Form 10-K
period 1993-12-31
IDS CERTIFICATE CO /MN/
filed 1994-03-29
CIK 52428

PAGE 1
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 30(a) OF THE INVESTMENT
     COMPANY ACT OF 1940 AND SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934            [FEE REQUIRED]

For the fiscal year ended December 31, 1993
                               OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934         [NO FEE REQUIRED]

For the transition period from __________________ to ____________.

Commission file number 2-23772

                    IDS Certificate Company
    (Exact name of registrant as specified in its charter)

                Delaware                      41-6009975
      (State or other jurisdiction of      (I.R.S. Employer
      incorporation or organization)       Identification No.)

    IDS Tower 10, Minneapolis, Minnesota         55440
  (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code (612) 671-3131

Securities registered pursuant to Section 12(b) of the Act:

                                      Name of each exchange on
     Title of each class                  which registered

             None                               None

Securities registered pursuant to Section 12(g) of the Act:

                              None
                        (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates
of the registrant.   None

PAGE 2
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                      150,000 Common shares
          CERTAIN DOCUMENTS INCORPORATED BY REFERENCE.
                              None

The registrant meets the conditions set forth in General
Instructions J(1)(a) and (b) of Form 10-K and is therefore filing this form with the permitted abbreviated narrative disclosure.

The Exhibit Index is located on sequential pages  16-18

PAGE 3
                        PART I

Item 1.   Business

     IDS Certificate Company (IDSC) is incorporated under the laws of Delaware. Its principal executive offices are located in the IDS Tower, Minneapolis, Minnesota, and its telephone number is (612) 671-3131. IDS Financial Corporation (IDS), a Delaware corporation, IDS Tower 10, Minneapolis, Minnesota 55440-0010, owns 100% of the outstanding voting securities of IDSC. IDS is a wholly owned subsidiary of American Express Company (American Express), a New York Corporation, with headquarters at American Express Tower, World Financial Center, New York, New York.

     IDSC is a face-amount certificate investment company registered under the Investment Company Act of 1940 (1940 Act). IDSC is in the business of issuing face-amount certificates. Face-amount certificates issued by IDSC entitle the certificate holder to receive, at maturity, a stated amount of money and interest or credits declared from time to time by IDSC, in its discretion.

     IDSC is continuously engaged in new product development. IDSC currently offers seven certificates to the public: "IDS Future Value Certificate", "IDS Cash Reserve Certificate", "IDS Flexible Savings Certificate" (formerly "IDS Variable Term Certificate"), "IDS Installment Certificate", "IDS Stock Market Certificate", "IDS Investors Certificate" and "IDS Special Deposits". The IDS Special Deposits is only offered for sale in London, England, and is not registered for sale in the United States. All certificates are currently sold without a sales charge. The IDS Installment Certificate, the IDS Flexible Savings Certificate, the IDS Stock Market Certificate, the IDS Investors Certificate and the IDS Special Deposits currently bear surrender charges for premature surrenders. All of the above described certificates, except the IDS Special Deposits, are distributed pursuant to a Distribution Agreement with IDS Financial Services Inc., an affiliate of IDSC. With respect to the IDS Investors Certificate and the IDS Stock Market Certificate, IDS Financial Services Inc., in turn, has a Selling Agent Agreement with American Express Bank International, a subsidiary of American Express, for selling the certificate. IDS Financial Services Inc. also distributes the IDS Stock Market Certificate. With respect to the IDS Special Deposits, IDSC has a Marketing Agreement with American Express Bank Ltd., a subsidiary of American Express, for marketing the certificate.

     IDSC also offers one certificate in connection with certain employee benefit plans available to eligible IDS employees, financial planners and retirees. This certificate is called the Series D-1 Investment Certificate.

     Except for the IDS Investors Certificate and the IDS Special
Deposits, all of the certificates are available as qualified investments for Individual Retirement Accounts (IRAs), or 401(k) plans and other qualified retirement plans.

PAGE 4
     The specified maturities of the certificates range from four to twenty years. Within that maturity period, most certificates have terms ranging from three to thirty-six months. Interest rates change and certificateholders can surrender their certificates without penalty at term end.

     The IDS Future Value Certificate is a single payment certificate that guarantees interest in advance for a 4, 5, 6, 7, 8, 9 or 10-year maturity, at the buyer's option.

     The IDS Cash Reserve Certificate is a single pay certificate that permits additional investments and guarantees interest in advance for a three-month term.

     The IDS Flexible Savings Certificate is a single payment certificate that permits a limited amount of additional payments and guarantees interest in advance for a term of 6, 12, 18, 24, 30 or 36 months, at the buyer's option.

     The IDS Installment Certificate is an installment payment certificate that declares interest in advance for a three-month period and offers bonuses in the third through sixth years for regular investments.

     The IDS Stock Market Certificate is a single payment certificate that offers the certificate holder the opportunity to have all or part of his interest tied to stock market performance, as measured by a broad stock market index, with guaranteed return of principal. The holder can also choose to earn a guaranteed fixed rate of interest. In addition to being sold to IDS clients pursuant to a Distribution Agreement with IDS Financial Services Inc., this certificate is sold by American Express Bank International (AEBI), under a Selling Agent Agreement with IDS Financial Services Inc. to AEBI's clients who are neither citizens nor residents of the United States.

     The IDS Investors Certificate is a single payment certificate that permits additional payments within 15 days of term renewal. Interest rates are guaranteed in advance for a term of 1, 2, 3, 6, 12, 24 or 36 months, at the buyer's option. This certificate is currently sold by AEBI, through a Selling Agent Agreement with IDS Financial Services Inc., only to AEBI's clients who are neither citizens nor residents of the United States.

     The IDS Special Deposits is a single payment certificate that permits additional payments within 15 days of term renewal. Interest rates are guaranteed in advance for a term of 1, 2, 3, 6, 12, 24 or 36 months, at the buyer's option. This certificate is currently sold by American Express Bank Ltd. ("AEB") in the London office, through a Marketing Agreement with IDSC, only to AEB's clients who are neither citizens nor residents of the United States. This certificate is not registered for sale in the United States.

PAGE 5
     IDSC is by far the largest issuer of face-amount certificates in the United States. However, such certificates compete with many other investments offered by banks, savings and loan associations, mutual funds, broker-dealers and others, which may be viewed by potential clients as offering a comparable or superior combination of safety and return on investment. In particular, some of IDSC's products are designed to be competitive with the types of investment offered by banks and thrifts. Since IDSC's face-amount certificates are securities, their offer and sale are subject to regulation under federal and state securities laws. IDSC's certificates are backed by its qualified assets on deposit and are not insured by any governmental agency.

     For all of the certificates, except for the IDS Investors Certificate and the IDS Special Deposits, IDSC's current policy is to re-evaluate the certificate rates weekly to respond to marketplace changes. For the IDS Investors Certificate and the IDS Special Deposits, IDSC's current policy is to re-evaluate the rates on a daily basis. For each product, IDSC refers to an independent index to set the rates for new sales. Except for IDS Special Deposits, IDSC must set the rates within a specified range of the rate from such index. For renewals, IDSC uses such rates as an indication of the competitors' rates, but is not required to set rates within a specified range.

     For the IDS Flexible Savings Certificate, IDS Cash Reserve
Certificate and the IDS Series D-1 Investment Certificate, the published rates of the BANK RATE MONITOR National Index (trademark) for various length bank certificates of deposit are used as the guide in setting rates. For the IDS Installment Certificate, the average interest rate for money market deposit accounts, as published by the BANK RATE MONITOR National Index (trademark), North Palm Beach, FL, is used as a guide in setting rates. For the IDS
Future Value Certificate, the average quoted yields of certain
U.S. Treasury Bonds for similar maturities, as published in the Wall Street Journal and the New York Times, are used as a guide in setting rates. For the IDS Investors Certificate and IDS
Special Deposits, the published average rates for comparable length dollar deposits available on an interbank basis, referred to as the London Interbank Offered Rates (LIBOR), are used as a guide in setting rates.

     To compete with popular short-term investment vehicles such as certificates of deposit, money market certificates and money market mutual funds that offer comparable yields, liquidity and safety of principal, IDSC offers the IDS Cash Reserve Certificate and the IDS Flexible Savings Certificate. The yields and features on these products are designed to be competitive with such short-term products. The IDS Investors Certificate and IDS Special Deposits also compete with short-term products but use LIBOR rates. The IDS Future Value Certificate has certain features similar to those of zero coupon bonds and is intended to compete with that type of investment as well as with intermediate to long-term certificates of deposit. The IDS Installment Certificate is intended to help clients save systematically and may compete with passbook savings and NOW accounts. The IDS Stock Market Certificate is designed to offer interest tied to a

PAGE 6
major stock market index and guaranteed principal. Certain banks offer certificates of deposit that have features similar to the Stock Market Certificate.

     IDSC's gross income is derived principally from interest and dividends generated by its investments. IDSC's net income is determined by deducting from such gross income its provision for certificate reserves, and other expenses, including taxes, the fee paid to IDS for advisory and other services and the distribution fees paid to IDS Financial Services Inc. and AEBI and marketing fees paid to AEB.

The following table shows IDSC's sales and surrenders of certificates for the three years ended December 31, 1993:

                                   1993         1992        1991
Single Payment* (Cash Basis)                ($ in millions)
Non-Qualified
Sales                             $  822.5     $1,046.3    $1,208.0
Surrenders                         1,162.9      1,368.3     1,536.0
Qualified
Sales                                115.4        136.5       157.6
Surrenders                           220.4        249.1       232.6

Installment Payment (Face-amount Basis)
Non-Qualified
Sales                                369.0        392.7       358.3
Surrenders                           327.5        330.9       333.8
Qualified
Sales                                  6.1          9.9        20.2
Surrenders                            23.1         48.5        47.6

*Includes Cash Reserve, Flexible Savings, Single Payment, Future
Value, Investors, Stock Market and IDS Special Deposits certificates.

     In 1993 approximately 12% of single payment certificate sales and 2% of installment certificate sales were of tax-qualified certificates for use in IRAs, and 401(k) plans and other qualified retirement plans.

     The certificates offered by IDS Financial Services Inc. are sold pursuant to a distribution agreement which is terminable on 60 days' notice and is subject to annual approval by IDSC's Board of Directors, including a majority of the directors who are not "interested persons" of IDS Financial Services Inc. or IDSC as that term is defined in the 1940 Act. The agreement provides for the payment of distribution fees to IDS Financial Services Inc. for services provided thereunder. IDS Financial Services Inc. is a wholly owned subsidiary of IDS. For the distribution of the IDS Investors Certificate, IDS Financial Services Inc., in turn, has a Selling Agent Agreement with AEBI. For distribution of IDS Special Deposits, IDSC has a Marketing Agreement with AEB. Both agreements are terminable upon 60 days' notice and similarly subject to annual approval of the disinterested directors of IDSC.

PAGE 7
     IDSC receives advice, statistical data and recommendations with respect to the acquisition and disposition of securities for its portfolio from IDS, under an investment management agreement which is subject to annual renewal by IDSC's Board of Directors, including a majority of the directors who are not "interested persons" of IDS or IDSC.

     IDSC is required to maintain "qualified investments" meeting the standards of Section 28(b) of the 1940 Act. The carrying value of said investments must be at least equal to IDSC's net liabilities on all outstanding face-amount certificates plus $250,000. IDSC's qualified assets consist of cash and cash equivalents, first mortgage loans on real estate, U.S. government and government agency securities, municipal bonds, corporate bonds, preferred stocks and other securities meeting specified standards. IDSC is subject to annual examination and supervision by the State of Minnesota, Department of Commerce (Banking Division).

     Distribution fees on sale of certain certificates are deferred and amortized over the estimated lives of the related certificates, which is approximately 10 years. Upon surrender, unamortized deferred distribution fees are charged against income. Thus, these certificates must remain in effect for a period of time to permit IDSC to recover such costs.

Item 2.   Properties

     None.

Item 3.   Legal Proceedings

     Registrant has no material pending legal proceedings other than ordinary routine litigation incidental to its business.

Item 4.   Submission of Matters to a Vote of Security Holders

     Item omitted pursuant to General Instructions J(1)(a) and (b) of Form 10-K.

                             PART II

Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters

     There is no market for the Registrant's common stock since it is a wholly owned subsidiary of IDS and, indirectly, of American Express. Frequency and amount of dividends declared during the past two years are as follows:

     Dividend Payable Date                 Cash            In-Kind*

     For year ended December 31, 1993:
     February 9, 1993                     $11,000,000       $    -
     May 13, 1993                          13,000,000            -
     August 10, 1993                       13,000,000            -
     November 10, 1993                     12,500,000            -
     December 31, 1993                     15,000,000            -
         Total                            $64,500,000       $    -

PAGE 8
     Dividend Payable Date                 Cash            In-Kind*

     For year ended December 31, 1992:
     February 10, 1992                    $ 7,300,000  $         -
     May 8, 1992                           15,200,000            -
     August 10, 1992                       21,250,000            -
     November 10, 1992                     40,000,000            -
     December 30, 1992                         -         64,557,994
        Total                             $83,750,000   $64,557,994

   *  Consisted of an investment security at amortized cost.

     Restriction on the Registrant's present or future ability to pay dividends:

     Certain series of installment certificates outstanding provide that cash dividends may be paid by IDSC only in calendar years for which additional credits of at least 1/2 of 1% on such series of certificates have been authorized by IDSC. This restriction has been removed for 1994 and 1995 by action of IDSC on additional credits in excess of this requirement.

     Appropriated retained earnings resulting from the predeclaration of additional credits to IDSC's certificate holders are not available for the payment of dividends by IDSC. In addition, IDSC will discontinue issuance of certificates subject to the predeclaration of additional credits and will make no further predeclaration as to outstanding certificates if at any time the capital and unappropriated retained earnings of IDSC should be less than 5% of net certificate reserves (certificate reserves less certificate loans). At December 31, 1993, the capital and unappropriated retained earnings amounted to 5.84% of net certificate reserves.

PAGE 9

Item 6.  Selected Financial Data

The following selected financial information has been derived from the audited financial statements and should be read in conjunction with those statements and the related notes to financial statements. Also see Management's Discussion and Analysis of Financial Condition and Results of Operations for additional comments.

Year Ended Dec. 31,                  1993        1992        1991        1990        1989
- -------------------------------------------------------------------------------------------
                                                          ($ thousands)
Statement of Operations Data:
Investment income.............   $  236,859  $  294,799  $  351,970  $  331,521  $  248,472
Investment expenses...........       65,404      69,630      63,353      55,176      42,082
- -------------------------------------------------------------------------------------------
Net investment income before
  provisions for certificate
  reserves and income taxes...      171,455     225,169     288,617     276,345     206,390
Net provision for certificate
  reserves....................      123,516     178,175     258,443     271,267     208,219
- -------------------------------------------------------------------------------------------
Net investment income (loss)
  before income taxes.........       47,939      46,994      30,174       5,078      (1,829)
Income tax benefit............        3,365      11,666      20,537      28,588      26,040
- -------------------------------------------------------------------------------------------
Net investment income.........       51,304      58,660      50,711      33,666      24,211
- -------------------------------------------------------------------------------------------
Realized gain (loss) on
  investments - net:
Securities of unaffiliated
  issuers.....................       (9,870)     (9,498)       (129)      2,178       1,672
Other - unaffiliated..........         (418)       (500)     (1,053)       (851)          -
- -------------------------------------------------------------------------------------------
Total gain (loss) on
  investments.................      (10,288)     (9,998)     (1,182)      1,327       1,672
Income tax expense (benefit)..       (4,617)     (3,399)       (402)        451         569
- -------------------------------------------------------------------------------------------
Net realized gain (loss) on
  investments ................       (5,671)     (6,599)       (780)        876       1,103
Net income - wholly owned
  subsidiary..................          120           3         139         286         280
- -------------------------------------------------------------------------------------------
Net income ...................   $   45,753  $   52,064  $   50,070  $   34,828  $   25,594
- -------------------------------------------------------------------------------------------
Dividends declared:
  Cash........................   $   64,500  $   83,750  $   74,800  $   47,000  $   17,900
  In-kind(a)..................            -      64,558      25,466           -       1,500
- -------------------------------------------------------------------------------------------
Balance Sheet Data:
Total assets..................   $2,951,405  $3,444,985  $3,971,583  $4,168,586  $3,398,486
Certificate loans.............       67,429      77,347      88,570      99,192     110,608
Certificate reserves..........    2,777,451   3,256,472   3,712,570   3,859,530   3,150,917
Stockholder's equity..........      161,138     179,885     223,820     273,600     231,494
- -------------------------------------------------------------------------------------------
IDS Certificate Company (IDSC) is 100 percent owned by IDS Financial Corporation (IDS).
(a) Consisted of an investment security at amortized cost in 1992 and a reduction in the note receivable from IDS in 1991 and 1989.

PAGE 10
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

RESULTS OF OPERATIONS

IDS Certificate Company's (IDSC) earnings are derived from the after-tax yield on invested assets less investment expenses and interest credited on certificate reserve liabilities. Significant changes and trends occur largely due to interest rate changes and the difference between rates of return on investments, rates of interest credited to certificate holder accounts and the mix of fully taxable and tax-advantaged investments in the IDSC portfolio.

In 1989 and 1990, total assets and certificate reserve liabilities increased due to certificate sales exceeding certificate maturities and surrenders. The increases in total assets in 1989 and 1990 also reflect capital contributions from its parent, IDS Financial Corporation (IDS). (See Liquidity and Cash Flow Discussion)

Total assets and certificate reserve liabilities decreased in 1993, 1992 and 1991 due to certificate maturities and surrenders exceeding certificate sales. The excess of certificate maturities and surrenders over certificate sales in 1993, 1992 and 1991 resulted primarily from lower accrual rates declared by IDSC in those years, reflecting lower interest rates available in the marketplace.

1993 Compared to 1992

Gross investment income decreased 20 percent due to a lower balance of invested assets and lower investment yields.

The 6.1 percent decrease in investment expenses resulted primarily from lower distribution fees due to lower certificate sales, and lower investment advisory and services fee due to a lower asset base on which the fee is calculated. These decreases were partially offset by higher amortization of interest rate caps. The higher amortization reflects additional purchases and accelerated amortization of certain interest rate caps in 1993.

Net provision for certificate reserves decreased 31 percent reflecting lower accrual rates and a lower average balance of certificate reserves.

The $7.1 million decrease in income tax benefit resulted primarily from lower tax-advantaged income in 1993. The impact of the change in Federal statutory income tax rate in 1993 was an increase in income tax benefit of $.6 million of which $.4 million reflects the increase in rate on the Dec. 31, 1992 balance of temporary differences.

1992 Compared to 1991

Net investment income of $58.7 million in 1992 was 16 percent higher than in 1991. The primary reason was an interest rate environment in 1992, that resulted in slightly lower long-term investment yields than in 1991 while short-term rates declined significantly. As a result,

PAGE 11
IDSC's investment yields decreased, however, interest rates credited on certificate reserve liabilities were significantly lower due to the short-term repricing nature of certificate products.

Gross investment income decreased 16 percent due to a lower balance of invested assets and lower investment yields.

The 10 percent increase in investment expenses resulted primarily from higher amortization of premiums paid for interest rate caps and index options used as hedges against changes in rates credited on certificate liabilities. Distribution fees were lower due primarily to lower certificate sales. Investment advisory and services fee was lower due a lower asset base on which the fee is calculated.

Net provision for certificate reserves decreased 31 percent reflecting lower accrual rates and a lower average balance of certificate reserves.

The decrease in income tax benefit resulted primarily from higher pretax income and lower tax-advantaged income in 1992.

LIQUIDITY AND CASH FLOW

IDSC's principal sources of cash are reserve payments from sales of face-amount certificates and cash flows from investments. In turn, IDSC's principal uses of cash are payments to certificate holders for matured and surrendered certificates, purchase of investments and payments of dividends to IDS.

Although certificate sales volume decreased 18 percent in 1993, total sales remained strong reflecting clients' ongoing desire for safety of principal. Sales of single payment certificates totaled $.9 billion compared to $1.1 billion during 1992, $1.4 billion during 1991 and $1.6 billion during both 1990 and 1989.

IDSC, as an issuer of face-amount certificates, is affected whenever there is a significant change in interest rates. In view of the uncertainty in the investment markets and due to the short-term repricing nature of certificate reserve liabilities, IDSC continues to invest in securities with relatively short maturities and in securities that provide for more immediate, periodic interest/principal payments, resulting in improved liquidity. To accomplish this, IDSC continues to invest much of its cash flow in mortgage-backed securities and in sinking-fund preferred stock.

IDSC's investment program is designed to maintain an investment portfolio that will produce the highest possible after-tax yield within acceptable risk standards with additional emphasis on liquidity. The program considers investment securities as investments acquired with the intent and ability to hold for the foreseeable future and is designed to meet anticipated certificate holder obligations. IDSC normally holds its portfolio securities until maturity or retirement, at which time the carrying values are expected to be recovered.

PAGE 12
At Dec. 31, 1993, securities carried at cost decreased to $2.4 billion from $2.9 billion at Dec. 31, 1992. These securities, which comprise 85 percent of IDSC's total invested assets, are highly rated and well diversified. 96 percent are of investment grade and, other than U.S. Government Agency mortgage-backed securities, no one issuer represents more than two percent of these securities. See note 3 to Financial Statements for additional information on ratings and diversification.

Gross unrealized gains and gross unrealized losses on investment securities carried at cost were $119 million and $6.5 million, respectively, at Dec. 31, 1993.

In 1993, in reaction to the changing interest rate environment, IDSC continued to restructure a portion of its investment security portfolio by selling $349 million of investment securities. The sales included $253 million of mortgage-backed securities purchased at a premium. These securities were sold to decrease exposure to prepayment activity on the underlying pool of mortgages that could have had a negative impact on future yields on these securities. Cash flows of $897 million from operating activities, scheduled maturities, and redemptions of investments in 1993, were more than adequate to fund the net cash outflow of $603 million related to certificate obligations.

During 1992, IDSC charged earnings with $23.7 million of write-downs in the value of certain interest-only, mortgage-backed securities that resulted from high prepayments due to refinancing and additional payment activity on the underlying pool of mortgages due to declining interest rates. At Dec. 31, 1992, the carrying value of these securities was $30.2 million. During 1993, additional write-downs of $.6 million were recorded and all of these securities with a carrying value of $27.4 million were sold for $14.3 million.

During 1993, IDSC's reserve for possible losses on its below investment grade securities was reduced by $12.2 million from $14.2 million at Dec. 31, 1992 to $2.0 million at Dec. 31, 1993. The reduction reflects sales and exchanges of certain of these issues in 1993. IDSC does not generally invest in below investment grade securities and is limited by regulation as to the amount of such securities it can hold. IDSC's holdings in these securities result principally from the downgrading of the securities subsequent to purchase by IDSC. Management believes that reserves for possible losses on securities owned at Dec. 31, 1993, are adequate, however, future economic factors could impact the ratings of securities owned and additional reserves for losses may need to be recognized.

Impact of New Accounting Standards

In May of 1993, the Financial Accounting Standards Board issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which IDSC will implement, effective Jan. 1, 1994. Under
PAGE 13
the new rules, debt securities that IDSC has both the positive intent and ability to hold to maturity will be carried at amortized cost. Debt securities that IDSC does not have the positive intent and ability to hold to maturity and all marketable equity securities will be classified as available-for-sale and carried at fair value. Unrealized gains and losses on securities classified as available-for-sale will be carried as a separate component of Stockholder's Equity. The effect of the new rules will be to increase Stockholder's Equity by approximately $4 million, net of taxes, as of Jan. 1, 1994.

SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," is expected to have no material impact on IDSC's results of operations or financial condition.

Dividends

Cash dividends ranging from $17.9 million to $83.8 million were declared during each of the years 1989 to 1993. In addition, dividends-in-kind were declared consisting of an investment security of $64.6 million in 1992 and a reduction in the notes receivable from IDS of $25.5 million and $1.5 million in 1991 and 1989, respectively. As a result of projected adequate earnings in 1994 and capital in excess of regulatory requirements, IDSC anticipates declaring regular cash dividends of approximately $50 million in 1994.

Capital Contributions

IDSC received capital contributions from IDS of $54.7 million in Fund American Companies, Inc. preferred stock in 1990 and $18.5 million in cash and $85.9 million in Fund American Companies, Inc. preferred stock in 1989. American Express Company made capital contributions to several subsidiaries in 1989 and IDSC, through IDS, was able to take advantage of this special opportunity. The contributions benefited IDSC by providing support for the increased certificate sales volumes in 1991, 1990 and 1989, allowing for future growth and for payment of regular dividends.

Due to the decrease in IDSC's assets in 1992, IDSC felt its holding in Fund American Companies, Inc. preferred stock was too large an exposure to a single credit risk, resulting in IDSC's dividend-in-kind of the issue to IDS. IDS subsequently contributed capital to IDSC of $52.3 million. The contribution was necessary in management of IDSC's regulatory capital requirements.

Ratios

The ratio of stockholder's equity to total assets less certificate loans at Dec. 31, 1993, was 5.59 percent, compared to 5.34 percent in 1992. IDSC intends to manage this ratio to five percent in 1994, which meets current regulatory requirements.

PAGE 14
                     IDS CERTIFICATE COMPANY

Item 8.   Financial Statements and Supplementary Data

1. Financial Statements and Schedules Required under Regulation S-X

   Index to Financial Statements and Schedules              Page

Financial Statements:

   Report of Independent Auditors                            21

   Responsibility for Preparation of Financial Statements    22

   Balance Sheet, December 31, 1993 and 1992                 23-24

   Statement of Operations, year ended December 31, 1993,
    1992 and 1991                                            25-26

   Statement of Stockholder's Equity, year ended
    December 31, 1993, 1992 and 1991                         27

   Statement of Cash Flows, year ended December 31,
    1993, 1992 and 1991                                      28

   Notes to Financial Statements                             29-43

Schedules:

 I  -     Investments in Securities of Unaffiliated Issuers,
          December 31, 1993

II  -     Investments in and Advances to Affiliates and Income
          Thereon, December 31, 1993, 1992 and 1991

III -     Mortgage Loans on Real Estate and Interest earned on
          Mortgages, year ended December 31, 1993

 V  -     Qualified Assets on Deposit, December 31, 1993

IX  -     Supplementary Profit and Loss Information, three years
          ended December 31, 1993

XI  -     Certificate Reserves, year ended December 31, 1993

XII -     Valuation and Qualifying Accounts, year ended
          December 31, 1993, 1992 and 1991

     Schedules III and XI for the year ended December 31, 1992 and Schedule XI for the year ended December 31, 1991 are included in Registrant's Annual Reports on Form 10-K for the fiscal years ended December 31, 1992 and December 31, 1991, respectively, Commission file 2-23772, and are incorporated herein by reference.

       2. Supplementary Data
          None

PAGE 15
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None

PAGE 16
                            PART III

Items omitted pursuant to General Instructions J(1)(a) and (b) of Form 10-K.

                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) List the following documents filed as a part of the report:

     1.   All financial statements.  See Item 8.

     2.   Financial statement schedules.  See Item 8.

     3.   Exhibits

          (1)a. The Distribution Agreement dated November 18, 1988, between Registrant and IDS Financial Services Inc., filed electronically as Exhibit 1(a) to the Registration Statement for the American Express International Investment Certificate (now called the IDS Investors Certificate), is incorporated herein by reference.

          (1)b. Form of the Distribution Agreement for the American Express Savings Certificate between Registrant and American Express Service Corporation, filed electronically as Exhibit 1(b) to the Registration Statement for the American Express International Investment Certificate (now called the IDS Investors Certificate), is incorporated herein by reference.

          (1)c. Selling Agent Agreement dated June 1, 1990, between American Express Bank International and IDS Financial Services Inc., for the IDS Investors and IDS Stock Market Certificates, filed electronically as
          Exhibit 1(c) to the Post-Effective Amendment No. 5 to Registration Statement No. 33-26844 for the IDS Investors Certificate, is incorporated herein by reference.

          (1)d. Marketing Agreement dated October 10, 1991, between Registrant and American Express Bank Ltd., filed electronically as Exhibit 1(d) to Post-Effective Amendment No. 31 to Registration Statement No. 2-55252 for the Series D-1 Investment Certificate, is incorporated herein by reference.

          (3)a.  The ISA Certificate of Incorporation and ISA By-
          Laws, filed electronically as Exhibit 3(a) and 3(c) to Post-Effective Amendment No. 2 to Registration Statement No. 2-95577 are incorporated herein by reference.

PAGE 17
          (3)c. Certificate of Amendment, dated April 2, 1984, to ISA's Certificate of Incorporation filed electronically as Exhibit 3(b) to Post-Effective
          Amendment No. 2 to Registration Statement No. 2-95577 is incorporated herein by reference.

          (4) Forms of Cash Reserve Certificate, Future Value Certificate, Installment Investment Certificate, Series D-1 Investment Certificate and Variable Term Certificate filed electronically as Exhibit 4 to Post-Effective Amendment No. 2 to Registration Statement No. 2-95577 are incorporated by reference. Form of Certificate for IDS Stock Market Certificate filed electronically as Exhibit 4 to Pre-Effective Amendment No. 2 to Registration Statement No. 33-22503, is incorporated herein by reference.

          (10)a. The Investment Advisory and Services Agreement between ISA and IDS/American Express Inc. dated January 12, 1984 filed electronically as Exhibit 10(a) to Post-Effective Amendment No. 2 to Registration Statement No. 2-95577 is incorporated herein by reference.

          (10)b. Depository and Custodial Agreement dated September 30, 1985 between IDS Certificate Company and IDS Trust Company, filed electronically as Exhibit 10(b) to Registrant's Post-Effective Amendment No. 2 to Registration Statement No. 2-95577 is incorporated herein by reference.

          (10)c. Loan Agreement between Registrant and Investors Syndicate Development Corporation dated October 13, 1970, filed electronically as Exhibit 10(c) to Post-Effective Amendment No. 2 to Registration Statement No. 2-95577 is incorporated herein by reference.

          (10)d. Agreement for the servicing of Residential Mortgage Loans between ISA and Advance Mortgage Company, Ltd., dated August 31, 1980, filed electronically as Exhibit 10(d) to Post-Effective Amendment No. 2 to Registration Statement No. 2-95577 is incorporated herein by reference.

          (10)e.  Agreement for the servicing of Commercial
          Mortgage Loans between ISA and FBS Mortgage
          Corporation, dated October 1, 1980, filed electronically as Exhibit 10(e) to Post-Effective
          Amendment No. 2 to Registration Statement No. 2-95577 is incorporated herein by reference.

          (10)f. Agreement by and between registrant and IDS/American Express Inc. ("IDS") providing for the purchase by IDS of a block of portfolio securities from registrant, filed as Exhibit 10.5 to the September 30, 1981 Quarterly Report on Form 10-Q of Alleghany Corporation, is incorporated herein by reference.

PAGE 18
          (10)g. Transfer Agent Agreements for the servicing of the American Express Savings Certificate, filed electronically as Exhibit 10(g) to Pre-Effective
          Amendment No. 1 to Registration Statement No. 33-25385, are incorporated herein by reference.

          (10)h. Foreign Deposit Agreement dated November 21, 1990, between IDS Certificate Company and IDS Bank & Trust, filed electronically as Exhibit 10(h) to Post-Effective Amendment No. 5 to Registration Statement No. 33-26844, is incorporated herein by reference.

          (25)a.  Officers' Power of Attorney dated February 1,
          1994, filed as Exhibit 25(a) to Post-Effective Amendment No. 34 to Registration Statement No. 2-55252, is incorporated herein by reference.

          (25)b.  Directors' Power of Attorney dated February 1,
          1994, filed as Exhibit 25(b) to Post-Effective Amendment No. 34 to Registration Statement No. 2-55252, is incorporated herein by reference.

     (b) Reports on Form 8-K filed during the last quarter of the period covered by this report.

          None

PAGE 19
                    SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT                         IDS CERTIFICATE COMPANY

                                   /s/ Stuart A. Sedlacek
BY                                 BRUCE A. KOHN
NAME AND TITLE                     Stuart A. Sedlacek* **
                                   President
DATE                               March 29, 1994


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY                                 BRUCE A. KOHN
NAME AND TITLE                     Stuart A. Sedlacek* **
                                   President
                                   Principal Executive Officer
                                   and Director
DATE                               March 29, 1994

BY                                 BRUCE A. KOHN
NAME AND TITLE                     John M. Knight,* Controller
                                   (Principal Accounting Officer)
DATE                               March 29, 1994

BY                                 BRUCE A. KOHN
NAME AND TITLE                     Morris Goodwin,* Treasurer and
                                   Principal Financial Officer
DATE                               March 29, 1994

BY                                 BRUCE A. KOHN
NAME AND TITLE                     David R. Hubers,** Director
DATE                               March 29, 1994

BY                                 BRUCE A. KOHN
NAME AND TITLE                     Charles W. Johnson,** Director
DATE                               March 29, 1994

BY                                 BRUCE A. KOHN
NAME AND TITLE                     Edward Landes,** Director
DATE                               March 29, 1994

BY                                 BRUCE A. KOHN
NAME AND TITLE                     Peter A. Lefferts,* Director
DATE                               March 29, 1994

BY                                 BRUCE A. KOHN
NAME AND TITLE                     John V. Luck,** Director
DATE                               March 29, 1994

BY                                 BRUCE A. KOHN
NAME AND TITLE                     James A. Mitchell, Director
DATE                               March 29, 1994

BY                                 BRUCE A. KOHN
NAME AND TITLE                     Harrison Randolph,** Director
DATE                               March 29, 1994

BY                                 BRUCE A. KOHN
NAME AND TITLE                     Gordon H. Ritz,** Director
DATE                               March 29, 1994

* Signed pursuant to Officers' Power of Attorney dated February 1, 1994 filed as Exhibit 25(a) to Post-Effective Amendment
No. 34 to Registration Statement No. 2-55252, incorporated herein by reference.


_______________________
Bruce A. Kohn


** Signed pursuant to Directors' Power of Attorney dated February
1, 1994 filed as Exhibit 25(b) to Post-Effective Amendment No. 34 to Registration Statement No. 2-55252, incorporated herein by reference.


_______________________
Bruce A. Kohn

PAGE 21
                 REPORT OF INDEPENDENT AUDITORS




The Board of Directors and Security Holders
IDS Certificate Company:



We have audited the accompanying balance sheets of IDS
Certificate Company as of December 31, 1993 and 1992, and the related statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the index at item 8. These financial statements and schedules are the responsibility of the management of IDS Certificate Company. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. Our procedures included confirmation of investments owned as of December 31, 1993 and 1992 by correspondence with custodians and brokers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IDS Certificate Company at December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.








                                            ERNST & YOUNG
                                            Minneapolis, Minnesota
                                            February 3, 1994

PAGE 22
IDS Certificate Company

Responsibility for Preparation of Financial Statements

The management of IDS Certificate Company is responsible for the preparation of the financial statements and related notes included in this Form 10-K. The statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and include amounts based on the best judgment of management. Financial information included elsewhere in this Form 10-K is consistent with these financial statements.

In recognition of its responsibility for the integrity and objectivity of data in the financial statements, management maintains a system of internal accounting controls. This system includes an organizational structure with clearly defined lines of responsibility and delegation of authority. To ensure the effective administration of internal control, employees are carefully selected and trained, written policies and procedures are developed and disseminated, and appropriate communication channels are provided to foster an environment conducive to the effective functioning of controls.

The system is supported by an internal auditing function that reports its findings to management throughout the year. IDS Certificate Company's independent auditors are engaged to express an opinion on the year-end financial statements. They objectively and independently review the performance of management in carrying out its responsibility for reporting operating results and financial condition. With the coordinated support of the internal auditors, they review and test the system of internal accounting controls and the data contained in the financial statements.

Balance Sheet, Dec. 31,
- ---------------------------------------------------------------------------------------

Assets

Qualified Assets (note 2)                                        1993           1992
- -----------------------------------------------------------------------------------------
                                                                    ($ thousands)
Investments in unaffiliated issuers (note 3):
  Cash and cash equivalents...................                 $   54,059     $   71,359
  Bonds and notes......................................         1,632,657      1,932,189
  Preferred stocks.....................................           797,044        991,505
  First mortgage loans on real estate..................           281,865        233,796
  Certificate loans - secured by certificate reserves..            67,429         77,347
  Other................................................             2,218            150
Investments in and advances to affiliates..............             4,812          2,787
- -----------------------------------------------------------------------------------------
Total investments......................................         2,840,084      3,309,133
Receivables:
  Dividends and interest...............................            40,432         50,441
  Investment securities sold...........................            10,068          7,550
- -----------------------------------------------------------------------------------------
Total receivables......................................            50,500         57,991
- -----------------------------------------------------------------------------------------
Other (notes 8 and 9)..................................            41,153         44,049
- -----------------------------------------------------------------------------------------
Total qualified assets.................................         2,931,737      3,411,173
- -----------------------------------------------------------------------------------------
Other Assets
- -----------------------------------------------------------------------------------------
Deferred distribution fees.............................            19,615         21,550
Deferred federal income taxes (note 7).................                 -         11,281
Other..................................................                53            981
- -----------------------------------------------------------------------------------------
Total other assets.....................................            19,668         33,812
- -----------------------------------------------------------------------------------------
Total assets...........................................        $2,951,405     $3,444,985
- -----------------------------------------------------------------------------------------
See notes to financial statements.

Balance Sheet, Dec. 31,
- ---------------------------------------------------------------------------------------
Liabilities and Stockholder's Equity

Liabilities                                                      1993           1992
- ---------------------------------------------------------------------------------------
                                                                    ($ thousands)
Certificate Reserves (note 4):
Installment certificates:
  Reserves to mature................................          $  352,649     $  358,345
  Additional credits and accrued interest...........              18,555         18,067
  Advance payments and accrued interest.............               1,943          2,277
  Other.............................................                  54             53
Fully paid certificates:
  Reserves to mature................................           2,243,416      2,701,724
  Additional credits and accrued interest...........             160,440        175,651
Due to unlocated certificate holders................                 394            355
- ---------------------------------------------------------------------------------------
Total certificate reserves..........................           2,777,451      3,256,472
- ---------------------------------------------------------------------------------------
 Accounts Payable and Accrued Liabilities:
  Due to IDS (note 6A)..............................               1,182          1,419
  Due to IDS for federal income taxes...............               5,862              -
  Due to affiliates (note 6B and 6C)................               1,457          1,539
  Payable for investment securities purchased.......                   -            160
  Payable upon return of securities loaned .........                   -          1,643
  Accounts payable, accrued expenses and other......               4,150          3,867
- ---------------------------------------------------------------------------------------
Total accounts payable and accrued liabilities......              12,651          8,628
Deferred federal income taxes (note 7)..............                 165              -
- ---------------------------------------------------------------------------------------
Total liabilities...................................           2,790,267      3,265,100
- ---------------------------------------------------------------------------------------
Stockholder's Equity (notes 4B, 4C, and 5):
Common stock, $10 par - authorized and
  issued 150,000 shares.............................               1,500          1,500
Additional paid-in capital..........................             147,144        166,144
Retained earnings:
  Appropriated for predeclared additional
    credits/interest................................               2,726          2,804
  Appropriated for additional interest on
    advance payments................................                  25            100
  Unappropriated....................................               9,743          9,337
- ---------------------------------------------------------------------------------------
Total stockholder's equity..........................             161,138        179,885
- ---------------------------------------------------------------------------------------
Total liabilities and stockholder's equity..........          $2,951,405     $3,444,985
- ---------------------------------------------------------------------------------------
See notes to financial statements.

Statement of Operations
- -----------------------------------------------------------------------------------------
Year ended Dec. 31,                                  1993         1992            1991
- -----------------------------------------------------------------------------------------
                                                              ($ thousands)
Investment Income:
Interest income from investments:
  Bonds and notes:
    Unaffiliated issuers........................   $140,991     $178,071        $239,193
    IDS.........................................          -            -           3,820
  Mortgage loans on real estate:
    Unaffiliated................................     24,071       18,430          10,445
    Affiliated..................................         78           88              97
    Certificate loans...........................      3,882        4,479           5,061
Dividends.......................................     67,115       92,599          92,374
Other...........................................        722        1,132             980
- ------------------------------------------------------------------------------------------
Total investment income.........................    236,859      294,799         351,970
- ------------------------------------------------------------------------------------------
Investment Expenses:
IDS and affiliated company fees (note 6):
  Distribution..................................     28,477       32,752          35,888
  Investment advisory and services..............     15,036       17,851          19,787
  Depositary....................................        201          225             279
  Transfer agent................................          -            7              30
Options.........................................      9,419       10,323           1,266
Interest rate caps..............................     11,667        7,649           5,077
Other...........................................        604          823           1,026
- ------------------------------------------------------------------------------------------
Total investment expenses.......................     65,404       69,630          63,353
- ------------------------------------------------------------------------------------------
Net investment income before provisions
  for certificate reserves and income taxes.....   $171,455     $225,169        $288,617
- ------------------------------------------------------------------------------------------
See notes to financial statements.

Statement of Operations (continued)
- ---------------------------------------------------------------------------------------

Year ended Dec. 31,                                  1993          1992          1991
- ---------------------------------------------------------------------------------------
                                                              ($ thousands)
Provision for Certificate Reserves (notes 4 and 9):
According to the terms of the certificates:
  Provision for certificate reserves............   $ 20,555      $ 28,685      $ 21,402
  Interest on additional credits................      3,605         3,904         3,984
  Interest on advance payments..................         90            68            71
Additional credits/interest authorized by IDSC:
  On fully paid certificates....................     93,546       141,197       229,039
  On installment certificates...................      6,704         5,270         5,058
  On advance payments...........................          -            89            96
- ---------------------------------------------------------------------------------------
Total provision before reserve recoveries.......    124,500       179,213       259,650
Reserve recoveries from terminations
  prior to maturity..............................      (984)       (1,038)       (1,207)
- ---------------------------------------------------------------------------------------
Net provision for certificate reserves..........    123,516       178,175       258,443
- ---------------------------------------------------------------------------------------
Net investment income before income taxes.......     47,939        46,994        30,174
Income tax benefit (note 7).....................      3,365        11,666        20,537
- ---------------------------------------------------------------------------------------
Net investment income...........................     51,304        58,660        50,711
- ---------------------------------------------------------------------------------------
Realized loss on investments - net:
  Securities of unaffiliated issuers............     (9,870)       (9,498)         (129)
  Other-unaffiliated............................       (418)         (500)       (1,053)
- ---------------------------------------------------------------------------------------
Total loss on investments.......................    (10,288)       (9,998)       (1,182)
- ---------------------------------------------------------------------------------------
Income tax expense (benefit) (note 7):
  Current.......................................    (19,508)        6,121          (777)
  Deferred......................................     14,891        (9,520)          375
- ---------------------------------------------------------------------------------------
Total income tax benefit........................     (4,617)       (3,399)         (402)
- ---------------------------------------------------------------------------------------
Net realized loss on investments................     (5,671)       (6,599)         (780)
- ---------------------------------------------------------------------------------------
Net income - wholly owned subsidiary............        120             3           139
- ---------------------------------------------------------------------------------------
Net income .....................................   $ 45,753      $ 52,064      $ 50,070
- ---------------------------------------------------------------------------------------
See notes to financial statements.

Statement of Stockholder's Equity
- ----------------------------------------------------------------------------------------
Year ended Dec. 31,                                 1993           1992           1991
- ----------------------------------------------------------------------------------------
                                                       ($ thousands)
Common Stock:
Balance at beginning and end of year............  $  1,500       $  1,500       $  1,500
- ----------------------------------------------------------------------------------------
Additional Paid-in Capital:
Balance at beginning of year....................  $166,144       $206,393       $206,393
Contribution from IDS...........................         -         52,309
Dividends declared:
  Cash..........................................   (19,000)       (28,000)
  Investment security...........................         -        (64,558)
- ----------------------------------------------------------------------------------------
Balance at end of year..........................  $147,144       $166,144       $206,393
- ----------------------------------------------------------------------------------------
Retained Earnings:
Appropriated for predeclared additional
  credits/interest (note 4B):
Balance at beginning of year....................  $  2,804       $  4,247       $  6,186
Transferred to unappropriated retained earnings.       (78)        (1,443)        (1,939)
- ----------------------------------------------------------------------------------------
Balance at end of year..........................  $  2,726       $  2,804       $  4,247
- ----------------------------------------------------------------------------------------
Appropriated for additional interest on
  advance payments (note 4C):
Balance at beginning of year....................  $    100       $    100       $    100
Transferred to unappropriated retained earnings.       (75)             -              -
- ----------------------------------------------------------------------------------------
Balance at end of year..........................  $     25       $    100       $    100
- ----------------------------------------------------------------------------------------
Unappropriated (note 5):
Balance at beginning of year....................  $  9,337       $ 11,580       $ 59,837
Net income .....................................    45,753         52,064         50,070
Transferred from appropriated retained earnings.       153          1,443          1,939
Dividends declared:
  Cash..........................................   (45,500)       (55,750)       (74,800)
  Reduction in note receivable from IDS.........         -              -        (25,466)
- ----------------------------------------------------------------------------------------
Balance at end of year..........................  $  9,743       $  9,337       $ 11,580
- ----------------------------------------------------------------------------------------
See notes to financial statements.

Statement of Cash Flows
- -------------------------------------------------------------------------------------------
Year ended Dec. 31,                                           1993       1992       1991
- -------------------------------------------------------------------------------------------
                                                                    ($ thousands)
Cash flows from operating activities:
Net income............................................... $   45,753 $   52,064 $   50,070
Adjustments to reconcile net income to net
cash provided by operating activities:
Net income of wholly owned subsidiary....................       (120)        (3)      (139)
Certificate reserves.....................................    123,516    178,175    258,443
Interest income added to certificate loans...............     (2,454)    (2,743)    (3,046)
Amortization of premium/discount-net.....................     27,494     30,136     22,809
Deferred federal income taxes............................     11,446    (13,501)    (1,786)
Deferred distribution fees...............................      1,935      1,277        984
Net loss on investments..................................     10,288      9,998      1,182
Decrease in dividends and interest receivable............     10,009     10,946      5,430
Decrease (increase) in other assets......................        967      2,277     (3,152)
Increase (decrease) in other liabilities.................      4,979     (2,934)     1,088
- -------------------------------------------------------------------------------------------
Net cash provided by operating activities................    233,813    265,692    331,883
- -------------------------------------------------------------------------------------------
Cash flows from investing activities:
Maturity and redemption of investments...................    663,151    968,647    645,084
Sale of investments......................................    335,396    616,628    436,398
Certificate loan payments................................      8,991     10,505     10,764
Purchase of investments..................................   (577,657)(1,147,562)  (922,550)
Certificate loan fundings................................    (10,275)   (12,610)   (14,855)
Investment in subsidiary.................................     (2,000)         -          -
- -------------------------------------------------------------------------------------------
Net cash provided by investing activities................    417,606    435,608    154,841
- -------------------------------------------------------------------------------------------
Cash flows from financing activities:
Reserve payments by certificate holders..................  1,103,391  1,380,376  1,656,062
Proceeds from securities loaned to brokers...............      6,150     52,721    185,171
Proceeds from reverse repurchase agreements..............     72,800    215,475          -
Capital contribution from IDS............................          -     52,309          -
Certificate maturities and cash surrenders............... (1,705,967)(2,007,880)(2,051,429)
Payments to brokers upon return of securities loaned.....     (7,793)   (53,550)  (183,987)
Payments under reverse repurchase agreements.............    (72,800)  (215,475)         -
Dividends paid...........................................    (64,500)   (83,750)   (87,800)
- -------------------------------------------------------------------------------------------
Net cash used in financing activities....................   (668,719)  (659,774)  (481,983)
- -------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents.....    (17,300)    41,526      4,741
Cash and cash equivalents beginning of year..............     71,359     29,833     25,092
- -------------------------------------------------------------------------------------------
Cash and cash equivalents end of year.................... $   54,059  $  71,359 $   29,833
- -------------------------------------------------------------------------------------------
Supplemental disclosures including non-cash transactions:
Cash received for income taxes........................... $   26,606  $   3,847 $   15,985
Certificate maturities and surrenders through loan
reductions...............................................     13,656     16,071     17,759
Dividend-in-kind of preferred stock including related
deferred income tax of $516..............................          -     64,558          -
See notes to financial statements.

PAGE 29
Notes to Financial Statements ($ in thousands unless indicated
otherwise)
- -------------------------------------------------------------------

1.  Summary of Significant Accounting Policies

IDS Certificate Company (IDSC) is a wholly owned subsidiary of IDS Financial Corporation (IDS), which is a wholly owned subsidiary of American Express Company.

IDSC is in the business of issuing face-amount investment certificates.

Described below are certain accounting policies that are important to an understanding of the accompanying financial statements.

Basis of Financial Statement Presentation

The accompanying financial statements are presented on a historical cost basis without adjustment of the net assets attributable to the 1984 acquisition of IDS by American Express Company. They include only the accounts of IDSC. IDSC uses the equity method of accounting for its investment in its wholly owned unconsolidated subsidiary, which is the method prescribed by the Securities and Exchange Commission (SEC) for issuers of face-amount certificates. Certain amounts from prior years have been reclassified to conform to the current year presentation.

Fair Values of Financial Instruments

The fair values of financial instruments disclosed in the notes to financial statements are estimates based upon current market conditions and perceived risks, and require varying degrees of management judgment.

Preferred Stock Dividend Income

IDSC recognizes dividend income from cumulative redeemable preferred stocks with fixed maturity amounts on an accrual basis similar to that used for recognizing interest income on debt securities.

Securities

Cash equivalents are carried at amortized cost, which approximates fair value. IDSC has defined cash and cash equivalents as cash in banks and highly liquid investments with a maturity of three months or less at acquisition and are not interest rate sensitive.

IDSC's investment program considers investment securities as long-term investments and is designed to meet contractual investment certificate obligations. IDSC has the ability to hold these securities to their maturities and has the intent to hold them for the foreseeable future.

PAGE 30
Notes to Financial Statements (continued)
- -------------------------------------------------------------------

Marketable equity securities and other securities without fixed maturity dates are carried at aggregate cost or market value, whichever is lower. A valuation allowance is established for net unrealized depreciation on marketable equity securities and is charged against stockholder's equity. Bonds and notes, and preferred stocks that either must be redeemed by the issuer or may be redeemed by the issuer at the holder's request are carried at amortized cost. The basis for determining realized gains and losses on securities is the amortized cost of bonds and notes on a "first-in, first-out" basis and the average cost of individual issues of stocks. When there is a decline in value, that is other than temporary, the securities are carried at estimated realizable value.

First Mortgage Loans on Real Estate

Mortgage loans are carried at amortized cost, less reserves for losses, which is the basis for determining any realized gains or losses. When economic evaluations of the underlying real estate indicate a loss on a loan is likely to occur, an allowance for such loss is recorded. IDSC generally stops accruing interest on loans for which interest is delinquent more than three months.

Certificates

Investment certificates may be purchased either with a lump-sum payment or by installment payments. Certificate holders are entitled to receive at maturity a definite sum of money. Payments from certificate holders are credited to investment certificate reserves. Investment certificate reserves accumulate at specified percentage rates. Reserves also are maintained for advance payments made by certificate holders, accrued interest thereon, and for additional credits and accrued interest thereon. On certificates allowing for the deduction of a surrender charge, the cash surrender values may be less than accumulated investment certificate reserves prior to maturity dates. Cash surrender values on certificates allowing for no surrender charge are equal to certificate reserves. The payment distribution, reserve accumulation rates, cash surrender values, reserve values and other matters are governed by the Investment Company Act of 1940 ("the 1940 Act").

Deferred Distribution Fee Expense

On certain series of certificates, distribution fees are deferred and amortized over the estimated lives of the related certificates, which is approximately 10 years. Upon surrender, unamortized deferred distribution fees are charged against income.

Federal Income Taxes

IDSC's taxable income or loss is included in the consolidated federal income tax return of American Express Company. IDSC provides for income taxes on a separate return basis, except that,

PAGE 31
Notes to Financial Statements (continued)
- -------------------------------------------------------------------

under an agreement between IDS and American Express Company, tax benefits are recognized for losses to the extent they can be used in the consolidated return. It is the policy of IDS and its subsidiaries that IDS will reimburse a subsidiary for any tax benefits recorded.

2.  Deposit of Assets and Maintenance of Qualified Assets

A. Under the provisions of its certificates and the 1940 Act, IDSC was required to have qualified assets (as that term is defined in Section 28(b) of the 1940 Act) in the amount of $2,767,057 and $3,244,505 at Dec. 31, 1993 and 1992, respectively. IDSC had qualified assets of $2,931,737 at Dec. 31, 1993 and $3,411,173 at
Dec. 31, 1992, including investment securities loaned to brokers of $nil and $1,643 at Dec. 31, 1993 and 1992, respectively.

Qualified assets are valued in accordance with such provisions of the Code of the District of Columbia as are applicable to life insurance companies. Qualified assets for which no provision for valuation is made in such Code are valued in accordance with rules, regulations or orders prescribed by the SEC. These values are the same as financial statement carrying values, except for securities which are carried at the lower of aggregate cost or market in the financial statements but are valued at cost for qualified asset and deposit maintenance purposes.

B. Pursuant to provisions of the certificates, the 1940 Act, the central depositary agreement and to requirements of various states, qualified assets of IDSC were deposited as follows:

                                             Dec. 31, 1993
                              ------------------------------------------
                                                Required
                              Deposits          Deposits        Excess
- ---------------------------------------------------------------------------------------
Deposits to meet certificate
liability requirements:
States.............           $      421        $      393      $     28
Central Depositary.            2,814,553         2,695,884       118,669
- ---------------------------------------------------------------------------------------
Total..............           $2,814,974        $2,696,277      $118,697
- ---------------------------------------------------------------------------------------

                                             Dec. 31, 1992
                              ------------------------------------------
                                                Required
                              Deposits          Deposits         Excess
- ---------------------------------------------------------------------------------------
Deposits to meet certificate
liability requirements:
States.............           $      425        $      410      $     15
Central Depositary.            3,273,053         3,163,184       109,869
- ---------------------------------------------------------------------------------------
Total..............           $3,273,478        $3,163,594      $109,884
- ---------------------------------------------------------------------------------------
/TABLE

PAGE 32
Notes to Financial Statements (continued)
- -------------------------------------------------------------------

The assets on deposit at Dec. 31, 1993 and 1992 consisted of securities having a deposit value of $2,500,790 and $3,006,669, respectively; mortgage loans of $276,711 and $228,107, respectively; and other assets of $37,473 and $38,702, respectively. Mortgage loans on deposit include an affiliated mortgage loan.

IDS Bank & Trust is the central depositary for IDSC.  See note 6C.

3.  Investments

A. Fair values of investments in securities with fixed maturities represent market prices and estimated fair values when quoted prices are not available. Estimated fair values are determined by IDSC using established procedures, involving review of market indexes, price levels of current offerings and comparable issues, price estimates and market data from independent brokers and financial files. The procedures are reviewed annually. IDSC's Vice President - Investments reports to the Board of Directors on an annual basis regarding such pricing sources and procedures to provide assurance that fair value is being achieved.

The amortized cost and fair value of investments in securities with fixed maturities carried at cost are:

                                              Dec. 31, 1993
                             ----------------------------------------------
                                           Gross       Gross
                             Amortized   Unrealized  Unrealized     Fair
                                Cost       Gains       Losses      Value
- ---------------------------------------------------------------------------------------
U.S. Government direct
  obligations..............  $      421   $     22     $     -   $      443
Corporate bonds and
  obligations..............     704,172     45,608       3,449      746,331
State and municipal
  obligations..............     179,394     15,687           -      195,081
Mortgage-backed
  securities...............     750,719     16,934       2,415      765,238
Preferred stock............     797,044     40,933       2,657      835,320
- ---------------------------------------------------------------------------------------
                              2,431,750    119,184       8,521    2,542,413
Reserve for losses.........      (2,049)                (2,049)
- ---------------------------------------------------------------------------------------
                             $2,429,701   $119,184     $ 6,472   $2,542,413
- ---------------------------------------------------------------------------------------

PAGE 33

Notes to Financial Statements (continued)
- ---------------------------------------------------------------------------------------
                                              Dec. 31, 1992
- ---------------------------------------------------------------------------------------
                                           Gross       Gross
                             Amortized   Unrealized  Unrealized     Fair
                                Cost       Gains       Losses      Value
- ---------------------------------------------------------------------------------------
U.S. Government direct
  obligations..............  $      425   $     20     $     -   $      445
Corporate bonds and
  obligations..............     814,800     34,051      12,897      835,954
State and municipal
  obligations..............     194,317     16,848           9      211,156
Mortgage-backed
  securities...............     936,857     20,975      13,659      944,173
Preferred stock............     991,505     32,381      14,485    1,009,401
- ---------------------------------------------------------------------------------------
                              2,937,904    104,275      41,050    3,001,129
Reserve for losses.........     (14,210)               (14,210)
- ---------------------------------------------------------------------------------------
                             $2,923,694   $104,275     $26,840   $3,001,129
- ---------------------------------------------------------------------------------------

Net unrealized gains on fixed maturities amounted to $112,712 and $77,435 at Dec. 31, 1993 and 1992, respectively.

IDSC's reserve for possible losses on its below investment grade securities was $2,049 at Dec. 31, 1993 compared to $14,210 at Dec. 31, 1992. The decrease reflects sales and exchanges of certain of these issues in 1993.

The amortized cost and fair value of investments in securities with fixed maturities by contractual maturity, are shown below. Cash flows will differ from contractual maturities because issuers may have the right to call or prepay obligations.

                                                          Dec. 31, 1993
                                                     ----------------------
                                                     Amortized      Fair
                                                        Cost       Value
- ---------------------------------------------------------------------------------------
Due in one year or less............................. $  133,591  $  135,839
Due from one to five years..........................    679,639     719,175
Due from five to ten years..........................    627,716     666,526
Due in more than ten years..........................    240,085     255,635
- ---------------------------------------------------------------------------------------
                                                      1,681,031   1,777,175
Mortgage-backed securities..........................    750,719     765,238
- ---------------------------------------------------------------------------------------
                                                     $2,431,750  $2,542,413
- ---------------------------------------------------------------------------------------

Proceeds from sales of investments in securities with fixed
maturities during 1993 and 1992 were $330,851 and $420,713,
respectively.  Gross gains of $3,272 and $17,514 and gross losses of $19,927 and $2,730 were realized on those sales during 1993 and 1992, respectively.
PAGE 34
Notes to Financial Statements (continued)
- -------------------------------------------------------------------

B. Investments in securities with fixed maturities comprised 85 percent and 88 percent of IDSC's total invested assets at Dec. 31, 1993 and 1992, respectively. Securities are rated by Moody's and Standard & Poors (S&P), or by IDS internal analysts, using criteria similar to Moody's and S&P, when a public rating does not exist. A summary of investments in securities with fixed maturities by rating of investment is as follows:

Rating                        1993    1992
- ------------------------------------------
Aaa/AAA......................  35%     35%
Aa/AA........................   4       4
Aa/A.........................   1       1
A/A..........................  22      21
A/BBB........................   3       6
Baa/BBB......................  31      28
Below investment grade.......   4       5
- ------------------------------------------
                              100%    100%
- ------------------------------------------
Of the securities rated Aaa/AAA, 87 percent at Dec. 31, 1993 and 89 percent at Dec. 31, 1992, are U.S. Government Agency mortgage-backed securities that are not rated by a public rating agency. Approximately 23 percent at Dec. 31, 1993 and 25 percent at Dec, 31, 1992 of other securities with fixed maturities are rated by IDS internal analysts. No investment in any one issuer at Dec. 31, 1993 and 1992, is greater than two percent and one percent, respectively, of IDSC's total investment in securities with fixed maturities.

At Dec. 31, 1993 and 1992, approximately ten percent and seven percent, respectively, of IDSC's invested assets were first mortgage loans on real estate. A summary of first mortgage loans by region and by type of real estate is as follows:

Region                1993  1992    Property Type               1993  1992
- --------------------------------    --------------------------------------
South Atlantic.......  23%   21%    Apartments.................  40%   46%
East North Central...  23    25     Retail/shopping centers....  28    19
West North Central...  21    24     Industrial buildings.......  13    11
Middle Atlantic......  14    16     Office buildings...........  10    12
West South Central...   8     6     Hotels/motels..............   1     2
Mountain.............   6     3     Retirement homes...........   1     1
Pacific..............   3     2     Residential................   -     3
New England..........   2     3     Other......................   7     6
- --------------------------------    --------------------------------------
                      100%  100%                                100%  100%
- --------------------------------    --------------------------------------

PAGE 35
Notes to Financial Statements (continued)
- -------------------------------------------------------------------
The carrying amounts and fair values of first mortgage loans on real estate are as follows at Dec. 31. The fair values are estimated using discounted cash flow analysis, using market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

                                                  Dec. 31, 1993
- ---------------------------------------------------------------------------------------
                                               Carrying       Fair
                                                Amount       Value
- -----------------------------------------------------------------------
Residential................................    $     53     $     59
Commercial.................................     282,773      289,726
- -----------------------------------------------------------------------
                                                282,826      289,785
Reserve for losses.........................        (961)           -
- -----------------------------------------------------------------------
Net first mortgage loans on real estate        $281,865     $289,785
- -----------------------------------------------------------------------
                                                   Dec. 31, 1992
- ---------------------------------------------------------------------------------------
                                               Carrying       Fair
                                                Amount       Value
- -----------------------------------------------------------------------
Residential................................    $  6,638     $  6,133
Commercial.................................     228,869      236,307
- -----------------------------------------------------------------------
                                                235,507      242,440
Reserve for losses.........................      (1,711)           -
- -----------------------------------------------------------------------
Net first mortgage loans on real estate        $233,796     $242,440
- -----------------------------------------------------------------------

At Dec. 31, 1993 and 1992, commitments for fundings of first mortgage loans, at market interest rates, aggregated $nil and $30.6 million, respectively. IDSC employs policies and procedures to ensure the creditworthiness of the borrowers and that funds will be available on the funding date. IDSC's first mortgage loan fundings are restricted to 75 percent or less of the market value of the real estate at the time of the loan funding. Management believes there is no fair value for these commitments.

C. IDSC reserves freedom of action with respect to its acquisition of restricted securities that offer advantageous and desirable investment opportunities. In a private negotiation, IDSC may purchase for its portfolio all or part of an issue of restricted securities. Since IDSC would intend to purchase such securities for investment and not for distribution, it would not be "acting as a distributor" if such securities are resold by IDSC at a later date.

The fair values of restricted securities are determined by the
Board of Directors using the procedures and factors described in paragraph A of note 3.
PAGE 36
Notes to Financial Statements (continued)
- -------------------------------------------------------------------

In the event IDSC were to be deemed to be a distributor of the restricted securities, it is possible that IDSC would be required to bear the costs of registering those securities under the Securities Act of 1933, although in most cases such costs would be borne by the issuer of the restricted securities.

D. IDSC will implement, effective Jan. 1, 1994, Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under the new rules, debt securities that IDSC has both the positive intent and ability to hold to maturity will be carried at amortized cost. Debt securities that IDSC does not have the positive intent and ability to hold to maturity and all marketable equity securities will be classified as available-for-sale and carried at fair value. Unrealized gains and losses on securities classified as available-for-sale will be carried as a separate component of Stockholder's Equity. The effect of the new rules will be to increase Stockholder's Equity by approximately $4,304, net of taxes, as of Jan. 1, 1994. The measurement of unrealized securities gains and losses in Stockholder's Equity is affected by market conditions, and therefore, subject to volatility. The new rules will not have a material impact on IDSC's results of operations.

4.  Certificate Reserves

Reserves maintained on outstanding certificates have been computed in accordance with the provisions of the certificates and Section
28 of the 1940 Act. The average rates of accumulation on certificate reserves at Dec. 31, 1993 and 1992 were:

                                                                    1993
                                                   ------------------------------------
                                                                  Average       Average
                                                    Reserve        Gross      Additiona
                                                    Balance     Accumulation     Credit
                                                   at Dec. 31       Rate         Rate
- ---------------------------------------------------------------------------------------
Installment certificates:
Reserves to mature:
With guaranteed rates.....................         $   57,958       3.49%        1.01%
Without guaranteed rates (A)..............            294,691          -         2.74
Additional credits and accrued interest...             18,555       3.09            -
Advance payments and accrued interest (C).              1,943       3.05         1.45
Other.....................................                 54          -            -
Fully paid certificates:
Reserves to mature:
With guaranteed rates.....................            291,923       3.30         1.07
Without guaranteed rates (A) and (D)......          1,951,493          -         3.56
Additional credits and accrued interest...            160,440       3.37            -
Due to unlocated certificate holders......                394          -            -
- ---------------------------------------------------------------------------------------
                                                   $2,777,451
- ---------------------------------------------------------------------------------------

PAGE 37
Notes to Financial Statements (continued)
- -------------------------------------------------------------------

                                                                    1992
                                                   ------------------------------------
                                                                  Average       Average
                                                    Reserve        Gross      Additiona
                                                    Balance     Accumulation     Credit
                                                   at Dec. 31       Rate         Rate
- ---------------------------------------------------------------------------------------
Installment certificates:
Reserves to mature:
With guaranteed rates.....................         $   67,331       3.49%        2.26%
Without guaranteed rates (A)..............            291,014          -         3.26
Additional credits and accrued interest...             18,067       3.07            -
Advance payments and accrued interest (C).              2,277       3.02         2.48
Other.....................................                 53          -            -
Fully paid certificates:
Reserves to mature:
With guaranteed rates.....................            360,903       3.34         2.19
Without guaranteed rates (A) and (D)......          2,340,821          -         4.49
Additional credits and accrued interest...            175,651       3.38            -
Due to unlocated certificate holders......                355          -            -
- ---------------------------------------------------------------------------------------
                                                   $3,256,472
- ---------------------------------------------------------------------------------------

A.  There is no minimum rate of accrual on these reserves.
Interest is declared periodically, quarterly or annually, in accordance with the terms of the separate series of certificates.

B. On certain series of single payment certificates, additional interest is predeclared for periods greater than one year. At Dec. 31, 1993, $2,726 of retained earnings had been appropriated for the predeclared additional interest, which represents the difference between certificate reserves on these series, calculated on a statutory basis, and the reserves maintained per books.

C. Certain series of installment certificates guarantee accrual of interest on advance payments at an average of 3.05 percent. IDSC has increased the rate of accrual to 3.51 percent through April 30, 1995. An appropriation of retained earnings amounting to $25 has been made, which represents the estimated additional accrual that will result from the increase granted by IDSC.

D. IDS Stock Market Certificate enables the certificate holder to participate in any relative rise in a major stock market index without risking loss of principal. Generally the certificate has a term of 12 months and may continue for up to 14 successive terms. The reserve balance at Dec. 31, 1993 and 1992 was $402,801 and $445,021, respectively.

E. The carrying amounts and fair values of certificate reserves consisted of the following at Dec. 31, 1993 and 1992. Fair values of certificate reserves with interest rate terms of one year or less approximated the carrying values less any applicable surrender charges. The fair values for other certificate reserves is a discounted cash flow analysis using interest rates currently offered for certificates with similar remaining terms, less any applicable surrender charges.
PAGE 38
Notes to Financial Statements (continued)
- -------------------------------------------------------------------

                                                        1993
                                              ------------------------
                                               Carrying       Fair
                                                Amount       Value
- -----------------------------------------------------------------------
Reserves with terms of one year or less....   $2,409,668   $2,402,972
Other......................................      367,783      384,484
- -----------------------------------------------------------------------
Total certificate reserves.................    2,777,451    2,787,456
Unapplied certificate transactions.........        1,064        1,064
Certificate loans and accrued interest.....      (68,174)     (68,174)
- -----------------------------------------------------------------------
Total                                         $2,710,341   $2,720,346
- -----------------------------------------------------------------------
                                                         1992
                                              ------------------------
                                               Carrying       Fair
                                                Amount       Value
- -----------------------------------------------------------------------
Reserves with terms of one year or less....   $2,939,259   $2,935,204
Other......................................      317,213      326,646
- -----------------------------------------------------------------------
Total certificate reserves.................    3,256,472    3,261,850
Unapplied certificate transactions.........        1,586        1,586
Certificate loans and accrued interest.....      (78,228)     (78,228)
- -----------------------------------------------------------------------
Total                                         $3,179,830   $3,185,208
- -----------------------------------------------------------------------

5.  Dividend Restriction

Certain series of installment certificates outstanding provide that cash dividends may be paid by IDSC only in calendar years for which additional credits of at least one-half of 1 percent on such series of certificates have been authorized by IDSC. This restriction has been removed for 1994 and 1995 by action of IDSC on additional credits in excess of this requirement.

6.  Fees Paid to IDS and Affiliated Companies ($ not in thousands)

A. The basis of computing fees paid or payable to IDS for investment advisory and services is:

The investment advisory and services agreement with IDS provides for a graduated scale of fees equal on an annual basis to 0.75 percent on the first $250 million of total book value of assets of IDSC, 0.65 percent on the next $250 million, 0.55 percent on the next $250 million, 0.50 percent on the next $250 million and 0.45 percent on the amount in excess of $1 billion. The fee is payable monthly in an amount equal to one-twelfth of each of the percentages set forth above. Excluded from assets for purposes of this computation are first-mortgage loans, real estate and any other asset on which IDSC pays a service fee.
PAGE 39
Notes to Financial Statements (continued)
- -------------------------------------------------------------------

B.  The basis of computing fees paid or payable to IDS Financial
Services Inc. (an affiliate) for distribution services is:

Fees payable to IDS Financial Services Inc. on sales of IDSC's certificates are based upon terms of agreements giving IDS Financial Services Inc. the exclusive right to distribute the certificates covered under the agreements. The agreements provide for payment of fees over a period of time. The aggregate fees payable under the agreements per $1,000 face amount of installment certificates and $1,000 purchase price of single payments, and a summary of the periods over which the fees are payable, shown by series are:

                                                            Number of
                                                           Certificate
                                                            Years Over
                              Aggregate Fees Payable           Which
                             --------------------------     Subsequent
                                      First  Subsequent     Years' Fees
                             Total    Year      Years       Are Payable
- -----------------------------------------------------------------------
Installment certificates(a)  $30.00  $ 6.00    $24.00            4
Single-payment certificates   60.00   60.00         -            -
Future Value certificates..   50.00   50.00         -            -
- -----------------------------------------------------------------------

Fees on Cash Reserve and Flexible Savings (formerly Variable Term) certificates are paid at a rate of 0.25 percent of the purchase price at time of issuance and 0.25 percent of the reserves maintained for these certificates at the beginning of the second and subsequent quarters from issue date.

Fees on the Investors Certificate are paid at an annualized rate of 1 percent of the reserves maintained for the certificates. Fees are paid at the end of each term on certificates with a one, two or three-month term. Fees are paid each quarter from date of issuance on certificates with a six, 12, 24 or 36-month term.

Fees on the Stock Market Certificate are paid at a rate of 1.25 percent of the purchase price on the first day of the certificate's term and 1.25 percent of the reserves maintained for these certificates at the beginning of each subsequent term.

(a)  At the end of the sixth through the 10th year, an additional fee is payable of 0.5 percent of the daily average balance of the certificate reserve maintained during the sixth through the 10th year, respectively.
PAGE 40
Notes to Financial Statements (continued)
- -------------------------------------------------------------------

C.  The basis of computing depositary fees paid or payable to IDS
Bank & Trust (an affiliate) is:

- -------------------------------------------------------------------
Maintenance charge per account.....               5 cents per $1,000 of
                                                  assets on deposit

Transaction charge.................               $20 per transaction

 Security loan activity:
  Depositary Trust Company
    receive/deliver................     $20 per transaction
  Physical receive/deliver.........      25 per transaction
  Exchange collateral..............      15 per transaction
- -----------------------------------------------------------------------

A transaction consists of the receipt or withdrawal of securities and commercial paper and/or a change in the security position. The charges are payable quarterly except for maintenance, which is an annual fee.

D.  The basis for computing fees paid or payable to American
Express Service Corporation (an affiliate) in connection with the American Express Savings certificate was:

Distribution Fees - Fees were paid at a rate of 0.25 percent of the reserves maintained at the end of the first and subsequent calendar quarters.

Transfer Agent Fees - Fees of $3.50 per certificate account were paid each month.

E. The basis for computing fees paid or payable to American Express Bank Ltd. (an affiliate) for the distribution of the IDS Special Deposits certificate on an annualized basis is 0.80 percent of the reserves maintained for the certificates on an amount from $250,000 to $499,000, 0.65 percent on an amount from $500,000 to
$999,000 and 0.50 percent on an amount $1,000,000 or more. Fees are paid at the end of each term on certificates with a one, two or three-month term. Fees are paid at the end of each quarter from date of issuance on certificates with a six, 12, 24 or 36-month term.

PAGE 41
Notes to Financial Statements (continued)
- -------------------------------------------------------------------
7.  Income Taxes

Income tax expense (benefit) as shown in the statement of operations for the three years ended Dec. 31, consists of:

                                         1993       1992       1991
- ----------------------------------------------------------------------
Federal:
Current.............................     $(19,777)  $ (1,571)  $(19,137)
Deferred............................       11,446    (13,501)    (1,786)
- -----------------------------------------------------------------------
                                           (8,331)   (15,072)   (20,923)
State...............................          349          7        (16)
- -----------------------------------------------------------------------
                                         $ (7,982)  $(15,065)  $(20,939)
- -----------------------------------------------------------------------

Income tax expense (benefit) differs from that computed by using the U.S. statutory rate of 35 percent for 1993 and 34 percent for 1992 and 1991. The principal causes of the difference in each year are shown below:

                                            1993       1992       1991
- -----------------------------------------------------------------------
Federal tax expense (benefit) at
  U.S. statutory rate...............     $ 13,178   $ 12,579   $  9,857
Tax-exempt interest.................       (4,929)    (6,212)    (9,340)
Dividend exclusion..................      (17,326)   (22,317)   (20,964)
Change in statutory rates...........         (406)         -          -
Other, net..........................        1,152        878      (476)
- -----------------------------------------------------------------------
Federal tax benefit                      $ (8,331)  $(15,072)  $(20,923)
- -----------------------------------------------------------------------

Deferred income taxes result from the net tax effects of temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in differences between income for tax purposes and income for financial statement purposes in future years. Principal components of IDSC's deferred tax assets and liabilities as of Dec. 31, are as follows:

                                                      1993      1992
- -----------------------------------------------------------------------
Deferred tax assets:
Certificate reserves................                 $ 6,127   $ 8,351
Investments.........................                   1,225     6,095
Investment reserves.................                   1,487     5,654
Purchased/written call options......                       -       273
- -----------------------------------------------------------------------
Total deferred tax assets                              8,839    20,373
- -----------------------------------------------------------------------
Deferred tax liabilities:
Deferred distribution fees..........                   6,865     7,327
Dividends receivable................                   1,255     1,586
Return of capital dividends.........                     463        46
Purchased/written call options......                     254         -
Other, net..........................                     167       133
- -----------------------------------------------------------------------
Total deferred tax liabilities                         9,004     9,092
- -----------------------------------------------------------------------
Net deferred tax assets (liabilities)                $  (165)  $11,281
- -----------------------------------------------------------------------
/TABLE

PAGE 42
Notes to Financial Statements (continued)
- -------------------------------------------------------------------

8.  Interest-Rate Caps

IDSC owns interest-rate caps with a notional amount of $1,170,000 and $900,000 at Dec. 31, 1993 and 1992, respectively. These caps are quarterly reset caps and IDSC is to be reimbursed on the notional amount to the extent the London Interbank Offering Rate exceeds the reference rates specified in the cap agreements. These reference rates range from 4 percent to 13 percent. The cost of these caps is being amortized over the terms of the agreements (three to seven years) on a straight line basis and is included in other qualified assets.

The carrying amounts and fair values of interest rate caps consisted of the following at Dec. 31, 1993 and 1992. Fair values are determined using the procedures and factors described in paragraph A of note 3.

                                               1993          1992
                                            ---------     ---------
Carrying amount..................            $24,809       $26,551
Fair value.......................              6,916        13,480

9. Options

IDSC offers a series of certificates which pay interest based upon the relative change in a major stock market index between the beginning and end of the certificates' term. The certificate holders have the option of participating in the full amount of increase in the index during the term (subject to a specified maximum) or a lesser percentage of the increase plus a guaranteed minimum rate of interest. As a means of hedging its obligations under the provisions of these certificates, IDSC purchases and writes call options on the major market index. The options are cash settlement options, that is, there is no underlying security to deliver at the time the contract is closed out. There is the risk that the counterparties to the purchased call option contracts may be unable to fulfill their obligations. IDSC employs policies and procedures to ensure the adequacy of the creditworthiness of counterparties. Following is a summary of open option contracts at Dec. 31, 1993 and 1992.

PAGE 43
Notes to Financial Statements (continued)
- -------------------------------------------------------------------

                                               1993
                          ---------------------------------------------
                            Face         Average          Index at
                           Amount      Strike Price     Dec. 31, 1993
- -----------------------------------------------------------------------
Purchased call options    $221,389         452               466
Written call options       207,540         497               466
- -----------------------------------------------------------------------
                                                1992
                          ---------------------------------------------


                            Face         Average          Index at
                           Amount      Strike Price     Dec. 31, 1992
- -----------------------------------------------------------------------
Purchased call options    $185,387         417               436
Written call options       123,147         484               436
- -----------------------------------------------------------------------

The option contracts are less than one year in term and are carried at the aggregate of the amortized cost and underlying intrinsic value of the contracts. These carrying amounts may be different than fair value depending on market conditions and other factors. The amortization of the cost of purchased and the proceeds of written call options is included net in investment expenses and the changes in the intrinsic value of the contracts are included net in provision for certificate reserves, in the statement of operations. The purchased options are included in other qualified assets and the written options are included in other liabilities.

The carrying amounts and fair values of options consisted of the following at Dec. 31, 1993 and 1992. Fair values are determined using the procedures and factors described in paragraph A of note
3.

                                        1993                1992
                                 -----------------    -----------------
                                 Carrying    Fair     Carrying    Fair
                                  Amount    Value      Amount    Value
- -----------------------------------------------------------------------
Purchased call options..........  $13,615  $14,509     $14,239  $13,571
Written call options............    1,640    2,992         881    1,157
- -----------------------------------------------------------------------

PAGE 44                                                              SCHEDULE I

IDS CERTIFICATE COMPANY
Investments in Securities of Unaffiliated Issuers
DECEMBER 31, 1993
($ in thousands)
                                               Bal. Held
                                              at 12-31-93
                                               Principal
                                               Amount of       Cost      Value at
                                                 Bonds        (Notes     12-31-93
Name of Issuer and Title of Issue              and Notes      a & c)     (Note a)
- ---------------------------------             ------------  ----------  ----------
   BONDS AND NOTES
United States Government -
 direct obligations

   US TREASURY             7.625%, 1996     $         250 $       250 $       268
   US TREASURY NOTE        8.500%, 1995               165         171         175
                                              ------------  ----------  ----------
                                                      415         421         443
                                              ------------  ----------  ----------
Other Bonds and Notes

United states Government Agencies

   FHLMC GOLD E00151       7.500%, 2017            16,166      16,589      16,788
   FHLMC GOLD 15 YR#228    6.500%, 2008            18,967      19,402      19,245
   FHLMC GOLD E00241       6.000%, 2008            24,748      25,077      24,624
   FHLMC 188537 (2)        5.750%, 1998                39          36          39
   FHLMC CTF SER B-76      8.375%, 2006               390         390         400
   FHLMC CTF SER A-77      8.050%, 2007               238         238         243
   FHLMC CTF SER B-77      8.125%, 2007               390         388         398
   FHLMC 15YR #380025      9.500%, 2003             2,199       2,186       2,320
   FHLMC 15 YR #200017    11.000%, 2000             1,464       1,495       1,585
   FHLMC 15 YR #200018    11.000%, 2000             1,039       1,062       1,125
   FHLMC 15 YR #200020    11.000%, 2000             1,523       1,556       1,649
   FHLMC 15 YR #200022    10.500%, 2000               308         313         332
   FHLMC 15 YR #200035     9.000%, 2001             1,224       1,208       1,287
   FHLMC 15 YR #200048     9.000%, 2001             2,465       2,425       2,592
   FHLMC 15 YR #200064     8.000%, 2002             1,379       1,332       1,430
   FHLMC 15 YR #212119     9.500%, 2001               737         742         778
   FHLMC 15 YR #218648     9.500%, 2002               209         211         221
   FHLMC 15 YR #219392    11.000%, 2001               563         577         610
   FHLMC 15 YR #219679     9.500%, 2003             1,912       1,898       2,017
   FHLMC 15 YR #219757    11.000%, 2003             6,458       6,664       6,993
   FHLMC 15 YR #240001     9.500%, 1997            19,490      19,379      20,465
   FHLMC 10 YR #490009     9.000%, 1997             3,987       3,983       4,161
   FHLMC 10 YR #490011    10.000%, 1997               893         907         949
   FHLMC 15 YR #500155    11.000%, 2001             1,061       1,083       1,148
   FHLMC 15 YR #500294    11.000%, 2003               666         684         721
   FHLMC 15 YR #500456    11.000%, 2002               777         796         841
   FHLMC 15 YR #502175    10.500%, 2004               933         945       1,006
   FHLMC ARM #605041       5.598%, 2019             1,310       1,310       1,356
   FHLMC ARM #605048       5.344%, 2018             2,176       2,176       2,244

                                               Bal. Held
                                              at 12-31-93
                                               Principal
                                               Amount of       Cost      Value at
                                                 Bonds        (Notes     12-31-93
Name of Issuer and Title of Issue              and Notes      a & c)     (Note a)
- ---------------------------------             ------------  ----------  ----------
   FHLMC ARM #605050       5.705%, 2018             1,555       1,555       1,609
   FHLMC ARM 605079 WAC    5.674%, 2018             2,471       2,471       2,555
   FHLMC ARM 605175 WAC    5.758%, 2019             5,125       5,125       5,304
   FHLMC ARM #605352       5.453%, 2018             5,396       5,396       5,573
   FHLMC ARM #401587       5.250%, 2018             4,335       4,351       4,468
   FHLMC ARM #630048       6.875%, 2018               786         786         806
   FHLMC ARM #630074       7.250%, 2018             1,361       1,361       1,382
   FHLMC ARM 840031 WAC    5.400%, 2019             1,123       1,122       1,167
   FHLMC ARM #840035       5.627%, 2019             2,205       2,204       2,309
   FHLMC ARM #840036       5.563%, 2019             3,605       3,605       3,777
   FHLMC ARM #840045       5.774%, 2019             5,586       5,586       5,838
   FHLMC ARM #840072       5.405%, 2019             5,032       5,032       5,208
   FHLMC ARM #405014       5.596%, 2019             2,006       2,006       2,075
   FHLMC ARM #405092       5.505%, 2019             3,442       3,442       3,560
   FHLMC ARM #405185       5.600%, 2018             3,837       3,837       3,969
   FHLMC ARM #405243       5.601%, 2019             2,486       2,486       2,572
   FHLMC ARM #405249       5.500%, 2018             4,894       4,894       5,062
   FHLMC ARM #405360       5.717%, 2019             1,483       1,483       1,535
   FHLMC ARM #405437       5.590%, 2019               674         674         698
   FHLMC ARM #405455       5.596%, 2019             2,499       2,499       2,585
   FHLMC ARM #405517       5.669%, 2019               929         929         962
   FHLMC ARM #405615       5.487%, 2019             1,728       1,728       1,787
   FHLMC ARM #405675       5.550%, 2020             3,765       3,764       3,897
   FHLMC ARM #405692       5.527%, 2020             5,181       5,181       5,363
   FHLMC ARM #405744       5.557%, 2020             3,865       3,865       4,000
   FHLMC ARM #605432       5.353%, 2017             1,538       1,538       1,587
   FHLMC ARM #605433       5.525%, 2017             3,354       3,354       3,467
   FHLMC ARM #605454       5.018%, 2017             6,897       6,897       7,095
   FHLMC ARM 605853 WAC    5.508%, 2019             6,942       6,942       7,178
   FHLMC ARM #605854       5.713%, 2019             5,027       5,027       5,204
   FHLMC ARM #606024       5.109%, 2019             2,495       2,495       2,569
   FHLMC ARM #606025       5.033%, 2019             8,895       8,895       9,157
   FHLMC ARM #606151       5.755%, 2019             6,790       6,790       7,030
   FHLMC ARM #635054       6.717%, 2020               664         664         683
   FHLMC ARM #865008       8.331%, 2018            12,806      12,806      13,382
   FHLMC LOANS #885005     9.500%, 2002             3,218       3,198       3,450
   FHLMC LOANS #885008    10.000%, 2003             5,211       5,236       5,689
   FHLMC 15 YR #885009     9.500%, 2003             8,925       8,881       9,566
   FHLMC ARM #606301       5.969%, 2020             9,509       9,509       9,874
   FHLMC 15 YR #E40290     8.500%, 2007            12,396      13,076      12,985
   FHLMC GOLD #49475       6.500%, 2008            19,808      20,269      20,099
   *CMO TR14-A1 FLOATER    3.700%, 2009             1,751       1,745       1,753
   *CMO TR14-A2 FLOATER   18.000%, 2009               584         474         612
   *MDC 3 CL A FLOATER     3.888%, 2003             1,861       1,855       1,862
   *MDC 3 CL Q INV FLTR   19.288%, 2003               465         361         507
   PRU HOME 1990-9 A1      9.500%, 1997             3,446       3,432       3,504
   SBH CAP SRS 85-3 CLC    8.625%, 1995             2,284       2,277       2,284

                                               Bal. Held
                                              at 12-31-93
                                               Principal
                                               Amount of       Cost      Value at
                                                 Bonds        (Notes     12-31-93
Name of Issuer and Title of Issue              and Notes      a & c)     (Note a)
- ---------------------------------             ------------  ----------  ----------
   FNMA 1991 19 CL E       7.500%, 2017            29,499      29,433      29,819
   FNMA 1991 48 G          7.800%, 2004            22,087      22,064      22,616
   FNMA 1991 50 G          7.750%, 2004            10,000       9,953      10,261
   FNMA 1991 132 CL E      8.000%, 2010            21,600      21,547      22,172
   FNMA 92 12 H            6.625%, 2019            24,000      24,000      24,464
   FNMA 92 174 D TAC       6.625%, 2017            41,213      41,179      41,852
   FNMA 15 YR #2469       11.000%, 2000                77          79          84
   FNMA 15 YR #13157      11.000%, 2000               122         124         133
   FNMA 15 YR #13548      11.000%, 2000               190         194         206
   FNMA 15 YR #13705      11.000%, 2000               195         199         212
   FNMA 15 YR #18275      11.000%, 2000                15          15          16
   FNMA 15 YR #18745      11.000%, 2000                50          52          55
   FNMA 15 YR #18986      11.000%, 2000                46          48          51
   FNMA 15 YR #19070      11.000%, 2000                30          31          33
   FNMA 15 YR #19261      11.000%, 2000               238         243         259
   FNMA 15 YR #22271      11.000%, 2000                93          95         101
   FNMA 15 YR #22405      11.000%, 2000               218         223         238
   FNMA 15 YR #22569      11.000%, 2000               334         342         364
   FNMA 15 YR #22674      11.000%, 2000               108         110         117
   FNMA 15 YR #25899      11.000%, 2001                69          71          75
   FNMA 30 YR #27880       9.000%, 2016               229         234         244
   FNMA 15 YR #34543       9.250%, 2001             1,148       1,146       1,233
   FNMA 30 YR #36225       9.000%, 2016               616         626         656
   FNMA 30 YR #040877      9.000%, 2017               591         605         630
   FNMA 15 YR #50682       7.000%, 2008            17,796      18,293      18,291
   FNMA 15 YR #50730       6.500%, 2008            23,858      24,146      24,149
   FNMA 30 YR #51617      10.000%, 2017               592         597         652
   FNMA 30 YR #52185      10.000%, 2017               490         495         540
   FNMA 30 YR #52596      10.000%, 2017                47          48          52
   FNMA 15 YR #58405      11.000%, 2003               107         110         117
   FNMA 15 YR #64520      11.000%, 2001               153         157         167
   FNMA 15 YR #64523      11.000%, 2000               405         414         441
   FNMA 15 YR #66458      10.000%, 2004             9,750       9,843      10,490
   FNMA ARM #70007 MEGA    5.316%, 2017             3,929       3,929       4,066
   FNMA ARM #70009 MEGA    5.240%, 2018             6,566       6,565       6,791
   FNMA ARM #70117         5.258%, 2017             1,525       1,525       1,577
   FNMA ARM #70202         5.782%, 2019             4,610       4,610       4,793
   FNMA 15 YR #70299      10.750%, 2001             1,141       1,182       1,238
   FNMA 15 YR 70694 MEG    9.500%, 2005             6,885       6,931       7,322
   FNMA ARM #79384         5.665%, 2019             1,270       1,271       1,320
   FNMA ARM #88879         8.149%, 2019             8,526       8,526       8,675
   FNMA ARM #92069 FLEX    5.525%, 2018             5,847       5,847       6,069
   FNMA ARM #93787         5.572%, 2019             5,626       5,626       5,843
   FNMA ARM #97822         5.534%, 2020             1,341       1,341       1,393
   FNMA ARM #105989        7.977%, 2020             3,260       3,319       3,416
   FNMA 15YR 124824 MEG    7.000%, 2008            18,051      18,627      18,554
   FNMA 15 YR #125136      8.000%, 2007            22,546      23,799      23,532

                                               Bal. Held
                                              at 12-31-93
                                               Principal
                                               Amount of       Cost      Value at
                                                 Bonds        (Notes     12-31-93
Name of Issuer and Title of Issue              and Notes      a & c)     (Note a)
- ---------------------------------             ------------  ----------  ----------
   FNMA 15 YR #125164      7.000%, 2008            29,186      30,028      29,998
   FNMA 15YR #190139       5.500%, 2008            24,882      24,512      24,152
   FNMA 15 YR #248519      6.000%, 2008            25,152      25,253      24,987
   FNMA 15 YR#190082       5.500%, 2008            25,040      24,851      24,305
   GNMA ARM 1 YR #8157     5.500%, 2023             9,649       9,826       9,948
   GNMA ARM #8206          6.750%, 2017             2,264       2,264       2,372
   GNMA ARM #8240          6.000%, 2017             1,666       1,637       1,721
   GNMA ARM #8251          6.375%, 2017               137         137         143
   GNMA ARM #8274          6.750%, 2017             4,440       4,426       4,651
   GNMA ARM #8283          6.750%, 2017               572         567         599
   GNMA ARM #8293          6.750%, 2017             1,061       1,055       1,111
   GNMA ARM #8341          6.500%, 2018               256         254         268
   GNMA ARM #8353          6.500%, 2018             2,055       2,038       2,154
   GNMA ARM #8365          6.500%, 2018             3,942       3,941       4,133
   GNMA ARM #8377          6.375%, 2018             1,584       1,576       1,650
   GNMA ARM #8428          6.750%, 2018               693         693         727
   GNMA ARM #8440          6.750%, 2018             1,642       1,642       1,723
   GNMA PL 2480            5.250%, 1997                52          50          52
                                              ------------  ----------  ----------
                                                  745,308     750,719     765,238
                                              ------------  ----------  ----------
Municipal Bonds
Alabama
   AL CORRECTIONS INST     7.300%, 1999             1,500       1,497       1,645 (b)
   AL CORRECTIONS INST     7.400%, 2000             1,500       1,497       1,648 (b)

Alaska
   ANCHORAGE AK WTR RV     7.100%, 2000               785         782         860 (b)

California
   SOUTHERN CA PUB PWR     6.900%, 1999             1,000         988       1,089 (b)
   SOUTHERN CA PUB PWR     7.000%, 2000             1,215       1,199       1,322 (b)

Colorado
   CHERRY CREEK CO SCH     7.900%, 1997             1,000       1,000       1,090 (b)
   CHERRY CREEK CO SCH     8.000%, 1998             3,375       3,375       3,685 (b)
   CHERRY CREEK CO SCH     8.100%, 1999             1,700       1,701       1,859 (b)

Delaware
   NEW CASTLE CNTY DE      8.100%, 1999             2,000       2,000       2,210 (b)

Florida
   FLORIDA STATE COMMUN   13.500%, 2013             3,000       3,246       3,381 (b)
   FLORIDA MUNI POWER      7.200%, 2000             3,450       3,423       3,847 (b)
   JACKSONVILLE FL ELEC    8.000%, 1996               300         300         330 (b)
   JACKSONVILLE FL ELEC    8.100%, 1997             1,000       1,000       1,096 (b)

                                               Bal. Held
                                              at 12-31-93
                                               Principal
                                               Amount of       Cost      Value at
                                                 Bonds        (Notes     12-31-93
Name of Issuer and Title of Issue              and Notes      a & c)     (Note a)
- ---------------------------------             ------------  ----------  ----------
   JACKSONVILLE FL ELEC    8.250%, 1998             1,700       1,700       1,862 (b)
   ORLANDO FL UTL 10-94   10.500%, 2014             4,000       4,201       4,358 (b)
   ORLANDO FL EXPWY REV    8.200%, 1997             1,785       1,796       1,874 (b)
   ORLANDO FL EXPWY REV    8.200%, 1998             1,925       1,932       2,021 (b)

Georgia
   ATLANTA GA REC AUTH     8.000%, 1997             1,000         998       1,055 (b)
   MUNI ELEC AUTH GA       8.000%, 1994             1,000       1,000       1,000 (b)
   MUNI ELEC AUTH GA       7.500%, 1999             1,000       1,000       1,096 (b)
   MUNI ELEC AUTH GA       7.600%, 2000             1,000       1,000       1,096 (b)
   MUNI ELEC AUTH GA       7.700%, 2001             1,330       1,324       1,460 (b)
   MET ATLANTA GA RTA      8.000%, 1996             2,000       1,997       2,163 (b)
   MET ATLANTA GA RTA      8.200%, 1997             2,800       2,794       3,060 (b)
   MET ATLANTA GA RTA      8.375%, 1998             2,000       1,995       2,191 (b)

Illinois
   CHICAGO IL SAN DIST     9.250%, 2000             1,000       1,109       1,253 (b)
   *CHIC IL GAS SPY SRC    7.500%, 2015             4,500       4,500       5,133 (b)
   CHICAGO IL O'HARE       8.050%, 1996             1,000       1,000       1,020 (b)
   CHICAGO IL O'HARE       8.150%, 1997             1,000       1,000       1,020 (b)
   CHICAGO IL O'HARE       8.250%, 1998             2,000       2,000       2,040 (b)
   CHICAGO IL BLDG REV     8.000%, 1997             3,000       2,989       3,354 (b)
   CHICAGO IL BLDG COMM    8.000%, 1998             1,800       1,786       2,057 (b)
   ROSEMOUNT IL GO BNDS    8.300%, 1997             1,520       1,516       1,679 (b)
   ROSEMOUNT IL GO BNDS    8.400%, 1998             1,000         997       1,101 (b)

Indiana
   INDIANAPOLIS IN ARPT    7.900%, 1995               635         635         676 (b)
   INDIANAPOLIS IN ARPT    8.100%, 1996               375         375         413 (b)
   INDIANAPOLIS IN ARPT    8.300%, 1997             1,100       1,100       1,231 (b)
   INDIANAPOLIS IN ARPT    8.500%, 1998               750         750         837 (b)
   INDIANAPOLIS IN REV     7.600%, 1999             1,000         997       1,101 (b)
   INDIANAPOLIS IN REV     7.700%, 2000             1,000         997       1,110 (b)

Louisiana
   LAFAYETTE LA PUB 1MP    7.300%, 1999               975         975       1,062 (b)
   LOUISIANA GO BONDS      7.375%, 2000             4,900       4,883       5,414 (b)
   LOUISIANA CORREC FAC    7.300%, 1999               925         927       1,018 (b)
   LOUISIANA CORREC FAC    7.400%, 2000               500         501         551 (b)

Michigan
   DETROIT MI CONV FAC     8.300%, 1998             4,900       4,888       5,258 (b)

Minnesota
   MPLS MN TAX INCR BDS    7.800%, 2000               900         898         936 (b)
   MPLS MN TAX INCR BDS    7.500%, 1997               500         499         523 (b)
   MPLS MN TAX INCR BDS    7.600%, 1998             1,600       1,597       1,674 (b)

                                               Bal. Held
                                              at 12-31-93
                                               Principal
                                               Amount of       Cost      Value at
                                                 Bonds        (Notes     12-31-93
Name of Issuer and Title of Issue              and Notes      a & c)     (Note a)
- --------------------------------             ------------  ----------  ----------
   MPLS MN TAX INCR BDS    7.700%, 1999             1,800       1,797       1,886 (b)
   UNIV OF MINN REV REF    8.750%, 1995             1,000       1,006       1,068 (b)
   WEST MN MUNI POWER     10.250%, 2015             3,120       3,534       3,980 (b)

New Jersey
   OCEAN COUNTY NJ UTIL    8.150%, 1997               400         399         452 (b)
   OCEAN COUNTY NJ UTIL    8.250%, 1998               500         499         556 (b)
   OCEAN COUNTY NJ UTIL    8.300%, 1999             4,000       3,990       4,456 (b)

New York
   N Y MUNI ASSIS CORP     7.000%, 2000             2,100       2,057       2,311 (b)
   NEW YORK CITY GO        9.750%, 1996             8,000       7,982       8,849 (b)
   NEW YORK CITY NT GO     7.750%, 2000             1,700       1,700       1,816 (b)
   NEW YORK PWER AUTH      9.500%, 2001               690         718         817 (b)

North Carolina
   NC EAST MUNI POWER      7.500%, 2000             3,245       3,199       3,574 (b)
   NC MUNI POWER          10.375%, 2004             1,150       1,184       1,185 (b)
   NC MUNI POWER          10.625%, 2020             2,500       2,575       2,575 (b)
   NC MUNI POWER           8.300%, 1996               900         900         978 (b)
   NC MUNI POWER           8.400%, 1997             2,000       2,000       2,220 (b)
   NC MUNI POWER           8.500%, 1998             2,000       2,000       2,231 (b)

Pennsylvania
   WY VALLEY PA SWR        5.125%, 2007               160         160         164 (b)

South Carolina
   PIEDMONT SC MUNI PWR   11.000%, 2025             3,540       3,760       3,944 (b)

Tennessee
   KNOXVILLE TN GO BNDS    7.150%, 2000             3,490       3,480       3,837 (b)
   NASHVILLE CTY TN SE     7.800%, 1996               835         835         905 (b)
   NASHVILLE CTY TN SE     7.900%, 1997               710         710         786 (b)
   NASHVILLE CTY TN SE     8.000%, 1998             1,000       1,000       1,109 (b)

Texas
   AUSTIN TX UTILITY      10.750%, 2015             3,735       4,413       5,087 (b)
   DALLAS TX CIVIC CENT   10.900%, 1996               850         894         965 (b)
   DALLAS TX CIVIC CENT    8.100%, 1997               925         924       1,007 (b)
   DALLAS TX CIVIC CENT    8.200%, 1998             1,025       1,023       1,113 (b)
   EANES TX ISD TAX REF    9.000%, 1999             3,000       3,026       3,263 (b)
   HARRIS CNTY TX TOLL    10.375%, 2014             5,300       5,834       6,561 (b)
   HARRIS COUNTY TX GO     9.100%, 1999             3,500       3,554       3,853 (b)
   LWR CO RIVER TX ELEC   11.375%, 2013             3,500       3,605       3,605 (b)
   PLANO TX ISD TAX REF    9.200%, 1996             1,000       1,013       1,064 (b)
   SAN ANTONIO TX SEWER    9.600%, 1997             1,000       1,024       1,045 (b)
   WACO TX WTR & SEWER     8.300%, 1995             1,000       1,003       1,082 (b)

                                               Bal. Held
                                              at 12-31-93
                                               Principal
                                               Amount of       Cost      Value at
                                                 Bonds        (Notes     12-31-93
Name of Issuer and Title of Issue              and Notes      a & c)     (Note a)
- ---------------------------------             ------------  ----------  ----------

Utah
   INTERMOUNTAIN PWR UT   11.000%, 2022             4,000       4,120       4,120 (b)

District of Columbia
   DIST OF COLUMBIA GO     7.600%, 1997             4,900       4,888       5,340 (b)
   DIST OF COLUMBIA GO     7.300%, 1995             2,100       2,107       2,213 (b)
   DIST OF COLUMBIA GO     7.600%, 1997             1,950       1,997       2,150 (b)
   DIST OF COLUMBIA GO     7.750%, 2000             1,000       1,003       1,116 (b)

Washington
   KENT SCH DIST 415 WA    7.100%, 1997             1,320       1,317       1,453 (b)
   KENT SCH DIST 415 WA    7.200%, 1998             1,620       1,616       1,788 (b)
   PIERCE CTY WA SE REV    8.000%, 1996             3,035       3,035       3,306 (b)
   PORT OF SEATTLE WA      8.250%, 1998             2,000       1,996       2,198 (b)
   PORT OF SEATTLE WA      8.250%, 1999             2,000       1,995       2,221 (b)
   REDMOND WA GO BDS       7.300%, 1999             1,210       1,207       1,303 (b)
   REDMOND WA GO BDS       7.400%, 2000               650         648         701 (b)
   VANCOUVER WA SE REV     8.800%, 1995             1,000       1,003       1,069 (b)
                                              ------------  ----------  ----------
       Total Municipal Bonds                      176,705     179,394     195,081
                                              ============  ----------  ----------
Public Utility

   BAROID CORP             8.000%, 2003             5,000       4,982       5,462
   BOSTON EDISON           8.875%, 1995            10,000       9,983      10,738
   CABOT                   9.875%, 1994             2,000       2,006       2,090
   CHEVRON-HOWARD BELL     7.700%, 1997               477         473         483 (b)(d)
   HANNA  M A              9.000%, 1998             5,000       5,140       5,550
   INTL SPECIALTY PROD     9.000%, 1999            15,000      15,486      15,769
   ORYX ENERGY             8.650%, 1999            15,000      15,000      15,558
   PDV AMERICA             7.250%, 1998             3,000       2,988       3,030
   PDV AMERICA             7.750%, 2000             7,000       7,025       7,105
   PENNSYLVANIA P & L      8.000%, 1996               544         542         568 (b)(d)
   PENN POWER CO           9.000%, 1996             5,000       4,991       5,475
   TENNECO INC             9.625%, 1994             8,500       8,500       8,872
   PETRO MEXICANOS 144A   11.430%, 1995            10,000      10,000      11,140 (b)(d)
                                              ------------  ----------  ----------
       Total Public Utility                        86,521      87,116      91,840
                                              ============  ----------  ----------
Finance

   AMERICAN GEN FIN COR    9.400%, 1995            10,000      10,000      10,504 (b)(d)
   AMERICAN GEN FIN        9.600%, 1995            10,000       9,988      10,887
   ARISTAR FINL            7.875%, 1999             3,000       2,994       3,236
   BANK OF AMERICA         9.750%, 2000            10,000      10,625      11,850
   CHASE 90-F CL A-6       9.500%, 2006             2,247       2,245       2,355

                                               Bal. Held
                                              at 12-31-93
                                               Principal
                                               Amount of       Cost      Value at
                                                 Bonds        (Notes     12-31-93
Name of Issuer and Title of Issue              and Notes      a & c)     (Note a)
- ---------------------------------             ------------  ----------  ----------
   COUNTRYWIDE FUNDING     8.420%, 1999            19,700      19,662      21,498
   FIDELITY ACCEPTANCE     6.670%, 1997            15,000      15,000      15,260 (b)(d)
   1ST NATL BK ST PAUL    12.650%, 1994             6,415       6,592       6,919
   FLEET FINANCIAL CORP    9.800%, 1995            15,000      15,000      16,209 (b)(d)
   FLEET NORTHSTAR FINL   10.150%, 1995            15,000      15,000      16,275
   HELLER FINANCIAL        8.000%, 1998            15,000      14,963      16,387
   HOUSEHOLD FINANCE       9.910%, 1996             5,000       5,000       5,481
   HOUSEHOLD FINANCE       9.250%, 1995             6,500       6,476       6,727
   HOUSEHOLD FINANCE       9.000%, 1995             7,000       6,931       7,481
   ITT FINANCIAL          11.000%, 1995             9,950      10,162      10,995
   MARGARETTEN FIN'L       6.750%, 2000            11,250      11,380      11,573
   NCB CAPITAL SER A       8.180%, 1997             8,000       8,000       8,558 (b)(d)
   NAVISTAR FINL CORP      9.750%, 1995             8,500       8,476       8,968
   ORIX CREDIT ALLIANCE    8.040%, 1997            10,000      10,000      10,542 (b)(d)
   SBH MTG 91-1  VII       9.000%, 2006             4,416       4,416       4,460
   SALOMON INC INDEX AM    7.070%, 2000            25,000      25,000      25,813
   TRANSAMERICA FINANCE    9.260%, 1998             5,000       4,988       5,663
   TRAVELERS MTG 90-09     9.000%, 2005             6,173       6,140       6,308
   USL CAPITAL             9.400%, 1996            15,000      14,990      16,294
   FIRST BANK SYS FRN      5.250%, 1996            15,000      13,895      14,985
                                              ------------  ----------  ----------
       Total Finance Bonds                        258,151     257,923     275,228
                                              ============  ----------  ----------
Industrial

    DENMARK KNGM FRN 10%   10.000%, 1995            10,000      10,172      11,268
    BROWN GROUP             8.600%, 1999             5,000       5,000       5,430
    CSX                     9.230%, 1998            13,500      13,500      15,255
    CENTEX CORP             9.050%, 1996            10,000      10,000      10,575
    CHAMPION INT'L          9.650%, 1995            10,000      10,000      10,762
    CHAMPION INTL      #    9.800%, 1998            10,000       9,992      11,363
    COMDISCO                9.070%, 1994            10,000      10,000      10,962
    CONTAINER CORP AMERI   14.000%, 2001             5,000       5,000       5,575
    DARLING DELAWARE 14%    0.000%, 1999             5,000       4,893       3,450 (e)
    DART KRAFT FIN          7.750%, 1998             1,000       1,046       1,084
    DELTA AIRLINES     #    9.875%, 1998             8,100       8,100       8,657
    DURR FILLAUER           7.000%, 2006            20,000      20,089      20,006
    FIBERGLASS CANDA INC    9.800%, 1998             5,000       5,177       5,794
    FIGGIE INT'L       #    9.875%, 1999             6,500       7,238       7,459
    FLEMING CO              9.450%, 1995            15,000      14,990      15,956
    FORT HOWARD LIBOR D     6.875%, 2000            10,000      10,000       9,800 (b)(d)
    FOUNDATION HLTH CORP    7.750%, 2003             4,500       4,482       4,573
    GEN AMER TRANS TR#15    9.200%, 1994            10,000      10,000      10,262
    GMAC                    7.650%, 1997            10,000       9,973      10,588
    GMAC                    7.750%, 1999            20,000      19,807      21,125
    GRT NORTHERN NEKOOSA    9.000%, 1994             5,000       5,000       5,012
    HERTZ CORP              9.770%, 1996            10,000       9,995      10,887

                                                Bal. Held
                                               at 12-31-93
                                                Principal
                                                Amount of       Cost      Value at
                                                  Bonds        (Notes     12-31-93
Name of Issuer and Title of Issue              and Notes      a & c)     (Note a)
- ---------------------------------             ------------  ----------  ----------
   HERTZ CORP              9.750%, 1996             5,000       4,994       5,438
   INTL LEASE FINANCE      7.950%, 1999            12,000      11,978      12,990
   KROGER                 11.125%, 1998             5,500       5,500       5,885
   LONE STAR 8.75          0.000%, 1994             5,000       5,000       4,600 (b)(d)(e)
   MATTEL INC              6.875%, 1997            15,000      14,920      15,394
   MISSOURRI PACIFIC RR   15.000%, 1995               463         493         513 (b)(d)
   NEWS AMERICA HLDGS      7.500%, 2000            10,000       9,939      10,425
   REYNOLDS METALS         9.750%, 1996            10,000       9,986      11,125
   RYDER SYSTEM            8.950%, 1994             5,000       5,000       5,138
   SEALED AIR             12.625%, 1999             1,400       1,446       1,505
   SEALY CORP              9.500%, 2003             4,275       4,326       4,467
   SUN AMERICA             9.000%, 1999            20,000      20,000      22,525
   TIME WARNER INC         7.450%, 1998            10,000      10,211      10,488
   TIPHOOK FINANCE         7.125%, 1998             7,700       7,637       6,314
   TRANSAMERICA CORP       9.470%, 1995            15,000      14,990      16,275
   VF CORP                 9.400%, 1996             7,125       7,022       7,392
   WAXMAN IND LIBOR        6.500%, 1998             7,500       7,400       7,500 (b)(d)
   BROWNING FERRIS CVT     6.750%, 2005             7,345       6,152       7,418
   CHRYSLER FIN PUT/91    13.250%, 1994             7,600       7,685       8,028
                                              ------------  ----------  ----------
       Total Industial Bonds                      359,508     359,133     379,263
                                              ============  ----------  ----------

       Total Other Bonds and Notes                          1,634,285   1,706,650
                                                            ----------  ----------

       Total Bonds and Notes                                1,634,706   1,707,093
                                                            ----------  ----------


                                               Bal. Held
                                              at 12-31-93      Cost      Value at
                                               Number of      (Notes     12-31-93
                                                 Shares       a & c)     (Note a)
                                              ------------  ----------  ----------
PREFERRED STOCK

Public Utility

   ANR PIPE $2.675   25   10.700%, 2000            23,125         586         595
   ANR PIPELINE $25        8.480%, 2001           171,077       4,301       4,320
   AMERICAN WTRWRKS $25    8.500%, 2000           800,000      20,000      21,800 (b)(d)
   ARIZONA PUB SVC $100   10.000%, 2001            50,000       5,000       5,987
   ARIZONA  $100           8.480%, 1997            45,000       4,449       4,612
   ARIZONA PUB SVC $100    8.800%, 2000            20,309       2,021       2,056
   ARIZONA PUB SERVICE     8.500%, 1994            50,000       5,000       5,050 (b)(d)
   ARKANSAS P & L $25      9.920%, 2002           233,000       6,138       6,352
   ATLANTIC CITY EL 100    7.800%, 2006            90,000       8,985       9,675
   ATLANTIC CITY EL 100    8.200%, 2000            82,500       8,237       9,127

                                               Bal. Held
                                              at 12-31-93      Cost      Value at
                                               Number of      (Notes     12-31-93
Name of Issuer and Title of Issue                Shares       a & c)     (Note a)
- ---------------------------------             ------------  ----------  ----------
   ATLANTIC CITY ELEC      8.530%, 1998           101,600      10,155      10,947
   BALTIMORE G&E $100      8.625%, 2000            97,500       9,750      10,920
   BALTIMORE G&E $100      8.250%, 1999            66,300       6,629       7,243
   BALTIMORE G & E $100    6.950%, 1995            70,000       6,960       7,359
   BOSTON EDISON $100      8.000%, 2001            90,000       9,000       9,990
   CENTRAL ILL LT $100     5.850%, 2008            50,000       5,000       4,975
   CINCINNATI G&E $100     7.875%, 2004           200,000      20,000      22,500
   COMMWLTH ED $100 PVT    8.200%, 2002            94,605       9,173       9,744 (b)(d)
   COMMONWEALTH EDISON     8.850%, 2003            97,500      10,060      10,042 (b)(d)
   CONN LT & PWR $50       5.300%, 2003            95,300       4,742       4,574
   CON EDISON $100 SR J    6.125%, 2002           150,000      15,060      15,863
   DAYTON P&L $100 I       9.375%, 2002             9,000         913         936 (b)(d)
   DAYTON PWR & LT $100    8.625%, 2003            43,600       4,375       4,404 (b)(d)
   DUKE POWER $100 SR V    6.400%, 2002            30,000       3,000       3,210
   DUKE POWER $100 SR U    6.300%, 2001            30,000       3,000       3,210
   DUKE POWER $100 SR T    6.200%, 2000            30,000       3,000       3,210
   DUKE POWER 1992D $25    6.200%, 2001           200,000       5,009       5,250
   DUKE POWER 1992C $25    6.100%, 2000           250,000       6,288       6,563
   GTE $50 PFD             7.750%, 2008           141,401       7,088       7,281 (b)(d)
   GTE CORP $50 PFD        7.850%, 2007           152,889       7,516       7,852 (b)(d)
   GOODRICH BF CO $100     7.850%, 1998            16,685       1,626       1,719
   GREEN MTN PWR CL-D/3    8.625%, 2000            70,000       7,000       7,403 (b)(d)
   HAWAII ELEC $100        8.500%, 2005            20,000       1,992       2,134 (b)(d)
   MAUI ELEC $100          8.500%, 2005            25,000       2,490       2,667 (b)(d)
   HOUSTON LTG $100        8.500%, 1997            89,851       8,999       9,120
   HOUSTON LT PWR $100     9.375%, 1999           155,000      15,612      16,624 (b)(d)
   ILLINOIS PWR SER P      8.000%, 1997            76,482       7,585       7,266
   IOWA ILLINOIS EL$100    7.800%, 2006            73,300       7,642       8,255
   JERSEY CENTRAL P&L      8.650%, 2005            75,000       7,500       8,681
   JERSEY CENTRAL P & L    8.480%, 2000            75,000       7,487       8,381
   KN ENERGY PFD           8.500%, 1996             2,000         201         200 (b)(d)
   LONG ISL LGT SER AA     7.950%, 2000           800,000      20,294      21,100
   LONG ISLAND LIGHTING    8.500%, 1997             9,199         888         943 (b)(d)
   LOUISIANA P&L $100      7.000%, 1999            80,000       8,012       8,460
   LOUISIANA P & L $100    8.000%, 2001           150,000      15,000      16,050
   MAINE YANKEE $100       7.480%, 2001            52,352       5,045       5,536
   MN P & L  144A $100     7.125%, 2002            50,000       4,963       5,000 (b)(d)
   MN P&L 144A  6.70       6.700%, 2002           100,000      10,000      10,500 (b)(d)
   MISS P&L $100           9.760%, 1997            52,279       5,228       5,372
   MISS P & L $100         9.000%, 1995            31,082       3,091       3,221
   NO IND PUB SERV $100    8.750%, 1996           250,000      25,561      25,875 (b)(d)
   NJ NATL GAS 100 144A    7.720%, 2001           200,000      20,000      20,500 (b)(d)
   NIAGARA MOHAWK $25      8.375%, 1998            78,750       1,941       2,003 (b)(d)
   NIAGARA MOHAWK POWER    8.750%, 1996           126,243       3,163       3,535
   NIAGARA MOHAWK $25 B    7.000%, 2024           288,113       7,203       7,131
   NIAGARA MOHAWK $25      9.750%, 1996            25,054         635         637 (b)(d)
   NO IND PUB SERV $100    8.850%, 2003            52,500       5,295       5,385 (b)(d)
   NORTHWEST NAT GA 100    6.950%, 2002           150,000      15,000      15,488
   ORANGE ROCKLAND$100     8.125%, 1997            26,171       2,634       2,686 (b)(d)

                                               Bal. Held
                                              at 12-31-93      Cost      Value at
                                               Number of      (Notes     12-31-93
Name of Issuer and Title of Issue                Shares       a & c)     (Note a)
- ---------------------------------             ------------  ----------  ----------
   OTTER TAIL PWR $100     6.350%, 2007           180,000      18,000      18,630
   PACIFIC ENT $100000     7.500%, 1994               200      20,000      19,400
   PACIFIC GAS & ELEC      6.570%, 2007           525,000      13,076      13,584
   PACIFICORP $100 PAR     7.700%, 2001           150,000      15,000      16,463
   PENN GAS & WTR $100     8.900%, 1998            40,000       3,718       4,119 (b)(d)
   PENN PWR & LT $100      6.330%, 2008            50,000       5,000       5,100
   PENN PWR & LT $100      7.000%, 1997           141,649      13,955      14,200
   PHIL ELEC $100          6.120%, 2003            54,300       5,422       5,484
   PHILADELPHIA ELEC       9.875%, 1997            62,606       6,268       6,636
   POTOMAC ELEC PWR $50    6.800%, 2007           160,800       7,930       8,402
   POTOMAC ELECTRIC        7.780%, 2006           160,000       8,008       9,940
   PUB SERV COLO $100      7.500%, 2009           173,368      16,666      17,770 (b)(d)
   PUGET SOUND P&L $100    8.000%, 2004             8,182         817         821
   ROCHESTER G & E $100    7.650%, 1999            20,000       2,000       2,180
   ROCHESTER G & E $100    7.550%, 1998            62,000       6,200       6,758
   ROCHESTER G & E $100    7.450%, 1997            52,500       5,250       5,723
   ROCHESTER G&E $100      8.250%, 1997            30,910       3,058       3,168
   SIERRA PAC PWR SER G    8.240%, 1998           137,000       6,904       7,175
   SO CA EDISON $100       6.450%, 2002           147,250      14,786      15,572
   SO CA GAS ARP           2.930%, 1994             3,000       3,000       3,000
   SOUTHWEST GAS           9.500%, 1999             3,275         331         341 (b)(d)
   SO INDIANA G&E 100      6.500%, 2002            75,000       7,500       7,763 (b)(d)
   TENNECO SRS B $100      7.400%, 1998            86,151       8,357       8,615
   TEXACO PFD C VR RATE    7.600%, 1994           556,195      27,808      28,505
   TEXAS UTIL $100 PAR     6.980%, 2008            50,000       5,000       5,138
   TEXAS UTILITY $100      9.640%, 1998           100,000      10,079      10,138 (b)(d)
   TRANSCONT'L GAS PIPE    8.750%, 1996            86,250       8,628       8,625 (b)(d)
   UNITED TELECOM $100     7.750%, 2008            42,358       4,051       4,236 (b)(d)
   UNITED TEL FL $10       5.250%, 2000            11,550         108       1,109 (b)(d)
   VIRGINIA ELEC & PWR     6.350%, 2000           121,400      12,229      12,656
   VIRGINIA ELEC ARP       2.990%, 1994             4,000       4,000       4,000
   WASHINGTON WATER        8.625%, 2000            80,000       8,017       8,840
   WASHINGTON WTR POWER    6.950%, 2007            50,000       5,000       5,275
   WEST TEXAS UTIL $100    7.250%, 1995            10,265       1,028       1,034
                                              ------------  ----------  ----------
                                               10,199,976     710,716     747,919
                                              ============  ----------  ----------
Finance
   LASALLE NATIONAL ARP    2.950%, 1994             3,000       3,000       3,000
   REPUBLIC NY ARP         2.940%, 1994             3,000       3,000       3,000
                                              ------------  ----------  ----------
                                                    6,000       6,000       6,000
                                              ============  ----------  ----------
Industrial

   ALLTEL 7.75 $100 PAR    7.750%, 2005             9,390         946         948 (b)(d)
   BOWATER $50 VAR RATE    7.040%, 1998           251,800      11,886      11,425
   COMBUSTION ENG $100     9.125%, 1999           200,000      20,000      21,375 (b)(d)
   HARTFD FIRE S2 $50      7.175%, 1995           326,600      16,092      15,105

                                               Bal. Held
                                              at 12-31-93      Cost      Value at
                                               Number of      (Notes     12-31-93
Name of Issuer and Title of Issue                Shares       a & c)     (Note a)
- ---------------------------------             ------------  ----------  ----------
   HARTFORD FIRE CL-C      7.500%, 1997           119,887       5,979       6,264
   JAMES RVR SR D $100     8.750%, 1997             3,250         331         327
   SARA LEE ARP            2.820%, 1994             3,000       3,000       3,000
   SMITHKLINE BEECHAM ARP  2.980%, 1994             4,000       4,000       4,000
   XEROX CORP $50 PAR      7.375%, 1998           368,100      18,094      18,957
                                              ------------  ----------  ----------
                                                1,286,027      80,328      81,401
                                              ============  ----------  ----------

       Total Preferred Stocks                                 797,044     835,320
                                                            ----------  ----------
OTHER

Industrial

   AM INTERNATIONAL                               162,529       1,463       1,564 (f)
   MRS FIELDS                                  20,176,717         605         605 (f)
   WAXMAN IND WARRANTS EXP 1996                   150,000         150         188 (f)
                                              ------------  ----------  ----------
       Total Other                             20,489,246       2,218       2,357
                                              ============  ----------  ----------



       Total Investments in Securities
         of Unaffiliated Issuers                            2,433,968   2,544,770
       Less Reserve for Possible Losses
         on Corporate issues                                    2,049
                                                            ----------  ----------
                                                            2,431,919   2,544,770
                                                            ==========  ==========

                                            NOTES

(a) See notes 1 and 3 to financial statements regarding determination of cost and fair values.
(b) Securities valued by IDS Certificate Company at fair value in the absence of market quotations.
(c) The aggregate cost of investments in securities of unafilliated issuers for federal income tax purposes was $2,429,548.
(d) Securities acquired in private negotiation which may require registration under federal securities laws if they were to be publicly sold. Also see note 3B to financial statements.
(e) Non-income producing securities.
(f) Carried at the lower of cost or market in the balance sheet.

IDS CERTIFICATE COMPANY                                                 SCHEDULE II
Investments in and Advances to Affiliates and Income Thereon
December 31, 1993, 1992 and 1991
($ in thousands)



- -----------------------------------------------------------------------------------
                                       Balance December 31, 1993          Interest
                                   ---------------------------------      Dividends
                                     Principal              Carrying      Credited
                                     Amount or     Cost       Value       to Income
Name of Issuer and Title of Issue  No. of Shares  (a)&(c)      (b)          (d)
- -----------------------------------------------------------------------------------
Wholly Owned Subsidiary (b):
Real Estate Investment Company:
  Investors Syndicate Development
    Corporation:
      Capital Stock................        100    $2,548    $  4,128    $         0
                                         =====     -----     -------     ----------

Other Controlled Company:

Real Estate Development Company:
  Mankato Ventures, First Mortgage
    Loan...........................     $  684       684         684             78
                                         =====     -----     -------     ----------

Other Affiliates (as defined
  in Sec. 2(a)(3) of the
  Investment Company Act
  of 1940).........................          0         0           0              0
                                         =====     -----     -------     ----------

   Total affiliates...............                $3,232    $  4,812    $        78
                                                   =====     =======     ==========

IDS CERTIFICATE COMPANY                                                 SCHEDULE II
Investments in and Advances to Affiliates and Income Thereon
December 31, 1993, 1992 and 1991
($ in thousands)



- -----------------------------------------------------------------------------------
                                       Balance December 31, 1992          Interest
                                   ---------------------------------      Dividends
                                     Principal              Carrying      Credited
                                     Amount or     Cost       Value       to Income
Name of Issuer and Title of Issue  No. of Shares  (a)&(c)      (b)          (d)
- -----------------------------------------------------------------------------------
Wholly Owned Subsidiary (b):
Real Estate Investment Company:
  Investors Syndicate Development
    Corporation:
      Capital Stock................        100    $  548    $  2,008    $         0
                                         =====     -----     -------     ----------

Other Controlled Company:

Real Estate Development Company:
  Mankato Ventures, First Mortgage
    Loan...........................     $  779       779         779             88
                                         =====     -----     -------     ----------

Other Affiliates (as defined
  in Sec. 2(a)(3) of the
  Investment Company Act
  of 1940).........................          0         0           0              0
                                         =====     -----     -------     ----------

    Total affiliates...............               $1,327    $  2,787    $        88
                                                   =====     =======     ==========

IDS CERTIFICATE COMPANY                                                 SCHEDULE II
Investments in and Advances to Affiliates and Income Thereon
December 31, 1993, 1992 and 1991
($ in thousands)


- -----------------------------------------------------------------------------------
                                       Balance December 31, 1991          Interest
                                   ---------------------------------      Dividends
                                     Principal              Carrying      Credited
                                     Amount or     Cost       Value       to Income
Name of Issuer and Title of Issue  No. of Shares  (a)&(c)      (b)           (d)
- -----------------------------------------------------------------------------------
Wholly Owned Subsidiary (b):
Real Estate Investment Company:
  Investors Syndicate Development
    Corporation:
      Capital Stock................        100    $  548    $  2,006    $         0
                                         =====     -----     -------     ----------
Other Controlled Company:
Real Estate Development Company:
  Mankato Ventures, First Mortgage
    Loan...........................     $  864       864         864             97
                                         =====     -----     -------     ----------

Other Affiliates (as defined
  in Sec. 2(a)(3) of the
  Investment Company Act
  of l940).........................          0         0           0              0
                                         =====     -----     -------     ----------

    Total affiliates...............               $1,412    $  2,870    $        97
                                                   =====     =======     ==========

IDS CERTIFICATE COMPANY                                                 SCHEDULE II
Investments in and Advances to Affiliates and Income Thereon
December 31, 1993, 1992 and 1991
($ in thousands)
- ------------------------------------------------------------

NOTES:

  (a) The aggregate cost for federal income tax purposes at December 31, 1993, 1992 and 1991 was $4,677, $2,652 and $2,523 respectively, subject to possible adjustment in certain circumstances under consolidated income tax return regulations.

  (b) Investments in stocks of wholly owned subsidiaries are carried at cost adjusted for equity in undistributed net income since organization or acquisition of the subsidiaries.

  (c)   Changes in investment in affiliate during the three years ended
        December 31, 1993 are summarized below:

                              Cost at   Additions (Deductions)  Cost at
        Name of Issuer and    Dec. 31,                          Dec. 31,
        Title of Issue          1990     1991     1992    1993    1993
        -------------------   --------   ----     ----    ----  --------
        Mankato Ventures,
          First Mortgage
            Loan                  940     (76)    (85)    (95)     684

  (d) There were no dividends or interest earned which were not credited to income.

IDS CERTIFICATE COMPANY                                                                  SCHEDULE III
Mortgage Loans on Real Estate and Interest Earned on Mortgages
Year Ended December 31, 1993
($ in thousands)


                                                                      Part 1 -     Mortgage loans on real state at end of period
                                                                   -------------   ----------------------------------------------
                                                                                                        Amount of principal
                                                                                                  unpaid at end of period
                                                                                                  -------------------------
                                                                                   Carrying             Subject      Amount
                                                                                  amount of                to           of
                                                                  Number  Prior   mortgages            delinquent   mortgages
                                                                    of    liens   (c),(g),(h)           interest      being
Description (a)                                                   loans    (b)      and (i)     Total     (d)       forclosed
- ---------------                                                   ------  -----   ----------   ------ -----------  ------------
First mortgages:
Insured by Federal Housing Administration - liens on:
Residential - under $100                                              3                  28        28          10             4
Apartment and business - under $100                                   0                   0         0           0             0
                                                                  -----              ------    ------   ---------   -----------
Total                                                                 3                  28        28          10             4
                                                                  -----              ------    ------   ---------   -----------
Partially guaranteed under Servicemen's
Readjustment Act of 1944, as amended - liens on:
Residential - under $100                                              1                  25        25          25             0
Apartment and business - under $100                                   0                   0         0           0             0
                                                                  -----              ------    ------   ---------   -----------
Total                                                                 1                  25        25          25             0
                                                                  -----              ------    ------   ---------   -----------
Other - liens on:
Residential
Under $100                                                            5                  11        11           0             0
Apartment and business:                                           -----              ------    ------   ---------   -----------
Under $100                                                            2                  41        41           0             0
$100 to $150                                                          3                 330       330           0             0
$150 to $200                                                          1                 244       244           0             0
$200 to $250                                                          0                   0         0           0             0
$250 to $300                                                          0                   0         0           0             0
$300 to $350                                                          4               1,278     1,278           0             0
$350 to $400                                                          1                 396       396           0             0
$400 to $450                                                          2                 852       852           0             0
$450 to $500                                                          2                 924       924           0             0
Over $500
Loan No.         Mortgagor                      Property Location
- --------         ---------                      -----------------
20-00001    NSP, LTD                            Bloomington, MN       1                 726       726           0             0
21-46978    Kraus Anderson                      Burnsville, MN        1                 459       709           0             0
21-46996    Kraus Anderson                      Bloomington, MN       1                 617       617           0             0
21-47000    Vinland Property Trust              Dallas, TX            1                 916     1,266           0             0
21-47004    Retired Teachers Housing Authority  Yukon, OK             1                 910       910           0             0

                                                                     Part 1 -     Mortgage loans on real estate at end of period
                                                                  -------------   ----------------------------------------------
                                                                                                        Amount of principal
                                                                                                      unpaid at end of period
                                                                                                      -------------------------
                                                                                   Carrying             Subject      Amount
                                                                                  amount of                to           of
                                                                  Number  Prior   mortgages            delinquent   mortgages
                                                                    of    liens   (c),(g),(h)           interest      being
Description (a)                                                   loans    (b)      and (i)     Total     (d)       forclosed
- ---------------                                                   ------  -----   ----------   ------ -----------  ------------
Over $500
Loan No.         Mortgagor                      Property Location
- --------         ---------                      -----------------
21-47005    ALM Enterprises, Inc.               Fredericksburg, VA    1                 678       678           0             0
21-47032    Independent Order of Foresters      Irvine, CA            1                 591       591           0             0
21-47084    Ryan Construction Co.               Eden Prairie, MN      1               1,942     1,942           0             0
21-47106    1225 No. County Road 18 LTD         Plymouth, MN          1               1,789     1,789           0             0
21-47110    Lloyd Engelsma                      Brooklyn Park, MN     1               2,876     2,876           0             0
21-47116    McCaughey Dev. Association          Madison, WI           1               1,311     1,311           0             0
21-47119    Greenway Plaza, Ltd.                Houston, TX           1               2,562     3,033           0             0
21-47120    Greenway Plaza, Ltd.                Houston, TX           1               2,866     3,395           0             0
21-47128    Century Income Properties Fund      Brookfield,WI         1               2,265     2,265           0             0
21-47129    Retired Teachers Housing            Yukon, OK             1                 660       660           0             0
21-47131    Stephen M. and Sylvia C. Slifko     Akron, OH             1               2,954     2,954           0             0
21-47133    Dennis P. Bruyere                   Houston, TX           1                 200       561           0             0
21-47134    Carisch Development Co.             Wayzata, MN           1               3,001     3,001           0             0
21-47136    Ameritrust Co. National Association Clearwater, FL        1               3,349     3,349           0             0
21-47139    Treasurer's Island Inc.             Eagan, MN             1               1,616     1,616           0             0
21-47140    Harbour Run LTD                     MentorOnTheLake,OH    1               4,268     4,268           0             0
21-47141    John E. Smith                       Lafayette, IN         1               4,692     4,692           0             0
21-47142    34th Street Properties Partnership  Gainsville, FL        1              10,407    10,407           0             0
21-47143    H-5 Inc.                            Alexandria, MN        1               2,927     2,927           0             0
21-47144    Turnquist, Inc.                     Brooklyn Park, MN     1               4,848     4,848           0             0
21-47147    Columbus Real Estate Co.            Hilliard, OH          1               8,092     8,092           0             0
21-47148    Turner Development Corporation      Orlando, FL           1               5,410     5,410           0             0
21-47149    Turner Development Corporation      Indialantic, FL       1               4,426     4,426           0             0
21-47150    Bircain Apartment Company LP        Gladstone, MO         1               2,513     2,513           0             0
21-47151     Pinecrest I                        Spokeane, WA          1               1,119     1,119           0             0
21-47152     Richard D. Fownes Trustee          Boston, MA            1               3,807     3,807           0             0
21-47153     Fox Run of Omaha, Inc.             Omaha, NE             1               2,641     2,641           0             0
21-47154     Kenneth Grandberg Trustee          Randolph, MA          1               3,206     3,206           0             0
21-47155     VLM Partnership                    Overland Park, KS     1               2,929     2,929           0             0
21-47156     LT Limited Partnership             Lafayette, IN         1               4,354     4,354           0             0
21-47157     John A. Belanich                   Tampa, FL             1               3,707     3,707           0             0
21-47158     Grande Associates                  South River, NJ       1               4,338     4,338           0             0
21-47159     Grande Associates                  Marlton, NJ           1               3,943     3,943           0             0
21-47160     James Esshaki DBA                  Taylor MI             1               6,223     6,223           0             0
21-47162     York Creek #3 LTD DBA              Taylor MI             1               4,054     4,054           0             0
21-47163     Bayrock Investment Company         Sarasota, FL          1               6,664     6,664           0             0
21-47164     K & M Hamilton Development Co.     Hamilton, OH          1               5,892     5,892           0             0
21-47165     Bowling Freen Partnership          Sussex, WI            1               2,712     2,712           0             0
21-47166     Colonial Estates Associates        Warrington, PA        1               6,459     6,459           0             0

                                                                     Part 1 -     Mortgage loans on real estate at end of period
                                                                  -------------   ----------------------------------------------
                                                                                                         Amount of principal
                                                                                                      unpaid at end of period
                                                                                                      -------------------------
                                                                                   Carrying             Subject      Amount
                                                                                  amount of                to           of
                                                                  Number  Prior   mortgages            delinquent   mortgages
                                                                    of    liens   (c),(g),(h)           interest      being
Description (a)                                                   loans    (b)      and (i)     Total     (d)       forclosed
- ---------------                                                   ------  -----   ----------   ------ -----------  ------------
Over $500
Loan No.         Mortgagor                      Property Location
- --------         ---------                      -----------------
21-47167     Wilder Corp of Delaware            Ruskin, FL            1               6,050     6,050           0             0
21-47168     Wilder Corp of Delaware            Riverview, FL         1               3,340     3,340           0             0
21-47169     Franklin & Bonnie Kottshade        Rochester, MN         1               4,424     4,424           0             0
21-47170     Franklin & Bonnie Kottshade        Rochester, MN         1               1,186     1,186           0             0
21-47171     Desert Shadows Associates          Tucson, AZ            1               6,173     6,173           0             0
21-47172     Dial Reit Inc.                     Fremont, NE           1               2,996     2,996           0             0
21-47173     Cinram Associates                  Fairfield, NJ         1               3,956     3,956           0             0
21-47174     Grande Associates                  Deptford Twnsp, NJ    1               8,398     8,398           0             0
21-47177     Griffin Real Estate Fund II LP     Urbandale, IA         1               2,955     2,955           0             0
21-47178     Griffin Real Estate Fund II LP     Urbandale, IA         1               2,560     2,560           0             0
21-47179     Moorestown Office Center           Moorestown, NJ        1               2,774     2,774           0             0
21-47181     Westlake #1 Limited Partnership    Charlotte, NC         1               2,485     2,485           0             0
21-47182     Shagbark Limited Partnership       Kenosha, WI           1               6,753     6,753           0             0
21-47183     Cowne Point Ltd Partnership        Holland, MI           1               3,974     3,974           0             0
21-47184     Mcnab Commerce Center Association  Pompano Beach, FL     1               2,270     2,270           0             0
21-47186     Mack Edison Company                Edison, NJ            1               7,257     7,257           0             0
21-47187     Industrial Development Association Mebane, NC            1               3,170     3,170           0             0
21-47190     Dial Reit Inc.                     Davenport, IA         1               4,298     4,298           0             0
21-47191     SSC Associates Ltd Ptnshp          St. Clair Shores,     1               6,466     6,466           0             0
21-47192     Tree Trail Village Association     Norcross, GA          1               6,798     6,798           0             0
21-47193     ECPG (Peoria) Association          Glendale, AZ          1               6,741     6,741           0             0
21-47194     Briar Development Company          Tacoma, WA            1               4,486     4,486           0             0
21-47195     Tipotex Inc.                       Pharr, TX             1               1,985     1,985           0             0
21-47196     Wilder Corporation                 Pharr, TX             1               4,442     4,442           0             0
21-47197     Wilder Corporation                 Alamo, TX             1               1,017     1,017           0             0
21-47198     Investors Real Estate Trust        Grand Forks, ND       1               4,432     4,432           0             0
21-47199     Warren and Kelso Company           Cheltenham Twsp, P    1               2,984     2,984           0             0
21-47200     Mid-Country Trade Center           Vinita Park, FL       1               4,484     4,484           0             0
21-47201     Oakland Park Festival Ctr          Oakland Park, FL      1               4,580     4,580           0             0
21-47202     Lakewood West Ltd Partnership      Lakewood, CO          1               4,478     4,478           0             0
0-2013291    Ryan Equities                      Pantago, TX           1                 855       855           0             0
0-2022301    Western Real Estate Fund, Inc.     Pasadena, TX          1               2,821     3,510           0             0
0-3013979    Main Motor Sales Co.               Anoka, MN             1                 671       671           0             0
0-3027654    DFB Associates                     Costa Mesa, CA        1               1,299     1,299           0             0
0-3031967    Special Partnership                St. Anthony, MN       1                 611       611           0             0
0-4020251    National Income Realty Trust       Miami, FL             1               1,648     1,648       1,648         1,648
                                                                  -----             -------   -------   ---------   -----------
                                                                     95             281,801   284,451       1,648         1,648
                                                                  -----             -------   -------   ---------   -----------
Total Other                                                         100             281,812   284,462       1,648         1,648
                                                                  -----             -------   -------   ---------   -----------
Total First Mortgage Loans on Real Estate                           104             281,865   284,515       1,683         1,652
                                                                  =====             =======   =======   =========   ===========

                                                                              Part 2 -
                                                                    Interest earned on mortgages
                                                                    ----------------------------
                                                                                     Average
                                                                                    gross rate
                                                                     Interest      of interest
                                                                      due and      on mortgages
                                                                      accrued      held at end
                                                                     at end of      of period
Description (a)                                                      period (e)        (f)
- ---------------                                                     ------------  --------------
First mortgages:
Insured by Federal Housing Administration - liens on:
Residential - under $100                                                                  7.076%
Apartment and business - under $100                                                       0.000%
                                                                                    ------------
Total                                                                                     7.076%
                                                                                    ------------
Partially guaranteed under Servicemen's

Readjustment Act of 1944, as amended - liens on:
Residential - under $100                                                                  8.000%
Apartment and business - under $100                                                       0.000%
                                                                                    ------------

Total                                                                                     8.000%
                                                                                    ------------
Other - liens on:
Residential
Under $100                                                                                5.704%
Apartment and business:                                                             ------------
Under $100                                                                                8.958%
$100 to $150                                                                              8.709%
$150 to $200                                                                              9.625%
$200 to $250                                                                              0.000%
$250 to $300                                                                              0.000%
$300 to $350                                                                              9.878%
$350 to $400                                                                              9.000%
$400 to $450                                                                              9.222%
$450 to $500                                                                              9.579%
Over $500
Loan No.         Mortgagor                      Property Location
- --------         ---------                      -----------------
20-00001    NSP, LTD                            Bloomington, MN                           9.500%
21-46978    Kraus Anderson                      Burnsville, MN                            9.250%
21-46996    Kraus Anderson                      Bloomington, MN                           8.750%
21-47000    Vinland Property Trust              Dallas, TX                               10.125%
21-47004    Retired Teachers Housing Authority  Yukon, OK                                 8.875%

                                                                              Part 2 -
                                                                    Interest earned on mortgages
                                                                    ----------------------------
                                                                                      Average
                                                                                    gross rate
                                                                     Interest      of interest
                                                                      due and      on mortgages
                                                                      accrued      held at end
                                                                      at end of      of period
Description (a)                                                      period (e)        (f)
- ---------------                                                     ------------  --------------
Over $500
Loan No.         Mortgagor                      Property Location
- --------         ---------                      -----------------
21-47005    ALM Enterprises, Inc.               Fredericksburg, VA                        9.000%
21-47032    Independent Order of Foresters      Irvine, CA                                9.750%
21-47084    Ryan Construction Co.               Eden Prairie, MN                          8.500%
21-47106    1225 No. County Road 18 LTD         Plymouth, MN                             10.250%
21-47110    Lloyd Engelsma                      Brooklyn Park, MN                         9.875%
21-47116    McCaughey Dev. Association          Madison, WI                               8.500%
21-47119    Greenway Plaza, Ltd.                Houston, TX                               9.375%
21-47120    Greenway Plaza, Ltd.                Houston, TX                               9.375%
21-47128    Century Income Properties Fund      Brookfield,WI                            10.000%
21-47129    Retired Teachers Housing            Yukon, OK                                12.000%
21-47131    Stephen M. and Sylvia C. Slifko     Akron, OH                                10.625%
21-47133    Dennis P. Bruyere                   Houston, TX                               9.500%
21-47134    Carisch Development Co.             Wayzata, MN                              10.500%
21-47136    Ameritrust Co. National Association Clearwater, FL                            9.500%
21-47139    Treasurer's Island Inc.             Eagan, MN                                 8.750%
21-47140    Harbour Run LTD                     MentorOnTheLake,OH                       10.375%
21-47141    John E. Smith                       Lafayette, IN                            10.000%
21-47142    34th Street Properties Partnership  Gainsville, FL                            8.125%
21-47143    H-5 Inc.                            Alexandria, MN                           11.250%
21-47144    Turnquist, Inc.                     Brooklyn Park, MN                         8.875%
21-47147    Columbus Real Estate Co.            Hilliard, OH                              9.125%
21-47148    Turner Development Corporation      Orlando, FL                               9.375%
21-47149    Turner Development Corporation      Indialantic, FL                           9.375%
21-47150     Bircain Apartment Company LP       Gladstone, MO                             9.750%
21-47151     Pinecrest I                        Spokeane, WA                              9.875%
21-47152     Richard D. Fownes Trustee          Boston, MA                                9.750%
21-47153     Fox Run of Omaha, Inc.             Omaha, NE                                 9.750%
21-47154     Kenneth Grandberg Trustee          Randolph, MA                              9.750%
21-47155     VLM Partnership                    Overland Park, KS                         9.750%
21-47156     LT Limited Partnership             Lafayette, IN                            10.000%
21-47157     John A. Belanich                   Tampa, FL                                10.000%
21-47158     Grande Associates                  South River, NJ                           9.500%
21-47159     Grande Associates                  Marlton, NJ                               9.500%
21-47160     James Esshaki DBA                  Taylor MI                                10.000%
21-47162     York Creek #3 LTD DBA              Taylor MI                                 9.750%
21-47163     Bayrock Investment Company         Sarasota, FL                              9.375%
21-47164     K & M Hamilton Development Co.     Halmilton, OH                             9.625%
21-47165     Bowling Freen Partnership          Sussex, WI                                8.750%
21-47166     Colonial Estates Associates        Warrington, PA                            8.625%

                                                                              Part 2 -
                                                                    Interest earned on mortgages
                                                                    ----------------------------
                                                                                      Average
                                                                                    gross rate
                                                                     Interest      of interest
                                                                      due and      on mortgages
                                                                      accrued      held at end
                                                                     at end of      of period
Description (a)                                                      period (e)        (f)
- ---------------                                                     ------------  --------------
Over $500
Loan No.         Mortgagor                      Property Location
- --------         ---------                      -----------------
21-47167     Wilder Corp of Delaware            Ruskin, FL                                9.500%
21-47168     Wilder Corp of Delaware            Riverview, FL                             9.500%
21-47169     Franklin & Bonnie Kottshade        Rochester, MN                             9.000%
21-47170     Franklin & Bonnie Kottshade        Rochester, MN                             9.750%
21-47171     Desert Shadows Associates          Tucson, AZ                                8.750%
21-47172     Dial Reit Inc.                     Fremont, NE                               8.250%
21-47173     Cinram Associates                  Fairfield, NJ                             8.500%
21-47174     Grande Associates                  Deptford Twnsp, NJ                        8.875%
21-47177     Griffin Real Estate Fund II LP     Urbandale, IA                             8.375%
21-47178     Griffin Real Estate Fund II LP     Urbandale, IA                             8.375%
21-47179     Morrestown Office Center           Morrestown, NJ                            9.000%
21-47181     Westlake #1 Limited Partnership    Charlotte, NC                             8.250%
21-47182     Shagbark Limited Partnership       Kenosha, WI                               9.000%
21-47183     Cowne Point Ltd Partnership        Holland, MI                               9.250%
21-47184     Mcnab Commerce Center Association  Pompano Beach, FL                         9.000%
21-47186     Mack Edison Company                Edison, NJ                                8.000%
21-47187     Industrial Development Association Mebane, NC                                8.000%
21-47190     Dial Reit Inc.                     Davenport, IA                             8.000%
21-47191     SSC Associates Ltd Ptnshp          St. Clair Shores, MI                      8.125%
21-47192     Tree Trail Village Association     Norcross, GA                              8.250%
21-47193     ECPG (Peoria) Association          Glendale, AZ                              8.750%
21-47194     Briar Development Company          Tacoma, WA                                8.750%
21-47195     Tipotex Inc.                       Pharr, TX                                 9.125%
21-47196     Wilder Corporation                 Pharr, TX                                 9.125%
21-47197     Wilder Corporation                 Alamo, TX                                 9.125%
21-47198     Investors Real Estate Trust        Grand Forks, ND                           6.125%
21-47199     Warren and Kelso Company           Cheltenham Twsp, PA                       8.125%
21-47200     Mid-Country Trade Center           Vinita Park, FL                           7.875%
21-47201     Oakland Park Festival Ctr          Oakland Park, FL                          7.750%
21-47202     Lakewood West Ltd Partnership      Lakewood, CO                              7.750%
0-2013291    Ryan Equities                      Pantago, TX                              11.125%
0-2022301    Western Real Estate Fund, Inc.     Pasadena, TX                              9.750%
0-3013979    Main Motor Sales Co.               Anoka, MN                                 9.875%
0-3027654    DFB Associates                     Costa Mesa, CA                            9.500%
0-3031967    Special Partnership                St. Anthony, MN                           9.250%
0-4020251    National Income Realty Trust       Miami, FL                                 9.500%
                                                                                    ------------
                                                                                          9.055%
                                                                                    ------------
Total Other                                                                               9.055%
                                                                                    ------------
Total First Mortgage Loans on Real Estate                                                 9.055%
                                                                                    ============

Part 3 - Location of mortgaged properties
- -----------------------------------------
($ in thousands)
                                                   Amount of principal
                                                 unpaid at end of period
                                                 -----------------------
                                       Carrying                  Subject
     State in                         amount of                    to        Amount of
 which mortgaged   Number     Prior   mortgages                delinquent    mortgages
     property        of       liens   (c), (g),                 interest       being
    is located      loans      (b)   (h) and (i)     Total         (d)      foreclosed
- ---------------    -------    -----   ----------  -----------  -----------  ----------
Arizona                  2               12,914       12,914
California               3                2,330        2,330
Colorado                 1                4,479        4,479
Florida                 13               52,201       52,201        1,648        1,648
Georgia                  2                7,124        7,124
Indiana                  2                9,046        9,046
Iowa                     3                9,812        9,812
Kansas                   1                2,929        2,929
Louisiana                2                    4            4            4            4
Massachusetts            2                7,013        7,013
Michigan                 4               20,717       20,717
Minnesota               23               29,120       29,370           31
Missouri                 2                6,997        6,997
Nebraska                 2                5,637        5,637
New Jersey               7               31,063       31,063
North Carolina           2                5,655        5,655
North Dakota             1                4,432        4,432
Ohio                     4               21,206       21,206
Oklahoma                 3                1,870        1,870
Pennsylvania             2                9,443        9,443
South Dakota             1                  412          412
Texas                   15               18,136       20,536
Virginia                 1                  678          678
Washington               2                5,605        5,605
Wisconsin                4               13,042       13,042
                    ------           ----------   ----------    ---------    ---------
Total                  104              281,865      284,515        1,683        1,652
                    ======           ==========   ==========    =========    =========

NOTES:

(a)  The classification "residential" includes single dwellings only.
          business".

(b) Real estate taxes and easements, which in the opinion of the Company are not undue burden on the properties, have been excluded from the determination of "prior liens".

(c) In this schedule III, carrying amount of mortgage loans represents unpaid principal balances plus unamortized premiums less unamortized dicounts and allowance for loss.

(d) Interest in arrears for less than three months has been disregarded in computing the total amount of principal subject to delinquent interest. The amounts of mortgage loans being forclosed are also included in amounts subject to delinquent interest.

(e) Information as to interest due and accrued at the end of the period is shown by type of mortgage loan. Information as to interest due and accrued for the various classes within the types of mortgage loans is not readily available and the obtaining thereof would involve unreasonable effort and expense.

     The Company does not accrue interest on loans which are over three months delinquent.

(f) Information as to interest income by type and class of loan has been omitted because it is not readily available and the obtaining thereof would involve unreasonable effort and expense. In lieu thereof, the average gross interest rates (exclusive of amort-tization of discounts and premiums) on mortgage loans held at December 31, 1993 are shown by type and class of loan.

     The average gross interest rates on mortgage loans held at December 31, 1993, 1992 and 1991 are summarized as follows:

                                              1993      1992      1991
     First mortgages:                        -----     -----     -----
          Insured by Federal Housing
            Administration                   7.076%    5.817%    5.765%
          Partially guaranteed under
            Servicemen's Readjustment
            Act of 1944, as amended          8.000     6.719     6.447
          Other                              9.055     9.282     9.628
                                             -----     -----     -----

                Combined average             9.055%    9.207%    9.433%
                                             =====     =====     =====

(g) Following is a reconciliation of the carrying amount of mortgage loans for the years ended December 31, 1993, 1992 and 1991.

                                       1993          1992          1991
                                       ----          ----          ----
     [S]                          [C]           [C]           [C]
     Balance at beginning
       of period                  $  233,796    $  145,055    $   96,083
     Additions during period:
       New loans acquired:
         Nonaffiliated
           companies                  59,183        98,314        61,990
       Allowance for loss
         transferred to
           real estate                   530           350             0
       Allowance for loss
           real estate                   220             0             0
       Amortization of
         discount/premium                 90            61           129
                                  ----------    ----------     ----------
             Total additions          60,023        98,725        62,119
                                  ----------    ----------    ----------
                                     293,819       243,780       158,202
                                  ----------    ----------    ----------
     Deductions during period:
       Collections of
         principal                     5,908         9,484        12,147
       Cost of mortgages sold          6,046             0             0
       Allowance for loss                  0           500           782
       Writeoff                            0             0           218
                                  ----------    ----------    ----------
           Total deductions           11,954         9,984        13,147
                                  ----------    ----------    ----------
      Balance at end of
       period                     $  281,865    $  233,796    $  145,055
                                  ==========    ==========    ==========

(h) The aggregate cost of mortgage loans for federal income tax purposes at December 31, 1993 was $282,865.

(i) At December 31, 1993, an allowance for loss of $961 is recorded to reduce the carrying value of conventional loans since evidence indicates that a loss is likely to occur.

PAGE 69

IDS CERTIFICATE COMPANY                                                              SCHEDULE V
Qualified Assets on Deposit
December 31, 1993
($ thousands)

                                  Investments in Securities
                                  -------------------------
                                    Bonds and                 Mortgage
                                      Notes      Stocks         Loans      Other
      Name of Depositary               (a)         (b)           (c)        (d)         Total
      ------------------           -----------  ----------    --------    --------   ----------
Deposits with states or their de-
  positaries to meet requirements
  of statutes and agreements:

    Illinois - Secretary of
      State of Illinois             $       52  $        0    $      0   $       0   $       52

    New Jersey - Commissioner
      of Banking and Insurance
      of New Jersey                        100           0           0           0          100


    Pennsylvania - Treasurer
      of the State of
      Pennsylvania                         150           0           0           0          150


    Texas - Treasurer of the
      State of Texas                       119           0           0           0          119
                                    ----------  ----------    --------   ---------   ----------
    Total deposits with states
      or their depositaries to
      meet requirements of
      statues and agreements               421           0           0           0          421

Central depositary - IDS Bank &
  Trust                              1,701,108     799,262     276,710      37,473    2,814,553
                                    ----------  ----------    --------   ---------   ----------
    Total                           $1,701,529  $  799,262    $276,710   $  37,473   $2,814,974
                                    ==========  ==========    ========   =========   ==========
  Notes:
  (a)  Represents amortized cost of bonds and notes.
  (b)  Represents average cost of individual issues of stocks.
  (c)  Represents unpaid principal balance of mortgage loans less unamortized discounts and reserve for losses.
  (d)  Represents amortized cost of interest rate caps of $24,809 and amortized cost of purchased call options of $12,664.

PAGE 70

IDS CERTIFICATE COMPANY                                SCHEDULE IX
Supplementary Profit and Loss Information
Three Years ended December 31, 1993
($ thousands)

                                                Total - All charged
                                              to investment expense
                                              ---------------------
                   Item                        1993    1992    1991
                   ----                        ----    ----    ----
l.  Legal expenses, including those in
      connection with any matter, measure or
      proceeding before legislative bodies,
      officers or government departments:

         Paid to IDS Financial Services Inc.
            for services rendered by its
            law department                      $ 0     $ 0     $ 0

            Paid to others                        0       0       7

2.  Advertising and publicity (note a)            0       0       0

3.  Sales promotion (note a)                      0       0       0

4. Payments directly or indirectly to trade associations and service organizations and contributions to other organizations:

              Direct payments                      0      0       0

              Indirect payments - included in pro
                  rata share of general office
                  expenses paid to IDS Financial
                  Services Inc.                   29     37      37





Note:
     (a) Under the terms of underwriting agreements with IDS Financial Services Inc. (IDS) in effect during the year ended December 31, 1993, IDS agrees to pay for all costs of advertising of IDSC, its business or operations, and the investment certificates; no such expenses were paid by IDSC during that period. Likewise, IDSC has made no direct payments for sales promotion during that period.

PAGE 71

                                                                                             Schedule XI
IDS CERTIFICATE COMPANY
Certificate Reserves

Part 1 - Summary of Changes

Year ended December 31, 1993                                          Balance at beginning of period
($ in thousands)                                                  --------------------------------------
                                                                    Number
                                                                      of
                                                    Yield          accounts       Amount
                                                 to maturity         with           of          Amount
                                                on an annual       security      maturity         of
Description                                     payment basis      holders        value        reserves
- -----------                                     -------------     ----------    ----------    ----------
Installment certificates:
Reserves to mature:
Series 15, includes extended maturities       2.40 Inst/2.50 Ext.           2  $         10             3
  "    20,     "        "        "            2.52 Inst/2.50 Ext.         342         4,413         3,974
  "    15A,    "        "        "            2.66 Inst/3.04 Ext.         193         2,729         2,279
  "    22A,    "        "        "                   3.09               4,050        62,631        48,517
  "    I-76,   "        "        "                   3.35               1,611        38,701        12,557
  "    Reserve Plus Flexible Payment               (note a)             2,673        26,975        13,050
  "    IC-Q-Installment                            (note a)             2,704        29,066        11,687
  "    IC-Q-Ins                                    (note a)            62,152       901,920       226,172
  "    IC-Q-Ins Emp                                (note a)               377         5,526         1,117
  "    IC-1                                        (note a)            14,285        26,682         9,177
  "    IC-1-Emp                                    (note a)               178           448           112
  "    RP-Q-Installment                            (note a)             2,584        38,607        17,327
  "    RP-Q-Flexible Payment                       (note a)               313         5,618         1,876
  "    RP-Q-Ins                                    (note a)             1,848        45,648        10,175
  "    RP-Q-Ins Emp                                (note a)                11           603            23
  "    RP-1                                        (note a)               175           622           287
  "    RP-1-Emp                                    (note a)                 0             0             0
                                                                   ----------    ----------    ----------
Total                                                                  93,498     1,190,199       358,333
                                                                   ----------    ----------    ----------
Payments made in advance of certificate
year requirements and accrued interest
thereon:
Series 15, includes extended maturities                2              Not           Not                 1
  "    20,     "        "        "                     2            Readily      Applicable           167
  "    15A,    "        "        "                     3           Available                           70
  "    22A,    "        "        "                     3                                            1,625
  "    I-76,   "        "        "                    3.5                                             414
                                                                                               ----------
Total                                                                                               2,277
                                                                                               ----------
/TABLE
PAGE 72

                                                                                Additions
                                                                 ---------------------------------------
                                                                                                Charged
                                                    Yield          Charged       Reserve       to other
                                                 to maturity      to profit    payments by     accounts
                                                on an annual       and loss    certificate       (per
                                                payment basis     or income      holders       part 2)
Description                                     -------------     ----------   -----------    ----------
- -----------
Installment certificates:
Reserves to mature:
Series 15, includes extended maturities       2.40 Inst/2.50 Ext.           0             0             0
  "    20,     "        "        "            2.52 Inst/2.50 Ext.         102            28            54
  "    15A,    "        "        "            2.66 Inst/3.04 Ext.          62            51           168
  "    22A,    "        "        "                   3.09               1,477         1,054         2,996
  "    I-76,   "        "        "                   3.35                 407           633           115
  "    Reserve Plus Flexible Payment               (note a)                 0         1,186           279
  "    IC-Q-Installment                            (note a)                 0         1,334           322
  "    IC-Q-Ins                                    (note a)                 0        64,456         6,322
  "    IC-Q-Ins Emp                                (note a)                 0           370            41
  "    IC-1                                        (note a)                 0        40,556           716
  "    IC-1-Emp                                    (note a)                 0           457            10
  "    RP-Q-Installment                            (note a)                 0           262           367
  "    RP-Q-Flexible Payment                       (note a)                 0           190            54
  "    RP-Q-Ins                                    (note a)                 0         2,486           282
  "    RP-Q-Ins Emp                                (note a)                 0             8             1
  "    RP-1                                        (note a)                 0           938            19
  "    RP-1-Emp                                    (note a)                 0             8             0
                                                                   ----------   -----------    ----------
Total                                                                   2,048       114,017        11,746
                                                                   ----------   -----------    ----------
Payments made in advance of certificate
year requirements and accrued interest
thereon:
Series 15, includes extended maturities                2                    0             0             0
  "    20,     "        "        "                     2                    6            25             6
  "    15A,    "        "        "                     3                    3            28            13
  "    22A,    "        "        "                     3                   62           459           114
  "    I-76,   "        "        "                    3.5                  19            66            10
                                                                   ----------   -----------    ----------
Total                                                                      90           578           143
                                                                   ----------   -----------    ----------
/TABLE
PAGE 73

                                                                                 Deductions
                                                                  ---------------------------------------
                                                                                                 Credited
                                                     Yield                          Cash        to other
                                                  to maturity                    surrenders     accounts
                                                 on an annual                     prior to        (per
Description                                      payment basis     Maturities     maturity      part 2)
- -----------                                      -------------     ----------    ----------    ----------
Installment certificates:
Reserves to mature:
Series 15, includes extended maturities        2.40 Inst/2.50 Ext.           0             0             0
  "    20,     "        "        "             2.52 Inst/2.50 Ext.         351           214         1,123
  "    15A,    "        "        "             2.66 Inst/3.04 Ext.          62            97           641
  "    22A,    "        "        "                    3.09               2,282         2,689         7,000
  "    I-76,   "        "        "                    3.35                   0         1,743           318
  "    Reserve Plus Flexible Payment                (note a)             5,818         3,027            60
  "    IC-Q-Installment                             (note a)                 0         4,145             7
  "    IC-Q-Ins                                     (note a)                 0        85,576             0
  "    IC-Q-Ins Emp                                 (note a)                 0           355             0
  "    IC-1                                         (note a)                 0         4,368             0
  "    IC-1-Emp                                     (note a)                 0           203             0
  "    RP-Q-Installment                             (note a)             5,280         3,664           188
  "    RP-Q-Flexible Payment                        (note a)                 0           443             0
  "    RP-Q-Ins                                     (note a)                 0         3,800             0
  "    RP-Q-Ins Emp                                 (note a)                 0             6             0
  "    RP-1                                         (note a)                 0            83             0
  "    RP-1-Emp                                     (note a)                 0             2             0
                                                                    ----------    ----------    ----------
Total                                                                   13,793       110,415         9,337
                                                                    ----------    ----------    ----------
Payments made in advance of certificate
year requirements and accrued interest
thereon:
Series 15, includes extended maturities                 2                    0             0             0
  "    20,     "        "        "                      2                   10             5            76
  "    15A,    "        "        "                      3                    3             4            53
  "    22A,    "        "        "                      3                   63            92           736
  "    I-76,   "        "        "                     3.5                   0            55            48
                                                                    ----------    ----------    ----------
Total                                                                       76           156           913
                                                                    ----------    ----------    ----------
/TABLE
PAGE 74

                                                                        Balance at close of period
                                                                  ---------------------------------------
                                                                     Number
                                                                       of
                                                     Yield          accounts       Amount
                                                  to maturity         with           of          Amount
                                                 on an annual       security      maturity         of
Description                                      payment basis      holders        value        reserves
- -----------                                      -------------    -----------    ----------    ----------
Installment certificates:
Reserves to mature:
Series 15, includes extended maturities       2.40 Inst/2.50 Ext.           2            10             3
  "    20,     "        "        "            2.52 Inst/2.50 Ext.         210         2,686         2,470
  "    15A,    "        "        "            2.66 Inst/3.04 Ext.         145         2,019         1,760
  "    22A,    "        "        "                   3.09               3,278        53,014        42,073
  "    I-76,   "        "        "                   3.35               1,383        32,777        11,651
  "    Reserve Plus Flexible Payment               (note a)             1,125        11,612         5,610
  "    IC-Q-Installment                            (note a)             2,100        22,470         9,191
  "    IC-Q-Ins                                    (note a)            46,692       664,245       211,374
  "    IC-Q-Ins Emp                                (note a)               282         4,145         1,173
  "    IC-1                                        (note a)            31,001       570,314        46,081
  "    IC-1-Emp                                    (note a)               256         5,794           376
  "    RP-Q-Installment                            (note a)             1,305        19,178         8,824
  "    RP-Q-Flexible Payment                       (note a)               254         4,777         1,677
  "    RP-Q-Ins                                    (note a)             1,339        31,825         9,143
  "    RP-Q-Ins Emp                                (note a)                10           567            26
  "    RP-1                                        (note a)               320        11,269         1,161
  "    RP-1-Emp                                    (note a)                 3           672             6
                                                                   ----------   -----------    ----------
Total                                                                  89,705     1,437,374       352,599
                                                                   ----------   -----------    ----------
Payments made in advance of certificate
year requirements and accrued interest
thereon:
Series 15, includes extended maturities                2              Not           Not                 1
  "    20,     "        "        "                     2            Readily      Applicable           113
  "    15A,    "        "        "                     3           Available                           54
  "    22A,    "        "        "                     3                                            1,369
  "    I-76,   "        "        "                    3.5                                             406
                                                                                               ----------
Total                                                                                               1,943
                                                                                               ----------
/TABLE
PAGE 75

                                                                           Balance at beginning of period
                                                                   --------------------------------------
                                                                     Number
                                                                       of
                                                     Yield          accounts       Amount
                                                  to maturity         with           of          Amount
                                                 on an annual       security      maturity         of
Description                                      payment basis      holders        value        reserves
- -----------                                      -------------     ----------    ----------    ----------
Additional credits and accrued interest
thereon:
Series 15, includes extended maturities               2.5                                               0
  "    20,     "        "        "                    2.5             Not           Not               951
  "    15A,    "        "        "                     3            Readily      Applicable           411
  "    22A,    "        "        "                     3           Available                        9,683
  "    I-76,   "        "        "                    3.5                                           2,820
  "    Reserve Plus Flexible Payment               (note a)                                             0
  "    IC-Q-Installment                            (note a)                                             0
  "    IC-Q-Ins                                    (note a)                                             0
  "    IC-Q-Ins Emp                                (note a)                                             0
  "    IC-1                                        (note a)                                            12
  "    IC-1-Emp                                    (note a)                                             0
  "    RP-Q-Installment                            (note a)                                             0
  "    RP-Q-Flexible Payment                       (note a)                                             0
  "    RP-Q-Ins                                    (note a)                                             0
  "    RP-Q-Ins Emp                                (note a)                                             0
  "    RP-1                                        (note a)                                             0
  "    RP-1-Emp                                    (note a)                                             0
                                                                                               ----------
Total                                                                                              13,877
                                                                                               ----------
Reserve for accrued extra contribution 3rd year                                                     2,581
Reserve for accrued extra contribution 6th year                                                       914
Accrued interest on reserves in default I-76          3.5                                               3
Reserve for additional credits to be allowed                          Not           Not
Installment Certificates-Special Additional                         Readily      Applicable
Credits I-76                                                       Available                            0
Accrued for additional credits to be allowed at
next anniversary                                                                                      707
Reserve for death and disability refund options                                                         0
Reserve for reconversion of paid-up certificates                                                       50
                                                                                               ----------
Total installment certificates                                                                    378,742
                                                                                               ----------
/TABLE
PAGE 76

                                                                                 Additions
                                                                  ---------------------------------------
                                                                                                 Charged
                                                     Yield          Charged       Reserve       to other
                                                  to maturity      to profit    payments by     accounts
                                                 on an annual       and loss    certificate       (per
Description                                      payment basis     or income      holders       part 2)
- -----------                                      -------------     ----------   -----------    ----------
Additional credits and accrued interest
thereon:
  "    15, includes extended maturities               2.5                   0                           0
  "    20,     "        "        "                    2.5                  17       Not                68
  "    15A,    "        "        "                     3                   10    Applicable            65
  "    22A,    "        "        "                     3                  263                       1,452
  "    I-76,   "        "        "                    3.5                  95                         343
  "    Reserve Plus Flexible Payment               (note a)               280                           0
  "    IC-Q-Installment                            (note a)               323                           0
  "    IC-Q-Ins                                    (note a)             6,324                           0
  "    IC-Q-Ins Emp                                (note a)                41                           0
  "    IC-1                                        (note a)               752                           0
  "    IC-1-Emp                                    (note a)                10                           0
  "    RP-Q-Installment                            (note a)               367                           0
  "    RP-Q-Flexible Payment                       (note a)                54                           0
  "    RP-Q-Ins                                    (note a)               282                           0
  "    RP-Q-Ins Emp                                (note a)                 1                           0
  "    RP-1                                        (note a)                20                           0
  "    RP-1-Emp                                    (note a)                 0                           0
                                                                   ----------                  ----------
Total                                                                   8,839                       1,928
                                                                   ----------                  ----------
Reserve for accrued extra contribution 3rd year                         4,238        (1,817)            0
Reserve for accrued extra contribution 6th year                           577          (715)            0
Accrued interest on reserves in default I-76          3.5                  10             0             1
Reserve for additional credits to be allowed
Installment Certificates-Special Additional
Credits I-76                                                                0             0             0
Accrued for additional credits to be allowed at
next anniversary                                                          916             0             0
Reserve for death and disability refund options                             0             0             0
Reserve for reconversion of paid-up certificates                            6             0             0
                                                                   ----------   -----------    ----------
Total installment certificates                                         16,724       112,063        13,818
                                                                   ----------   -----------    ----------
/TABLE
PAGE 77

                                                                                 Deductions
                                                                  ---------------------------------------
                                                                                                Credited
                                                     Yield                          Cash        to other
                                                  to maturity                    surrenders     accounts
                                                 on an annual                     prior to        (per
Description                                      payment basis     Maturities     maturity      part 2)
- -----------                                      -------------     ----------   -----------    ----------
Additional credits and accrued interest
thereon:
Series 15, includes extended maturities               2.5                   0             0             0
  "    20,     "        "        "                    2.5                  93            55           287
  "    15A,    "        "        "                     3                   14            17           127
  "    22A,    "        "        "                     3                  541           551         1,543
  "    I-76,   "        "        "                    3.5                   0           384            60
  "    Reserve Plus Flexible Payment               (note a)                 0             0           280
  "    IC-Q-Installment                            (note a)                 0             0           323
  "    IC-Q-Ins                                    (note a)                 0             0         6,324
  "    IC-Q-Ins Emp                                (note a)                 0             0            41
  "    IC-1                                        (note a)                 0             0           715
  "    IC-1-Emp                                    (note a)                 0             0            10
  "    RP-Q-Installment                            (note a)                 0             0           367
  "    RP-Q-Flexible Payment                       (note a)                 0             0            54
  "    RP-Q-Ins                                    (note a)                 0             0           282
  "    RP-Q-Ins Emp                                (note a)                 0             0             1
  "    RP-1                                        (note a)                 0             0            19
  "    RP-1-Emp                                    (note a)                 0             0             0
                                                                   ----------    ----------    ----------
Total                                                                     648         1,007        10,433
                                                                   ----------    ----------    ----------
Reserve for accrued extra contribution 3rd year                             0             0             0
Reserve for accrued extra contribution 6th year                             0             0             0
Accrued interest on reserves in default I-76          3.5                   0             2             9
Reserve for additional credits to be allowed
Installment Certificates-Special Additional
Credits I-76                                                                0             0             0
Accrued for additional credits to be allowed at
next anniversary                                                            0             0         1,352
Reserve for death and disability refund options                             0             0             0
Reserve for reconversion of paid-up certificates                            0             0             5
                                                                   ----------    ----------    ----------
Total installment certificates                                         14,517       111,580        22,049
                                                                   ----------    ----------    ----------
/TABLE

PAGE 78

                                                                        Balance at close of period
                                                                  ---------------------------------------
                                                                     Number
                                                                       of
                                                     Yield          accounts       Amount
                                                  to maturity         with           of          Amount
                                                 on an annual       security      maturity         of
Description                                      payment basis      holders        value        reserves
- -----------                                      -------------    -----------    ----------    ----------
Additional credits and accrued interest
thereon:
Series 15, includes extended maturities               2.5                                               0
  "    20,     "        "        "                    2.5             Not           Not               601
  "    15A,    "        "        "                     3            Readily      Applicable           328
  "    22A,    "        "        "                     3           Available                        8,763
  "    I-76,   "        "        "                    3.5                                           2,814
  "    Reserve Plus Flexible Payment               (note a)                                             0
  "    IC-Q-Installment                            (note a)                                             0
  "    IC-Q-Ins                                    (note a)                                             0
  "    IC-Q-Ins Emp                                (note a)                                             0
  "    IC-1                                        (note a)                                            49
  "    IC-1-Emp                                    (note a)                                             0
  "    RP-Q-Installment                            (note a)                                             0
  "    RP-Q-Flexible Payment                       (note a)                                             0
  "    RP-Q-Ins                                    (note a)                                             0
  "    RP-Q-Ins Emp                                (note a)                                             0
  "    RP-1                                        (note a)                                             1
  "    RP-1-Emp                                    (note a)                                             0
                                                                                              -----------
Total                                                                                              12,556
                                                                                              -----------

Reserve for accrued extra contribution 3rd year                                                     5,002
Reserve for accrued extra contribution 6th year                                                       776
Accrued interest on reserves in default I-76          3.5                                               3
Reserve for additional credits to be allowed
Installment Certificates-Special Additional                           Not           Not
Credits I-76                                                        Readily      Applicable             0
Accrued for additional credits to be allowed at                    Available
next anniversary                                                                                      271
Reserve for death and disability refund options                                                         0
Reserve for reconversion of paid-up certificates                                                       51
                                                                                              -----------
Total installment certificates                                                                    373,201
                                                                                              -----------
/TABLE

PAGE 79

                                                                       Balance at beginning of period
                                                                   --------------------------------------
                                                                     Number
                                                                       of
                                                     Yield          accounts       Amount
                                                  to maturity         with           of          Amount
                                                 on an annual       security      maturity         of
Description                                      payment basis      holders        value        reserves
- -----------                                      -------------     ----------    ----------    ----------
Fully paid certificates:
Single-payment certificates:
SP 74                                                 3.5                 430         4,139         3,857
SP 75                                                 3.5               2,622        26,550        24,224
SP 76                                                 3.5                 656         5,603         4,910
SP 77                                                 3.5                 795         5,685         4,828
SP 78                                                 3.5                 873         7,256         5,964
SP 79                                                 3.5               1,025         8,217         6,539
SP 80                                                 3.5               1,013         8,384         6,431
SP 81A                                                3.5                 955         6,982         5,162
SP 82A                                                3.5               1,038        10,832         7,750
SP 82B                                                3.5               1,997        21,743        15,392
SP 83A                                                3.5                 322         2,928         2,043
SP 83B                                                3.5                 719         7,629         5,235
IC-2-84                                               3.5               3,666        41,689        27,651
IC-2-85                                               3.5               1,841        23,501        19,406
IC-2-86                                               3.5                 920        12,884         9,553
IC-2-87                                               3.5               1,255        19,503        13,536
IC-2-88                                               3.5               2,288        40,172       25,202
Reserve Plus Single Payment                        (note a)             2,954        15,045        22,348
Cash Reserve Single Payment                        (note b)               110           482           507
IC-Flexible Savings (formerly Variable Term)       (note d)            65,005       561,514       633,067
IC-Flexible Savings Emp (formerly Variable Term)   (note d)             1,787        19,015        21,258
IC-Investors                                       (note d)               317       315,666       327,862
IC-Special Deposits                                (note d)                23        29,672        30,349
IC-1-84                                            (note c)               206         1,102         1,426
Cash Reserve Variable Payment                      (note b)             1,439         7,499         9,492
Cash Reserve Variable Payment-3mo.                 (note e)            46,617       297,951       313,389
IC-Future Value                                    (note f)             8,336        74,528        74,528
IC-Future Value Emp                                (note f)               166         1,191         1,192
IC-Stock Market                                    (note g)            20,743       385,034       389,142
                                                                   ----------    ----------    ----------
Total                                                                 170,118     1,962,396     2,012,243
                                                                   ----------    ----------    ----------
/TABLE
PAGE 80

                                                                                 Additions
                                                                  ---------------------------------------
                                                                                                 Charged
                                                     Yield          Charged       Reserve       to other
                                                  to maturity      to profit    payments by     accounts
                                                 on an annual       and loss    certificate       (per
Description                                      payment basis     or income      holders       part 2)
- -----------                                      -------------     ----------   -----------    ----------
Fully paid certificates:
Single-payment certificates:
SP 74                                                 3.5                 128             0             0
SP 75                                                 3.5                 811             0             0
SP 76                                                 3.5                 162             0             0
SP 77                                                 3.5                 156             0             0
SP 78                                                 3.5                 197             0             0
SP 79                                                 3.5                 217             0             0
SP 80                                                 3.5                 208             0             0
SP 81A                                                3.5                 161             0             0
SP 82A                                                3.5                 241             0             0
SP 82B                                                3.5                 430             0             0
SP 83A                                                3.5                  63             0             0
SP 83B                                                3.5                 152             0             0
IC-2-84                                               3.5                 783             0             0
IC-2-85                                               3.5                   0             0           849
IC-2-86                                               3.5                   0             0           402
IC-2-87                                               3.5                   0             0           567
IC-2-88                                               3.5                   0             0         1,072
Reserve Plus Single Payment                        (note a)                 0            21           540
Cash Reserve Single Payment                        (note b)                 0             0            12
IC-Flexible Savings (formerly Variable Term)       (note d)                 0       175,315        21,325
IC-Flexible Savings Emp (formerly Variable Term)   (note d)                 0         4,218           862
IC-Investors                                       (note d)                 0       180,911         8,769
IC-Special Deposits                                (note d)                 0         8,368           756
IC-1-84                                            (note c)                 0             0            76
Cash Reserve Variable Payment                      (note b)                 0         1,141           229
Cash Reserve Variable Payment-3mo.                 (note e)                 0       312,948         8,693
IC-Future Value                                    (note f)                 0         9,877             0
IC-Future Value Emp                                (note f)                 0           161             0
IC-Stock Market                                    (note g)                 0       131,537        25,269
                                                                   ----------   -----------    ----------
Total                                                                   3,709       824,497        69,421
                                                                   ----------   -----------    ----------
/TABLE
PAGE 81

                                                                                  Deductions
                                                                   ---------------------------------------
                                                                                                  Credited
                                                      Yield                          Cash        to other
                                                   to maturity                    surrenders     accounts
                                                  on an annual                     prior to        (per
Description                                       payment basis     Maturities     maturity      part 2)
- -----------                                       -------------     ----------    ----------    ----------
Fully paid certificates:
Single-payment certificates:
SP 74                                                  3.5                   0           328            82
SP 75                                                  3.5                   0         1,413           571
SP 76                                                  3.5                   0           670            24
SP 77                                                  3.5                   0           748             4
SP 78                                                  3.5                   0           763             0
SP 79                                                  3.5                   0           815            41
SP 80                                                  3.5                   0           913             0
SP 81A                                                 3.5                   0         1,257             0
SP 82A                                                 3.5                   0         2,407            38
SP 82B                                                 3.5                   0         5,392            14
SP 83A                                                 3.5                   0           507             0
SP 83B                                                 3.5                   0         1,692            45
IC-2-84                                                3.5                   0         9,421            46
IC-2-85                                                3.5                   0         6,324            30
IC-2-86                                                3.5                   0         2,946             0
IC-2-87                                                3.5                   0         4,482           146
IC-2-88                                                3.5                   0         8,311            70
Reserve Plus Single Payment                         (note a)                 0         6,891            17
Cash Reserve Single Payment                         (note b)                 0           151             0
IC-Flexible Savings (formerly Variable Term)        (note d)                 0       345,989             0
IC-Flexible Savings Emp (formerly Variable Term)    (note d)                 0         9,533             0
IC-Investors                                        (note d)                 0       248,121             0
IC-Special Deposits                                 (note d)                 0        21,362             0
IC-1-84                                             (note c)                 0           370             0
Cash Reserve Variable Payment                       (note b)                 0         3,558             0
Cash Reserve Variable Payment-3mo.                  (note e)             8,828       351,291             0
IC-Future Value                                     (note f)                81         3,251             0
IC-Future Value Emp                                 (note f)                 0            16             0
IC-Stock Market                                     (note g)                 0       197,593             0
                                                                    ----------    ----------    ----------
Total                                                                    8,909     1,236,515         1,128
                                                                    ----------    ----------    ----------
/TABLE
PAGE 82

                                                                         Balance at close of period
                                                                   ---------------------------------------
                                                                      Number
                                                                        of
                                                      Yield          accounts       Amount
                                                   to maturity         with           of          Amount
                                                  on an annual       security      maturity         of
Description                                       payment basis      holders        value        reserves
- -----------                                       -------------    -----------    ----------    ----------
Fully paid certificates:
Single-payment certificates:
SP 74                                                  3.5                 399         3,706         3,575
SP 75                                                  3.5               2,449        24,410        23,051
SP 76                                                  3.5                 596         4,826         4,378
SP 77                                                  3.5                 693         4,814         4,232
SP 78                                                  3.5                 780         6,345         5,398
SP 79                                                  3.5                 916         7,163         5,900
SP 80                                                  3.5                 874         7,214         5,726
SP 81A                                                 3.5                 756         5,310         4,066
SP 82A                                                 3.5                 741         7,488         5,546
SP 82B                                                 3.5               1,415        14,223        10,416
SP 83A                                                 3.5                 247         2,214         1,599
SP 83B                                                 3.5                 518         5,139         3,650
IC-2-84                                                3.5               2,544        27,624        18,967
IC-2-85                                                3.5               1,324        16,134        13,901
IC-2-86                                                3.5                 667         9,011         7,009
IC-2-87                                                3.5                 863        13,110         9,475
IC-2-88                                                3.5               1,629        27,321        17,893
Reserve Plus Single Payment                         (note a)             2,190        10,855        16,001
Cash Reserve Single Payment                         (note b)                83           350           368
IC-Flexible Savings (formerly Variable Term)        (note d)            58,048       433,770       483,718
IC-Flexible Savings Emp (formerly Variable Term)    (note d)             1,446        14,944        16,805
IC-Investors                                        (note d)               254       261,159       269,421
IC-Special Deposits                                 (note d)                13        17,436        18,111
IC-1-84                                             (note c)               168           905         1,132
Cash Reserve Variable Payment                       (note b)             1,118         2,789         7,304
Cash Reserve Variable Payment-3mo.                  (note e)            44,436       272,413       283,739
IC-Future Value                                     (note f)             7,702        72,326        72,326
IC-Future Value Emp                                 (note f)               169         1,256         1,256
IC-Stock Market                                     (note g)            28,736       335,821       348,355
                                                                    ----------   -----------   -----------
Total                                                                  161,774     1,610,076     1,663,318
                                                                    ----------   -----------   -----------
/TABLE
PAGE 83

                                                                        Balance at beginning of period
                                                                    --------------------------------------
                                                                      Number
                                                                        of
                                                      Yield          accounts       Amount
                                                   to maturity         with           of          Amount
                                                  on an annual       security      maturity         of
Description                                       payment basis      holders        value        reserves
- -----------                                       -------------     ----------    ----------    ----------
Additional credits and accrued interest thereon:
SP 74                                                  3.5          Applicable    Applicable         4,121
SP 75                                                  3.5                                          26,098
SP 76                                                  3.5                                           5,258
SP 77                                                  3.5                                           4,746
SP 78                                                  3.5                                           5,303
SP 79                                                  3.5                                           5,332
SP 80                                                  3.5                                           4,937
SP 81A                                                 3.5                                           3,313
SP 82A                                                 3.5                                           4,902
SP 82B                                                 3.5                                           9,055
SP 83A                                                 3.5                                             897
SP 83B                                                 3.5                                           2,194
IC-2-84                                                3.5                                          11,884
IC-2-85                                                3.5                                             352
IC-2-86                                                3.5                                             153
IC-2-87                                                3.5                                             215
IC-2-88                                                3.5                                             431
Reserve Plus Single Payment                         (note a)                                             0
Cash Reserve Single Payment                         (note b)                                             0
IC-Flexible Savings (formerly Variable Term)        (note d)                                         1,255
IC-Flexible Savings Emp (formerly Variable Term)    (note d)                                            48
IC-Investors                                        (note d)                                           406
IC-Special Deposits                                 (note d)                                            21
IC-1-84                                             (note c)                                            46
Cash Reserve Variable Payment                       (note b)                                             0
Cash Reserve Variable Payment-3mo.                  (note e)                                           386
IC-Future Value                                     (note f)                                        19,476
IC-Future Value Emp                                 (note f)                                           210
IC-Stock Market                                     (note g)                                         8,106
                                                                                               -----------
Total                                                                                              119,145
                                                                                               -----------
/TABLE
PAGE 84

                                                                                  Additions
                                                                   ---------------------------------------
                                                                                                  Charged
                                                      Yield          Charged       Reserve       to other
                                                   to maturity      to profit    payments by     accounts
                                                  on an annual       and loss    certificate       (per
Description                                       payment basis     or income      holders       part 2)
- -----------                                       -------------     ----------   -----------    ----------
Additional credits and accrued interest thereon:
SP 74                                                 3.5                 142             0           167
SP 75                                                 3.5                 889             0           986
SP 76                                                 3.5                 178             0           262
SP 77                                                 3.5                 157             0           229
SP 78                                                 3.5                 180             0           273
SP 79                                                 3.5                 182             0           257
SP 80                                                 3.5                 165             0           264
SP 81A                                                3.5                 105             0            97
SP 82A                                                3.5                 154             0           108
SP 82B                                                3.5                 260             0           283
SP 83A                                                3.5                  29             0            36
SP 83B                                                3.5                  66             0            73
IC-2-84                                               3.5                 345             0           419
IC-2-85                                               3.5                 581             0             0
IC-2-86                                               3.5                 294             0             0
IC-2-87                                               3.5                 400             0             0
IC-2-88                                               3.5                 751             0             0
Reserve Plus Single Payment                        (note a)               540             0             0
Cash Reserve Single Payment                        (note b)                12             0             0
IC-Flexible Savings (formerly Variable Term)       (note d)            25,869             0             0
IC-Flexible Savings Emp (formerly Variable Term)   (note d)             1,014             0             0
IC-Investors                                       (note d)             9,749             0             0
IC-Special Deposits                                (note d)               882             0             0
IC-1-84                                            (note c)                59             0          (12)
Cash Reserve Variable Payment                      (note b)               243             0             0
Cash Reserve Variable Payment-3mo.                 (note e)             8,872             0             0
IC-Future Value                                    (note f)             7,540             0            (1)
IC-Future Value Emp                                (note f)               119             0             0
IC-Stock Market                                    (note g)             7,982             2             0
                                                                  -----------   -----------    ----------
Total                                                                  67,759             2         3,441
                                                                  -----------   -----------    ----------
/TABLE
PAGE 85

                                                                                 Deductions
                                                                  ---------------------------------------
                                                                                                 Credited
                                                     Yield                          Cash        to other
                                                  to maturity                    surrenders     accounts
                                                 on an annual                     prior to        (per
Description                                      payment basis     Maturities     maturity      part 2)
- -----------                                      -------------     ----------    ----------    ----------
Additional credits and accrued interest thereon:
SP 74                                                 3.5                   0           296            70
SP 75                                                 3.5                   0         1,406           630
SP 76                                                 3.5                   0           757            29
SP 77                                                 3.5                   0           763             4
SP 78                                                 3.5                   0           710             0
SP 79                                                 3.5                   0           634            36
SP 80                                                 3.5                   0           739             0
SP 81A                                                3.5                   0           831             0
SP 82A                                                3.5                   0         1,568            22
SP 82B                                                3.5                   0         3,292            10
SP 83A                                                3.5                   0           228             0
SP 83B                                                3.5                   0           702            22
IC-2-84                                               3.5                   0         4,205            22
IC-2-85                                               3.5                   0            46           623
IC-2-86                                               3.5                   0            26           305
IC-2-87                                               3.5                   0            29           433
IC-2-88                                               3.5                   0            70           805
Reserve Plus Single Payment                        (note a)                 0             0           540
Cash Reserve Single Payment                        (note b)                 0             0            12
IC-Flexible Savings (formerly Variable Term)       (note d)                 0         5,006        21,350
IC-Flexible Savings Emp (formerly Variable Term)   (note d)                 0           168           862
IC-Investors                                       (note d)                 0         1,073         8,769
IC-Special Deposits                                (note d)                 0           138           756
IC-1-84                                            (note c)                 0             5            64
Cash Reserve Variable Payment                      (note b)                 0            14           229
Cash Reserve Variable Payment-3mo.                 (note e)                 0           264         8,697
IC-Future Value                                    (note f)             4,448           868            (1)
IC-Future Value Emp                                (note f)                47             4             0
IC-Stock Market                                    (note g)                 0           626        12,435
                                                                   ----------    ----------    ----------
Total                                                                   4,495        24,468        56,724
                                                                   ----------    ----------    ----------
/TABLE
PAGE 86

                                                                        Balance at close of period
                                                                  ---------------------------------------
                                                                     Number
                                                                       of
                                                     Yield          accounts       Amount
                                                  to maturity         with           of          Amount
                                                 on an annual       security      maturity         of
Description                                      payment basis      holders        value        reserves
- -----------                                      -------------    -----------    ----------    ----------
Additional credits and accrued interest thereon:
SP 74                                                 3.5             Not           Not             4,064
SP 75                                                 3.5          Applicable    Applicable        25,937
SP 76                                                 3.5                                           4,912
SP 77                                                 3.5                                           4,365
SP 78                                                 3.5                                           5,046
SP 79                                                 3.5                                           5,101
SP 80                                                 3.5                                           4,627
SP 81A                                                3.5                                           2,684
SP 82A                                                3.5                                           3,574
SP 82B                                                3.5                                           6,296
SP 83A                                                3.5                                             734
SP 83B                                                3.5                                           1,609
IC-2-84                                               3.5                                           8,421
IC-2-85                                               3.5                                             264
IC-2-86                                               3.5                                             116
IC-2-87                                               3.5                                             153
IC-2-88                                               3.5                                             307
Reserve Plus Single Payment                        (note a)                                             0
Cash Reserve Single Payment                        (note b)                                             0
IC-Flexible Savings (formerly Variable Term)       (note d)                                           768
IC-Flexible Savings Emp (formerly Variable Term)   (note d)                                            32
IC-Investors                                       (note d)                                           313
IC-Special Deposits                                (note d)                                             9
IC-1-84                                            (note c)                                            24
Cash Reserve Variable Payment                      (note b)                                             0
Cash Reserve Variable Payment-3mo.                 (note e)                                           297
IC-Future Value                                    (note f)                                        21,700
IC-Future Value Emp                                (note f)                                           278
IC-Stock Market                                    (note g)                                         3,029
                                                                                              -----------
Total                                                                                             104,660
                                                                                              -----------
/TABLE
PAGE 87

                                                                       Balance at beginning of period
                                                                   --------------------------------------
                                                                     Number
                                                                       of
                                                     Yield          accounts       Amount
                                                  to maturity         with           of          Amount
                                                 on an annual       security      maturity         of
Description                                      payment basis      holders        value        reserves
- -----------                                      -------------     ----------    ----------    ----------
Accrued for additional credits to be allowed
at next anniversaries:
SP 74                                                              Applicable    Applicable           123
SP 75                                                                                                 383
SP 76                                                                                                 154
SP 77                                                                                                 131
SP 78                                                                                                 154
SP 79                                                                                                 129
SP 80                                                                                                 143
SP 81A                                                                                                 64
SP 82A                                                                                                 36
SP 82B                                                                                                234
SP 83A                                                                                                 21
SP 83B                                                                                                 52
IC-2-84                                                                                               309
IC-2-85                                                                                               149
IC-2-86                                                                                                53
IC-2-87                                                                                                85
IC-2-88                                                                                               167
IC-Stock Market                                                                                     7,220
                                                                                              -----------
Total                                                                                               9,607
                                                                                              -----------
/TABLE
PAGE 88

                                                                                 Additions
                                                                  ---------------------------------------
                                                                                                 Charged
                                                     Yield          Charged       Reserve       to other
                                                  to maturity      to profit    payments by     accounts
                                                 on an annual       and loss    certificate       (per
Description                                      payment basis     or income      holders       part 2)
- -----------                                      -------------     ----------   -----------    ----------
Accrued for additional credits to be allowed
at next anniversaries:
SP 74                                                                      94             0            0
SP 75                                                                     771             0            0
SP 76                                                                     184             0            0
SP 77                                                                     157             0            0
SP 78                                                                     188             0            0
SP 79                                                                     185             0            0
SP 80                                                                     186             0            0
SP 81A                                                                     43             0            0
SP 82A                                                                     74             0            0
SP 82B                                                                     82             0            0
SP 83A                                                                     19             0            0
SP 83B                                                                     27             0            0
IC-2-84                                                                   151             0            0
IC-2-85                                                                    99             0            0
IC-2-86                                                                    52             0            0
IC-2-87                                                                    61             0            0
IC-2-88                                                                   122             0            0
IC-Stock Market                                                        11,511             0            0
                                                                  -----------   -----------   ----------
Total                                                                  14,006             0            0
                                                                  -----------   -----------   ----------
/TABLE
PAGE 89

                                                                                Deductions
                                                                 ---------------------------------------
                                                                                                Credited
                                                    Yield                          Cash        to other
                                                 to maturity                    surrenders     accounts
                                                on an annual                     prior to        (per
Description                                     payment basis     Maturities     maturity      part 2)
- -----------                                     -------------     ----------    ----------    ----------
Accrued for additional credits to be allowed
at next anniversaries:
SP 74                                                                      0             0           167
SP 75                                                                      0             0           986
SP 76                                                                      0             0           262
SP 77                                                                      0             0           229
SP 78                                                                      0             0           273
SP 79                                                                      0             0           257
SP 80                                                                      0             0           264
SP 81A                                                                     0             0            97
SP 82A                                                                     0             0           108
SP 82B                                                                     0             0           283
SP 83A                                                                     0             0            36
SP 83B                                                                     0             0            73
IC-2-84                                                                    0             0           419
IC-2-85                                                                    0             0           226
IC-2-86                                                                    0             0            97
IC-2-87                                                                    0             0           134
IC-2-88                                                                    0             0           267
IC-Stock Market                                                            0            20        12,835
                                                                  ----------    ----------    ----------
Total                                                                      0            20        17,013
                                                                  ----------    ----------    ----------
/TABLE
PAGE 90

                                                                       Balance at close of period
                                                                 ---------------------------------------
                                                                    Number
                                                                      of
                                                    Yield          accounts       Amount
                                                 to maturity         with           of          Amount
                                                on an annual       security      maturity         of
Description                                     payment basis      holders        value        reserves
- -----------                                     -------------    -----------    ----------    ----------
Accrued for additional credits to be allowed
at next anniversaries:
SP 74                                                             Applicable    Applicable            50
SP 75                                                                                                168
SP 76                                                                                                 76
SP 77                                                                                                 59
SP 78                                                                                                 69
SP 79                                                                                                 57
SP 80                                                                                                 65
SP 81A                                                                                                10
SP 82A                                                                                                 2
SP 82B                                                                                                33
SP 83A                                                                                                 4
SP 83B                                                                                                 6
IC-2-84                                                                                               41
IC-2-85                                                                                               22
IC-2-86                                                                                                8
IC-2-87                                                                                               12
IC-2-88                                                                                               22
IC-Stock Market                                                                                    5,876
                                                                                              ----------
Total                                                                                              6,580
                                                                                              ----------
/TABLE
PAGE 91

                                                                      Balance at beginning of period
                                                                  --------------------------------------
                                                                    Number
                                                                      of
                                                    Yield          accounts       Amount
                                                 to maturity         with           of          Amount
                                                on an annual       security      maturity         of
Description                                     payment basis      holders        value        reserves
- -----------                                     -------------     ----------    ----------    ----------
R Series Single-Payment certificates:
R-76                                                 3.5                  44           706           485
R-77                                                 3.5                 166         2,086         1,370
R-78                                                 3.5                 248         3,280         1,993
R-79                                                 3.5                 358         6,238         3,720
R-80                                                 3.5                 476         6,587         3,674
R-81                                                 3.5                 229         4,679         2,351
R-82A                                                3.5                 973        10,109         4,544
RP-Q                                              (note a)             2,141         4,588         8,952
R-II                                                 3.5                 816        10,725         3,708
RP-84                                                3.5               2,632        46,344        15,158
RP-85                                                3.5                 778         5,336         4,381
RP-86                                                3.5                 231         2,319         1,757
RP-87                                                3.5                 537         4,715         3,249
RP-88                                                3.5                 733        11,176         7,003
Cash Reserve RP                                   (note b)                60           373           535
IC-Flexible Savings RP (formally Variable Term RP)(note d)            21,663       171,519       201,546
Cash Reserve RP-3 mo.                             (note e)             4,307        47,567        49,498
IC-Flexible Savings RP Emp (form. Var Term RP Emp)(note d)               581         6,857         8,162
RP-Future Value                                   (note f)             7,977        97,294        97,294
RP-Future Value Emp                               (note f)               221         2,404         2,405
RP-Stock Market                                   (note g)             5,654        54,557        55,879
D-1                                               (note a)             2,222        77,955        82,297
                                                                  ----------    ----------    ----------
Total                                                                 53,047       577,414       559,961
                                                                  ----------    ----------    ----------
/TABLE
PAGE 92

                                                                                Additions
                                                                 ---------------------------------------
                                                                                                Charged
                                                    Yield          Charged       Reserve       to other
                                                 to maturity      to profit    payments by     accounts
                                                on an annual       and loss    certificate       (per
Description                                     payment basis     or income      holders       part 2)
- -----------                                     -------------     ----------   -----------    ----------
R Series Single-Payment certificates:
R-76                                                 3.5                   0             0            30
R-77                                                 3.5                   0             0            81
R-78                                                 3.5                   0             0           125
R-79                                                 3.5                   0             0           223
R-80                                                 3.5                   0             0           230
R-81                                                 3.5                   0             0           103
R-82A                                                3.5                   0             0           233
RP-Q                                              (note a)                 0             0           208
R-II                                                 3.5                   0             0           164
RP-84                                                3.5                   0             0           654
RP-85                                                3.5                   0             0           206
RP-86                                                3.5                   0             0            79
RP-87                                                3.5                   0             0           150
RP-88                                                3.5                   0             0           327
Cash Reserve RP                                   (note b)                 0             7            12
IC-Flexible Savings RP (formally Variable Term RP)(note d)                 0        30,969         7,442
Cash Reserve RP-3 mo.                             (note e)                 0        59,715         1,361
IC-Flexible Savings RP Emp (form. Var Term RP Emp)(note d)                 0         1,085           373
RP-Future Value                                   (note f)                 0         6,706             0
RP-Future Value Emp                               (note f)                 0           117             0
RP-Stock Market                                   (note g)                 0        16,812         3,795
D-1                                               (note a)                 0        51,419         3,887
                                                                 -----------   -----------    ----------
Total                                                                      0       166,830        19,683
                                                                 -----------   -----------    ----------
/TABLE
PAGE 93

                                                                                Deductions
                                                                 ---------------------------------------
                                                                                                Credited
                                                    Yield                          Cash        to other
                                                 to maturity                    surrenders     accounts
                                                on an annual                     prior to        (per
Description                                     payment basis     Maturities     maturity      part 2)
- -----------                                     -------------     ----------    ----------    ----------
R Series Single-Payment certificates:
R-76                                                 3.5                   0           140             0
R-77                                                 3.5                   0           387             0
R-78                                                 3.5                   0           446             0
R-79                                                 3.5                   0         1,024            15
R-80                                                 3.5                   0           691             0
R-81                                                 3.5                   0           903             0
R-82A                                                3.5                   0         1,583           103
RP-Q                                              (note a)                 0         3,185             3
R-II                                                 3.5                   0         1,574             0
RP-84                                                3.5                   0         6,250            48
RP-85                                                3.5                   0         1,366             0
RP-86                                                3.5                   0           435             0
RP-87                                                3.5                   0         1,094           179
RP-88                                                3.5                   0         3,429             0
Cash Reserve RP                                   (note b)                 0           316             0
IC-Flexible Savings RP (formally Variable Term RP)(note d)                 0       106,872             0
Cash Reserve RP-3 mo.                             (note e)                 0        65,127             0
IC-Flexible Savings RP Emp (form. Var Term RP Emp)(note d)                 0         3,430             0
RP-Future Value                                   (note f)            10,916         2,799             0
RP-Future Value Emp                               (note f)                86             1             0
RP-Stock Market                                   (note g)                 0        22,040             0
D-1                                               (note a)                 4        49,223             0
                                                                  ----------    ----------    ----------
Total                                                                 11,006       272,315           348
                                                                  ----------    ----------    ----------
/TABLE
PAGE 94

                                                                       Balance at close of period
                                                                 ---------------------------------------
                                                                    Number
                                                                      of
                                                    Yield          accounts       Amount
                                                 to maturity         with           of          Amount
                                                on an annual       security      maturity         of
Description                                     payment basis      holders        value        reserves
- -----------                                     -------------    -----------    ----------    ----------
R Series Single-Payment certificates:
R-76                                                 3.5                  36           515           375
R-77                                                 3.5                 134         1,524         1,064
R-78                                                 3.5                 198         2,588         1,672
R-79                                                 3.5                 289         4,598         2,904
R-80                                                 3.5                 393         5,413         3,213
R-81                                                 3.5                 156         2,948         1,551
R-82A                                                3.5                 669         6,558         3,091
RP-Q                                              (note a)             1,508         2,988         5,972
R-II                                                 3.5                 518         6,385         2,298
RP-84                                                3.5               1,776        27,934         9,514
RP-85                                                3.5                 545         3,749         3,221
RP-86                                                3.5                 170         1,768         1,401
RP-87                                                3.5                 369         2,946         2,126
RP-88                                                3.5                 506         5,928         3,901
Cash Reserve RP                                   (note b)                41           149           238
IC-Flexible Savings RP (formally Variable Term RP)(note d)            15,573       114,291       133,085
Cash Reserve RP-3 mo.                             (note e)             3,878        43,969        45,447
IC-Flexible Savings RP Emp (form. Var Term RP Emp)(note d)               470         5,174         6,190
RP-Future Value                                   (note f)             7,307        90,285        90,285
RP-Future Value Emp                               (note f)               218         2,435         2,435
RP-Stock Market                                   (note g)             6,297        51,313        54,446
D-1                                               (note a)               239        83,696        88,376
                                                                  ----------    ----------    ----------
Total                                                                 41,290       467,154       462,805
                                                                  ----------    ----------    ----------
/TABLE
PAGE 95

                                                                      Balance at beginning of period
                                                                  --------------------------------------
                                                                    Number
                                                                      of
                                                    Yield          accounts       Amount
                                                 to maturity         with           of          Amount
                                                on an annual       security      maturity         of
Description                                     payment basis      holders        value        Reserves
- -----------                                     -------------     ----------    ----------    ----------
  Additional Interest on R-Series Single
    Payment Reserves:
R-76                                                 3.5             Not           Not                25
R-77                                                 3.5          Applicable    Applicable            38
R-78                                                 3.5                                              81
R-79                                                 3.5                                             128
R-80                                                 3.5                                             143
R-81                                                 3.5                                              52
R-82A                                                3.5                                             193
RP-Q                                              (note a)                                             0
R-II                                                 3.5                                             115
RP-84                                                3.5                                             437
RP-85                                                3.5                                             137
RP-86                                                3.5                                              38
RP-87                                                3.5                                              94
RP-88                                                3.5                                             204
Cash Reserve RP                                   (note b)                                             0
IC-Flexible Savings RP (formally Variable Term RP)(note d)                                           433
Cash Reserve RP-3 mo.                             (note e)                                            66
IC-Flexible Savings RP Emp (form. Var Term RP Emp)(note d)                                            19
RP-Future Value                                   (note f)                                        28,557
RP-Future Value Emp                               (note f)                                           743
RP-Stock Market                                   (note g)                                         2,057
D-1                                               (note a)                                             0
                                                                                             -----------
Total                                                                                             33,560
                                                                                             -----------
                                                                                              -----------
Total single payment                                                                           2,734,516
                                                                                             -----------
Paid-up certificates:
Series 15 and 20                                    3.25                 151         1,496         1,397
  "    15A and 22A                                   3.5               2,721        17,829        15,620
  "    I-76                                          3.5                 981         5,145         2,860
                                                                 -----------   -----------   -----------
Total                                                                  3,853        24,470        19,877
                                                                 -----------   -----------   -----------
/TABLE

                                                                                Additions
                                                                 ---------------------------------------
                                                                                               Charged
                                                    Yield          Charged       Reserve       to other
                                                 to maturity      to profit    payments by     accounts
                                                on an annual       and loss    certificate       (per
Description                                     payment basis     or income      holders       part 2)
- -----------                                     -------------     ----------   -----------    ----------
  Additional Interest on R-Series Single
    Payment Reserves:
R-76                                                 3.5                  21             0             0
R-77                                                 3.5                  70             0             0
R-78                                                 3.5                 104             0             0
R-79                                                 3.5                 192             0             0
R-80                                                 3.5                 191             0             0
R-81                                                 3.5                  89             0             0
R-82A                                                3.5                 150             0             0
RP-Q                                              (note a)               208             0             0
R-II                                                 3.5                 119             0             0
RP-84                                                3.5                 471             0             0
RP-85                                                3.5                 153             0             0
RP-86                                                3.5                  68             0             0
RP-87                                                3.5                 108             0             0
RP-88                                                3.5                 228             0             0
Cash Reserve RP                                   (note b)                12             0             0
IC-Flexible Savings RP (formally Variable Term RP)(note d)             8,124             0             0
Cash Reserve RP-3 mo.                             (note e)             1,378             0             0
IC-Flexible Savings RP Emp (form. Var Term RP Emp)(note d)               415             0             0
RP-Future Value                                   (note f)            10,308             0             0
RP-Future Value Emp                               (note f)               297             0             0
RP-Stock Market                                   (note g)             3,157             0             0
D-1                                               (note a)             4,284             0             0
                                                                 -----------   -----------   -----------
Total                                                                 30,147             0             0
                                                                 -----------   -----------   -----------

                                                                  ----------   -----------    ----------
Total single payment                                                 115,621       991,329        92,545
                                                                  ----------   -----------    ----------
Paid-up certificates:
Series 15 and 20                                    3.25                  44             0           391
  "    15A and 22A                                   3.5                 506             0         3,683
  "    I-76                                          3.5                  92             0           375
                                                                 -----------   -----------    ----------
Total                                                                    642             0         4,449
                                                                 -----------   -----------    ----------
/TABLE

                                                                                Deductions
                                                                 ---------------------------------------
                                                                                                Credited
                                                    Yield                          Cash        to other
                                                 to maturity                    surrenders     accounts
                                                on an annual                     prior to        (per
Description                                     payment basis     Maturities     maturity      part 2)
- -----------                                     -------------     ----------    ----------    ----------
  Additional Interest on R-Series Single
    Payment Reserves:
R-76                                                 3.5                   0             1            30
R-77                                                 3.5                   0             5            81
R-78                                                 3.5                   0             6           125
R-79                                                 3.5                   0            15           223
R-80                                                 3.5                   0             9           230
R-81                                                 3.5                   0             8           103
R-82A                                                3.5                   0            11           237
RP-Q                                              (note a)                 0             0           208
R-II                                                 3.5                   0            14           164
RP-84                                                3.5                   0            45           654
RP-85                                                3.5                   0            11           206
RP-86                                                3.5                   0             4            79
RP-87                                                3.5                   0             7           150
RP-88                                                3.5                   0            20           327
Cash Reserve RP                                   (note b)                 0             0            12
IC-Flexible Savings RP (formally Variable Term RP)(note d)                 0           888         7,442
Cash Reserve RP-3 mo.                             (note e)                 0            29         1,361
IC-Flexible Savings RP Emp (form. Var Term RP Emp)(note d)                 0            49           373
RP-Future Value                                   (note f)             5,518         1,035             0
RP-Future Value Emp                               (note f)                45             0             0
RP-Stock Market                                   (note g)                 0            17         3,795
D-1                                               (note a)                 0           397         3,887
                                                                  ----------    ----------    ----------
Total                                                                  5,563         2,571        19,687
                                                                  ----------    ----------    ----------

                                                                  ----------    ----------    ----------
Total single payment                                                  29,973     1,535,889        94,900
                                                                  ----------    ----------    ----------
Paid-up certificates:
Series 15 and 20                                    3.25                 125            49           302
  "    15A and 22A                                   3.5                 926         1,665         2,586
  "    I-76                                          3.5                   0           722            90
                                                                  ----------    ----------    ----------
Total                                                                  1,051         2,436         2,978
                                                                  ----------    ----------    ----------
/TABLE

                                                                       Balance at close of period
                                                                 ---------------------------------------
                                                                    Number
                                                                      of
                                                    Yield          accounts       Amount
                                                 to maturity         with           of          Amount
                                                on an annual       security      maturity         of
Description                                     payment basis      holders        value        reserves
- -----------                                     -------------    -----------    ----------    ----------
  Additional Interest on R-Series Single
    Payment Reserves:
R-76                                                 3.5             Not           Not                15
R-77                                                 3.5          Applicable    Applicable            22
R-78                                                 3.5                                              54
R-79                                                 3.5                                              82
R-80                                                 3.5                                              95
R-81                                                 3.5                                              30
R-82A                                                3.5                                              95
RP-Q                                              (note a)                                             0
R-II                                                 3.5                                              56
RP-84                                                3.5                                             209
RP-85                                                3.5                                              73
RP-86                                                3.5                                              23
RP-87                                                3.5                                              45
RP-88                                                3.5                                              85
Cash Reserve RP                                   (note b)                                             0
IC-Flexible Savings RP (formally Variable Term RP)(note d)                                           227
Cash Reserve RP-3 mo.                             (note e)                                            54
IC-Flexible Savings RP Emp (form. Var Term RP Emp)(note d)                                            12
RP-Future Value                                   (note f)                                        32,312
RP-Future Value Emp                               (note f)                                           995
RP-Stock Market                                   (note g)                                         1,402
D-1                                               (note a)                                             0
                                                                                             -----------
Total                                                                                             35,886
                                                                                             -----------
                                                                                               ----------
Total single payment                                                                           2,273,249
                                                                                              ----------
Paid-up certificates:
Series 15 and 20                                    3.25                 131         1,436         1,356
  "    15A and 22A                                   3.5               2,277        16,510        14,632
  "    I-76                                          3.5                 866         4,379         2,515
                                                                  ----------    ----------    ----------
Total                                                                  3,274        22,325        18,503
                                                                  ----------    ----------    ----------
/TABLE
PAGE 99

                                                                      Balance at beginning of period
                                                                  --------------------------------------
                                                                    Number
                                                                      of
                                                    Yield          accounts       Amount
                                                 to maturity         with           of          Amount
                                                on an annual       security      maturity         of
Description                                     payment basis      holders        value        reserves
- -----------                                     -------------     ----------    ----------    ----------
Additional credits and accrued interest thereon:
Series 15 and 20                                     2.5             Not           Not                75
  "    15A and 22A                                    3           Applicable    Applicable           856
  "    Series I-76                                   3.5                                             172
                                                                                             -----------
Total                                                                                              1,103
                                                                                             -----------
Accrued for additional credits to be allowed
at next anniversaries                                                                                119
                                                                 -----------   -----------   -----------
Total paid-up                                                          3,853        24,470        21,099
                                                                 -----------   -----------   -----------
Optional settlement certificates:
Series 1, IST&G                                       3                   24                          34
Other series and conversions from Single
Payment certificates                             2.5-3-3-3.5          10,830                      94,766
Series R-76 thru R-82A                                3                  137                         815
Series R-II & RP-2-84 thru 88                        3.5                 186                       3,504
Reserve Plus Single-Payment                       (note a)               579                       6,229
Reserve Plus Flex-Pay & IC-Q-Inst                 (note a)                34                         153
Series R-Installment                              (note a)               175                       1,174
Series R-Single-Payment                           (note a)               127                         751
Additional credits and accrued interest thereof     2.5-3            Not           Not            13,191
Additional credits and accrued int. thereon-IST&G   2.5-3         Applicable    Applicable             2
Accrued for additional credits to be allowed
at next anniversaries                                                                              1,115
Accrued for additional credits to be allowed
at next anniversaries-R-76 thru R-82A & R-II                                                          26
Accrued for additional credits to be allowed
at next anniversaries-IST&G                                                                            0
                                                                 -----------                 -----------
Total optional settlement                                             12,092                     121,760
                                                                 -----------                 -----------
                                                                                   Not
Due to unlocated certificate holders                                            Applicable           355
                                                                                             -----------

Total certificate reserves                                                                     3,256,472
                                                                                             ===========
/TABLE

                                                                                 Additions
                                                                  ---------------------------------------
                                                                                                Charged
                                                    Yield          Charged       Reserve       to other
                                                 to maturity      to profit    payments by     accounts
                                                on an annual       and loss    certificate       (per
Description                                     payment basis     or income      holders       part 2)
- -----------                                     -------------     ----------   -----------    ----------
Additional credits and accrued interest thereon:
Series 15 and 20                                     2.5                   2             0            15
  "    15A and 22A                                    3                   24             0           140
  "    Series I-76                                   3.5                   6             0            32
                                                                 -----------   -----------    ----------
Total                                                                     32             0           187
                                                                 -----------   -----------    ----------
Accrued for additional credits to be allowed
at next anniversaries                                                    130             0             0
                                                                 -----------   -----------    ----------
Total paid-up                                                            804             0         4,636
                                                                 -----------   -----------    ----------
Optional settlement certificates:
Series 1, IST&G                                       3                    1             0             0
Other series and conversions from Single
Payment certificates                             2.5-3-3-3.5           2,621            (1)        9,188
Series R-76 thru R-82A                                3                   22             0           140
Series R-II & RP-2-84 thru 88                        3.5                  96             0           248
Reserve Plus Single-Payment                       (note a)               144             0            17
Reserve Plus Flex-Pay & IC-Q-Inst                 (note a)                 5             0            67
Series R-Installment                              (note a)                36             0           188
Series R-Single-Payment                           (note a)                15             0             3
Additional credits and accrued interest thereon     2.5-3                336             0         2,104
Additional credits and accrued int. thereon-IST&G   2.5-3                  0             0             1
Accrued for additional credits to be allowed
at next anniversaries                                                  1,747             0             0
Accrued for additional credits to be allowed
at next anniversaries-R-76 thru R-82A & R-II                              29             0             0
Accrued for additional credits to be allowed
at next anniversaries-IST&G                                                1             0             0
                                                                 -----------   -----------    ----------
Total optional settlement                                              5,053            (1)       11,956
                                                                 -----------   -----------    ----------
                                                                                   Not
Due to unlocated certificate holders                                            Applicable           213
                                                                  ----------   -----------    ----------

Total certificate reserves                                           138,202     1,103,391       123,168
                                                                 ===========   ===========   ===========
Provision for certificate reserves and additional
  credits per Statement of Operations                                124,500
Provision for reconversion applied against reserve
  recoveries from terminations prior to maturity in
  Statement of Operations                                                  6
Income from purchased and written call options
  included in provision for certificate reserves
  in Statement of Operations                                          13,696
                                                                 -----------
                                                                     138,202
                                                                 ===========
/TABLE

                                                                                Deductions
                                                                 ---------------------------------------
                                                                                                Credited
                                                    Yield                          Cash        to other
                                                 to maturity                    surrenders     accounts
                                                on an annual                     prior to        (per
Description                                     payment basis     Maturities     maturity      part 2)
- -----------                                     -------------     ----------    ----------    ----------
Additional credits and accrued interest thereon:
Series 15 and 20                                     2.5                  11             3            11
  "    15A and 22A                                    3                   73            56            78
  "    Series I-76                                   3.5                   0            32             1
                                                                  ----------    ----------    ----------
Total                                                                     84            91            90
                                                                  ----------    ----------    ----------
Accrued for additional credits to be allowed
at next anniversaries                                                      0             0           187
                                                                  ----------    ----------    ----------
Total paid-up                                                          1,135         2,527         3,255
                                                                  ----------    ----------    ----------
Optional settlement certificates:
Series 1, IST&G                                       3                    5             3             0
Other series and conversions from Single
Payment certificates                             2.5-3-3-3.5           6,352        11,532             0
Series R-76 thru R-82A                                3                  164           120             0
Series R-II & RP-2-84 thru 88                        3.5                 306         1,243             0
Reserve Plus Single-Payment                       (note a)               220         2,133             0
Reserve Plus Flex-Pay & IC-Q-Inst                 (note a)                36            30             0
Series R-Installment                              (note a)               199           164             0
Series R-Single-Payment                           (note a)               180           315             0
Additional credits and accrued interest thereon     2.5-3              1,051           866           634
Additional credits and accrued int. thereon-IST&G   2.5-3                  1             0             0
Accrued for additional credits to be allowed
at next anniversaries                                                     59            (1)        2,122
Accrued for additional credits to be allowed
at next anniversaries-R-76 thru R-82A & R-II                               8             1            39
Accrued for additional credits to be allowed
at next anniversaries-IST&G                                                0             0             1
                                                                  ----------    ----------    ----------
Total optional settlement                                              8,581        16,406         2,796
                                                                  ----------    ----------    ----------
                                                                     Not
Due to unlocated certificate holders                              Applicable                         174
                                                                  ----------    ----------    ----------

Total certificate reserves                                            54,206     1,666,402       123,174
                                                                 ===========   ===========   ===========
/TABLE

                                                                       Balance at close of period
                                                                 ---------------------------------------
                                                                    Number
                                                                      of
                                                    Yield          accounts       Amount
                                                 to maturity         with           of          Amount
                                                on an annual       security      maturity         of
Description                                     payment basis      holders        value        reserves
- -----------                                     -------------    -----------    ----------    ----------
Additional credits and accrued interest thereon:
Series 15 and 20                                     2.5             Not           Not                67
  "    15A and 22A                                    3           Applicable    Applicable           813
  "    Series I-76                                   3.5                                             177
                                                                                              ----------
Total                                                                                              1,057
                                                                                              ----------
Accrued for additional credits to be allowed
at next anniversaries                                                                                 62
                                                                  ----------    ----------    ----------
Total paid-up                                                          3,274        22,325        19,622
                                                                  ----------    ----------    ----------
Optional settlement certificates:
Series 1, IST&G                                       3                   19                          27
Other series and conversions from Single
Payment certificates                             2.5-3-3-3.5           9,952                      88,690
Series R-76 thru R-82A                                3                  116                         693
Series R-II & RP-2-84 thru 88                        3.5                 113                       2,299
Reserve Plus Single-Payment                       (note a)               401                       4,037
Reserve Plus Flex-Pay & IC-Q-Inst                 (note a)                28                         159
Series R-Installment                              (note a)               153                       1,035
Series R-Single-Payment                           (note a)                80                         274
Additional credits and accrued interest thereon     2.5-3            Not           Not            13,080
Additional credits and accrued int. thereon-IST&G   2.5-3         Applicable    Applicable             2
Accrued for additional credits to be allowed
at next anniversaries                                                                                682
Accrued for additional credits to be allowed
at next anniversaries-R-76 thru R-82A & R-II                                                           7
Accrued for additional credits to be allowed
at next anniversaries-IST&G                                                                            0
                                                                  ----------                  ----------
Total optional settlement                                             10,862                     110,985
                                                                  ----------                  ----------
                                                                                   Not
Due to unlocated certificate holders                                            Applicable           394

                                                                                             ----------
Total certificate reserves                                                                     2,777,451
                                                                                              ==========
/TABLE

Notes:

  (a) On these series of certificates, there is no minimum rate of accrual of interest. Interest is declared for a quarter or quarters by IDSC and credited to the reserves maintained at the end of each calendar quarter.

  (b) On these series of certificates, there is no minimum rate of accrual of interest. Interest is declared for a quarter or quarters by IDSC and credited to the reserves maintained or paid in cash at the end of each calendar month.

  (c) On these series of certificates, there is no minimum rate of accrual of interest. Interest is declared by IDSC for the first four certificate quarters, then annually thereafter, and credited to the reserves maintained at the end of each certificate year.

  (d) On this series of certificates, there is no minimum rate of accrual of interest. Interest is declared for the term selected and credited to the reserves maintained or paid in cash at the end of each certificate month.

  (e) On this series of certificates, there is no minimum rate of accrual of interest. Interest is declared by IDSC for a three-month term and credited to the reserves maintained or paid in cash at the end of each certificate month.

  (f) On this series of certificates, there is no minimum rate of accrual of interest. Interest is declared by IDSC for a four, five, six, seven, eight, nine or ten year maturity and credited to the reserves maintained at maturity.

  (g) On this series of certificates, the certificate holder may elect to receive minimum interest only or minimum interest plus participation interest. Minimum interest is declared by IDSC for a twelve-month term and is credited to the reserves maintained at the end of each certificate term. Participation interest is determined at the end of each certificate term by multiplying the market participation rate in effect at the beginning of the certificate term for each certificate times any total percentage appreciation in a broad stock market indicator subject to specified maximums. Participation interest is credited to the reserves maintained at the end of each certificate term.

Part 2 - Description of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Year ended December 31, 1993
($ in thousands)



                                  Additions to reserves charged to other accounts
                                ------------------------------------------------------
                                                              Transfers of
                                                              maturities to
                                Reconversions                   extended
                                  of paid-up                   maturities-
                                 certificate                   charged to
                                   charged       Charged       reserves to
                                  to paid-up        to        mature, addi-
                                 reserves and    advance     tional credits/
                                 reserve for     payments     interest and
                                reconversions    reserve    advance payments    Total
                                -------------    --------   ----------------   -------
Reserves to mature installment
certificates:
Series 15, including extended
maturities                                  0           0                  0         0
Series 20, including extended
maturities                                 13          31                 10        54
Series 15A, including extended
maturities                                110          24                 34       168
Series 22A, including extended
maturities                                680         535              1,781     2,996
Series I-76                                72          43                  0       115
Series Reserve Plus Flexible
Payment                                     0           0                279       279
Series IC-Q-Installment                     0           0                322       322
Series IC-Q-Ins                             0           0              6,322     6,322
Series IC-Q-Ins Emp                         0           0                 41        41
Series IC-1                                 0           0                716       716
Series IC-1 Emp                             0           0                 10        10
Series RP-Q-Installment                     0           0                367       367
Series RP-Q-Flexible Payment                0           0                 54        54
Series RP-Q-Ins                             0           0                282       282
Series RP-Q-Ins Emp                         0           0                  1         1
Series RP-1                                 0           0                 19        19
                                 ------------   ---------    ---------------  --------
Total                                     875         633             10,238    11,746
                                =============   =========    ===============  ========
/TABLE

Part 2 - Description of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Year ended December 31, 1993
($ in thousands)



                                Deductions from reserves credited to other accounts
                                ----------------------------------------------------
                                                Conversions
                                                to optional    Maturities
                                                settlement     transferred
                                Conversions    certificates-   to extended
                                 to paid-up      credited      maturities-
                                certificates-   to optional   credited to
                                  credited      settlement     reserves to
                                 to paid-up    reserves and      mature-
                                 surrender       surrender      extended
                                   income         income       maturities     Total
                                -----------    ------------    -----------    ------
Reserves to mature installment
certificates:
Series 15, including extended
maturities                                0               0              0         0
Series 20, including extended
maturities                              316             797             10     1,123
Series 15A, including extended
maturities                              248             359             34       641
Series 22A, including extended
maturities                            2,828           2,391          1,781     7,000
Series I-76                             311               7              0       318
Series Reserve Plus Flexible
Payment                                   0              60              0        60
Series IC-Q-Installment                   0               7              0         7
Series IC-Q-Ins                           0               0              0         0
Series IC-Q-Ins Emp                       0               0              0         0
Series IC-1                               0               0              0         0
Series IC-1 Emp                           0               0              0         0
Series RP-Q-Installment                   0             188              0       188
Series RP-Q-Flexible Payment              0               0              0         0
Series RP-Q-Ins                           0               0              0         0
Series RP-Q-Ins Emp                       0               0              0         0
Series RP-1                               0               0              0         0
                                -----------    ------------    -----------   -------
Total                                 3,703           3,809          1,825     9,337
                                ===========    ============   ============   =======
/TABLE

Part 2 - Description of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Year ended December 31, 1993
($ in thousands)


                                      Additions to reserves charged to other accounts
                                 ---------------------------------------------------------

                                                   Additions      Additions to
                                                   to advance      reserves to
                                 Reconversions     payments-     mature-extended
                                   of paid-up      charged to       maturities
Payments made in advance         certificates-      default         charged to
  of current certificate          charged to        interest       reserves to
  year requirements and             paid-up         on late        mature from
  accrued interest thereon:         reserves        payments         maturity        Total
                                 -------------     ----------    ---------------     -----
Series 15, including extended
maturities                                   0              0                  0         0
Series 20, including extended
maturities                                   0              0                  6         6
Series 15A, including extended
maturities                                  12              0                  1        13
Series 22A, including extended
maturities                                  58              2                 54       114
Series I-76                                  7              3                  0        10
Series Reserve Plus Flexible
Payment                                      0              0                  0         0
Series IC-Q-Installment                      0              0                  0         0
Series IC-Q-Ins                              0              0                  0         0
Series IC-Q-Ins Emp                          0              0                  0         0
Series IC-1                                  0              0                  0         0
Series IC-1 Emp                              0              0                  0         0
Series RP-Q-Installment                      0              0                  0         0
Series RP-Q-Flexible Payment                 0              0                  0         0
Series RP-Q-Ins                              0              0                  0         0
Series RP-Q-Ins Emp                          0              0                  0         0
Series RP-1                                  0              0                  0         0
                                 -------------     ----------    ---------------    ------
Total                                       77              5                 61       143
                                 =============    ===========    ===============    ======
/TABLE

Part 2 - Description of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Year ended December 31, 1993
($ in thousands)


                                           Deductions from reserves credited to other accounts
                                 -----------------------------------------------------------------------
                                                                  Maturities
                                                  Conversions     transferred
                                   Applied to     to optional     to extended
                                 certificates-     settlement     maturities-     Conversions
                                  credited to    certificates-    credited to     to paid-up
Payments made in advance          reserves to       credited       reserves      certificates-
  of current certificate            mature,       to optional     to mature-      credited to
  year requirements and             loading        settlement      extended         paid-up
  accrued interest thereon:      and insurance      reserves      maturities       reserves        Total
                                 -------------   -------------    -----------    -------------     -----
Series 15, including extended
maturities                                   0               0              0                0         0
Series 20, including extended
maturities                                  32              38              6                0        76
Series 15A, including extended
maturities                                  24              26              1                2        53
Series 22A, including extended
maturities                                 536             139             54                7       736
Series I-76                                 42               5              0                1        48
Series Reserve Plus Flexible
Payment                                      0               0              0                0         0
Series IC-Q-Installment                      0               0              0                0         0
Series IC-Q-Ins                              0               0              0                0         0
Series IC-Q-Ins Emp                          0               0              0                0         0
Series IC-1                                  0               0              0                0         0
Series IC-1 Emp                              0               0              0                0         0
Series RP-Q-Installment                      0               0              0                0         0
Series RP-Q-Flexible Payment                 0               0              0                0         0
Series RP-Q-Ins                              0               0              0                0         0
Series RP-Q-Ins Emp                          0               0              0                0         0
Series RP-1                                  0               0              0                0         0
                                 -------------   -------------    -----------    -------------    ------
Total                                      634             208             61               10       913
                                 =============   =============    ===========    =============    ======
/TABLE

PAGE 108
Certificate Reserves
($ in thousands)

Part 2 - Descriptions of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Additional credits on installment certificates and
  accrued interest thereon:
    Other additions are classified as follows:
      Transfers from accruals for additional
        credits to be allowed at next anniversaries       $ 1,352
      Reconversions of paid-up certificates-
        charged to paid-up reserves                           146
      Transfers from maturities to extended maturities        430
                                                           ------
      Total                                                 1,928
                                                           ======
    Other deductions are classified as follows:
      Transfers to reserves on a quarterly basis for
        Reserve Plus Flexible-Payment, IC-Q-Installment
        and R-Flexible-Payment                            $ 8,416
      Conversions to optional settlement certificates-
        credited to optional settlement reserves              849
      Conversions to paid-up certificates-credited to
        paid-up reserve                                       738
      Transfers to extended maturities at maturity            430
                                                           ------
      Total                                                10,433
                                                           ======
Accrual for additional credits to be allowed on install-
  ment certificates at next anniversaries:
    Other deductions of $1,352 represent transfers to reserves for additional credits on installment certificates.

Reserve for death and disability refund options:
    Other deductions of $-0- represent payments, in excess of installment reserves, made to certificate holders who exercised the death and disability refund options.

Reserve for reconversions of paid-up certificates:
    The amount of $6 shown as charged to profit and loss has been deducted from reserve recoveries in the accompanying Statement of Operations.

    Other deductions of $5 represent amounts credited to installment certificate reserves to mature, on reconversions of paid-up certificates.

PAGE 109
Certificate Reserves
($ in thousands)

Part 2 - Descriptions of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Paid-up certificates:
  Other additions of $4,636 represent $4,449 conversions from installment certificates (charges to installment reserves less surrender charges) and $187 transferred from accruals for additional credits to be allowed at next anniversaries.

  Other deductions of $3,255 represent $1,095 transfers credited to installment reserves on reconversions to installment certifi-cates, $187 transferred for accruals for additional credits and accrued interest thereon and $1,973 transferred to settlement options.

Default interest on installment certificates:
  Other additions of $1 represent reconversion of paid-up certificates charged to paid-up reserves.

  Other deductions of $9 represent $6 conversion to paid-up certificates - credited to paid-up reserves, and $3 transferred to advance payments as late payments are credited to certificates.

Optional settlement certificates:
  Other additions of $11,956 represent $7,878 transferred from installment certificate reserves (less surrender charges), Single-Payment and Series D certificate reserves upon election of optional settlement privileges, $1,973 transferred from paid-up certificate reserve and $2,105 transferred from accruals for additional credits to be allowed at next anniversaries.

  Other deductions of $2,796 represent $2,123 transferred to reserves for additional credits and accrued interest thereon, and $673 transferred to optional settlement reserves.

Single-Payment certificates:
  Other additions of $92,545 represent $3,441 transferred from accruals for additional credits to be allowed at next anniversaries and transferred from accruals on a quarterly basis on Reserve Plus Single-Payment $540, R82-B $208, Cash Reserve Single-Payment
    $12, Cash Reserve $229, Cash Reserve 3mo. $8,693, Cash Reserve-
    RP $12, Cash Reserve-RP-3mo. $1,361, Flexible Savings $21,325, Flexible Savings Emp $862, Flexible Savings-RP $7,442, Flexible Savings-RP
    Emp $373, Investors $8,769, Stock Market $11,264, AEBI Stock Market $14,005, Stock Market RP $3,795 and Special Deposits $756 and $9,458 transferred from accruals at anniversaries and maintained in a separate reserve account.

PAGE 110
Certificate Reserves
($ in thousands)

Part 2 - Descriptions of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

  Other deductions of $94,900 represent $1,971 Single-Payment and $352 Series D and R Single-Payment transferred to optional settlement reserves, $3,441 transferred to reserves for additional credits and accrued interest thereon, $9,458 transferred to a separate reserve account from the accrual account and transferred to reserves on a quarterly basis for Reserve Plus Single-Payment $540, R82-B $208,
    Cash Reserve Single-Pay $12, Cash Reserve $229, Cash Reserve-3 $8,693, Cash Reserve-Qualified $12, Cash Reserve-Qualified-3 $1,361, Flexible Savings $21,325, Flexible Savings Employee $862, Flexible Savings Qualified $7,442, Flexible Savings Qualified Emp $373, Investors $8,769, Stock Market $11,264, AEBI Stock Market $14,005, Stock Market RP $3,795 and Special Deposits $756 and $32 transferred to Federal tax withholding.

  Due to unlocated certificate holders:
    Other additions of $213 represent amounts equivalent to payments due certificate holders who could not be located.

    Other deductions of $174 represent payments to certificate holders credited to cash.

Part 3 - Information Regarding Installment Certificates
Classified by Age Groupings
($ in thousands)

Year ended December 31, 1993
                                                                                                    Deductions from Reserves
                                                                                                    ------------------------
                                      Number of                                                        Cash
                                    Accounts with            Amount of             Amount of        Surrenders
                      Months     Certificate Holders      Maturity Value           Reserves          Prior to
Certificate Series     Paid         December 31,           December 31,          December 31,        Maturity       Other
- ------------------    -------    -------------------  ---------------------   -------------------   ----------    ----------
                                   1992       1993        1992        1993       1992       1993
15, including extended 61-72           1          1           5           5          1          1           0             0
maturities             73-84           0          0           0           0          0          0           0             0
                       85-96           0          0           0           0          0          0           0             0
                       97-108          1          0           5           0          2          0           0             0
                      109-120          0          1           0           5          0          2           0             0
                      121-132          0          0           0           0          0          0           0             0
                      133-144          0          0           0           0          0          0           0             0
                      145-156          0          0           0           0          0          0           0             0
                      157-168          0          0           0           0          0          0           0             0
                      169-180 (a)      0          0           0           0          0          0           0             0
                      181-192          0          0           0           0          0          0           0             0
                      193-204          0          0           0           0          0          0           0             0
                      205-216          0          0           0           0          0          0           0             0
                      217-228          0          0           0           0          0          0           0             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
Total                                  2          2          10          10          3          3           0             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
/TABLE

Part 3 - Information Regarding Installment Certificates
Classified by Age Groupings
($ in thousands)

Year ended December 31, 1993
                                                                                                    Deductions from Reserves
                                                                                                    ------------------------
                                      Number of                                                        Cash
                                    Accounts with            Amount of             Amount of        Surrenders
                      Months     Certificate Holders      Maturity Value           Reserves          Prior to
Certificate Series     Paid         December 31,           December 31,          December 31,        Maturity       Other
- ------------------    -------    -------------------  ---------------------   -------------------   ----------    ----------
                                   1992       1993       1992        1993        1992       1993
20, including extended
maturities             85-96           0          0           0           0          0          0           0             0
                       97-108          0          0           0           0          0          0           0             0
                      109-120          0          0           0           0          0          0           0             0
                      121-132          1          0           6           0          3          0           0             0
                      133-144          0          1           0           6          0          3           0             0
                      145-156          0          0           0           0          0          0           0             0
                      157-168          0          0           0           0          0          0           0             0
                      169-180          1          0           7           0          5          0           0             0
                      181-192          2          1          25           8         18          5           0             7
                      193-204          1          2          10          25          8         19           0             0
                      205-216          1          1           5          10          4          8           0             0
                      217-228          2          1          13           5          7          5           0             0
                      229-240 (a)      4          1          20           7         20          7           0            15
                      241-252          2          3          58          56         31         32           0             0
                      253-264          1          1          14          18          8         11           0             0
                      265-276          5          1          70          14         45          9           0             9
                      277-288          5          4          85          56         58         39           0            29
                      289-300          4          3          61          35         44         25           0             7
                      301-312          9          3         110          46         85         36          11            18
                      313-324         15          7         165          78        141         64           7             5
                      325-336         98         15       1,278         173      1,128        157           6           141
                      337-348         93         81       1,233       1,040      1,141        966          38            81
                      349-360 (a)     98         85       1,253       1,109      1,228      1,084         152           811
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
Total                                342        210       4,413       2,686      3,974      2,470         214         1,123
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
/TABLE

Part 3 - Information Regarding Installment Certificates
Classified by Age Groupings
($ in thousands)

Year ended December 31, 1993
                                                                                                    Deductions from Reserves
                                                                                                    ------------------------
                                      Number of                                                        Cash
                                    Accounts with            Amount of             Amount of        Surrenders
                      Months     Certificate Holders      Maturity Value           Reserves          Prior to
Certificate Series     Paid         December 31,           December 31,          December 31,        Maturity       Other
- ------------------    -------    -------------------  ---------------------   -------------------   ----------    ----------
                                   1992       1993       1992        1993        1992       1993
15A, including
extended maturities    61-72           0          1           0          17          0          5           0             0
                       73-84           0          0           0           0          0          0           0             0
                       85-96           0          0           0           0          0          0           0             0
                       97-108          1          0           8           0          4          0           0             0
                      109-120          0          1           0           8          0          5           0             0
                      121-132          0          0           0           0          0          0           0             0
                      133-144          1          0          66           0         48          0           0             0
                      145-156          4          2          99          88         80         71           0             0
                      157-168          6          5          76         104         66         90           0             0
                      169-180 (a)      8          4          60          48         55         47          11            47
                      181-192          1          2          11          12          7          8          23             0
                      193-204         10          3         178          63        131         64           0            65
                      205-216         60          8         999         152        781        118           7           166
                      217-228         35         53         493         787        415        657          33            37
                      229-240         40         30         426         376        386        340           8            95
                      241-252         27         36         313         364        306        355          15           231
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
Total                                193        145       2,729       2,019      2,279      1,760          97           641
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------

Part 3 - Information Regarding Installment Certificates
Classified by Age Groupings
($ in thousands)

Year ended December 31, 1993
                                                                                                    Deductions from Reserves
                                                                                                    ------------------------
                                      Number of                                                        Cash
                                    Accounts with            Amount of             Amount of        Surrenders
                      Months     Certificate Holders      Maturity Value           Reserves          Prior to
Certificate Series     Paid         December 31,           December 31,          December 31,        Maturity       Other
- ------------------    -------    -------------------  ---------------------   -------------------   ----------    ----------
                                   1992       1993       1992        1993        1992       1993
22A                    25-36           0          1           0          11          0          1           0             0
                       37-48           1          2          11          48          1          5           0             1
                       49-60           0          0           0           0          0          0           0             0
                       61-72           5          2         135          56         23          9           1             0
                       73-84           0          3           0         112          0         23           0             0
                       85-96           6          0         131           0         34          0           0             0
                       97-108          3          5          60         112         18         33           1             6
                      109-120          3          2          43          37         14         12           0            18
                      121-132          7          4         247         174         93         67           0            15
                      133-144         12          6         375         247        158        107           0             2
                      145-156         11         12         216         331        101        158           0            17
                      157-168         24         14         726         376        382        198          29           112
                      169-180         22         21         482         555        277        315          45            29
                      181-192         39         20         996         600        628        380          16            79
                      193-204        148         30       2,942         691      2,011        474          86           197
                      205-216        739        141      13,175       2,553      9,568      1,889         377           506
                      217-228        655        680      10,337      12,022      8,120      9,427         519           307
                      229-240        596        602       8,616       9,290      7,289      7,854         274           439
                      241-252        604        550       7,712       7,891      7,024      7,163         405           643
                      253-264 (a)    597        528       6,495       6,526      6,352      6,354         618         4,008
                      265-276        179        150       3,446       2,809      2,026      1,680         138           225
                      277-288        152        149       2,588       2,944      1,647      1,871          42           230
                      289-300        117        132       1,975       2,064      1,331      1,394          30            80
                      301-312         63        108         971       1,831        693      1,307          45            60
                      313-324         53         56         734         884        555        667          22             5
                      325-336         14         47         218         659        172        525          41            21
                      337-348          0         13           0         191          0        160           0             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
Total                              4,050      3,278      62,631      53,014     48,517     42,073       2,689         7,000
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------

Part 3 - Information Regarding Installment Certificates
Classified by Age Groupings
($ in thousands)

Year ended December 31, 1993
                                                                                                    Deductions from Reserves
                                                                                                    ------------------------
                                      Number of                                                        Cash
                                    Accounts with            Amount of             Amount of        Surrenders
                      Months     Certificate Holders      Maturity Value           Reserves          Prior to
Certificate Series     Paid         December 31,           December 31,          December 31,        Maturity       Other
- ------------------    -------    -------------------  ---------------------   -------------------   ----------    ----------
                                   1992       1993       1992        1993        1992       1993
I-76                   25-36           0          0           0           0          0          0           0             0
                       37-48           2          0          92           0          7          0           0             0
                       49-60           0          2           0          92          0          7           0             0
                       61-72           3          1          96         123         10         14           0             6
                       73-84           3          2          74          62          9          9           2             0
                       85-96           4          4         169         135         27         21           5            10
                       97-108          3          1         129          15         24          3           0            11
                      109-120         19          2         409          68         86         14           3            22
                      121-132         74         14       1,919         280        463         65          43            29
                      133-144        224         62       6,252       1,608      1,649        434         207            44
                      145-156        235        187       5,779       5,084      1,683      1,489         217            29
                      157-168        288        206       6,951       5,093      2,233      1,635         218            31
                      169-180        317        255       6,901       6,025      2,437      2,121         296            72
                      181-192        292        271       6,620       5,701      2,619      2,193         450            30
                      193-204        147        242       3,310       5,345      1,310      2,243         265            34
                      205-216          0        134           0       3,146          0      1,403          37             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
Total                              1,611      1,383      38,701      32,777     12,557     11,651       1,743           318
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
Reserve Plus Flexible
Payment                85-96           0          0           0           0          0          0           0             0
                       97-108        740          0       8,132           0      3,442          0           0             0
                      109-120      1,602        524      15,488       5,767      7,844      2,474       1,137             0
                      121-132        331        317       3,355       3,021      1,764      1,626       1,408            60
                      133-148          0        284           0       2,824          0      1,510         482             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
Total                              2,673      1,125      26,975      11,612     13,050      5,610       3,027            60
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------

Part 3 - Information Regarding Installment Certificates
Classified by Age Groupings
($ in thousands)

Year ended December 31, 1993
                                                                                                    Deductions from Reserves
                                                                                                    ------------------------
                                      Number of                                                        Cash
                                    Accounts with            Amount of             Amount of        Surrenders
                      Months     Certificate Holders      Maturity Value           Reserves          Prior to
Certificate Series     Paid         December 31,           December 31,          December 31,        Maturity       Other
- ------------------    -------    -------------------  ---------------------   -------------------   ----------    ----------
                                   1992       1993       1992        1993        1992       1993
IC-Q-Installment       73-84         457          0       5,255           0      1,785          0           0             0
                       85-96       1,422        346      15,558       3,876      5,953      1,301         750             0
                       97-108        825      1,099       8,253      12,084      3,949      4,636       2,155             7
                      109-120          0        655           0       6,510          0      3,254       1,240             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
Total                              2,704      2,100      29,066      22,470     11,687      9,191       4,145             7
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------

IC-Q-Ins                1-12       7,389          2     117,219          12      9,963          1           0             0
                       13-24      16,236      5,976     260,511      94,689     39,995     16,597       2,766             0
                       25-36      12,513     13,420     185,458     212,464     46,142     53,218       9,860             0
                       37-48      10,637      8,503     141,970     119,005     47,062     38,180      22,136             0
                       49-60      10,363      7,384     136,678      94,505     54,591     36,371      20,045             0
                       61-72       3,950      7,981      48,171     103,064     22,568     47,929      17,185             0
                       73-84       1,064      2,663      11,913      32,039      5,851     15,123      10,961             0
                       85-96           0        763           0       8,467          0      3,955       2,623             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
Total                             62,152     46,692     901,920     664,245    226,172    211,374      85,576             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------

IC-Q-Ins Emp            1-12          78          1       1,547           6         93          0           0             0
                       13-24         129         47       1,903       1,027        253        115          33             0
                       25-36          55         98         555       1,435        152        337          84             0
                       37-48          42         40         536         417        187        157          56             0
                       49-60          47         33         668         394        253        156          75             0
                       61-72          26         42         317         589        179        237          73             0
                       73-84           0         21           0         277          0        171          34             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
Total                                377        282       5,526       4,145      1,117      1,173         355             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------

IC-1                    1-12      14,285     20,324      26,682     380,596      9,177     21,844       2,912             0
                       13-24           0     10,677           0     189,718          0     24,237       1,456             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
Total                             14,285     31,001      26,682     570,314      9,177     46,081       4,368             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------

IC-1 Emp                1-12         178        150         448         178        112        158          98             0
                       13-24           0        106           0       5,616          0        218         105             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
Total                                178        256         448       5,794        112        376         203             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
/TABLE

Part 3 - Information Regarding Installment Certificates
Classified by Age Groupings
($ in thousands)

Year ended December 31, 1993
                                                                                                    Deductions from Reserves
                                                                                                    ------------------------
                                      Number of                                                        Cash
                                    Accounts with            Amount of             Amount of        Surrenders
                      Months     Certificate Holders      Maturity Value           Reserves          Prior to
Certificate Series     Paid         December 31,           December 31,          December 31,        Maturity       Other
- ------------------    -------    -------------------  ---------------------   -------------------   ----------    ----------
                                   1992       1993       1992        1993        1992       1993
R Flexible Payment     85-96         524          0       8,453           0      2,929          0           0             0
                       97-108        690        404      10,368       6,470      3,910      2,378         737            24
                      109-120      1,057        485      15,705       7,053      7,408      2,799       1,047            10
                      121-132        313        187       4,081       2,709      3,080      1,311       1,141           129
                      133-144          0        229           0       2,946          0      2,336         739            25
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
Total                              2,584      1,305      38,607      19,178     17,327      8,824       3,664           188
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------

RP-Q-Installment       73-84         183          0       2,951           0        738          0           0             0
                       85-96         130        153       2,667       2,439      1,138        660         192             0
                       97-108          0        101           0       2,338          0      1,017         251             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
Total                                313        254       5,618       4,777      1,876      1,677         443             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------

RP-Q-Ins                1-12         120          1       5,300          49        512          3           0             0
                       13-24         352         99      13,394       4,803      1,794        876          41             0
                       25-36         349        286       8,871      10,218      1,830      2,352         402             0
                       37-48         346        255       7,093       5,775      1,879      1,436         865             0
                       49-60         450        225       7,722       3,937      2,831      1,329         865             0
                       61-72         173        324       2,474       4,897      1,029      2,152       1,051             0
                       73-84          58        107         794       1,590        300        771         479             0
                       85-96           0         42           0         556          0        224          97             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
Total                              1,848      1,339      45,648      31,825     10,175      9,143       3,800             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------

RP-Q-Ins Emp            1-12           6          0         325           0          9          0           0             0
                       12-24           3          5          18         289          3         13           6             0
                       25-36           1          3         240          18          2          5           0             0
                       37-48           1          1          20         240          9          2           0             0
                       49-60           0          1           0          20          0          6           0             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
Total                                 11         10         603         567         23         26           6             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------

RP-1                    1-12         175        158         622       5,368        287        335          31             0
                       13-24           0        162           0       5,901          0        826          52             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
Total                                175        320         622      11,269        287      1,161          83             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------

RP-1                    1-12           0          3           0         672          0          6           2             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------

Total All Series                  93,498     89,705   1,190,199   1,437,374    358,333    352,599     110,415         9,337
                                 =======    =======   =========   =========   ========   ========   =========     =========



(a)  Includes accounts on which all payments necessary to mature have been made, but additional time must elapse before the certificate maturity year is completed.  Also includes accounts for which maturity election has been made, but no further payments have been received.

Part 4 - Amounts Periodically Credited to Certificate Holders' Accounts to Accumulate the Maturity Amount of Installment Certificates.


Information as to (1) amounts periodically credited to each class of security holders' accounts from installment payments and (2) such other amounts periodically credited to accumulate the maturity amount of the certificate (on a $1,000 face-amount certificate basis for the term of the certificate), is filed in Part 4 of Schedule IX as part of Post-effective Amendment No. 9 to Registration Statement No. 2-17681, Post effective Amendment No. 1 to Registration Statement No. 2-23772 and Post-effective Amendment No. 1 to Registration Statement No. 2-258081 and is incorporated herein by reference.

IDS CERTIFICATE COMPANY                                           SCHEDULE XII
Valuation and Qualifying Accounts
Years ended December 31, 1993, 1992 and 1991
($ thousands)
                     Year ended December 31, 1993
                     ----------------------------
                                         Additions
                                     ----------------
       Reserves           Balance    Charged
    deducted from           at       to costs           Deductions    Balance
      assets to          beginning     and                 from       at end
   which they apply      of period   expenses   Other    reserves    of period
 --------------------    ---------   --------   -----   ----------   ---------
Allowance for losses:
   Securities            $  14,210          0       0       12,161(a)    2,049
   Conventional
   first mortgage
   loans                     1,711          0       0          750(b)      961
   Other assets              1,488          0     530(b)         0       2,018

                    Year ended December 31, 1992
                    ----------------------------
                                         Additions
                                     ----------------
       Reserves           Balance    Charged
    deducted from           at       to costs           Deductions    Balance
      assets to          beginning     and                 from       at end
   which they apply      of period   expenses   Other    reserves    of period
 --------------------    ---------   --------   -----   ----------   ---------
Allowance for losses:
   Securities            $  10,021      4,189       0            0      14,210
   Conventional
   first mortgage
   loans                     1,561        500       0          350(c)    1,711
   Other assets              1,138          0     350(c)         0       1,488

                     Year ended December 31, 1991
                     ----------------------------
                                         Additions
                                     ----------------
       Reserves           Balance    Charged
    deducted from           at       to costs           Deductions    Balance
      assets to          beginning     and                 from       at end
   which they apply      of period   expenses   Other    reserves    of period
- --------------------    ---------   --------   -----   ----------   ---------
Allowance for losses:
   Securities            $   5,021      5,000       0            0      10,021
   Conventional
   first mortgage
   loans                       779        782       0            0       1,561
   Other assets              3,849          0       0        2,711(d)    1,138

a)  Applicable to reversal on securities sold during 1993.
b) Represents $530 transferred from mortgage loans on real estate to other assets and $220 reversal.
c)  Transferred from mortgage loans on real estate to other assets.
d)  Applicable to reversal on other assets sold during 1991.