Form 10-Q
period 1994-03-31
IDS CERTIFICATE CO /MN/
filed 1994-05-13
CIK 52428

PAGE 1
                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549

                                FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 30(a) OF THE
                     INVESTMENT COMPANY ACT OF 1940
     AND SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 30(a) OF THE INVESTMENT
COMPANY ACT OF 1940 AND SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1994
     ----------------------------------------------
                                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                              ---------------   ---------------

For quarter ended               Commission file number  2-23772
                  -------------                         -------

                        IDS Certificate Company
- -------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

             Delaware                             41-6009975
- -------------------------------------------------------------------
   (State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization)              Identification No.)

      IDS Tower 10, Minneapolis, Minnesota            55440
- -------------------------------------------------------------------
     (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code   (612) 671-3131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.                         Yes   X   No
                                                  -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 13, 1994

                         150,000 Common shares

Registrant is a wholly owned subsidiary of IDS Financial
PAGE 2
Corporation (IDS), which is a wholly owned subsidiary of American Express Company, and Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the abbreviated narrative disclosure. PAGE 3
                                  FORM 10-Q
                           IDS CERTIFICATE COMPANY
                       PART I.  FINANCIAL INFORMATION
                       ------------------------------
Item 1.  Financial Statements
         --------------------
The information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for these interim periods.

                             IDS CERTIFICATE COMPANY
                                  BALANCE SHEET
                                  -------------

                                     ASSETS                   March 31,   December 31,
                                     ------                      1994          1993
                                                             (Unaudited)
                                                            ------------- -------------
                                                                   ($ Thousands)
Qualified Assets:
   Cash and cash equivalents                                      $89,824       $54,059
   Investments in unaffiliated issuers (note 1)                 2,664,453     2,781,213
   Receivables                                                    298,413        50,500
   Investments in and advances to affiliates                        4,927         4,812
   Other                                                           32,334        41,153
                                                               ----------    ----------
     Total qualified assets                                     3,089,951     2,931,737

Other assets:
   Other                                                           26,358        19,668
                                                               ----------    ----------
     Total assets                                              $3,116,309    $2,951,405
                                                               ==========    ==========

                     LIABILITIES AND STOCKHOLDER'S EQUITY
                     ------------------------------------
Liabilities:
   Certificate reserves                                        $2,698,197    $2,777,451
   Accounts payable and accrued liabilities                       254,400        12,651
   Deferred federal income taxes                                    5,468           165
                                                               ----------    ----------
     Total liabilities                                          2,958,065     2,790,267
                                                               ----------    ----------
Stockholder's equity:
   Common stock                                                     1,500         1,500
   Additional paid-in-capital                                     144,744       147,144
   Retained earnings                                                9,474        12,494
   Unrealized holding gains and losses on
    investment securities - net (note 1)                            2,526             -
                                                               ----------    ----------
     Total stockholder's equity                                   158,244       161,138
                                                               ----------    ----------
Total liabilities and
       stockholder's equity                                    $3,116,309    $2,951,405
                                                               ==========    ==========
See accompanying note to financial statements./TABLE

PAGE 4

                      IDS CERTIFICATE COMPANY

                      STATEMENT OF OPERATIONS                               (Unaudited)
                      -----------------------


                                                             For the Three Months Ended
                                                            ---------------------------
                                                            Mar. 31, 1994 Mar. 31, 1993
                                                            ------------- -------------
                                                                   ($ Thousands)
Investment income                                                 $52,973       $63,457
Investment expenses                                                15,219        18,254
                                                                 --------      --------
Net investment income before provision for
   certificate reserves and income tax benefit                     37,754        45,203
Net provision for certificate reserves                             25,191        34,915
                                                                 --------      --------
Net investment income before income tax benefit                    12,563        10,288
Income tax benefit                                                    252         2,325
                                                                 --------      --------
Net investment income                                              12,815        12,613
                                                                 --------      --------
Realized loss on investments - net                                 (9,039)      (12,337)
Income tax benefit                                                  3,164         4,195
                                                                 --------      --------
Net realized loss on investments                                   (5,875)       (8,142)
                                                                 --------      --------
Net income (loss) - wholly owned subsidiary                            40           (11)
                                                                 --------      --------
Net income                                                         $6,980        $4,460
                                                                 ========      ========

See accompanying note to financial statements.

PAGE 5

                           IDS CERTIFICATE COMPANY

                           STATEMENT OF CASH FLOWS                          (Unaudited)
                 ------------------------------------------


                                                             For the Three Months Ended
                                                            ---------------------------
                                                            Mar. 31, 1994 Mar. 31, 1993
                                                            ------------- -------------
                                                                   ($ Thousands)
Cash Flows from Operating Activities:
  Net Income                                                       $6,980        $4,460

  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Net (income) loss of wholly owned subsidiary                      (40)           11
    Certificate reserves                                           25,191        34,915
    Interest income added to certificate loans                       (567)         (663)
    Amortization of premium/discount - net                          5,624         8,988
    Deferred federal income taxes                                   3,943        14,491
    Deferred distribution fees                                        682            45
    Net loss on investments                                         9,039        12,337
    (Increase) decrease in dividends and interest receivable          (33)        2,345
    Increase in other assets                                       (7,381)      (19,821)
    Decrease in other liabilities                                  (6,091)       (1,296)
                                                                 --------      --------
    Net cash provided by operating activities                      37,347        55,812
                                                                 --------      --------
Cash Flows from Investing Activities:
  Maturity and redemption of investments:
    Hold-to-maturity securities                                    83,962             -
    Available-for-sale securities                                  47,134             -
    Other investments                                              12,097       169,865
  Sale of investments:
    Hold-to-maturity securities                                         -             -
    Available-for-sale securities                                  19,138             -
    Other investments                                                   -        43,856
  Certificate loan payments                                         2,093         2,522
  Purchase of investments:
    Hold-to-maturity securities                                         -             -
    Available-for-sale securities                                 (51,483)            -
    Other investments                                              (2,723)     (131,834)
  Certificate loan fundings                                        (1,745)       (2,336)
  Investment in subsidiary                                           (100)            -
                                                                 --------      --------
    Net cash provided by investing activities                    $108,373       $82,073
                                                                 --------      --------

See accompanying note to financial statements.

PAGE 6

                           IDS CERTIFICATE COMPANY

                           STATEMENT OF CASH FLOWS  (Continued)             (Unaudited)
                 ------------------------------------------------------
                                                             For the Three Months Ended
                                                            ---------------------------
                                                            Mar. 31, 1994 Mar. 31, 1993
                                                            ------------- -------------
                                                                   ($ Thousands)
Cash Flows from Financing Activities:
  Reserve payments by certificate holders                        $282,636      $291,825
  Proceeds from securities loaned to brokers                            -         3,090
  Certificate maturities and cash surrenders                     (380,191)     (441,027)
  Payments to brokers upon return of securities loaned                  -        (4,733)
  Dividends paid                                                  (12,400)      (11,000)
                                                                 --------      --------
    Net cash used by financing activities                        (109,955)     (161,845)
                                                                 --------      --------
Net Increase (Decrease) In Cash and Cash Equivalents               35,765       (23,960)

Cash and Cash Equivalents Beginning of Period                      54,059        71,359
                                                                 --------      --------
Cash and Cash Equivalents End of Period                           $89,824       $47,399
                                                                 ========      ========

Supplemental Disclosures:
  Cash received for income taxes                                   $5,862        $1,189
  Certificate maturities and surrenders through loan
    reductions                                                      3,365         4,238

See accompanying note to financial statements.

PAGE 7
IDS CERTIFICATE COMPANY

NOTE TO FINANCIAL STATEMENTS (Unaudited)
($ in thousands)
- ----------------------------------------------

1. In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which Registrant adopted as of January 1, 1994. The balance of Stockholder's Equity at March 31, 1994, was increased by $2,526 to reflect the net unrealized holding gains on securities classified as available for sale previously carried at amortized cost or the lower of cost or market. Under the new rules, debt securities that Registrant has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that Registrant does not have the positive intent to hold to maturity, as well as all marketable equity securities, are classified as available for sale and carried at fair value. Unrealized holding gains and losses on securities classified as available for sale are carried as a separate component of Stockholder's Equity.


The following is a summary of investments in unaffiliated issuers:


                                                            Mar. 31, 1994 Dec. 31, 1993
                                                            ------------- -------------
Investment securities at amortized cost.....................   $1,468,816    $2,431,919
Investment securities at fair value.........................      858,259             -
First mortgage loans on real estate.........................      273,095       281,865
Certificate loans - secured by certificate reserves.........       64,283        67,429
                                                               ----------    ----------
Total                                                          $2,664,453    $2,781,213
                                                               ==========    ==========

The following is a summary of securities held to maturity and securities available for sale at March 31, 1994:

                                                                            Securities Held to Maturity
                                                               ----------------------------------------------------
                                                                                             Gross         Gross
                                                                                Fair       Unrealized    Unrealized
                                                                  Cost          Value        Gains         Losses
                                                               ----------    ----------    ----------    ----------
U.S. Government and agencies obligations...................          $420          $433           $13            $0
Mortgage-backed securities.................................       124,108       128,771         4,663             0
State and municipal obligations............................       162,569       174,165        11,602             6
Corporate debt securities..................................       435,132       456,416        21,977           693
Foreign government bonds and obligations...................        46,953        49,516         2,563             0
Stated maturity preferred stock............................       699,634       724,560        26,847         1,921
                                                               ----------    ----------    ----------    ----------
Total                                                          $1,468,816    $1,533,861       $67,665        $2,620
                                                               ==========    ==========    ==========    ==========

PAGE 8
IDS CERTIFICATE COMPANY

NOTE TO FINANCIAL STATEMENTS (Unaudited)
($ in thousands)
- ----------------------------------------------

                                                                                Fair
                                                                  Cost          Value
                                                               ----------    ----------
Due within 1 year..........................................       $85,713       $87,856
Due after 1 year through 5 years...........................       641,397       673,739
Due after 5 years through 10 years.........................       449,953       469,484
Due after 10 years.........................................       167,645       174,011
                                                               ----------    ----------
                                                                1,344,708     1,405,090
Mortgage-backed securities.................................       124,108       128,771
                                                               ----------    ----------
Total                                                          $1,468,816    $1,533,861
                                                               ==========    ==========

                                                                            Securities Available for Sale
                                                               ----------------------------------------------------
                                                                                             Gross         Gross
                                                                                Fair       Unrealized    Unrealized
                                                                  Cost          Value        Gains         Losses
                                                               ----------    ----------    ----------    ----------
Mortgage-backed securities.................................      $585,809      $587,543        $5,480        $3,746
Corporate debt securities..................................       192,581       194,980         2,592           193
Foreign government bonds and obligations...................        10,701        10,542           811           970
Stated maturity preferred stock............................        63,063        62,837           176           402
Common stock...............................................         2,218         2,357           139             0
                                                               ----------    ----------    ----------    ----------
Total                                                            $854,372      $858,259        $9,198        $5,311
                                                               ==========    ==========    ==========    ==========

PAGE 9
IDS CERTIFICATE COMPANY

NOTE TO FINANCIAL STATEMENTS (Continued) (Unaudited)
($ in thousands)
- ----------------------------------------------------

                                                                                Fair
                                                                  Cost          Value
                                                               ----------    ----------
Due within 1 year..........................................       $32,809       $32,774
Due after 1 year through 5 years...........................       127,914       129,713
Due after 5 years through 10 years.........................        75,632        75,151
Due after 10 years.........................................        29,990        30,721
                                                               ----------    ----------
                                                                  266,345       268,359
Common stock...............................................         2,218         2,357
Mortgage-backed securities.................................       585,809       587,543
                                                               ----------    ----------
Total                                                            $854,372      $858,259
                                                               ==========    ==========

At March 31, 1994, there were no securities classified as trading securities.

During quarter ended March 31, 1994, debt securities classified as available for sale and a marketable equity security were sold with proceeds of $257,086 and gross realized gains on such sales of $353 and gross unrealized losses on such sales of $9,976. The average cost method was used in determining the realized gain or loss.

There were no securities sold or transferred from held to maturity during the quarter ended March 31, 1994.

During the quarter ended March 31, 1994, net unrealized holding gains on available-for-sale securities included in Stockholder's
Equity decreased by $1,778.

Purchases, sales and maturities of securities classified as held to maturity and available for sale for the three months ended March
31, 1994, were as follows:

                                                               Held to      Available
                                                               Maturity      for Sale
                                                             ------------  ------------
Purchases..................................................            $0      $302,598
Sales......................................................            $0      $266,709
Maturities.................................................       $83,424       $41,503

PAGE 10
                        IDS CERTIFICATE COMPANY
                MANAGEMENT'S NARRATIVE ANALYSIS OF THE
                         RESULTS OF OPERATIONS
                --------------------------------------

During the first three months of 1994, total assets increased $165 million and certificate reserves decreased $79 million. The increases in total assets and in accounts payable and accrued liabilities reflect the purchases of $247 million of investment securities that will settle in early April. The decrease in certificate reserves resulted primarily from certificate maturities and surrenders exceeding certificate sales.

Sales of single payment certificates totaled $250 million during the first three months of 1994 compared to sales of $258 million during the prior year's period. Certificate maturities and surrenders totaled $384 million compared to $445 million during the prior year's period. The excess of certificate maturities and surrenders over certificate sales during the first three months of 1994 and 1993, resulted primarily from lower accrual rates declared by Registrant during the periods, reflecting lower interest rates available in the marketplace.

Investment income decreased 16 percent during the first three months of 1994 from the prior year's period reflecting a lower average balance of invested assets.

The 16 percent decrease in investment expenses resulted primarily from lower amortization of premiums paid for interest rate caps due to accelerated amortization of certain interest rate caps in the first quarter of 1993. Lower distribution and investment advisory and services fees contributed also, to the decrease in investment expenses.

Net provision for certificate reserves decreased 27 percent during the first three months of 1994 from the prior year's period reflecting a lower average balance of certificate reserves and lower accrual rates.

The decrease in income tax benefit resulted primarily from lower tax-advantaged income in the current period compared to the prior year's period.

During the first quarter ended March 31, 1994, Registrant sold $267 million of available-for-sale investment securities. Gross gains of $.4 million and gross losses of $10 million were realized on those sales.

Certificate reserve financing activities used net cash of $98 million during the first three months of 1994 compared to net cash used of $149 million during the prior year's period. The variance resulted primarily from lower certificate maturities and surrenders during the first three months of 1994. Cash flows from operating activities and scheduled maturities of investments were more than adequate to fund the net outflow of cash related to certificate obligations.

A cash dividend of $12.4 million was paid during the first quarter of 1994.
PAGE 11

                       IDS CERTIFICATE COMPANY

                      PART II.  OTHER INFORMATION
                      ---------------------------

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a)  None

(b) A report on Form 8-K, dated February 11, 1994, was filed by Registrant on February 11, 1994. No financial statements were filed. As required by a Securities And Exchange Commission order, Registrant reported all purchases through underwriting syndicates in which an affiliated broker participated. The purchases were for the period July 1, 1993 to December 31, 1993.

PAGE 12
                          SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT                         IDS CERTIFICATE COMPANY


BY                                 /s/ Stuart Sedlacek

NAME AND TITLE                     Stuart A. Sedlacek, President,
                                   principal executive officer and
                                   Director
DATE                               May 13, 1994

BY                                 /s/ John Knight

NAME AND TITLE                     John Knight, Controller,
principal
                                   accounting officer
DATE                               May 13, 1994