Form 10-Q
period 1994-06-30
IDS CERTIFICATE CO /MN/
filed 1994-08-12
CIK 52428

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

For the quarterly period ended                  June 30, 1994
                               ------------------------------------
                                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                              ----------------  ----------------

For quarter ended                   Commission file number  2-23772
                  ---------------                           -------

                      IDS Certificate Company
- -------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

          Delaware                                41-6009975
- -------------------------------------------------------------------
 (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)                Identification No.)

       IDS Tower 10, Minneapolis, Minnesota            55440
- -------------------------------------------------------------------
     (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code   (612) 671-3131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.                  Yes   X   No
                                           -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 12, 1994

                      150,000 Common shares

PAGE 2
Registrant is a wholly owned subsidiary of IDS Financial
Corporation (IDS), which is a wholly owned subsidiary of American
Express Company, and Registrant meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this form with the abbreviated narrative disclosure.

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

                     IDS CERTIFICATE COMPANY
                          BALANCE SHEET
                          -------------
                                     ASSETS                    June 30,   December 31,
                                     ------                      1994          1993
                                                             (Unaudited)
                                                            ------------- -------------
                                                                   ($ Thousands)
Qualified Assets:
   Cash and cash equivalents                                     $162,613       $54,059
   Investments in unaffiliated issuers (note 1)                 2,578,071     2,781,213
   Receivables                                                     43,727        50,500
   Investments in and advances to affiliates                        5,286         4,812
   Other                                                           29,941        41,153
                                                               ----------    ----------
     Total qualified assets                                     2,819,638     2,931,737

Other assets:
   Deferred federal income taxes                                    1,332             -
   Other                                                           19,583        19,668
                                                               ----------    ----------
     Total assets                                              $2,840,553    $2,951,405
                                                               ==========    ==========

                     LIABILITIES AND STOCKHOLDER'S EQUITY
                     ------------------------------------
Liabilities:
   Certificate reserves                                        $2,674,026    $2,777,451
   Accounts payable and accrued liabilities                        17,565        12,651
   Deferred federal income taxes                                        -           165
                                                               ----------    ----------
     Total liabilities                                          2,691,591     2,790,267
                                                               ----------    ----------
Stockholder's equity:
   Common stock                                                     1,500         1,500
   Additional paid-in-capital                                     140,344       147,144
   Retained earnings                                               14,047        12,494
   Unrealized holding gains and losses on
     investment securities - net (note 1)                          (6,929)            -
                                                               ----------    ----------
     Total stockholder's equity                                   148,962       161,138
                                                               ----------    ----------
   Total liabilities and
       stockholder's equity                                    $2,840,553    $2,951,405
                                                               ==========    ==========
See accompanying note to financial statements./TABLE

                      IDS CERTIFICATE COMPANY

                      STATEMENT OF OPERATIONS                                                           (Unaudited)
                      -----------------------


                                                             For the Three Months Ended  For the Six Months Ended
                                                            --------------------------- ---------------------------
                                                            June 30, 1994 June 30, 1993 June 30, 1994 June 30, 1993
                                                            ------------- ------------- ------------- -------------
                                                                                 ($ Thousands)
Investment income                                                 $50,883       $60,263      $103,856      $123,720
Investment expenses                                                14,886        15,978        30,105        34,232
                                                                 --------      --------      --------      --------
Net investment income before provision
   for certificate reserves and income tax benefit                 35,997        44,285        73,751        89,488
Net provision for certificate reserves                             24,785        32,402        49,976        67,317
                                                                 --------      --------      --------      --------
Net investment income before income tax benefit                    11,212        11,883        23,775        22,171
Income tax benefit                                                    587         1,209           839         3,534
                                                                 --------      --------      --------      --------
Net investment income                                              11,799        13,092        24,614        25,705
                                                                 --------      --------      --------      --------
Realized gain (loss) on investments - net                           1,137         2,117        (7,902)      (10,220)
Income tax expense (benefit)                                          398           720        (2,766)       (3,475)
                                                                 --------      --------      --------      --------
Net realized gain (loss) on investments                               739         1,397        (5,136)       (6,745)
                                                                 --------      --------      --------      --------
Net income (loss) - wholly owned subsidiary                            35            (1)           75           (12)
                                                                 --------      --------      --------      --------
Net income                                                        $12,573       $14,488       $19,553       $18,948
                                                                 ========      ========      ========      ========

See accompanying note to financial statements.

PAGE 5

                           IDS CERTIFICATE COMPANY

                           STATEMENT OF CASH FLOWS                        (Unaudited)
                 ------------------------------------------


                                                             For the Six Months Ended
                                                            ---------------------------
                                                            June 30, 1994 June 30, 1993
                                                            ------------- -------------
                                                                   ($ Thousands)
Cash Flows from Operating Activities:
  Net Income                                                      $19,553       $18,948

  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Net (income) loss of wholly owned subsidiary                      (75)           12
    Certificate reserves                                           49,976        67,317
    Interest income added to certificate loans                     (1,111)       (1,283)
    Amortization of premium/discount - net                         11,357        15,549
    Deferred federal income taxes                                   2,234        11,632
    Deferred distribution fees                                        110           908
    Net loss on investments                                         7,902        10,220
    Decrease in dividends and interest receivable                     798         4,681
    Decrease in other assets                                            -           968
    Increase in other liabilities                                   4,162        20,975
                                                                 --------      --------
    Net cash provided by operating activities                      94,906       149,927
                                                                 --------      --------
Cash Flows from Investing Activities:
  Maturity and redemption of investments:
    Hold-to-maturity securities                                   154,558       368,577
    Available-for-sale securities                                  86,052             -
    Other investments                                              22,872        10,266
  Sale of investments:
    Hold-to-maturity securities                                         -        92,991
    Available-for-sale securities                                 262,341             -
    Other investments                                                   -           286
  Certificate loan payments                                         4,051         4,866
  Purchase of investments:
    Hold-to-maturity securities                                         -      (305,793)
    Available-for-sale securities                                (337,882)            -
    Other investments                                              (5,211)      (52,656)
  Certificate loan fundings                                        (3,992)       (5,218)
  Investment in subsidiary                                           (450)            -
                                                                 --------      --------
    Net cash provided by investing activities                    $182,339      $113,319
                                                                 --------      --------

See accompanying note to financial statements.

PAGE 6

                           IDS CERTIFICATE COMPANY

                           STATEMENT OF CASH FLOWS         (Continued)    (Unaudited)
                 ------------------------------------------
                                                             For the Six Months Ended
                                                            ---------------------------
                                                            June 30, 1994 June 30, 1993
                                                            ------------- -------------
                                                                   ($ Thousands)
Cash Flows from Financing Activities:
  Reserve payments by certificate holders                        $690,955      $565,726
  Proceeds from securities loaned to brokers                            -         3,090
  Proceeds from reverse repurchase agreements                           -         4,000
  Certificate maturities and cash surrenders                     (834,846)     (864,343)
  Payments to brokers upon return of securities loaned                  -        (4,733)
  Payments under reverse repurchase agreements                          -        (4,000)
  Dividends paid                                                  (24,800)      (24,000)
                                                                 --------      --------
    Net cash used by financing activities                        (168,691)     (324,260)
                                                                 --------      --------
Net Increase (Decrease) In Cash and Cash Equivalents              108,554       (61,014)

Cash and Cash Equivalents Beginning of Period                      54,059        71,359
                                                                 --------      --------
Cash and Cash Equivalents End of Period                          $162,613       $10,345
                                                                 ========      ========
Supplemental Disclosures:
  Cash received for income taxes                                   $8,900       $41,950
  Certificate maturities and surrenders through loan
    reductions                                                      6,500         7,593

See accompanying note to financial statements.

IDS CERTIFICATE COMPANY

NOTE TO FINANCIAL STATEMENTS (Unaudited)
($ in THOUSANDS)
- ----------------------------------------

1. In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which Registrant adopted as of January 1, 1994. The balance of Stockholder's Equity at June 30, 1994, was decreased by $6,929 to reflect the net unrealized holding losses, net of deferred income taxes, on securities classified as available for sale previously carried at amortized cost or the lower of cost or market. Under the new rules, debt securities that Registrant has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that Registrant does not have the positive intent to hold to maturity, as well as all marketable equity securities, are classified as available for sale and carried at fair value. Unrealized holding gains and losses on securities classified as available for sale are carried as a separate component of Stockholder's Equity.
PAGE 7
IDS CERTIFICATE COMPANY

NOTE TO FINANCIAL STATEMENTS (Continued) (Unaudited)
($ in THOUSANDS)
- ----------------------------------------------------

The following is a summary of investments in unaffiliated issuers:

                                                            Jun. 30, 1994 Dec. 31, 1993
                                                            ------------- -------------
Investment securities at amortized cost...............         $1,398,118    $2,431,919
Investment securities at fair value...................            854,157             -
First mortgage loans on real estate...................            263,814       281,865
Certificate loans - secured by certificate reserves...             61,982        67,429
                                                               ----------    ----------
Total                                                          $2,578,071    $2,781,213
                                                               ==========    ==========

The following is a summary of securities held to maturity and securities available for sale at June 30, 1994:

                                                                          Securities Held to Maturity
                                                               ----------------------------------------------------
                                                                                            Gross         Gross
                                                                              Fair        Unrealized    Unrealized
                                                                 Cost         Value         Gains         Losses
                                                               ----------    ----------    ----------    ----------
U.S. Government and agencies obligations...................          $419          $426            $7            $-
Mortgage-backed securities.................................        95,239        98,368         3,138             9
State and municipal obligations............................       161,367       171,140         9,777             4
Corporate debt securities..................................       434,101       446,012        13,349         1,438
Foreign government bonds and obligations...................        46,897        49,514         2,617             -
Stated maturity preferred stock............................       660,095       673,408        18,503         5,190
                                                               ----------    ----------    ----------    ----------
Total                                                          $1,398,118    $1,438,868       $47,391        $6,641
                                                               ==========    ==========    ==========    ==========

                                                                          Securities Available for Sale
                                                               ----------------------------------------------------
                                                                                            Gross         Gross
                                                                              Fair        Unrealized    Unrealized
                                                                 Cost         Value         Gains         Losses
                                                               ----------    ----------    ----------    ----------
Mortgage-backed securities.................................      $557,889      $550,784        $3,948       $11,053
Corporate debt securities..................................       230,651       227,738           851         3,764
Foreign government bonds and obligations...................        10,719        10,511           832         1,040
Stated maturity preferred stock............................        63,138        63,135           280           283
Common stock...............................................         2,420         1,989             -           431
                                                               ----------    ----------    ----------    ----------
Total                                                            $864,817      $854,157        $5,911       $16,571
                                                               ==========    ==========    ==========    ==========

PAGE 8
IDS CERTIFICATE COMPANY

NOTE TO FINANCIAL STATEMENTS (Continued) (Unaudited)
($ in THOUSANDS)
- ----------------------------------------------------

At June 30, 1994, there were no securities classified as trading securities.

During the six months ended June 30, 1994, debt securities classified as available for sale and marketable equity securities were sold with proceeds of $256,366 and gross realized gains on such sales of $449 and gross realized losses on such sales of $9,985. The average cost method was used in determining the realized gains and losses.

There were no securities sold or transferred from held to maturity during the six months ended June 30, 1994.

During the six months ended June 30, 1994, net unrealized holding gains on available-for-sale securities included in Stockholder's
Equity decreased by $11,233.

Purchases, sales and maturities of securities classified as held to maturity and available for sale for the six months ended June 30, 1994, were as follows:

                                                               Held to      Available
                                                               Maturity      for Sale
                                                               ----------    ----------
Purchases.................................................             $0      $338,149
Sales.....................................................             $0      $265,902
Maturities................................................       $153,753       $83,940

PAGE 9
                MANAGEMENT'S NARRATIVE ANALYSIS OF THE
                         RESULTS OF OPERATIONS
                --------------------------------------


During the first six months of 1994, total assets and certificate reserves decreased $111 million and $103 million, respectively.
The decreases resulted primarily from certificate maturities and surrenders exceeding certificate sales.

Sales of single payment certificates totaled $250 million and $351 million during the first and second quarters of 1994, respectively, compared to $258 million and $232 million during the comparable periods in 1993, respectively. Certificate maturities and surrenders totaled $384 million and $457 million during the first and second quarters of 1994, respectively, compared to $445 million and $427 million during the comparable periods in 1993, respectively. The excess of certificate maturities and surrenders over certificate sales during the first and second quarters of 1994 and 1993, resulted primarily from lower accrual rates declared by Registrant during the periods, reflecting lower interest rates available in the marketplace.

Investment income decreased 16 percent during the first six months of 1994 from the prior year's period reflecting a lower balance of invested assets.

The 12 percent decrease in investment expenses resulted primarily from lower amortization of premiums paid for interest rate caps due to accelerated amortization of certain interest rate caps in the first quarter of 1993. Lower distribution and investment advisory and services fees contributed also, to the decrease in investment expenses.

Net provision for certificate reserves decreased 25 percent during the first six months of 1994 from the prior year's period reflecting a lower average balance of certificate reserves and lower accrual rates.

The decrease in income tax benefit resulted primarily from lower tax-advantaged income during the current period compared to the prior year's period.

During the first six months of 1994, Registrant sold $266 million of available-for-sale investment securities. Gross gains of $.4 million and gross losses of $10 million were realized on those sales.

Certificate reserve financing activities used net cash of $144 million during the first six months of 1994 compared to $299 million during the prior year's period. Cash flows from operating activities and scheduled maturities of investments were more than adequate to fund the net outflow of cash related to certificate obligations.

Cash dividends amounting to $24.8 million were paid during the first six months of 1994.

PAGE 10
                        IDS CERTIFICATE COMPANY

                      PART II.  OTHER INFORMATION
                      ---------------------------

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          None

PAGE 11
                          SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT                         IDS CERTIFICATE COMPANY


BY

NAME AND TITLE                     Stuart A. Sedlacek, President,
                                   principal executive officer and
                                   Director
DATE                               August 12, 1994

BY

NAME AND TITLE                     Jay Hatlestad, Controller,
                                   principal accounting officer
DATE                               August 12, 1994