Form 10-Q
period 1994-09-30
IDS CERTIFICATE CO /MN/
filed 1994-11-10
CIK 52428

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

For the quarterly period ended                September 30, 1994

- ----------------------------------------------
                                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              ------------------  ---------------

For quarter ended                Commission file number  2-23772
                  --------------                         -------

                     IDS Certificate Company
- -------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

        Delaware                                41-6009975
- -------------------------------------------------------------------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)                Identification No.)

  IDS Tower 10, Minneapolis, Minnesota            55440
- -------------------------------------------------------------------
  (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code   (612) 671-3131

Indicate by check mark whether the registrant
(1) has filed all reports required to be filed
by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for
such shorter period that the registrant was required
to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.       Yes   X   No
                                                -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 11, 1994

                         150,000 Common shares
PAGE 2
Registrant is a wholly owned subsidiary of IDS Financial
Corporation (IDS), which is a wholly owned subsidiary of American
Express Company, and Registrant meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this form with the abbreviated narrative disclosure.

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

                             IDS CERTIFICATE COMPANY
                                  BALANCE SHEET
                                  -------------

                                     ASSETS                  September 30,  December 31,
                                     ------                      1994           1993
                                                              (Unaudited)
                                                            -------------- --------------
Qualified Assets:                                                   ($ Thousands)
   Cash and cash equivalents                                       $93,298        $54,059
   Investments in unaffiliated issuers (note 1)                  2,674,610      2,781,213
   Receivables                                                      75,695         50,500
   Investments in and advances to affiliates                         5,353          4,812
   Other                                                            28,922         41,153
                                                               -----------    -----------
     Total qualified assets                                      2,877,878      2,931,737

Other assets:
   Deferred federal income taxes                                     3,933             -
   Other                                                            23,349         19,668
                                                               -----------    -----------
     Total assets                                               $2,905,160     $2,951,405

                                                               ===========    ===========

                     LIABILITIES AND STOCKHOLDER'S EQUITY
                     ------------------------------------
Liabilities:
   Certificate reserves                                         $2,749,994     $2,777,451
   Accounts payable and accrued liabilities                         11,795         12,651
   Deferred federal income taxes                                        -             165
                                                               -----------    -----------
     Total liabilities                                           2,761,789      2,790,267
                                                               -----------    -----------
Stockholder's equity:
   Common stock                                                      1,500          1,500
   Additional paid-in-capital                                      140,344        147,144
   Retained earnings                                                12,788         12,494
   Unrealized holding gains and losses on
     investment securities - net (note 1)                          (11,261)            -
                                                               -----------    -----------
     Total stockholder's equity                                    143,371        161,138
                                                               -----------    -----------
   Total liabilities and
       stockholder's equity                                     $2,905,160     $2,951,405

                                                               ===========    ===========

See accompanying note to financial statements.

PAGE 4

                      IDS CERTIFICATE COMPANY

                      STATEMENT OF OPERATIONS
                          (Unaudited)
                      -----------------------


                                                             For the Three Months Ended
For the Nine Months Ended
                                                            -----------------------------
- -----------------------------
                                                            Sept. 30, 1994 Sept. 30, 1993
Sept. 30, 1994 Sept. 30, 1993
                                                            -------------- --------------
- -------------- --------------
                                                                                   ($
Thousands)
Investment income                                                  $50,904        $58,033
 $154,760       $181,753
Investment expenses                                                 14,664         15,778
   44,769         50,010
                                                                 ---------      ---------
- ---------      ---------
Net investment income before provision
   for certificate reserves and income tax benefit (expense)        36,240         42,255
  109,991        131,743
Net provision for certificate reserves                              26,832         29,454
   76,808         96,771
                                                                 ---------      ---------
- ---------      ---------
Net investment income before income tax benefit (expense)            9,408         12,801
   33,183         34,972
Income tax benefit (expense)                                           978           (307)
    1,817          3,227
                                                                 ---------      ---------
- ---------      ---------
Net investment income                                               10,386         12,494
   35,000         38,199
                                                                 ---------      ---------
- ---------      ---------
Realized gain (loss) on investments - net                            1,017             18
   (6,885)       (10,202)
Income tax expense (benefit)                                           356         (1,112)
   (2,410)        (4,587)
                                                                 ---------      ---------
- ---------      ---------
Net realized gain (loss) on investments                                661          1,130
   (4,475)        (5,615)
                                                                 ---------      ---------
- ---------      ---------
Net income (loss) - wholly owned subsidiary                             94             (8)
      169            (20)
                                                                 ---------      ---------
- ---------      ---------
Net income                                                         $11,141        $13,616
  $30,694        $32,564
                                                                 =========      =========
=========      =========

See accompanying note to financial statements.

PAGE 5

                           IDS CERTIFICATE COMPANY

                           STATEMENT OF CASH FLOWS                            (Unaudited)
                 ------------------------------------------


                                                              For the Nine Months Ended
                                                            -----------------------------
                                                            Sept. 30, 1994 Sept. 30, 1993
                                                            -------------- --------------
                                                                    ($ Thousands)
Cash Flows from Operating Activities:
  Net Income                                                       $30,694        $32,564

  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Net (income) loss of wholly owned subsidiary                      (169)            20
    Certificate reserves                                            76,808         96,771
    Interest income added to certificate loans                      (1,636)        (1,899)
    Amortization of premium/discount - net                          17,358         22,281
    Deferred federal income taxes                                    1,966         11,344
    Deferred distribution fees                                      (3,646)         1,024
    Net loss on investments                                          6,885         10,202
    (Increase) decrease in dividends and interest receivable        (2,405)         6,336
    Decrease in other assets                                            -             968
    (Decrease) increase in other liabilities                        (1,503)         5,559
                                                                 ---------      ---------
    Net cash provided by operating activities                      124,352        185,170
                                                                 ---------      ---------
Cash Flows from Investing Activities:
  Maturity and redemption of investments:
    Hold-to-maturity securities                                    230,313        496,187
    Available-for-sale securities                                  144,806             -
    Other investments                                               31,567         15,818
  Sale of investments:
    Hold-to-maturity securities                                      3,164        326,826
    Available-for-sale securities                                  240,529             -
    Other investments                                                   -           5,279
  Certificate loan payments                                          5,772          7,002
  Purchase of investments:
    Hold-to-maturity securities                                         -        (373,730)
    Available-for-sale securities                                 (595,396)            -
    Other investments                                               (7,354)       (76,416)
  Certificate loan fundings                                         (6,099)        (7,612)
  Investment in subsidiary                                            (450)            -
                                                                 ---------      ---------
    Net cash provided by investing activities                      $46,852       $393,354
                                                                 ---------      ---------

See accompanying note to financial statements.

PAGE 6

                           IDS CERTIFICATE COMPANY

                           STATEMENT OF CASH FLOWS         (Continued)        (Unaudited)
                 ------------------------------------------
                                                              For the Nine Months Ended
                                                            -----------------------------
                                                            Sept. 30, 1994 Sept. 30, 1993
                                                            -------------- --------------
                                                                    ($ Thousands)
Cash Flows from Financing Activities:
  Reserve payments by certificate holders                       $1,120,584       $855,699
  Proceeds from securities loaned to brokers                            -           6,150
  Proceeds from reverse repurchase agreements                           -          72,800
  Certificate maturities and cash surrenders                    (1,215,349)    (1,308,991)
  Payments to brokers upon return of securities loaned                  -          (7,792)
  Payments under reverse repurchase agreements                          -         (72,800)
  Dividends paid                                                   (37,200)       (37,000)
                                                                 ---------      ---------
    Net cash used by financing activities                         (131,965)      (491,934)
                                                                 ---------      ---------
Net Increase In Cash and Cash Equivalents                           39,239         86,590

Cash and Cash Equivalents Beginning of Period                       54,059         71,359
                                                                 ---------      ---------
Cash and Cash Equivalents End of Period                            $93,298       $157,949
                                                                 =========      =========
Supplemental Disclosures:
  Cash received for income taxes                                    $2,229        $25,973
  Certificate maturities and surrenders through loan
    reductions                                                       9,237         10,782

See accompanying note to financial statements.

IDS CERTIFICATE COMPANY

NOTE TO FINANCIAL STATEMENTS (Unaudited)
($ in THOUSANDS)
- ----------------------------------------

1. In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which Registrant adopted as of January 1, 1994. The balance of Stockholder's Equity at September 30, 1994 was decreased by $11,261 to reflect the net unrealized holding losses, net of deferred income taxes, on securities classified as available for sale previously carried at amortized cost or the lower of cost or market. Under the new rules, debt securities that Registrant has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that Registrant does not have the positive intent to hold to maturity, as well as all marketable equity securities, are classified as available for sale and carried at fair value. Unrealized holding gains and losses on securities classified as available for sale are carried as a separate component of Stockholder's Equity.

PAGE 7
IDS CERTIFICATE COMPANY

NOTE TO FINANCIAL STATEMENTS (Continued) (Unaudited)
($ in THOUSANDS)
- ----------------------------------------

The following is a summary of investments in unaffiliated issuers:

                                                            Sept. 30, 1994  Dec. 31, 1993
                                                            -------------- --------------
Investment securities at amortized cost...............          $1,319,136     $2,431,919
Investment securities at fair value...................           1,038,398             -
First mortgage loans on real estate...................             256,921        281,865
Certificate loans - secured by certificate reserves...              60,155         67,429
                                                               -----------    -----------
Total                                                           $2,674,610     $2,781,213
                                                               ===========    ===========

                MANAGEMENT'S NARRATIVE ANALYSIS OF THE
                         RESULTS OF OPERATIONS
                --------------------------------------


During the first nine months of 1994, total assets and certificate reserves decreased $46 million and $27 million, respectively. The decreases resulted primarily from certificate maturities and surrenders exceeding certificate sales. The decrease in total assets also reflects $17 million of unrealized depreciation on investment securities classified as available for sale.

Sales of single payment certificates totaled $351 million and $396 million during the second and third quarters of 1994, respectively, compared to $232 million and $250 million during the comparable periods in 1993, respectively.

Certificate maturities and surrenders totaled $457 million and $383 million during the second and third quarters of 1994, respectively, compared to $427 million and $448 million during the comparable periods in 1993, respectively.

For the first nine months of 1994 and 1993, single payment certificate sales totaled $997 million and $740 million, respectively. Certificate maturities and surrenders for the first nine months of 1994 and 1993 totaled $1,225 million and $1,320 million, respectively. The excess of certificate maturities and surrenders over certificate sales resulted primarily from lower interest rates declared by Registrant during the periods, reflecting lower interest rates available in the marketplace.

Investment income decreased 14 percent during the first nine months of 1994 from the prior year's period reflecting a lower average balance of invested assets.

The 10 percent decrease in investment expenses resulted primarily from lower amortization of premiums paid for interest rate caps due to accelerated amortization of certain interest rate caps in the first quarter of 1993.

PAGE 8
Lower distribution and investment advisory and services fees also contributed to the decrease in investment expenses.

Net provision for certificate reserves decreased 20 percent during the first nine months of 1994 from the prior year's period reflecting a lower average balance of certificate reserves and lower accrual rates.

The decrease in income tax benefit resulted primarily from lower tax-advantaged income during the current period compared to the prior year's period.

During the first nine months of 1994, Registrant sold a hold-to-maturity security with an amortized cost and fair value of $3.2 million. The security was sold because of deterioration in the issuer's creditworthiness. During the period, Registrant also sold debt securities classified as available for sale and marketable equity securities realizing gross gains of $.4 million and gross losses of $10 million.

Certificate reserve financing activities used net cash of $95 million during the first nine months of 1994, compared to $453 million during the prior year's period. Cash flows from operating activities and scheduled maturities of investments were more than adequate to fund the net outflow of cash related to certificate obligations.

Cash dividends amounting to $37.2 million were paid during the first nine months of 1994.

PAGE 9
                        IDS CERTIFICATE COMPANY

                      PART II.  OTHER INFORMATION
                      ---------------------------

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
(a)  None

(b) A report on Form 8-K, dated September 7, 1994, was filed by Registrant on September 7, 1994. No financial statements were filed. As required by a Securities and Exchange Commission order, Registrant reported all purchases through underwriting syndicates in which an affiliated broker participated. The purchases were for the period January 1, 1994 to June 30, 1994.

PAGE 10
                          SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT                         IDS CERTIFICATE COMPANY


BY

NAME AND TITLE                     Stuart A. Sedlacek, President,
                                   principal executive officer and
                                   Director
DATE                               November 11, 1994

BY

NAME AND TITLE                     Jay Hatlestad, Controller,
                                   principal accounting officer
DATE                               November 11, 1994