Form 10-K
IDS CERTIFICATE CO /MN/
filed 1995-03-30
CIK 52428

PAGE 1
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 30(a) OF THE INVESTMENT
     COMPANY ACT OF 1940 AND SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934            [FEE REQUIRED]

For the fiscal year ended December 31, 1994
                               OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934         [NO FEE REQUIRED]

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

PAGE 3
                        PART I

Item 1.   Business

     IDS Certificate Company (IDSC) is incorporated under the laws of Delaware. Its principal executive offices are located in the IDS Tower, Minneapolis, Minnesota, and its telephone number is (612) 671-3131. American Express Financial Corporation (formerly know as IDS Financial Corporation), a Delaware corporation, IDS Tower 10, Minneapolis, Minnesota 55440-0010, owns 100% of the outstanding voting securities of IDSC. As of January 1, 1995, IDS Financial Corporation changed its name to American Express Financial Corporation. American Express Financial Corporation is a wholly owned subsidiary of American Express Company (American Express), a New York Corporation, with headquarters at American Express Tower, World Financial Center, New York, New York.

     IDSC is a face-amount certificate investment company registered under the Investment Company Act of 1940 (1940 Act). IDSC is in the business of issuing face-amount certificates. Face-amount certificates issued by IDSC entitle the certificate holder to receive, at maturity, a stated amount of money and interest or credits declared from time to time by IDSC, in its discretion.

     IDSC is continuously engaged in new product development.
IDSC currently offers seven certificates to the public: "IDS Future Value Certificate", "IDS Cash Reserve Certificate", "IDS Flexible Savings Certificate" (formerly "IDS Variable Term Certificate"), "IDS Installment Certificate", "IDS Stock Market Certificate", "IDS Investors Certificate" and "IDS Special Deposits". The IDS Special Deposits is only offered for sale in London, England, and is not registered for sale in the United States. All certificates are currently sold without a sales charge. The IDS Installment Certificate, the IDS Flexible
Savings Certificate, the IDS Stock Market Certificate, the IDS Investors Certificate and the IDS Special Deposits currently bear surrender charges for premature surrenders. All of the above described certificates, except the IDS Special Deposits, are distributed pursuant to a Distribution Agreement with American Express Financial Advisors Inc. (formerly known as IDS Financial Services Inc.), an affiliate of IDSC. With respect to the IDS Investors Certificate and the IDS Stock Market Certificate, American Express Financial Advisors Inc., in turn, has Selling Agent Agreements with American Express Bank International (AEBI), a subsidiary of American Express, and Coutts & Co. (USA) International (Coutts), a subsidiary of NatWest PLC, for selling the certificates. American Express Financial Advisors Inc. also distributes the IDS Stock Market Certificate. With respect to the IDS Special Deposits, IDSC has a Marketing Agreement with American Express Bank Ltd. (AEB), a subsidiary of American Express, for marketing the certificate.

PAGE 4
     AEBI and Coutts are Edge Act corporations organized under the provisions of Section 25(a) of the Federal Reserve Act. American Express Financial Advisors Inc. has entered into a consulting agreement with AEBI under which AEBI provides consulting services related to any selling agent agreements between American Express Financial Advisors Inc. and other Edge Act corporations.

     IDSC also offers one certificate in connection with certain employee benefit plans available to eligible American Express Financial Corporation employees, financial advisors and retirees. This certificate is called the Series D-1 Investment Certificate.

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

     The IDS Future Value Certificate is a single payment certificate on which IDSC guarantees interest in advance for a 4, 5, 6, 7, 8, 9 or 10-year maturity, at the buyer's option.

     The IDS Cash Reserve Certificate is a single pay certificate that permits additional investments and on which IDSC guarantees interest in advance for a three-month term.

     The IDS Flexible Savings Certificate is a single payment certificate that permits a limited amount of additional payments and on which IDSC guarantees interest in advance for a term of 6, 12, 18, 24, 30 or 36 months, and potentially other terms, at the buyer's option.

     The IDS Installment Certificate is an installment payment certificate that declares interest in advance for a three-month period and offers bonuses in the third through sixth years for regular investments.

     The IDS Stock Market Certificate is a single payment certificate that offers the certificate holder the opportunity to have all or part of his/her interest tied to stock market performance, as measured by a broad stock market index, with return of principal guaranteed by IDSC. The holder can also choose to earn a fixed rate of interest. In addition to being sold to clients of American Express Financial Advisors Inc. pursuant to a Distribution Agreement with American Express Financial Advisors Inc., this certificate is sold by AEBI and Coutts under Selling Agent Agreements with American Express Financial Advisors Inc. to AEBI's clients and certain of Coutts' clients, respectively, who are neither citizens nor residents of the United States.

     The IDS Investors Certificate is a single payment certificate that generally permits additional payments within 15 days of term renewal. Interest rates are guaranteed in advance by IDSC for a term of 1, 2, 3, 6, 12, 24 or 36 months, at the PAGE 5 buyer's option. This certificate is currently sold by AEBI and Coutts, through Selling Agent Agreements with American Express Financial Advisors Inc., only to AEBI's clients and certain of Coutts' clients, respectively, who are neither citizens nor residents of the United States.

     The IDS Special Deposits is a single payment certificate that permits additional payments within 15 days of term renewal. Interest rates are guaranteed in advance by IDSC for a term of 1, 2, 3, 6, 12, 24 or 36 months, at the buyer's option. This certificate is currently marketed by AEB in the London office, through a Marketing Agreement with IDSC, only to AEB's clients who are neither citizens nor residents of the United States. This certificate is not registered for sale in the United States.

     IDSC is by far the largest issuer of face-amount certificates in the United States. However, such certificates compete with many other investments offered by banks, savings and loan associations, mutual funds, broker-dealers and others, which may be viewed by potential clients as offering a comparable or superior combination of safety and return on investment. In particular, some of IDSC's products are designed to be competitive with the types of investment offered by banks and thrifts. Since IDSC's face-amount certificates are securities, their offer and sale are subject to regulation under federal and state securities laws. IDSC's certificates are backed by its qualified assets on deposit and are not insured by any governmental agency or other entity.

     For all of the certificates, except for the IDS Investors Certificate and the IDS Special Deposits, IDSC's current policy is to re-evaluate the certificate rates weekly to respond to marketplace changes. For the IDS Investors Certificate and the IDS Special Deposits, IDSC's current policy is to re-evaluate the rates on a daily basis. For each product, IDSC refers to an independent index to set the rates for new sales. Except for IDS Special Deposits, IDSC must set the rates for an initial purchase of the certificate within a specified range of the rate from such index. For renewals, IDSC uses such rates as an indication of the competitors' rates, but is not required to set rates within a specified range.

     For the IDS Flexible Savings Certificate, IDS Cash Reserve Certificate and the IDS Series D-1 Investment Certificate, the published rates of the BANK RATE MONITOR Top 25 Market Averagetm for various length bank certificates of deposit are used as the guide in setting rates. For the IDS Installment Certificate, the average interest rate for money market deposit accounts, as published by the BANK RATE MONITOR Top 25 Market Average (the BRM Average), is used as a guide in setting rates. For the IDS Future Value Certificate, the average quoted yields of certain U.S. Treasury Bonds for similar maturities, as published in the Wall Street Journal and the New York Times, are currently used as a guide in setting rates. IDSC is developing an alternative guide for Future Value certificates using the published rates of the BANK RATE MONITOR Top 25 Market Averagetm . For the IDS Investors Certificate and IDS Special Deposits, the published average rates for comparable length dollar deposits available on an interbank basis, referred to as the London Interbank Offered Rates (LIBOR), are used as a guide in setting rates.
PAGE 6
     To compete with popular short-term investment vehicles such as certificates of deposit, money market certificates and money market mutual funds that offer comparable yields, liquidity and safety of principal, IDSC offers the IDS Cash Reserve Certificate and the IDS Flexible Savings Certificate. The yields and features on these products are designed to be competitive with such short-term products. The IDS Investors Certificate and IDS Special Deposits also compete with short-term products but use LIBOR rates. The IDS Future Value Certificate has certain features similar to those of zero coupon bonds and is intended to compete with that type of investment as well as with intermediate to long-term certificates of deposit. The IDS Installment Certificate is intended to help clients save systematically and may compete with passbook savings and NOW accounts. The IDS
Stock Market Certificate is designed to offer interest tied to a major stock market index and principal guaranteed by IDSC. Certain banks offer certificates of deposit that have features similar to the Stock Market Certificate.

     IDSC's gross income is derived principally from interest and dividends generated by its investments. IDSC's net income is determined by deducting from such gross income its provision for certificate reserves, and other expenses, including taxes, the fee paid to American Express Financial Corporation for advisory and other services, the distribution fees paid to American Express Financial Advisors Inc., and marketing fees paid to AEB.

The following table shows IDSC's certificate payments received and certificate surrenders for the three years ended December 31, 1994:

                                     1994         1993        1992
Single Payment Certificates                 ($ in millions)
Non-Qualified
  Payments through
    American Express
    Financial Advisors Inc.       $  802.4     $  581.5    $  613.4
    AEBI, AEB and Coutts             436.0        243.0       442.5
  Surrenders through
    American Express
    Financial Advisors Inc.          753.6        882.8     1,004.5
    AEBI, AEB and Coutts             429.2        395.3       507.3

Qualified
  Through American Express
  Financial Advisors Inc.
  Payments                           264.9        166.8       217.1
  Surrenders                         238.5        276.7       352.9

Installment Payment Certificates
  Through American Express
  Financial Advisors Inc.

Non-Qualified
  Payments                           107.6        108.2       102.5
  Surrenders                         116.6        103.6        99.9

Qualified
  Payments                             2.9          3.9         4.8
  Surrenders                           7.8          8.0        18.4
PAGE 7
     In 1994, approximately 29% of single payment certificate payments were through AEBI, AEB and Coutts and approximately 18% of single payment certificate payments and 3% of installment certificate payments were of tax-qualified certificates for use in IRAs, 401(k) plans and other qualified retirement plans.

     The certificates offered by American Express Financial Advisors Inc. are sold pursuant to a distribution agreement which is terminable on 60 days' notice and is subject to annual approval by IDSC's Board of Directors, including a majority of the directors who are not "interested persons" of American Express Financial Advisors Inc. or IDSC as that term is defined in the 1940 Act. The agreement provides for the payment of distribution fees to American Express Financial Advisors Inc. for services provided thereunder. American Express Financial Advisors Inc. is a wholly owned subsidiary of American Express Financial Corporation. For the distribution of the IDS Investors Certificate, American Express Financial Advisors Inc., in turn, has Selling Agent Agreements with AEBI and Coutts. For marketing IDS Special Deposits, IDSC has a Marketing Agreement with AEB. These agreements are terminable upon 60 days' notice and subject to annual review by the directors who are not "interested persons" of American Express Financial Advisors Inc. or IDSC.

     IDSC receives advice, statistical data and recommendations with respect to the acquisition and disposition of securities for its portfolio from American Express Financial Corporation, under an investment management agreement which is subject to annual renewal by IDSC's Board of Directors, including a majority of the directors who are not "interested persons" of American Express Financial Corporation or IDSC.

     IDSC is required to maintain "qualified investments" meeting the standards of Section 28(b) of the 1940 Act. The amortized cost of said investments must be at least equal to IDSC's net liabilities on all outstanding face-amount certificates plus $250,000. IDSC's qualified assets consist of cash and cash equivalents, first mortgage loans on real estate, U.S. government and government agency securities, municipal bonds, corporate bonds, preferred stocks and other securities meeting specified standards. IDSC is subject to annual examination and supervision by the State of Minnesota, Department of Commerce (Banking Division).

     Distribution fees on sales of certain certificates are deferred and amortized over the estimated lives of the related certificates, which is approximately 10 years. Upon surrender, unamortized deferred distribution fees are charged against income. Thus, these certificates must remain in effect for a period of time to permit IDSC to recover such costs.

Item 2.   Properties

     None.

Item 3.   Legal Proceedings

     Registrant has no material pending legal proceedings other than ordinary routine litigation incidental to its business. PAGE 8
Item 4.   Submission of Matters to a Vote of Security Holders

     Item omitted pursuant to General Instructions J(1)(a) and (b) of Form 10-K.

                             PART II

Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters

     There is no market for the Registrant's common stock since it is a wholly owned subsidiary of American Express Financial Corporation and, indirectly, of American Express. Frequency and amount of dividends declared during the past two years are as follows:

     Dividend Payable Date                 Cash

     For year ended December 31, 1994:
     February 10, 1994                    $12,400,000
     May 10, 1994                          12,400,000
     August 10, 1994                       12,400,000
     December 29, 1994                      3,000,000
        Total                             $40,200,000


     Dividend Payable Date                 Cash

     For year ended December 31, 1993:
     February 9, 1993                     $11,000,000
     May 13, 1993                          13,000,000
     August 10, 1993                       13,000,000
     November 10, 1993                     12,500,000
     December 31, 1993                     15,000,000
         Total                            $64,500,000

     Restriction on the Registrant's present or future ability to pay dividends:

     Certain series of installment certificates outstanding provide that cash dividends may be paid by IDSC only in calendar years for which additional credits of at least 1/2 of 1% on such series of certificates have been authorized by IDSC. This restriction has been removed for 1995 and 1996 by action of IDSC on additional credits in excess of this requirement.

     Appropriated retained earnings resulting from the predeclaration of additional credits to IDSC's certificate holders are not available for the payment of dividends by IDSC. In addition, IDSC will discontinue issuance of certificates subject to the predeclaration of additional credits and will make no further predeclaration as to outstanding certificates if at any time the capital and unappropriated retained earnings of IDSC should be less than 5% of net certificate reserves (certificate reserves less certificate loans). At December 31, 1994, the capital and unappropriated retained earnings amounted to 5.18% of net certificate reserves.

PAGE 9
Item 6.  Selected Financial Data

Summary of selected financial information

The following selected financial information has been derived from the audited financial statements and should be read in conjunction with those statements and the related notes to financial statements. Also see Management's Discussion and Analysis of Financial Condition and Results of Operations for additional comments.

Year Ended Dec. 31,                           1994         1993        1992        1991        1990
                                                                        ($ thousands)
Statement of Operations Data:
Investment income                             $207,975     $236,859    $294,799    $351,970    $331,521
Investment expenses                             58,690       65,404      69,630      63,353      55,176

Net investment income before provisions
  for certificate reserves and income taxes    149,285      171,455     225,169     288,617     276,345
Net provision for certificate reserves         107,288      123,516     178,175     258,443     271,267

Net investment income before income taxes       41,997       47,939      46,994      30,174       5,078
Income tax benefit                               2,663        3,365      11,666      20,537      28,588

Net investment income                           44,660       51,304      58,660      50,711      33,666

Realized gain (loss) on investments - net:
Securities of unaffiliated issuers              (7,514)      (9,870)     (9,498)        (129)     2,178
Other - unaffiliated                             1,638         (418)       (500)      (1,053)      (851)

Total gain (loss) on investments                (5,876)      (10,288)    (9,998)      (1,182)      1,327
Income tax benefit (expense)                     2,047         4,617      3,399          402        (451)

Net realized gain (loss) on investments         (3,829)       (5,671)    (6,599)        (780)        876
Net income - wholly owned subsidiary               241           120          3          139         286

Net income                                     $41,072       $45,753    $52,064      $50,070     $34,828

Dividends declared:
Cash                                           $40,200       $64,500    $83,750      $74,800     $47,000
In-kind(a)                                           -             -     64,558       25,466           -

Balance Sheet Data:
Total assets                                   $3,040,857    $2,951,405 $3,444,985   $3,971,583  $4,168,586
Certificate loans                                  58,203        67,429     77,347       88,570      99,192
Certificate reserves                            2,887,405     2,777,451  3,256,472    3,712,570   3,859,530
Stockholder's equity                              141,852       161,138    179,885      223,820     273,600

IDS Certificate Company (IDSC) is 100% owned by American Express
Financial Corporation (Parent) formerly IDS Financial Corporation.

(a) Consisted of an investment security at amortized cost in 1992 and a reduction in the note receivable from Parent in 1991.

PAGE 10
Item 7.

Management's discussion and analysis of financial condition and results of operations

Results of operations:

IDS Certificate Company's (IDSC) earnings are derived primarily from the after-tax yield on invested assets less investment expenses and interest credited on certificate reserve liabilities. Changes in earnings' trends occur largely due to changes in the margin between rates of return on investments and rates of interest credited to certificate holder accounts and also, the mix of fully taxable and tax-advantaged investments in the IDSC portfolio.

During the years 1991 through 1993, total assets and certificate reserve liabilities decreased due to certificate maturities and surrenders exceeding certificate sales. The excess of certificate maturities and surrenders over certificate sales in 1993, 1992 and 1991 primarily reflected lower accrual rates declared by IDSC in those years, which in turn, reflected lower interest rates available in the marketplace.

During 1994, total assets and certificate reserves increased due to certificate sales exceeding certificate maturities and surrenders. The excess of certificate sales over certificate maturities and surrenders resulted primarily from higher accrual rates declared by IDSC during the last six months of 1994, reflecting rising interest rates in the marketplace. The increase in total assets in 1994 was tempered by $23 million of net unrealized depreciation on investment securities classified as available for sale, net of deferred taxes of $13 million.

1994 Compared to 1993:

Gross investment income decreased 12% due primarily to a lower average balance of invested assets.

The 10% decrease in investment expenses resulted primarily from lower amortization of the cost of interest rate caps and $2.3 million of reimbursement under cap agreements in 1994. Lower amortization of deferred distribution fees, and lower investment advisory and services fees due to a lower average asset base on which the fee is calculated contributed also, to the decrease in investment expenses.

Net provision for certificate reserves decreased 13% reflecting lower accrual rates during the first six months of the year and a lower average balance of certificate reserves.

The decrease in income tax benefit resulted primarily from lower tax-advantaged income.

1993 Compared to 1992:

Gross investment income decreased 20% due to a lower average balance of invested assets and lower investment yields.

PAGE 11
The 6.1% decrease in investment expenses resulted primarily from lower amortization of deferred distribution fees, and lower investment advisory and services fee due to a lower average asset base on which the fee is calculated. These decreases were partially offset by higher amortization of the cost of interest rate caps. The higher amortization reflects additional purchases and accelerated amortization of certain interest rate caps in 1993.

Net provision for certificate reserves decreased 31% reflecting lower accrual rates and a lower average balance of certificate reserves.

The $7.1 million decrease in income tax benefit resulted primarily from lower tax-advantaged income in 1993. The impact of the change in Federal statutory income tax rate in 1993 was an increase in income tax benefit of $.6 million of which $.4 million reflects the increase in rate on the Dec. 31, 1992 balance of temporary differences.

Liquidity and cash flow:

IDSC's principal sources of cash are reserve payments from sales of face-amount certificates and cash flows from investments. In turn, IDSC's principal uses of cash are payments to certificate holders for matured and surrendered certificates, purchase of investments and payments of dividends to the Parent.

Certificate sales volume increased 86% in 1994, reflecting higher accrual rates and clients' ongoing desire for safety of principal. Sales of certificates totaled $1.1 billion compared to $.6 billion in 1993 and $.7 billion during 1992.

IDSC, as an issuer of face-amount certificates, is affected whenever there is a significant change in interest rates. In view of the uncertainty in the investment markets and due to the short-term repricing nature of certificate reserve liabilities, IDSC continues to invest in securities with relatively short maturities and in securities that provide for more immediate, periodic interest/principal payments, resulting in improved liquidity. To accomplish this, IDSC continues to invest much of its cash flow in mortgage-backed securities and in intermediate-term bonds.

IDSC's investment program is designed to maintain an investment portfolio that will produce the highest possible after-tax yield within acceptable risk standards with additional emphasis on liquidity. The program considers investment securities as investments acquired to meet anticipated certificate holder obligations.

Effective Jan.1, 1994, IDSC adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under the SFAS 115, debt securities that IDSC has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities IDSC does not have the positive intent to hold to maturity, as well as all marketable equity securities, are classified as available for sale and carried at fair value. The available-for-sale classification does not mean that IDSC expects to sell these PAGE 12 securities, but that under SFAS No. 115 positive intent criteria, these securities are available to meet possible liquidity needs should there be significant changes in market interest rates or certificate holder demand. See notes 1 and 3 to the financial statements for additional information relating to SFAS No. 115.

At Dec. 31, 1994, securities classified as held to maturity and securities classified as available for sale were $1.3 billion and $1.2 billion, respectively. These securities, which comprise 84% of IDSC's total invested assets, are well diversified. Of these securities, 96% are of investment grade and, other than U.S. Government Agency mortgage-backed securities, no one issuer represents more than 1% of these securities. See note 3 to financial statements for additional information on ratings and diversification.

In 1994, in reaction to the rising interest rate environment, IDSC continued to restructure a portion of its investment security portfolio by selling $275 million of available-for sale securities. Gross gains of $.4 million and gross losses of $10.1 million were realized on the sales.

During 1992, IDSC charged earnings with $23.7 million of write-downs in the value of certain interest-only, mortgage-backed securities that resulted from high prepayments due to refinancing and additional payment activity on the underlying pool of mortgages due to declining interest rates. At Dec. 31, 1992, the carrying value of these securities was $30.2 million. During 1993, additional write-downs of $.6 million were recorded and all of these securities with a carrying value of $27.4 million were sold for $14.3 million. At Dec. 31, 1994, IDSC held no investments in interest-only or principal-only mortgage-backed securities.

During 1994, IDSC's reserve for possible losses on its below investment grade securities was reduced from $2.0 million at Dec. 31, 1993, to $1.0 million. The reduction reflects sales and exchanges of certain of these issues in 1994. IDSC does not generally invest in below investment grade securities and is limited by regulation as to the amount of such securities it can hold. IDSC's holdings in these securities result principally from the downgrading of the securities subsequent to purchase by IDSC. Management reviews these securities on a case-by-case basis to determine whether it is appropriate to hold them in IDSC's portfolio. Management believes that reserves for possible losses on securities owned at Dec. 31, 1994, are adequate, however, future economic factors could impact the ratings of securities owned and additional reserves for losses may need to be recognized.

Derivative financial instruments:

IDSC enters into transactions involving interest rate caps, and purchased and written call options to manage its exposure to rising interest rates. IDSC does not enter into such transactions for trading purposes. There is a possibility that the value of these instruments will change due to fluctuations in a factor from which the instrument derives its value. IDSC is not subject to this market risk because these instruments are largely used to hedge such risks, and therefore, the cash flow and income effects of the PAGE 13 instruments are inverse to the effects of of the underlying transactions. See note 8 to financial statements for additional information regarding derivative financial instruments.

Impact of new accounting standards:

The Financial Accounting Standards Board's SFAS No. 114 "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures", are effective Jan. 1, 1995. These statements apply to collateralized and uncollateralized loans except for large groups of homogeneous loans. A loan is considered impaired if, based on current information, it is probable that principal and interest due under the loan agreement will not be collected. The amount of impairment is the excess of the loan's carrying value over the present value of expected future cash flows discounted at the loan's effective rate, or if more practical, the loan's observable market price, or the fair value of collateral if the loan is collateral dependent. The new rules are not expected to have a material impact on IDSC's results of operations or financial condition.

Capital Contributions:

To manage its regulatory capital requirements, IDSC received a capital contribution from the Parent of $3.0 million in 1994.

Due to the decrease in IDSC's assets in 1992, IDSC felt its holding in Fund America Companies, Inc. preferred stock was too large an exposure to a single credit risk, resulting in IDSC's dividend-in-kind of the issue to Parent. Parent subsequently contributed capital to IDSC of $52 million. The contribution was necessary to manage IDSC's regulatory capital requirements.

Ratios:

The ratio of stockholder's equity, excluding net unrealized holding gains and losses on investment securities, to total assets less certificate loans at Dec. 31, 1994, was 5.54%, compared to 5.59% in 1993. IDSC intends to maintain a ratio of at least 5.0% in 1995, which meets current regulatory requirements.

PAGE 14
                     IDS CERTIFICATE COMPANY

Item 8.   Financial Statements and Supplementary Data

1. Financial Statements and Schedules Required under Regulation S-X

   Index to Financial Statements and Schedules              Page

Financial Statements:

   Report of Independent Auditors                            21

   Responsibility for Preparation of Financial Statements    22

   Balance Sheets, Dec. 31, 1994 and 1993                    23-24

   Statements of Operations, year ended Dec. 31, 1994,
    1993 and 1992                                            25-26

   Statements of Stockholder's Equity, year ended
    Dec. 31, 1994, 1993 and 1992                             27

   Statements of Cash Flows, year ended Dec. 31,
    1994, 1993 and 1992                                      28-29

   Notes to Financial Statements                             30-44

Schedules:

 I  -     Investments in Securities of Unaffiliated Issuers,
          Dec. 31, 1994

II  -     Investments in and Advances to Affiliates and Income
          Thereon, Dec. 31, 1994, 1993 and 1992

III -     Mortgage Loans on Real Estate and Interest earned on
          Mortgages, year ended Dec. 31, 1994

 V  -     Qualified Assets on Deposit, Dec. 31, 1994

VI  -     Certificate Reserves, year ended Dec. 31, 1994

VII -     Valuation and Qualifying Accounts, year ended
          Dec. 31, 1994, 1993 and 1992

     Schedules III and Schedule VI (formerly Schedule XI) for the year ended Dec. 31, 1993 and Schedule VI (formerly Schedule XI) for the year ended Dec. 31, 1992 are included in Registrant's Annual Reports on Form 10-K for the fiscal years ended Dec. 31, 1993 and Dec. 31, 1992, respectively, Commission file 2-23772, and are incorporated herein by reference.

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

          (1)c. Marketing Agreement dated October 10, 1991, between Registrant and American Express Bank Ltd., filed electronically as Exhibit 1(d) to Post-Effective Amendment No. 31 to Registration Statement No. 2-55252 for the Series D-1 Investment Certificate, is incorporated herein by reference.

          (1)d. Amendment to the Selling Agent Agreement dated December 12, 1994 between IDS Financial Services Inc. and American Express Bank International filed electronically as Exhibit 16(d) to Post-Effective Amendment No. 13 to Registration Statement No. 2-95577, is incorporated herein by reference.

          (1)e. Selling Agent Agreement dated December 12, 1994 between IDS Financial Services Inc. and Coutts & Co.
          (USA) International filed electronically as Exhibit 16(e) to Post-Effective Amendment No. 13 to Registration
          Statement No. 2-95577, is incorporated herein by reference.

PAGE 17
          (1)f. Consulting Agreement dated December 12, 1994 between IDS Financial Services Inc. and American Express Bank International filed electronically as Exhibit 16(f) Post-Effective No. 13 to Registration Statement No. 2-95577, is incorporated herein by reference.

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

          (25)a.  Officers' Power of Attorney dated May 17, 1994,
          1994, filed as Exhibit 25(a) to Post-Effective Amendment No. 13 to Registration Statement No. 2-95577, is incorporated herein by reference.

          (25)b. Directors' Power of Attorney dated May 13, 1994, 1994, filed as Exhibit 25(b) to Post-Effective Amendment No. 13 to Registration Statement No. 2-95577, is incorporated herein by reference.

     (b) Reports on Form 8-K filed during the last quarter of the period covered by this report.

          None

PAGE 19
                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT                         IDS CERTIFICATE COMPANY

                                   /s/ Stuart A. Sedlacek
BY                                 BRUCE A. KOHN
NAME AND TITLE                     Stuart A. Sedlacek*
                                   President
DATE                               March 30, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY                                 BRUCE A. KOHN
NAME AND TITLE                     Stuart A. Sedlacek* **
                                   President and Director
                                   (Principal Executive Officer)
DATE                               March 30, 1995

BY                                 BRUCE A. KOHN
NAME AND TITLE                     Jay C. Hatlestad,* Vice
                                   President and Controller
                                   (Principal Accounting Officer)
DATE                               March 30, 1995

BY                                 BRUCE A. KOHN
NAME AND TITLE                     Morris Goodwin,* Vice President
                                   and Treasurer (Principal
                                   Financial Officer)
DATE                               March 30, 1995

BY                                 BRUCE A. KOHN
NAME AND TITLE                     David R. Hubers,** Director
DATE                               March 30, 1995

BY                                 BRUCE A. KOHN
NAME AND TITLE                     Charles W. Johnson,** Director
DATE                               March 30, 1995

BY                                 BRUCE A. KOHN
NAME AND TITLE                     Edward Landes,** Director
DATE                               March 30, 1995

BY                                 BRUCE A. KOHN
NAME AND TITLE                     John V. Luck,** Director
DATE                               March 30, 1995

BY                                 BRUCE A. KOHN
NAME AND TITLE                     James A. Mitchell,** Director
DATE                               March 30, 1995

BY                                 BRUCE A. KOHN
NAME AND TITLE                     Harrison Randolph,** Director
DATE                               March 30, 1995

BY                                 BRUCE A. KOHN
NAME AND TITLE                     Gordon H. Ritz,** Director
DATE                               March 30, 1995

*  Signed pursuant to Officers' Power of Attorney dated May 17,
1994 filed as Exhibit 25(a) to Post-Effective Amendment
No. 13 to Registration Statement No. 2-95577, incorporated herein by reference.


_______________________
Bruce A. Kohn


** Signed pursuant to Directors' Power of Attorney dated May 13,
1994 filed as Exhibit 25(b) to Post-Effective Amendment No. 13 to
Registration Statement No. 2-95577, incorporated herein by reference.


_______________________
Bruce A. Kohn

PAGE 21
                 REPORT OF INDEPENDENT AUDITORS




The Board of Directors and Security Holders
IDS Certificate Company:



We have audited the accompanying balance sheets of IDS
Certificate Company, a wholly owned subsidiary of American Express Financial Corporation (formerly IDS Financial Corporation), as of December 31, 1994 and 1993, and the related statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in the index at
Item 8. These financial statements and schedules are the responsibility of the management of IDS Certificate Company. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. Our procedures included confirmation of investments owned as of December 31, 1994 and 1993 by correspondence with custodians and brokers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IDS Certificate Company at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in note 1 to the financial statements, IDS Certificate Company changed its method of accounting for certain investments in debt and equity securities in 1994.





                                            ERNST & YOUNG LLP
                                            Minneapolis, Minnesota
                                            February 2, 1995

PAGE 22
IDS Certificate Company

Responsibility for Preparation of Financial Statements

The management of IDS Certificate Company (IDSC) is responsible for the preparation and fair presentation of its financial statements. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and include amounts based on the best judgment of management. IDSC's management is also responsible for the accuracy and consistency of other financial information included in this Form 10-K.

In recognition of its responsibility for the integrity and objectivity of data in the financial statements, IDSC maintains a system of internal control over financial reporting. The system is designed to provide reasonable, but not absolute, assurance with respect to the reliability of IDSC's financial statements. The concept of reasonable assurance is based on the notion that the cost of the internal control system should not exceed the benefits derived.

The internal control system is founded on an ethical climate and includes an organizational structure with clearly defined lines of responsibility, policies and procedures, and the careful selection and training of employees. Internal auditors monitor and assess the effectiveness of the internal control system and report their findings to management throughout the year. IDSC's independent auditors are engaged to express an opinion on the year-end financial statements and, with the coordinated support of the internal auditors, review the financial records and related data and test the internal control system over financial reporting.

PAGE 23
Balance Sheets, Dec. 31,

Assets

Qualified Assets (note 2)                                                 1994             1993
                                                                              ($ thousands)
Investments in unaffiliated issuers (notes 3 and 9):
  Cash and cash equivalents                                           $140,128          $54,059
  Securities at amortized cost or the lower of cost or market                -        2,431,919
  Held-to-maturity securities                                        1,245,793                -
  Available-for-sale securities                                      1,226,674                -
  First mortgage loans on real estate                                  253,968          281,865
  Certificate loans - secured by certificate reserves                   58,203           67,429
Investments in and advances to affiliates                                5,399            4,812

Total investments                                                    2,930,165        2,840,084

Receivables:
  Dividends and interest                                                42,261           40,432
  Investment securities sold                                             7,269           10,068

Total receivables                                                       49,530           50,500

Other (notes 8 and 9)                                                   25,094           41,153

Total qualified assets                                               3,004,789        2,931,737


Other Assets

Deferred distribution fees                                              27,142           19,615
Deferred federal income taxes (note 7)                                   8,372                -
Other                                                                      554               53

Total other assets                                                      36,068           19,668


Total assets                                                        $3,040,857       $2,951,405

See notes to financial statements.

PAGE 24
Balance Sheets, Dec. 31,

Liabilities and Stockholder's Equity

Liabilities                                                               1994             1993
                                                                              ($ thousands)
Certificate Reserves (notes 4 and 9):
Installment certificates:
  Reserves to mature                                                  $335,712         $352,649
  Additional credits and accrued interest                               19,698           18,555
  Advance payments and accrued interest                                  1,634            1,943
  Other                                                                     56               54
 Fully paid certificates:
  Reserves to mature                                                 2,389,198        2,243,416
  Additional credits and accrued interest                              140,766          160,440
Due to unlocated certificate holders                                       341              394

Total certificate reserves                                           2,887,405        2,777,451

Accounts Payable and Accrued Liabilities:
  Due to Parent (note 6A)                                                1,186            1,182
  Due to Parent for federal income taxes                                     -            5,862
  Due to affiliates (note 6B and 6C)                                     2,883            1,457
  Payable for investment securities purchased                            1,362                -
  Accounts payable, accrued expenses and other (notes 8 and 9)           6,169            4,150

Total accounts payable and accrued liabilities                          11,600           12,651

Deferred federal income taxes (note 7)                                       -              165

Total liabilities                                                    2,899,005        2,790,267

Stockholder's Equity (notes 4B, 4C, and 5):

Common stock, $10 par - authorized and issued 150,000 shares             1,500            1,500
Additional paid-in capital                                             140,344          147,144
Retained earnings:
  Appropriated for predeclared additional credits/interest              18,398            2,726
  Appropriated for additional interest on advance payments                  50               25
  Unappropriated                                                         4,718            9,743
Unrealized holding gains and losses on investment
  securities - net (note 3A)                                           (23,158)               -

Total stockholder's equity                                             141,852          161,138

Total liabilities and stockholder's equity                          $3,040,857       $2,951,405

See notes to financial statements.

PAGE 25
Statements of Operations

Year ended Dec. 31,                                              1994            1993            1992
                                                                            ($ thousands)
Investment Income:
Interest income from investments:
  Bonds and notes:
    Unaffiliated issuers                                      $125,546       $140,991        $178,071
   Mortgage loans on real estate:
    Unaffiliated                                                24,006         24,071          18,430
    Affiliated                                                      68             78              88
  Certificate loans                                              3,342          3,882           4,479
Dividends                                                       54,170         67,115          92,599
Other                                                              843            722           1,132

Total investment income                                        207,975        236,859         294,799

Investment Expenses:
Parent and affiliated company fees (note 6):
  Distribution                                                  27,007         28,477          32,752
  Investment advisory and services                              13,565         15,036          17,851
  Depositary                                                       183            201             225
  Transfer agent                                                    -              -                7
Options (note 8)                                                 9,854          9,419          10,323
Interest rate caps (note 8)                                      7,608         11,667           7,649
Other                                                              473            604             823

Total investment expenses                                       58,690         65,404          69,630

Net investment income before provisions
  for certificate reserves and income taxes                   $149,285       $171,455        $225,169

See notes to financial statements.

PAGE 26
Statements of Operations (continued)

Year ended Dec. 31,                                               1994           1993            1992
                                                                             ($ thousands)
Provision for Certificate Reserves (notes 4 and 8):
According to the terms of the certificates:
  Provision for certificate reserves                           $13,317         $20,555        $28,685
  Interest on additional credits                                 3,174           3,605          3,904
  Interest on advance payments                                      61              90             68
Additional credits/interest authorized by IDSC:
  On fully paid certificates                                    85,101          93,546        141,197
  On installment certificates                                    6,741           6,704          5,270
  On advance payments                                                -               -             89

Total provision before reserve recoveries                      108,394         124,500        179,213
Reserve recoveries from terminations
 prior to maturity                                              (1,106)           (984)        (1,038)

Net provision for certificate reserves                         107,288         123,516         178,175

Net investment income before income taxes                       41,997          47,939          46,994
Income tax benefit (note 7)                                      2,663           3,365          11,666

Net investment income                                           44,660          51,304          58,660

Realized gain (loss) on investments - net:
  Securities of unaffiliated issuers                            (7,514)         (9,870)         (9,498)
  Other-unaffiliated                                             1,638            (418)           (500)
Total loss on investments                                       (5,876)        (10,288)         (9,998)
Income tax benefit (expense) (note 7):
  Current                                                        2,414          19,508          (6,121)
  Deferred                                                        (367)        (14,891)          9,520
Total income tax benefit                                         2,047           4,617           3,399
Net realized loss on investments                                (3,829)         (5,671)         (6,599)
Net income - wholly owned subsidiary                               241             120               3
Net income                                                     $41,072         $45,753         $52,064

See notes to financial statements.

PAGE 27
Statements of Stockholder's Equity

Year ended Dec. 31,                                                1994           1993            1992
                                                                              ($ thousands)

Common Stock:
Balance at beginning and end of year                             $1,500         $1,500          $1,500

Additional Paid-in Capital:
Balance at beginning of year                                   $147,144       $166,144        $206,393
Contribution from Parent                                          3,000              -          52,309
Dividends declared:
  Cash                                                           (9,800)       (19,000)        (28,000)
  Investment security                                                 -              -         (64,558)

Balance at end of year                                         $140,344       $147,144        $166,144

Retained Earnings:
Appropriated for predeclared additional credits/interest (note 4B):
Balance at beginning of year                                     $2,726         $2,804          $4,247
Transferred from (to) unappropriated retained earnings           15,672            (78)         (1,443)

Balance at end of year                                          $18,398         $2,726          $2,804

Appropriated for additional interest on advance payments (note 4C):
Balance at beginning of year                                        $25           $100            $100
Transferred from (to) unappropriated retained earnings               25            (75)              -

Balance at end of year                                              $50            $25            $100

Unappropriated (note 5):
Balance at beginning of year                                     $9,743         $9,337         $11,580
Net income                                                       41,072         45,753          52,064
Transferred (to) from appropriated retained earnings            (15,697)           153           1,443
Cash dividends declared                                         (30,400)       (45,500)        (55,750)

Balance at end of year                                           $4,718         $9,743          $9,337

Unrealized holding gains and losses on investment securities -
  net (notes 1 and 3A):
Balance at beginning of year                                          $-            $-             $-
Adjustment due to initial application of SFAS 115                 8,827              -              -
Decrease during year                                            (31,985)             -              -

Balance at end of year                                         ($23,158)            $-             $-

Total stockholder's equity                                     $141,852       $161,138       $179,885

See notes to financial statements.

PAGE 28
Statements of Cash Flows

Year ended Dec. 31,                                                 1994            1993          1992
                                                                                ($ thousands)
Cash flows from operating activities:
Net income                                                       $41,072         $45,753       $52,064
Adjustments to reconcile net income to net
cash provided by operating activities:
Net income of wholly owned subsidiary                               (241)           (120)           (3)
Certificate reserves                                             107,288         123,516       178,175
Interest income added to certificate loans                        (2,133)         (2,454)       (2,743)
Amortization of premium/discount-net                              22,114          27,494        30,136
Deferred federal income taxes                                      4,263          11,446       (13,501)
Deferred distribution fees                                        (7,527)          1,935         1,277
Net loss on investments                                            5,876          10,288         9,998
(Increase) decrease in dividends and interest receivable -        (1,829)         10,009        10,946
(Increase) decrease in other assets                                 (466)            967         2,277
Increase (decrease) in other liabilities                          (3,210)          4,979        (2,934)

Net cash provided by operating activities                        165,207         233,813       265,692

Cash flows from investing activities:
Maturity and redemption of investments:
  Held-to-maturity securities                                    350,411         641,778       951,155
  Available-for-sale securities                                  173,547               -             -
  Other investments                                               35,130          21,373        17,492
Sale of investments:
  Held-to-maturity securities                                      3,164         329,942       616,628
  Available-for-sale securities                                  267,808               -             -
  Other investments                                                    -           5,454             -
Certificate loan payments                                          7,508           8,991        10,505
Purchase of investments:
  Held-to-maturity securities                                    (46,080)       (498,841)   (1,025,097)
  Available-for-sale securities                                 (830,826)              -             -
  Other investments                                               (9,208)        (78,816)     (122,465)
Certificate loan fundings                                         (7,603)        (10,275)      (12,610)
Investment in subsidiary                                            (450)         (2,000)            -

Net cash (used in) provided by investing activities             ($56,599)       $417,606      $435,608

See notes to financial statements.

PAGE 29
Statements of Cash Flows (continued)

Year ended Dec. 31,                                                 1994            1993          1992
                                                                                ($ thousands)

Cash flows from financing activities:
Reserve payments by certificate holders                       $1,613,820      $1,103,391    $1,380,376
Proceeds from securities loaned to brokers                             -           6,150        52,721
Proceeds from reverse repurchase agreements                            -          72,800       215,475
Capital contribution from Parent                                   3,000               -        52,309
Certificate maturities and cash surrenders                    (1,599,159)     (1,705,967)   (2,007,880)
Payments to brokers upon return of securities loaned                   -          (7,793)      (53,550)
Payments under reverse repurchase agreements                           -         (72,800)     (215,475)
Dividends paid                                                   (40,200)        (64,500)      (83,750)

Net cash used in financing activities                            (22,539)       (668,719)     (659,774)

Net increase (decrease) in cash and cash equivalents              86,069         (17,300)       41,526
Cash and cash equivalents beginning of year                       54,059          71,359        29,833

Cash and cash equivalents end of year                           $140,128          $54,059       $71,359


Supplemental disclosures including non-cash transactions:
Cash received for income taxes                                    $2,416          $26,606        $3,847
Certificate maturities and surrenders through loan reductions     11,454           13,656        16,071
Dividend-in-kind of preferred stock including related
deferred income tax of $516                                            -                -        64,558

See notes to financial statements.

PAGE 30
Notes to Financial Statements ($ in thousands unless indicated otherwise)


1.  Summary of significant accounting policies

IDS Certificate Company (IDSC) is a wholly owned subsidiary of American Express Financial Corporation (Parent) (formerly IDS
Financial Corporation), which is a wholly owned subsidiary of American Express Company.

IDSC is in the business of issuing face-amount investment certificates.

Described below are certain accounting policies that are important to an understanding of the accompanying financial statements.

Basis of financial statement presentation

The accompanying financial statements are presented in accordance with generally accepted accounting principles, except only the accounts of IDSC are included. IDSC uses the equity method of accounting for its wholly owned unconsolidated subsidiary, which is the method prescribed by the Securities and Exchange Commission
(SEC) for issuers of face-amount certificates. Certain amounts from prior years have been reclassified to conform to the current year presentation.

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

In May 1993, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards (SFAS) No. 115,
"Accounting for Certain Investments in Debt and Equity Securities," which IDSC adopted as of Jan. 1, 1994. Under the new rules, debt securities that IDSC has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities
IDSC does not have the positive intent to hold to maturity, as well as all marketable equity securities, are classified as available for sale and carried at fair value. Unrealized holding gains and PAGE 31
Notes to Financial Statements (continued)

losses on securities classified as available for sale are carried, net of deferred income taxes, as a separate component of stockholder's equity. The opening balance of stockholder's equity was increased by $8,827 (net of $4,752 in deferred income taxes) to reflect the net unrealized holding gains on securities classified as available for sale previously carried at amortized cost or the lower of cost or market.

The basis for determining cost in computing realized gains and losses on securities is specific identification. When there is a decline in value that is other than temporary, the securities are carried at estimated realizable value with the amount of adjustment included in income.

First mortgage loans on real estate

Mortgage loans are carried at amortized cost, less reserves for losses, which is the basis for determining any realized gains or losses. When economic evaluations of the underlying real estate indicate a loss on a loan is likely to occur, an allowance for loss is recorded. IDSC generally stops accruing interest on loans for which interest is delinquent more than three months.

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

Federal income taxes

IDSC's taxable income or loss is included in the consolidated federal income tax return of American Express Company. IDSC provides for income taxes on a separate return basis, except that, under an agreement between Parent and American Express Company, tax

PAGE 32
Notes to Financial Statements (continued)

benefits are recognized for losses to the extent they can be used in the consolidated return. It is the policy of Parent and its subsidiaries that Parent will reimburse a subsidiary for any tax benefits recorded.

2.  Deposit of assets and maintenance of qualified assets

 A) Under the provisions of its certificates and the 1940 Act, IDSC was required to have qualified assets (as that term is defined in Section 28(b) of the 1940 Act) in the amount of $2,895,226 and $2,767,057 at Dec. 31, 1994 and 1993, respectively. IDSC had qualified assets of $3,040,416 at Dec. 31, 1994 and $2,931,737 at
Dec. 31, 1993, excluding net unrealized depreciation on available-for-sale securities of $35,627 at Dec. 31, 1994.

Qualified assets are valued in accordance with such provisions of the Code of the District of Columbia as are applicable to life insurance companies. Qualified assets for which no provision for valuation is made in such code are valued in accordance with rules, regulations or orders prescribed by the SEC. These values are the same as financial statement carrying values, except for debt securities classified as available for sale and all marketable equity securities, which are carried at fair value in the financial statements but are valued at amortized cost for qualified asset and deposit maintenance purposes.

B) Pursuant to provisions of the certificates, the 1940 Act, the central depositary agreement and to requirements of various states, qualified assets of IDSC were deposited as follows:

                                               Dec. 31, 1994

                                               Required
                                   Deposits    deposits    Excess
Deposits to meet certificate
liability requirements:
States                                $417        $388         $29
Central Depositary               2,939,538   2,817,716     121,822

Total                           $2,939,955  $2,818,104    $121,851



                                             Dec. 31, 1993

                                             Required
                                   Deposits  deposits      Excess
Deposits to meet certificate
liability requirements:
States                                $421       $393         $28
Central Depositary               2,814,553  2,695,884     118,669


 Total                          $2,814,974 $2,696,277    $118,697

PAGE 33
Notes to Financial Statements (continued)

The assets on deposit at Dec. 31, 1994 and 1993 consisted of securities having a deposit value of $2,659,676 and $2,500,790, respectively; mortgage loans of $252,263 and $276,711, respectively; and other assets of $28,016 and $37,473, respectively. Mortgage loans on deposit include an affiliated mortgage loan.

American Express Trust Company (formerly IDS Trust Company) is the central depositary for IDSC. See note 6C.

3.  Investments

A) Fair values of investments in securities represent market prices and estimated fair values when quoted prices are not available. Estimated fair values are determined by IDSC using established procedures, involving review of market indexes, price levels of current offerings and comparable issues, price estimates and market data from independent brokers and financial files. The procedures are reviewed annually. IDSC's vice president - investments reports to the board of directors on an annual basis regarding such pricing sources and procedures to provide assurance that fair value is being achieved.

The following is a summary of securities held to maturity and securities available for sale at Dec. 31, 1994 and securities carried at amortized cost at Dec. 31, 1993.

                                                                              Dec. 31, 1994
                                                                                     Gross           Gross
                                                           Amortized      Fair     unrealized      unrealized
                                                              cost        value      gains           losses
HELD TO MATURITY
U.S. Government and agencies obligations                     $417         $417        $1               $1
Mortgage-backed securities                                 65,101       66,329     1,251               23
State and municipal obligations                           145,205      150,856     5,659                8
Corporate debt securities                                 405,716      408,087     5,683            3,312
Foreign government bonds and obligations                   10,048       10,065        17                -
Stated maturity preferred stock                           619,306      616,655    10,201           12,852

                                                       $1,245,793   $1,252,409   $22,812          $16,196
AVAILABLE FOR SALE
Mortgage-backed securities                               $745,513     $724,276    $1,079          $22,316
Corporate debt securities                                 487,799      473,865       460           14,394
Stated maturity preferred stock                            28,234       27,894        50              390
Common stock                                                  755          639         -              116

                                                       $1,262,301   $1,226,674    $1,589          $37,216

                                                                              Dec. 31, 1993
                                                                                     Gross           Gross
                                                           Amortized      Fair     unrealized      unrealized
                                                              cost        value      gains           losses

CARRIED AT AMORTIZED COST
U.S. Government and agencies obligations                     $421         $443       $22               $-
Mortgage-backed securities                                750,719      765,238    16,934            2,415
State and municipal obligations                           179,394      195,081    15,687                -
Corporate debt securities                                 702,123      746,331    45,608            1,400
Stated maturity preferred stock                           797,044      835,320    40,933            2,657
Common stock                                                2,218        2,357       139                -

                                                       $2,431,919   $2,544,770  $119,323           $6,472

PAGE 34
Notes to Financial Statements (continued)

The amortized cost and fair value of securities held to maturity and available for sale, by contractual maturity, at Dec. 31, 1994, are shown below. Cash flows will differ from contractual maturities because issuers may have the right to call or prepay obligations.

                                           Amortized       Fair
                                             cost          value
HELD TO MATURITY
Due within 1 year                           $142,206    $144,388
Due after 1 through 5 years                  491,017     497,199
Due after 5 years through 10 years           384,200     383,699
Due after 10 years                           163,269     160,794
                                           1,180,692   1,186,080
Mortgage-backed securities                    65,101      66,329

                                          $1,245,793  $1,252,409
AVAILABLE FOR SALE
Due within 1 year                            $78,018     $77,683
Due after 1 through 5 years                  315,279     306,508
Due after 5 years through 10 years            70,698      65,590
Due after 10 years                            52,038      51,978
                                             516,033     501,759
Mortgage-backed securities                   745,513     724,276
Common stock                                     755         639

                                          $1,262,301  $1,226,674

During the year ended Dec. 31, 1994, there were no securities classified as trading securities.

During the year ended Dec. 31, 1994, securities classified as available for sale were sold with proceeds of $265,008 and gross realized gains on such sales of $363 and gross realized losses on such sales of $10,140.

During the year ended Dec. 31, 1994, a held-to-maturity security was sold with an amortized cost of $3,158. A gain of $5 was realized on the sale. The security was sold due to deterioration in the issuer's creditworthiness.

There were no transfers from securities classified as held to maturity during the year ended Dec. 31, 1994.

B) Investments in securities with fixed maturities comprised 84% and 85% of IDSC's total invested assets at Dec. 31, 1994 and 1993, respectively. Securities are rated by Moody's and Standard & Poors (S&P), or by Parent's internal analysts, using criteria similar to Moody's and S&P, when a public rating does not exist. A summary of investments in securities with fixed maturities by rating of investment is as follows:

Rating                             1994      1993
Aaa/AAA                              36%      35%
Aa/AA                                 5        4
Aa/A                                  3        1
A/A                                  25       22
PAGE 35
A/BBB                                 3        3
Baa/BBB                              24       31
Below investment grade                4        4

                                    100%      100%

Of the securities rated Aaa/AAA, 88% at Dec. 31, 1994 and 87% at Dec. 31, 1993, are U.S. Government Agency mortgage-backed securities that are not rated by a public rating agency. Approximately 17% at Dec. 31, 1994 and 23% at Dec. 31, 1993 of other securities with fixed maturities are rated by Parent's internal analysts. No investment in any one issuer at Dec. 31, 1994 and 1993, is greater than 1% and 2%, respectively, of IDSC's total investment in securities with fixed maturities.

At Dec. 31, 1994 and 1993, approximately 9% and 10%, respectively, of IDSC's invested assets were first mortgage loans on real estate. A summary of first mortgage loans by region and by type of real estate is as follows:

Region                                 1994       1993

East North Central                       25%        23%
South Atlantic                           24         23
West North Central                       18         21
Middle Atlantic                          16         14
Mountain                                  6          6
West South Central                        5          8
Pacific                                   3          3
New England                               3          2
                                        100%       100%

Property Type                          1994        1993

Apartments                               41%        40%
Retail/shopping centers                  30         28
Industrial buildings                     12         13
Office buildings                          8         10
Retirement homes                          1          1
Hotels/motels                             -          1
Other                                     8          7

                                        100%       100%

The carrying amounts and fair values of first mortgage loans on real estate are as follows at Dec. 31. The fair values are estimated using discounted cash flow analysis, using market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

PAGE 36
                               Dec. 31, 1994        Dec. 31, 1993
                         Carrying      Fair     Carrying      Fair
                         amount        value    amount        value

Residential               $48           $43      $53           $59
Commercial            254,531       246,874  282,773       289,726
                      254,579       246,917  282,826       289,785
Reserve for losses       (611)            -     (961)            -

Net first mortgage
loans on real estate $253,968      $246,917  $281,865     $289,785


At Dec. 31, 1994 and 1993, there were no commitments for fundings of first mortgage loans. If there were any commitments, IDSC employs policies and procedures to ensure the creditworthiness of the borrowers and that funds will be available on the funding date. IDSC's first mortgage loan fundings are restricted to 75% or less of the market value of the real estate at the time of the loan funding.

C) IDSC reserves freedom of action with respect to its acquisition of restricted securities that offer advantageous and desirable investment opportunities. In a private negotiation, IDSC may purchase for its portfolio all or part of an issue of restricted securities. Since IDSC would intend to purchase such securities for investment and not for distribution, it would not be "acting as a distributor" if such securities are resold by IDSC at a later date.

The fair values of restricted securities are determined by the board of directors using the procedures and factors described in paragraph A of note 3.

In the event IDSC were to be deemed to be a distributor of the restricted securities, it is possible that IDSC would be required to bear the costs of registering those securities under the Securities Act of 1933, although in most cases such costs would be borne by the issuer of the restricted securities.

PAGE 37
4.  Certificate reserves

Reserves maintained on outstanding certificates have been computed in accordance with the provisions of the certificates and Section
28 of the 1940 Act. The average rates of accumulation on certificate reserves at Dec. 31, 1994 and 1993 were:

                                                                 1994
                                                                 Average      Average
                                                Reserve           gross      additional
                                                balance        accumulation   credit
                                                at Dec.31         rate         rate
Installment certificates:
Reserves to mature:
With guaranteed rates                            $49,278         3.49%         1.51%
Without guaranteed rates (A)                     286,434            -          2.97
Additional credits and accrued interest           19,698         3.11            -
Advance payments and accrued interest (C)          1,634         3.08          1.92
Other                                                 56            -            -
Fully paid certificates:
Reserves to mature:
  With guaranteed rates                          234,822         3.25          1.09
  Without guaranteed rates (A) and (D)         2,154,376            -          4.81
Additional credits and accrued interest          140,766         3.35             -
Due to unlocated certificate holders                 341            -             -

                                              $2,887,405

                                                                 1993
                                                                 Average      Average
                                                Reserve           gross      additional
                                                balance        accumulation   credit
                                                at Dec.31         rate         rate

Installment certificates:
Reserves to mature:
  With guaranteed rates                           $57,958          3.49%        1.01%
  Without guaranteed rates (A)                    294,691             -         2.74
Additional credits and accrued interest            18,555          3.09            -
Advance payments and accrued interest               1,943          3.05         1.45
Other                                                  54             -            -
Fully paid certificates:
Reserves to mature:
  With guaranteed rates                           291,923          3.30         1.07
  Without guaranteed rates (A) and (D)          1,951,493             -         3.56
Additional credits and accrued interest           160,440          3.37            -
Due to unlocated certificate holders                  394             -            -

                                               $2,777,451


A) There is no minimum rate of accrual on these reserves. Interest is declared periodically, quarterly or annually, in accordance with the terms of the separate series of certificates.

PAGE 38
B) On certain series of single payment certificates, additional interest is predeclared for periods greater than one year. At Dec. 31, 1994, $18,398 of retained earnings had been appropriated for the predeclared additional interest, which represents the difference between certificate reserves on these series, calculated on a statutory basis, and the reserves maintained per books.

C) Certain series of installment certificates guarantee accrual of interest on advance payments at an average of 3.08%. IDSC has increased the rate of accrual to 5.00% through April 30, 1996. An appropriation of retained earnings amounting to $50 has been made, which represents the estimated additional accrual that will result from the increase granted by IDSC.

D) IDS Stock Market Certificate enables the certificate holder to participate in any relative rise in a major stock market index without risking loss of principal. Generally the certificate has a term of 12 months and may continue for up to 14 successive terms. The reserve balance at Dec. 31, 1994 and 1993 was $263,494 and $402,801, respectively.

E) The carrying amounts and fair values of certificate reserves consisted of the following at Dec. 31, 1994 and 1993. Fair values of certificate reserves with interest rate terms of one year or less approximated the carrying values less any applicable surrender charges. The fair values for other certificate reserves are a discounted cash flow analysis using interest rates currently offered for certificates with similar remaining terms, less any applicable surrender charges.

                                                          1994                         1993
                                                   Carrying      Fair          Carrying       Fair
                                                   amount        value         amount         value
Reserves with terms of one year or less       $2,425,880       $2,415,970      $2,409,668    $2,402,972
Other                                            461,525          461,060         367,783       384,484

Total certificate reserves                     2,887,405        2,877,030       2,777,451     2,787,456
Unapplied certificate transactions                 2,671            2,671           1,064         1,064
Certificate loans and accrued interest           (58,840)         (58,840)        (68,174)      (68,174)

Total                                         $2,831,236       $2,820,861      $2,710,341    $2,720,346

5.  Dividend restriction

Certain series of installment certificates outstanding provide that cash dividends may be paid by IDSC only in calendar years for which additional credits of at least one-half of 1% on such series of certificates have been authorized by IDSC. This restriction has been removed for 1995 and 1996 by action of IDSC on additional credits in excess of this requirement.

6. Fees paid to Parent and affiliated companies ($ not in thousands)

A) The basis of computing fees paid or payable to Parent for investment advisory and services is:

PAGE 39
The investment advisory and services agreement with Parent provides for a graduated scale of fees equal on an annual basis to 0.75% on the first $250 million of total book value of assets of IDSC, 0.65% on the next $250 million, 0.55% on the next $250 million, 0.50% on the next $250 million and 0.45% on the amount in excess of $1 billion. The fee is payable monthly in an amount equal to one-twelfth of each of the percentages set forth above. Excluded from assets for purposes of this computation are first-mortgage loans, real estate and any other asset on which IDSC pays a service fee.

B) The basis of computing fees paid or payable to American Express Financial Advisors Inc. (formerly IDS Financial Services Inc.) (an affiliate) for distribution services is:

Fees payable to American Express Financial Advisors Inc. on sales of IDSC's certificates are based upon terms of agreements giving American Express Financial Advisors Inc. the exclusive right to distribute the certificates covered under the agreements. The agreements provide for payment of fees over a period of time. The aggregate fees payable under the agreements per $1,000 face amount of installment certificates and $1,000 purchase price of single payments, and a summary of the periods over which the fees are payable, shown by series are:

                                                                    Number of
                                                                    certificate
                                                                    years over
                                    Aggregate fees payable            which
                                                                    subsequent
                                            First    Subsequent     years' fees
                                    Total   year     years          are payable
Installment certificates(a)        $30.00  $6.00     $24.00               4
Single-payment certificates         60.00  60.00          -               -
Future Value certificates           50.00  50.00          -               -

Fees on Cash Reserve and Flexible Savings (formerly Variable Term) certificates are paid at a rate of 0.25% of the purchase price at time of issuance and 0.25% of the reserves maintained for these certificates at the beginning of the second and subsequent quarters from issue date.

Fees on the Investors Certificate are paid at an annualized rate of 1% of the reserves maintained for the certificates. Fees are paid at the end of each term on certificates with a one, two or three-month term. Fees are paid each quarter from date of issuance on certificates with a six, 12, 24 or 36-month term.

Fees on the Stock Market Certificate are paid at a rate of 1.25% of the purchase price on the first day of the certificate's term and 1.25% of the reserves maintained for these certificates at the beginning of each subsequent term.

(a) At the end of the sixth through the 10th year, an additional fee is payable of 0.5% of the daily average balance of the certificate reserve maintained during the sixth through the 10th year, respectively.
PAGE 40
C) The basis of computing depositary fees paid or payable to American Express Trust Company (formerly IDS Trust Company) (an affiliate) is:

Maintenance charge per account       5 cents per $1,000 of assets on deposit

Transaction charge                   $20 per transaction

Security loan activity:
  Depositary Trust Company
    receive/deliver                  $20 per transaction
  Physical receive/deliver            25 per transaction
  Exchange collateral                 15 per transaction

A transaction consists of the receipt or withdrawal of securities and commercial paper and/or a change in the security position. The charges are payable quarterly except for maintenance, which is an annual fee.

 D)  The basis for computing fees paid or payable to American
Express Service Corporation (an affiliate) in connection with the American Express Savings Certificate was:

Distribution Fees - Fees were paid at a rate of 0.25% of the reserves maintained at the end of the first and subsequent calendar quarters.

Transfer Agent Fees - Fees of $3.50 per certificate account were paid each month.

E)  The basis for computing fees paid or payable to American
Express Bank  Ltd. (an affiliate) for the distribution of the IDS
Special Deposits certificate on an annualized basis is:

0.80% of the reserves maintained for the certificates on an amount from $250,000 to $499,000, 0.65% on an amount from $500,000 to
$999,000 and 0.50% on an amount $1,000,000 or more. Fees are paid at the end of each term on certificates with a one, two or three-month term. Fees are paid at the end of each quarter from date of issuance on certificates with a six, 12, 24 or 36-month term.

7.  Income taxes

Income tax expense (benefit) as shown in the statement of operations for the three years ended Dec. 31, consists of:
                                        1994       1993       1992
Federal:
  Current                            ($8,743)  ($19,777)   ($1,571)
  Deferred                             3,933     11,446    (13,501)
                                      (4,810)    (8,331)   (15,072)
State                                    100        349          7
                                     ($4,710)   ($7,982)  ($15,065)

PAGE 41
Income tax expense (benefit) differs from that computed by using the U.S. Statutory rate of 35% for 1994 and 1993 and 34% for 1992. The principal causes of the difference in each year are shown below:

                                                          1994       1993       1992
Federal tax expense (benefit) at U.S. statutory rate   $12,642    $13,178    $12,579
Tax-exempt interest                                     (4,205)    (4,929)    (6,212)
Dividend exclusion                                     (13,862)   (17,326)   (22,317)
Change in statutory rates                                    -       (406)         -

Other, net                                                 615      1,152        878

Federal tax benefit                                    ($4,810)   ($8,331)  ($15,072)

Deferred income taxes result from the net tax effects of temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in differences between income for tax purposes and income for financial statement purposes in future years. Principal components of IDSC's deferred tax assets and liabilities as of Dec. 31, are as follows.

                                                   1994        1993
Deferred tax assets:

Investment unrealized losses                    $12,470          $-
Certificate reserves                              4,315       6,127
Investments                                       1,390       1,225
Investment reserves                               1,120       1,487
Purchased/written call options                      283           -

Total deferred tax assets                        19,578       8,839

Deferred tax liabilities:

Deferred distribution fees                        9,500       6,865
Dividends receivable                              1,000       1,255
Return of capital dividends                         508         463
Purchased/written call options                        -         254
Other, net                                          198         167

Total deferred tax liabilities                   11,206       9,004


Net deferred tax assets (liabilities)            $8,372      ($165)

8.  Derivative financial instruments

IDSC enters into transactions involving derivative financial instruments as an end user (nontrading). IDSC uses these instruments to manage its exposure to interest rate risk, including hedging specific transactions. IDSC manages risks associated with these instruments as described below.

PAGE 42
Market risk is the possibility that the value of the derivative financial instrument will change due to fluctuations in a factor from which the instrument derives its value, primarily an interest rate or a major market index. IDSC is not impacted by market risk related to derivatives held because derivatives are largely used to manage risk and, therefore, the cash flows and income effects of the derivatives are inverse to the effects of the underlying hedged transactions.

Credit exposure is the possibility that the counterparty will not fulfill the terms of the contract. IDSC monitors credit exposure related to derivative financial instruments through established approval procedures, including setting concentration limits by counterparty, reviewing credit ratings and requiring collateral where appropriate. The majority of IDSC's counterparties to the interest rate caps are rated A or better by nationally recognized rating agencies. The counterparties to the call options are five major broker/dealers.

The notional or contract amount of a derivative financial instrument is generally used to calculate the cash flows that are received or paid over the life of the agreement. Notional amounts do not represent market risk or credit exposure.

Credit exposure related to derivative financial instruments is measured by the carrying amount, if higher, or the replacement cost of those contracts in a gain position at the balance sheet date. The replacement cost represents the fair value of the instrument, and is determined by market values, dealer quotes or pricing models.

IDSC's holdings of derivative financial instruments were as follows at Dec. 31, 1994.

                                   Notional                                 Total
                                   or contract      Carrying      Fair      credit
                                   amount           value         value     exposure
Assets:
Interest rate caps                 $1,020,000       $14,946       $24,727   $24,727
Purchased call options                191,496         7,770         8,886     8,886
Total                              $1,211,496       $22,716       $33,613   $33,613

Liabilities:
Written call options                 $189,443        $2,070        $1,779        $-

The fair values of derivative financial instruments are based on market values, dealer quotes or pricing models. The interest rate caps expire on various dates from 1995 to 1997. The options expire in 1995.

Interest rate caps and options are used to manage IDSC's exposure to rising interest rates. These instruments are used primarily to protect the margin between the interest rate earned on investments and the interest rate accrued to related investment certificate holders.

PAGE 43
The interest rate caps are quarterly reset caps and IDSC earns interest on the notional amount to the extent the London Interbank Offering Rate exceeds the reference rates specified in the cap agreements. These reference rates range from 4% to 13%. The cost of these caps of $14,946 at Dec. 31, 1994, is being amortized over the terms of the agreements (three to seven years) on a straight line basis and is included in other qualified assets. The amortization, net of any interest earned, is included in investment expenses.

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

The option contracts are less than one year in term. The premiums paid or received on these index options are reported in other qualified assets or other liabilities, as appropriate, and are amortized into investment expenses over the life of the option.
The intrinsic value of these index options is also reported in other qualified assets or other liabilities, as appropriate. The unrealized gains and losses related to the changes in the intrinsic value of these options are recognized currently in provision for certificate reserves.

Following is a summary of open option contracts at Dec. 31, 1994 and 1993.

                                                        1994
                                          Face        Average          Index at
                                         amount     strike price     Dec.31,1994
Purchased call options                  $191,496        460             459
 Written call options                    189,443        506             459

                                                        1993
                                          Face        Average         Index at
                                         amount     strike price    Dec.31,1993

Purchased call options                   $221,389       452             466
Written call options                      207,540       497             466

9.  Fair values of financial instruments

IDSC is required to disclose fair value information for most on- and off-balance sheet financial instruments for which it is practical to estimate that value. Certain financial instruments such as trade receivables and payables (when the carrying value approximates the fair value), and all non-financial instruments, PAGE 44 such as deferred distribution fees, are excluded from required disclosure. IDSC's off-balance sheet intangible assets, such as IDSC's name and future earnings of the core business are also excluded. IDSC's management believes the value of these excluded assets is significant. The fair value of IDSC, therefore, cannot be estimated by aggregating the amounts presented.

A summary of fair values of financial instruments as of Dec. 31, is as follows:

                                                                    1994                      1993

                                                           Carrying     Fair          Carrying       Fair
                                                           value        value         value          value
Financial assets
  Cash equivalents (note 1)                                $152,912     $152,912      $68,871        $68,871
  Investment securities (note 3)                          2,472,467    2,479,083    2,431,919      2,544,770
  First mortgage loans on real estate (note 3)              253,968      246,917      281,865        289,785
  Derivative financial instruments (note 8)                  22,716       33,613       38,424         21,425
Financial liabilities
  Certificate reserves (note 4)                           2,831,236    2,820,861    2,710,341      2,720,346
  Derivative financial instruments (note 8)                   2,070        1,779        1,640          2,992

    IDS CERTIFICATE COMPANY                                                 SCHEDULE I

    Investments in Securites of Unaffiliated Issuers

    December 31, 1994
    ($ in thousands)
                                               Bal. held
                                              at 12-31-94
                                               Principal
                                               Amount of        Cost         Value at
                                                 Bonds         (Notes        12-31-94
    Name of Issuer and Titles of Issue         and Notes       a & c)        (Note a)
    --------------------------------------    ------------  -------------  ------------
    BONDS AND NOTES
    United States Government -
       direct obligations

      US TREASURY NOTE        7.625%, 1996  $         250 $          250 $         251
      US TREASURY NOTE        8.500%, 1995            165            167           166
                                              ------------  -------------  ------------
                                                      415            417           417
                                              ------------  -------------  ------------
    Other Bonds and Notes

    United States Government Agencies
      FHLB                    5.625%, 1996         20,000         20,000        19,478 (f)
      FED HOME LOAN BK        7.270%, 1997         20,000         19,796        19,502 (f)
      FHLB                    6.500%, 1996         15,000         15,000        14,986 (f)
      FNMA                    5.600%, 1995         20,000         19,963        19,635 (f)
      GNMA PL 2480            5.250%, 1997             28             27            27
      GNMA ARM 1 YR #8157     5.500%, 2023          8,997          9,158         8,269 (f)
      GNMA ARM #8206          5.750%, 2017          1,962          1,962         1,830 (f)
      GNMA ARM #8240          7.000%, 2017          1,465          1,440         1,441 (f)
      GNMA ARM #8251          7.125%, 2017            118            118           117 (f)
      GNMA ARM #8274          5.750%, 2017          3,862          3,852         3,603 (f)
      GNMA ARM #8283          5.750%, 2017            501            498           467 (f)
      GNMA ARM #8293          5.750%, 2017            887            882           827 (f)
      GNMA ARM #8353          6.750%, 2018          1,726          1,712         1,674 (f)
      GNMA ARM #8341          6.750%, 2018            216            214           209 (f)
      GNMA ARM #8365          6.750%, 2018          3,121          3,120         3,028 (f)
      GNMA ARM #8377          7.125%, 2018          1,362          1,355         1,376 (f)
      GNMA ARM #8428          5.750%, 2018            576            576           537 (f)
      GNMA ARM #8440          5.750%, 2018          1,433          1,433         1,334 (f)
      FNMA 15 YR #22405      11.000%, 2000            155            158           165
      FNMA 15 YR #22271      11.000%, 2000             66             67            70
      FNMA 15 YR #22569      11.000%, 2000            196            200           209
      FNMA 15 YR #22674      11.000%, 2000             59             60            63
      FNMA 15 YR #2469       11.000%, 2000             53             54            57
      FNMA 15 YR #13157      11.000%, 2000             61             63            66
      FNMA 15 YR #13548      11.000%, 2000            120            122           128
      FNMA 15 YR #13705      11.000%, 2000            123            125           131
      FNMA 15 YR #18275      11.000%, 2000             13             13            14
      FNMA 15 YR #18745      11.000%, 2000             25             26            27
      FNMA 15 YR #18986      11.000%, 2000             14             14            15
      FNMA 15 YR #19070      11.000%, 2000             19             19            20

                                               Bal. held
                                              at 12-31-94
                                               Principal
                                               Amount of        Cost         Value at
                                                 Bonds         (Notes        12-31-94
    Name of Issuer and Titles of Issue         and Notes       a & c)        (Note a)
    --------------------------------------    ------------  -------------  ------------
      FNMA 15 YR #19261      11.000%, 2000             80             82            85
      FNMA 15 YR #50682       7.000%, 2008         15,230         15,666        14,292 (f)
      FNMA 15 YR #50730       6.500%, 2008         21,679         21,925        19,877 (f)
      FNMA 30 YR #52185      10.000%, 2017            303            306           319
      FNMA 30 YR #51617      10.000%, 2017            394            397           414
      FNMA 30 YR #52596      10.000%, 2017             19             19            20
      FNMA 15 YR #25899      11.000%, 2001             48             49            52
      FNMA 30 YR #27880       9.000%, 2016            163            167           164
      FNMA 15 YR #34543       9.250%, 2001            758            757           772
      FNMA 30 YR #36225       9.000%, 2016            386            393           389
      FNMA 30 YR #040877      9.000%, 2017            311            318           313
      FNMA 15 YR #58405      11.000%, 2003             37             38            40
      FNMA 15 YR #64520      11.000%, 2001            126            129           135
      FNMA 15 YR #64523      11.000%, 2000            258            263           276
      FNMA 15 YR #66458      10.000%, 2004          6,135          6,206         6,396
      FNMA 15 YR #70299      10.750%, 2001            719            742           763
      FNMA 15 YR 70694 MEG    9.500%, 2005          4,212          4,245         4,354
      FNMA 15 YR #125136      8.000%, 2007         16,833         17,837        16,523 (f)
      FNMA 10YR #303115       6.500%, 2004         24,500         22,945        22,463 (f)
      FHLMC 1717B PAC CMO     5.250%, 2008         16,377         15,828        15,522 (f)
      FNMA 1991 48 G          7.800%, 2004          7,065          7,049         7,044
      FNMA 1991 50 G          7.750%, 2004          3,653          3,643         3,640 (f)
      FNMA 1991 132 CL E      8.000%, 2010          8,892          8,863         8,875
      FNMA 92 12 H            6.625%, 2019         19,400         19,400        18,613 (f)
      FNMA 92-21D VANILLA     6.650%, 2018          4,577          4,476         4,407 (f)
      FNMA 92-185A CMO PAC    5.600%, 2010         15,754         15,674        15,546 (f)
      FNMA 93-163 PB CMO      4.750%, 2008         17,915         17,590        17,261 (f)
      FNMA 94 34 PE CMO       5.750%, 2006          9,785          9,760         8,663 (f)
      FNMA ARM #79384         7.665%, 2019          1,229          1,229         1,241 (f)
      FNMA ARM #70117         6.235%, 2017          1,150          1,150         1,141 (f)
      FNMA ARM #70007 MEGA    5.779%, 2017          3,386          3,386         3,327 (f)
      FNMA ARM #70009 MEGA    6.258%, 2018          5,423          5,423         5,379 (f)
      FNMA ARM #70202         5.993%, 2019          3,709          3,709         3,666 (f)
      FNMA ARM #105989        7.954%, 2020          2,841          2,848         2,876 (f)
      FNMA ARM #88879         7.940%, 2019          5,735          5,735         5,796 (f)
      FNMA ARM #92069 FLEX    7.239%, 2018          5,142          5,142         5,169 (f)
      FNMA ARM #93787         6.737%, 2019          4,640          4,640         4,633 (f)
      FNMA ARM #97822         6.530%, 2020            938            938           935 (f)
      *CMO TR14-A1 FLOATER    5.450%, 2009            508            506           508 (f)
      *CMO TR14-A2 FLOATER   14.500%, 2009            169            138           167 (f)
      FNMA ARM #249907        3.909%, 2024         26,922         27,327        25,980 (f)
      FHLMC GOLD E00151       7.500%, 2017         12,085         12,420        11,594 (f)
      FHLMC CTF SER B-76      8.375%, 2006            265            265           251 (f)
      FHLMC CTF SER A-77      8.050%, 2007            151            150           142 (f)
      FHLMC CTF SER B-77      8.125%, 2007            325            324           307 (f)
      FHLMC 15YR #380025      9.500%, 2003          1,429          1,421         1,460
      FHLMC 15 YR #200017    11.000%, 2000            977            998         1,043
      FHLMC 15 YR #200018    11.000%, 2000            655            669           700

                                               Bal. held
                                              at 12-31-94
                                               Principal
                                               Amount of        Cost         Value at
                                                 Bonds         (Notes        12-31-94
    Name of Issuer and Titles of Issue         and Notes       a & c)        (Note a)
    --------------------------------------    ------------  -------------  ------------
      FHLMC 15 YR #200020    11.000%, 2000            991          1,010         1,057
      FHLMC 15 YR #200022    10.500%, 2000            201            204           212
      FHLMC 15 YR #200035     9.000%, 2001            748            739           752
      FHLMC 15 YR #200048     9.000%, 2001          1,564          1,539         1,572
      FHLMC 15 YR #200064     8.000%, 2002            900            870           886
      FHLMC 188537 (2)        5.750%, 1998             15             14            13 (f)
      FHLMC 15 YR #240001     9.500%, 1997          8,201          8,168         8,304
      FHLMC 15 YR #212119     9.500%, 2001            336            339           344
      FHLMC 15 YR #218648     9.500%, 2002            157            158           160
      FHLMC 15 YR #219392    11.000%, 2001            336            343           358
      FHLMC 15 YR #219679     9.500%, 2003          1,209          1,201         1,236
      FHLMC 15 YR #219757    11.000%, 2003          4,090          4,267         4,364
      FHLMC 10 YR #490009     9.000%, 1997          3,145          3,145         3,138
      FHLMC 10 YR #490011    10.000%, 1997            504            509           524
      FHLMC 15 YR #500155    11.000%, 2001            779            796           832
      FHLMC 15 YR #500294    11.000%, 2003            378            388           404
      FHLMC 15 YR #500456    11.000%, 2002            526            538           561
      FHLMC 15 YR #502175    10.500%, 2004            537            544           568
      FHLMC LOANS #885005     9.500%, 2002          2,607          2,592         2,664 (f)
      FHLMC LOANS #885008    10.000%, 2003          3,946          3,973         4,139 (f)
      FHLMC 15 YR #885009     9.500%, 2003          6,313          6,284         6,451
      FHLMC 15 YR #E40290     8.500%, 2007          7,053          7,490         7,053 (f)
      FHLMC 1268 E CMO        7.400%, 2016         10,000         10,053         9,824 (f)
      FHLMC 1379 C CMO        5.600%, 2011         15,000         14,788        14,483 (f)
      FHLMC 4C CMO            8.000%, 2017         10,065         10,122         9,903 (f)
      FHLMC ARM #845154       6.845%, 2022         11,292         11,719        11,327 (f)
      FHLMC ARM #845523       6.355%, 2023         12,487         12,881        12,268 (f)
      FHLMC ARM #845654       5.262%, 2024         36,255         36,827        35,620 (f)
      FHLMC ARM #845730       6.270%, 2024         56,878         58,889        56,327 (f)
      FHLMC ARM #845733       4.983%, 2024         51,646         52,623        50,323 (f)
      FHLMC ARM #845973       5.801%, 2024         16,823         16,816        16,739 (f)
      FHLMC ARM #845999       6.290%, 2027         36,200         36,584        36,562 (f)
      FHLMC ARM #350190       6.500%, 2022         12,886         13,383        12,855 (f)
      FHLMC ARM #605352       6.550%, 2018          4,210          4,210         4,206 (f)
      FHLMC ARM #605041       7.280%, 2019          1,085          1,085         1,093 (f)
      FHLMC ARM #605048       6.900%, 2018          1,953          1,953         1,951 (f)
      FHLMC ARM #605050       7.051%, 2018          1,015          1,015         1,020 (f)
      FHLMC ARM 605079 WAC    6.572%, 2018          1,978          1,978         1,976 (f)
      FHLMC ARM 605175 WAC    6.580%, 2019          4,848          4,848         4,844 (f)
      FHLMC ARM #401587       7.250%, 2018          2,845          2,845         2,864 (f)
      FHLMC ARM #630048       7.750%, 2018            318            318           316 (f)
      FHLMC ARM #630074       7.375%, 2018            816            816           806 (f)
      FHLMC ARM 840031 WAC    6.608%, 2019            829            829           850 (f)
      FHLMC ARM #840035       6.964%, 2019          1,854          1,854         1,915 (f)
      FHLMC ARM #840036       7.412%, 2019          2,898          2,898         2,993 (f)
      FHLMC ARM #840045       5.553%, 2019          5,040          5,040         5,193 (f)
      FHLMC ARM #840072       6.223%, 2019          3,364          3,364         3,433 (f)
      FHLMC ARM #405360       6.584%, 2019          1,099          1,099         1,098 (f)

                                               Bal. held
                                              at 12-31-94
                                               Principal
                                               Amount of        Cost         Value at
                                                 Bonds         (Notes        12-31-94
    Name of Issuer and Titles of Issue         and Notes       a & c)        (Note a)
    --------------------------------------    ------------  -------------  ------------
      FHLMC ARM #405014       6.490%, 2019          1,421          1,421         1,423 (f)
      FHLMC ARM #405092       6.439%, 2019          2,226          2,226         2,216 (f)
      FHLMC ARM #405185       5.961%, 2018          3,479          3,479         3,427 (f)
      FHLMC ARM #405243       6.145%, 2019          1,770          1,770         1,747 (f)
      FHLMC ARM #405249       6.469%, 2018          4,173          4,173         4,160 (f)
      FHLMC ARM #405437       7.520%, 2019            503            503           509 (f)
      FHLMC ARM #405455       6.875%, 2019          2,095          2,095         2,100 (f)
      FHLMC ARM #405517       7.180%, 2019            655            655           659 (f)
      FHLMC ARM #405615       6.921%, 2019          1,148          1,148         1,152 (f)
      FHLMC ARM #405675       6.801%, 2020          2,905          2,905         2,908 (f)
      FHLMC ARM #405692       6.939%, 2020          3,987          3,987         4,001 (f)
      FHLMC ARM #405744       7.234%, 2020          2,861          2,861         2,880 (f)
      FHLMC ARM #605432       7.262%, 2017          1,025          1,025         1,032 (f)
      FHLMC ARM #605433       5.876%, 2017          2,539          2,539         2,496 (f)
      FHLMC ARM #605454       6.415%, 2017          6,279          6,279         6,373 (f)
      FHLMC ARM 605853 WAC    6.475%, 2019          5,719          5,719         5,704 (f)
      FHLMC ARM #605854       5.884%, 2019          4,579          4,579         4,495 (f)
      FHLMC ARM #606024       5.786%, 2019          2,001          2,001         2,046 (f)
      FHLMC ARM #606025       6.418%, 2019          7,627          7,627         7,591 (f)
      FHLMC ARM #606151       6.482%, 2019          5,965          5,965         5,950 (f)
      FHLMC ARM #635054       7.011%, 2020            559            559           554 (f)
      FHLMC ARM #865008       7.986%, 2018          9,829          9,829         9,838 (f)
      FHLMC ARM #606301       6.843%, 2020          8,109          8,109         8,125 (f)
                                              ------------  -------------  ------------
                                                  805,120        810,614       790,605
                                              ------------  -------------  ------------
    Municipal Bonds

    Alabama
      AL CORRECTIONS INST     7.300%, 1999          1,500          1,498         1,576 (b)
      AL CORRECTIONS INST     7.400%, 2000          1,500          1,497         1,579 (b)

    Alaska
      ANCHORAGE AK WTR RV     7.100%, 2000            785            782           817 (b)

    California
      SOUTHERN CA PUB PWR     6.900%, 1999          1,000            990         1,040 (b)
      SOUTHERN CA PUB PWR     7.000%, 2000          1,215          1,201         1,263 (b)

    Colorado
      CHERRY CREEK CO SCH     7.900%, 1997          1,000          1,000         1,028 (b)
      CHERRY CREEK CO SCH     8.000%, 1998          3,375          3,375         3,471 (b)
      CHERRY CREEK CO SCH     8.100%, 1999          1,700          1,701         1,750 (b)

    Delaware
      NEW CASTLE CNTY DE      8.100%, 1999          2,000          2,000         2,087 (b)

    Florida

                                               Bal. held
                                              at 12-31-94
                                               Principal
                                               Amount of        Cost         Value at
                                                 Bonds         (Notes        12-31-94
    Name of Issuer and Titles of Issue         and Notes       a & c)        (Note a)
    --------------------------------------    ------------  -------------  ------------
      FLORIDA MUNI POWER      7.200%, 2000          3,450          3,426         3,625 (b)
      JACKSONVILLE FL ELEC    8.000%, 1996            300            300           312 (b)
      JACKSONVILLE FL ELEC    8.100%, 1997          1,000          1,000         1,041 (b)
      JACKSONVILLE FL ELEC    8.250%, 1998          1,700          1,700         1,772 (b)

    Georgia
      ATLANTA GA REC AUTH     8.000%, 1997          1,000            998         1,022 (b)
      MUNI ELEC AUTH GA86A    7.500%, 1999          1,000          1,000         1,042 (b)
      MUNI ELEC AUTH GA86A    7.600%, 2000          1,000          1,000         1,043 (b)
      MUNI ELEC AUTH GA86A    7.700%, 2001          1,330          1,325         1,389 (b)
      MET ATLANTA GA RTA      8.000%, 1996          2,000          1,998         2,068 (b)
      MET ATLANTA GA RTA      8.200%, 1997          2,800          2,796         2,905 (b)
      MET ATLANTA GA RTA      8.375%, 1998          2,000          1,996         2,077 (b)

    Illinois
      CHICAGO IL SAN DIST     9.250%, 2000          1,000          1,093         1,153 (b)
      *CHIC IL GAS SPY SRC    7.500%, 2015          4,500          4,500         4,704 (b)
      CHICAGO IL BLDG REV     8.000%, 1997          3,000          2,993         3,144 (b)
      CHICAGO IL BLDG COMM    8.000%, 1998          1,800          1,789         1,919 (b)
      ROSEMOUNT IL GO BNDS    8.300%, 1997          1,520          1,518         1,591 (b)
      ROSEMOUNT IL GO BNDS    8.400%, 1998          1,000            998         1,047 (b)

    Indiana
      INDIANAPOLIS IN ARPT    7.900%, 1995            635            635           645 (b)
      INDIANAPOLIS IN ARPT    8.100%, 1996            375            375           389 (b)
      INDIANAPOLIS IN ARPT    8.300%, 1997          1,100          1,100         1,162 (b)
      INDIANAPOLIS IN ARPT    8.500%, 1998            750            750           793 (b)
      INDIANAPOLIS IN REV     7.600%, 1999          1,000            998         1,042 (b)
      INDIANAPOLIS IN REV     7.700%, 2000          1,000            997         1,072 (b)

    Louisiana
      LAFAYETTE LA PUB 1MP    7.300%, 1999            975            975         1,019 (b)
      LOUISIANA GO BNDS86A    7.375%, 2000          4,900          4,885         5,123 (b)
      LOUISIANA CORREC FAC    7.300%, 1999            925            927           965 (b)
      LOUISIANA CORREC FAC    7.400%, 2000            500            501           522 (b)

    Minnesota
      MPLS MN TAX INCR BDS    7.800%, 2000            900            898           904 (b)
      MPLS MN TAX INCR BDS    7.500%, 1997            500            500           503 (b)
      MPLS MN TAX INCR BDS    7.600%, 1998          1,600          1,598         1,609 (b)
      MPLS MN TAX INCR BDS    7.700%, 1999          1,800          1,797         1,810 (b)
      UNIV OF MINN REV REF    8.750%, 1995          1,000          1,000         1,000 (b)
      WEST MN MUNI POWER     10.250%, 2015          3,120          3,462         3,640 (b)

    New Jersey
      OCEAN COUNTY NJ UTIL    8.150%, 1997            400            400           422 (b)
      OCEAN COUNTY NJ UTIL    8.250%, 1998            500            499           524 (b)
      OCEAN COUNTY NJ UTIL    8.300%, 1999          4,000          3,991         4,201 (b)

                                               Bal. held
                                              at 12-31-94
                                               Principal
                                               Amount of        Cost         Value at
                                                 Bonds         (Notes        12-31-94
    Name of Issuer and Titles of Issue         and Notes       a & c)        (Note a)
    --------------------------------------    ------------  -------------  ------------

    New York
      N Y MUNI ASSIS CORP     7.000%, 2000          2,100          2,062         2,194 (b)
      NEW YORK CITY GO        9.750%, 1996          8,000          7,988         8,167 (b)
      NEW YORK CITY NT GO     7.750%, 2000          1,700          1,700         1,759 (b)
      NEW YORK PWER AUTH      9.500%, 2001            530            557           586 (b)

    North Carolina
      NC EAST MUNI POWER      7.500%, 2000          3,245          3,205         3,401 (b)
      NC MUNI POWER           8.300%, 1996            900            900           924 (b)
      NC MUNI POWER           8.400%, 1997          2,000          2,000         2,102 (b)
      NC MUNI POWER           8.500%, 1998          2,000          2,000         2,103 (b)

    Pennsylvania
      WY VALLEY PA SWR        5.125%, 2007            150            150           143 (b)

    South Carolina
      PIEDMONT SC MUNI PWR   11.000%, 2025          3,540          3,646         3,646 (b)

    Tennessee
      KNOXVL TN GO SER 0      7.150%, 2000          3,490          3,481         3,634 (b)
      NASHVL CTY TN SE 85B    7.800%, 1996            835            835           854 (b)
      NASHVL CTY TN SE 85B    7.900%, 1997            710            710           743 (b)
      NASHVL CTY TN SE 85B    8.000%, 1998          1,000          1,000         1,048 (b)

    Texas
      AUSTIN TX UTILITY      10.750%, 2015          3,735          4,326         4,603 (b)
      DALLAS TX CIVIC CENT   10.900%, 1996            850            872           893 (b)
      DALLAS TX CIVIC CENT    8.100%, 1997            925            924           952 (b)
      DALLAS TX CIVIC CENT    8.200%, 1998          1,025          1,024         1,056 (b)
      EANES TX ISD TAX REF    9.000%, 1999          3,000          3,010         3,071 (b)
      HARRIS CNTY TX TOLL    10.375%, 2014          5,300          5,718         6,022 (b)
      HARRIS COUNTY TX GO     9.100%, 1999          3,500          3,524         3,606 (b)
      PLANO TX ISD TAX REF    9.200%, 1996          1,000          1,001         1,006 (b)
      WACO TX WTR & SEWER     8.300%, 1995          1,000          1,001         1,022 (b)

    District of Columbia
      DIST OF COLUMBIA GO     7.600%, 1997          4,900          4,891         5,034 (b)
      DIST OF COLUMBIA GO     7.300%, 1995          2,100          2,102         2,124 (b)
      DIST OF COLUMBIA GO     7.600%, 1997          1,950          1,994         2,029 (b)
      DIST OF COLMBA GO86B    7.750%, 2000          1,000          1,003         1,052 (b)

    Washington
      KENT SCH DIST 415 WA    7.100%, 1997          1,320          1,318         1,365 (b)
      KENT SCH DIST 415 WA    7.200%, 1998          1,620          1,617         1,679 (b)
      PIERCE CTY WA SE REV    8.000%, 1996          3,035          3,035         3,126 (b)
      PORT OF SEATTLE WA      8.250%, 1998          2,000          1,997         2,094 (b)
      PORT OF SEATTLE WA      8.250%, 1999          2,000          1,996         2,096 (b)

                                               Bal. held
                                              at 12-31-94
                                               Principal
                                               Amount of        Cost         Value at
                                                 Bonds         (Notes        12-31-94
    Name of Issuer and Titles of Issue         and Notes       a & c)        (Note a)
    --------------------------------------    ------------  -------------  ------------
      REDMOND WA GO BDS 86    7.300%, 1999          1,210          1,207         1,235 (b)
      REDMOND WA GO BDS 86    7.400%, 2000            650            648           664 (b)
      VANCOUVER WA SE REV     8.800%, 1995          1,000          1,001         1,013 (b)
                                              ------------  -------------  ------------
                Total Municipal Bonds             143,775        145,205       150,856
                                              ============  -------------  ------------
    Public Utility

      BAROID CORP             8.000%, 2003          5,000          4,983         4,888
      BOSTON EDISON           8.875%, 1995         10,000          9,991        10,112
      CHEVRON-HOWARD BELL     7.700%, 1997            353            351           354 (b)(d)
      HANNA  M A              9.000%, 1998          5,000          5,114         5,038
      INTL SPECIALTY PROD     9.000%, 1999         15,000         15,407        14,419
      ORYX ENERGY             8.650%, 1999         15,000         15,000        13,950
      PDV AMERICA             7.250%, 1998          3,000          2,991         2,610 (f)
      PDV AMERICA             7.750%, 2000          7,000          7,022         5,880 (f)
      PENNSYLVANIA P & L      8.000%, 1996            339            338           339 (b)(d)
      PENN POWER CO           9.000%, 1996          5,000          4,994         5,088
      SHELL OIL CO            7.700%, 1996          9,600          9,764         9,636 (f)
      SW BELL TELE CAP        7.900%, 1996          9,000          8,988         8,966
      US WEST CAP FDG INC     8.000%, 1996         16,785         17,150        16,806 (f)
      PETRO MEXICANOS 144A   11.430%, 1995         10,000         10,000        10,298 (b)(d)
                                              ------------  -------------  ------------
                Total Public Utility              111,077        112,093       108,384
                                              ============  -------------  ------------
    Finance

      AT&T CAPITAL CORP       6.990%, 1996          7,000          6,976         6,912 (f)
      AMERICAN GEN FINANCE    9.600%, 1995         10,000          9,995        10,212
      ARISTAR FINL            7.875%, 1999          3,000          2,995         2,951 (f)
      AVCO FIN 2YR CMT MTN    6.440%, 1999          7,000          6,936         6,839 (f)
      BANK OF AMERICA         9.750%, 2000         10,000         10,541        10,525
      BENEFICIAL CORP         9.250%, 1996          5,000          5,178         5,113 (f)
      CIT GROUP HOLDINGS      4.750%, 1996         10,650         10,387        10,264 (f)
      CIT GROUP HOLDINGS      7.000%, 1997          5,000          4,959         4,869 (f)
      CENTRAL FIDELITY        4.875%, 1996          5,000          4,915         4,854 (f)
      COMMERCIAL CREDIT       8.250%, 2001          9,000          8,884         8,910 (f)
      COUNTRYWIDE FUNDING     8.420%, 1999         19,700         19,668        19,774
      DART KRAFT FIN          7.750%, 1998          1,000          1,038           984 (f)
      FIDELITY ACCEPTANCE     6.670%, 1997         15,000         15,000        14,194 (b)(d)(f)
      FIRST SEC BANK UTAH     6.880%, 1996         10,000          9,968         9,837 (f)
      FIRST UNION CORP        5.950%, 1995          6,150          6,160         6,112 (f)
      FIRST UNION             6.380%, 1995          8,000          8,013         8,000 (f)
      FLEET FINANCIAL CORP    9.800%, 1995         15,000         15,000        15,223 (b)(d)
      FLEET NORTHSTAR FINL   10.150%, 1995         15,000         15,000        15,300
      GREENTREE FIN94-4 A1    6.550%, 2019         15,106         15,052        14,787 (f)
      GREENTREE FIN94-5 A1    6.600%, 1998         18,150         18,148        17,957 (f)
      GREENTREE FIN94-6 A1    6.350%, 2019          3,514          3,510         3,479 (f)

                                               Bal. held
                                              at 12-31-94
                                               Principal
                                               Amount of        Cost         Value at
                                                 Bonds         (Notes        12-31-94
    Name of Issuer and Titles of Issue         and Notes       a & c)        (Note a)
    --------------------------------------    ------------  -------------  ------------
      GREENTREE FIN 94-7      6.700%, 2020          4,649          4,644         4,602 (f)
      GREYHOUND FIN 2YRMTN    7.360%, 1998         15,000         14,889        14,681 (f)
      HELLER FINANCIAL        8.000%, 1998         15,000         14,969        14,831
      HERTZ CORP              9.770%, 1996         10,000          9,998        10,212
      HERTZ CORP              9.750%, 1996          5,000          4,998         5,106
      HOUSEHOLD FINANCE       9.910%, 1996          5,000          5,000         5,106
      HOUSEHOLD FINANCE       9.000%, 1995          7,000          6,971         7,087
      ITT FINANCIAL          11.000%, 1995          9,950         10,040        10,224
      INTL LEASE FINANCE      7.950%, 1999         12,000         11,982        11,805 (f)
      INTL LEASE FINANCE      6.375%, 1996          6,000          5,965         5,842 (f)
      MARGARETTEN FIN'L       6.750%, 2000         11,250         11,364        10,491 (f)
      NCB CAPITAL SER A       8.180%, 1997          8,000          8,000         7,898 (b)(d)
      NATIONSBANK CORP        5.375%, 1995          6,500          6,463         6,386 (f)
      NAVISTAR FINL CORP      9.750%, 1995          8,500          8,490         8,564
      NORTHERN TRUST          4.950%, 1995          4,850          4,825         4,795 (f)
      ORIX CREDIT ALLIANCE    8.040%, 1997         10,000         10,000         9,712 (b)(d)
      PITTSBURGH NATIONAL     5.250%, 1995         12,000         12,000        12,001 (b)(f)
      PROVIDENT BANK          5.000%, 1996          7,000          6,843         6,746 (f)
      PRU HOME 90-09 A1       9.500%, 1997          1,714          1,709         1,712
      SBMS VII 91-1 B1        9.000%, 2006          2,539          2,539         2,456 (f)
      SALOMON INC INDEX AM    7.070%, 2000         25,000         25,000        22,969 (f)
      SOCIETY NAT'L CLEV      6.875%, 1996          9,700          9,639         9,506 (f)
      TRANSAMERICA FINANCE    9.260%, 1998          5,000          4,991         5,137
      USL CAPITAL             9.400%, 1996         15,000         14,995        15,262
      WACHOVIA BANK NTS       6.600%, 1997         15,000         14,913        14,475 (f)
      FIRST BANK SYS FRN      6.125%, 1996         15,000         14,100        14,985
                                              ------------  -------------  ------------
                                                  444,922        443,650       439,687
                                              ============  -------------  ------------
    Industrial

      DENMARK KNGM FRN 10%   10.000%, 1995         10,000         10,048        10,065
      BROWN GROUP             8.600%, 1999          5,000          5,000         4,938
      CSX                     9.230%, 1998         13,500         13,500        13,888
      CATERPILLAR FINANCE     4.640%, 1996          5,000          4,763         4,738 (f)
      CAT FIN 2YR CMT MTN     6.600%, 1999         10,350         10,251        10,105 (f)
      CENTEX CORP             9.050%, 1996         10,000         10,000        10,125
      CHAMPION INT'L          9.650%, 1995         10,000         10,000        10,150
      CHAMPION INTL           9.800%, 1998         10,000          9,993        10,387
      COCA-COLA CO            7.750%, 1996          3,700          3,766         3,709 (f)
      COOPER INDUSTRIES       7.750%, 1996         10,000         10,172         9,987 (f)
      DARLING DELAWARE       13.750%, 2000          3,308          3,367         3,019 (b)(f)
      DELTA AIRLINES          9.875%, 1998          8,100          8,100         8,242
      DURR FILLAUER           7.000%, 2006         20,000         20,079        20,006 (f)
      ENTERPRIS RENT-A-CAR    8.750%, 1999          5,000          4,997         4,975
      FIGGIE INT'L       #    9.875%, 1999          6,500          7,131         5,468 (f)
      FLEMING CO              9.450%, 1995          7,000          6,999         7,070
      FORT HOWARD LIBOR D     9.880%, 2000         10,000         10,000        10,000 (b)(d)

                                               Bal. held
                                              at 12-31-94
                                               Principal
                                               Amount of        Cost         Value at
                                                 Bonds         (Notes        12-31-94
    Name of Issuer and Titles of Issue         and Notes       a & c)        (Note a)
    --------------------------------------    ------------  -------------  ------------
      FOUNDATION HLTH CORP    7.750%, 2003          4,500          4,484         4,174 (f)
      GMAC                    7.650%, 1997         10,000          9,982         9,875 (f)
      GMAC                    7.750%, 1999         20,000         19,839        19,425 (f)
      HEALTHTRUST INC         8.750%, 2005          2,000          1,910         1,923
      INTEGON CORP            9.500%, 2001          2,000          1,974         1,995
      INTERNATIONAL PAPER     9.625%, 1995          9,000          9,243         9,169 (f)
      KAUFMAN & BROAD HOME   10.375%, 1999          1,000            995           995
      LOCKHEED CORP           4.875%, 1996         10,000          9,806         9,700 (f)
      LONE STAR INDUSTRIES   10.000%, 2003            656            631           623 (b)(f)
      MARK IV IND INC         8.750%, 2003          2,000          1,801         1,828
      MATTEL INC              6.875%, 1997         15,000         14,940        14,550 (f)
      MISSOURRI PACIFIC RR   15.000%, 1995            232            244           241 (b)(d)
      NEWS AMER HLDGS         7.500%, 2000         10,000          9,947         9,525 (f)
      REYNOLDS METALS         9.750%, 1996         10,000          9,990        10,250
      ROSEBUD HOLDINGS INC   10.000%, 1997            962            907           889 (b)(f)
      SEALY CORP              9.500%, 2003          4,275          4,321         4,093
      SERVICE MERCHANDISE     8.375%, 2001          1,000            834           860
      SHOWBOAT INC            9.250%, 2008          1,000            828           848
      SOUTHWEST AIR PS THR    6.130%, 1995          7,131          7,131         7,062 (f)
      SUN AMERICA             9.000%, 1999         20,000         20,000        20,275
      SUPER VALU INC          5.875%, 1995          8,000          7,985         7,910 (f)
      TIME WARNER INC         7.450%, 1998         10,000         10,166         9,575 (f)
      TRANSAMERICA CORP       9.470%, 1995         15,000         14,996        15,300
      UNITED AIR 1991A-1      9.200%, 2008          4,862          4,458         4,426
      WAXMAN IND LIBOR        9.063%, 1998          7,500          7,422         6,900 (b)(d)(f)
      XEROX 2 YR FLTR CMT     6.660%, 1999         10,000          9,921         9,770 (f)
      BROWNING FERRIS CVT     6.750%, 2005          7,345          6,214         6,647 (f)
      FIBERGLASS CAD INC      9.800%, 1998          5,000          5,145         4,956
      TIPHOOK FINANCE         7.125%, 1998          4,570          4,540         3,290 (f)
                                              ------------  -------------  ------------
                Total Industrial Bonds            350,491        348,820       343,946
                                              ============  -------------  ------------
                Total Other Bonds and Notes                    1,860,382     1,833,478
                                                            -------------  ------------

                Total Bonds and Notes                          1,860,799     1,833,895
                                                            -------------  ------------
                                               Bal. Held
                                              at 12-31-94       Cost         Value at
                                               Number of       (Notes        12-31-94
                                                 Shares        a & c)        (Note a)
                                              ------------  -------------  ------------
    PREFERRED STOCK

    Public Utility

      ALLTEL 7.75 $100 PAR    7.75P%, 2005          8,560            862           853 (d)
      AMERICAN WTRWRKS $25    8.500%, 2000        800,000         20,000        20,000 (b)(d)

                                               Bal. Held
                                              at 12-31-94       Cost         Value at
                                               Number of       (Notes        12-31-94
    Name of Issuer and Title of Issue            Shares        a & c)        (Note a)
    --------------------------------------    ------------  -------------  ------------


      APPALACHIAN PWR $100    6.85 %, 2004         20,000          1,968         1,973
      ARIZONA PUB SVC $100   10.00 %, 2001         50,000          5,000         5,478
      ARKANSAS P & L $25      9.920%, 2002        206,911          5,434         5,354
      ATLANTIC CITY EL 100    7.80 %, 2006         90,000          8,986         9,343
      ATLANTIC CITY EL 100    8.20 %, 2000         82,500          8,239         8,674
      ATLANTIC CITY ELEC      8.53 %, 1998         60,960          6,094         6,279
      BALTIMORE G&E $100      8.625%, 2000         97,500          9,750        10,409
      BALTIMORE G&E $100      8.25 %, 1999         66,300          6,629         6,987
      BALTIMORE G & E $100    6.95 %, 1995         70,000          6,982         6,988
      BOSTON EDISON $100      8.00 %, 2001         90,000          9,000         8,308
      CENTRAL ILL LT $100     5.85 %, 2008         50,000          5,000         4,337
      CINCINNATI G&E $100     7.875%, 2004        200,000         20,000        20,525
      COMMWLTH ED $100 PVT    8.200%, 2002         84,092          8,174         8,409 (d)
      COMMONWEALTH EDISON     8.85S%, 2003         87,750          8,994         8,962 (d)
      CONN LT & PWR $50       5.30 %, 2003         95,300          4,744         4,169
      CON EDISON $100 SR J    6.125%, 2002        150,000         15,054        14,100
      CON EDISON 7.2 SER I    7.20 %, 2007         20,000          1,975         1,963
      DUKE POWER $100 SR V    6.40 %, 2002         30,000          3,000         2,925
      DUKE POWER $100 SR U    6.30 %, 2001         30,000          3,000         2,925
      DUKE POWER $100 SR T    6.20 %, 2000         30,000          3,000         2,925
      DUKE POWER 1992D $25    6.20 %, 2001        200,000          5,008         4,875
      DUKE POWER 1992C $25    6.10 %, 2000        250,000          6,282         6,094
      FLORIDA POWER $100      7.08 %, 2010         26,612          2,635         2,588
      GTE $50 PFD             7.75 %, 2008        124,087          6,219         6,026 (b)(d)
      GTE CORP $50 PFD        7.85 %, 2007        131,556          6,473         6,315 (b)(d)
      GREEN MTN PWR CL-D/3   08.625%, 2000         70,000          7,000         7,113 (b)(d)
      HAWAII ELEC $100        8.500%, 2005         20,000          1,992         2,056 (b)(d)
      MAUI ELEC $100          8.50 %, 2005         25,000          2,491         2,570 (b)(d)
      HOUSTON LTG $100        8.500%, 1997         59,911          5,997         6,152
      HOUSTON LT PWR $100     9.375%, 1999        155,000         15,569        15,791 (d)
      ILLINOIS PWR SER P      8.000%, 1997         57,460          5,709         5,746
      IOWA ILLINOIS EL$100    7.800%, 2006         73,300          7,630         7,609
      JERSEY CENTRAL P&L      8.650%, 2005         75,000          7,500         8,278
      JERSEY CENTRAL P & L    8.480%, 2000         85,000          8,528         9,085
      LONG ISL LGT SER AA     7.95 %, 2000        800,000         20,256        18,600
      LONG ISLAND LIGHTING    8.500%, 1997          6,132            597           615 (b)(d)
      LOUISIANA P&L $100      7.00 %, 1999         80,000          8,010         7,960
      LOUISIANA P & L $100    8.000%, 2001        150,000         15,000        15,600
      MAINE YANKEE $100       7.48 %, 2001         46,527          4,498         4,629
      MN P & L  144A $100     7.125%, 2002         50,000          4,966         4,736 (b)(d)
      MN P&L 144A  6.70       6.70 %, 2002        100,000         10,000         9,900 (b)(d)
      MISS P&L $100           9.76 %, 1997         39,508          3,950         4,166
      MISS P & L $100         9.00 %, 1995         15,474          1,545         1,583
      NIPSCO IND     $100     8.750%, 1996        250,000         25,300        25,182 (b)(d)
      NJ NATL GAS 100 144A    7.72P%, 2001        200,000         20,000        20,825 (d)
      NIAGARA MOHAWK $25      8.375%, 1998         63,000          1,556         1,583 (b)(d)
      NIAGARA MOHAWK $25      9.75 %, 1996         19,063            481           479 (b)(d)
      NO IND PUB SERV $100    8.85 %, 2003         47,250          4,767         4,829 (b)(d)

                                               Bal. Held
                                              at 12-31-94       Cost         Value at
                                               Number of       (Notes        12-31-94
    Name of Issuer and Title of Issue            Shares        a & c)        (Note a)
    --------------------------------------    ------------  -------------  ------------
      NORTHWEST NAT GA 100    6.95 %, 2002        150,000         15,000        14,662
      ORANGE ROCKLAND$100     8.125%, 1997         19,634          1,974         1,968 (d)
      OTTER TAIL PWR $100     6.35 %, 2007        180,000         18,000        16,357
      PECO ENERGY             6.12 %, 2003         77,300          7,574         7,247
      PACIFIC GAS & ELEC      6.57P%, 2007        525,000         13,069        12,075
      PACIFICORP $100 PAR     7.70 %, 2001        150,000         15,000        15,619
      PENN P&L PFD $100       6.125%, 2003         25,000          2,333         2,337 (b)
      PENN PWR & LT $100      6.33 %, 2008         50,000          5,000         4,563
      POTOMAC ELEC PWR $50    6.80 %, 2007        160,800          7,931         7,723
      POTOMAC ELECTRIC        7.78P%, 2006        160,000          8,008         8,350
      PUB SERV COLO $100      7.50 %, 2009        173,368         16,682        16,789 (b)(d)
      PUGET SOUND P&L $100    8.00 %, 2004          6,566            656           673
      ROCHESTER G & E $100    7.65P%, 1999         20,000          2,000         2,053
      ROCHESTER G & E $100    7.55P%, 1998         67,000          6,709         6,893
      ROCHESTER G & E $100    7.45P%, 1997         52,500          5,250         5,419
      SIERRA PAC PWR SER G    8.240%, 1998        109,396          5,489         5,336
      SO CA EDISON $100       6.45 %, 2002        147,250         14,781        14,062
      SOUTHWEST GAS           9.50P%, 1999          2,730            276           281 (b)(d)
      SO INDIANA G&E 100      6.50 %, 2002         75,000          7,500         6,849 (b)(d)
      TENNECO SRS B $100      7.400%, 1998         68,998          6,738         6,848
      TEXAS UTIL $100 PAR     6.98 %, 2008         50,000          5,000         4,469
      TEXAS UTILITY $100      9.64 %, 1998        100,000         10,056        10,144 (b)(d)
      TRANSCONT'L GAS PIPE    8.750%, 1996         57,500          5,746         5,750 (b)(d)
      UNITED TELECOM $100     7.75 %, 2008         39,914          3,818         3,890 (b)(d)
      UNITED TEL FL $10       5.25S%, 2000          9,900             94            86 (b)(d)
      VIRGINIA ELEC & PWR     6.35P%, 2000        168,700         16,867        16,490
      WASHINGTON WATER        8.625%, 2000         80,000          8,014         8,282
      WASHINGTON WTR POWER    6.95P%, 2007         50,000          5,000         4,688
                                              ------------  -------------  ------------
                                                8,416,309        586,409       582,774
                                              ============  -------------  ------------

    Finance

      HOUSEHLD FIN$100 92A    7.25 %, 1997         20,000          2,041         2,030
                                              ------------  -------------  ------------
                                                   20,000          2,041         2,030
                                              ============  -------------  ------------
    Industrial

      BOWATER $50 VAR RATE    VAR  %, 1998        251,800         12,036        11,646 (f)
      COMBUSTION ENG $100     9.125%, 1999        200,000         20,000        20,466 (b)(d)
      HARTFD FIRE S2 $50      VAR  %, 1995        326,600         16,198        16,248 (f)
      XEROX CORP $50 PAR      7.375%, 1998        220,008         10,856        11,385
                                              ------------  -------------  ------------
                                                  998,408         59,090        59,745
                                              ============  -------------  ------------

                Total Preferred Stocks                           647,540       644,549
                                                            -------------  ------------

                                               Bal. Held
                                              at 12-31-94       Cost         Value at
                                               Number of       (Notes        12-31-94
    Name of Issuer and Title of Issue            Shares        a & c)        (Note a)
    --------------------------------------    ------------  -------------  ------------
    OTHER

    Industrial

      MRS FIELDS                               20,176,717            605           605 (f)
      WAXMAN IND WARRANTS EXP 1996                150,000            150            34 (f)
                                              ------------  -------------  ------------
                Total Other                    20,326,717            755           639
                                              ============  -------------  ------------

                Total Investments in Securites
                     of unaffiliated Issuers                   2,509,094     2,479,083
                Total reserve for Possible Losses
                     on Corporate Issues                           1,000
                                                            -------------  ------------
                                                               2,508,094     2,479,083
                                                            =============  ============

                                          NOTES

    (a) See notes 1 and 3 to financial statements regarding determination of cost and fair values.
    (b) Securities valued by IDS Certificate Company at fair value in the absence of market quotations.
    (c) The aggregate cost of investments in securities of unaffiliated issuers for federal income tax purposes was $2,504,622.
    (d) Securities acquired in private negotiation which may require registration under federal securities laws if they were to be publicly sold. Also see note 3B to financial statements.
    (e) Non-income producing securities.
    (f) Securities classified as available for sale and carried at fair value in the balance sheet. Also see notes 1 and 3A to financial statements.

    IDS CERTIFICATE COMPANY                                                 SCHEDULE II

    Investments in and Advances to Affiliates and Income Thereon

    December 31, 1994, 1993 and 1992
    ($ in thousands)



    -----------------------------------------------------------------------------------
                                           Balance December 31, 1994         Interest
                                       ---------------------------------     Dividends
                                        Principal              Carrying      Credited
                                        Amount or      Cost       Value       to Income
    Name of Issuer and Title of Issue  No. of Shares  (a)&(c)      (b)          (d)
    -----------------------------------------------------------------------------------
    Wholly Owned Subsidiary (b):
    Real Estate Investment Company:
      Investors Syndicate Development
        Corporation:
          Capital Stock................        100    $2,998    $  4,819    $         0
                                             =====     -----     -------     ----------

    Other Controlled Company:

    Real Estate Development Company:
      Mankato Ventures, First Mortgage
        Loan...........................     $  580       580         580             68
                                             =====     -----     -------     ----------

    Other Affiliates (as defined
      in Sec. 2(a)(3) of the
      Investment Company Act
      of 1940).........................          0         0           0              0
                                             =====     -----     -------     ----------

        Total affiliates...............               $3,578    $  5,399    $        68
                                                       =====     =======     ==========

    IDS CERTIFICATE COMPANY                                                 SCHEDULE II

    Investments in and Advances to Affiliates and Income Thereon

    December 31, 1994, 1993 and 1992
    ($ in thousands)



    -----------------------------------------------------------------------------------
                                           Balance December 31, 1993          Interest
                                       ---------------------------------      Dividends
                                         Principal              Carrying      Credited
                                         Amount or     Cost       Value       to Income
    Name of Issuer and Title of Issue  No. of Shares  (a)&(c)      (b)          (d)
    -----------------------------------------------------------------------------------
    Wholly Owned Subsidiary (b):
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
                                                       =====     =======     ==========

    IDS CERTIFICATE COMPANY                                                 SCHEDULE II

    Investments in and Advances to Affiliates and Income Thereon

    December 31, 1994, 1993 and 1992
    ($ in thousands)



    -----------------------------------------------------------------------------------
                                           Balance December 31, 1992          Interest
                                       ---------------------------------      Dividends
                                         Principal              Carrying      Credited
                                         Amount or     Cost       Value       to Income
    Name of Issuer and Title of Issue  No. of Shares  (a)&(c)      (b)           (d)
    -----------------------------------------------------------------------------------
    Wholly Owned Subsidiary (b):
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
                                                       =====     =======     ==========










    IDS CERTIFICATE COMPANY                                                 SCHEDULE II

    Investments in and Advances to Affiliates and Income Thereon

    December 31, 1994, 1993 and 1992
    ($ in thousands)
    ------------------------------------------------------------


    NOTES:

      (a) The aggregate cost for federal income tax purposes at December 31, 1994, 1993 and 1992 was $5,309, $4,677 and $2,652 respectively, subject to possible adjustment in certain circumstances under consolidated income tax return regulations.

      (b) Investments in stocks of wholly owned subsidiaries are carried at cost adjusted for equity in undistributed net income since organization or acquisition of the subsidiaries.

      (c)   Changes in investment in affiliate during the three years ended
            December 31, 1994 are summarized below:

                                  Cost at   Additions (Deductions)  Cost at
            Name of Issuer and    Dec. 31,                          Dec. 31,
            Title of Issue          1991     1992     1993    1994    1994
            -------------------   --------   ----     ----    ----  --------
            Mankato Ventures,
              First Mortgage
                Loan                  864     (85)    (95)    (104)     580

      (d) There were no dividends or interest earned which were not credited to income.

    IDS CERTIFICATE COMPANY                                                                                             SCHEDULE III
    Mortgage Loans on Real Estate and Interest Earned on Mortgages
    Year Ended December 31, 1994
    ($ in thousands)



                                                               Part 1 -   Mortgage loans on real estate at end of period
                                                            ------------- ----------------------------------------------
                                                                                                              Amount of principal
                                                                                                            unpaid at end of period
                                                                                                          -------------------------
                                                                                         Carrying             Subject      Amount
                                                                                        amount of                to           of
                                                                          Number Prior  mortgages            delinquent   mortgages
                                                                            of   liens  (c),(g),(h)           interest      being
    Description (a)                                                       loans   (b)     and (i)     Total     (d)       forclosed
    ---------------                                                       ------  ----- ----------   ------ -----------  ----------
    First mortgages:
    Insured by Federal Housing Administration - liens on:
    Residential - under $100                                                  3                24        24          19         5
    Apartment and business - under $100                                       0                 0         0           0         0
                                                                          -----            ------    ------   ---------     -----
    Total                                                                     3                24        24          19         5
                                                                          -----            ------    ------   --------- -----------
    Partially guaranteed under Servicemen's
    Readjustment Act of 1944, as amended - liens on:
    Residential - under $100                                                  1                24        24          24        24
    Apartment and business - under $100                                       0                 0         0           0         0
                                                                          -----            ------    ------   ---------  -----------
    Total                                                                     1                24        24          24        24
                                                                          -----            ------    ------   ---------  -----------
    Other - liens on:
    Residential
    Under $100                                                                1                 2         2           2         0
    Apartment and business:                                               -----            ------    ------   ---------  -----------
    Under $100                                                                1                14        14           0         0
    $100 to $150                                                              1               115       115           0         0
    $150 to $200                                                              0                 0         0           0         0
    $200 to $250                                                              1               216       216           0         0
    $250 to $300                                                              2               562       562           0         0
    $300 to $350                                                              1               313       313           0         0
    $350 to $400                                                              2               782       782           0         0
    $400 to $450                                                              1               400       400           0         0
    $450 to $500                                                              0                 0         0           0         0
    Over $500
    Loan No.         Mortgagor                      Property Location
    --------         ---------                      -----------------
    20-00001    NSP, LTD                            Bloomington, MN           1               702       702           0         0
    21-46978    Kraus Anderson                      Burnsville, MN            1               375       625           0         0
    21-46996    Kraus Anderson                      Bloomington, MN           1               504       504           0         0
    21-47000    Vinland Property Trust              Dallas, TX                1             1,122     1,122           0         0
    21-47004    Retired Teachers Housing Authority  Yukon, OK                 1               798       798           0         0
    /TABLE
    PAGE 62

                                                                     Part 1 -   Mortgage loans on real estate at end of period
                                                                     ------------- ----------------------------------------------
                                                                                                              Amount of principal
                                                                                                            unpaid at end of period
                                                                                                           -------------------------
                                                                                         Carrying             Subject      Amount
    Description (a)                                                                     amount of                to           of
    ---------------                                                       Number Prior  mortgages            delinquent   mortgages
    Over $500                                                               of   liens  (c),(g),(h)           interest      being
    Loan No.         Mortgagor                      Property Location     loans   (b)     and (i)     Total     (d)       forclosed
    --------         ---------                      -----------------     ------  ----- ----------   ------ ----------- ------------
    21-47005    ALM Enterprises, Inc.               Fredericksburg, VA        1               563       563           0            0
    21-47032    Independent Order of Foresters      Irvine, CA                1               511       511           0            0
    21-47084    Ryan Construction Co.               Eden Prairie, MN          1             1,886     1,886           0            0
    21-47106    1225 No. County Road 18 LTD         Plymouth, MN              1             1,707     1,707           0            0
    21-47110    Lloyd Engelsma                      Brooklyn Park, MN         1             2,738     2,738           0            0
    21-47116    McCaughey Dev. Association          Madison, WI               1             1,273     1,273           0            0
    21-47128    Century Income Properties Fund      Brookfield,WI             1             2,019     2,019           0            0
    21-47129    Retired Teachers Housing            Yukon, OK                 1               586       586           0            0
    21-47131    Stephen M. and Sylvia C. Slifko     Akron, OH                 1             2,920     2,920           0            0
    21-47133    Dennis P. Bruyere                   Houston, TX               1               157       518           0            0
    21-47136    Ameritrust Co. National Association Clearwater, FL            1             3,312     3,312           0            0
    21-47139    Treasurer's Island Inc.             Eagan, MN                 1             1,589     1,589           0            0
    21-47140    Harbour Run LTD                     MentorOnTheLake,OH        1             4,224     4,224           0            0
    21-47141    John E. Smith                       Lafayette, IN             1             4,432     4,432           0            0
    21-47142    34th Street Properties Partnership  Gainsville, FL            1            10,322    10,322           0            0
    21-47144    Turnquist, Inc.                     Brooklyn Park, MN         1             4,666     4,666           0            0
    21-47147    Columbus Real Estate Co.            Hilliard, OH              1             7,980     7,980           0            0
    21-47148    Turner Development Corporation      Orlando, FL               1             4,874     4,874           0            0
    21-47149    Turner Development Corporation      Indialantic, FL           1             3,970     3,970           0            0
    21-47150     Bircain Apartment Company LP       Gladstone, MO             1             2,494     2,494           0            0
    21-47151     Pinecrest I                        Spokeane, WA              1             1,105     1,105           0            0
    21-47152     Richard D. Fownes Trustee          Boston, MA                1             3,779     3,779           0            0
    21-47153     Fox Run of Omaha, Inc.             Omaha, NE                 1             2,609     2,609           0            0
    21-47154     Kenneth Grandberg Trustee          Randolph, MA              1             3,181     3,181           0            0
    21-47155     VLM Partnership                    Overland Park, KS         1             2,892     2,892           0            0
    21-47156     LT Limited Partnership             Lafayette, IN             1             4,324     4,324           0            0
    21-47157     John A. Belanich                   Tampa, FL                 1             3,681     3,681           0            0
    21-47158     Grande Associates                  South River, NJ           1             4,295     4,295           0            0
    21-47159     Grande Associates                  Marlton, NJ               1             3,894     3,894           0            0

                                                                     Part 1 -   Mortgage loans on real estate at end of period
                                                                     ------------- ----------------------------------------------
                                                                                                              Amount of principal
                                                                                                            unpaid at end of period
                                                                                                           -------------------------
                                                                                         Carrying             Subject      Amount
    Description (a)                                                                     amount of                to           of
    ---------------                                                       Number Prior  mortgages            delinquent   mortgages
    Over $500                                                               of   liens  (c),(g),(h)           interest      being
    Loan No.         Mortgagor                      Property Location     loans   (b)     and (i)     Total     (d)       forclosed
    --------         ---------                      -----------------     ------  ----- ----------   ------ ----------- ------------
    21-47160     James Esshaki DBA                  Taylor MI                 1             6,180     6,180           0          0
    21-47162     York Creek #3 LTD DBA              Taylor MI                 1             4,025     4,025           0          0
    21-47163     Bayrock Investment Company         Sarasota, FL              1             6,609     6,609           0          0
    21-47164     K & M Hamilton Development Co.     Halmilton, OH             1             5,850     5,850           0          0
    21-47165     Bowling Freen Partnership          Sussex, WI                1             2,689     2,689           0          0
    21-47166     Colonial Estates Associates        Warrington, PA            1             6,368     6,368           0          0
    21-47167     Wilder Corp of Delaware            Ruskin, FL                1             5,920     5,920           0          0
    21-47168     Wilder Corp of Delaware            Riverview, FL             1             3,268     3,268           0          0
    21-47169     Franklin & Bonnie Kottshade        Rochester, MN             1             4,390     4,390           0          0
    21-47170     Franklin & Bonnie Kottshade        Rochester, MN             1             1,173     1,173           0          0
    21-47171     Desert Shadows Associates          Tucson, AZ                1             6,121     6,121           0          0
    21-47172     Dial Reit Inc.                     Fremont, NE               1             2,968     2,968           0          0
    21-47173     Cinram Associates                  Fairfield, NJ             1             3,922     3,922           0          0
    21-47174     Grande Associates                  Deptford Twnsp, NJ        1             8,335     8,335           0          0
    21-47177     Griffin Real Estate Fund II LP     Urbandale, IA             1             2,914     2,914           0          0
    21-47178     Griffin Real Estate Fund II LP     Urbandale, IA             1             2,524     2,524           0          0
    21-47179     Morrestown Office Center           Morrestown, NJ            1             2,753     2,753           0          0
    21-47181     Westlake #1 Limited Partnership    Knosha, WI                1             2,464     2,464           0          0
    21-47182     Shagbark Limited Partnership       Kenosha, WI               1             6,668     6,668           0          0
    21-47183     Cowne Point Ltd Partnership        Holland, MI               1             3,946     3,946           0          0
    21-47184     Mcnab Commerce Center Association  Pompano Beach, FL         1             2,241     2,241           0          0
    21-47186     Mack Edison Company                Edison, NJ                1             7,089     7,089           0          0
    21-47187     Industrial Development Association Mebane, NC                1             3,126     3,126           0          0
    21-47190     Dial Reit Inc.                     Davenport, IA             1             4,237     4,237           0          0
    21-47191     SSC Associates Ltd Ptnshp          St. Claire Shores, MI     1             6,380     6,380           0          0
    21-47192     Tree Trail Village Association     Norcross, GA              1             6,742     6,742           0          0
    21-47193     ECPG (Peoria) Association          Glendale, AZ              1             6,657     6,657           0          0
    21-47194     Briar Development Company          Tacoma, WA                1             4,398     4,398           0          0
    21-47195     Tipotex Inc.                       Pharr, TX                 1             1,947     1,947           0          0
    21-47196     Wilder Corporation                 Pharr, TX                 1             4,356     4,356           0          0
    21-47197     Wilder Corporation                 Alamo, TX                 1               998       998           0          0
    21-47198     Investors Real Estate Trust        Grand Forks, ND           1             4,312     4,312           0          0
    21-47199     Warren and Kelso Company           Cheltenham Twsp, PA       1             2,944     2,944           0          0
    21-47201     Oakland Park Festival Ctr          Oakland Park, FL          1             4,496     4,496           0          0
    21-47202     Lakewood West Ltd Partnership      Lakewood, CO              1             4,388     4,388           0          0
    0-2013291    Ryan Equities                      Pantago, TX               1               825       825           0          0
    0-3027654    DFB Associates                     Costa Mesa, CA            1             1,222     1,222           0          0
    0-3031967    Special Partnership                St. Anthony, MN           1               587       587           0          0
                                                                          -----           -------   -------   ---------  -----------
                                                                             81           253,918   254,529           0          0
                                                                          -----           -------   -------   ---------  -----------

    Total Other                                                              82           253,920   254,531           2          0
                                                                          -----           -------   -------   ---------  -----------

    Total First Mortgage Loans on Real Estate                                86           253,968   254,579          45         29
                                                                          =====           =======   =======   =========  ===========

                                                                                  Part 2 -
                                                                        Interest earned on mortgages
                                                                        ----------------------------
                                                                                         Average
                                                                                        gross rate
                                                                         Interest      of interest
                                                                          due and      on mortgages
                                                                          accrued      held at end
                                                                         at end of      of period
    Description (a)                                                      period (e)        (f)
    ---------------                                                     ------------  --------------
    First mortgages:
    Insured by Federal Housing Administration - liens on:
    Residential - under $100                                                                  7.186%
    Apartment and business - under $100                                                       0.000%
                                                                                        ------------
    Total                                                                                     7.816%
                                                                                        ------------
    Partially guaranteed under Servicemen's
    Readjustment Act of 1944, as amended - liens on:
    Residential - under $100                                                                  8.000%
    Apartment and business - under $100                                                       0.000%
                                                                                        ------------
    Total                                                                                     8.000%
                                                                                        ------------
    Other - liens on:
    Residential
    Under $100                                                                                5.500%
    Apartment and business:                                                             ------------
    Under $100                                                                                8.500%
    $100 to $150                                                                              9.375%
    $150 to $200                                                                              9.625%
    $200 to $250                                                                              9.625%
    $250 to $300                                                                             10.175%
    $300 to $350                                                                              9.000%
    $350 to $400                                                                              9.447%
    $400 to $450                                                                              8.500%
    $450 to $500                                                                              0.000%
    Over $500
    Loan No.         Mortgagor                      Property Location
    --------         ---------                      -----------------
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

                                                                                  Part 2 -
                                                                        Interest earned on mortgages
                                                                        ----------------------------

                                                                                         Average
                                                                                        gross rate
                                                                         Interest      of interest
                                                                          due and      on mortgages
    Description (a)                                                       accrued      held at end
    ---------------
    Over $500                                                            at end of      of period
    Loan No.         Mortgagor                      Property Location    period (e)        (f)
    --------         ---------                      -----------------   ------------  --------------
    21-47005    ALM Enterprises, Inc.               Fredericksburg, VA                        9.000%
    21-47032    Independent Order of Foresters      Irvine, CA                                9.750%
    21-47084    Ryan Construction Co.               Eden Prairie, MN                          8.500%
    21-47106    1225 No. County Road 18 LTD         Plymouth, MN                             10.250%
    21-47110    Lloyd Engelsma                      Brooklyn Park, MN                         9.875%
    21-47116    McCaughey Dev. Association          Madison, WI                               8.500%
    21-47128    Century Income Properties Fund      Brookfield,WI                            10.000%
    21-47129    Retired Teachers Housing            Yukon, OK                                12.000%
    21-47131    Stephen M. and Sylvia C. Slifko     Akron, OH                                10.625%
    21-47133    Dennis P. Bruyere                   Houston, TX                               9.500%
    21-47136    Ameritrust Co. National Association Clearwater, FL                            9.500%
    21-47139    Treasurer's Island Inc.             Eagan, MN                                 8.750%
    21-47140    Harbour Run LTD                     MentorOnTheLake,OH                        9.000%
    21-47141    John E. Smith                       Lafayette, IN                            10.000%
    21-47142    34th Street Properties Partnership  Gainsville, FL                            8.125%
    21-47144    Turnquist, Inc.                     Brooklyn Park, MN                         8.875%
    21-47147    Columbus Real Estate Co.            Hilliard, OH                              8.375%
    21-47148    Turner Development Corporation      Orlando, FL                               9.375%
    21-47149    Turner Development Corporation      Indialantic, FL                           9.375%
    21-47150     Bircain Apartment Company LP       Gladstone, MO                             9.750%
    21-47151     Pinecrest I                        Spokeane, WA                              9.875%
    21-47152     Richard D. Fownes Trustee          Boston, MA                                9.750%
    21-47153     Fox Run of Omaha, Inc.             Omaha, NE                                 9.750%
    21-47154     Kenneth Grandberg Trustee          Randolph, MA                              9.750%
    21-47155     VLM Partnership                    Overland Park, KS                         9.750%
    21-47156     LT Limited Partnership             Lafayette, IN                            10.000%
    21-47157     John A. Belanich                   Tampa, FL                                 8.750%
    21-47158     Grande Associates                  South River, NJ                           7.500%
    21-47159     Grande Associates                  Marlton, NJ                               7.500%

                                                                                  Part 2 -
                                                                        Interest earned on mortgages
                                                                        ----------------------------

                                                                                         Average
                                                                                        gross rate
                                                                         Interest      of interest
    Description (a)                                                       due and      on mortgages
    ---------------                                                       accrued      held at end
    Over $500                                                            at end of      of period
    Loan No.         Mortgagor                      Property Location    period (e)        (f)
    --------         ---------                      -----------------   ------------  --------------
    21-47160     James Esshaki DBA                  Taylor MI                                10.000%
    21-47162     York Creek #3 LTD DBA              Taylor MI                                 9.750%
    21-47163     Bayrock Investment Company         Sarasota, FL                              9.375%
    21-47164     K & M Hamilton Development Co.     Halmilton, OH                             9.625%
    21-47165     Bowling Freen Partnership          Sussex, WI                                8.750%
    21-47166     Colonial Estates Associates        Warrington, PA                            8.625%
    21-47167     Wilder Corp of Delaware            Ruskin, FL                                9.500%
    21-47168     Wilder Corp of Delaware            Riverview, FL                             9.500%
    21-47169     Franklin & Bonnie Kottshade        Rochester, MN                             9.000%
    21-47170     Franklin & Bonnie Kottshade        Rochester, MN                             9.750%
    21-47171     Desert Shadows Associates          Tucson, AZ                                8.750%
    21-47172     Dial Reit Inc.                     Fremont, NE                               8.250%
    21-47173     Cinram Associates                  Fairfield, NJ                             8.500%
    21-47174     Grande Associates                  Deptford Twnsp, NJ                        8.875%
    21-47177     Griffin Real Estate Fund II LP     Urbandale, IA                             8.375%
    21-47178     Griffin Real Estate Fund II LP     Urbandale, IA                             8.375%
    21-47179     Morrestown Office Center           Morrestown, NJ                            9.000%
    21-47181     Westlake #1 Limited Partnership    Knosha, WI                                8.250%
    21-47182     Shagbark Limited Partnership       Kenosha, WI                               9.000%
    21-47183     Cowne Point Ltd Partnership        Holland, MI                               9.250%
    21-47184     Mcnab Commerce Center Association  Pompano Beach, FL                         9.000%
    21-47186     Mack Edison Company                Edison, NJ                                8.000%
    21-47187     Industrial Development Association Mebane, NC                                8.125%
    21-47190     Dial Reit Inc.                     Davenport, IA                             8.000%
    21-47191     SSC Associates Ltd Ptnshp          St. Claire Shores, MI                     8.125%
    21-47192     Tree Trail Village Association     Norcross, GA                              8.250%
    21-47193     ECPG (Peoria) Association          Glendale, AZ                              8.750%
    21-47194     Briar Development Company          Tacoma, WA                                8.750%
    21-47195     Tipotex Inc.                       Pharr, TX                                 9.125%
    21-47196     Wilder Corporation                 Pharr, TX                                 9.125%
    21-47197     Wilder Corporation                 Alamo, TX                                 9.125%
    21-47198     Investors Real Estate Trust        Grand Forks, ND                           6.500%
    21-47199     Warren and Kelso Company           Cheltenham Twsp, PA                       8.125%
    21-47201     Oakland Park Festival Ctr          Oakland Park, FL                          7.750%
    21-47202     Lakewood West Ltd Partnership      Lakewood, CO                              7.750%
    0-2013291    Ryan Equities                      Pantago, TX                              11.125%
    0-3027654    DFB Associates                     Costa Mesa, CA                            9.500%
    0-3031967    Special Partnership                St. Anthony, MN                           9.250%
                                                                                        ------------
                                                                                              8.884%
                                                                                        ------------

    Total Other                                                                               8.884%
                                                                                        ------------

    Total First Mortgage Loans on Real Estate                                                 8.884%
                                                                                        ============

    Part 3 - Location of mortgaged properties
    -----------------------------------------
    ($ in thousands)
                                                       Amount of principal
                                                     unpaid at end of period
                                                     -----------------------
                                          Carrying                  Subject
         State in                        amount of                    to        Amount of
     which mortgaged   Number    Prior   mortgages                delinquent    mortgages
         property        of      liens   (c), (g),                 interest       being
        is located      loans     (b)   (h) and (i)     Total         (d)      foreclosed
     ---------------   -------   -----   ----------  -----------  -----------  ----------
    Arizona                  2               12,778       12,778
    California               3                2,121        2,121
    Colorado                 1                4,388        4,388
    Florida                 11               48,909       48,909
    Georgia                  1                6,742        6,742
    Indiana                  2                8,757        8,757
    Iowa                     3                9,674        9,674
    Kansas                   1                2,892        2,892
    Massachusetts            2                6,960        6,960
    Michigan                 4               20,531       20,531
    Minnesota               16               20,680       20,930           43           29
    Missouri                 1                2,494        2,494
    Nebraska                 2                5,590        5,590
    New Jersey               7                4,312        4,312
    North Carolina           2                5,577        5,577
    North Dakota             1               30,680       30,680
    Ohio                     4               20,975       20,975
    Oklahoma                 3                1,655        1,655
    Pennsylvania             2                9,312        9,312
    South Dakota             1                  400          400
    Texas                   10                9,826       10,187            2
    Virginia                 1                  563          563
    Washington               2                5,503        5,503
    Wisconsin                4               12,649       12,649
                        ------           ----------   ----------    ---------    ---------
    Total                   86              253,968      254,579           45           29
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

    (f) Information as to interest income by type and class of loan has been omitted because it is not readily available and the obtaining thereof would involve unreasonable effort and expense. In lieu thereof, the average gross interest rates (exclusive of amort-tization of discounts and premiums) on mortgage loans held at December 31, 1994 are shown by type and class of loan.

         The average gross interest rates on mortgage loans held at December 31, 1994, 1993 and 1992 are summarized as follows:

                                                  1994      1993      1992
         First mortgages:                        -----     -----     -----
              Insured by Federal Housing
                Administration                   7.186%    7.076%    5.817%
              Partially guaranteed under
                Servicemen's Readjustment
                Act of 1944, as amended          8.000     8.000     6.719
              Other                              8.884     9.055     9.282
                                                 -----     -----     -----

                    Combined average             8.884%    9.055%    9.207%
                                                 =====     =====     =====

    (g) Following is a reconciliation of the carrying amount of mortgage loans for the years ended December 31, 1994, 1993 and 1992.


                                         1994          1993          1992
                                         ----          ----          ----
         Balance at beginning
           of period                  $  281,865    $  233,796    $  145,055
         Additions during period:
           New loans acquired:
             Nonaffiliated
               companies                       0        59,183        98,314
           Allowance for loss
             transferred to
               real estate                   350           530           350
           Allowance for loss
             reversed                          0           220             0
           Amortization of
             discount/premium                 51            90            61
                                      ----------    ----------     ----------

                 Total additions             401        60,023        98,725
                                      ----------    ----------    ----------
                                         282,266       293,819       243,780
                                      ----------    ----------    ----------
         Deductions during period:
           Collections of
             principal                    28,298         5,908         9,484
           Cost of mortgages sold              0         6,046             0
           Allowance for loss                  0             0           500
           Writeoff                            0             0             0
                                      ----------    ----------    ----------
               Total deductions           28,298        11,954         9,984
                                      ----------    ----------    ----------

         Balance at end of
           period                     $  253,968    $  281,865    $  233,796
                                      ==========    ==========    ==========

    (h) The aggregate cost of mortgage loans for federal income tax purposes at December 31, 1994 was $254,579.

    (i) At December 31, 1994, an allowance for loss of $611 is recorded to reduce the carrying value of conventional loans since evidence indicates that a loss is likely to occur.
/TABLE

      IDS CERTIFICATE COMPANY                                                              SCHEDULE V

      Qualified Assets on Deposit

      December 31, 1994
      ($ thousands)

                                        Investments in Securities
                                        -------------------------
                                          Bonds and                 Mortgage
                                            Notes      Stocks         Loans      Other
            Name of Depositary               (a)         (b)           (c)        (d)         Total
            ------------------           -----------  ----------    --------    --------   ----------
      Deposits with states or their de-
        positaries to meet requirements
        of statutes and agreements:

          Illinois - Secretary of
            State of Illinois             $       51  $        0    $      0   $       0   $       51

          New Jersey - Commissioner
            of Banking and Insurance
            of New Jersey                        100           0           0           0          100


          Pennsylvania - Treasurer
            of the State of
            Pennsylvania                         150           0           0           0          150


          Texas - Treasurer of the
            State of Texas                       116           0           0           0          116
                                          ----------  ----------    --------   ---------   ----------
          Total deposits with states
            or their depositaries to
            meet requirements of
            statues and agreements               417           0           0           0          417

      Central depositary - IDS Bank &
        Trust                              2,011,460     647,799     252,263      28,016    2,939,538
                                          ----------  ----------    --------   ---------   ----------
          Total                           $2,011,877  $  647,799    $252,263   $  28,016   $2,939,955
                                          ==========  ==========    ========   =========   ==========


      Notes:
        (a)  Represents amortized cost of bonds and notes.
        (b)  Represents average cost of individual issues of stocks.
        (c)  Represents unpaid principal balance of mortgage loans less unamortized discounts and reserve for losses.
        (d)  Represents amortized cost of interest rate caps of $14,946 and amortized cost of purchased call options of $13,070.

                                                                                                  Schedule VI
IDS CERTIFICATE COMPANY
Certificate Reserves

Part 1 - Summary of Changes

Year ended December 31, 1994                                               Balance at beginning of period
($ in thousands)                                                       --------------------------------------
                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves
-----------                                          -------------     ----------    ----------    ----------
Installment certificates:
Reserves to mature:
Series 15, includes extended maturities           2.40 Inst/2.50 Ext.           2  $         10             3
  "    20,     "        "        "                2.52 Inst/2.50 Ext.         210         2,686         2,470
  "    15A,    "        "        "                2.66 Inst/3.04 Ext.         145         2,019         1,760
  "    22A,    "        "        "                       3.09               3,278        53,014        42,073
  "    I-76,   "        "        "                       3.35               1,383        32,777        11,651
  "    Reserve Plus Flexible Payment                   (note a)             1,125        11,612         5,610
  "    IC-Q-Installment                                (note a)             2,100        22,470         9,191
  "    IC-Q-Ins                                        (note a)            46,692       664,245       211,374
  "    IC-Q-Ins Emp                                    (note a)               282         4,145         1,173
  "    IC-1                                            (note a)            31,001       570,314        46,081
  "    IC-1-Emp                                        (note a)               256         5,794           376
  "    RP-Q-Installment                                (note a)             1,305        19,178         8,824
  "    RP-Q-Flexible Payment                           (note a)               254         4,777         1,677
  "    RP-Q-Ins                                        (note a)             1,339        31,825         9,143
  "    RP-Q-Ins Emp                                    (note a)                10           567            26
  "    RP-1                                            (note a)               320        11,269         1,161
  "    RP-1-Emp                                        (note a)                 3           672             6
                                                                       ----------    ----------    ----------
Total                                                                      89,705     1,437,374       352,599
                                                                       ----------    ----------    ----------
Payments made in advance of certificate
year requirements and accrued interest
thereon:
Series 15, includes extended maturities                    2              Not           Not                 1
  "    20,     "        "        "                         2            Readily      Applicable           113
  "    15A,    "        "        "                         3           Available                           54
  "    22A,    "        "        "                         3                                            1,369
  "    I-76,   "        "        "                        3.5                                             406
                                                                                                   ----------
Total                                                                                                   1,943
                                                                                                   ----------

                                                                                     Additions
                                                                      ---------------------------------------

                                                                                                    Charged
                                                         Yield          Charged       Reserve       to other
                                                      to maturity      to profit    payments by     accounts
                                                     on an annual       and loss    certificate       (per
                                                     payment basis     or income      holders       part 2)
Description                                          -------------     ----------   -----------    ----------
-----------
Installment certificates:
Reserves to mature:
Series 15, includes extended maturities           2.40 Inst/2.50 Ext.           0             0             0
  "    20,     "        "        "                2.52 Inst/2.50 Ext.          61            16            25
  "    15A,    "        "        "                2.66 Inst/3.04 Ext.          48            36            46
  "    22A,    "        "        "                       3.09               1,248           835         2,904
  "    I-76,   "        "        "                       3.35                 382           544            63
  "    Reserve Plus Flexible Payment                   (note a)                 0           555           100
  "    IC-Q-Installment                                (note a)                 0           875           205
  "    IC-Q-Ins                                        (note a)                 0        42,557         4,760
  "    IC-Q-Ins Emp                                    (note a)                 0           243            34
  "    IC-1                                            (note a)                 0        63,184         1,811
  "    IC-1-Emp                                        (note a)                 0           507            18
  "    RP-Q-Installment                                (note a)                 0           156           179
  "    RP-Q-Flexible Payment                           (note a)                 0           199            40
  "    RP-Q-Ins                                        (note a)                 0         1,367           182
  "    RP-Q-Ins Emp                                    (note a)                 0             8             1
  "    RP-1                                            (note a)                 0         1,115            37
  "    RP-1-Emp                                        (note a)                 0             7             0
                                                                       ----------   -----------    ----------
Total                                                                       1,739       112,204        10,405
                                                                       ----------   -----------    ----------
Payments made in advance of certificate
year requirements and accrued interest
thereon:
Series 15, includes extended maturities                    2                    0             0             0
  "    20,     "        "        "                         2                    3            13             2
  "    15A,    "        "        "                         3                    1             1             7
  "    22A,    "        "        "                         3                   43           430            95
  "    I-76,   "        "        "                        3.5                  14            52             2
                                                                       ----------   -----------    ----------
Total                                                                          61           496           106
                                                                       ----------   -----------    ----------

                                                                                     Deductions
                                                                      ---------------------------------------

                                                                                                    Credited
                                                         Yield                          Cash        to other
                                                      to maturity                    surrenders     accounts
                                                     on an annual                     prior to        (per
Description                                          payment basis     Maturities     maturity      part 2)
-----------                                          -------------     ----------    ----------    ----------
Installment certificates:
Reserves to mature:
Series 15, includes extended maturities           2.40 Inst/2.50 Ext.           0             2             0
  "    20,     "        "        "                2.52 Inst/2.50 Ext.         309            73           995
  "    15A,    "        "        "                2.66 Inst/3.04 Ext.         161            73           408
  "    22A,    "        "        "                       3.09               2,143         2,653         6,467
  "    I-76,   "        "        "                       3.35                   0         1,264           340
  "    Reserve Plus Flexible Payment                   (note a)             2,026         1,298            15
  "    IC-Q-Installment                                (note a)             2,532         2,686             8
  "    IC-Q-Ins                                        (note a)                 0        94,633             0
  "    IC-Q-Ins Emp                                    (note a)                 0           508             0
  "    IC-1                                            (note a)                 0        12,190             0
  "    IC-1-Emp                                        (note a)                 0           167             0
  "    RP-Q-Installment                                (note a)             2,553         1,671            98
  "    RP-Q-Flexible Payment                           (note a)                 0           958             0
  "    RP-Q-Ins                                        (note a)                 0         4,570             0
  "    RP-Q-Ins Emp                                    (note a)                 0             8             0
  "    RP-1                                            (note a)                 0           539             0
  "    RP-1-Emp                                        (note a)                 0             7             0
                                                                       ----------    ----------    ----------
Total                                                                       9,724       123,300         8,331
                                                                       ----------    ----------    ----------
Payments made in advance of certificate
year requirements and accrued interest
thereon:
Series 15, includes extended maturities                    2                    0             1             0
  "    20,     "        "        "                         2                   12            14            49
  "    15A,    "        "        "                         3                    3             1            30
  "    22A,    "        "        "                         3                   91            72           611
  "    I-76,   "        "        "                        3.5                   0            50            38
                                                                       ----------    ----------    ----------
Total                                                                         106           138           728
                                                                       ----------    ----------    ----------

                                                                            Balance at close of period
                                                                      ---------------------------------------
                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves
-----------                                          -------------    -----------    ----------    ----------
Installment certificates:
Reserves to mature:
Series 15, includes extended maturities           2.40 Inst/2.50 Ext.           1             5             1
  "    20,     "        "        "                2.52 Inst/2.50 Ext.         105         1,275         1,195
  "    15A,    "        "        "                2.66 Inst/3.04 Ext.          93         1,374         1,248
  "    22A,    "        "        "                       3.09               2,641        44,461        35,797
  "    I-76,   "        "        "                       3.35               1,200        28,481        11,036
  "    Reserve Plus Flexible Payment                   (note a)               568         5,546         2,926
  "    IC-Q-Installment                                (note a)             1,185        12,831         5,045
  "    IC-Q-Ins                                        (note a)            32,601       443,888       164,058
  "    IC-Q-Ins Emp                                    (note a)               193         2,812           942
  "    IC-1                                            (note a)            46,436       865,176        98,886
  "    IC-1-Emp                                        (note a)               372         7,105           734
  "    RP-Q-Installment                                (note a)               633         9,374         4,837
  "    RP-Q-Flexible Payment                           (note a)               212         3,100           958
  "    RP-Q-Ins                                        (note a)               880        19,554         6,122
  "    RP-Q-Ins Emp                                    (note a)                 7           435            27
  "    RP-1                                            (note a)               431        14,994         1,774
  "    RP-1-Emp                                        (note a)                 2           636             6
                                                                       ----------   -----------    ----------
Total                                                                      87,560     1,461,047       335,592
                                                                       ----------   -----------    ----------
Payments made in advance of certificate
year requirements and accrued interest
thereon:
Series 15, includes extended maturities                    2              Not           Not                 0
  "    20,     "        "        "                         2            Readily      Applicable            56
  "    15A,    "        "        "                         3           Available                           29
  "    22A,    "        "        "                         3                                            1,163
  "    I-76,   "        "        "                        3.5                                             386
                                                                                                   ----------
Total                                                                                                   1,634
                                                                                                   ----------

                                                                           Balance at beginning of period
                                                                       --------------------------------------
                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves
-----------                                          -------------     ----------    ----------    ----------
Additional credits and accrued interest
thereon:
Series 15, includes extended maturities                   2.5                                               0
  "    20,     "        "        "                        2.5             Not           Not               601
  "    15A,    "        "        "                         3            Readily      Applicable           328
  "    22A,    "        "        "                         3           Available                        8,763
  "    I-76,   "        "        "                        3.5                                           2,814
  "    Reserve Plus Flexible Payment                   (note a)                                             0
  "    IC-Q-Installment                                (note a)                                             0
  "    IC-Q-Ins                                        (note a)                                             0
  "    IC-Q-Ins Emp                                    (note a)                                             0
  "    IC-1                                            (note a)                                            49
  "    IC-1-Emp                                        (note a)                                             0
  "    RP-Q-Installment                                (note a)                                             0
  "    RP-Q-Flexible Payment                           (note a)                                             0
  "    RP-Q-Ins                                        (note a)                                             0
  "    RP-Q-Ins Emp                                    (note a)                                             0
  "    RP-1                                            (note a)                                             1
  "    RP-1-Emp                                        (note a)                                             0
                                                                                                   ----------
Total                                                                                                  12,556
                                                                                                   ----------

Reserve for accrued extra contribution 3rd year                                                         5,002
Reserve for accrued extra contribution 6th year                                                           776
Accrued interest on reserves in default I-76              3.5                                               3
Reserve for additional credits to be allowed                              Not           Not
Installment Certificates-Special Additional                             Readily      Applicable
Credits I-76                                                           Available                            0
Accrued for additional credits to be allowed at
next anniversary                                                                                          271
Reserve for death and disability refund options                                                             0
Reserve for reconversion of paid-up certificates                                                           51
                                                                                                   ----------
Total installment certificates                                                                        373,201
                                                                                                   ----------

                                                                                     Additions
                                                                      ---------------------------------------

                                                                                                    Charged
                                                         Yield          Charged       Reserve       to other
                                                      to maturity      to profit    payments by     accounts
                                                     on an annual       and loss    certificate       (per
Description                                          payment basis     or income      holders       part 2)
-----------                                          -------------     ----------   -----------    ----------
Additional credits and accrued interest
thereon:
  "    15, includes extended maturities                   2.5                   0                           0
  "    20,     "        "        "                        2.5                  11       Not                25
  "    15A,    "        "        "                         3                    7    Applicable            18
  "    22A,    "        "        "                         3                  229                         946
  "    I-76,   "        "        "                        3.5                  92                          95
  "    Reserve Plus Flexible Payment                   (note a)               100                           0
  "    IC-Q-Installment                                (note a)               206                           0
  "    IC-Q-Ins                                        (note a)             4,763                           0
  "    IC-Q-Ins Emp                                    (note a)                34                           0
  "    IC-1                                            (note a)             1,880                           0
  "    IC-1-Emp                                        (note a)                18                           0
  "    RP-Q-Installment                                (note a)               179                           0
  "    RP-Q-Flexible Payment                           (note a)                40                           0
  "    RP-Q-Ins                                        (note a)               182                           0
  "    RP-Q-Ins Emp                                    (note a)                 1                           0
  "    RP-1                                            (note a)                38                           0
  "    RP-1-Emp                                        (note a)                 0                           0
                                                                       ----------                  ----------
Total                                                                       7,780                       1,084
                                                                       ----------                  ----------

Reserve for accrued extra contribution 3rd year                             4,961        (1,581)            0
Reserve for accrued extra contribution 6th year                               555          (687)            0
Accrued interest on reserves in default I-76              3.5                   8             0             0
Reserve for additional credits to be allowed
Installment Certificates-Special Additional
Credits I-76                                                                    0             0             0
Accrued for additional credits to be allowed at
next anniversary                                                              307             0             0
Reserve for death and disability refund options                                 0             0             0
Reserve for reconversion of paid-up certificates                                3             0             0
                                                                       ----------   -----------    ----------
Total installment certificates                                             15,414       110,432        11,595
                                                                       ----------   -----------    ----------

                                                                                     Deductions
                                                                      ---------------------------------------
                                                                                                    Credited
                                                         Yield                          Cash        to other
                                                      to maturity                    surrenders     accounts
                                                     on an annual                     prior to        (per
Description                                          payment basis     Maturities     maturity      part 2)
-----------                                          -------------     ----------   -----------    ----------
Additional credits and accrued interest
thereon:
Series 15, includes extended maturities                   2.5                   0             0             0
  "    20,     "        "        "                        2.5                  81            18           254
  "    15A,    "        "        "                         3                   34            14            79
  "    22A,    "        "        "                         3                  488           551         1,424
  "    I-76,   "        "        "                        3.5                   0           301            72
  "    Reserve Plus Flexible Payment                   (note a)                 0             0           100
  "    IC-Q-Installment                                (note a)                 0             0           206
  "    IC-Q-Ins                                        (note a)                 0             0         4,763
  "    IC-Q-Ins Emp                                    (note a)                 0             0            34
  "    IC-1                                            (note a)                 0             0         1,811
  "    IC-1-Emp                                        (note a)                 0             0            18
  "    RP-Q-Installment                                (note a)                 0             0           179
  "    RP-Q-Flexible Payment                           (note a)                 0             0            40
  "    RP-Q-Ins                                        (note a)                 0             0           182
  "    RP-Q-Ins Emp                                    (note a)                 0             0             1
  "    RP-1                                            (note a)                 0             0            37
  "    RP-1-Emp                                        (note a)                 0             0             0
                                                                       ----------    ----------    ----------
Total                                                                         603           884         9,200
                                                                       ----------    ----------    ----------

Reserve for accrued extra contribution 3rd year                                 0             0             0
Reserve for accrued extra contribution 6th year                                 0             0             0
Accrued interest on reserves in default I-76              3.5                   0             0             8
Reserve for additional credits to be allowed
Installment Certificates-Special Additional
Credits I-76                                                                    0             0             0
Accrued for additional credits to be allowed at
next anniversary                                                                0             0           519
Reserve for death and disability refund options                                 0             0             0
Reserve for reconversion of paid-up certificates                                0             0             1
                                                                       ----------    ----------    ----------
Total installment certificates                                             10,433       124,322        18,787
                                                                       ----------    ----------    ----------

                                                                            Balance at close of period
                                                                      ---------------------------------------
                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves
-----------                                          -------------    -----------    ----------    ----------
Additional credits and accrued interest
thereon:
Series 15, includes extended maturities                   2.5                                               0
  "    20,     "        "        "                        2.5             Not           Not               284
  "    15A,    "        "        "                         3            Readily      Applicable           226
  "    22A,    "        "        "                         3           Available                        7,475
  "    I-76,   "        "        "                        3.5                                           2,628
  "    Reserve Plus Flexible Payment                   (note a)                                             0
  "    IC-Q-Installment                                (note a)                                             0
  "    IC-Q-Ins                                        (note a)                                             0
  "    IC-Q-Ins Emp                                    (note a)                                             0
  "    IC-1                                            (note a)                                           118
  "    IC-1-Emp                                        (note a)                                             0
  "    RP-Q-Installment                                (note a)                                             0
  "    RP-Q-Flexible Payment                           (note a)                                             0
  "    RP-Q-Ins                                        (note a)                                             0
  "    RP-Q-Ins Emp                                    (note a)                                             2
  "    RP-1                                            (note a)                                             0
                                                                                                  -----------
Total                                                                                                  10,733
                                                                                                  -----------

Reserve for accrued extra contribution 3rd year                                                         8,382
Reserve for accrued extra contribution 6th year                                                           644
Accrued interest on reserves in default I-76              3.5                                               3
Reserve for additional credits to be allowed
Installment Certificates-Special Additional                               Not           Not
Credits I-76                                                            Readily      Applicable             0
Accrued for additional credits to be allowed at                        Available
next anniversary                                                                                           59
Reserve for death and disability refund options                                                             0
Reserve for reconversion of paid-up certificates                                                           53
                                                                                                  -----------
Total installment certificates                                                                        357,100
                                                                                                  -----------

                                                                           Balance at beginning of period
                                                                       --------------------------------------
                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves
-----------                                          -------------     ----------    ----------    ----------
Fully paid certificates:
Single-payment certificates:
SP 74                                                     3.5                 399         3,706         3,575
SP 75                                                     3.5               2,449        24,410        23,051
SP 76                                                     3.5                 596         4,826         4,378
SP 77                                                     3.5                 693         4,814         4,232
SP 78                                                     3.5                 780         6,345         5,398
SP 79                                                     3.5                 916         7,163         5,900
SP 80                                                     3.5                 874         7,214         5,726
SP 81A                                                    3.5                 756         5,310         4,066
SP 82A                                                    3.5                 741         7,488         5,546
SP 82B                                                    3.5               1,415        14,223        10,416
SP 83A                                                    3.5                 247         2,214         1,599
SP 83B                                                    3.5                 518         5,139         3,650
IC-2-84                                                   3.5               2,544        27,624        18,967
IC-2-85                                                   3.5               1,324        16,134        13,901
IC-2-86                                                   3.5                 667         9,011         7,009
IC-2-87                                                   3.5                 863        13,110         9,475
IC-2-88                                                   3.5               1,629        27,321        17,893
Reserve Plus Single Payment                            (note a)             2,190        10,855        16,001
Cash Reserve Single Payment                            (note b)                83           350           368
IC-Flexible Savings (formerly Variable Term)           (note d)            58,048       433,770       483,718
IC-Flexible Savings Emp (formerly Variable Term)       (note d)             1,446        14,944        16,805
IC-Investors                                           (note d)               254       261,159       269,421
IC-Special Deposits                                    (note d)                13        17,436        18,111
IC-1-84                                                (note c)               168           905         1,132
Cash Reserve Variable Payment                          (note b)             1,118         2,789         7,304
Cash Reserve Variable Payment-3mo.                     (note e)            44,436       272,413       283,739
IC-Future Value                                        (note f)             7,702        72,326        72,326
IC-Future Value Emp                                    (note f)               169         1,256         1,256
IC-Stock Market                                        (note g)            28,736       335,821       348,355
                                                                       ----------    ----------    ----------
Total                                                                     161,774     1,610,076     1,663,318
                                                                       ----------    ----------    ----------

                                                                                     Additions
                                                                      ---------------------------------------

                                                                                                    Charged
                                                         Yield          Charged       Reserve       to other
                                                      to maturity      to profit    payments by     accounts
                                                     on an annual       and loss    certificate       (per
Description                                          payment basis     or income      holders       part 2)
-----------                                          -------------     ----------   -----------    ----------
Fully paid certificates:
Single-payment certificates:
SP 74                                                     3.5                 115             0             0
SP 75                                                     3.5                 778             0             0
SP 76                                                     3.5                 143             0             0
SP 77                                                     3.5                 134             0             0
SP 78                                                     3.5                 169             0             0
SP 79                                                     3.5                 188             0             0
SP 80                                                     3.5                 184             0             0
SP 81A                                                    3.5                 121             0             0
SP 82A                                                    3.5                 175             0             0
SP 82B                                                    3.5                 297             0             0
SP 83A                                                    3.5                  48             0             0
SP 83B                                                    3.5                 109             0             0
IC-2-84                                                   3.5                 544             0             0
IC-2-85                                                   3.5                   0             0           475
IC-2-86                                                   3.5                   0             0           231
IC-2-87                                                   3.5                   0             0           306
IC-2-88                                                   3.5                   0             0           572
Reserve Plus Single Payment                            (note a)                 0             4           421
Cash Reserve Single Payment                            (note b)                 0             0            10
IC-Flexible Savings (formerly Variable Term)           (note d)                 0       195,894        16,098
IC-Flexible Savings Emp (formerly Variable Term)       (note d)                 0         3,570           653
IC-Investors                                           (note d)                 0       407,177        12,512
IC-Special Deposits                                    (note d)                 0        18,014           698
IC-1-84                                                (note c)                 0             0            41
Cash Reserve Variable Payment                          (note b)                 0           695           182
Cash Reserve Variable Payment-3mo.                     (note e)                 0       365,065         8,540
IC-Future Value                                        (note f)                 0       140,424             0
IC-Future Value Emp                                    (note f)                 0         2,559             0
IC-Stock Market                                        (note g)                 0       105,033         8,130
                                                                       ----------   -----------    ----------
Total                                                                       3,005     1,238,435        48,869
                                                                       ----------   -----------    ----------

                                                                                     Deductions
                                                                      ---------------------------------------

                                                                                                    Credited
                                                         Yield                          Cash        to other
                                                      to maturity                    surrenders     accounts
                                                     on an annual                     prior to        (per
Description                                          payment basis     Maturities     maturity      part 2)
-----------                                          -------------     ----------    ----------    ----------
Fully paid certificates:
Single-payment certificates:
SP 74                                                     3.5                 263           271         1,115
SP 75                                                     3.5                   0         1,322           627
SP 76                                                     3.5                   0           784             0
SP 77                                                     3.5                   0           877             2
SP 78                                                     3.5                   0         1,423            19
SP 79                                                     3.5                   0         1,083            44
SP 80                                                     3.5                   0         1,069            19
SP 81A                                                    3.5                   0         1,036            23
SP 82A                                                    3.5                   0         1,353             0
SP 82B                                                    3.5                   0         3,273            40
SP 83A                                                    3.5                   0           395             0
SP 83B                                                    3.5                   0         1,112             0
IC-2-84                                                   3.5                   0         7,097            50
IC-2-85                                                   3.5                   0         5,193            30
IC-2-86                                                   3.5                   0         2,503             8
IC-2-87                                                   3.5                   0         3,643             0
IC-2-88                                                   3.5                   0         7,229            15
Reserve Plus Single Payment                            (note a)                 0         3,946            13
Cash Reserve Single Payment                            (note b)                 0           118             0
IC-Flexible Savings (formerly Variable Term)           (note d)                 0       201,791             0
IC-Flexible Savings Emp (formerly Variable Term)       (note d)                 0         5,232             0
IC-Investors                                           (note d)                 0       256,100             0
IC-Special Deposits                                    (note d)                 0        23,471             0
IC-1-84                                                (note c)               113           340             0
Cash Reserve Variable Payment                          (note b)                 0         2,666             0
Cash Reserve Variable Payment-3mo.                     (note e)                 0       363,977             0
IC-Future Value                                        (note f)            10,164         6,718             0
IC-Future Value Emp                                    (note f)               122             6             0
IC-Stock Market                                        (note g)                 0       242,936             0
                                                                       ----------    ----------    ----------
Total                                                                      10,662     1,146,964         2,005
                                                                       ----------    ----------    ----------

                                                                            Balance at close of period
                                                                      ---------------------------------------
                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves
-----------                                          -------------    -----------    ----------    ----------
Fully paid certificates:
Single-payment certificates:
SP 74                                                      3                  214         2,049         2,041
SP 75                                                     3.5               2,237        22,384        21,880
SP 76                                                     3.5                 482         3,982         3,737
SP 77                                                     3.5                 547         3,832         3,487
SP 78                                                     3.5                 627         4,687         4,125
SP 79                                                     3.5                 765         5,820         4,961
SP 80                                                     3.5                 716         5,870         4,822
SP 81A                                                    3.5                 586         3,948         3,128
SP 82A                                                    3.5                 563         5,696         4,368
SP 82B                                                    3.5               1,011         9,758         7,400
SP 83A                                                    3.5                 187         1,674         1,252
SP 83B                                                    3.5                 389         3,600         2,647
IC-2-84                                                   3.5               1,699        17,391        12,364
IC-2-85                                                   3.5                 894        10,284         9,153
IC-2-86                                                   3.5                 464         5,909         4,729
IC-2-87                                                   3.5                 589         8,168         6,138
IC-2-88                                                   3.5               1,132        16,565        11,221
Reserve Plus Single Payment                               3.5               1,742         8,476        12,467
Cash Reserve Single Payment                            (note a)                71           314           260
IC-Flexible Savings (formerly Variable Term)           (note b)            71,321       449,253       493,919
IC-Flexible Savings Emp (formerly Variable Term)       (note d)             1,536        13,947        15,796
IC-Investors                                           (note d)               448       423,479       433,010
IC-Special Deposits                                    (note d)                13        12,889        13,352
IC-1-84                                                (note d)               116           672           720
Cash Reserve Variable Payment                          (note c)               914         4,382         5,515
Cash Reserve Variable Payment-3mo.                     (note b)            49,507       283,162       293,367
IC-Future Value                                        (note e)            17,531       195,868       195,868
IC-Future Value Emp                                    (note f)               357         3,687         3,687
IC-Stock Market                                        (note g)            42,231       210,664       218,582
                                                                       ----------   -----------   -----------
Total                                                                     198,889     1,738,410     1,793,996
                                                                       ----------   -----------   -----------

                                                                           Balance at beginning of period
                                                                       --------------------------------------
                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves
-----------                                          -------------     ----------    ----------    ----------
Additional credits and accrued interest thereon:
SP 74                                                     3.5             Not           Not             4,064
SP 75                                                     3.5          Applicable    Applicable        25,937
SP 76                                                     3.5                                           4,912
SP 77                                                     3.5                                           4,365
SP 78                                                     3.5                                           5,046
SP 79                                                     3.5                                           5,101
SP 80                                                     3.5                                           4,627
SP 81A                                                    3.5                                           2,684
SP 82A                                                    3.5                                           3,574
SP 82B                                                    3.5                                           6,296
SP 83A                                                    3.5                                             734
SP 83B                                                    3.5                                           1,609
IC-2-84                                                   3.5                                           8,421
IC-2-85                                                   3.5                                             264
IC-2-86                                                   3.5                                             116
IC-2-87                                                   3.5                                             153
IC-2-88                                                   3.5                                             307
Reserve Plus Single Payment                            (note a)                                             0
Cash Reserve Single Payment                            (note b)                                             0
IC-Flexible Savings (formerly Variable Term)           (note d)                                           768
IC-Flexible Savings Emp (formerly Variable Term)       (note d)                                            32
IC-Investors                                           (note d)                                           313
IC-Special Deposits                                    (note d)                                             9
IC-1-84                                                (note c)                                            24
Cash Reserve Variable Payment                          (note b)                                             0
Cash Reserve Variable Payment-3mo.                     (note e)                                           297
IC-Future Value                                        (note f)                                        21,700
IC-Future Value Emp                                    (note f)                                           278
IC-Stock Market                                        (note g)                                         3,029
                                                                                                  -----------
Total                                                                                                 104,660
                                                                                                  -----------

                                                                                     Additions
                                                                      ---------------------------------------

                                                                                                    Charged
                                                         Yield          Charged       Reserve       to other
                                                      to maturity      to profit    payments by     accounts
                                                     on an annual       and loss    certificate       (per
Description                                          payment basis     or income      holders       part 2)
-----------                                          -------------     ----------   -----------    ----------
Additional credits and accrued interest thereon:
SP 74                                                     3.5                 132             0            60
SP 75                                                     3.5                 879             0           429
SP 76                                                     3.5                 162             0           118
SP 77                                                     3.5                 140             0            99
SP 78                                                     3.5                 160             0           117
SP 79                                                     3.5                 164             0           107
SP 80                                                     3.5                 149             0           112
SP 81A                                                    3.5                  81             0            15
SP 82A                                                    3.5                 112             0             5
SP 82B                                                    3.5                 178             0            39
SP 83A                                                    3.5                  22             0             6
SP 83B                                                    3.5                  49             0             8
IC-2-84                                                   3.5                 242             0            52
IC-2-85                                                   3.5                 392             0             0
IC-2-86                                                   3.5                 203             0             0
IC-2-87                                                   3.5                 271             0             0
IC-2-88                                                   3.5                 499             0             0
Reserve Plus Single Payment                            (note a)               422             0             0
Cash Reserve Single Payment                            (note b)                10             0             0
IC-Flexible Savings (formerly Variable Term)           (note d)            19,170             0             0
IC-Flexible Savings Emp (formerly Variable Term)       (note d)               776             0             0
IC-Investors                                           (note d)            14,400             0             0
IC-Special Deposits                                    (note d)               705             0             0
IC-1-84                                                (note c)                32             0            (6)
Cash Reserve Variable Payment                          (note b)               193             0             0
Cash Reserve Variable Payment-3mo.                     (note e)             8,909             0             0
IC-Future Value                                        (note f)             9,184             0             0
IC-Future Value Emp                                    (note f)               172             0             0
IC-Stock Market                                        (note g)             3,389             0             0
                                                                      -----------   -----------    ----------
Total                                                                      61,197             0         1,161
                                                                      -----------   -----------    ----------

                                                                                     Deductions
                                                                      ---------------------------------------

                                                                                                    Credited
                                                         Yield                          Cash        to other
                                                      to maturity                    surrenders     accounts
                                                     on an annual                     prior to        (per
Description                                          payment basis     Maturities     maturity      part 2)
-----------                                          -------------     ----------    ----------    ----------
Additional credits and accrued interest thereon:
SP 74                                                     3.5                 308           299         1,229
SP 75                                                     3.5                   0         1,513           739
SP 76                                                     3.5                   0           919             0
SP 77                                                     3.5                   0           898             2
SP 78                                                     3.5                   0         1,361            16
SP 79                                                     3.5                   0           965            41
SP 80                                                     3.5                   0           938            17
SP 81A                                                    3.5                   0           683            17
SP 82A                                                    3.5                   0           878             0
SP 82B                                                    3.5                   0         2,016            25
SP 83A                                                    3.5                   0           179             0
SP 83B                                                    3.5                   0           497             0
IC-2-84                                                   3.5                   0         3,202            24
IC-2-85                                                   3.5                   0            39           443
IC-2-86                                                   3.5                   0            22           218
IC-2-87                                                   3.5                   0            31           290
IC-2-88                                                   3.5                   0            65           541
Reserve Plus Single Payment                            (note a)                 0             0           422
Cash Reserve Single Payment                            (note b)                 0             0            10
IC-Flexible Savings (formerly Variable Term)           (note d)                 0         2,981        16,110
IC-Flexible Savings Emp (formerly Variable Term)       (note d)                 0           123           653
IC-Investors                                           (note d)                 0         1,223        12,512
IC-Special Deposits                                    (note d)                 0             2           698
IC-1-84                                                (note c)                 0             3            35
Cash Reserve Variable Payment                          (note b)                 0            11           182
Cash Reserve Variable Payment-3mo.                     (note e)                 0           206         8,546
IC-Future Value                                        (note f)             5,254         1,623             0
IC-Future Value Emp                                    (note f)                69             0             0
IC-Stock Market                                        (note g)                 0           887         4,274
                                                                       ----------    ----------    ----------
Total                                                                       5,631        21,564        47,044
                                                                       ----------    ----------    ----------

                                                                            Balance at close of period
                                                                      ---------------------------------------
                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves
-----------                                          -------------    -----------    ----------    ----------
Additional credits and accrued interest thereon:
SP 74                                                     3.5             Not           Not             2,420
SP 75                                                     3.5          Applicable    Applicable        24,993
SP 76                                                     3.5                                           4,273
SP 77                                                     3.5                                           3,704
SP 78                                                     3.5                                           3,946
SP 79                                                     3.5                                           4,366
SP 80                                                     3.5                                           3,933
SP 81A                                                    3.5                                           2,080
SP 82A                                                    3.5                                           2,813
SP 82B                                                    3.5                                           4,472
SP 83A                                                    3.5                                             583
SP 83B                                                    3.5                                           1,169
IC-2-84                                                   3.5                                           5,489
IC-2-85                                                   3.5                                             174
IC-2-86                                                   3.5                                              79
IC-2-87                                                   3.5                                             103
IC-2-88                                                   3.5                                             200
Reserve Plus Single Payment                            (note a)                                             0
Cash Reserve Single Payment                            (note b)                                             0
IC-Flexible Savings (formerly Variable Term)           (note d)                                           847
IC-Flexible Savings Emp (formerly Variable Term)       (note d)                                            32
IC-Investors                                           (note d)                                           978
IC-Special Deposits                                    (note d)                                            14
IC-1-84                                                (note c)                                            12
Cash Reserve Variable Payment                          (note b)                                             0
Cash Reserve Variable Payment-3mo.                     (note e)                                           454
IC-Future Value                                        (note f)                                        24,007
IC-Future Value Emp                                    (note f)                                           381
IC-Stock Market                                        (note g)                                         1,257
                                                                                                  -----------
Total                                                                                                  92,779
                                                                                                  -----------

                                                                           Balance at beginning of period
                                                                       --------------------------------------
                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves
-----------                                          -------------     ----------    ----------    ----------
Accrued for additional credits to be allowed
at next anniversaries:
SP 74                                                                     Not           Not                50
SP 75                                                                  Applicable    Applicable           168
SP 76                                                                                                      76
SP 77                                                                                                      59
SP 78                                                                                                      69
SP 79                                                                                                      57
SP 80                                                                                                      65
SP 81A                                                                                                     10
SP 82A                                                                                                      2
SP 82B                                                                                                     33
SP 83A                                                                                                      4
SP 83B                                                                                                      6
IC-2-84                                                                                                    41
IC-2-85                                                                                                    22
IC-2-86                                                                                                     8
IC-2-87                                                                                                    12
IC-2-88                                                                                                    22
IC-Stock Market                                                                                         5,876
                                                                                                  -----------
Total                                                                                                   6,580
                                                                                                  -----------

                                                                                     Additions
                                                                      ---------------------------------------

                                                                                                    Charged
                                                         Yield          Charged       Reserve       to other
                                                      to maturity      to profit    payments by     accounts
                                                     on an annual       and loss    certificate       (per
Description                                          payment basis     or income      holders       part 2)
-----------                                          -------------     ----------   -----------    ----------
Accrued for additional credits to be allowed
at next anniversaries:
SP 74                                                                          16             0             0
SP 75                                                                         267             0             0
SP 76                                                                          66             0             0
SP 77                                                                          53             0             0
SP 78                                                                          61             0             0
SP 79                                                                          58             0             0
SP 80                                                                          61             0             0
SP 81A                                                                         13             0             0
SP 82A                                                                         21             0             0
SP 82B                                                                         11             0             0
SP 83A                                                                          6             0             0
SP 83B                                                                          7             0             0
IC-2-84                                                                        29             0             0
IC-2-85                                                                        23             0             0
IC-2-86                                                                        14             0             0
IC-2-87                                                                        13             0             0
IC-2-88                                                                        25             0             0
IC-Stock Market                                                              (747)            0             0
                                                                      -----------   -----------   -----------
Total                                                                          (3)            0             0
                                                                      -----------   -----------   -----------

                                                                                     Deductions
                                                                      ---------------------------------------

                                                                                                    Credited
                                                         Yield                          Cash        to other
                                                      to maturity                    surrenders     accounts
                                                     on an annual                     prior to        (per
Description                                          payment basis     Maturities     maturity      part 2)
-----------                                          -------------     ----------    ----------    ----------
Accrued for additional credits to be allowed
at next anniversaries:
SP 74                                                                           0             0            60
SP 75                                                                           0             0           429
SP 76                                                                           0             0           118
SP 77                                                                           0             0            99
SP 78                                                                           0             0           117
SP 79                                                                           0             0           107
SP 80                                                                           0             0           112
SP 81A                                                                          0             0            15
SP 82A                                                                          0             0             5
SP 82B                                                                          0             0            39
SP 83A                                                                          0             0             6
SP 83B                                                                          0             0             8
IC-2-84                                                                         0             0            52
IC-2-85                                                                         0             0            32
IC-2-86                                                                         0             0            13
IC-2-87                                                                         0             0            16
IC-2-88                                                                         0             0            31
IC-Stock Market                                                                 0             7         3,857
                                                                       ----------    ----------    ----------
Total                                                                           0             7         5,116
                                                                       ----------    ----------    ----------

                                                                            Balance at close of period
                                                                      ---------------------------------------
                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves
-----------                                          -------------    -----------    ----------    ----------
Accrued for additional credits to be allowed
at next anniversaries:
SP 74                                                                     Not           Not                 6
SP 75                                                                  Applicable    Applicable             6
SP 76                                                                                                      24
SP 77                                                                                                      13
SP 78                                                                                                      13
SP 79                                                                                                       8
SP 80                                                                                                      14
SP 81A                                                                                                      8
SP 82A                                                                                                     18
SP 82B                                                                                                      5
SP 83A                                                                                                      4
SP 83B                                                                                                      5
IC-2-84                                                                                                    18
IC-2-85                                                                                                    13
IC-2-86                                                                                                     9
IC-2-87                                                                                                     9
IC-2-88                                                                                                    16
IC-Stock Market                                                                                         1,265
                                                                                                   ----------
Total                                                                                                   1,454
                                                                                                   ----------

                                                                           Balance at beginning of period
                                                                       --------------------------------------
                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves
-----------                                          -------------     ----------    ----------    ----------
R Series Single-Payment certificates:
R-76                                                      3.5                  36           515           375
R-77                                                      3.5                 134         1,524         1,064
R-78                                                      3.5                 198         2,588         1,672
R-79                                                      3.5                 289         4,598         2,904
R-80                                                      3.5                 393         5,413         3,213
R-81                                                      3.5                 156         2,948         1,551
R-82A                                                     3.5                 669         6,558         3,091
RP-Q                                                   (note a)             1,508         2,988         5,972
R-II                                                      3.5                 518         6,385         2,298
RP-84                                                     3.5               1,776        27,934         9,514
RP-85                                                     3.5                 545         3,749         3,221
RP-86                                                     3.5                 170         1,768         1,401
RP-87                                                     3.5                 369         2,946         2,126
RP-88                                                     3.5                 506         5,928         3,901
Cash Reserve RP                                        (note b)                41           149           238
IC-Flexible Savings RP                                 (note d)            15,573       114,291       133,085
Cash Reserve RP-3 mo.                                  (note e)             3,878        43,969        45,447
IC-Flexible Savings RP Emp                             (note d)               470         5,174         6,190
RP-Future Value                                        (note f)             7,307        90,285        90,285
RP-Future Value Emp                                    (note f)               218         2,435         2,435
RP-Stock Market                                        (note g)             6,297        51,313        54,446
D-1                                                    (note a)               239        83,696        88,376
                                                                       ----------    ----------    ----------
Total                                                                      41,290       467,154       462,805
                                                                       ----------    ----------    ----------

                                                                                     Additions
                                                                      ---------------------------------------

                                                                                                    Charged
                                                         Yield          Charged       Reserve       to other
                                                      to maturity      to profit    payments by     accounts
                                                     on an annual       and loss    certificate       (per
Description                                          payment basis     or income      holders       part 2)
-----------                                          -------------     ----------   -----------    ----------
R Series Single-Payment certificates:
R-76                                                      3.5                   0             0            18
R-77                                                      3.5                   0             0            45
R-78                                                      3.5                   0             0            80
R-79                                                      3.5                   0             0           123
R-80                                                      3.5                   0             0           147
R-81                                                      3.5                   0             0            55
R-82A                                                     3.5                   0             0           115
RP-Q                                                   (note a)                 0             0           156
R-II                                                      3.5                   0             0            84
RP-84                                                     3.5                   0             0           323
RP-85                                                     3.5                   0             0           104
RP-86                                                     3.5                   0             0            41
RP-87                                                     3.5                   0             0            73
RP-88                                                     3.5                   0             0           146
Cash Reserve RP                                        (note b)                 0             4             6
IC-Flexible Savings RP (formally Variable Term RP)     (note d)                 0        38,442         4,622
Cash Reserve RP-3 mo.                                  (note e)                 0        85,337         1,370
IC-Flexible Savings RP Emp (form. Var Term RP Emp)     (note d)                 0           676           258
RP-Future Value                                        (note f)                 0        84,138             0
RP-Future Value Emp                                    (note f)                 0         2,507             0
RP-Stock Market                                        (note g)                 0        17,404         1,412
D-1                                                    (note a)                 0        36,445         4,135
                                                                      -----------   -----------    ----------
Total                                                                           0       264,953        13,313
                                                                      -----------   -----------    ----------

                                                                                     Deductions
                                                                      ---------------------------------------

                                                                                                    Credited
                                                         Yield                          Cash        to other
                                                      to maturity                    surrenders     accounts
                                                     on an annual                     prior to        (per
Description                                          payment basis     Maturities     maturity      part 2)
-----------                                          -------------     ----------    ----------    ----------
R Series Single-Payment certificates:
R-76                                                      3.5                   0           133             0
R-77                                                      3.5                   0           392             0
R-78                                                      3.5                   0           538             0
R-79                                                      3.5                   0         1,332             0
R-80                                                      3.5                   0           848             0
R-81                                                      3.5                   0           624             7
R-82A                                                     3.5                   0         1,444            10
RP-Q                                                   (note a)                 0         1,509            14
R-II                                                      3.5                   0           970             0
RP-84                                                     3.5                   0         4,204             0
RP-85                                                     3.5                   0         1,424             0
RP-86                                                     3.5                   0           626             0
RP-87                                                     3.5                   0           983             0
RP-88                                                     3.5                   0         1,855             0
Cash Reserve RP                                        (note b)                 0            86             0
IC-Flexible Savings RP (formally Variable Term RP)     (note d)                 0        49,612             0
Cash Reserve RP-3 mo.                                  (note e)                 0        86,097             0
IC-Flexible Savings RP Emp (form. Var Term RP Emp)     (note d)                 0         2,398             0
RP-Future Value                                        (note f)            19,080         3,645             0
RP-Future Value Emp                                    (note f)               819            66             0
RP-Stock Market                                        (note g)                 0        28,351             0
D-1                                                    (note a)                24        48,334             0
                                                                       ----------    ----------    ----------
Total                                                                      19,923       235,471            31
                                                                       ----------    ----------    ----------

                                                                            Balance at close of period
                                                                      ---------------------------------------
                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves
-----------                                          -------------    -----------    ----------    ----------
R Series Single-Payment certificates:
R-76                                                      3.5                  25           342           260
R-77                                                      3.5                  90           985           717
R-78                                                      3.5                 147         1,799         1,214
R-79                                                      3.5                 206         2,558         1,695
R-80                                                      3.5                 280         4,035         2,512
R-81                                                      3.5                 101         1,793           975
R-82A                                                     3.5                 432         3,599         1,752
RP-Q                                                   (note a)             1,153         2,239         4,605
R-II                                                      3.5                 339         3,810         1,412
RP-84                                                     3.5               1,145        16,007         5,633
RP-85                                                     3.5                 360         2,144         1,901
RP-86                                                     3.5                 119           991           816
RP-87                                                     3.5                 243         1,638         1,216
RP-88                                                     3.5                 337         3,225         2,192
Cash Reserve RP                                        (note b)                26           100           162
IC-Flexible Savings RP (formally Variable Term RP)     (note d)            15,243       110,945       126,537
Cash Reserve RP-3 mo.                                  (note e)             4,326        44,875        46,057
IC-Flexible Savings RP Emp (form. Var Term RP Emp)     (note d)               388         4,039         4,726
RP-Future Value                                        (note f)            10,195       151,698       151,698
RP-Future Value Emp                                    (note f)               243         4,057         4,057
RP-Stock Market                                        (note g)             7,189        42,519        44,911
D-1                                                    (note a)               227        73,435        80,598
                                                                       ----------    ----------    ----------
Total                                                                      42,814       476,833       485,646
                                                                       ----------    ----------    ----------

                                                                           Balance at beginning of period
                                                                       --------------------------------------
                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves
-----------                                          -------------     ----------    ----------    ----------
  Additional Interest on R-Series Single
    Payment Reserves:
R-76                                                      3.5             Not           Not                15
R-77                                                      3.5          Applicable    Applicable            22
R-78                                                      3.5                                              54
R-79                                                      3.5                                              82
R-80                                                      3.5                                              95
R-81                                                      3.5                                              30
R-82A                                                     3.5                                              95
RP-Q                                                   (note a)                                             0
R-II                                                      3.5                                              56
RP-84                                                     3.5                                             209
RP-85                                                     3.5                                              73
RP-86                                                     3.5                                              23
RP-87                                                     3.5                                              45
RP-88                                                     3.5                                              85
Cash Reserve RP                                        (note b)                                             0
IC-Flexible Savings RP (formally Variable Term RP)     (note d)                                           227
Cash Reserve RP-3 mo.                                  (note e)                                            54
IC-Flexible Savings RP Emp (form. Var Term RP Emp)     (note d)                                            12
RP-Future Value                                        (note f)                                        32,312
RP-Future Value Emp                                    (note f)                                           995
RP-Stock Market                                        (note g)                                         1,402
D-1                                                    (note a)                                             0
                                                                                                  -----------
Total                                                                                                  35,886
                                                                                                  -----------
                                                                                                  -----------
Total single payment                                                                                2,273,249
                                                                                                  -----------
Paid-up certificates:
Series 15 and 20                                         3.25                 131         1,436         1,356
  "    15A and 22A                                        3.5               2,277        16,510        14,632
  "    I-76                                               3.5                 866         4,379         2,515
                                                                      -----------   -----------   -----------
Total                                                                       3,274        22,325        18,503
                                                                      -----------   -----------   -----------

                                                                                     Additions
                                                                      ---------------------------------------

                                                                                                    Charged
                                                         Yield          Charged       Reserve       to other
                                                      to maturity      to profit    payments by     accounts
                                                     on an annual       and loss    certificate       (per
Description                                          payment basis     or income      holders       part 2)
-----------                                          -------------     ----------   -----------    ----------
  Additional Interest on R-Series Single
    Payment Reserves:
R-76                                                      3.5                  11             0             0
R-77                                                      3.5                  41             0             0
R-78                                                      3.5                  65             0             0
R-79                                                      3.5                  94             0             0
R-80                                                      3.5                 125             0             0
R-81                                                      3.5                  49             0             0
R-82A                                                     3.5                  84             0             0
RP-Q                                                   (note a)               156             0             0
R-II                                                      3.5                  68             0             0
RP-84                                                     3.5                 264             0             0
RP-85                                                     3.5                  95             0             0
RP-86                                                     3.5                  44             0             0
RP-87                                                     3.5                  64             0             0
RP-88                                                     3.5                 115             0             0
Cash Reserve RP                                        (note b)                 6             0             0
IC-Flexible Savings RP (formally Variable Term RP)     (note d)             5,115             0             0
Cash Reserve RP-3 mo.                                  (note e)             1,418             0             0
IC-Flexible Savings RP Emp (form. Var Term RP Emp)     (note d)               286             0             0
RP-Future Value                                        (note f)            10,089             0             0
RP-Future Value Emp                                    (note f)               321             0             0
RP-Stock Market                                        (note g)               555             0             0
D-1                                                    (note a)             4,565             0             0
                                                                      -----------   -----------   -----------
Total                                                                      23,630             0             0
                                                                      -----------   -----------   -----------
                                                                       ----------   -----------    ----------
Total single payment                                                       87,829     1,503,388        63,343
                                                                       ----------   -----------    ----------
Paid-up certificates:
Series 15 and 20                                         3.25                  37             0           134
  "    15A and 22A                                        3.5                 477             0         2,755
  "    I-76                                               3.5                  87             0           418
                                                                      -----------   -----------    ----------
Total                                                                         601             0         3,307
                                                                      -----------   -----------    ----------

                                                                                     Deductions
                                                                      ---------------------------------------

                                                                                                    Credited
                                                         Yield                          Cash        to other
                                                      to maturity                    surrenders     accounts
                                                     on an annual                     prior to        (per
Description                                          payment basis     Maturities     maturity      part 2)
-----------                                          -------------     ----------    ----------    ----------
  Additional Interest on R-Series Single
    Payment Reserves:
R-76                                                      3.5                   0             1            18
R-77                                                      3.5                   0             4            45
R-78                                                      3.5                   0             5            80
R-79                                                      3.5                   0            17           123
R-80                                                      3.5                   0            11           147
R-81                                                      3.5                   0             6            55
R-82A                                                     3.5                   0            12           115
RP-Q                                                   (note a)                 0             0           156
R-II                                                      3.5                   0             7            84
RP-84                                                     3.5                   0            30           323
RP-85                                                     3.5                   0            20           104
RP-86                                                     3.5                   0            11            41
RP-87                                                     3.5                   0            10            73
RP-88                                                     3.5                   0             9           146
Cash Reserve RP                                        (note b)                 0             0             6
IC-Flexible Savings RP (formally Variable Term RP)     (note d)                 0           500         4,622
Cash Reserve RP-3 mo.                                  (note e)                 0            28         1,370
IC-Flexible Savings RP Emp (form. Var Term RP Emp)     (note d)                 0            31           258
RP-Future Value                                        (note f)             9,884         1,030             0
RP-Future Value Emp                                    (note f)               489             3             0
RP-Stock Market                                        (note g)                 0            19         1,412
D-1                                                    (note a)                 0           430         4,135
                                                                       ----------    ----------    ----------
Total                                                                      10,373         2,184        13,313
                                                                       ----------    ----------    ----------
                                                                       ----------    ----------    ----------
Total single payment                                                       46,589     1,406,190        67,509
                                                                       ----------    ----------    ----------
Paid-up certificates:
Series 15 and 20                                         3.25                 147           112           263
  "    15A and 22A                                        3.5               1,139         1,683         2,164
  "    I-76                                               3.5                   0           504            32
                                                                       ----------    ----------    ----------
Total                                                                       1,286         2,299         2,459
                                                                       ----------    ----------    ----------

                                                                            Balance at close of period
                                                                      ---------------------------------------
                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves
-----------                                          -------------    -----------    ----------    ----------
  Additional Interest on R-Series Single
    Payment Reserves:
R-76                                                      3.5             Not           Not                 7
R-77                                                      3.5          Applicable    Applicable            14
R-78                                                      3.5                                              34
R-79                                                      3.5                                              36
R-80                                                      3.5                                              62
R-81                                                      3.5                                              18
R-82A                                                     3.5                                              52
RP-Q                                                   (note a)                                             0
R-II                                                      3.5                                              33
RP-84                                                     3.5                                             120
RP-85                                                     3.5                                              44
RP-86                                                     3.5                                              15
RP-87                                                     3.5                                              26
RP-88                                                     3.5                                              45
Cash Reserve RP                                        (note b)                                             0
IC-Flexible Savings RP (formally Variable Term RP)     (note d)                                           220
Cash Reserve RP-3 mo.                                  (note e)                                            74
IC-Flexible Savings RP Emp (form. Var Term RP Emp)     (note d)                                             9
RP-Future Value                                        (note f)                                        31,487
RP-Future Value Emp                                    (note f)                                           824
RP-Stock Market                                        (note g)                                           526
D-1                                                    (note a)                                             0
                                                                                                  -----------
Total                                                                                                  33,646
                                                                                                  -----------
                                                                                                   ----------
Total single payment                                                                                2,407,521
                                                                                                   ----------
Paid-up certificates:
Series 15 and 20                                         3.25                  91         1,060         1,005
  "    15A and 22A                                        3.5               1,869        14,488        12,878
  "    I-76                                               3.5                 812         4,181         2,484
                                                                       ----------    ----------    ----------
Total                                                                       2,772        19,729        16,367
                                                                       ----------    ----------    ----------

                                                                           Balance at beginning of period
                                                                       --------------------------------------
                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves
-----------                                          -------------     ----------    ----------    ----------
Additional credits and accrued interest thereon:
Series 15 and 20                                          2.5             Not           Not                67
  "    15A and 22A                                         3           Applicable    Applicable           813
  "    Series I-76                                        3.5                                             177
                                                                                                  -----------
Total                                                                                                   1,057
                                                                                                  -----------
Accrued for additional credits to be allowed
at next anniversaries                                                                                      62
                                                                      -----------   -----------   -----------
Total paid-up                                                               3,274        22,325        19,622
                                                                      -----------   -----------   -----------
Optional settlement certificates:
Series 1, IST&G                                            3                   19                          27
Other series and conversions from Single
Payment certificates                                  2.5-3-3-3.5           9,952                      88,690
Series R-76 thru R-82A                                     3                  116                         693
Series R-II & RP-2-84 thru 88                             3.5                 113                       2,299
Reserve Plus Single-Payment                            (note a)               401                       4,037
Reserve Plus Flex-Pay & IC-Q-Inst                      (note a)                28                         159
Series R-Installment                                   (note a)               153                       1,035
Series R-Single-Payment                                (note a)                80                         274
Additional credits and accrued interest thereon          2.5-3            Not           Not            13,080
Additional credits and accrued int. thereon-IST&G        2.5-3         Applicable    Applicable             2
Accrued for additional credits to be allowed
at next anniversaries                                                                                     682
Accrued for additional credits to be allowed
at next anniversaries-R-76 thru R-82A & R-II                                                                7
Accrued for additional credits to be allowed
at next anniversaries-IST&G                                                                                 0
                                                                      -----------                 -----------
Total optional settlement                                                  10,862                     110,985
                                                                      -----------                 -----------
                                                                                        Not
Due to unlocated certificate holders                                                 Applicable           394
                                                                                                  -----------

Total certificate reserves                                                                          2,777,451
                                                                                                  ===========

                                                                                     Additions
                                                                      ---------------------------------------

                                                                                                    Charged
                                                         Yield          Charged       Reserve       to other
                                                      to maturity      to profit    payments by     accounts
                                                     on an annual       and loss    certificate       (per
Description                                          payment basis     or income      holders       part 2)
-----------                                          -------------     ----------   -----------    ----------
Additional credits and accrued interest thereon:
Series 15 and 20                                          2.5                   2             0             9
  "    15A and 22A                                         3                   22             0            73
  "    Series I-76                                        3.5                   6             0            17
                                                                      -----------   -----------    ----------
Total                                                                          30             0            99
                                                                      -----------   -----------    ----------
Accrued for additional credits to be allowed
at next anniversaries                                                          38             0             0
                                                                      -----------   -----------    ----------
Total paid-up                                                                 669             0         3,406
                                                                      -----------   -----------    ----------
Optional settlement certificates:
Series 1, IST&G                                            3                    0             0             0
Other series and conversions from Single
Payment certificates                                  2.5-3-3-3.5           2,435             0        11,003
Series R-76 thru R-82A                                     3                   15             0            26
Series R-II & RP-2-84 thru 88                             3.5                  72             0             2
Reserve Plus Single-Payment                            (note a)               103             0            13
Reserve Plus Flex-Pay & IC-Q-Inst                      (note a)                 4             0            23
Series R-Installment                                   (note a)                26             0            98
Series R-Single-Payment                                (note a)                 7             0            14
Additional credits and accrued interest thereon          2.5-3                336             0         1,317
Additional credits and accrued int. thereon-IST&G        2.5-3                  0             0             1
Accrued for additional credits to be allowed
at next anniversaries                                                         937             0             0
Accrued for additional credits to be allowed
at next anniversaries-R-76 thru R-82A & R-II                                    9             0             0
Accrued for additional credits to be allowed
at next anniversaries-IST&G                                                     1             0             0
                                                                      -----------   -----------    ----------
Total optional settlement                                                   3,945             0        12,497
                                                                      -----------   -----------    ----------
                                                                                        Not
Due to unlocated certificate holders                                                 Applicable           161
                                                                       ----------   -----------    ----------

Total certificate reserves                                                107,857     1,613,820        91,002
                                                                      ===========   ===========   ===========
Provision for certificate reserves and additional
  credits per Statement of Operations                                     108,394
Provision for reconversion applied against reserve
  recoveries from terminations prior to maturity in
  Statement of Operations                                                       3
Income (loss) from purchased and written call options
  included in provision for certificate reserves
  in Statement of Operations                                                 (540)
                                                                      -----------
                                                                          107,857
                                                                      ===========

                                                                                     Deductions
                                                                      ---------------------------------------

                                                                                                    Credited
                                                         Yield                          Cash        to other
                                                      to maturity                    surrenders     accounts
                                                     on an annual                     prior to        (per
Description                                          payment basis     Maturities     maturity      part 2)
-----------                                          -------------     ----------    ----------    ----------
Additional credits and accrued interest thereon:
Series 15 and 20                                          2.5                  16             3            13
  "    15A and 22A                                         3                   86            68            82
  "    Series I-76                                        3.5                   0            21             0
                                                                       ----------    ----------    ----------
Total                                                                         102            92            95
                                                                       ----------    ----------    ----------
Accrued for additional credits to be allowed
at next anniversaries                                                           0             0            99
                                                                       ----------    ----------    ----------
Total paid-up                                                               1,388         2,391         2,653
                                                                       ----------    ----------    ----------
Optional settlement certificates:
Series 1, IST&G                                            3                    2            11             0
Other series and conversions from Single
Payment certificates                                  2.5-3-3-3.5           6,164         9,958             0
Series R-76 thru R-82A                                     3                  133           198             0
Series R-II & RP-2-84 thru 88                             3.5                 206           272             0
Reserve Plus Single-Payment                            (note a)               127         1,199             0
Reserve Plus Flex-Pay & IC-Q-Inst                      (note a)                17            46             0
Series R-Installment                                   (note a)               158           298             0
Series R-Single-Payment                                (note a)                65            38             0
Additional credits and accrued interest thereon          2.5-3                704           714           592
Additional credits and accrued int. thereon-IST&G        2.5-3                  0             3             0
Accrued for additional credits to be allowed
at next anniversaries                                                          10             0         1,320
Accrued for additional credits to be allowed
at next anniversaries-R-76 thru R-82A & R-II                                    2             0            11
Accrued for additional credits to be allowed
at next anniversaries-IST&G                                                     0             0             1
                                                                       ----------    ----------    ----------
Total optional settlement                                                   7,588        12,737         1,924
                                                                       ----------    ----------    ----------
                                                                          Not
Due to unlocated certificate holders                                   Applicable                         214
                                                                       ----------    ----------    ----------

Total certificate reserves                                                 65,998     1,545,640        91,087
                                                                      ===========   ===========   ===========

                                                                            Balance at close of period
                                                                      ---------------------------------------
                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves
-----------                                          -------------    -----------    ----------    ----------
Additional credits and accrued interest thereon:
Series 15 and 20                                          2.5             Not           Not                46
  "    15A and 22A                                         3           Applicable    Applicable           672
  "    Series I-76                                        3.5                                             179
                                                                                                   ----------
Total                                                                                                     897
                                                                                                   ----------
Accrued for additional credits to be allowed
at next anniversaries                                                                                       1
                                                                       ----------    ----------    ----------
Total paid-up                                                               2,772        19,729        17,265
                                                                       ----------    ----------    ----------
Optional settlement certificates:
Series 1, IST&G                                            3                   16                          14
Other series and conversions from Single
Payment certificates                                  2.5-3-3-3.5           9,221                      86,006
Series R-76 thru R-82A                                     3                  100                         403
Series R-II & RP-2-84 thru 88                             3.5                  86                       1,895
Reserve Plus Single-Payment                            (note a)               300                       2,827
Reserve Plus Flex-Pay & IC-Q-Inst                      (note a)                23                         123
Series R-Installment                                   (note a)               126                         703
Series R-Single-Payment                                (note a)                63                         192
Additional credits and accrued interest thereon          2.5-3            Not           Not            12,723
Additional credits and accrued int. thereon-IST&G        2.5-3         Applicable    Applicable             0
Accrued for additional credits to be allowed
at next anniversaries                                                                                     289
Accrued for additional credits to be allowed
at next anniversaries-R-76 thru R-82A & R-II                                                                3
Accrued for additional credits to be allowed
at next anniversaries-IST&G                                                                                 0
                                                                       ----------                  ----------
Total optional settlement                                                   9,935                     105,178
                                                                       ----------                  ----------
                                                                                        Not
Due to unlocated certificate holders                                                 Applicable           341
                                                                                                   ----------

Total certificate reserves                                                                          2,887,405
                                                                                                   ==========

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

Part 2 - Description of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Year ended December 31, 1994
($ in thousands)



                                  Additions to reserves charged to other accounts
                                ------------------------------------------------------
                                                              Transfers of
                                                              maturities to
                                Reconversions                   extended
                                  of paid-up                   maturities-
                                 certificate                   charged to
                                   charged       Charged       reserves to
                                  to paid-up        to        mature, addi-
                                 reserves and    advance     tional credits/
                                 reserve for     payments     interest and
                                reconversions    reserve    advance payments    Total
                                -------------    --------   ----------------   -------
Reserves to mature installment
certificates:
Series 15, including extended
maturities                                  0           0                  0         0
Series 20, including extended
maturities                                  8          17                  0        25
Series 15A, including extended
maturities                                  0          17                 29        46
Series 22A, including extended
maturities                                286         434              2,184     2,904
Series I-76                                25          38                  0        63
Series Reserve Plus Flexible
Payment                                     0           0                100       100
Series IC-Q-Installment                     0           0                205       205
Series IC-Q-Ins                             0           0              4,760     4,760
Series IC-Q-Ins Emp                         0           0                 34        34
Series IC-1                                 0           0              1,811     1,811
Series IC-1 Emp                             0           0                 18        18
Series RP-Q-Installment                     0           0                179       179
Series RP-Q-Flexible Payment                0           0                 40        40
Series RP-Q-Ins                             0           0                182       182
Series RP-Q-Ins Emp                         0           0                  1         1
Series RP-1                                 0           0                 37        37
                                 ------------   ---------    ---------------  --------
Total                                     319         506              9,580    10,405
                                =============   =========    ===============  ========

Part 2 - Description of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Year ended December 31, 1994
($ in thousands)



                                Deductions from reserves credited to other accounts
                                ----------------------------------------------------
                                                Conversions
                                                to optional    Maturities
                                                settlement     transferred
                                Conversions    certificates-   to extended
                                 to paid-up      credited      maturities-
                                certificates-   to optional   credited to
                                  credited      settlement     reserves to
                                 to paid-up    reserves and      mature-
                                 surrender       surrender      extended
                                   income         income       maturities     Total
                                -----------    ------------    -----------    ------
Reserves to mature installment
certificates:
Series 15, including extended
maturities                                0               0              0         0
Series 20, including extended
maturities                              108             887              0       995
Series 15A, including extended
maturities                              122             257             29       408
Series 22A, including extended
maturities                            2,169           2,114          2,184     6,467
Series I-76                             340               0              0       340
Series Reserve Plus Flexible
Payment                                   0              15              0        15
Series IC-Q-Installment                   0               8              0         8
Series IC-Q-Ins                           0               0              0         0
Series IC-Q-Ins Emp                       0               0              0         0
Series IC-1                               0               0              0         0
Series IC-1 Emp                           0               0              0         0
Series RP-Q-Installment                   0               0              0         0
Series RP-Q-Flexible Payment              0               0              0         0
Series RP-Q-Ins                           0              98              0        98
Series RP-Q-Ins Emp                       0               0              0         0
Series RP-1                               0               0              0         0
                                -----------    ------------    -----------   -------
Total                                 2,739           3,379          2,213     8,331
                                ===========    ============   ============   =======

Part 2 - Description of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Year ended December 31, 1994
($ in thousands)


                                      Additions to reserves charged to other accounts
                                 ---------------------------------------------------------

                                                   Additions      Additions to
                                                   to advance      reserves to
                                 Reconversions     payments-     mature-extended
                                   of paid-up      charged to       maturities
Payments made in advance         certificates-      default         charged to
  of current certificate          charged to        interest       reserves to
  year requirements and             paid-up         on late        mature from
  accrued interest thereon:         reserves        payments         maturity        Total
                                 -------------     ----------    ---------------     -----
Series 15, including extended
maturities                                   0              0                  0         0
Series 20, including extended
maturities                                   2              0                  0         2
Series 15A, including extended
maturities                                   0              0                  7         7
Series 22A, including extended
maturities                                  18              0                 77        95
Series I-76                                  0              2                  0         2
Series Reserve Plus Flexible
Payment                                      0              0                  0         0
Series IC-Q-Installment                      0              0                  0         0
Series IC-Q-Ins                              0              0                  0         0
Series IC-Q-Ins Emp                          0              0                  0         0
Series IC-1                                  0              0                  0         0
Series IC-1 Emp                              0              0                  0         0
Series RP-Q-Installment                      0              0                  0         0
Series RP-Q-Flexible Payment                 0              0                  0         0
Series RP-Q-Ins                              0              0                  0         0
Series RP-Q-Ins Emp                          0              0                  0         0
Series RP-1                                  0              0                  0         0
                                 -------------     ----------    ---------------    ------
Total                                       20              2                 84       106
                                 =============    ===========    ===============    ======

Part 2 - Description of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Year ended December 31, 1994
($ in thousands)


                                           Deductions from reserves credited to other accounts
                                 -----------------------------------------------------------------------
                                                                  Maturities
                                                  Conversions     transferred
                                   Applied to     to optional     to extended
                                 certificates-     settlement     maturities-     Conversions
                                  credited to    certificates-    credited to     to paid-up
Payments made in advance          reserves to       credited       reserves      certificates-
  of current certificate            mature,       to optional     to mature-      credited to
  year requirements and             loading        settlement      extended         paid-up
  accrued interest thereon:      and insurance      reserves      maturities       reserves        Total
                                 -------------   -------------    -----------    -------------     -----
Series 15, including extended
maturities                                   0               0              0                0         0
Series 20, including extended
maturities                                  17              31              0                1        49
Series 15A, including extended
maturities                                  17               6              7                0        30
Series 22A, including extended
maturities                                 435              98             77                1       611
Series I-76                                 38               0              0                0        38
Series Reserve Plus Flexible
Payment                                      0               0              0                0         0
Series IC-Q-Installment                      0               0              0                0         0
Series IC-Q-Ins                              0               0              0                0         0
Series IC-Q-Ins Emp                          0               0              0                0         0
Series IC-1                                  0               0              0                0         0
Series IC-1 Emp                              0               0              0                0         0
Series RP-Q-Installment                      0               0              0                0         0
Series RP-Q-Flexible Payment                 0               0              0                0         0
Series RP-Q-Ins                              0               0              0                0         0
Series RP-Q-Ins Emp                          0               0              0                0         0
Series RP-1                                  0               0              0                0         0
                                 -------------   -------------    -----------    -------------    ------
Total                                      507             135             84                2       728
                                 =============   =============    ===========    =============    ======

PAGE 108
Certificate Reserves
($ in thousands)

Part 2 - Descriptions of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Additional credits on installment certificates and
  accrued interest thereon:
    Other additions are classified as follows:
      Transfers from accruals for additional
        credits to be allowed at next anniversaries       $   519
      Reconversions of paid-up certificates-
        charged to paid-up reserves                            61
      Transfers from maturities to extended maturities        504
                                                           ------
      Total                                                 1,084
                                                           ======
    Other deductions are classified as follows:
      Transfers to reserves on a quarterly basis for
        Reserve Plus Flexible-Payment, IC-Q-Installment
        and R-Flexible-Payment                            $ 7,371
      Conversions to optional settlement certificates-
        credited to optional settlement reserves              763
      Conversions to paid-up certificates-credited to
        paid-up reserve                                       562
      Transfers to extended maturities at maturity            504
                                                           ------
      Total                                                 9,200
                                                           ======
Accrual for additional credits to be allowed on install-
  ment certificates at next anniversaries:
    Other deductions of $519 represent transfers to reserves for additional credits on installment certificates.

Reserve for death and disability refund options:
    Other deductions of $-0- represent payments, in excess of installment reserves, made to certificate holders who exercised the death and disability refund options.

Reserve for reconversions of paid-up certificates:
    The amount of $3 shown as charged to profit and loss has been deducted from reserve recoveries in the accompanying Statement of Operations.

    Other deductions of $1 represent amounts credited to installment certificate reserves to mature, on reconversions of paid-up certificates.

PAGE 109
Certificate Reserves
($ in thousands)

Part 2 - Descriptions of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Paid-up certificates:
  Other additions of $3,406 represent $3,307 conversions from installment certificates (charges to installment reserves less surrender charges) and $99 transferred from accruals for additional credits to be allowed at next anniversaries.

  Other deductions of $2,653 represent $402 transfers credited to installment reserves on reconversions to installment certifi-cates, $99 transferred for accruals for additional credits and accrued interest thereon and $2,152 transferred to settlement options.

Default interest on installment certificates:
  Other additions of $0 represent reconversion of paid-up certificates charged to paid-up reserves.

  Other deductions of $8 represent $6 conversion to paid-up certificates - credited to paid-up reserves, and $2 transferred to advance payments as late payments are credited to certificates.

Optional settlement certificates:
  Other additions of $12,497 represent $9,027 transferred from installment certificate reserves (less surrender charges), Single-Payment and Series D certificate reserves upon election of optional settlement privileges, $2,152 transferred from paid-up certificate reserve and $1,318 transferred from accruals for additional credits to be allowed at next anniversaries.

  Other deductions of $1,924 represent $1,321 transferred to reserves for additional credits and accrued interest thereon, and $603 transferred to optional settlement reserves.

Single-Payment certificates:
  Other additions of $63,343 represent $1,161 transferred from accruals for additional credits to be allowed at next anniversaries and transferred from accruals on a quarterly basis on Reserve Plus Single-Payment $421, R82-B $156, Cash Reserve Single-Payment
    $10, Cash Reserve $182, Cash Reserve 3mo. $8,540, Cash Reserve-
    RP $6, Cash Reserve-RP-3mo. $1,370, Flexible Savings $16,098, Flexible Savings Emp $653, Flexible Savings-RP $4,622, Flexible Savings-RP
    Emp $258, Investors $12,512, Stock Market $4,087, AEBI Stock Market $4,043, Stock Market RP $1,412 and Special Deposits $698 and $7,114 transferred from accruals at anniversaries and maintained in a separate reserve account.

PAGE 110
Certificate Reserves
($ in thousands)

Part 2 - Descriptions of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

  Other deductions of $67,509 represent $4,115 Single-Payment and $31 Series D and R Single-Payment transferred to optional settlement reserves, $7,114 transferred to reserves for additional credits and accrued interest thereon, $1,161 transferred to a separate reserve account from the accrual account and transferred to reserves on a quarterly basis for Reserve Plus Single-Payment $421, R82-B $156,
    Cash Reserve Single-Pay $10, Cash Reserve $182, Cash Reserve-3 $8,540, Cash Reserve-Qualified $6, Cash Reserve-Qualified-3 $1,370, Flexible Savings $16,098, Flexible Savings Employee $653, Flexible Savings Qualified $4,622, Flexible Savings Qualified Emp $258, Investors $12,512 Stock Market $4,087, AEBI Stock Market $4,043, Stock Market RP $1,412 and Special Deposits $698 and $20 transferred to Federal tax withholding.

  Due to unlocated certificate holders:
    Other additions of $161 represent amounts equivalent to payments due certificate holders who could not be located.

    Other deductions of $214 represent payments to certificate holders credited to cash.
/TABLE

Part 3 - Information Regarding Installment Certificates
Classified by Age Groupings
($ in thousands)

Year ended December 31, 1994
                                                                                                    Deductions from Reserves
                                                                                                    ------------------------
                                      Number of                                                        Cash
                                    Accounts with            Amount of             Amount of        Surrenders
                      Months     Certificate Holders      Maturity Value           Reserves          Prior to
Certificate Series     Paid         December 31,           December 31,          December 31,        Maturity       Other
------------------    -------    -------------------  ---------------------   -------------------   ----------    ----------
                                   1993       1994      1993        1994        1993        1994
15, including extended 61-72           1          0           5           0          1          0           0             0
maturities             73-84           0          1           0           5          0          1           0             0
                       85-96           0          0           0           0          0          0           0             0
                       97-108          0          0           0           0          0          0           0             0
                      109-120          1          0           5           0          2          0           2             0
                      121-132          0          0           0           0          0          0           0             0
                      133-144          0          0           0           0          0          0           0             0
                      145-156          0          0           0           0          0          0           0             0
                      157-168          0          0           0           0          0          0           0             0
                      169-180 (a)      0          0           0           0          0          0           0             0
                      181-192          0          0           0           0          0          0           0             0
                      193-204          0          0           0           0          0          0           0             0
                      205-216          0          0           0           0          0          0           0             0
                      217-228          0          0           0           0          0          0           0             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
Total                                  2          1          10           5          3          1           2             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------

Part 3 - Information Regarding Installment Certificates
Classified by Age Groupings
($ in thousands)

Year ended December 31, 1994
                                                                                                    Deductions from Reserves
                                                                                                    ------------------------
                                      Number of                                                        Cash
                                    Accounts with            Amount of             Amount of        Surrenders
                      Months     Certificate Holders      Maturity Value           Reserves          Prior to
Certificate Series     Paid         December 31,           December 31,          December 31,        Maturity       Other
------------------    -------    -------------------  ---------------------   -------------------   ----------    ----------
                                   1993       1994       1993        1994        1993       1994
20, including extended
maturities             85-96           0          0           0           0          0          0           0             0
                       97-108          0          0           0           0          0          0           0             0
                      109-120          0          0           0           0          0          0           0             0
                      121-132          0          0           0           0          0          0           0             0
                      133-144          1          0           6           0          3          0           0             0
                      145-156          0          1           0           6          0          3           0             0
                      157-168          0          0           0           0          0          0           0             0
                      169-180          0          0           0           0          0          0           0             0
                      181-192          1          0           8           0          5          0           0             0
                      193-204          2          1          25           8         19          6           0             0
                      205-216          1          1          10          20          8         16           4             0
                      217-228          1          1           5          10          5          9           0             0
                      229-240 (a)      1          1           7           5          7          5           0             7
                      241-252          3          0          56           0         32          0           0            21
                      253-264          1          2          18          19         11         11           0            11
                      265-276          1          0          14           0          9          0           0             0
                      277-288          4          1          56          14         39         10           0             7
                      289-300          3          3          35          54         25         34           0             0
                      301-312          3          4          46          41         36         35           0             0
                      313-324          7          3          78          47         64         38           0             0
                      325-336         15          8         173          96        157         84           5             0
                      337-348         81         13       1,040         149        966        145           9            87
                      349-360 (a)     85         66       1,109         806      1,084        799          55           862
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
Total                                210        105       2,686       1,275      2,470      1,195          73           995
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------

Part 3 - Information Regarding Installment Certificates
Classified by Age Groupings
($ in thousands)

Year ended December 31, 1994
                                                                                                    Deductions from Reserves
                                                                                                    ------------------------
                                      Number of                                                        Cash
                                    Accounts with            Amount of             Amount of        Surrenders
                      Months     Certificate Holders      Maturity Value           Reserves          Prior to
Certificate Series     Paid         December 31,           December 31,          December 31,        Maturity       Other
------------------    -------    -------------------  ---------------------   -------------------   ----------    ----------
                                   1993       1994       1993        1994        1993       1994
15A, including
extended maturities    61-72           1          0          17           0          5          0           0             0
                       73-84           0          1           0          17          0          6           0             0
                       85-96           0          0           0           0          0          0           0             0
                       97-108          0          0           0           0          0          0           0             0
                      109-120          1          0           8           0          5          0           0             0
                      121-132          0          1           0           8          0          5           0             0
                      133-144          0          0           0           0          0          0           0             0
                      145-156          2          0          88           0         71          0           0            17
                      157-168          5          2         104         132         90        116           0             5
                      169-180 (a)      4          4          48          35         47         33           0            29
                      181-192          2          1          12          10          8          7           0            23
                      193-204          3          2          63          12         64          9           0             0
                      205-216          8          3         152          63        118         70           0            52
                      217-228         53         10         787         282        657        243          19            12
                      229-240         30         46         376         546        340        496          24            49
                      241-252         36         23         364         269        355        263          30           221
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
Total                                145         93       2,019       1,374      1,760      1,248          73           408
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------

Part 3 - Information Regarding Installment Certificates
Classified by Age Groupings
($ in thousands)

Year ended December 31, 1994
                                                                                                    Deductions from Reserves
                                                                                                    ------------------------
                                      Number of                                                        Cash
                                    Accounts with            Amount of             Amount of        Surrenders
                      Months     Certificate Holders      Maturity Value           Reserves          Prior to
Certificate Series     Paid         December 31,           December 31,          December 31,        Maturity       Other
------------------    -------    -------------------  ---------------------   -------------------   ----------    ----------
                                   1993       1994       1993        1994        1993       1994
22A including          25-36           1          0          11           0          1          0           0             3
extended maturities    37-48           2          1          48          11          5          1           0             1
                       49-60           0          0           0           0          0          0           0             0
                       61-72           2          2          56          56          9         10           0             0
                       73-84           3          2         112          71         23         16           0             0
                       85-96           0          2           0          56          0         14           0             0
                       97-108          5          1         112          19         33          6           0             6
                      109-120          2          6          37         131         12         45           0             0
                      121-132          4          0         174           0         67          0          29             0
                      133-144          6          4         247         118        107         48           0             9
                      145-156         12          7         331         266        158        128           0             6
                      157-168         14         11         376         313        198        165           0           110
                      169-180         21         15         555         394        315        225          50           132
                      181-192         20         15         600         330        380        206          12            36
                      193-204         30         17         691         308        474        209          64           227
                      205-216        141         29       2,553         690      1,889        507          47           247
                      217-228        680        122      12,022       2,261      9,427      1,807         346           524
                      229-240        602        627       9,290      10,579      7,854      8,913         458           493
                      241-252        550        558       7,891       8,617      7,163      7,814         621         3,992
                      253-264 (a)    528        489       6,526       6,759      6,354      6,535         579           109
                      265-276        150        150       2,809       3,387      1,680      2,035         106           237
                      277-288        149        142       2,944       2,816      1,871      1,789          76           151
                      289-300        132        128       2,064       2,436      1,394      1,639          24            78
                      301-312        108        117       1,831       1,744      1,307      1,244         120            76
                      313-324         56         95         884       1,601        667      1,209          66             8
                      325-336         47         47         659         715        525        570          33            22
                      337-348         13         44         191         643        160        540          11             0
                      349-360          0         10           0         140          0        122          11             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
Total                              3,278      2,641      53,014      44,461     42,073     35,797       2,653         6,467
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------

Part 3 - Information Regarding Installment Certificates
Classified by Age Groupings
($ in thousands)

Year ended December 31, 1994
                                                                                                    Deductions from Reserves
                                                                                                    ------------------------
                                      Number of                                                        Cash
                                    Accounts with            Amount of             Amount of        Surrenders
                      Months     Certificate Holders      Maturity Value           Reserves          Prior to
Certificate Series     Paid         December 31,           December 31,          December 31,        Maturity       Other
------------------    -------    -------------------  ---------------------   -------------------   ----------    ----------
                                   1993       1994       1993        1994        1993       1994
I-76                   25-36           0          0           0           0          0          0           0             0
                       37-48           0          0           0           0          0          0           0             0
                       49-60           2          1          92          61          7          5           0             0
                       61-72           1          1         123          31         14          4           0             0
                       73-84           2          1          62         123          9         17           0             0
                       85-96           4          4         135         105         21         17          10             2
                       97-108          1          1          15          31          3          5           0             0
                      109-120          2          2          68          52         14         11           0             0
                      121-132         14          3         280          55         65         13           0             3
                      133-144         62          9       1,608         221        434         58          22            16
                      145-156        187         52       5,084       1,408      1,489        423          70            45
                      157-168        206        166       5,093       4,552      1,635      1,467         200            53
                      169-180        255        176       6,025       4,438      2,121      1,563         206           102
                      181-192        271        214       5,701       5,028      2,193      1,933         238            62
                      193-204        242        238       5,345       4,844      2,243      2,024         208            57
                      205-216        134        213       3,146       4,712      1,403      2,139         256             0
                      217-228          0        119           0       2,820          0      1,357          54             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
Total                              1,383      1,200      32,777      28,481     11,651     11,036       1,264           340
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
Reserve Plus Flexible
Payment                85-96           0          0           0           0          0          0           0             0
                       97-108          0          0           0           0          0          0           0             0
                      109-120        524          0       5,767           0      2,474          0           0             0
                      121-132        317         82       3,021         927      1,626        354         343             7
                      133-144        284        258       2,824       2,344      1,510      1,356         468             4
                      145-156          0        228           0       2,275          0      1,216         487             4
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
Total                              1,125        568      11,612       5,546      5,610      2,926       1,298            15
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
IC-Q-Installment       73-84           0          0           0           0          0          0           0             0
                       85-96         346          0       3,876           0      1,301          0           0             0
                       97-108      1,099        257      12,084       2,913      4,636      1,019         463             0
                      109-120        655        856       6,510       9,209      3,254      3,633       1,496             0
                      121-132          0         72           0         709          0        393         727             8
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
Total                              2,100      1,185      22,470      12,831      9,191      5,045       2,686             8
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------

Part 3 - Information Regarding Installment Certificates
Classified by Age Groupings
($ in thousands)

Year ended December 31, 1994
                                                                                                    Deductions from Reserves
                                                                                                    ------------------------
                                      Number of                                                        Cash
                                    Accounts with            Amount of             Amount of        Surrenders
                      Months     Certificate Holders      Maturity Value           Reserves          Prior to
Certificate Series     Paid         December 31,           December 31,          December 31,        Maturity       Other
------------------    -------    -------------------  ---------------------   -------------------   ----------    ----------
                                   1993       1994       1993        1994        1993       1994
IC-Q-Ins                1-12           2          0          12           0          1          0           0             0
                       13-24       5,976          1      94,689           6     16,597          2           2             0
                       25-36      13,420      4,876     212,464      75,611     53,218     20,778       4,186             0
                       37-48       8,503      8,791     119,005     129,292     38,180     40,539      27,880             0
                       49-60       7,384      5,811      94,505      77,633     36,371     28,715      16,697             0
                       61-72       7,981      5,541     103,064      68,420     47,929     31,173      11,948             0
                       73-84       2,663      5,125      32,039      64,455     15,123     29,680      25,173             0
                       85-96         763      1,875       8,467      22,029      3,955     10,165       7,317             0
                       85-108          0        581           0       6,442          0      3,006       1,430             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
Total                             46,692     32,601     664,245     443,888    211,374    164,058      94,633             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------

IC-Q-Ins Emp            1-12           1          0           6           0          0          0           0             0
                       13-24          47          1       1,027           6        115          1           0             0
                       25-36          98         35       1,435         809        337        137          27             0
                       37-48          40         62         417         865        157        274         164             0
                       49-60          33         28         394         294        156        129          65             0
                       61-72          42         26         589         232        237        131          57             0
                       73-84          21         25         277         383        171        139         135             0
                       85-96           0         16           0         223          0        131          60             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
Total                                282        193       4,145       2,812      1,173        942         508             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------

IC-1                    1-12      20,324     20,934     380,596     404,109     21,844     21,110       5,694             0
                       13-24      10,677     16,341     189,718     293,285     24,237     43,444       4,132             0
                       25-36           0      9,161           0     167,782          0     34,332       2,364             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
Total                             31,001     46,436     570,314     865,176     46,081     98,886      12,190             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------

IC-1 Emp                1-12         150        182         178       3,217        158        178          76             0
                       13-24         106        110       5,616       2,013        218        275          47             0
                       25-36           0         80           0       1,875          0        281          44             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
Total                                256        372       5,794       7,105        376        734         167             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------

Part 3 - Information Regarding Installment Certificates
Classified by Age Groupings
($ in thousands)

Year ended December 31, 1994
                                                                                                    Deductions from Reserves
                                                                                                    ------------------------
                                      Number of                                                        Cash
                                    Accounts with            Amount of             Amount of        Surrenders
                      Months     Certificate Holders      Maturity Value           Reserves          Prior to
Certificate Series     Paid         December 31,           December 31,          December 31,        Maturity       Other
------------------    -------    -------------------  ---------------------   -------------------   ----------    ----------
                                   1993       1994       1993        1994        1993       1994
R Flexible Payment     85-96           0          0           0           0          0          0           0             0
                       97-108        404          0       6,470           0      2,378          0           0             0
                      109-120        485        281       7,053       4,573      2,799      1,694         554            18
                      121-132        187         41       2,709         635      1,311        346         254             9
                      133-144        229        138       2,946       1,934      2,336      1,018         456             0
                      145-1156         0        173           0       2,232          0      1,779         407            71
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
Total                              1,305        633      19,178       9,374      8,824      4,837       1,671            98
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------

RP-Q-Installment       73-84           0          0           0           0          0          0           0             0
                       85-96         153          0       2,439           0        660          0           0             0
                       97-108        101        130       2,338       2,141      1,017        553         350             0
                      109-120          0         82           0         959          0        405         608             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
Total                                254        212       4,777       3,100      1,677        958         958             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------

RP-Q-Ins                1-12           1          0          49           0          3          0           0             0
                       13-24          99          1       4,803          50        876          5           0             0
                       25-36         286         75      10,218       3,308      2,352        994         232             0
                       37-48         255        182       5,775       5,370      1,436      1,541       1,287             0
                       49-60         225        162       3,937       3,791      1,329        903         671             0
                       61-72         324        152       4,897       2,546      2,152        974         462             0
                       73-84         107        202       1,590       3,070        771      1,172       1,120             0
                       85-96          42         79         556       1,066        224        425         684             0
                       97-108          0         27           0         353          0        108         114             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
Total                              1,339        880      31,825      19,554      9,143      6,122       4,570             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------

RP-Q-Ins Emp            1-12           0          0           0           0          0          0           0             0
                       12-24           5          0         289           0         13          0           0             0
                       25-36           3          4          18         169          5         14           4             0
                       37-48           1          1         240           6          2          2           4             0
                       49-60           1          1          20         240          6          3           0             0
                       61-72           0          1           0          20          0          8           0             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
Total                                 10          7         567         435         26         27           8             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------

Part 3 - Information Regarding Installment Certificates
Classified by Age Groupings
($ in thousands)

Year ended December 31, 1994
                                                                                                    Deductions from Reserves
                                                                                                    ------------------------
                                      Number of                                                        Cash
                                    Accounts with            Amount of             Amount of        Surrenders
                      Months     Certificate Holders      Maturity Value           Reserves          Prior to
Certificate Series     Paid         December 31,           December 31,          December 31,        Maturity       Other
------------------    -------    -------------------  ---------------------   -------------------   ----------    ----------
                                   1993       1994       1993        1994        1993       1994
RP-1                    1-12         158        169       5,368       6,429        335        260         231             0
                       13-24         162        130       5,901       4,423        826        675         159             0
                       25-36           0        132           0       4,142          0        839         149             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
Total                                320        431      11,269      14,994      1,161      1,774         539             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------

RP-1-Emp                1-12           3          0         672           0          6          0           0             0
                       13-24           0          2           0         636          0          6           7             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
Total                                  3          2         672         636          6          6           7             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------

Total All Series                  89,705     87,560   1,437,374   1,461,047    352,599    335,592     123,300         8,331
                                 =======    =======   =========   =========   ========   ========   =========     =========


(a)  Includes accounts on which all payments necessary to mature have been made, but additional time must elapse before the certificate maturity year is completed.  Also includes accounts for which maturity election has been made, but no further payments have been received.

Part 4 - Amounts Periodically Credited to Certificate Holders' Accounts to Accumulate the Maturity Amount of Installment Certificates.


Information as to (1) amounts periodically credited to each class of security holders' accounts from installment payments and (2) such other amounts periodically credited to accumulate the maturity amount of the certificate (on a $1,000 face-amount certificate basis for the term of the certificate), is filed in Part 4 of Schedule IX as part of Post-effective Amendment No. 9 to Registration Statement No. 2-17681, Post effective Amendment No. 1 to Registration Statement No. 2-23772 and Post-effective Amendment No. 1 to Registration Statement No. 2-258081 and is incorporated herein by reference.
/TABLE

        IDS CERTIFICATE COMPANY                                           SCHEDULE VII

        Valuation and Qualifying Accounts

        Years ended December 31, 1994, 1993 and 1992
        ($ thousands)
                             Year ended December 31, 1994
                             ----------------------------
                                                 Additions
                                             ----------------
               Reserves           Balance    Charged
            deducted from           at       to costs           Deductions    Balance
              assets to          beginning     and                 from       at end
           which they apply      of period   expenses   Other    reserves    of period
         --------------------    ---------   --------   -----   ----------   ---------
         Allowance for losses:
           Securities              $2,049           0       0       1,049 (a)    1,000
           Conventional
           first mortgage
           loans                       961          0       0          350(b)      611
           Other assets              2,018          0     350(b)         0       2,368

                             Year ended December 31, 1993
                             ----------------------------
                                                 Additions
                                             ----------------
               Reserves           Balance    Charged
            deducted from           at       to costs           Deductions    Balance
              assets to          beginning     and                 from       at end
           which they apply      of period   expenses   Other    reserves    of period
         --------------------    ---------   --------   -----   ----------   ---------
         Allowance for losses:
           Securities              $14,210          0       0       12,161(a)    2,049
           Conventional
           first mortgage
           loans                     1,711          0       0          750(c)      961
           Other assets              1,488          0     530(c)         0       2,018

                             Year ended December 31, 1992
                             ----------------------------
                                                 Additions
                                             ----------------
               Reserves           Balance    Charged
            deducted from           at       to costs           Deductions    Balance
              assets to          beginning     and                 from       at end
           which they apply      of period   expenses   Other    reserves    of period
         --------------------    ---------   --------   -----   ----------   ---------
         Allowance for losses:
           Securities            $  10,021      4,189       0            0      14,210
           Conventional
           first mortgage
           loans                     1,561        500       0          350(b)    1,711
           Other assets              1,138          0     350(b)         0       1,488

         a)  Applicable to reversal on securities sold.
         b)  Transferred from mortgage loans on real estate to other assets.
         c)  Represents $530 transferred from mortgage loans on real estate to other assets and $220 reversal.