Form 10-Q
period 1995-03-31
IDS CERTIFICATE CO /MN/
filed 1995-05-11
CIK 52428

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

For the quarterly period ended                March 31, 1995
                                      -----------------------------
                                         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                              --------------           ------------

For quarter ended                   Commission file number  2-23772
                   --------------                           -------

                        IDS Certificate Company
- -------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

                Delaware                         41-6009975
- -------------------------------------------------------------------
   (State or other jurisdiction of            (I.R.S. Employer
    incorporation or organization)             Identification No.)

            IDS Tower 10, Minneapolis, Minnesota            55440
- -------------------------------------------------------------------
        (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code   (612) 671-3131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.        Yes   X   No
                                 -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 11, 1995

                              150,000 Common shares

Registrant is a wholly owned subsidiary of American Express Financial Corporation (formerly IDS Financial Corporation), which is a wholly owned subsidiary of American Express Company, and Registrant meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this form with the abbreviated narrative disclosure.
PAGE 2
                                  FORM 10-Q

                           IDS CERTIFICATE COMPANY

                       PART I.  FINANCIAL INFORMATION
                       ------------------------------
Item 1.  Financial Statements
         --------------------
The information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for these interim periods. Certain amounts from the prior year have been reclassified to conform to the current year presentation.

                             IDS CERTIFICATE COMPANY
                                 BALANCE SHEET
                                  -------------

                                     ASSETS                    March 31,    December 31,
                                     ------                      1995           1994
                                                              (Unaudited)
                                                            -------------- --------------
Qualified Assets:                                                  ($ Thousands)
   Cash and cash equivalents                                      $141,530       $140,128
   Investments in unaffiliated issuers (note 1)                  3,144,643      2,784,638
   Receivables                                                      56,890         49,530
   Investments in and advances to affiliates                         5,441          5,399
   Other                                                            32,822         25,094
                                                                ----------     ----------
     Total qualified assets                                      3,381,326      3,004,789

Other assets:
   Deferred federal income taxes                                     1,095          8,372
   Other                                                            30,287         27,696
                                                                ----------     ----------
     Total assets                                               $3,412,708     $3,040,857
                                                                ==========     ==========

                     LIABILITIES AND STOCKHOLDER'S EQUITY
                     ------------------------------------
Liabilities:
   Certificate reserves                                         $3,069,365     $2,887,405
   Accounts payable and accrued liabilities                        169,545         11,600
                                                                ----------     ----------
     Total liabilities                                           3,238,910      2,899,005
                                                                ----------     ----------
Stockholder's equity:
   Common stock                                                      1,500          1,500
   Additional paid-in-capital                                      147,844        140,344
   Retained earnings                                                31,058         23,166
   Unrealized holding gains and losses on
     investment securities - net                                    (6,604)       (23,158)
                                                                ----------     ----------
     Total stockholder's equity                                    173,798        141,852
                                                                ----------     ----------
   Total liabilities and
       stockholder's equity                                     $3,412,708     $3,040,857
                                                                ==========     ==========

See note to financial statements.

PAGE 3

                      IDS CERTIFICATE COMPANY

                      STATEMENT OF OPERATIONS                                (Unaudited)
                      -----------------------


                                                             For the Three Months Ended
                                                            -----------------------------
                                                            March 31, 1995 March 31, 1994
                                                            -------------- --------------
                                                                   ($ Thousands)
Investment income                                                  $57,044        $52,973
Investment expenses                                                 15,571         15,219
                                                                   -------        -------
Net investment income before provision
   for certificate reserves and income tax benefit                  41,473         37,754
Net provision for certificate reserves                              35,600         25,191
                                                                   -------        -------
Net investment income before income tax benefit                      5,873         12,563
Income tax benefit                                                   1,844            252
                                                                   -------        -------
Net investment income                                                7,717         12,815
                                                                   -------        -------
Realized gain (loss) on investments - net                              162         (9,039)
Income tax benefit (expense)                                           (57)         3,164
                                                                   -------        -------
Net realized gain (loss) on investments                                105         (5,875)
                                                                   -------        -------
Net income - wholly owned subsidiary                                    70             40
                                                                   -------        -------
Net income                                                          $7,892         $6,980
                                                                   =======        =======

See note to financial statements.

PAGE 4

                           IDS CERTIFICATE COMPANY

                           STATEMENT OF CASH FLOWS                         (Unaudited)
                 ------------------------------------------


                                                             For the Three Months Ended
                                                            -----------------------------
                                                            March 31, 1995 March 31, 1994
                                                            -------------- --------------
                                                                   ($ Thousands)
Cash Flows from Operating Activities:
  Net Income                                                        $7,892         $6,980

  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Net income of wholly owned subsidiary                              (70)           (40)
    Certificate reserves                                            35,600         25,191
    Interest income added to certificate loans                        (484)          (567)
    Amortization of premium/discount - net                           6,681          5,624
    Deferred federal income taxes                                   (1,637)         3,943
    Deferred distribution fees                                      (2,792)           682
    Net (gain) loss on investments                                    (162)         9,039
    Increase in dividends and interest receivable                   (4,026)           (33)
    (Increase) decrease in other assets                                117         (7,381)
    Decrease in other liabilities                                   (2,639)        (6,091)
                                                                  --------       --------
    Net cash provided by operating activities                       38,480         37,347
                                                                  --------       --------
Cash Flows from Investing Activities:
  Maturity and redemption of investments:
    Hold-to-maturity securities                                     41,728         83,962
    Available-for-sale securities                                   44,613         47,134
    Other investments                                                9,314         12,097
  Sale of investments:
    Hold-to-maturity securities                                      8,000             -
    Available-for-sale securities                                       -          19,138
    Other investments                                                   -              -
  Certificate loan payments                                          1,487          2,093
  Purchase of investments:
    Hold-to-maturity securities                                    (16,968)            -
    Available-for-sale securities                                 (255,778)       (51,483)
    Other investments                                              (10,746)        (2,723)
  Certificate loan fundings                                         (1,922)        (1,745)
  Investment in subsidiary                                              -            (100)
                                                                  --------       --------
    Net cash (used in) provided by investing activities          ($180,272)      $108,373
                                                                  --------       --------

See note to financial statements.

PAGE 5

                           IDS CERTIFICATE COMPANY

                           STATEMENT OF CASH FLOWS         (Continued)     (Unaudited)
                 ------------------------------------------
                                                             For the Three Months Ended
                                                            -----------------------------
                                                             Mar. 31, 1995  Mar. 31, 1994
                                                            -------------- --------------
                                                                   ($ Thousands)
Cash Flows from Financing Activities:
  Reserve payments by certificate holders                         $453,113       $179,478
  Capital contribution from Parent                                   7,500             -
  Certificate maturities and cash surrenders                      (317,419)      (277,033)
  Dividends paid                                                        -         (12,400)
                                                                  --------       --------
    Net cash provided by (used in) financing activities            143,194       (109,955)
                                                                  --------       --------
Net Increase In Cash and Cash Equivalents                            1,402         35,765

Cash and Cash Equivalents Beginning of Period                      140,128         54,059
                                                                  --------       --------
Cash and Cash Equivalents End of Period                           $141,530        $89,824
                                                                  ========       ========
Supplemental Disclosures:
  Cash received for income taxes                                      $284         $5,862
  Certificate maturities and surrenders through loan
    reductions                                                      $2,961         $3,365

See note to financial statements.






IDS CERTIFICATE COMPANY

NOTE TO FINANCIAL STATEMENTS (Unaudited)
($ in Thousands)
- ----------------------------------------

1.  The following is a summary of investments in unaffiliated issuers:

                                                            March 31, 1995  Dec. 31, 1994
                                                            -------------- --------------
Investment securities at amortized cost...............          $1,213,052     $1,245,793
Investment securities at fair value...................           1,620,041      1,226,674
First mortgage loans on real estate...................             255,389        253,968
Certificate loans - secured by certificate reserves...              56,161         58,203
                                                               -----------    -----------
Total                                                           $3,144,643     $2,784,638
                                                               ===========    ===========

PAGE 6
                MANAGEMENT'S NARRATIVE ANALYSIS OF THE
                         RESULTS OF OPERATIONS
                --------------------------------------


During the first three months of 1995, total assets and certificate reserves increased $372 million and $182 million, respectively.
The increases in total assets and accounts payable and accrued liabilities reflect the purchases of $161 million of investment securities during the first quarter of 1995, that will settle in early April. The increase in certificate reserves resulted primarily from certificate sales exceeding certificate maturities and surrenders, which also contributed to the increase in total assets.

Sales of face-amount certificates totaled $412 million during the first quarter of 1995 compared to $155 during the prior year's period. Certificate maturities and surrenders totaled $320 million during the first quarter of 1995 compared to $280 million during the comparable period in 1994. The excess of certificate sales over certificate maturities and surrenders during the first quarter of 1995, resulted primarily from higher accrual rates declared by Registrant during the last six months of 1994 and the first quarter of 1995, reflecting higher interest rates available in the marketplace.

Investment income increased 8% during the first three months of 1995 from the the prior year's period reflecting a higher average balance of invested assets and higher investment yields.

The 3% increase in investment expenses resulted primarily from higher distribution and investment advisory and services fees of $.7 million and $.2 million, respectively. These increases were partially offset by $.3 million lower amortization of both the cost of options and interest rate caps. The lower amortization of interest rate caps reflects $1.9 million of accelerated amortization and $2.2 million of interest earned under the cap agreements.

Net provision for certificate reserves increased 42% during the first three months of 1995 from the prior year's period reflecting a higher average balance of certificate reserves and higher accrual rates.

The $1.6 million increase in income tax benefit on net investment income resulted primarily from a greater portion of net investment income being attributable to tax-advantaged income.

During the first three months of 1995, Registrant sold a hold-to-maturity security with an amortized cost and fair value of $8.0 million. The sale was due to deterioration in the issuer's creditworthiness.

Certificate reserve financing activities provided net cash of $136 million during the first three months of 1995 compared to net cash used of $98 million during the prior year's period. The improvement resulted primarily from higher certificate sales.

During the first quarter of 1995, Registrant received a capital contribution from its Parent of $7.5 million. The contribution was necessary to manage Registrant's regulatory capital requirements.

As of Jan. 1, 1995, Registrant adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". The adoption of SFAS No. 114 did not have a material impact on Registrant's results of operations or financial condition.

PAGE 7
                        IDS CERTIFICATE COMPANY

                      PART II.  OTHER INFORMATION
                      ---------------------------

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          None

PAGE 8
                          SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT                IDS CERTIFICATE COMPANY


BY

NAME AND TITLE            Stuart A. Sedlacek, President and
                          Director (Principal Executive Officer)
DATE                      May 11, 1995
BY

NAME AND TITLE            Jay Hatlestad, Vice President and
                          Controller (Principal Accounting Officer)
DATE                      May 11, 1995