Form 10-Q
period 1995-06-30
IDS CERTIFICATE CO /MN/
filed 1995-08-10
CIK 52428

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

For the quarterly period ended            June 30, 1995
                           ----------------------------------------
                                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                              -----------   -----------------------

For quarter ended                   Commission file number  2-23772
                 ------------------                         -------

                        IDS Certificate Company
-------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

                Delaware                             41-6009975
-------------------------------------------------------------------
   (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)              Identification No.)

            IDS Tower 10, Minneapolis, Minnesota            55440
-------------------------------------------------------------------
        (Address of principal executive offices)        (Zip Code)

 Registrant's telephone number, including area code  (612) 671-3131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.        Yes   X   No
                                 -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 1995

                     150,000 Common shares

Registrant is a wholly owned subsidiary of American Express Financial Corporation (Parent), which is a wholly owned subsidiary of American Express Company, and Registrant meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this form with the abbreviated narrative disclosure.

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

                             IDS CERTIFICATE COMPANY
                                  BALANCE SHEET
                                  -------------

                                     ASSETS                    June 30,   December 31,
                                     ------                      1995          1994
                                                             (Unaudited)
                                                             ------------ -------------
Qualified Assets:                                                  ($ Thousands)
   Cash and cash equivalents                                     $313,197      $140,128
   Investments in unaffiliated issuers (note 1)                 3,479,754     2,784,638
   Receivables                                                     49,001        49,530
   Investments in and advances to affiliates                        5,503         5,399
   Other                                                           36,877        25,094
                                                               ----------    ----------
     Total qualified assets                                     3,884,332     3,004,789

Other assets:
   Deferred federal income taxes                                        -         8,372
   Other                                                           31,540        27,696
                                                               ----------    ----------
     Total assets                                              $3,915,872    $3,040,857
                                                               ==========    ==========

PAGE 4

                     LIABILITIES AND STOCKHOLDER'S EQUITY
                     ------------------------------------
Liabilities:
   Certificate reserves                                        $3,451,794    $2,887,405
   Accounts payable and accrued liabilities                       238,565        11,600
   Deferred federal income taxes                                    7,345             -
                                                               ----------    ----------
     Total liabilities                                          3,697,704     2,899,005
                                                               ----------    ----------
Stockholder's equity:
   Common stock                                                     1,500         1,500
   Additional paid-in-capital                                     168,844       140,344
   Retained earnings                                               38,663        23,166
   Unrealized holding gains (losses) on
     investment securities - net                                    9,161      (23,158)
                                                               ----------    ----------
     Total stockholder's equity                                   218,168       141,852
                                                               ----------    ----------
   Total liabilities and
       stockholder's equity                                    $3,915,872    $3,040,857
                                                               ==========    ==========

See note to financial statements.

PAGE 5

                      IDS CERTIFICATE COMPANY

                      STATEMENT OF OPERATIONS                                                           (Unaudited)
                      -----------------------


                                                             For the Three Months Ended  For the Six Months Ended
                                                            --------------------------- ---------------------------
                                                            June 30, 1995 June 30, 1994 June 30, 1995 June 30, 1994
                                                            ------------- ------------- ------------- -------------
                                                                                 ($ Thousands)
Investment income                                                 $61,637       $50,883      $118,681      $103,856
Investment expenses                                                15,266        14,886        30,837        30,105
                                                                 --------      --------      --------      --------
Net investment income before provision
   for certificate reserves and income tax benefit                 46,371        35,997        87,844        73,751
Net provision for certificate reserves                             40,714        24,785        76,314        49,976
                                                                 --------      --------      --------      --------
Net investment income before income tax benefit                     5,657        11,212        11,530        23,775
Income tax benefit                                                  1,855           587         3,699           839
                                                                 --------      --------      --------      --------
Net investment income                                               7,512        11,799        15,229        24,614
                                                                 --------      --------      --------      --------
Realized gain (loss) on investments - net                               2         1,137           164        (7,902)
Income tax benefit (expense)                                            -          (398)          (57)        2,766
                                                                 --------      --------      --------      --------
Net realized gain (loss) on investments                                 2           739           107        (5,136)
                                                                 --------      --------      --------      --------
Net income - wholly owned subsidiary                                   91            35           161            75
                                                                 --------      --------      --------      --------
Net income                                                         $7,605       $12,573       $15,497       $19,553
                                                                 ========      ========      ========      ========

See note to financial statements.

PAGE 6

                           IDS CERTIFICATE COMPANY

                           STATEMENT OF CASH FLOWS                           (Unaudited)
                 ------------------------------------------


                                                              For the Six Months Ended
                                                            ----------------------------
                                                            June 30, 1995 June 30, 1994
                                                            ------------- --------------
                                                                   ($ Thousands)
Cash Flows from Operating Activities:
  Net Income                                                      $15,497       $19,553

  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Net income of wholly owned subsidiary                            (161)          (75)
    Certificate reserves                                           76,314        49,976
    Interest income added to certificate loans                     (1,001)       (1,111)
    Amortization of premium/discount - net                         10,649        11,357
    Deferred federal income taxes                                  (1,686)        2,234
    Deferred distribution fees                                     (2,594)          110
    Net (gain) loss on investments                                   (164)        7,902
    (Increase) decrease in dividends and interest receivable       (6,679)          798
    Increase in other assets                                       (1,371)            -
    (Decrease) increase in other liabilities                       (1,533)        4,162
                                                                ----------    ----------
    Net cash provided by operating activities                      87,271        94,906
                                                                ----------    ----------
Cash Flows from Investing Activities:
  Maturity and redemption of investments:
    Hold-to-maturity securities                                    86,653       154,558
    Available-for-sale securities                                  77,699        86,052
    Other investments                                              22,637        22,872
  Sale of investments:
    Hold-to-maturity securities                                     8,714             -
    Available-for-sale securities                                  37,268       262,341
    Other investments                                                   -             -
  Certificate loan payments                                         3,005         4,051
  Purchase of investments:
    Hold-to-maturity securities                                  (115,931)            -
    Available-for-sale securities                                (630,405)     (337,882)
    Other investments                                             (12,924)       (5,211)
  Certificate loan fundings                                        (4,038)       (3,992)
  Investment in subsidiary                                              -          (450)
                                                                ----------    ----------
    Net cash (used in) provided by investing activities         ($527,322)     $182,339
                                                                ----------    ----------

See note to financial statements.

PAGE 7

                           IDS CERTIFICATE COMPANY

                           STATEMENT OF CASH FLOWS         (Continued)    (Unaudited)
                 ------------------------------------------
                                                              For the Six Months Ended
                                                            ----------------------------
                                                            June 30, 1995 June 30, 1994
                                                            ------------- --------------
                                                                   ($ Thousands)
Cash Flows from Financing Activities:
  Reserve payments by certificate holders                      $1,083,025      $441,805
  Unapplied reserve payments by certificate holders               110,262             -
  Capital contribution from Parent                                 28,500             -
  Certificate maturities and cash surrenders                     (608,667)     (585,696)
  Dividends paid                                                        -       (24,800)
                                                                ----------    ----------
    Net cash provided by (used in) financing activities           613,120      (168,691)
                                                                ----------    ----------
Net Increase In Cash and Cash Equivalents                         173,069       108,554

Cash and Cash Equivalents Beginning of Period                     140,128        54,059
                                                                ----------    ----------
Cash and Cash Equivalents End of Period                          $313,197      $162,613
                                                                ==========    ==========
Supplemental Disclosures:
  Cash received for income taxes                                     $619        $8,900
  Certificate maturities and surrenders through loan
    reductions                                                     $5,526        $6,500

See note to financial statements.






IDS CERTIFICATE COMPANY

NOTE TO FINANCIAL STATEMENTS (Unaudited)
($ in Thousands)
----------------------------------------

1.  The following is a summary of investments in unaffiliated issuers:

                                                            June 30, 1995 Dec. 31, 1994
                                                            ----------------------------
Investment securities at amortized cost...............         $1,266,330    $1,245,793
Investment securities at fair value...................          1,911,164     1,226,674
First mortgage loans on real estate...................            247,549       253,968
Certificate loans - secured by certificate reserves...             54,711        58,203
                                                               -----------   -----------
Total                                                          $3,479,754    $2,784,638
                                                               ===========   ===========

PAGE 8
                MANAGEMENT'S NARRATIVE ANALYSIS OF THE
                         RESULTS OF OPERATIONS
                --------------------------------------


During the first six months of 1995, total assets and certificate reserves increased $875 million and $564 million, respectively.
The increase in total assets resulted primarily from the increases in certificate reserves and accounts payable and accrued liabilities. The increase in accounts payable and accrued liabilities reflected the purchases of $113 million of investment securities during the second quarter of 1995, that will settle in early July. Contributing also, to the increase in accounts payable and accrued liabilities, was the receipt of $110 million of certificate payments during the last business day of June which will be applied to certificate reserves during the first business day of July. Interest will accrue on these payments beginning one day from date of receipt. The increase in certificate reserves resulted primarily from certificate sales exceeding certificate maturities and surrenders.

Sales of face-amount certificates totaled $412 million and $604 million during the first and second quarters of 1995, respectively, compared to $155 million and $215 million during the comparable periods in 1994, respectively. Certificate maturities and surrenders totaled $320 million and $294 million during the first and second quarters of 1995, respectively, compared to $280 million and $312 million during the comparable periods in 1994, respectively. The excess of certificate sales over certificate maturities and surrenders during the first and second quarters of 1995, resulted primarily from higher accrual rates declared by Registrant during the periods, reflecting higher interest rates available in in the marketplace.

Certificate sales during the second quarter of 1995 benefited also from a special introductory promotion of Registrant's 11-month term Flexible Savings certificate. The special promotion was offered from May 10, 1995 to July 3, 1995. Sales of this product totaled $382 million through June 30, 1995.

Investment income increased 15% during the first six months of 1995 from the the prior year's period reflecting a higher average balance of invested assets and higher investment yields.

The 2.5% increase in investment expenses resulted primarily from higher distribution, and investment advisory and services fees of $3.0 million and $.7 million, respectively. These increases were partially offset by lower amortization of the cost of options and interest rate caps of $.8 million and $2.1 million, respectively. The lower amortization of interest rate caps reflects $1.9 million of accelerated amortization and $4.3 million of interest earned under the cap agreements.

Net provision for certificate reserves increased 53% during the first six months of 1995 from the prior year's period reflecting a higher average balance of certificate reserves and higher accrual rates.

The $2.9 million increase in income tax benefit on net investment income before income tax benefit resulted primarily from a greater portion of net investment before income tax benefit being attributable to tax-advantaged income.

During the first six months of 1995, Registrant sold hold-to-maturity securities with an amortized cost and fair value of $8.7 million. The sales were due to deterioration in the issuers' creditworthiness.

Certificate reserve financing activities provided net cash of $474 million during the first six months of 1995 compared to net cash used of $144 million during the prior year's period. The improvement resulted primarily from higher certificate sales.

During the first six months of 1995, Registrant received capital contributions from Parent aggregating $28.5 million. The contributions were necessary to manage Registrant's regulatory capital requirements.

PAGE 10
                        IDS CERTIFICATE COMPANY

                      PART II.  OTHER INFORMATION
                      ---------------------------

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
(a) Exhibits

(1)  Second Amendment to Selling Agent Agreement between American
     Express Financial Advisors Inc. and American Express Bank
     International dated as of May 2, 1995, is filed electronically herewith.

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

PAGE 11
                          SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT                IDS CERTIFICATE COMPANY


BY

NAME AND TITLE            Stuart A. Sedlacek, President and
                          Director (Principal Executive Officer)*
DATE                      August 10, 1995

BY

NAME AND TITLE            Jay Hatlestad, Vice President and
                          Controller (duly authorized officer and
                          Chief Accounting Officer)
DATE                      August 10, 1995


*Signed pursuant to Officers' Power of Attorney dated May 17, 1994, filed as Exhibit 25(a) in Post-Effective Amendment No. 13 to
Registration Statement No. 2-95577, and incorporated herein by reference.