Form 10-Q
period 1995-09-30
IDS CERTIFICATE CO /MN/
filed 1995-11-13
CIK 52428

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

For the quarterly period ended        September 30, 1995
                           -------------------------------------
                                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                              -----------  -----------------------

For quarter ended               Commission file number  2-23772
                ---------------                         -------

                        IDS Certificate Company
-------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

                Delaware                          41-6009975
-------------------------------------------------------------------
   (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)            Identification No.)

            IDS Tower 10, Minneapolis, Minnesota            55440
-------------------------------------------------------------------
        (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code   (612) 671-3131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.        Yes   X   No
                                 -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 1995

                              150,000 Common shares

PAGE 2
Registrant is a wholly owned subsidiary of American Express Financial Corporation (Parent), which is a wholly owned subsidiary of American Express Company, and Registrant meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this form with the abbreviated narrative disclosure.

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

                             IDS CERTIFICATE COMPANY
                                  BALANCE SHEET
                                  -------------

                             ASSETS                  September 30,  December 31,
                             ------                      1995           1994
                                                      (Unaudited)
                                                     -------------- --------------
Qualified Assets:                                          ($ Thousands)
   Cash and cash equivalents                           $95,472       $140,128
   Investments in unaffiliated issuers (note 1)      3,711,808      2,784,638
   Receivables                                          53,971         49,530
   Investments in and advances to affiliates             5,606          5,399
   Other                                                36,641         25,094
                                                     ---------     ----------
     Total qualified assets                          3,903,498      3,004,789

Other assets:
   Deferred federal income taxes                            -           8,372
   Other                                                29,586         27,696
                                                    ----------     ----------
     Total assets                                   $3,933,084     $3,040,857
                                                    ==========     ==========

PAGE 4

                     LIABILITIES AND STOCKHOLDER'S EQUITY
                     ------------------------------------
Liabilities:
   Certificate reserves                             $3,673,621     $2,887,405
   Accounts payable and accrued liabilities             26,220         11,600
   Deferred federal income taxes                         7,997             -
                                                     ----------     ----------
     Total liabilities                               3,707,838      2,899,005
                                                     ----------     ----------
Stockholder's equity:
   Common stock                                          1,500          1,500
   Additional paid-in-capital                          168,844        140,344
   Retained earnings                                    44,649         23,166
   Unrealized holding gains (losses) on
     investment securities - net                        10,253        (23,158)
                                                    ----------     ----------
     Total stockholder's equity                        225,246        141,852
                                                    ----------     ----------
   Total liabilities and
       stockholder's equity                         $3,933,084     $3,040,857
                                                    ==========     ==========

See note to financial statements.

PAGE 5

                      IDS CERTIFICATE COMPANY

                      STATEMENT OF OPERATIONS                                                              (Unaudited)
                      -----------------------


                                                             For the Three Months Ended    For the Nine Months Ended
                                                            ----------------------------- -----------------------------
                                                            Sept. 30, 1995 Sept. 30, 1994 Sept. 30, 1995 Sept. 30, 1994
                                                            -------------- -------------- -------------- --------------
                                                                                   ($ Thousands)
Investment income                                                  $69,355        $50,904       $188,036       $154,760
Investment expenses                                                 16,298         14,664         47,135         44,769
                                                                   -------        -------       --------       --------
Net investment income before provision
   for certificate reserves and income tax benefit                  53,057         36,240        140,901        109,991
Net provision for certificate reserves                              49,925         26,832        126,239         76,808
                                                                   -------        -------       --------       --------
Net investment income before income tax benefit                      3,132          9,408         14,662         33,183
Income tax benefit                                                   2,787            978          6,486          1,817
                                                                   -------        -------       --------       --------
Net investment income                                                5,919         10,386         21,148         35,000
                                                                   -------        -------       --------       --------
Realized gain (loss) on investments - net                             (101)         1,017             63         (6,885)
Income tax benefit (expense)                                            35           (356)           (22)         2,410
                                                                   -------        -------       --------       --------
Net realized gain (loss) on investments                                (66)           661             41         (4,475)
                                                                   -------        -------       --------       --------
Net income - wholly owned subsidiary                                   133             94            294            169
                                                                   -------        -------       --------       --------
Net income                                                          $5,986        $11,141        $21,483        $30,694
                                                                   =======        =======       ========       ========

See note to financial statements.

PAGE 6

                           IDS CERTIFICATE COMPANY

                           STATEMENT OF CASH FLOWS                          (Unaudited)
                 ------------------------------------------


                                                           For the Nine Months Ended
                                                         ------------------------------
                                                         Sept. 30, 1995 Sept. 30, 1994
                                                         -------------- --------------
                                                                   ($ Thousands)
Cash Flows from Operating Activities:
  Net Income                                                    $21,483        $30,694

  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Net income of wholly owned subsidiary                          (294)          (169)
    Certificate reserves                                        126,239         76,808
    Interest income added to certificate loans                   (1,458)        (1,636)
    Amortization of premium/discount - net                       15,112         17,358
    Deferred federal income taxes                                (1,622)         1,966
    Deferred distribution fees                                   (1,903)        (3,646)
    Net (gain) loss on investments                                  (63)         6,885
    (Increase) decrease in dividends and interest receivable     (8,975)        (2,405)
    Increase in other assets                                        (48)             -
    Decrease in other liabilities                                (1,895)        (1,503)
                                                                ----------    ---------
    Net cash provided by operating activities                   146,576        124,352
                                                                ----------   ----------
Cash Flows from Investing Activities:
  Maturity and redemption of investments:
    Hold-to-maturity securities                                 136,958        230,313
    Available-for-sale securities                               172,615        144,806
    Other investments                                            32,865         31,567
  Sale of investments:
    Hold-to-maturity securities                                  20,267          3,164
    Available-for-sale securities                                42,692        240,529
    Other investments                                               -              -
  Certificate loan payments                                       4,642          5,772
  Purchase of investments:
    Hold-to-maturity securities                                (133,193)             -
    Available-for-sale securities                            (1,119,336)      (595,396)
    Other investments                                           (15,118)        (7,354)
  Certificate loan fundings                                      (6,145)        (6,099)
  Investment in subsidiary                                           -            (450)
                                                               ----------    ----------
    Net cash (used in) provided by investing activities       ($863,753)       $46,852
                                                               ----------    ----------

See note to financial statements.

PAGE 7

                           IDS CERTIFICATE COMPANY

                           STATEMENT OF CASH FLOWS       (Continued)        (Unaudited)
               ------------------------------------------
                                                             For the Nine Months Ended
                                                           ----------------------------
                                                          Sept. 30, 1995 Sept. 30, 1994
                                                          -------------- --------------
                                                                   ($ Thousands)
Cash Flows from Financing Activities:
  Reserve payments by certificate holders                   $1,468,411       $788,878
  Capital contribution from Parent                              28,500             -
  Certificate maturities and cash surrenders                  (824,390)      (883,643)
  Dividends paid                                                    -         (37,200)
                                                             ----------     ----------
    Net cash provided by (used in) financing activities        672,521       (131,965)
                                                             ----------     ----------
Net (Decrease) Increase In Cash and Cash Equivalents           (44,656)        39,239

Cash and Cash Equivalents Beginning of Period                  140,128         54,059
                                                             ----------     ----------
Cash and Cash Equivalents End of Period                        $95,472        $93,298
                                                             ==========     ==========
Supplemental Disclosures:
  Cash received for income taxes                                $4,832         $2,229
  Certificate maturities and surrenders through loan
    reductions                                                  $7,966         $9,237

See note to financial statements.




IDS CERTIFICATE COMPANY

NOTE TO FINANCIAL STATEMENTS (Unaudited)
($ in Thousands)
----------------------------------------

1.  The following is a summary of investments in unaffiliated issuers:

                                                       Sept. 30, 1995  Dec. 31, 1994
                                                       -------------- --------------
Investment securities at amortized cost...............    $1,219,688     $1,245,793
Investment securities at fair value...................     2,196,593      1,226,674
First mortgage loans on real estate...................       242,329        253,968
Certificate loans - secured by certificate reserves...        53,198         58,203
                                                         -----------    -----------
Total                                                     $3,711,808     $2,784,638
                                                         ===========    ===========

                MANAGEMENT'S NARRATIVE ANALYSIS OF THE
                         RESULTS OF OPERATIONS
                --------------------------------------


During the first nine months of 1995, total assets and certificate reserves increased $892 million and $786 million, respectively. The increases resulted primarily from certificate sales exceeding certificate maturities and surrenders. The increase in total assets also reflects an increase of $51 million in unrealized appreciation on investment securities classified as available for sale.

Sales of face-amount certificates totaled $604 million and $363 million during the second and third quarters of 1995, respectively, compared to $215 million and $324 million during the comparable periods in 1994, respectively. Certificate maturities and surrenders totaled $294 million and $218 million during the second and third quarters of 1995, respectively, compared to $312 million and $301 million during the comparable periods in 1994, respectively. The excess of certificate sales over certificate maturities and surrenders during the second and third quarters of 1995, resulted primarily from higher accrual rates declared by Registrant during the periods, reflecting higher interest rates available in the marketplace.

Certificate sales during the second and third quarters of 1995 benefited also from a special introductory promotion of Registrant's 11-month term Flexible Savings certificate. The special promotion was offered from May 10, 1995 to July 3, 1995, and applied only to sales of new certificate accounts during the promotion period. The interest rate for sales of certificates during the promotion period was 7.00%. Sales of this product totaled $382 million and $180 million during the second and third quarters in 1995, respectively.

For the first nine months of 1995 and 1994, face-amount certificate sales totaled $1,379 million and $695 million, respectively.
Certificate maturities and surrenders for the first nine months of 1995 and 1994 totaled $832 million and $893 million, respectively.

Investment income increased 22% during the first nine months of 1995 from the prior year's period reflecting a higher average balance of invested assets.

The 5.3% increase in investment expenses resulted primarily from higher distribution, and investment advisory and services fees of $5.2 million and $1.8 million, respectively. These increases were partially offset by lower amortization of the cost of options and interest rate caps of $1.4 million and $3.2 million, respectively. The $3.2 million lower amortization of interest rate caps reflects the net of $2.2 million of accelerated amortization and $5.4 million higher interest earned under the cap agreements.

Net provision for certificate reserves increased 65% during the first nine months of 1995 from the prior year's period reflecting a higher average balance of certificate reserves and higher accrual rates.
PAGE 9

The $4.7 million increase in income tax benefit on net investment income before income tax benefit resulted primarily from a greater portion of net investment income before income tax benefit being attributable to tax-advantaged income.

During the first nine months of 1995, Registrant sold hold-to-maturity securities with an amortized cost and fair value of $20.7 million and $20.3 million, respectively. The sales were due to deterioration in the issuers' creditworthiness.

Certificate reserve financing activities provided net cash of $644 million during the first nine months of 1995 compared to net cash used of $95 million during the prior year's period. The improvement resulted primarily from higher certificate sales.

During the first nine months of 1995, Registrant received capital contributions from Parent aggregating $28.5 million. The contributions were necessary to manage Registrant's regulatory capital requirements.

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


REGISTRANT                 IDS CERTIFICATE COMPANY


BY

NAME AND TITLE             Stuart A. Sedlacek, President and
                           Director (Principal Executive Officer)
DATE                       November 10, 1995

BY

NAME AND TITLE             Jay Hatlestad, Vice President and
                           Controller (duly authorized officer and
                           Chief Accounting Officer)
DATE                       November 10, 1995