Form 10-K
period 1995-12-31
IDS CERTIFICATE CO /MN/
filed 1996-03-29
CIK 52428

PAGE 1
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 30(a) OF THE INVESTMENT
     COMPANY ACT OF 1940 AND SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934            [FEE REQUIRED]

For the fiscal year ended December 31, 1995
                               OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934         [NO FEE REQUIRED]

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

                      150,000 Common shares
          CERTAIN DOCUMENTS INCORPORATED BY REFERENCE.
                              None

The registrant meets the conditions set forth in General
Instructions J(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

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

     IDSC is a face-amount certificate investment company registered under the Investment Company Act of 1940 (1940 Act). IDSC is in the business of issuing face-amount certificates. Face-amount certificates issued by IDSC entitle the certificate owner to receive, at maturity, a stated amount of money and interest or credits declared from time to time by IDSC, in its discretion.

     IDSC is continuously engaged in new product development.
IDSC currently offers seven certificates to the public: "IDS Future Value Certificate", "IDS Cash Reserve Certificate", "IDS Flexible Savings Certificate" (formerly "IDS Variable Term Certificate"), "IDS Installment Certificate", "IDS Stock Market Certificate", "IDS Investors Certificate" and "IDS Special Deposits". The IDS Special Deposits is only offered for sale in England and is not registered for sale in the United
States. All certificates are currently sold without a sales charge. The IDS Installment Certificate, the IDS Flexible
Savings Certificate, the IDS Stock Market Certificate, the IDS Investors Certificate and the IDS Special Deposits currently bear surrender charges for premature surrenders. All of the above described certificates, except the IDS Special Deposits, are distributed pursuant to a Distribution Agreement with American Express Financial Advisors Inc. (formerly known as IDS Financial Services Inc.), an affiliate of IDSC. With respect to the IDS Investors Certificate and the IDS Stock Market Certificate, American Express Financial Advisors Inc., in turn, has Selling Agent Agreements with American Express Bank International (AEBI), a subsidiary of American Express, and Coutts & Co. (USA) International (Coutts), a subsidiary of NatWest PLC, for selling the certificates. American Express Financial Advisors Inc. also distributes the IDS Stock Market Certificate. With respect to the IDS Special Deposits, IDSC has a Marketing Agreement with American Express Bank Ltd. (AEB), a subsidiary of American Express, for marketing the certificate. IDSC's board of directors has approved a Distribution Agreement with American Express Service Corporation
(AESC) under which AESC could distribute IDS Stock Market Certificate and potentially other IDS certificates through a direct marketing channel of distributions, but there is no assurance that IDS certificates will be so distributed.

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

     The specified maturities of the certificates range from four to twenty years. Within that maturity period, most certificates have terms ranging from three to thirty-six months. Interest rates change and certificate owners can surrender their certificates without penalty at term end.

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

     The IDS Stock Market Certificate is a single payment certificate that offers the certificate owner the opportunity to have all or part of his/her interest tied to stock market performance, as measured by a broad stock market index, with return of principal guaranteed by IDSC. After the first term, the holder can also choose to earn a fixed rate of interest. In addition to being sold to clients of American Express Financial Advisors Inc. pursuant to a Distribution Agreement with American Express Financial Advisors Inc., this certificate is sold by AEBI and Coutts under Selling Agent Agreements with American Express Financial Advisors Inc. to AEBI's clients and certain of Coutts' clients, respectively, who are neither citizens nor residents of the United States.

     The IDS Investors Certificate is a single payment certificate that generally permits additional payments within 15 days of term renewal. Interest rates are guaranteed in advance by PAGE 5
IDSC for a term of 1, 2, 3, 6, 12, 24 or 36 months, at the buyer's option. This certificate is currently sold by AEBI and Coutts, through Selling Agent Agreements with American Express
Financial Advisors Inc., only to AEBI's clients and certain of Coutts' clients, respectively, who are neither citizens nor residents of the United States.

     The IDS Special Deposits is a single payment certificate that generally permits additional payments within 15 days of term renewal. Interest rates are guaranteed in advance by IDSC for a term of 1, 2, 3, 6, 12, 24 or 36 months, at the buyer's option. This certificate is currently marketed by AEB in the London office, through a Marketing Agreement with IDSC, only to AEB's clients who are neither citizens nor residents of the United States. This certificate is not registered for sale in the United States.

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

     For the IDS Flexible Savings Certificate, IDS Future Value Certificate, IDS Cash Reserve Certificate and the IDS Series D-1 Investment Certificate, the published rates of the BANK RATE MONITOR Top 25 Market Averagetm for various length bank certificates of deposit are used as the guide in setting rates.
For the IDS Installment Certificate, the average interest rate for money market deposit accounts, as published by the BANK RATE MONITOR Top 25 Market Average (the BRM Average), is used as a guide in setting rates. For the IDS Investors Certificate and IDS Special Deposits, the published average rates for comparable length dollar deposits available on an interbank basis, referred to as the London Interbank Offered Rates (LIBOR), are used as a guide in setting rates.
PAGE 6
     To compete with popular short-term investment vehicles such as certificates of deposit, money market certificates and money market mutual funds that offer comparable yields, liquidity and safety of principal, IDSC offers the IDS Cash Reserve Certificate and the IDS Flexible Savings Certificate. The yields and features on these products are designed to be competitive with such short-term products. The IDS Investors Certificate and IDS Special Deposits also compete with short-term products but use LIBOR rates. The IDS Future Value Certificate has certain features similar to those of zero coupon bonds and is intended to compete with that type of investment as well as with intermediate to long-term certificates of deposit. The IDS Installment Certificate is intended to help clients save systematically and may compete with passbook savings and NOW accounts. The IDS
Stock Market Certificate is designed to offer interest tied to a major stock market index and principal guaranteed by IDSC. Certain banks offer certificates of deposit that have features similar to the Stock Market Certificate.

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

The following table shows IDSC's certificate payments received and certificate surrenders for the three years ended December 31, 1995:

                                     1995           1994      1993
Single Payment Certificates                 ($ in millions)
Non-Qualified
  Payments through
    American Express
    Financial Advisors Inc.       $1,090.0      $  802.4   $  581.5
    AEBI, AEB and Coutts             429.4         436.0      243.0
  Surrenders through
    American Express
    Financial Advisors Inc.          662.0         753.6      882.8
    AEBI, AEB and Coutts             292.0         429.2      395.3
Qualified
  Payments through
    American Express Financial
    Advisors Inc.                    236.0         264.9      166.8
  Surrenders through
    American Express Financial
    Advisors Inc.                    205.5         238.5      276.7


Installment Payment Certificates - through
  American Express Financial Advisors Inc.

Non-Qualified
  Payments                           109.5         107.6      108.2
   Surrenders                         112.4         116.6     103.6
 Qualified
  Payments                             1.9           2.9        3.9
   Surrenders                           4.8           7.8       8.0
PAGE 7
     In 1995, approximately 25% of single payment certificate payments were through AEBI, AEB and Coutts and approximately 14% of single payment certificate payments and 2% of installment certificate payments were of tax-qualified certificates for use in IRAs, 401(k) plans and other qualified retirement plans.

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

     Dividend Payable Date                 Cash

     For year ended December 31, 1995:    $ None


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

     Restriction on the Registrant's present or future ability to pay dividends:

     Certain series of installment certificates outstanding provide that cash dividends may be paid by IDSC only in calendar years for which additional credits of at least 1/2 of 1% on such series of certificates have been authorized by IDSC. This restriction has been removed for 1996 and 1997 by action of IDSC on additional credits in excess of this requirement.

     Appropriated retained earnings resulting from the predeclaration of additional credits to IDSC's certificate holders are not available for the payment of dividends by IDSC. In addition, IDSC will discontinue issuance of certificates subject to the predeclaration of additional credits and will make no further predeclaration as to outstanding certificates if at any time the capital and unappropriated retained earnings of IDSC should be less than 5% of net certificate reserves (certificate reserves less certificate loans). At December 31, 1995, the capital and unappropriated retained earnings amounted to 5.65% of net certificate reserves.

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

Year Ended Dec. 31,                                       1995         1994        1993         1992      1991
                                                                               ($ thousands)
Statement of Operations Data:
Investment income                                       $256,913     $207,975    $236,859     $294,799    $351,970
Investment expenses                                       62,817       58,690      65,404       69,630      63,353

Net investment income before provision for
  certificate reserves and income tax benefit            194,096      149,285     171,455      225,169     288,617
Net provision for certificate reserves                   176,407      107,288     123,516      178,175     258,443

Net investment income before income taxes                 17,689       41,997      47,939       46,994      30,174
Income tax benefit                                         9,097        2,663       3,365       11,666      20,537

Net investment income                                     26,786       44,660      51,304       58,660      50,711

Realized gain (loss) on investments - net:
Securities of unaffiliated issuers                           452       (7,514)     (9,870)      (9,498)       (129)
Other - unaffiliated                                        (120)       1,638        (418)        (500)     (1,053)

Total gain (loss) on investments                             332       (5,876)    (10,288)      (9,998)     (1,182)
Income tax benefit (expense)                                (117)       2,047       4,617            -         402

Net realized gain (loss) on investments                      215       (3,829)     (5,671)      (9,998)       (780)
Net income - wholly owned subsidiary                         373          241         120            3         139

Net income                                               $27,374      $41,072     $45,753      $48,665     $50,070

Dividends declared:
Cash                                                          $-      $40,200     $64,500      $83,750     $74,800
In-kind(a)                                                     -            -           -       64,558      25,466

Balance Sheet Data:
Total assets                                          $3,912,131   $3,040,857  $2,951,405   $3,444,985  $3,971,583
Certificate loans                                         51,147       58,203      67,429       77,347      88,570
Certificate reserves                                   3,628,574    2,887,405   2,777,451    3,256,472   3,712,570
Stockholder's equity                                     250,307      141,852     161,138      179,885     223,820

IDS Certificate Company (IDSC) is 100% owned by American Express Financial Corporation (Parent).

(a) Consisted of an investment security at amortized cost in 1992 and a reduction in the note receivable from
Parent in 1991.
/TABLE

PAGE 10
Item 7.

Management's discussion and analysis of financial condition and results of operations

Results of operations:

IDS Certificate Company's (IDSC) earnings are derived primarily from the after-tax yield on invested assets less investment expenses and interest credited on certificate reserve liabilities. Changes in earnings' trends occur largely due to changes in the rates of return on investments and the rates of interest credited to certificate holder accounts and also, the mix of fully taxable and tax-advantaged investments in the IDSC portfolio.

During the years 1992 and 1993, total assets and certificate reserve liabilities decreased due to certificate maturities and surrenders exceeding certificate sales. The excess of certificate maturities and surrenders over certificate sales in 1992 and 1993 primarily reflected lower accrual rates declared by IDSC in those years, which in turn, reflected lower interest rates available in the marketplace.

During the years 1994 and 1995, total assets and certificate reserves increased due to certificate sales exceeding certificate maturities and surrenders. The excess of certificate sales over certificate maturities and surrenders resulted primarily from higher accrual rates declared by IDSC during the last six months of 1994 and the first six months of 1995, reflecting rising interest rates in the marketplace. The increase in total assets in 1995 reflects also an increase of $81 million in net unrealized appreciation on investment securities classified as available for sale. The increase in total assets in 1994 was tempered by $23 million of net unrealized depreciation on investment securities classified as available for sale, net of deferred taxes of $13 million.

1995 Compared to 1994:

Gross investment income increased 24% due primarily to a higher average balance of invested assets and slightly higher investment yields.

The 7.1% increase in investment expenses resulted primarily from higher distribution fees due to higher sales of certificates that provide for no deferral of those fees, and higher investment advisory and services fee due to a higher asset base on which the fee is calculated. These increases were partially offset by lower amortization of the cost of options and interest rate caps. The lower amortization of interest rate caps reflects the net of $1.7 million of accelerated amortization and $5.6 million higher interest earned under the cap agreements.

Net provision for certificate reserves increased 65% reflecting a higher average balance of certificate reserves and higher accrual rates.

PAGE 11
The increase in income tax benefit resulted primarily from a greater portion of net investment income before income tax benefit being attributable to tax-advantaged income.

1994 Compared to 1993:

Gross investment income decreased 12% due primarily to a lower average balance of invested assets and slightly lower investment yields.

The 10% decrease in investment expenses resulted primarily from lower amortization of the cost of interest rate caps and $2.3 million of interest earned under the cap agreements in 1994. Lower amortization of deferred distribution fees, and lower investment advisory and services fees due to a lower average asset base on which the fee is calculated contributed also to the decrease in investment expenses.

Net provision for certificate reserves decreased 13% reflecting lower accrual rates during the first six months of the year and a lower average balance of certificate reserves.

The decrease in income tax benefit resulted primarily from lower tax-advantaged income.

Liquidity and cash flow:

IDSC's principal sources of cash are reserve payments from sales of face-amount certificates and cash flows from investments. In turn, IDSC's principal uses of cash are payments to certificate holders for matured and surrendered certificates, purchase of investments and payments of dividends to its Parent.

Certificate sales volume increased 38% in 1995, reflecting higher accrual rates and clients' ongoing desire for safety of principal. Sales of certificates totaled $1.5 billion compared to $1.1 billion in 1994 and $.6 billion during 1993. Certificate sales in 1995 benefitted also from a special introductory promotion of IDSC's 11-month term Flexible Savings certificate.

The special promotion of the 11-month term Flexible Savings certificate was offered from May 10, 1995 to July 3, 1995, and applied only to sales of new certificate accounts during the promotion period. Certificates sold during the promotion period received a special interest rate of 7.0% for the 11-month term and totaled $562 million.

IDSC, as an issuer of face-amount certificates, is affected whenever there is a significant change in interest rates. In view of the uncertainty in the investment markets and due to the short-term repricing nature of certificate reserve liabilities, IDSC continues to invest in securities that provide for more immediate, periodic interest/principal payments, resulting in improved liquidity. To accomplish this, IDSC continues to invest much of its cash flow in mortgage-backed securities and intermediate-term bonds.

PAGE 12
IDSC's investment program is designed to maintain an investment portfolio that will produce the highest possible after-tax yield within acceptable risk standards with additional emphasis on liquidity. The program considers investment securities as investments acquired to meet anticipated certificate holder obligations.

Effective Jan. 1, 1994, IDSC adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under the SFAS No. 115, debt securities that IDSC has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities IDSC does not have the positive intent to hold to maturity, as well as all marketable equity securities, are classified as available for sale and carried at fair value. The available-for-sale classification does not mean that IDSC expects to sell these securities, but that under SFAS No. 115 positive intent criteria, these securities are available to meet possible liquidity needs should there be significant changes in market interest rates or certificate holder demand. See notes 1 and 3 to the financial statements for additional information relating to SFAS No. 115.

At Dec. 31, 1995, securities classified as held to maturity and carried at amortized cost were $1.0 billion. Securities classified as available for sale and carried at fair value were $2.4 billion. These securities, which comprise 90% of IDSC's total invested assets, are well diversified. Of these securities, 97% are of investment grade and, other than U.S. Government Agency mortgage-backed securities, no one issuer represents more than 1% of these securities. See note 3 to financial statements for additional information on ratings and diversification.

During the year ended Dec. 31, 1995, investment securities, primarily municipal bonds, with an amortized cost and fair value of $112 million and $117 million, respectively, were reclassified from held to maturity to available for sale. The reclassification was made on Dec. 4, 1995, as a result of IDSC adopting the FASB Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities". There were no other transfers of securities during the years 1995 and 1994.

Derivative financial instruments:

IDSC enters into transactions involving interest rate caps, and purchased and written call options to manage its exposure to rising
interest rates.  IDSC does not enter into such   transactions for
trading purposes. There is a possibility that the value of these instruments will change due to fluctuations in a factor from which the instruments derive their values. IDSC is not subject to this market risk because these instruments are largely used to hedge such risks, and therefore, the cash flow and income effects of the instruments are inverse to the effects of the underlying transactions. See note 9 to financial statements for additional information regarding derivative financial instruments.

PAGE 13
Capital contributions:

To maintain its regulatory capital requirements, IDSC received a capital contribution from its Parent of $28.5 million in 1995.

Ratios:

The ratio of stockholder's equity, excluding net unrealized holding gains and losses on investment securities, to total assets less certificate loans and net unrealized holding gains and losses on investment securities at Dec. 31, 1995 was 5.79% compared to 5.49% in 1994. IDSC intends to manage this ratio to 5.0% in 1996, which meets current regulatory requirements.

PAGE 14
                     IDS CERTIFICATE COMPANY

Item 8.   Financial Statements and Supplementary Data

1. Financial Statements and Schedules Required under Regulation S-X

   Index to Financial Statements and Schedules              Page

Financial Statements:

   Report of Independent Auditors                            16

   Responsibility for Preparation of Financial Statements    17

   Balance Sheets, Dec. 31, 1995 and 1994                    18-19

   Statements of Operations, year ended Dec. 31, 1995,
    1994 and 1993                                            20-21

   Statements of Stockholder's Equity, year ended
    Dec. 31, 1995, 1994 and 1993                             22

   Statements of Cash Flows, year ended Dec. 31,
    1995, 1994 and 1993                                      23-24

   Notes to Financial Statements                             25-38

Schedules:

 I  -     Investments in Securities of Unaffiliated Issuers,
          Dec. 31, 1995

II  -     Investments in and Advances to Affiliates and Income
          Thereon, Dec. 31, 1995, 1994 and 1993

III -     Mortgage Loans on Real Estate and Interest earned on
          Mortgages, year ended Dec. 31, 1995

 V  -     Qualified Assets on Deposit, Dec. 31, 1995

VI  -     Certificate Reserves, year ended Dec. 31, 1995

VII -     Valuation and Qualifying Accounts, year ended
          Dec. 31, 1995, 1994 and 1993

     Schedules III and Schedule VI for the year ended Dec. 31, 1994 and Schedule VI (formerly Schedule XI) for the year ended Dec. 31, 1993 are included in Registrant's Annual Reports on Form 10-K for the fiscal years ended Dec. 31, 1994 and Dec. 31, 1993, respectively, Commission file 2-23772, and are incorporated herein by reference.

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

          (1)b. The Distribution Agreement dated March 29, 1996 between Registrant and American Express Service
          Corporation, filed electronically as Exhibit 1(b) to Post-Effective Amendment No. 38 to Registration Statement No. 2-55252 for the D-1 Investment Certificate, is incorporated herein by reference.

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

          (1)e.  Letter Amendment to Marketing Agreement dated
          October 10, 1991, between Registrant and American Express Bank Ltd. is filed electronically herewith.

          (1)f. Amendment to the Selling Agent Agreement dated December 12, 1994 between IDS Financial Services Inc. and American Express Bank International filed electronically as Exhibit 16(d) to Post-Effective Amendment No. 13 to Registration Statement No. 2-95577, is incorporated herein by reference.
PAGE 17

          (1)g. Selling Agent Agreement dated December 12, 1994 between IDS Financial Services Inc. and Coutts & Co.
          (USA) International filed electronically as Exhibit 16(e) to Post-Effective Amendment No. 13 to Registration
          Statement No. 2-95577, is incorporated herein by reference.

          (1)h. Consulting Agreement dated December 12, 1994 between IDS Financial Services Inc. and American Express Bank International filed electronically as Exhibit 16(f) Post-Effective No. 13 to Registration Statement No. 2-95577, is incorporated herein by reference.

          (1)i. Second amendment to Selling Agent Agreement between American Express Financial Advisors Inc. and
          American Express Bank International dated as of May 2,
          1995, filed electronically as Exhibit (1) to Registrant's June 30, 1995 quarterly report on Form 10-Q, is incorporated herein by reference.

          (3)a.  Certificate of Incorporation, dated December 31,
          1977, filed electronically as Exhibit 3(a) to Post-Effective Amendment No. 10 to Registration Statement No. 2-89507 is incorporated herein by reference.

          (3)b. Certificate of Amendment, dated April 2, 1984, filed electronically as Exhibit 3(b) to Post-Effective
          Amendment No. 10 to Registration Statement No. 2-89507, is incorporated herein by reference.

          (3)c.  By-Laws, dated December 31, 1977, filed
          electronically as Exhibit 3(c) to Post-Effective
          Amendment No. 10 to Registration Statement No. 2-89507, is incorporated herein by reference.

          (10)a. The Investment Advisory and Services Agreement between Registrant and IDS/American Express Inc. dated January 12, 1984 filed electronically as Exhibit 10(a) to Registration Statement No. 2-89507 is incorporated herein by reference.

          (10)b. Depository and Custodial Agreement dated September 30, 1985 between IDS Certificate Company and IDS Trust Company, filed electronically as Exhibit 10(b) to Registrant's Post-Effective Amendment No. 3 to Registration Statement No. 2-89507 is incorporated herein by reference.

          (10)c. Loan Agreement between Registrant and Investors Syndicate Development Corporation dated October 13, 1970, filed electronically as Exhibit 10(c) to Post-Effective Amendment No. 10 to Registration Statement No. 2-89507 is incorporated herein by reference.

PAGE 18
          (10)d.  Agreement for the servicing of Residential
          Mortgage Loans between ISA and Advance Mortgage
          Company, Ltd., dated August 31, 1980, filed electronically as Exhibit 10(d) to Post-Effective
          Amendment No. 10 to Registration Statement No. 2-89507 is incorporated herein by reference.

          (10)e. Agreement by and between registrant and Investors Diversified Services, Inc. (now IDS Financial Services Inc.) providing for the purchase by IDS of a block of portfolio securities from registrant, filed as Exhibit
          10.5 to the September 30, 1981 Quarterly Report on Form 10-Q of Alleghany Corporation, is incorporated herein by reference.

          (10)f. Transfer Agent Agreements for the servicing of the American Express Savings Certificate, filed electronically as Exhibit 10(g) to Pre-Effective
          Amendment No. 1 to Registration Statement No. 33-25385, are incorporated herein by reference.

          (10)g. Foreign Deposit Agreement dated November 21, 1990, between IDS Certificate Company and IDS Bank & Trust, filed electronically as Exhibit 10(h) to Post-Effective Amendment No. 5 to Registration Statement No. 33-26844, is incorporated herein by reference.

          (24)a.  Officers' Power of Attorney dated May 17, 1994,
          1994, filed as Exhibit 25(a) to Post-Effective Amendment No. 37 to Registration Statement No. 2-55252, is incorporated herein by reference.

          (24)b. Directors' Power of Attorney dated May 13, 1994, 1994, filed as Exhibit 25(b) to Post-Effective Amendment No. 37 to Registration Statement No. 2-55252, is incorporated herein by reference.

     (b) Reports on Form 8-K filed during the last quarter of the period covered by this report.

          None

PAGE 19
                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT                         IDS CERTIFICATE COMPANY

                                   /s/ Stuart A. Sedlacek
BY                                 BRUCE A. KOHN
NAME AND TITLE                     Stuart A. Sedlacek*
                                   President
DATE                               March 29, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY                                 BRUCE A. KOHN
NAME AND TITLE                     Stuart A. Sedlacek* **
                                   President and Director
                                   (Principal Executive Officer)
DATE                               March 29, 1996

BY                                 BRUCE A. KOHN
NAME AND TITLE                     Jay C. Hatlestad,* Vice
                                   President and Controller
                                   (Principal Accounting Officer)
DATE                               March 29, 1996

BY                                 BRUCE A. KOHN
NAME AND TITLE                     Morris Goodwin,* Vice President
                                   and Treasurer (Principal
                                   Financial Officer)
DATE                               March 29, 1996

BY                                 BRUCE A. KOHN
NAME AND TITLE                     David R. Hubers,** Director
DATE                               March 29, 1996

BY                                 BRUCE A. KOHN
NAME AND TITLE                     Charles W. Johnson,** Director
DATE                               March 29, 1996

BY                                 BRUCE A. KOHN
NAME AND TITLE                     Edward Landes,** Director
DATE                               March 29, 1996

BY                                 BRUCE A. KOHN
NAME AND TITLE                     John V. Luck,** Director
DATE                               March 29, 1996

BY                                 BRUCE A. KOHN
NAME AND TITLE                     James A. Mitchell,** Director
DATE                               March 29, 1996

BY                                 BRUCE A. KOHN
NAME AND TITLE                     Harrison Randolph,** Director
DATE                               March 29, 1996

BY                                 BRUCE A. KOHN
NAME AND TITLE                     Gordon H. Ritz,** Director
DATE                               March 29, 1996

*  Signed pursuant to Officers' Power of Attorney dated May 17,
1994 filed as Exhibit 25(a) to Post-Effective Amendment
No. 37 to Registration Statement No. 2-55252, incorporated herein by reference.


_______________________
Bruce A. Kohn


** Signed pursuant to Directors' Power of Attorney dated May 13,
1994 filed as Exhibit 25(b) to Post-Effective Amendment No. 37 to
Registration Statement No. 2-55252, incorporated herein by reference.


_______________________
Bruce A. Kohn

PAGE 21
                 REPORT OF INDEPENDENT AUDITORS




The Board of Directors and Security Holders
IDS Certificate Company:



We have audited the accompanying balance sheets of IDS
Certificate Company, a wholly owned subsidiary of American Express Financial Corporation, as of December 31, 1995 and 1994, and the related statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the index at Item 8. These financial statements and schedules are the responsibility of the management of IDS Certificate Company. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. Our procedures included confirmation of investments owned as of December 31, 1995 and 1994 by correspondence with custodians and brokers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IDS Certificate Company at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in note 1 to the financial statements, IDS Certificate Company changed its method of accounting for certain investments in debt and equity securities in 1994.





                                            ERNST & YOUNG LLP
                                            Minneapolis, Minnesota
                                            February 8, 1996

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

PAGE 23
Balance Sheets, Dec. 31,

Assets

Qualified Assets (note 2)                                         1995           1994
                                                                   ($ thousands)
Investments in unaffiliated issuers (notes 3, 4 and 10):
  Cash and cash equivalents                                    $56,873       $140,128
  Held-to-maturity securities                                1,002,905      1,245,793
  Available-for-sale securities                              2,408,491      1,226,674
  First mortgage loans on real estate                          233,394        253,968
  Certificate loans - secured by certificate reserves           51,147         58,203

Investments in and advances to affiliates                        5,655          5,399

Total investments                                            3,758,465      2,930,165

Receivables:
  Dividends and interest                                        49,632         42,261
  Investment securities sold                                    42,872          7,269

Total receivables                                               92,504         49,530

Other (notes 9 and 10)                                          32,778         25,094

Total qualified assets                                       3,883,747      3,004,789


Other Assets

Deferred distribution fees                                      28,286         27,142
Deferred federal income taxes (note 8)                               -          8,372
Other                                                               98            554

Total other assets                                              28,384         36,068


Total assets                                                $3,912,131     $3,040,857

See notes to financial statements.
PAGE 24
Balance Sheets, Dec. 31,

Liabilities and Stockholder's Equity

Liabilities                                                       1995           1994
                                                                      ($ thousands)
Certificate Reserves (notes 5 and 10):
Installment certificates:
  Reserves to mature                                          $330,415       $335,712
  Additional credits and accrued interest                       21,555         19,698
  Advance payments and accrued interest                          1,394          1,634
  Other                                                             55             56
Fully paid certificates:
  Reserves to mature                                         3,127,301      2,389,198
  Additional credits and accrued interest                      147,468        140,766
Due to unlocated certificate holders                               386            341

Total certificate reserves                                   3,628,574      2,887,405

Accounts Payable and Accrued Liabilities:
  Due to Parent (note 7A)                                        1,541          1,186
  Due to Parent for federal income taxes                           103              -
  Due to affiliates (note 7B and 7C)                             2,068          2,883
  Payable for investment securities purchased                        -          1,362
  Accounts payable, accrued expenses and other (notes 9 and 10) 12,249          6,169

Total accounts payable and accrued liabilities                  15,961         11,600

Deferred federal income taxes (note 8)                          17,289              -

Total liabilities                                            3,661,824      2,899,005

Stockholder's Equity (notes 5B, 5C, and 6):

Common stock, $10 par - authorized and issued 150,000 shares     1,500          1,500
Additional paid-in capital                                     168,844        140,344
Retained earnings:
  Appropriated for predeclared additional credits/interest      18,878         18,398
  Appropriated for additional interest on advance payments          50             50
  Unappropriated                                                31,612          4,718
Unrealized holding gains (losses) on investment
  securities - net (note 3A)                                    29,423        (23,158)

Total stockholder's equity                                     250,307        141,852

Total liabilities and stockholder's equity                  $3,912,131     $3,040,857

See notes to financial statements.
/TABLE

PAGE 25

Statements of Operations

Year ended Dec. 31,                                            1995         1994        1993
                                                                 ($ thousands)
Investment Income:
Interest income from investments:
  Bonds and notes:
    Unaffiliated issuers                                   $181,902     $125,546    $140,991
  Mortgage loans on real estate:
    Unaffiliated                                             22,171       24,006      24,071
    Affiliated                                                   56           68          78
  Certificate loans                                           2,963        3,342       3,882
Dividends                                                    48,614       54,170      67,115
Other                                                         1,207          843         722

Total investment income                                     256,913      207,975     236,859

Investment Expenses:
Parent and affiliated company fees (note 7):
  Distribution                                               33,977       27,007      28,477
  Investment advisory and services                           16,472       13,565      15,036
  Depositary                                                    242          183         201
Options (note 9)                                              8,038        9,854       9,419
Interest rate caps (note 9)                                   3,725        7,608      11,667
Other                                                           363          473         604

Total investment expenses                                    62,817       58,690      65,404

Net investment income before provision
  for certificate reserves and income tax benefit          $194,096     $149,285    $171,455

See notes to financial statements.

PAGE 26
Statements of Operations (continued)

Year ended Dec. 31,                                            1995         1994        1993
                                                                    ($ thousands)
Provision for Certificate Reserves (notes 5 and 9):
According to the terms of the certificates:
  Provision for certificate reserves                        $11,009      $13,317     $20,555
  Interest on additional credits                              2,300        3,174       3,605
  Interest on advance payments                                   73           61          90
Additional credits/interest authorized by IDSC:
  On fully paid certificates                                157,857       85,101      93,546
  On installment certificates                                 6,288        6,741       6,704

Total provision before reserve recoveries                   177,527      108,394     124,500
Reserve recoveries from terminations
 prior to maturity                                           (1,120)      (1,106)       (984)

Net provision for certificate reserves                      176,407      107,288     123,516

Net investment income before income tax benefit              17,689       41,997      47,939
Income tax benefit (note 8)                                   9,097        2,663       3,365

Net investment income                                        26,786       44,660      51,304

Realized gain (loss) on investments - net:
  Securities of unaffiliated issuers                            452       (7,514)     (9,870)
  Other-unaffiliated                                           (120)       1,638        (418)

Total gain (loss) on investments                               332        (5,876)    (10,288)

Income tax benefit (expense) (note 8):
  Current                                                      160         2,414      19,508
  Deferred                                                     (277)        (367)    (14,891)

Total income tax benefit (expense)                             (117)       2,047       4,617

Net realized gain (loss) on investments                         215       (3,829)     (5,671)

Net income - wholly owned subsidiary                            373          241         120

Net income                                                  $27,374      $41,072     $45,753

See notes to financial statements.

PAGE 27
Statements of Stockholder's Equity

Year ended Dec. 31,                                            1995         1994        1993
                                                                 ($ thousands)

Common Stock:
Balance at beginning and end of year                         $1,500       $1,500      $1,500

Additional Paid-in Capital:
Balance at beginning of year                               $140,344     $147,144    $166,144
Contribution from Parent                                     28,500        3,000           -
Cash dividends declared                                           -       (9,800)    (19,000)

Balance at end of year                                     $168,844     $140,344    $147,144

Retained Earnings:
Appropriated for predeclared additional credits/interest (note 5B):
Balance at beginning of year                                $18,398       $2,726      $2,804
Transferred from (to) unappropriated retained earnings          480       15,672         (78)

Balance at end of year                                      $18,878      $18,398      $2,726

Appropriated for additional interest on advance payments (note 5C):
Balance at beginning of year                                    $50          $25        $100
Transferred from (to) unappropriated retained earnings            -           25         (75)

Balance at end of year                                          $50          $50         $25

Unappropriated (note 6):
Balance at beginning of year                                 $4,718       $9,743      $9,337
Net income                                                   27,374       41,072      45,753
Transferred (to) from appropriated retained earnings           (480)     (15,697)        153
Cash dividends declared                                           -      (30,400)    (45,500)

Balance at end of year                                      $31,612       $4,718      $9,743

Unrealized holding gains and losses on investment securities -
  net (notes 1 and 3A):
Balance at beginning of year                               ($23,158)          $-          $-
Adjustment due to initial application of SFAS 115                 -        8,827           -
Change during year                                           52,581      (31,985)          -

Balance at end of year                                      $29,423     ($23,158)         $-

Total stockholder's equity                                 $250,307     $141,852    $161,138

See notes to financial statements.

PAGE 28
Statements of Cash Flows

Year ended Dec. 31,                                            1995         1994        1993
                                                                 ($ thousands)
Cash flows from operating activities:
Net income                                                  $27,374      $41,072     $45,753
Adjustments to reconcile net income to net
cash provided by operating activities:
  Net income of wholly owned subsidiary                        (373)        (241)       (120)
  Certificate reserves                                      176,407      107,288     123,516
  Interest income added to certificate loans                 (1,902)      (2,133)     (2,454)
  Amortization of premium/discount-net                       19,232       22,114      27,494
  Deferred federal income taxes                              (2,652)       4,263      11,446
  Deferred distribution fees                                 (1,144)      (7,527)      1,935
  Net (gain) loss on investments                               (332)       5,876      10,288
  (Increase) decrease in dividends and interest receivable   (7,371)      (1,829)     10,009
  (Increase) decrease in other assets                           466         (466)        967
  Increase (decrease) in other liabilities                   (1,549)      (3,210)      4,979

Net cash provided by operating activities                   208,156      165,207     233,813

Cash flows from investing activities:
Maturity and redemption of investments:
  Held-to-maturity securities                               315,766      350,411     641,778
  Available-for-sale securities                             325,521      173,547           -
  Other investments                                          46,004       35,130      21,373
Sale of investments:
  Held-to-maturity securities                                22,305        3,164     329,942
  Available-for-sale securities                              48,372      267,808           -
  Other investments                                              21            -       5,454
Certificate loan payments                                     6,061        7,508       8,991
Purchase of investments:
  Held-to-maturity securities                              (208,140)     (46,080)   (498,841)
  Available-for-sale securities                          (1,397,983)    (830,826)          -
  Other investments                                         (17,234)      (9,208)    (78,816)
Certificate loan fundings                                    (7,776)      (7,603)    (10,275)
Investment in subsidiary                                          -         (450)     (2,000)

Net cash (used in) provided by investing activities       ($867,083)    ($56,599)   $417,606

See notes to financial statements.

PAGE 29
Statements of Cash Flows (continued)

Year ended Dec. 31,                                            1995         1994        1993
                                                                        ($ thousands)

Cash flows from financing activities:
Reserve payments by certificate holders                  $1,577,884   $1,185,762    $709,684
Proceeds from securities loaned to brokers                        -            -       6,150
Proceeds from reverse repurchase agreements                       -            -      72,800
Capital contribution from Parent                             28,500        3,000           -
Certificate maturities and cash surrenders               (1,030,712)  (1,171,101) (1,312,260)
Payments to brokers upon return of securities loaned              -            -      (7,793)
Payments under reverse repurchase agreements                      -            -     (72,800)
Dividends paid                                                    -      (40,200)    (64,500)

Net cash provided by (used in) financing activities         575,672      (22,539)   (668,719)

Net increase (decrease) in cash and cash equivalents        (83,255)      86,069     (17,300)
Cash and cash equivalents beginning of year                 140,128       54,059      71,359

Cash and cash equivalents end of year                       $56,873     $140,128     $54,059


Supplemental disclosures including non-cash transactions:
Cash received for income taxes                               $6,854       $2,416     $26,606
Certificate maturities and surrenders through loan
 reductions                                                  10,673       11,454      13,656

See notes to financial statements.

PAGE 30
Notes to Financial Statements ($ in thousands unless indicated otherwise)


1. Nature of business and summary of significant accounting policies

Nature of business

IDS Certificate Company (IDSC) is a wholly owned subsidiary of American Express Financial Corporation (Parent), which is a wholly owned subsidiary of American Express Company. IDSC is registered as an investment company under the Investment Company Act of 1940 ("the 1940 Act") and is in the business of issuing face-amount investment certificates. The certificates issued by IDSC are not insured by any government agency. IDSC's certificates are sold primarily by American Express Financial Advisors Inc.'s (an affiliate) field force operating in 50 states, the District of Columbia and Puerto Rico. IDSC's Parent acts as investment advisor for IDSC.

IDSC currently offers eight types of certificates with specified maturities ranging from four to twenty years. Within their specified maturity, most certificates have interest rate terms of one to thirty-six months. In addition, one type of certificate has interest tied, in whole or in part, to any upward movement in a broad-based stock market index. Except for two types of certificates, all of the certificates are available as qualified investments for Individual Retirement Accounts or 401(k) plans and other qualified retirement plans.

IDSC's gross income is derived primarily from interest and dividends generated by its investments. IDSC's net income is determined by deducting from such gross income its provision for certificate reserves, and other expenses, including taxes, the fee paid to Parent for investment advisory and other services, and the distribution fees paid to American Express Financial Advisors Inc.

Described below are certain accounting policies that are important to an understanding of the accompanying financial statements.

Basis of financial statement presentation

The accompanying financial statements are presented in accordance with generally accepted accounting principles. IDSC uses the equity method of accounting for its wholly owned unconsolidated subsidiary, which is the method prescribed by the Securities and Exchange Commission (SEC) for issuers of face-amount certificates. Certain amounts from prior years have been reclassified to conform to the current year presentation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of income and expenses during the year then ended. Actual results could differ from those estimates.

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

Debt securities that IDSC has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities IDSC does not have the positive intent to hold to maturity, as well as all marketable equity securities, are classified as available for sale and carried at fair value. Unrealized holding gains and losses on securities classified as available for sale are carried, net of deferred income taxes, as a separate component of stockholder's equity.

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

Certificates

Investment certificates may be purchased either with a lump-sum payment or by installment payments. Certificate holders are entitled to receive at maturity a definite sum of money. Payments from certificate holders are credited to investment certificate reserves. Investment certificate reserves accumulate at specified percentage rates. Reserves also are maintained for advance payments made by certificate holders, accrued interest thereon, and for additional credits and accrued interest thereon. On certificates allowing for the deduction of a surrender charge, the cash surrender values may be less than accumulated investment certificate reserves prior to maturity dates. Cash surrender values on certificates allowing for no surrender charge are equal PAGE 32 to certificate reserves. The payment distribution, reserve accumulation rates, cash surrender values, reserve values and other matters are governed by the 1940 Act.

Deferred distribution fee expense

On certain series of certificates, distribution fees are deferred and amortized over the estimated lives of the related certificates, which is approximately 10 years. Upon surrender, unamortized deferred distribution fees are charged against income.

Federal income taxes

IDSC's taxable income or loss is included in the consolidated federal income tax return of American Express Company. IDSC provides for income taxes on a separate return basis, except that, under an agreement between Parent and American Express Company, tax benefits are recognized for losses to the extent they can be used in the consolidated return. It is the policy of Parent and its subsidiaries that Parent will reimburse a subsidiary for any tax benefits recorded.

2.  Deposit of assets and maintenance of qualified assets

A) Under the provisions of its certificates and the 1940 Act, IDSC was required to have qualified assets (as that term is defined in Section 28(b) of the 1940 Act) in the amount of $3,619,188 and $2,895,226 at Dec. 31, 1995 and 1994, respectively. IDSC had qualified assets of $3,838,482 at Dec. 31, 1995 and $3,040,416 at
Dec. 31, 1994, excluding net unrealized appreciation on available-for-sale securities of $45,265 at Dec. 31, 1995 and net unrealized depreciation of $35,627 at Dec. 31, 1994.

Qualified assets are valued in accordance with such provisions of Minnesota Statutes as are applicable to investments of life insurance companies. Qualified assets for which no provision for valuation is made in such statutes are valued in accordance with rules, regulations or orders prescribed by the SEC. These values are the same as financial statement carrying values, except for debt securities classified as available for sale and all marketable equity securities, which are carried at fair value in the financial statements but are valued at amortized cost for qualified asset and deposit maintenance purposes.

B) Pursuant to provisions of the certificates, the 1940 Act, the central depositary agreement and to requirements of various states, qualified assets of IDSC were deposited as follows:

PAGE 33

                                                 Dec. 31, 1995

                                                    Required
                                       Deposits     deposits       Excess
Deposits to meet certificate
liability requirements:
States                                     $414         $384          $30
Central Depositary                    3,678,295    3,548,334      129,961

Total                                $3,678,709   $3,548,718     $129,991


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

The assets on deposit at Dec. 31, 1995 and 1994 consisted of securities having a deposit value of $3,435,074 and $2,659,676, respectively; mortgage loans of $229,554 and $252,263, respectively; and other assets of $14,081 and $28,016, respectively. Mortgage loans on deposit include an affiliated mortgage loan.

American Express Trust Company is the central depositary for IDSC.
See note 7C.

3.  Investments in securities

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

The following is a summary of securities held to maturity and securities available for sale at Dec. 31, 1995 and Dec. 31, 1994.

PAGE 34

                                                                 Dec. 31, 1995
                                                                           Gross       Gross
                                              Amortized        Fair      unrealized  unrealized
                                                cost           value       gains       losses
HELD TO MATURITY
U.S. Government and agencies obligations           $415          $427           $12          $-
Mortgage-backed securities                       54,477        55,708         1,234           3
Corporate debt securities                       333,861       348,860        15,029          30
Stated maturity preferred stock                 614,152       643,436        30,072         788

                                             $1,002,905    $1,048,431       $46,347        $821
AVAILABLE FOR SALE
Mortgage-backed securities                   $1,321,051    $1,340,956       $21,349      $1,444
State and municipal obligations                 101,399       105,680         4,281           -
Corporate debt securities                       918,792       939,878        22,638       1,552
Stated maturity preferred stock                  21,229        21,365           192          56
Common stock                                        755           612             -         143

                                             $2,363,226    $2,408,491       $48,460      $3,195

                                                                 Dec. 31, 1994
                                                                           Gross       Gross
                                              Amortized        Fair      unrealized  unrealized
                                                 cost         value        gains       losses
HELD TO MATURITY
U.S. Government and agencies obligations           $417          $417            $1          $1
Mortgage-backed securities                       65,101        66,329         1,251          23
State and municipal obligations                 145,205       150,856         5,659           8
Corporate debt securities                       405,716       408,087         5,683       3,312
Foreign government bonds and obligations         10,048        10,065            17           -
Stated maturity preferred stock                 619,306       616,655        10,201      12,852

                                             $1,245,793    $1,252,409       $22,812     $16,196
AVAILABLE FOR SALE
Mortgage-backed securities                     $745,513      $724,276        $1,079     $22,316
Corporate debt securities                       487,799       473,865           460      14,394
Stated maturity preferred stock                  28,234        27,894            50         390
Common stock                                        755           639             -         116

                                             $1,262,301    $1,226,674        $1,589     $37,216

The amortized cost and fair value of securities held to maturity and available for sale, by contractual maturity, at Dec. 31, 1995, are shown below. Cash flows will differ from contractual maturities because issuers may have the right to call or prepay obligations.

                                                               Amortized        Fair
                                                                  cost          value
HELD TO MATURITY
Due within 1 year                                                $94,577       $95,440
Due after 1 through 5 years                                      388,529       407,994
Due after 5 years through 10 years                               269,579       283,685
Due after 10 years                                               195,743       205,604
                                                                 948,428       992,723
Mortgage-backed securities                                        54,477        55,708

                                                              $1,002,905    $1,048,431
AVAILABLE FOR SALE
Due within 1 year                                               $146,731      $148,072
Due after 1 through 5 years                                      746,470       765,480
Due after 5 years through 10 years                                38,433        41,945
Due after 10 years                                               109,786       111,426
                                                               1,041,420     1,066,923
Mortgage-backed securities                                     1,321,051     1,340,956
Common stock                                                         755           612

                                                              $2,363,226    $2,408,491
/TABLE

PAGE 35
During the years ended Dec. 31, 1995 and 1994, there were no securities classified as trading securities.

The proceeds from sales of available-for-sale securities and the gross realized gains and gross realized losses on those sales during the years ended Dec. 31, 1995 and 1994, were as follows:

                                                                    1995          1994
Proceeds                                                         $83,970      $265,008
Gross realized gains                                                  36           363
Gross realized losses                                              1,854        10,140

Sales of held-to-maturity securities, due to significant credit deterioration, during the years ended Dec. 31, 1995 and 1994, were as follows:

                                                                    1995          1994
Amortized cost                                                   $22,782        $3,158
Gross realized gains                                                   2             5
Gross realized losses                                                479             -

During the year ended Dec. 31, 1995, securities with an amortized cost and fair value of $111,967 and $116,882, respectively, were reclassified from held to maturity to available for sale. The reclassification was made on Dec. 4, 1995, as a result of IDSC adopting the FASB Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities."

B) Investments in securities with fixed maturities comprised 90% and 84% of IDSC's total invested assets at Dec. 31, 1995 and 1994, respectively. Securities are rated by Moody's and Standard & Poors (S&P), or by Parent's internal analysts, using criteria similar to Moody's and S&P, when a public rating does not exist. A summary of investments in securities with fixed maturities by rating of investment is as follows:

Rating                                                              1995          1994
Aaa/AAA                                                              44%           36%
Aa/AA                                                                 2             5
Aa/A                                                                  2             3
A/A                                                                  23            25
A/BBB                                                                 6             3
Baa/BBB                                                              20            24
Below investment grade                                                3             4

                                                                    100%          100%

Of the securities rated Aaa/AAA, 92% at Dec. 31, 1995 and 88% at
Dec. 31, 1994 are U.S. Government Agency mortgage-backed securities that are not rated by a public rating agency. Approximately 11% at Dec. 31, 1995 and 17% at Dec. 31, 1994 of other securities with fixed maturities are rated by Parent's internal analysts. At Dec. PAGE 36
31, 1995 and 1994 no one issuer, other than U.S. Government Agency mortgage-backed securities, is greater than 1% of IDSC's total investment in securities with fixed maturities.

C) IDSC reserves freedom of action with respect to its acquisition of restricted securities that offer advantageous and desirable investment opportunities. In a private negotiation, IDSC may purchase for its portfolio all or part of an issue of restricted securities. Since IDSC would intend to purchase such securities for investment and not for distribution, it would not be acting as a distributor if such securities are resold by IDSC at a later date.

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

4.  Investments in first mortgage loans on real estate

As of Jan. 1, 1995, IDSC adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (SFAS No. 118). The adoption of the new rules did not have a material impact on IDSC's results of operations or financial condition.

SFAS No. 114 applies to all loans except for smaller-balance homogeneous loans that are collectively evaluated for impairment.
Impairment is measured as the excess of the loan's recorded investment over its present value of expected principal and interest payments discounted at the loan's effective interest rate, or the fair value of collateral. The amount of the impairment is recorded in a reserve for loss on mortgage loans.

Based on management's judgment as to the ultimate collectibility of principal, interest payments received are either recognized as income or applied to the recorded investment in the loan until it has been recovered.

The reserve for loss on mortgage loans is maintained at a level that management believes is appropriate to absorb estimated credit losses in the mortgage loan portfolio. The level of the reserve account is determined based on several factors, including historical experience, expected future principal and interest payments, estimated collateral values, and current and anticipated economic and political conditions. Management regularly evaluates the adequacy of the reserve for loss on mortgage loans.

At Dec. 31, 1995, IDSC's recorded investment in impaired mortgage loans was $1,004 and the reserve for loss on that amount was $611.

PAGE 37
During 1995, the average recorded investment in impaired mortgage loans was $1,052.

IDSC recognized $53 of interest income related to impaired mortgage loans for the year ended Dec. 31, 1995.

There were no changes in the reserve for loss on mortgage loans of $611 during the year ended Dec. 31, 1995.

At Dec. 31, 1995 and 1994, approximately 6% and 9%, respectively, of IDSC's invested assets were first mortgage loans on real estate.

A summary of first mortgage loans by region and by type of real estate is as follows:

Region                                                              1995          1994
East North Central                                                   22%           25%
South Atlantic                                                       22            24
West North Central                                                   19            18
Middle Atlantic                                                       17           16
Mountain                                                              9             6
West South Central                                                    5             5
Pacific                                                               3             3
New England                                                           3             3
                                                                    100%          100%

Property Type                                                       1995          1994

Apartments                                                           39%           41%
Retail/shopping centers                                              32            30
Industrial buildings                                                 12            12
Office buildings                                                      8             8
Retirement homes                                                      1             1
Other                                                                 8             8

                                                                    100%          100%

The carrying amounts and fair values of first mortgage loans on real estate are as follows at Dec. 31. The fair values are estimated using discounted cash flow analysis, using market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.


                                                    Dec. 31, 1995            Dec. 31, 1994

                                               Carrying        Fair        Carrying      Fair
                                                amount         value        amount       value
Commercial                                     $234,005      $248,860      $254,531    $246,874
Residential                                           -             -            48          43
                                                234,005       248,860       254,579     246,917
Reserve for losses                                 (611)            -          (611)          -

Net first mortgage loans on real estate        $233,394      $248,860      $253,968    $246,917

At Dec. 31, 1995 and 1994, there were no commitments for fundings of first mortgage loans. If there were any commitments, IDSC employs policies and procedures to ensure the creditworthiness of the borrowers and that funds will be available on the funding date. IDSC's first mortgage loan fundings are restricted to 75% or less of the market value of the real estate at the time of the loan funding.

PAGE 38
5.  Certificate reserves

Reserves maintained on outstanding certificates have been computed in accordance with the provisions of the certificates and Section
28 of the 1940 Act. The average rates of accumulation on certificate reserves at Dec. 31, 1995 and 1994 were:

                                                                 1995

                                                               Average      Average
                                                Reserve         gross      additional
                                                balance      accumulation    credit
                                               at Dec. 31        rate         rate
Installment certificates:
Reserves to mature:
  With guaranteed rates                           $40,232           3.50%       1.35%
  Without guaranteed rates (A)                    290,183              -        3.23
Additional credits and accrued interest            21,555           3.13           -
Advance payments and accrued interest (C)           1,394           3.13        1.72
Other                                                  55              -           -
Fully paid certificates:
Reserves to mature:
  With guaranteed rates                           210,365           3.24        1.85
  Without guaranteed rates (A) and (D)          2,916,936              -        5.70
Additional credits and accrued interest           147,468           3.26           -
Due to unlocated certificate holders                  386              -           -

                                               $3,628,574

                                                                 1994

                                                               Average      Average
                                                Reserve         gross      additional
                                                balance      accumulation    credit
                                               at Dec. 31        rate         rate

Installment certificates:
Reserves to mature:
  With guaranteed rates                           $49,278           3.49%       1.51%
  Without guaranteed rates (A)                    286,434              -        2.97
Additional credits and accrued interest            19,698           3.11           -
Advance payments and accrued interest               1,634           3.08        1.92
Other                                                  56              -           -
Fully paid certificates:
Reserves to mature:
  With guaranteed rates                           234,822           3.25        1.09
  Without guaranteed rates (A) and (D)          2,154,376              -        4.81
Additional credits and accrued interest           140,766           3.35           -
Due to unlocated certificate holders                 341               -           -

                                               $2,887,405

A)  There is no minimum rate of accrual on these reserves.
Interest is declared periodically, quarterly or annually, in accordance with the terms of the separate series of certificates.

B) On certain series of single payment certificates, additional interest is predeclared for periods greater than one year. At Dec. 31, 1995, $18,878 of retained earnings had been appropriated for the predeclared additional interest, which represents the difference between certificate reserves on these series, calculated on a statutory basis, and the reserves maintained per books.

C) Certain series of installment certificates guarantee accrual of interest on advance payments at an average of 3.13%. IDSC has increased the rate of accrual to 4.85% through April 30, 1997. An appropriation of retained earnings amounting to $50 has been made, which represents the estimated additional accrual that will result from the increase granted by IDSC.
PAGE 39
D) IDS Stock Market Certificate enables the certificate holder to participate in any relative rise in a major stock market index without risking loss of principal. Generally the certificate has a term of 12 months and may continue for up to 14 successive terms. The reserve balance at Dec. 31, 1995 and 1994 was $211,093 and $263,494, respectively.

E) The carrying amounts and fair values of certificate reserves consisted of the following at Dec. 31, 1995 and 1994. Fair values of certificate reserves with interest rate terms of one year or less approximated the carrying values less any applicable surrender charges.

The fair values for other certificate reserves are determined by a discounted cash flow analysis using interest rates currently offered for certificates with similar remaining terms, less any applicable surrender charges.

                                                          1995                      1994

                                              Carrying         Fair       Carrying      Fair
                                               amount         value        amount       value
Reserves with terms of one year or less      $2,900,947    $2,899,542    $2,425,880  $2,415,970
Other                                           727,627       765,110       461,525     461,060

Total certificate reserves                    3,628,574     3,664,652     2,887,405   2,877,030
Unapplied certificate transactions                1,545         1,545         2,671       2,671
Certificate loans and accrued interest          (51,707)      (51,707)      (58,840)    (58,840)

Total                                        $3,578,412    $3,614,490    $2,831,236  $2,820,861

6.  Dividend restriction

Certain series of installment certificates outstanding provide that cash dividends may be paid by IDSC only in calendar years for which additional credits of at least one-half of 1% on such series of certificates have been authorized by IDSC. This restriction has been removed for 1996 and 1997 by action of IDSC on additional credits in excess of this requirement.

7. Fees paid to Parent and affiliated companies ($ not in thousands)

A) The basis of computing fees paid or payable to Parent for investment advisory and services is:

The investment advisory and services agreement with Parent provides for a graduated scale of fees equal on an annual basis to 0.75% on the first $250 million of total book value of assets of IDSC, 0.65% on the next $250 million, 0.55% on the next $250 million, 0.50% on the next $250 million and 0.45% on the amount in excess of $1 billion. The fee is payable monthly in an amount equal to one-twelfth of each of the percentages set forth above. Excluded from assets for purposes of this computation are first mortgage loans, real estate and any other asset on which IDSC pays a service fee.

B) The basis of computing fees paid or payable to American Express Financial Advisors Inc. (an affiliate) for distribution services is:
PAGE 40
Fees payable to American Express Financial Advisors Inc. on sales of IDSC's certificates are based upon terms of agreements giving American Express Financial Advisors Inc. the exclusive right to distribute the certificates covered under the agreements. The agreements provide for payment of fees over a period of time. The aggregate fees payable under the agreements per $1,000 face amount of installment certificates and $1,000 purchase price of single payments, and a summary of the periods over which the fees are payable, shown by series are:

                                                                                     Number of
                                                                                    certificate
                                                                                     years over
                                                        Aggregate fees payable         which
                                                                                     subsequent
                                                                First    Subsequent years' fees
                                                  Total          year       years   are payable
Installment certificates(a)                      $30.00        $ 6.00      $24.00        4
Single-payment certificates                       60.00         60.00           -        -
Future Value certificates                         50.00         50.00           -        -

Fees on Cash Reserve and Flexible Savings (formerly Variable Term) certificates are paid at a rate of 0.25% of the purchase price at the time of issuance and 0.25% of the reserves maintained for these certificates at the beginning of the second and subsequent quarters from issue date.

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

(a) At the end of the sixth through the 10th year, an additional fee is payable of 0.5% of the daily average balance of the certificate reserve maintained during the sixth through the 10th year, respectively.

C) The basis of computing depositary fees paid or payable to American Express Trust Company (an affiliate) is:

Maintenance charge per account               5 cents per $1,000 of assets on deposit

Transaction charge                           $20 per transaction

Security loan activity:
  Depositary Trust Company
    receive/deliver                          $20 per transaction
  Physical receive/deliver                   $25 per transaction
  Exchange collateral                        $15 per transaction

A transaction consists of the receipt or withdrawal of securities and commercial paper and/or a change in the security position. The charges are payable quarterly except for maintenance, which is an annual fee.
PAGE 41

D)  The basis for computing fees paid or payable to American
Express Bank  Ltd. (an affiliate) for the distribution of the IDS
Special Deposits certificate on an annualized basis is:

1.25% of the reserves maintained for the certificates on an amount from $100,000 to $249,000, 0.80% on an amount from $250,000 to
$499,000, 0.65% on an amount from $500,000 to $999,000 and
0.50% on an amount $1,000,000 or more. Fees are paid at the end of each term on certificates with a one, two or three-month term.
Fees are paid at the end of each quarter from date of issuance on certificates with a six, 12, 24 or 36-month term.

8.  Income taxes

Income tax expense (benefit) as shown in the statement of operations for the three years ended Dec. 31, consists of:

                                                     1995            1994        1993
Federal:
  Current                                         ($6,285)        ($8,743)   ($19,777)
  Deferred                                         (2,652)          3,933      11,446
                                                   (8,937)         (4,810)     (8,331)
State                                                 (43)            100         349

                                                  ($8,980)        ($4,710)    ($7,982)

Income tax expense (benefit) differs from that computed by using the U.S. Statutory rate of 35%. The principal causes of the difference in each year are shown below:

                                                     1995            1994        1993
Federal tax expense at U.S. statutory rate         $6,307         $12,642     $13,178
Tax-exempt interest                                (3,339)         (4,205)     (4,929)
Dividend exclusion                                (12,166)        (13,862)    (17,326)
Change in statutory rates                               -               -        (406)
Other, net                                            261             615       1,152

Federal tax benefit                               ($8,937)        ($4,810)    ($8,331)

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

                                                     1995            1994
Deferred tax assets:
Certificate reserves                              $10,312          $4,315
Investment unrealized losses                            -          12,470
Investments                                           348           1,390
Investment reserves                                   843           1,120
Purchased/written call options                          -             283

Total deferred tax assets                         $11,503         $19,578


PAGE 42
                                                    1995            1994
Deferred tax liabilities:

Investment unrealized gains                       $15,843              $-
Deferred distribution fees                          9,900           9,500
Dividends receivable                                  892           1,000
Return of capital dividends                           305             508
Purchased/written call options                      1,623               -
Other, net                                            229             198

Total deferred tax liabilities                     28,792          11,206

Net deferred tax assets (liabilities)            ($17,289)         $8,372

9.  Derivative financial instruments

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

The notional or contract amount of a derivative financial instrument is generally used to calculate the cash flows that are received or paid over the life of the agreement. Notional amounts do not represent market risk or credit exposure and are not recorded on the balance sheet.

Credit exposure related to derivative financial instruments is measured by the replacement cost of those contracts at the balance sheet date. The replacement cost represents the fair value of the instrument, and is determined by market values, dealer quotes or pricing models.


IDSC's holdings of derivative financial instruments were as follows at Dec. 31, 1995 and 1994.

PAGE 43

                                                                      1995

                                              Notional                                  Total
                                            or contract      Carrying         Fair      credit
                                               amount          value          value    exposure
Assets:
  Interest rate caps                           $970,000        $3,362        $2,128      $2,128
  Purchased call options                        152,406        27,138        24,161      24,161
  Total                                      $1,122,406       $30,500       $26,289     $26,289

Liabilities:
  Written call options                         $157,951        $9,333       $10,394          $-

                                                                      1994

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

The fair values of derivative financial instruments are based on market values, dealer quotes or pricing models. The interest rate caps expire on various dates from 1996 to 1997. The options expire in 1996.

Interest rate caps and options are used to manage IDSC's exposure to rising interest rates. These instruments are used primarily to protect the margin between the interest rate earned on investments and the interest rate accrued to related investment certificate holders.

The interest rate caps are quarterly reset caps and IDSC earns interest on the notional amount to the extent the London Interbank Offering Rate exceeds the reference rates specified in the cap agreements. These reference rates range from 4% to 9%. The cost of these caps of $3,362 at Dec. 31, 1995 is being amortized over the terms of the agreements on a straight line basis and is included in other qualified assets. The amortization, net of any interest earned, is included in investment expenses.

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

Following is a summary of open option contracts at Dec. 31, 1995 and 1994.

                                                              1995

                                               Face         Average      Index at
                                              amount     strike price  Dec. 31,1995
Purchased call options                      $152,406          539            616
Written call options                         157,951          601            616

                                                              1994

                                               Face         Average      Index at
                                              amount     strike price  Dec. 31,1995

Purchased call options                      $191,496          460            459
Written call options                         189,443          506            459

10.  Fair values of financial instruments


IDSC is required to disclose fair value information for most on- and off-balance sheet financial instruments for which it is practical to estimate that value. The carrying value of certain financial instruments such as trade receivables and payables approximates the fair value. Non-financial instruments, such as deferred distribution fees, are excluded from required disclosure. IDSC's off-balance sheet intangible assets, such as IDSC's name and future earnings of the core business are also excluded. IDSC's management believes the value of these excluded assets is significant. The fair value of IDSC, therefore, cannot be estimated by aggregating the amounts presented.

A summary of fair values of financial instruments as of Dec. 31, is as follows:

                                                          1995                      1994

                                               Carrying         Fair       Carrying       Fair
                                                value          value         value       value
Financial assets
  Cash equivalents (note 1)                     $68,943       $68,943      $152,912    $152,912
  Investment securities (note 3)              3,411,396     3,456,922     2,472,467   2,479,083
  First mortgage loans on real estate (note 4)  233,394       248,860       253,968     246,917
  Derivative financial instruments (note 9)      30,500        26,289        22,716      33,613
Financial liabilities
  Certificate reserves (note 5)               3,578,412     3,614,490     2,831,236   2,820,861
  Derivative financial instruments (note 9)       9,333        10,394         2,070       1,779

    IDS CERTIFICATE COMPANY                                                  Schedule I

    Investments in Securities of Unaffiliated Issuers

    December 31, 1995
    ($ in thousands)
                                                   Bal. held
                                                  at 12-31-95
                                                  Principal
                                                   Amount of       Cost       Value at
                                                     Bonds        (Notes      12-31-95
    Name of Issuer and Titles of Issue             and Notes     a and c)     (Note a)
    ----------------------------------            -----------   ----------   ----------
      BONDS AND NOTES
      United States Government -
        Direct Obligations
         US TREASURY NOTE          7.625%, 1996  $       250   $      250   $      252
         US TREASURY BOND          6.875%, 2000          165          165          175
                                                  -----------   ----------   ----------
      Total U.S. Government - Direct Obligations         415          415          427
                                                  -----------   ----------   ----------

      Other Bonds and Notes

      United States Government Agencies
         FHLMC 7YR#G40116 GLD      6.000%, 2001       14,075       13,991       14,080 (f)
         FHLMC 5 YR #G50152        7.000%, 1999        8,902        8,759        9,024 (f)
         FHLMC 5YR*G50252          7.500%, 2000       35,793       36,000       37,001 (f)
         FHLMC 5YR G50281 GOL      6.500%, 2000       24,589       24,739       24,842 (f)
         FHLMC 15YR #G10336        7.500%, 2010        9,114        8,969        9,390 (f)
         FHLMC 15YR #10342         7.000%, 2010       27,382       26,656       27,930 (f)
         FHLMC 15YR #G10344 G      7.500%, 2010       22,601       22,498       23,286 (f)
         FHLMC 15 #G10350 GLD      6.500%, 2010       26,441       26,377       26,623 (f)
         FHLMC 15YR G10364         7.000%, 2010       23,387       23,260       23,855 (f)
         FHLMC 15 6.5 #G10369      6.500%, 2010       47,307       46,690       47,572 (f)
         FHLMC 15YR GOLD           6.500%, 2010       23,967       23,843       24,132 (f)
         FHLMC 15YR G10428         6.000%, 2009       20,572       20,306       20,386 (f)
         FHLMC ARM #845154         8.161%, 2022        7,528        7,767        7,702 (f)
         FHLMC ARM #845523         7.857%, 2023       10,259       10,563       10,569 (f)
         FHLMC ARM #845654         7.157%, 2024       29,359       29,800       30,139 (f)
         FHLMC ARM #845730         7.958%, 2024       42,650       44,081       43,633 (f)
         FHLMC ARM #845733         6.657%, 2024       43,265       44,054       44,210 (f)
         FHLMC ARM #845973         7.652%, 2024       13,789       13,789       14,222 (f)
         FHLMC ARM #845999         7.760%, 2027       30,121       30,390       31,033 (f)
         FHLMC 30YR #846072        7.716%, 2022        8,704        8,929        8,974 (f)
         FHLMC ARM #846107         7.376%, 2025       14,408       14,747       14,744 (f)
         FHLMC 1268 E CMO          7.400%, 2016       10,000       10,026       10,049 (f)
         FHLMC ARM #350190         8.500%, 2022        9,777       10,078       10,106 (f)
         FHLMC 1379 C CMO          5.600%, 2011       12,632       12,561       12,586 (f)
         FHLMC GOLD E00151         7.500%, 2017       10,522       10,818       10,841 (f)
         FHLMC 15YR #E00383        7.000%, 2010       23,838       23,799       24,315 (f)
         FHLMC 1717B PAC CMO       5.250%, 2008       16,377       16,133       16,308 (f)
         FHLMC-GNMA 40 D CMO       6.500%, 2011       20,458       19,890       20,816 (f)
         FHLMC 188537 (2)          5.750%, 1998            4            4            4 (f)
         FHLMC 4C CMO              8.000%, 2017        6,569        6,598        6,656 (f)
         FHLMC CTF SER B-76        8.375%, 2006          140          140          139 (f)
         FHLMC CTF SER A-77        8.050%, 2007           63           63           63 (f)
         FHLMC CTF SER B-77        8.125%, 2007          260          259          259 (f)
         FHLMC 15YR #380025        9.500%, 2003        1,130        1,124        1,183
         FHLMC 15 YR #200017      11.000%, 2000          747          764          791 (f)

                                                   Bal. held
                                                  at 12-31-95
                                                  Principal
                                                   Amount of       Cost       Value at
                                                     Bonds        (Notes      12-31-95
    Name of Issuer and Titles of Issue             and Notes     a and c)     (Note a)
    ----------------------------------            -----------   ----------   ----------
         FHLMC 15 YR #200018      11.000%, 2000          483          494          511 (f)
         FHLMC 15 YR #200020      11.000%, 2000          741          757          784 (f)
         FHLMC 15 YR #200022      10.500%, 2000          151          154          160 (f)
         FHLMC 15 YR #200035       9.000%, 2001          514          508          537 (f)
         FHLMC 15 YR #200048       9.000%, 2001        1,174        1,155        1,226
         FHLMC 15 YR #200064       8.000%, 2002          681          658          701 (f)
         FHLMC 15 YR #212119       9.500%, 2001          222          223          232 (f)
         FHLMC 15 YR #218648       9.500%, 2002           85           86           89 (f)
         FHLMC 15 YR #219392      11.000%, 2001          230          236          244 (f)
         FHLMC 15 YR #219679       9.500%, 2003          925          919          969 (f)
         FHLMC 15 YR #219757      11.000%, 2003        3,014        3,140        3,191
         FHLMC 15 YR #240001       9.500%, 1997        3,805        3,797        3,915
         FHLMC 10 YR #490009       9.000%, 1997        2,626        2,625        2,741
         FHLMC 10 YR #490011      10.000%, 1997          426          429          445 (f)
         FHLMC 15 YR #500155      11.000%, 2001          657          672          696 (f)
         FHLMC 15 YR #500294      11.000%, 2003          286          295          303 (f)
         FHLMC 15 YR #500456      11.000%, 2002          376          386          398 (f)
         FHLMC 15 YR #502175      10.500%, 2004          399          405          421 (f)
         FHLMC ARM #605041         7.999%, 2019          790          790          816 (f)
         FHLMC ARM #605048         7.695%, 2018        1,559        1,559        1,604 (f)
         FHLMC ARM #605050         7.849%, 2018          608          608          627 (f)
         FHLMC ARM 605079 WAC      7.785%, 2018        1,742        1,742        1,793 (f)
         FHLMC ARM 605175 WAC      7.822%, 2019        3,963        3,963        4,085 (f)
         FHLMC ARM #605352         7.621%, 2018        3,468        3,468        3,567 (f)
         FHLMC ARM #401587         8.000%, 2018        2,483        2,483        2,567 (f)
         FHLMC ARM #630048         7.750%, 2018          313          313          320 (f)
         FHLMC ARM #630074         7.875%, 2018          691          691          706 (f)
         FHLMC ARM 840031 WAC      8.038%, 2019          612          612          632 (f)
         FHLMC ARM #840035         7.714%, 2019        1,746        1,746        1,795 (f)
         FHLMC ARM #840036         7.793%, 2019        2,341        2,341        2,413 (f)
         FHLMC ARM #840045         7.548%, 2019        4,282        4,282        4,403 (f)
         FHLMC ARM #840072         8.055%, 2019        2,513        2,513        2,551 (f)
         FHLMC ARM #405014         7.667%, 2019        1,152        1,152        1,186 (f)
         FHLMC ARM #405092         7.564%, 2019        1,831        1,831        1,884 (f)
         FHLMC ARM #405185         7.592%, 2018        2,834        2,834        2,916 (f)
         FHLMC ARM #405243         8.052%, 2019        1,213        1,213        1,253 (f)
         FHLMC ARM #405249         8.298%, 2018        3,642        3,642        3,760 (f)
         FHLMC ARM #405360         7.770%, 2019          986          986        1,016 (f)
         FHLMC ARM #405437         7.815%, 2019          418          418          431 (f)
         FHLMC ARM #405455         7.803%, 2019        1,888        1,888        1,947 (f)
         FHLMC ARM #405517         7.832%, 2019          647          647          667 (f)
         FHLMC ARM #405615         7.571%, 2019        1,000        1,000        1,029 (f)
         FHLMC ARM #405675         8.483%, 2020        2,217        2,217        2,290 (f)
         FHLMC ARM #405692         8.491%, 2020        3,179        3,179        3,283 (f)
         FHLMC ARM #405744         8.358%, 2020        2,124        2,124        2,195 (f)
         FHLMC ARM #605432         7.628%, 2017          912          912          938 (f)
         FHLMC ARM #605433         7.684%, 2017        2,085        2,085        2,146 (f)
         FHLMC ARM #605454         8.028%, 2017        5,888        5,888        6,073 (f)
         FHLMC ARM 605853 WAC      8.177%, 2019        4,539        4,539        4,686 (f)
         FHLMC ARM #605854         7.725%, 2019        4,164        4,164        4,289 (f)
         FHLMC ARM #606024         7.154%, 2019        1,727        1,727        1,770 (f)
         FHLMC ARM #606025         7.114%, 2019        6,443        6,443        6,600 (f)

                                                   Bal. held
                                                  at 12-31-95
                                                  Principal
                                                   Amount of       Cost       Value at
                                                     Bonds        (Notes      12-31-95
    Name of Issuer and Titles of Issue             and Notes     a and c)     (Note a)
    ----------------------------------            -----------   ----------   ----------
         FHLMC ARM #606151         7.807%, 2019        5,346        5,346        5,511 (f)
         FHLMC ARM #635054         7.897%, 2020          379          379          390 (f)
         FHLMC ARM #785363         7.001%, 2025       17,716       17,958       18,082 (f)
         FHLMC ARM #865008         7.980%, 2018        8,602        8,602        8,753 (f)
         FHLMC LOANS #885005       9.500%, 2002        2,102        2,088        2,201 (f)
         FHLMC LOANS #885008      10.000%, 2003        3,315        3,336        3,484 (f)
         FHLMC 15 YR #885009       9.500%, 2003        4,948        4,917        5,180
         FHLMC ARM #606301         8.136%, 2020        7,411        7,411        7,657 (f)
         FHLMC ARM #606903         7.387%, 2022        2,485        2,508        2,516 (f)
         FHLMC 15 YR #E40290       8.500%, 2007        5,598        5,957        5,836 (f)
         FNMA 1991 48 G            7.800%, 2004        2,632        2,630        2,632
         FNMA 1991 50 G            7.750%, 2004          891          891          889 (f)
         FNMA 1991 132 CL E        8.000%, 2010        2,197        2,195        2,192
         FNMA 92 12 H              6.625%, 2019       13,780       13,780       13,773 (f)
         FNMA 1992-5 C             7.000%, 2016        5,116        5,087        5,125 (f)
         FNMA 92-21D VANILLA       6.650%, 2018        3,404        3,351        3,405 (f)
         FNMA 92-185A CMO PAC      5.600%, 2010        5,100        5,094        5,079 (f)
         FNMA 92 203 E CMO         6.250%, 2005       10,000        9,689       10,074 (f)
         FNMA 93-62 B CMO          6.500%, 2017        8,782        8,444        8,787 (f)
         FNMA 93-163 PB CMO        4.750%, 2008       13,549       13,494       13,480 (f)
         FNMA 94 34 PE CMO         5.750%, 2006        9,785        9,765        9,758 (f)
         FNMA 95 2 T CMO           8.500%, 2021       10,000        9,987       10,233 (f)
         FNMA 95-T2 A3 CMO         6.610%, 2018       10,000        9,994       10,050 (f)
         FNMA 15 YR #2469         11.000%, 2000           37           38           40 (f)
         FNMA 15 YR #13157        11.000%, 2000           50           51           53 (f)
         FNMA 15 YR #13548        11.000%, 2000           97           99          103 (f)
         FNMA 15 YR #13705        11.000%, 2000          106          108          113 (f)
         FNMA 15 YR #18275        11.000%, 2000           11           12           12 (f)
         FNMA 15 YR #18745        11.000%, 2000           19           19           20 (f)
         FNMA 15 YR #18986        11.000%, 2000           12           13           13 (f)
         FNMA 15 YR #19070        11.000%, 2000           11           11           11 (f)
         FNMA 15 YR #19261        11.000%, 2000           60           61           63 (f)
         FNMA 15 YR #22271        11.000%, 2000           49           50           53 (f)
         FNMA 15 YR #22405        11.000%, 2000          121          124          129 (f)
         FNMA 15 YR #22569        11.000%, 2000          152          155          161 (f)
         FNMA 15 YR #22674        11.000%, 2000           50           51           53 (f)
         FNMA 15 YR #25899        11.000%, 2001           33           34           35 (f)
         FNMA 30 YR #27880         9.000%, 2016          150          155          158 (f)
         FNMA 15 YR #34543         9.250%, 2001          524          523          555 (f)
         FNMA 30 YR #36225         9.000%, 2016          317          323          334 (f)
         FNMA 30 YR #040877        9.000%, 2017          197          202          208 (f)
         FNMA 15 YR #50682         7.000%, 2008       13,577       13,931       13,840 (f)
         FNMA 15 YR #50730         6.500%, 2008       19,465       19,670       19,587 (f)
         FNMA 15 6.0 #50973        6.000%, 2009       48,574       47,410       48,149 (f)
         FNMA 30 YR #51617        10.000%, 2017          371          373          408 (f)
         FNMA 30 YR #52185        10.000%, 2017           79           79           86 (f)
         FNMA 30 YR #52596        10.000%, 2017           19           19           21 (f)
         FNMA 15 YR #58405        11.000%, 2003           34           35           37 (f)
         FNMA 15 YR #64520        11.000%, 2001          109          111          116 (f)
         FNMA 15 YR #64523        11.000%, 2000          170          173          180 (f)
         FNMA 15 YR #66458        10.000%, 2004        5,245        5,298        5,533
         FNMA ARM #70007 MEGA      7.297%, 2017        2,899        2,899        2,987 (f)

                                                   Bal. held
                                                  at 12-31-95
                                                  Principal
                                                   Amount of       Cost       Value at
                                                     Bonds        (Notes      12-31-95
    Name of Issuer and Titles of Issue             and Notes     a and c)     (Note a)
    ----------------------------------            -----------   ----------   ----------
         FNMA ARM #70009 MEGA      7.479%, 2018        4,540        4,540        4,688 (f)
         FNMA ARM #70117           7.596%, 2017          973          973        1,005 (f)
         FNMA ARM #70202           7.857%, 2019        3,205        3,205        3,315 (f)
         FNMA 15 YR #70299        10.750%, 2001          465          477          493 (f)
         FNMA 15 YR 70694 MEG      9.500%, 2005        3,222        3,249        3,399
         FNMA #73227 MULT-FAM      6.700%, 2005        3,151        3,191        3,142 (f)
         FNMA ARM #79384           8.290%, 2019        1,147        1,147        1,189 (f)
         FNMA ARM #88879           8.849%, 2019        4,083        4,083        4,293 (f)
         FNMA ARM #89125           7.624%, 2019        8,912        9,117        8,967 (f)
         FNMA ARM #92069 FLEX      7.890%, 2018        4,463        4,463        4,617 (f)
         FNMA ARM #93787           7.819%, 2019        3,988        3,988        4,122 (f)
         FNMA ARM #97822           7.972%, 2020          843          843          874 (f)
         FNMA ARM #105989          8.292%, 2020        2,615        2,615        2,733 (f)
         FNMA 15YR #124848         8.000%, 2008       19,916       19,859       20,650 (f)
         FNMA 15 YR #125136        8.000%, 2007       14,695       15,607       15,237 (f)
         FNMA 15YR #190175         6.000%, 2008       16,989       16,748       16,840 (f)
         FNMA 15YR 190534          6.000%, 2008       24,733       24,347       24,516
         FNMA ARM #190726          7.870%, 2033       18,288       18,673       18,871 (f)
         FNMA 7YR 190778 BALN      6.000%, 2001       62,454       61,682       62,435 (f)
         FNMA ARM #249907          5.897%, 2024       24,540       24,916       25,469 (f)
         FNMA 10YR #303115         6.500%, 2004       21,357       20,069       21,691 (f)
         FNMA ARM #303259          7.699%, 2025       10,227       10,521       10,574 (f)
         FNMA 15YR #303445         5.500%, 2009       24,138       23,042       23,549 (f)
         FNMA 7YR #303448 BLN      6.500%, 2002       28,149       28,191       28,484 (f)
         GNMA ARM 1 YR #8157       6.500%, 2023        8,301        8,449        8,433 (f)
         GNMA ARM #8206            6.750%, 2017        1,777        1,777        1,802 (f)
         GNMA ARM #8240            7.250%, 2017        1,304        1,287        1,330 (f)
         GNMA ARM #8251            7.250%, 2017          105          105          107 (f)
         GNMA ARM #8274            6.750%, 2017        3,534        3,531        3,584 (f)
         GNMA ARM #8283            6.750%, 2017          454          453          461 (f)
         GNMA ARM #8293            6.750%, 2017          771          770          781 (f)
         GNMA ARM #8341            7.375%, 2018          196          195          200 (f)
         GNMA ARM #8353            7.375%, 2018        1,509        1,499        1,540 (f)
         GNMA ARM #8365            7.375%, 2018        2,789        2,788        2,846 (f)
         GNMA ARM #8377            7.250%, 2018        1,211        1,208        1,236 (f)
         GNMA ARM #8428            6.750%, 2018          515          515          523 (f)
         GNMA ARM #8440            6.750%, 2018        1,308        1,308        1,327 (f)
         GNMA ARM #8638            6.000%, 2025       98,798       99,683       99,785 (f)
         GNMA PL 2480              5.250%, 1997            6            6            6 (f)
         CSFBMSC95-FHA1 A1CMO      6.665%, 2025        9,976        9,976       10,038 (f)
         CMO TR14-A1 FLOATER       6.513%, 2009           77           77           77 (f)
         CMOT 14-A2 INV           12.370%, 2009           26           21           26 (f)
                                                  -----------   ----------   ----------
        Total United States Government Agencies    1,374,951    1,375,528    1,396,664
                                                  -----------   ----------   ----------
      Municipal Bonds

      Alabama
         AL CORRECTIONS INST       7.300%, 1999        1,500        1,498        1,557 (b)(f)
         AL CORRECTIONS INST       7.400%, 2000        1,500        1,498        1,558 (b)(f)

                                                   Bal. held
                                                  at 12-31-95
                                                  Principal
                                                   Amount of       Cost       Value at
                                                     Bonds        (Notes      12-31-95
    Name of Issuer and Titles of Issue             and Notes     a and c)     (Note a)
    ----------------------------------            -----------   ----------   ----------
      Alaska
         ANCHORAGE AK WTR RV       7.100%, 2000          785          783          805 (b)(f)

      California
         SOUTHERN CA PUB PWR       6.900%, 1999        1,000          992        1,040 (b)(f)
         SOUTHERN CA PUB PWR       7.000%, 2000        1,215        1,203        1,264 (b)(f)

      Florida
         FLORIDA MUNI POWER        7.200%, 2000        3,450        3,429        3,613 (b)(f)

      Georgia
         ATLANTA GA REC AUTH       8.000%, 1997        1,000          999        1,019 (b)(f)
         MUNI ELEC AUTH GA 86A     7.500%, 1999        1,000        1,000        1,020 (b)(f)
         MUNI ELEC AUTH GA 86A     7.600%, 2000        1,000        1,000        1,020 (b)(f)
         MUNI ELEC AUTH GA 86A     7.700%, 2001        1,330        1,325        1,357 (b)(f)
         MET ATLANTA GA RTA        8.000%, 1996        2,000        1,999        2,043 (b)(f)

      Illinois
         CHICAGO IL SAN DIST       9.250%, 2000        1,000        1,077        1,185 (b)(f)
         CHICAGO IL GAS SPY SRC    7.500%, 2015        4,500        4,500        4,997 (b)(f)
         CHICAGO IL BLDG REV       8.000%, 1997        3,000        2,996        3,132 (b)(f)
         CHICAGO IL BLDG COMM      8.000%, 1998        1,800        1,792        1,940 (b)(f)
         ROSEMOUNT IL GO BNDS      8.300%, 1997        1,520        1,519        1,551 (b)(f)
         ROSEMOUNT IL GO BNDS      8.400%, 1998        1,000          998        1,020 (b)(f)

      Indiana
         INDIANAPOLIS IN ARPT      8.100%, 1996          375          375          383 (b)(f)
         INDIANAPOLIS IN ARPT      8.300%, 1997        1,100        1,100        1,146 (b)(f)
         INDIANAPOLIS IN ARPT      8.500%, 1998          750          750          782 (b)(f)
         INDIANAPOLIS IN REV       7.600%, 1999        1,000          998        1,030 (b)(f)
         INDIANAPOLIS IN REV       7.700%, 2000        1,000          998        1,059 (b)(f)

      Louisiana
         LAFAYETTE LA PUB 1MP      7.300%, 1999          975          975        1,007 (b)(f)
         LOUISIANA GO BNDS 86A     7.375%, 2000        4,900        4,888        5,060 (b)(f)
         LOUISIANA CORREC FAC      7.300%, 1999          925          927          949 (b)(f)
         LOUISIANA CORREC FAC      7.400%, 2000          500          501          513 (b)(f)

      Minnesota
         WEST MN MUNI POWER       10.250%, 2015        3,120        3,385        3,657 (b)(f)

      New Jersey
         OCEAN COUNTY NJ UTIL      8.150%, 1997          400          400          418 (b)(f)
         OCEAN COUNTY NJ UTIL      8.250%, 1998          500          499          510 (b)(f)
         OCEAN COUNTY NJ UTIL      8.300%, 1999        4,000        3,993        4,081 (b)(f)

      New York
         NY MUNI ASSIST CORP       7.000%, 2000        2,100        2,068        2,175 (b)(f)
         NEW YORK CITY GO          9.750%, 1996        8,000        7,995        8,194 (b)(f)
         NEW YORK CITY NT GO       7.750%, 2000        1,700        1,700        1,744 (b)(f)
         NEW YORK PWR AUTH         9.500%, 2001          445          471          497 (b)(f)

                                                   Bal. held
                                                  at 12-31-95
                                                  Principal
                                                   Amount of       Cost       Value at
                                                     Bonds        (Notes      12-31-95
    Name of Issuer and Titles of Issue             and Notes     a and c)     (Note a)
    ----------------------------------            -----------   ----------   ----------
      North Carolina
         NC EAST MUNI POWER        7.500%, 2000        3,245        3,212        3,343 (b)(f)
         NC MUNI POWER             8.300%, 1996          900          900          900 (b)(f)
         NC MUNI POWER             8.400%, 1997        2,000        2,000        2,047 (b)(f)
         NC MUNI POWER             8.500%, 1998        2,000        2,000        2,041 (b)(f)

      Pennsylvania
         WY VALLEY PA SWR          5.125%, 2007          145          145          148 (b)(f)

      Tennessee
         KNOXVL TN GO SER 0        7.150%, 2000        3,490        3,483        3,590 (b)(f)
         NASHVL CTY TN SE 85B      7.800%, 1996          835          835          835 (b)(f)
         NASHVL CTY TN SE 85B      7.900%, 1997          710          710          724 (b)(f)
         NASHVL CTY TN SE 85B      8.000%, 1998        1,000        1,000        1,020 (b)(f)

      Texas
         AUSTIN TX UTILITY        10.750%, 2015        3,735        4,232        4,692 (b)(f)
         DALLAS TX CIVIC CENT     10.900%, 1996          850          850          850 (b)(f)
         DALLAS TX CIVIC CENT      8.100%, 1997          925          925          944 (b)(f)
         DALLAS TX CIVIC CENT      8.200%, 1998        1,025        1,024        1,047 (b)(f)
         HARRIS CNTY TX TOLL      10.375%, 2014        5,300        5,593        5,969 (b)(f)

      District of Columbia
         DIST OF COLUMBIA GO       7.600%, 1997        4,900        4,895        5,063 (b)(f)
         DIST OF COLUMBIA GO       7.600%, 1997        1,950        1,991        2,020 (b)(f)
         DIST OF COLUMBIA GO 86B   7.750%, 2000        1,000        1,002        1,037 (b)(f)

      Washington
         KENT SCH DIST 415 WA      7.100%, 1997        1,320        1,319        1,363 (b)(f)
         KENT SCH DIST 415 WA      7.200%, 1998        1,620        1,617        1,674 (b)(f)
         PIERCE CTY WA SE REV      8.000%, 1996        3,035        3,035        3,047 (b)(f)
                                                  -----------   ----------   ----------
      Total Municipal Bonds                          100,375      101,399      105,680
                                                  -----------   ----------   ----------
      Public Utility
         BAROID CORP               8.000%, 2003        5,000        4,985        5,325
         BELL ATLANTIC FINL        5.300%, 1998        5,000        4,698        4,957 (f)
         CHEVRON-HOWARD BELL       7.700%, 1997          220          219          220 (b)(d)
         COLUMBIA GAS SYS          6.390%, 2000       10,000       10,040       10,167 (f)
         DETROIT EDISON            6.280%, 2000        7,000        6,938        7,089 (f)
         GTE CORP                  8.850%, 1998        3,000        3,067        3,181 (f)
         HANNA  M A                9.000%, 1998        5,000        5,087        5,331
         INTL SPECIALTY PROD       9.000%, 1999       15,000       15,321       15,533
         JERSEY CENTRAL P&L        6.040%, 2000        5,000        5,001        5,015
         KANSAS CITY P&L           7.340%, 1999       10,000       10,000       10,456
         NORAM ENERGY CORP         7.500%, 2000        5,000        4,975        5,170 (f)
         OCCIDENTAL PETROLEUM      6.410%, 2000        5,000        4,949        5,090 (f)
         ORYX ENERGY               8.650%, 1999       15,000       15,000       15,544
         PDV AMERICA               7.250%, 1998        3,000        2,993        2,923 (f)
         PDV AMERICA               7.750%, 2000        7,000        7,018        6,796 (f)
         PACIFIC GAS TRANS         6.640%, 2000        5,000        5,000        5,136 (f)
         PENN POWER CO             9.000%, 1996        5,000        4,997        5,144

                                                   Bal. held
                                                  at 12-31-95
                                                  Principal
                                                   Amount of       Cost       Value at
                                                     Bonds        (Notes      12-31-95
    Name of Issuer and Titles of Issue             and Notes     a and c)     (Note a)
    ----------------------------------            -----------   ----------   ----------
         PRAXAIR INC               6.750%, 2003        5,000        4,720        5,130 (f)
         PUBLIC SERVICE E & G      7.100%, 1997        5,000        5,001        5,090 (f)
         SALTON SEA 144A CL A      6.690%, 2000        9,016        9,016        9,200 (d)(f)
         SHELL OIL CO              7.700%, 1996        9,600        9,613        9,617 (f)
         SW BELL CAPITAL CORP      7.900%, 1996        9,000        8,995        9,172
         TEXAS UTILITIES           6.370%, 2000       10,000       10,000       10,119 (f)
         TOSCO CORP                7.000%, 2000        5,000        4,993        5,121 (f)
         NOVACOR CHEMICALS         6.500%, 2000       10,000        9,964       10,177 (d)(f)
                                                  -----------   ----------   ----------
      Total Public Utility                           172,836      172,590      176,703
                                                  -----------   ----------   ----------
      Finance
         AT&T CAPITAL CORP         6.990%, 1996        7,000        6,991        7,073 (f)
         AT&T CAPITAL              6.200%, 2000        5,000        4,991        5,041 (f)
         ALCO CAPITAL RES          7.330%, 1998       10,000       10,000       10,321 (f)
         AMERICAN GEN FINANCE      7.850%, 1997        2,000        2,002        2,077 (f)
         AMERICAN GENERAL FIN      6.470%, 2000       10,000       10,087       10,230 (f)
         ARISTAR FINL              7.875%, 1999        3,000        2,996        3,182 (f)
         ARISTAR INC               6.300%, 2000       15,000       14,987       15,247 (f)
         BANK OF AMERICA           9.750%, 2000       10,000       10,450       11,505
         BENEFICIAL CORP           9.250%, 1996        5,000        5,057        5,123 (f)
         BENEFICIAL CORP           6.450%, 2000       10,000       10,057       10,212 (f)
         CIT GROUP HOLDINGS        4.750%, 1996       10,650       10,604       10,628 (f)
         CIT GROUP HOLDINGS        7.000%, 1997        5,000        4,973        5,120 (f)
         CENTRAL FIDELITY          4.785%, 1996        5,000        4,991        4,994 (f)
         COMDISCO INC              7.250%, 1998       10,000        9,982       10,304
         COMMERCIAL CREDIT         8.250%, 2001        9,000        8,897       10,024 (f)
         COUNTRYWIDE FUNDING       8.420%, 1999       19,700       19,675       21,145
         DART KRAFT FIN            7.750%, 1998        1,000        1,029        1,053 (f)
         JOHN DEERE CAPITAL        6.250%, 2000        2,500        2,504        2,548 (f)
         JOHN DEERE CAPITAL        6.280%, 2000        5,000        5,018        5,102 (f)
         FIDELITY ACCEPTANCE       6.670%, 1997       15,000       15,000       15,096 (b)(d)(f)
         FINOVA CAPL CORP          6.840%, 2000        3,000        3,003        3,106 (f)
         FIRST SEC BANK UTAH       6.880%, 1996       10,000        9,985       10,123 (f)
         FIRST USA DEP NT          6.375%, 2000        5,000        4,985        5,068 (f)
         FIRSTAR CORP              7.150%, 2000       12,000       12,000       12,483 (f)
         GE CAPITAL CORP           8.125%, 1999       12,000       12,268       12,838 (f)
         GREAT WESTERN FINL        6.375%, 2000        3,000        2,990        3,040 (f)
         GREENTREE FIN94-1 A1      5.600%, 2019        9,928        9,767        9,926 (f)
         GREENTREE FIN94-4 A1      6.550%, 2019       10,167       10,140       10,277 (f)
         GREENTREE FIN94-5 A1      6.600%, 1998       12,601       12,600       12,698 (f)
         GREENTREE FIN94-6 A1      6.350%, 2019        1,236        1,236        1,239 (f)
         GREENTREE FIN94-7 A1      6.700%, 2020        1,689        1,689        1,708 (f)
         GREENTREE FIN95-5 A1      5.950%, 2025       14,735       14,731       14,809 (f)
         HELLER FINANCIAL          8.000%, 1998       15,000       14,976       15,870
         HELLER FINANCIAL          6.500%, 2000        8,000        8,002        8,105 (f)
         HERTZ CORP                9.770%, 1996       10,000       10,000       10,028
         HERTZ CORP                9.750%, 1996        5,000        5,000        5,014
         HOUSEHOLD FINANCE         9.910%, 1996        5,000        5,000        5,000
         HOUSEHOLD FINANCE         6.375%, 2000        6,775        6,794        6,890 (f)
         HUNTINGTON NATL BANK      4.480%, 1996       12,000       11,746       11,938 (f)
         INTL LEASE FINANCE        7.950%, 1999       12,000       11,987       12,734 (f)

                                                   Bal. held
                                                  at 12-31-95
                                                  Principal
                                                   Amount of       Cost       Value at
                                                     Bonds        (Notes      12-31-95
    Name of Issuer and Titles of Issue             and Notes     a and c)     (Note a)
    ----------------------------------            -----------   ----------   ----------
         INTL LEASE FINANCE        6.375%, 1996        6,000        5,984        6,038 (f)
         KEYCORP SENIOR            7.430%, 2000        4,000        3,994        4,247 (f)
         MBNA                      7.540%, 2001       10,000        9,991       10,696
         MBNA CORP                 6.500%, 2000        5,000        4,998        5,104 (f)
         MARGARETTEN FIN'L         6.750%, 2000       15,250       15,419       15,666 (f)
         MELLON FINANCIAL          6.300%, 2000       10,000        9,953       10,211 (f)
         MERIDIAN BANCORP          6.625%, 2000        5,000        5,056        5,146 (f)
         NCB CAPITAL SER A         8.180%, 1997        8,000        8,000        8,215 (b)(d)
         NATIONSBANK TEXAS         6.750%, 2000       12,000       12,047       12,455 (f)
         NATIONSBANK CORP          7.500%, 1997        5,000        4,998        5,111 (f)
         NORWEST FINANCIAL         7.250%, 2000        4,500        4,492        4,745
         ORIX CREDIT ALLIANCE      8.040%, 1997       10,000       10,000       10,273 (b)(d)
         ORIX CREDIT ALLIANCE      7.560%, 1997        5,000        5,000        5,146 (b)(d)(f)
         PENSKE TRUCK LEASING      6.670%, 2000       13,000       13,008       13,307 (f)
         PENSKE TRUCK LEASING      7.750%, 1999        3,000        3,072        3,161 (f)
         PROVIDENT BANK            5.000%, 1996        7,000        6,949        6,998 (f)
         PROVIDENT BANK            6.125%, 2000        5,000        4,988        5,019
         PRU HOME 90-09 A1         9.500%, 1997          739          737          736
         SBMS VII 91-1 B1          9.700%, 2006        1,813        1,813        1,779 (f)
         SALOMON INC INDEX AM      7.070%, 2000       25,000       25,000       25,460 (f)
         SAXON 95-1 A2 ARM         7.080%, 2025        4,349        4,411        4,442 (f)
         SOCIETY NAT'L CLEV        6.875%, 1996        9,700        9,672        9,810 (f)
         TRANSAMERICA FINANCE      9.260%, 1998        5,000        4,994        5,354
         UCFC 95 BA-2 ASSET B      6.600%, 2009       10,000       10,040       10,113 (f)
         UCFC 95 CA2 ASSET BK      6.575%, 2011       10,000       10,029       10,116 (f)
         USL CAPITAL               9.400%, 1996       15,000       15,000       15,016
         WACHOVIA BANK NTS         6.600%, 1997       15,000       14,948       15,283 (f)
         WELLSFORD RESID PROP      7.250%, 2000        5,000        4,971        5,471 (f)
         XEROX CREDIT              6.840%, 2000        5,000        5,021        5,116 (f)
                                                  -----------   ----------   ----------
      Total Finance                                  563,332      563,775      579,153
                                                  -----------   ----------   ----------
      Industrial
         ADT OPERATIONS INC        8.250%, 2000        5,000        5,064        5,300 (f)
         AMERICAN STANDARD        10.875%, 1999        1,000        1,085        1,103 (f)
         APPLIED MATERIALS         6.650%, 2000        5,000        5,000        5,151 (f)
         BAUSCH & LOMB             6.800%, 1996        3,500        3,492        3,542 (f)
         BELL & HOWELL CO          9.250%, 2000        2,000        2,024        2,055 (f)
         BROWN GROUP               8.600%, 1999        5,000        5,000        4,971
         BURLINGTON NORTHERN       6.375%, 2005        5,000        4,997        5,038
         CSX                       9.230%, 1998       13,500       13,500       14,438
         CATERPILLAR FINANCE       6.960%, 1998        5,000        4,937        5,150 (f)
         CATERPILLAR FINANCE       4.640%, 1996        5,000        4,951        4,970 (f)
         CENTEX CORP               9.050%, 1996       10,000       10,000       10,116
         CHAMPION INTL             9.800%, 1998       10,000        9,995       10,777
         CHRYSLER FINANCE          7.700%, 1998       10,000        9,905       10,474 (f)
         CHRYSLER FINANCE          7.590%, 2000        5,000        5,001        5,282 (f)
         CINCINNATI MILACRON       7.875%, 2000        5,000        5,109        5,201 (d)(f)
         COCA-COLA CO              7.750%, 1996        3,700        3,707        3,709 (f)
         COLUMBIA/HCA HLTHCRE      6.410%, 2000       10,000       10,027       10,200 (f)
         CONT'L CABLEVISION        8.300%, 2006        4,000        3,987        4,025
         COOPER INDUSTRIES         7.750%, 1996       10,000       10,071       10,180 (f)

                                                   Bal. held
                                                  at 12-31-95
                                                  Principal
                                                   Amount of       Cost       Value at
                                                     Bonds        (Notes      12-31-95
    Name of Issuer and Titles of Issue             and Notes     a and c)     (Note a)
    ----------------------------------            -----------   ----------   ----------
         COX COMMUNICATION         6.375%, 2000       25,000       24,885       25,379 (f)
         DARLING DELAWARE         11.000%, 2000        3,308        3,329        3,316 (f)
         DELTA AIRLINES            9.875%, 1998        8,100        8,100        8,686
         DURR FILLAUER             7.000%, 2006       20,000       20,068       19,550 (f)
         ENTERPRISE RENT-A-CAR     8.750%, 1999        5,000        4,998        5,449 (b)(d)
         ENTERPRISE RENT-A-CAR     7.875%, 1998        5,000        4,999        5,183 (b)(d)(f)
         FORD MOTOR CREDIT         6.375%, 2000       10,000       10,125       10,173
         FOUNDATION HLTH CORP      7.750%, 2003        4,500        4,485        4,756 (f)
         GATC                      6.320%, 2000       10,000        9,981       10,107 (f)
         GMAC                      7.650%, 1997       10,000        9,992       10,229 (f)
         GMAC                      7.750%, 1999       20,000       19,875       21,093 (f)
         ITT CORP                  6.250%, 2000        5,000        4,983        5,041 (f)
         ILLINOIS CENTRAL          6.270%, 1998        5,000        5,004        5,062 (f)
         INTEGON CORP              9.500%, 2001        2,000        1,977        2,193
         KAUFMAN & BROAD HOME     10.375%, 1999        1,000          996        1,019
         LA QUINTA MOTOR           9.250%, 2003        2,000        2,114        2,127 (f)
         LOCKHEED CORP             4.875%, 1996       10,000        9,978        9,993 (f)
         LONE STAR INDUSTRIES     10.000%, 2003          657          635          659 (b)(f)
         MGM GRAND HOTEL FIN      11.750%, 1999        2,000        2,127        2,130 (f)
         MARK IV IND INC           8.750%, 2003        2,000        1,817        2,095
         MATTEL INC                6.875%, 1997       15,000       14,962       15,270 (f)
         NEWS AMER HLDGS           7.500%, 2000       10,000        9,956       10,467 (f)
         PACCAR FIN SER 3          7.940%, 1997        8,250        8,240        8,474 (f)
         PARAMOUNT COMMUN          5.875%, 2000        5,350        5,190        5,239 (f)
         QUAKER OATS               6.940%, 2003        1,500        1,504        1,579 (f)
         QUAKER OATS               6.470%, 2000       10,000       10,047       10,248 (f)
         REYNOLDS METALS           9.750%, 1996       10,000        9,995       10,359
         ROSEBUD HOLDINGS INC     10.000%, 1997           40           38           36 (b)(f)
         RYDER SYSTEM              5.530%, 1997        7,500        7,305        7,494 (f)
         RYDER SYSTEM              7.910%, 2000        5,000        5,042        5,367 (f)
         RYDER SYSTEMS INC         7.330%, 2000        5,000        5,105        5,298 (f)
         SEALY CORP                9.500%, 2003        4,275        4,315        4,350
         SEARS                     7.620%, 1997        5,000        4,979        5,180 (f)
         SEARS                     7.420%, 1998       10,000       10,010       10,364 (f)
         SEARS ROEBUK ACC          6.500%, 2000        5,000        5,022        5,102 (f)
         SERVICE CO INTL           6.375%, 2000       10,500       10,492       10,720 (f)
         SERVICE MERCHANDISE       8.375%, 2001        1,000          854          960
         SHOWBOAT INC              9.250%, 2008        1,000          834        1,008
         SUNAMERICA                9.000%, 1999       20,000       20,000       21,660
         SUPERVALU INC             6.500%, 2000        5,000        4,995        5,118 (f)
         SUPERVALU INC             7.250%, 1999        8,000        7,945        8,357 (f)
         TENET HEALTHCARE CO       8.625%, 2003        7,000        6,977        7,359 (f)
         TYSON FOODS               6.410%, 2000       10,000       10,010       10,237 (f)
         UNITED AIR 1991A-1        9.200%, 2008        4,741        4,377        5,320
         US WEST CAP FDG INC       8.000%, 1996       16,785       16,951       17,085 (f)
         U.S. WEST CAP FUNDIN      6.200%, 2000        5,000        4,991        5,031 (f)
         VIACOM INC                6.750%, 2003        5,000        4,995        5,047
         WMX TECHNOLOGIES          6.250%, 2000        3,500        3,504        3,562 (f)
         WAXMAN IND LIBOR          9.455%, 1998        7,500        7,439        6,750 (d)(f)
         WHITMAN CORP              6.250%, 2000        5,000        4,930        5,084 (f)
         WHITMAN CORP              8.110%, 1997       12,500       12,497       12,811 (f)
         BROWNING FERRIS CVT       6.750%, 2005        7,345        6,282        7,382 (f)

                                                   Bal. held
                                                  at 12-31-95
                                                  Principal
                                                   Amount of       Cost       Value at
                                                     Bonds        (Notes      12-31-95
    Name of Issuer and Titles of Issue             and Notes     a and c)     (Note a)
    ----------------------------------            -----------   ----------   ----------
         FIBERGLASS CAD INC        9.800%, 1998        5,000        5,109        5,426 (d)
         REPAP NEW BRUNSWICK       9.875%, 2000        7,000        7,164        7,052 (f)
         STENA AB                 10.500%, 2005        3,000        3,000        3,045
         TARKETT 9.00              9.000%, 2002        1,000        1,022        1,074 (d)(f)
         TELEWEST PLC              9.625%, 2006        2,000        2,000        2,045
                                                  -----------   ----------   ----------
      Total Industrial                               518,051      516,398      532,882
                                                  -----------   ----------   ----------
      Total Other Bonds and Notes                  2,729,545    2,729,690    2,791,082
                                                  -----------   ----------   ----------
      Total Bonds and Notes                        2,729,960    2,730,105    2,791,509
                                                  -----------   ----------   ----------

                                                   Bal. Held
                                                  at 12-31-95      Cost       Value at
                                                   Number of      (Notes      12-31-95
                                                    Shares       a and c)     (Note a)
                                                  -----------   ----------   ----------
      Preferred Stock

      Public Utility
         ALLTEL 7.75 $100 PAR      7.75P%, 2005       27,046        2,729        2,732 (d)
         AMERICAN WTRWRKS $25      8.500%, 2000      800,000       20,000       22,072 (b)(d)
         APPALACHIAN PWR $100      6.85 %, 2004       30,000        3,005        3,216
         APPALACHIAN PWR $100      5.90 %, 2008       10,000          996        1,013 (f)
         APPALACHIAN PWR $100      5.92 %, 2008       11,000        1,088        1,089
         ARIZONA PUB SER V         7.875%, 2007        7,500          789          806 (f)
         ARIZONA PUB SVC $100     10.00 %, 2001       50,000        5,000        5,578
         ARKANSAS P & L $25        9.920%, 2002      181,079        4,739        4,708
         ATLANTIC CITY EL 100      7.80 %, 2006       90,000        8,987       10,036
         ATLANTIC CITY EL 100      8.20 %, 2000       82,500        8,241        8,823
         ATLANTIC CITY ELEC        8.53 %, 1998       20,320        2,031        2,059
         BALTIMORE G&E $100        8.625%, 2000       97,500        9,750       10,539
         BALTIMORE G&E $100        8.25 %, 1999       39,956        3,995        4,221
         BELL ATLANTIC NZ$100      5.80 %, 2004      100,000       10,000       10,000
         BOSTON EDISON $100        8.00 %, 2001       90,000        9,000        9,517
         CBI INDUSTRIES 100        7.48 %, 2000       50,000        5,000        5,075
         CENTRAL ILL LT $100       5.85 %, 2008       50,000        5,000        4,994
         CINCINNATI G&E $100       7.875%, 2004      200,000       20,000       22,000
         COMMWLTH ED $100 PVT      8.200%, 2002       73,580        7,171        7,529 (d)
         COMMONWEALTH EDISON       8.85S%, 2003       78,000        7,968        7,956 (b)(d)
         CONN LT & PWR $50         5.30 %, 2003      115,300        5,668        5,390
         CON EDISON $100 SR J      6.125%, 2002      150,000       15,048       15,300
         CON EDISON 7.2 SER I      7.20 %, 2007       32,550        3,289        3,446
         DUKE POWER $100 SR V      6.40 %, 2002       30,000        3,000        3,195
         DUKE POWER $100 SR U      6.30 %, 2001       30,000        3,000        3,195
         DUKE POWER $100 SR T      6.20 %, 2000       30,000        3,000        3,195
         DUKE POWER 1992D $25      6.20 %, 2001      200,000        5,006        5,150
         DUKE POWER 1992C $25      6.10 %, 2000      250,000        6,276        6,437
         EASTERN EDISON $100       6.625%, 2008      210,000       20,923       21,630
         FLORIDA POWER $100        7.08 %, 2010       22,099        2,191        2,254
         GREEN MTN PWR CL-D/3      8.625%, 2000       70,000        7,000        7,269 (b)(d)

                                                   Bal. Held
                                                  at 12-31-95      Cost       Value at
                                                   Number of      (Notes      12-31-95
    Name of Issuer and Titles of Issue              Shares       a and c)     (Note a)
    ----------------------------------            -----------   ----------   ----------
         HAWAII ELEC $100          8.500%, 2005       20,000        1,993        2,120 (b)(d)
         MAUI ELEC $100            8.50 %, 2005       25,000        2,492        2,650 (b)(d)
         HOUSTON LT PWR $100       9.375%, 1999       93,000        9,326        9,599 (b)(d)
         INDIANA MICH POWER        6.30 %, 2009       52,250        5,222        5,303
         IND MICH POWER $100       6.25 %, 2009       20,000        2,008        2,023 (f)
         INDIANA MICHIGAN PWR      5.90 %, 2009       32,500        3,102        3,116
         JERSEY CENTRAL P&L        8.650%, 2005       75,000        7,500        8,288
         JERSEY CENTRAL P & L      8.480%, 2000       85,000        8,524        9,078
         LONG ISL LGT SER AA       7.95 %, 2000      273,600        6,913        6,669
         LOUISIANA P&L $100        7.00 %, 1999       80,000        8,008        8,260
         LOUISIANA P & L $100      8.000%, 2001       70,000        7,000        7,630
         MAINE YANKEE $100         7.48 %, 2001       40,730        3,951        4,185
         MIDAMERICAN ENERGY        7.80 %, 2006       73,300        7,599        7,825
         MN P & L  144A $100       7.125%, 2002       50,000        4,970        4,992 (b)(d)
         MN P&L 144A  6.70         6.70 %, 2002      100,000       10,000       10,200 (b)(d)
         MISS P&L $100             9.76 %, 1997       26,347        2,633        2,749
         NIPSCO IND     $100       8.750%, 1996      250,000       25,012       25,012 (b)(d)
         NJ NATL GAS 100 144A      7.72P%, 2001      200,000       20,000       22,150 (d)
         NIAGARA MOHAWK $25        9.75 %, 1996       13,072          328          327 (b)(d)
         NO IND PUB SERV $100      8.85 %, 2003       42,000        4,230        4,293 (b)(d)
         NORTHWEST NAT GA 100      6.95 %, 2002      150,000       15,000       16,313
         OHIO POWER CO $100        5.90 %, 2009       36,000        3,523        3,587
         OHI PWR CO $100           6.02 %, 2008       10,000          989        1,006
         OHIO PWR CO $100          6.35 %, 2008        5,000          509          513
         ORANGE ROCKLAND$100       8.125%, 1997       13,098        1,315        1,323 (b)(d)
         OTTER TAIL PWR $100       6.35 %, 2007      180,000       18,000       18,900
         PECO ENERGY               6.12 %, 2003       90,300        8,932        9,278
         PACIFIC GAS & ELEC        6.30 %, 2009       24,000          612          583 (f)
         PACIFIC GAS & ELEC        6.57P%, 2007      567,500       14,151       14,471
         PACIFICORP $100 PAR       7.70 %, 2001      150,000       15,000       16,800
         PENN P&L PFD $100         6.15 %, 2003       25,000        2,349        2,550
         PENN P&L $100 PAR         6.125%, 2008       60,000        5,952        6,111
         PENN PWR & LT $100        6.33 %, 2008       93,000        9,111        9,600
         POTOMAC ELEC PWR $50      6.80 %, 2007      160,800        7,936        8,574
         POTOMAC ELECTRIC          7.78P%, 2006      160,000        8,008        9,300
         PUB SERV COLO $100        7.50 %, 2009      173,368       16,708       17,684 (b)(d)
         PUGET SOUND P&L $100      8.00 %, 2004        4,932          493          506
         ROCHESTER G&E $100        6.60 %, 2009       20,000        1,899        2,058
         ROCHESTER G & E $100      7.65P%, 1999       20,000        2,000        2,160
         ROCHESTER G & E $100      7.55P%, 1998       67,000        6,707        7,178
         ROCHESTER G & E $100      7.45P%, 1997       52,500        5,250        5,571
         SAN DIEGO G&E $25         1.762%, 2008       59,500        1,600        1,607 (f)
         SIERRA PAC PWR SER G      8.240%, 1998       81,910        4,095        4,227
         SO CA EDISON $100         6.05 %, 2008       20,000        2,003        1,974 (f)
         SO CA EDISON $100         6.45 %, 2002      197,250       19,903       20,218
         SO INDIANA G&E 100        6.50 %, 2002       75,000        7,500        7,296 (b)(d)
         TENNECO SRS B $100        7.400%, 1998       56,904        5,596        5,719
         TEXAS UTILITY $100        9.64 %, 1998       72,212        7,253        7,474 (b)(d)
         TEXAS UTILITIES           6.375%, 2008       54,000        5,439        5,427
         TEXAS UTIL $100 PAR       6.98 %, 2008       50,000        5,000        5,294
         UNITED TELECOM $100       7.75 %, 2008       37,472        3,592        3,818 (b)(d)
         VIRGINIA ELEC & PWR       5.58 %, 2000       10,000        1,019        1,021 (f)
         VIRGINIA ELEC & PWR       6.35P%, 2000      178,700       17,850       18,562
         WASHINGTON WATER          8.625%, 2000       80,000        8,012        8,420

                                                   Bal. Held
                                                  at 12-31-95      Cost       Value at
                                                   Number of      (Notes      12-31-95
    Name of Issuer and Titles of Issue              Shares       a and c)     (Note a)
    ----------------------------------            -----------   ----------   ----------
         WASHINGTON WTR POWER      6.95P%, 2007       57,500        5,767        5,980
         WESTERN RESOURCES         7.580%, 2007       23,000        2,408        2,426
                                                  -----------   ----------   ----------
      Total Public Utility                         7,966,175      592,182      620,422
                                                  -----------   ----------   ----------

      Finance
         HOUSEHLD FIN $100 92A     7.25 %, 1997       90,500        9,244        9,423


      Industrial
         BOWATER $50 VAR RATE      VAR P%, 1998      251,800       12,202       12,338 (f)
         WHIRLPOOL FIN $100 B      6.55 %, 2008      180,000       18,151       18,765 (d)
         XEROX CORP $50 PAR        7.375%, 1998       72,702        3,602        3,853
                                                  -----------   ----------   ----------
      Total Industrial                               504,502       33,955       34,956
                                                  -----------   ----------   ----------
      Total Preferred Stock                        8,561,177      635,381      664,801
                                                  -----------   ----------   ----------

      Other

      Industrial
         MRS FIELDS                               20,176,717          605          605 (f)
         WAXMAN IND WARRANTS                         150,000          150            7 (f)
                                                  -----------   ----------   ----------
      Total Industrial                            20,326,717          755          612
                                                  -----------   ----------   ----------
      Total Other                                 20,326,717          755          612
                                                  -----------   ----------   ----------
    Total Investments in Securities
      of Unaffiliated Issuers                                   3,366,241    3,456,922
    Total Reserve for Possible Losses
      on Corporate Issues                                             110
                                                                ----------   ----------
                                                               $3,366,131   $3,456,922
                                                                ==========   ==========
    NOTES:

    (a)  See notes 1 and 3 to financial statements regarding determination of cost and fair values.
    (b)  Securities valued by IDS Certificate Company at fair value in the absence of market quotations.
    (c)  The aggregate cost of investments in securities of unaffiliated issuers for federal income tax purposes was $3,362,597.
    (d)  Securities acquired in private negotiation which may require registration under federal securities laws if they were to be publicly sold.  Also see note 3B to financial statements.
    (e)  Non-income producing securities.
    (f)  Securities classified as available for sale and carried at fair value in the balance sheet.  Also see notes 1 and 3A to financial statements.

    IDS CERTIFICATE COMPANY                                                 SCHEDULE II
    Investments in and Advances to Affiliates and Income Thereon
    December 31, 1995, 1994 and 1993
    ($ in thousands)



    -----------------------------------------------------------------------------------
                                           Balance December 31, 1995          Interest
                                       ---------------------------------      Dividends
                                         Principal              Carrying      Credited
                                         Amount or     Cost       Value       to Income
    Name of Issuer and Title of Issue  No. of Shares  (a)&(c)      (b)          (d)
    -----------------------------------------------------------------------------------
    Wholly Owned Subsidiary (b):
    Real Estate Investment Company:
      Investors Syndicate Development
        Corporation:
          Capital Stock................        100    $2,998    $  5,193    $         0
                                             =====     -----     -------     ----------

    Other Controlled Company:

    Real Estate Development Company:
      Mankato Ventures, First Mortgage
        Loan...........................     $  462       462         462             55
                                             =====     -----     -------     ----------

    Other Affiliates (as defined
      in Sec. 2(a)(3) of the
      Investment Company Act
      of 1940).........................          0         0           0              0
                                             =====     -----     -------     ----------

        Total affiliates...............               $3,460    $  5,655    $        55
                                                       =====     =======     ==========

    IDS CERTIFICATE COMPANY                                                 SCHEDULE II
    Investments in and Advances to Affiliates and Income Thereon
    December 31, 1995, 1994 and 1993
    ($ in thousands)



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
                                                       =====     =======     ==========

    IDS CERTIFICATE COMPANY                                                 SCHEDULE II
    Investments in and Advances to Affiliates and Income Thereon
    December 31, 1995, 1994 and 1993
    ($ in thousands)



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
                                                       =====     =======     ==========

    IDS CERTIFICATE COMPANY                                                 SCHEDULE II
    Investments in and Advances to Affiliates and Income Thereon
    December 31, 1995, 1994 and 1993
    ($ in thousands)
    ------------------------------------------------------------


    NOTES:

      (a) The aggregate cost for federal income tax purposes at December 31, 1995, 1994 and 1993 was $5,526, $5,309 and $4,677 respectively, subject to possible adjustment in certain circumstances under consolidated income tax return regulations.

      (b) Investments in stocks of wholly owned subsidiaries are carried at cost adjusted for equity in undistributed net income since organization or acquisition of the subsidiaries.

      (c)   Changes in investment in affiliate during the three years ended
            December 31, 1995 are summarized below:

                                  Cost at   Additions (Deductions)  Cost at
            Name of Issuer and    Dec. 31,                          Dec. 31,
            Title of Issue          1992     1993     1994    1995    1995
            -------------------   --------   ----     ----    ----  --------
            Mankato Ventures,
              First Mortgage
                Loan                  779     (95)    (104)   (118)     462

      (d) There were no dividends or interest earned which were not credited to income.

    IDS CERTIFICATE COMPANY                                                                                            SCHEDULE III
    Mortgage Loans on Real Estate and Interest Earned on Mortgages
    Year Ended December 31, 1995
    ($ in thousands)



                                                         Part 1 -   Mortgage loans on real estate at end of period
                                                      ------------- ----------------------------------------------
                                                                                                             Amount of principal
                                                                                                            unpaid at end of period
                                                                                                            -----------------------
                                                                                         Carrying             Subject      Amount
                                                                                        amount of                to           of
                                                                          Number Prior  mortgages            delinquent   mortgages
                                                                            of   liens  (c),(g),(h)           interest      being
    Description (a)                                                       loans   (b)     and (i)     Total     (d)       forclosed
    ---------------                                                      ------  ----- ----------   ------ ----------- ------------
    First mortgages:
    Insured by Federal Housing Administration - liens on:
    Residential - under $100                                                  0                 0         0           0           0
    Apartment and business - under $100                                       0                 0         0           0           0
                                                                          -----            ------    ------   --------- -----------
    Total                                                                     0                 0         0           0           0
                                                                          -----            ------    ------   --------- -----------
    Partially guaranteed under Servicemen's
    Readjustment Act of 1944, as amended - liens on:
    Residential - under $100                                                  0                 0         0           0           0
    Apartment and business - under $100                                       0                 0         0           0           0
                                                                          -----            ------    ------   --------- -----------
    Total                                                                     0                 0         0           0           0
                                                                          -----            ------    ------   --------- -----------
    Other - liens on:
    Residential                                                               0                 0         0           0           0
    Apartment and business:                                               -----            ------    ------   --------- -----------
    Under $100                                                                0                 0         0           0           0
    $100 to $150                                                              2               218       579           0           0
    $150 to $200                                                              0                 0         0           0           0
    $200 to $250                                                              1               238       238           0           0
    $250 to $300                                                              2               552       552           0           0
    $300 to $350                                                              1               333       333           0           0
    $350 to $400                                                              3             1,157     1,157           0           0
    $400 to $450                                                              2               867       867           0           0
    $450 to $500                                                              0                 0         0           0           0
    Over $500
    Loan No.         Mortgagor                      Property Location
    --------         ---------                      -----------------
    20-00001    NSP, LTD                            Bloomington, MN           1               676       676           0           0
    21-46978    Kraus Anderson                      Burnsville, MN            1               283       533           0           0
    21-47004    Retired Teachers Housing Authority  Yukon, OK                 1               677       677           0           0
    21-47084    Ryan Construction Co.               Eden Prairie, MN          1             1,821     1,821           0           0

                                                                         Part 1 -   Mortgage loans on real estate at end of period
                                                                      ------------- ----------------------------------------------
                                                                                                              Amount of principal
                                                                                                           unpaid at end of period
                                                                                                         -------------------------
                                                                                         Carrying             Subject      Amount
    Description (a)                                                                     amount of                to           of
    ---------------                                                       Number Prior  mortgages            delinquent   mortgages
    Over $500                                                               of   liens  (c),(g),(h)           interest      being
    Loan No.         Mortgagor                      Property Location     loans   (b)     and (i)     Total     (d)       forclosed
    --------         ---------                      -----------------     ------  ----- ----------   ------ ----------- -----------
    21-47106    1225 No. County Road 18 LTD         Plymouth, MN              1             1,625     1,625           0           0
    21-47110    Lloyd Engelsma                      Brooklyn Park, MN         1             2,582     2,582           0           0
    21-47116    McCaughey Dev. Association          Madison, WI               1             1,230     1,230           0           0
    21-47128    Century Income Properties Fund      Brookfield,WI             1             1,973     1,973           0           0
    21-47129    Retired Teachers Housing            Yukon, OK                 1               502       502           0           0
    21-47139    Treasurer's Island Inc.             Eagan, MN                 1             1,564     1,564           0           0
    21-47140    Harbour Run LTD                     MentorOnTheLake,OH        1             4,173     4,173           0           0
    21-47141    John E. Smith                       Lafayette, IN             1             4,146     4,146           0           0
    21-47142    34th Street Properties Partnership  Gainsville, FL            1            10,221    10,221           0           0
    21-47144    Turnquist, Inc.                     Brooklyn Park, MN         1             4,468     4,468           0           0
    21-47147    Columbus Real Estate Co.            Hilliard, OH              1             7,838     7,838           0           0
    21-47148    Turner Development Corporation      Orlando, FL               1             4,830     4,830           0           0
    21-47150    Bircain Apartment Company LP        Gladstone, MO             1             2,473     2,473           0           0
    21-47151    Pinecrest I                         Spokeane, WA              1             1,089     1,089           0           0
    21-47152    Richard D. Fownes Trustee           Boston, MA                1             3,749     3,749           0           0
    21-47153    Fox Run of Omaha, Inc.              Omaha, NE                 1             2,573     2,573           0           0
    21-47154    Kenneth Grandberg Trustee           Randolph, MA              1             3,157     3,157           0           0
    21-47155    VLM Partnership                     Overland Park, KS         1             2,852     2,852           0           0
    21-47156    LT Limited Partnership              Lafayette, IN             1             4,292     4,292           0           0
    21-47157    John A. Belanich                    Tampa, FL                 1             3,643     3,643           0           0
    21-47158    Grande Associates                   South River, NJ           1             4,231     4,231           0           0
    21-47159    Grande Associates                   Marlton, NJ               1             3,818     3,818           0           0
    21-47160    James Esshaki DBA                   Taylor MI                 1             6,132     6,132           0           0
    21-47162    York Creek #3 LTD DBA               Taylor MI                 1             3,994     3,994           0           0
    21-47163    Bayrock Investment Company          Sarasota, FL              1             6,557     6,557           0           0
    21-47164    K & M Hamilton Development Co.      Halmilton, OH             1             5,804     5,804           0           0
    21-47165    Bowling Freen Partnership           Sussex, WI                1             2,663     2,663           0           0
    21-47166    Colonial Estates Associates         Warrington, PA            1             6,270     6,270           0           0
    21-47167    Wilder Corp of Delaware             Ruskin, FL                1             5,779     5,779           0           0

                                                                          Part 1 -   Mortgage loans on real estate at end of period
                                                                      ------------- ----------------------------------------------
                                                                                                              Amount of principal
                                                                                                            unpaid at end of period
                                                                                                           ------------------------
                                                                                         Carrying             Subject      Amount
    Description (a)                                                                     amount of                to           of
    ---------------                                                       Number Prior  mortgages            delinquent   mortgages
    Over $500                                                               of   liens  (c),(g),(h)           interest      being
    Loan No.         Mortgagor                      Property Location     loans   (b)     and (i)     Total     (d)       forclosed
    --------         ---------                      -----------------     ------  ----- ----------   ------ ----------- -----------
    21-47168     Wilder Corp of Delaware            Riverview, FL             1             3,190     3,190           0           0
    21-47169     Franklin & Bonnie Kottshade        Rochester, MN             1             4,353     4,353           0           0
    21-47170     Franklin & Bonnie Kottshade        Rochester, MN             1             1,158     1,158           0           0
    21-47172     Dial Reit Inc.                     Fremont, NE               1             2,947     2,947           0           0
    21-47173     Cinram Associates                  Fairfield, NJ             1             3,887     3,887           0           0
    21-47174     Grande Associates                  Deptford Twnsp, NJ        1             8,260     8,260           0           0
    21-47177     Griffin Real Estate Fund II LP     Urbandale, IA             1             2,869     2,869           0           0
    21-47178     Griffin Real Estate Fund II LP     Urbandale, IA             1             2,485     2,485           0           0
    21-47179     Morrestown Office Center           Morrestown, NJ            1             2,728     2,728           0           0
    21-47181     Westlake #1 Limited Partnership    Charlotte, NC             1             2,391     2,391           0           0
    21-47183     Cowne Point Ltd Partnership        Holland, MI               1             3,914     3,914           0           0
    21-47184     Mcnab Commerce Center Association  Pompano Beach, FL         1             2,210     2,210           0           0
    21-47186     Mack Edison Company                Edison, NJ                1             6,907     6,907           0           0
    21-47187     Industrial Development Association Mebane, NC                1             2,662     2,662           0           0
    21-47190     Dial Reit Inc.                     Davenport, IA             1             4,170     4,170           0           0
    21-47191     SSC Associates Ltd Ptnshp          St. Claire Shores, MI     1             6,286     6,286           0           0
    21-47192     Tree Trail Village Association     Norcross, GA              1             6,681     6,681           0           0
    21-47193     ECPG (Peoria) Association          Glendale, AZ              1             6,565     6,565           0           0
    21-47194     Briar Development Company          Tacoma, WA                1             4,302     4,302           0           0
    21-47195     Tipotex Inc.                       Pharr, TX                 1             1,905     1,905           0           0
    21-47196     Wilder Corporation                 Pharr, TX                 1             4,262     4,262           0           0
    21-47197     Wilder Corporation                 Alamo, TX                 1               976       976           0           0
    21-47198     Investors Real Estate Trust        Grand Forks, ND           1             4,209     4,209           0           0
    21-47199     Warren and Kelso Company           Cheltenham Twsp, PA       1             2,901     2,901           0           0
    21-47201     Oakland Park Festival Ctr          Oakland Park, FL          1             4,405     4,405           0           0
    21-47202     Lakewood West Ltd Partnership      Lakewood, CO              1             4,290     4,290           0           0
    21-47203     Desert Shadow                      Tucson, AZ                1             8,942     8,942           0           0
    0-2013291    Ryan Equities                      Pantago, TX               1               790       790           0           0
    0-3027654    DFB Associates                     Costa Mesa, CA            1             1,137     1,137           0           0
    0-3031967    Special Partnership                St. Anthony, MN           1               562       562           0           0
                                                                          -----           -------   -------   ---------  ----------
                                                                             74           233,394   234,005           0           0
                                                                          -----           -------   -------   --------- -----------

    Total Other                                                              74           233,394   234,005           0           0
                                                                          -----           -------   -------   --------- -----------

    Total First Mortgage Loans on Real Estate                                74           233,394   234,005           0           0
                                                                          =====           =======   =======   ========= ===========

                                                                                  Part 2 -
                                                                        Interest earned on mortgages
                                                                        ----------------------------
                                                                                         Average
                                                                                        gross rate
                                                                         Interest      of interest
                                                                          due and      on mortgages
                                                                          accrued      held at end
                                                                         at end of      of period
    Description (a)                                                      period (e)        (f)
    ---------------                                                     ------------  --------------
    First mortgages:
    Insured by Federal Housing Administration - liens on:
    Residential - under $100                                                                  0.000%
    Apartment and business - under $100                                                       0.000%
                                                                                        ------------
    Total                                                                                     0.000%
                                                                                        ------------
    Partially guaranteed under Servicemen's
    Readjustment Act of 1944, as amended - liens on:
    Residential - under $100                                                                  0.000%
    Apartment and business - under $100                                                       0.000%
                                                                                        ------------
    Total                                                                                     0.000%
                                                                                        ------------
    Other - liens on:
    Residential                                                                                   0
    Apartment and business:                                                             ------------
    Under $100                                                                                0.000%
    $100 to $150                                                                              9.477%
    $150 to $200                                                                              0.000%
    $200 to $250                                                                              8.750%
    $250 to $300                                                                             10.191%
    $300 to $350                                                                              9.900%
    $350 to $400                                                                              8.625%
    $400 to $450                                                                              9.372%
    $450 to $500                                                                              0.000%
    Over $500
    Loan No.         Mortgagor                      Property Location
    --------         ---------                      -----------------
    20-00001    NSP, LTD                            Bloomington, MN                           8.750%
    21-46978    Kraus Anderson                      Burnsville, MN                            9.250%
    21-47004    Retired Teachers Housing Authority  Yukon, OK                                 8.875%
    21-47084    Ryan Construction Co.               Eden Prairie, MN                          8.500%

                                                                                  Part 2 -
                                                                        Interest earned on mortgages
                                                                        ----------------------------

                                                                                         Average
                                                                                        gross rate
                                                                         Interest      of interest
                                                                          due and      on mortgages
    Description (a)                                                       accrued      held at end
    ---------------
    Over $500                                                            at end of      of period
    Loan No.         Mortgagor                      Property Location    period (e)        (f)
    --------         ---------                      -----------------   ------------  --------------
    21-47106    1225 No. County Road 18 LTD         Plymouth, MN                             10.250%
    21-47110    Lloyd Engelsma                      Brooklyn Park, MN                         8.750%
    21-47116    McCaughey Dev. Association          Madison, WI                               8.500%
    21-47128    Century Income Properties Fund      Brookfield,WI                            10.000%
    21-47129    Retired Teachers Housing            Yukon, OK                                12.000%
    21-47139    Treasurer's Island Inc.             Eagan, MN                                 8.625%
    21-47140    Harbour Run LTD                     MentorOnTheLake,OH                        9.000%
    21-47141    John E. Smith                       Lafayette, IN                            10.000%
    21-47142    34th Street Properties Partnership  Gainsville, FL                            8.125%
    21-47144    Turnquist, Inc.                     Brooklyn Park, MN                         8.875%
    21-47147    Columbus Real Estate Co.            Hilliard, OH                              8.375%
    21-47148    Turner Development Corporation      Orlando, FL                               9.375%
    21-47150     Bircain Apartment Company LP       Gladstone, MO                             9.750%
    21-47151     Pinecrest I                        Spokeane, WA                              9.875%
    21-47152     Richard D. Fownes Trustee          Boston, MA                                9.750%
    21-47153     Fox Run of Omaha, Inc.             Omaha, NE                                 9.750%
    21-47154     Kenneth Grandberg Trustee          Randolph, MA                              9.750%
    21-47155     VLM Partnership                    Overland Park, KS                         9.750%
    21-47156     LT Limited Partnership             Lafayette, IN                            10.000%
    21-47157     John A. Belanich                   Tampa, FL                                 8.750%
    21-47158     Grande Associates                  South River, NJ                           7.500%
    21-47159     Grande Associates                  Marlton, NJ                               7.500%
    21-47160     James Esshaki DBA                  Taylor MI                                10.000%
    21-47162     York Creek #3 LTD DBA              Taylor MI                                 9.750%
    21-47163     Bayrock Investment Company         Sarasota, FL                              9.375%
    21-47164     K & M Hamilton Development Co.     Halmilton, OH                             9.625%
    21-47165     Bowling Freen Partnership          Sussex, WI                                8.625%
    21-47166     Colonial Estates Associates        Warrington, PA                            8.750%
    21-47167     Wilder Corp of Delaware            Ruskin, FL                                9.625%

                                                                                  Part 2 -
                                                                        Interest earned on mortgages
                                                                        ----------------------------

                                                                                         Average
                                                                                        gross rate
                                                                         Interest      of interest
    Description (a)                                                       due and      on mortgages
    ---------------                                                       accrued      held at end
    Over $500                                                            at end of      of period
    Loan No.         Mortgagor                      Property Location    period (e)        (f)
    --------         ---------                      -----------------   ------------  --------------
    21-47168     Wilder Corp of Delaware            Riverview, FL                             9.625%
    21-47169     Franklin & Bonnie Kottshade        Rochester, MN                             9.000%
    21-47170     Franklin & Bonnie Kottshade        Rochester, MN                             9.750%
    21-47172     Dial Reit Inc.                     Fremont, NE                               9.250%
    21-47173     Cinram Associates                  Fairfield, NJ                             9.125%
    21-47174     Grande Associates                  Deptford Twnsp, NJ                        8.875%
    21-47177     Griffin Real Estate Fund II LP     Urbandale, IA                             8.375%
    21-47178     Griffin Real Estate Fund II LP     Urbandale, IA                             8.375%
    21-47179     Morrestown Office Center           Morrestown, NJ                            8.625%
    21-47181     Westlake #1 Limited Partnership    Knosha, WI                                8.250%
    21-47183     Crowne Point Ltd Partnership       Holland, MI                               9.250%
    21-47184     Mcnab Commerce Center Association  Pompano Beach, FL                         9.000%
    21-47186     Mack Edison Company                Edison, NJ                                8.000%
    21-47187     Industrial Development Association Mebane, NC                                8.125%
    21-47190     Dial Reit Inc.                     Davenport, IA                             8.000%
    21-47191     SSC Associates Ltd Ptnshp          St. Claire Shores, MI                     8.125%
    21-47192     Tree Trail Village Association     Norcross, GA                              8.250%
    21-47193     ECPG (Peoria) Association          Glendale, AZ                              8.750%
    21-47194     Briar Development Company          Tacoma, WA                                8.750%
    21-47195     Tipotex Inc.                       Pharr, TX                                 9.125%
    21-47196     Wilder Corporation                 Pharr, TX                                 9.125%
    21-47197     Wilder Corporation                 Alamo, TX                                 9.125%
    21-47198     Investors Real Estate Trust        Grand Forks, ND                           9.750%
    21-47199     Warren and Kelso Company           Cheltenham Twsp, PA                       8.125%
    21-47201     Oakland Park Festival Ctr          Oakland Park, FL                          7.750%
    21-47202     Lakewood West Ltd Partnership      Lakewood, CO                              7.750%
    21-47203     Desert Shadow                      Tucson, AZ                                8.750%
    0-2013291    Ryan Equities                      Pantago, TX                              11.125%
    0-3027654    DFB Associates                     Costa Mesa, CA                            9.500%
    0-3031967    Special Partnership                St. Anthony, MN                           9.250%
                                                                                        ------------
                                                                                              8.901%
                                                                                        ------------

    Total Other                                                                               8.901%
                                                                                        ------------

    Total First Mortgage Loans on Real Estate                                                 8.901%
                                                                                        ============

    Part 3 - Location of mortgaged properties
    -----------------------------------------
    ($ in thousands)
                                                       Amount of principal
                                                     unpaid at end of period
                                                     -----------------------
                                          Carrying                  Subject
         State in                        amount of                    to        Amount of
     which mortgaged   Number    Prior   mortgages                delinquent    mortgages
         property        of      liens   (c), (g),                 interest       being
        is located      loans     (b)   (h) and (i)     Total         (d)      foreclosed
     ---------------   -------   -----   ----------  -----------  -----------  ----------
    Arizona                  2               15,507       15,507
    California               3                1,898        1,898
    Colorado                 1                4,290        4,290
    Florida                  8               40,835       40,835
    Georgia                  1                6,681        6,681
    Indiana                  2                8,437        8,437
    Iowa                     3                9,525        9,525
    Kansas                   1                2,852        2,852
    Massachusetts            2                6,906        6,906
    Michigan                 4               20,327       20,327
    Minnesota               12               19,761       20,011
    Missouri                 1                2,473        2,473
    Nebraska                 2                5,520        5,520
    New Jersey               7               30,220       30,220
    North Carolina           2                5,053        5,053
    North Dakota             1                4,210        4,210
    Ohio                     3               17,816       17,816
    Oklahoma                 3                1,417        1,417
    Pennsylvania             2                9,171        9,171
    South Dakota             1                  387          387
    Texas                    7                8,414        8,775
    Virginia                 1                  438          438
    Washington               2                5,390        5,390
    Wisconsin                3                5,866        5,866
                        ------           ----------   ----------    ---------    ---------
    Total                   74              233,394      234,005            0            0
                        ======           ==========   ==========    =========    =========

    NOTES:

    (a) The classification "residential" includes single dwellings only. Residential multiple dwellings are included in "apartment and business".

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

    (f) Information as to interest income by type and class of loan has been omitted because it is not readily available and the obtaining thereof would involve unreasonable effort and expense. In lieu thereof, the average gross interest rates (exclusive of amort-tization of discounts and premiums) on mortgage loans held at December 31, 1995 are shown by type and class of loan.

         The average gross interest rates on mortgage loans held at December 31, 1995, 1994 and 1993 are summarized as follows:

                                                  1995      1994      1993
         First mortgages:                        -----     -----     -----
              Insured by Federal Housing
                Administration                   0.000%    7.186%    7.076%
              Partially guaranteed under
                Servicemen's Readjustment
                Act of 1944, as amended          0.000     8.000     8.000
              Other                              8.901     8.884     9.055
                                                 -----     -----     -----

                    Combined average             8.901%    8.884%    9.055%
                                                 =====     =====     =====

    (g) Following is a reconciliation of the carrying amount of mortgage loans for the years ended December 31, 1995, 1994 and 1993.




                                         1995          1994          1993
                                         ----          ----          ----
         [S]                          [C]           [C]           [C]
         Balance at beginning
           of period                  $  253,968    $  281,865    $  233,796
         Additions during period:
           New loans acquired:
             Nonaffiliated
               companies                   9,000             0        59,183
           Allowance for loss
             transferred to
               real estate                     0           350           530
           Allowance for loss
             reversed                          0             0           220
           Amortization of
             discount/premium                  0            51            90
                                      ----------    ----------     ----------

                 Total additions           9,000           401        60,023
                                      ----------    ----------    ----------
                                         262,968       282,266       293,819
                                      ----------    ----------    ----------
         Deductions during period:
           Collections of
             principal                    29,533        28,298         5,908
           Cost of mortgages sold             41             0         6,046
                                      ----------    ----------    ----------
               Total deductions           29,574        28,298        11,954
                                      ----------    ----------    ----------

         Balance at end of
           period                     $  233,394    $  253,968    $  281,865
                                      ==========    ==========    ==========

    (h) The aggregate cost of mortgage loans for federal income tax purposes at December 31, 1995 was $234,005.

    (i) At December 31, 1995, an allowance for loss of $611 is recorded which represents the amount of impairment on mortgage loans.

      IDS CERTIFICATE COMPANY                                                              SCHEDULE V
      Qualified Assets on Deposit
      December 31, 1995
      ($ thousands)

                                        Investments in Securities
                                        -------------------------
                                          Bonds and                 Mortgage
                                            Notes      Stocks         Loans      Other
            Name of Depositary               (a)         (b)           (c)        (d)         Total
            ------------------           -----------  ----------    --------    --------   ----------
      Deposits with states or their de-
        positaries to meet requirements
        of statutes and agreements:

          Illinois - Secretary of
            State of Illinois             $       49  $        0    $      0   $       0   $       49

          New Jersey - Commissioner
            of Banking and Insurance
            of New Jersey                        100           0           0           0          100


          Pennsylvania - Treasurer
            of the State of
            Pennsylvania                         150           0           0           0          150


          Texas - Treasurer of the
            State of Texas                       115           0           0           0          115
                                          ----------  ----------    --------   ---------   ----------
          Total deposits with states
            or their depositaries to
            meet requirements of
            statues and agreements               414           0           0           0          414

      Central depositary - American
        Express Trust Company (e)          2,798,524     636,136     229,554      14,081    3,678,295
                                          ----------  ----------    --------   ---------   ----------
          Total                           $2,798,938  $  636,136    $229,554   $  14,081   $3,678,709
                                          ==========  ==========    ========   =========   ==========


      Notes:
        (a)  Represents amortized cost of bonds and notes.
        (b)  Represents average cost of individual issues of stocks.
        (c)  Represents unpaid principal balance of mortgage loans less unamortized discounts and reserve for losses.
        (d)  Represents amortized cost of interest rate caps of $3,362 and amortized cost of purchased call options of $10,719.
        (e)  Formerly IDS Trust Company.

                                                                                                  Schedule VI
IDS CERTIFICATE COMPANY
Certificate Reserves

Part 1 - Summary of Changes

Year ended December 31, 1995                                               Balance at beginning of period
($ in thousands)                                                       --------------------------------------
                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves
-----------                                          -------------     ----------    ----------    ----------
Installment certificates:
Reserves to mature:
Series 15, includes extended maturities           2.40 Inst/2.50 Ext.           1  $          5             1
  "    20,     "        "        "                2.52 Inst/2.50 Ext.         105         1,275         1,195
  "    15A,    "        "        "                2.66 Inst/3.04 Ext.          93         1,374         1,248
  "    22A,    "        "        "                       3.09               2,641        44,461        35,797
  "    I-76,   "        "        "                       3.35               1,200        28,481        11,036
  "    Reserve Plus Flexible Payment                   (note a)               568         5,546         2,926
  "    IC-Q-Installment                                (note a)             1,185        12,831         5,045
  "    IC-Q-Ins                                        (note a)            32,601       443,888       164,058
  "    IC-Q-Ins Emp                                    (note a)               193         2,812           942
  "    IC-1                                            (note a)            46,436       865,176        98,886
  "    IC-1-Emp                                        (note a)               372         7,105           734
  "    RP-Q-Installment                                (note a)               633         9,374         4,837
  "    RP-Q-Flexible Payment                           (note a)               212         3,100           958
  "    RP-Q-Ins                                        (note a)               880        19,554         6,122
  "    RP-Q-Ins Emp                                    (note a)                 7           435            27
  "    RP-1                                            (note a)               431        14,994         1,774
  "    RP-1-Emp                                        (note a)                 2           636             6
                                                                       ----------    ----------    ----------
Total                                                                      87,560     1,461,047       335,592
                                                                       ----------    ----------    ----------
Payments made in advance of certificate
year requirements and accrued interest
thereon:
Series 15, includes extended maturities                    2              Not           Not                 0
  "    20,     "        "        "                         2            Readily      Applicable            56
  "    15A,    "        "        "                         3           Available                           29
  "    22A,    "        "        "                         3                                            1,163
  "    I-76,   "        "        "                        3.5                                             386
                                                                                                   ----------
Total                                                                                                   1,634
                                                                                                   ----------

                                                                                     Additions
                                                                      ---------------------------------------

                                                                                                    Charged
                                                         Yield          Charged       Reserve       to other
                                                      to maturity      to profit    payments by     accounts
                                                     on an annual       and loss    certificate       (per
                                                     payment basis     or income      holders       part 2)
Description                                          -------------     ----------   -----------    ----------
-----------
Installment certificates:
Reserves to mature:
Series 15, includes extended maturities           2.40 Inst/2.50 Ext.           0             0             0
  "    20,     "        "        "                2.52 Inst/2.50 Ext.          22             6            19
  "    15A,    "        "        "                2.66 Inst/3.04 Ext.          29            21            14
  "    22A,    "        "        "                       3.09               1,040           659         2,655
  "    I-76,   "        "        "                       3.35                 353           460            55
  "    Reserve Plus Flexible Payment                   (note a)                 0           373            85
  "    IC-Q-Installment                                (note a)                 0           378            90
  "    IC-Q-Ins                                        (note a)                 0        23,738         3,986
  "    IC-Q-Ins Emp                                    (note a)                 0           135            25
  "    IC-1                                            (note a)                 0        84,788         4,003
  "    IC-1-Emp                                        (note a)                 0           646            36
  "    RP-Q-Installment                                (note a)                 0            69           111
  "    RP-Q-Flexible Payment                           (note a)                 0            22            29
  "    RP-Q-Ins                                        (note a)                 0           524           134
  "    RP-Q-Ins Emp                                    (note a)                 0             5             1
  "    RP-1                                            (note a)                 0         1,250            67
  "    RP-1-Emp                                        (note a)                 0             8             0
                                                                       ----------   -----------    ----------
Total                                                                       1,444       113,082        11,310
                                                                       ----------   -----------    ----------
Payments made in advance of certificate
year requirements and accrued interest
thereon:
Series 15, includes extended maturities                    2                    0             0             0
  "    20,     "        "        "                         2                    2             5             1
  "    15A,    "        "        "                         3                    1             7             1
  "    22A,    "        "        "                         3                   51           336           115
  "    I-76,   "        "        "                        3.5                  19            77             4
                                                                       ----------   -----------    ----------
Total                                                                          73           425           121
                                                                       ----------   -----------    ----------

                                                                                     Deductions
                                                                      ---------------------------------------

                                                                                                    Credited
                                                         Yield                          Cash        to other
                                                      to maturity                    surrenders     accounts
                                                     on an annual                     prior to        (per
Description                                          payment basis     Maturities     maturity      part 2)
-----------                                          -------------     ----------    ----------    ----------
Installment certificates:
Reserves to mature:
Series 15, includes extended maturities           2.40 Inst/2.50 Ext.           0             0             0
  "    20,     "        "        "                2.52 Inst/2.50 Ext.         128           122           626
  "    15A,    "        "        "                2.66 Inst/3.04 Ext.          62            77           403
  "    22A,    "        "        "                       3.09               2,235         2,027         6,624
  "    I-76,   "        "        "                       3.35                  92         1,791           283
  "    Reserve Plus Flexible Payment                   (note a)             2,950           955             1
  "    IC-Q-Installment                                (note a)                 0         1,350            15
  "    IC-Q-Ins                                        (note a)                 0        79,498            10
  "    IC-Q-Ins Emp                                    (note a)                 0           551             0
  "    IC-1                                            (note a)                 0        24,656             0
  "    IC-1-Emp                                        (note a)                 0           312             0
  "    RP-Q-Installment                                (note a)             1,213         1,023            86
  "    RP-Q-Flexible Payment                           (note a)               351           249             1
  "    RP-Q-Ins                                        (note a)                 0         3,071             0
  "    RP-Q-Ins Emp                                    (note a)                 0            10             0
  "    RP-1                                            (note a)                 0           460             0
  "    RP-1-Emp                                        (note a)                 0             0             0
                                                                       ----------    ----------    ----------
Total                                                                       7,031       116,152         8,049
                                                                       ----------    ----------    ----------
Payments made in advance of certificate
year requirements and accrued interest
thereon:
Series 15, includes extended maturities                    2                    0             0             0
  "    20,     "        "        "                         2                    5             7            34
  "    15A,    "        "        "                         3                    1             0            13
  "    22A,    "        "        "                         3                   97            72           545
  "    I-76,   "        "        "                        3.5                   0            52            33
                                                                       ----------    ----------    ----------
Total                                                                         103           131           625
                                                                       ----------    ----------    ----------

                                                                            Balance at close of period
                                                                      ---------------------------------------
                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves
-----------                                          -------------    -----------    ----------    ----------
Installment certificates:
Reserves to mature:
Series 15, includes extended maturities           2.40 Inst/2.50 Ext.           1             5             1
  "    20,     "        "        "                2.52 Inst/2.50 Ext.          33           407           366
  "    15A,    "        "        "                2.66 Inst/3.04 Ext.          56           831           770
  "    22A,    "        "        "                       3.09               2,051        36,322        29,265
  "    I-76,   "        "        "                       3.35               1,001        23,309         9,830
  "    Reserve Plus Flexible Payment                   (note a)               466         4,400         2,336
  "    IC-Q-Installment                                (note a)               302         3,215         1,198
  "    IC-Q-Ins                                        (note a)            21,505       275,345       112,274
  "    IC-Q-Ins Emp                                    (note a)               117         1,765           551
  "    IC-1                                            (note a)            57,510     1,053,083       163,021
  "    IC-1-Emp                                        (note a)               433         7,229         1,104
  "    RP-Q-Installment                                (note a)               318         4,379         2,695
  "    RP-Q-Flexible Payment                           (note a)               105         1,704           408
  "    RP-Q-Ins                                        (note a)               595        11,401         3,709
  "    RP-Q-Ins Emp                                    (note a)                 5           176            23
  "    RP-1                                            (note a)               498        14,852         2,631
  "    RP-1-Emp                                        (note a)                 5         1,254            14
                                                                       ----------   -----------    ----------
Total                                                                      85,001     1,439,677       330,196
                                                                       ----------   -----------    ----------
Payments made in advance of certificate
year requirements and accrued interest
thereon:
Series 15, includes extended maturities                    2              Not           Not                 0
  "    20,     "        "        "                         2            Readily      Applicable            18
  "    15A,    "        "        "                         3           Available                           24
  "    22A,    "        "        "                         3                                              951
  "    I-76,   "        "        "                        3.5                                             401
                                                                                                   ----------
Total                                                                                                   1,394
                                                                                                   ----------

                                                                           Balance at beginning of period
                                                                       --------------------------------------
                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves
-----------                                          -------------     ----------    ----------    ----------
Additional credits and accrued interest
thereon:
Series 15, includes extended maturities                   2.5                                               0
  "    20,     "        "        "                        2.5             Not           Not               284
  "    15A,    "        "        "                         3            Readily      Applicable           226
  "    22A,    "        "        "                         3           Available                        7,475
  "    I-76,   "        "        "                        3.5                                           2,628
  "    Reserve Plus Flexible Payment                   (note a)                                             0
  "    IC-Q-Installment                                (note a)                                             0
  "    IC-Q-Ins                                        (note a)                                             0
  "    IC-Q-Ins Emp                                    (note a)                                             0
  "    IC-1                                            (note a)                                           118
  "    IC-1-Emp                                        (note a)                                             0
  "    RP-Q-Installment                                (note a)                                             0
  "    RP-Q-Flexible Payment                           (note a)                                             0
  "    RP-Q-Ins                                        (note a)                                             0
  "    RP-Q-Ins Emp                                    (note a)                                             0
  "    RP-1                                            (note a)                                             2
  "    RP-1-Emp                                        (note a)                                             0
                                                                                                   ----------
Total                                                                                                  10,733
                                                                                                   ----------

Reserve for accrued extra contribution 3rd year                                                         8,382
Reserve for accrued extra contribution 6th year                                                           644
Accrued interest on reserves in default I-76              3.5                                               3
Reserve for additional credits to be allowed                              Not           Not
Installment Certificates-Special Additional                             Readily      Applicable
Credits I-76                                                           Available                            0
Accrued for additional credits to be allowed at
next anniversary                                                                                           59
Reserve for death and disability refund options                                                             0
Reserve for reconversion of paid-up certificates                                                           53
                                                                                                   ----------
Total installment certificates                                                                        357,100
                                                                                                   ----------

                                                                                     Additions
                                                                      ---------------------------------------

                                                                                                    Charged
                                                         Yield          Charged       Reserve       to other
                                                      to maturity      to profit    payments by     accounts
                                                     on an annual       and loss    certificate       (per
Description                                          payment basis     or income      holders       part 2)
-----------                                          -------------     ----------   -----------    ----------
Additional credits and accrued interest
thereon:
  "    15, includes extended maturities                   2.5                   0                           0
  "    20,     "        "        "                        2.5                   4       Not                 6
  "    15A,    "        "        "                         3                    4    Applicable             3
  "    22A,    "        "        "                         3                  190                         557
  "    I-76,   "        "        "                        3.5                  82                          24
  "    Reserve Plus Flexible Payment                   (note a)                86                           0
  "    IC-Q-Installment                                (note a)                90                           0
  "    IC-Q-Ins                                        (note a)             3,990                           0
  "    IC-Q-Ins Emp                                    (note a)                25                           0
  "    IC-1                                            (note a)             4,100                           0
  "    IC-1-Emp                                        (note a)                37                           0
  "    RP-Q-Installment                                (note a)               111                           0
  "    RP-Q-Flexible Payment                           (note a)                29                           0
  "    RP-Q-Ins                                        (note a)               134                           0
  "    RP-Q-Ins Emp                                    (note a)                 1                           0
  "    RP-1                                            (note a)                68                           0
  "    RP-1-Emp                                        (note a)                 0                           0
                                                                       ----------                  ----------
Total                                                                       8,951                         590
                                                                       ----------                  ----------

Reserve for accrued extra contribution 3rd year                             5,575        (1,635)            0
Reserve for accrued extra contribution 6th year                               389          (470)            0
Accrued interest on reserves in default I-76              3.5                   6             0             0
Reserve for additional credits to be allowed
Installment Certificates-Special Additional
Credits I-76                                                                    0             0             0
Accrued for additional credits to be allowed at
next anniversary                                                              325             0             0
Reserve for death and disability refund options                                 0             0             0
Reserve for reconversion of paid-up certificates                                1             0             0
                                                                       ----------   -----------    ----------
Total installment certificates                                             16,764       111,402        12,021
                                                                       ----------   -----------    ----------

                                                                                     Deductions
                                                                      ---------------------------------------
                                                                                                    Credited
                                                         Yield                          Cash        to other
                                                      to maturity                    surrenders     accounts
                                                     on an annual                     prior to        (per
Description                                          payment basis     Maturities     maturity      part 2)
-----------                                          -------------     ----------   -----------    ----------
Additional credits and accrued interest
thereon:
Series 15, includes extended maturities                   2.5                   0             0             0
  "    20,     "        "        "                        2.5                  32            31           153
  "    15A,    "        "        "                         3                   12            15            77
  "    22A,    "        "        "                         3                  472           416         1,394
  "    I-76,   "        "        "                        3.5                   0           430            57
  "    Reserve Plus Flexible Payment                   (note a)                 0             0            86
  "    IC-Q-Installment                                (note a)                 0             0            90
  "    IC-Q-Ins                                        (note a)                 0             0         3,990
  "    IC-Q-Ins Emp                                    (note a)                 0             0            25
  "    IC-1                                            (note a)                 0             0         4,004
  "    IC-1-Emp                                        (note a)                 0             0            35
  "    RP-Q-Installment                                (note a)                 0             0           111
  "    RP-Q-Flexible Payment                           (note a)                 0             0            29
  "    RP-Q-Ins                                        (note a)                 0             0           134
  "    RP-Q-Ins Emp                                    (note a)                 0             0             1
  "    RP-1                                            (note a)                 0             0            67
  "    RP-1-Emp                                        (note a)                 0             0             0
                                                                       ----------    ----------    ----------
Total                                                                         516           892        10,253
                                                                       ----------    ----------    ----------

Reserve for accrued extra contribution 3rd year                                 0             0             0
Reserve for accrued extra contribution 6th year                                 0             0             0
Accrued interest on reserves in default I-76              3.5                   0             1             6
Reserve for additional credits to be allowed
Installment Certificates-Special Additional
Credits I-76                                                                    0             0             0
Accrued for additional credits to be allowed at
next anniversary                                                                0             0           108
Reserve for death and disability refund options                                 0             0             0
Reserve for reconversion of paid-up certificates                                0             0             1
                                                                       ----------    ----------    ----------
Total installment certificates                                              7,650       117,176        19,042
                                                                       ----------    ----------    ----------

                                                                            Balance at close of period
                                                                      ---------------------------------------
                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves
-----------                                          -------------    -----------    ----------    ----------
Additional credits and accrued interest
thereon:
Series 15, includes extended maturities                   2.5                                               0
  "    20,     "        "        "                        2.5             Not           Not                78
  "    15A,    "        "        "                         3            Readily      Applicable           129
  "    22A,    "        "        "                         3           Available                        5,940
  "    I-76,   "        "        "                        3.5                                           2,247
  "    Reserve Plus Flexible Payment                   (note a)                                             0
  "    IC-Q-Installment                                (note a)                                             0
  "    IC-Q-Ins                                        (note a)                                             0
  "    IC-Q-Ins Emp                                    (note a)                                             0
  "    IC-1                                            (note a)                                           214
  "    IC-1-Emp                                        (note a)                                             2
  "    RP-Q-Installment                                (note a)                                             0
  "    RP-Q-Flexible Payment                           (note a)                                             0
  "    RP-Q-Ins                                        (note a)                                             0
  "    RP-Q-Ins Emp                                    (note a)                                             3
  "    RP-1                                            (note a)                                             0
                                                                                                  -----------
Total                                                                                                   8,613
                                                                                                  -----------

Reserve for accrued extra contribution 3rd year                                                        12,322
Reserve for accrued extra contribution 6th year                                                           563
Accrued interest on reserves in default I-76              3.5                                               2
Reserve for additional credits to be allowed
Installment Certificates-Special Additional                               Not           Not
Credits I-76                                                            Readily      Applicable             0
Accrued for additional credits to be allowed at                        Available
next anniversary                                                                                          276
Reserve for death and disability refund options                                                             0
Reserve for reconversion of paid-up certificates                                                           53
                                                                                                  -----------
Total installment certificates                                                                        353,419
                                                                                                  -----------

                                                                           Balance at beginning of period
                                                                       --------------------------------------
                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves
-----------                                          -------------     ----------    ----------    ----------
Fully paid certificates:
Single-payment certificates:
SP 74                                                     3.5                 214         2,049         2,041
SP 75                                                     3.5               2,237        22,384        21,880
SP 76                                                     3.5                 482         3,982         3,737
SP 77                                                     3.5                 547         3,832         3,487
SP 78                                                     3.5                 627         4,687         4,125
SP 79                                                     3.5                 765         5,820         4,961
SP 80                                                     3.5                 716         5,870         4,822
SP 81A                                                    3.5                 586         3,948         3,128
SP 82A                                                    3.5                 563         5,696         4,368
SP 82B                                                    3.5               1,011         9,758         7,400
SP 83A                                                    3.5                 187         1,674         1,252
SP 83B                                                    3.5                 389         3,600         2,647
IC-2-84                                                   3.5               1,699        17,391        12,364
IC-2-85                                                   3.5                 894        10,284         9,153
IC-2-86                                                   3.5                 464         5,909         4,729
IC-2-87                                                   3.5                 589         8,168         6,138
IC-2-88                                                   3.5               1,132        16,565        11,221
Reserve Plus Single Payment                            (note a)             1,742         8,476        12,467
Cash Reserve Single Payment                            (note b)                71           314           260
IC-Flexible Savings (formerly Variable Term)           (note d)            71,321       449,253       493,919
IC-Flexible Savings Emp (formerly Variable Term)       (note d)             1,536        13,947        15,796
IC-Investors                                           (note d)               448       423,479       433,010
IC-Special Deposits                                    (note d)                13        12,889        13,352
IC-1-84                                                (note c)               116           672           720
Cash Reserve Variable Payment                          (note b)               914         4,382         5,515
Cash Reserve Variable Payment-3mo.                     (note e)            49,507       283,162       293,367
IC-Future Value                                        (note f)            17,531       195,868       195,868
IC-Future Value Emp                                    (note f)               357         3,687         3,687
IC-Stock Market                                        (note g)            42,231       210,664       218,582
                                                                       ----------    ----------    ----------
Total                                                                     198,889     1,738,410     1,793,996
                                                                       ----------    ----------    ----------

                                                                                     Additions
                                                                      ---------------------------------------

                                                                                                    Charged
                                                         Yield          Charged       Reserve       to other
                                                      to maturity      to profit    payments by     accounts
                                                     on an annual       and loss    certificate       (per
Description                                          payment basis     or income      holders       part 2)
-----------                                          -------------     ----------   -----------    ----------
Fully paid certificates:
Single-payment certificates:
SP 74                                                     3.5                   8             0             0
SP 75                                                     3.5                 474             0             0
SP 76                                                     3.5                 114             0             0
SP 77                                                     3.5                 109             0             0
SP 78                                                     3.5                 132             0             0
SP 79                                                     3.5                 155             0             0
SP 80                                                     3.5                 153             0             0
SP 81A                                                    3.5                  97             0             0
SP 82A                                                    3.5                 134             0             0
SP 82B                                                    3.5                 210             0             0
SP 83A                                                    3.5                  38             0             0
SP 83B                                                    3.5                  84             0             0
IC-2-84                                                   3.5                 351             0             0
IC-2-85                                                   3.5                   0             0           338
IC-2-86                                                   3.5                   0             0           174
IC-2-87                                                   3.5                   0             0           213
IC-2-88                                                   3.5                   0             0           400
Reserve Plus Single Payment                            (note a)                 0             1           467
Cash Reserve Single Payment                            (note b)                 0             0            10
IC-Flexible Savings (formerly Variable Term)           (note d)                 0       761,032        40,134
IC-Flexible Savings Emp (formerly Variable Term)       (note d)                 0         3,551           766
IC-Investors                                           (note d)                 0       371,618        32,275
IC-Special Deposits                                    (note d)                 0        56,856         1,775
IC-1-84                                                (note c)                 0             0            23
Cash Reserve Variable Payment                          (note b)                 0           699           203
Cash Reserve Variable Payment-3mo.                     (note e)                 0       222,127        10,354
IC-Future Value                                        (note f)                 0        52,049             0
IC-Future Value Emp                                    (note f)                 0           842             0
IC-Stock Market                                        (note g)                 0        50,666        14,836
                                                                       ----------   -----------    ----------
Total                                                                       2,059     1,519,441       101,968
                                                                       ----------   -----------    ----------

                                                                                     Deductions
                                                                      ---------------------------------------

                                                                                                    Credited
                                                         Yield                          Cash        to other
                                                      to maturity                    surrenders     accounts
                                                     on an annual                     prior to        (per
Description                                          payment basis     Maturities     maturity      part 2)
-----------                                          -------------     ----------    ----------    ----------
Fully paid certificates:
Single-payment certificates:
SP 74                                                     3.5                 567            12         1,462
SP 75                                                     3.5               4,334         1,056        16,598
SP 76                                                     3.5                   0           864             0
SP 77                                                     3.5                   0           687             0
SP 78                                                     3.5                   0           624             0
SP 79                                                     3.5                   0           882             0
SP 80                                                     3.5                   0           881             0
SP 81A                                                    3.5                   0           620             0
SP 82A                                                    3.5                   0         1,033             9
SP 82B                                                    3.5                   0         2,102             4
SP 83A                                                    3.5                   0           350             0
SP 83B                                                    3.5                   0           556             0
IC-2-84                                                   3.5                   0         3,647            18
IC-2-85                                                   3.5                   0         2,611             0
IC-2-86                                                   3.5                   0         1,128             0
IC-2-87                                                   3.5                   0         1,698             0
IC-2-88                                                   3.5                   0         2,534             0
Reserve Plus Single Payment                            (note a)                 0         2,696            34
Cash Reserve Single Payment                            (note b)                 0            42             0
IC-Flexible Savings (formerly Variable Term)           (note d)                 0       204,990             0
IC-Flexible Savings Emp (formerly Variable Term)       (note d)                 0         5,043             0
IC-Investors                                           (note d)                 0       246,156             0
IC-Special Deposits                                    (note d)                 0        13,526             0
IC-1-84                                                (note c)                 0           165             0
Cash Reserve Variable Payment                          (note b)                 0         1,686             0
Cash Reserve Variable Payment-3mo.                     (note e)                 0       301,801             0
IC-Future Value                                        (note f)             6,165        11,888             0
IC-Future Value Emp                                    (note f)               206            23             0
IC-Stock Market                                        (note g)                 0       111,459             0
                                                                       ----------    ----------    ----------
Total                                                                      11,272       920,760        18,125
                                                                       ----------    ----------    ----------

                                                                            Balance at close of period
                                                                      ---------------------------------------
                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves
-----------                                          -------------    -----------    ----------    ----------
Fully paid certificates:
Single-payment certificates:
SP 74                                                      3                    1             8             8
SP 75                                                     3.5                  44           367           366
SP 76                                                     3.5                 366         3,072         2,987
SP 77                                                     3.5                 442         3,088         2,909
SP 78                                                     3.5                 541         3,985         3,633
SP 79                                                     3.5                 613         4,800         4,234
SP 80                                                     3.5                 604         4,813         4,094
SP 81A                                                    3.5                 480         3,175         2,605
SP 82A                                                    3.5                 447         4,361         3,460
SP 82B                                                    3.5                 785         7,016         5,504
SP 83A                                                    3.5                 141         1,216           940
SP 83B                                                    3.5                 317         2,858         2,175
IC-2-84                                                   3.5               1,263        12,298         9,050
IC-2-85                                                   3.5                 697         7,443         6,880
IC-2-86                                                   3.5                 366         4,571         3,775
IC-2-87                                                   3.5                 456         5,957         4,653
IC-2-88                                                   3.5                 870        12,875         9,087
Reserve Plus Single Payment                               3.5               1,432         6,764        10,205
Cash Reserve Single Payment                            (note a)                58           271           228
IC-Flexible Savings (formerly Variable Term)           (note b)           125,194     1,025,145     1,090,095
IC-Flexible Savings Emp (formerly Variable Term)       (note d)             1,540        13,147        15,070
IC-Investors                                           (note d)               546       565,213       590,747
IC-Special Deposits                                    (note d)                62        56,830        58,457
IC-1-84                                                (note d)                92           564           578
Cash Reserve Variable Payment                          (note c)               764         3,704         4,731
Cash Reserve Variable Payment-3mo.                     (note b)            47,447       213,252       224,047
IC-Future Value                                        (note e)            20,452       229,864       229,864
IC-Future Value Emp                                    (note f)               407         4,300         4,300
IC-Stock Market                                        (note g)            43,382       159,932       172,625
                                                                       ----------   -----------   -----------
Total                                                                     249,809     2,360,889     2,467,307
                                                                       ----------   -----------   -----------

                                                                           Balance at beginning of period
                                                                       --------------------------------------
                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves
-----------                                          -------------     ----------    ----------    ----------
Additional credits and accrued interest thereon:
SP 74                                                     3.5             Not           Not             2,420
SP 75                                                     3.5          Applicable    Applicable        24,993
SP 76                                                     3.5                                           4,273
SP 77                                                     3.5                                           3,704
SP 78                                                     3.5                                           3,946
SP 79                                                     3.5                                           4,366
SP 80                                                     3.5                                           3,933
SP 81A                                                    3.5                                           2,080
SP 82A                                                    3.5                                           2,813
SP 82B                                                    3.5                                           4,472
SP 83A                                                    3.5                                             583
SP 83B                                                    3.5                                           1,169
IC-2-84                                                   3.5                                           5,489
IC-2-85                                                   3.5                                             174
IC-2-86                                                   3.5                                              79
IC-2-87                                                   3.5                                             103
IC-2-88                                                   3.5                                             200
Reserve Plus Single Payment                            (note a)                                             0
Cash Reserve Single Payment                            (note b)                                             0
IC-Flexible Savings (formerly Variable Term)           (note d)                                           847
IC-Flexible Savings Emp (formerly Variable Term)       (note d)                                            32
IC-Investors                                           (note d)                                           978
IC-Special Deposits                                    (note d)                                            14
IC-1-84                                                (note c)                                            12
Cash Reserve Variable Payment                          (note b)                                             0
Cash Reserve Variable Payment-3mo.                     (note e)                                           454
IC-Future Value                                        (note f)                                        24,007
IC-Future Value Emp                                    (note f)                                           381
IC-Stock Market                                        (note g)                                         1,257
                                                                                                  -----------
Total                                                                                                  92,779
                                                                                                  -----------

                                                                                     Additions
                                                                      ---------------------------------------

                                                                                                    Charged
                                                         Yield          Charged       Reserve       to other
                                                      to maturity      to profit    payments by     accounts
                                                     on an annual       and loss    certificate       (per
Description                                          payment basis     or income      holders       part 2)
-----------                                          -------------     ----------   -----------    ----------
Additional credits and accrued interest thereon:
SP 74                                                     3.5                  10             0             6
SP 75                                                     3.5                 546             0             8
SP 76                                                     3.5                 133             0            29
SP 77                                                     3.5                 116             0            15
SP 78                                                     3.5                 126             0            14
SP 79                                                     3.5                 137             0            10
SP 80                                                     3.5                 125             0            15
SP 81A                                                    3.5                  64             0            23
SP 82A                                                    3.5                  87             0            61
SP 82B                                                    3.5                 128             0            43
SP 83A                                                    3.5                  17             0             7
SP 83B                                                    3.5                  36             0            19
IC-2-84                                                   3.5                 157             0            95
IC-2-85                                                   3.5                 275             0             0
IC-2-86                                                   3.5                 147             0             0
IC-2-87                                                   3.5                 181             0             0
IC-2-88                                                   3.5                 349             0             0
Reserve Plus Single Payment                            (note a)               470             0             0
Cash Reserve Single Payment                            (note b)                10             0             0
IC-Flexible Savings (formerly Variable Term)           (note d)            46,140             0             0
IC-Flexible Savings Emp (formerly Variable Term)       (note d)               897             0             0
IC-Investors                                           (note d)            35,593             0             0
IC-Special Deposits                                    (note d)             2,001             0             0
IC-1-84                                                (note c)                28             0             4
Cash Reserve Variable Payment                          (note b)               217             0             0
Cash Reserve Variable Payment-3mo.                     (note e)            10,503             0             0
IC-Future Value                                        (note f)            18,585             0             0
IC-Future Value Emp                                    (note f)               388             0             0
IC-Stock Market                                        (note g)             2,076             0             0
                                                                      -----------   -----------    ----------
Total                                                                     119,542             0           349
                                                                      -----------   -----------    ----------

                                                                                     Deductions
                                                                      ---------------------------------------

                                                                                                    Credited
                                                         Yield                          Cash        to other
                                                      to maturity                    surrenders     accounts
                                                     on an annual                     prior to        (per
Description                                          payment basis     Maturities     maturity      part 2)
-----------                                          -------------     ----------    ----------    ----------
Additional credits and accrued interest thereon:
SP 74                                                     3.5                 644            14         1,768
SP 75                                                     3.5               4,990         1,210        18,905
SP 76                                                     3.5                   0           941             0
SP 77                                                     3.5                   0           734             0
SP 78                                                     3.5                   0           603             0
SP 79                                                     3.5                   0           778             0
SP 80                                                     3.5                   0           736             0
SP 81A                                                    3.5                   0           430             0
SP 82A                                                    3.5                   0           718             6
SP 82B                                                    3.5                   0         1,297             1
SP 83A                                                    3.5                   0           168             0
SP 83B                                                    3.5                   0           271             0
IC-2-84                                                   3.5                   0         1,656             6
IC-2-85                                                   3.5                   0            22           298
IC-2-86                                                   3.5                   0            12           152
IC-2-87                                                   3.5                   0            18           186
IC-2-88                                                   3.5                   0            36           353
Reserve Plus Single Payment                            (note a)                 0             0           470
Cash Reserve Single Payment                            (note b)                 0             0            10
IC-Flexible Savings (formerly Variable Term)           (note d)                 0         4,277        40,151
IC-Flexible Savings Emp (formerly Variable Term)       (note d)                 0           126           766
IC-Investors                                           (note d)                 0         2,954        32,275
IC-Special Deposits                                    (note d)                 0           136         1,775
IC-1-84                                                (note c)                 0             3            27
Cash Reserve Variable Payment                          (note b)                 0            13           204
Cash Reserve Variable Payment-3mo.                     (note e)                 0           206        10,362
IC-Future Value                                        (note f)             3,131         1,733             0
IC-Future Value Emp                                    (note f)                91             2             0
IC-Stock Market                                        (note g)                 0           103         2,002
                                                                       ----------    ----------    ----------
Total                                                                       8,856        19,197       109,717
                                                                       ----------    ----------    ----------

                                                                            Balance at close of period
                                                                      ---------------------------------------
                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves
-----------                                          -------------    -----------    ----------    ----------
Additional credits and accrued interest thereon:
SP 74                                                     3.5             Not           Not                10
SP 75                                                     3.5          Applicable    Applicable           442
SP 76                                                     3.5                                           3,494
SP 77                                                     3.5                                           3,101
SP 78                                                     3.5                                           3,483
SP 79                                                     3.5                                           3,735
SP 80                                                     3.5                                           3,337
SP 81A                                                    3.5                                           1,737
SP 82A                                                    3.5                                           2,237
SP 82B                                                    3.5                                           3,345
SP 83A                                                    3.5                                             439
SP 83B                                                    3.5                                             953
IC-2-84                                                   3.5                                           4,079
IC-2-85                                                   3.5                                             129
IC-2-86                                                   3.5                                              62
IC-2-87                                                   3.5                                              80
IC-2-88                                                   3.5                                             160
Reserve Plus Single Payment                            (note a)                                             0
Cash Reserve Single Payment                            (note b)                                             0
IC-Flexible Savings (formerly Variable Term)           (note d)                                         2,559
IC-Flexible Savings Emp (formerly Variable Term)       (note d)                                            37
IC-Investors                                           (note d)                                         1,342
IC-Special Deposits                                    (note d)                                           104
IC-1-84                                                (note c)                                            14
Cash Reserve Variable Payment                          (note b)                                             0
Cash Reserve Variable Payment-3mo.                     (note e)                                           389
IC-Future Value                                        (note f)                                        37,728
IC-Future Value Emp                                    (note f)                                           676
IC-Stock Market                                        (note g)                                         1,228
                                                                                                  -----------
Total                                                                                                  74,900
                                                                                                  -----------

                                                                           Balance at beginning of period
                                                                       --------------------------------------
                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves
-----------                                          -------------     ----------    ----------    ----------
Accrued for additional credits to be allowed
at next anniversaries:
SP 74                                                                     Not           Not                 6
SP 75                                                                  Applicable    Applicable             6
SP 76                                                                                                      24
SP 77                                                                                                      13
SP 78                                                                                                      13
SP 79                                                                                                       8
SP 80                                                                                                      14
SP 81A                                                                                                      8
SP 82A                                                                                                     18
SP 82B                                                                                                      5
SP 83A                                                                                                      4
SP 83B                                                                                                      5
IC-2-84                                                                                                    18
IC-2-85                                                                                                    13
IC-2-86                                                                                                     9
IC-2-87                                                                                                     9
IC-2-88                                                                                                    16
IC-Stock Market                                                                                         1,265
                                                                                                  -----------
Total                                                                                                   1,454
                                                                                                  -----------

                                                                                     Additions
                                                                      ---------------------------------------

                                                                                                    Charged
                                                         Yield          Charged       Reserve       to other
                                                      to maturity      to profit    payments by     accounts
                                                     on an annual       and loss    certificate       (per
Description                                          payment basis     or income      holders       part 2)
-----------                                          -------------     ----------   -----------    ----------
Accrued for additional credits to be allowed
at next anniversaries:
SP 74                                                                           0             0             0
SP 75                                                                           2             0             0
SP 76                                                                          27             0             0
SP 77                                                                          28             0             0
SP 78                                                                          35             0             0
SP 79                                                                          45             0             0
SP 80                                                                          36             0             0
SP 81A                                                                         52             0             0
SP 82A                                                                         68             0             0
SP 82B                                                                        124             0             0
SP 83A                                                                         16             0             0
SP 83B                                                                         36             0             0
IC-2-84                                                                       174             0             0
IC-2-85                                                                        86             0             0
IC-2-86                                                                        40             0             0
IC-2-87                                                                        54             0             0
IC-2-88                                                                        98             0             0
IC-Stock Market                                                            22,734             0             0
                                                                      -----------   -----------   -----------
Total                                                                      23,655             0             0
                                                                      -----------   -----------   -----------

                                                                                     Deductions
                                                                      ---------------------------------------

                                                                                                    Credited
                                                         Yield                          Cash        to other
                                                      to maturity                    surrenders     accounts
                                                     on an annual                     prior to        (per
Description                                          payment basis     Maturities     maturity      part 2)
-----------                                          -------------     ----------    ----------    ----------
Accrued for additional credits to be allowed
at next anniversaries:
SP 74                                                                           0             0             6
SP 75                                                                           0             0             8
SP 76                                                                           0             0            29
SP 77                                                                           0             0            15
SP 78                                                                           0             0            14
SP 79                                                                           0             0            10
SP 80                                                                           0             0            15
SP 81A                                                                          0             0            23
SP 82A                                                                          0             0            61
SP 82B                                                                          0             0            43
SP 83A                                                                          0             0             7
SP 83B                                                                          0             0            19
IC-2-84                                                                         0             0            95
IC-2-85                                                                         0             0            40
IC-2-86                                                                         0             0            23
IC-2-87                                                                         0             0            27
IC-2-88                                                                         0             0            47
IC-Stock Market                                                                 0            97        12,836
                                                                       ----------    ----------    ----------
Total                                                                           0            97        13,318
                                                                       ----------    ----------    ----------

                                                                            Balance at close of period
                                                                      ---------------------------------------
                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves
-----------                                          -------------    -----------    ----------    ----------
Accrued for additional credits to be allowed
at next anniversaries:
SP 74                                                                     Not           Not                 0
SP 75                                                                  Applicable    Applicable             0
SP 76                                                                                                      22
SP 77                                                                                                      26
SP 78                                                                                                      34
SP 79                                                                                                      43
SP 80                                                                                                      35
SP 81A                                                                                                     37
SP 82A                                                                                                     25
SP 82B                                                                                                     86
SP 83A                                                                                                     13
SP 83B                                                                                                     22
IC-2-84                                                                                                    97
IC-2-85                                                                                                    59
IC-2-86                                                                                                    26
IC-2-87                                                                                                    36
IC-2-88                                                                                                    67
IC-Stock Market                                                                                        11,066
                                                                                                   ----------
Total                                                                                                  11,694
                                                                                                   ----------

                                                                           Balance at beginning of period
                                                                       --------------------------------------
                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves
-----------                                          -------------     ----------    ----------    ----------
R Series Single-Payment certificates:
R-76                                                      3.5                  25           342           260
R-77                                                      3.5                  90           985           717
R-78                                                      3.5                 147         1,799         1,214
R-79                                                      3.5                 206         2,558         1,695
R-80                                                      3.5                 280         4,035         2,512
R-81                                                      3.5                 101         1,793           975
R-82A                                                     3.5                 432         3,599         1,752
RP-Q                                                   (note a)             1,153         2,239         4,605
R-II                                                      3.5                 339         3,810         1,412
RP-84                                                     3.5               1,145        16,007         5,633
RP-85                                                     3.5                 360         2,144         1,901
RP-86                                                     3.5                 119           991           816
RP-87                                                     3.5                 243         1,638         1,216
RP-88                                                     3.5                 337         3,225         2,192
Cash Reserve RP                                        (note b)                26           100           162
IC-Flexible Savings RP                                 (note d)            15,243       110,945       126,537
Cash Reserve RP-3 mo.                                  (note e)             4,326        44,875        46,057
IC-Flexible Savings RP Emp                             (note d)               388         4,039         4,726
RP-Future Value                                        (note f)            10,195       151,698       151,698
RP-Future Value Emp                                    (note f)               243         4,057         4,057
RP-Stock Market                                        (note g)             7,189        42,519        44,911
D-1                                                    (note a)               227        73,435        80,598
                                                                       ----------    ----------    ----------
Total                                                                      42,814       476,833       485,646
                                                                       ----------    ----------    ----------

                                                                                     Additions
                                                                      ---------------------------------------

                                                                                                    Charged
                                                         Yield          Charged       Reserve       to other
                                                      to maturity      to profit    payments by     accounts
                                                     on an annual       and loss    certificate       (per
Description                                          payment basis     or income      holders       part 2)
-----------                                          -------------     ----------   -----------    ----------
R Series Single-Payment certificates:
R-76                                                      3.5                   0             0             8
R-77                                                      3.5                   0             0            25
R-78                                                      3.5                   0             0            49
R-79                                                      3.5                   0             0            57
R-80                                                      3.5                   0             0            88
R-81                                                      3.5                   0             0            36
R-82A                                                     3.5                   0             0            59
RP-Q                                                   (note a)                 0             0           165
R-II                                                      3.5                   0             0            49
RP-84                                                     3.5                   0             0           207
RP-85                                                     3.5                   0             0            67
RP-86                                                     3.5                   0             0            30
RP-87                                                     3.5                   0             0            45
RP-88                                                     3.5                   0             0            74
Cash Reserve RP                                        (note b)                 0             3             6
IC-Flexible Savings RP (formally Variable Term RP)     (note d)                 0        94,951         8,016
Cash Reserve RP-3 mo.                                  (note e)                 0        43,571         1,518
IC-Flexible Savings RP Emp (form. Var Term RP Emp)     (note d)                 0         1,531           283
RP-Future Value                                        (note f)                 0        61,937             0
RP-Future Value Emp                                    (note f)                 0         1,427             0
RP-Stock Market                                        (note g)                 0         8,073         3,300
D-1                                                    (note a)                 0        24,528         2,950
                                                                      -----------   -----------    ----------
Total                                                                           0       236,021        17,032
                                                                      -----------   -----------    ----------

                                                                                     Deductions
                                                                      ---------------------------------------

                                                                                                    Credited
                                                         Yield                          Cash        to other
                                                      to maturity                    surrenders     accounts
                                                     on an annual                     prior to        (per
Description                                          payment basis     Maturities     maturity      part 2)
-----------                                          -------------     ----------    ----------    ----------
R Series Single-Payment certificates:
R-76                                                      3.5                   0           124             0
R-77                                                      3.5                   0           132             0
R-78                                                      3.5                   0           419             0
R-79                                                      3.5                   0           622             0
R-80                                                      3.5                   0           884             0
R-81                                                      3.5                   0           497             0
R-82A                                                     3.5                   0           427             3
RP-Q                                                   (note a)                 0         1,211             0
R-II                                                      3.5                   0           371             3
RP-84                                                     3.5                   0         1,867            21
RP-85                                                     3.5                   0           604             4
RP-86                                                     3.5                   0           171             3
RP-87                                                     3.5                   0           384             0
RP-88                                                     3.5                   0           877             0
Cash Reserve RP                                        (note b)                 0            56             0
IC-Flexible Savings RP (formally Variable Term RP)     (note d)                 0        43,420             0
Cash Reserve RP-3 mo.                                  (note e)                 0        62,063             0
IC-Flexible Savings RP Emp (form. Var Term RP Emp)     (note d)                 0         1,173             0
RP-Future Value                                        (note f)             8,061         4,660             0
RP-Future Value Emp                                    (note f)               110            29             0
RP-Stock Market                                        (note g)                 0        17,816             0
D-1                                                    (note a)                47        64,369             0
                                                                       ----------    ----------    ----------
Total                                                                       8,218       202,176            34
                                                                       ----------    ----------    ----------

                                                                            Balance at close of period
                                                                      ---------------------------------------
                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves
-----------                                          -------------    -----------    ----------    ----------
R Series Single-Payment certificates:
R-76                                                      3.5                  17           184           144
R-77                                                      3.5                  76           806           610
R-78                                                      3.5                 115         1,203           844
R-79                                                      3.5                 146         1,649         1,130
R-80                                                      3.5                 211         2,652         1,716
R-81                                                      3.5                  74           914           514
R-82A                                                     3.5                 337         2,747         1,381
RP-Q                                                   (note a)               902         1,666         3,559
R-II                                                      3.5                 263         2,837         1,087
RP-84                                                     3.5                 831        10,844         3,952
RP-85                                                     3.5                 250         1,481         1,360
RP-86                                                     3.5                  89           781           672
RP-87                                                     3.5                 177         1,138           877
RP-88                                                     3.5                 248         1,974         1,389
Cash Reserve RP                                        (note b)                17            67           115
IC-Flexible Savings RP (formally Variable Term RP)     (note d)            18,802       168,363       186,084
Cash Reserve RP-3 mo.                                  (note e)             3,645        27,814        29,083
IC-Flexible Savings RP Emp (form. Var Term RP Emp)     (note d)               446         4,639         5,367
RP-Future Value                                        (note f)            13,017       200,914       200,914
RP-Future Value Emp                                    (note f)               303         5,346         5,345
RP-Stock Market                                        (note g)             6,802        34,695        38,468
D-1                                                    (note a)               270        39,251        43,660
                                                                       ----------    ----------    ----------
Total                                                                      47,038       511,965       528,271
                                                                       ----------    ----------    ----------

                                                                           Balance at beginning of period
                                                                       --------------------------------------
                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves
-----------                                          -------------     ----------    ----------    ----------
Additional Interest on R-Series Single
Payment Reserves:
R-76                                                      3.5             Not           Not                 7
R-77                                                      3.5          Applicable    Applicable            14
R-78                                                      3.5                                              34
R-79                                                      3.5                                              36
R-80                                                      3.5                                              62
R-81                                                      3.5                                              18
R-82A                                                     3.5                                              52
RP-Q                                                   (note a)                                             0
R-II                                                      3.5                                              33
RP-84                                                     3.5                                             120
RP-85                                                     3.5                                              44
RP-86                                                     3.5                                              15
RP-87                                                     3.5                                              26
RP-88                                                     3.5                                              45
Cash Reserve RP                                        (note b)                                             0
IC-Flexible Savings RP (formally Variable Term RP)     (note d)                                           220
Cash Reserve RP-3 mo.                                  (note e)                                            74
IC-Flexible Savings RP Emp (form. Var Term RP Emp)     (note d)                                             9
RP-Future Value                                        (note f)                                        31,487
RP-Future Value Emp                                    (note f)                                           824
RP-Stock Market                                        (note g)                                           225
D-1                                                    (note a)                                             0
                                                                                                  -----------
Total                                                                                                  33,345
                                                                                                  -----------
Accrued for additional credits to be allowed
at next anniversaries
RP-Stock Market                                                                                           301
                                                                                                  -----------
Total single payment                                                                                2,407,521
                                                                                                  -----------
Paid-up certificates:
Series 15 and 20                                         3.25                  91         1,060         1,005
  "    15A and 22A                                        3.5               1,869        14,488        12,878
  "    I-76                                               3.5                 812         4,181         2,484
                                                                      -----------   -----------   -----------
Total                                                                       2,772        19,729        16,367
                                                                      -----------   -----------   -----------

                                                                                     Additions
                                                                      ---------------------------------------

                                                                                                    Charged
                                                         Yield          Charged       Reserve       to other
                                                      to maturity      to profit    payments by     accounts
                                                     on an annual       and loss    certificate       (per
Description                                          payment basis     or income      holders       part 2)
-----------                                          -------------     ----------   -----------    ----------
Additional Interest on R-Series Single
Payment Reserves:
R-76                                                      3.5                   7             0             0
R-77                                                      3.5                  24             0             0
R-78                                                      3.5                  37             0             0
R-79                                                      3.5                  52             0             0
R-80                                                      3.5                  75             0             0
R-81                                                      3.5                  36             0             0
R-82A                                                     3.5                  77             0             0
RP-Q                                                   (note a)               165             0             0
R-II                                                      3.5                  59             0             0
RP-84                                                     3.5                 220             0             0
RP-85                                                     3.5                  76             0             0
RP-86                                                     3.5                  34             0             0
RP-87                                                     3.5                  49             0             0
RP-88                                                     3.5                  81             0             0
Cash Reserve RP                                        (note b)                 6             0             0
IC-Flexible Savings RP (formally Variable Term RP)     (note d)             8,812             0             0
Cash Reserve RP-3 mo.                                  (note e)             1,518             0             0
IC-Flexible Savings RP Emp (form. Var Term RP Emp)     (note d)               309             0             0
RP-Future Value                                        (note f)            17,207             0             0
RP-Future Value Emp                                    (note f)               494             0             0
RP-Stock Market                                        (note g)               497             0             0
D-1                                                    (note a)             3,595             0             0
                                                                      -----------   -----------   -----------
Total                                                                      33,430             0             0
                                                                      -----------   -----------   -----------
Accrued for additional credits to be allowed
at next anniversaries:
RP-Stock Market                                                             5,102             0             0
                                                                       ----------   -----------    ----------
Total single payment                                                      183,788     1,755,462       119,349
                                                                       ----------   -----------    ----------
Paid-up certificates:
Series 15 and 20                                         3.25                  26             0            49
  "    15A and 22A                                        3.5                 429             0         2,536
  "    I-76                                               3.5                  83             0           345
                                                                      -----------   -----------    ----------
Total                                                                         538             0         2,930
                                                                      -----------   -----------    ----------

                                                                                     Deductions
                                                                      ---------------------------------------

                                                                                                    Credited
                                                         Yield                          Cash        to other
                                                      to maturity                    surrenders     accounts
                                                     on an annual                     prior to        (per
Description                                          payment basis     Maturities     maturity      part 2)
-----------                                          -------------     ----------    ----------    ----------
Additional Interest on R-Series Single
Payment Reserves:
R-76                                                      3.5                   0             1             8
R-77                                                      3.5                   0             3            25
R-78                                                      3.5                   0             3            48
R-79                                                      3.5                   0             6            57
R-80                                                      3.5                   0             9            88
R-81                                                      3.5                   0             5            36
R-82A                                                     3.5                   0             8            59
RP-Q                                                   (note a)                 0             0           165
R-II                                                      3.5                   0             4            49
RP-84                                                     3.5                   0            15           207
RP-85                                                     3.5                   0             6            67
RP-86                                                     3.5                   0             2            30
RP-87                                                     3.5                   0             3            45
RP-88                                                     3.5                   0             9            74
Cash Reserve RP                                        (note b)                 0             0             6
IC-Flexible Savings RP (formally Variable Term RP)     (note d)                 0           600         8,016
Cash Reserve RP-3 mo.                                  (note e)                 0            22         1,518
IC-Flexible Savings RP Emp (form. Var Term RP Emp)     (note d)                 0            22           284
RP-Future Value                                        (note f)             4,294           938             0
RP-Future Value Emp                                    (note f)                59            11             0
RP-Stock Market                                        (note g)                 0            14           377
D-1                                                    (note a)                 0           644         2,950
                                                                       ----------    ----------    ----------
Total                                                                       4,353         2,325        14,109
                                                                       ----------    ----------    ----------
Accrued for additional credits to be allowed
at next anniversaries:
RP-Stock Market                                                                 0             4         2,924
                                                                       ----------    ----------    ----------
Total single payment                                                       32,699     1,144,559       158,227
                                                                       ----------    ----------    ----------
Paid-up certificates:
Series 15 and 20                                         3.25                 215            58           288
  "    15A and 22A                                        3.5               1,124         1,369         1,332
  "    I-76                                               3.5                   0           657            28
                                                                       ----------    ----------    ----------
Total                                                                       1,339         2,084         1,648
                                                                       ----------    ----------    ----------

                                                                            Balance at close of period
                                                                      ---------------------------------------
                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves
-----------                                          -------------    -----------    ----------    ----------
Additional Interest on R-Series Single
Payment Reserves:
R-76                                                      3.5             Not           Not                 5
R-77                                                      3.5          Applicable    Applicable            10
R-78                                                      3.5                                              20
R-79                                                      3.5                                              25
R-80                                                      3.5                                              40
R-81                                                      3.5                                              13
R-82A                                                     3.5                                              62
RP-Q                                                   (note a)                                             0
R-II                                                      3.5                                              39
RP-84                                                     3.5                                             118
RP-85                                                     3.5                                              47
RP-86                                                     3.5                                              17
RP-87                                                     3.5                                              27
RP-88                                                     3.5                                              43
Cash Reserve RP                                        (note b)                                             0
IC-Flexible Savings RP (formally Variable Term RP)     (note d)                                           416
Cash Reserve RP-3 mo.                                  (note e)                                            52
IC-Flexible Savings RP Emp (form. Var Term RP Emp)     (note d)                                            12
RP-Future Value                                        (note f)                                        43,462
RP-Future Value Emp                                    (note f)                                         1,248
RP-Stock Market                                        (note g)                                           331
D-1                                                    (note a)                                             1
                                                                                                  -----------
Total                                                                                                  45,988
                                                                                                  -----------
Accrued for additional credits to be allowed
at next anniversaries:
RP-Stock Market                                                                                         2,475
                                                                                                   ----------
Total single payment                                                                                3,130,635
                                                                                                   ----------
Paid-up certificates:
Series 15 and 20                                         3.25                  47           550           519
  "    15A and 22A                                        3.5               1,504        13,310        12,018
  "    I-76                                               3.5                 737         3,635         2,227
                                                                       ----------    ----------    ----------
Total                                                                       2,288        17,495        14,764
                                                                       ----------    ----------    ----------

                                                                           Balance at beginning of period
                                                                       --------------------------------------
                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves
-----------                                          -------------     ----------    ----------    ----------
Additional credits and accrued interest thereon:
Series 15 and 20                                          2.5             Not           Not                46
  "    15A and 22A                                         3           Applicable    Applicable           672
  "    Series I-76                                        3.5                                             179
                                                                                                  -----------
Total                                                                                                     897
                                                                                                  -----------
Accrued for additional credits to be allowed
at next anniversaries                                                                                       1
                                                                      -----------   -----------   -----------
Total paid-up                                                               2,772        19,729        17,265
                                                                      -----------   -----------   -----------
Optional settlement certificates:
Series 1, IST&G                                            3                   16                          14
Other series and conversions from Single
Payment certificates                                  2.5-3-3-3.5           9,221                      86,006
Series R-76 thru R-82A                                     3                  100                         403
Series R-II & RP-2-84 thru 88                             3.5                  86                       1,895
Reserve Plus Single-Payment                            (note a)               300                       2,827
Reserve Plus Flex-Pay & IC-Q-Inst                      (note a)                23                         123
Series R-Installment                                   (note a)               126                         703
Series R-Single-Payment                                (note a)                63                         192
Additional credits and accrued interest thereon          2.5-3            Not           Not            12,723
Additional credits and accrued int. thereon-IST&G        2.5-3         Applicable    Applicable             0
Accrued for additional credits to be allowed
at next anniversaries                                                                                     289
Accrued for additional credits to be allowed
at next anniversaries-R-76 thru R-82A & R-II                                                                3
Accrued for additional credits to be allowed
at next anniversaries-IST&G                                                                                 0
                                                                      -----------                 -----------
Total optional settlement                                                   9,935                     105,178
                                                                      -----------                 -----------
                                                                                        Not
Due to unlocated certificate holders                                                 Applicable           341
                                                                                                  -----------

Total certificate reserves                                                                          2,887,405
                                                                                                  ===========

                                                                                     Additions
                                                                      ---------------------------------------

                                                                                                    Charged
                                                         Yield          Charged       Reserve       to other
                                                      to maturity      to profit    payments by     accounts
                                                     on an annual       and loss    certificate       (per
Description                                          payment basis     or income      holders       part 2)
-----------                                          -------------     ----------   -----------    ----------
Additional credits and accrued interest thereon:
Series 15 and 20                                          2.5                   1             0             1
  "    15A and 22A                                         3                   17             0             1
  "    Series I-76                                        3.5                   6             0             0
                                                                      -----------   -----------    ----------
Total                                                                          24             0             2
                                                                      -----------   -----------    ----------
Accrued for additional credits to be allowed
at next anniversaries                                                          78             0             0
                                                                      -----------   -----------    ----------
Total paid-up                                                                 640             0         2,932
                                                                      -----------   -----------    ----------
Optional settlement certificates:
Series 1, IST&G                                            3                    0             0             0
Other series and conversions from Single
Payment certificates                                  2.5-3-3-3.5           2,768             0        45,122
Series R-76 thru R-82A                                     3                   10             0             5
Series R-II & RP-2-84 thru 88                             3.5                  39             0            36
Reserve Plus Single-Payment                            (note a)               105             0            34
Reserve Plus Flex-Pay & IC-Q-Inst                      (note a)                 4             0            26
Series R-Installment                                   (note a)                20             0            87
Series R-Single-Payment                                (note a)                 7             0             0
Additional credits and accrued interest thereon          2.5-3                312             0           554
Additional credits and accrued int. thereon-IST&G        2.5-3                  0             0             0
Accrued for additional credits to be allowed
at next anniversaries                                                       1,316             0             0
Accrued for additional credits to be allowed
at next anniversaries-R-76 thru R-82A & R-II                                   18             0             0
Accrued for additional credits to be allowed
at next anniversaries-IST&G                                                     0             0             0
                                                                      -----------   -----------    ----------
Total optional settlement                                                   4,599             0        45,864
                                                                      -----------   -----------    ----------
                                                                                        Not
Due to unlocated certificate holders                                                 Applicable           204
                                                                       ----------   -----------    ----------

Total certificate reserves                                                205,791     1,866,864       180,370
                                                                      ===========   ===========   ===========
Provision for certificate reserves and additional
  credits per Statement of Operations                                     177,527
Provision for reconversion applied against reserve
  recoveries from terminations prior to maturity in
  Statement of Operations                                                       1
Income (loss) from purchased and written call options
  included in provision for certificate reserves
  in Statement of Operations                                               28,263
                                                                      -----------
                                                                          205,791
                                                                      ===========

                                                                                     Deductions
                                                                      ---------------------------------------

                                                                                                    Credited
                                                         Yield                          Cash        to other
                                                      to maturity                    surrenders     accounts
                                                     on an annual                     prior to        (per
Description                                          payment basis     Maturities     maturity      part 2)
-----------                                          -------------     ----------    ----------    ----------
Additional credits and accrued interest thereon:
Series 15 and 20                                          2.5                   6             1            20
  "    15A and 22A                                         3                   87            35            50
  "    Series I-76                                        3.5                   0            30             0
                                                                       ----------    ----------    ----------
Total                                                                          93            66            70
                                                                       ----------    ----------    ----------
Accrued for additional credits to be allowed
at next anniversaries                                                           0             0             2
                                                                       ----------    ----------    ----------
Total paid-up                                                               1,432         2,150         1,720
                                                                       ----------    ----------    ----------
Optional settlement certificates:
Series 1, IST&G                                            3                    5             0             0
Other series and conversions from Single
Payment certificates                                  2.5-3-3-3.5          11,820        10,195             0
Series R-76 thru R-82A                                     3                  100            17             0
Series R-II & RP-2-84 thru 88                             3.5                 154           806             0
Reserve Plus Single-Payment                            (note a)               127           596             0
Reserve Plus Flex-Pay & IC-Q-Inst                      (note a)                17            25             0
Series R-Installment                                   (note a)               127           169             0
Series R-Single-Payment                                (note a)                39            28             0
Additional credits and accrued interest thereon          2.5-3                622           947           652
Additional credits and accrued int. thereon-IST&G        2.5-3                  0             0             0
Accrued for additional credits to be allowed
at next anniversaries                                                          30            (1)          557
Accrued for additional credits to be allowed
at next anniversaries-R-76 thru R-82A & R-II                                    4             0             6
Accrued for additional credits to be allowed
at next anniversaries-IST&G                                                     0             0             0
                                                                       ----------    ----------    ----------
Total optional settlement                                                  13,045        12,782         1,215
                                                                       ----------    ----------    ----------
                                                                          Not
Due to unlocated certificate holders                                   Applicable                         159
                                                                       ----------    ----------    ----------

Total certificate reserves                                                 54,826     1,276,667       180,363
                                                                      ===========   ===========   ===========

                                                                            Balance at close of period
                                                                      ---------------------------------------
                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves
-----------                                          -------------    -----------    ----------    ----------
Additional credits and accrued interest thereon:
Series 15 and 20                                          2.5             Not           Not                21
  "    15A and 22A                                         3           Applicable    Applicable           518
  "    Series I-76                                        3.5                                             155
                                                                                                   ----------
Total                                                                                                     694
                                                                                                   ----------
Accrued for additional credits to be allowed
at next anniversaries                                                                                      77
                                                                       ----------    ----------    ----------
Total paid-up                                                               2,288        17,495        15,535
                                                                       ----------    ----------    ----------
Optional settlement certificates:
Series 1, IST&G                                            3                   14                           9
Other series and conversions from Single
Payment certificates                                  2.5-3-3-3.5           9,910                     111,881
Series R-76 thru R-82A                                     3                   75                         301
Series R-II & RP-2-84 thru 88                             3.5                  69                       1,010
Reserve Plus Single-Payment                            (note a)               231                       2,243
Reserve Plus Flex-Pay & IC-Q-Inst                      (note a)                21                         111
Series R-Installment                                   (note a)               104                         514
Series R-Single-Payment                                (note a)                49                         132
Additional credits and accrued interest thereon          2.5-3            Not           Not            11,368
Additional credits and accrued int. thereon-IST&G        2.5-3         Applicable    Applicable             0
Accrued for additional credits to be allowed
at next anniversaries                                                                                   1,019
Accrued for additional credits to be allowed
at next anniversaries-R-76 thru R-82A & R-II                                                               11
Accrued for additional credits to be allowed
at next anniversaries-IST&G                                                                                 0
                                                                       ----------                  ----------
Total optional settlement                                                  10,473                     128,599
                                                                       ----------                  ----------
                                                                                        Not
Due to unlocated certificate holders                                                 Applicable           386
                                                                                                   ----------

Total certificate reserves                                                                          3,628,574
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

Part 2 - Description of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Year ended December 31, 1995
($ in thousands)



                                  Additions to reserves charged to other accounts
                                ------------------------------------------------------
                                                              Transfers of
                                                              maturities to
                                Reconversions                   extended
                                  of paid-up                   maturities-
                                 certificate                   charged to
                                   charged       Charged       reserves to
                                  to paid-up        to        mature, addi-
                                 reserves and    advance     tional credits/
                                 reserve for     payments     interest and
                                reconversions    reserve    advance payments    Total
                                -------------    --------   ----------------   -------
Reserves to mature installment
certificates:
Series 15, including extended
maturities                                  0           0                  0         0
Series 20, including extended
maturities                                  9           5                  5        19
Series 15A, including extended
maturities                                  0          10                  4        14
Series 22A, including extended
maturities                                344         342              1,969     2,655
Series I-76                                23          32                  0        55
Series Reserve Plus Flexible
Payment                                     0           0                 85        85
Series IC-Q-Installment                     0           0                 90        90
Series IC-Q-Ins                             0           0              3,986     3,986
Series IC-Q-Ins Emp                         0           0                 25        25
Series IC-1                                 0           0              4,003     4,003
Series IC-1 Emp                             0           0                 36        36
Series RP-Q-Installment                     0           0                111       111
Series RP-Q-Flexible Payment                0           0                 29        29
Series RP-Q-Ins                             0           0                134       134
Series RP-Q-Ins Emp                         0           0                  1         1
Series RP-1                                 0           0                 67        67
                                 ------------   ---------    ---------------  --------
Total                                     376         389             10,545    11,310
                                =============   =========    ===============  ========

Part 2 - Description of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Year ended December 31, 1995
($ in thousands)



                                Deductions from reserves credited to other accounts
                                ----------------------------------------------------
                                                Conversions
                                                to optional    Maturities
                                                settlement     transferred
                                Conversions    certificates-   to extended
                                 to paid-up      credited      maturities-
                                certificates-   to optional   credited to
                                  credited      settlement     reserves to
                                 to paid-up    reserves and      mature-
                                 surrender       surrender      extended
                                   income         income       maturities     Total
                                -----------    ------------    -----------    ------
Reserves to mature installment
certificates:
Series 15, including extended
maturities                                0               0              0         0
Series 20, including extended
maturities                               40             581              5       626
Series 15A, including extended
maturities                              199             199              5       403
Series 22A, including extended
maturities                            1,904           2,752          1,968     6,624
Series I-76                             283               0              0       283
Series Reserve Plus Flexible
Payment                                   0               1              0         1
Series IC-Q-Installment                   0              15              0        15
Series IC-Q-Ins                           0              10              0        10
Series IC-Q-Ins Emp                       0               0              0         0
Series IC-1                               0               0              0         0
Series IC-1 Emp                           0               0              0         0
Series RP-Q-Installment                   0              86              0        86
Series RP-Q-Flexible Payment              0               1              0         1
Series RP-Q-Ins                           0               0              0         0
Series RP-Q-Ins Emp                       0               0              0         0
Series RP-1                               0               0              0         0
                                -----------    ------------    -----------   -------
Total                                 2,426           3,645          1,978     8,049
                                ===========    ============   ============   =======

Part 2 - Description of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Year ended December 31, 1995
($ in thousands)


                                      Additions to reserves charged to other accounts
                                 ---------------------------------------------------------

                                                   Additions      Additions to
                                                   to advance      reserves to
                                 Reconversions     payments-     mature-extended
                                   of paid-up      charged to       maturities
Payments made in advance         certificates-      default         charged to
  of current certificate          charged to        interest       reserves to
  year requirements and             paid-up         on late        mature from
  accrued interest thereon:         reserves        payments         maturity        Total
                                 -------------     ----------    ---------------     -----
Series 15, including extended
maturities                                   0              0                  0         0
Series 20, including extended
maturities                                   1              0                  0         1
Series 15A, including extended
maturities                                   0              0                  1         1
Series 22A, including extended
maturities                                  14              0                101       115
Series I-76                                  2              2                  0         4
Series Reserve Plus Flexible
Payment                                      0              0                  0         0
Series IC-Q-Installment                      0              0                  0         0
Series IC-Q-Ins                              0              0                  0         0
Series IC-Q-Ins Emp                          0              0                  0         0
Series IC-1                                  0              0                  0         0
Series IC-1 Emp                              0              0                  0         0
Series RP-Q-Installment                      0              0                  0         0
Series RP-Q-Flexible Payment                 0              0                  0         0
Series RP-Q-Ins                              0              0                  0         0
Series RP-Q-Ins Emp                          0              0                  0         0
Series RP-1                                  0              0                  0         0
                                 -------------     ----------    ---------------    ------
Total                                       17              2                102       121
                                 =============    ===========    ===============    ======

Part 2 - Description of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Year ended December 31, 1995
($ in thousands)


                                           Deductions from reserves credited to other accounts
                                 -----------------------------------------------------------------------
                                                                  Maturities
                                                  Conversions     transferred
                                   Applied to     to optional     to extended
                                 certificates-     settlement     maturities-     Conversions
                                  credited to    certificates-    credited to     to paid-up
Payments made in advance          reserves to       credited       reserves      certificates-
  of current certificate            mature,       to optional     to mature-      credited to
  year requirements and             loading        settlement      extended         paid-up
  accrued interest thereon:      and insurance      reserves      maturities       reserves        Total
                                 -------------   -------------    -----------    -------------     -----
Series 15, including extended
maturities                                   0               0              0                0         0
Series 20, including extended
maturities                                   5              29              0                0        34
Series 15A, including extended
maturities                                  10               2              1                0        13
Series 22A, including extended
maturities                                 343              99            101                2       545
Series I-76                                 32               0              0                1        33
Series Reserve Plus Flexible
Payment                                      0               0              0                0         0
Series IC-Q-Installment                      0               0              0                0         0
Series IC-Q-Ins                              0               0              0                0         0
Series IC-Q-Ins Emp                          0               0              0                0         0
Series IC-1                                  0               0              0                0         0
Series IC-1 Emp                              0               0              0                0         0
Series RP-Q-Installment                      0               0              0                0         0
Series RP-Q-Flexible Payment                 0               0              0                0         0
Series RP-Q-Ins                              0               0              0                0         0
Series RP-Q-Ins Emp                          0               0              0                0         0
Series RP-1                                  0               0              0                0         0
                                 -------------   -------------    -----------    -------------    ------
Total                                      390             130            102                3       625
                                 =============   =============    ===========    =============    ======

PAGE 108
Certificate Reserves
($ in thousands)

Part 2 - Descriptions of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Additional credits on installment certificates and
  accrued interest thereon:
    Other additions are classified as follows:
      Transfers from accruals for additional
        credits to be allowed at next anniversaries       $   108
      Reconversions of paid-up certificates-
        charged to paid-up reserves                            64
      Transfers from maturities to extended maturities        418
                                                           ------
      Total                                                   590
                                                           ======
    Other deductions are classified as follows:
      Transfers to reserves on a quarterly basis for
        Reserve Plus Flexible-Payment, IC-Q-Installment
        and R-Flexible-Payment                            $ 8,572
      Conversions to optional settlement certificates-
        credited to optional settlement reserves              764
      Conversions to paid-up certificates-credited to
        paid-up reserve                                       499
      Transfers to extended maturities at maturity            418
                                                           ------
      Total                                                10,253
                                                           ======
Accrual for additional credits to be allowed on install-
  ment certificates at next anniversaries:
    Other deductions of $108 represent transfers to reserves for additional credits on installment certificates.

Reserve for death and disability refund options:
    Other deductions of $-0- represent payments, in excess of installment reserves, made to certificate holders who exercised the death and disability refund options.

Reserve for reconversions of paid-up certificates:
    The amount of $1 shown as charged to profit and loss has been deducted from reserve recoveries in the accompanying Statement of Operations.

    Other deductions of $1 represent amounts credited to installment certificate reserves to mature, on reconversions of paid-up certificates.

PAGE 109
Certificate Reserves
($ in thousands)

Part 2 - Descriptions of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Paid-up certificates:
  Other additions of $2,932 represent $2,930 conversions from installment certificates (charges to installment reserves less surrender charges) and $2 transferred from accruals for additional credits to be allowed at next anniversaries.

  Other deductions of $1,720 represent $456 transfers credited to installment reserves on reconversions to installment certifi-cates, $2 transferred for accruals for additional credits and accrued interest thereon and $1,262 transferred to settlement options.

Default interest on installment certificates:
  Other additions of $0 represent reconversion of paid-up certificates charged to paid-up reserves.

  Other deductions of $6 represent $5 conversion to paid-up certificates - credited to paid-up reserves, and $1 transferred to advance payments as late payments are credited to certificates.

Optional settlement certificates:
  Other additions of $45,864 represent $44,048 transferred from installment certificate reserves (less surrender charges), Single-Payment and Series D certificate reserves upon election of optional settlement privileges, $1,262 transferred from paid-up certificate reserve and $554 transferred from accruals for additional credits to be allowed at next anniversaries.

  Other deductions of $1,215 represent $557 transferred to reserves for additional credits and accrued interest thereon, and $658 transferred to optional settlement reserves.

Single-Payment certificates:
  Other additions of $119,349 represent $349 transferred from accruals for additional credits to be allowed at next anniversaries and transferred from accruals on a quarterly basis on Reserve Plus Single-Payment $467, R82-B $165, Cash Reserve Single-Payment
    $10, Cash Reserve $203, Cash Reserve 3mo. $10,354, Cash Reserve-
    RP $6, Cash Reserve-RP-3mo. $1,518, Flexible Savings $40,134, Flexible Savings Emp $766, Flexible Savings-RP $8,016, Flexible Savings-RP
    Emp $283, Investors $32,275, Stock Market $13,449, AEBI Stock Market $1,387, Stock Market RP $3,300 and Special Deposits $1,775 and $4,892 transferred from accruals at anniversaries and maintained in a separate reserve account.

PAGE 110
Certificate Reserves
($ in thousands)

Part 2 - Descriptions of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

  Other deductions of $158,227 represent $38,811 Single-Payment and $34 Series D and R Single-Payment transferred to optional settlement reserves, $4,892 transferred to reserves for additional credits and accrued interest thereon, $349 transferred to a separate reserve account from the accrual account and transferred to reserves on a quarterly basis for Reserve Plus Single-Payment $467, R82-B $165,
    Cash Reserve Single-Pay $10, Cash Reserve $203, Cash Reserve-3 $10,354
    Cash Reserve-Qualified $6, Cash Reserve-Qualified-3 $1,518, Flexible Savings $40,134, Flexible Savings Employee $766, Flexible Savings
    Qualified $8,016, Flexible Savings Qualified Emp $283, Investors $13,449 Stock Market $3,300, AEBI Stock Market $1,387, Stock Market RP $32,275 and Special Deposits $1,775 and $33 transferred to Federal tax withholding.

  Due to unlocated certificate holders:
    Other additions of $204 represent amounts equivalent to payments due certificate holders who could not be located.

    Other deductions of $159 represent payments to certificate holders credited to cash.
/TABLE

Part 3 - Information Regarding Installment Certificates
Classified by Age Groupings
($ in thousands)

Year ended December 31, 1995
                                                                                                    Deductions from Reserves
                                                                                                    ------------------------
                                      Number of                                                        Cash
                                    Accounts with            Amount of             Amount of        Surrenders
                      Months     Certificate Holders      Maturity Value           Reserves          Prior to
Certificate Series     Paid         December 31,           December 31,          December 31,        Maturity       Other
------------------    -------    -------------------  ---------------------   -------------------   ----------    ----------
                                   1994       1995      1994        1995        1994        1995
15, including extended
maturities             73-84           1          1           5           5          1          1           0             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
Total                                  1          1           5           5          1          1           0             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
20, including extended
maturities            145-156          1          0           6           0          3          0           0             0
                      157-168          0          1           0           6          0          4           0             0
                      169-180          0          0           0           0          0          0           0             0
                      181-192          0          0           0           0          0          0           0             0
                      193-204          1          0           8           0          6          0           0             0
                      205-216          1          2          20          27         16         23           0             0
                      217-228          1          0          10           0          9          0           0             9
                      229-240 (a)      1          0           5           0          5          0           0             5
                      241-252          0          0           0           0          0          0           0             5
                      253-264          2          0          19           0         11          0           5             0
                      265-276          0          1           0           9          0          6           0             0
                      277-288          1          0          14           0         10          0           0             0
                      289-300          3          1          54          18         34         10           0             0
                      301-312          4          3          41          47         35         36           0             0
                      313-324          3          5          47          52         38         47           0             0
                      325-336          8          3          96          47         84         41           0            16
                      337-348         13          7         149          78        145         72           0            10
                      349-360 (a)     66         10         806         123        799        127         117           581
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
Total                                105         33       1,275         407      1,195        366         122           626
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
15A, including
extended maturities    73-84           1          0          17           0          6          0           0             0
                       85-96           0          1           0          16          0          7           0             0
                       97-108          0          0           0           0          0          0           0             0
                      109-120          0          0           0           0          0          0           0             0
                      121-132          1          0           8           0          5          0           0             0
                      133-144          0          1           0           8          0          6           0             0
                      145-156          0          0           0           0          0          0           0             0
                      157-168          2          1         132          66        116         59           0             0
                      169-180 (a)      4          2          35          88         33         84           0            11
                      181-192          1          1          10           7          7          5           0             0
                      193-204          2          1          12          11          9          8           0             0
                      205-216          3          2          63          12         70          9           8             0
                      217-228         10          2         282          79        243         66           0           171
                      229-240         46          5         546          65        496         60           9            29
                      241-252         23         40         269         479        263        466          60           192
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
Total                                 93         56       1,374         831      1,248        770          77           403
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------

Part 3 - Information Regarding Installment Certificates
Classified by Age Groupings
($ in thousands)

Year ended December 31, 1995
                                                                                                    Deductions from Reserves
                                                                                                    ------------------------
                                      Number of                                                        Cash
                                    Accounts with            Amount of             Amount of        Surrenders
                      Months     Certificate Holders      Maturity Value           Reserves          Prior to
Certificate Series     Paid         December 31,           December 31,          December 31,        Maturity       Other
------------------    -------    -------------------  ---------------------   -------------------   ----------    ----------
                                   1994       1995       1994        1995        1994       1995
22A, including
extended maturities    37-48           1          0          11           0          1          0           0             0
                       49-60           0          2           0          22          0          3           0             0
                       61-72           2          2          56          56         10         10           0             0
                       73-84           2          1          71          13         16          3           0             0
                       85-96           2          2          56          71         14         18           0             0
                       97-108          1          2          19          56          6         16           0             6
                      109-120          6          2         131          38         45         12           0             0
                      121-132          0          5           0         113          0         43           0             0
                      133-144          4          1         118          19         48          8           0            30
                      145-156          7          4         266          62        128         29           2             0
                      157-168         11          5         313         244        165        126          26             0
                      169-180         15         10         394         377        225        216           0            42
                      181-192         15         15         330         379        206        237           2             0
                      193-204         17         15         308         328        209        223           4             0
                      205-216         29         18         690         337        507        249          46           128
                      217-228        122         26       2,261         621      1,807        494          15            94
                      229-240        627        109      10,579       1,956      8,913      1,680         452           713
                      241-252        558        565       8,617       9,154      7,814      8,287         351           471
                      253-264 (a)    489        485       6,759       7,439      6,535      7,207         628         4,358
                      265-276        150        134       3,387       3,353      2,035      2,017         105           255
                      277-288        142        130       2,816       2,890      1,789      1,838         180            57
                      289-300        128        132       2,436       2,481      1,639      1,672          27           169
                      301-312        117        114       1,744       2,131      1,244      1,520          42            81
                      313-324         95        103       1,601       1,539      1,209      1,162          74            80
                      325-336         47         81         715       1,341        570      1,069          21            59
                      337-348         44         43         643         672        540        566          14            64
                      349-360         10         38         140         539        122        476          29            17
                      361-372          0          7           0          91          0         84           9             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
Total                              2,641      2,051      44,461      36,322     35,797     29,265       2,027         6,624
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------

Part 3 - Information Regarding Installment Certificates
Classified by Age Groupings
($ in thousands)

Year ended December 31, 1995
                                                                                                    Deductions from Reserves
                                                                                                    ------------------------
                                      Number of                                                        Cash
                                    Accounts with            Amount of             Amount of        Surrenders
                      Months     Certificate Holders      Maturity Value           Reserves          Prior to
Certificate Series     Paid         December 31,           December 31,          December 31,        Maturity       Other
------------------    -------    -------------------  ---------------------   -------------------   ----------    ----------
                                   1994       1995       1994        1995        1994       1995
I-76                   49-60           1          1          61          62          5          6           0             0
                       61-72           1          0          31           0          4          0           4             0
                       73-84           1          0         123           0         17          0           0             0
                       85-96           4          1         105          31         17          5          19             5
                       97-108          1          2          31          58          5         11           3             0
                      109-120          2          1          52          31         11          6           0             0
                      121-132          3          2          55          52         13         12           7             0
                      133-144          9          4         221          80         58         21           7             6
                      145-156         52          8       1,408         188        423         55          23             9
                      157-168        166         49       4,552       1,301      1,467        430          92           109
                      169-180        176        133       4,438       3,451      1,563      1,222         300            34
                      181-192        214        153       5,028       3,832      1,933      1,474         248            36
                      193-204        238        169       4,844       3,973      2,024      1,658         287            54
                      205-216        213        202       4,712       4,050      2,139      1,832         356            30
                      217-228        119        180       2,820       4,087      1,357      2,003         316             0
                      229-240          0         96           0       2,113          0      1,095         129             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
Total                              1,200      1,001      28,481      23,309     11,036      9,830       1,791           283
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
Reserve Plus Flexible
Payment               121-132         82          0         927           0        354          0           0             0
                      133-144        258         68       2,344         702      1,356        280         137             0
                      145-156        228        220       2,275       1,993      1,216      1,164         383             1
                      157-168          0        178           0       1,705          0        892         435             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
Total                                568        466       5,546       4,400      2,926      2,336         955             1
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------

IC-Q-Installment       97-108        257          0       2,913           0      1,019          0           0             0
                      109-120        856        151       9,209       1,648      3,633        580         407             0
                      121-132         72         87         709         939        393        283         839            15
                      133-144          0         64           0         628          0        335         104             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
Total                              1,185        302      12,831       3,215      5,045      1,198       1,350            15
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------

Part 3 - Information Regarding Installment Certificates
Classified by Age Groupings
($ in thousands)

Year ended December 31, 1995
                                                                                                    Deductions from Reserves
                                                                                                    ------------------------
                                      Number of                                                        Cash
                                    Accounts with            Amount of             Amount of        Surrenders
                      Months     Certificate Holders      Maturity Value           Reserves          Prior to
Certificate Series     Paid         December 31,           December 31,          December 31,        Maturity       Other
------------------    -------    -------------------  ---------------------   -------------------   ----------    ----------
                                   1994       1995       1994        1995        1994       1995
IC-Q-Ins               13-24           1          0           6           0          2          0           0             0
                       25-36       4,876          1      75,611           6     20,778          3           0             0
                       37-48       8,791      2,919     129,292      41,871     40,539     13,764      11,613             0
                       49-60       5,811      5,820      77,633      79,538     28,715     28,903      19,387            10
                       61-72       5,541      4,303      68,420      54,527     31,173     24,690      10,105             0
                       73-84       5,125      3,360      64,455      38,943     29,680     17,845      17,607             0
                       85-96       1,875      3,391      22,029      41,425     10,165     18,292      14,916             0
                       85-108        581      1,292       6,442      14,662      3,006      6,741       4,570             0
                      109-120          0        419           0       4,373          0      2,036       1,300
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
Total                             32,601     21,505     443,888     275,345    164,058    112,274      79,498            10
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------

IC-Q-Ins Emp           13-24           1          0           6           0          1          0           0             0
                       25-36          35          1         809           6        137          2           0             0
                       37-48          62         21         865         655        274        115          54             0
                       49-60          28         36         294         396        129        156         184             0
                       61-72          26         22         232         198        131        109          47             0
                       73-84          25          9         383          75        139         35         100             0
                       85-96          16         16         223         251        131         56         102             0
                       85-96           0         12           0         184          0         78          64             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
Total                                193        117       2,812       1,765        942        551         551             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------

IC-1                    1-12      20,934     19,035     404,109     357,345     21,110     21,298         851             0
                       13-24      16,341     16,818     293,285     315,789     43,444     44,618      11,525             0
                       25-36       9,161     14,059     167,782     249,976     34,332     57,967       6,209             0
                       37-48           0      7,598           0     129,973          0     39,138       6,071             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
Total                             46,436     57,510     865,176   1,053,083     98,886    163,021      24,656             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------

IC-1 Emp                1-12         182        158       3,217       2,648        178        160          25             0
                       13-24         110        120       2,013       1,688        275        271         164             0
                       25-36          80         90       1,875       1,473        281        363          42             0
                       37-48           0         65           0       1,420          0        310          81             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
Total                                372        433       7,105       7,229        734      1,104         312             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------

Part 3 - Information Regarding Installment Certificates
Classified by Age Groupings
($ in thousands)

Year ended December 31, 1995
                                                                                                    Deductions from Reserves
                                                                                                    ------------------------
                                      Number of                                                        Cash
                                    Accounts with            Amount of             Amount of        Surrenders
                      Months     Certificate Holders      Maturity Value           Reserves          Prior to
Certificate Series     Paid         December 31,           December 31,          December 31,        Maturity       Other
------------------    -------    -------------------  ---------------------   -------------------   ----------    ----------
                                   1994       1995       1994        1995        1994       1995
R Flexible Payment    109-120        281          0       4,573           0      1,694          0           0             0
                      121-132         41         52         635         791        346        389         223            76
                      133-144        138         36       1,934         550      1,018        314          44             0
                      145-156        173        103       2,232       1,429      1,779        728         265            10
                      145-156          0        127           0       1,609          0      1,264         491             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
Total                                633        318       9,374       4,379      4,837      2,695       1,023            86
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------

RP-Q-Installment       97-108        130          0       2,141           0        553          0           0             0
                      109-120         82         95         959       1,575        405        367         124             1
                      121-132          0         10           0         129          0         41         125             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
Total                                212        105       3,100       1,704        958        408         249             1
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------

RP-Q-Ins               13-24           1          0          50           0          5          0           0             0
                       25-36          75          0       3,308           0        994          0           5             0
                       37-48         182         50       5,370       1,421      1,541        427         627             0
                       49-60         162        108       3,791       2,423        903        753         894             0
                       61-72         152        116       2,546       2,781        974        676         285             0
                       73-84         202        108       3,070       1,907      1,172        681         331             0
                       85-96          79        137       1,066       2,043        425        863         680             0
                       97-108         27         55         353         626        108        237         209             0
                      109-120          0         21           0         200          0         72          40             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
Total                                880        595      19,554      11,401      6,122      3,709       3,071             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------

RP-Q-Ins Emp           25-36           4          0         169           0         14          0           0             0
                       37-48           1          3           6         150          2         10           8             0
                       49-60           1          1         240           6          3          3           0             0
                       61-72           1          0          20           0          8          0           2             0
                       73-84           0          1           0          20          0         10           0             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
Total                                  7          5         435         176         27         23          10             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------

RP-1                    1-12         169        150       6,429       3,825        260        300          33             0
                       13-24         130        136       4,423       4,734        675        618          23             0
                       25-36         132        115       4,142       3,531        839      1,067         127             0
                       37-48           0         97           0       2,762          0        646         277             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
Total                                431        498      14,994      14,852      1,774      2,631         460             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------

Part 3 - Information Regarding Installment Certificates
Classified by Age Groupings
($ in thousands)

Year ended December 31, 1995
                                                                                                    Deductions from Reserves
                                                                                                    ------------------------
                                      Number of                                                        Cash
                                    Accounts with            Amount of             Amount of        Surrenders
                      Months     Certificate Holders      Maturity Value           Reserves          Prior to
Certificate Series     Paid         December 31,           December 31,          December 31,        Maturity       Other
------------------    -------    -------------------  ---------------------   -------------------   ----------    ----------
                                   1994       1995       1994        1995        1994       1995
RP-1-Emp                1-12           0          3           0         618          0          8           0             0
                       13-24           2          0         636           0          6          0           0             0
                       25-36           0          2           0         636          0          6           0             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------
Total                                  2          5         636       1,254          6         14           0             0
                                 -------    -------   ---------   ---------   --------   --------   ---------     ---------

Total All Series                  87,560     85,001   1,461,047   1,439,677    335,592    330,196     116,152         8,049
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

        IDS CERTIFICATE COMPANY                                           SCHEDULE VII
        Valuation and Qualifying Accounts
        Years ended December 31, 1995, 1994 and 1993
        ($ thousands)
                             Year ended December 31, 1995
                             ----------------------------
                                                 Additions
                                             ----------------
               Reserves           Balance    Charged
            deducted from           at       to costs           Deductions    Balance
              assets to          beginning     and                 from       at end
           which they apply      of period   expenses   Other    reserves    of period
         --------------------    ---------   --------   -----   ----------   ---------
         Allowance for losses:
           Securities               $1,000          0       0          890(a)     110
           Conventional
           first mortgage
           loans                       611          0       0            0         611
           Other assets              2,368        100       0            0       2,468

                             Year ended December 31, 1994
                             ----------------------------
                                                 Additions
                                             ----------------
               Reserves           Balance    Charged
            deducted from           at       to costs           Deductions    Balance
              assets to          beginning     and                 from       at end
           which they apply      of period   expenses   Other    reserves    of period
         --------------------    ---------   --------   -----   ----------   ---------
         Allowance for losses:
           Securities               $2,049          0       0        1,049(a)    1,000
           Conventional
           first mortgage
           loans                       961          0       0          350(b)      611
           Other assets              2,018          0     350(b)         0       2,368

                             Year ended December 31, 1993
                             ----------------------------
                                                 Additions
                                             ----------------
               Reserves           Balance    Charged
            deducted from           at       to costs           Deductions    Balance
              assets to          beginning     and                 from       at end
           which they apply      of period   expenses   Other    reserves    of period
         --------------------    ---------   --------   -----   ----------   ---------
         Allowance for losses:
           Securities              $14,210          0       0       12,161(a)    2,049
           Conventional
           first mortgage
           loans                     1,711          0       0          750(c)      961
           Other assets              1,488          0     530(c)         0       2,018

         a)  Applicable to reversal on securities sold.
         b)  Transferred from mortgage loans on real estate to other assets.
         c)  Represents $530 transferred from mortgage loans on real estate to other assets and $220 reversal.