Form 10-Q
period 1996-03-31
IDS CERTIFICATE CO /MN/
filed 1996-05-14
CIK 52428

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

For the quarterly period ended                  March 31, 1996
                   ----------------------------------------------
                                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                              ----------------  -------------------

For quarter ended                  Commission file number  2-23772
                   -------------                           -------

                        IDS Certificate Company
- -------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

                Delaware                           41-6009975
- -------------------------------------------------------------------
   (State or other jurisdiction of            (I.R.S. Employer
    incorporation or organization)             Identification No.)

          IDS Tower 10, Minneapolis, Minnesota            55440
- -------------------------------------------------------------------
        (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code   (612) 671-3131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.        Yes   X   No
                                 -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 14, 1996

                              150,000 Common shares

PAGE 2
Registrant is a wholly owned subsidiary of American Express Financial Corporation, which is a wholly owned subsidiary of American Express Company, and Registrant meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

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

                             IDS CERTIFICATE COMPANY
                                  BALANCE SHEET
                                  -------------

                                     ASSETS                    March 31,    December 31,
                                     ------                      1996           1995
                                                              (Unaudited)
                                                            -------------- --------------
Qualified Assets:                                                  ($ Thousands)
   Cash and cash equivalents                                      $228,419        $56,873
   Investments in unaffiliated issuers (note 1)                  3,423,818      3,695,937
   Receivables                                                     158,145         92,504
   Investments in and advances to affiliates                         5,691          5,655
   Other                                                            29,194         32,778
                                                                ----------     ----------
     Total qualified assets                                      3,845,267      3,883,747

Other assets                                                        31,763         28,384
                                                                ----------     ----------
     Total assets                                               $3,877,030     $3,912,131
                                                                ==========     ==========

PAGE 4

                     LIABILITIES AND STOCKHOLDER'S EQUITY
                     ------------------------------------
Liabilities:
   Certificate reserves                                         $3,639,365     $3,628,574
   Accounts payable and accrued liabilities                         11,266         15,961
   Deferred federal income taxes                                     5,774         17,289
                                                                ----------     ----------
     Total liabilities                                           3,656,405      3,661,824
                                                                ----------     ----------
Stockholder's equity:
   Common stock                                                      1,500          1,500
   Additional paid-in-capital                                      168,844        168,844
   Retained earnings                                                42,639         50,540
   Unrealized holding gains and losses on
     investment securities - net                                     7,642         29,423
                                                                ----------     ----------
     Total stockholder's equity                                    220,625        250,307
                                                                ----------     ----------
   Total liabilities and
       stockholder's equity                                     $3,877,030     $3,912,131
                                                                ==========     ==========

See note to financial statements.

PAGE 5

                      IDS CERTIFICATE COMPANY

                      STATEMENT OF OPERATIONS                                (Unaudited)
                      -----------------------


                                                             For the Three Months Ended
                                                            -----------------------------
                                                            March 31, 1996 March 31, 1995
                                                            -------------- --------------
                                                                   ($ Thousands)
Investment income                                                  $67,382        $57,044
Investment expenses                                                 16,635         15,571
                                                                   -------        -------
Net investment income before provision
   for certificate reserves and income tax benefit                  50,747         41,473
Net provision for certificate reserves                              49,312         35,600
                                                                   -------        -------
Net investment income before income tax benefit                      1,435          5,873
Income tax benefit                                                   2,659          1,844
                                                                   -------        -------
Net investment income                                                4,094          7,717
                                                                   -------        -------
Realized gain (loss) on investments - net                           (3,173)           162
Income tax benefit (expense)                                         1,111            (57)
                                                                   -------        -------
Net realized gain (loss) on investments                             (2,062)           105
                                                                   -------        -------
Net income - wholly owned subsidiary                                    67             70
                                                                   -------        -------
Net income                                                          $2,099         $7,892
                                                                   =======        =======

See note to financial statements.

PAGE 6

                           IDS CERTIFICATE COMPANY

                           STATEMENT OF CASH FLOWS                         (Unaudited)
                 ------------------------------------------


                                                             For the Three Months Ended
                                                            -----------------------------
                                                            March 31, 1996 March 31, 1995
                                                            -------------- --------------
                                                                   ($ Thousands)
Cash Flows from Operating Activities:
  Net Income                                                        $2,099         $7,892

  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Net income of wholly owned subsidiary                              (67)           (70)
    Certificate reserves                                            49,312         35,600
    Interest income added to certificate loans                        (432)          (484)
    Amortization of premium/discount - net                           3,733          6,681
    Deferred federal income taxes                                      213         (1,637)
    Deferred distribution fees                                         766         (2,792)
    Net (gain) loss on investments                                   3,173           (162)
    (Increase) decrease in dividends and interest receivable         6,328         (4,026)
    (Increase) decrease in other assets                             (4,230)           117
    Decrease in other liabilities                                   (2,278)        (2,639)
                                                                  --------       --------
    Net cash provided by operating activities                       58,617         38,480
                                                                  --------       --------
Cash Flows from Investing Activities:
  Maturity and redemption of investments:
    Held-to-maturity securities                                     75,455         41,728
    Available-for-sale securities                                  157,253         44,613
    Other investments                                                6,661          9,314
  Sale of investments:
    Held-to-maturity securities                                        314          8,000
    Available-for-sale securities                                  132,965              -
  Certificate loan payments                                          1,829          1,487
  Purchase of investments:
    Held-to-maturity securities                                     (8,845)       (16,968)
    Available-for-sale securities                                 (199,644)      (255,778)
    Other investments                                               (2,208)       (10,746)
  Certificate loan fundings                                         (1,182)        (1,922)
                                                                  --------       --------
    Net cash provided by (used in) investing activities           $162,598      ($180,272)
                                                                  --------       --------

See note to financial statements.

PAGE 7

                           IDS CERTIFICATE COMPANY

                           STATEMENT OF CASH FLOWS         (Continued)     (Unaudited)
                 ------------------------------------------
                                                             For the Three Months Ended
                                                            -----------------------------
                                                             Mar. 31, 1996  Mar. 31, 1995
                                                            -------------- --------------
                                                                   ($ Thousands)
Cash Flows from Financing Activities:
  Reserve payments by certificate holders                         $246,068       $512,635
  Capital contribution from Parent                                       -          7,500
  Certificate maturities and cash surrenders                      (285,737)      (376,941)
  Dividend paid                                                    (10,000)             -
                                                                  --------       --------
    Net cash (used in) provided by financing activities            (49,669)       143,194
                                                                  --------       --------
Net Increase In Cash and Cash Equivalents                          171,546          1,402

Cash and Cash Equivalents Beginning of Period                       56,873        140,128
                                                                  --------       --------
Cash and Cash Equivalents End of Period                           $228,419       $141,530
                                                                  ========       ========
Supplemental Disclosures:
  Cash received for income taxes                                      $335           $284
  Certificate maturities and surrenders through loan
    reductions                                                      $2,928         $2,961

See note to financial statements.






IDS CERTIFICATE COMPANY

NOTE TO FINANCIAL STATEMENTS (Unaudited)
($ in Thousands)
- ----------------------------------------

1.  The following is a summary of investments in unaffiliated issuers:

                                                            March 31, 1996  Dec. 31, 1995
                                                            -------------- --------------
Held-to-maturity securities...........................            $936,532     $1,002,905
Available-for-sale securities.........................           2,208,705      2,408,491
First mortgage loans on real estate...................             230,577        233,394
Certificate loans - secured by certificate reserves...              48,004         51,147
                                                               -----------    -----------
Total                                                           $3,423,818     $3,695,937
                                                               ===========    ===========

PAGE 8
                        IDS CERTIFICATE COMPANY
                MANAGEMENT'S NARRATIVE ANALYSIS OF THE
                         RESULTS OF OPERATIONS
                --------------------------------------


During the first three months of 1996, total assets decreased $35 million due primarily to a decrease of $34 million in net unrealized appreciation on investment securities classified as available for sale. The $66 million increase in receivables reflects sales of securities classified as available for sale during the first quarter of 1996, that will settle in April. Certificate reserves increased $11 million during the first quarter of 1996.

Sales of face-amount certificates totaled $224 million during the first quarter of 1996 compared to $472 during the prior year's period. The lower certificate sales resulted primarily from lower accrual rates declared by Registrant during the first quarter of 1996, reflecting lower interest available in the marketplace. Certificate maturities and surrenders totaled $289 million during the first quarter of 1996 compared to $380 million during the comparable period in 1995.

Investment income increased 19% during the first three months of 1996 from the the prior year's period reflecting a higher average balance of invested assets partially offset by lower investment yields.

The 7% increase in investment expenses resulted primarily from higher distribution and investment advisory and services fee of $.9 million and $1.0 million, respectively. The increase in distribution fees reflects quarterly fees paid on Registrant's 11-month Flexible Savings certificate sold during the second quarter of 1995. The increase in investment advisory and services fee reflects a higher asset base on which the fee is calculated. These increases were partially offset by lower amortization of interest rate caps of $.7 million.

Net provision for certificate reserves increased 39% during the first three months of 1996 from the prior year's period reflecting a higher average balance of certificate reserves, and higher accrual rates primarily related to the 11-month Flexible Savings certificate.

The $.8 million increase in income tax benefit on net investment income resulted primarily from a greater portion of net investment income being attributable to tax-advantaged income.

During the first three months of 1996, Registrant sold a held-to-maturity security with an amortized cost and fair value of $.3 million. The sale was due to significant deterioration in the issuer's creditworthiness. During the same period, securities classified as available for sale were sold with an amortized cost and fair value of $210 million and $205 million, respectively. The securities were sold to strengthen Registrant's cash position in PAGE 9 anticipation of cash outflows from surrenders of the 11-month
Flexible Savings certificate during the second quarter of 1996.
The anticipated surrenders reflect lower interest rates to be declared by Registrant at the certificates' term renewal.

Certificate reserve financing activities used net cash of $40 million during the first three months of 1996 compared to net cash provided of $136 million during the prior year's period. The change resulted primarily from lower certificate sales.

During the first quarter of 1996, Registrant paid a cash dividend to its Parent of $10 million.

PAGE 10
                        IDS CERTIFICATE COMPANY

                      PART II.  OTHER INFORMATION
                      ---------------------------

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a)  The following exhibits are incorporated herein by reference:

    1.  (a)    Copy of Distribution Agreement dated March 29, 1996
               between Registrant and American Express Service
               Corporation filed electronically as Exhibit 1(b) to Post-Effective Amendment No. 17 to Registration
               Statement No. 2-95577, is incorporated herein by reference.

    3.  (a)    Certificate of Incorporation, dated December 31,
               1977, filed electronically as Exhibit 3(a) to Post-Effective Amendment No. 2 to Registration
               Statement No. 2-95577, is incorporated herein by reference.

        (b) Certificate of Amendment, dated February 9, 1984, filed electronically as Exhibit 3(b) to Post-Effective Amendment No. 2 to Registration
               Statement No. 2-95577, is incorporated herein by reference.

        (c)    By-Laws, dated December 31, 1977, filed
               electronically as Exhibit 3(c) to Post-Effective
               Amendment No. 2 to Registration Statement No.
               2-95577, is incorporated herein by reference.

   24.  (a)    Officers' Power of Attorney, dated May 17, 1994,
               filed electronically as Exhibit 25(a) to Post-Effective Amendment No. 13 to Registration
               Statement No. 2-95577, is incorporated herein by reference.

        (b) Directors' Power of Attorney, dated February 29, 1996, filed electronically as Exhibit 25(b) to Post-Effective Amendment No. 17 to Registration Statement No. 2-95577, is incorporated herein by reference.

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

PAGE 11
                          SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REGISTRANT                     IDS CERTIFICATE COMPANY


BY

NAME AND TITLE            Stuart A. Sedlacek, President and
                          Director (Principal Executive Officer)
DATE                      May 14, 1996

BY

NAME AND TITLE            Jay Hatlestad, Vice President and
                          Controller (Principal Accounting Officer)
DATE                      May 14, 1996