Form 10-Q
period 1996-06-30
IDS CERTIFICATE CO /MN/
filed 1996-08-13
CIK 52428

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

For the quarterly period ended                  June 30, 1996
                                 ------------------------------
                                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                                -------------     ---------------

For quarter ended                   Commission file number  2-23772
                 ------------------                         -------

                        IDS Certificate Company
- -------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

                Delaware                            41-6009975
- -------------------------------------------------------------------
   (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)              Identification No.)

            IDS Tower 10, Minneapolis, Minnesota            55440
- -------------------------------------------------------------------
        (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code   (612) 671-3131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.        Yes   X   No
                                 -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 13, 1996

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

                             IDS CERTIFICATE COMPANY
                                  BALANCE SHEET
                                  -------------

                                     ASSETS                    June 30,   December 31,
                                     ------                      1996          1995
                                                             (Unaudited)
                                                            ------------- -------------
                                                                   ($ Thousands)
Qualified Assets:
   Cash and cash equivalents                                     $117,847       $56,873
   Investments in unaffiliated issuers (note 1)                 3,171,092     3,695,937
   Receivables                                                     48,175        92,504
   Investments in and advances to affiliates                        5,749         5,655
   Other                                                           27,668        32,778
                                                               ----------    ----------
     Total qualified assets                                     3,370,531     3,883,747

Other assets                                                       26,996        28,384
                                                               ----------    ----------
     Total assets                                              $3,397,527    $3,912,131
                                                               ==========    ==========

PAGE 4

                     LIABILITIES AND STOCKHOLDER'S EQUITY
                     ------------------------------------
Liabilities:
   Certificate reserves                                        $3,162,886    $3,628,574
   Accounts payable and accrued liabilities                        25,741        15,961
   Deferred federal income taxes                                    1,109        17,289
                                                               ----------    ----------
     Total liabilities                                          3,189,736     3,661,824
                                                               ----------    ----------
Stockholder's equity:
   Common stock                                                     1,500         1,500
   Additional paid-in-capital                                     168,844       168,844
   Retained earnings                                               38,493        50,540
   Unrealized holding gains (losses) on
     investment securities - net                                   (1,046)       29,423
                                                               ----------    ----------
     Total stockholder's equity                                   207,791       250,307
                                                               ----------    ----------
   Total liabilities and
       stockholder's equity                                    $3,397,527    $3,912,131
                                                               ==========    ==========

See note to financial statements.

PAGE 5

                      IDS CERTIFICATE COMPANY

                      STATEMENT OF OPERATIONS                                                           (Unaudited)
                      -----------------------


                                                             For the Three Months Ended  For the Six Months Ended
                                                            --------------------------- ---------------------------
                                                            June 30, 1996 June 30, 1995 June 30, 1996 June 30, 1995
                                                            ------------- ------------- ------------- -------------
                                                                                 ($ Thousands)
Investment income                                                 $63,440       $61,637      $130,822      $118,681
Investment expenses                                                15,522        15,266        32,157        30,837
                                                                 --------      --------      --------      --------
Net investment income before provision
   for certificate reserves and income tax benefit                 47,918        46,371        98,665        87,844
Net provision for certificate reserves                             43,880        40,714        93,192        76,314
                                                                 --------      --------      --------      --------
Net investment income before income tax benefit                     4,038         5,657         5,473        11,530
Income tax benefit                                                  1,652         1,855         4,311         3,699
                                                                 --------      --------      --------      --------
Net investment income                                               5,690         7,512         9,784        15,229
                                                                 --------      --------      --------      --------
Realized gain (loss) on investments - net                             114             2        (3,059)          164
Income tax benefit (expense)                                          (41)            -         1,070           (57)
                                                                 --------      --------      --------      --------
Net realized gain (loss) on investments                                73             2        (1,989)          107
                                                                 --------      --------      --------      --------
Net income - wholly owned subsidiary                                   91            91           158           161
                                                                 --------      --------      --------      --------
Net income                                                         $5,854        $7,605        $7,953       $15,497
                                                                 ========      ========      ========      ========

See note to financial statements.

PAGE 6

                           IDS CERTIFICATE COMPANY

                           STATEMENT OF CASH FLOWS                           (Unaudited)
                 ------------------------------------------


                                                              For the Six Months Ended
                                                            ----------------------------
                                                            June 30, 1996 June 30, 1995
                                                            ------------- --------------
                                                                   ($ Thousands)
Cash Flows from Operating Activities:
  Net Income                                                       $7,953       $15,497

  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Net income of wholly owned subsidiary                            (158)         (161)
    Certificate reserves                                           93,192        76,314
    Interest income added to certificate loans                       (823)       (1,001)
    Amortization of premium/discount - net                          7,184        10,649
    Deferred federal income taxes                                     227        (1,686)
    Deferred distribution fees                                      1,295        (2,594)
    Net (gain) loss on investments                                  3,059          (164)
    (Increase) decrease in dividends and interest receivable        6,328        (6,679)
    Increase in other assets                                            -        (1,371)
    Decrease in other liabilities                                    (563)       (1,533)
                                                                ----------    ----------
    Net cash provided by operating activities                     117,694        87,271
                                                                ----------    ----------
Cash Flows from Investing Activities:
  Maturity and redemption of investments:
    Held-to-maturity securities                                   115,364        86,653
    Available-for-sale securities                                 288,348        77,699
    Other investments                                              21,810        22,637
  Sale of investments:
    Held-to-maturity securities                                       314         8,714
    Available-for-sale securities                                 347,730        37,268
  Certificate loan payments                                         3,444         3,005
  Purchase of investments:
    Held-to-maturity securities                                   (12,650)     (115,931)
    Available-for-sale securities                                (230,291)     (630,405)
    Other investments                                              (5,984)      (12,924)
  Certificate loan fundings                                        (2,463)       (4,038)
                                                                ----------    ----------
    Net cash provided by (used in) investing activities          $525,622     ($527,322)
                                                                ----------    ----------

See note to financial statements.

PAGE 7

                           IDS CERTIFICATE COMPANY

                           STATEMENT OF CASH FLOWS         (Continued)    (Unaudited)
                 ------------------------------------------
                                                              For the Six Months Ended
                                                            ----------------------------
                                                            June 30, 1996 June 30, 1995
                                                            ------------- --------------
                                                                   ($ Thousands)
Cash Flows from Financing Activities:
  Reserve payments by certificate holders                        $560,796    $1,207,229
  Unapplied reserve payments by certificate holders                     -       110,262
  Capital contribution from Parent                                      -        28,500
  Certificate maturities and cash surrenders                   (1,123,138)     (732,871)
  Dividends paid                                                  (20,000)            -
                                                                ----------    ----------
    Net cash (used in) provided by financing activities          (582,342)      613,120
                                                                ----------    ----------
Net Increase In Cash and Cash Equivalents                          60,974       173,069

Cash and Cash Equivalents Beginning of Period                      56,873       140,128
                                                                ----------    ----------
Cash and Cash Equivalents End of Period                          $117,847      $313,197
                                                                ==========    ==========
Supplemental Disclosures:
  Cash received for income taxes                                   $7,661          $619
  Certificate maturities and surrenders through loan
    reductions                                                     $4,745        $5,526

See note to financial statements.






IDS CERTIFICATE COMPANY

NOTE TO FINANCIAL STATEMENTS (Unaudited)
($ in Thousands)
- ----------------------------------------

1.  The following is a summary of investments in unaffiliated issuers:

                                                            June 30, 1996 Dec. 31, 1995
                                                            ----------------------------
Held-to-maturity securities...........................           $900,258    $1,002,905
Available-for-sale securities.........................          2,004,022     2,408,491
First mortgage loans on real estate...................            220,569       233,394
Certificate loans - secured by certificate reserves...             46,243        51,147
                                                               -----------   -----------
Total                                                          $3,171,092    $3,695,937
                                                               ===========   ===========

PAGE 8
                        IDS CERTIFICATE COMPANY
                MANAGEMENT'S NARRATIVE ANALYSIS OF THE
                         RESULTS OF OPERATIONS
                --------------------------------------


During the first six months of 1996, total assets and certificate reserves decreased $515 million and $466 million, respectively. The decrease in total assets and certificate reserves resulted primarily from certificate maturities and surrenders exceeding certificate sales. A decrease in unrealized appreciation on available-for-sale securities of $47 million contributed also to the decrease in total assets. During the same period, receivable for securities sold decreased $38 million and payable for securities purchased increased $14 million.

Sales of face-amount certificates totaled $224 million and $293 million during the first and second quarters of 1996, respectively, compared to $472 million and $669 million during the comparable periods in 1995, respectively. The lower certificate sales during the first and second quarters of 1996 resulted primarily from lower accrual rates declared by Registrant during those periods. Certificate maturities and surrenders totaled $289 million and $839 million during the first and second quarters of 1996, respectively, compared to $380 million and $358 million during the comparable periods in 1995, respectively. The higher certificate maturities and surrenders during the second quarter of 1996 resulted primarily from surrenders of Registrant's 11-month Flexible Savings certificate due to lower accrual rates declared by Registrant on the certificates at term renewal.

Investment income increased 11% during the first six months of 1996 from the the prior year's period reflecting a higher average balance of invested assets partially offset by lower investment yields.

Investment expenses increased 4.3% during the first six months of 1996 from the the prior year's period. The increase resulted primarily from higher investment advisory and services fees of $1.5 million reflecting a higher average asset base on which the fee is calculated. This increase was partially offset by lower amortization of interest rate caps of $.7 million.

Net provision for certificate reserves increased 23% during the first six months of 1996 from the prior year's period reflecting a higher average balance of certificate reserves and higher accrual rates primarily related to the 11-month Flexible Savings certificate.

The $.6 million increase in income tax benefit on net investment income before income tax benefit resulted primarily from a greater portion of net investment before income tax benefit being attributable to tax-advantaged income.

During the first six months of 1996, Registrant sold a held-to-maturity security with an amortized cost and fair value of $.3 million. The sale was due to significant deterioration in the issuers' creditworthiness. During the same period, securities classified as available for sale were sold with an amortized cost PAGE 9 and fair value of $315 million and $310 million, respectively. The securities were sold to cover the cash outflows from surrenders of the 11-month Flexible Savings certificate.

Certificate reserve financing activities used net cash of $562 million during the first six months of 1996 compared to net cash provided of $474 million during the prior year's period. The change resulted primarily from surrenders of the 11-month Flexible Savings certificate during the second quarter of 1996 and lower certificate sales during the first six months of 1996.

During the first six months of 1996, Registrant paid cash dividends to its Parent aggregating $20 million.

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

REGISTRANT                 IDS CERTIFICATE COMPANY


BY

NAME AND TITLE             Stuart A. Sedlacek, President and
                           Director (Principal Executive Officer)
DATE                       August 13, 1996

BY

NAME AND TITLE             Jay Hatlestad, Vice President and
                           Controller (duly authorized officer and
                           Chief Accounting Officer)
DATE                       August 13, 1996