Form 10-Q
period 1996-09-30
IDS CERTIFICATE CO /MN/
filed 1996-11-12
CIK 52428

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

For the quarterly period ended      September 30, 1996
                               ---------------------------
                                OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                              ----------  -----------------------

For quarter ended                  Commission file number  2-23772
                   -----------                             -------

                        IDS Certificate Company
-------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

                Delaware                           41-6009975
-------------------------------------------------------------------
   (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)            Identification No.)

            IDS Tower 10, Minneapolis, Minnesota            55440
-------------------------------------------------------------------
         (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code   (612) 671-3131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.        Yes   X   No
                                 -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 12, 1996

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

                             IDS CERTIFICATE COMPANY
                                  BALANCE SHEET
                                  -------------

                                     ASSETS                September 30,  December 31,
                                     ------                      1996           1995
                                                              (Unaudited)
                                                           ----------------------------
                                                                   ($ Thousands)
Qualified Assets:
   Cash and cash equivalents                                       $59,778     $56,873
   Investments in unaffiliated issuers                           3,284,731   3,695,937
   Receivables                                                      42,072      92,504
   Investments in and advances to affiliates                         5,807       5,655
   Other                                                            27,567      32,778
                                                               -----------  -----------
     Total qualified assets                                      3,419,955   3,883,747

Other assets                                                        26,288      28,384
                                                               -----------  -----------
     Total assets                                               $3,446,243  $3,912,131
                                                               ===========  ===========
See note to financial statements.

PAGE 4

                     LIABILITIES AND STOCKHOLDER'S EQUITY
                     ------------------------------------
Liabilities:
   Certificate reserves                                         $3,197,880   $3,628,574
   Accounts payable and accrued liabilities                         44,182       15,961
   Deferred federal income taxes                                     3,182       17,289
                                                               -----------   ----------
     Total liabilities                                           3,245,244    3,661,824
                                                               -----------   ----------
Stockholder's equity:
   Common stock                                                      1,500        1,500
   Additional paid-in-capital                                      168,844      168,844
   Retained earnings                                                27,219       50,540
   Unrealized holding gains on
     investment securities - net                                     3,436       29,423
                                                               -----------  -----------
     Total stockholder's equity                                    200,999      250,307
                                                               -----------  -----------
   Total liabilities and
       stockholder's equity                                     $3,446,243   $3,912,131
                                                               ===========   ==========

See note to financial statements.

PAGE 5

                             IDS CERTIFICATE COMPANY

                             STATEMENT OF OPERATIONS                                                        (Unaudited)
                             -----------------------


                                                             For the Three Months Ended     For the Nine Months Ended
                                                            ----------------------------- -----------------------------
                                                            Sept. 30, 1996 Sept. 30, 1995 Sept. 30, 1996 Sept. 30, 1995
                                                            -------------- -------------- -------------- --------------
                                                                                  ($ Thousands)
Investment income                                                  $60,191        $69,355       $191,013       $188,036
Investment expenses                                                 15,289         16,298         47,446         47,135
                                                                 ---------      ---------      ---------      ---------
Net investment income before provision
   for certificate reserves and income tax benefit                  44,902         53,057        143,567        140,901
Net provision for certificate reserves                              39,192         49,925        132,384        126,239
                                                                 ---------      ---------      ---------      ---------
Net investment income before income tax benefit                      5,710          3,132         11,183         14,662
Income tax benefit                                                   1,097          2,787          5,408          6,486
                                                                 ---------      ---------      ---------      ---------
Net investment income                                                6,807          5,919         16,591         21,148
                                                                 ---------      ---------      ---------      ---------
Realized gain (loss) on investments - net                            2,813           (101)          (246)            63
Income tax benefit (expense)                                          (984)            35             86            (22)
                                                                 ---------      ---------      ---------      ---------
Net realized gain (loss) on investments                              1,829            (66)          (160)            41
                                                                 ---------      ---------      ---------      ---------
Net income - wholly owned subsidiary                                    90            133            248            294
                                                                 ---------      ---------      ---------      ---------
Net income                                                          $8,726         $5,986        $16,679        $21,483
                                                                 =========      =========      =========      =========

See note to financial statements.

PAGE 6

                           IDS CERTIFICATE COMPANY

                          STATEMENT OF CASH FLOWS                           (Unaudited)
                 ------------------------------------------


                                                              For the Nine Months Ended
                                                          -----------------------------
                                                          Sept. 30, 1996 Sept. 30, 1995
                                                          -------------- --------------
                                                                   ($ Thousands)
Cash Flows from Operating Activities:
  Net Income                                                       $16,679     $21,483

  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Net income of wholly owned subsidiary                             (248)       (294)
    Certificate reserves                                           132,384     126,239
    Interest income added to certificate loans                      (1,238)     (1,458)
    Amortization of premium/discount - net                          10,696      15,112
    Deferred federal income taxes                                     (114)     (1,622)
    Deferred distribution fees                                       2,000      (1,903)
    Net (gain) loss on investments                                     246         (63)
    (Increase) decrease in dividends and interest receivable         8,031      (8,975)
    Increase in other assets                                            -          (48)
    Increase (decrease) in other liabilities                         1,181      (1,895)
                                                                ----------   ----------
    Net cash provided by operating activities                      169,617     146,576
                                                                ----------   ----------
Cash Flows from Investing Activities:
  Maturity and redemption of investments:
    Held-to-maturity securities                                    128,479      136,958
    Available-for-sale securities                                  388,277      172,615
    Other investments                                               32,291       32,865
  Sale of investments:
    Held-to-maturity securities                                     24,984      20,267
    Available-for-sale securities                                  352,130      42,692
  Certificate loan payments                                          4,662       4,642
  Purchase of investments:
    Held-to-maturity securities                                    (44,141)   (133,193)
    Available-for-sale securities                                 (429,294) (1,119,336)
    Other investments                                               (9,296)    (15,118)
  Certificate loan fundings                                         (4,056)     (6,145)
                                                                ----------   ----------
    Net cash provided by (used in) investing activities           $444,036   ($863,753)
                                                                ----------   ----------

See note to financial statements.

PAGE 7

                           IDS CERTIFICATE COMPANY

                           STATEMENT OF CASH FLOWS         (Continued)      (Unaudited)
                   ---------------------------------------
                                                              For the Nine Months Ended
                                                          -----------------------------
                                                          Sept. 30, 1996 Sept. 30, 1995
                                                          -------------- --------------
                                                                   ($ Thousands)
Cash Flows from Financing Activities:
  Reserve payments by certificate holders                         $826,829  $1,638,250
  Capital contribution from Parent                                      -       28,500
  Certificate maturities and cash surrenders                    (1,397,577)   (994,229)
  Dividends paid                                                   (40,000)          -
                                                                ----------   ----------
    Net cash (used in) provided by financing activities           (610,748)    672,521
                                                                ----------   ----------
Net Increase (Decrease) In Cash and Cash Equivalents                 2,905     (44,656)

Cash and Cash Equivalents Beginning of Period                       56,873     140,128
                                                                ----------  ----------
Cash and Cash Equivalents End of Period                            $59,778     $95,472
                                                                ==========  ==========
Supplemental Disclosures:
  Cash received for income taxes                                    $8,122      $4,832
  Certificate maturities and surrenders through loan
    reductions                                                      $6,571      $7,966

See note to financial statements.






IDS CERTIFICATE COMPANY

NOTE TO FINANCIAL STATEMENTS (Unaudited)
($ in Thousands)
----------------------------------------

1.  The following is a summary of investments in unaffiliated issuers:

                                                         Sept. 30, 1996  Dec. 31, 1995
                                                         -------------- --------------
Held-to-maturity securities...........................            $896,527  $1,002,905
Available-for-sale securities.........................           2,128,000   2,408,491
First mortgage loans on real estate...................             214,997     233,394
Certificate loans - secured by certificate reserves...              45,207      51,147
                                                               -----------  -----------
Total                                                           $3,284,731  $3,695,937
                                                               ===========  ===========

PAGE 8
                MANAGEMENT'S NARRATIVE ANALYSIS OF THE
                         RESULTS OF OPERATIONS
                --------------------------------------


During the first nine months of 1996, total assets and certificate reserves decreased $466 million and $431 million, respectively.
The decrease in total assets and certificate reserves resulted primarily from certificate maturities and surrenders exceeding certificate sales. A decrease in unrealized appreciation on available-for-sale securities of $40 million contributed also to the decrease in total assets. During the same period, receivable for securities sold decreased $42 million and payable for securities purchased increased $32 million.

Sales of face-amount certificates totaled $293 million and $243 million during the second and third quarters of 1996, respectively, compared to $669 million and $408 million during the comparable periods in 1995, respectively. The lower certificate sales during the second and third quarters of 1996 resulted primarily from lower accrual rates declared by Registrant during those periods. Certificate maturities and surrenders totaled $839 million and $276 million during the second and third quarters of 1996, respectively, compared to $358 million and $264 million during the comparable periods in 1995, respectively. The higher certificate maturities and surrenders during the second quarter of 1996 resulted primarily from surrenders of Registrant's 11-month Flexible Savings certificate due to lower accrual rates declared by Registrant on the certificates at term renewal.

For the first nine months of 1996 and 1995, face-amount certificate sales totaled $760 million and $1,549 million, respectively.
Certificate maturities and surrenders for the first nine months of 1996 and 1995 totaled $1,404 million $1,002 million, respectively.

Investment income increased 1.6% during the first nine months of 1996 from the prior year's period reflecting a higher average balance of invested assets partially offset by lower investment yields.

Investment expenses increased slightly during the first nine months of 1996 from the prior year's period. The increase resulted primarily from higher investment advisory and services fees of $1.0 million reflecting a higher average asset base on which the fee is calculated. This increase was partially offset by lower distribution fees of $.5 million.

Net provision for certificate reserves increased 4.9% during the first nine months of 1996 from the prior year's period reflecting a higher average balance of certificate reserves.

During the first nine months of 1996, Registrant sold held-to-maturity securities with an amortized cost and fair value of $2.3 million and $1.8 million, respectively. The sales were due to significant deterioration in the issuers' creditworthiness.
In addition, a held-to-maturity security with an amortized cost of $20 million was tendered for $23.2 million. By not accepting the PAGE 9 tender offer, Management believes it would have left Registrant vulnerable to issuer's credit deterioration and it is reasonably probable, impairment of investment and/or dividends would occur.
During the same period, securities classified as available for sale were sold with an amortized cost and fair value of $315 million and $310 million, respectively. The securities were sold to cover the cash outflows from surrenders of the 11-month Flexible Savings certificate.

Certificate reserve financing activities used net cash of $571 million during the first nine months of 1996 compared to net cash provided of $644 million during the prior year's period. The change resulted primarily from surrenders of the 11-month Flexible Savings certificate during the second quarter of 1996 and lower certificate sales during the first nine months of 1996.

During the first nine months of 1996, Registrant paid cash dividends to its Parent aggregating $40 million.

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

REGISTRANT                         IDS CERTIFICATE COMPANY


BY

NAME AND TITLE             Stuart A. Sedlacek, President and
                           Director (Principal Executive Officer)
DATE                       November 12, 1996

BY

NAME AND TITLE             Jay Hatlestad, Vice President and
                           Controller (duly authorized officer and
                           Chief Accounting Officer)
DATE                       November 12, 1996