Form 10-K
period 1996-12-31
IDS CERTIFICATE CO /MN/
filed 1997-03-27
CIK 52428

PAGE 1
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 30(a) OF THE INVESTMENT
     COMPANY ACT OF 1940 AND SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996
                               OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

                                 Name of each exchange on
Title of each class: None        which registered:  None


Securities registered pursuant to Section 12(g) of the Act:

Title of class: None

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
                              None

The registrant meets the conditions set forth in General
Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

The Exhibit Index is located on sequential pages  16-18.

PAGE 3
Item 1.  Business

      IDS Certificate Company (IDSC) is incorporated under the laws of Delaware. Its principal executive offices are located in the IDS Tower, Minneapolis, Minnesota, and its telephone number is
(612) 671-3131. American Express Financial Corporation (formerly known as IDS Financial Corporation), a Delaware corporation, IDS Tower 10, Minneapolis, Minnesota 55440-0010, owns 100% of the outstanding voting securities of IDSC. As of January 1, 1995 IDS Financial Corporation changed its name to American Express Financial Corporation. American Express Financial Corporation is a wholly owned subsidiary of American Express Company (American Express), a New York Corporation, with headquarters at American Express Tower, World Financial Center, New York, New York.

      IDSC is a face-amount certificate investment company, registered under the Investment Company Act of 1940 (1940 Act). IDSC is in the business of issuing face-amount certificates. Face-amount certificates issued by IDSC entitle the certificate owner to receive, at maturity, a stated amount of money and interest or credits declared from time to time by IDSC, in its discretion.

      IDSC is continuously engaged in new product development.
IDSC currently offers eight certificates to the public: "IDS Future Value Certificate," "IDS Cash Reserve Certificate," "IDS Flexible Savings Certificate" (formerly "IDS Variable Term Certificate"),"IDS Installment Certificate," "IDS Preferred Investors Certificate," "IDS Stock Market Certificate" (marketed in some channels as "American Express Stock Market Certificate"), "American Express Investors Certificate," and "American Express Special Deposits." The American Express Special Deposits is only offered for sale in England and Hong Kong and is not registered for sale in the United States. All certificates are currently sold without a sales charge. The IDS Installment Certificate, the IDS Flexible Savings Certificate, the IDS Stock Market Certificate, the IDS Preferred Investors Certificate, the American Express Stock Market Certificate, the American Express Investors Certificate and the American Express Special Deposits currently bear surrender charges for premature surrenders. All of the above described certificates, except the American Express Special Deposits, are distributed pursuant to a Distribution Agreement with American Express Financial Advisors Inc. (formerly known as IDS Financial Services Inc.), an affiliate of IDSC. With respect to the American Express Investors Certificate and the American Express Stock Market Certificate, American Express Financial Advisors Inc., in turn, has Selling Agent Agreements with American Express Bank International
(AEBI), a subsidiary of American Express, and Coutts & Co. (USA) International (Coutts), a subsidiary of National Westminster Bank PLC, for selling the certificates. With respect to the American Express Special Deposits, IDSC has a Marketing Agreement with American Express Bank Ltd. (AEB), a subsidiary of American Express, for marketing the certificate. IDSC has a Distribution Agreement with American Express Service Corporation (AESC) under which AESC can distribute the IDS Stock Market Certificate and potentially other certificates through a direct marketing channel of distribution known as American Express Financial Direct, but there is no assurance that IDS certificates will be so distributed.

PAGE 4
      AEBI and Coutts are Edge Act corporations organized under the provisions of Section 25(a) of the Federal Reserve Act. American Express Financial Advisors Inc. has entered into a consulting agreement with AEBI under which AEBI provides consulting services related to any selling agent agreements between American Express Financial Advisors Inc. and other Edge Act corporations.

      IDSC also offers one certificate in connection with certain employee benefit plans available to eligible American Express Financial Corporation employees, financial advisors, retirees, and eligible employees of the IDS Mutual Fund Group. This certificate is called the Series D-1 Investment Certificate.

      Except for the American Express Investors Certificate and the American Express Special Deposits, all of the certificates are available as qualified investments for Individual Retirement
Accounts (IRAs), or 401(k) plans and other qualified retirement plans.

      The specified maturities of the certificates range from four to twenty years. Within that maturity period, most certificates have terms ranging from three to thirty-six months. Interest rates change and certificate owners can surrender their certificates without penalty at term end.

      The IDS Future Value Certificate is a single payment certificate on which IDSC guarantees interest in advance for a 4, 5, 6, 7, 8, 9, or 10-year maturity, at the buyer's option. IDSC has decided to discontinue sales of IDS Future Value Certificate after April 30, 1997.

      The IDS Cash Reserve Certificate is a single pay certificate that permits additional investments and on which IDSC guarantees interest in advance for a three-month term.

      The IDS Flexible Savings Certificate is a single payment certificate that permits a limited amount of additional payments and on which IDSC guarantees interest in advance for a term of 6, 12, 18, 24, 30, or 36 months, and potentially other terms, at the buyer's option.

      The IDS Installment Certificate is an installment payment certificate that declares interest in advance for a three-month period and offers bonuses in the third through sixth years for regular investments.

      The IDS Stock Market Certificate is a single payment certificate that offers the certificate owner the opportunity to have all or part of his/her interest tied to stock market performance, as measured by a broad stock market index, with return of principal guaranteed by IDSC. The owner can also choose to earn a fixed rate of interest. This certificate is sold to clients of American Express Financial Advisors Inc..

PAGE 5
      The American Express Stock Market Certificate is a single payment certificate that offers the certificate owner the opportunity to have all or part of his/her interest tied to stock market performance, as measured by a broad stock market index, with return of principal guaranteed by IDSC. The owner can also choose to earn a fixed rate of interest. This certificate is sold by AEBI and Coutts, under Selling Agent Agreements with American Express Financial Advisors Inc. to AEBI's clients and certain of Coutts' clients, respectively, who are neither citizens nor residents of the United States.

      The American Express Investors Certificate is a single payment certificate that generally permits additional payments within 15 days of term renewal. Interest rates are guaranteed in advance by IDSC for a term of 1, 2, 3, 6, 12, 24, or 36 months, at the buyer's option. This certificate is currently sold by AEBI and Coutts, under Selling Agent Agreements with American Express Financial Advisors Inc., only to AEBI's clients and certain of Coutts' clients, respectively, who are neither citizens nor residents of the United States.

      The IDS Preferred Investors Certificate is a single payment certificate that combines a fixed rate of return with IDSC's guarantee of principal for investments of $250,000 to $5,000,000.

      The American Express Special Deposits is a single payment certificate that generally permits additional payments within 15 days of term renewal. Interest rates are guaranteed in advance by IDSC for a term of 1, 2, 3, 6, 12, 24, or 36 months, at the buyer's option. This certificate is currently marketed by AEB through its London and Hong Kong offices, under a Marketing Agreement with IDSC, only to AEB's clients who are neither citizens nor residents of the United States. This certificate is not registered for sale in the United States.

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

PAGE 6
      For all the certificates, except for the American Express Investors Certificate, IDS Preferred Investors Certificate, and the American Express Special Deposits, IDSC's current policy is to re-evaluate the certificate rates weekly to respond to marketplace changes. For the American Express Investors Certificate, IDS Preferred Investors Certificate, and the American Express Special Deposits, IDSC's current policy is to re-evaluate the rates on a daily basis. For each product, IDSC refers to an independent index to set the rates for new sales. Except for American Express Special Deposits, IDSC must set the rates for an initial purchase of the certificate within a specified range of the rate from such index. For renewals, IDSC uses such rates as an indication of the competitors' rates, but is not required to set rates within a specified range.

      For the IDS Flexible Savings Certificate, IDS Future Value Certificate, IDS Cash Reserve Certificate and the IDS Series D-1 Investment Certificate, the published rates of the BANK RATE MONITOR Top 25 Market Average tm for various length bank certificates of deposit are used as the guide in setting rates.
For the IDS Installment Certificate, the average interest rate for money market deposit accounts, as published by the BANK RATE MONITOR Top 25 Market Average (the BRM Average), is used as a guide in setting rates. For the American Express Investors Certificate, IDS Preferred Investors Certificate, and American Express Special Deposits, the published average rates for comparable length dollar deposits available on an interbank basis, referred to as the London Interbank Offered Rates (LIBOR), are used as a guide in setting rates.

      To compete with popular short-term investment vehicles such as certificates of deposit, money market certificates and money market mutual funds that offer comparable yields, liquidity and safety of principal, IDSC offers the IDS Cash Reserve Certificate and the IDS Flexible Savings Certificate. The yields and features on these products are designed to be competitive with such short-term products. The American Express Investors Certificate, IDS Preferred Investors Certificate, and American Express Special Deposits also compete with short-term products but use LIBOR rates. The IDS Future Value Certificate has certain features similar to those of zero coupon bonds and is intended to compete with that type of investment as well as with intermediate to long-term certificates of deposit. The IDS Installment Certificate is intended to help clients save systematically and may compete with passbook savings and NOW accounts. The IDS Stock Market Certificate and American Express Stock Market Certificate are designed to offer interest tied to a major stock market index and principal guaranteed by IDSC. Certain banks offer certificates of deposit that have features similar to the Stock Market Certificate.

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

PAGE 7
The following table shows IDSC's certificate payments received and certificate surrenders for the three years ended December 31, 1996:


                                                        1996         1995       1994
                                                               ($ in Millions)
Single Payment Certificates
 Non-Qualified
  Payments through:
    American Express Financial Advisors Inc.        $  614.2     $1,090.0    $802.4
    AEBI, AEB, and Coutts                              304.9        429.4     436.0
  Surrenders through:
    American Express Financial Advisors Inc.         1,062.9        662.0     753.6
    AEBI, AEB, and Coutts                              297.4        292.0     429.2
 Qualified
  Payments through:
    American Express Financial Advisors Inc.            99.9        236.0     264.9
  Surrenders through:
    American Express Financial Advisors Inc.           165.4        205.5     238.5


Installment Payment Certificates
 Through American Express Financial Advisors Inc.

 Non-Qualified
  Payments                                             108.3        109.5    107.6
  Surrenders                                            98.0        112.4    116.6
 Qualified
  Payments                                               1.7          1.9      2.9
  Surrenders                                             2.6          4.8      7.8

      In 1996, approximately 30% of single payment certificate payments were through AEBI, AEB, and Coutts, and approximately 10% of single payment certificate payments and 2% of installment certificate payments were of tax-qualified certificates for use in IRAs, 401(k) plans and other qualified retirement plans.

PAGE 8
      The certificates offered by American Express Financial Advisors Inc. are sold pursuant to a distribution agreement which is terminable on 60 days' notice and is subject to annual approval by IDSC's Board of Directors, including a majority of the directors who are not "interested persons" of American Express Financial Advisors Inc. or IDSC as that term is defined in the 1940 Act. The agreement provides for the payment of distribution fees to American Express Financial Advisors Inc. for services provided thereunder. American Express Financial Advisors Inc. is a wholly owned subsidiary of American Express Financial Corporation. For the distribution of the American Express Investors Certificate, American Express Financial Advisors Inc., in turn, has Selling Agent Agreements with AEBI and Coutts. For the distribution of the IDS Stock Market Certificate through American Express Financial Direct, IDSC has a distribution agreement with American Express Service Corporation. For marketing American Express Special Deposits, IDSC has a Marketing Agreement with AEB. These agreements are terminable upon 60 days' notice and subject to annual review by directors who are not "interested persons" of American Express Financial Advisors Inc. or IDSC.

      IDSC receives advice, statistical data and recommendations with respect to the acquisition and disposition of securities for its portfolio from American Express Financial Corporation, under an investment management agreement which is subject to annual review by IDSC's Board of Directors, including a majority of the directors who are not "interested persons" of American Express Financial Corporation or IDSC.

      IDSC is required to maintain "qualified investments" meeting the standards of Section 28(b) of the 1940 Act, as modified by an order of the Securities and Exchange Commission. The amortized cost of said investments must be at least equal to IDSC's net liabilities on all outstanding face-amount certificates plus $250,000. IDSC's qualified assets consist of cash and cash equivalents, first mortgage loans on real estate, U.S. government and government agency securities, municipal bonds, corporate bonds, preferred stocks and other securities meeting specified standards. IDSC is subject to annual examination and supervision by the State of Minnesota, Department of Commerce (Banking Division).

      Distribution fees on sales of certain certificates are deferred and amortized over the estimated lives of the related certificates, which is approximately 10 years. Upon surrender, unamortized deferred distribution fees and any related surrender charges are recognized in income. Thus, these certificates must remain in effect for a period of time to permit IDSC to recover such costs.


Item 2.  Properties

      None.

PAGE 9
Item 3.  Legal Proceedings

      Registrant has no material pending legal proceedings other than ordinary routine litigation incidental to its business.


Item 4.  Submission of Matters to a Vote of Security Holders

      Item omitted pursuant to General Instructions I(2)(c) of Form
10-K.


                                PART II

Item 5.  Market for the Registrant's Common Stock and Related
Stockholder Matters

      There is no market for the Registrant's common stock since it is a wholly owned subsidiary of American Express Financial
Corporation and, indirectly, of American Express. Frequency and amount of dividends declared during the past two years are as follows:

      Dividend Payable Date                           Cash
      For the year ended December 31, 1996:

      February 9, 1996                            $10,000,000
      June 17, 1996                                10,000,000
      August 30, 1996                              20,000,000
      November 8, 1996                             25,000,000
                                                  $65,000,000

      Dividend Payable Date                           Cash
      For the year ended December 31, 1995:       $  NONE

      Restriction on the Registrant's present or future ability to pay dividends:

      Certain series of installment certificates outstanding provide that cash dividends may be paid by IDSC only in calendar years for which additional credits of at least 1/2 of 1% on such series of certificates have been authorized by IDSC. This restriction has been removed for 1997 and 1998 by IDSC's declaration of additional credits in excess of this requirement.

      Appropriated retained earnings resulting from the predeclaration of additional credits to IDSC's certificate owners are not available for the payment of dividends by IDSC. In addition, IDSC will discontinue issuance of certificates subject to the predeclaration of additional credits and will make no further predeclaration as to outstanding certificates if at any time the capital and unappropriated retained earnings of IDSC should be less than 5% of net certificate reserves (certificate reserves less certificate loans). At December 31, 1996, the capital and unappropriated retained earnings amounted to 5.19% of net certificate reserves.
PAGE 10
Item 6.  Selected Financial Data

Summary of selected financial information

The following selected financial information has been derived from the audited financial statements and should be read in conjunction with those statements and the related notes to financial statements. Also see Management's Discussion and Analysis of Financial Condition and Results of Operations for additional comments.

Year Ended Dec. 31,                                             1996          1995         1994         1993          1992
                                                                                         ($ thousands)
Statement of Operations Data:

Investment income                                             $251,481      $256,913     $207,975      $236,859    $294,799
Investment expenses                                             62,851        62,817       58,690        65,404      69,630

Net investment income before provision for
  certificate reserves and income tax benefit                  188,630       194,096      149,285       171,455     225,169
Net provision for certificate reserves                         171,968       176,407      107,288       123,516     178,175

Net investment income before income taxes                       16,662        17,689       41,997        47,939      46,994
Income tax benefit                                               6,537         9,097        2,663        3,3651       1,666

Net investment income                                           23,199        26,786       44,660        51,304      58,660
Realized gain (loss) on investments - net:
Securities of unaffiliated issuers                                (444)          452       (7,514)       (9,870)     (9,498)
Other - unaffiliated                                               101          (120)       1,638          (418)       (500)

Total gain (loss) on investments                                  (343)          332       (5,876)      (10,288)     (9,998)
Income tax benefit (expense)                                       120          (117)       2,047         4,617           -

Net realized gain (loss) on investments                           (223)          215       (3,829)       (5,671)     (9,998)
Net income - wholly owned subsidiary                             1,251           373          241           120           3

Net income                                                     $24,227       $27,374      $41,072       $45,753     $48,665

Dividends declared:
Cash                                                           $65,000            $-      $40,200       $64,500     $83,750
In-kind(a)                                                           -             -            -             -      64,558

Balance Sheet Data:
Total assets                                                $3,563,234    $3,912,131   $3,040,857    $2,951,405  $3,444,985
Certificate loans                                               43,509        51,147       58,203        67,429      77,347
Certificate reserves                                         3,283,191     3,628,574    2,887,405     2,777,451   3,256,472
Stockholder's equity                                           194,550       250,307      141,852       161,138     179,885


IDS Certificate Company (IDSC) is 100% owned by American Express Financial Corporation (Parent).

(a) Consisted of an investment security at amortized cost.

PAGE 11
Item 7.

Management's discussion and analysis of financial condition and results of operations

Results of operations:

IDS Certificate Company's (IDSC) earnings are derived primarily from the after-tax yield on invested assets less investment expenses and interest credited on certificate reserve liabilities. Changes in earnings' trends occur largely due to changes in the rates of return on investments and the rates of interest credited to certificate owner accounts and also, the mix of fully taxable and tax-advantaged investments in the IDSC portfolio.

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

During the year 1996, total assets and certificate reserves decreased due primarily to certificate maturities and surrenders exceeding certificate sales. The excess of certificate maturities and surrenders over certificate sales resulted primarily from lower accrual rates declared by IDSC during the year. The decrease in total assets in 1996 reflects also, a decrease in unrealized appreciation on investment securities classified as available for sale of $23 million and cash dividends paid to Parent of $65 million. The decrease in total assets in 1996 was tempered by an increase in payable for securities purchased of $62 million that settled in early 1997.

1996 Compared to 1995:

Gross investment income decreased 2.1% due primarily to lower investment yields.

Investment expenses increased slightly in 1996. The increase resulted primarily from higher amortization of premiums paid for index options of $2.1 million and higher investment advisory and services fee of $.5 million due to a slightly higher average asset base on which the fee is calculated. These increases were offset by lower distribution fees of $1.2 million due to lower certificate sales, and lower amortization of premiums paid for interest rate caps/corridors of $1.4 million. The lower amortization of interest rate caps/corridors reflects the net of $8.2 million lower amortization and $6.8 million less interest earned under the cap/corridor agreements.

PAGE 12
Net provision for certificate reserves decreased 2.5% due primarily to the net of lower accrual rates and a slightly higher average balance of certificate reserves during 1996.

The decrease in income tax benefit resulted primarily from a lesser portion of net investment income before income tax benefit being attributable to tax-advantaged income.

1995 Compared to 1994:

Gross investment income increased 24% due primarily to a higher average balance of invested assets and slightly higher investment yields.

The 7.1% increase in investment expenses resulted primarily from higher distribution fees due to higher sales of certificates that provide for no deferral of those fees, and higher investment advisory and services fee due to a higher asset base on which the fee is calculated. These increases were partially offset by lower amortization of the cost of options and interest rate caps/corridors. The lower amortization of interest rate caps/corridors reflects the net of $1.7 million of accelerated amortization and $5.6 million higher interest earned under the cap/corridor agreements.

Net provision for certificate reserves increased 65% reflecting a higher average balance of certificate reserves and higher accrual rates.

The increase in income tax benefit resulted primarily from a greater portion of net investment income before income tax benefit being attributable to tax-advantaged income.

Liquidity and cash flow:

IDSC's principal sources of cash are payments from sales of face-amount certificates and cash flows from investments. In turn, IDSC's principal uses of cash are payments to certificate owners for matured and surrendered certificates, purchase of investments and payments of dividends to its Parent.

Although total certificate sales decreased 41% in 1996 compared to 1995, certificate sales remained strong reflecting clients' ongoing desire for safety of principal. Sales of certificates totaled
$1.0 billion in 1996 compared to $1.8 billion in 1995 and $1.5 billion during 1994. Certificate sales in 1995 benefited from the special introductory promotion of IDSC's 11-month term Flexible Savings certificate which generated sales of $562 million.

The special promotion of the 11-month term Flexible Savings certificate was offered from May 10, 1995 to July 3, 1995, and applied only to sales of new certificate accounts during the promotion period. Certificates sold during the promotion period received a special interest rate of 7.0% for the 11-month term.

Certificate maturities and surrenders totaled $1.7 billion during 1996 compared to $1.0 billion in 1995 and $1.2 billion in 1994.
The higher certificate maturities and surrenders in 1996 resulted

PAGE 13
primarily from $461 million of surrenders of the 11-month Flexible Savings certificate. The surrenders of the 11-month Flexible
Savings certificate resulted primarily from lower accrual rates declared by IDSC at term renewal, reflecting interest rates available in the marketplace.

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

IDSC's investment program is designed to maintain an investment portfolio that will produce the highest possible after-tax yield within acceptable risk standards with additional emphasis on liquidity. The program considers investment securities as investments acquired to meet anticipated certificate owner obligations.

Under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, debt securities that IDSC has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities IDSC does not have the positive intent to hold to maturity, as well as all marketable equity securities, are classified as available for sale and carried at fair value. The available-for-sale classification does not mean that IDSC expects to sell these securities, but that under SFAS No. 115 positive intent criteria, these securities are available to meet possible liquidity needs should there be significant changes in market interest rates or certificate owner demand. See notes 1 and 3 to the financial statements for additional information relating to SFAS No. 115.

At Dec. 31, 1996, securities classified as held to maturity and carried at amortized cost were $.9 billion. Securities classified as available for sale and carried at fair value were $2.2 billion. These securities, which comprise 88% of IDSC's total invested assets, are well diversified. Of these securities, 98% have fixed maturities of which 93% are of investment grade. Other than U.S. Government Agency mortgage-backed securities, no one issuer represents more than 1% of total securities. See note 3 to financial statements for additional information on ratings and diversification.

During the year ended Dec. 31, 1996, IDSC sold held-to-maturity securities with an amortized cost and fair value of $2.3 million and $1.8 million, respectively. The securities were sold due to significant deterioration in the issuers' creditworthiness. In addition, a held-to-maturity security with an amortized cost of $20 million was tendered for $23.2 million. By not accepting the tender offer, Management believes it would have left IDSC vulnerable to issuer's credit deterioration and it is reasonably probable, impairment of investment and /or dividends would occur.
During the same period in 1996, securities classified as available
PAGE 14
for sale were sold with an amortized cost and fair value of $319 million and $314 million, respectively. The securities were sold primarily to cover the cash outflows from surrenders of the 11-month Flexible Savings certificate.

During the year ended Dec. 31, 1995, investment securities, primarily municipal bonds, with an amortized cost and fair value of $112 million and $117 million, respectively, were reclassified from held to maturity to available for sale. The reclassification was made on Dec. 4, 1995, as a result of IDSC adopting the FASB Special Report, A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities. There were no other transfers of securities during the years 1996 and 1995.

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

Dividends:

Cash dividends of $65 million were paid to IDSC's Parent in 1996.

Ratios:

The ratio of stockholder's equity, excluding net unrealized holding gains on investment securities, to total assets less certificate loans and net unrealized holding gains on investment securities at Dec. 31, 1996 was 5.2% compared to 5.8% in 1995. IDSC's current regulatory requirement is a ratio of 5.0%.

PAGE 15
Item 8.  Financial Statements and Supplementary Data

1. Financial Statements and Schedules Required under Regulation S-X

   Index to Financial Statements and Schedules              Page

Financial Statements:

   Responsibility for Preparation of Financial Statements    22
   Report of Independent Auditors                            23
   Balance Sheets, Dec. 31, 1996 and 1995                    24-25
   Statements of Operations, year ended Dec. 31, 1996,
    1995 and 1994                                            26-27
   Statements of Stockholder's Equity, year ended
    Dec. 31, 1996, 1995 and 1994                             28
   Statements of Cash Flows, year ended Dec. 31,
    1996, 1995 and 1994                                      29-30
   Notes to Financial Statements                             31-47

Schedules:

 I  -     Investments in Securities of Unaffiliated Issuers,
          Dec. 31, 1996

II  -     Investments in and Advances to Affiliates and Income
          Thereon, Dec. 31, 1996, 1995 and 1994

III -     Mortgage Loans on Real Estate and Interest earned on
          Mortgages, year ended Dec. 31, 1996

 V  -     Qualified Assets on Deposit, Dec. 31, 1996

VI  -     Certificate Reserves, year ended Dec. 31, 1996

VII -     Valuation and Qualifying Accounts, year ended
          Dec. 31, 1996, 1995 and 1994

     Schedules III and Schedule VI for the year ended Dec. 31, 1995 and Schedule VI (formerly Schedule XI) for the year ended Dec. 31, 1994 are included in Registrant's Annual Reports on Form 10-K for the fiscal years ended Dec. 31, 1995 and Dec. 31, 1994, respectively, Commission file 2-23772, and are incorporated herein by reference.

2. Supplementary Data
   None


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None

                            PART III

Items omitted pursuant to General Instructions I(2)(c) of Form 10-K.
                             PART IV

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

          (10)b. The Distribution Agreement dated March 29, 1996, between Registrant and American Express Service
          Corporation, filed electronically as Exhibit 1(b) to Post-Effective Amendment No. 38 to Registration Statement No. 2-55252 for the D-1 Investment Certificate, is incorporated herein by reference.

          (10)c. Selling Agent Agreement dated June 1, 1990, between American Express Bank International and IDS Financial Services Inc., for the IDS Investors and IDS Stock Market Certificates, filed electronically as
          Exhibit 1(c) to the Post-Effective Amendment No. 5 to Registration Statement No. 33-26844 for the IDS Investors Certificate, is incorporated herein by reference.

PAGE 17
          (10)d. Marketing Agreement dated October 10, 1991, between Registrant and American Express Bank Ltd., filed electronically as Exhibit 1(d) to the Post-Effective Amendment No. 31 to Registration Statement No. 2-55252 for the Series D-1 Investment Certificate, is incorporated herein by reference.

          (10)e.  Letter amendment dated January 9, 1997, to the
          Marketing Agreement dated October 10, 1991, between
          Registrant and American Express Bank Ltd. filed electronically as exhibit 10(j) to Post-Effective
          Amendment No. 40 to Registration Statement No. 2-55252 is incorporated herein by reference.

          (10)f. Amendment to the Selling Agent Agreement dated December 12, 1994, between IDS Financial Services Inc. and American Express Bank International, filed electronically as Exhibit 16(d) to Post-Effective Amendment No. 13 to Registration Statement No. 2-95577, is incorporated herein by reference.

          (10)g. Selling Agent Agreement dated December 31, 1994, between IDS Financial Services Inc. and Coutts & Co.
          (USA) International, filed electronically as Exhibit 16(e) to Post-Effective Amendment No. 13 to Registration Statement No. 2-95577, is incorporated herein by reference.

          (10)h. Consulting Agreement dated December 12, 1994, between IDS Financial Services Inc. and American Express Bank International, filed electronically as Exhibit 16(f) to Post-Effective Amendment No. 13 to Registration Statement No. 2-95577 incorporated herein by reference.

          (10)i. Second amendment to Selling Agent Agreement between American Express Financial Advisors Inc. and American Express Bank International dated as of May 2, 1995, filed electronically as Exhibit (1) to Registrant's June 30, 1995, Quarterly Report on Form 10-Q, is incorporated herein by reference.

          (10)j. The Investment Advisory and Services Agreement between Registrant and IDS/American Express Inc. dated January 12, 1984, filed electronically as Exhibit 10(a) to Registration Statement No. 2-89507 is incorporated herein by reference.

          (10)k.  Depository and Custodial Agreement dated
          September 30, 1985, between IDS Certificate Company and
          IDS Trust Company, filed electronically as Exhibit 10(b) to Registrant's Post-Effective Amendment No. 3 to
          Registration Statement No. 2-89507 is incorporated herein by reference.

PAGE 18
          (10)l. Foreign Deposit Agreement dated November 21, 1990, between IDS Certificate Company and IDS Bank & Trust, filed electronically as Exhibit 10(h) to Post-Effective Amendment No. 5 to Registration Statement No. 33-26844, is incorporated herein by reference.

          (24)a. Officers' Power of Attorney dated May 17, 1994, filed as Exhibit 25(a) to Post-Effective Amendment No. 37 to Registration Statement No. 2-55252, is incorporated herein by reference.

          (24)b.  Directors' Power of Attorney dated February 29,
          1996, filed as Exhibit 24(b) to Post-Effective Amendment No. 39 to Registration Statement No. 2-55252, is incorporated herein by reference.


     (b) Reports on Form 8-K filed during the last quarter of the period covered by this report:

      None

PAGE 19
                              SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT                         IDS CERTIFICATE COMPANY

                                   /s/ Stuart A. Sedlacek
BY                                 BRUCE A. KOHN
NAME AND TITLE                     Stuart A. Sedlacek*
                                   President
DATE                               March 27, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY                                 BRUCE A. KOHN
NAME AND TITLE                     Stuart A. Sedlacek* **
                                   President and Director
                                   (Principal Executive Officer)
DATE                               March 27, 1997

BY                                 BRUCE A. KOHN
NAME AND TITLE                     Jay C. Hatlestad,* Vice
                                   President and Controller
                                   (Principal Accounting Officer)
DATE                               March 27, 1997

BY                                 BRUCE A. KOHN
NAME AND TITLE                     Morris Goodwin,* Vice President
                                   and Treasurer (Principal
                                   Financial Officer)
DATE                               March 27, 1997

BY                                 BRUCE A. KOHN
NAME AND TITLE                     David R. Hubers,** Director
DATE                               March 27, 1997

BY                                 BRUCE A. KOHN
NAME AND TITLE                     Charles W. Johnson,** Director
DATE                               March 27, 1997

BY                                 BRUCE A. KOHN
NAME AND TITLE                     Richard W. Kling,** Director
DATE                               March 27, 1997

BY                                 BRUCE A. KOHN
NAME AND TITLE                     Edward Landes,** Director
DATE                               March 27, 1997

BY                                 BRUCE A. KOHN
NAME AND TITLE                     John V. Luck,** Director
DATE                               March 27, 1997
PAGE 20

BY                                 BRUCE A. KOHN
NAME AND TITLE                     James A. Mitchell,** Director
DATE                               March 27, 1997

BY                                 BRUCE A. KOHN
NAME AND TITLE                     Harrison Randolph,** Director
DATE                               March 27, 1997

BY                                 BRUCE A. KOHN
NAME AND TITLE                     Gordon H. Ritz,** Director
DATE                               March 27, 1997

*  Signed pursuant to Officers' Power of Attorney dated May 17,
1994 filed as Exhibit 25(a) to Post-Effective Amendment
No. 37 to Registration Statement No. 2-55252, incorporated herein by reference.


_______________________
Bruce A. Kohn


** Signed pursuant to Directors' Power of Attorney dated February
29, 1996 filed as Exhibit 24(b) to Post-Effective Amendment No. 39 to Registration Statement No. 2-55252, incorporated herein by reference.


_______________________
Bruce A. Kohn

                     (THIS PAGE INTENTIONALLY LEFT BLANK)
PAGE 22
IDS Certificate Company

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

PAGE 23
REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Security Holders
IDS Certificate Company:


We have audited the accompanying balance sheets of IDS Certificate Company, a wholly owned subsidiary of American Express Financial Corporation, as of December 31, 1996 and 1995, and the related statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the index at Item 8. These financial statements and schedules are the responsibility of the management of IDS Certificate Company. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. Our procedures included confirmation of investments owned as of December 31, 1996 and 1995, by correspondence with custodians and brokers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IDS Certificate Company at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, IDS Certificate Company changed its method of accounting for certain investments in debt and equity securities in 1994.




                                         ERNST & YOUNG LLP
                                         Minneapolis, Minnesota
                                         February 7, 1997

PAGE 24

Balance Sheets, Dec. 31,

Assets

Qualified Assets (note 2)                                       1996            1995
                                                                    ($ thousands)
Investments in unaffiliated issuers (notes 3, 4 and 10):
  Cash and cash equivalents                                    $111,331        $56,873
  Held-to-maturity securities                                   863,921      1,002,905
  Available-for-sale securities                               2,212,968      2,408,491
  First mortgage loans on real estate                           218,697        233,394
  Certificate loans - secured by certificate reserves            43,509         51,147
Investments in and advances to affiliates                         6,444          5,655

Total investments                                             3,456,870      3,758,465

Receivables:
  Dividends and interest                                         44,013         49,632
  Investment securities sold                                        654         42,872

Total receivables                                                44,667         92,504

Other (notes 9 and 10)                                           36,164         32,778

Total qualified assets                                        3,537,701      3,883,747


Other Assets

Deferred distribution fees                                       25,525         28,286
Other                                                                 8             98

Total other assets                                               25,533         28,384


Total assets                                                 $3,563,234     $3,912,131

See notes to financial statements.

PAGE 25
Balance Sheets, Dec. 31,

Liabilities and Stockholder's Equity

Liabilities                                                     1996            1995
                                                                    ($ thousands)
Certificate Reserves (notes 5 and 10):
  Installment certificates:
    Reserves to mature                                         $344,344     $330,415
    Additional credits and accrued interest                      21,931       21,555
    Advance payments and accrued interest                         1,198        1,394
    Other                                                            55           55
  Fully paid certificates:
    Reserves to mature                                        2,747,690    3,127,301
    Additional credits and accrued interest                     167,673      147,468
  Due to unlocated certificate holders                              300          386

Total certificate reserves                                    3,283,191    3,628,574

Accounts Payable and Accrued Liabilities:
  Due to Parent (note 7A)                                         1,424        1,541
  Due to Parent for federal income taxes                          1,737          103
  Due to affiliates (note 7B, 7C and 7D)                            279        2,068
  Payable for investment securities purchased                    61,979          -
  Accounts payable, accrued expenses and other (notes 9 and 10)  11,977       12,249

Total accounts payable and accrued liabilities                   77,396       15,961

Deferred federal income taxes (note 8)                            8,097       17,289

Total liabilities                                             3,368,684    3,661,824

Commitments (note 4)

Stockholder's Equity (notes 5B, 5C, and 6):

Common stock, $10 par - authorized and issued 150,000 shares      1,500        1,500
Additional paid-in capital                                      143,844      168,844
Retained earnings:
 Appropriated for predeclared additional credits/interest        11,989       18,878
  Appropriated for additional interest on advance payments           50           50
  Unappropriated                                                 22,728       31,612
Unrealized holding gains on investment
  securities - net (note 3A)                                     14,439       29,423

Total stockholder's equity                                      194,550      250,307

Total liabilities and stockholder's equity                   $3,563,234   $3,912,131

See notes to financial statements.

PAGE 26
Statements of Operations

Year ended Dec. 31,                            1996           1995           1994
                                                          ($thousands)
Investment Income:
Interest income from investments:
  Bonds and notes:
    Unaffiliated issuers                     $184,653       $181,902       $125,546
  Mortgage loans on real estate:
    Unaffiliated                               19,583         22,171         24,006
    Affiliated                                     36             56             68
  Certificate loans                             2,533          2,963          3,342
Dividends                                      44,100         48,614         54,170
Other                                             576          1,207            843

Total investment income                       251,481        256,913        207,975

Investment Expenses:
Parent and affiliated company fees (note 7):
  Distribution                                 32,732         33,977         27,007
  Investment advisory and services             16,989         16,472         13,565
  Depositary                                      228            242            183
Options (note 9)                               10,156          8,038          9,854
Interest rate caps/corridors (note 9)           2,351          3,725          7,608
Other                                             395            363            473

Total investment expenses                      62,851         62,817         58,690

Net investment income before provision
 for certificate reserves and income
 tax benefit                                 $188,630       $194,096       $149,285

See notes to financial statements.

PAGE 27
Statements of Operations (continued)


Year ended Dec. 31,                                     1996           1995           1994
                                                                    ($thousands)
Provision for Certificate Reserves (notes 5 and 9):
According to the terms of the certificates:
  Provision for certificate reserves                 $10,445        $11,009        $13,317
  Interest on additional credits                       1,487          2,300          3,174
  Interest on advance payments                            61             73             61
Additional credits/interest authorized by IDSC:
  On fully paid certificates                         155,411        157,857         85,101
  On installment certificates                          5,637          6,288          6,741

Total provision before reserve recoveries            173,041        177,527        108,394
Reserve recoveries from terminations
 prior to maturity                                    (1,073)        (1,120)        (1,106)

Net provision for certificate reserves               171,968        176,407        107,288

Net investment income before income tax benefit       16,662         17,689         41,997
Income tax benefit (note 8)                            6,537          9,097          2,663

Net investment income                                 23,199         26,786         44,660

Realized gain (loss) on investments - net:
  Securities of unaffiliated issuers                    (444)           452         (7,514)
  Other-unaffiliated                                     101           (120)         1,638

Total gain (loss) on investments                        (343)           332         (5,876)

Income tax benefit (expense) (note 8):
  Current                                                772            160          2,414
  Deferred                                              (652)          (277)          (367)

Total income tax benefit (expense)                       120           (117)         2,047

Net realized gain (loss) on investments                 (223)           215         (3,829)

Net income - wholly owned subsidiary                   1,251            373            241

Net income                                           $24,227        $27,374        $41,072

See notes to financial statements.

PAGE 28
Statements of Stockholder's Equity


Year ended Dec. 31,                                                        1996           1995          1994
                                                                                      ($thousands)

Common Stock:
Balance at beginning and end of year                                     $1,500         $1,500        $1,500

Additional Paid-in Capital:
Balance at beginning of year                                           $168,844       $140,344      $147,144

Contribution from Parent                                                      -         28,500         3,000
Cash dividends declared                                                 (25,000)             -        (9,800)

Balance at end of year                                                 $143,844       $168,844       $140,344

Retained Earnings:
Appropriated for predeclared additional credits/interest (note 5B):
Balance at beginning of year                                            $18,878        $18,398         $2,726
Transferred from (to) unappropriated
 retained earnings                                                       (6,889)           480         15,672

Balance at end of year                                                  $11,989        $18,878        $18,398

Appropriated for additional interest on advance payments (note 5C):
Balance at beginning of year                                                $50            $50            $25
Transferred from (to) unappropriated
 retained earnings                                                            -              -             25

Balance at end of year                                                      $50            $50            $50

Unappropriated (note 6):
Balance at beginning of year                                            $31,612         $4,718         $9,743
Net income                                                               24,227         27,374         41,072
Transferred (to) from appropriated
 retained earnings                                                        6,889           (480)       (15,697)
Cash dividends declared                                                 (40,000)             -        (30,400)

Balance at end of year                                                  $22,728        $31,612         $4,718

Unrealized holding gains and losses on investment securities -
  net (notes 1 and 3A):
Balance at beginning of year                                            $29,423       ($23,158)            $-
Adjustment due to initial application of SFAS 115                             -              -          8,827
Change during year                                                      (14,984)        52,581        (31,985)

Balance at end of year                                                  $14,439        $29,423       ($23,158)

Total stockholder's equity                                             $194,550       $250,307       $141,852


See notes to financial statements.

PAGE 29
Statements of Cash Flows


Year ended Dec. 31,                              1996           1995           1994
                                                             ($ thousands)
Cash flows from operating activities:
Net income                                     $24,227        $27,374        $41,072
Adjustments to reconcile net income to net
cash provided by operating activities:
  Net income of wholly owned subsidiary         (1,251)          (373)          (241)
  Provision for certificate reserves           171,968        176,407        107,288
  Interest income added to certificate loans    (1,631)        (1,902)        (2,133)
  Amortization of premium/discount-net          14,039         19,232         22,114
  Net loss (gain) on investments                   343           (332)         5,876
  Decrease (increase) in dividends and
   interest receivable                           5,619         (7,371)        (1,829)
  Decrease (increase) in deferred
   distribution fees                             2,761         (1,144)        (7,527)
  Decrease (increase) in other assets                -            466           (466)
  Decrease (increase) in deferred federal
   income taxes                                 (1,124)        (2,652)         4,263
  Decrease in other liabilities                   (679)        (1,549)        (3,210)

Net cash provided by operating activities      214,272        208,156        165,207

Cash flows from investing activities:
Maturity and redemption of investments:
  Held-to-maturity securities                  163,066        315,766        350,411
  Available-for-sale securities                537,565        325,521        173,547
  Other investments                             52,189         46,004         35,130
Sale of investments:
  Held-to-maturity securities                   24,984         22,305          3,164
  Available-for-sale securities                356,194         48,372        267,808
  Other investments                                385             21              -
Certificate loan payments                        6,003          6,061          7,508
Purchase of investments:
  Held-to-maturity securities                  (49,984)      (208,140)       (46,080)
  Available-for-sale securities               (617,138)    (1,397,983)      (830,826)
  Other investments                            (28,617)       (17,234)        (9,208)
Certificate loan fundings                       (5,288)        (7,776)        (7,603)
Investment in subsidiary                             -              -           (450)

Net cash provided by (used in)
  investing activities                        $439,359      ($867,083)      ($56,599)

See notes to financial statements.

PAGE 30
Statements of Cash Flows (continued)


Year ended Dec. 31,                              1996           1995           1994
                                                              ($ thousands)

Cash flows from financing activities:
Payments from certificate owners              $1,129,023     $1,577,884     $1,185,762

Capital contribution from Parent                  -              28,500          3,000
Certificate maturities and cash surrenders    (1,663,196)    (1,030,712)    (1,171,101)
Dividends paid                                   (65,000)             -        (40,200)

Net cash provided by (used in)
  financing activities                          (599,173)       575,672        (22,539)

Net increase (decrease) in cash and
  cash equivalents                                54,458        (83,255)         86,069
Cash and cash equivalents beginning of year       56,873        140,128          54,059

Cash and cash equivalents end of year           $111,331        $56,873        $140,128


Supplemental disclosures including non-cash transactions:
Cash received for income taxes                    $7,195         $6,854          $2,416
Certificate maturities and surrenders through
  loan reductions                                  8,554         10,673          11,454

See notes to financial statements.

PAGE 31
Notes to Financial Statements ($ in thousands unless indicated otherwise)

1. Nature of business and summary of significant accounting policies

Nature of business

IDS Certificate Company (IDSC) is a wholly owned subsidiary of American Express Financial Corporation (Parent), which is a wholly owned subsidiary of American Express Company. IDSC is registered as an investment company under the Investment Company Act of 1940 (the 1940 Act) and is in the business of issuing face-amount investment certificates. The certificates issued by IDSC are not insured by any government agency. IDSC's certificates are sold primarily by American Express Financial Advisors Inc.'s (an affiliate) field force operating in 50 states, the District of Columbia and Puerto Rico. IDSC's Parent acts as investment advisor for IDSC.

IDSC currently offers nine types of certificates with specified maturities ranging from four to twenty years. Within their specified maturity, most certificates have interest rate terms of one to thirty-six months. In addition, one type of certificate has interest tied, in whole or in part, to any upward movement in a broad-based stock market index. Except for two types of certificates, all of the certificates are available as qualified investments for Individual Retirement Accounts or 401(k) plans and other qualified retirement plans.

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

PAGE 32
Notes to Financial Statements (continued)

Fair values of financial instruments

The fair values of financial instruments disclosed in the notes to financial statements are estimates based upon current market conditions and perceived risks, and require varying degrees of management judgment.

Preferred stock dividend income

IDSC recognizes dividend income from cumulative redeemable preferred stocks with fixed maturity amounts on an accrual basis similar to that used for recognizing interest income on debt securities. Dividend income from perpetual preferred stock is recognized on an ex-dividend basis.

Securities

Cash equivalents are carried at amortized cost, which approximates fair value. IDSC has defined cash and cash equivalents as cash in banks and highly liquid investments with a maturity of three months or less at acquisition and are not interest rate sensitive.


As of Jan. 1, 1994, IDSC adopted Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under the new rules, debt securities that IDSC has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities IDSC does not have the positive intent to hold to maturity, as well as all marketable equity securities, are classified as available for sale and carried at fair value. Unrealized holding gains and losses on securities classified as available for sale are carried, net of deferred income taxes, as a separate component of stockholder's equity. The opening balance of stockholder's equity was increased by $8,827 (net of $4,752 in deferred income taxes) to reflect the net unrealized holding gains on securities classified as available for sale previously carried at amortized cost or the lower of cost or market.

The basis for determining cost in computing realized gains and losses on securities is specific identification. When there is a decline in value that is other than temporary, the securities are carried at estimated realizable value with the amount of adjustment included in income.

First mortgage loans on real estate

Mortgage loans are carried at amortized cost, less reserves for losses, which is the basis for determining any realized gains or losses. The estimated fair value of the mortgage loans is determined by a discounted cash flow analysis using mortgage interest rates currently offered for mortgages of similar maturities.

PAGE 33
Notes to Financial Statements (continued)

Impairment is measured as the excess of the loan's recorded investment over its present value of expected principal and interest payments discounted at the loan's effective interest rate, or the fair value of collateral. The amount of the impairment is recorded in a reserve for mortgage loan losses.

The reserve for mortgage loan losses is maintained at a level that management believes is adequate to absorb estimated losses in the portfolio. The level of the reserve account is determined based on several factors, including historical experience, expected future principal and interest payments, estimated collateral values, and current and anticipated economic and political conditions. Management regularly evaluates the adequacy of the reserve for mortgage loan losses.

IDSC generally stops accruing interest on mortgage loans for which interest payments are delinquent more than three months. Based on Management's judgement as to the ultimate collectibility of principal, interest payments received are either recognized as income or applied to the recorded investment in the loan.

Certificates

Investment certificates may be purchased either with a lump-sum payment or by installment payments. Certificate owners are entitled to receive at maturity a definite sum of money. Payments from certificate owners are credited to investment certificate reserves. Investment certificate reserves accumulate at specified percentage rates as declared by IDSC. Reserves also are maintained for advance payments made by certificate owners, accrued interest thereon, and for additional credits in excess of minimum guaranteed rates and accrued interest thereon. On certificates allowing for the deduction of a surrender charge, the cash surrender values may be less than accumulated investment certificate reserves prior to maturity dates. Cash surrender values on certificates allowing for no surrender charge are equal to certificate reserves. The payment distribution, reserve accumulation rates, cash surrender values, reserve values and other matters are governed by the 1940 Act.

Deferred distribution fee expense

On certain series of certificates, distribution fees are deferred and amortized over the estimated lives of the related certificates, which is approximately 10 years. Upon surrender, unamortized deferred distribution fees and any related surrender charges are recognized in income.

Federal income taxes

IDSC's taxable income or loss is included in the consolidated federal income tax return of American Express Company. IDSC provides for income taxes on a separate return basis, except that, under an agreement between Parent and American Express Company, tax benefits are recognized for losses to the extent they can be used PAGE 34
Notes to Financial Statements (continued)

in the consolidated return. It is the policy of Parent and its subsidiaries that Parent will reimburse a subsidiary for any tax benefits recorded.

2.  Deposit of assets and maintenance of qualified assets

A) Under the provisions of its certificates and the 1940 Act, IDSC was required to have qualified assets (as that term is defined in Section 28(b) of the 1940 Act) in the amount of $3,259,260 and $3,619,188 at Dec. 31, 1996 and 1995, respectively. IDSC had qualified assets of $3,453,508 at Dec. 31, 1996 and $3,838,482 at
Dec. 31, 1995, excluding net unrealized appreciation on available-for-sale securities of $22,214 and $45,265 at Dec. 31,1996 and 1995, respectively and payable for securities purchased of $61,979 and $nil at Dec. 31, 1996 and 1995, respectively.

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

B) Pursuant to provisions of the certificates, the 1940 Act, the central depositary agreement and to requirements of various states, qualified assets of IDSC were deposited as follows:


                                                Dec. 31, 1996

                                                Required
                               Deposits         deposits         Excess
Deposits to meet certificate
liability requirements:
States                               $362           $330              $32
Central Depositary              3,355,041      3,203,076          151,965

Total                          $3,355,403     $3,203,406         $151,997



PAGE 35
Notes to Financial Statements (continued)
                                                   Dec. 31, 1995

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


The assets on deposit at Dec. 31, 1996 and 1995 consisted of securities having a deposit value of $3,117,715 and $3,435,074, respectively; mortgage loans of $218,697 and $229,554, respectively; and other assets of $18,991 and $14,081, respectively. Mortgage loans on deposit include an affiliated mortgage loan at Dec. 31, 1995.

American Express Trust Company is the central depositary for IDSC.
See note 7C.

3.  Investments in securities

A) Fair values of investments in securities represent market prices or estimated fair values when quoted prices are not available. Estimated fair values are determined by IDSC using established procedures, involving review of market indexes, price levels of current offerings and comparable issues, price estimates and market data from independent brokers and financial files. The procedures are reviewed annually. IDSC's vice president - investments reports to the board of directors on an annual basis regarding such pricing sources and procedures to provide assurance that fair value is being achieved.

The following is a summary of securities held to maturity and securities available for sale at Dec. 31, 1996 and Dec. 31, 1995.


                                                                    Dec. 31, 1996
                                                                                 Gross            Gross
                                            Amortized              Fair          unrealized       unrealized
                                            cost                   value         gains            losses
HELD TO MATURITY
U.S. Government and agencies obligations         $362               $365            $4                $1
Mortgage-backed securities                     38,435             38,834           743               344
Corporate debt securities                     266,642            274,235         8,447               854
Stated maturity preferred stock               558,482            576,603        19,513             1,392

                                             $863,921           $890,037       $28,707            $2,591
AVAILABLE FOR SALE
Mortgage-backed securities                 $1,009,738         $1,021,603       $14,164            $2,299
State and municipal obligations                55,876             57,726         1,850                 -
Corporate debt securities                   1,000,316          1,008,077        10,808             3,047
Stated maturity preferred stock                52,458             52,139           109               428
Perpetual preferred stock                      68,000             68,282           317                35
Common stock                                    4,366              5,141           775                 -

                                           $2,190,754         $2,212,968       $28,023            $5,809

PAGE 36
Notes to Financial Statements (continued)


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

The amortized cost and fair value of securities held to maturity and available for sale, by contractual maturity, at Dec. 31, 1996, are shown below. Cash flows will differ from contractual maturities because issuers may have the right to call or prepay obligations.

                                               Amortized       Fair
                                                  cost        value

HELD TO MATURITY
Due within 1 year                               $34,448     $34,948
Due after 1 through 5 years                     400,592     414,987
Due after 5 years through 10 years              211,557     217,449
Due after 10 years                              178,889     183,819
                                                825,486     851,203
Mortgage-backed securities                       38,435      38,834


                                               $863,921    $890,037

AVAILABLE FOR SALE
Due within 1 year                              $109,402    $109,963
Due after 1 through 5 years                     642,863     647,886
Due after 5 years through 10 years              204,675     207,250
Due after 10 years                              151,710     152,843

                                              1,108,650   1,117,942

Mortgage-backed securities                    1,009,738   1,021,603

Perpetual preferred stock                        68,000      68,282
Common stock                                      4,366       5,141

                                             $2,190,754  $2,212,968

During the years ended Dec. 31, 1996 and 1995, there were no securities classified as trading securities.

PAGE 37
Notes to Financial Statements (continued)


The proceeds from sales of available-for-sale securities and the gross realized gains and gross realized losses on those sales during the years ended Dec. 31, 1996, 1995 and 1994, were as follows:

                               1996          1995            1994

Proceeds                   $313,976       $83,970        $265,008

Gross realized gains            456            36             363
Gross realized losses         5,836         1,854          10,140

Sales of held-to-maturity securities, due to significant credit deterioration, during the years ended Dec. 31, 1996, 1995 and 1994, were as follows:

                            1996          1995          1994

Amortized cost           $22,297       $22,782        $3,158

Gross realized gains       3,200             2             5
Gross realized losses        513           479             -


During the year ended Dec. 31, 1996, no securities were reclassified from held to maturity to available for sale. During the year ended Dec. 31, 1995, securities with an amortized cost and fair value of $111,967 and $116,882, respectively, were reclassified from held to maturity to available for sale. The reclassification was made on Dec. 4, 1995, as a result of adopting the FASB Special Report, A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities.

B) Investments in securities with fixed maturities comprised 85% and 90% of IDSC's total invested assets at Dec. 31, 1996 and 1995, respectively. Securities are rated by Moody's and Standard & Poors (S&P), or by Parent's internal analysts, using criteria similar to Moody's and S&P, when a public rating does not exist. A summary of investments in securities with fixed maturities by rating of investment is as follows:

Rating                     1996             1995

Aaa/AAA                      41%              44%
Aa/AA                         1                2
Aa/A                          1                2
A/A                          20               23
A/BBB                         6                6
Baa/BBB                      24               20
Below investment grade        7                3

                            100%             100%

PAGE 38
Notes to Financial Statements (continued)

Of the securities rated Aaa/AAA, 87% at Dec. 31, 1996 and 92% at Dec. 31, 1995 are U.S. Government Agency mortgage-backed securities that are not rated by a public rating agency. Approximately 11% at Dec. 31, 1996 and 1995 of other securities with fixed maturities are rated by Parent's internal analysts. At Dec. 31, 1996 and 1995 no one issuer, other than U.S. Government Agency mortgage-backed securities, is greater than 1% of IDSC's total investment in securities with fixed maturities.

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

The fair values of restricted securities are determined by the board of directors using the procedures and factors described in note 3A.

In the event IDSC were to be deemed to be a distributor of the restricted securities, it is possible that IDSC would be required to bear the costs of registering those securities under the Securities Act of 1933, although in most cases such costs would be borne by the issuer of the restricted securities.

4.  Investments in first mortgage loans on real estate

At Dec. 31, 1996 and 1995, IDSC's recorded investment in impaired mortgage loans was $847 and $1,004, respectively, and the reserve for loss on those amounts was $611. During 1996 and 1995, the average recorded investment in impaired mortgage loans was $925 and $1,052, respectively.

IDSC recognized $88 and $53 of interest income related to impaired mortgage loans for the years ended Dec. 31, 1996 and 1995, respectively.

There were no changes in the reserve for loss on mortgage loans of $611 during the years ended Dec. 31, 1996 and 1995.


At Dec. 31, 1996 and 1995, approximately 6% of IDSC's invested assets were first mortgage loans on real estate. A summary of first mortgage loans by region and type of real estate is as follows:

Region                            1996             1995

South Atlantic                      22%              22%
East North Central                  21               22
West North Central                  17               19
Mountain                            15                9
Middle Atlantic                     14               17

PAGE 39
Notes to Financial Statements (continued)

West South Central                   5                5
Pacific                              3                3
New England                          3                3

                                   100%             100%

Property Type                     1996             1995

Retail/shopping centers             36%              32%
Apartments                          33               39
Industrial buildings                13               12
Office buildings                     9                8

Retirement homes                     -                1

Other                                9                8

                                   100%             100%

The carrying amounts and fair values of first mortgage loans on real estate are as follows at Dec. 31. The fair values are estimated using discounted cash flow analysis, using market interest rates currently being offered for loans with similar maturities.

                                              Dec. 31, 1996          Dec. 31, 1995
                                        Carrying         Fair    Carrying         Fair
                                        amount          value    amount          value
First mortgage loans on real estate     $219,308      $221,253   $234,005     $248,860
Reserve for losses                          (611)         -          (611)        -

Net first mortgage loans on real estate $218,697      $221,253   $233,394     $248,860

At Dec. 31, 1996 and 1995, commitments for fundings of first mortgage loans, at market interest rates, aggregated $9,300 and $nil, respectively. IDSC employs policies and procedures to ensure the creditworthiness of the borrowers and that funds will be available on the funding date. IDSC's loan fundings are restricted to 80% or less of the market value of the real estate at the time of the loan funding. Management believes there is no fair value for these commitments.

5.  Certificate reserves

Reserves maintained on outstanding certificates have been computed in accordance with the provisions of the certificates and Section
28 of the 1940 Act. The average rates of accumulation on certificate reserves at Dec. 31, 1996 and 1995 were:

                                                             1996
                                                          Average         Average
                                                           gross        additional
                                             Reserve    accumulation       credit
                                             balance        rate            rate
Installment certificates:
Reserves to mature:
  With guaranteed rates                      $32,512        3.50%          1.35%
  Without guaranteed rates (A)               311,832           -           2.97
Additional credits and accrued interest       21,931        3.14              -
Advance payments and accrued interest (C)      1,198        3.15           1.70
PAGE 40
Notes to Financial Statements (continued)

Other                                             55           -              -
Fully paid certificates:
Reserves to mature:
  With guaranteed rates                      187,272        3.23           1.79
  Without guaranteed rates (A) and (D)     2,560,418           -           5.03
Additional credits and accrued interest      167,673        3.23              -
Due to unlocated certificate holders             300           -              -
                                          $3,283,191


                                                           1995
                                                          Average         Average
                                                           gross         additional
                                             Reserve    accumulation       credit
                                             balance       rate             rate

Installment certificates:
Reserves to mature:
  With guaranteed rates                      $40,232        3.50%           1.35%
  Without guaranteed rates (A)               290,183           -            3.23
Additional credits and accrued interest       21,555        3.13               -
Advance payments and accrued interest          1,394        3.13            1.72
Other                                             55           -               -
Fully paid certificates:
Reserves to mature:
  With guaranteed rates                      210,365        3.24            1.85
  Without guaranteed rates (A) and (D)     2,916,936           -            5.70
Additional credits and accrued interest      147,468        3.26               -
Due to unlocated certificate holders            386            -               -

                                          $3,628,574

A) There is no minimum rate of accrual on these reserves. Interest is declared periodically, quarterly or annually, in accordance with the terms of the separate series of certificates.

B) On certain series of single payment certificates, additional interest is predeclared for periods greater than one year. At Dec. 31, 1996, $11,989 of retained earnings had been appropriated for the predeclared additional interest, which represents the difference between certificate reserves on these series, calculated on a statutory basis, and the reserves maintained per books.

C) Certain series of installment certificates guarantee accrual of interest on advance payments at an average of 3.15%. IDSC has increased the rate of accrual to 4.85% through April 30, 1998. An appropriation of retained earnings amounting to $50 has been made, which represents the estimated additional accrual that will result from the increase granted by IDSC.

D) IDS Stock Market Certificate enables the certificate owner to participate in any relative rise in a major stock market index without risking loss of principal. Generally the certificate has a term of 12 months and may continue for up to 14 successive terms. The reserve balance at Dec. 31, 1996 and 1995 was $309,570 and $211,093, respectively.

E) The carrying amounts and fair values of certificate reserves consisted of the following at Dec. 31, 1996 and 1995. Fair values of certificate reserves with interest rate terms of one year or less approximated the carrying values less any applicable surrender charges.

PAGE 41
Notes to Financial Statements (continued)

The fair values for other certificate reserves are determined by a discounted cash flow analysis using interest rates currently offered for certificates with similar remaining terms, less any applicable surrender charges.

                                                          1996                       1995
                                                 Carrying         Fair       Carrying         Fair
                                                 amount          value       amount          value
Reserves with terms of one year or less       $2,637,144     $2,635,835   $2,900,947    $2,899,542
Other                                            646,047        630,141      727,627       765,110

Total certificate reserves                     3,283,191      3,265,976    3,628,574     3,664,652
Unapplied certificate transactions                 1,217          1,217        1,545         1,545
Certificate loans and accrued interest           (43,980)       (43,980)     (51,707)      (51,707)

Total                                         $3,240,428     $3,223,213   $3,578,412    $3,614,490

6.  Dividend restriction

Certain series of installment certificates outstanding provide that cash dividends may be paid by IDSC only in calendar years for which additional credits of at least one-half of 1% on such series of certificates have been authorized by IDSC. This restriction has been removed for 1997 and 1998 by IDSC's declaration of additional credits in excess of this requirement.

7. Fees paid to Parent and affiliated companies ($ not in thousands)

A) The basis of computing fees paid or payable to Parent for investment advisory and other general and administrative services is:

The investment advisory and services agreement with Parent provides for a graduated scale of fees equal on an annual basis to 0.75% on the first $250 million of total book value of assets of IDSC, 0.65% on the next $250 million, 0.55% on the next $250 million, 0.50% on the next $250 million and 0.45% on the amount in excess of $1 billion. The fee is payable monthly in an amount equal to one-twelfth of each of the percentages set forth above. Excluded from assets for purposes of this computation are first mortgage loans, real estate and any other asset on which IDSC pays an outside service fee.

B) The basis of computing fees paid or payable to American Express Financial Advisors Inc. (an affiliate) for distribution services is:

Fees payable to American Express Financial Advisors Inc. on sales of IDSC's certificates are based upon terms of agreements giving American Express Financial Advisors Inc. the exclusive right to distribute the certificates covered under the agreements. The agreements provide for payment of fees over a period of time. The aggregate fees payable under the agreements per $1,000 face amount of installment certificates and $1,000 purchase price of single payments, and a summary of the periods over which the fees are
payable, shown by series are:
PAGE 42

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

Fees on Cash Reserve and Flexible Savings certificates are paid at a rate of 0.25% of the purchase price at the time of issuance and 0.25% of the reserves maintained for these certificates at the beginning of the second and subsequent quarters from issue date.

Fees on the Investors Certificate are paid at an annualized rate of 1% of the reserves maintained for the certificates. Fees are paid at the end of each term on certificates with a one, two or three-month term. Fees are paid each quarter from date of issuance on certificates with a six, 12, 24 or 36-month term.

Fees on the Preferred Investors Certificate are paid at an annualized rate of 0.66% of the reserves maintained for the certificates. Fees are paid at the end of each term on certificates with a one, two or three-month term. Fees are paid each quarter from date of issuance on certificates with a six, 12, 24 or 36-month term.

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

A transaction consists of the receipt or withdrawal of securities and commercial paper and/or a change in the security position. The charges are payable quarterly except for maintenance, which is an
annual fee.
PAGE 43
Notes to Financial Statements (continued)


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

8.  Income taxes

Income tax expense (benefit) as shown in the statement of operations for the three years ended Dec. 31, consists of:

                            1996       1995        1994

Federal:
  Current                ($5,560)   ($6,285)    ($8,743)
  Deferred                (1,124)    (2,652)      3,933
                          (6,684)    (8,937)     (4,810)
State                         27        (43)        100

Total tax benefit        ($6,657)   ($8,980)    ($4,710)

Income tax expense (benefit) differs from that computed by using the U.S. Statutory rate of 35%. The principal causes of the difference in each year are shown below:

                                                    1996       1995        1994

Federal tax expense at U.S. statutory rate        $5,711     $6,307     $12,642
Tax-exempt interest                               (1,517)    (3,339)     (4,205)
Dividend exclusion                               (10,865)   (12,166)    (13,862)
Other, net                                           (13)       261         615

Federal tax benefit                              ($6,684)   ($8,937)    ($4,810)

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

PAGE 44
Notes to Financial Statements (continued)

Deferred tax assets:                   1996          1995

Certificate reserves                $13,028        $10,312
Investment reserves                     540            843
Investments                               -            348
Other, net                               19              -

Total deferred tax assets           $13,587        $11,503


Deferred tax liabilities:              1996           1995


Deferred distribution fees           $8,934         $9,900
Investment unrealized gains           7,775         15,843
Purchased/written call options        3,429          1,623
Dividends receivable                    745            892
Investments                             714              -
Return of capital dividends              87            305
Other, net                                -            229

Total deferred tax liabilities       21,684         28,792

Net deferred tax liabilities         $8,097        $17,289

9.  Derivative financial instruments

IDSC enters into transactions involving derivative financial instruments as an end user(nontrading). IDSC uses these instruments to manage its exposure to interest rate risk, including hedging specific transactions. IDSC manages risks associated with these instruments as described below.

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

Credit exposure is the possibility that the counterparty will not fulfill the terms of the contract. IDSC monitors credit exposure related to derivative financial instruments through established approval procedures, including setting concentration limits by counterparty, reviewing credit ratings and requiring collateral where appropriate. At Dec. 31, 1996, IDSC's counterparties to the interest rate corridors are rated AA or better by nationally recognized rating agencies. The counterparties to the call options are seven major broker/dealers.

The notional or contract amount of a derivative financial
instrument is generally used to calculate the cash flows that are received or paid over the life of the agreement. Notional amounts do not represent market risk or credit exposure and are not
recorded on the balance sheet.
PAGE 45
Notes to Financial Statements (continued)

Credit exposure related to derivative financial instruments is measured by the replacement cost of those contracts at the balance sheet date. The replacement cost represents the fair value of the instrument, and is determined by market values, dealer quotes or pricing models.

IDSC's holdings of derivative financial instruments were as follows at Dec. 31, 1996 and 1995.

                                                                 1996
                                            Notional                                   Total
                                           or contract      Carrying         Fair      credit
                                            amount           value          value     exposure
Assets:
  Interest rate corridors                   $200,000            $-           $188        $188
  Purchased call options                     242,243        36,164         34,987      34,987
  Total                                     $442,243       $36,164        $35,175     $35,175

Liabilities:
  Written call options                      $225,386        $9,552        $17,571         $-

                                                                 1995
                                            Notional                                   Total
                                           or contract      Carrying         Fair      credit
                                            amount           value          value     exposure

Assets:
  Interest rate caps and corridors          $970,000        $3,362         $2,128       $2,128
  Purchased call options                     152,406        27,138         24,161       24,161
  Total                                   $1,122,406       $30,500        $26,289      $26,289

Liabilities:
  Written call options                      $141,782        $9,333        $10,394           $-

The fair values of derivative financial instruments are based on market values, dealer quotes or pricing models. The interest rate corridors expire in Jan. and Feb. of 1997. The options expire throughout 1997.

Interest rate caps/corridors and options are used to manage IDSC's exposure to rising interest rates. These instruments are used primarily to protect the margin between the interest rate earned on investments and the interest rate credited to related investment certificate owners.

The interest rate caps/corridors are reset quarterly and IDSC earns interest on the notional amount to the extent the London Interbank Offering Rate exceeds the reference rates specified in the cap/corridor agreements. These reference rates ranged from 4% to 9%. The cost of interest rate caps/corridors is amortized over the terms of the agreements on a straight line basis and is included in other qualified assets. The amortization, net of any interest earned, is included in investment expenses.

IDSC offers a series of certificates which pay interest based upon the relative change in a major stock market index between the beginning and end of the certificates' term. The certificate owners have the option of participating in the full amount of increase in the index during the term (subject to a specified maximum) or a lesser percentage of the increase plus a guaranteed minimum rate of interest. As a means of hedging its obligations under the provisions of these certificates, IDSC purchases and PAGE 46
Notes to Financial Statements (continued)

writes call options on the major market index. The options are cash settlement options, that is, there is no underlying security to deliver at the time the contract is closed out.

The option contracts are less than one year in term. The premiums paid or received on these index options are reported in other qualified assets or other liabilities, as appropriate, and are amortized into investment expense over the life of the option. The intrinsic value of these index options is also reported in other qualified assets or other liabilities, as appropriate. The unrealized gains and losses related to the changes in the intrinsic value of these options are recognized currently in provision for certificate reserves.

Following is a summary of open option contracts at Dec. 31, 1996 and 1995.

                                              1996
                            Face      Average        Index at
                           amount   strike price   Dec.31,1996

Purchased call options    $242,243      669            741
Written call options       225,386      736            741

                                             1995
                            Face     Average         Index at
                           amount  strike price     Dec.31,1995

Purchased call options   $152,406      539            616
Written call options      141,782      601            616

10.  Fair values of financial instruments

IDSC discloses fair value information for most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. The fair value of the financial instruments presented may not be indicative of their future fair values. The estimated fair value of certain financial instruments such as cash and cash equivalents, receivables for dividends and interest, investment securities sold and other trade receivables, accounts payable due to Parent and affiliates, payable for investment securities purchased and other accounts payable and accrued expenses are approximated to be the carrying amounts disclosed in the balance sheets. Non-financial instruments, such as deferred distribution fees, are excluded from required disclosure. IDSC's off-balance sheet intangible assets, such as IDSC's name and future earnings of the core business are also excluded. IDSC's management believes the value of these excluded assets is significant. The fair value of IDSC, therefore, cannot be estimated by aggregating the amounts presented.

PAGE 47
A summary of fair values of financial instruments as of Dec. 31, is as follows:

                                                                1996                          1995

                                                      Carrying         Fair         Carrying         Fair
                                                        value          value         value           value

Financial assets
  Assets for which carrying values
    approximate fair values                           $155,396       $155,396       $148,746       $148,746
  Investment securities (note 3)                     3,076,889      3,103,005      3,411,396      3,456,922
  First mortgage loans on real estate (note 4)         218,697        221,253        233,394        248,860
  Derivative financial instruments (note 9)             36,164         35,175         30,500         26,289
Financial liabilities
  Liabilities for which carrying values
    approximate fair values                             76,040         76,040         14,247         14,247
  Certificate reserves (note 5)                      3,240,428      3,223,213      3,578,412      3,614,490
  Derivative financial instruments (note 9)              9,552         17,571          9,333         10,394

IDS CERTIFICATE COMPANY                                               Schedule I

Investments in Securities of Unaffiliated Issuers

December 31, 1996
($ in thousands)
                                             Bal. held
                                             at 12-31-96
                                             Principal
                                             Amount of      Cost       Value at
                                               Bonds       (Notes      12-31-96
Name of Issuer and Titles of Issue           and Notes    a and c)     (Note a)
  BONDS AND NOTES
  United States Government -
    Direct Obligations
     US TREASURY BOND         6.875%, 2000         165         165          169
     US TREASURY BOND         5.625%, 2000         200         197          196

  Total U.S. Government - Direct Obligations       365         362          365

  Other Bonds and Notes

  United States Government Agencies
     FHGD 15YR 6.5 TBA        6.500%, 2011      31,800      31,328       31,224 (f)
     FHLMC 5YR #G50152        7.000%, 1999       6,684       6,631        6,706 (f)
     FHLMC 5YR #G50252        7.500%, 2000      27,277      27,411       27,763 (f)
     FHLMC 5YR #G50281 GOL    6.500%, 2000      20,307      20,408       20,320 (f)
     FHLMC 15YR #G10336       7.500%, 2010       7,627       7,507        7,744 (f)
     FHLMC 15YR #10342        7.000%, 2010      23,627      23,016       23,634 (f)
     FHLMC 15YR #G10344 G     7.500%, 2010      17,856      17,773       18,129 (f)
     FHLMC 15YR #G10350 GLD   6.500%, 2010      23,610      23,556       23,204 (f)
     FHLMC 15YR #G10364       7.000%, 2010      20,146      20,040       20,153 (f)
     FHLM 15YR #G10369        6.500%, 2010      42,288      41,766       41,830 (f)
     FHLMC 15YR GOLD          6.500%, 2010      21,428      21,323       21,060 (f)
     FHLMC 15YR #G10439 GOLD  6.500%, 2011       5,093       4,969        5,016 (f)
     FHLMC ARM #845154        7.652%, 2022       5,060       5,218        5,225 (f)
     FHLMC ARM #845523        7.877%, 2023       7,516       7,735        7,738 (f)
     FHLMC ARM #845654        8.030%, 2024      18,368      18,639       19,125 (f)
     FHLMC ARM #845730        7.606%, 2024      29,597      30,571       30,652 (f)
     FHLMC ARM #845733        7.495%, 2024      28,937      29,454       29,932 (f)
     FHLMC ARM #845973        8.083%, 2024       9,655       9,655       10,055 (f)
     FHLMC ARM #845999        7.526%, 2027      24,033      24,244       24,826 (f)
     FHLMC 30YR #846072       7.683%, 2022       6,389       6,550        6,609 (f)
     FHLMC ARM #846107        7.870%, 2025       9,384       9,601        9,728 (f)
     FH GD 7YR BLN N97208     7.000%, 2003      14,990      15,181       15,086 (f)
     FHLMC 1268 E CMO         7.400%, 2016       3,934       3,938        3,939 (f)
     FHLMC ARM #350190        7.375%, 2022       6,395       6,589        6,609 (f)
     FHLMC 1379 C CMO         5.600%, 2011       2,089       2,088        2,085 (f)
     FHLMC GOLD E00151        7.500%, 2017       8,593       8,831        8,724 (f)
     FHLMC 15YR #E00383       7.000%, 2010      21,007      20,974       21,013 (f)
     FHLMC 1717B PAC CMO      5.250%, 2008       4,792       4,785        4,782 (f)
     FHLMC-GNMA 40 D CMO      6.500%, 2011      20,458      20,058       20,547 (f)
     FHLMC 188537 (2)         5.750%, 1998           1           1            1 (f)
     FHLMC 4C CMO             8.000%, 2017       3,330       3,338        3,341 (f)

                                             Bal. held
                                             at 12-31-96
                                             Principal
                                             Amount of      Cost       Value at
                                               Bonds       (Notes      12-31-96
Name of Issuer and Titles of Issue           and Notes    a and c)     (Note a)
     FHLMC CTF SER B-76       8.375%, 2006          40          40           38 (f)
     FHLMC CTF SER B-77       8.125%, 2007         195         194          187 (f)
     FHLMC 15YR #380025       9.500%, 2003         838         834          884
     FHLMC 15YR #200017      11.000%, 2000         484         493          511 (f)
     FHLMC 15YR #200018      11.000%, 2000         326         332          344 (f)
     FHLMC 15YR #200020      11.000%, 2000         484         493          511 (f)
     FHLMC 15YR #200022      10.500%, 2000         101         102          107 (f)
     FHLMC 15YR #200035       9.000%, 2001         379         375          394 (f)
     FHLMC 15YR #200048       9.000%, 2001         835         823          868
     FHLMC 15YR #200064       8.000%, 2002         486         472          496 (f)
     FHLMC 15YR #212119       9.500%, 2001         166         168          176 (f)
     FHLMC 15YR #218648       9.500%, 2002          58          59           61 (f)
     FHLMC 15YR #219392      11.000%, 2001         172         176          182 (f)
     FHLMC 15YR #219679       9.500%, 2003         659         654          694 (f)
     FHLMC 15YR #219757      11.000%, 2003       2,002       2,082        2,116
     FHLMC 15YR #240001       9.500%, 1997       1,221       1,220        1,247
     FHLMC 10YR #490009       9.000%, 1997       1,398       1,398        1,418
     FHLMC 10YR #490011      10.000%, 1997         317         317          332 (f)
     FHLMC 15YR #500155      11.000%, 2001         477         487          504 (f)
     FHLMC 15YR #500294      11.000%, 2003         203         209          215 (f)
     FHLMC 15YR #500456      11.000%, 2002         222         228          235 (f)
     FHLMC 15YR #502175      10.500%, 2004         225         228          238 (f)
     FHLMC ARM #605041        7.909%, 2019         293         293          304 (f)
     FHLMC ARM #605048        7.576%, 2018       1,292       1,292        1,335 (f)
     FHLMC ARM #605050        7.945%, 2018         488         488          506 (f)
     FHLMC ARM #605079 WAC    7.772%, 2018       1,504       1,504        1,558 (f)
     FHLMC ARM #605175 WAC    7.729%, 2019       3,718       3,718        3,855 (f)
     FHLMC ARM #605352        7.589%, 2018       2,915       2,915        3,012 (f)
     FHLMC ARM #401587        7.625%, 2018       2,105       2,105        2,179 (f)
     FHLMC ARM #630048        8.000%, 2018          23          23           24 (f)
     FHLMC ARM #630074        7.500%, 2018         583         583          596 (f)
     FHLMC ARM #840031 WAC    7.552%, 2019         473         473          489 (f)
     FHLMC ARM #840035        7.795%, 2019       1,474       1,474        1,539 (f)
     FHLMC ARM #840036        7.926%, 2019       1,802       1,802        1,871 (f)
     FHLMC ARM #840045        7.741%, 2019       3,841       3,841        3,981 (f)
     FHLMC ARM #840072        7.262%, 2019       1,951       1,951        1,997 (f)
     FHLMC ARM #405014        7.843%, 2019       1,065       1,065        1,106 (f)
     FHLMC ARM #405092        7.709%, 2019       1,705       1,705        1,768 (f)
     FHLMC ARM #405185        7.470%, 2018       2,377       2,377        2,453 (f)
     FHLMC ARM #405243        7.161%, 2019       1,095       1,095        1,128 (f)
     FHLMC ARM #405249        7.378%, 2018       3,187       3,187        3,289 (f)
     FHLMC ARM #405360        7.756%, 2019         969         969        1,006 (f)
     FHLMC ARM #405437        7.969%, 2019         289         289          300 (f)
     FHLMC ARM #405455        7.793%, 2019       1,346       1,346        1,397 (f)
     FHLMC ARM #405517        8.084%, 2019         491         491          510 (f)
     FHLMC ARM #405615        7.706%, 2019         985         985        1,021 (f)
     FHLMC ARM #405675        7.687%, 2020       1,972       1,972        2,045 (f)
     FHLMC ARM #405692        7.825%, 2020       2,495       2,495        2,593 (f)

                                             Bal. held
                                             at 12-31-96
                                             Principal
                                             Amount of      Cost       Value at
                                               Bonds       (Notes      12-31-96
Name of Issuer and Titles of Issue           and Notes    a and c)     (Note a)
     FHLMC ARM #405744        7.814%, 2020       1,541       1,541        1,602 (f)
     FHLMC ARM #605432        7.755%, 2017         758         758          786 (f)
     FHLMC ARM #605433        7.316%, 2017       1,935       1,935        1,995 (f)
     FHLMC ARM #605454        7.300%, 2017       5,125       5,125        5,275 (f)
     FHLMC ARM #605853 WAC    7.504%, 2019       3,762       3,762        3,883 (f)
     FHLMC ARM #605854        7.506%, 2019       3,454       3,454        3,566 (f)
     FHLMC ARM #606024        6.963%, 2019       1,561       1,561        1,604 (f)
     FHLMC ARM #606025        7.214%, 2019       5,579       5,579        5,745 (f)
     FHLMC ARM #606151        7.872%, 2019       4,380       4,380        4,548 (f)
     FHLMC ARM #635054        7.994%, 2020         291         291          299 (f)
     FHLMC ARM #785363        6.973%, 2025      12,697      12,867       13,098 (f)
     FHLMC ARM #785615        6.700%, 2026      15,896      15,805       16,065 (f)
     FH 3X1 ARM #785619       6.715%, 2026       8,955       9,004        9,106 (f)
     FHLMC ARM 3X1            6.814%, 2026      19,884      19,952       20,245 (f)
     FHLMC ARM #785672        6.738%, 2026      10,010      10,057       10,141 (f)
     FHLMC ARM #865008        8.431%, 2018       7,459       7,459        7,727 (f)
     FHLMC LOANS #885005      9.500%, 2002       1,568       1,558        1,653 (f)
     FHLMC LOANS #885008     10.000%, 2003       2,632       2,646        2,778 (f)
     FHLMC 15 YR #885009      9.500%, 2003       3,763       3,742        3,968
     FHLMC ARM #606301        8.035%, 2020       6,733       6,733        6,997 (f)
     FHLMC ARM #606903        6.970%, 2022       2,048       2,066        2,086 (f)
     FNMA 92 12 H             6.625%, 2019       6,936       6,936        6,928 (f)
     FNMA 1992-5 C            7.000%, 2016       2,432       2,424        2,435 (f)
     FNMA 92-21D VANILLA      6.650%, 2018       1,698       1,681        1,698 (f)
     FNMA 92 203 E CMO        6.250%, 2005      10,000       9,796        9,978 (f)
     FNMA 93-62 B CMO         6.500%, 2017       6,523       6,308        6,485 (f)
     FNMA 95 2 T CMO          8.500%, 2021       8,826       8,817        9,001 (f)
     FNMA 95-T2 A3 CMO        6.610%, 2018      10,000       9,995        9,819 (f)
     FNMA 15 YR #2469        11.000%, 2000          27          27           29 (f)
     FNMA 15 YR #13157       11.000%, 2000          17          17           18 (f)
     FNMA 15 YR #13548       11.000%, 2000          62          63           66 (f)
     FNMA 15 YR #13705       11.000%, 2000          53          54           57 (f)
     FNMA 15 YR #18275       11.000%, 2000           9          10           10 (f)
     FNMA 15 YR #18745       11.000%, 2000          12          13           13 (f)
     FNMA 15 YR #18986       11.000%, 2000          10          10           11 (f)
     FNMA 15 YR #19070       11.000%, 2000           9           9            9 (f)
     FNMA 15 YR #19261       11.000%, 2000          27          27           29 (f)
     FNMA 15 YR #22271       11.000%, 2000          41          42           44 (f)
     FNMA 15 YR #22405       11.000%, 2000          62          63           65 (f)
     FNMA 15 YR #22569       11.000%, 2000         112         114          119 (f)
     FNMA 15 YR #22674       11.000%, 2000          30          30           32 (f)
     FNMA 15 YR #25899       11.000%, 2001          20          21           22 (f)
     FNMA 30 YR #27880        9.000%, 2016         106         109          112 (f)
     FNMA 15 YR #34543        9.250%, 2001         351         351          375 (f)
     FNMA 30 YR #36225        9.000%, 2016         309         315          326 (f)
     FNMA 30 YR #040877       9.000%, 2017         192         196          202 (f)
     FNMA 15 YR #50973        6.000%, 2009      42,908      41,935       41,565 (f)
     FNMA 30 YR #51617       10.000%, 2017         191         193          210 (f)

                                             Bal. held
                                             at 12-31-96
                                             Principal
                                             Amount of      Cost       Value at
                                               Bonds       (Notes      12-31-96
Name of Issuer and Titles of Issue           and Notes    a and c)     (Note a)
     FNMA 30 YR #52185       10.000%, 2017          73          73           80 (f)
     FNMA 30 YR #52596       10.000%, 2017          19          19           21 (f)
     FNMA 15 YR #58405       11.000%, 2003          31          32           33 (f)
     FNMA 15 YR #64520       11.000%, 2001          64          66           68 (f)
     FNMA 15 YR #64523       11.000%, 2000          97          98          103 (f)
     FNMA 15 YR #66458       10.000%, 2004       4,319       4,355        4,575
     FNMA ARM #70007 MEGA     7.328%, 2017       2,444       2,444        2,530 (f)
     FNMA ARM #70009 MEGA     7.281%, 2018       3,706       3,706        3,838 (f)
     FNMA ARM #70117          7.199%, 2017         826         826          854 (f)
     FNMA ARM #70202          7.375%, 2019       2,682       2,682        2,780 (f)
     FNMA 15 YR #70299       10.750%, 2001         261         267          277 (f)
     FNMA 15 YR #70694 MEG    9.500%, 2005       2,417       2,436        2,558
     FNMA #73227 MULT-FAM     6.700%, 2005       2,928       2,963        2,824 (f)
     FNMA ARM #79384          8.040%, 2019       1,059       1,059        1,105 (f)
     FNMA ARM #88879          8.750%, 2019       2,624       2,624        2,719 (f)
     FNMA ARM #89125          7.250%, 2019       7,022       7,176        7,167 (f)
     FNMA ARM #92069 FLEX     7.853%, 2018       3,571       3,571        3,722 (f)
     FNMA ARM #93787          7.691%, 2019       3,167       3,167        3,297 (f)
     FNMA ARM #97822          7.536%, 2020         610         610          633 (f)
     FNMA ARM #105989         8.524%, 2020       2,463       2,463        2,563 (f)
     FNMA 15YR #124848        8.000%, 2008      15,633      15,587       16,087 (f)
     FNMA 15YR #190534        6.000%, 2018      21,885      21,545       21,200
     FNMA ARM #190726         7.844%, 2033      15,349      15,660       15,896 (f)
     FNMA 7YR 190778 BALN     6.000%, 2001      54,076      53,509       53,331 (f)
     FNMA ARM #249907         7.726%, 2024      17,941      18,212       18,722 (f)
     FNMA 10YR #303115        6.500%, 2004      17,501      16,494       17,499 (f)
     FNMA ARM #303259         7.631%, 2025       8,143       8,368        8,400 (f)
     FNMA 15YR #303445        5.500%, 2009      21,754      20,824       20,483 (f)
     FNMA 7YR #303448 BLN     6.500%, 2002      24,515      24,545       24,504 (f)
     FNMA ARM #368121 5X1     6.757%, 2025      30,000      30,441       31,187 (f)
     GNMA ARM 1 YR #8157      6.500%, 2023       7,092       7,219        7,204 (f)
     GNMA ARM #8206           6.500%, 2017       1,558       1,558        1,580 (f)
     GNMA ARM #8240           7.125%, 2017       1,123       1,109        1,151 (f)
     GNMA ARM #8251           7.125%, 2017          90          90           93 (f)
     GNMA ARM #8274           7.000%, 2017       3,037       3,034        3,100 (f)
     GNMA ARM #8283           7.000%, 2017         400         398          408 (f)
     GNMA ARM #8293           7.000%, 2017         698         698          713 (f)
     GNMA ARM #8341           7.125%, 2018         157         156          161 (f)
     GNMA ARM #8353           7.125%, 2018       1,298       1,290        1,330 (f)
     GNMA ARM #8365           7.125%, 2018       2,347       2,347        2,405 (f)
     GNMA ARM #8377           7.125%, 2018       1,050       1,048        1,076 (f)
     GNMA ARM #8428           7.000%, 2018         442         442          451 (f)
     GNMA ARM #8440           7.000%, 2018       1,120       1,120        1,144 (f)
     GNMA ARM #8638           7.000%, 2025      26,789      27,011       27,320 (f)

    Total United States Government Agencies  1,049,372   1,048,173    1,060,437


                                             Bal. held
                                             at 12-31-96
                                             Principal
                                             Amount of      Cost       Value at
                                               Bonds       (Notes      12-31-96
Name of Issuer and Titles of Issue           and Notes    a and c)     (Note a)
  Municipal Bonds
  California
     CAL HSG 95-O TAX MUN     7.740%, 2016      10,645      10,645       10,865 (b)(f)
     CAL HSG FIN 1996-M       7.890%, 2016       8,925       8,925        9,103 (b)(f)

  Georgia
     ATLANTA GA REC AUTH      8.000%, 1997       1,000       1,000        1,014 (b)(f)

  Illinois
     CHICAGO IL BLDG REV      8.000%, 1997       3,000       3,000        3,000 (b)(f)
     CHICAGO IL BLDG COMM     8.000%, 1998       1,800       1,796        1,875 (b)(f)
     CHICAGO IL SAN DIST      9.250%, 2000       1,000       1,060        1,137 (b)(f)
     *CHIC IL GAS SPY SRC     7.500%, 2015       4,500       4,500        4,916 (b)(f)

  Minnesota
     WEST MN MUNI POWER      10.250%, 2015       3,120       3,303        3,486 (b)(f)

  New Jersey
     OCEAN COUNTY NJ UTIL     8.150%, 1997         400         400          400 (b)(f)

  New York
     NEW YORK CITY NT GO      7.750%, 2000         335         335          342 (b)(f)
     NEW YORK PWR AUTH        9.500%, 2001         355         374          385 (b)(f)

  North Carolina
     NC MUNI POWER            8.400%, 1997       2,000       2,000        2,000 (b)(f)

  Pennsylvania
     WY VALLEY PA SWR         5.125%, 2007         135         135          135 (b)(f)

  Texas
     HARRIS CNTY TX TOLL     10.375%, 2014       5,300       5,458        5,667 (b)(f)
     AUSTIN TX UTILITY       10.750%, 2015       3,735       4,131        4,477 (b)(f)
     DALLAS TX CIVIC CENT     8.100%, 1997         925         925          925 (b)(f)
     DALLAS TX CIVIC CENT     8.200%, 1998       1,025       1,025        1,046 (b)(f)

  District of Columbia
     DIST OF COLUMBIA GO      7.600%, 1997       1,950       1,966        1,983 (b)(f)
     DIST OF COLUMBIA GO      7.600%, 1997       4,900       4,898        4,970 (b)(f)

  Total Municipal Bonds                         55,050      55,876       57,726

  Public Utility
     BAROID CORP              8.000%, 2003       5,000       4,986        5,219
     BELL ATLANTIC FINL       5.300%, 1998       5,000       4,816        4,937 (f)
     CAL ENERGY CO INC        9.500%, 2006       4,000       4,034        4,130 (b) (d) (f)
     CHEVRON-HOWARD BELL      7.700%, 1997          76          76           76 (b) (d)
     COLUMBIA GAS SYS         6.390%, 2000      10,000      10,033        9,938 (f)

                                             Bal. held
                                             at 12-31-96
                                             Principal
                                             Amount of      Cost       Value at
                                               Bonds       (Notes      12-31-96
Name of Issuer and Titles of Issue           and Notes    a and c)     (Note a)
     DETROIT EDISON           6.280%, 2000       7,000       6,951        6,940 (f)
     EL PASO ELEC CO          7.250%, 1999       2,000       2,000        1,994 (f)
     GTE CORP                 8.850%, 1998       3,000       3,038        3,094 (f)
     HANNA  M A               9.000%, 1998       5,000       5,057        5,177
     INTL SPECIALTY PROD      9.000%, 1999      15,000      15,228       15,222
     JERSEY CENTRAL P&L       6.040%, 2000       5,000       5,001        4,910
     KANSAS CITY P&L          7.340%, 1999      10,000      10,000       10,209
     NORAM ENERGY CORP        7.500%, 2000       5,000       4,980        5,103 (f)
     OCCIDENTAL PETROLEUM     6.410%, 2000       5,000       4,959        4,966 (f)
     ORYX ENERGY              8.650%, 1999      15,000      15,000       15,356
     PDV AMERICA              7.250%, 1998       3,000       2,996        2,989 (f)
     PACIFIC GAS TRANS        6.640%, 2000       5,000       5,000        5,001 (f)
     PRAXAIR INC              6.750%, 2003       5,000       4,751        5,004 (f)
     PUBLIC SERVICE E & G     7.100%, 1997       5,000       5,000        5,016 (f)
     SALTON SEA CL A          6.690%, 2000       6,949       6,949        6,960 (b) (d) (f)
     SMITH INT`L INC          7.240%, 2001      10,000      10,000       10,000 (b) (d) (f)
     TELEPORT COMM            9.875%, 2006       4,000       4,075        4,260 (f)
     TEXAS UTILITIES          6.370%, 2000      10,000      10,000        9,918 (f)
     TOSCO CORP               7.000%, 2000       5,000       4,994        5,043 (f)

  Total Public Utility                         150,025     149,924      151,462

  Finance
     AT&T CAPITAL             6.200%, 2000       5,000       4,993        4,890 (f)
     ALCO CAPITAL RES         7.330%, 1998      10,000      10,000       10,145 (f)
     AMERICAN GEN FINANCE     7.850%, 1997       2,000       2,001        2,030 (f)
     AMERICAN GENERAL FIN     6.470%, 2000      10,000      10,070        9,966 (f)
     ARISTAR FINL             7.875%, 1999       3,000       2,997        3,094 (f)
     ARISTAR INC              6.300%, 2000      15,000      14,990       14,902 (f)
     AUTOFLW                  9.160%, 2002      10,000       9,915        9,944 (b) (d) (f)
     BANK OF AMERICA          9.750%, 2000      10,000      10,351       11,099
     BENEFICIAL CORP          6.450%, 2000      10,000      10,045        9,996 (f)
     CIT GROUP HOLDINGS       7.000%, 1997       5,000       4,988        5,048 (f)
     CSW INVESTMENTS          6.950%, 2001      10,000       9,988       10,061 (b) (d) (f)
     CAPITAL ONE BANK         7.350%, 2000       5,000       4,997        5,079 (f)
     COMDISCO INC             7.250%, 1998      10,000       9,989       10,139
     COMMERCIAL CREDIT        8.250%, 2001       9,000       8,911        9,618 (f)
     CONTI FINANCIAL CORP     8.375%, 2003       5,000       4,986        5,102 (f)
     CONTI MTG HEL TRTA-6     6.690%, 2016      10,000       9,999        9,762 (f)
     COUNTRYWIDE FUNDING      8.420%, 1999      19,700      19,682       20,554
     DART KRAFT FIN           7.750%, 1998       1,000       1,020        1,029 (f)
     JOHN DEERE CAP           6.250%, 2000       2,500       2,503        2,475 (f)
     DEERE JOHN CAPITAL       6.280%, 2000       5,000       5,015        4,952 (f)
     FDIC 96-1C CLASS 1A      6.750%, 2026      10,000       9,995        9,995 (f)
     FIDELITY ACCEPTANCE      6.670%, 1997      15,000      15,000       15,048 (b) (d) (f)
     FINOVA CAPL CORP         6.840%, 2000       3,000       3,003        3,020 (f)
     FIRST NATIONWIDE         9.125%, 2003       4,000       3,865        4,060 (f)
     FIRSTAR CORP             7.150%, 2000      12,000      12,000       12,115 (f)

                                             Bal. held
                                             at 12-31-96
                                             Principal
                                             Amount of      Cost       Value at
                                               Bonds       (Notes      12-31-96
Name of Issuer and Titles of Issue           and Notes    a and c)     (Note a)
     GMAC 96-C1 COMM MBS      6.790%, 2003       4,992       5,016        5,055 (f)
     GE CAPITAL CORP          8.125%, 1999      12,000      12,175       12,465 (f)
     GREAT WESTERN FINL       6.375%, 2000       3,000       2,992        2,987 (f)
     GREENTREE FIN94-1 A1     5.600%, 2019       2,756       2,739        2,764 (f)
     GREENTREE FIN94-4 A1     6.550%, 2019       2,905       2,902        2,914 (f)
     GREENTREE FIN94-5 A1     6.600%, 1998       3,278       3,277        3,284 (f)
     GREENTREE FIN95-5 A1     5.950%, 2025       1,343       1,343        1,346 (f)
     HELLER FINANCIAL         8.000%, 1998      15,000      14,984       15,478
     HELLER FINANCIAL         6.500%, 2000       8,000       8,002        8,009 (f)
     HOUSEHOLD FINANCE        6.375%, 2000       6,775       6,790        6,755 (f)
     INTL LEASE FINANCE       7.950%, 1999      12,000      11,991       12,408 (f)
     KEYCORP SENIOR           7.430%, 2000       4,000       3,995        4,110 (f)
     MBNA                     7.540%, 2001      10,000       9,993       10,288
     MBNA CORP                6.500%, 2000       5,000       4,998        5,011 (f)
     MARGARETTEN FIN'L        6.750%, 2000      15,250      15,385       15,305 (f)
     MELLON FINANCIAL         6.300%, 2000      10,000       9,962        9,951 (f)
     MERIDIAN BANCORP         6.625%, 2000       5,000       5,045        5,025 (f)
     JPMS 96-C2 CL A          6.470%, 2027       4,920       4,951        4,834 (f)
     MS CAP 1996-WFI MBS      7.220%, 2028      10,000      10,157       10,150 (f)
     MCF 96-MC2 CLS A1        6.758%, 2004      10,000      10,100       10,100 (f)
     NCB CAPITAL SER A        8.180%, 1997       8,000       8,000        8,080 (b) (d)
     NATIONSBANK TEXAS        6.750%, 2000      12,000      12,038       12,094 (f)
     NATIONSBANK CORP         7.500%, 1997       5,000       5,000        5,010 (f)
     NORWEST FINANCIAL        7.250%, 2000       4,500       4,494        4,607
     ORIX CREDIT ALLIANCE     8.040%, 1997      10,000      10,000       10,140 (b) (d)
     ORIX CREDIT ALLIANCE     7.560%, 1997       5,000       5,000        5,063 (b) (d) (f)
     PENSKE TRUCK LEASING     6.670%, 2000      13,000      13,006       13,053 (f)
     PENSKE TRUCK LEASING     7.750%, 1999       3,000       3,053        3,102 (f)
     PROVIDENT BANK           6.125%, 2000       5,000       4,990        4,922
     PHMS 1993-39 A8 SUPP     6.500%, 2008      10,056       9,580        9,776 (f)
     SBMS VII 91-1 B1         9.700%, 2006       1,098       1,098        1,098 (f)
     SALOMON INC INDEX AM     7.070%, 2000      25,000      25,000       25,187 (f)
     SANWA BUS CREDIT MTN     7.250%, 2001      10,000       9,991       10,189 (b) (d) (f)
     SAXON 95-1 A2 ARM        7.745%, 2025       2,893       2,934        2,962 (f)
     SEARS ROEBUK ACC         6.500%, 2000       5,000       5,018        5,012 (f)
     SASCO96-CL1 AIC          5.944%, 2028       9,800       9,800        9,696 (f)
     SASCO 96-CL-A2B          6.759%, 2028       5,000       5,080        4,991 (f)
     TRANSAMERICA FINANCE     9.260%, 1998       5,000       4,997        5,166
     UCFC 95 BA-2 ASSET B     6.600%, 2009      10,000      10,023       10,041 (f)
     UCFC 95 CA2 ASSET BK     6.575%, 2011      10,000      10,019       10,031 (f)
     WELLSFORD RESID PROP     7.250%, 2000       5,000       4,976        5,083 (f)
     XEROX CREDIT             6.840%, 2000       5,000       5,013        4,985 (f)

  Total Finance                                516,766     517,210      522,650

  Industrial
     AAF MCQUAY               8.875%, 2003      10,000      10,155       10,050 (f)
     ADT OPERATIONS INC       8.250%, 2000       5,000       5,052        5,225 (f)

                                             Bal. held
                                             at 12-31-96
                                             Principal
                                             Amount of      Cost       Value at
                                               Bonds       (Notes      12-31-96
Name of Issuer and Titles of Issue           and Notes    a and c)     (Note a)
     AGCO CORP                8.500%, 2006       5,000       4,963        5,150 (b) (d) (f)
     AMERICAN STANDARD       10.875%, 1999       1,000       1,062        1,077 (f)
     APPLIED MATERIALS        6.650%, 2000       5,000       5,000        5,007 (f)
     BELL & HOWELL OPER       9.250%, 2000       4,425       4,522        4,508 (f)
     BOYD GAMING CORP         9.250%, 2003       5,000       4,980        4,925 (f)
     BROWN GROUP              8.600%, 1999       5,000       5,000        5,018
     BURLINGTON NORTHERN      6.375%, 2005       5,000       4,998        4,775
     CSX                      9.230%, 1998      13,500      13,500       13,932
     CATERPILLAR FINANCE      6.960%, 1998       5,000       4,964        5,063 (f)
     CHAMPION INTL            9.800%, 1998      10,000       9,997       10,382
     CHIQUITA BRANDS INTL    10.250%, 2006       3,000       2,983        3,203 (f)
     CHRYSLER FINANCE         7.700%, 1998      10,000       9,940       10,266 (f)
     CHRYSLER FINANCE         7.590%, 2000       5,000       5,001        5,147 (f)
     CINCINNATI MILACRON      7.875%, 2000       5,000       5,087        5,061 (b) (d) (f)
     COLUMBIA/HCA HLTHCRE     6.410%, 2000      10,000      10,022        9,981 (f)
     CONTAINER CORP AMER      9.750%, 2003       4,000       3,976        4,230 (f)
     CONT'L CABLEVISION       8.300%, 2006       4,000       3,988        4,281 (b) (d)
     COX COMMUNICATION        6.375%, 2000      25,000      24,908       24,843 (f)
     DARLING DELAWARE        11.000%, 2000       3,308       3,308        3,308 (f)
     DAYTON HUDSON            6.400%, 2003      10,000       9,972        9,763 (f)
     DAYTON HUDSON CO         6.800%, 2001       5,000       5,000        5,023 (f)
     DELTA AIRLINES           9.875%, 1998       8,100       8,100        8,358
     BERGEN BRUNSWIG(DUR)     7.000%, 2006      20,000      20,057       19,766 (f)
     ENTERPRIS RENT-A-CAR     8.750%, 1999       5,000       4,998        5,273 (b) (d)
     ENTERPRIS RENT-A-CAR     7.875%, 1998       5,000       4,999        5,094 (b) (d) (f)
     ENTERP RENT-A-CARMTN     6.350%, 2001      10,000       9,998        9,877 (b) (d) (f)
     EXIDE CORP              10.750%, 2002       5,000       5,385        5,263 (f)
     FIRST USA DEP NT         6.375%, 2000       5,000       4,988        4,946 (f)
     FORD MOTOR CREDIT        6.375%, 2000      10,000      10,101        9,938
     FORD MOTOR CR MTN        7.060%, 2001       5,000       4,983        5,079 (f)
     FOUNDATION HLTH CORP     7.750%, 2003       4,500       4,487        4,669 (f)
     GS-96PROTECT LIFE A1     7.020%, 2027       4,792       4,864        4,901 (f)
     GATC                     6.320%, 2000      10,000       9,984        9,852 (f)
     GMAC                     7.650%, 1997      10,000      10,000       10,018 (f)
     GMAC                     7.750%, 1999      20,000      19,913       20,581 (f)
     GENESIS HLTHCR 144A      9.250%, 2006       5,000       5,000        5,125 (b) (d) (f)
     HERITAGE MEDIA           8.750%, 2006       4,500       4,567        4,354 (f)
     HOWMET INC              10.000%, 2003       3,000       3,167        3,270 (f)
     ITT CORP                 6.250%, 2000       5,000       4,864        4,926 (f)
     ILLINOIS CENTRAL         6.270%, 1998       5,000       5,002        5,008 (f)
     INTEGON CORP             9.500%, 2001       2,000       1,980        2,149
     KIII COMM PUT/96         8.500%, 2006       5,000       4,980        4,950 (b) (d) (f)
     KAUFMAN & BROAD HOME    10.375%, 1999       1,000         997        1,030
     KROGER CO                8.150%, 2006       4,000       4,005        4,105 (f)
     LA QUINTA MOTOR          9.250%, 2003       2,000       2,096        2,070 (f)
     LIFE STYLE FURN         10.875%, 2006       3,000       3,031        3,255 (f)
     LONE STAR INDUSTRIES    10.000%, 2003         657         638          663 (b) (f)
     MGM GRAND HOTEL FIN     11.750%, 1999       2,000       2,062        2,080 (f)

                                             Bal. held
                                             at 12-31-96
                                             Principal
                                             Amount of      Cost       Value at
                                               Bonds       (Notes      12-31-96
Name of Issuer and Titles of Issue           and Notes    a and c)     (Note a)
     MARK IV IND INC          8.750%, 2003       2,000       1,835        2,070
     MATTEL INC               6.875%, 1997      15,000      14,986       15,082 (f)
     MAXXIM MEDICAL          10.500%, 2006       4,000       4,036        4,190 (f)
     NEWS AMER HLDGS          7.500%, 2000      10,000       9,965       10,211 (f)
     NOVACOR CHEMICALS        6.500%, 2000      10,000       9,971        9,915 (b) (d) (f)
     OUTDOOR SYSTEMS INC      9.375%, 2006       5,000       5,000        5,162 (f)
     PACCAR FIN SER 3         7.940%, 1997       8,250       8,248        8,273 (f)
     PAGING NETWORK          10.000%, 2008       2,000       2,000        2,027 (b) (d) (f)
     PARACELSUS HEALTH       10.000%, 2006       5,000       5,061        4,725 (f)
     PARAMOUNT COMMUN         5.875%, 2000       5,350       5,222        5,107 (f)
     PRINT PACK SR NT         9.875%, 2004       2,500       2,500        2,594 (f)
     QUAKER OATS              6.940%, 2003       1,500       1,504        1,521 (f)
     QUAKER OATS              6.470%, 2000      10,000      10,037        9,981 (f)
     RITE AID CORP            6.700%, 2001       5,000       4,999        4,999 (f)
     ROLLINS TRUCK            6.875%, 2001       5,000       4,999        5,039 (f)
     RYDER SYSTEM             5.530%, 1997       7,500       7,500        7,497 (f)
     RYDER SYSTEM             7.910%, 2000       5,000       5,033        5,185 (f)
     RYDER SYSTEMS INC        7.330%, 2000       5,000       5,086        5,122 (f)
     RYERSON TULL             8.500%, 2001       5,000       5,000        5,131 (f)
     SCHULLER INT'L GROUP    10.875%, 2004       5,000       5,383        5,587 (f)
     SEALY CORP               9.500%, 2003       4,275       4,309        4,307
     SEARS                    7.620%, 1997       5,000       4,990        5,070 (f)
     SEARS                    7.420%, 1998      10,000      10,004       10,162 (f)
     SERVICE CORP INTL        6.375%, 2000      10,500      10,493       10,394 (f)
     SERVICE MERCHANDISE      8.375%, 2001       1,000         876          952
     SHOP VAC CORP           10.625%, 2003       2,000       2,000        2,110 (b) (d) (f)
     SHOWBOAT INC             9.250%, 2008       4,000       3,781        3,945
     SUNAMERICA               9.000%, 1999      20,000      20,000       21,034
     SUPERVALU INC            6.500%, 2000       5,000       4,996        4,967 (f)
     SUPERVALU INC            7.250%, 1999       8,000       7,959        8,163 (f)
     TENET HEALTHCARE CO      8.625%, 2003       7,000       6,979        7,411 (f)
     TYSON FOODS              6.410%, 2000      10,000      10,008        9,959 (f)
     UNIFRAX INVESTMENT      10.500%, 2003       3,000       3,000        3,109 (f)
     UNITED AIR 1991A-1       9.200%, 2008       4,610       4,288        4,929
     U.S. WEST CAP FUNDIN     6.200%, 2000       5,000       4,993        4,900 (f)
     UNIVERSAL OUTDOOR        9.750%, 2006       5,000       4,969        5,175 (f)
     VIACOM INC               6.750%, 2003       5,000       4,996        4,694
     WMX TECHNOLOGIES         6.250%, 2000       3,500       3,504        3,471 (f)
     WHITMAN CORP             6.250%, 2000       5,000       4,944        4,962 (f)
     WHITMAN CORP             8.110%, 1997      12,500      12,500       12,516 (f)
     FIBERGLASS CAD INC       9.800%, 1998       5,000       5,070        5,238 (b) (d)
     ISPMEX                  10.125%, 2003       5,000       5,000        5,200 (f)
     REPAP NEW BRUNSWICK      9.875%, 2000       7,000       7,130        7,263 (f)
     STENA AB                10.500%, 2005       3,000       3,000        3,233
     TARKETT 9.00             9.000%, 2002       3,650       3,728        3,737 (b) (d) (f)



                                             Bal. held
                                             at 12-31-96
                                             Principal
                                             Amount of      Cost       Value at
                                               Bonds       (Notes      12-31-96
Name of Issuer and Titles of Issue           and Notes    a and c)     (Note a)
     TEEKAY SHIPPING CORP     8.320%, 2008       3,000       3,033        3,008 (f)
     TELEWEST PLC             9.625%, 2006       2,000       2,000        2,055

  Total Industrial                             599,917     600,539      608,200

  Total Other Bonds and Notes                2,371,130    2,371,722   2,400,475

  Total Bonds and Notes                      2,371,495    2,372,084   2,400,840

                                             Bal. Held
                                             at 12-31-96    Cost       Value at
                                             Number of     (Notes      12-31-96
                                               Shares     a and c)     (Note a)
  Preferred Stock
  Public Utility
     ALLTEL 7.75 $100 PAR     7.750%, 2005      24,140       2,434        2,438 (b) (d)
     AMERICAN WTRWRKS $25     8.500%, 2000     800,000      20,000       21,089 (b) (d)
     AMERITECH NZ A $100      7.040%, 2001      40,000       4,199        4,225 (b) (d) (f)
     APPALACHIAN PWR $100     6.850%, 2004      30,000       3,004        3,171
     APPALACHIAN PWR $100     5.900%, 2008      10,000         996          998 (f)
     APPALACHIAN PWR $100     5.920%, 2008      11,000       1,089        1,076
     ARIZONA PUB SER V        7.875%, 2007       7,500         783          795 (f)
     ARIZONA PUB SVC $100    10.000%, 2001     120,400      12,703       12,950
     ATLANTIC CITY EL $100    7.800%, 2006      90,000       8,988        9,795
     ATLANTIC CITY EL $100    8.200%, 2000      49,500       4,945        5,258
     BALTIMORE G&E $100       8.625%, 2000      57,984       5,798        6,194
     BALTIMORE G&E $100       8.250%, 1999      13,388       1,339        1,357
     BELL ATLANTIC NZ         7.080%, 2001      25,000       2,654        2,637 (b) (d) (f)
     BELL ATLANTIC NZ $100    5.800%, 2004     100,000      10,000        9,875 (b) (d)
     BOSTON EDISON $100       8.000%, 2001      90,000       9,000        9,447
     CBI INDUSTRIES $100      7.480%, 2000      70,000       7,090        7,000
     CENTRAL ILL LT $100      5.850%, 2008      65,000       6,511        6,565
     COMMWLTH ED $100         8.200%, 2002      63,068       6,163        6,496 (b) (d)
     COMMONWEALTH EDISON      8.850%, 2003      68,250       6,945        7,030 (b) (d)
     CONN LT & PWR $50        5.300%, 2003      75,300       3,709        3,012
     CON EDISON $100 SR J     6.125%, 2002     150,000      15,042       15,281
     CON EDISON SER I         7.200%, 2007      32,550       3,282        3,422
     DUKE POWER $100 SR V     6.400%, 2002      30,000       3,000        3,120
     DUKE POWER $100 SR U     6.300%, 2001      30,000       3,000        3,120
     DUKE POWER $100 SR T     6.200%, 2000      30,000       3,000        3,120
     DUKE POWER 1992D $25     6.200%, 2001     200,000       5,005        5,000
     DUKE POWER 1992C $25     6.100%, 2000     250,000       6,270        6,375
     DUKE POWER 1992B $25     5.950%, 1999      15,000         380          382 (f)
     DUKE POWER CO SER R      7.500%, 2017      13,000       1,366        1,383 (f)
     EASTERN EDISON $100      6.625%, 2008     210,000      20,924       21,263
     ENTERGY ARKANSAS $25     9.920%, 2002     129,188       3,361        3,423
     ENTERGY LA INC PFD       8.000%, 2001      70,000       7,000        7,481
     ENTERGY LA   $100        7.000%, 1999      80,000       8,004        8,160

                                             Bal. Held
                                             at 12-31-96    Cost       Value at
                                             Number of     (Notes      12-31-96
Name of Issuer and Titles of Issue             Shares     a and c)     (Note a)
     ENTERGY MISS $100        9.760%, 1997      13,403       1,340        1,367
     GREEN MTN PWR CL-D/3     8.625%, 2000      56,000       5,600        5,761 (b) (d)
     HAWAII ELEC $100         8.500%, 2005      50,000       5,141        5,238 (b) (d)
     MAUI ELEC $100           8.500%, 2005      50,000       5,115        5,238 (b) (d)
     HOUSTON LT PWR $100      9.375%, 1999      31,000       3,102        3,147 (b) (d)
     INDIANA MICH POWER       6.300%, 2009      52,250       5,222        5,258
     IND MICH POWER $100      6.250%, 2009      20,000       2,007        2,007 (f)
     INDIANA MICHIGAN PWR     5.900%, 2009      32,500       3,110        3,062
     JERSEY CENTRAL P&L       8.650%, 2005     110,400      11,297       12,208
     JERSEY CENTRAL P & L     8.480%, 2000      51,000       5,111        5,388
     LONG ISL LGT SER AA      7.940%, 2000     273,600       6,898        6,943
     LOUISVILLE G&E PFD       5.875%, 2008      12,000       1,197        1,164 (f)
     MAINE YANKEE $100        7.480%, 2001      34,918       3,396        3,343
     MIDAMERICAN ENERGY       7.800%, 2006      73,300       7,586        7,843
     MN P & L  $100           7.125%, 2002      50,000       4,974        5,026 (b) (d)
     MN P & L                 6.700%, 2002     100,000      10,000       10,150 (b) (d)
     NJ NATL GAS $100         7.720%, 2001     200,000      20,000       21,500 (b) (d)
     NO IND PUB SERV $100     8.850%, 2003      36,750       3,695        3,743 (b) (d)
     NO IND PUB SERV $100     6.500%, 2002     101,250      10,578       10,530 (f)
     NORTHWEST NAT GA 100     6.950%, 2002     170,000      17,125       18,105
     OHIO POWER CO $100       5.900%, 2009      36,000       3,527        3,587
     OHI PWR CO $100          6.020%, 2008      10,000         990        1,001
     OHIO PWR CO $100         6.350%, 2008       5,000         508          511
     ORANGE ROCKLAND$100      8.125%, 1997       6,562         658          663 (b) (d)
     OTTER TAIL PWR $100      6.300%, 2007     180,000      18,000       18,360
     PECO ENERGY              6.120%, 2003     150,300      14,956       15,218
     PACIFIC GAS & ELEC       6.300%, 2009     112,200       2,748        2,714 (f)
     PACIFIC GAS & ELEC       6.570%, 2007     567,500      14,152       14,755
     PACIFICORP $100 PAR      7.700%, 2001     150,000      15,000       16,313
     PENN P&L PFD $100        6.150%, 2003      28,000       2,673        2,825
     PENN P&L $100 PAR        6.125%, 2008      60,000       5,955        6,029
     PENN PWR & LT $100       6.330%, 2008     155,750      15,439       15,832
     POTOMAC ELEC PWR $50     6.800%, 2007     160,800       7,942        8,468
     POTOMAC ELECTRIC         7.780%, 2006     160,000       8,007        9,140
     PUB SERV COLO $100       7.500%, 2009     173,368      16,735       17,640 (b) (d)
     PUGET SOUND P&L $100     8.000%, 2004       3,305         330          339
     ROCHESTER G & E $100     6.600%, 2009      52,500       5,180        5,335
     ROCHESTER G & E $100     7.650%, 1999      20,000       2,000        2,146
     ROCHESTER G & E $100     7.550%, 1998      67,000       6,704        7,117
     ROCHESTER G & E $100     7.450%, 1997      52,500       5,250        5,322
     SAN DIEGO G & E $25      1.762%, 2008      59,500       1,594        1,577 (f)
     SO CA EDISON $100        6.050%, 2008      45,000       4,503        4,357 (f)
     SO CA EDISON $100        6.450%, 2002     202,250      20,402       20,781
     SO INDIANA G & E $100    6.500%, 2002      75,000       7,500        7,320 (b) (d)
     TEXAS UTILITY $100       9.640%, 1998      44,427       4,456        4,527 (b) (d)
     TEXAS UTILITIES          6.375%, 2008      54,000       5,435        5,414
     TEXAS UTIL $100 PAR      6.980%, 2008      50,000       5,000        5,288
     VIRGINIA ELEC & PWR      5.580%, 2000      12,500       1,264        1,262 (f)
     VIRGINIA ELEC & PWR      6.350%, 2000     195,200      19,546       20,374
     WASHINGTON WATER         8.625%, 2000      48,696       4,876        5,080

                                             Bal. Held
                                             at 12-31-96    Cost       Value at
                                             Number of     (Notes      12-31-96
Name of Issuer and Titles of Issue             Shares     a and c)     (Note a)
     WASHINGTON WTR POWER     6.950%, 2007      57,500       5,766        6,124
     WESTERN RESOURCES        7.580%, 2007      76,000       7,916        7,980

  Total Public Utility                       7,639,497     565,490      583,358

  Finance
     ABN AMRO NA (FRAP)      5.940%             15,000      15,000       15,000 (f)
     COMERICA (FRAP)         6.840%             50,000       2,597        2,596 (f)
     FLEET FIN (FRAP)        6.590%            100,000       5,079        5,132 (f)
     HOUSEHLD FIN$100 92A    7.250%, 1997       90,500       9,124        9,299
     MORGAN STANLEY GROUP
       GROUP (FRAP)          5.910%            100,000       5,000        5,050 (f)
     PNC BK (FRAP) SERF      6.050%            440,000      22,160       22,125 (f)
     WELLS FRGO (FRAP) SERH  6.590%            357,000      18,164       18,379 (f)

  Total Finance                              1,152,500      77,124       77,581

  Industrial
     BOWATER $50 VAR RATE     VAR %, 1998      167,869       8,189        8,058 (f)
     NORTHBROOK HLDG 1000     6.600%, 2001      10,000      10,000       10,050 (b) (d) (f)
     WHIRLPOOL FIN $100 B     6.550%, 2008     180,000      18,137       17,977 (b) (d)

  Total Industrial                             357,869      36,326       36,085

  Total Preferred Stock                      9,149,866     678,940      697,024

  Other

  Industrial
     MRS FIELDS                             20,176,717         605          605 (f)

  Public Utility
     EL PASO NATURAL GAS                        89,806       3,761        4,536 (f)

  Total Other                               20,266,523       4,366        5,141

Total Investments in Securities
  of Unaffiliated Issuers                                3,055,390    3,103,005
Total Reserve for Possible Losses
  on Corporate Issues                                          715

                                                        $3,054,675   $3,103,005




NOTES:

(a)  See notes 1 and 3 to financial statements regarding determination of cost and fair values.
(b)  Securities valued by IDS Certificate Company at fair value in the absence of market quotations.
(c)  The aggregate cost of investments in securities of unaffiliated issuers for federal income tax purposes was $3,053,100.
(d)  Securities acquired in private negotiation which may require registration under federal securities laws if they were to be publicly sold.  Also see note 3B to financial statements.
(e)  Non-income producing securities.
(f)  Securities classified as available for sale and carried at fair value in the balance sheet.  Also see notes 1 and 3A to financial statements.

    IDS CERTIFICATE COMPANY                                                 SCHEDULE II
    Investments in and Advances to Affiliates and Income Thereon
    December 31, 1996, 1995 and 1994
    ($ in thousands)



                                             Balance December 31, 1996
                                                                             Interest
                                                                            Dividends
                                               Principal           Carrying Credited
                                               Amount or    Cost    Value   to Income
    Name of Issuer and Title of Issue        No. of Shares (a)&(c)   (b)       (d)
    Wholly Owned Subsidiary (b):
    Real Estate Investment Company:
      Investors Syndicate Development Corporation:
          Capital Stock......................         100  $2,998   $6,444        $0

    Other Controlled Company:
    Real Estate Development Company:
      Mankato Ventures, First Mortgage Loan..          $0       0        0        36


    Other Affiliates (as defined in Sec. 2(a)(3) of the
    Investment Company Act of 1940)..........           0       0        0         0

        Total affiliates...................................$2,998   $6,444       $36

    IDS CERTIFICATE COMPANY                                                 SCHEDULE II
    Investments in and Advances to Affiliates and Income Thereon
    December 31, 1996, 1995 and 1994
    ($ in thousands)



                                             Balance December 31, 1995
                                                                             Interest
                                                                            Dividends
                                               Principal           Carrying Credited
                                               Amount or    Cost    Value   to Income
    Name of Issuer and Title of Issue        No. of Shares (a)&(c)   (b)       (d)
    Wholly Owned Subsidiary (b):
    Real Estate Investment Company:
      Investors Syndicate Development Corporation:
          Capital Stock......................         100  $2,998   $5,193        $0

    Other Controlled Company:
    Real Estate Development Company:
      Mankato Ventures, First Mortgage Loan..        $462     462      462        56


    Other Affiliates (as defined in Sec. 2(a)(3) of the
    Investment Company Act of 1940)..........           0       0        0         0

        Total affiliates...................................$3,460   $5,655       $56

    IDS CERTIFICATE COMPANY                                                 SCHEDULE II
    Investments in and Advances to Affiliates and Income Thereon
    December 31, 1996, 1995 and 1994
    ($ in thousands)



                                             Balance December 31, 1994
                                                                             Interest
                                                                            Dividends
                                               Principal           Carrying Credited
                                               Amount or    Cost    Value   to Income
    Name of Issuer and Title of Issue        No. of Shares (a)&(c)   (b)       (d)
    Wholly Owned Subsidiary (b):
    Real Estate Investment Company:
      Investors Syndicate Development Corporation:
          Capital Stock......................         100  $2,998   $4,819        $0

    Other Controlled Company:
    Real Estate Development Company:
      Mankato Ventures, First Mortgage Loan..        $580     580      580        68


    Other Affiliates (as defined in Sec. 2(a)(3) of the
    Investment Company Act of 1940)..........           0       0        0         0

        Total affiliates...................................$3,578   $5,399       $68

    IDS CERTIFICATE COMPANY                                                 SCHEDULE II
    Investments in and Advances to Affiliates and Income Thereon
    December 31, 1996, 1995 and 1994
    ($ in thousands)



    NOTES:

      (a)   The aggregate cost for federal income tax purposes at December 31, 1996, 1995 and 1994 was $5,159,
            $5,526  and $4,677 respectively,  subject to possible adjustment in certain circumstances under consolidated income tax return regulations.

      (b)   Investments in stocks of wholly owned subsidiaries are carried at cost adjusted for equity in undistributed net income since organization or acquisition of the subsidiaries.

      (c)   Changes in investment in affiliate during the three years ended December 31, 1996 are summarized below:

                                                 Cost at        Additions (Deductions)            Cost at
            Name of Issuer and                   Dec. 31,                                         Dec. 31,
            Title of Issue                       1993             1994        1995      1996        1996
            ----------------------------       -----------       -------     -------   ------   -----------
            Mankato Ventures,
              First Mortgage
                Loan                                684           (104)       (118)      (462)        0

      (d)   There were no dividends or interest earned which were not credited to income.

    IDS CERTIFICATE COMPANY                                                                                     SCHEDULE III
    Mortgage Loans on Real Estate and Interest Earned on Mortgages
    Year Ended December 31, 1996
    ($ in thousands)
                                                                 Part 1 -        Mortgage loans on real estate at end of period

                                                                                             Amount of principal
                                                                                            unpaid at end of period

                                                                                 Carrying               Subject       Amount
                                                                                 amount of                to           of
                                                                 Number  Prior   mortgages              delinquent    mortgages
                                                                  of     liens   (c),(g),(h)             interest       being
Description (a)                                                  loans    (b)      and (i)      Total      (d)        forclosed
First mortgages:
Insured by Federal Housing Administration - liens on:
Residential - under $100                                               0                   0          0          0             0
Apartment and business - under $100                                    0                   0          0          0             0

Total                                                                  0                   0          0          0             0

Partially guaranteed under Servicemen's
Readjustment Act of 1944, as amended - liens on:
Residential - under $100                                               0                   0          0          0             0
Apartment and business - under $100                                    0                   0          0          0             0
   Total                                                               0                   0          0          0             0

Other - liens on:
Residential                                                            0                   0          0          0             0
Apartment and business:
Under $100                                                             1                  54        415          0             0
$100 to $150                                                           1                 101        101          0             0
$150 to $200                                                           1                 182        432          0             0
$200 to $250                                                           2                 447        447          0             0
$250 to $300                                                           1                 271        271          0             0
$300 to $350                                                           1                 339        339          0             0
$350 to $400                                                           2                 759        759          0             0
$400 to $450                                                           1                 408        408          0             0
$450 to $500                                                           0                   0          0          0             0
Over $500:

Loan No.         Mortgagor                      Property Location

20-00001    NSP, LTD                            Bloomington, MN        1                 631        631          0             0
20-00002    CCH-Space Center                    Austin, TX             1               2,000      2,000          0             0
21-47004    Retired Teachers Housing Authority  Yukon, OK              1                 544        544          0             0
21-47084    Ryan Construction Co.               Eden Prairie, MN       1               1,750      1,750          0             0

                                                                 Part 1 -        Mortgage loans on real estate at end of period

                                                                                             Amount of principal
                                                                                            unpaid at end of period

                                                                                           Carrying           Subject   Amount
Description(a)                                                                             amount of            to        of
                                                                        Number   Prior    mortgages        delinquent  mortgages
Over $500:                                                                of     liens   (c),(g),(h)        interest    being
Loan No.         Mortgagor                      Property Location        loans    (b)      and (i)   Total       (d)   forclosed
21-47106    1225 No. County Road 18 LTD         Plymouth, MN              1                1,700      1,700        0           0
21-47110    Lloyd Engelsma                      Brooklyn Park, MN         1               2,404       2,404        0           0
21-47116    McCaughey Dev. Association          Madison, WI               1               1,183       1,183        0           0
21-47128    Century Income Properties Fund      Brookfield,WI             1               1,916       1,916        0           0
21-47139    Treasurer's Island Inc.             Eagan, MN                 1               1,517       1,517        0           0
21-47140    Harbour Run LTD                     MentorOnTheLake,OH        1               4,118       4,118        0           0
21-47141    John E. Smith                       Lafayette, IN             1               3,829       3,829        0           0
21-47142    34th Street Properties Partnership  Gainsville, FL            1              10,102      10,102        0           0
21-47144    Turnquist, Inc.                     Brooklyn Park, MN         1               4,252       4,252        0           0
21-47147    Columbus Real Estate Co.            Hilliard, OH              1               7,683       7,683        0           0
21-47148    Turner Development Corporation      Orlando, FL               1               4,523       4,523        0           0
21-47150    Bircain Apartment Company LP        Gladstone, MO             1               2,446       2,446        0           0
21-47152    Richard D. Fownes Trustee           Boston, MA                1               3,290       3,290        0           0
21-47154    Kenneth Grandberg Trustee           Randolph, MA              1               3,127       3,127        0           0
21-47157    John A. Belanich                    Tampa, FL                 1               3,604       3,604        0           0
21-47158    Grande Associates                   South River, NJ           1               4,162       4,162        0           0
21-47159    Grande Associates                   Marlton, NJ               1               3,736       3,736        0           0
21-47160    James Esshaki DBA                   Taylor MI                 1               6,084       6,084        0           0
21-47162    York Creek #3 LTD DBA               Taylor MI                 1               3,959       3,959        0           0
21-47164    K & M Hamilton Development Co.      Halmilton, OH             1               5,754       5,754        0           0
21-47165    Bowling Freen Partnership           Sussex, WI                1               2,635       2,635        0           0
21-47166    Colonial Estates Associates         Warrington, PA            1               6,164       6,164        0           0
21-47167    Wilder Corp of Delaware             Ruskin, FL                1               5,624       5,624        0           0

    PAGE 67

                                                                 Part 1 -        Mortgage loans on real estate at end of period

                                                                                             Amount of principal
                                                                                            unpaid at end of period

                                                                                           Carrying           Subject   Amount
Description(a)                                                                             amount of            to        of
                                                                          Number   Prior  mortgages        delinquent  mortgages
Over $500:                                                                of     liens   (c),(g),(h)        interest    being
Loan No.         Mortgagor                      Property Location        loans    (b)      and (i)   Total       (d)   forclosed
21-47168     Wilder Corp of Delaware            Riverview, FL             1               3,104      3,104        0            0
21-47169     Franklin & Bonnie Kottshade        Rochester, MN             1               4,313      4,313        0            0
21-47170     Franklin & Bonnie Kottshade        Rochester, MN             1               1,142      1,142        0            0
21-47172     Dial Reit Inc.                     Fremont, NE               1               2,926      2,926        0            0
21-47173     Cinram Associates                  Fairfield, NJ             1               3,851      3,851        0            0
21-47177     Griffin Real Estate Fund II LP     Urbandale, IA             1               2,820      2,820        0            0
21-47178     Griffin Real Estate Fund II LP     Urbandale, IA             1               2,443      2,443        0            0
21-47179     Morrestown Office Center           Morrestown, NJ            1               2,701      2,701        0            0
21-47181     Westlake #1 Limited Partnership    Charlotte, NC             1               2,312      2,312        0            0
21-47183     Cowne Point Ltd Partnership        Holland, MI               1               3,880      3,880        0            0
21-47184     Mcnab Commerce Center Association  Pompano Beach, FL         1               2,176      2,176        0            0
21-47186     Mack Edison Company                Edison, NJ                1               6,709      6,709        0            0
21-47187     Industrial Development Association Mebane, NC                1               2,575      2,575        0            0
21-47190     Dial Reit Inc.                     Davenport, IA             1               4,099      4,099        0            0
21-47191     SSC Associates Ltd Ptnshp          St. Claire Shores, MI     1               6,177      6,177        0            0
21-47192     Tree Trail Village Association     Norcross, GA              1               6,614      6,614        0            0
21-47193     ECPG (Peoria) Association          Glendale, AZ              1               6,447      6,447        0            0
21-47194     Briar Development Company          Tacoma, WA                1               4,197      4,197        0            0
21-47195     Tipotex Inc.                       Pharr, TX                 1               1,859      1,859        0            0
21-47196     Wilder Corporation                 Pharr, TX                 1               4,053      4,053        0            0
21-47197     Wilder Corporation                 Alamo, TX                 1                 953        953        0            0
21-47198     Investors Real Estate Trust        Grand Forks, ND           1               4,145      4,145        0            0
21-47199     Warren and Kelso Company           Cheltenham Twsp, PA       1               2,854      2,854        0            0
21-47201     Oakland Park Festival Ctr          Oakland Park, FL          1               4,306      4,306        0            0
21-47202     Lakewood West Ltd Partnership      Lakewood, CO              1               4,184      4,184        0            0
21-47203     Desert Shadow                      Tucson, AZ                1               8,858      8,858        0            0
21-47204     Fort Walton                        Mary Esther, FL           1               3,050      3,050        0            0
21-47205     Kavanaugh                          Tucson, AZ                1               3,796      3,796        0            0
21-47206     Hicker                             Albequerque, NM           1               5,735      5,735        0            0
21-47207     Newport VII                        Albequerque, NM           1               2,546      2,546        0            0
21-47208     Newport VI                         Albequerque, NM           1                 999        999        0            0
0-3027654    DFB Associates                     Costa Mesa, CA            1               1,043      1,043        0            0
0-3031967    Special Partnership                St. Anthony, MN           1                 532        532        0            0

                                                                         70             218,697    219,308        0            0

Total Other                                                              70             218,697    219,308        0            0

Total First Mortgage Loans on Real Estate                                70             218,697    219,308        0            0

                                                                      Part 2 -
                                                                        Interest earned on mortgages

                                                                                         Average
                                                                                        gross rate
                                                                         Interest      of interest
                                                                          due and      on mortgages
                                                                          accrued      held at end
                                                                         at end of      of period
    Description (a)                                                      period (e)        (f)
    First mortgages:
    Insured by Federal Housing Administration - liens on:
    Residential - under $100                                                                  0.000%
    Apartment and business - under $100                                                       0.000%

    Total                                                                                     0.000%

    Partially guaranteed under Servicemen's
    Readjustment Act of 1944, as amended - liens on:
    Residential - under $100                                                                  0.000%
    Apartment and business - under $100                                                       0.000%

    Total                                                                                     0.000%

    Other - liens on:
    Residential                                                                               0.000%
    Apartment and business:
    Under $100                                                                                9.500%
    $100 to $150                                                                              9.375%
    $150 to $200                                                                              9.250%
    $200 to $250                                                                              8.750%
    $250 to $300                                                                              9.900%
    $300 to $350                                                                              9.750%
    $350 to $400                                                                              8.564%
    $400 to $450                                                                             12.000%
    $450 to $500                                                                              0.000%
    Over $500:

    Loan No.         Mortgagor                      Property Location

    20-00001    NSP, LTD                            Bloomington, MN                           8.750%
    21-46978    Kraus Anderson                      Burnsville, MN                            8.000%
    21-47004    Retired Teachers Housing Authority  Yukon, OK                                 8.875%
    21-47084    Ryan Construction Co.               Eden Prairie, MN                          8.500%

                                                                      Part 2 -
                                                                        Interest earned on mortgages

                                                                                         Average
                                                                                        gross rate
                                                                         Interest      of interest
                                                                          due and      on mortgages
                                                                          accrued      held at end
                                                                         at end of      of period
    Description (a)                                                      period (e)        (f)

    Over $500:
    Loan No.         Mortgagor                      Property Location
    21-47106    1225 No. County Road 18 LTD         Plymouth, MN                              8.000%
    21-47110    Lloyd Engelsma                      Brooklyn Park, MN                         8.750%
    21-47116    McCaughey Dev. Association          Madison, WI                               8.500%
    21-47128    Century Income Properties Fund      Brookfield,WI                             8.250%
    21-47139    Treasurer's Island Inc.             Eagan, MN                                 8.625%
    21-47140    Harbour Run LTD                     MentorOnTheLake,OH                        9.000%
    21-47141    John E. Smith                       Lafayette, IN                            10.000%
    21-47142    34th Street Properties Partnership  Gainsville, FL                            8.125%
    21-47144    Turnquist, Inc.                     Brooklyn Park, MN                         8.875%
    21-47147    Columbus Real Estate Co.            Hilliard, OH                              8.375%
    21-47148    Turner Development Corporation      Orlando, FL                               7.375%
    21-47150    Bircain Apartment Company LP        Gladstone, MO                             7.250%
    21-47152    Richard D. Fownes Trustee           Boston, MA                                8.000%
    21-47154    Kenneth Grandberg Trustee           Randolph, MA                              8.250%
    21-47157    John A. Belanich                    Tampa, FL                                 8.750%
    21-47158    Grande Associates                   South River, NJ                           7.500%
    21-47159    Grande Associates                   Marlton, NJ                               7.500%
    21-47160    James Esshaki DBA                   Taylor MI                                 8.500%
    21-47162    York Creek #3 LTD DBA               Taylor MI                                 9.750%
    21-47164    K & M Hamilton Development Co.      Halmilton, OH                             9.625%
    21-47165    Bowling Freen Partnership           Sussex, WI                                8.625%
    21-47166    Colonial Estates Associates         Warrington, PA                            8.750%
    21-47167    Wilder Corp of Delaware             Ruskin, FL                                9.625%

                                                                      Part 2 -
                                                                        Interest earned on mortgages

                                                                                         Average
                                                                                        gross rate
                                                                         Interest      of interest
                                                                          due and      on mortgages
                                                                          accrued      held at end
                                                                         at end of      of period
    Description (a)                                                      period (e)        (f)

    Over $500:
    Loan No.         Mortgagor                      Property Location
    21-47168     Wilder Corp of Delaware            Riverview, FL                             9.625%
    21-47169     Franklin & Bonnie Kottshade        Rochester, MN                             9.000%
    21-47170     Franklin & Bonnie Kottshade        Rochester, MN                             9.750%
    21-47172     Dial Reit Inc.                     Fremont, NE                               9.250%
    21-47173     Cinram Associates                  Fairfield, NJ                             9.125%
    21-47177     Griffin Real Estate Fund II LP     Urbandale, IA                             8.375%
    21-47178     Griffin Real Estate Fund II LP     Urbandale, IA                             8.375%
    21-47179     Morrestown Office Center           Morrestown, NJ                            8.625%
    21-47181     Westlake #1 Limited Partnership    Charlotte, NC                             8.250%
    21-47183     Cowne Point Ltd Partnership        Holland, MI                               9.250%
    21-47184     Mcnab Commerce Center Association  Pompano Beach, FL                         9.000%
    21-47186     Mack Edison Company                Edison, NJ                                8.000%
    21-47187     Industrial Development Association Mebane, NC                                8.125%
    21-47190     Dial Reit Inc.                     Davenport, IA                             8.000%
    21-47191     SSC Associates Ltd Ptnshp          St. Claire Shores, MI                     7.125%
    21-47192     Tree Trail Village Association     Norcross, GA                              8.250%
    21-47193     ECPG (Peoria) Association          Glendale, AZ                              7.000%
    21-47194     Briar Development Company          Tacoma, WA                                8.750%
    21-47195     Tipotex Inc.                       Pharr, TX                                 9.125%
    21-47196     Wilder Corporation                 Pharr, TX                                 9.125%
    21-47197     Wilder Corporation                 Alamo, TX                                 9.125%
    21-47198     Investors Real Estate Trust        Grand Forks, ND                           7.500%
    21-47199     Warren and Kelso Company           Cheltenham Twsp, PA                       8.125%
    21-47201     Oakland Park Festival Ctr          Oakland Park, FL                          7.750%
    21-47202     Lakewood West Ltd Partnership      Lakewood, CO                              7.750%
    21-47203     Desert Shadow                      Tucson, AZ                                8.750%
    21-47204     Fort Walton                        Mary Esther, FL                           8.125%
    21-47205     Kavanaugh                          Tucson, AZ                                8.000%
    21-47206     Hicker                             Albequerque, NM                           8.250%
    21-47207     Newport VII                        Albequerque, NM                           8.125%
    21-47208     Newport VI                         Albequerque, NM                           8.125%
    0-3027654    DFB Associates                     Costa Mesa, CA                            9.500%
    0-3031967    Special Partnership                St. Anthony, MN                           9.250%

                                                                                              8.450%

    Total Other                                                                               8.450%

    Total First Mortgage Loans on Real Estate                                                 8.450%

    Part 3 - Location of mortgaged properties
    ($ in thousands)
                                                           Amount of principal
                                                         unpaid at end of period
                                             Carrying                    Subject
         State in                           amount of                      to         Amount of
     which mortgaged    Number     Prior    mortgages                  delinquent     mortgages
         property         of       liens    (c), (g),                   interest        being
        is located       loans      (b)    (h) and (i)      Total          (d)       foreclosed
    Arizona                   3                 19,101        19,101
    California                3                  1,653         1,653
    Colorado                  1                  4,184         4,184
    Florida                   8                 36,490        36,490
    Georgia                   1                  6,614         6,614
    Indiana                   1                  3,829         3,829
    Iowa                      3                  9,362         9,362
    Massachusetts             2                  6,417         6,417
    Michigan                  4                 20,100        20,100
    Minnesota                11                 18,668        18,918
    Missouri                  1                  2,446         2,446
    Nebraska                  1                  2,926         2,926
    New Jersey                6                 21,544        21,544
    New Mexico                3                  9,280         9,280
    North Carolina            2                  4,887         4,887
    North Dakota              1                  4,145         4,145
    Ohio                      3                 17,555        17,555
    Oklahoma                  3                  1,154         1,154
    Pennsylvania              2                  9,018         9,018
    South Dakota              1                    373           373
    Texas                     6                  9,019         9,380
    Washington                1                  4,197         4,197
    Wisconsin                 3                  5,735         5,735

    Total                    70                218,697       219,308             0             0

    NOTES:

    (a)  The classification "residential" includes single dwellings only.  Residential multiple dwellings are included in "apartment and business".

    (b)  Real estate taxes and easements, which in the opinion of the Company are not undue burden on the properties, have been excluded from the determination of "prior liens".

    (c)  In this schedule III, carrying amount of mortgage loans represents unpaid principal balances plus unamortized premiums less unamortized discounts and allowance for loss.

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

    (f)  Information as to interest income by type and class of loan has been omitted because it is not readily available and the obtaining thereof would involve unreasonable effort and expense.  In lieu thereof, the average gross interest rates (exclusive of amortization of discounts and premiums) on mortgage loans held at
          December 31, 1996 are shown by type and class of loan.

         The average gross interest rates on mortgage loans held at December 31, 1996, 1995 and 1994 are summarized as follows:

                                                        1996      1995      1994
             First mortgages:
              Insured by Federal Housing Administratio   0.000%    0.000%    7.186%
              Partially guaranteed under Servicemen's
                Readjustment Act of 1944, as amended      0.00      0.00     8.000
              Other                                       8.45      8.90     8.884

                    Combined average                     8.450%    8.901%    8.884%

    (g)  Following is a reconciliation of the carrying amount of mortgage loans for the years ended
          December 31, 1996, 1995 and 1994.
                                                        1996      1995      1994

         Balance at beginning of period               $233,394  $253,968  $281,865
         Additions during period:
           New loans acquired:
             Nonaffiliated companies                    18,301     9,000         0
           Allowance for loss transferred to real esta       0         0       350
           Amortization of discount/ premium                 0         0        51

                 Total additions                        18,301     9,000       401

                                                       251,695   262,968   282,266

         Deductions during period:
           Collections of principal                     32,998    29,533    28,298
           Cost of mortgages sold                            0        41         0

               Total deductions                         32,998    29,574    28,298

         Balance at end of period                     $218,697  $233,394  $253,968

    (h)  The aggregate cost of mortgage loans for federal income tax purposes at December 31, 1996 was $219,308.

    (i)  At December 31, 1996, an allowance for loss of $611 is recorded which represents the amount of impairment on mortgage loans.

    (j)  New loans acquired during 1996 include $2,000 of proceeds received from sale of real estate in lieu of cash.
/TABLE

                                                                                           SCHEDULE V
      IDS CERTIFICATE COMPANY
      Qualified Assets on Deposit
      December 31, 1996
      ($ thousands)

                                           Investment Securities
                                           Bonds and                 Mortgage
                                             Notes       Stocks       Loans       Other
            Name of Depositary                (a)         (b)          (c)         (d)        Total
      Deposits with states or their depositaries to
        meet requirements of statutes and
        agreements:

          Illinois - Secretary of
            State of Illinois                    $50          $0          $0          $0          $50

          New Jersey - Commissioner
            of Banking and Insurance
            of New Jersey                         49           0           0           0           49


          Pennsylvania - Treasurer
            of the State of
            Pennsylvania                         148           0           0           0          148


          Texas - Treasurer of the
            State of Texas                       115           0           0           0          115

          Total deposits with states or their
            depositaries to meet requirements of
            statues and agreements               362           0           0           0          362

      Central depositary - American
        Express Trust Company              2,434,047     683,306     218,697      18,991    3,355,041

          Total                           $2,434,409    $683,306    $218,697     $18,991   $3,355,403



      Notes:
        (a)  Represents amortized cost of bonds and notes.
        (b)  Represents average cost of individual issues of stocks.
        (c)  Represents unpaid principal balance of mortgage loans less unamortized discounts and reserve for losses.
        (d)  Represents amortized cost of purchased call options.

PAGE 74

                                                                                                  Schedule VI
IDS CERTIFICATE COMPANY
Certificate Reserves

Part 1 - Summary of Changes

Year ended December 31, 1996                                               Balance at beginning of period
($ in thousands)
                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves
Installment certificates:
Reserves to mature:
Series 15, includes extended maturities           2.40 Inst/2.50 Ext.           1  $          5             1
  "    20,     "        "        "                2.52 Inst/2.50 Ext.          33           407           366
  "    15A,    "        "        "                2.66 Inst/3.04 Ext.          56           831           770
  "    22A,    "        "        "                       3.09               2,051        36,322        29,265
  "    I-76,   "        "        "                       3.35               1,001        23,309         9,830
  "    Reserve Plus Flexible Payment                   (note a)               466         4,400         2,336
  "    IC-Q-Installment                                (note a)               302         3,215         1,198
  "    IC-Q-Ins                                        (note a)            21,505       275,345       112,274
  "    IC-Q-Ins Emp                                    (note a)               117         1,765           551
  "    IC-1                                            (note a)            57,510     1,053,083       163,021
  "    IC-1-Emp                                        (note a)               433         7,229         1,104
  "    RP-Q-Installment                                (note a)               318         4,379         2,695
  "    RP-Q-Flexible Payment                           (note a)               105         1,704           408
  "    RP-Q-Ins                                        (note a)               595        11,401         3,709
  "    RP-Q-Ins Emp                                    (note a)                 5           176            23
  "    RP-1                                            (note a)               498        14,852         2,631
  "    RP-1-Emp                                        (note a)                 5         1,254            14

Total                                                                      85,001     1,439,677       330,196

Payments made in advance of certificate
year requirements and accrued interest
thereon:
Series 15, includes extended maturities                    2              Not           Not                 0
  "    20,     "        "        "                         2            Readily      Applicable            18
  "    15A,    "        "        "                         3           Available                           24
  "    22A,    "        "        "                         3                                              951
  "    I-76,   "        "        "                        3.5                                             401

Total                                                                                                   1,394


PAGE 75
                                                                                      Additions

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

Installment certificates:
Reserves to mature:
Series 15, includes extended maturities           2.40 Inst/2.50 Ext.           0             0             0
  "    20,     "        "        "                2.52 Inst/2.50 Ext.           8             2            19
  "    15A,    "        "        "                2.66 Inst/3.04 Ext.          14            10             5
  "    22A,    "        "        "                       3.09                 820           480         2,733
  "    I-76,   "        "        "                       3.35                 313           375            44
  "    Reserve Plus Flexible Payment                   (note a)                 0           346            63
  "    IC-Q-Installment                                (note a)                 0           122            24
  "    IC-Q-Ins                                        (note a)                 0        14,907         2,720
  "    IC-Q-Ins Emp                                    (note a)                 0            85            16
  "    IC-1                                            (note a)                 0        94,233         5,739
  "    IC-1-Emp                                        (note a)                 0           755            51
  "    RP-Q-Installment                                (note a)                 0            40            75
  "    RP-Q-Flexible Payment                           (note a)                 0             2             6
  "    RP-Q-Ins                                        (note a)                 0           276            93
  "    RP-Q-Ins Emp                                    (note a)                 0             2             1
  "    RP-1                                            (note a)                 0         1,339            90
  "    RP-1-Emp                                        (note a)                 0             6             1

Total                                                                       1,155       112,980        11,680

Payments made in advance of certificate
year requirements and accrued interest
thereon:
Series 15, includes extended maturities                    2                    0             0             0
  "    20,     "        "        "                         2                    1             4             0
  "    15A,    "        "        "                         3                    1             3             0
  "    22A,    "        "        "                         3                   40           247            85
  "    I-76,   "        "        "                        3.5                  19            76             4

Total                                                                          61           330            89



                                                                                     Deductions

                                                                                                    Credited
                                                         Yield                          Cash        to other
                                                      to maturity                    surrenders     accounts
                                                     on an annual                     prior to        (per
Description                                          payment basis     Maturities     maturity      part 2)

Installment certificates:
Reserves to mature:
Series 15, includes extended maturities           2.40 Inst/2.50 Ext.           0             0             1
  "    20,     "        "        "                2.52 Inst/2.50 Ext.          48             0           123
  "    15A,    "        "        "                2.66 Inst/3.04 Ext.         120             6           359
  "    22A,    "        "        "                       3.09               2,193         1,566         6,352
  "    I-76,   "        "        "                       3.35                   0         1,485           289
  "    Reserve Plus Flexible Payment                   (note a)                31           975             4
  "    IC-Q-Installment                                (note a)               448           263             2
  "    IC-Q-Ins                                        (note a)             1,763        48,835            14
  "    IC-Q-Ins Emp                                    (note a)                 0           314             0
  "    IC-1                                            (note a)                 0        43,339             0
  "    IC-1-Emp                                        (note a)                 0           364             0
  "    RP-Q-Installment                                (note a)                95           606             0
  "    RP-Q-Flexible Payment                           (note a)               254            36             8
  "    RP-Q-Ins                                        (note a)                71         1,274             0
  "    RP-Q-Ins Emp                                    (note a)                 0             0             0
  "    RP-1                                            (note a)                 0           694             0
  "    RP-1-Emp                                        (note a)                 0             7             0

Total                                                                       5,023        99,764         7,152

Payments made in advance of certificate
year requirements and accrued interest
thereon:
Series 15, includes extended maturities                    2                    0             0             0
  "    20,     "        "        "                         2                    5             1             5
  "    15A,    "        "        "                         3                    1             4             8
  "    22A,    "        "        "                         3                   21            43           461
  "    I-76,   "        "        "                        3.5                   0           100            27

Total                                                                          27           148           501




                                                                            Balance at close of period

                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves

Installment certificates:
Reserves to mature:
Series 15, includes extended maturities           2.40 Inst/2.50 Ext.           0             0             0
  "    20,     "        "        "                2.52 Inst/2.50 Ext.          21           256           224
  "    15A,    "        "        "                2.66 Inst/3.04 Ext.          14           341           314
  "    22A,    "        "        "                       3.09               1,545        29,381        23,187
  "    I-76,   "        "        "                       3.35                 822        19,231         8,788
  "    Reserve Plus Flexible Payment                   (note a)               372         3,475         1,735
  "    IC-Q-Installment                                (note a)               142         1,436           631
  "    IC-Q-Ins                                        (note a)            14,496       180,394        79,289
  "    IC-Q-Ins Emp                                    (note a)                73           914           338
  "    IC-1                                            (note a)            61,488     1,103,589       219,654
  "    IC-1-Emp                                        (note a)               425         7,490         1,546
  "    RP-Q-Installment                                (note a)               250         3,368         2,109
  "    RP-Q-Flexible Payment                           (note a)                22           300           118
  "    RP-Q-Ins                                        (note a)               403         8,093         2,733
  "    RP-Q-Ins Emp                                    (note a)                 5           176            26
  "    RP-1                                            (note a)               494        15,371         3,366
  "    RP-1-Emp                                        (note a)                 5         1,292            14

Total                                                                      80,577     1,375,107       344,072

Payments made in advance of certificate
year requirements and accrued interest
thereon:
Series 15, includes extended maturities                    2              Not           Not                 0
  "    20,     "        "        "                         2            Readily      Applicable            12
  "    15A,    "        "        "                         3           Available                           15
  "    22A,    "        "        "                         3                                              798
  "    I-76,   "        "        "                        3.5                                             373

Total                                                                                                   1,198




                                                                           Balance at beginning of period

                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves

Additional credits and accrued interest
thereon:
Series 15, includes extended maturities                   2.5                                               0
  "    20,     "        "        "                        2.5             Not           Not                78
  "    15A,    "        "        "                         3            Readily      Applicable           129
  "    22A,    "        "        "                         3           Available                        5,940
  "    I-76,   "        "        "                        3.5                                           2,247
  "    Reserve Plus Flexible Payment                   (note a)                                             0
  "    IC-Q-Installment                                (note a)                                             0
  "    IC-Q-Ins                                        (note a)                                             0
  "    IC-Q-Ins Emp                                    (note a)                                             0
  "    IC-1                                            (note a)                                           214
  "    IC-1-Emp                                        (note a)                                             2
  "    RP-Q-Installment                                (note a)                                             0
  "    RP-Q-Flexible Payment                           (note a)                                             0
  "    RP-Q-Ins                                        (note a)                                             0
  "    RP-Q-Ins Emp                                    (note a)                                             0
  "    RP-1                                            (note a)                                             3
  "    RP-1-Emp                                        (note a)                                             0

Total                                                                                                   8,613

Reserve for accrued extra contribution 3rd year                                                        12,322
Reserve for accrued extra contribution 6th year                                                           563
Accrued interest on reserves in default I-76              3.5                                               2
Reserve for additional credits to be allowed                              Not           Not
Installment Certificates-Special Additional                             Readily      Applicable
Credits I-76                                                           Available                            0
Accrued for additional credits to be allowed at
next anniversary                                                                                          276
Reserve for death and disability refund options                                                             0
Reserve for reconversion of paid-up certificates                                                           53

Total installment certificates                                                                        353,419



                                                                                     Additions

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

Additional credits and accrued interest
thereon:
  "    15, includes extended maturities                   2.5                   0                           0
  "    20,     "        "        "                        2.5                   1       Not                 9
  "    15A,    "        "        "                         3                    2    Applicable            10
  "    22A,    "        "        "                         3                  153                         912
  "    I-76,   "        "        "                        3.5                  72                         110
  "    Reserve Plus Flexible Payment                   (note a)                63                           0
  "    IC-Q-Installment                                (note a)                24                           0
  "    IC-Q-Ins                                        (note a)             2,723                           0
  "    IC-Q-Ins Emp                                    (note a)                16                           0
  "    IC-1                                            (note a)             5,793                           0
  "    IC-1-Emp                                        (note a)                51                           0
  "    RP-Q-Installment                                (note a)                75                           0
  "    RP-Q-Flexible Payment                           (note a)                 6                           0
  "    RP-Q-Ins                                        (note a)                93                           0
  "    RP-Q-Ins Emp                                    (note a)                 1                           0
  "    RP-1                                            (note a)                91                           0
  "    RP-1-Emp                                        (note a)                 1                           0

Total                                                                       9,165                       1,041

Reserve for accrued extra contribution 3rd year                             4,987        (2,897)            0
Reserve for accrued extra contribution 6th year                               197          (478)            0
Accrued interest on reserves in default I-76              3.5                   6             0             0
Reserve for additional credits to be allowed
Installment Certificates-Special Additional
Credits I-76                                                                    0             0             0
Accrued for additional credits to be allowed at
next anniversary                                                              453             0             0
Reserve for death and disability refund options                                 0             0             0
Reserve for reconversion of paid-up certificates                                0             0             0

Total installment certificates                                             16,024       109,935        12,810




                                                                                     Deductions

                                                                                                    Credited
                                                         Yield                          Cash        to other
                                                      to maturity                    surrenders     accounts
                                                     on an annual                     prior to        (per
Description                                          payment basis     Maturities     maturity      part 2)

Additional credits and accrued interest
thereon:
Series 15, includes extended maturities                   2.5                   0             0             0
  "    20,     "        "        "                        2.5                  12             0            29
  "    15A,    "        "        "                         3                   22             1            70
  "    22A,    "        "        "                         3                  462           315         1,306
  "    I-76,   "        "        "                        3.5                   0           344            64
  "    Reserve Plus Flexible Payment                   (note a)                 0             0            63
  "    IC-Q-Installment                                (note a)                 0             0            24
  "    IC-Q-Ins                                        (note a)                 0             0         2,723
  "    IC-Q-Ins Emp                                    (note a)                 0             0            16
  "    IC-1                                            (note a)                 0             0         5,741
  "    IC-1-Emp                                        (note a)                 0             0            51
  "    RP-Q-Installment                                (note a)                 0             0            75
  "    RP-Q-Flexible Payment                           (note a)                 0             0             6
  "    RP-Q-Ins                                        (note a)                 0             0            93
  "    RP-Q-Ins Emp                                    (note a)                 0             0             1
  "    RP-1                                            (note a)                 0             0            90
  "    RP-1-Emp                                        (note a)                 0             0             1

Total                                                                         496           660        10,353

Reserve for accrued extra contribution 3rd year                                 0             0             0
Reserve for accrued extra contribution 6th year                                 0             0             0
Accrued interest on reserves in default I-76              3.5                   0             0             6
Reserve for additional credits to be allowed
Installment Certificates-Special Additional
Credits I-76                                                                    0             0             0
Accrued for additional credits to be allowed at
next anniversary                                                                0             0           530
Reserve for death and disability refund options                                 0             0             0
Reserve for reconversion of paid-up certificates                                0             0             0

Total installment certificates                                              5,546       100,572        18,542



                                                                            Balance at close of period

                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves

Additional credits and accrued interest
thereon:
Series 15, includes extended maturities                   2.5                                               0
  "    20,     "        "        "                        2.5             Not           Not                47
  "    15A,    "        "        "                         3            Readily      Applicable            48
  "    22A,    "        "        "                         3           Available                        4,922
  "    I-76,   "        "        "                        3.5                                           2,021
  "    Reserve Plus Flexible Payment                   (note a)                                             0
  "    IC-Q-Installment                                (note a)                                             0
  "    IC-Q-Ins                                        (note a)                                             0
  "    IC-Q-Ins Emp                                    (note a)                                             0
  "    IC-1                                            (note a)                                           266
  "    IC-1-Emp                                        (note a)                                             2
  "    RP-Q-Installment                                (note a)                                             0
  "    RP-Q-Flexible Payment                           (note a)                                             0
  "    RP-Q-Ins                                        (note a)                                             0
  "    RP-Q-Ins Emp                                    (note a)                                             4
  "    RP-1                                            (note a)                                             0

Total                                                                                                   7,310

Reserve for accrued extra contribution 3rd year                                                        14,412
Reserve for accrued extra contribution 6th year                                                           282
Accrued interest on reserves in default I-76              3.5                                               2
Reserve for additional credits to be allowed
Installment Certificates-Special Additional                               Not           Not
Credits I-76                                                            Readily      Applicable             0
Accrued for additional credits to be allowed at                        Available
next anniversary                                                                                          199
Reserve for death and disability refund options                                                             0
Reserve for reconversion of paid-up certificates                                                           53

Total installment certificates                                                                        367,528




                                                                           Balance at beginning of period

                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves

Fully paid certificates:
Single-payment certificates:
SP 74                                                     3.5                   1             8             8
SP 75                                                     3.5                  44           367           366
SP 76                                                     3.5                 366         3,072         2,987
SP 77                                                     3.5                 442         3,088         2,909
SP 78                                                     3.5                 541         3,985         3,633
SP 79                                                     3.5                 613         4,800         4,234
SP 80                                                     3.5                 604         4,813         4,094
SP 81A                                                    3.5                 480         3,175         2,605
SP 82A                                                    3.5                 447         4,361         3,460
SP 82B                                                    3.5                 785         7,016         5,504
SP 83A                                                    3.5                 141         1,216           940
SP 83B                                                    3.5                 317         2,858         2,175
IC-2-84                                                   3.5               1,263        12,298         9,050
IC-2-85                                                   3.5                 697         7,443         6,880
IC-2-86                                                   3.5                 366         4,571         3,775
IC-2-87                                                   3.5                 456         5,957         4,653
IC-2-88                                                   3.5                 870        12,875         9,087
Reserve Plus Single Payment                            (note a)             1,432         6,764        10,205
Cash Reserve Single Payment                            (note b)                58           271           228
IC-Flexible Savings (formerly Variable Term)           (note d)           125,194     1,025,145     1,090,095
IC-Flexible Savings Emp (formerly Variable Term)       (note d)             1,540        13,147        15,070
IC-Preferred Investors                                 (note d)                 0             0             0
IC-Investors                                           (note d)               546       565,213       590,747
IC-Special Deposits                                    (note d)                62        56,830        58,457
IC-1-84                                                (note c)                92           564           578
Cash Reserve Variable Payment                          (note b)               764         3,704         4,731
Cash Reserve Variable Payment-3mo.                     (note e)            47,447       213,252       224,047
IC-Future Value                                        (note f)            20,452       229,864       229,864
IC-Future Value Emp                                    (note f)               407         4,300         4,300
IC-Stock Market                                        (note g)            43,358       154,060       166,263
IC-AEBI Stock Market                                   (note g)                24         5,872         6,362

Total                                                                     249,809     2,360,889     2,467,307




                                                                                     Additions

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

Fully paid certificates:
Single-payment certificates:
SP 74                                                     3.5                   0             0             0
SP 75                                                     3.5                   1             0             0
SP 76                                                     3.5                  77             0             0
SP 77                                                     3.5                  95             0             0
SP 78                                                     3.5                 117             0             0
SP 79                                                     3.5                 135             0             0
SP 80                                                     3.5                 131             0             0
SP 81A                                                    3.5                  77             0             0
SP 82A                                                    3.5                 112             0             0
SP 82B                                                    3.5                 172             0             0
SP 83A                                                    3.5                  29             0             0
SP 83B                                                    3.5                  69             0             0
IC-2-84                                                   3.5                 287             0             0
IC-2-85                                                   3.5                   0             0           329
IC-2-86                                                   3.5                   0             0           173
IC-2-87                                                   3.5                   0             0           215
IC-2-88                                                   3.5                   0             0           422
Reserve Plus Single Payment                            (note a)                 0             0           392
Cash Reserve Single Payment                            (note b)                 0             0             9
IC-Flexible Savings (formerly Variable Term)           (note d)                 0       173,006        41,884
IC-Flexible Savings Emp (formerly Variable Term)       (note d)                 0         4,620           814
IC-Preferred Investors                                 (note d)                 0        25,111            73
IC-Investors                                           (note d)                 0       262,568        30,158
IC-Special Deposits                                    (note d)                 0        41,065         2,441
IC-1-84                                                (note c)                 0             0            28
Cash Reserve Variable Payment                          (note b)                 0           452           175
Cash Reserve Variable Payment-3mo.                     (note e)                 0       275,959         9,862
IC-Future Value                                        (note f)                 0         6,598             0
IC-Future Value Emp                                    (note f)                 0            71             0
IC-Stock Market                                        (note g)                 0       128,386        16,955
IC-AEBI Stock Market                                   (note g)                 0         1,310           593

Total                                                                       1,302       919,146       104,523




                                                                                     Deductions

                                                                                                    Credited
                                                         Yield                          Cash        to other
                                                      to maturity                    surrenders     accounts
                                                     on an annual                     prior to        (per
Description                                          payment basis     Maturities     maturity      part 2)

Fully paid certificates:
Single-payment certificates:
SP 74                                                     3.5                   0             0             0
SP 75                                                     3.5                 (77)          (13)          400
SP 76                                                     3.5               1,512           272           413
SP 77                                                     3.5                   0           376             0
SP 78                                                     3.5                   0           525            25
SP 79                                                     3.5                   0           691             7
SP 80                                                     3.5                   0           628             0
SP 81A                                                    3.5                   0           669             0
SP 82A                                                    3.5                   0           610             0
SP 82B                                                    3.5                   0         1,034            12
SP 83A                                                    3.5                   0           222             0
SP 83B                                                    3.5                   0           319             0
IC-2-84                                                   3.5                   0         1,785            19
IC-2-85                                                   3.5                   0         1,579             0
IC-2-86                                                   3.5                   0         1,083            23
IC-2-87                                                   3.5                   0         1,119             8
IC-2-88                                                   3.5                   0         1,584            23
Reserve Plus Single Payment                            (note a)                 0         1,717             0
Cash Reserve Single Payment                            (note b)                 0            41             0
IC-Flexible Savings (formerly Variable Term)           (note d)                 0       682,884             0
IC-Flexible Savings Emp (formerly Variable Term)       (note d)                 0         3,703             0
IC-Preferred Investors                                 (note d)                 0         1,592             0
IC-Investors                                           (note d)                 0       263,613             0
IC-Special Deposits                                    (note d)                 0        26,265             0
IC-1-84                                                (note c)                 0           104             0
Cash Reserve Variable Payment                          (note b)                 0         1,366             0
Cash Reserve Variable Payment-3mo.                     (note e)                 0       267,607             0
IC-Future Value                                        (note f)             6,777        15,233             0
IC-Future Value Emp                                    (note f)               152           154             0
IC-Stock Market                                        (note g)                 0        51,476             0
IC-AEBI Stock Market                                   (note g)                 0         4,495             0

Total                                                                       8,364     1,332,733           930




                                                                            Balance at close of period

                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves

Fully paid certificates:
Single-payment certificates:
SP 74                                                      3                    1             8             8
SP 75                                                     3.5                   2            57            57
SP 76                                                     3.5                 111           871           867
SP 77                                                     3.5                 385         2,696         2,628
SP 78                                                     3.5                 455         3,391         3,200
SP 79                                                     3.5                 522         4,020         3,671
SP 80                                                     3.5                 502         4,086         3,597
SP 81A                                                    3.5                 402         2,372         2,013
SP 82A                                                    3.5                 362         3,606         2,962
SP 82B                                                    3.5                 643         5,702         4,630
SP 83A                                                    3.5                 110           933           747
SP 83B                                                    3.5                 265         2,445         1,925
IC-2-84                                                   3.5               1,029         9,884         7,533
IC-2-85                                                   3.5                 560         5,788         5,630
IC-2-86                                                   3.5                 290         3,229         2,842
IC-2-87                                                   3.5                 371         4,569         3,741
IC-2-88                                                   3.5                 728        10,661         7,902
Reserve Plus Single Payment                               3.5               1,207         5,678         8,880
Cash Reserve Single Payment                            (note a)                48           231           196
IC-Flexible Savings (formerly Variable Term)           (note b)            93,070       561,761       622,101
IC-Flexible Savings Emp (formerly Variable Term)       (note d)             1,514        14,554        16,801
IC-Preferred Investors                                 (note d)                25        23,523        23,592
IC-Investors                                           (note d)               529       585,856       619,860
IC-Special Deposits                                    (note d)                75        72,990        75,698
IC-1-84                                                (note d)                72           464           502
Cash Reserve Variable Payment                          (note c)               655         3,098         3,992
Cash Reserve Variable Payment-3mo.                     (note b)            50,579       231,063       242,261
IC-Future Value                                        (note e)            19,246       214,452       214,452
IC-Future Value Emp                                    (note f)               377         4,065         4,065
IC-Stock Market                                        (note g)            66,983       238,765       260,128
IC-AEBI Stock Market                                   (note g)                22         3,543         3,770

Total                                                                     241,140     2,024,361     2,150,251




                                                                           Balance at beginning of period

                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves

Additional credits and accrued interest thereon:
SP 74                                                     3.5             Not           Not                10
SP 75                                                     3.5          Applicable    Applicable           442
SP 76                                                     3.5                                           3,494
SP 77                                                     3.5                                           3,101
SP 78                                                     3.5                                           3,483
SP 79                                                     3.5                                           3,735
SP 80                                                     3.5                                           3,337
SP 81A                                                    3.5                                           1,737
SP 82A                                                    3.5                                           2,237
SP 82B                                                    3.5                                           3,345
SP 83A                                                    3.5                                             439
SP 83B                                                    3.5                                             953
IC-2-84                                                   3.5                                           4,079
IC-2-85                                                   3.5                                             129
IC-2-86                                                   3.5                                              62
IC-2-87                                                   3.5                                              80
IC-2-88                                                   3.5                                             160
Reserve Plus Single Payment                            (note a)                                             0
Cash Reserve Single Payment                            (note b)                                             0
IC-Flexible Savings (formerly Variable Term)           (note d)                                         2,559
IC-Flexible Savings Emp (formerly Variable Term)       (note d)                                            37
IC-Preferred Investors                                 (note d)                                             0
IC-Investors                                           (note d)                                         1,342
IC-Special Deposits                                    (note d)                                           104
IC-1-84                                                (note c)                                            14
Cash Reserve Variable Payment                          (note b)                                             0
Cash Reserve Variable Payment-3mo.                     (note e)                                           389
IC-Future Value                                        (note f)                                        37,728
IC-Future Value Emp                                    (note f)                                           676
IC-Stock Market                                        (note g)                                         1,118
IC-AEBI Stock Market                                   (note g)                                           110

Total                                                                                                  74,900



                                                                                     Additions

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

Additional credits and accrued interest thereon:
SP 74                                                     3.5                   0             0             0
SP 75                                                     3.5                   1             0             0
SP 76                                                     3.5                  90             0            59
SP 77                                                     3.5                 102             0            63
SP 78                                                     3.5                 113             0            80
SP 79                                                     3.5                 121             0            92
SP 80                                                     3.5                 109             0            83
SP 81A                                                    3.5                  52             0            59
SP 82A                                                    3.5                  72             0            74
SP 82B                                                    3.5                 107             0           132
SP 83A                                                    3.5                  14             0            21
SP 83B                                                    3.5                  32             0            42
IC-2-84                                                   3.5                 131             0           183
IC-2-85                                                   3.5                 217             0             0
IC-2-86                                                   3.5                 117             0             0
IC-2-87                                                   3.5                 147             0             0
IC-2-88                                                   3.5                 297             0             0
Reserve Plus Single Payment                            (note a)               394             0             0
Cash Reserve Single Payment                            (note b)                 9             0             0
IC-Flexible Savings (formerly Variable Term)           (note d)            45,214             0             0
IC-Flexible Savings Emp (formerly Variable Term)       (note d)               963             0             0
IC-Peferred Investors                                  (note d)               133             0             0
IC-Investors                                           (note d)            32,822             0             0
IC-Special Deposits                                    (note d)             2,790             0             0
IC-1-84                                                (note c)                28             0             0
Cash Reserve Variable Payment                          (note b)               185             0             0
Cash Reserve Variable Payment-3mo.                     (note e)            10,061             0             0
IC-Future Value                                        (note f)            18,940             0             0
IC-Future Value Emp                                    (note f)               389             0             0
IC-Stock Market                                        (note g)             2,318             0            (1)
IC-AEBI Stock Market                                   (note g)               141             0             0

Total                                                                     116,109             0           887


                                                                                     Deductions

                                                                                                    Credited
                                                         Yield                          Cash        to other
                                                      to maturity                    surrenders     accounts
                                                     on an annual                     prior to        (per
Description                                          payment basis     Maturities     maturity      part 2)

Additional credits and accrued interest thereon:
SP 74                                                     3.5                   0             0             0
SP 75                                                     3.5                (112)          (15)          497
SP 76                                                     3.5               1,828           307           499
SP 77                                                     3.5                   0           384             0
SP 78                                                     3.5                   0           505            25
SP 79                                                     3.5                   0           605             7
SP 80                                                     3.5                   0           545             0
SP 81A                                                    3.5                   0           483             0
SP 82A                                                    3.5                   0           417             0
SP 82B                                                    3.5                   0           670             8
SP 83A                                                    3.5                   0           104             0
SP 83B                                                    3.5                   0           138             0
IC-2-84                                                   3.5                   0           844             9
IC-2-85                                                   3.5                   0            15           227
IC-2-86                                                   3.5                   0            12           121
IC-2-87                                                   3.5                   0            10           151
IC-2-88                                                   3.5                   0            18           300
Reserve Plus Single Payment                            (note a)                 0             0           394
Cash Reserve Single Payment                            (note b)                 0             0             9
IC-Flexible Savings (formerly Variable Term)           (note d)                 0         4,591        41,904
IC-Flexible Savings Emp (formerly Variable Term)       (note d)                 0           146           814
IC-Preferred Investors                                 (note d)                 0             9            72
IC-Investors                                           (note d)                 0         2,663        30,158
IC-Special Deposits                                    (note d)                 0           323         2,441
IC-1-84                                                (note c)                 0             2            29
Cash Reserve Variable Payment                          (note b)                 0             9           176
Cash Reserve Variable Payment-3mo.                     (note e)                 0           177         9,869
IC-Future Value                                        (note f)             4,072         3,151             0
IC-Future Value Emp                                    (note f)                72            41             0
IC-Stock Market                                        (note g)                 0            79         2,081
IC-AEBI Stock Market                                   (note g)                 0             7           189

Total                                                                       5,860        16,240        89,980




                                                                            Balance at close of period

                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves

Additional credits and accrued interest thereon:
SP 74                                                     3.5             Not           Not                10
SP 75                                                     3.5          Applicable    Applicable            73
SP 76                                                     3.5                                           1,009
SP 77                                                     3.5                                           2,882
SP 78                                                     3.5                                           3,146
SP 79                                                     3.5                                           3,336
SP 80                                                     3.5                                           2,984
SP 81A                                                    3.5                                           1,365
SP 82A                                                    3.5                                           1,966
SP 82B                                                    3.5                                           2,906
SP 83A                                                    3.5                                             370
SP 83B                                                    3.5                                             889
IC-2-84                                                   3.5                                           3,540
IC-2-85                                                   3.5                                             104
IC-2-86                                                   3.5                                              46
IC-2-87                                                   3.5                                              66
IC-2-88                                                   3.5                                             139
Reserve Plus Single Payment                            (note a)                                             0
Cash Reserve Single Payment                            (note b)                                             0
IC-Flexible Savings (formerly Variable Term)           (note d)                                         1,278
IC-Flexible Savings Emp (formerly Variable Term)       (note d)                                            40
IC-Preferred Investors                                 (note d)                                            52
IC-Investors                                           (note d)                                         1,343
IC-Special Deposits                                    (note d)                                           130
IC-1-84                                                (note c)                                            11
Cash Reserve Variable Payment                          (note b)                                             0
Cash Reserve Variable Payment-3mo.                     (note e)                                           404
IC-Future Value                                        (note f)                                        49,445
IC-Future Value Emp                                    (note f)                                           952
IC-Stock Market                                        (note g)                                         1,275
IC-AEBI Stock Market                                   (note g)                                            55

Total                                                                                                  79,816



                                                                           Balance at beginning of period

                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves

Accrued for additional credits to be allowed
at next anniversaries:
SP 74                                                                     Not           Not                 0
SP 75                                                                  Applicable    Applicable             0
SP 76                                                                                                      22
SP 77                                                                                                      26
SP 78                                                                                                      34
SP 79                                                                                                      43
SP 80                                                                                                      35
SP 81A                                                                                                     37
SP 82A                                                                                                     25
SP 82B                                                                                                     86
SP 83A                                                                                                     13
SP 83B                                                                                                     22
IC-2-84                                                                                                    97
IC-2-85                                                                                                    59
IC-2-86                                                                                                    26
IC-2-87                                                                                                    36
IC-2-88                                                                                                    67
IC-Stock Market                                                                                        10,781
IC-AEBI Stock Market                                                                                      285

Total                                                                                                  11,694



                                                                                     Additions

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

Accrued for additional credits to be allowed
at next anniversaries:
SP 74                                                                           0             0             0
SP 75                                                                           0             0             0
SP 76                                                                          60             0             0
SP 77                                                                          72             0             0
SP 78                                                                          84             0             0
SP 79                                                                          92             0             0
SP 80                                                                          88             0             0
SP 81A                                                                         43             0             0
SP 82A                                                                         69             0             0
SP 82B                                                                         98             0             0
SP 83A                                                                         15             0             0
SP 83B                                                                         36             0             0
IC-2-84                                                                       149             0             0
IC-2-85                                                                        78             0             0
IC-2-86                                                                        41             0             0
IC-2-87                                                                        51             0             0
IC-2-88                                                                       101             0             0
IC-Stock Market                                                            21,048             0             0
IC-AEBI Stock Market                                                          210             0             0

Total                                                                      22,335             0             0



                                                                                     Deductions

                                                                                                    Credited
                                                         Yield                          Cash        to other
                                                      to maturity                    surrenders     accounts
                                                     on an annual                     prior to        (per
Description                                          payment basis     Maturities     maturity      part 2)

Accrued for additional credits to be allowed
at next anniversaries:
SP 74                                                                           0             0             0
SP 75                                                                           0             0             0
SP 76                                                                           0             0            59
SP 77                                                                           0             0            63
SP 78                                                                           0             0            80
SP 79                                                                           0             0            92
SP 80                                                                           0             0            83
SP 81A                                                                          0             0            59
SP 82A                                                                          0             0            74
SP 82B                                                                          0             0           132
SP 83A                                                                          0             0            21
SP 83B                                                                          0             0            42
IC-2-84                                                                         0             0           183
IC-2-85                                                                         0             0           102
IC-2-86                                                                         0             0            51
IC-2-87                                                                         0             0            64
IC-2-88                                                                         0             0           123
IC-Stock Market                                                                 0           174        14,887
IC-AEBI Stock Market                                                            0             0           404

Total                                                                           0           174        16,519


                                                                            Balance at close of period

                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves

Accrued for additional credits to be allowed
at next anniversaries:
SP 74                                                                     Not           Not                 0
SP 75                                                                  Applicable    Applicable             0
SP 76                                                                                                      23
SP 77                                                                                                      35
SP 78                                                                                                      38
SP 79                                                                                                      43
SP 80                                                                                                      40
SP 81A                                                                                                     21
SP 82A                                                                                                     20
SP 82B                                                                                                     52
SP 83A                                                                                                      7
SP 83B                                                                                                     16
IC-2-84                                                                                                    63
IC-2-85                                                                                                    35
IC-2-86                                                                                                    16
IC-2-87                                                                                                    23
IC-2-88                                                                                                    45
IC-Stock Market                                                                                        16,768
IC-AEBI Stock Market                                                                                       91

Total                                                                                                  17,336



                                                                           Balance at beginning of period

                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves

R Series Single-Payment certificates:
R-76                                                      3.5                  17           184           144
R-77                                                      3.5                  76           806           610
R-78                                                      3.5                 115         1,203           844
R-79                                                      3.5                 146         1,649         1,130
R-80                                                      3.5                 211         2,652         1,716
R-81                                                      3.5                  74           914           514
R-82A                                                     3.5                 337         2,747         1,381
RP-Q                                                   (note a)               902         1,666         3,559
R-II                                                      3.5                 263         2,837         1,087
RP-84                                                     3.5                 831        10,844         3,952
RP-85                                                     3.5                 250         1,481         1,360
RP-86                                                     3.5                  89           781           672
RP-87                                                     3.5                 177         1,138           877
RP-88                                                     3.5                 248         1,974         1,389
Cash Reserve RP                                        (note b)                17            67           115
IC-Flexible Savings RP                                 (note d)            18,802       168,363       186,084
RP-Preferred Investors                                 (note d)                 0             0             0
Cash Reserve RP-3 mo.                                  (note e)             3,645        27,814        29,083
IC-Flexible Savings RP Emp                             (note d)               446         4,639         5,367
RP-Future Value                                        (note f)            13,017       200,914       200,914
RP-Future Value Emp                                    (note f)               303         5,346         5,345
RP-Stock Market                                        (note g)             6,802        34,695        38,468
D-1                                                    (note a)               270        39,251        43,660

Total                                                                      47,038       511,965       528,271



                                                                                     Additions

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

R Series Single-Payment certificates:
R-76                                                      3.5                   0             0             6
R-77                                                      3.5                   0             0            26
R-78                                                      3.5                   0             0            34
R-79                                                      3.5                   0             0            49
R-80                                                      3.5                   0             0            74
R-81                                                      3.5                   0             0            26
R-82A                                                     3.5                   0             0            72
RP-Q                                                   (note a)                 0             0           136
R-II                                                      3.5                   0             0            56
RP-84                                                     3.5                   0             0           190
RP-85                                                     3.5                   0             0            68
RP-86                                                     3.5                   0             0            31
RP-87                                                     3.5                   0             0            41
RP-88                                                     3.5                   0             0            65
Cash Reserve RP                                        (note b)                 0             0             4
IC-Flexible Savings RP (formally Variable Term RP)     (note d)                 0        25,902         8,138
RP-Preferred Investors                                 (note d)                 0           853             0
Cash Reserve RP-3 mo.                                  (note e)                 0        43,847         1,241
IC-Flexible Savings RP Emp (form. Var Term RP Emp)     (note d)                 0           776           316
RP-Future Value                                        (note f)                 0         5,596             0
RP-Future Value Emp                                    (note f)                 0            80             0
RP-Stock Market                                        (note g)                 0        15,473         3,951
D-1                                                    (note a)                 0         7,412         2,179

Total                                                                           0        99,939        16,703



                                                                                     Deductions

                                                                                                    Credited
                                                         Yield                          Cash        to other
                                                      to maturity                    surrenders     accounts
                                                     on an annual                     prior to        (per
Description                                          payment basis     Maturities     maturity      part 2)

R Series Single-Payment certificates:
R-76                                                      3.5                   0            35             0
R-77                                                      3.5                   0           157             0
R-78                                                      3.5                   0           157             5
R-79                                                      3.5                   0           243             0
R-80                                                      3.5                   0           399             9
R-81                                                      3.5                   0            88             9
R-82A                                                     3.5                   0           293             0
RP-Q                                                   (note a)                 0           720             8
R-II                                                      3.5                   0           279             0
RP-84                                                     3.5                   0         1,065             0
RP-85                                                     3.5                   0           420             0
RP-86                                                     3.5                   0           184             0
RP-87                                                     3.5                   0           219             0
RP-88                                                     3.5                   0           652             0
Cash Reserve RP                                        (note b)                 0            27             0
IC-Flexible Savings RP (formally Variable Term RP)     (note d)                 0        79,824             0
RP-Preferred Investors                                 (note d)                 0             0             0
Cash Reserve RP-3 mo.                                  (note e)                 0        43,690             0
IC-Flexible Savings RP Emp (form. Var Term RP Emp)     (note d)                 0         1,073             0
RP-Future Value                                        (note f)             8,934         8,954             0
RP-Future Value Emp                                    (note f)               265            40             0
RP-Stock Market                                        (note g)                 0        12,220             0
D-1                                                    (note a)                32        11,165             0

Total                                                                       9,231       161,904            31


                                                                            Balance at close of period

                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves

Series Single-Payment certificates:
R-76                                                      3.5                  14           142           115
R-77                                                      3.5                  55           603           479
R-78                                                      3.5                  94           981           716
R-79                                                      3.5                 118         1,309           936
R-80                                                      3.5                 159         2,046         1,382
R-81                                                      3.5                  64           751           443
R-82A                                                     3.5                 279         2,196         1,160
RP-Q                                                   (note a)               744         1,334         2,967
R-II                                                      3.5                 216         2,150           864
RP-84                                                     3.5                 639         8,043         3,077
RP-85                                                     3.5                 188           847         1,008
RP-86                                                     3.5                  68           573           519
RP-87                                                     3.5                 135           861           699
RP-88                                                     3.5                 171         1,091           802
Cash Reserve RP                                        (note b)                12            51            92
IC-Flexible Savings RP (formally Variable Term RP)     (note d)            15,504       122,693       140,300
RP-Preferred Investors                                 (note d)                 1           853           853
Cash Reserve RP-3 mo.                                  (note e)             3,362        29,175        30,481
IC-Flexible Savings RP Emp (form. Var Term RP Emp)     (note d)               422         4,512         5,386
RP-Future Value                                        (note f)            12,266       188,622       188,622
RP-Future Value Emp                                    (note f)               287         5,120         5,120
RP-Stock Market                                        (note g)             7,883        40,098        45,672
D-1                                                    (note a)               230        37,064        42,054

Total                                                                      42,911       451,115       473,747



                                                                           Balance at beginning of period

                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves

Additional Interest on R-Series Single
Payment Reserves:
R-76                                                      3.5             Not           Not                 5
R-77                                                      3.5          Applicable    Applicable            10
R-78                                                      3.5                                              20
R-79                                                      3.5                                              25
R-80                                                      3.5                                              40
R-81                                                      3.5                                              13
R-82A                                                     3.5                                              62
RP-Q                                                   (note a)                                             0
R-II                                                      3.5                                              39
RP-84                                                     3.5                                             118
RP-85                                                     3.5                                              47
RP-86                                                     3.5                                              17
RP-87                                                     3.5                                              27
RP-88                                                     3.5                                              43
Cash Reserve RP                                        (note b)                                             0
IC-Flexible Savings RP (formally Variable Term RP)     (note d)                                           416
RP-Preferred Investors                                 (note d)                                             0
Cash Reserve RP-3 mo.                                  (note e)                                            52
IC-Flexible Savings RP Emp (form. Var Term RP Emp)     (note d)                                            12
RP-Future Value                                        (note f)                                        43,462
RP-Future Value Emp                                    (note f)                                         1,248
RP-Stock Market                                        (note g)                                           331
D-1                                                    (note a)                                             1

Total                                                                                                  45,988

Accrued for additional credits to be allowed
at next anniversaries
RP-Stock Market                                                                                         2,475

Total single payment                                                                                3,130,635

Paid-up certificates:
Series 15 and 20                                         3.25                  47           550           519
  "    15A and 22A                                        3.5               1,504        13,310        12,018
  "    I-76                                               3.5                 737         3,635         2,227

Total                                                                       2,288        17,495        14,764



                                                                                     Additions

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

Additional Interest on R-Series Single
Payment Reserves:
R-76                                                      3.5                   6             0             0
R-77                                                      3.5                  27             0             0
R-78                                                      3.5                  37             0             0
R-79                                                      3.5                  52             0             0
R-80                                                      3.5                  75             0             0
R-81                                                      3.5                  24             0             0
R-82A                                                     3.5                  62             0             0
RP-Q                                                   (note a)               136             0             0
R-II                                                      3.5                  46             0             0
RP-84                                                     3.5                 169             0             0
RP-85                                                     3.5                  56             0             0
RP-86                                                     3.5                  28             0             0
RP-87                                                     3.5                  37             0             0
RP-88                                                     3.5                  51             0             0
Cash Reserve RP                                        (note b)                 4             0             0
IC-Flexible Savings RP (formally Variable Term RP)     (note d)             8,723             0             0
RP-Preferred Investors                                 (note d)                 0             0             0
Cash Reserve RP-3 mo.                                  (note e)             1,252             0             0
IC-Flexible Savings RP Emp (form. Var Term RP Emp)     (note d)               341             0             0
RP-Future Value                                        (note f)            17,844             0             0
RP-Future Value Emp                                    (note f)               554             0             0
RP-Stock Market                                        (note g)               495             0             0
D-1                                                    (note a)             2,476             0             0

Total                                                                      32,495             0             0

Accrued for additional credits to be allowed
at next anniversaries:
RP-Stock Market                                                             3,872             0             0

Total single payment                                                      176,113     1,019,085       122,113

Paid-up certificates:
Series 15 and 20                                         3.25                  10             0            24
  "    15A and 22A                                        3.5                 378             0         1,662
  "    I-76                                               3.5                  77             0           351

Total                                                                         465             0         2,037



                                                                                     Deductions

                                                                                                    Credited
                                                         Yield                          Cash        to other
                                                      to maturity                    surrenders     accounts
                                                     on an annual                     prior to        (per
Description                                          payment basis     Maturities     maturity      part 2)

Additional Interest on R-Series Single
Payment Reserves:
R-76                                                      3.5                   0             0             6
R-77                                                      3.5                   0             2            26
R-78                                                      3.5                   0             1            34
R-79                                                      3.5                   0             5            49
R-80                                                      3.5                   0             4            74
R-81                                                      3.5                   0             1            26
R-82A                                                     3.5                   0             5            72
RP-Q                                                   (note a)                 0             0           136
R-II                                                      3.5                   0             2            56
RP-84                                                     3.5                   0            13           190
RP-85                                                     3.5                   0             4            68
RP-86                                                     3.5                   0             2            31
RP-87                                                     3.5                   0             4            41
RP-88                                                     3.5                   0             6            65
Cash Reserve RP                                        (note b)                 0             0             4
IC-Flexible Savings RP (formally Variable Term RP)     (note d)                 0           697         8,139
RP-Preferred Investors                                 (note d)                 0             0             0
Cash Reserve RP-3 mo.                                  (note e)                 0            14         1,242
IC-Flexible Savings RP Emp (form. Var Term RP Emp)     (note d)                 0            26           316
RP-Future Value                                        (note f)             6,414         2,171             0
RP-Future Value Emp                                    (note f)               241             6             0
RP-Stock Market                                        (note g)                 0            15           552
D-1                                                    (note a)                 0           298         2,179

Total                                                                       6,655         3,276        13,306

Accrued for additional credits to be allowed
at next anniversaries:
RP-Stock Market                                                                 0            10         3,399

Total single payment                                                       30,110     1,514,337       124,165

Paid-up certificates:
Series 15 and 20                                         3.25                 228            21            86
  "    15A and 22A                                        3.5               1,501         1,010         1,629
  "    I-76                                               3.5                   0           435            23

Total                                                                       1,729         1,466         1,738




                                                                            Balance at close of period

                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves

Additional Interest on R-Series Single
Payment Reserves:
R-76                                                      3.5             Not           Not                 5
R-77                                                      3.5          Applicable    Applicable             9
R-78                                                      3.5                                              22
R-79                                                      3.5                                              23
R-80                                                      3.5                                              37
R-81                                                      3.5                                              10
R-82A                                                     3.5                                              47
RP-Q                                                   (note a)                                             0
R-II                                                      3.5                                              27
RP-84                                                     3.5                                              84
RP-85                                                     3.5                                              31
RP-86                                                     3.5                                              12
RP-87                                                     3.5                                              19
RP-88                                                     3.5                                              23
Cash Reserve RP                                        (note b)                                             0
IC-Flexible Savings RP (formally Variable Term RP)     (note d)                                           303
RP-Preferred Investors                                 (note d)                                             0
Cash Reserve RP-3 mo.                                  (note e)                                            48
IC-Flexible Savings RP Emp (form. Var Term RP Emp)     (note d)                                            11
RP-Future Value                                        (note f)                                        52,721
RP-Future Value Emp                                    (note f)                                         1,555
RP-Stock Market                                        (note g)                                           259
D-1                                                    (note a)                                             0

Total                                                                                                  55,246

Accrued for additional credits to be allowed
at next anniversaries:
RP-Stock Market                                                                                         2,938

Total single payment                                                                                2,779,334

Paid-up certificates:
Series 15 and 20                                         3.25                  24           236           218
  "    15A and 22A                                        3.5               1,074        10,915         9,918
  "    I-76                                               3.5                 687         3,468         2,197

Total                                                                       1,785        14,619        12,333




                                                                           Balance at beginning of period

                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves

Additional credits and accrued interest thereon:
Series 15 and 20                                          2.5             Not           Not                21
  "    15A and 22A                                         3           Applicable    Applicable           518
  "    Series I-76                                        3.5                                             155

Total                                                                                                     694

Accrued for additional credits to be allowed
at next anniversaries                                                                                      77

Total paid-up                                                               2,288        17,495        15,535

Optional settlement certificates:
Series 1, IST&G                                            3                   14                           9
Other series and conversions from Single
Payment certificates                                  2.5-3-3-3.5           9,910                     111,881
Series R-76 thru R-82A                                     3                   75                         301
Series R-II & RP-2-84 thru 88                             3.5                  69                       1,010
Reserve Plus Single-Payment                            (note a)               231                       2,243
Reserve Plus Flex-Pay & IC-Q-Inst                      (note a)                21                         111
Series R-Installment                                   (note a)               104                         514
Series R-Single-Payment                                (note a)                49                         132
Additional credits and accrued interest thereon          2.5-3            Not           Not            11,368
Additional credits and accrued int. thereon-IST&G        2.5-3         Applicable    Applicable             0
Accrued for additional credits to be allowed
at next anniversaries                                                                                   1,019
Accrued for additional credits to be allowed
at next anniversaries-R-76 thru R-82A & R-II                                                               11
Accrued for additional credits to be allowed
at next anniversaries-IST&G                                                                                 0

Total optional settlement                                                  10,473                     128,599

                                                                                        Not
Due to unlocated certificate holders                                                 Applicable           386

Total certificate reserves                                                                          3,628,574



                                                                                     Additions

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

Additional credits and accrued interest thereon:
Series 15 and 20                                          2.5                   0             0             3
  "    15A and 22A                                         3                   14             0            96
  "    Series I-76                                        3.5                   5             0            23

Total                                                                          19             0           122

Accrued for additional credits to be allowed
at next anniversaries                                                         100             0             0

Total paid-up                                                                 584             0         2,159

Optional settlement certificates:
Series 1, IST&G                                            3                    0             0             0
Other series and conversions from Single
Payment certificates                                  2.5-3-3-3.5           3,275             0         7,890
Series R-76 thru R-82A                                     3                    8             0            29
Series R-II & RP-2-84 thru 88                             3.5                  32             0            12
Reserve Plus Single-Payment                            (note a)                77             0             0
Reserve Plus Flex-Pay & IC-Q-Inst                      (note a)                 4             0            21
Series R-Installment                                   (note a)                14             0             8
Series R-Single-Payment                                (note a)                 5             0             8
Additional credits and accrued interest thereon          2.5-3                296             0         2,045
Additional credits and accrued int. thereon-IST&G        2.5-3                  0             0             0
Accrued for additional credits to be allowed
at next anniversaries                                                       1,966             0             0
Accrued for additional credits to be allowed
at next anniversaries-R-76 thru R-82A & R-II                                   18             0             0
Accrued for additional credits to be allowed
at next anniversaries-IST&G                                                     0             0             0

Total optional settlement                                                   5,695             0        10,013

                                                                                        Not
Due to unlocated certificate holders                                                 Applicable           158

Total certificate reserves                                                198,416     1,129,020       147,253

Provision for certificate reserves and additional
  credits per Statement of Operations                                     173,041
Provision for reconversion applied against reserve
  recoveries from terminations prior to maturity in
  Statement of Operations                                                       0
Income (loss) from purchased and written call options
  included in provision for certificate reserves
  in Statement of Operations                                               25,375

                                                                          198,416



                                                                                     Deductions

                                                                                                    Credited
                                                         Yield                          Cash        to other
                                                      to maturity                    surrenders     accounts
                                                     on an annual                     prior to        (per
Description                                          payment basis     Maturities     maturity      part 2)

Additional credits and accrued interest thereon:
Series 15 and 20                                          2.5                  11             1             3
  "    15A and 22A                                         3                  122            27            58
  "    Series I-76                                        3.5                   0            21             0

Total                                                                         133            49            61

Accrued for additional credits to be allowed
at next anniversaries                                                           0             0           122

Total paid-up                                                               1,862         1,515         1,921

Optional settlement certificates:
Series 1, IST&G                                            3                    1             1             0
Other series and conversions from Single
Payment certificates                                  2.5-3-3-3.5           7,455         8,122             0
Series R-76 thru R-82A                                     3                   68            38             0
Series R-II & RP-2-84 thru 88                             3.5                 136           108             0
Reserve Plus Single-Payment                            (note a)                93           597             0
Reserve Plus Flex-Pay & IC-Q-Inst                      (note a)                 7            20             0
Series R-Installment                                   (note a)                92            51             0
Series R-Single-Payment                                (note a)                31            15             0
Additional credits and accrued interest thereon          2.5-3                963           910           446
Additional credits and accrued int. thereon-IST&G        2.5-3                  0             0             0
Accrued for additional credits to be allowed
at next anniversaries                                                          30            (3)        2,055
Accrued for additional credits to be allowed
at next anniversaries-R-76 thru R-82A & R-II                                    4             0            18
Accrued for additional credits to be allowed
at next anniversaries-IST&G                                                     0             0             0

Total optional settlement                                                   8,880         9,859         2,519

                                                                          Not
Due to unlocated certificate holders                                   Applicable                         244


Total certificate reserves                                                 46,398     1,626,283       147,391




                                                                            Balance at close of period

                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves

Additional credits and accrued interest thereon:
Series 15 and 20                                          2.5             Not           Not                 9
  "    15A and 22A                                         3           Applicable    Applicable           421
  "    Series I-76                                        3.5                                             162

Total                                                                                                     592

Accrued for additional credits to be allowed
at next anniversaries                                                                                      55

Total paid-up                                                               1,785        14,619        12,980

Optional settlement certificates:
Series 1, IST&G                                            3                   13                           7
Other series and conversions from Single
Payment certificates                                  2.5-3-3-3.5           9,173                     107,469
Series R-76 thru R-82A                                     3                   59                         232
Series R-II & RP-2-84 thru 88                             3.5                  49                         810
Reserve Plus Single-Payment                            (note a)               175                       1,630
Reserve Plus Flex-Pay & IC-Q-Inst                      (note a)                21                         109
Series R-Installment                                   (note a)                85                         393
Series R-Single-Payment                                (note a)                38                          99
Additional credits and accrued interest thereon          2.5-3            Not           Not            11,390
Additional credits and accrued int. thereon-IST&G        2.5-3         Applicable    Applicable             0
Accrued for additional credits to be allowed
at next anniversaries                                                                                     903
Accrued for additional credits to be allowed
at next anniversaries-R-76 thru R-82A & R-II                                                                7
Accrued for additional credits to be allowed
at next anniversaries-IST&G                                                                                 0

Total optional settlement                                                   9,613                     123,049

                                                                                        Not
Due to unlocated certificate holders                                                 Applicable           300


Total certificate reserves                                                                          3,283,191




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

Part 2 - Description of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Year ended December 31, 1996
($ in thousands)



                                  Additions to reserves charged to other accounts

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

Reserves to mature installment
certificates:
Series 15, including extended
maturities                                  0           0                  0         0
Series 20, including extended
maturities                                  5           3                 11        19
Series 15A, including extended
maturities                                  0           5                  0         5
Series 22A, including extended
maturities                                244         261              2,228     2,733
Series I-76                                17          27                  0        44
Series Reserve Plus Flexible
Payment                                     0           0                 63        63
Series IC-Q-Installment                     0           0                 24        24
Series IC-Q-Ins                             0           0              2,720     2,720
Series IC-Q-Ins Emp                         0           0                 16        16
Series IC-1                                 0           0              5,739     5,739
Series IC-1 Emp                             0           0                 51        51
Series RP-Q-Installment                     0           0                 75        75
Series RP-Q-Flexible Payment                0           0                  6         6
Series RP-Q-Ins                             0           0                 93        93
Series RP-Q-Ins Emp                         0           0                  1         1
Series RP-1                                 0           0                 90        90
Series RP-1 Emp                             0           0                  1         1

Total                                     266         296             11,118    11,680


Part 2 - Description of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Year ended December 31, 1996
($ in thousands)



                                Deductions from reserves credited to other accounts

                                                Conversions
                                                to optional    Maturities
                                                settlement     transferred
                                Conversions    certificates-   to extended
                                 to paid-up      credited      maturities-
                                certificates-   to optional   credited to
                                  credited      settlement     reserves to
                                 to paid-up    reserves and      mature-
                                 surrender       surrender      extended
                                   income         income       maturities     Total
Reserves to mature installment
certificates:
Series 15, including extended
maturities                                1               0              0         1
Series 20, including extended
maturities                               19              93             11       123
Series 15A, including extended
maturities                               58             301              0       359
Series 22A, including extended
maturities                            1,340           2,784          2,228     6,352
Series I-76                             283               6              0       289
Series Reserve Plus Flexible
Payment                                   0               4              0         4
Series IC-Q-Installment                   0               2              0         2
Series IC-Q-Ins                           0              14              0        14
Series IC-Q-Ins Emp                       0               0              0         0
Series IC-1                               0               0              0         0
Series IC-1 Emp                           0               0              0         0
Series RP-Q-Installment                   0               0              0         0
Series RP-Q-Flexible Payment              0               8              0         8
Series RP-Q-Ins                           0               0              0         0
Series RP-Q-Ins Emp                       0               0              0         0
Series RP-1                               0               0              0         0
Series RP-1 Emp                           0               0              0         0

Total                                 1,701           3,212          2,239     7,152



Part 2 - Description of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Year ended December 31, 1996
($ in thousands)


                                      Additions to reserves charged to other accounts

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

Series 15, including extended
maturities                                   0              0                  0         0
Series 20, including extended
maturities                                   0              0                  0         0
Series 15A, including extended
maturities                                   0              0                  0         0
Series 22A, including extended
maturities                                   3              0                 82        85
Series I-76                                  3              1                  0         4
Series Reserve Plus Flexible
Payment                                      0              0                  0         0
Series IC-Q-Installment                      0              0                  0         0
Series IC-Q-Ins                              0              0                  0         0
Series IC-Q-Ins Emp                          0              0                  0         0
Series IC-1                                  0              0                  0         0
Series IC-1 Emp                              0              0                  0         0
Series RP-Q-Installment                      0              0                  0         0
Series RP-Q-Flexible Payment                 0              0                  0         0
Series RP-Q-Ins                              0              0                  0         0
Series RP-Q-Ins Emp                          0              0                  0         0
Series RP-1                                  0              0                  0         0
Series RP-1 Emp                              0              0                  0         0

Total                                        6              1                 82        89


Part 2 - Description of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Year ended December 31, 1996
($ in thousands)


                                           Deductions from reserves credited to other accounts

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

Series 15, including extended
maturities                                   0               0              0                0         0
Series 20, including extended
maturities                                   3               2              0                0         5
Series 15A, including extended
maturities                                   5               3              0                0         8
Series 22A, including extended
maturities                                 262             115             82                2       461
Series I-76                                 27               0              0                0        27
Series Reserve Plus Flexible
Payment                                      0               0              0                0         0
Series IC-Q-Installment                      0               0              0                0         0
Series IC-Q-Ins                              0               0              0                0         0
Series IC-Q-Ins Emp                          0               0              0                0         0
Series IC-1                                  0               0              0                0         0
Series IC-1 Emp                              0               0              0                0         0
Series RP-Q-Installment                      0               0              0                0         0
Series RP-Q-Flexible Payment                 0               0              0                0         0
Series RP-Q-Ins                              0               0              0                0         0
Series RP-Q-Ins Emp                          0               0              0                0         0
Series RP-1                                  0               0              0                0         0
Series RP-1 Emp                              0               0              0                0         0

Total                                      297             120             82                2       501

PAGE 111
                     Certificate Reserves
                      ($ in thousands)

Part 2 - Descriptions of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Additional credits on installment certificates and
  accrued interest thereon:
    Other additions represent:
    Transfers from accruals for additional credits to be allowed at next anniversaries     $   530
      Reconversions of paid-up certificates-charged to paid-up reserves                         45
      Transfers from maturities to extended maturities                                         466
                                                                                           $ 1,041
    Other deductions represent:
      Transfers to reserves on a quarterly basis for Reserve Plus Flexible-
        Payment, IC-Q-Installment and R-Flexible-Payment                                   $ 8,883
      Conversions to optional settlement certificates-credited to optional
        settlement reserves                                                                    673
      Conversions to paid-up certificates-credited to paid-up reserves                         331
      Transfers to extended maturities at maturity                                             466
                                                                                           $10,353
Accrual for additional credits to be allowed on installment
  certificates at next anniversaries:
    Other deductions represent:
      Transfers to reserves for additional credits on installment certificates             $   530

Reserve for death and disability refund options:
    Other deductions represent:
      Payments, in excess of installment reserves, made to certificate holders
        who exercised the death and disability refund options.                             $     0

Reserve for reconversions of paid-up certificates:
    The amount shown as charged to profit and loss has been deducted from
      reserve recoveries in the accompanying Statement of Operations                       $     0

    Other deductions represent:
      Amounts credited to installment certificate reserves to mature, on
      reconversions of paid-up certificates.                                               $     0

Paid-up certificates:
  Other additions represent:
    Conversions from installment certificates (charged to installment reserves
      less surrender charges)                                                              $ 2,037
    Transfers from accrual for additional credits to be allowed at next
       anniversaries                                                                           122
                                                                                           $ 2,159
  Other deductions represent:
    Transfers credited to installment reserves on reconversions to installment
      certificates                                                                         $   316
    Transfers for accrual for additional credits and accrued interest thereon                  122
    Transfers to settlement options                                                          1,483
                                                                                           $ 1,921

PAGE 112
                     Certificate Reserves
                      ($ in thousands)

Part 2 - Descriptions of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Default interest on installment certificates:
  Other additions represent:
    Reconversions  of paid-up certificates charged to paid-up reserves                     $     0

  Other deductions represent:
    Conversions to paid-up certificates - credited to paid-up reserves                     $     5
    Transfers to advance payments as late payments are credited to
      certificates                                                                               1
                                                                                           $     6
Optional settlement certificates:
  Other additions represent:
    Transfers from installment certificate reserves (less surrender chargees), single-payment and Series D certificate reserves upon election of
      optional settlement privileges                                                       $ 6,484
    Transfers from paid-up certificate reserves                                              1,484
    Transfers from accruals for additional credits to be allowed at next
       anniversaries                                                                         2,045
                                                                                           $10,013
  Other deductions represent:
    Transfers to reserve for additional credits and accrued interest thereon               $ 2,055
    Transfers to optional settlement reserves                                                  464
                                                                                           $ 2,519
Single-Payment certificates:
   Other additions represent:
    Transfers from accruals for additional credits to be allowed at next
       anniversaries                                                                       $   887
    Transfers from accruals on a quarterly basis on:
      Reserve Plus Single-Payment                                                              392
      Cash Reserve Single-Payment                                                                9
      Flexible Savings                                                                      41,884
      Flexible Savings-Emp                                                                     814
      Preferred Investors                                                                       73
      Investors                                                                             30,158
      Special Deposits                                                                       2,441
      Cash Reserve                                                                             175
      Cash Reserve-3mo                                                                       9,862
      Stock Market                                                                          16,955
      AEBI Stock Market                                                                        593
      R82-B                                                                                    136
      Cash Reserve-RP                                                                            4
      Cash Reserve-RP-3mo                                                                    8,138
      Flexible Savings-RP                                                                        0
      Flexible Savings-RP-3mo                                                                1,241
      Preferred Investors-RP                                                                   316
      Stock Market-RP                                                                        3,951

    Transfers from accruals at anniversaries maintained in a separate
      reserve account.                                                                       4,084
                                                                                          $122,113

PAGE 113
                     Certificate Reserves
                      ($ in thousands)

Part 2 - Descriptions of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Single-Payment certificates continued:
   Other deductions represent:
    Transfers to optional settlement reserves:
      Single-Payment                                                                       $ 1,975
      R Single-Payment                                                                          31
    Transfers to reserves for additional credits and accrued interest thereon                4,084
    Transfers to a separate reserve account from the accrual account                           887
    Transfers to reserves on a quarterly basis:
      Reserve Plus Single-Payment                                                              391
      Cash Reserve Single-Payment                                                                9
      Flexible Savings                                                                      41,884
      Flexible Savings-Emp                                                                     814
      Preferred Investors                                                                       72
      Investors                                                                             30,158
      Special Deposits                                                                       2,441
      Cash Reserve                                                                             175
      Cash Reserve-3mo                                                                       9,862
      Stock Market                                                                          16,955
      AEBI Stock Market                                                                        593
      R82-B                                                                                    136
      Cash Reserve-RP                                                                            4
      Cash Reserve-RP-3mo                                                                    1,242
      Flexible Saving-RP                                                                     8,139
      Flexible Savings-RP-Emp                                                                  316
      Preferred Investors-RP                                                                     0
      Stock Market-RP                                                                        3,951
    Transfers to Federal tax withholding                                                        46
                                                                                          $124,125

Due to unlocated certificate holders:
   Other additions represent:
    Amounts equivalent to payments due certificate holders who could
      not be located                                                                       $   158

   Other deductions represent:
    Payments to certificate holders credited to cash                                       $   244


Part 3 - Information Regarding Installment Certificates
Classified by Age Groupings
($ in thousands)

Year ended December 31, 1996
                                                                                                    Deductions from Reserves

                                      Number of                                                        Cash
                                    Accounts with            Amount of             Amount of        Surrenders
                       Months    Certificate Holders      Maturity Value           Reserves          Prior to
Certificate Series      Paid        December 31,           December 31,          December 31,        Maturity       Other

                                    1995       1996       1995        1996        1995       1996

15, including extended
maturities             73-84           1          0           5           0          1          0           0             1

Total                                  1          0           5           0          1          0           0             1

20, including extended
maturities            157-168          1          0           6           0          4          0           0             0
                      169-180          0          1           0           6          0          4           0             0
                      181-192          0          0           0           0          0          0           0             0
                      193-204          0          0           0           0          0          0           0             0
                      205-216          2          1          27          20         23         17           0             0
                      217-228          0          1           0           8          0          7           0             0
                      229-240 (a)      0          0           0           0          0          0           0             0
                      241-252          0          0           0           0          0          0           0             0
                      253-264          0          0           0           0          0          0           0             0
                      265-276          1          0           9           0          6          0           0             0
                      277-288          0          1           0           9          0          6           0             0
                      289-300          1          0          18           0         10          0           0             0
                      301-312          3          1          47          14         36         11           0             0
                      313-324          5          3          52          47         47         39           0             9
                      325-336          3          4          47          46         41         40           0             0
                      337-348          7          4          78          53         72         48           0             5
                      349-360 (a)     10          5         123          53        127         52           0           109

Total                                 33         21         407         256        366        224           0           123

15A, including
extended maturities    85-96           1          0          16           0          7          0           0             0
                       97-108          0          1           0          17          0          8           0             0
                      109-120          0          0           0           0          0          0           0             0
                      121-132          0          0           0           0          0          0           0             0
                      133-144          1          0           8           0          6          0           0             0
                      145-156          0          0           0           0          0          0           6             0
                      157-168          1          0          66           0         59          0           0             0
                      169-180 (a)      2          2          88         132         84        127           0             0
                      181-192          1          0           7           0          5          0           0             0
                      193-204          1          1          11           7          8          5           0             0
                      205-216          2          1          12          10          9          8           0             5
                      217-228          2          1          79           5         66          5           0             0
                      229-240          5          2          65          79         60         71           0             0
                      241-252         40          6         479          91        466         90           0           354

Total                                 56         14         831         341        770        314           6           359



Part 3 - Information Regarding Installment Certificates
Classified by Age Groupings
($ in thousands)

Year ended December 31, 1996
                                                                                                    Deductions from Reserves

                                      Number of                                                        Cash
                                    Accounts with            Amount of             Amount of        Surrenders
                       Months    Certificate Holders      Maturity Value           Reserves          Prior to
Certificate Series      Paid        December 31,           December 31,          December 31,        Maturity       Other

                                    1995       1996       1995        1996        1995       1996

22A, including
extended maturities    49-60           2          0          22           0          3          0           0             1
                       61-72           2          2          56          30         10          5           7             0
                       73-84           1          1          13          13          3          3          15             0
                       85-96           2          0          71           0         18          0           0             0
                       97-108          2          2          56          34         16         10           0             0
                      109-120          2          2          38          56         12         19           0             6
                      121-132          5          2         113          37         43         14           0             7
                      133-144          1          3          19          75          8         33           9             0
                      145-156          4          1          62          19         29          9          68            12
                      157-168          5          1         244          19        126          9           0            38
                      169-180         10          2         377          37        216         21          23            78
                      181-192         15          9         379         392        237        242           0            27
                      193-204         15         13         328         315        223        214           0            51
                      205-216         18         12         337         234        249        173          25            14
                      217-228         26         21         621         364        494        288          10            21
                      229-240        109         18       1,956         585      1,680        500         346           116
                      241-252        565        108       9,154       1,804      8,287      1,659         641           434
                      253-264 (a)    485        506       7,439       8,299      7,207      8,022           8         4,850
                      265-276        134        136       3,353       3,650      2,017      2,175          40           121
                      277-288        130        126       2,890       3,067      1,838      1,964          49           208
                      289-300        132        118       2,481       2,588      1,672      1,744          97            56
                      301-312        114        121       2,131       2,306      1,520      1,644          66            90
                      313-324        103         99       1,539       1,819      1,162      1,370          57            81
                      325-336         81         91       1,341       1,361      1,069      1,084          35            36
                      337-348         43         76         672       1,205        566      1,013          55             0
                      349-360         38         39         539         611        476        541          15            90
                      361-372          7         31          91         403         84        374           0            15
                      373-384          0          5           0          58          0         57           0             0

Total                              2,051      1,545      36,322      29,381     29,265     23,187       1,566         6,352



Part 3 - Information Regarding Installment Certificates
Classified by Age Groupings
($ in thousands)

Year ended December 31, 1996
                                                                                                    Deductions from Reserves

                                      Number of                                                        Cash
                                    Accounts with            Amount of             Amount of        Surrenders
                       Months    Certificate Holders      Maturity Value           Reserves          Prior to
Certificate Series      Paid        December 31,           December 31,          December 31,        Maturity       Other

                                    1995       1996       1995        1996        1995       1996

I-76                   49-60           1          0          62           0          6          0           0             0
                       61-72           0          1           0          62          0          6           0             0
                       73-84           0          0           0           0          0          0           0             0
                       85-96           1          0          31           0          5          0           0             0
                       97-108          2          2          58          43         11          8           0             2
                      109-120          1          1          31          46          6         10           0             0
                      121-132          2          2          52          68         12         16           0             0
                      133-144          4          2          80          40         21         10           3             0
                      145-156          8          3         188          68         55         20           9             4
                      157-168         49          7       1,301         172        430         55           4             0
                      169-180        133         41       3,451       1,033      1,222        374         203            36
                      181-192        153        106       3,832       2,783      1,474      1,076         242            64
                      193-204        169        127       3,973       3,143      1,658      1,315         243            95
                      205-216        202        128       4,050       2,943      1,832      1,329         266            45
                      217-228        180        173       4,087       3,531      2,003      1,722         237            30
                      229-240         96        151       2,113       3,534      1,095      1,864         257            13
                      241-252          0         78           0       1,765          0        983          21             0

Total                              1,001        822      23,309      19,231      9,830      8,788       1,485           289

Reserve Plus Flexible
Payment               133-144         68          0         702           0        280          0           0             0
                      145-156        220         60       1,993         642      1,164        239          96             0
                      157-168        178        169       1,705       1,499        892        869         484             0
                      169-180          0        143           0       1,334          0        627         395             4

Total                                466        372       4,400       3,475      2,336      1,735         975             4


IC-Q-Installment      109-120        151          0       1,648           0        580          0           0             0
                      121-132         87         21         939         193        283        109          58             2
                      133-144         64         72         628         759        335        259         113             0
                      145-156          0         49           0         484          0        263          92             0

Total                                302        142       3,215       1,436      1,198        631         263             2



Part 3 - Information Regarding Installment Certificates
Classified by Age Groupings
($ in thousands)

Year ended December 31, 1996
                                                                                                    Deductions from Reserves

                                      Number of                                                        Cash
                                    Accounts with            Amount of             Amount of        Surrenders
                       Months    Certificate Holders      Maturity Value           Reserves          Prior to
Certificate Series      Paid        December 31,           December 31,          December 31,        Maturity       Other

                                    1995       1996       1995        1996        1995       1996

IC-Q-Ins               25-36           1          0           6           0          3          0           0             0
                       37-48       2,919          1      41,871           6     13,764          4           0             0
                       49-60       5,820      1,951      79,538      26,694     28,903     10,537       5,796             0
                       61-72       4,303      4,295      54,527      55,985     24,690     24,774       9,676             0
                       73-84       3,360      2,648      38,943      32,068     17,845     14,471      14,214             4
                       85-96       3,391      2,227      41,425      25,326     18,292     11,427       8,597             0
                       85-108      1,292      2,417      14,662      29,384      6,741     13,138       7,469             0
                      109-120        419        937       4,373      10,734      2,036      4,857       2,502             0
                      121-132          0         20           0         197          0         81         581            10

Total                             21,505     14,496     275,345     180,394    112,274     79,289      48,835            14


IC-Q-Ins Emp           25-36           1          0           6           0          2          0           0             0
                       37-48          21          0         655           0        115          0           2             0
                       49-60          36         12         396         174        156         59          84             0
                       61-72          22         25         198         258        109        118          70             0
                       73-84           9         12          75          96         35         59          68             0
                       85-96          16          5         251          45         56         11          30             0
                       97-108         12         13         184         227         78         46          21             0
                       109-120         0          6           0         114          0         45          39             0

Total                                117         73       1,765         914        551        338         314             0


IC-1                    1-12      19,035     13,607     357,345     253,057     21,298     14,547         650             0
                       13-24      16,818     15,443     315,789     276,635     44,618     41,395       3,862             0
                       25-36      14,059     14,526     249,976     267,364     57,967     60,291       6,188             0
                       37-48       7,598     11,601     129,973     200,810     39,138     62,621      26,337             0
                       49-60           0      6,311           0     105,723          0     40,800       6,302             0

Total                             57,510     61,488   1,053,083   1,103,589    163,021    219,654      43,339             0


IC-1 Emp                1-12         158         94       2,648       2,640        160        141          36             0
                       13-24         120        113       1,688       1,676        271        271          40             0
                       25-36          90        100       1,473       1,368        363        380          39             0
                       37-48          65         71       1,420       1,130        310        397         169             0
                       49-60           0         47           0         676          0        357          80             0

Total                                433        425       7,229       7,490      1,104      1,546         364             0



Part 3 - Information Regarding Installment Certificates
Classified by Age Groupings
($ in thousands)

Year ended December 31, 1996
                                                                                                    Deductions from Reserves

                                      Number of                                                        Cash
                                    Accounts with            Amount of             Amount of        Surrenders
                       Months    Certificate Holders      Maturity Value           Reserves          Prior to
Certificate Series      Paid        December 31,           December 31,          December 31,        Maturity       Other

                                    1995       1996       1995        1996        1995       1996

R Flexible Payment    121-132         52          0         791           0        389          0           0             0
                      133-144         36         45         550         688        314        373          20             0
                      145-156        103         29       1,429         446        728        211          70             0
                      157-168        127         81       1,609       1,099      1,264        616         103             0
                      169-180          0         95           0       1,135          0        909         413             0

Total                                318        250       4,379       3,368      2,695      2,109         606             0


RP-Q-Installment      109-120         95          0       1,575           0        367          0           0             0
                      121-132         10         14         129         197         41         78          36             8
                      133-144          0          8           0         103          0         40           0             0

Total                                105         22       1,704         300        408        118          36             8


RP-Q-Ins               37-48          50          0       1,421           0        427          0           0             0
                       49-60         108         29       2,423         590        753        231         197             0
                       61-72         116         79       2,781       1,979        676        666         166             0
                       73-84         108         78       1,907       2,229        681        441         462             0
                       85-96         137         72       2,043       1,457        863        544         149             0
                       97-108         55        107         626       1,389        237        673         209             0
                      109-120         21         37         200         439         72        176          80             0
                      121-132          0          1           0          10          0          2          11             0

Total                                595        403      11,401       8,093      3,709      2,733       1,274             0


RP-Q-Ins Emp           37-48           3          0         150           0         10          0           0             0
                       49-60           1          3           6         150          3         10           0             0
                       61-72           0          1           0           6          0          4           0             0
                       73-84           1          0          20           0         10         12           0             0
                       85-96           0          1           0          20          0          0           0             0

Total                                  5          5         176         176         23         26           0             0


RP-1                    1-12         150         76       3,825       3,196        300        179           1             0
                       13-24         136        119       4,734       2,991        618        525         103             0
                       25-36         115        117       3,531       4,079      1,067        848          70             0
                       37-48          97         99       2,762       2,693        646      1,139         397             0
                       49-60           0         83           0       2,412          0        675         123             0

Total                                498        494      14,852      15,371      2,631      3,366         694             0



Part 3 - Information Regarding Installment Certificates
Classified by Age Groupings
($ in thousands)

Year ended December 31, 1996
                                                                                                    Deductions from Reserves

                                      Number of                                                        Cash
                                    Accounts with            Amount of             Amount of        Surrenders
                       Months    Certificate Holders      Maturity Value           Reserves          Prior to
Certificate Series      Paid        December 31,           December 31,          December 31,        Maturity       Other

                                    1995       1996       1995        1996        1995       1996

RP-1-Emp                1-12           3          1         618         600          8          5           0             0
                       13-24           0          2           0          56          0          2           7             0
                       25-36           2          0         636           0          6          0           0             0
                       37-48           0          2           0         636          0          7           0             0

Total                                  5          5       1,254       1,292         14         14           7             0

Total All Series                  85,001     80,577   1,439,677   1,375,107    330,196    344,072      99,764         7,152

(a)  Includes accounts on which all payments necessary to mature have been made, but additional time must elapse before the certificate maturity year is completed.  Also includes accounts for which maturity election has been made, but no further payments have been received.

Part 4 - Amounts Periodically Credited to Certificate Holders' A to Accumulate the Maturity Amount of Installment Certificates.


Information as to (1) amounts periodically credited to each class of security holders' accounts from installment payments and (2) such other amounts periodically credited to accumulate the maturity amount of the certificate (on a $1,000 face-amount certificate basis for the term of the certificate), is filed in Part 4 of Schedule IX as part of Post-effective Amendment No. 9 to Registration Statement No. 2-17681, Post effective Amendment No. 1 to Registration Statement No. 2-23772 and
Post-effective Amendment No. 1 to Registration Statement No. 2-2258081 and is incorporated herein by reference.

        PAGE 121

        IDS CERTIFICATE COMPANY                                           SCHEDULE VII
        Valuation and Qualifying Accounts
        Years ended December 31, 1996, 1995 and 1994
        ($ thousands)

                             Year ended December 31, 1996
                                                 Additions
               Reserves           Balance    Charged                          Balance
            deducted from           at       to costs           Deductions      at
              assets to          beginning     and                 from         end
           which they apply      of period   expenses   Other    reserves    of period
         Allowance for losses:
           Securities                $110       $605      $0           $0        $715
           Conventional first
             mortgage loans           611          0       0            0         611
           Other assets             2,468          0       0        2,468 (a)       0

                             Year ended December 31, 1995
                                                 Additions
               Reserves           Balance    Charged                          Balance
            deducted from           at       to costs           Deductions      at
              assets to          beginning     and                 from         end
           which they apply      of period   expenses   Other    reserves    of period

         Allowance for losses:
           Securities              $1,000         $0      $0         $890 (b)    $110
           Conventional first
             mortgage loans           611          0       0            0         611
           Other assets             2,368        100       0            0       2,468

                             Year ended December 31, 1994
                                                 Additions
               Reserves           Balance    Charged                          Balance
            deducted from           at       to costs           Deductions      at
              assets to          beginning     and                 from         end
           which they apply      of period   expenses   Other    reserves    of period

         Allowance for losses:
           Securities              $2,049         $0      $0       $1,049 (b)  $1,000
           Conventional first
             mortgage loans           961          0       0          350 (c)     611
           Other assets             2,018          0     350 (c)        0       2,368

         a)  Applicable to reversal on other asset sold.
         b)  Applicable to reversal on securities sold.
         c)  Transferred from mortgage loans on real estate to other assets.