Form 10-Q
period 1997-03-31
IDS CERTIFICATE CO /MN/
filed 1997-05-14
CIK 52428

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

For the quarterly period ended        March 31, 1997
                           -------------------------------------
                                    OR

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 13, 1997

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

                             IDS CERTIFICATE COMPANY
                                  BALANCE SHEET
                                  -------------

                                     ASSETS                    March 31,    December 31,
                                     ------                      1997           1996
                                                              (Unaudited)
                                                            -------------- --------------
                                                                   ($ Thousands)
Qualified Assets:
   Cash and cash equivalents                                       $83,206       $111,331
   Investments in unaffiliated issuers (note 1)                  3,443,242      3,339,095
   Receivables                                                      40,505         44,667
   Investments in and advances to affiliates                         6,509          6,444
   Other                                                            34,640         36,164
                                                                ----------     ----------
     Total qualified assets                                      3,608,102      3,537,701

Other assets
    Other                                                           25,255         25,533
    Deferred federal income taxes                                    1,981              -
                                                                ----------     ----------
     Total assets                                               $3,635,338     $3,563,234
                                                                ==========     ==========
See note to financial statements.

PAGE 4

                             IDS CERTIFICATE COMPANY
                                  BALANCE SHEET
                                  -------------

                     LIABILITIES AND STOCKHOLDER'S EQUITY      March 31,    December 31,
                     ------------------------------------        1997           1996
                                                              (Unaudited)
                                                            -------------- --------------
                                                                   ($ Thousands)
Liabilities:
   Certificate reserves                                         $3,312,832     $3,283,191
   Accounts payable and accrued liabilities                        138,485         77,396
   Deferred federal income taxes                                         -          8,097
                                                                ----------     ----------
     Total liabilities                                           3,451,317      3,368,684
                                                                ----------     ----------
Stockholder's equity:
   Common stock                                                      1,500          1,500
   Additional paid-in-capital                                      143,844        143,844
   Retained earnings                                                41,805         34,767
   Unrealized holding (losses) gains on
     investment securities - net                                    (3,128)        14,439
                                                                ----------     ----------
     Total stockholder's equity                                    184,021        194,550
                                                                ----------     ----------
   Total liabilities and
       stockholder's equity                                     $3,635,338     $3,563,234
                                                                ==========     ==========

See note to financial statements.

PAGE 5

                      IDS CERTIFICATE COMPANY

                      STATEMENT OF OPERATIONS                                (Unaudited)
                      -----------------------


                                                             For the Three Months Ended
                                                            -----------------------------
                                                            March 31, 1997 March 31, 1996
                                                            -------------- --------------
                                                                   ($ Thousands)
Investment income                                                  $61,536        $67,382
Investment expenses                                                 15,819         16,635
                                                                   -------        -------
Net investment income before provision
   for certificate reserves and income tax benefit                  45,717         50,747
Net provision for certificate reserves                              39,950         49,312
                                                                   -------        -------
Net investment income before income tax benefit                      5,767          1,435
Income tax benefit                                                   1,151          2,659
                                                                   -------        -------
Net investment income                                                6,918          4,094
                                                                   -------        -------
Realized gain (loss) on investments - net                               85         (3,173)
Income tax benefit (expense)                                           (30)         1,111
                                                                   -------        -------
Net realized gain (loss) on investments                                 55         (2,062)
                                                                   -------        -------
Net income - wholly owned subsidiary                                    65             67
                                                                   -------        -------
Net income                                                          $7,038         $2,099
                                                                   =======        =======

See note to financial statements.

PAGE 6

                           IDS CERTIFICATE COMPANY

                           STATEMENT OF CASH FLOWS                         (Unaudited)
                 ------------------------------------------


                                                             For the Three Months Ended
                                                            -----------------------------
                                                            March 31, 1997 March 31, 1996
                                                            -------------- --------------
                                                                   ($ Thousands)
Cash Flows from Operating Activities:
  Net Income                                                        $7,038         $2,099

  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Net income of wholly owned subsidiary                              (65)           (67)
    Provision for certificate reserves                              39,950         49,312
    Interest income added to certificate loans                        (350)          (432)
    Amortization of premium/discount - net                           3,483          3,733
    Net (gain) loss on investments                                     (85)         3,173
    Decrease in dividends and interest receivable                    3,509          6,328
    Decrease in deferred distribution fees                             771            766
    Increase in other assets                                          (496)        (4,230)
    (Decrease) increase in deferred federal income taxes              (618)           213
    Increase (decrease) in other liabilities                         1,765         (2,278)
                                                                  --------       --------
    Net cash provided by operating activities                       54,902         58,617
                                                                  --------       --------
Cash Flows from Investing Activities:
  Maturity and redemption of investments:
    Held-to-maturity securities                                      8,098         75,455
    Available-for-sale securities                                  104,618        157,253
    Other investments                                               10,268          6,661
  Sale of investments:
    Held-to-maturity securities                                      7,009            314
    Available-for-sale securities                                   98,521        132,965
  Certificate loan payments                                          1,372          1,829
  Purchase of investments:
    Held-to-maturity securities                                     (4,565)        (8,845)
    Available-for-sale securities                                 (402,014)      (199,644)
    Other investments                                              (14,954)        (2,208)
  Certificate loan fundings                                         (1,324)        (1,182)
                                                                  --------       --------
    Net cash (used in) provided by investing activities          ($192,971)      $162,598
                                                                  --------       --------

See note to financial statements.

PAGE 7

                           IDS CERTIFICATE COMPANY

                           STATEMENT OF CASH FLOWS         (Continued)     (Unaudited)
                 ------------------------------------------
                                                             For the Three Months Ended
                                                            -----------------------------
                                                            March 31, 1997 March 31, 1996
                                                            -------------- --------------
                                                                   ($ Thousands)
Cash Flows from Financing Activities:
  Payments from certificate owners                                $291,816       $246,068
  Proceeds from reverse repurchase agreements                      120,000              -
  Certificate maturities and cash surrenders                      (301,872)      (285,737)
  Dividend paid                                                          -        (10,000)
                                                                  --------       --------
    Net cash provided by (used in) financing activities            109,944        (49,669)
                                                                  --------       --------
Net (Decrease) Increase In Cash and Cash Equivalents               (28,125)       171,546

Cash and Cash Equivalents Beginning of Period                      111,331         56,873
                                                                  --------       --------
Cash and Cash Equivalents End of Period                            $83,206       $228,419
                                                                  ========       ========
Supplemental Disclosures:
  Cash (paid) received for income taxes                            ($1,747)          $335
  Certificate maturities and surrenders through loan
    reductions                                                      $2,066         $2,928

See note to financial statements.






IDS CERTIFICATE COMPANY

NOTE TO FINANCIAL STATEMENTS (Unaudited)
($ in Thousands)
----------------------------------------

1.  The following is a summary of investments in unaffiliated issuers:

                                                               March 31,    December 31,
                                                                 1997           1996
                                                            -------------- --------------
Held-to-maturity securities...........................            $852,863       $863,921
Available-for-sale securities.........................           2,323,852      2,212,968
First mortgage loans on real estate...................             224,782        218,697
Certificate loans - secured by certificate reserves...              41,745         43,509
                                                               -----------    -----------
Total                                                           $3,443,242     $3,339,095
                                                               ===========    ===========

PAGE 8
                        IDS CERTIFICATE COMPANY
                MANAGEMENT'S NARRATIVE ANALYSIS OF THE
                         RESULTS OF OPERATIONS
                --------------------------------------

During the first three months of 1997, total assets increased $72 million due primarily to proceeds from a reverse repurchase agreement of $120 million and net of a decrease of $27 million in net unrealized appreciation on investment securities classified as available for sale. Accounts payable and accrued liabilities increased $61 million due primarily to borrowings under the reverse repurchase agreement and net of a decrease in payable for securities purchased of $62 million. Certificate reserves increased $30 million during the first quarter of 1997.

During the month of March 1997, Registrant tested its ability to generate short-term financing in the marketplace by entering into a reverse repurchase agreement with a major lender. Proceeds from borrowings under the agreement were invested primarily in U.S. Government Agency mortgage-backed securities. During the early part of April 1997, the borrowings were fully repaid by the use of available cash.

Sales of face-amount certificates totaled $268 million during the first quarter of 1997 compared to $224 during the prior year's period. The higher certificate sales resulted primarily from sales of Preferred Investors certificates which were first offered for sale early in the last quarter of 1996. Certificate maturities and surrenders totaled $304 million during the first quarter of 1997 compared to $289 million during the comparable period in 1996.

Investment income decreased 8.6% during the first three months of 1997 from the prior year's period reflecting a lower average balance of invested assets.

The 4.9% decrease in investment expenses resulted primarily from lower investment advisory and services fee of $.4 million, and lower amortization of interest rate caps/corridors and options of $.3 million. The decrease in investment advisory and services fee resulted primarily from a lower balance of invested assets on which the fee is calculated. The decrease in amortization of interest rate caps/corridors and options reflects the net of $1.1 million higher amortization of options and $1.4 million lower amortization of interest rate caps/corridors.

Net provision for certificate reserves decreased 19% during the first three months of 1997 from the prior year's period reflecting a lower average balance of certificate reserves, and lower accrual rates primarily related to surrenders of the promotional 11-month Flexible Savings certificate during the second quarter of 1996.

The $1.5 million decrease in income tax benefit on net investment income resulted primarily from a lesser portion of net investment income before income tax benefit being attributable to tax-advantaged income.

PAGE 9
During the first three months of 1997, Registrant sold held-to-maturity securities with an amortized cost and fair value of $2.8 million and $2.4 million, respectively.
The sales were due to significant deterioration in the issuer's creditworthiness. During the same period in 1997, available-for-sale securities were sold with an amortized cost and fair value of $97.5 million and $97.9 million, respectively.

Net certificate reserve financing activities used cash of $10 million during the first three months of 1997 compared to cash used of $40 million during the prior year's period. The change resulted primarily from higher certificate sales.

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

        (b) Certificate of Amendment, dated April 2, 1984, filed electronically as Exhibit 3(b) to Post-Effective
             Amendment No. 10 to Registration Statement No.
             2-89507, is incorporated herein by reference.

        (c) By-Laws, dated December 31, 1977, filed electronically as Exhibit 3(c) to Post-Effective Amendment No. 10 to Registration Statement No. 2-89507, is incorporated herein by reference.

   10. (a) The Distribution Agreement dated November 18, 1988, between Registrant and IDS Financial Services Inc., filed electronically as Exhibit 1(a) to the Registration Statement for the American Express International Investment Certificate (now called the IDS Investors Certificate), is incorporated herein by reference.

        (b) The Distribution Agreement dated March 29, 1996, between Registrant and American Express Service Corporation, filed electronically as Exhibit 1(b) to Post-Effective Amendment No. 38 to Registration Statement No. 2-55252 for the D-1 Investment Certificate, is incorporated herein by reference.

        (c) Selling Agent Agreement dated June 1, 1990, between American Express Bank International and IDS Financial Services Inc., for the IDS Investors and IDS Stock Market Certificates, filed electronically as Exhibit 1(c) to the Post-Effective Amendment No. 5 to Registration Statement No. 33-26844 for the IDS Investors Certificate, is incorporated herein by reference.

        (d) Marketing Agreement dated October 10, 1991, between Registrant and American Express Bank Ltd., filed electronically as Exhibit 1(d) to the Post-Effective Amendment No. 31 to Registration Statement No. 2-55252 for the Series D-1 Investment Certificate, is incorporated herein by reference.

PAGE 11
                        IDS CERTIFICATE COMPANY

                      PART II.  OTHER INFORMATION
                      ---------------------------

        (e) Letter Amendment dated January 9, 1997, to the Marketing Agreement dated October 10, 1991, between Registrant and American Express Bank Ltd., filed electronically as Exhibit 10(j) to Post-Effective Amendment No. 40 to Registration Statement No. 2-55252, is incorporated herein by reference.

        (f)  Amendment to the Selling Agent Agreement dated
             December 12, 1994, between IDS Financial Services Inc. and American Express Bank International, filed electronically as Exhibit 16(d) to Post-Effective
             Amendment No. 13 to Registration Statement No.
             2-95577, is incorporated herein by reference.

        (g) Selling Agent Agreement dated December 31, 1994, between IDS Financial Services Inc. and Coutts & Co.
             (USA) International, filed electronically as Exhibit 16(e) to Post-Effective Amendment No. 13 to Registration Statement No. 2-95577, is incorporated herein by reference.

        (h) Consulting Agreement dated December 12, 1994, between IDS Financial Services Inc. and American Express Bank International, filed electronically as Exhibit 16(f) to Post-Effective Amendment No. 13 to Registration Statement No. 2-95577, is incorporated herein by reference.

        (i) Second amendment to Selling Agent Agreement between American Express Financial Advisors Inc. and American Express Bank International dated May 2, 1995, filed electronically as Exhibit (1) to Registrant's June 30, 1995, Quarterly Report on Form 10-Q, is incorporated herein by reference.

        (j) The Investment Advisory and Services Agreement between Registrant and IDS/American Express Inc. dated January 12, 1984, filed electronically as Exhibit 10(a) to Registration Statement No. 2-89507, is incorporated herein by reference.

        (k) Depository and Custodial Agreement dated September 30, 1985, between IDS Certificate Company and IDS Trust
             Company, filed electronically as Exhibit 10(b) to Registrant's Post-Effective Amendment No. 3 to
             Registration Statement No. 2-89507, is
             incorporated herein by reference.

PAGE 12
                       IDS CERTIFICATE COMPANY

                      PART II.  OTHER INFORMATION
                      ---------------------------

        (l) Foreign Deposit Agreement dated November 21, 1990, between IDS Certificate Company and IDS Bank and Trust, filed electronically as Exhibit 10(h) to Post-Effective Amendment No. 5 to Registration Statement No. 33-26844, is incorporated herein by reference.

        (m) Form of Letter Amendment dated April 7, 1997, to the Selling Agent Agreement dated June 1, 1990, between American Express Financial Advisors Inc. and American Express Bank International, filed electronically as
             Exhibit 10(j) to Post-Effective Amendment No. 14 to Registration Statement No. 33-26844, is incorporated herein by reference.

   24. (a) Officers' Power of Attorney, dated May 17, 1994, filed electronically as Exhibit 25(a) to Post-Effective
             Amendment No. 37 to Registration Statement No.
             2-55252, is incorporated herein by reference.

        (b) Directors' Power of Attorney, dated February 29, 1996, filed electronically as Exhibit 24(b) to Post-Effective Amendment No. 39 to Registration
             Statement No. 2-55252, is incorporated herein by reference.

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

PAGE 13
                          SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT                         IDS CERTIFICATE COMPANY


BY

NAME AND TITLE                     Stuart A. Sedlacek, President
                                   and Director (Principal
                                   Executive Officer)
DATE                               May 14, 1997

BY

NAME AND TITLE                     Jay Hatlestad, Vice President
                                   and Controller (Principal
                                   Accounting Officer)
DATE                               May 14, 1997