Form 10-Q
period 1997-06-30
IDS CERTIFICATE CO /MN/
filed 1997-08-13
CIK 52428

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

For the quarterly period ended                  June 30, 1997
                                 ---------------------------------
                                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                                 -----------------   --------------
Commission file number  2-23772
                       ---------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 13, 1997

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

                             IDS CERTIFICATE COMPANY
                                  BALANCE SHEET
                                  -------------

                                     ASSETS                    June 30,     December 31,
                                     ------                      1997           1996
                                                              (Unaudited)
                                                            -------------- --------------
                                                                   ($ Thousands)
Qualified Assets:
   Cash and cash equivalents                                      $110,756       $111,331
   Investments in unaffiliated issuers (note 1)                  3,519,233      3,339,095
   Receivables                                                      43,369         44,667
   Investments in and advances to affiliates                         6,593          6,444
   Other                                                            65,158         36,164
                                                                ----------     ----------
     Total qualified assets                                      3,745,109      3,537,701

Other assets                                                        24,097         25,533
                                                                ----------     ----------
     Total assets                                               $3,769,206     $3,563,234
                                                                ==========     ==========

PAGE 4

                             IDS CERTIFICATE COMPANY
                                  BALANCE SHEET
                                  -------------

                     LIABILITIES AND STOCKHOLDER'S EQUITY      June 30,     December 31,
                     ------------------------------------        1997           1996
                                                              (Unaudited)
                                                            -------------- --------------
                                                                   ($ Thousands)
Liabilities:
   Certificate reserves                                         $3,378,564     $3,283,191
   Accounts payable and accrued liabilities                        176,376         77,396
   Deferred federal income taxes                                     5,427          8,097
                                                                ----------     ----------
     Total liabilities                                           3,560,367      3,368,684
                                                                ----------     ----------
Stockholder's equity:
   Common stock                                                      1,500          1,500
   Additional paid-in-capital                                      143,844        143,844
   Retained earnings                                                48,875         34,767
   Unrealized holding gains on
     investment securities - net                                    14,620         14,439
                                                                ----------     ----------
     Total stockholder's equity                                    208,839        194,550
                                                                ----------     ----------
   Total liabilities and
       stockholder's equity                                     $3,769,206     $3,563,234
                                                                ==========     ==========

See note to financial statements.

PAGE 5

                      IDS CERTIFICATE COMPANY

                      STATEMENT OF OPERATIONS                                                            (Unaudited)
                      -----------------------


                                                             For the Three Months Ended    For the Six Months Ended
                                                            ----------------------------- -----------------------------
                                                             June 30, 1997  June 30, 1996  June 30, 1997  June 30, 1996
                                                            -------------- -------------- -------------- --------------
                                                                                  ($ Thousands)
Investment income                                                  $62,934        $63,440       $124,470       $130,822
Investment expenses                                                 16,503         15,522         32,322         32,157
                                                                   -------        -------        -------        -------
Net investment income before provision
   for certificate reserves and income tax benefit                  46,431         47,918         92,148         98,665
Net provision for certificate reserves                              39,962         43,880         79,912         93,192
                                                                   -------        -------        -------        -------
Net investment income before income tax benefit                      6,469          4,038         12,236          5,473
Income tax benefit                                                     571          1,652          1,722          4,311
                                                                   -------        -------        -------        -------
Net investment income                                                7,040          5,690         13,958          9,784
                                                                   -------        -------        -------        -------
Realized gain (loss) on investments - net                              (83)           114              2         (3,059)
Income tax benefit (expense)                                            29            (41)            (1)         1,070
                                                                   -------        -------        -------        -------
Net realized gain (loss) on investments                                (54)            73              1         (1,989)
                                                                   -------        -------        -------        -------
Net income - wholly owned subsidiary                                    84             91            149            158
                                                                   -------        -------        -------        -------
Net income                                                          $7,070         $5,854        $14,108         $7,953
                                                                   =======        =======        =======        =======

See note to financial statements.

PAGE 6

                           IDS CERTIFICATE COMPANY

                           STATEMENT OF CASH FLOWS                         (Unaudited)
                 ------------------------------------------


                                                             For the Six Months Ended
                                                            -----------------------------
                                                             June 30, 1997  June 30, 1996
                                                            -------------- --------------
                                                                   ($ Thousands)
Cash Flows from Operating Activities:
  Net Income                                                       $14,108         $7,953

  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Net income of wholly owned subsidiary                             (149)          (158)
    Provision for certificate reserves                              79,912         93,192
    Interest income added to certificate loans                        (724)          (823)
    Amortization of premium/discount - net                           7,165          7,184
    Net (gain) loss on investments                                      (2)         3,059
    Decrease in dividends and interest receivable                      644          6,328
    Decrease in deferred distribution fees                           1,432          1,295
    (Decrease) increase in deferred federal income taxes            (2,670)           227
    Decrease in other liabilities                                     (582)          (563)
                                                                  --------       --------
    Net cash provided by operating activities                       99,134        117,694
                                                                  --------       --------
Cash Flows from Investing Activities:
  Maturity and redemption of investments:
    Held-to-maturity securities                                     35,826        115,364
    Available-for-sale securities                                  188,817        288,348
    Other investments                                               35,534         21,810
  Sale of investments:
    Held-to-maturity securities                                     29,391            314
    Available-for-sale securities                                  150,097        347,730
  Certificate loan payments                                          2,503          3,444
  Purchase of investments:
    Held-to-maturity securities                                     (4,565)       (12,650)
    Available-for-sale securities                                 (626,659)      (230,291)
    Other investments                                              (28,176)        (5,984)
  Certificate loan fundings                                         (2,720)        (2,463)
                                                                  --------       --------
    Net cash (used in) provided by investing activities          ($219,952)      $525,622
                                                                  --------       --------

See note to financial statements.

PAGE 7

                           IDS CERTIFICATE COMPANY

                           STATEMENT OF CASH FLOWS         (Continued)     (Unaudited)
                 ------------------------------------------
                                                             For the Six Months Ended
                                                            -----------------------------
                                                             June 30, 1997  June 30, 1996
                                                            -------------- --------------
                                                                   ($ Thousands)
Cash Flows from Financing Activities:
  Payments from certificate owners                                $644,307       $560,796
  Proceeds from reverse repurchase agreements                      269,500              -
  Certificate maturities and cash surrenders                      (644,064)    (1,123,138)
  Payments under reverse repurchase agreements                    (149,500)             -
  Dividend paid                                                          -        (20,000)
                                                                  --------       --------
    Net cash provided by (used in) financing activities            120,243       (582,342)
                                                                  --------       --------
Net (Decrease) Increase In Cash and Cash Equivalents                  (575)        60,974

Cash and Cash Equivalents Beginning of Period                      111,331         56,873
                                                                  --------       --------
Cash and Cash Equivalents End of Period                           $110,756       $117,847
                                                                  ========       ========
Supplemental Disclosures:
  Cash received for income taxes                                    $2,328         $7,661
  Certificate maturities and surrenders through loan
    reductions                                                      $4,068         $4,745

See note to financial statements.








IDS CERTIFICATE COMPANY

NOTE TO FINANCIAL STATEMENTS (Unaudited)
($ in Thousands)
----------------------------------------

1.  The following is a summary of investments in unaffiliated issuers:

                                                               June 30,     December 31,
                                                                 1997           1996
                                                            -------------- --------------
Held-to-maturity securities...........................            $803,573       $863,921
Available-for-sale securities.........................           2,458,940      2,212,968
First mortgage loans on real estate...................             216,338        218,697
Certificate loans - secured by certificate reserves...              40,382         43,509
                                                               -----------    -----------
Total                                                           $3,519,233     $3,339,095
                                                               ===========    ===========

PAGE 8
                        IDS CERTIFICATE COMPANY
                MANAGEMENT'S NARRATIVE ANALYSIS OF THE
                         RESULTS OF OPERATIONS
                --------------------------------------


During the first six months of 1997, total assets increased $206 million due primarily to proceeds from reverse repurchase agreements of $120 million. Accounts payable and accrued liabilities increased $99 million due primarily to borrowings under the reverse repurchase agreement and net of a decrease in payable for securities purchased of $42 million. Certificate reserves increased $95 million during the first six months of 1997 due primarily to the provision for certificate reserves.

Sales of face-amount certificates totaled $268 million and $327 million during the first and second quarters of 1997, respectively, compared to $224 million and $293 million during the comparable periods in 1996, respectively. The higher certificate sales resulted primarily from sales of Preferred Investors certificate which were first offered for sale early in the last quarter of 1996. Certificate maturities and surrenders totaled $304 million and $344 million during the first and second quarters of 1997, respectively, compared to $289 million and $839 million during the comparable periods in 1996, respectively. The high volume of certificate maturities and surrenders during the second quarter of 1996 resulted primarily from surrenders of Registrant's promotional 11-month Flexible Savings certificate.

Investment income decreased 4.9% during the first six months of 1997 from the prior year's period primarily reflecting a lower average balance of invested assets.

Investment expenses increased slightly during the first six months of 1997 from the prior year's period reflecting the net of $2.3 million higher amortization of options and $2.0 million lower amortization of interest rate caps/corridors.

Net provision for certificate reserves decreased 14% during the first six months of 1997 from the prior year's period reflecting a lower average balance of certificate reserves, and lower accrual rates primarily related to surrenders of the promotional 11-month Flexible Savings certificate during the second quarter of 1996.

The $2.6 million decrease in income tax benefit on net investment income resulted primarily from a lesser portion of net investment income before income tax benefit being attributable to tax-advantaged income.

During the first six months of 1997, Registrant sold held-to-maturity securities with an amortized cost and fair value of $28.7 million and $29.4 million, respectively. The sales were due to significant deterioration in the issuers' creditworthiness. During the same period in 1997, available-for-sale securities were sold with an amortized cost and fair value of $150 million and $149 million, respectively.

PAGE 9
Net certificate reserve financing activities provided cash of $.2 million during the first six months of 1997 compared to cash used of $562 million during the prior year's period. The change resulted primarily from lower certificate maturities and surrenders during the first six months of 1997 compared to the prior year's period.

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

        (f)  Amendment to the Selling Agent Agreement dated
             December 12, 1994, between IDS Financial Services Inc.
            and American Express Bank International, filed electronically as Exhibit 16(d) to Post-
             Effective Amendment No. 13 to Registration Statement
             No. 2-95577, is incorporated herein by reference.

        (g) Selling Agent Agreement dated December 12, 1994, between IDS Financial Services Inc. and Coutts & Co.
             (USA) International, filed electronically as Exhibit 16(e) to Post-Effective Amendment No. 13 to Registration Statement No. 2-95577, is incorporated herein by reference.

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

REGISTRANT                         IDS CERTIFICATE COMPANY


BY

NAME AND TITLE                     Stuart A. Sedlacek, President
                                   and Director (Principal
                                   Executive Officer)
DATE                               August 13, 1997

BY

NAME AND TITLE                     Jay Hatlestad, Vice President
                                   and Controller (Principal
                                   Accounting Officer)
DATE                               August 13, 1997