Form 10-Q
period 1997-09-30
IDS CERTIFICATE CO /MN/
filed 1997-11-12
CIK 52428

PAGE 1
                       UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D. C.  20549

                         FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 30(a) OF THE INVESTMENT
    COMPANY ACT OF 1940 AND SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 1997

                             OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number  2-23772

                  IDS Certificate Company
 ---------------------------------------------------------
   (Exact name of registrant as specified in its charter)

        Delaware                                     41-6009975
----------------------------                    -------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                    Identification No.)

IDS Tower 10, Minneapolis, Minnesota                55440
-------------------------------------             -----------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code   (612) 671-3131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1997

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

Item 1.  Financial Statements

The information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for these interim periods.

                  IDS CERTIFICATE COMPANY
                       BALANCE SHEET

                           ASSETS                   September 30, December 31,
                                                        1997          1996
                                                    (Unaudited)
                                                           ($ Thousands)
Qualified Assets:
   Cash and cash equivalents                            $75,218      $111,331
   Investments in unaffiliated issuers (note 1)       3,571,326     3,339,095
   Receivables                                           46,187        44,667
   Investments in and advances to affiliates              6,646         6,444
   Other                                                 64,293        36,164

     Total qualified assets                           3,763,670     3,537,701

Other assets                                             24,787        25,533

     Total assets                                    $3,788,457    $3,563,234

See note to financial statements

PAGE 4
                  IDS CERTIFICATE COMPANY
                       BALANCE SHEET

            LIABILITIES AND STOCKHOLDER'S EQUITY
                                                   September 30, December 31,
                                                       1997          1996
                                                   (Unaudited)
                                                         ($ Thousands)
Liabilities:
   Certificate reserves                             $3,484,630    $3,283,191
   Accounts payable and accrued liabilities             60,825        77,396
   Deferred federal income taxes                        12,897         8,097

     Total liabilities                               3,558,352     3,368,684

Stockholder's equity:
   Common stock                                          1,500         1,500
   Additional paid-in-capital                          143,844       143,844
   Retained earnings                                    56,303        34,767
   Unrealized holding gains on
     investment securities - net                        28,458        14,439

     Total stockholder's equity                        230,105       194,550

   Total liabilities and
       stockholder's equity                         $3,788,457    $3,563,234


See note to financial statements.

PAGE 5

                  IDS CERTIFICATE COMPANY
                  STATEMENT OF OPERATIONS                                                                               (Unaudited)

                                                                   For the Three Months Ended             For the Nine Months Ended

                                                            Sept. 30, 1997     Sept. 30, 1996     Sept. 30, 1997     Sept. 30, 1996
                                                                                        ($ Thousands)

Investment income                                                  $65,660            $60,191           $190,130           $191,013
Investment expenses                                                 17,824             15,289             50,146             47,446

Net investment income before provision
   for certificate reserves and income tax benefit                  47,836             44,902            139,984            143,567
Net provision for certificate reserves                              41,368             39,192            121,280            132,384

Net investment income before income tax benefit                      6,468              5,710             18,704             11,183
Income tax benefit                                                     601              1,097              2,323              5,408

Net investment income                                                7,069              6,807             21,027             16,591

Realized gain (loss) on investments - net                              470              2,813                472               (246)
Income tax benefit (expense)                                          (164)              (984)              (165)                86

Net realized gain (loss) on investments                                306              1,829                307               (160)

Net income - wholly owned subsidiary                                    53                 90                202                248

Net income                                                          $7,428             $8,726            $21,536            $16,679


See note to financial statements.

PAGE 6

                  IDS CERTIFICATE COMPANY
                  STATEMENT OF CASH FLOWS                                       (Unaudited)



                                                             For the Nine Months Ended

                                                            Sept. 30, 1997    Sept. 30, 1996
                                                            ($ Thousands)
Cash Flows from Operating Activities:
  Net Income                                                    $21,536       $16,679

  Adjustments to reconcile net income to net cash provided by operating activities:
    Net income of wholly owned subsidiary                          (202)         (248)
    Provision for certificate reserves                          121,280       132,384
    Interest income added to certificate loans                   (1,063)       (1,238)
    Amortization of premium/discount - net                       11,093        10,696
    Net (gain) loss on investments                                 (472)          246
    Decrease in dividends and interest receivable                 2,826         8,031
    Decrease in deferred distribution fees                        2,490         2,000
    (Decrease) increase in deferred federal income taxes         (2,749)         (114)
    Increase in other assets                                     (1,747)          -
    Decrease in other liabilities                                  (360)        1,181

    Net cash provided by operating activities                   152,632       169,617

Cash Flows from Investing Activities:
  Maturity and redemption of investments:
    Held-to-maturity securities                                  62,265       128,479
    Available-for-sale securities                               306,066       388,277
    Other investments                                            55,705        32,291
  Sale of investments:
    Held-to-maturity securities                                  29,391        24,984
    Available-for-sale securities                               156,841       352,130
  Certificate loan payments                                       3,670         4,662
  Purchase of investments:
    Held-to-maturity securities                                  (4,565)      (44,141)
    Available-for-sale securities                              (828,812)     (429,294)
    Other investments                                           (45,801)       (9,296)
  Certificate loan fundings                                      (3,884)       (4,056)

    Net cash (used in) provided by investing activities       ($269,124)     $444,036


See note to financial statements.

PAGE 7

                  IDS CERTIFICATE COMPANY
            STATEMENT OF CASH FLOWS (Continued)                                (Unaudited)

                                                             For the Nine Months Ended

                                                            Sept. 30, 1997  Sept. 30, 1996
                                                                       ($ Thousands)
Cash Flows from Financing Activities:
  Payments from certificate owners                           $1,053,364      $826,829
  Proceeds from reverse repurchase agreements                   374,000        -
  Certificate maturities and cash surrenders                   (991,985)   (1,397,577)
  Payments under reverse repurchase agreements                 (355,000)       -
  Dividends paid                                                 -            (40,000)

    Net cash provided by (used in) financing activities          80,379      (610,748)

Net (Decrease) Increase In Cash and Cash Equivalents            (36,113)        2,905

Cash and Cash Equivalents Beginning of Period                   111,331        56,873

Cash and Cash Equivalents End of Period                         $75,218       $59,778

Supplemental Disclosures:
  Cash received (paid) for income taxes                         ($4,030)       $8,122
  Certificate maturities and surrenders through loan
    reductions                                                   $5,565        $6,571

See note to financial statements.






IDS CERTIFICATE COMPANY
NOTE TO FINANCIAL STATEMENTS (Unaudited)
($ in Thousands)

1.  The following is a summary of investments in unaffiliated issuers:

                                                            September 30, December 31,
                                                                1997          1996
Held-to-maturity securities                                    $776,989      $863,921
Available-for-sale securities                                 2,537,851     2,212,968
First mortgage loans on real estate                             217,265       218,697
Certificate loans - secured by certificate reserves              39,221        43,509

Total                                                        $3,571,326    $3,339,095

PAGE 8
                  IDS CERTIFICATE COMPANY
           MANAGEMENT'S NARRATIVE ANALYSIS OF THE
                   RESULTS OF OPERATIONS



During the first nine months of 1997, total assets and certificate reserves increased $225 million and $201 million, respectively. The increase in certificate reserves resulted primarily from the provision for certificate reserves, and certificate payments exceeding certificate maturities and surrenders.

Sales of face-amount certificates totaled $327 million and $387 million during the second and third quarters of 1997, respectively, compared to $293 million and $243 million during the comparable periods in 1996, respectively. The higher certificate sales resulted primarily from sales of the Preferred Investors certificate which were first offered for sale early in the last quarter of 1996 and sales of the Special Deposits certificate which were first offered for sale late in the third quarter of 1996 to private banking clients of American Express Bank Ltd. in Hong Kong. Certificate sales during the third quarter of 1997 benefited also from a special introductory promotion of Registrant's 7- and 13-month term Flexible Savings certificate. The special promotion is being offered from September 10, 1997 to November 25, 1997, and applies only to sales of new certificate accounts during the promotion period. Interest rates for sales of certificates during the promotion period will be determined on a weekly basis at one percentage point above the Bank Rate Monitor Top 25 Market Average of comparable length certificates of deposit. Sales of the 7- and 13-month term certificates during the third quarter of 1997 totaled $63 million.

Certificate maturities and surrenders totaled $344 million and $350 million during the second and third quarters of 1997, respectively, compared to $839 million and $276 million during the comparable periods in 1996, respectively. The high volume of certificate maturities and surrenders during the second quarter of 1996 resulted primarily from surrenders of Registrant's promotional 11-month Flexible Savings certificate at term renewal.

For the first nine months of 1997 and 1996, face-amount certificate sales totaled $982 million and $760 million, respectively. Certificate maturities and surrenders for the first nine months of 1997 and 1996 totaled $998 million and $1,404 million, respectively.

Investment income decreased slightly during the first nine months of 1997 from the prior year's period primarily reflecting lower investment yields partially offset by a higher average balance of invested assets.

Investment expenses increased 5.7% during the first nine months of 1997 from the the prior year's period. The increase resulted primarily from $3.3 million higher amortization of premiums paid for index options and $1.7 million of interest expense on reverse repurchase and interest rate swap agreements entered into in 1997. These higher expenses were partially offset by $2.3 million lower amortization of interest rate cap/corridors.

PAGE 9
Net provision for certificate reserves decreased 8.4% during the first nine months of 1997 from the prior year's period reflecting lower accrual rates primarily related to surrenders of the promotional 11-month Flexible Savings certificate during the second quarter of 1996.

The $3.1 million decrease in income tax benefit on net investment income resulted primarily from a lesser portion of net investment income before income tax benefit being attributable to tax-advantaged income.

During the first nine months of 1997, Registrant sold held-to-maturity securities with an amortized cost and fair value of $28.7 million and $29.4 million, respectively. The sales were due to significant deterioration in the issuers' creditworthiness. During the same period in 1997, available-for-sale securities were sold with an amortized cost and fair value of $161.5 million and $161.2 million, respectively.

Net certificate reserve financing activities provided cash of $61 million during the first nine months of 1997 compared to cash used of $571 million during the prior year's period. The change resulted from higher certificate payments received of $227 million and lower maturities and surrenders of $405 million during the first nine months of 1997 compared to the prior year's period.

PAGE 10
                  IDS CERTIFICATE COMPANY

                PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

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

          PART II.  OTHER INFORMATION (Continued)

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

        (i) Second amendment to Selling Agent Agreement between American Express Financial Advisors Inc. and American Express Bank International dated May 2, 1995, filed electronically as as Exhibit
             (1) to Registrant's June 30, 1995, Quarterly Report on Form 10-Q, is incorporated herein by reference.

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

          PART II.  OTHER INFORMATION (Continued)

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

REGISTRANT                             IDS CERTIFICATE COMPANY


BY

NAME AND TITLE                         Stuart A. Sedlacek, President and
                                       Director (Principal Executive Officer)
DATE                                   November 12, 1997

BY

NAME AND TITLE                         Jay Hatlestad, Vice President and
                                       Controller (Principal Accounting Officer)
DATE                                   November 12, 1997