Form 10-K
period 1997-12-31
IDS CERTIFICATE CO /MN/
filed 1998-03-30
CIK 52428

                                      UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION

                                  Washington, D.C. 20549

                                        FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 30(a) OF THE INVESTMENT COMPANY ACT OF 1940 AND SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the fiscal year ended December 31, 1997
                                            OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___________________ to _____________________.

Commission file number 2-23772.

                                 IDS Certificate Company
________________________________________________________________________________

                  (Exact name of registrant as specified in its charter)

              Delaware                                 41-6009975
________________________________________________________________________________

         (State or other jurisdiction of   (I.R.S. Employer Identification No.)
          incorporation or organization)

          IDS Tower 10, Minneapolis, Minnesota                55440
________________________________________________________________________________

         (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code (612) 671-3131

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: None        Name of each exchange on which registered:None

Securities registered pursuant to Section 12(g) of the Act:

Title of class: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant. None

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

The Exhibit Index is located on sequential pages 19-21.

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

        IDSC is continuously engaged in new product development. IDSC currently offers eight certificates to the public: "IDS Cash Reserve Certificate," "IDS Flexible Savings Certificate" (formerly "IDS Variable Term Certificate"), "IDS Installment Certificate," "IDS Preferred Investors Certificate," "IDS Stock Market Certificate" (marketed in some channels as "American Express Stock Market Certificate"), "American Express Investors Certificate," and "American Express Special Deposits." The American Express Special Deposits is only offered for sale in England and Hong Kong and is not registered for sale in the United
States. All certificates are currently sold without a sales charge. The IDS Installment Certificate, the IDS Flexible Savings Certificate, the IDS Stock
Market Certificate, the IDS Preferred Investors Certificate, the American Express Stock Market Certificate, the American Express Investors Certificate and the American Express Special Deposits currently bear surrender charges for premature surrenders. All of the above described certificates, except the American Express Special Deposits, are distributed pursuant to a Distribution Agreement with American Express Financial Advisors Inc. (formerly known as IDS Financial Services Inc.), an affiliate of IDSC. With respect to the American Express Investors Certificate and the American Express Stock Market Certificate, American Express Financial Advisors Inc., in turn, has Selling Agent Agreements with American Express Bank International (AEBI), a subsidiary of American Express, and Coutts & Co. (USA) International (Coutts), a subsidiary of National Westminster Bank PLC, for selling the certificates. With respect to the American Express Special Deposits, IDSC has a Marketing Agreement with American Express Bank Ltd. (AEB), a subsidiary of American Express, for marketing the certificate. IDSC has a Distribution Agreement with American Express Service Corporation (AESC) under which AESC can distribute the IDS Stock Market Certificate and potentially other certificates through a direct marketing channel of distribution known as American Express Financial Direct, but there is no assurance that IDS certificates will be so distributed.

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

        The specified maturities of the certificates range from ten to twenty years. Within that maturity period, most certificates have terms ranging from three to thirty-six months. Interest rates change and certificate owners can surrender their certificates without penalty at term end.

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

        The IDS Installment Certificate is an installment payment certificate that declares interest in advance for a three-month period and offers bonuses in the second through ninth years for regular investments.

        The IDS Stock Market Certificate is a single payment certificate that offers the certificate owner the opportunity to have all or part of his/her interest tied to stock market performance, as measured by a broad stock market index, with return of principal guaranteed by IDSC. The owner can also choose to earn a fixed rate of interest. This certificate is sold to clients of American Express Financial Advisors Inc. This certificate is marketed as the American Express Stock Market Certificate by AEBI and Coutts, under selling Agent Agreements with American Express Financial Advisors Inc., to AEBI's clients and certain of Coutts' clients, respectively, who are neither citizens nor residents of the United States.

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

        IDSC has filed a registration statement with the Securities and Exchange Commission for a proposed certificate called the IDS Market Strategy Certificate. This certificate would pay interest at a fixed rate or linked to one-year stock market performance as measured by a broad market index, for a series of one-year terms starting every month or at other intervals the owner selects.

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


The following table shows IDSC's certificate payments received and certificate surrenders for the three years ended December 31, 1997:

                                                                           1997            1996              1995
                                                                                      ($ in Millions)
Single Payment Certificates
     Non-Qualified

        Payments through:

          American Express Financial Advisors Inc.                        $ 860.2          $ 614.2          $1,090.0
          AEBI, AEB, and Coutts                                             483.5            304.9             429.4
        Surrenders through:

          American Express Financial Advisors Inc.                          733.3          1,062.9             662.0
          AEBI, AEB, and Coutts                                             287.5            297.4             292.0
     Qualified
        Payments through:

          American Express Financial Advisors Inc.                          135.4             99.9             236.0
        Surrenders through:
          American Express Financial Advisors Inc.                          141.0            165.4             205.5



Installment Payment Certificates

     Through American Express Financial Advisors Inc.

     Non-Qualified

       Payments                                                              99.5            108.3             109.5
       Surrenders                                                           103.2             98.0             112.4
     Qualified

       Payments                                                               1.4              1.7               1.9
       Surrenders                                                             2.6              2.6               4.8



        In 1997, approximately 33% of single payment certificate payments were through AEBI, AEB, and Coutts, and approximately 9% of single payment certificate payments and 1% of installment certificate payments were of tax-qualified certificates for use in IRAs, 401(k) plans and other qualified retirement plans.

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

      Various forward-looking statements have been made in this Form 10-K Annual Report. Forward-looking statements may also be made by IDSC in other documents. In addition, from time to time, IDSC through its management may make oral forward-looking statements. Forward-looking statements are subject to uncertainties that could cause actual results to differ materially from such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. IDSC undertakes no obligation to update publicly or revise any forward-looking statements.

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

Item 4. Submission of Matters to a Vote of Security Holders

        Item omitted pursuant to General Instructions I(2)(c) of Form 10-K.

                                             PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

        There is no market for the Registrant's common stock since it is a wholly owned subsidiary of American Express Financial Corporation and, indirectly, of American Express. Frequency and amount of cash dividends declared during the past two years are as follows:

        Dividend Payable Date

        For the year ended December 31, 1997:               $  NONE

        Dividend Payable Date

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
                                                            $65,000,000

        Restriction on the Registrant's present or future ability to pay dividends:

        Certain series of installment certificates outstanding provide that cash dividends may be paid by IDSC only in calendar years for which additional credits of at least 1/2 of 1% on such series of certificates have been authorized by IDSC. This restriction has been removed for 1998 and 1999 by IDSC's declaration of additional credits in excess of this requirement.

        Appropriated retained earnings resulting from the predeclaration of additional credits to IDSC's certificate owners are not available for the payment of dividends by IDSC. In addition, IDSC will discontinue issuance of certificates subject to the predeclaration of additional credits and will make no further predeclaration as to outstanding certificates if at any time the capital and unappropriated retained earnings of IDSC should be less than 5% of net certificate reserves (certificate reserves less certificate loans). At December 31, 1997, the capital and unappropriated retained earnings amounted to 5.46% of net certificate reserves.

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

Year Ended Dec. 31,                               1997      1996      1995      1994      1993

                                                                  ($ thousands)

Statement of Operations Data:

Investment income                             $258,232  $251,481  $256,913  $207,975  $236,859
Investment expenses                             70,137    62,851    62,817    58,690    65,404

Net investment income before provision for
  certificate reserves and income tax benefit  188,095   188,630   194,096   149,285   171,455
Net provision for certificate reserves         165,136   171,968   176,407   107,288   123,516

Net investment income before income
  tax benefit                                   22,959    16,662    17,689    41,997    47,939
Income tax benefit                               3,682     6,537     9,097     2,663     3,365

Net investment income                           26,641    23,199    26,786    44,660    51,304

Realized gain (loss) on investments - net:

Securities of unaffiliated issuers                 980      (444)      452    (7,514)   (9,870)
Other - unaffiliated                                -        101      (120)    1,638      (418)

Net realized gain (loss) on investments
  before income taxes                              980      (343)      332    (5,876)  (10,288)
Income tax (expense) benefit                      (343)      120      (117)    2,047     4,617

Net realized gain (loss) on investments            637      (223)      215    (3,829)   (5,671)
Net income - wholly owned subsidiary               328     1,251       373       241       120

Net income                                     $27,606   $24,227   $27,374   $41,072   $45,753


Cash dividends declared                            $-    $65,000       $-    $40,200   $64,500

Balance Sheet Data:

Total assets                               $4,053,648 $3,563,234 $3,912,131 $3,040,857 $2,951,405
Certificate loans                              37,098     43,509     51,147     58,203     67,429
Certificate reserves                        3,724,978  3,283,191  3,628,574  2,887,405  2,777,451
Stockholder's equity                          239,510    194,550    250,307    141,852    161,138


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

     During the year 1997, total assets and certificate reserves increased due to certificate sales exceeding certificate maturities and surrenders. The excess of certificate sales over maturities and surrenders resulted primarily from a special introductory offer of the 7- and 13-month term Flexible Savings certificate. The increase in total assets in 1997 reflects also, an increase of $27 million in net unrealized appreciation on investment securities classified as available for sale.

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

1997 Compared to 1996:

     Gross investment income increased 2.7% due primarily to a higher average balance of invested assets.

     Investment expenses increased 12% in 1997. The increase resulted primarily from higher amortization of premiums paid for index options of $4.4 million, higher distribution fees of $1.8 million and $3.2 million of interest expense on reverse repurchase and interest rate swap agreements entered into in 1997. These higher expenses were partially offset by $2.3 million lower amortization of premiums paid for interest rate caps, corridors and floors due primarily to the expiration of the cap and corridor agreements in 1996 and early 1997.

     Net provision for certificate reserves decreased 4.0% due primarily to the net of lower accrual rates and a higher average balance of certificate reserves during 1997.

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

     Certificate sales remained strong in 1997 reflecting clients' ongoing desire for safety of principal. Sales of certificates totaled $1.5 billion in 1997 compared to $1.0 billion in 1996 and $1.8 billion in 1995. The higher certificate sales in 1997 over 1996 resulted primarily from a special introductory promotion of IDSC's 7- and 13-month term Flexible Savings certificate which produced sales of $238 million. Certificate sales in 1997 benefited also, from higher sales of the Preferred Investors certificate of $113 million and sales of the Special Deposits certificate of $85 million. The Preferred Investors certificate was first offered for sale early in the last quarter of 1996. The Special Deposits certificate was first offered for sale to private banking clients of American Express Bank Ltd. in Hong Kong late in the third quarter of 1997. Certificate sales in 1995 benefited from a special introductory promotion of IDSC's 11-month term Flexible Savings certificate which produced sales of $562 million.

     The special promotion of the 7- and 13-month term Flexible Savings certificate was offered from Sept. 10, 1997 to Nov. 25, 1997, and applied only to sales of new certificate accounts during the promotion period. Certificates sold during the promotion period received a special interest rate, determined on a weekly basis, of one percentage point above the Bank Rate Monitor Top 25 Market Average(TM) of comparable length certificates of deposit.

 The special promotion of the 11-month term Flexible Savings certificate was offered from May 10, 1995 to July 3, 1995, and applied only to sales of new certificate accounts during the promotion period. Certificates sold during the promotion period received a special interest rate of 7.0% for the 11-month term.

     Certificate maturities and surrenders totaled $1.3 billion during 1997 compared to $1.7 billion in 1996 and $1.0 billion in 1995. The higher certificate maturities and surrenders in 1996 resulted primarily from $461 million of surrenders of the 11-month Flexible Savings certificate. The surrenders of the 11-month Flexible Savings certificate resulted primarily from lower accrual rates declared by IDSC at term renewal, reflecting interest rates available in the marketplace.

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

     Under  Statement  of  Financial   Accounting   Standards  (SFAS)  No.  115,
"Accounting for Certain Investments in Debt and Equity Securities", debt securities that IDSC has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities IDSC does not have the positive intent to hold to maturity, as well as all marketable equity securities, are classified as available for sale and carried at fair value. The available-for-sale classification does not mean that IDSC expects to sell these securities, but that under SFAS No. 115 positive intent criteria, these securities are available to meet possible liquidity needs should there be significant changes in market interest rates or certificate owner demand. See notes 1 and 3 to the financial statements for additional information relating to SFAS No. 115.

     At Dec. 31, 1997, securities classified as held to maturity and carried at amortized cost were $.8 billion. Securities classified as available for sale and carried at fair value were $2.9 billion. These securities, which comprise 92% of IDSC's total invested assets, are well diversified. Of these securities, 98% have fixed maturities of which 91% are of investment grade. Other than U.S. Government Agency mortgage-backed securities, no one issuer represents more than 1% of total securities. See note 3 to financial statements for additional information on ratings and diversification.

 During the year ended Dec. 31, 1997, IDSC sold held-to-maturity securities with an amortized cost and fair value of $33.0 million and $33.9 million, respectively. The securities were sold due to significant deterioration in the issuers' creditworthiness. During the same period in 1997, securities classified as available for sale were sold with an amortized cost and fair value of $161 million. The securities were sold in general management of the investment portfolio.

     There were no transfers of available-for-sale or held-to-maturity securities during the years ended Dec. 31, 1997 and 1996. During the year ended Dec. 31, 1995, investment securities, primarily municipal bonds, with an amortized cost and fair value of $112 million and $117 million, respectively, were reclassified from held to maturity to available for sale. The reclassification was made on Dec. 4, 1995, as a result of IDSC adopting the FASB Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities".

Market risk and derivative financial instruments:

     The sensitivity analysis of two different tests of market risk discussed below estimate the effects of hypothetical sudden and sustained changes in the applicable market conditions on the ensuing one year's earnings. The market changes, assumed to occur as of Dec. 31, 1997, are a 100 basis point increase in market interest rates and a 10% decline in a major stock market index. Computation of the prospective effects of hypothetical interest rate and major stock market index changes are based on numerous assumptions, including relative levels of market interest rates and the major stock market index level, as well as the levels of assets and liabilities. The hypothetical changes and assumptions will be different than what actually occurs in the future. Furthermore, the computations do not anticipate actions that may be taken by management if the hypothetical market changes actually occurred over time. As a result, actual earnings affects in the future will differ from those quantified below.

     IDSC primarily invests in intermediate-term and long-term fixed income securities to provide its certificate owners with a competitive rate of return on their certificates while managing risk. These investment securities provide IDSC with a historically dependable and targeted margin between the interest rate earned on investments and the interest rate credited to certificate owners' accounts. IDSC does not invest in securities to generate trading profits for its own account.

     IDSC's Investment Committee, which comprises senior business managers, meets regularly to review models projecting different interest rate scenarios and their impact on IDSC's profitability. The committee's objective is to structure IDSC's portfolio of investment securities based upon the type and behavior of the certificates in the certificate reserve liabilities, to achieve targeted levels of profitability and meet certificate contractual obligations

     Rates credited to certificate owners' accounts are generally reset at shorter intervals than the maturity of underlying investments. Therefore, IDSC's margins may be negatively impacted by increases in the general level of interest rates. Part of the committee's strategies include the purchase of derivatives, such as interest rate caps, corridors, floors and swaps, for hedging purposes. On a certain series of certificates, interest is credited to the certificate owners' accounts based upon the relative change in a major stock market index between the beginning and end of the certificates' term. As a means of hedging its obligations under the provisions of these certificates, the committee purchases and writes call options on the major stock market index. See note 9 to the financial statements for additional information regarding derivative financial instruments.

     The negative impact on IDSC's earnings of the 100 basis point increase in interest rates described above would be approximately $5.9 million pretax. It assumes repricings and customer behavior based on the application of proprietary models to the book of business at Dec. 31, 1997. The 10% decrease in a major stock market index level would have a minimal impact on IDSC's earnings because the income effect is a decrease in option income and a corresponding decrease in interest credited to the Stock Market certificate owners' accounts.

Year 2000 Issue:

     The Year 2000 issue is the result of computer programs having been written using two digits rather than four to define a year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This could result in the failure of major systems or miscalculations, which could have a material impact on the operations of IDSC. All of the systems used by IDSC are maintained by its Parent and are utilized by multiple subsidiaries and affiliates of the Parent. IDSC's business is heavily dependent upon the Parent's computer systems, and has significant interactions with systems of third parties.

     A comprehensive review of the Parent's computer systems and business processes, including those specific to IDSC, has been conducted to identify the major systems that could be affected by the Year 2000 issue. Steps are being taken to resolve any potential problems including modification to existing software and the purchase of new software. These measures are scheduled to be completed and tested on a timely basis. The Parent's goal is to complete internal remediation and testing of each system by the end of 1998 and to continue compliance efforts through 1999.

     The Parent is evaluating the Year 2000 readiness of advisors and other third parties whose system failures could have an impact on IDSC's operations. The potential materiality of any such impact is not known at this time.

Ratios:

     The ratio of stockholder's equity, excluding net unrealized holding gains on investment securities, to total assets less certificate loans and net unrealized holding gains on investment securities at Dec. 31, 1997 and 1996 was 5.2%. IDSC's current regulatory requirement is a ratio of 5.0%.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Although Registrant is not required to provide this information, Registrant has elected to disclose the information in its Managements discussion and analysis of financial condition and results of operation. See Item 7.

Item 8. Financial Statements and Supplementary Data

        1.  Financial Statements and Schedules Required under Regulation S-X

Index to Financial Statements and Schedules

                                                                                          Page

Financial Statements:
        Responsibility for Preparation of Financial Statements                             24
        Report of Independent Auditors                                                     25
        Balance Sheets, Dec. 31, 1997 and 1996                                           26 - 27
        Statements of Operations, year ended Dec. 31, 1997, 1996 and 1995                28 - 29
        Statements of Stockholder's Equity, year ended Dec. 31, 1997, 1996 and 1995        30
        Statements of Cash Flows, year ended Dec. 31, 1997, 1996 and 1995                31 - 32
        Notes to Financial Statements                                                    33 - 51

Schedules:

I   - Investments in Securities of Unaffiliated  Issuers,  Dec. 31, 1997

II  - Investments in and Advances to Affiliates and Income Thereon,

           Dec. 31, 1997, 1996, and 1995

III - Mortgage Loans on Real Estate and Interest earned on Mortgages, year ended Dec. 31, 1997

V   - Qualified Assets on Deposit, Dec. 31, 1997

VI  - Certificate Reserves, year ended Dec. 31, 1997

VII - Valuation and Qualifying Accounts, year ended Dec. 31, 1997, 1996 and 1995

      Schedule III and Schedule VI for the year ended Dec. 31, 1996, and
      Schedule VI for the year ended Dec. 31, 1995, are included in Registrant's Annual Reports on Form 10-K for the fiscal years ended Dec. 31, 1996 and Dec. 31, 1995, respectively, Commission file 2-23772, and are incorporated herein by reference.

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

        3.  Exhibits.

     (3)a.  Certificate  of  Incorporation,   dated  December  31,  1977,  filed
     electronically as Exhibit 3(a) to Post-Effective Amendment No. 10 to Registration Statement No. 2-89507, is incorporated herein by reference.

     (3)b. Certificate of Amendment, dated April 2, 1984, filed electronically as Exhibit 3(b) to Post-Effective Amendment No. 10 to Registration Statement No.2-89507, is incorporated herein by reference.

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

     (24)a. Officers' Power of Attorney dated May 17, 1994, filed electronically as Exhibit 25(a) to Post-Effective Amendment No. 37 to Registration Statement No. 2-55252, is incorporated herein by reference.

     (24)b. Directors' Power of Attorney dated February 29, 1996, filed electronically as Exhibit 24(b) to Post-Effective Amendment No. 39 to Registration Statement No. 2-55252, is incorporated herein by reference.

     (24)c. Officers' Power of Attorney dated February 17, 1998, filed electronically as Exhibit 24(c) to Post-Effective Amendment No. 42 to Registration Statement No. 2-55252, is incorporated herein by reference.

     (b) Reports on Form 8-K filed during the last quarter of the period covered by this report:

        None

                                            SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT                                  IDS Certificate Company

                                            /s/ Stuart A. Sedlacek

BY                                          BRUCE A. KOHN
NAME AND TITLE                              Stuart A. Sedlacek, * President
DATE                                        March 30, 1998

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


BY                       BRUCE A. KOHN


NAME AND TITLE           Stuart A. Sedlacek, * * * President and Director
                         (Principal Executive Officer)
DATE                     March 30, 1998

BY                       BRUCE A. KOHN
NAME AND TITLE           Jeffrey S. Horton, *** Vice President and Treasurer
                         (Principal Financial Officer)
DATE                     March 30, 1998

BY                       BRUCE A. KOHN
NAME AND TITLE           Jay C. Hatlestad, * Vice President and Controller
                         (Principal Accounting Officer)
DATE                     March 30, 1998

BY                       BRUCE A. KOHN
NAME AND TITLE           David R. Hubers, * * Director
DATE                     March 30, 1998

BY                       BRUCE A. KOHN
NAME AND TITLE           Charles W. Johnson, * * Director
DATE                     March 30, 1998

BY                       BRUCE A. KOHN
NAME AND TITLE           Richard W. Kling, * * Chairman of the Board
                         of Directors and Director
DATE                     March 30, 1998

BY                       BRUCE A. KOHN
NAME AND TITLE           Edward Landes, * * Director
DATE                     March 30, 1998

BY                       BRUCE A. KOHN
NAME AND TITLE           John V. Luck, * * Director
DATE                     March 30, 1998

BY                       BRUCE A. KOHN
NAME AND TITLE           James A. Mitchell, * * Director
DATE                     March 30, 1998

BY                       BRUCE A. KOHN
NAME AND TITLE           Harrison Randolph, * * Director
DATE                     March 30, 1998

BY                       BRUCE A. KOHN
NAME AND TITLE           Gordon H. Ritz, * * Director
DATE                     March 30, 1998

     * Signed pursuant to Officers' Power of Attorney dated May 17, 1994,  filed
electronically  as  Exhibit  25(a)  to   Post-Effective   Amendment  No.  37  to
Registration Statement No. 2-55252, incorporated herein by reference.

________________________________________________________________________________
Bruce A. Kohn

     * * Signed pursuant to Directors' Power of Attorney dated February 29, 1996, filed electronically as Exhibit 24(b) to Post-Effective Amendment No. 39 to Registration Statement No. 2-55252, incorporated herein by reference.

________________________________________________________________________________
Bruce A. Kohn

     * * * Signed pursuant to Officers' Power of Attorney dated February 17, 1998, filed electronically as Exhibit 24(c) to Post-Effective Amendment No. 42 to Registration Statement No. 2-5252, incorporated herein by reference.

________________________________________________________________________________
Bruce A. Kohn

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

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Security Holders
IDS Certificate Company:

We have audited the accompanying balance sheets of IDS Certificate Company, a wholly owned subsidiary of American Express Financial Corporation, as of December 31, 1997 and 1996, and the related statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the index at Item 8. These financial statements and schedules are the responsibility of the management of IDS Certificate Company. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 1997 and 1996, by correspondence with custodians and brokers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IDS Certificate Company at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                                        ERNST & YOUNG LLP
                                                        Minneapolis, Minnesota
                                                        February 5, 1998


Balance Sheets, Dec. 31,

Assets

Qualified Assets (note 2)                                             1997      1996
                                                                 ($ thousands)

Investments in unaffiliated issuers (notes 3, 4 and 10):

  Cash and cash equivalents                                            $-   $111,331
  Held-to-maturity securities                                      758,143   863,921
  Available-for-sale securities                                  2,911,524 2,212,968
  First mortgage loans on real estate                              212,433   218,697
  Certificate loans - secured by certificate reserves               37,098    43,509
Investments in and advances to affiliates                            6,772     6,444

Total investments                                                3,925,970 3,456,870

Receivables:

  Dividends and interest                                            48,817    44,013
  Investment securities sold                                         1,635       654

Total receivables                                                   50,452    44,667

Other (notes 9 and 10)                                              56,127    36,164

Total qualified assets                                           4,032,549 3,537,701

Other Assets

Deferred distribution fees and other                                21,099    25,533

Total assets                                                    $4,053,648 $3,563,234

See notes to financial statements.


Balance Sheets, Dec. 31, (continued)

Liabilities and Stockholder's Equity

Liabilities                                                           1997      1996
                                                                 ($ thousands)
Certificate Reserves (notes 5 and 10):
  Installment certificates:

    Reserves to mature                                            $343,219  $344,344
    Additional credits and accrued interest                         19,554    21,931
    Advance payments and accrued interest                              968     1,198
    Other                                                               56        55
  Fully paid certificates:

    Reserves to mature                                           3,186,191 2,747,690
    Additional credits and accrued interest                        174,699   167,673
  Due to unlocated certificate holders                                 291       300

Total certificate reserves                                       3,724,978 3,283,191

Accounts Payable and Accrued Liabilities:

  Due to Parent (note 7A)                                            1,639     1,424
  Due to Parent for federal income taxes                               495     1,737
  Due to affiliates (note 7B, 7C and 7D)                               331       279
  Reverse repurchase agreements                                     22,000        -
  Payable for investment securities purchased                       19,601    61,979
  Accounts payable, accrued expenses and other (notes 9 and 10)     29,919    11,977

Total accounts payable and accrued liabilities                      73,985    77,396

Deferred federal income taxes (note 8)                              15,175     8,097

Total liabilities                                                3,814,138 3,368,684

Commitments (note 4)

Stockholder's Equity (notes 5B, 5C, and 6):

Common stock, $10 par - authorized and issued 150,000 shares         1,500     1,500
Additional paid-in capital                                         143,844   143,844
Retained earnings:

  Appropriated for predeclared additional credits/interest           6,375    11,989
  Appropriated for additional interest on advance payments              50        50
  Unappropriated                                                    55,948    22,728
Unrealized holding gains on investment

  securities - net (note 3A)                                        31,793    14,439

Total stockholder's equity                                         239,510   194,550

Total liabilities and stockholder's equity                      $4,053,648 $3,563,234

See notes to financial statements.


Statements of Operations

Year ended Dec. 31,                                         1997      1996      1995
                                                                 ($ thousands)
Investment Income:

Interest income from investments:
  Bonds and notes:

    Unaffiliated issuers                                $191,190  $184,653  $181,902
  Mortgage loans on real estate:
    Unaffiliated                                          18,053    19,583    22,171
    Affiliated                                                -         36        56
  Certificate loans                                        2,200     2,533     2,963
Dividends                                                 44,543    44,100    48,614
Other                                                      2,246       576     1,207

Total investment income                                  258,232   251,481   256,913

Investment Expenses:

Parent and affiliated company fees (note 7):

  Distribution                                            34,507    32,732    33,977
  Investment advisory and services                        17,233    16,989    16,472
  Depositary                                                 238       228       242
Options (note 9)                                          14,597    10,156     8,038
Interest rate caps, corridors and floors (note 9)             35     2,351     3,725
Reverse repurchase agreements                              1,217        -         -
Interest rate swap agreements (note 9)                     1,956        -         -
Other                                                        354       395       363

Total investment expenses                                 70,137    62,851    62,817

Net investment income before provision
  for certificate reserves and income tax benefit       $188,095  $188,630  $194,096

See notes to financial statements.



Statements of Operations (continued)

Year ended Dec. 31,                                         1997      1996      1995
                                                                 ($ thousands)
Provision for Certificate  Reserves  (notes 5 and 9):
According to the terms of the certificates:

  Provision for certificate reserves                      $9,796   $10,445   $11,009
  Interest on additional credits                           1,244     1,487     2,300
  Interest on advance payments                                50        61        73
Additional credits/interest authorized by IDSC:

  On fully paid certificates                             150,752   155,411   157,857
  On installment certificates                              4,323     5,637     6,288

Total provision for certificate reserves before reserve
  recoveries                                             166,165   173,041   177,527
Reserve recoveries from terminations
 prior to maturity                                        (1,029)   (1,073)   (1,120)

Net provision for certificate reserves                   165,136   171,968   176,407

Net investment income before income tax benefit           22,959    16,662    17,689
Income tax benefit (note 8)                                3,682     6,537     9,097

Net investment income                                     26,641    23,199    26,786

Realized gain (loss) on investments - net:

  Securities of unaffiliated issuers                         980      (444)      452
  Other-unaffiliated                                          -        101      (120)

Net realized gain (loss) on investments before income taxes  980      (343)      332

Income tax (expense) benefit (note 8):

  Current                                                   (304)      772       160
  Deferred                                                   (39)     (652)     (277)

Total income tax (expense) benefit                          (343)      120      (117)

Net realized gain (loss) on investments                      637      (223)      215

Net income - wholly owned subsidiary                         328     1,251       373

Net income                                               $27,606   $24,227   $27,374

See notes to financial statements.



Statements of Stockholder's Equity

Year ended Dec. 31,                                         1997      1996      1995
                                                                 ($ thousands)

Common Stock:

Balance at beginning and end of year                      $1,500    $1,500    $1,500

Additional Paid-in Capital:

Balance at beginning of year                            $143,844  $168,844  $140,344
Contribution from Parent                                      -         -     28,500
Cash dividends declared                                       -    (25,000)       -

Balance at end of year                                  $143,844  $143,844  $168,844

Retained Earnings:

Appropriated for predeclared additional credits/interest (note 5B):
Balance at beginning of year                             $11,989   $18,878   $18,398
Transferred (to) from unappropriated retained earnings    (5,614)   (6,889)      480

Balance at end of year                                    $6,375   $11,989   $18,878

Appropriated for additional interest on advance payments (note 5C):
Balance at beginning and end of year                         $50       $50       $50

Unappropriated (note 6):

Balance at beginning of year                             $22,728   $31,612    $4,718
Net income                                                27,606    24,227    27,374
Transferred from (to) appropriated retained earnings       5,614     6,889      (480)
Cash dividends declared                                       -    (40,000)       -

Balance at end of year                                   $55,948   $22,728   $31,612

Unrealized holding gains and losses on investment securities net (notes 1 and 3A):

Balance at beginning of year                             $14,439   $29,423  ($23,158)
Change during year                                        17,354   (14,984)   52,581

Balance at end of year                                   $31,793   $14,439   $29,423

Total stockholder's equity                              $239,510  $194,550  $250,307

See notes to financial statements.




Statements of Cash Flows

Year ended Dec. 31,                                               1997      1996        1995
                                                                        ($ thousands)
Cash flows from operating activities:

Net income                                                     $27,606   $24,227     $27,374
Adjustments to reconcile net income to net
cash provided by operating activities:

  Net income of wholly owned subsidiary                           (328)   (1,251)       (373)
  Net provision for certificate reserves                       165,136   171,968     176,407
  Interest income added to certificate loans                    (1,414)   (1,631)     (1,902)
  Amortization of premiums/discounts-net                        15,484    14,039      19,232
  Provision for deferred federal income taxes                   (2,266)   (1,124)     (2,652)
  Net realized (gain) loss on investments before income taxes     (980)      343        (332)
  (Increase) decrease in dividends and interest receivable      (4,804)    5,619      (7,371)
  Decrease (increase) in deferred distribution fees              4,434     2,761      (1,144)
  Decrease in other assets                                          -         -          466
  Increase (decrease) in other liabilities                         443      (679)     (1,549)

Net cash provided by operating activities                      203,311   214,272     208,156

Cash flows from investing activities:
Maturity and redemption of investments:

  Held-to-maturity securities                                   76,678   163,066     315,766
  Available-for-sale securities                                408,019   537,565     325,521
  Other investments                                             79,929    52,189      46,004
Sale of investments:
  Held-to-maturity securities                                   33,910    24,984      22,305
  Available-for-sale securities                                160,207   356,194      48,372
  Other investments                                                 -        385          21
Certificate loan payments                                        4,814     6,003       6,061
Purchase of investments:
  Held-to-maturity securities                                   (4,565)  (49,984)   (208,140)
  Available-for-sale securities                             (1,283,620) (617,138) (1,397,983)
  Other investments                                            (62,831)  (28,617)    (17,234)
Certificate loan fundings                                       (5,021)   (5,288)     (7,776)

Net cash (used in) provided by investing activities          ($592,480) $439,359   ($867,083)

See notes to financial statements.



Statements of Cash Flows (continued)

Year ended Dec. 31,                                         1997      1996      1995
                                                                 ($ thousands)

Cash flows from financing activities:

Payments from certificate owners                      $1,580,013  $1,129,023  $1,577,884
Capital contribution from Parent                              -         -         28,500
Proceeds from reverse repurchase agreements              433,000        -           -
Certificate maturities and cash surrenders            (1,324,175) (1,663,196) (1,030,712)
Payments under reverse repurchase agreements            (411,000)       -           -
Dividends paid                                                -      (65,000)       -

Net cash provided by (used in) financing activities      277,838    (599,173)    575,672

Net (decrease) increase in cash and cash equivalents    (111,331)     54,458     (83,255)
Cash and cash equivalents beginning of year              111,331      56,873     140,128

Cash and cash equivalents end of year                        $-     $111,331     $56,873


Supplemental disclosures including non-cash transactions:

Cash (paid) received for income taxes                      ($104)     $7,195      $6,854
Certificate maturities and surrenders through
  loan reductions                                          8,032       8,554      10,673

See notes to financial statements.

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

     IDSC currently offers eight types of certificates with specified maturities ranging from ten to twenty years. Within their specified maturity, most certificates have interest rate terms of one to thirty-six months. In addition, one type of certificate has interest tied, in whole or in part, to any upward movement in a broad-based stock market index. Except for two types of certificates, all of the certificates are available as qualified investments for Individual Retirement Accounts or 401(k) plans and other qualified retirement plans.

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

Basis of financial statement presentation

     The accompanying financial statements are presented in accordance with generally accepted accounting principles. IDSC uses the equity method of accounting for its wholly owned unconsolidated subsidiary, which is the method prescribed by the Securities and Exchange Commission (SEC) for non-investment company subsidiaries of issuers of face-amount certificates. Certain amounts from prior years have been reclassified to conform to the current year presentation.

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

Notes to Financial Statements ($ in thousands unless indicated otherwise)

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

Notes to Financial Statements ($ in thousands unless indicated otherwise)

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

Deferred distribution fee expense

     On certain series of certificates, distribution fees are deferred and amortized over the estimated lives of the related certificates, which is approximately 10 years. Upon surrender prior to maturity, unamortized deferred distribution fees are recognized in expense and any related surrender charges are recognized as a reduction in provision for certificate reserves.

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

2. Deposit of assets and maintenance of qualified assets

     A) Under the provisions of its certificates and the 1940 Act, IDSC was required to have qualified assets (as that term is defined in Section 28(b) of the 1940 Act) in the amount of $3,694,204 and $3,259,260 at Dec. 31, 1997 and
1996, respectively. IDSC had qualified assets of $3,964,036 at Dec. 31, 1997 and $3,453,508 at Dec. 31, 1996, excluding net unrealized appreciation on available-for-sale securities of $48,912 and $22,214 at Dec. 31, 1997 and 1996, respectively and payable for securities purchased of $19,601 and $61,979 at Dec. 31, 1997 and 1996, respectively.

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

Notes to Financial Statements ($ in thousands unless indicated otherwise)

     B) Pursuant to provisions of the certificates, the 1940 Act, the central depositary agreement and to requirements of various states, qualified assets of IDSC were deposited as follows:

                                             Dec. 31, 1997

                                              Required
                                    Deposits  deposits   Excess

Deposits to meet certificate
liability requirements:

States                                  $363       $328       $35
Central Depositary                 3,826,505  3,650,121   176,384

Total                             $3,826,868 $3,650,449  $176,419

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

     The assets on deposit at Dec. 31, 1997 and 1996 consisted of securities having a deposit value of $3,580,866 and $3,117,715, respectively; mortgage loans of $212,433 and $218,697, respectively; and other assets of $33,569 and $18,991, respectively.

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

Notes to Financial Statements ($ in thousands unless indicated otherwise)

     The following is a summary of securities held to maturity and securities available for sale at Dec. 31, 1997 and Dec. 31, 1996.

                                                    Dec. 31, 1997
                                                         Gross     Gross
                                   Amortized   Fair   unrealized  unrealized
                                      cost     value     gains     losses

HELD TO MATURITY

U.S. Government and
  agencies obligations                  $363      $369        $6       $-
Mortgage-backed securities            29,340    29,969       629        -
Corporate debt securities            242,050   248,455     6,493        88
Stated maturity preferred stock      486,390   505,522    19,332       200

                                    $758,143  $784,315   $26,460      $288
AVAILABLE FOR SALE

Mortgage-backed securities        $1,251,283 $1,274,417   $23,336      $202
State and municipal obligations       41,116     42,526     1,410        -
Corporate debt securities          1,417,668  1,438,640    22,636     1,664
Stated maturity preferred stock       63,214     64,444     1,284        54
Perpetual preferred stock             88,726     91,497     2,771        -
Common stock                             605         -         -        605

                                  $2,862,612 $2,911,524   $51,437    $2,525

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

Notes to Financial Statements ($ in thousands unless indicated otherwise)

     The amortized cost and fair value of securities held to maturity and available for sale, by contractual maturity, at Dec. 31, 1997, are shown below. Cash flows will differ from contractual maturities because issuers may have the right to call or prepay obligations.


                                                       Amortized    Fair
                                                          cost     value

HELD TO MATURITY
Due within 1 year                                        $78,343   $78,991
Due after 1 through 5 years                              381,844   393,317
Due after 5 years through 10 years                       168,247   175,540
Due after 10 years                                       100,369   106,498
                                                         728,803   754,346

Mortgage-backed securities                                29,340    29,969

                                                        $758,143  $784,315

AVAILABLE FOR SALE

Due within 1 year                                        $53,744   $54,074
Due after 1 through 5 years                              785,191   794,535
Due after 5 years through 10 years                       469,792   480,813
Due after 10 years                                       213,271   216,188
                                                       1,521,998 1,545,610

Mortgage-backed securities                             1,251,283 1,274,417
Perpetual preferred stock                                 88,726    91,497
Common stock                                                 605        -

                                                      $2,862,612 $2,911,524


     During the years ended Dec. 31, 1997 and 1996, there were no securities classified as trading securities.

     The proceeds from sales of available-for-sale securities and the gross realized gains and gross realized losses on those sales during the years ended Dec. 31, 1997, 1996 and 1995, were as follows:

                                                1997      1996      1995
Proceeds                                      $161,188  $313,976   $83,970
Gross realized gains                             1,292       456        36
Gross realized losses                            1,637     5,836     1,854


     Sales  of   held-to-maturity   securities,   due  to   significant   credit
deterioration, during the years ended Dec. 31, 1997, 1996 and 1995, were as follows:

                                                1997      1996      1995
Amortized cost                                 $32,969   $22,297   $22,782
Gross realized gains                             1,621     3,200         2
Gross realized losses                              680       513       479


Notes to Financial Statements ($ in thousands unless indicated otherwise)

     During the years ended Dec. 31, 1997 and 1996, no securities were reclassified from held to maturity to available for sale. During the year ended Dec. 31, 1995, securities with an amortized cost and fair value of $111,967 and $116,882, respectively, were reclassified from held to maturity to available for sale. The reclassification was made on Dec. 4, 1995, as a result of adopting the FASB Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities".

     B) Investments in securities with fixed maturities comprised 89% and 85% of IDSC's total invested assets at Dec. 31, 1997 and 1996, respectively. Securities are rated by Moody's and Standard & Poors (S&P), or by Parent's internal analysts, using criteria similar to Moody's and S&P, when a public rating does not exist. A summary of investments in securities with fixed maturities by rating of investment is as follows:

Rating                                1997      1996
Aaa/AAA                                 44%       41%
Aa/AA                                    1         1
Aa/A                                     1         1
A/A                                     14        20
A/BBB                                    6         6
Baa/BBB                                 25        24
Below investment grade                   9         7
                                       100%      100%

     Of the securities rated Aaa/AAA, 83% at Dec. 31, 1997 and 87% at Dec. 31, 1996 are U.S. Government Agency mortgage-backed securities that are not rated by a public rating agency. Approximately 9% at Dec. 31, 1997 and 11% at Dec. 31, 1996 of other securities with fixed maturities are rated by Parent's internal analysts. At Dec. 31, 1997 and 1996 no one issuer, other than U.S. Government Agency mortgage-backed securities, is greater than 1% of IDSC's total investment in securities with fixed maturities.

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

     In the event IDSC were to be deemed to be a distributor of the restricted securities, it is possible that IDSC would be required to bear the costs of registering those securities under the Securities Act of 1933, although in most cases such costs would be incurred by the issuer of the restricted securities.

Notes to Financial Statements ($ in thousands unless indicated otherwise)

4. Investments in first mortgage loans on real estate

     At Dec. 31, 1997 and 1996, IDSC's recorded investment in impaired mortgage loans was $363 and $847, respectively, and the reserve for loss on those amounts was $261 and $611, respectively. During 1997, 1996 and 1995, the average recorded investment in impaired mortgage loans was $743, $925 and $1,052, respectively.

     IDSC recognized $37, $88 and $53 of interest income related to impaired mortgage loans for the years ended Dec. 31, 1997, 1996 and 1995, respectively.

     During the years ended Dec. 31, 1997, 1996 and 1995, there were no changes in the reserve for loss on mortgage loans of $611.

     At Dec. 31, 1997 and 1996, approximately 5% and 6%, respectively, of IDSC's invested assets were first mortgage loans on real estate. A summary of first mortgage loans by region and type of real estate is as follows:


Region                                    1997       1996
South Atlantic                              23%        22%
West North Central                          21         17
East North Central                          18         21
Mountain                                    13         15
Middle Atlantic                             11         14
West South Central                           6          5
New England                                  5          3
Pacific                                      3          3

                                           100%       100%

Property Type                             1997       1996

Retail/shopping centers                     31%        36%
Apartments                                  23         33
Office buildings                            20          9
Industrial buildings                        17         13
Other                                        9          9

                                           100%       100%

Notes to Financial Statements ($ in thousands unless indicated otherwise)

     The carrying amounts and fair values of first mortgage loans on real estate are as follows at Dec. 31. The fair values are estimated using discounted cash flow analysis, using market interest rates currently being offered for loans with similar maturities.

                                   Dec. 31, 1997       Dec. 31, 1996

                                    Carrying    Fair    Carrying    Fair
                                     amount    value     amount    value

First mortgage loans on real estate $213,044  $216,951  $219,308  $221,253
Reserve for losses                      (611)       -       (611)       -

Net first mortgage loans on
real estate                         $212,433  $216,951  $218,697  $221,253

     At Dec. 31, 1997 and 1996, commitments for fundings of first mortgage loans, at market interest rates, aggregated $9,375 and $9,300, respectively. IDSC employs policies and procedures to ensure the creditworthiness of the borrowers and that funds will be available on the funding date. IDSC's loan fundings are restricted to 80% or less of the market value of the real estate at the time of the loan funding. Management believes there is no fair value for these commitments.

5.  Certificate reserves

     Reserves maintained on outstanding certificates have been computed in accordance with the provisions of the certificates and Section 28 of the 1940 Act. The average rates of accumulation on certificate reserves at Dec. 31, 1997 and 1996 were:
                                                            1997

                                                          Average      Average
                                             Reserve       gross      additional
                                             balance    accumulation    credit
                                                            rate         rate
Installment certificates:

Reserves to mature:
  With guaranteed rates                        $24,316       3.50        1.35%
  Without guaranteed rates (A)                 318,903         -         2.96
Additional credits and accrued interest         19,554       3.17          -
Advance payments and accrued interest (C)          968       3.17        1.68
Other                                               56                     -
Fully paid certificates:
Reserves to mature:
  With guaranteed rates                        165,258       3.21        1.83
  Without guaranteed rates (A) and (D)       3,020,933         -         5.03
Additional credits and accrued interest        174,699       3.21          -
Due to unlocated certificate holders               291         -           -

                                            $3,724,978

Notes to Financial Statements ($ in thousands unless indicated otherwise)

                                                            1996

                                                          Average      Average
                                             Reserve       gross      additional
                                             balance    accumulation    credit
                                                            rate         rate

Installment certificates:

Reserves to mature:
  With guaranteed rates                        $32,512       3.50        1.35%
  Without guaranteed rates (A)                 311,832          -        2.97
Additional credits and accrued interest         21,931       3.14           -
Advance payments and accrued interest            1,198       3.15        1.70
Other                                               55          -           -
Fully paid certificates:
Reserves to mature:
  With guaranteed rates                        187,272       3.23        1.79
  Without guaranteed rates (A) and (D)       2,560,418          -        5.03
Additional credits and accrued interest        167,673       3.23           -
Due to unlocated certificate holders               300          -           -

                                            $3,283,191

     A) There is no minimum rate of accrual on these reserves. Interest is declared periodically, quarterly or annually, in accordance with the terms of the separate series of certificates.

     B) On certain series of single payment certificates, additional interest is predeclared for periods greater than one year. At Dec. 31, 1997, $6,375 of retained earnings had been appropriated for the predeclared additional interest, which represents the difference between certificate reserves on these series, calculated on a statutory basis, and the reserves maintained per books.

     C) Certain series of installment certificates guarantee accrual of interest on advance payments at an average of 3.17%. IDSC has increased the rate of accrual to 4.85% through April 30, 1999. An appropriation of retained earnings amounting to $50 has been made, which represents the estimated additional accrual that will result from the increase granted by IDSC.

     D) IDS Stock Market Certificate enables the certificate owner to participate in any relative rise in a major stock market index without risking loss of principal. Generally the certificate has a term of 12 months and may continue for up to 14 successive terms. The reserve balance at Dec. 31, 1997 and 1996 was $416,485 and $309,570, respectively.

     E) The carrying amounts and fair values of certificate reserves consisted of the following at Dec. 31, 1997 and 1996. Fair values of certificate reserves with interest rate terms of one year or less approximated the carrying values less any applicable surrender charges.

Notes to Financial Statements ($ in thousands unless indicated otherwise)

     The fair values for other certificate reserves are determined by a discounted cash flow analysis using interest rates currently offered for certificates with similar remaining terms, less any applicable surrender charges.

                                                     1997                1996

                                              Carrying    Fair    Carrying    Fair
                                               amount    value     amount    value

Reserves with terms of one year or less       $3,186,971 $3,185,396 $2,637,144 $2,635,835
Other                                            538,007    551,988    646,047    673,772

Total certificate reserves                     3,724,978  3,737,384  3,283,191  3,309,607
Unapplied certificate transactions                   868        868      1,217      1,217
Certificate loans and accrued interest           (37,495)   (37,495)   (43,980)   (43,980)

Total                                         $3,688,351 $3,700,757 $3,240,428 $3,266,844

6.  Dividend restriction

     Certain series of installment certificates outstanding provide that cash dividends may be paid by IDSC only in calendar years for which additional credits of at least one-half of 1% on such series of certificates have been authorized by IDSC. This restriction has been removed for 1998 and 1999 by IDSC's declaration of additional credits in excess of this requirement.

7. Fees paid to Parent and affiliated companies ($ not in thousands)

     A) The basis of computing fees paid or payable to Parent for investment advisory and other general and administrative services is:

     The investment advisory and services agreement with Parent provides for a graduated scale of fees equal on an annual basis to 0.750% on the first $250 million of total book value of assets of IDSC, 0.650% on the next $250 million, 0.550% on the next $250 million, 0.500% on the next $250 million and 0.107% on the amount in excess of $1 billion. Effective Jan. 1, 1998, the fee on the amount in excess of $1 billion was changed from 0.450% to 0.107%. The fee is payable monthly in an amount equal to one-twelfth of each of the percentages set forth above. Excluded from assets for purposes of this computation are first mortgage loans, real estate and any other asset on which IDSC pays an outside service fee.

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

Notes to Financial Statements ($ in thousands unless indicated otherwise)

     From time to time, IDSC may sponsor or participate in sales promotions involving one or more of the certificates and their respective terms. These promotions may offer a special interest rate to attract new clients or retain existing clients. To cover the cost of these promotions, distribution fees paid to American Express Financial Advisors may be lowered. For the promotion of IDSC's 7-month and 13-month term Flexible Savings certificate which occurred Sept. 10, 1997 to Nov. 25, 1997, the distribution fee for sales of these certificates was lowered to 0.067%.

     The aggregate fees payable under the agreements per $1,000 face amount of installment certificates and a summary of the periods over which the fees are payable are:

                                                                  Number of
                                                                 certificate
                                                                  years over
                                   Aggregate fees payable          which
                                                                 subsequent
                                             First     Subsequent years' fees
                                   Total     year      years     are payable

On sales effective April 30, 1997  $25.00    $ 2.50    $22.50            9

On sales prior to April 30, 1997(a) 30.00      6.00     24.00            4

     (a) At the end of the sixth through the 10th year, an additional fee of 0.5% is payable on the daily average balance of the certificate reserve maintained during the sixth through the 10th year, respectively.

     Effective April 30, 1997, fees on Cash Reserve and Flexible Savings Certificates are paid at a rate of 0.20% of the purchase price at the time of issuance and 0.20% of the reserves maintained for these certificates at the beginning of the second and subsequent quarters from issue date. For certificates sold prior to April 30, 1997, fees were paid at a rate of 0.25% of the purchase price at the time of issuance and are paid at the rate of 0.25% of the reserves maintained for these certificates at the beginning of the second and subsequent quarters from issue date.

     Fees on the Future Value Certificate were paid at the rate of 5% of the purchase price at time of issuance. Effective May 1, 1997, the Future Value Certificate is no longer being offered for sale.

     Fees on the Investors Certificate are paid at an annualized rate of 1% of the reserves maintained for the certificates. Fees are paid at the end of each term on certificates with a one, two or three-month term. Fees are paid each quarter from date of issuance on certificates with a six, 12, 24 or 36-month term.

Notes to Financial Statements ($ in thousands unless indicated otherwise)

     Fees on the Preferred Investors Certificate are paid at an annualized rate of 0.66% of the reserves maintained for the certificates. Fees are paid at the end of each term on certificates with a one, two or three-month term. Fees are paid each quarter from date of issuance on certificates with a six, 12, 24 or 36-month term.

     Effective April 30, 1997, fees on the IDS and American Express Stock Market Certificates are paid at the rate of 0.70% of the purchase price on the first day of the certificate's term and 0.70% of the reserves maintained for these certificates at the beginning of each subsequent term. For certificates sold prior to April 30, 1997, fees were paid at a rate of 1.25% of the purchase price on the first day of the certificate's term and are paid at a rate of 1.25% of the reserves maintained for these certificates at the beginning of each subsequent term.

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

D) The basis for computing fees paid or payable to American Express Bank Ltd. (an affiliate) for the distribution of the American Express Special Deposits Certificate on an annualized basis is:

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

E) The basis of computing transfer agent fees paid or payable to American Express Client Service Corporation (AECSC) (an affiliate) is:

     Under a Transfer Agency Agreement effective Jan. 1, 1998, AECSC will maintain certificate owner accounts and records. IDSC will pay AECSC a monthly fee of one-twelfth of $10.353 per certificate owner account.

Notes to Financial Statements ($ in thousands unless indicated otherwise)

8.  Income taxes

     Income tax benefit (expense) as shown in the statement of operations for the three years ended Dec. 31, consists of:

                                                  1997      1996      1995
Federal:
  Current                                       $1,138    $5,560    $6,285
  Deferred                                       2,266     1,124     2,652
                                                 3,404     6,684     8,937
State                                              (65)      (27)       43

Total income tax benefit                        $3,339    $6,657    $8,980

     Income tax benefit (expense) differs from that computed by using the U.S. Statutory rate of 35%. The principal causes of the difference in each year are shown below:
                                                  1997      1996      1995

Federal tax expense at U.S. statutory rate     ($8,378)  ($5,711)  ($6,307)
Tax-exempt interest                                724     1,517     3,339
Dividend exclusion                              11,044    10,865    12,166
Other, net                                          14        13      (261)

Federal tax benefit                             $3,404    $6,684    $8,937

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


Deferred tax assets:                              1997      1996
Certificate reserves                           $13,488   $13,028
Investment reserves                                502       540
Other, net                                          19        19

Total deferred tax assets                      $14,009   $13,587

Deferred tax liabilities:                         1997      1996

Deferred distribution fees                      $7,382    $8,934
Investment unrealized gains                     17,119     7,775
Purchased/written call options                   3,557     3,429
Dividends receivable                               654       745
Investments                                        429       714
Return of capital dividends                         43        87

Total deferred tax liabilities                 $29,184   $21,684

Net deferred tax liabilities                   $15,175    $8,097

Notes to Financial Statements ($ in thousands unless indicated otherwise)

9.  Derivative financial instruments

     IDSC enters into transactions involving derivative financial instruments as an end user (nontrading). IDSC uses these instruments to manage its exposure to interest rate risk and equity price risk, including hedging specific transactions. IDSC manages risks associated with these instruments as described below.

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

     Credit risk is the possibility that the counterparty will not fulfill the terms of the contract. IDSC monitors credit risk related to derivative financial instruments through established approval procedures, including setting concentration limits by counterparty, reviewing credit ratings and requiring collateral where appropriate. At Dec. 31, 1997, IDSC's counterparties to the interest rate floors and swaps are rated A or better by nationally recognized rating agencies. The counterparties to the purchased call options are seven major broker/dealers.

     The notional or contract amount of a derivative financial instrument is generally used to calculate the cash flows that are received or paid over the life of the agreement. Notional amounts do not represent market or credit risk and are not recorded on the balance sheet.

     Credit risk related to derivative financial instruments is measured by the replacement cost of those contracts at the balance sheet date. The replacement cost represents the fair value of the instrument, and is determined by market values, dealer quotes or pricing models.

IDSC's holdings of derivative financial instruments were as follows at Dec. 31, 1997 and 1996.
                                                    1997
                                    Notional                         Total
                                   or contract  Carrying    Fair     credit
                                     amount      value     value      risk

Assets:

  Interest rate floors              $500,000      $205      $251      $251
  Purchased call options                 389    55,922    54,609    54,609
  Total                             $500,389   $56,127   $54,860   $54,860

Liabilities:

  Interest rate swaps             $1,000,000      $416    $2,138       $-
  Written call options                   376    24,739    32,990        -
  Total                           $1,000,376   $25,155   $35,128       $-

Notes to Financial Statements ($ in thousands unless indicated otherwise)

                                                    1996

                                    Notional                         Total
                                   or contract  Carrying    Fair    credit
                                     amount      value     value     risk
Assets:

  Interest rate caps and corridors  $200,000       $-       $188      $188
  Purchased call options                 362    36,164    34,987    34,987
  Total                             $200,362   $36,164   $35,175   $35,175

Liabilities:

  Written call options                  $337    $9,552   $17,571       $-

     The fair values of derivative financial instruments are based on market values, dealer quotes or pricing models. The interest rate floors expire in April of 1999 and $500,000 notional amount of the interest rate swaps expires in May of 1998 and $500,000 expire in April of 1999. The options expire throughout 1998.

     Interest rate caps, corridors, floors and swaps, and options are used to manage IDSC's exposure to rising interest rates. These instruments are used primarily to protect the margin between the interest earned on investments and the interest rate credited to related investment certificate owners.

     The interest rate floors are reset monthly and IDSC earns interest on the notional amount to the extent the U.S. Treasury securities at "constant maturity" for a period of one year exceed the reference rates specified in the floor agreements. These reference rates range from 4.6% to 4.7%. The cost of interest rate floors is amortized over the terms of the agreements on a straight line basis and is included in other qualified assets. The amortization, net of any interest earned, is included in investment expenses.

     The interest rate caps and corridors were reset quarterly and IDSC earned interest on the notional amount to the extent the London Interbank Offering Rate exceeded the reference rates specified in the cap and corridor agreements. These reference rates ranged from 4% to 9%. The cost of interest rate caps and corridors is amortized over the terms of the agreements on a straight line basis and is included in other qualified assets. The amortization, net of any interest earned, is included in investment expenses.

     The interest rate swaps are reset monthly. IDSC pays a fixed rate on the notional amount ranging from 5.46% to 6.72% and receives a floating rate on the notional amount tied to the U.S. Treasury securities at "constant maturity" for a period of one year. There is no cost carried on the balance sheet. The carrying amount shown above represents the net interest receivable/payable under the swap agreements. Interest earned and interest expensed under the agreements is shown net in investment expenses.

Notes to Financial Statements ($ in thousands unless indicated otherwise)

     IDSC offers a series of certificates which pays interest based upon the relative change in a major stock market index between the beginning and end of the certificates' term. The certificate owners have the option of participating in the full amount of increase in the index during the term (subject to a specified maximum) or a lesser percentage of the increase plus a guaranteed minimum rate of interest. As a means of hedging its obligations under the provisions of these certificates, IDSC purchases and writes call options on the major market index. The options are cash settlement options, that is, there is no underlying security to deliver at the time the contract is closed out.

     Each purchased (written) call option contract confers upon the holder the right (obligation) to receive (pay) an amount equal to one hundred dollars times the difference between the level of the major stock market index on the date the call option is exercised and the strike price of the option.

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

Following is a summary of open option contracts at Dec. 31, 1997 and 1996.

                                                 1997

                                    Contract    Average       Index at
                                     amount   strike price   Dec.31,1997

Purchased call options                  $389       876       970
Written call options                     376       969       970

                                                 1996

                                    Contract  Average         Index at
                                     amount  strike price    Dec.31,1996

Purchased call options                  $362       669       741
Written call options                     337       736       741

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

Notes to Financial Statements ($ in thousands unless indicated otherwise)

A summary of fair values of financial instruments as of Dec. 31, is as follows:

                                                1997                1996

                                             Carrying     Fair   Carrying     Fair
                                               value     value     value     value

Financial assets:

 Assets for which carrying values

   approximate fair values                     $49,940   $49,940  $155,396  $155,396
 Investment securities (note 3)              3,669,667 3,695,839 3,076,889 3,103,005
 First mortgage loans on real estate (note 4)  212,433   216,951   218,697   221,253
 Derivative financial instruments (note 9)      56,127    54,860    36,164    35,175

Financial liabilities:
  Liabilities for which carrying values

    approximate fair values                     48,255    48,255    76,040    76,040
  Certificate reserves (note 5)              3,688,351 3,700,757 3,240,428 3,266,844
  Derivative financial instruments (note 9)     25,155    35,128     9,552    17,571

11. Year 2000 issue (Unaudited)

     The Year 2000 issue is the result of computer programs having been written using two digits rather than four to define a year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This could result in the failure of major systems or miscalculations, which could have a material impact on the operations of IDSC. All of the systems used by IDSC are maintained by its Parent and are utilized by multiple subsidiaries and affiliates of the Parent. IDSC's business is heavily dependent upon the Parent's computer systems, and has significant interactions with systems of third parties.

     A comprehensive review of the Parent's computer systems and business processes, including those specific to IDSC, has been conducted to identify the major systems that could be affected by the Year 2000 issue. Steps are being taken to resolve any potential problems including modification to existing software and the purchase of new software. These measures are scheduled to be completed and tested on a timely basis. The Parent's goal is to complete internal remediation and testing of each system by the end of 1998 and to continue compliance efforts through 1999.

     The Parent is evaluating the Year 2000 readiness of advisors and other third parties whose system failures could have an impact on IDSC's operations. The potential materiality of any such impact is not known at this time.

IDS CERTIFICATE COMPANY                                               Schedule I

Investments in Securities of Unaffiliated Issuers

December 31, 1997
($ in thousands)

                                             Bal. held
                                             at 12-31-97
                                             Principal
                                             Amount of      Cost       Value at
                                               Bonds       (Notes      12-31-97
Name of Issuer and Titles of Issue           and Notes    a and c)     (Note a)

  BONDS AND NOTES
  United States Government -

    Direct Obligations

     US TREASURY BOND          6.875%, 2000        165         165          169
     US TREASURY BOND          5.625%, 2000        200         198          200

  Total U.S. Government - Direct Obligations       365         363          369

  Other Bonds and Notes

  United States Government Agencies
     FHLMC 5 YR #G50152        7.000%, 1999      1,991       1,991        1,996 (f)
     FHLMC 5YR*G50252          7.500%, 2000     20,503      20,577       20,900 (f)
     FHLMC 15YR #G10336        7.500%, 2010      6,424       6,327        6,597 (f)
     FHLMC 15YR #10342         7.000%, 2010     20,130      19,639       20,451 (f)
     FHLMC 15YR #G10344 G      7.500%, 2010     14,808      14,740       15,206 (f)
     FHLMC 15 #G10350 GLD      6.500%, 2010     20,759      20,715       20,811 (f)
     FHLMC 15YR G10364         7.000%, 2010     17,342      17,257       17,619 (f)
     FHLM 15 6.5 #G10369       6.500%, 2010     37,102      36,668       37,353 (f)
     FHLMC 15YR GOLD           6.500%, 2010     18,842      18,755       18,889 (f)
     FH15YR #G10439 GOLD       6.500%, 2011      4,527       4,422        4,542 (f)
     FHLMC 15YR G10627         6.500%, 2011     29,196      28,785       29,294 (f)
     FHLMC 15YR G10665 GD      7.000%, 2012     79,783      79,606       81,055 (f)
     FHLMC ARM #845154         7.976%, 2022      3,845       3,964        4,005 (f)
     FHLMC ARM #845523         7.781%, 2023      5,718       5,882        5,951 (f)
     FHLMC ARM #845654         8.068%, 2024     13,036      13,226       13,567 (f)
     FHLMC ARM #845730         7.801%, 2024     24,086      24,867       25,214 (f)
     FHLMC ARM #845733         7.825%, 2024     21,848      22,233       22,714 (f)
     FHLMC ARM #845973         7.938%, 2024      7,216       7,216        7,505 (f)
     FHLMC ARM #845999         7.699%, 2027     20,077      20,250       21,019 (f)
     FHLMC 30YR #846072        7.779%, 2022      5,116       5,243        5,311 (f)
     FHLMC ARM #846107         8.241%, 2025      7,041       7,201        7,290 (f)
     FH GD 7YR BLN N97208      7.000%, 2003     13,707      13,841       13,922 (f)
     FHLMC ARM #350190         8.000%, 2022      5,359       5,518        5,584 (f)
     FHLMC GOLD E00151         7.500%, 2017      7,021       7,214        7,210 (f)
     FHLMC 15YR #E00383        7.000%, 2010     17,995      17,968       18,282 (f)
     FHLMC15YR E00388GOLD      7.000%, 2010     11,882      11,725       12,071 (f)
     FH GD 15YR #E00426        6.500%, 2011      8,612       8,534        8,638 (f)
     FHLMC GOLD #E00476        6.500%, 2012     17,042      16,647       17,084 (f)
     FHLMC GOLD E00484         6.500%, 2012      7,242       7,076        7,260 (f)
     FHLMC T-009 AZ HEL        6.430%, 2013     10,000      10,000       10,000 (f)
     FHLMC-GNMA 40 D CMO       6.500%, 2011     20,458      20,239       20,539 (f)
     FHLMC 4C CMO              8.000%, 2017        712         712          709 (f)
     FHLMC CTF SER B-77        8.125%, 2007        143         143          146 (f)

                                             Bal. held
                                             at 12-31-97
                                             Principal
                                             Amount of      Cost       Value at
                                               Bonds       (Notes      12-31-97
Name of Issuer and Titles of Issue           and Notes    a and c)     (Note a)
     FHLMC 15YR #380025        9.500%, 2003        594         592          627
     FHLMC 15 YR #200022      10.500%, 2000         63          64           67 (f)
     FHLMC 15 YR #200035       9.000%, 2001        259         257          269 (f)
     FHLMC 15 YR #200048       9.000%, 2001        574         568          597
     FHLMC 15 YR #200064       8.000%, 2002        344         336          353 (f)
     FHLMC 15 YR #212119       9.500%, 2001        104         105          110 (f)
     FHLMC 15 YR #218648       9.500%, 2002         42          42           44 (f)
     FHLMC 15 YR #219679       9.500%, 2003        477         474          503 (f)
     FHLMC 15 YR #219757      11.000%, 2003      1,308       1,365        1,383
     FHLMC 15 YR #502175      10.500%, 2004        145         148          154 (f)
     FHLMC 15YR               11.000%, 2003      1,527       1,561        1,614 (f)
     FHLMC ARM #605041         7.988%, 2019        242         242          254 (f)
     FHLMC ARM #605048         7.566%, 2018      1,049       1,049        1,098 (f)
     FHLMC ARM #605050         7.862%, 2018        357         357          374 (f)
     FHLMC ARM 605079 WAC      7.774%, 2018      1,222       1,222        1,281 (f)
     FHLMC ARM 605175 WAC      7.773%, 2019      3,201       3,201        3,354 (f)
     FHLMC ARM #605352         7.568%, 2018      2,197       2,197        2,300 (f)
     FHLMC ARM #401587         7.875%, 2018      1,946       1,946        2,039 (f)
     FHLMC ARM #630048         7.750%, 2018         23          23           23 (f)
     FHLMC ARM #630074         7.750%, 2018        421         421          432 (f)
     FHLMC ARM 840031 WAC      7.808%, 2019        346         346          362 (f)
     FHLMC ARM #840035         7.646%, 2019      1,029       1,029        1,065 (f)
     FHLMC ARM #840036         7.722%, 2019      1,134       1,134        1,188 (f)
     FHLMC ARM #840045         7.740%, 2019      3,648       3,648        3,822 (f)
     FHLMC ARM #840072         7.756%, 2019      1,492       1,492        1,555 (f)
     FHLMC ARM #405014         7.689%, 2019        805         805          842 (f)
     FHLMC ARM #405092         7.587%, 2019      1,510       1,510        1,581 (f)
     FHLMC ARM #405185         7.587%, 2018      2,090       2,090        2,187 (f)
     FHLMC ARM #405243         7.706%, 2019        777         777          813 (f)
     FHLMC ARM #405249         7.923%, 2018      2,970       2,970        3,113 (f)
     FHLMC ARM #405360         7.763%, 2019        873         873          914 (f)
     FHLMC ARM #405437         7.693%, 2019        221         221          231 (f)
     FHLMC ARM #405455         7.720%, 2019      1,284       1,284        1,344 (f)
     FHLMC ARM #405517         7.875%, 2019        405         405          424 (f)
     FHLMC ARM #405615         7.590%, 2019        969         969        1,014 (f)
     FHLMC ARM #405675         8.118%, 2020      1,475       1,475        1,546 (f)
     FHLMC ARM #405692         8.236%, 2020      2,299       2,299        2,412 (f)
     FHLMC ARM #405744         8.153%, 2020      1,131       1,131        1,186 (f)
     FHLMC ARM #605432         7.609%, 2017        652         652          683 (f)
     FHLMC ARM #605433         7.572%, 2017      1,467       1,467        1,535 (f)
     FHLMC ARM #605454         7.736%, 2017      4,310       4,310        4,514 (f)
     FHLMC ARM 605853 WAC      7.930%, 2019      2,912       2,912        3,053 (f)
     FHLMC ARM #605854         7.767%, 2019      2,940       2,940        3,079 (f)
     FHLMC ARM #606024         7.155%, 2019      1,318       1,318        1,376 (f)
     FHLMC ARM #606025         7.110%, 2019      4,726       4,726        4,937 (f)
     FHLMC ARM #606151         7.851%, 2019      3,614       3,614        3,787 (f)
     FHLMC ARM #635054         8.168%, 2020        247         247          256 (f)
     FHLMC ARM #785363         7.227%, 2025      8,066       8,173        8,469 (f)
     FHLMC ARM #785601         6.472%, 2026     12,071      12,174       12,191 (f)
     FHLMC ARM #785615         6.691%, 2026     13,602      13,526       13,806 (f)
     FH 3X1 ARM #785619        6.675%, 2026      6,747       6,783        6,890 (f)
     FHLMC ARM 3X1             6.782%, 2026     16,172      16,226       16,526 (f)


                                             Bal. held
                                             at 12-31-97
                                             Principal
                                             Amount of      Cost       Value at
                                               Bonds       (Notes      12-31-97
Name of Issuer and Titles of Issue           and Notes    a and c)     (Note a)
     FHLMC ARM 785672          6.727%, 2026      8,813       8,854        8,905 (f)
     FHLMC ARM #865008         8.455%, 2018      6,368       6,368        6,644 (f)
     FHLMC LOANS #885005       9.500%, 2002      1,169       1,163        1,233 (f)
     FHLMC LOANS #885008      10.000%, 2003      1,971       1,981        2,082 (f)
     FHLMC 15 YR #885009       9.500%, 2003      2,802       2,788        2,955
     FHLMC ARM #606301         8.089%, 2020      5,714       5,714        5,993 (f)
     FHLMC ARM #606903         7.318%, 2022      1,346       1,358        1,377 (f)
     FNMA 92 12 H              6.625%, 2019      1,286       1,286        1,282 (f)
     FNMA 1992-5 C             7.000%, 2016         43          43           43 (f)
     FNMA 92-21D VANILLA       6.650%, 2018        354         353          353 (f)
     FNMA 92 203 E CMO         6.250%, 2005      8,048       7,952        8,042 (f)
     FNMA 93-62 B CMO          6.500%, 2017      4,378       4,273        4,369 (f)
     FNMA 95 2 T CMO           8.500%, 2021      5,317       5,313        5,395 (f)
     FANNIEMAE GR TRST         6.610%, 2018     10,000       9,996       10,081 (f)
     FNMA 96-10 C CMO SEQ      6.500%, 2023      8,288       8,015        8,261 (f)
     FNMA 97-2C CMO            7.000%, 2020     35,534      35,553       36,015 (f)
     FN 97 11 K SEQ CM0        7.125%, 2023     18,152      18,219       18,372 (f)
     FNMA 97-17 CMO            7.000%, 2022     50,000      49,624       50,500 (f)
     FNMA 97-74 G SEQ CMO      6.500%, 2024      9,848       9,808        9,814 (f)
     FNMA 15 YR #2469         11.000%, 2000         17          17           18 (f)
     FNMA 15 YR #13157        11.000%, 2000         13          13           13 (f)
     FNMA 15 YR #13548        11.000%, 2000         36          36           38 (f)
     FNMA 15 YR #13705        11.000%, 2000         41          41           43 (f)
     FNMA 15 YR #18275        11.000%, 2000          7           7            7 (f)
     FNMA 15 YR #18745        11.000%, 2000          9           9           10 (f)
     FNMA 15 YR #18986        11.000%, 2000          8           8            8 (f)
     FNMA 15 YR #19070        11.000%, 2000          6           6            7 (f)
     FNMA 15 YR #19261        11.000%, 2000         15          15           16 (f)
     FNMA 15 YR #22271        11.000%, 2000         32          33           34 (f)
     FNMA 15 YR #22405        11.000%, 2000         33          34           35 (f)
     FNMA 15 YR #22569        11.000%, 2000         57          58           60 (f)
     FNMA 15 YR #22674        11.000%, 2000         23          24           25 (f)
     FNMA 15 YR #25899        11.000%, 2001         13          14           14 (f)
     FNMA 30 YR #27880         9.000%, 2016        104         107          110 (f)
     FNMA 15 YR #34543         9.250%, 2001        167         167          178 (f)
     FNMA 30 YR #36225         9.000%, 2016        302         308          321 (f)
     FNMA 30 YR #040877        9.000%, 2017        186         190          198 (f)
     FNMA 15 6.0 #50973        6.000%, 2009     37,208      36,413       36,855 (f)
     FNMA 30 YR #51617        10.000%, 2017        119         120          130 (f)
     FNMA 30 YR #52185        10.000%, 2017         72          72           78 (f)
     FNMA 30 YR #52596        10.000%, 2017          9           9            9 (f)
     FNMA 15 YR #58405        11.000%, 2003         27          28           29 (f)
     FNMA 15 YR #64520        11.000%, 2001         48          49           51 (f)
     FNMA 15 YR #64523        11.000%, 2000         65          66           69 (f)
     FNMA 15 YR #66458        10.000%, 2004      3,443       3,465        3,649
     FNMA ARM #70007 MEGA      7.324%, 2017      2,005       2,005        2,093 (f)
     FNMA ARM #70009 MEGA      7.357%, 2018      3,093       3,093        3,229 (f)
     FNMA ARM #70117           7.395%, 2017        709         709          740 (f)
     FNMA ARM #70202           7.779%, 2019      2,309       2,309        2,427 (f)
     FNMA 15 YR #70299        10.750%, 2001        156         159          165 (f)
     FNMA 15 YR 70694 MEG      9.500%, 2005      1,720       1,733        1,815
     FNMA #73227 MULT-FAM      6.700%, 2005      2,688       2,717        2,677 (f)


                                             Bal. held
                                             at 12-31-97
                                             Principal
                                             Amount of      Cost       Value at
                                               Bonds       (Notes      12-31-97
Name of Issuer and Titles of Issue           and Notes    a and c)     (Note a)

     FNMA ARM #79384           8.290%, 2019      1,040       1,040        1,096 (f)
     FNMA ARM #88879           8.629%, 2019      2,218       2,218        2,327 (f)
     FNMA ARM #89125           7.002%, 2019      5,945       6,071        6,186 (f)
     FNMA ARM #92069 FLEX      7.839%, 2018      2,898       2,898        3,048 (f)
     FNMA ARM #93787           7.753%, 2019      2,558       2,558        2,689 (f)
     FNMA ARM #97822           7.634%, 2020        504         504          529 (f)
     FNMA ARM #105989          8.429%, 2020      2,001       2,001        2,099 (f)
     FNMA 15YR #124848         8.000%, 2008     12,598      12,563       13,039 (f)
     FNMA 15YR 190534          6.000%, 2018     19,125      18,829       18,943
     FNMA ARM #190726          7.769%, 2033     12,506      12,757       13,014 (f)
     FNMA 7YR 190778 BALN      6.000%, 2001     45,312      44,937       45,130 (f)
     FNMA ARM #249907          8.000%, 2024     12,733      12,922       13,270 (f)
     FNMA 7.0 15YR 250670      7.000%, 2011      6,453       6,500        6,556 (f)
     FNMA 15YR #250671         7.500%, 2011     22,895      22,953       23,503 (f)
     FNMA 15 YR #A250857       7.000%, 2012     19,021      18,980       19,312 (f)
     FNMA 10YR #303115         6.500%, 2004     13,910      13,169       14,096 (f)
     FNMA ARM #303259          7.815%, 2025      6,692       6,874        6,954 (f)
     FNMA 15YR #303445         5.500%, 2009     19,252      18,480       18,566 (f)
     FNMA 7YR #303448 BLN      6.500%, 2002     20,763      20,784       20,953 (f)
     FNMA 15YR #303779         6.000%, 2011     35,776      35,140       35,217 (f)
     FNMA 15YR #313042         7.000%, 2011     14,375      14,433       14,606 (f)
     FNMA 15YR #313522         7.000%, 2012     37,829      38,041       38,435 (f)
     FNMA 15 YR #313561        8.000%, 2012     22,254      22,679       23,024 (f)
     FNMA ARM #359161          6.615%, 2026     17,227      17,280       17,130 (f)
     FNMA 15YR #367005         7.000%, 2012     13,909      13,835       14,117 (f)
     FNMA ARM #368121 5X1      6.769%, 2025     25,593      25,961       25,991 (f)
     GNMA ARM 1 YR #8157       7.000%, 2023      6,034       6,139        6,188 (f)
     GNMA ARM #8206            7.000%, 2017      1,368       1,368        1,405 (f)
     GNMA ARM #8240            7.000%, 2017        916         905          940 (f)
     GNMA ARM #8251            7.000%, 2017         79          79           81 (f)
     GNMA ARM #8274            6.875%, 2017      2,718       2,716        2,789 (f)
     GNMA ARM #8283            6.875%, 2017        342         341          351 (f)
     GNMA ARM #8293            6.875%, 2017        632         632          648 (f)
     GNMA ARM #8341            7.375%, 2018        141         140          145 (f)
     GNMA ARM #8353            7.375%, 2018      1,169       1,162        1,205 (f)
     GNMA ARM #8365            7.375%, 2018      2,034       2,034        2,096 (f)
     GNMA ARM #8377            7.000%, 2018        894         892          918 (f)
     GNMA ARM #8428            6.875%, 2018        383         383          393 (f)
     GNMA ARM #8440            6.875%, 2018        987         987        1,012 (f)
     GNMA ARM #8638            7.375%, 2025     16,729      16,866       17,207 (f)

    Total United States Government Agencies  1,282,944   1,280,623    1,304,386

  Municipal Bonds

  California

     CAL HSG FIN 1996-M        7.890%, 2016      8,810       8,810        9,051 (b)(f)
     CAL HSG 95-O TAX MUN      7.740%, 2016     10,645      10,645       10,975 (b)(f)

                                             Bal. held
                                             at 12-31-97
                                             Principal
                                             Amount of      Cost       Value at
                                               Bonds       (Notes      12-31-97
Name of Issuer and Titles of Issue           and Notes    a and c)     (Note a)

  Illinois

     CHICAGO IL BLDG COMM      8.000%, 1998      1,800       1,800        1,800 (b)(f)
     *CHIC IL GAS SPY SRC      7.500%, 2015      4,500       4,500        4,874 (b)(f)
     CHICAGO IL SAN DIST       9.250%, 2000      1,000       1,041        1,100 (b)(f)

  Minnesota

     WEST MN MUNI POWER       10.250%, 2015      3,120       3,215        3,319 (b)(f)

  New York

     NEW YORK CITY NT GO       7.750%, 2000        335         335          340 (b)(f)
     NEW YORK PWR AUTH         9.500%, 2001        270         284          291 (b)(f)

  Pennsylvania

     WY VALLEY PA SWR          5.125%, 2007        125         125          129 (b)(f)

  Texas

     HARRIS CNTY TX TOLL      10.375%, 2014      5,300       5,313        5,329 (b)(f)
     DALLAS TX CIVIC CENT      8.200%, 1998      1,025       1,025        1,025 (b)(f)
     AUSTIN TX UTILITY        10.750%, 2015      3,735       4,023        4,293 (b)(f)

  Total Municipal Bonds                         40,665      41,116       42,526

  Public Utility
     AES CORP SNR SUB NTS      8.375%, 2007      5,000       4,977        5,000 (b)(d)(f)
     AVON ENERGY               6.730%, 2002      4,750       4,750        4,775 (b)(d)(f)
     BAROID CORP               8.000%, 2003      5,000       4,988        5,187
     BARRETT RESOURCES         7.550%, 2007      3,000       3,004        3,105 (f)
     BELL ATLANTIC FINL        5.300%, 1998      5,000       4,944        4,979 (f)
     CMS ENERGY 144A           7.375%, 2000      4,700       4,696        4,684 (d)(f)
     CAL ENERGY CO INC         9.500%, 2006      4,000       4,031        4,360 (f)
     CROSS TIMBERS OIL CO      8.750%, 2009      3,000       3,000        3,049 (d)(f)
     DETROIT EDISON            6.280%, 2000      7,000       6,965        7,030 (f)
     EL PASO ELEC CO           7.250%, 1999      2,000       2,000        2,011 (f)
     ENRON CORP                6.625%, 2003      5,000       5,032        5,055 (f)
     ENRON CORP                6.450%, 2001     10,000      10,000       10,050 (f)
     GTE CORP                  8.850%, 1998      3,000       3,006        3,012 (f)
     HANNA  M A                9.000%, 1998      5,000       5,024        5,082
     INTL SPECIALTY PROD       9.000%, 1999     15,000      15,128       15,181
     JERSEY CENTRAL P&L        6.040%, 2000      5,000       5,000        4,991
     KANSAS CITY P&L           7.340%, 1999     10,000      10,000       10,193
     MCN INV`T CORP MTN        6.890%, 2002      9,000       9,040        9,122 (f)
     NEW PARK RESOURCES        8.625%, 2007      2,500       2,531        2,541 (f)
     NORAM ENERGY CORP         7.500%, 2000      5,000       4,985        5,122 (f)
     OCCIDENTAL PETROLEUM      6.410%, 2000      5,000       4,969        5,036 (f)
     ORYX ENERGY               8.650%, 1999     15,000      15,000       15,333
     PDV AMERICA               7.250%, 1998      3,000       2,998        3,027 (f)
     PUB SERVICE ELEC GAS      6.740%, 2001     12,000      12,000       12,090 (f)
     PACIFIC GAS TRANS         6.640%, 2000      5,000       5,000        5,043 (f)
     PAGING NETWORK           10.000%, 2008      2,000       2,000        2,080 (f)
     PRAXAIR INC               6.750%, 2003      5,000       4,784        5,093 (f)
     PUBLIC SERV E&G CAP       6.800%, 2002     10,000      10,031       10,080 (f)


                                             Bal. held
                                             at 12-31-97
                                             Principal
                                             Amount of      Cost       Value at
                                               Bonds       (Notes      12-31-97
Name of Issuer and Titles of Issue           and Notes    a and c)     (Note a)
     SALTON SEA CL A           6.690%, 2000      4,183       4,183        4,209 (f)
     SMITH INT`L INC           7.240%, 2001     10,000      10,000       10,244 (b)(d)(f)
     TELEPORT COMM             9.875%, 2006      4,000       4,074        4,510 (f)
     TEXAS UTILITIES           6.370%, 2000     10,000      10,000       10,051 (f)
     TOSCO CORP                7.000%, 2000      5,000       4,996        5,102 (f)
     USX CORP                  7.200%, 2004     13,000      13,379       13,451 (f)
     USA WASTE SERVICES        6.500%, 2002     10,000       9,996       10,004 (b)(f)
     WILLIAMS CO INC           6.500%, 2002     12,000      11,990       12,053 (f)
     CSW INVESTMENTS 144A      6.950%, 2001     10,000       9,990       10,184 (b)(d)(f)
     NORCEN ENERGY RES         6.800%, 2002     10,000       9,982       10,189 (f)
     NOVACOR CHEMICALS         6.500%, 2000     10,000       9,978       10,053 (f)

  Total Public Utility                         268,133     268,451      272,361

  Finance

     ICI INVESTMENTS EMTN      6.750%, 2002     10,000      10,085       10,115 (f)
     AT&T CAPITAL CORP         6.900%, 2002     15,000      14,892       15,186 (f)
     ALCO CAPITAL RES          7.330%, 1998     10,000      10,000       10,033 (f)
     ARISTAR FINL              7.875%, 1999      3,000       2,998        3,059 (f)
     ARISTAR INC               6.300%, 2002     10,000       9,971        9,987 (f)
     BANKAMERICA CORP          9.750%, 2000     10,000      10,243       10,818
     BANPONCE FIN CORP         6.580%, 2003      5,000       4,985        5,028 (f)
     CA INF BK SDG E1 A2       6.040%, 2002      1,500       1,500        1,503 (f)
     CAPITAL ONE BANK          7.350%, 2000      5,000       4,998        5,100 (f)
     CARCO AUTO 97-1           6.689%, 2004     12,000      12,000       12,156 (f)
     CATERPILLAR FINANCE       6.960%, 1998      5,000       4,993        5,025 (f)
     CCMSC 1997-2 CLSS A1      6.450%, 2029      5,000       5,002        5,013 (f)
     COMDISCO INC              7.250%, 1998     10,000       9,998       10,038
     COMMERCIAL CREDIT         8.250%, 2001      9,000       8,927        9,637 (f)
     CONTI FINANCIAL CORP      8.375%, 2003      5,000       4,988        5,274 (f)
     CONTI MTG HEL TRTA-6      6.690%, 2016     10,000       9,999       10,061 (f)
     COUNTRYWIDE FUNDING       8.420%, 1999     19,700      19,691       20,247
     COUNTRYWIDE HOME MTN      6.380%, 2002      7,000       6,997        7,022 (f)
     EQCC 97-3 A6 ABS HEL      6.610%, 2021      5,000       5,014        5,017 (f)
     FDIC 96-1C CLASS 1A       6.750%, 2026      7,893       7,890        7,941 (f)
     FIRST NATIONWIDE          9.125%, 2003      4,000       3,882        4,180 (f)
     FULB 97-C1 A-1 MBS        7.150%, 2004     10,114      10,304       10,395 (f)
     FULB 97-C2 CLASS A1       6.479%, 2004      9,916       9,964        9,976 (f)
     FIRST USA DEP NT          6.375%, 2000      5,000       4,991        5,032 (f)
     FIRSTAR CORP              7.150%, 2000     12,000      12,000       12,077 (f)
     GATX CAP CORP MTN         6.360%, 2002      5,000       4,934        4,983 (f)
     GATX CAPITAL CORP         6.500%, 2000      5,000       5,000        5,013 (f)
     GMAC 96-C1 COMM MBS       6.790%, 2003      4,786       4,804        4,841 (f)
     GMAC 97-C2 A CMBS         6.451%, 2027      5,000       5,025        5,017 (f)
     GS-96PROTECT LIFE A1      7.020%, 2027      8,417       8,543        8,515 (f)
     GMAC                      7.750%, 1999     20,000      19,954       20,350 (f)
     GREAT WESTERN FINL        6.375%, 2000      3,000       2,994        3,011 (f)
     GREENPOINT BANK           6.700%, 2002      5,000       4,996        5,029 (f)
     HELLER FINANCIAL          8.000%, 1998     15,000      14,992       15,273
     HELLER FINANCIAL          6.500%, 2000      8,000       8,001        8,075 (f)
     HELLER FINANCIAL          6.440%, 2002      5,000       4,980        5,034 (f)
     HOMESIDE LENDING          6.875%, 2002     10,000       9,997       10,206 (f)


                                             Bal. held
                                             at 12-31-97
                                             Principal
                                             Amount of      Cost       Value at
                                               Bonds       (Notes      12-31-97
Name of Issuer and Titles of Issue           and Notes    a and c)     (Note a)
     HOUSEHOLD FIN MTN         7.100%, 2002     10,000       9,993       10,310 (f)
     INTL LEASE FINANCE        7.950%, 1999     12,000      11,996       12,249 (f)
     IROQUOIS TRUST 97-1A      7.000%, 2006     10,000      10,006       10,162 (d)(f)
     IROQUOIS TRUST 97-2A      6.752%, 2007     15,000      14,984       15,225 (d)(f)
     KEYCORP SENIOR            7.430%, 2000      4,000       3,997        4,107 (f)
     LONG ISL SAV BK           7.000%, 2002      5,000       4,990        5,099 (f)
     MBNA AMER BANK NA         7.540%, 2001     10,000       9,994       10,355
     MBNA CORP                 6.500%, 2000      5,000       4,999        5,024 (f)
     MARGARETTEN FIN'L         6.750%, 2000     15,250      15,349       15,423 (f)
     MELLON FINANCIAL          6.300%, 2000     10,000       9,972       10,050 (f)
     MERIDIAN BANCORP          6.625%, 2000      5,000       5,033        5,060 (f)
     MONEYSTORE 97-A           7.210%, 2021      4,000       4,000        4,126 (f)
     JPMS 96-C2 CL A           6.470%, 2027      4,570       4,594        4,589 (f)
     MS CAP 1996-WFI MBS       7.220%, 2028     10,000      10,132       10,338 (f)
     MS CAP 1 1997-XL A-1      6.590%, 2030     14,957      15,027       15,114 (f)
     MS CAPI 97-ALIC A1 A      6.300%, 2028     10,000       9,999        9,997 (f)
     MCF 96-MC2 CLS A1         6.758%, 2004      9,619       9,696        9,757 (f)
     NORWEST FINANCIAL         7.250%, 2000      4,500       4,495        4,616
     ORIX CR ALL 144A MTN      6.640%, 2002     16,000      16,000       16,080 (d)(f)
     PENSKE TRUCK LEASING      7.750%, 1999      3,000       3,031        3,070 (f)
     PROVIDENT BANK            6.125%, 2000      5,000       4,992        4,988
     PROVIDIAN 97-4-A CRD      6.250%, 2007     10,500      10,482       10,540 (f)
     PHMS 1993-39 A8 SUPP      6.500%, 2008     10,056       9,643        9,951 (f)
     SL CMBS 97-C1 CLS A       6.875%, 2004     16,407      16,555       16,712 (f)
     SBMS VII 91-1 B1          9.700%, 2006        822         822          822 (f)
     SANWA BUS CREDIT MTN      7.250%, 2001     10,000       9,993       10,340 (b)(d)(f)
     SAXON 95-1 BA2 ARM        7.873%, 2025      2,365       2,398        2,409 (f)
     SEARS ROEBUK ACC          6.500%, 2000      5,000       5,013        5,047 (f)
     SASCO96-CL1 AIC           5.944%, 2028      8,631       8,631        8,558 (f)
     TRANS OCEAN CRP 144A      6.670%, 2007     11,030      10,976       11,108 (d)(f)
     TRANSAMERICA FINANCE      9.260%, 1998      5,000       5,000        5,018
     UCFC 95 BA-2 ASSET B      6.600%, 2009      4,380       4,389        4,389 (f)
     UCFC 95 CA2 ASSET BK      6.575%, 2011      6,947       6,955        6,966 (f)
     UCFC 97-B CL A-4 ABS      6.940%, 2023      7,000       6,992        7,028 (f)
     UNIFRAX INVESTMENT       10.500%, 2003      5,000       5,036        5,175 (f)
     WELLSFORD RESID PROP      7.250%, 2000      5,000       4,982        5,108 (f)
     XEROX CREDIT              6.840%, 2000      5,000       5,004        5,062 (f)

  Total Finance                                596,360     596,682      605,239

  Industrial

     AAF MCQUAY                8.875%, 2003     10,000      10,135        9,937 (f)
     AGCO CORP                 8.500%, 2006      5,000       4,966        5,137 (f)
     AK STEEL CORP             9.125%, 2006      3,000       3,060        3,090 (f)
     AMERICAN STANDARD        10.875%, 1999      1,000       1,037        1,058 (f)
     AMERISERVE FOOD SER      10.125%, 2007      4,000       4,115        4,200 (f)
     APPLIED MATERIALS         6.650%, 2000      5,000       5,000        5,055 (f)
     ARGO-TECH CORP            8.625%, 2007      2,000       2,000        2,000 (d)(f)
     A.H. BELO                 6.875%, 2002      5,500       5,490        5,624 (f)
     BANK POPULAR N.A.         6.625%, 2002     12,000      11,989       12,123 (f)
     BISTRO TRST 1997-100      6.350%, 2002      7,000       6,983        6,983 (f)
     BLACK & DECKER            7.500%, 2003     10,000      10,358       10,473 (f)


                                             Bal. held
                                             at 12-31-97
                                             Principal
                                             Amount of      Cost       Value at
                                               Bonds       (Notes      12-31-97
Name of Issuer and Titles of Issue           and Notes    a and c)     (Note a)
     BOYD GAMING CORP          9.250%, 2003      5,000       4,983        5,262 (f)
     BROWN GROUP               8.600%, 1999      5,000       5,000        5,034
     BURLINGTON NORTHERN       6.375%, 2005      5,000       4,998        4,974
     CSX CORP                  7.050%, 2002     10,000       9,994       10,225 (f)
     CSX                       9.230%, 1998     13,500      13,500       13,538
     CAPSTAR HOTEL             8.750%, 2007      3,000       2,996        3,097 (f)
     CHAMPION INTL             9.800%, 1998     10,000      10,000       10,025
     CHIQUITA BRANDS INTL     10.250%, 2006      3,000       2,984        3,285 (f)
     CHRYSLER FINANCE          7.700%, 1998     10,000       9,978       10,130 (f)
     CHRYSLER FINANCE          7.590%, 2000      5,000       5,001        5,157 (f)
     CINCINNATI MILACRON       7.875%, 2000      5,000       5,063        5,086 (f)
     COLUMBIA/HCA HLTHCRE      6.410%, 2000     10,000      10,016        9,964 (f)
     COMCAST CABLE             8.125%, 2004     10,000       9,992       10,782 (f)
     CONTAINER CORP AMER       9.750%, 2003      4,000       3,979        4,320 (f)
     CONT'L CABLEVISION        8.300%, 2006      4,000       3,989        4,399
     COX COMMUNICATIONS        6.375%, 2000     25,000      24,932       25,114 (f)
     CROWN CORK & SEAL         6.750%, 2003     14,950      15,015       15,213 (f)
     DAYTON HUDSON             6.400%, 2003     10,000       9,976       10,003 (f)
     DAYTON HUDSON CO          6.800%, 2001      5,000       5,000        5,080 (f)
     DELTA AIRLINES            9.875%, 1998      8,100       8,100        8,101
     DOMAN INDUSTRIES LTD      9.250%, 2007      3,000       3,015        2,925 (b)(d)(f)
     BERGEN BRUNSWIG(DUR)      7.000%, 2006     20,000      20,045       20,119 (f)
     ERAC USA 144A             6.950%, 2004      9,000       9,130        9,215 (d)(f)
     ENTERPRIS RENT-A-CAR      8.750%, 1999      5,000       4,999        5,218 (d)
     ENTERPRIS RENT-A-CAR      7.875%, 1998      5,000       5,000        5,018 (d)(f)
     ENTERP RENT-A-CARMTN      6.350%, 2001     10,000       9,999       10,009 (d)(f)
     EX IM BK KOREA            6.500%, 2002     10,000       9,754        8,251 (f)
     EXIDE CORP               10.750%, 2002      5,000       5,263        5,294 (f)
     EXTENDICARE HLTH SER      9.350%, 2007      1,000       1,000        1,025 (d)(f)
     FEDDERS N. AMERICA        9.375%, 2007      3,000       3,018        3,067 (d)(f)
     FEDERAL-MOGUL             8.800%, 2007      4,000       3,988        4,288 (f)
     FORD MOTOR CREDIT         6.375%, 2000     10,000      10,077       10,078
     FORD MOTOR CR MTN         7.060%, 2001      5,000       4,986        5,141 (f)
     GATC                      6.320%, 2000     10,000       9,989        9,991 (f)
     GE CAPITAL CORP           8.125%, 1999     12,000      12,075       12,284 (f)
     GENESIS ELDER CARE        9.000%, 2007      4,000       4,014        3,930 (d)(f)
     GENESIS HEALTHCARE        9.250%, 2006      5,000       5,000        5,100 (f)
     GIANT INDUSTRIES          9.000%, 2007      5,000       5,000        4,988 (d)(f)
     HMH PROPERTIES INC        8.875%, 2007      4,000       4,078        4,220 (f)
     HAYES WHEELS INT'L        9.125%, 2007      3,000       3,007        3,112 (f)
     HAYES WHEELS INT`L        9.125%, 2007      1,000       1,000        1,038 (f)
     HERITAGE MEDIA            8.750%, 2006      4,500       4,567        4,826 (f)
     HOWMET INC               10.000%, 2003      3,000       3,161        3,326 (f)
     ITT CORP                  6.250%, 2000      5,000       4,896        4,993 (f)
     INTEGON CORP              9.500%, 2001      2,000       1,984        2,275
     JOHNS MANVILLE INTL      10.875%, 2004      5,000       5,349        5,550 (f)
     K-III COMM PUT/96         8.500%, 2006      5,000       4,982        5,125 (f)
     KAUFMAN & BROAD HOME      7.750%, 2004      3,000       2,977        2,970 (f)
     KROGER CO                 8.150%, 2006      4,000       4,005        4,340 (f)
     LTV CORPORATION 144A      8.200%, 2007      5,000       4,970        4,900 (d)(f)
     LA QUINTA MOTOR           9.250%, 2003      2,000       2,077        2,075 (f)
     LAMAR ADVERTISING         8.625%, 2007      5,000       5,007        5,144 (f)


                                             Bal. held
                                             at 12-31-97
                                             Principal
                                             Amount of      Cost       Value at
                                               Bonds       (Notes      12-31-97
Name of Issuer and Titles of Issue           and Notes    a and c)     (Note a)
     LGETT&PLATT MTN SERD      7.185%, 2002     10,000       9,958       10,335 (f)
     LIFE STYLE FURN          10.875%, 2006      3,000       3,028        3,345 (d)(f)
     MARK IV IND INC           8.750%, 2003      2,000       1,855        2,120
     MARK IV 144A              7.500%, 2007      3,000       2,985        3,037 (d)(f)
     MAXXIM MEDICAL           10.500%, 2006      4,000       4,033        4,340 (f)
     MURRIN-MURRIN 144A        8.843%, 2005      4,000       4,000        3,940 (d)(f)
     NEWS AMER HLDGS           7.500%, 2000     10,000       9,975       10,247 (f)
     NORFOLK SOUTHERN          6.950%, 2002     15,000      15,204       15,447 (f)
     NORTEK INC                9.125%, 2007      2,500       2,524        2,563 (f)
     OUTDOOR SYSTEMS INC       9.375%, 2006      5,000       5,000        5,338 (f)
     O`N`E` LOAN TRUST 97      7.906%, 2007     14,075      14,075       14,075 (f)
     PARACELSUS HEALTH        10.000%, 2006      5,000       5,056        5,138 (f)
     PARAMOUNT COMMUN          5.875%, 2000      5,350       5,255        5,251 (f)
     PARK OHIO INDUSTRIES      9.250%, 2007      1,000       1,004        1,026 (d)(f)
     PENNEY J.C. & CO          7.250%, 2002     10,000       9,996       10,362 (f)
     PILLOWTEX CORP            9.000%, 2007      4,000       4,061        4,095 (d)(f)
     PRINTPACK INC             9.875%, 2004      2,500       2,500        2,663 (f)
     QUAKER OATS               6.940%, 2003      1,500       1,503        1,525 (f)
     QUAKER OATS               6.470%, 2000     10,000      10,026       10,029 (f)
     QUALITY FOOD CENTERS      8.700%, 2007      5,000       5,000        5,425 (f)
     RAYTHEON COM              6.450%, 2002      5,000       5,034        5,041 (f)
     REGALCINEMA 144A          8.500%, 2007      3,000       3,018        2,989 (d)(f)
     REPAP WISCONSIN           9.250%, 2002     15,000      15,765       15,975 (f)
     RITE AID CORP             6.700%, 2001      5,000       4,999        5,081 (f)
     ROLLINS TRUCK             6.875%, 2001      5,000       4,999        5,095 (f)
     RYDER SYSTEM              7.910%, 2000      5,000       5,023        5,179 (f)
     RYERSON TULL              8.500%, 2001      5,000       5,000        5,181 (f)
     SCOTSMAN GROUP INC        8.625%, 2007      3,500       3,491        3,509 (f)
     SEARS                     7.420%, 1998     10,000      10,000       10,025 (f)
     SERVICE CORP INTL         6.375%, 2000     10,500      10,495       10,566 (f)
     SHOP VAC CORP            10.625%, 2003      2,000       2,000        2,178 (f)
     SHOWBOAT INC              9.250%, 2008      4,000       3,791        4,320
     STANDARD COMMERCIAL       8.875%, 2005      4,000       4,000        4,035 (b)(d)(f)
     SUNAMERICA                9.000%, 1999     20,000      20,000       20,607
     SUPERVALU INC             6.500%, 2000      5,000       4,997        5,042 (f)
     SUPERVALU INC             7.250%, 1999      8,000       7,974        8,117 (f)
     S C INTERNATIONAL         9.250%, 2007      5,000       5,026        5,163 (d)(f)
     TCW GEM II 144A FLT       7.188%, 2012     25,000      23,754       23,750 (f)
     TENET HEALTHCARE CO       8.625%, 2003      7,000       6,981        7,263 (f)
     TITAN WHEEL INT`L IN      8.750%, 2007      4,100       4,080        4,305 (f)
     TRICO MARINE SERVICE      8.500%, 2005      3,000       2,985        3,041 (d)(f)
     TYSON FOODS               6.410%, 2000     10,000      10,006       10,072 (f)
     UNION TANK CAR            6.500%, 2008      7,107       7,096        7,173 (f)
     UNITED AIR 1991A-1        9.200%, 2008      4,466       4,188        5,012
     US WEST CAP               6.850%, 2002     15,500      15,493       15,788 (f)
     UNIVERSAL OUTDOOR         9.750%, 2006      5,000       4,971        5,625 (f)
     VENCOR INC                8.625%, 2007      4,000       4,012        4,010 (f)
     VIACOM INC                6.750%, 2003      5,000       4,996        4,946
     WALBRO 144A              10.125%, 2007      3,000       3,040        3,060 (f)
     WHITMAN CORP              6.250%, 2000      5,000       4,960        5,016 (f)
     WYMAM GORDON CO           8.000%, 2007      1,000         993        1,014 (f)
     ANTENNA TV SA 144A        9.000%, 2007      5,000       4,905        5,006 (d)(f)


                                             Bal. held
                                             at 12-31-97
                                             Principal
                                             Amount of      Cost       Value at
                                               Bonds       (Notes      12-31-97
Name of Issuer and Titles of Issue           and Notes    a and c)     (Note a)
     REYNOLDS METALS CAN       6.625%, 2002     19,500      19,649       19,662 (f)
     COTT CORPORATION          8.500%, 2007      2,500       2,518        2,541 (f)
     FIBERGLASS CAD INC        9.800%, 1998      5,000       5,028        5,103 (d)
     ISPMEX 144A LIQUID       10.125%, 2003      5,000       5,000        5,150 (d)(f)
     REPAP NEW BRUNSWICK       9.875%, 2000      7,000       7,093        7,105 (f)
     STENA AB                 10.500%, 2005      3,000       3,000        3,285
     TARKETT 9.00              9.000%, 2002      3,650       3,721        3,700 (f)
     TEEKAY SHIPPING CORP      8.320%, 2008      3,000       3,030        3,060 (f)
     TELEWEST PLC              9.625%, 2006      2,000       2,000        2,100

  Total Industrial                             794,298     795,190      809,495

  Total Other Bonds and Notes                2,982,400   2,982,062    3,034,007

  Total Bonds and Notes                      2,982,765   2,982,425    3,034,376

                                             Bal. Held
                                             at 12-31-97    Cost       Value at
                                             Number of     (Notes      12-31-97
Name of Issuer and Titles of Issue             Shares     a and c)     (Note a)

  Preferred Stock

  Public Utility

     ALLTEL 7.75 $100 PAR      7.750%, 2005     21,234       2,139        2,145 (d)
     AMERICAN WTRWRKS $25      8.500%, 2000    800,000      20,000       21,000 (b)(d)
     AMERITECH NZ A $100       7.040%, 2001     40,000       4,157        4,270 (d)(f)
     APPALACHIAN PWR $100      6.850%, 2004     30,000       3,004        3,174
     APPALACHIAN PWR $100      5.900%, 2008     10,000         997        1,047 (f)
     APPALACHIAN PWR $100      5.920%, 2008     11,000       1,089        1,106
     ARIZONA PUB SVC $100     10.000%, 2001     91,034       9,496        9,695
     ATLANTIC CITY EL 100      7.800%, 2006     90,000       8,988        9,703
     ATLANTIC CITY EL 100      8.200%, 2000     16,500       1,649        1,675
     BALTIMORE G&E $100        8.625%, 2000     19,328       1,933        1,975
     BELL ATLANTIC NZ144A      7.080%, 2001     25,000       2,634        2,737 (d)(f)
     BELL ATL NZ$100 144A      5.800%, 2004    100,000      10,000       10,275 (d)
     BOSTON EDISON $100        8.000%, 2001     90,000       9,000        9,709
     CENTRAL ILL LT $100       5.850%, 2008     65,000       6,509        6,711
     COMMWLTH ED $100 PVT      8.200%, 2002     52,556       5,151        5,308 (d)
     COMMONWEALTH EDISON       8.850%, 2003     58,500       5,926        6,025 (b)(d)
     CON EDISON $100 SR J      6.125%, 2002    150,000      15,036       15,469
     CON EDISON 7.2 SER I      7.200%, 2007     32,550       3,274        3,420
     DUKE ENERGY $100 V        6.400%, 2002     30,000       3,000        3,103
     DUKE ENRGY $100 SR U      6.300%, 2001     30,000       3,000        3,073
     DUKE ENRGY $100 SR T      6.200%, 2000     30,000       3,000        3,060
     DUKE ENRGY 1992D $25      6.200%, 2001    200,000       5,004        5,100
     DUKE ENRGY 1992C $25      6.100%, 2000    250,000       6,263        6,344
     DUKE ENRGY 1992B $25      5.950%, 1999     15,000         377          379 (f)
     EASTERN EDISON $100       6.625%, 2008    210,000      20,925       22,155
     ENTERGY ARKANSAS $25      9.920%, 2002     77,285       1,998        2,048
     ENTERGY LA INC PFD        8.000%, 2001     70,000       7,000        7,267
     ENTERGY LA   $100         7.000%, 1999     80,000       8,001        8,130
     GREEN MTN PWR CL-D/3      8.625%, 2000     42,000       4,200        4,281 (b)(d)


                                             Bal. Held
                                             at 12-31-97    Cost       Value at
                                             Number of     (Notes      12-31-97
Name of Issuer and Titles of Issue             Shares     a and c)     (Note a)
     HAWAII ELEC $100          8.500%, 2005     50,000       5,124        5,238 (b)(d)
     MAUI ELEC $100            8.500%, 2005     50,000       5,101        5,238 (b)(d)
     INDIANA MICH POWER        6.300%, 2009     52,250       5,222        5,349
     IND MICH POWER $100       6.250%, 2009     20,000       2,006        2,041 (f)
     INDIANA MICHIGAN PWR      5.900%, 2009     32,500       3,118        3,260
     JERSEY CENTRAL P&L        8.650%, 2005    110,400      11,274       11,758
     JERSEY CENTRAL P & L      8.480%, 2000     17,000       1,703        1,740
     LONG ISL LGT SER AA       7.940%, 2000    273,600       6,882        7,148
     LOUISVILLE G&E PFD        5.875%, 2008     12,000       1,197        1,235 (f)
     MAINE YANKEE $100         7.480%, 2001     29,103       2,845        2,881
     MIDAMERICAN ENERGY        7.800%, 2006     73,300       7,573        8,058
     MN P & L  144A $100       7.125%, 2002     50,000       4,978        5,049 (b)(d)
     MN P&L 144A  6.70         6.700%, 2002    100,000      10,000       10,450 (b)(d)
     NJ NATL GAS 100 144A      7.720%, 2001    200,000      20,000       20,200 (d)
     NO IND PUB SERV $100      8.850%, 2003     31,500       3,162        3,196 (b)(d)
     NO IND PUB SERV $100      6.500%, 2002    114,750      11,945       11,891 (f)
     NORTHWEST NAT GA 100      6.950%, 2002    170,000      17,107       18,424
     OHIO POWER CO $100        5.900%, 2009     36,000       3,531        3,719
     OHI PWR CO $100           6.020%, 2008     10,000         990        1,043
     OHIO PWR CO $100          6.350%, 2008      5,000         507          534
     OTTER TAIL PWR $100       6.300%, 2007    180,000      18,000       18,484
     PECO ENERGY               6.120%, 2003    150,300      14,965       15,443
     PACIFIC GAS & ELEC        6.300%, 2009    112,200       2,751        2,917 (f)
     PACIFIC GAS & ELEC        6.570%, 2007    717,500      18,067       18,745
     PACIFICORP $100 PAR       7.700%, 2001    150,000      15,000       16,106
     POTOMAC ELEC PWR $50      6.800%, 2007    160,800       7,949        8,844
     POTOMAC ELECTRIC          7.780%, 2006    160,000       8,006        8,320
     PRAXAIR INC               7.480%, 2000     70,000       7,064        6,930
     PUB SERV COLO $100        7.500%, 2009    173,368      16,764       17,640 (b)(d)
     PUBLIC SER ELEC & GA      5.970%, 2008      6,000         613          669 (f)
     PUGET SOUND P&L $100      8.000%, 2004      1,666         166          171
     ROCHESTER G&E $100        6.600%, 2009     52,500       5,182        5,555
     ROCHESTER G & E $100      7.650%, 1999     20,000       2,000        2,040
     ROCHESTER G & E $100      7.550%, 1998     67,000       6,702        6,813
     SAN DIEGO G&E $25         1.762%, 2008     59,500       1,587        1,640 (f)
     SO CA EDISON $100         6.050%, 2008     45,000       4,502        4,660 (f)
     SO CA EDISON $100         6.450%, 2002    202,250      20,373       21,085
     SO INDIANA G&E 100        6.500%, 2002     75,000       7,500        7,434 (b)(d)
     TEXAS UTILITIES           6.375%, 2008     54,000       5,431        5,576
     TEXAS UTIL $100 PAR       6.980%, 2008     50,000       5,000        5,460
     UBS PRIVATE SER H         5.040%, 2002         15      15,000       15,225 (b)(d)(f)
     VIRGINIA ELEC & PWR       5.580%, 2000     17,500       1,764        1,766 (f)
     VIRGINIA ELEC & PWR       6.350%, 2000    201,200      20,158       20,711
     WASHINGTON WATER          8.625%, 2000     16,232       1,625        1,661
     WASHINGTON WTR POWER      6.950%, 2007     57,500       5,765        6,307
     WESTERN RESOURCES         7.580%, 2007     76,000       7,850        7,904

  Total Public Utility                       7,049,921     517,799      536,942

  Finance

     ABN AMRO NA FRAP            5.940%         15,000      15,000       15,495 (d)(f)
     COMERICA FRAP               6.840%        150,000       7,796        8,006 (f)
     EURO AMER BANK FRAP         5.840%         10,000      10,000       10,275 (f)
     FLEET FIN 6.59% FRAP        6.590%        130,000       6,662        7,215 (f)


                                            Bal. Held
                                             at 12-31-97    Cost       Value at
                                             Number of     (Notes      12-31-97
Name of Issuer and Titles of Issue             Shares     a and c)     (Note a)
     MORGAN STANLEY GROUP        5.910%        100,000       5,000        5,190 (f)
     PNC BK FRAP SERF            6.050%        440,000      22,160       22,582 (f)
     WELLS FRGO FRAP SERH        6.590%        432,000      22,108       22,734 (f)

  Total Finance                              1,277,000      88,726       91,497

  Industrial

     NORTHBROOK HLDG 1000     6.600%, 2001      10,000      10,000       10,119 (b)(d)(f)
     WHIRLPOOL FIN $100 B     6.550%, 2008     180,000      18,121       19,057    (d)
     WHIRLPL FINL PFD144A     6.090%, 2002      37,000       3,684        3,848 (b)(d)(f)

  Total Industrial                             227,000      31,805       33,024

  Total Preferred Stock                      8,553,921     638,330      661,463

  Other

  Indutrial

     MRS FIELDS                              20,176,717         605           0 (f)

Total Investments in Securities of Unaffiliated Issuers   3,621,360   3,695,839
Total Reserve for Possible Losses on Corporate Issues           605

                                                         $3,620,755  $3,695,839

NOTES:

(a) See notes 1 and 3 to financial statements regarding determination of cost and fair values.

(b) Securities valued by IDS Certificate Company at fair value in the absence of market quotations.

(c) The aggregate cost of investments in securities of unaffiliated issuers for federal income tax purposes was $3,620,013.

(d) Securities acquired in private negotiation which may require registration under federal securities laws if they were to be publicly sold. Also see note 3B to financial statements.

(e)  Non-income producing securities.

(f) Securities classified as available for sale and carried at fair value on the balance sheet. Also see notes 1 and 3A to financial statements.

IDS CERTIFICATE COMPANY                                              SCHEDULE II

Investments in and Advances to Affiliates and Income Thereon

December 31, 1997, 1996 and 1995
($ in thousands)

                                         Balance December 31, 1997
                                                                        Interest
                                                                       Dividends
                                          Principal           Carrying  Credited
                                          Amount or    Cost    Value   to Income
Name of Issuer and Title of Issue        No. of Shares (a)&(c)   (b)       (d)
Wholly Owned Subsidiary (b):
Real Estate Investment Company:
  Investors Syndicate Development Corporation:
      Capital Stock......................         100  $2,998   $6,722        $0
Other Controlled Company:
Real Estate Development Company:
  Mankato Ventures, First Mortgage Loan..          $0       0        0         0
Other Affiliates (as defined in Sec. 2(a)(3) of the
Investment Company Act of 1940)..........          $0       0        0         0
    Total affiliates...................................$2,998   $6,722        $0

IDS CERTIFICATE COMPANY                                              SCHEDULE II

Investments in and Advances to Affiliates and Income Thereon

December 31, 1997, 1996 and 1995
($ in thousands)

                                         Balance December 31, 1996
                                                                        Interest
                                                                       Dividends
                                           Principal           Carrying Credited
                                          Amount or    Cost    Value   to Income
Name of Issuer and Title of Issue        No. of Shares (a)&(c)   (b)       (d)
Wholly Owned Subsidiary (b):
Real Estate Investment Company:
  Investors Syndicate Development Corporation:
      Capital Stock......................         100  $2,998   $6,444        $0
Other Controlled Company:
Real Estate Development Company:
  Mankato Ventures, First Mortgage Loan..          $0       0        0        36
Other Affiliates (as defined in Sec. 2(a)(3) of the
Investment Company Act of 1940)..........          $0       0        0         0
    Total affiliates...................................$2,998   $6,444       $36

IDS CERTIFICATE COMPANY                                              SCHEDULE II

Investments in and Advances to Affiliates and Income Thereon

December 31, 1997, 1996 and 1995
($ in thousands)

                                         Balance December 31, 1995
                                                                        Interest
                                                                       Dividends
                                           Principal           Carrying Credited
                                          Amount or    Cost    Value   to Income

Name of Issuer and Title of Issue        No. of Shares (a)&(c)   (b)       (d)

Wholly Owned Subsidiary (b):
Real Estate Investment Company:
  Investors Syndicate Development Corporation:
      Capital Stock......................         100  $2,998   $5,193        $0
Other Controlled Company:
Real Estate Development Company:
  Mankato Ventures, First Mortgage Loan..        $462     462      462        56
Other Affiliates (as defined in Sec. 2(a)(3) of the
Investment Company Act of 1940)..........          $0       0        0         0
    Total affiliates...................................$3,460   $5,655       $56

IDS CERTIFICATE COMPANY                                              SCHEDULE II

Investments in and Advances to Affiliates and Income Thereon

December 31, 1997, 1996 and 1995
($ in thousands)

NOTES:

(a) The aggregate cost for federal income tax purposes at December 31, 1997, 1996 and 1995 was $6,776 $5,159 and $5,526 respectively, subject to possible adjustment in certain circumstances under consolidated income tax return regulations.

(b) Investments in stocks of wholly owned subsidiaries are carried at cost adjusted for equity in undistribute net income since organization or acquisition of the subsidiaries.

(c) Changes in investment in affiliate during the three years ended December 31, 1997 are summarized below:

                                             Cost at    Additions (Deductions)        Cost at

        Name of Issuer and                   Dec. 31,                                 Dec. 31,
        Title of Issue                       1994         1995        1996     1997    1997
        ----------------------------       -----------   -------     -------  ------  -------
        Mankato Ventures,
          First Mortgage

            Loan                                  $580      (118)     (462)    0        $0

(d) There were no dividends or interest earned which were not credited to income.


    IDS CERTIFICATE COMPANY                                                                               SCHEDULE III
    Mortgage Loans on Real Estate and Interest Earned on Mortgages

    Year Ended December 31, 1997
    ($ in thousands)

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
    Description (a)                                         loans    (b)      and (i)    Total        (d)        forclosed
    First mortgages:

    Insured by Federal Housing Administration - liens on:

    Residential - under $100                                    0                   0          0            0              0
    Apartment and business - under $100                         0                   0          0            0              0

    Total                                                       0                   0          0            0              0

    Partially guaranteed under Servicemen's Readjustment Act of 1944, as amended
    - liens on:

    Residential - under $100                                    0                   0          0            0              0
    Apartment and business - under $100                         0                   0          0            0              0

    Total                                                       0                   0          0            0              0

    Other - liens on:

    Residential                                                 0                   0          0            0              0
    Apartment and business:
    Under $100                                                  2                 190        190            0              0
    $100 to $150                                                0                   0          0            0              0
    $150 to $200                                                1                 163        163            0              0
    $200 to $250                                                2                 442        442            0              0
    $250 to $300                                                0                   0          0            0              0
    $300 to $350                                                2                 624        624            0              0
    $350 to $400                                                4               1,240      1,501            0              0
    $400 to $450                                                0                   0          0            0              0
    $450 to $500                                                0                   0          0            0              0
    Over $500:

    Loan No.         Mortgagor            Property Location

    20-00001    NSP, LTD                  Bloomington, MN       1                 586        586            0              0
    20-00002    CCH-Space Center          Austin, TX            1               1,961      1,961            0              0
    21-47106    1225 No. County Road 18 LTPlymouth, MN          1               1,634      1,634            0              0
    21-47110    Lloyd Engelsma            Brooklyn Park, MN     1               2,210      2,210            0              0


                                                            Part 1 -        Mortgage loans on real estate at end of period
                                                                                       Amount of principal
                                                                                       unpaid at end of period
                                                                             Carrying               Subject       Amount
    Description (a)                                                         amount of                  to            of
                                                            Number  Prior   mortgages              delinquent    mortgages
    Over $500:                                                of    liens   (c),(g),(h)             interest       being
    Loan No.         Mortgagor            Property Location loans    (b)      and (i)    Total        (d)        forclosed
    21-47116    McCaughey Dev. AssociationMadison, WI           1               1,131      1,131            0              0
    21-47128    Century Income Properties Brookfield,WI         1               1,819      1,819            0              0
    21-47139    Treasurer's Island Inc.   Eagan, MN             1               1,487      1,487            0              0
    21-47140    Harbour Run LTD           MentorOnTheLake,OH    1               4,057      4,057            0              0
    21-47141    John E. Smith             Lafayette, IN         1               3,479      3,479            0              0
    21-47142    34th Street Properties ParGainsville, FL        1               9,981      9,981            0              0
    21-47144    Turnquist, Inc.           Brooklyn Park, MN     1               4,016      4,016            0              0
    21-47147    Columbus Real Estate Co.  Hilliard, OH          1               7,551      7,551            0              0
    21-47150    Bircain Apartment Company Gladstone, MO         1               2,408      2,408            0              0
    21-47152    Richard D. Fownes Trustee Boston, MA            1               3,245      3,245            0              0
    21-47154    Kenneth Grandberg Trustee Randolph, MA          1               3,084      3,084            0              0
    21-47157    John A. Belanich          Tampa, FL             1               3,566      3,566            0              0
    21-47158    Grande Associates         South River, NJ       1               4,081      4,081            0              0
    21-47159    Grande Associates         Marlton, NJ           1               3,647      3,647            0              0
    21-47160    James Esshaki DBA         Taylor MI             1               5,963      5,963            0              0
    21-47164    K & M Hamilton DevelopmentHalmilton, OH         1               5,689      5,689            0              0
    21-47165    Bowling Freen Partnership Sussex, WI            1               2,604      2,604            0              0
    21-47167    Wilder Corp of Delaware   Ruskin, FL            1               5,453      5,453            0              0
    21-47168    Wilder Corp of Delaware  Riverview, FL          1               3,010      3,010            0              0
    21-47172    Dial Reit Inc.           Fremont, NE            1               2,904      2,904            0              0
    21-47173    Cinram Associates        Fairfield, NJ          1               3,811      3,811            0              0
    21-47179    Morrestown Office Center Morrestown, NJ         1               2,671      2,671            0              0
    21-47181    Westlake #1 Limited PartnCharlotte, NC          1               2,276      2,276            0              0



                                                            Part 1 -        Mortgage loans on real estate at end of period
                                                                                       Amount of principal
                                                                                       unpaid at end of period
                                                                             Carrying               Subject       Amount
    Description (a)                                                         amount of                  to            of
                                                            Number  Prior   mortgages              delinquent    mortgages
    Over $500:                                                of    liens   (c),(g),(h)             interest       being
    Loan No.         Mortgagor            Property Location loans    (b)      and (i)    Total        (d)        forclosed
    21-47184     Mcnab Commerce Center AssPompano Beach, FL     1               2,135      2,135            0              0
    21-47186     Mack Edison Company      Edison, NJ            1               6,495      6,495            0              0
    21-47187     Industrial Development AsMebane, NC            1               2,481      2,481            0              0
    21-47190     Dial Reit Inc.           Davenport, IA         1               4,021      4,021            0              0
    21-47191     SSC Associates Ltd PtnshpSt. Claire Shores,    1               6,051      6,051            0              0
    21-47192     Tree Trail Village AssociNorcross, GA          1               6,542      6,542            0              0
    21-47194     Briar Development CompanyTacoma, WA            1               4,082      4,082            0              0
    21-47195     Tipotex Inc.             Pharr, TX             1               1,809      1,809            0              0
    21-47196     Wilder Corporation       Pharr, TX             1               3,930      3,930            0              0
    21-47197     Wilder Corporation       Alamo, TX             1                 927        927            0              0
    21-47198     Investors Real Estate TruGrand Forks, ND       1               4,037      4,037            0              0
    21-47199     Warren and Kelso Company Cheltenham Twsp, P    1               2,804      2,804            0              0
    21-47201     Oakland Park Festival CtrOakland Park, FL      1               4,200      4,200            0              0
    21-47202     Lakewood West Ltd PartnerLakewood, CO          1               4,070      4,070            0              0
    21-47204     Fort Walton              Mary Esther, FL       1               3,011      3,011            0              0
    21-47205     Kavanaugh                Tucson, AZ            1               3,746      3,746            0              0
    21-47206     Hicker                   Albequerque, NM       1               5,617      5,617            0              0
    21-47207     Newport VII              Albequerque, NM       1               2,503      2,503            0              0
    21-47208     Newport VI               Albequerque, NM       1                 981        981            0              0
    21-47209     Fountain Lake            Brandeton, FL         1               4,751      4,751            0              0
    21-47210     Orion                    West Haven, CT        1               4,439      4,439            0              0
    21-47211     Plaza 7000               Greenwood Village,    1               2,474      2,474            0              0
    21-47212     Howard Lake-Maple Plain  Howard Lake, MN       1               1,385      1,385            0              0
    21-47213     Crec-Plymouth            Plymouth, MN          1                 989        989            0              0
    21-47214     West Health Inc.         Plymouth, MN          1              10,735     10,735            0              0
    21-47215     Invespro                 Urbandale, IA         1               3,496      3,496            0              0
    21-47216     Invespro                 Urbandale, IA         1               2,753      2,753            0              0
    21-47217     Airport                  Tempe, AZ             1               5,365      5,365            0              0
    21-47218     D&R Northpoin            Sterling, VA          1               1,984      1,984            0              0
    21-47219     NewPort IX               Albequerque, NM       1               2,696      2,696            0              0
    21-47223     Westwood Plaza           Houston, TX           1               3,850      3,850            0              0
    0-3027654    DFB Associates           Costa Mesa, CA        1                 940        940            0              0
    0-3031967    Special Partnership      St. Anthony, MN       1                 501        501            0              0

                                                               71             212,783    213,044            0              0

    Total Other                                                71             212,783    213,044            0              0

    Unallocated Reserve for Losses                                                350

    Total First Mortgage Loans on Real Estate                  71             212,433    213,044            0              0


                                                                      Part 2 -

                                                                        Interest earned on mortgages

                                                                                         Average
                                                                                        gross rate
                                                                         Interest      of interest
                                                                          due and      on mortgages
                                                                          accrued      held at end
                                                                         at end of      of period
    Description (a)                                                      period (e)        (f)

    First mortgages:

    Insured by Federal Housing Administration - liens on:

    Residential - under $100                                                                  0.000%
    Apartment and business - under $100                                                       0.000%

    Total                                                                                     0.000%

    Partially guaranteed under Servicemen's Readjustment Act of 1944, as amended
    - liens on:

    Residential - under $100                                                                  0.000%
    Apartment and business - under $100                                                       0.000%

    Total                                                                                     0.000%

    Other - liens on:

    Residential                                                                               0.000%
    Apartment and business:
    Under $100                                                                                9.520%
    $100 to $150                                                                              0.000%
    $150 to $200                                                                              8.750%
    $200 to $250                                                                              9.819%
    $250 to $300                                                                              0.000%
    $300 to $350                                                                             10.584%
    $350 to $400                                                                              8.873%
    $400 to $450                                                                              0.000%
    $450 to $500                                                                              0.000%
    Over $500:

    Loan No.         Mortgagor                      Property Location

    20-00001    NSP, LTD                            Bloomington, MN                           8.750%
    21-46978    Kraus Anderson                      Burnsville, MN                            8.000%
    21-47106    1225 No. County Road 18 LTD         Plymouth, MN                              8.000%
    21-47110    Lloyd Engelsma                      Brooklyn Park, MN                         8.750%


                                                                      Part 2 -

                                                                        Interest earned on mortgages

                                                                                         Average
                                                                                        gross rate
                                                                         Interest      of interest
    Description (a)                                                       due and      on mortgages
                                                                          accrued      held at end
    Over $500:                                                           at end of      of period
    Loan No.         Mortgagor                      Property Location    period (e)        (f)
    21-47116    McCaughey Dev. Association          Madison, WI                               8.500%
    21-47128    Century Income Properties Fund      Brookfield,WI                             8.250%
    21-47139    Treasurer's Island Inc.             Eagan, MN                                 8.625%
    21-47140    Harbour Run LTD                     MentorOnTheLake,OH                        9.000%
    21-47141    John E. Smith                       Lafayette, IN                            10.000%
    21-47142    34th Street Properties Partnership  Gainsville, FL                            7.050%
    21-47144    Turnquist, Inc.                     Brooklyn Park, MN                         8.875%
    21-47147    Columbus Real Estate Co.            Hilliard, OH                              7.500%
    21-47150    Bircain Apartment Company LP        Gladstone, MO                             7.250%
    21-47152    Richard D. Fownes Trustee           Boston, MA                                8.000%
    21-47154    Kenneth Grandberg Trustee           Randolph, MA                              8.250%
    21-47157    John A. Belanich                    Tampa, FL                                 8.750%
    21-47158    Grande Associates                   South River, NJ                           7.500%
    21-47159    Grande Associates                   Marlton, NJ                               7.500%
    21-47160    James Esshaki DBA                   Taylor MI                                 8.500%
    21-47164    K & M Hamilton Development Co.      Halmilton, OH                             8.125%
    21-47165    Bowling Freen Partnership           Sussex, WI                                8.625%
    21-47167    Wilder Corp of Delaware             Ruskin, FL                                9.625%
    21-47168    Wilder Corp of Delaware             Riverview, FL                             9.625%
    21-47172    Dial Reit Inc.                      Fremont, NE                               9.250%
    21-47173    Cinram Associates                   Fairfield, NJ                             9.125%
    21-47179    Morrestown Office Center            Morrestown, NJ                            8.625%
    21-47181    Westlake #1 Limited Partnership     Charlotte, NC                             8.250%


                                                                      Part 2 -

                                                                         Interest earned on mortgages

                                                                                         Average
                                                                                        gross rate
                                                                         Interest      of interest
    Description (a)                                                       due and      on mortgages
                                                                          accrued      held at end
    Over $500:                                                           at end of      of period
    Loan No.         Mortgagor                      Property Location    period (e)        (f)
    21-47184     Mcnab Commerce Center Association  Pompano Beach, FL                         8.250%
    21-47186     Mack Edison Company                Edison, NJ                                8.000%
    21-47187     Industrial Development Association Mebane, NC                                8.125%
    21-47190     Dial Reit Inc.                     Davenport, IA                             8.000%
    21-47191     SSC Associates Ltd Ptnshp          St. Claire Shores, MI                     7.125%
    21-47192     Tree Trail Village Association     Norcross, GA                              8.250%
    21-47194     Briar Development Company          Tacoma, WA                                8.750%
    21-47195     Tipotex Inc.                       Pharr, TX                                 9.125%
    21-47196     Wilder Corporation                 Pharr, TX                                 9.125%
    21-47197     Wilder Corporation                 Alamo, TX                                 9.125%
    21-47198     Investors Real Estate Trust        Grand Forks, ND                           7.625%
    21-47199     Warren and Kelso Company           Cheltenham Twsp, PA                       8.125%
    21-47201     Oakland Park Festival Ctr          Oakland Park, FL                          7.750%
    21-47202     Lakewood West Ltd Partnership      Lakewood, CO                              7.750%
    21-47204     Fort Walton                        Mary Esther, FL                           8.125%
    21-47205     Kavanaugh                          Tucson, AZ                                8.000%
    21-47206     Hicker                             Albequerque, NM                           8.250%
    21-47207     Newport VII                        Albequerque, NM                           8.125%
    21-47208     Newport VI                         Albequerque, NM                           8.125%
    21-47209     Fountain Lake                      Brandeton, FL                             8.375%
    21-47210     Orion                              West Haven, CT                            7.875%
    21-47211     Plaza 7000                         Greenwood Village,CO                      7.625%
    21-47212     Howard Lake-Maple Plain            Howard Lake, MN                           7.750%
    21-47213     Crec-Plymouth                      Plymouth, MN                              7.750%
    21-47214     West Health Inc.                   Plymouth, MN                              7.750%
    21-47215     Invespro                           Urbandale, IA                             8.375%
    21-47216     Invespro                           Urbandale, IA                             8.375%
    21-47217     Airport                            Tempe, AZ                                 8.375%
    21-47218     D&R Northpoin                      Sterling, VA                              8.500%
    21-47219     NewPort IX                         Albequerque, NM                           7.850%
    21-47223     Westwood Plaza                     Houston, TX                               7.500%
    0-3027654    DFB Associates                     Costa Mesa, CA                            9.500%
    0-3031967    Special Partnership                St. Anthony, MN                           9.250%

                                                                                              8.212%

    Total Other                                                                               8.212%

    Unallocated Reserve for Losses

    Total First Mortgage Loans on Real Estate                                                 8.212%


    Part 3 - Location of mortgaged properties
    ($ in thousands)

                                                           Amount of principal
                                                         unpaid at end of period

                                             Carrying                    Subject
         State in                           amount of                      to         Amount of
     which mortgaged    Number     Prior    mortgages                  delinquent     mortgages
         property         of       liens    (c), (g),                   interest        being
        is located       loans      (b)    (h) and (i)      Total          (d)       foreclosed
    Arizona                   2                  9,111         9,111
    California                3                  1,382         1,382
    Colorado                  2                  6,544         6,544
    Connecticut               1                  4,439         4,439
    Florida                   8                 36,107        36,107
    Georgia                   1                  6,542         6,542
    Indiana                   1                  3,479         3,479
    Iowa                      3                 10,270        10,270
    Massachusetts             2                  6,329         6,329
    Michigan                  2                 12,014        12,014
    Minnesota                11                 23,962        23,962
    Missouri                  1                  2,408         2,408
    Nebraska                  1                  2,904         2,904
    New Jersey                6                 21,086        21,086
    New Mexico                4                 11,798        11,798
    North Carolina            2                  4,757         4,757
    North Dakota              1                  4,037         4,037
    Ohio                      3                 17,297        17,297
    Oklahoma                  3                    864           864
    Pennsylvania              1                  2,804         2,804
    South Dakota              1                    358           358
    Texas                     7                 12,671        12,932
    Virginia                  1                  1,984         1,984
    Washington                1                  4,082         4,082
    Wisconsin                 3                  5,554         5,554

                             71                212,783       213,044             0             0

    Unallocated Reserve

    for Losses                                     350

    Total                    71                212,433       213,044             0             0

    NOTES:

    (a)  The  classification   "residential"  includes  single  dwellings  only.
         Residential   multiple   dwellings  are  included  in  "apartment   and
         business".

    (b) Real estate taxes and easements, which in the opinion of the Company are not undue burden on the properties, have been excluded from the determination of "prior liens".

    (c) In this schedule III, carrying amount of mortgage loans represents unpaid principal balances plus unamortized premiums less unamortized discounts and reserve for loss.

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

    (f) Information as to interest income by type and class of loan has been omitted because it is not readily available and the obtaining thereof would involve unreasonable effort and expense. I lieu thereof, the average gross interest rates (exclusive of amortization of discounts and premiums) on mortgage loans held at December 31, 1997 are shown by type and class of loan.

         The average gross interest rates on mortgage loans held at December 31, 1997, 1996 and 1995 are summarized as follows:


                                                            1997      1996      1995

         First mortgages:

              Insured by Federal Housing Administration    0.000%    0.000%    0.000%
              Partially guaranteed under Servicemen's
                Readjustment Act of 1944, as am             0.00      0.00      0.000
              Other                                         8.21      8.45      8.901

                    Combined average                       8.212%    8.450%    8.901%

    (g) Following is a reconciliation of the carrying amount of mortgage loans for the years ended December 31, 1997, 1996 and 1995.


                                                 1997      1996      1995
         Balance at beginning of period        $218,697  $233,394  $253,968

         Additions during period:
           New loans acquired:

             Nonaffiliated companies             45,200    18,301     9,000
           Amortization of discount/ premium          0         0         0

                 Total additions                 45,200    18,301     9,000

                                                263,897   251,695   262,968

         Deductions during period:

           Collections of principal              51,464    32,998    29,533
           Cost of mortgages sold                     0         0        41

               Total deductions                  51,464    32,998    29,574

         Balance at end of period              $212,433  $218,697  $233,394

    (h) The aggregate cost of mortgage loans for federal income tax purposes at December 31, 1997 was $213,044.

    (i) At December 31, 1997, a reserve for loss of $611 is recorded which represents $261 on impaired mortgage loans and $350 of unallocated reserves.

    (j) New loans acquired during 1996 include $2,000 of proceeds received from sale of real estate in lieu of cash.


IDS CERTIFICATE COMPANY                                                              SCHEDULE V

Qualified Assets on Deposit

December 31, 1997
($ thousands)

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

    Illinois - Secretary of

      State of Illinois                    $50          $0          $0          $0          $50

    New Jersey - Commissioner
      of Banking and Insurance

      of New Jersey                         49           0           0           0           49


    Pennsylvania - Treasurer
      of the State of

      Pennsylvania                         149           0           0           0          149


    Texas - Treasurer of the

      State of Texas                       115           0           0           0          115

    Total deposits with states or their
    depositaries to meet requirements

    of statues and agreements              363           0           0           0          363

Central depositary - American

  Express Trust Company              2,941,567     638,936     212,433      33,569    3,826,505

    Total                           $2,941,930    $638,936    $212,433     $33,569   $3,826,868


Notes:

  (a)  Represents amortized cost of bonds and notes.
  (b)  Represents average cost of individual issues of stocks.
  (c) Represents unpaid principal balance of mortgage loans less unamortized discounts and reserve for losses.
  (d) Represents amortized cost of purchased call options and interest rate floors of $33,364 and $205, respectively.

                                                                                         Schedule VI

IDS CERTIFICATE COMPANY

Certificate Reserves

Part 1 - Summary of Changes

Year ended December 31, 1997                                               Balance at beginning of period
($ in thousands)                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves

Installment certificates:
Reserves to mature:

Series 15, includes extended maturities           2.40 Inst/2.50 Ext.           0  $          0             0
  "    20,     "        "        "                2.52 Inst/2.50 Ext.          21           256           224
  "    15A,    "        "        "                2.66 Inst/3.04 Ext.          14           341           314
  "    22A,    "        "        "                       3.09               1,545        29,381        23,187
  "    I-76,   "        "        "                       3.35                 822        19,231         8,788
  "    Reserve Plus Flexible Payment                   (note a)               372         3,475         1,735
  "    IC-Q-Installment                                (note a)               142         1,436           631
  "    IC-Q-Ins                                        (note a)            14,496       180,394        79,289
  "    IC-Q-Ins Emp                                    (note a)                73           914           338
  "    IC-1                                            (note a)            61,488     1,103,589       219,654
  "    IC-1-Emp                                        (note a)               425         7,490         1,546
  "    Inst                                            (note a)                 0             0             0
  "    Inst-Emp                                        (note a)                 0             0             0
  "    RP-Q-Installment                                (note a)               250         3,368         2,109
  "    RP-Q-Flexible Payment                           (note a)                22           300           118
  "    RP-Q-Ins                                        (note a)               403         8,093         2,733
  "    RP-Q-Ins Emp                                    (note a)                 5           176            26
  "    RP-1                                            (note a)               494        15,371         3,366
  "    RP-1-Emp                                        (note a)                 5         1,292            14
  "    Inst-R                                          (note a)                 0             0             0
  "    Inst-R-Emp                                      (note a)                 0             0             0

Total                                                                      80,577     1,375,107       344,072

Payments made in advance of certificate
year requirements and accrued interest
thereon:
Series 15, includes extended maturities                    2              Not           Not                 0
  "    20,     "        "        "                         2            Readily      Applicable            12
  "    15A,    "        "        "                         3           Available                           15
  "    22A,    "        "        "                         3                                              798
  "    I-76,   "        "        "                        3.5                                             373

Total                                                                                                   1,198


                                                                            Additions
                                                                                                    Charged
                                                         Yield          Charged       Reserve       to other
                                                      to maturity      to profit    payments by     accounts
                                                     on an annual       and loss    certificate       (per
Description                                          payment basis     or income      holders       part 2)
Installment certificates:
Reserves to mature:

Series 15, includes extended maturities           2.40 Inst/2.50 Ext.           0             0             0
  "    20,     "        "        "                2.52 Inst/2.50 Ext.           5             1             2
  "    15A,    "        "        "                2.66 Inst/3.04 Ext.           4             1             2
  "    22A,    "        "        "                       3.09                 607           324         2,566
  "    I-76,   "        "        "                       3.35                 286           318            36
  "    Reserve Plus Flexible Payment                   (note a)                 0           255            48
  "    IC-Q-Installment                                (note a)                 0            86            17
  "    IC-Q-Ins                                        (note a)                 0         9,109         1,760
  "    IC-Q-Ins Emp                                    (note a)                 0            54            10
  "    IC-1                                            (note a)                 0        91,361         7,043
  "    IC-1-Emp                                        (note a)                 0           701            61
  "    Inst                                            (note a)                 0         1,843            12
  "    Inst-Emp                                        (note a)                 0             6             0
  "    RP-Q-Installment                                (note a)                 0            43            61
  "    RP-Q-Flexible Payment                           (note a)                 0             2             3
  "    RP-Q-Ins                                        (note a)                 0           152            62
  "    RP-Q-Ins Emp                                    (note a)                 0             1             1
  "    RP-1                                            (note a)                 0         1,152           106
  "    RP-1-Emp                                        (note a)                 0             1             0
  "    Inst-R                                          (note a)                 0            42             0
  "    Inst-R-Emp                                      (note a)                 0             0             0

Total                                                                         902       105,452        11,790

Payments made in advance of certificate
year requirements and accrued interest
thereon:
Series 15, includes extended maturities                    2                    0             0             0
  "    20,     "        "        "                         2                    0             1             0
  "    15A,    "        "        "                         3                    1             0             0
  "    22A,    "        "        "                         3                   32           202            72
  "    I-76,   "        "        "                        3.5                  17            34             3

Total                                                                          50           237            75



                                                                                     Deductions
                                                                                                    Credited
                                                         Yield                          Cash        to other
                                                      to maturity                    surrenders     accounts
                                                     on an annual                     prior to        (per
Description                                          payment basis     Maturities     maturity      part 2)
Installment certificates:
Reserves to mature:

Series 15, includes extended maturities           2.40 Inst/2.50 Ext.           0             0             0
  "    20,     "        "        "                2.52 Inst/2.50 Ext.          33            39            36
  "    15A,    "        "        "                2.66 Inst/3.04 Ext.          81           127            75
  "    22A,    "        "        "                       3.09               2,863         1,490         6,286
  "    I-76,   "        "        "                       3.35                   0         1,081           237
  "    Reserve Plus Flexible Payment                   (note a)               150           522             0
  "    IC-Q-Installment                                (note a)                37           205             0
  "    IC-Q-Ins                                        (note a)             4,057        38,179            15
  "    IC-Q-Ins Emp                                    (note a)                37           158             0
  "    IC-1                                            (note a)                 0        60,054             0
  "    IC-1-Emp                                        (note a)                 0           595             0
  "    Inst                                            (note a)                 0            48             0
  "    Inst-Emp                                        (note a)                 0             0             0
  "    RP-Q-Installment                                (note a)               113           341            33
  "    RP-Q-Flexible Payment                           (note a)                 2            27             0
  "    RP-Q-Ins                                        (note a)               122         1,060             0
  "    RP-Q-Ins Emp                                    (note a)                 0            14             0
  "    RP-1                                            (note a)                 0         1,193             0
  "    RP-1-Emp                                        (note a)                 0             6             0
  "    Inst-R                                          (note a)                 0             0             0
  "    Inst-R-Emp                                      (note a)                 0             0             0

Total                                                                       7,495       105,139         6,682

Payments made in advance of certificate
year requirements and accrued interest
thereon:
Series 15, includes extended maturities                    2                    0             0             0
  "    20,     "        "        "                         2                    2             1             3
  "    15A,    "        "        "                         3                    4             0             2
  "    22A,    "        "        "                         3                   85            46           365
  "    I-76,   "        "        "                        3.5                   0            61            23

Total                                                                          91           108           393



                                                                            Balance at close of period
                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves

Installment certificates:
Reserves to mature:

Series 15, includes extended maturities           2.40 Inst/2.50 Ext.           0             0             0
  "    20,     "        "        "                2.52 Inst/2.50 Ext.          11           134           124
  "    15A,    "        "        "                2.66 Inst/3.04 Ext.           5            48            38
  "    22A,    "        "        "                       3.09               1,020        21,961        16,045
  "    I-76,   "        "        "                       3.35                 695        16,407         8,110
  "    Reserve Plus Flexible Payment                   (note a)               286         2,605         1,366
  "    IC-Q-Installment                                (note a)               104         1,132           492
  "    IC-Q-Ins                                        (note a)             8,748       106,483        47,907
  "    IC-Q-Ins Emp                                    (note a)                39           511           207
  "    IC-1                                            (note a)            55,233       983,323       258,004
  "    IC-1-Emp                                        (note a)               360         6,142         1,713
  "    Inst                                            (note a)             3,134        66,052         1,807
  "    Inst-Emp                                        (note a)                17           255             6
  "    RP-Q-Installment                                (note a)               199         2,729         1,726
  "    RP-Q-Flexible Payment                           (note a)                18           236            94
  "    RP-Q-Ins                                        (note a)               244         5,083         1,765
  "    RP-Q-Ins Emp                                    (note a)                 3            84            14
  "    RP-1                                            (note a)               412        12,663         3,431
  "    RP-1-Emp                                        (note a)                 3         1,182             9
  "    Inst-R                                          (note a)                18         4,788            42
  "    Inst-R-Emp                                      (note a)                 0             0             0

Total                                                                      70,549     1,231,818       342,900

Payments made in advance of certificate
year requirements and accrued interest
thereon:
Series 15, includes extended maturities                    2              Not           Not                 0
  "    20,     "        "        "                         2            Readily      Applicable             7
  "    15A,    "        "        "                         3           Available                           10
  "    22A,    "        "        "                         3                                              608
  "    I-76,   "        "        "                        3.5                                             343

Total                                                                                                     968



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
  "    I-76,   "        "        "                        3.5                                           2,021
  "    Reserve Plus Flexible Payment                   (note a)                                             0
  "    IC-Q-Installment                                (note a)                                             0
  "    IC-Q-Ins                                        (note a)                                             0
  "    IC-Q-Ins Emp                                    (note a)                                             0
  "    IC-1                                            (note a)                                           266
  "    IC-1-Emp                                        (note a)                                             2
  "    Inst                                            (note a)                                             0
  "    Inst-Emp                                        (note a)                                             0
  "    RP-Q-Installment                                (note a)                                             0
  "    RP-Q-Flexible Payment                           (note a)                                             0
  "    RP-Q-Ins                                        (note a)                                             0
  "    RP-Q-Ins Emp                                    (note a)                                             0
  "    RP-1                                            (note a)                                             4
  "    RP-1-Emp                                        (note a)                                             0
  "    Inst-R                                          (note a)                                             0
  "    Inst-R-Emp                                      (note a)                                             0

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



                                                                                     Additions

                                                                                                    Charged
                                                         Yield          Charged       Reserve       to other
                                                      to maturity      to profit    payments by     accounts
                                                     on an annual       and loss    certificate       (per
Description                                          payment basis     or income      holders       part 2)
Additional credits and accrued interest
thereon:

  "    15, includes extended maturities                   2.5                   0                           0
  "    20,     "        "        "                        2.5                   1       Not                 2
  "    15A,    "        "        "                         3                    0    Applicable             2
  "    22A,    "        "        "                         3                  121                         773
  "    I-76,   "        "        "                        3.5                  65                          90
  "    Reserve Plus Flexible Payment                   (note a)                48                           0
  "    IC-Q-Installment                                (note a)                17                           0
  "    IC-Q-Ins                                        (note a)             1,762                           0
  "    IC-Q-Ins Emp                                    (note a)                10                           0
  "    IC-1                                            (note a)             7,091                           0
  "    IC-1-Emp                                        (note a)                62                           0
  "    Inst                                            (note a)                14                           0
  "    Inst-Emp                                        (note a)                 0                           0
  "    RP-Q-Installment                                (note a)                61                           0
  "    RP-Q-Flexible Payment                           (note a)                 3                           0
  "    RP-Q-Ins                                        (note a)                62                           0
  "    RP-Q-Ins Emp                                    (note a)                 1                           0
  "    RP-1                                            (note a)               106                           0
  "    RP-1-Emp                                        (note a)                 0                           0
  "    Inst-R                                          (note a)                 0                           0
  "    Inst-R-Emp                                      (note a)                 0                           0

Total                                                                       9,424                         867

Reserve for accrued extra contribution 3rd year                             3,934        (4,457)            0
Reserve for accrued extra contribution 6th year                                59          (331)            0
Accrued interest on reserves in default I-76              3.5                   6             0             0
Reserve for additional credits to be allowed

Installment Certificates-Special Additional

Credits I-76                                                                    0             0             0
Accrued for additional credits to be allowed at
next anniversary                                                              330             0             0
Reserve for death and disability refund options                                 0             0             0
Reserve for reconversion of paid-up certificates                                1             0             0

Total installment certificates                                             14,706       100,901        12,732




                                                                                     Deductions
                                                                                                    Credited
                                                         Yield                          Cash        to other
                                                      to maturity                    surrenders     accounts
                                                     on an annual                     prior to        (per
Description                                          payment basis     Maturities     maturity      part 2)
Additional credits and accrued interest
thereon:

Series 15, includes extended maturities                   2.5                   0             0             0
  "    20,     "        "        "                        2.5                   8             8             7
  "    15A,    "        "        "                         3                   16            15            14
  "    22A,    "        "        "                         3                  582           325         1,309
  "    I-76,   "        "        "                        3.5                   0           248            55
  "    Reserve Plus Flexible Payment                   (note a)                 0             0            48
  "    IC-Q-Installment                                (note a)                 0             0            17
  "    IC-Q-Ins                                        (note a)                 0             0         1,762
  "    IC-Q-Ins Emp                                    (note a)                 0             0            10
  "    IC-1                                            (note a)                 0             0         7,045
  "    IC-1-Emp                                        (note a)                 0             0            61
  "    Inst                                            (note a)                 0             0            12
  "    Inst-Emp                                        (note a)                 0             0             0
  "    RP-Q-Installment                                (note a)                 0             0            61
  "    RP-Q-Flexible Payment                           (note a)                 0             0             3
  "    RP-Q-Ins                                        (note a)                 0             0            62
  "    RP-Q-Ins Emp                                    (note a)                 0             0             1
  "    RP-1                                            (note a)                 0             0           106
  "    RP-1-Emp                                        (note a)                 0             0             0
  "    Inst-R                                          (note a)                 0             0             0
  "    Inst-R-Emp                                      (note a)                 0             0             0

Total                                                                         606           596        10,573

Reserve for accrued extra contribution 3rd year                                 0             0             0
Reserve for accrued extra contribution 6th year                                 0             0             0
Accrued interest on reserves in default I-76              3.5                   0             0             6
Reserve for additional credits to be allowed

Installment Certificates-Special Additional

Credits I-76                                                                    0             0             0
Accrued for additional credits to be allowed at
next anniversary                                                                0             0           381
Reserve for death and disability refund options                                 0             0             0
Reserve for reconversion of paid-up certificates                                0             0             0

Total installment certificates                                              8,192       105,843        18,035



                                                                            Balance at close of period
                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves
Additional credits and accrued interest
thereon:

Series 15, includes extended maturities                   2.5                                               0
  "    20,     "        "        "                        2.5             Not           Not                27
  "    15A,    "        "        "                         3            Readily      Applicable             5
  "    22A,    "        "        "                         3           Available                        3,600
  "    I-76,   "        "        "                        3.5                                           1,873
  "    Reserve Plus Flexible Payment                   (note a)                                             0
  "    IC-Q-Installment                                (note a)                                             0
  "    IC-Q-Ins                                        (note a)                                             0
  "    IC-Q-Ins Emp                                    (note a)                                             0
  "    IC-1                                            (note a)                                           312
  "    IC-1-Emp                                        (note a)                                             3
  "    Inst                                            (note a)                                             2
  "    Inst-Emp                                        (note a)                                             0
  "    RP-Q-Installment                                (note a)                                             0
  "    RP-Q-Flexible Payment                           (note a)                                             0
  "    RP-Q-Ins                                        (note a)                                             0
  "    RP-Q-Ins Emp                                    (note a)                                             4
  "    RP-1-Emp                                        (note a)                                             0
  "    Inst-R                                          (note a)                                             0
  "    Inst-R-Emp                                      (note a)                                             0

Total                                                                                                   5,826

Reserve for accrued extra contribution 3rd year                                                        13,889
Reserve for accrued extra contribution 6th year                                                            10
Accrued interest on reserves in default I-76              3.5                                               2
Reserve for additional credits to be allowed

Installment Certificates-Special Additional                               Not           Not
Credits I-76                                                            Readily      Applicable             0
Accrued for additional credits to be allowed at                        Available
next anniversary                                                                                          148
Reserve for death and disability refund options                                                             0
Reserve for reconversion of paid-up certificates                                                           54

Total installment certificates                                                                        363,797



                                                                           Balance at beginning of period
                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves

Fully paid certificates:
Single-payment certificates:

SP 74                                                     3.5                   1             8             8
SP 75                                                     3.5                   2            57            57
SP 76                                                     3.5                 111           871           867
SP 77                                                     3.5                 385         2,696         2,628
SP 78                                                     3.5                 455         3,391         3,200
SP 79                                                     3.5                 522         4,020         3,671
SP 80                                                     3.5                 502         4,086         3,597
SP 81A                                                    3.5                 402         2,372         2,013
SP 82A                                                    3.5                 362         3,606         2,962
SP 82B                                                    3.5                 643         5,702         4,630
SP 83A                                                    3.5                 110           933           747
SP 83B                                                    3.5                 265         2,445         1,925
IC-2-84                                                   3.5               1,029         9,884         7,533
IC-2-85                                                   3.5                 560         5,788         5,630
IC-2-86                                                   3.5                 290         3,229         2,842
IC-2-87                                                   3.5                 371         4,569         3,741
IC-2-88                                                   3.5                 728        10,661         7,902
Reserve Plus Single Payment                            (note a)             1,207         5,678         8,880
Cash Reserve Single Payment                            (note b)                48           231           196
IC-Flexible Savings (formerly Variable Term)           (note d)            93,070       561,761       622,101
IC-Flexible Savings Emp (formerly Variable Term)       (note d)             1,514        14,554        16,801
IC-Preferred Investors                                 (note d)                25        23,523        23,592
IC-Investors                                           (note d)               529       585,856       619,860
IC-Special Deposits                                    (note d)                75        72,990        75,698
IC-1-84                                                (note c)                72           464           502
Cash Reserve Variable Payment                          (note b)               655         3,098         3,992
Cash Reserve Variable Payment-3mo.                     (note e)            50,579       231,063       242,261
IC-Future Value                                        (note f)            19,246       214,452       214,452
IC-Future Value Emp                                    (note f)               377         4,065         4,065
IC-Stock Market                                        (note g)            66,983       238,765       260,128
IC-AEBI Stock Market                                   (note g)                22         3,543         3,770

Total                                                                     241,140     2,024,361     2,150,251



                                                                                     Additions

                                                                                                    Charged
                                                         Yield          Charged       Reserve       to other
                                                      to maturity      to profit    payments by     accounts
                                                     on an annual       and loss    certificate       (per
Description                                          payment basis     or income      holders       part 2)
Fully paid certificates:
Single-payment certificates:

SP 74                                                     3.5                   0             0             0
SP 75                                                     3.5                   0             0             0
SP 76                                                     3.5                   4             0             0
SP 77                                                     3.5                  62             0             0
SP 78                                                     3.5                 102             0             0
SP 79                                                     3.5                 117             0             0
SP 80                                                     3.5                 116             0             0
SP 81A                                                    3.5                  66             0             0
SP 82A                                                    3.5                  96             0             0
SP 82B                                                    3.5                 150             0             0
SP 83A                                                    3.5                  24             0             0
SP 83B                                                    3.5                  63             0             0
IC-2-84                                                   3.5                 239             0             0
IC-2-85                                                   3.5                   0             0           253
IC-2-86                                                   3.5                   0             0           126
IC-2-87                                                   3.5                   0             0           170
IC-2-88                                                   3.5                   0             0           340
Reserve Plus Single Payment                            (note a)                 0             1           332
Cash Reserve Single Payment                            (note b)                 0             0             7
IC-Flexible Savings (formerly Variable Term)           (note d)                 0       340,088        28,442
IC-Flexible Savings Emp (formerly Variable Term)       (note d)                 0         2,843           847
IC-Preferred Investors                                 (note d)                 0       120,448         2,672
IC-Investors                                           (note d)                 0       300,689        34,653
IC-Special Deposits                                    (note d)                 0       182,511         6,238
IC-1-84                                                (note c)                 0             0            21
Cash Reserve Variable Payment                          (note b)                 0           474           147
Cash Reserve Variable Payment-3mo.                     (note e)                 0       249,770         9,532
IC-Future Value                                        (note f)                 0         2,858             0
IC-Future Value Emp                                    (note f)                 0            96             0
IC-Stock Market                                        (note g)                 0       143,624        24,437
IC-AEBI Stock Market                                   (note g)                 0           300           343

Total                                                                       1,039     1,343,702       108,560



                                                                                     Deductions
                                                                                                    Credited
                                                         Yield                          Cash        to other
                                                      to maturity                    surrenders     accounts
                                                     on an annual                     prior to        (per
Description                                          payment basis     Maturities     maturity      part 2)
Fully paid certificates:
Single-payment certificates:

SP 74                                                     3.5                   0             0             0
SP 75                                                     3.5                 725             0            57
SP 76                                                     3.5               1,696            10           136
SP 77                                                     3.5                   0           351           160
SP 78                                                     3.5                   0           531             0
SP 79                                                     3.5                   0           622             9
SP 80                                                     3.5                   0           579             9
SP 81A                                                    3.5                   0           273             0
SP 82A                                                    3.5                   0           683             0
SP 82B                                                    3.5                   0           661             8
SP 83A                                                    3.5                   0           209             0
SP 83B                                                    3.5                   0           276             0
IC-2-84                                                   3.5                   0         1,282             0
IC-2-85                                                   3.5                   0         1,201             0
IC-2-86                                                   3.5                   0           488             0
IC-2-87                                                   3.5                   0           611             0
IC-2-88                                                   3.5                   0         1,507             0
Reserve Plus Single Payment                            (note a)                 0         1,638             5
Cash Reserve Single Payment                            (note b)                 0            25             0
IC-Flexible Savings (formerly Variable Term)           (note d)                 0       244,119             0
IC-Flexible Savings Emp (formerly Variable Term)       (note d)                 0         4,272             0
IC-Preferred Investors                                 (note d)                 0        75,704             0
IC-Investors                                           (note d)                 0       213,763             0
IC-Special Deposits                                    (note d)                 0        69,128             0
IC-1-84                                                (note c)                 0            97             0
Cash Reserve Variable Payment                          (note b)                 0         1,140             0
Cash Reserve Variable Payment-3mo.                     (note e)                 0       277,387             0
IC-Future Value                                        (note f)            10,325        15,134             0
IC-Future Value Emp                                    (note f)               311           192             0
IC-Stock Market                                        (note g)                 0        81,641             0
IC-AEBI Stock Market                                   (note g)                 0         1,697             0

Total                                                                      13,057       995,221           384



                                                                            Balance at close of period

                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves

Fully paid certificates:
Single-payment certificates:

SP 74                                                      3                    1             8             8
SP 75                                                     3.5                   0             0             0
SP 76                                                     3.5                   0             0             0
SP 77                                                     3.5                  64           485           483
SP 78                                                     3.5                 391         2,838         2,771
SP 79                                                     3.5                 448         3,340         3,157
SP 80                                                     3.5                 424         3,430         3,125
SP 81A                                                    3.5                 344         2,056         1,806
SP 82A                                                    3.5                 300         2,793         2,375
SP 82B                                                    3.5                 542         4,890         4,111
SP 83A                                                    3.5                  93           678           562
SP 83B                                                    3.5                 222         2,101         1,712
IC-2-84                                                   3.5                 840         8,234         6,490
IC-2-85                                                   3.5                 440         4,580         4,682
IC-2-86                                                   3.5                 243         2,699         2,480
IC-2-87                                                   3.5                 292         3,853         3,300
IC-2-88                                                   3.5                 598         8,681         6,735
Reserve Plus Single Payment                               3.5                 979         4,640         7,570
Cash Reserve Single Payment                            (note a)                39           218           178
IC-Flexible Savings (formerly Variable Term)           (note b)            99,887       683,370       746,512
IC-Flexible Savings Emp (formerly Variable Term)       (note d)             1,409        13,702        16,219
IC-Preferred Investors                                 (note d)                63        70,037        71,008
IC-Investors                                           (note d)               568       691,996       741,439
IC-Special Deposits                                    (note d)               138       189,063       195,319
IC-1-84                                                (note d)                57           405           426
Cash Reserve Variable Payment                          (note c)               535         2,687         3,473
Cash Reserve Variable Payment-3mo.                     (note b)            48,811       213,126       224,176
IC-Future Value                                        (note e)            17,346       191,851       191,851
IC-Future Value Emp                                    (note f)               328         3,658         3,658
IC-Stock Market                                        (note g)            92,416       312,493       346,548
IC-AEBI Stock Market                                   (note g)                16         2,401         2,716

Total                                                                     267,834     2,430,313     2,594,890



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



                                                                                     Additions

                                                                                                    Charged
                                                         Yield          Charged       Reserve       to other
                                                      to maturity      to profit    payments by     accounts
                                                     on an annual       and loss    certificate       (per
Description                                          payment basis     or income      holders       part 2)
Additional credits and accrued interest thereon:

SP 74                                                     3.5                   0             0             0
SP 75                                                     3.5                   0             0             0
SP 76                                                     3.5                   5             0            26
SP 77                                                     3.5                  68             0            69
SP 78                                                     3.5                 102             0            79
SP 79                                                     3.5                 107             0            85
SP 80                                                     3.5                  97             0            80
SP 81A                                                    3.5                  46             0            39
SP 82A                                                    3.5                  63             0            63
SP 82B                                                    3.5                  96             0            88
SP 83A                                                    3.5                  12             0            12
SP 83B                                                    3.5                  30             0            33
IC-2-84                                                   3.5                 116             0           135
IC-2-85                                                   3.5                 177             0             0
IC-2-86                                                   3.5                  93             0             0
IC-2-87                                                   3.5                 123             0             0
IC-2-88                                                   3.5                 256             0             0
Reserve Plus Single Payment                            (note a)               334             0             0
Cash Reserve Single Payment                            (note b)                 8             0             0
IC-Flexible Savings (formerly Variable Term)           (note d)            32,338             0             0
IC-Flexible Savings Emp (formerly Variable Term)       (note d)             2,868             0             0
IC-Peferred Investors                                  (note d)               983             0             0
IC-Investors                                           (note d)            37,838             0             0
IC-Special Deposits                                    (note d)             6,700             0             0
IC-1-84                                                (note c)                22             0             1
Cash Reserve Variable Payment                          (note b)               154             0             0
Cash Reserve Variable Payment-3mo.                     (note e)             9,657             0             0
IC-Future Value                                        (note f)            18,191             0             0
IC-Future Value Emp                                    (note f)               382             0             0
IC-Stock Market                                        (note g)             2,653             0             0
IC-AEBI Stock Market                                   (note g)               105             0             0

Total                                                                     113,624             0           710



                                                                                     Deductions

                                                                                                    Credited
                                                         Yield                          Cash        to other
                                                      to maturity                    surrenders     accounts
                                                     on an annual                     prior to        (per
Description                                          payment basis     Maturities     maturity      part 2)
Additional credits and accrued interest thereon:

SP 74                                                     3.5                   0             0             0
SP 75                                                     3.5                   0            73             0
SP 76                                                     3.5                 789            12           239
SP 77                                                     3.5               1,913           400           177
SP 78                                                     3.5                   0           540             0
SP 79                                                     3.5                   0           560             9
SP 80                                                     3.5                   0           489             7
SP 81A                                                    3.5                   0           193             0
SP 82A                                                    3.5                   0           490             0
SP 82B                                                    3.5                   0           410             5
SP 83A                                                    3.5                   0           105             0
SP 83B                                                    3.5                   0           129             0
IC-2-84                                                   3.5                   0           620             0
IC-2-85                                                   3.5                   0            11           186
IC-2-86                                                   3.5                   0             5            93
IC-2-87                                                   3.5                   0             5           126
IC-2-88                                                   3.5                   0            19           256
Reserve Plus Single Payment                            (note a)                 0             0           334
Cash Reserve Single Payment                            (note b)                 0             0             8
IC-Flexible Savings (formerly Variable Term)           (note d)                 0         3,584        28,457
IC-Flexible Savings Emp (formerly Variable Term)       (note d)                 0           104         2,672
IC-Preferred Investors                                 (note d)                 0           137           847
IC-Investors                                           (note d)                 0         2,795        34,653
IC-Special Deposits                                    (note d)                 0           179         6,237
IC-1-84                                                (note c)                 0             2            23
Cash Reserve Variable Payment                          (note b)                 0             7           147
Cash Reserve Variable Payment-3mo.                     (note e)                 0           156         9,535
IC-Future Value                                        (note f)             8,060         3,874             0
IC-Future Value Emp                                    (note f)               152            50             0
IC-Stock Market                                        (note g)                 0            97         2,345
IC-AEBI Stock Market                                   (note g)                 0             3           114

Total                                                                      10,914        15,049        86,470



                                                                            Balance at close of period

                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves

Additional credits and accrued interest thereon:

SP 74                                                     3.5             Not           Not                10
SP 75                                                     3.5          Applicable    Applicable             0
SP 76                                                     3.5                                               0
SP 77                                                     3.5                                             529
SP 78                                                     3.5                                           2,787
SP 79                                                     3.5                                           2,959
SP 80                                                     3.5                                           2,665
SP 81A                                                    3.5                                           1,257
SP 82A                                                    3.5                                           1,602
SP 82B                                                    3.5                                           2,675
SP 83A                                                    3.5                                             289
SP 83B                                                    3.5                                             823
IC-2-84                                                   3.5                                           3,171
IC-2-85                                                   3.5                                              84
IC-2-86                                                   3.5                                              41
IC-2-87                                                   3.5                                              58
IC-2-88                                                   3.5                                             120
Reserve Plus Single Payment                            (note a)                                             0
Cash Reserve Single Payment                            (note b)                                             0
IC-Flexible Savings (formerly Variable Term)           (note d)                                         1,575
IC-Flexible Savings Emp (formerly Variable Term)       (note d)                                           144
IC-Preferred Investors                                 (note d)                                            39
IC-Investors                                           (note d)                                         1,733
IC-Special Deposits                                    (note d)                                           414
IC-1-84                                                (note c)                                             9
Cash Reserve Variable Payment                          (note b)                                             0
Cash Reserve Variable Payment-3mo.                     (note e)                                           370
IC-Future Value                                        (note f)                                        55,702
IC-Future Value Emp                                    (note f)                                         1,132
IC-Stock Market                                        (note g)                                         1,486
IC-AEBI Stock Market                                   (note g)                                            43

Total                                                                                                  81,717



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



                                                                                     Additions

                                                                                                    Charged
                                                         Yield          Charged       Reserve       to other
                                                      to maturity      to profit    payments by     accounts
                                                     on an annual       and loss    certificate       (per
Description                                          payment basis     or income      holders       part 2)
Accrued for additional credits to be allowed at next anniversaries:

SP 74                                                                           0             0             0
SP 75                                                                           0             0             0
SP 76                                                                           3             0             0
SP 77                                                                          46             0             0
SP 78                                                                          78             0             0
SP 79                                                                          85             0             0
SP 80                                                                          79             0             0
SP 81A                                                                         41             0             0
SP 82A                                                                         61             0             0
SP 82B                                                                         90             0             0
SP 83A                                                                         12             0             0
SP 83B                                                                         33             0             0
IC-2-84                                                                       137             0             0
IC-2-85                                                                        64             0             0
IC-2-86                                                                        34             0             0
IC-2-87                                                                        44             0             0
IC-2-88                                                                        83             0             0
IC-Stock Market                                                            24,013             0             0
IC-AEBI Stock Market                                                          201             0             0

Total                                                                      25,104             0             0



                                                                                     Deductions

                                                                                                    Credited
                                                         Yield                          Cash        to other
                                                      to maturity                    surrenders     accounts
                                                     on an annual                     prior to        (per
Description                                          payment basis     Maturities     maturity      part 2)
Accrued for additional credits to be allowed at next anniversaries:

SP 74                                                                           0             0             0
SP 75                                                                           0             0             0
SP 76                                                                           0             0            26
SP 77                                                                           0             0            69
SP 78                                                                           0             0            79
SP 79                                                                           0             0            85
SP 80                                                                           0             0            80
SP 81A                                                                          0             0            39
SP 82A                                                                          0             0            63
SP 82B                                                                          0             0            88
SP 83A                                                                          0             0            12
SP 83B                                                                          0             0            33
IC-2-84                                                                         0             0           135
IC-2-85                                                                         0             0            66
IC-2-86                                                                         0             0            34
IC-2-87                                                                         0             0            44
IC-2-88                                                                         0             0            85
IC-Stock Market                                                                 0           362        22,101
IC-AEBI Stock Market                                                            0             0           228

Total                                                                           0           362        23,267



                                                                            Balance at close of period

                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves

Accrued for additional credits to be allowed at next anniversaries:

SP 74                                                                     Not           Not                 0
SP 75                                                                  Applicable    Applicable             0
SP 76                                                                                                       0
SP 77                                                                                                      12
SP 78                                                                                                      37
SP 79                                                                                                      43
SP 80                                                                                                      39
SP 81A                                                                                                     23
SP 82A                                                                                                     18
SP 82B                                                                                                     54
SP 83A                                                                                                      7
SP 83B                                                                                                     16
IC-2-84                                                                                                    65
IC-2-85                                                                                                    33
IC-2-86                                                                                                    16
IC-2-87                                                                                                    23
IC-2-88                                                                                                    43
IC-Stock Market                                                                                        18,318
IC-AEBI Stock Market                                                                                       64

Total                                                                                                  18,811



                                                                           Balance at beginning of period

                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves

R Series Single-Payment certificates:

R-76                                                      3.5                  14           142           115
R-77                                                      3.5                  55           603           479
R-78                                                      3.5                  94           981           716
R-79                                                      3.5                 118         1,309           936
R-80                                                      3.5                 159         2,046         1,382
R-81                                                      3.5                  64           751           443
R-82A                                                     3.5                 279         2,196         1,160
RP-Q                                                   (note a)               744         1,334         2,967
R-II                                                      3.5                 216         2,150           864
RP-84                                                     3.5                 639         8,043         3,077
RP-85                                                     3.5                 188           847         1,008
RP-86                                                     3.5                  68           573           519
RP-87                                                     3.5                 135           861           699
RP-88                                                     3.5                 171         1,091           802
Cash Reserve RP                                        (note b)                12            51            92
IC-Flexible Savings RP                                 (note d)            15,504       122,693       140,300
RP-Preferred Investors                                 (note d)                 1           853           853
Cash Reserve RP-3 mo.                                  (note e)             3,362        29,175        30,481
IC-Flexible Savings RP Emp                             (note d)               422         4,512         5,386
RP-Future Value                                        (note f)            12,266       188,622       188,622
RP-Future Value Emp                                    (note f)               287         5,120         5,120
RP-Stock Market                                        (note g)             7,883        40,098        45,672
D-1                                                    (note a)               230        37,064        42,054

Total                                                                      42,911       451,115       473,747



                                                                                     Additions

                                                                                                    Charged
                                                         Yield          Charged       Reserve       to other
                                                      to maturity      to profit    payments by     accounts
                                                     on an annual       and loss    certificate       (per
Description                                          payment basis     or income      holders       part 2)
R Series Single-Payment certificates:

R-76                                                      3.5                   0             0             6
R-77                                                      3.5                   0             0            22
R-78                                                      3.5                   0             0            33
R-79                                                      3.5                   0             0            45
R-80                                                      3.5                   0             0            63
R-81                                                      3.5                   0             0            21
R-82A                                                     3.5                   0             0            54
RP-Q                                                   (note a)                 0             0           109
R-II                                                      3.5                   0             0            39
RP-84                                                     3.5                   0             0           138
RP-85                                                     3.5                   0             0            47
RP-86                                                     3.5                   0             0            16
RP-87                                                     3.5                   0             0            30
RP-88                                                     3.5                   0             0            36
Cash Reserve RP                                        (note b)                 0             0             2
IC-Flexible Savings RP (formally Variable Term RP)     (note d)                 0        54,367         6,806
RP-Preferred Investors                                 (note d)                 0         3,828           110
Cash Reserve RP-3 mo.                                  (note e)                 0        43,613         1,287
IC-Flexible Savings RP Emp (form. Var Term RP Emp)     (note d)                 0           839           295
RP-Future Value                                        (note f)                 0         1,753             0
RP-Future Value Emp                                    (note f)                 0           268             0
RP-Stock Market                                        (note g)                 0        29,274         4,368
D-1                                                    (note a)                 0         1,468         1,892

Total                                                                           0       135,410        15,419



                                                                                     Deductions

                                                                                                    Credited
                                                         Yield                          Cash        to other
                                                      to maturity                    surrenders     accounts
                                                     on an annual                     prior to        (per
Description                                          payment basis     Maturities     maturity      part 2)
R Series Single-Payment certificates:

R-76                                                      3.5                   0            43             0
R-77                                                      3.5                   0            76             0
R-78                                                      3.5                   0           198             0
R-79                                                      3.5                   0           184             0
R-80                                                      3.5                   0           596             0
R-81                                                      3.5                   0           113             0
R-82A                                                     3.5                   0           234             0
RP-Q                                                   (note a)                 0           672             0
R-II                                                      3.5                   0           190             0
RP-84                                                     3.5                   0           689             0
RP-85                                                     3.5                   0           397             0
RP-86                                                     3.5                   0           211             0
RP-87                                                     3.5                   0           202             0
RP-88                                                     3.5                   0           229             0
Cash Reserve RP                                        (note b)                 0            60             0
IC-Flexible Savings RP (formally Variable Term RP)     (note d)                 0        49,720             0
RP-Preferred Investors                                 (note d)                 0         1,659             0
Cash Reserve RP-3 mo.                                  (note e)                 0        45,794             0
IC-Flexible Savings RP Emp (form. Var Term RP Emp)     (note d)                 0         1,130             0
RP-Future Value                                        (note f)            11,087        10,431             0
RP-Future Value Emp                                    (note f)               282            71             0
RP-Stock Market                                        (note g)                 0        12,093             0
D-1                                                    (note a)                 3        11,139             0

Total                                                                      11,372       136,131             0



                                                                            Balance at close of period

                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves

R Series Single-Payment certificates:

R-76                                                      3.5                   9            92            78
R-77                                                      3.5                  42           506           425
R-78                                                      3.5                  74           721           551
R-79                                                      3.5                 100         1,068           797
R-80                                                      3.5                 119         1,211           849
R-81                                                      3.5                  50           572           351
R-82A                                                     3.5                 228         1,778           980
RP-Q                                                   (note a)               590         1,042         2,404
R-II                                                      3.5                 169         1,696           713
RP-84                                                     3.5                 515         6,321         2,526
RP-85                                                     3.5                 152           650           658
RP-86                                                     3.5                  49           344           324
RP-87                                                     3.5                 110           624           527
RP-88                                                     3.5                 140           789           609
Cash Reserve RP                                        (note b)                 8            18            34
IC-Flexible Savings RP (formally Variable Term RP)     (note d)            14,722       134,813       151,753
RP-Preferred Investors                                 (note d)                 4         3,046         3,132
Cash Reserve RP-3 mo.                                  (note e)             3,127        28,298        29,587
IC-Flexible Savings RP Emp (form. Var Term RP Emp)     (note d)               393         4,455         5,390
RP-Future Value                                        (note f)            10,988       168,857       168,857
RP-Future Value Emp                                    (note f)               258         5,035         5,035
RP-Stock Market                                        (note g)            10,285        59,553        67,221
D-1                                                    (note a)               211        28,044        34,272

Total                                                                      42,343       449,533       477,073



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

Accrued for additional credits to be allowed at next anniversaries

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

Additional Interest on R-Series Single
Payment Reserves:

R-76                                                      3.5                   5             0             0
R-77                                                      3.5                  23             0             0
R-78                                                      3.5                  31             0             0
R-79                                                      3.5                  43             0             0
R-80                                                      3.5                  59             0             0
R-81                                                      3.5                  20             0             0
R-82A                                                     3.5                  54             0             0
RP-Q                                                   (note a)               109             0             0
R-II                                                      3.5                  38             0             0
RP-84                                                     3.5                 135             0             0
RP-85                                                     3.5                  39             0             0
RP-86                                                     3.5                  17             0             0
RP-87                                                     3.5                  29             0             0
RP-88                                                     3.5                  34             0             0
Cash Reserve RP                                        (note b)                 2             0             0
IC-Flexible Savings RP (formally Variable Term RP)     (note d)             7,547             0             0
RP-Preferred Investors                                 (note d)               115             0             0
Cash Reserve RP-3 mo.                                  (note e)             1,299             0             0
IC-Flexible Savings RP Emp (form. Var Term RP Emp)     (note d)               330             0             0
RP-Future Value                                        (note f)            17,024             0             0
RP-Future Value Emp                                    (note f)               559             0             0
RP-Stock Market                                        (note g)               534             0             0
D-1                                                    (note a)             2,030             0             0

Total                                                                      30,076             0             0

Accrued for additional credits to be allowed at next anniversaries:

RP-Stock Market                                                             4,630             0             0

Total single payment                                                      174,473     1,479,112       124,689

Paid-up certificates:

Series 15 and 20                                         3.25                   5             0            18
  "    15A and 22A                                        3.5                 304             0         1,633
  "    I-76                                               3.5                  73             0           297

Total                                                                         382             0         1,948



                                                                                     Deductions

                                                                                                    Credited
                                                         Yield                          Cash        to other
                                                      to maturity                    surrenders     accounts
                                                     on an annual                     prior to        (per
Description                                          payment basis     Maturities     maturity      part 2)

Additional Interest on R-Series Single
Payment Reserves:

R-76                                                      3.5                   0             1             6
R-77                                                      3.5                   0             3            22
R-78                                                      3.5                   0             4            33
R-79                                                      3.5                   0             1            45
R-80                                                      3.5                   0             8            63
R-81                                                      3.5                   0             0            21
R-82A                                                     3.5                   0             5            54
RP-Q                                                   (note a)                 0             0           109
R-II                                                      3.5                   0             2            40
RP-84                                                     3.5                   0             8           138
RP-85                                                     3.5                   0             3            47
RP-86                                                     3.5                   0             4            16
RP-87                                                     3.5                   0             3            30
RP-88                                                     3.5                   0             5            35
Cash Reserve RP                                        (note b)                 0             0             2
IC-Flexible Savings RP (formally Variable Term RP)     (note d)                 0           715         6,806
RP-Preferred Investors                                 (note d)                 0             0           110
Cash Reserve RP-3 mo.                                  (note e)                 0            13         1,287
IC-Flexible Savings RP Emp (form. Var Term RP Emp)     (note d)                 0            35           295
RP-Future Value                                        (note f)            10,460         3,447             0
RP-Future Value Emp                                    (note f)               322            23             0
RP-Stock Market                                        (note g)                 0            32           452
D-1                                                    (note a)                 0           138         1,892

Total                                                                      10,782         4,450        11,503

Accrued for additional credits to be allowed at next anniversaries:

RP-Stock Market                                                                 0            55         3,916

Total single payment                                                       46,125     1,151,268       125,540

Paid-up certificates:

Series 15 and 20                                         3.25                  86            16            31
  "    15A and 22A                                        3.5               1,818           792         1,607
  "    I-76                                               3.5                   0           456            17

Total                                                                       1,904         1,264         1,655



                                                                            Balance at close of period

                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves


Additional Interest on R-Series Single
Payment Reserves:

R-76                                                      3.5             Not           Not                 3
R-77                                                      3.5          Applicable    Applicable             7
R-78                                                      3.5                                              16
R-79                                                      3.5                                              20
R-80                                                      3.5                                              25
R-81                                                      3.5                                               9
R-82A                                                     3.5                                              42
RP-Q                                                   (note a)                                             0
R-II                                                      3.5                                              23
RP-84                                                     3.5                                              73
RP-85                                                     3.5                                              20
RP-86                                                     3.5                                               9
RP-87                                                     3.5                                              15
RP-88                                                     3.5                                              17
Cash Reserve RP                                        (note b)                                             0
IC-Flexible Savings RP (formally Variable Term RP)     (note d)                                           329
RP-Preferred Investors                                 (note d)                                             5
Cash Reserve RP-3 mo.                                  (note e)                                            47
IC-Flexible Savings RP Emp (form. Var Term RP Emp)     (note d)                                            11
RP-Future Value                                        (note f)                                        55,838
RP-Future Value Emp                                    (note f)                                         1,769
RP-Stock Market                                        (note g)                                           309
D-1                                                    (note a)                                             0

Total                                                                                                  58,587

Accrued for additional credits to be allowed at next anniversaries:

RP-Stock Market                                                                                         3,597

Total single payment                                                                                3,234,675

Paid-up certificates:

Series 15 and 20                                         3.25                  14           123           108
  "    15A and 22A                                        3.5                 662         8,525         7,638
  "    I-76                                               3.5                 648         3,194         2,094

Total                                                                       1,324        11,842         9,840



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



                                                                                     Additions

                                                                                                    Charged
                                                         Yield          Charged       Reserve       to other
                                                      to maturity      to profit    payments by     accounts
                                                     on an annual       and loss    certificate       (per
Description                                          payment basis     or income      holders       part 2)
Additional credits and accrued interest thereon:

Series 15 and 20                                          2.5                   0             0             2
  "    15A and 22A                                         3                   10             0            63
  "    Series I-76                                        3.5                   6             0            20

Total                                                                          16             0            85

Accrued for additional credits to be allowed

at next anniversaries                                                          71             0             0

Total paid-up                                                                 469             0         2,033

Optional settlement certificates:

Series 1, IST&G                                            3                    0             0             0
Other series and conversions from Single
Payment certificates                                  2.5-3-3-3.5           3,134             0         6,341
Series R-76 thru R-82A                                     3                    6             0             3
Series R-II & RP-2-84 thru 88                             3.5                  25             0             8
Reserve Plus Single-Payment                            (note a)                63             0             5
Reserve Plus Flex-Pay & IC-Q-Inst                      (note a)                 3             0            15
Series R-Installment                                   (note a)                10             0            33
Series R-Single-Payment                                (note a)                 4             0             0
Additional credits and accrued interest thereon          2.5-3                299             0         1,822
Additional credits and accrued int. thereon-IST&G        2.5-3                  0             0             0
Accrued for additional credits to be allowed

at next anniversaries                                                       1,807             0             0
Accrued for additional credits to be allowed
at next anniversaries-R-76 thru R-82A & R-II                                   11             0             0
Accrued for additional credits to be allowed

at next anniversaries-IST&G                                                     0             0             0

Total optional settlement                                                   5,362             0         8,227

                                                                                        Not

Due to unlocated certificate holders                                                 Applicable           179

Total certificate reserves                                                195,010     1,580,013       147,860

Provision for certificate reserves and additional

  credits per Statement of Operations                                     166,165
Provision for reconversion applied against reserve

  recoveries from terminations prior to maturity in

  Statement of Operations                                                       1
Income (loss) from purchased and written call options

  included in provision for certificate reserves

  in Statement of Operations                                               28,844

                                                                          195,010



                                                                                     Deductions

                                                                                                    Credited
                                                         Yield                          Cash        to other
                                                      to maturity                    surrenders     accounts
                                                     on an annual                     prior to        (per
Description                                          payment basis     Maturities     maturity      part 2)
Additional credits and accrued interest thereon:

Series 15 and 20                                          2.5                   5             2             1
  "    15A and 22A                                         3                  145            26            50
  "    Series I-76                                        3.5                   0            23             0

Total                                                                         150            51            51

Accrued for additional credits to be allowed

at next anniversaries                                                           0             0            84

Total paid-up                                                               2,054         1,315         1,790

Optional settlement certificates:

Series 1, IST&G                                            3                    1             0             0
Other series and conversions from Single
Payment certificates                                  2.5-3-3-3.5           7,690         7,915             0
Series R-76 thru R-82A                                     3                   49            19             0
Series R-II & RP-2-84 thru 88                             3.5                 109           270             0
Reserve Plus Single-Payment                            (note a)                76           193             0
Reserve Plus Flex-Pay & IC-Q-Inst                      (note a)                12            10             0
Series R-Installment                                   (note a)                73            62             0
Series R-Single-Payment                                (note a)                25             6             0
Additional credits and accrued interest thereon          2.5-3              1,082           776           514
Additional credits and accrued int. thereon-IST&G        2.5-3                  0             0             0
Accrued for additional credits to be allowed

at next anniversaries                                                          21             1         1,828
Accrued for additional credits to be allowed
at next anniversaries-R-76 thru R-82A & R-II                                    2             0            12
Accrued for additional credits to be allowed

at next anniversaries-IST&G                                                     0             0             0

Total optional settlement                                                   9,140         9,252         2,354

                                                                          Not

Due to unlocated certificate holders                                   Applicable                         188

Total certificate reserves                                                 65,511     1,267,678       147,907



                                                                            Balance at close of period

                                                                         Number
                                                                           of
                                                         Yield          accounts       Amount
                                                      to maturity         with           of          Amount
                                                     on an annual       security      maturity         of
Description                                          payment basis      holders        value        reserves

Additional credits and accrued interest thereon:

Series 15 and 20                                          2.5             Not           Not                 3
  "    15A and 22A                                         3           Applicable    Applicable           273
  "    Series I-76                                        3.5                                             165

Total                                                                                                     441

Accrued for additional credits to be allowed

at next anniversaries                                                                                      42

Total paid-up                                                               1,324        11,842        10,323

Optional settlement certificates:

Series 1, IST&G                                            3                   13                           6
Other series and conversions from Single
Payment certificates                                  2.5-3-3-3.5           8,329                     101,339
Series R-76 thru R-82A                                     3                   46                         173
Series R-II & RP-2-84 thru 88                             3.5                  29                         464
Reserve Plus Single-Payment                            (note a)               146                       1,429
Reserve Plus Flex-Pay & IC-Q-Inst                      (note a)                18                         105
Series R-Installment                                   (note a)                59                         301
Series R-Single-Payment                                (note a)                27                          72
Additional credits and accrued interest thereon          2.5-3            Not           Not            11,139
Additional credits and accrued int. thereon-IST&G        2.5-3         Applicable    Applicable             0
Accrued for additional credits to be allowed

at next anniversaries                                                                                     860
Accrued for additional credits to be allowed
at next anniversaries-R-76 thru R-82A & R-II                                                                4
Accrued for additional credits to be allowed

at next anniversaries-IST&G                                                                                 0

Total optional settlement                                                   8,667                     115,892

                                                                                        Not

Due to unlocated certificate holders                                                 Applicable           291

Total certificate reserves                                                                          3,724,978


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

Year ended December 31, 1997
($ in thousands)

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

Reserves to mature installment

certificates:
Series 15, including extended

maturities                                  0           0                  0         0
Series 20, including extended
maturities                                  0           2                  0         2
Series 15A, including extended
maturities                                  0           2                  0         2
Series 22A, including extended
maturities                                134         188              2,244     2,566
Series I-76                                14          22                  0        36
Series Reserve Plus Flexible
Payment                                     0           0                 48        48
Series IC-Q-Installment                     0           0                 17        17
Series IC-Q-Ins                             0           0              1,760     1,760
Series IC-Q-Ins Emp                         0           0                 10        10
Series IC-1                                 0           0              7,043     7,043
Series IC-1 Emp                             0           0                 61        61
Series Inst                                 0           0                 12        12
Series Inst-Emp                             0           0                  0         0
Series RP-Q-Installment                     0           0                 61        61
Series RP-Q-Flexible Payment                0           0                  3         3
Series RP-Q-Ins                             0           0                 62        62
Series RP-Q-Ins Emp                         0           0                  1         1
Series RP-1                                 0           0                106       106
Series RP-1 Emp                             0           0                  0         0

Total                                     148         214             11,428    11,790


Part 2 - Description of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Year ended December 31, 1997
($ in thousands)

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

certificates:
Series 15, including extended

maturities                                0               0              0         0
Series 20, including extended
maturities                               15              21              0        36
Series 15A, including extended
maturities                                9              66              0        75
Series 22A, including extended
maturities                            1,332           2,710          2,244     6,286
Series I-76                             237               0              0       237
Series Reserve Plus Flexible
Payment                                   0               0              0         0
Series IC-Q-Installment                   0               0              0         0
Series IC-Q-Ins                           0              15              0        15
Series IC-Q-Ins Emp                       0               0              0         0
Series IC-1                               0               0              0         0
Series IC-1 Emp                           0               0              0         0
Series Inst                               0               0              0         0
Series Inst-Emp                           0               0              0         0
Series RP-Q-Installment                   0              33              0        33
Series RP-Q-Flexible Payment              0               0              0         0
Series RP-Q-Ins                           0               0              0         0
Series RP-Q-Ins Emp                       0               0              0         0
Series RP-1                               0               0              0         0
Series RP-1 Emp                           0               0              0         0

Total                                 1,593           2,845          2,244     6,682


Part 2 - Description of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Year ended December 31, 1997
($ in thousands)

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

Series 15, including extended
maturities                                   0              0                  0         0
Series 20, including extended
maturities                                   0              0                  0         0
Series 15A, including extended
maturities                                   0              0                  0         0
Series 22A, including extended
maturities                                   5              0                 67        72
Series I-76                                  2              1                  0         3
Series Reserve Plus Flexible
Payment                                      0              0                  0         0
Series IC-Q-Installment                      0              0                  0         0
Series IC-Q-Ins                              0              0                  0         0
Series IC-Q-Ins Emp                          0              0                  0         0
Series IC-1                                  0              0                  0         0
Series IC-1 Emp                              0              0                  0         0
Series RP-Q-Installment                      0              0                  0         0
Series RP-Q-Flexible Payment                 0              0                  0         0
Series RP-Q-Ins                              0              0                  0         0
Series RP-Q-Ins Emp                          0              0                  0         0
Series RP-1                                  0              0                  0         0
Series RP-1 Emp                              0              0                  0         0

Total                                        7              1                 67        75


Part 2 - Description of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Year ended December 31, 1997
($ in thousands)

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

Series 15, including extended
maturities                                   0               0              0                0         0
Series 20, including extended
maturities                                   2               1              0                0         3
Series 15A, including extended
maturities                                   2               0              0                0         2
Series 22A, including extended
maturities                                 188             110             67                0       365
Series I-76                                 22               0              0                1        23
Series Reserve Plus Flexible
Payment                                      0               0              0                0         0
Series IC-Q-Installment                      0               0              0                0         0
Series IC-Q-Ins                              0               0              0                0         0
Series IC-Q-Ins Emp                          0               0              0                0         0
Series IC-1                                  0               0              0                0         0
Series IC-1 Emp                              0               0              0                0         0
Series RP-Q-Installment                      0               0              0                0         0
Series RP-Q-Flexible Payment                 0               0              0                0         0
Series RP-Q-Ins                              0               0              0                0         0
Series RP-Q-Ins Emp                          0               0              0                0         0
Series RP-1                                  0               0              0                0         0
Series RP-1 Emp                              0               0              0                0         0

Total                                      214             111             67                1       393

                     Certificate Reserves
                      ($ in thousands)

Part 2 - Descriptions of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts
Additional credits on installment certificates and accrued interest thereon:
 Other additions represent:
  Transfers  from  accruals  for  additional  credits  to  be  allowed at next anniversaries   $     381
  Reconversions of paid-up certificates-charged to paid-up reserves                                   31
  Transfers from maturities to extended maturities                                                   455
                                                                                               $     867

 Other deductions represent:
  Transfers to reserves on a quarterly basis for Reserve Plus Flexible-
   Payment, IC-Q-Installment and R-Flexible-Payment                                            $   9,187
   Conversions to optional settlement certificates-credited to optional
    settlement reserves                                                                              581
   Conversions to paid-up certificates-credited to paid-up reserves                                  350
   Transfers to extended maturities at maturity                                                      455
                                                                                               $  10,573

Accrual for additional credits to be allowed on installment certificates at next anniversaries:
 Other deductions represent:
  Transfers to reserves for additional credits on installment                                  $     381

Reserve for death and disability refund options:
 Other deductions represent:
  Payments, in excess of installment reserves, made to certificate holders
   who exercised the death and disability refund options.                                      $       0

Reserve for reconversions of paid-up certificates:
 The amount  shown as  charged  to  profit  and loss has been  deducted  from
  reserve recoveries in the accompanying Statement of Operations                               $       0

 Other deductions represent:
  Amounts credited to installment certificate reserves to mature, on
   reconversions of paid-up certificates.                                                      $       0

Paid-up certificates:
 Other additions represent:
  Conversions from installment certificates (charged to installment reserves
   less surrender charges)                                                                     $   1,948
  Transfers from accrual for additional credits to be allowed at next
   anniversaries                                                                                      85
                                                                                               $   2,033

 Other deductions represent:
  Transfers credited to installment reserves on reconversions to installment
   certificates                                                                                $     185
  Transfers for accrual for additional credits and accrued interest thereon                           84
    Transfers to settlement options                                                                1,521
                                                                                               $   1,790

                     Certificate Reserves
                      ($ in thousands)

Part 2 - Descriptions of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Default interest on installment certificates:
 Other additions represent:
  Reconversions  of paid-up certificates charged to paid-up reserves                           $       0

 Other deductions represent:
  Conversions to paid-up certificates - credited to paid-up reserves                           $       5
   Transfers to advance payments as late payments are credited to
    certificates                                                                                       1
                                                                                               $       6
Optional settlement certificates:
 Other additions represent:
  Transfers from  installment  certificate  reserves  (less  surrender  charges), single-payment and Series D certificate reserves upon election of optional
   settlement privileges                                                                       $   4,884
  Transfers from paid-up certificate reserves                                                      1,521
  Transfers from accruals for additional credits to be allowed at next
   anniversaries                                                                                   1,822
                                                                                               $   8,227
 Other deductions represent:
  Transfers to reserve for additional credits and accrued interest thereon                     $   1,828
  Transfers to optional settlement reserves                                                          526

                                                                                               $   2,354
Single-Payment certificates:
 Other additions represent:
  Transfers from accruals for additional credits to be allowed at next
   anniversaries                                                                               $     710
  Transfers from accruals on a quarterly basis on:
   Reserve Plus Single-Payment                                                                       332
   Cash Reserve Single-Payment                                                                         7
   Flexible Savings                                                                               28,442
   Flexible Savings-Emp                                                                              847
   Preferred Investors                                                                             2,672
   Investors                                                                                      34,653
   Special Deposits                                                                                6,238
   Cash Reserve                                                                                      147
   Cash Reserve-3mo                                                                                9,532
   Stock Market                                                                                   24,437
   AEBI Stock Market                                                                                 343
   R82-B                                                                                             109
   Cash Reserve-RP                                                                                     2
   Cash Reserve-RP-3mo                                                                             1,287
   Flexible Savings-RP                                                                             6,806
   Flexible Savings-RP-3mo                                                                           295
   Preferred Investors-RP                                                                            110
   Stock Market-RP                                                                                 4,368

  Transfers from accruals at anniversaries maintained in a separate
   reserve account.                                                                                3,352
                                                                                               $ 124,689


                     Certificate Reserves
                      ($ in thousands)

Part 2 - Descriptions of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Single-Payment certificates continued:
 Other deductions represent:
  Transfers to optional settlement reserves:
   Single-Payment                                                                              $     821
   R Single-Payment                                                                                    0
  Transfers  to reserves  for  additional  credits and  accrued  interest thereon                  3,352
  Transfers  to a  separate  reserve  account  from  the  accrual  account                           710
  Transfers to reserves on a quarterly basis:
   Reserve Plus Single-Payment                                                                       332
   Cash Reserve Single-Payment                                                                         8
   Flexible Savings                                                                               28,442
   Flexible Savings-Emp                                                                              847
   Preferred Investors                                                                             2,672
   Investors                                                                                      34,653
   Special Deposits                                                                                6,237
   Cash Reserve                                                                                      147
   Cash Reserve-3mo                                                                                9,531
   Stock Market                                                                                   24,436
   AEBI Stock Market                                                                                 342
   R82-B                                                                                             109
   Cash Reserve-RP                                                                                     2
   Cash Reserve-RP-3mo                                                                             1,287
   Flexible Saving-RP                                                                              6,806
   Flexible Savings-RP-Emp                                                                           295
   Preferred Investors-RP                                                                            110
   Stock Market-RP                                                                                 4,368
  Transfers to Federal tax withholding                                                                33
                                                                                                $125,540

Due to unlocated certificate holders:
 Other additions represent:
  Amounts equivalent to payments due certificate holders who could
   not be located                                                                               $    179

 Other deductions represent:
  Payments to certificate holders credited to cash                                              $    188



Part 3 - Information Regarding Installment Certificates
Classified by Age Groupings
($ in thousands)

Year ended December 31, 1997

                                                                                                    Deductions from Reserves

                                      Number of                                                        Cash
                                    Accounts with            Amount of             Amount of        Surrenders
                       Months    Certificate Holders      Maturity Value           Reserves          Prior to
Certificate Series      Paid        December 31,           December 31,          December 31,        Maturity       Other
                                    1996       1997       1996        1997        1996       1997
20, including extended
maturities            169-180          1          0           6           0          4          0           0             0
                      181-192          0          0           0           0          0          0           0             4
                      193-204          0          0           0           0          0          0           0             0
                      205-216          1          0          20           0         17          0          17             0
                      217-228          1          0           8           0          7          0           0             0
                      229-240 (a)      0          1           0           8          0          7           0             0
                      241-252          0          0           0           0          0          0           0             0
                      253-264          0          0           0           0          0          0           0             0
                      265-276          0          0           0           0          0          0           0             0
                      277-288          1          0           9           0          6          0           6             0
                      289-300          0          0           0           0          0          0           0             0
                      301-312          1          1          14          14         11         11           0             0
                      313-324          3          0          47           0         39          0          16            12
                      325-336          4          1          46          14         40         12           0             0
                      337-348          4          4          53          46         48         42           0             0
                      349-360 (a)      5          4          53          52         52         52           0            20

Total                                 21         11         256         134        224        124          39            36

15A, including

extended maturities    97-108          1          0          17           0          8          0           0             0
                      109-120          0          0           0          17          0         10           0             0
                      121-132          0          1           0           0          0          0           0             0
                      133-144          0          0           0           0          0          0           0             0
                      145-156          0          0           0           0          0          0           0             0
                      157-168          0          0           0           0          0          0           0             0
                      169-180 (a)      2          0         132           0        127          0         127             0
                      181-192          0          0           0           0          0          0           0             0
                      193-204          1          0           7           0          5          0           0             0
                      205-216          1          1          10           7          8          6           0             0
                      217-228          1          1           5          10          5          9           0             0
                      229-240          2          1          79           5         71          5           0             0
                      241-252          6          1          91           9         90          8           0            75

Total                                 14          5         341          48        314         38         127            75


Part 3 - Information Regarding Installment Certificates
Classified by Age Groupings
($ in thousands)

Year ended December 31, 1997

                                                                                                    Deductions from Reserves

                                      Number of                                                        Cash
                                    Accounts with            Amount of             Amount of        Surrenders
                       Months    Certificate Holders      Maturity Value           Reserves          Prior to
Certificate Series      Paid        December 31,           December 31,          December 31,        Maturity       Other
                                    1996       1997       1996        1997        1996       1997
22A, including

extended maturities    61-72           2          1          30          19          5          3           0             2
                       73-84           1          0          13           0          3          0           0             0
                       85-96           0          1           0          13          0          3           0             0
                       97-108          2          1          34          19         10          6           0             0
                      109-120          2          1          56          15         19          5           0             0
                      121-132          2          3          37          75         14         29           0             0
                      133-144          3          1          75          19         33          8           0             0
                      145-156          1          4          19          94          9         45           0             0
                      157-168          1          0          19           0          9          0           0            19
                      169-180          2          1          37          19         21         11           0             0
                      181-192          9          2         392         131        242         84          12             0
                      193-204         13          8         315         270        214        182          13            13
                      205-216         12         10         234         266        173        195           4             8
                      217-228         21         13         364         266        288        212          18            18
                      229-240         18         19         585         345        500        295           0            22
                      241-252        108         17       1,804         542      1,659        498          48           187
                      253-264 (a)    506         91       8,299       1,954      8,022      1,680         725         4,837
                      265-276        136        114       3,650       3,347      2,175      1,999          43           293
                      277-288        126        118       3,067       2,916      1,964      1,852          35           166
                      289-300        118        118       2,588       2,869      1,744      1,946         125           134
                      301-312        121        107       2,306       2,296      1,644      1,640          78            93
                      313-324         99        103       1,819       1,916      1,370      1,444          83           136
                      325-336         91         82       1,361       1,569      1,084      1,248         114           117
                      337-348         76         80       1,205       1,130      1,013        950          92           110
                      349-360         39         68         611       1,062        541        940          32            56
                      361-372         31         30         403         468        374        436          39            43
                      373-384          5         27          58         341         57        334          29            32

Total                              1,545      1,020      29,381      21,961     23,187     16,045       1,490         6,286


Part 3 - Information Regarding Installment Certificates
Classified by Age Groupings
($ in thousands)

Year ended December 31, 1997

                                                                                                    Deductions from Reserves

                                      Number of                                                        Cash
                                    Accounts with            Amount of             Amount of        Surrenders
                       Months    Certificate Holders      Maturity Value           Reserves          Prior to
Certificate Series      Paid        December 31,           December 31,          December 31,        Maturity       Other

                                    1996       1997       1996        1997        1996       1997
I-76                   61-72           1          1          62          62          6          6           0             0
                       73-84           0          0           0           0          0          0           0             0
                       85-96           0          0           0           0          0          0           0             0
                       97-108          2          0          43           0          8          0           0             0
                      109-120          1          0          46           0         10          0          12             2
                      121-132          2          1          68          46         16         11           0             0
                      133-144          2          2          40          68         10         17           0             0
                      145-156          3          3          68          52         20         15           0             0
                      157-168          7          2         172          55         55         18           0             0
                      169-180         41          3       1,033          86        374         30          39            29
                      181-192        106         31       2,783         793      1,076        313         125            20
                      193-204        127         89       3,143       2,359      1,315        991         157            83
                      205-216        128        107       2,943       2,706      1,329      1,225         114            33
                      217-228        173        110       3,531       2,519      1,722      1,227         209            28
                      229-240        151        148       3,534       3,069      1,864      1,610         203            25
                      241-252         78        127       1,765       2,962        983      1,676         197            17
                      253-264          0         71           0       1,630          0        971          25             0

Total                                822        695      19,231      16,407      8,788      8,110       1,081           237

Reserve Plus Flexible

Payment               145-156         60          0         642           0        239          0           0             0
                      157-168        169         50       1,499         510        869        209          73             0
                      169-180        143        138       1,334       1,169        627        694         259             0
                      181-192          0         98           0         926          0        463         190             0

Total                                372        286       3,475       2,605      1,735      1,366         522             0


IC-Q-Installment      121-132         21          0         193           0        109          0           0             0
                      133-144         72         15         759         150        259         93          15             0
                      145-156         49         49         484         588        263        185         106             0
                      157-168          0         40           0         394          0        214          84             0

Total                                142        104       1,436       1,132        631        492         205             0


Part 3 - Information Regarding Installment Certificates
Classified by Age Groupings
($ in thousands)

Year ended December 31, 1997

                                                                                                    Deductions from Reserves

                                      Number of                                                        Cash
                                    Accounts with            Amount of             Amount of        Surrenders
                       Months    Certificate Holders      Maturity Value           Reserves          Prior to
Certificate Series      Paid        December 31,           December 31,          December 31,        Maturity       Other
                                    1996       1997       1996        1997        1996       1997
IC-Q-Ins               37-48           1          0           6           0          4          0           0             0
                       49-60       1,951          1      26,694          12     10,537          6           0             0
                       61-72       4,295      1,450      55,985      18,833     24,774      8,872       3,775             0
                       73-84       2,648      2,495      32,068      31,597     14,471     13,737      14,697             0
                       85-96       2,227      1,620      25,326      19,313     11,427      8,652       7,544             0
                       85-108      2,417      1,499      29,384      16,776     13,138      7,701       5,116             0
                      109-120        937      1,618      10,734      19,301      4,857      8,717       5,441            11
                      121-132         20         48         197         472         81        149       1,577             4
                      133-144          0         17           0         179          0         73          29             0

Total                             14,496      8,748     180,394     106,483     79,289     47,907      38,179            15


IC-Q-Ins Emp           49-60          12          0         174           0         59          0           0             0
                       61-72          25          9         258          96        118         61          11             0
                       73-84          12         10          96         126         59         64          77             0
                       85-96           5          7          45          63         11         45          29             0
                       97-108         13          5         227          45         46         11           4             0
                       109-120         6          8         114         181         45         26          27             0
                       121-132         0          0           0           0          0          0          10             0

Total                                 73         39         914         511        338        207         158             0


IC-1                    1-12      13,607      4,757     253,057      89,119     14,547      7,336         967             0
                       13-24      15,443     10,813     276,635     193,840     41,395     28,085       4,973             0
                       25-36      14,526     13,109     267,364     233,170     60,291     54,541      10,251             0
                       37-48      11,601     11,764     200,810     213,507     62,621     64,318      18,773             0
                       49-60       6,311      9,583     105,723     165,479     40,800     63,685      15,551             0
                       61-72           0      5,207           0      88,208          0     40,039       9,539             0

Total                             61,488     55,233   1,103,589     983,323    219,654    258,004      60,054             0


IC-1 Emp                1-12          94         39       2,640         456        141         50          73             0
                       13-24         113         69       1,676       1,869        271        221         111             0
                       25-36         100         94       1,368       1,422        380        324          65             0
                       37-48          71         71       1,130         953        397        394         186             0
                       49-60          47         53         676         892        357        419          96             0
                       61-72           0         34           0         550          0        305          64             0

Total                                425        360       7,490       6,142      1,546      1,713         595             0


Part 3 - Information Regarding Installment Certificates
Classified by Age Groupings
($ in thousands)

Year ended December 31, 1997

                                                                                                    Deductions from Reserves

                                      Number of                                                        Cash
                                    Accounts with            Amount of             Amount of        Surrenders
                       Months    Certificate Holders      Maturity Value           Reserves          Prior to
Certificate Series      Paid        December 31,           December 31,          December 31,        Maturity       Other
                                    1996       1997       1996        1997        1996       1997
Inst                    1-12           0      3,134           0      66,052          0      1,807          48             0

Inst-Emp                1-12           0         17           0         255          0          6           0             0

R Flexible Payment    133-144         45          0         688           0        373          0           0             0
                      145-156         29         43         446         662        211        377          12             0
                      157-168         81         21       1,099         337        616        155          81             0
                      169-180         95         70       1,135         960        909        571          51             1
                      181-192          0         65           0         770          0        623         197            32

Total                                250        199       3,368       2,729      2,109      1,726         341            33


RP-Q-Installment      121-132         14          0         197           0         78          0           0             0
                      133-144          8         10         103         133         40         53          27             0
                      145-152          0          8           0         103          0         41           0             0

Total                                 22         18         300         236        118         94          27             0


RP-Q-Ins               49-60          29          0         590           0        231          0           0             0
                       61-72          79         19       1,979         255        666        148         103             0
                       73-84          78         42       2,229         905        441        327         375             0
                       85-96          72         52       1,457       1,808        544        283         177             0
                       97-108        107         49       1,389         997        673        411         176             0
                      109-120         37         78         439       1,084        176        580         160             0
                      121-132          1          3          10          24          2         13          69             0
                      133-144          0          1           0          10          0          3           0             0

Total                                403        244       8,093       5,083      2,733      1,765       1,060             0


RP-Q-Ins Emp           49-60           3          0         150           0         10          0           0             0
                       61-72           1          2           6          78          4         10           1             0
                       73-84           0          1           0           6         12          4           0             0
                       85-96           1          0          20           0          0          0           0             0
                       97-108          0          0           0           0          0          0          13             0

Total                                  5          3         176          84         26         14          14             0


RP-1                    1-12          76         39       3,196       1,738        179        120          53             0
                       13-24         119         54       2,991       1,763        525        289          51             0
                       25-36         117         90       4,079       2,452        848        605         193             0
                       37-48          99         83       2,693       2,710      1,139        782         465             0
                       49-60          83         84       2,412       2,574        675      1,076         153             0
                       61-72           0         62           0       1,426          0        559         278             0

Total                                494        412      15,371      12,663      3,366      3,431       1,193             0


Part 3 - Information Regarding Installment Certificates
Classified by Age Groupings
($ in thousands)

Year ended December 31, 1997

                                                                                                    Deductions from Reserves

                                      Number of                                                        Cash
                                    Accounts with            Amount of             Amount of        Surrenders
                       Months    Certificate Holders      Maturity Value           Reserves          Prior to
Certificate Series      Paid        December 31,           December 31,          December 31,        Maturity       Other
                                    1996       1997       1996        1997        1996       1997
RP-1-Emp                1-12           1          0         600           0          5          0           0             0
                       13-24           2          1          56         600          2          1           0             0
                       25-36           0          1           0           6          0          2           3             0
                       37-48           2          0         636           0          7          0           0             0
                       49-60           0          1           0         576          0          6           3             0

Total                                  5          3       1,292       1,182         14          9           6             0

Inst-R                  1-12           0         18           0       4,788          0         42           0             0

Total All Series                  80,577     70,549   1,375,107   1,231,818    344,072    342,900     105,139         6,682


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

Part 4 - Amounts Periodically Credited to Certificate Holders' A to Accumulate the Maturity Amount of Installment Certificates.

Information as to (1) amounts periodically credited to each class of security holders' accounts from installment payments and (2) such other amounts periodically credited to accumulate the maturity amount of the certificate (on a $1,000 face-amount certificate basis for the term of the certificate), is filed in Part 4 of Schedule IX as part of Post-effective Amendment No. 9 to Registration Statement No. 2-17681, Post-effective Amendment No. 1 to Registration Statement No. 2-23772 and Post-effective Amendment No. 1 to Registration Statement No. 2-258081 and is incorporated herein by reference.


IDS CERTIFICATE COMPANY                                           SCHEDULE VII

Valuation and Qualifying Accounts

Years ended December 31, 1997, 1996 and 1995
($ thousands)

                    Year ended December 31, 1997
                                         Additions

       Reserves           Balance    Charged                          Balance
    deducted from           at       to costs           Deductions      at
      assets to          beginning     and                 from         end
   which they apply      of period   expenses   Other    reserves    of period

 Allowance for losses:

   Securities                $715         $0      $0         $110 (a)    $605
   Conventional first
     mortgage loans           611          0       0            0         611

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

 Allowance for losses:

   Securities                $110       $605      $0           $0        $715
   Conventional first
     mortgage loans           611          0       0            0         611
   Other assets             2,468          0       0        2,468 (b)       0

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

 Allowance for losses:

   Securities              $1,000         $0      $0         $890 (a)    $110
   Conventional first
     mortgage loans           611          0       0            0         611
   Other assets             2,368        100       0            0       2,468

 a)  Applicable to reversal on securities sold.
 b)  Applicable to reversal on other assets sold.
