Form 10-Q
period 1998-03-31
IDS CERTIFICATE CO /MN/
filed 1998-05-13
CIK 52428

                       UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D. C.  20549

                         FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 30(a) OF THE INVESTMENT COMPANY ACT OF 1940 AND SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                           March 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1998

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

                  IDS CERTIFICATE COMPANY
                       BALANCE SHEET

                           ASSETS                            March 31,    December 31,
                                                                1998          1997
                                                            (Unaudited)
                                                                  ($ Thousands)
Qualified Assets:
   Investments in unaffiliated issuers (note 1)              $3,986,149    $3,919,198
   Receivables                                                   45,306        50,452
   Investments in and advances to affiliates                      3,818         6,772
   Other                                                         88,652        56,127

     Total qualified assets                                   4,123,925     4,032,549

Other assets                                                     19,557        21,099

     Total assets                                            $4,143,482    $4,053,648


            LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
   Certificate reserves                                      $3,705,345    $3,724,978
   Accounts payable and accrued liabilities                     181,195        73,985
   Deferred federal income taxes                                 11,553        15,175

     Total liabilities                                        3,898,093     3,814,138

Stockholder's equity:
   Common stock                                                   1,500         1,500
   Additional paid-in-capital                                   143,844       143,844
   Retained earnings                                             69,371        62,373
   Accumulated other comprehensive income-net
   of tax (note 2)                                               30,674        31,793

     Total stockholder's equity                                 245,389       239,510

   Total liabilities and
       stockholder's equity                                  $4,143,482    $4,053,648


See notes to financial statements.

                  IDS CERTIFICATE COMPANY
                  STATEMENT OF OPERATIONS       (Unaudited)



                                                             For the Three Months Ended
                                                            March 31, 1998  March 31, 1997
                                                                    ($ Thousands)
Investment income                                               $70,133       $61,536
Investment expenses                                              19,486        15,819

Net investment income before provision
   for certificate reserves and income tax benefit               50,647        45,717
Net provision for certificate reserves                           44,638        39,950

Net investment income before income tax benefit                   6,009         5,767
Income tax benefit                                                  653         1,151

Net investment income                                             6,662         6,918

Realized gain on investments - net                                  446            85
Income tax expense                                                 (156)          (30)

Net realized gain on investments                                    290            55

Net income - wholly owned subsidiary                                 46            65

Net income                                                       $6,998        $7,038


See notes to financial statements.

                  IDS CERTIFICATE COMPANY
                  STATEMENT OF CASH FLOWS         (Unaudited)


                                                             For the Three Months Ended
                                                            March 31, 1998  March 31, 1997
                                                                     ($ Thousands)
Cash Flows from Operating Activities:
  Net Income                                                     $6,998        $7,038

  Adjustments  to  reconcile  net  income  to net  cash  provided  by  operating activities:
    Net income of wholly owned subsidiary                           (46)          (65)
    Net provision for certificate reserves                       44,638        39,950
    Interest income added to certificate loans                     (298)         (350)
    Amortization of premiums/discounts - net                      4,868         3,483
    Provision for deferred federal income taxes                  (3,019)         (618)
    Net realized gain on investments before income taxes           (446)          (85)
    Decrease in dividends and interest receivable                 3,511         3,509
    Decrease in deferred distribution fees                        1,542           771
    Increase in other assets                                          -          (496)
    Increase in other liabilities                                10,722         1,765

    Net cash provided by operating activities                    68,470        54,902

Cash Flows from Investing Activities:
  Maturity and redemption of investments:
    Held-to-maturity securities                                  42,231         8,098
    Available-for-sale securities                               124,500       104,618
    Other investments                                            27,430        10,268
  Sale of investments:
    Held-to-maturity securities                                       -         7,009
    Available-for-sale securities                                13,328        98,521
  Certificate loan payments                                         941         1,372
  Purchase of investments:
    Held-to-maturity securities                                  (1,034)       (4,565)
    Available-for-sale securities                              (268,708)     (402,014)
    Other investments                                           (19,461)      (14,954)
  Certificate loan fundings                                        (712)       (1,324)

    Net cash used in investing activities                      ($81,485)    ($192,971)


See notes to financial statements.

                  IDS CERTIFICATE COMPANY
            STATEMENT OF CASH FLOWS (Continued)   (Unaudited)


                                                             For the Three Months Ended
                                                           March 31, 1998  March 31, 1997
                                                                     ($ Thousands)
Cash Flows from Financing Activities:
  Payments from certificate owners                             $280,427      $291,816
  Proceeds from reverse repurchase agreements                   195,000       120,000
  Dividend from wholly-owned subsidiary                           3,000             -
  Certificate maturities and cash surrenders                   (363,912)     (301,872)
  Payments under reverse repurchase agreements                 (101,500)            -

    Net cash provided by financing activities                    13,015       109,944

Net Decrease In Cash and Cash Equivalents                             -       (28,125)

Cash and Cash Equivalents Beginning of Period                         -       111,331

Cash and Cash Equivalents End of Period                            $  -       $83,206

Supplemental Disclosures:
  Cash received (paid) for income taxes                            $505       ($1,747)
  Certificate maturities and surrenders through loan
    reductions                                                   $1,180        $2,066

See notes to financial statements.

IDS CERTIFICATE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited)
($ in Thousands)

1. The following is a summary of investments in unaffiliated issuers:
                                                             March 31,    December 31,
                                                                1998          1997

Held-to-maturity securities                                    $716,688      $758,143
Available-for-sale securities                                 3,026,464     2,911,524
First mortgage loans on real estate                             207,010       212,433
Certificate loans - secured by certificate reserves              35,987        37,098

Total                                                        $3,986,149    $3,919,198

2.  Comprehensive income

Effective January 1, 1998, Registrant adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the reporting and display of comprehensive income and its components. Comprehensive income is defined as the aggregate change in stockholder's equity excluding changes in ownership interests. For Registrant, it is net income and the unrealized gains or losses on available-for-sale securities net of taxes. Prior year amounts have been reclassified to conform to the requirements of the new Statement. The components of comprehensive income, net of related tax, for the three month periods ended March 31, 1998 and 1997 were:

                                                                  1998          1997

Net income                                                       $6,998        $7,038
Unrealized losses on available-for-sale securities-net           (1,119)      (17,567)

Total comprehensive income                                       $5,879      ($10,529)


                  IDS CERTIFICATE COMPANY
           MANAGEMENT'S NARRATIVE ANALYSIS OF THE
                   RESULTS OF OPERATIONS



As of March 31, 1998, total assets increased $90 million and certificate reserves decreased $20 million from December 31, 1997. The increase in total assets resulted primarily from net proceeds received from reverse repurchase agreements of $94 million. The decrease in certificate reserves resulted primarily from certificate maturities and surrenders exceeding certificate sales.

Sales of face-amount certificates totaled $257 million during the first quarter of 1998 compared to $268 million during the prior year's period. Certificate maturities and surrenders totaled $365 million during the first quarter of 1998 compared to $304 million during the prior year's period.

Investment income increased 14% during the first three months of 1998 from the prior year's period primarily reflecting a higher average balance of invested assets.

Investment expenses increased 23% during the first three months of 1998 from the the prior year's period. The increase resulted primarily from $1.2 million higher amortization of premiums paid for index options and $2.5 million of interest expense on reverse repurchase and interest rate swap agreements entered into after the first quarter in 1997.

Net provision for certificate reserves increased 12% during the first three months of 1998 from the prior year's period reflecting a higher average balance of certificate reserves.

The $.5 million decrease in income tax benefit on net investment income resulted primarily from a lesser portion of net investment income before income tax benefit being attributable to tax-advantaged income.

Net certificate reserve financing activities used cash of $83 million during the first three months of 1998 compared to cash used of $10 million during the prior year's period. The change resulted from lower certificate payments received of $11 million and higher maturities and surrenders of $62 million during the first three months of 1998 compared to the prior year's period.

Effective January 1, 1998, Registrant adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the reporting and display of comprehensive income and its components. Comprehensive income is defined as the aggregate change in stockholder's equity excluding changes in ownership interests. For Registrant, it is net income and the unrealized gains or losses on available-for-sale securities net of taxes. Prior year amounts have been reclassified to conform to the requirements of the new Statement.

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

                 IDS CERTIFICATE COMPANY

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

     24.(a) Officers' Power of Attorney, dated May 17, 1994, filed electronically as Exhibit 25(a) to Post-Effective Amendment No. 37 to Registration Statement No. 2-55252, is incorporated herein by reference.

        (b) Directors' Power of Attorney, dated February 29, 1996, filed electronically as Exhibit 24(b) to Post-Effective Amendment No. 39 to Registration Statement No. 2-55252, is incorporated herein by reference.

        (c) Officer's Power of Attorney, dated February 17, 1998, filed electronically as Exhibit 24(c) to Post-Effective Amendment No. 42 to Registration Statement No. 2-55252, is incorporated herein by reference.

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT                             IDS CERTIFICATE COMPANY

BY                                 /s/ Stuart A. Sedlacek*

NAME AND TITLE                         Stuart A. Sedlacek, President and
                                       Director (Principal Executive Officer)
DATE                                   May 13, 1998



BY

NAME AND TITLE                         Jay C. Hatlestad, Vice President and
                                       Controller (Principal Accounting Officer)
DATE                                   May 13, 1998


*Signed  pursuant  to  Officers'  Power of  Attorney, dated May 17, 1994,  filed
electronically  as  Exhibit  25(a)  to   Post-Effective   Amendment  No. 37  to
Registration Statement No. 2-55252, incorporated herein by reference.



____________________________________
Jay C. Hatlestad