Form 10-Q
period 1998-06-30
IDS CERTIFICATE CO /MN/
filed 1998-08-12
CIK 52428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 30(a) OF THE INVESTMENT
    COMPANY ACT OF 1940 AND SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 1998

                        OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number  2-23772

                            IDS Certificate Company
            ---------------------------------------------------------
              (Exact name of registrant as specified in its charter)

Delaware                                                   41-6009975
-----------------------                               -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)

IDS Tower 10, Minneapolis, Minnesota                          55440
-------------------------------------                       -----------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code   (612) 671-3131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1998

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

                             IDS CERTIFICATE COMPANY
                                  BALANCE SHEET
                                     ASSETS

                                                                                    June 30,               December 31,
                                                                                     1998                     1997
                                                                                  (Unaudited)
                                                                               --------------------     ---------------------
                                                                                             ($ Thousands)
Qualified Assets:
   Investments in unaffiliated issuers (note 1)                                    $3,928,470               $3,919,198
   Receivables                                                                         48,801                   50,452
   Investments in and advances to affiliates                                            3,900                    6,772
   Other                                                                               73,184                   56,127
                                                                               --------------------     ----------------------

   Total qualified assets                                                           4,054,355                4,032,549

Other assets                                                                           21,306                   21,099
                                                                               --------------------     ----------------------

Total assets                                                                       $4,075,661               $4,053,648
                                                                               ====================     ======================


                      LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
   Certificate reserves                                                            $3,615,877               $3,724,978
   Accounts payable and accrued liabilities                                           196,809                   73,985
   Deferred federal income taxes                                                       12,788                   15,175
                                                                               --------------------     ---------------------

   Total liabilities                                                                3,825,474                3,814,138
                                                                               --------------------     ---------------------

Stockholder's equity:
   Common stock                                                                         1,500                    1,500
   Additional paid-in-capital                                                         143,844                  143,844
   Retained earnings                                                                   73,442                   62,373
   Accumulated other comprehensive income-net of tax (note 2)                          31,401                   31,793
                                                                               --------------------     ----------------------

   Total stockholder's equity                                                         250,187                  239,510
                                                                               --------------------     ----------------------

Total liabilities and stockholder's equity                                         $4,075,661               $4,053,648
                                                                               ====================     ======================

See notes to financial statements.


                       IDS CERTIFICATE COMPANY
                       STATEMENT OF OPERATIONS                                                     (Unaudited)




                                                             For the Three Months Ended            For the Six Months Ended
                                                 ----------------------------------------------------------------------------------

                                                         June 30, 1998       June 30, 1997     June 30, 1998       June 30, 1997
                                                       -----------------    ---------------   ---------------     ----------------
                                                                                     ($ Thousands)
Investment income                                           $70,146            $63,467            $140,279            $125,003
Investment expenses                                          19,998             16,503              39,484              32,322
                                                        ----------------    ----------------  ---------------     -----------------

Net investment income before provision
   for certificate reserves and income tax benefit          50,148              46,964             100,795             92,681
Net provision for certificate reserves                      42,723              40,495              87,361             80,445
                                                        ----------------    ----------------  ---------------     -----------------

Net investment income before income tax benefit              7,425               6,469              13,434             12,236
Income tax benefit                                             191                 571                 844              1,722
                                                        ----------------    ----------------  ---------------     -----------------

Net investment income                                        7,616               7,040              14,278             13,958
                                                        ----------------    ----------------  ---------------     -----------------

Realized gain (loss) on investments - net                    1,343                 (83)              1,789                  2
Income tax benefit (expense)                                  (470)                 29                (626)                (1)
                                                        ----------------    ----------------  ---------------     -----------------

Net realized gain (loss) on investments                        873                 (54)              1,163                  1
                                                        ----------------    ----------------  ---------------     -----------------

Net income - wholly owned subsidiary                            82                  84                 128                149
                                                        ----------------    ----------------  ---------------     -----------------

Net income                                                  $8,571              $7,070             $15,569            $14,108
                                                        ================    ================  ===============     =================

See notes to financial statements.



                       IDS CERTIFICATE COMPANY
                       STATEMENT OF CASH FLOWS                                              (Unaudited)



                                                                          For the Six Months Ended
                                                             ---------------------------------------------
                                                                 June 30, 1998            June 30, 1997
                                                             --------------------     --------------------
                                                                             ($ Thousands)
Cash Flows from Operating Activities:
  Net Income                                                        $15,569                  $14,108

  Adjustments  to  reconcile  net  income  to net
    cash provided by operating activities:
    Net income of wholly owned subsidiary                              (128)                    (149)
    Net provision for certificate reserves                           87,361                   80,445
    Interest income added to certificate loans                         (612)                    (724)
    Amortization of premiums/discounts - net                         10,236                    7,165
    Provision for deferred federal income taxes                      (2,176)                  (2,670)
    Net realized gain on investments before income taxes             (1,789)                      (2)
    Decrease in dividends and interest receivable                        17                      644
    Decrease in deferred distribution fees                            2,892                    1,432
    Increase in other assets                                         (3,094)                       -
    Increase (decrease) in other liabilities                          6,370                   (1,115)
                                                              -------------------     --------------------

    Net cash provided by operating activities                       114,646                   99,134
                                                              -------------------     --------------------

Cash Flows from Investing Activities:
  Maturity and redemption of investments:
    Held-to-maturity securities                                      77,973                   35,826
    Available-for-sale securities                                   241,779                  188,817
    Other investments                                                43,198                   35,534
  Sale of investments:
    Held-to-maturity securities                                           -                   29,391
    Available-for-sale securities                                   178,616                  150,097
  Certificate loan payments                                           1,996                    2,503
  Purchase of investments:
  Held-to-maturity securities                                        (1,034)                  (4,565)
    Available-for-sale securities                                  (492,522)                (626,659)
    Other investments                                               (37,276)                 (28,176)
  Certificate loan fundings                                          (1,924)                  (2,720)
                                                              -------------------     --------------------

    Net cash provided by (used in) investing activities             $10,806                ($219,952)
                                                              -------------------     --------------------


See notes to financial statements.


                             IDS CERTIFICATE COMPANY
                             STATEMENT OF CASH FLOWS (Continued)                               (Unaudited)




                                                                          For the Six Months Ended
                                                            ---------------------------------------------

                                                               June 30, 1998            June 30, 1997
                                                          ----------------------     --------------------
                                                                         ($ Thousands)
Cash Flows from Financing Activities:
  Payments from certificate owners                                 $612,463                 $644,307
  Proceeds from reverse repurchase agreements                       593,500                  269,500
  Dividend from wholly-owned subsidiary                               3,000                        -
  Certificate maturities and cash surrenders                       (831,415)                (644,064)
  Payments under reverse repurchase agreements                     (498,500)                (149,500)
  Dividend paid                                                      (4,500)                       -
                                                             --------------------     --------------------

    Net cash (used in) provided by financing activities            (125,452)                 120,243
                                                             --------------------     --------------------

Net Decrease In Cash and Cash Equivalents                                 -                     (575)

Cash and Cash Equivalents Beginning of Period                             -                  111,331
                                                             --------------------     --------------------

Cash and Cash Equivalents End of Period                                  $-                 $110,756
                                                             ====================     ====================

Supplemental Disclosures:
  Cash (paid) received for income taxes                              ($5,519)                  $2,328
  Certificate maturities and surrenders through loan
    reductions                                                        $2,528                   $4,068

See notes to financial statements.

                             IDS CERTIFICATE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                                ($ in Thousands)


1. The following is a summary of investments in unaffiliated issuers:

                                                                     June 30,               December 31,
                                                                       1998                     1997
                                                               --------------------     --------------------

Held-to-maturity securities                                          $681,609                 $758,143
Available-for-sale securities                                       2,998,746                2,911,524
First mortgage loans on real estate                                   213,005                  212,433
Certificate loans - secured by certificate reserves                    35,110                   37,098
                                                               --------------------     --------------------

Total                                                              $3,928,470               $3,919,198

                                                              ====================     ====================

2.  Comprehensive income

Effective January 1, 1998, Registrant adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the reporting and display of comprehensive income and its components. Comprehensive income is defined as the aggregate change in stockholder's equity excluding changes in ownership interests. For Registrant, it is net income and the unrealized gains or losses on available-for-sale securities net of taxes. Prior year amounts have been reclassified to conform to the requirements of the new Statement. The components of comprehensive income, net of related tax, for the three month and six month periods ended June 30, 1998 and 1997 were:


Three Months Ended June 30,                                            1998                     1997
----------------------------
                                                                --------------------     --------------------

Net income                                                           $8,571                   $7,070
Unrealized gains on available-for-sale securities-net                   727                   17,748
                                                                --------------------     --------------------

Total comprehensive income                                           $9,298                  $24,818
                                                                ====================     ====================
Six months Ended June 30,                                              1998                     1997
--------------------------
                                                                --------------------     --------------------

Net income                                                          $15,569                  $14,108
Unrealized gains (losses) on available-for-sale securities-net         (392)                     181
                                                                --------------------     --------------------

Total comprehensive income                                          $15,177                  $14,289



                                                                ====================     ====================

                             IDS CERTIFICATE COMPANY
                     MANAGEMENT'S NARRATIVE ANALYSIS OF THE
                              RESULTS OF OPERATIONS



As of June 30, 1998, total assets increased $22 million, certificate reserves decreased $109 million and accounts payable and accrued liabilities increased $123 million from December 31, 1997. The decrease in certificate reserves resulted primarily from certificate maturities and surrenders exceeding certificate sales. The increase in accounts payable and accrued liabilities resulted primarily from net borrowings of $95 million under reverse repurchase agreements.

Sales of face-amount certificates totaled $257 million and $307 million during the first and second quarters of 1998, respectively, compared to $268 million and $327 million during the comparable periods in 1997, respectively. Certificate sales during the second quarter of 1998 benefited from $19 million in sales of Registrant's Market Strategy certificate which was first offered for sale April 29, 1998. Certificate maturities and surrenders totaled $365 million and $469 million during the first and second quarters of 1998, respectively, compared to $304 million and $344 million during the comparable periods in 1997, respectively. The higher certificate maturities and surrenders during the second quarter of 1998 resulted primarily from $59 million in surrenders of Registrant's 7-month term Flexible Savings certificate. The surrenders of the 7-month Flexible Savings certificate resulted primarily from lower accrual rates declared by Registrant at term renewal, reflecting interest rates available in the marketplace.

Investment income increased 12% during the first six months of 1998 from the prior year's period primarily reflecting a higher average balance of invested assets.

Investment expenses increased 22% during the first six months of 1998 from the the prior year's period. The increase resulted primarily from $2.6 million higher amortization of premiums paid for index options and $4.7 million of interest expense on reverse repurchase and interest rate swap agreements entered into after the first quarter in 1997.

Net provision for certificate reserves increased 8.6% during the first six months of 1998 from the prior year's period reflecting a higher average balance of certificate reserves.

The $.9 million decrease in income tax benefit on net investment income resulted primarily from a lesser portion of net investment income before income tax benefit being attributable to tax-advantaged income.

Net certificate reserve financing activities used cash of $219 million during the first six months of 1998 compared to cash provided of $.2 million during the prior year's period. The change resulted from lower certificate payments received of $32 million and higher maturities and surrenders of $187 million during the first six months of 1998 compared to the prior year's period.

During the first six months of 1998, Registrant paid a cash dividend to its Parent of $4.5 million.

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

 10. (a) The Distribution Agreement dated November 18, 1988, between Registrant and IDS Financial Services Inc., filed electronically as
             Exhibit 1(a) to the Registration Statement for the American Express International Investment Certificate (now called the American Express Investors Certificate), is incorporated herein by reference.

        (b) The Distribution Agreement dated March 29, 1996, between Registrant and American Express Service Corporation, filed electronically as
             Exhibit 1(b) to Post-Effective Amendment No. 17 to Registration Statement No. 2-95577 for the IDS Flexible Savings Certificate, is incorporated herein by reference.

        (c) Selling Agent Agreement dated June 1, 1990, between American Express Bank International and IDS Financial Services Inc., for the American Express Investors Certificate (formerly known as the IDS Investors Certificate)and American Express Stock Market Certificate (formerly known as the IDS Stock Market Certificate) filed electronically as Exhibit 1(c) to the Post-Effective Amendment No.5 to Registration Statement No. 33-26844 for the IDS Investors Certificate, is incorporated herein by reference.

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





REGISTRANT                                         IDS CERTIFICATE COMPANY





BY

NAME AND TITLE                         Jay C. Hatlestad, Vice President and
                                       Controller (Chief Accounting Officer and
                                       officer duly authorized to sign on behalf
                                       of Registrant)
DATE                                   August 12, 1998