Form 10-Q
period 1998-09-30
IDS CERTIFICATE CO /MN/
filed 1998-11-17
CIK 52428

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

For the quarterly period ended        September 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1998

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

                                                        IDS CERTIFICATE COMPANY
                                                               BALANCE SHEET

                                                                 ASSETS               Sept. 30,                 Dec. 31,
                                                                                          1998                     1997
                                                                                      (Unaudited)
                                                                                   ---------------------    ------------------------
                                                                                                    ($ Thousands)
Qualified Assets:
  Cash and cash equivalents                                                                    $81,627               $     -
   Investments in unaffiliated issuers (note 1)                                              3,712,182                3,919,198
   Receivables                                                                                  44,017                   50,452
   Investments in and advances to affiliates                                                     3,966                    6,772
   Other                                                                                        36,214                   56,127
                                                                                  ---------------------    -------------------------

   Total qualified assets                                                                    3,878,006                4,032,549

Other assets                                                                                    21,172                   21,099
                                                                                  ---------------------    -------------------------

Total assets                                                                                $3,899,178               $4,053,648
                                                                                  =====================    =========================

                                    LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
   Certificate reserves                                                                     $3,589,369               $3,724,978
   Accounts payable and accrued liabilities                                                     19,736                   73,985
   Deferred federal income taxes                                                                21,946                   15,175
                                                                                  ---------------------    -------------------------

   Total liabilities                                                                         3,631,051                3,814,138
                                                                                  ---------------------    -------------------------

Stockholder's equity:
   Common stock                                                                                  1,500                    1,500
   Additional paid-in-capital                                                                  143,844                  143,844
   Retained earnings                                                                            81,181                   62,373
   Accumulated other comprehensive income-net of tax (note 2)                                   41,602                   31,793
                                                                                  ---------------------    -------------------------

   Total stockholder's equity                                                                  268,127                  239,510
                                                                                  ---------------------    -------------------------

Total liabilities and stockholder's equity                                                  $3,899,178               $4,053,648
                                                                                 =====================    =========================

See notes to financial statements.

                           IDS CERTIFICATE COMPANY
                           STATEMENT OF OPERATIONS

                                                                                                              (Unaudited)

                                                         For the Three Months Ended            For the Nine Months Ended
                                                   -----------------------------------------------------------------------------

                                                  Sept. 30, 1998      Sept. 30, 1997     Sept. 30, 1998       Sept. 30, 1997
                                               -------------------- ----------------- ------------------- ---------------------
                                                                               ($ Thousands)

Investment income                                        $65,989            $65,660            $206,268             $190,130
Investment expenses                                       18,818             17,824              58,302               50,146
                                                --------------------    ----------------    ------------------- ----------------

Net investment income before provision
   for certificate reserves and income tax benefit        47,171             47,836             147,966              139,984
Net provision for certificate reserves                    41,368             41,368             128,729              121,280
                                                --------------------   -----------------   -------------------   ----------------

Net investment income before income tax benefit            5,803              6,468              19,237               18,704
Income tax benefit                                           358                601               1,202                2,323
                                                ---------------------  -----------------   -------------------   ----------------

Net investment income                                      6,161              7,069              20,439               21,027
                                                ---------------------  -----------------   -------------------   ----------------

Realized gain on investments - net                         2,327                470               4,116                  472
Income tax expense                                          (815)              (164)             (1,441)                (165)
                                                ---------------------  -----------------   -------------------   -----------------

Net realized gain on investments                           1,512                306               2,675                  307
                                                --------------------   -----------------   -------------------   -----------------

Net income - wholly owned subsidiary                          66                 53                 194                  202
                                                ---------------------  -----------------   -------------------   -----------------

Net income                                                $7,739             $7,428             $23,308              $21,536
                                                =====================  =================   ===================   =================

See notes to financial statements.


                                        IDS CERTIFICATE COMPANY
                                        STATEMENT OF CASH FLOWS

                                                                                                   (Unaudited)




                                                                                     For the Nine Months Ended
                                                                           ----------------------------------------------

                                                                              Sept. 30, 1998           Sept. 30, 1997
                                                                           ---------------------    ---------------------
                                                                                           (Thousands)
Cash Flows from Operating Activities:
  Net Income                                                                         $23,308                  $21,536

  Adjustments to reconcile net income to net
  cash  provided  by  operating activities:
    Net income of wholly owned subsidiary                                               (194)                    (202)
    Net provision for certificate reserves                                           128,729                  121,280
    Interest income added to certificate loans                                          (900)                  (1,063)
    Amortization of premiums/discounts - net                                          16,100                   11,093
    Provision for deferred federal income taxes                                        1,489                   (2,749)
    Net realized gain on investments before income taxes                              (4,116)                    (472)
    Decrease in dividends and interest receivable                                      6,188                    2,826
    Decrease in deferred distribution fees                                             4,131                    2,490
    Increase in other assets                                                          (4,200)                  (1,747)
    Decrease in other liabilities                                                     (3,383)                    (360)
                                                                           ------------------    ---------------------

    Net cash provided by operating activities                                        167,152                  152,632
                                                                           ------------------    ---------------------

Cash Flows from Investing Activities:
  Maturity and redemption of investments:
    Held-to-maturity securities                                                      120,291                   62,265
    Available-for-sale securities                                                    362,523                  306,066
    Other investments                                                                 64,156                   55,705
  Sale of investments:
    Held-to-maturity securities                                                        6,245                   29,391
    Available-for-sale securities                                                    342,100                  156,841
  Certificate loan payments                                                            2,941                    3,670
  Purchase of investments:
    Held-to-maturity securities                                                       (1,034)                  (4,565)
    Available-for-sale securities                                                   (590,182)                (828,812)
    Other investments                                                                (94,030)                 (45,801)
  Certificate loan fundings                                                           (2,925)                  (3,884)
                                                                           ------------------    ---------------------

    Net cash provided by (used in) investing activities                             $210,085                ($269,124)
                                                                           ------------------    ---------------------
See notes to financial statements.


                                               IDS CERTIFICATE COMPANY
                                         STATEMENT OF CASH FLOWS (Continued)

                                                                                                   (Unaudited)

                                                                                     For the Nine Months Ended
                                                                           ----------------------------------------------

                                                                              Sept. 30, 1998           Sept. 30, 1997
                                                                           ---------------------    ---------------------
                                                                                           ($ Thousands)
Cash Flows from Financing Activities:
  Payments from certificate owners                                                     $910,515               $1,053,364
  Proceeds from reverse repurchase agreements                                           650,500                  374,000
  Dividend from wholly-owned subsidiary                                                   3,000                        -
  Certificate maturities and cash surrenders                                         (1,182,625)                (991,985)
  Payments under reverse repurchase agreements                                         (672,500)                (355,000)
  Dividend paid                                                                          (4,500)                       -
                                                                           ---------------------    ---------------------

    Net cash (used in) provided by financing activities                                (295,610)                  80,379
                                                                           ---------------------    ---------------------

Net Increase (Decrease) In Cash and Cash Equivalents                                     81,627                  (36,113)

Cash and Cash Equivalents Beginning of Period                                                 -                  111,331
                                                                           ---------------------    ---------------------

Cash and Cash Equivalents End of Period                                                 $81,627                  $75,218
                                                                           =====================    =====================

Supplemental Disclosures:
  Cash paid for income taxes                                                             $3,405                   $4,030
  Certificate maturities and surrenders through loan
    reductions                                                                           $4,417                   $5,565

See notes to financial statements.


                                             IDS CERTIFICATE COMPANY
                                       NOTES TO FINANCIAL STATEMENTS (Unaudited)
                                               ($ in Thousands)

1. The following is a summary of investments in unaffiliated issuers:

                                                                                        Sept. 30,                 Dec. 31,
                                                                                           1998                     1997
                                                                                    ---------------------    ---------------------

Held-to-maturity securities                                                             $633,838                 $758,143
Available-for-sale securities                                                          2,795,690                2,911,524
First mortgage loans on real estate                                                      249,089                  212,433
Certificate loans - secured by certificate reserves                                       33,565                   37,098
                                                                                    ---------------------    ---------------------

Total                                                                                 $3,712,182               $3,919,198

                                                                                    =====================    =====================


2.        Comprehensive income

          Effective  Jan. 1, 1998,  Registrant  adopted  Statement  of Financial
          Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income."
          SFAS No. 130  requires  the  reporting  and  display of  comprehensive income  and its  components.  Comprehensive  income is  defined as the
          aggregate  change  in  stockholder's   equity  excluding   changes  in
          ownership  interests.  For  Registrant,  it  is  net  income  and  the unrealized  gains or losses on  available-for-sale  securities  net of taxes.  Prior year  amounts have been  reclassified  to conform to the requirements  of the new Statement.  The  components of  comprehensive income, net of related tax, for the three-month and nine-month periods ended Sept. 30, 1998 and 1997 were:

Three Months Ended Sept. 30,                                                                1998                     1997
                                                                                     ---------------------    ---------------------

Net income                                                                                $7,739                   $7,428
Unrealized gains on available-for-sale securities-net                                     10,201                   13,838
                                                                                    ---------------------    ---------------------

Total comprehensive income                                                               $17,940                  $21,266
                                                                                    =====================    =====================

Nine Months Ended Sept. 30,                                                               1998                     1997
                                                                                    ---------------------    ---------------------

Net income                                                                               $23,308                  $21,536
Unrealized gains on available-for-sale securities-net                                      9,809                   14,019
                                                                                      -------------------    ---------------------

Total comprehensive income                                                               $33,117                  $35,555
                                                                                    =====================    =====================

                                      IDS CERTIFICATE COMPANY
                               MANAGEMENT'S NARRATIVE ANALYSIS OF THE
                                        RESULTS OF OPERATIONS

Results of operations:

As of Sept. 30, 1998, total assets and certificate reserves decreased $154 million and $136 million, respectively, from Dec. 31, 1997. The decreases resulted primarily from certificate maturities and surrenders exceeding certificate sales. The decrease in accounts payable and accrued liabilities resulted primarily from net repayments of $22 million under reverse repurchase agreements and a decrease in payable for investment securities purchased of $18 million.

Sales of face-amount certificates totaled $307 million and $273 million during the second and third quarters of 1998, respectively, compared to $327 million and $387 million during the comparable periods in 1997, respectively.
Certificate sales during the second and third quarters of 1998 include $19 million and $31 million , respectively, of sales of Registrant's Market Strategy certificate which was first offered for sale April 29, 1998.

Certificate maturities and surrenders totaled $469 million and $353 million during the second and third quarters of 1998, respectively, compared to $344 million and $350 million during the comparable periods in 1997, respectively. The higher certificate maturities and surrenders during the second quarter of 1998 resulted primarily from $59 million in surrenders of Registrant's 7-month term Flexible Savings certificate. Surrenders of the 7-month Flexible Savings certificate resulted primarily from lower accrual rates declared by Registrant at term renewal, reflecting interest rates available in the marketplace.

For the nine months of 1998 and 1997, sales of face-amount certificates totaled $837 million and $982 million, respectively. Certificate maturities and surrenders for the first nine months of 1998 and 1997 totaled $1,187 million and $998 million, respectively.

Investment income increased 8.5% during the first nine months of 1998 from the prior year's period primarily reflecting a higher average balance of invested assets.

Investment expenses increased 16% during the first nine months of 1998 from the the prior year's period. The increase resulted primarily from $4.3 million higher amortization of premiums paid for index options and $4.7 million of interest expense on reverse repurchase and interest rate swap agreements entered into after the first quarter in 1997.

Net provision for certificate reserves increased 6.1% during the first nine months of 1998 from the prior year's period reflecting a higher average balance of certificate reserves.

The $1.1 million decrease in income tax benefit on net investment income resulted primarily from a lesser portion of net investment income before income tax benefit being attributable to tax-advantaged income.

During the third quarter of 1998, Registrant accepted a tender offer of a hold-to-maturity security with an amortized cost and fair value of $6.2 million.

Net certificate reserve financing activities used cash of $272 million during the first nine months of 1998 compared to cash provided of $61 million during the prior year's period. The change resulted from lower certificate payments received of $143 million and higher maturities and surrenders of $190 million during the first nine months of 1998 compared to the prior year's period.

During the first nine months of 1998, Registrant paid a cash dividend to its Parent of $4.5 million.

Year 2000:

Registrant is a wholly owned subsidiary of American Express Financial Corporation (AEFC), which is a wholly owned subsidiary of American Express Company (American Express). All of the major systems used by Registrant are maintained by AEFC and are utilized by multiple subsidiaries and affiliates of AEFC. American Express is coordinating Year 2000 (Y2K) efforts on behalf of all of its businesses and subsidiaries. Representatives of AEFC are participating in these efforts. The Y2K issue is the result of computer programs having been written using two digits rather than four to define a year. Some programs may recognize a date using "00" as the year 1900 rather than 2000. This misinterpretation could result in the failure of major systems or miscalculations, which could have a material impact on American Express and its businesses or subsidiaries through business interruption or shutdown, financial loss, reputational damage and legal liability to third parties. American Express and AEFC began addressing the Y2K issue in 1995 and have established a plan for resolution, which involves the remediation, decommissioning and replacement of relevant systems, including mainframe, mid-range and desktop computers, application software, operating systems, systems software, date back-up archival and retrieval services, telephone and other communications systems, and hardware peripherals and facilities dependent on embedded technology. As a part of their plan, American Express has generally followed and utilized the specific policies and guidelines established by the Federal Financial Institutions Examination Council, as well as other U.S. and international regulatory agencies. Additionally, American Express continues to participate in Y2K related industry consortia sponsored by various partners and suppliers. Progress is reviewed regularly with Registrant's senior management and American Express's senior management and Board of Directors.

American Express's and AEFC's Y2K compliance effort related to information technology (IT) systems is divided into two initiatives. The first, which is the much larger initiative, is known internally as "Millenniax," and relates to mainframe and other technological systems maintained by the American Express Technologies organization. The second, known as "Business T," relates to the technological assets that are owned, managed or maintained by American Express's individual business units, including AEFC. Business T also encompasses the remediation of non-IT systems. These initiatives involve a substantial number of employees and external consultants. This multiple sourcing approach is intended to mitigate the risk of becoming dependent on any one vendor or resource. While the vast majority of American Express's and AEFC's systems that require modification are being remediated, in some cases they have chosen to migrate to new applications that are already Y2K compliant.

American Express's and AEFC's plans for remediation with respect to Millenniax and Business T include the following program phases: (i) employee awareness and mobilization, (ii) inventory collection and assessment, (iii) impact analysis,
(iv) remediation/decommission, (v) testing and (vi) implementation. As part of the first three phases, American Express and AEFC have identified their mission-critical systems for purposes of prioritization. American Express's and AEFC's goals are to substantially complete remediation of critical systems by the end of 1998, complete testing of those systems by early 1999, and to continue compliance efforts, including but not limited to, the testing of systems on an integrated basis and independent validation of such testing, through 1999.** American Express and AEFC are currently on schedule to meet these goals. With respect to systems maintained by American Express and AEFC, the first three phases referred to above have been substantially completed for both Millenniax and Business T. As of Oct. 31, 1998, for Millenniax for American Express, the remediation/decommission, testing and implementation phases are approximately 80%, 65% and 55% complete, respectively. For Business T for American Express, such phases are approximately 70%, 55% and 55% complete, respectively.

American Express's most commonly used methodology for remediation is the sliding window. Once an application/system has been remediated, American Express applies specific types of tests, such as stress, regression, unit, future date and baseline to ensure that the remediation process has achieved Y2K compliance while maintaining the fundamental data processing integrity of the particular system. To assist with remediation and testing, American Express is using various standardized tools obtained from a variety of vendors.

American Express's cumulative costs since inception of the Y2K initiatives were $311 million through Sept. 30, 1998 and are estimated to be in the range of $210-$235 million for the remainder through 2000.** These include both remediation costs and costs related to replacements that were or will be required as a result of Y2K. These costs, which are expensed as incurred, relate to both Millenniax and Business T, and have not had, nor are they expected to have, a material adverse impact on American Express's, AEFC's, or Registrant's results of operations or financial condition.** Costs related to Millenniax, which represent most of the total Y2K costs of American Express, are managed by and included in the American Express corporate level financial results; costs related to Business T are included in American Express's individual business segment's financial results, including AEFC's. American Express and AEFC have not deferred other critical technology projects or investment spending as a result of Y2K. However, because American Express and AEFC must continually prioritize the allocation of finite financial and human resources, certain non-critical spending initiatives have been deferred.

American Express's and AEFC's major businesses are heavily dependent upon internal computer systems, and all have significant interaction with systems of third parties, both domestically and internationally. American Express and AEFC are working with key external parties, including merchants, clients, counterparties, vendors, exchanges, utilities, suppliers, agents and regulatory agencies to mitigate the potential risks to American Express and AEFC of Y2K. The failure of external parties to resolve their own Y2K issues in a timely manner could result in a material financial risk to American Express or AEFC. As part of their overall compliance program, American Express and AEFC are actively communicating with third parties through face-to-face meetings and correspondence, on an ongoing basis, to ascertain their state of readiness. Although numerous third parties have indicated to American Express and AEFC in writing that they are addressing their Y2K issues on a timely basis, the readiness of third parties overall varies across the spectrum. Because American Express's and AEFC's Y2K compliance is dependent on key third parties being compliant on a timely basis, there can be no assurances that American Express's and AEFC's efforts alone will resolve all Y2K issues.

At this point, American Express and AEFC have not completed their assessment of reasonably likely Y2K systems failures and related consequences. However, American Express is in the process of preparing specific Y2K contingency plans for all key American Express business units, including AEFC, to mitigate the potential impact of such failures. This effort is a full-scale initiative that includes both internal and external experts under the guidance of an American Express-wide steering committee. The contingency plans, which will be based in part on an assessment of the magnitude and probability of potential risks, will primarily focus on proactive steps to prevent Y2K failures from occurring, or if they should occur, to detect them quickly, minimize their impact and expedite their repair. The Y2K contingency plans will supplement disaster recovery and business continuity plans already in place, and are expected to include measures such as selecting alternative suppliers and channels of distribution, and developing American Express's and AEFC's own technology infrastructure in lieu of those provided by third parties. Development of the Y2K contingency plans is expected to be substantially complete by the end of the first quarter of 1999, and will continue to be refined throughout 1999 as additional information related to American Express's and AEFC's exposures is gathered. **

Statements in this Y2K discussion marked with two asterisks are forward-looking statements which are subject to risks and uncertainties. Important factors that could cause results to differ materially from these forward-looking statements include, among other things, the ability of American Express or AEFC to successfully identify systems containing two-digit codes, the nature and amount of programming required to fix the affected systems, the costs of labor and consultants related to such efforts, the continued availability of such resources, and the ability of third parties that interface with American Express or AEFC to successfully address their Y2K issues.

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

        (c) Selling Agent Agreement dated June 1, 1990, between American Express Bank International and IDS Financial Services Inc., for the American Express Investors Certificate (formerly known as the IDS Investors Certificate and American Express Stock Market Certificate
            (formerly known as the IDS Stock Market Certificate) filed electronically as Exhibit 1(c) to the Post-Effective Amendment No. 5 to Registration Statement No. 33-26844 for the IDS Investors Certificate, is incorporated herein by reference.

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







BY                               /s/ Jay C. Hatlestad


NAME AND TITLE                   Jay C. Hatlestad, Vice President and
                                 Controller (Chief Accounting Officer and officer duly authorized to sign on behalf of Registrant)

DATE                             November 16, 1998