Form 10-K
period 1998-12-31
IDS CERTIFICATE CO /MN/
filed 1999-03-26
CIK 52428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 30(a) OF THE INVESTMENT COMPANY ACT OF 1940 AND SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For    the    transition    period    from    ____________________________    to

__________________________.

Commission file number 2-23772.

                             IDS Certificate Company
-------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


             Delaware                                    41-6009975
-------------------------------------------------------------------------------
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)


      IDS Tower 10, Minneapolis, Minnesota                 55440
-------------------------------------------------------------------------------
     (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code (612) 671-3131

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:  None     Name of each exchange on which registered:  None

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

The Exhibit Index is located on sequential pages 18-20.

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

IDSC is continuously engaged in new product development. IDSC currently offers nine certificates to the public: "IDS Cash Reserve Certificate," "IDS Flexible Savings Certificate" (formerly "IDS Variable Term Certificate"), "IDS Installment Certificate," "IDS Preferred Investors Certificate," "IDS Stock Market Certificate" (marketed in some channels as "American Express Stock Market Certificate"), "IDS Market Strategy Certificate," "American Express Investors Certificate" (including a form of American Express Investors Certificate offered to select investors who, among other things, invest at least $50 million in the certificate), and "American Express Special Deposits." The American Express Special Deposits is only marketed in England and Hong Kong and is not registered for sale in the United States. All certificates are currently sold without a sales charge. The IDS Installment Certificate, the IDS Flexible Savings Certificate, the IDS Stock Market Certificate (including the American Express Stock Market Certificate), the IDS Preferred Investors Certificate, the IDS Market Strategy Certificate, the American Express Investors Certificate and the American Express Special Deposits currently bear surrender charges for premature surrenders. All of the above described certificates, except the American Express Special Deposits, are distributed pursuant to a Distribution Agreement with American Express Financial Advisors Inc. (formerly known as IDS Financial Services Inc.), an affiliate of IDSC. With respect to the American Express Investors Certificate and the American Express Stock Market Certificate, American Express Financial Advisors Inc., in turn, has Selling Agent Agreements with American Express Bank International (AEBI), a subsidiary of American Express, and Coutts & Co. (USA) International (Coutts), a subsidiary of National Westminster Bank PLC, for selling the certificates. With respect to the American Express Special Deposits, IDSC has a Marketing Agreement with American Express Bank Ltd. (AEB), a subsidiary of American Express, for marketing the certificate. IDSC has a Distribution Agreement with American Express Service Corporation (AESC) under which AESC can distribute the IDS Stock Market Certificate and potentially other certificates through a direct marketing channel of distribution known as American Express Financial Direct. As of December 31, 1998, no certificates have been distributed through AESC. With respect to IDS Stock Market Certificate, American Express Financial Advisors Inc. has a Selling Agent Agreement effective March 1999 with Securities America Inc., an affiliate of IDSC. There is no assurance that IDS certificates will be distributed by AESC or sold by Securities America Inc.

         AEBI and Coutts are Edge Act corporations organized under the provisions of Section 25(a) of the Federal Reserve Act. American Express Financial Advisors Inc. has entered into a consulting agreement with AEBI under which AEBI provides consulting services related to any selling agent agreements between American Express Financial Advisors Inc. and other Edge Act corporations.

         IDSC also offers one certificate in connection with certain employee benefit plans available to eligible American Express Financial Corporation employees, financial advisors, retirees, and eligible employees of the IDS Mutual Fund Group, and to IRAs of persons retired as employees or financial advisors with American Express Financial Corporation. This certificate is called the Series D-1 Investment Certificate.

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

The IDS Stock Market Certificate is a single payment certificate that offers the certificate owner the opportunity to have all or part of his/her interest tied to 52- week stock market performance, as measured by a broad stock market index, with return of principal guaranteed by IDSC. The owner can also choose to earn a fixed rate of interest. This certificate is sold to clients of American Express Financial Advisors Inc., and is available through Securities America Inc. under a Selling Agent Agreement effective March 1999 with American Express Financial Advisors Inc., and may be available from time to time through American Express Service Corporation under its Distribution Agreement with IDSC. This certificate is marketed as the American Express Stock Market Certificate by AEBI and Coutts, under Selling Agent Agreements with American Express Financial Advisors Inc., to AEBI's clients and certain of Coutts' clients, respectively, who are neither citizens nor residents of the United States.

         The IDS Market Strategy Certificate is a single payment certificate that pays interest at a fixed rate or that offers the owner the opportunity to have all or part of his/her interest tied to 52- week stock market performance as measured by a broad stock market index, for a series of 52- week terms starting every month or at intervals the owner selects.

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

         The American Express Special Deposits is a single payment certificate that generally permits additional payments within 15 days of term renewal. Interest rates are guaranteed in advance by IDSC for a term of 1, 2, 3, 6, 12, 24, or 36 months (by the date of term renewal in the case of 1- month terms), at the buyer's option. This certificate is currently marketed by AEB through its London and Hong Kong offices, under a Marketing Agreement with IDSC, only to AEB's clients who are neither citizens nor residents of the United States. This certificate is not registered for sale in the United States.

         To IDSC's knowledge, IDSC is by far the largest issuer of face-amount certificates in the United States. However, such certificates compete with many other investments offered by banks, savings and loan associations, mutual funds, broker-dealers and others, which may be viewed by potential clients as offering a comparable or superior combination of safety and return on investment. In particular, some of IDSC's products are designed to be competitive with the types of investment offered by banks and thrifts. Since IDSC's face-amount certificates are securities, their offer and sale are subject to regulation under federal and state securities laws. IDSC's certificates are backed by its qualified assets on deposit and are not insured by any governmental agency or other entity.

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

         To compete with popular short-term investment vehicles such as certificates of deposit, money market certificates and money market mutual funds that offer comparable yields, liquidity and safety of principal, IDSC offers the IDS Cash Reserve Certificate and the IDS Flexible Savings Certificate. The yields and features on these products are designed to be competitive with such short-term products. The American Express Investors Certificate, IDS Preferred Investors Certificate and American Express Special Deposits also compete with short-term products but use LIBOR rates. The IDS Installment Certificate is intended to help clients save systematically and may compete with passbook savings and NOW accounts. The IDS Stock Market Certificate, American Express Stock Market Certificate and IDS Market Strategy Certificate are designed to offer interest tied to a major stock market index and principal guaranteed by IDSC. Certain banks offer certificates of deposit that have features similar to the Stock Market Certificate and Market Strategy Certificate.

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

         Various forward-looking statements have been made in this 10-K Annual Report, in particular with regard to Year 2000 issues. Forward-looking statements may also be made by IDSC in other documents. In addition, from to time to time, IDSC through its management may make oral forward-looking statements. Forward-looking statements are subject to uncertainties that could cause actual results to differ materially from such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. IDSC undertakes no obligation to update publicly or revised any forward-looking statements.

         The following table shows IDSC's certificate payments received and certificate surrenders for the three years ended December 31, 1998:

                                                                         1998             1997               1996
                                                                         ----             ----               ----
                                                                                    ($ in Millions)
Single Payment Certificates
     Non-Qualified
        Payments through:
          American Express Financial Advisors Inc.                      $ 685.3         $ 860.2             $ 614.2
          AEBI, AEB, and Coutts                                           303.0           483.5               304.9
        Surrenders through:
          American Express Financial Advisors Inc.                        922.9           733.3             1,062.9
          AEBI, AEB, and Coutts                                           370.6           287.5               297.4
     Qualified
        Payments through:
          American Express Financial Advisors Inc.                        122.4           135.                 99.9
        Surrenders through:
          American Express Financial Advisors Inc.                        164.7           141.0               165.4



Installment Payment Certificates
     Through American Express Financial Advisors Inc.

     Non-Qualified
       Payments                                                            80.4            99.5               108.3
       Surrenders                                                         118.5           103.2                98.0
     Qualified
       Payments                                                             1.0             1.4                 1.7
       Surrenders                                                           2.5             2.6                 2.6

         In 1998, approximately 27% of single payment certificate payments were through AEBI, AEB, and Coutts, and approximately 11% of single payment certificate payments and 1% of installment certificate payments were of tax-qualified certificates for use in IRAs, 401(k) plans and other qualified retirement plans.

         The certificates offered by American Express Financial Advisors Inc. are sold pursuant to a distribution agreement which is terminable on 60 days' notice and is subject to annual approval by IDSC's Board of Directors, including a majority of the directors who are not "interested persons" of American Express Financial Advisors Inc. or IDSC as that term is defined in the 1940 Act. The agreement  provides  for the payment of  distribution  fees to American  Express
Financial  Advisors  Inc. for services  provided  thereunder.  American  Express
Financial  Advisors  Inc.  is a wholly  owned  subsidiary  of  American  Express
Financial Corporation. For the sale of the American Express Investors Certificate and the American Express Stock Market Certificate, American Express Financial Advisors Inc., in turn, has Selling Agent Agreements with AEBI and Coutts. For the sale of IDS Stock Market Certificate, American Express Financial Advisors Inc. has a Selling Agent Agreement with Securities America Inc. effective March 1999. For the distribution of the IDS Stock Market Certificate through American Express Financial Direct, IDSC has a distribution agreement with American Express Service Corporation. For marketing American Express Special Deposits, IDSC has a Marketing Agreement with AEB. These agreements are terminable upon 60 days' notice and subject to annual review by directors who are not "interested persons" of American Express Financial Advisors Inc. or IDSC except that such annual review is not required for selling agent agreements.

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

         IDSC is required to maintain cash and "qualified investments" meeting the standards of Section 28(b) of the 1940 Act, as modified by an order of the Securities and Exchange Commission (the SEC). The amortized cost of said investments must be at least equal to IDSC's net liabilities on all outstanding face-amount certificates plus $250,000. So long as IDSC wishes to rely on the SEC order, as a condition to the order IDSC has agreed to maintain an amount of unappropriated retained earnings and capital equal to at least 5% of net certificate reserves. For these purposes, net certificate reserves means certificate reserves less outstanding certificate loans. In determining compliance with this condition, qualified investments are valued in accordance with the provisions of Minnesota Statutes where such provisions are applicable. IDSC's qualified assets consist of cash and cash equivalents, first mortgage loans on real estate, U.S. government and government agency securities, municipal bonds, corporate bonds, preferred stocks and other securities meeting specified standards. IDSC is subject to annual examination and supervision by the State of Minnesota, Department of Commerce (Banking Division).

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

         Item omitted pursuant to General Instructions I(2)(c) of Form 10-K.


                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters

         There is no market for the Registrant's common stock since it is a wholly owned subsidiary of American Express Financial Corporation and, indirectly, of American Express. Frequency and amount of cash dividends declared during the past two years are as follows:

         Dividend Payable Date
         For the year ended December 31, 1998:

         April 8, 1998                                       $ 4,500,000
         November 17, 1998                                    25,000,000
                                                              ----------
                                                             $29,500,000
         Dividend Payable Date
         For the year ended December 31, 1997:                 $   NONE


         Restriction on the Registrant's present or future ability to pay dividends:

         Certain series of installment certificates outstanding provide that cash dividends may be paid by IDSC only in calendar years for which additional credits of at least 1/2 of 1% on such series of certificates have been authorized by IDSC. This restriction has been removed for 1999 and 2000 by IDSC's declaration of additional credits in excess of this requirement.

         Appropriated retained earnings resulting from the predeclaration of additional credits to IDSC's certificate owners are not available for the payment of dividends by IDSC. In addition, IDSC will discontinue issuance of certificates subject to the predeclaration of additional credits and will make no further predeclaration as to outstanding certificates if at any time the capital and unappropriated retained earnings of IDSC should be less than 5% of net certificate reserves (certificate reserves less certificate loans). At December 31, 1998, the capital and unappropriated retained earnings amounted to 6.20% of net certificate reserves.

Item 6. Selected Financial Data

Summary of selected financial information

------------------------------------------------------------------------------------------------------------------------------------

The following selected financial information has been derived from the audited financial statements and should be read in conjunction with those statements and the related notes to financial statements.  Also see "Management's discussion and analysis of financial condition and results of operations" for additional comments.
Year Ended Dec. 31,                                        1998           1997            1996            1995            1994
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      ($ thousands)
Statement of Operations Data
Investment income                                           $273,135        $258,232        $251,481        $256,913       $207,975
Investment expenses                                           76,811          70,137          62,851          62,817         58,690
------------------------------------------------------------------------------------------------------------------------------------

Net investment income before provision for
  certificate reserves and income tax benefit                196,324         188,095         188,630         194,096        149,285
Net provision for certificate reserves                       167,108         165,136         171,968         176,407        107,288
------------------------------------------------------------------------------------------------------------------------------------

Net investment income before income
  tax benefit                                                 29,216          22,959          16,662          17,689         41,997
Income tax benefit                                               265           3,682           6,537           9,097          2,663
------------------------------------------------------------------------------------------------------------------------------------

Net investment income                                         29,481          26,641          23,199          26,786         44,660
------------------------------------------------------------------------------------------------------------------------------------

Net realized gain (loss) on investments:
  Securities of unaffiliated issuers                           5,143             980            (444)            452         (7,514)
  Other - unaffiliated                                             -               -             101            (120)         1,638
------------------------------------------------------------------------------------------------------------------------------------

Net realized gain (loss) on investments
  before income taxes                                          5,143             980            (343)            332         (5,876)
Income tax (expense) benefit                                  (1,800)           (343)            120            (117)         2,047
------------------------------------------------------------------------------------------------------------------------------------

Net realized gain (loss) on investments                        3,343             637            (223)            215         (3,829)
Net income - wholly owned subsidiary                           1,646             328           1,251             373            241
------------------------------------------------------------------------------------------------------------------------------------

Net income                                                   $34,470         $27,606         $24,227         $27,374        $41,072
------------------------------------------------------------------------------------------------------------------------------------

Cash Dividends Declared                                      $29,500              $-         $65,000              $-        $40,200
------------------------------------------------------------------------------------------------------------------------------------

Balance Sheet Data
Total assets                                              $3,834,244      $4,053,648      $3,563,234      $3,912,131     $3,040,857
Certificate loans                                             32,343          37,098          43,509          51,147         58,203
Certificate reserves                                       3,404,883       3,724,978       3,283,191       3,628,574      2,887,405
Stockholder's equity                                         222,033         239,510         194,550         250,307        141,852
------------------------------------------------------------------------------------------------------------------------------------

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

During the year 1998, total assets and certificate reserves decreased due primarily to certificate maturities and surrenders exceeding certificate sales. The excess of certificate maturities and surrenders over certificate sales resulted primarily from lower accrual rates declared by IDSC during the year. The decrease in total assets in 1998 reflects also, a decrease in net unrealized appreciation on investment securities classified as available for sale of $35 million and cash dividends paid to Parent of $30 million.

During the year 1997, total assets and certificate reserves increased due to certificate sales exceeding certificate maturities and surrenders. The excess of certificate sales over maturities and surrenders resulted primarily from a special introductory offer of the seven- and 13-month term IDS Flexible Savings Certificate. The increase in total assets in 1997 reflects also, an increase of $27 million in net unrealized appreciation on investment securities classified as available for sale.

1998 Compared to 1997:

Gross investment income increased 5.8% due primarily to a higher average balance of invested assets partially offset by slightly lower yields.

Investment expenses increased 9.5% in 1998. The increase resulted primarily from higher amortization of premiums paid for index options of $6.4 million, higher interest expense on reverse repurchase and interest rate swap agreements of $5.2 million, and $3.9 million of fees paid under a transfer agent agreement with American Express Client Service Corporation effective Jan. 1, 1998. Prior to Jan. 1, 1998, transfer agent services were provided by AEFC under the investment advisory and services fee agreement. These higher expenses were partially offset by lower investment advisory and services fees of $8.1 million and lower distribution fees of $.7 million.

Net provision for certificate reserves increased 1.2% due primarily to the net of a higher average balance of certificate reserves and lower accrual rates during 1998.

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

Certificate sales remained strong in 1998 reflecting clients' ongoing desire for safety of principal. Sales of certificates totaled $1.1 billion in 1998 compared to $1.5 billion in 1997 and $1.0 billion in 1996. The higher certificate sales in 1997 over 1996 resulted primarily from a special introductory promotion of the seven- and 13-month term IDS Flexible Savings Certificate which produced sales of $238 million. Certificate sales in 1997 benefited also, from higher sales of the IDS Preferred Investors Certificate of $113 million and sales of the American Express Special Deposits Certificate of $85 million. The IDS Preferred Investors Certificate was first offered for sale early in the last quarter of 1996. The American Express Special Deposits Certificate was first offered for sale to private banking clients of American Express Bank Ltd. in Hong Kong late in the third quarter of 1997.

The special promotion of the seven- and 13-month term IDS Flexible Savings Certificate was offered from Sept. 10, 1997 to Nov. 25, 1997, and applied only to sales of new certificate accounts during the promotion period. Certificates sold during the promotion period received a special interest rate, determined on a weekly basis, of one percentage point above the Bank Rate Monitor Top 25 Market AverageTM of comparable length certificates of deposit.

Certificate maturities and surrenders totaled $1.7 billion during 1998 compared to $1.3 billion in 1997 and $1.7 billion in 1996. The higher certificate maturities and surrenders in 1998 resulted primarily from $242 million of surrenders of the seven- and 13-month IDS Flexible Savings Certificate. The higher certificate maturities and surrenders in 1996 resulted primarily from $461 million of surrenders of the 11-month IDS Flexible Savings Certificate. These surrenders resulted primarily from lower accrual rates declared by IDSC at term renewal, reflecting interest rates available in the marketplace.

IDSC, as an issuer of face-amount certificates, is affected whenever there is a significant change in interest rates. In view of the uncertainty in the investment markets and due to the short-term repricing nature of certificate reserve liabilities, IDSC continues to invest in securities that provide for more immediate, periodic interest/principal payments, resulting in improved liquidity. To accomplish this, IDSC continues to invest much of its cash flow in intermediate-term bonds and mortgage-backed securities.

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

At Dec. 31, 1998, securities classified as held to maturity and carried at amortized cost were $.6 billion. Securities classified as available for sale and carried at fair value were $2.7 billion. These securities, which comprise 88% of IDSC's total invested assets, are well diversified. Of these securities, 97% have fixed maturities of which 90% are of investment grade. Other than U.S.
Government Agency mortgage- backed securities, no one issuer represents more than 1% of total securities. See note 3 to financial statements for additional information on ratings and diversification.

During the year ended Dec. 31, 1998, IDSC accepted a tender offer of a held-to-maturity security with an amortized cost and fair value of $6.2 million. During the same period in 1998, securities classified as available for sale were sold with an amortized cost and fair value of $343 million and $346 million, respectively. The securities were sold in general management of the investment portfolio.

There were no transfers of available-for-sale or held-to-maturity securities during the years ended Dec. 31, 1998 and 1997.

Market risk and derivative financial instruments:

The sensitivity analysis of two different tests of market risk discussed below estimate the effects of hypothetical sudden and sustained changes in the applicable market conditions on the ensuing year's earnings based on year-end positions. The market changes, assumed to occur as of year-end, are a 100 basis point increase in market interest rates and a 10% decline in a major stock market index. Computation of the prospective effects of hypothetical interest rate and major stock market index changes are based on numerous assumptions, including relative levels of market interest rates and the major stock market index level, as well as the levels of assets and liabilities. The hypothetical changes and assumptions will be different than what actually occurs in the future. Furthermore, the computations do not anticipate actions that may be taken by management if the hypothetical market changes actually occurred over time. As a result, actual earnings affects in the future will differ from those quantified below.

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

IDSC's Investment Committee, which comprises senior business managers, meets regularly to review models projecting different interest rate scenarios and their impact on IDSC's profitability. The committee's objective is to structure IDSC's portfolio of investment securities based upon the type and behavior of the certificates in the certificate reserve liabilities, to achieve targeted levels of profitability and meet certificate contractual obligations.

Rates credited to certificate owners' accounts are generally reset at shorter intervals than the maturity of underlying investments. Therefore, IDSC's margins may be negatively impacted by increases in the general level of interest rates. Part of the committee's strategies include the purchase of derivatives, such as interest rate caps, corridors, floors and swaps, for hedging purposes. On two series of certificates, interest is credited to the certificate owners' accounts based upon the relative change in a major stock market index between the beginning and end of the certificates' terms. As a means of hedging its obligations under the provisions of these certificates, the committee purchases and writes call options on the major stock market index. See note 9 to the financial statements for additional information regarding derivative financial instruments.

The negative impact on IDSC's pretax earnings of the 100 basis point increase in interest rates, which assumes repricings and customer behavior based on the application of proprietary models to the book of business at Dec. 31, 1998 and 1997, would be approximately $7.5 million and $5.9 million for 1998 and 1997, respectively. The 10% decrease in a major stock market index level would have a minimal impact on IDSC's pretax earnings as of Dec. 31, 1998 and 1997, because the income effect is a decrease in option income and a corresponding decrease in interest credited to the IDS and American Express Stock Market Certificate owners' accounts.

Year 2000 Issue:

IDSC is a wholly owned  subsidiary  of American  Express  Financial  Corporation
(AEFC), which is a wholly owned subsidiary of American Express Company (American Express). All of the major systems used by IDSC are maintained by AEFC and are utilized by multiple subsidiaries and affiliates of AEFC. American Express is coordinating Year 2000 (Y2K) efforts on behalf of all of its businesses and subsidiaries. Representatives of AEFC are participating in these efforts. The Y2K issue is the result of computer programs having been written using two digits rather than four to define a year. Some programs may recognize a date using "00" as the year 1900 rather than 2000. This misinterpretation could result in the failure of major systems or miscalculations, which could have a material impact on American Express and its businesses and subsidiaries through business interruption or shutdown, financial loss, reputation damage and legal liability to third parties. American Express and AEFC began addressing the Y2K issue in 1995 and have established a plan for resolution, which involves the remediation, decommissioning and replacement of relevant systems, including mainframe, mid-range and desktop computers, application software, operating systems, systems software, date back-up archival and retrieval services, telephone and other communications systems, and hardware peripherals and facilities dependent on embedded technology. As part of their plan, American Express has generally followed and utilized the specific policies and guidelines established by the

Federal Financial Institutions Examination Council, as well as other U.S. and international regulatory agencies. Additionally, American Express continues to participate in Y2K related industry consortia sponsored by various partners and suppliers. Progress is reviewed regularly with IDSC's senior management and American Express' senior management and Board of Directors.

American Express' and AEFC's Y2K compliance effort related to information technology (IT) systems is divided into two initiatives. The first, which is the much larger initiative, is known internally as "Millenniax," and relates to mainframe and other technological systems maintained by the American Express Technologies organization. The second, known as "Business T," relates to the technological assets that are owned, managed or maintained by American Express' individual business units, including AEFC. Business T also encompasses the remediation of non-IT systems. These initiatives involve a substantial number of employees and external consultants. This multiple sourcing approach is intended to mitigate the risk of becoming dependent on any one vendor or resource. While the vast majority of American Express' and AEFC's systems that require modification are being remediated, in some cases they have chosen to migrate to new applications that are already Y2K compliant.

American Express's and AEFC's plans for remediation with respect to Millenniax and Business T include the following program phases: (i) employee awareness and mobilization, (ii) inventory collection and assessment, (iii) impact analysis,
(iv) remediation/decommission, (v) testing and (vi) implementation. As part of the first three phases, American Express and AEFC have identified their mission-critical systems for purposes of prioritization. American Express' and AEFC's goals are to complete testing of critical systems by early 1999, and to continue compliance efforts, including but not limited to, the testing of systems on an integrated basis and independent validation of such testing, through 1999.** American Express and AEFC are currently on schedule to meet these goals. With respect to systems maintained by American Express and AEFC, the first three phases referred to above have been substantially completed for both Millenniax and Business T. In addition, remediation of critical systems is substantially complete. As of Dec. 31, 1998, for Millenniax for American Express, the remediation/decommission, testing and implementation phases for critical and non-critical systems in total are 82%, 75% and 60% complete, respectively. For Millenniax for AEFC, such phases are 99%, 97% and 97% complete, respectively. For Business T for American Express, such phases are 85%, 70% and 69% complete, respectively. For Business T for AEFC, such phases are 74%, 62% and 62% complete, respectively.

American Express' most commonly used methodology for remediation is the sliding window. Once an application/system has been remediated, American Express applies specific types of tests, such as stress, regression, unit, future date and baseline to ensure that the remediation process has achieved Y2K compliance while maintaining the fundamental data processing integrity of the particular system. To assist with remediation and testing, American Express is using various standardized tools obtained from a variety of vendors.

American Express's cumulative costs since inception of the Y2K initiatives were $383 million through Dec. 31, 1998 and are estimated to be in the range of $135-$160 million for the remainder through 2000.** AEFC's cumulative costs since inception of the Y2K initiative were $56 million through Dec. 31, 1998 and are estimated to be in the range of $13-$19 million for the remainder through 2000.** These include both remediation costs and costs related to replacements that were or will be required as a result of Y2K. These costs, which are expensed as incurred, relate to both Millenniax and Business T, and have not had, nor are they expected to have, a material adverse impact on American Express', AEFC's or IDSC's results of operations or financial condition.** Costs related to Millenniax, which represent most of the total Y2K costs of American

Express, are managed by and included in the American Express corporate level financial results; costs related to Business T are included in American Express' individual business segment's financial results, including AEFC's. American Express and AEFC have not deferred other critical technology projects or investment spending as a result of Y2K. However, because American Express and AEFC must continually prioritize the allocation of finite financial and human resources, certain non-critical spending initiatives have been deferred.

American Express' and AEFC's major businesses are heavily dependent upon internal computer systems, and all have significant interaction with systems of third parties, both domestically and internationally. American Express and AEFC are working with key external parties, including merchants, clients, counterparties, vendors, exchanges, utilities, suppliers, agents and regulatory agencies to mitigate the potential risks to American Express and AEFC of Y2K. The failure of external parties to resolve their own Y2K issues in a timely manner could result in a material financial risk to American Express or AEFC. As part of their overall compliance program, American Express and AEFC are actively communicating with third parties through face-to-face meetings and correspondence, on an ongoing basis, to ascertain their state of readiness. Although numerous third parties have indicated to American Express and AEFC in writing that they are addressing their Y2K issues on a timely basis, the readiness of third parties overall varies across the spectrum. Because American Express' and AEFC's Y2K compliance is dependent on key third parties being compliant on a timely basis, there can be no assurances that American Express' and AEFC's efforts alone will resolve all Y2K issues.

At this point, American Express and AEFC are in the process of performing an assessment of reasonably likely Y2K systems failures and related consequences. American Express is also preparing specific Y2K contingency plans for all key
American Express business units, including AEFC, to mitigate the potential impact of such failures. This effort is a full-scale initiative that includes both internal and external experts under the guidance of an American Express-wide steering committee. The contingency plans, which will be based in part on an assessment of the magnitude and probability of potential risks, will primarily focus on proactive steps to prevent Y2K failures from occurring, or if they should occur, to detect them quickly, minimize their impact and expedite their repair. The Y2K contingency plans will supplement disaster recovery and business continuity plans already in place, and are expected to include measures such as selecting alternative suppliers and channels of distribution, and developing American Express' and AEFC's own technology infrastructure in lieu of those provided by third parties. Development of the Y2K contingency plans is expected to be substantially complete by the end of the first quarter of 1999, and will continue to be refined throughout 1999 as additional information related to American Express' and AEFC's exposures is gathered.**

**   Statements   in  this  Y2K   discussion   marked  with  two  asterisks  are
forward-looking statements which are subject to risks and uncertainties. Important factors that could cause results to differ materially from these forward-looking statements include, among other things, the ability of American Express or AEFC to successfully identify systems containing two-digit codes, the nature and amount of programming required to fix the affected systems, the costs of labor and consultants related to such efforts, the continued availability of such resources, and the ability of third parties that interface with American Express and AEFC to successfully address their Y2K issues.

Ratios:

The ratio of stockholder's equity, excluding accumulated other comprehensive income net of tax, to total assets less certificate loans and net unrealized holding gains on investment securities at Dec. 31, 1998 and 1997 was 5.6% and 5.2%, respectively. IDSC's current regulatory requirement is a ratio of 5.0%.

Item 7A. Ouantitative and Qualitative Disclosures About Market Risk

         See Item 7.

Item 8.  Financial Statements and Supplementary Data

         1.   Financial Statements and Schedules Required under Regulation S-X


Index to Financial Statements and Schedules
                                                                                                          Page
Financial Statements:

         Responsibility for Preparation of Financial Statements                                            24
         Report of Independent Auditors                                                                    25
         Balance Sheets, Dec. 31, 1998 and 1997                                                          26 - 27
         Statements of Operations, year ended Dec. 31, 1998, 1997 and 1996                               28 - 29
         Statements of Comprehensive Income, year ended Dec. 31, 1998,
              1997 and 1996                                                                                30
         Statements of Stockholder's Equity, year ended Dec. 31, 1998,
         1997 and 1996                                                                                     31
         Statements of Cash Flows, year ended Dec. 31, 1998, 1997 and 1996                               32 - 33
         Notes to Financial Statements                                                                   34 - 52

Schedules:

      I -     Investments in Securities of Unaffiliated Issuers, Dec. 31, 1998
     II -     Investments in and Advances to Affiliates and Income Thereon,
              Dec. 31, 1998, 1997, and 1996
    III -     Mortgage  Loans  on Real  Estate  and  Interest  earned  on
              Mortgages, year ended Dec. 31, 1998
     V -      Qualified Assets on Deposit, Dec. 31, 1998
    VI -      Certificate Reserves, year ended Dec. 31, 1998
   VII -      Valuation and Qualifying Accounts, year ended Dec. 31, 1998, 1997 and 1996

         Schedules I, III and VI for the year ended Dec. 31, 1997, and Schedule VI for the year ended Dec. 31, 1996, are included in Registrant's Annual Reports on Form 10-K for the fiscal years ended Dec. 31, 1997 and Dec. 31, 1996, respectively, Commission file 2-23772, and are incorporated herein by reference.

         All other Schedules required by Article 6 of the Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

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

              (3)c.   Certificate of Amendment, dated September 12, 1995, filed electronically as Exhibit 3(c) to Post-Effective
                      Amendment No. 44 to Registration Statement No. 2-55252, is incorporated herein by reference.

              (3)d.   By-Laws, dated December 31, 1977, filed electronically as Exhibit 3(c) to Post-Effective Amendment No. 10 to
                      Registration Statement No. 2-89507, is incorporated herein by reference.

              (10)a.  The Distribution Agreement dated November 18, 1988, between Registrant and IDS Financial Services Inc., filed electronically as Exhibit 1(a) to Registration Statement No. 33-26844 is incorporated herein by reference.

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

              (10)k.  Form of Letter amendment dated April 7, 1997 to the Selling Agent Agreement dated June 1, 1990 between
                      American Express Financial Advisors Inc. and American Express Bank International, filed electronically herewith as Exhibit 10(j) to Post-Effective Amendment No. 14 to Registration Statement 33-26044, is
                      incorporated herein by reference.

              (10)l.  Form of Selling Agent Agreement, dated March__, 1999 between American Express Financial Advisors Inc. and
                      Securities America Inc., filed electronically as Exhibit 10(k) to Post-Effective Amendment No. 24 to
                      Registration Statement 33-22503, is incorporated herein by reference.

              (10)m.  Depository and Custodial Agreement dated September 30, 1985, between IDS Certificate Company and IDS Trust
                      Company, filed electronically as Exhibit 10(b) to Registrant's Post-Effective Amendment No. 3 to Registration
                      Statement No. 2-89507 is incorporated herein by reference.

              (10)n.  Foreign Deposit Agreement dated November 21, 1990, between IDS Certificate Company and IDS Bank & Trust, filed electronically as Exhibit 10(h) to Post-Effective Amendment No. 5 to Registration Statement No. 33-26844, is
                      incorporated herein by reference.

              (24)a.  Officers' Power of Attorney, dated September 18, 1998, filed electronically as Exhibit 24(a) to Post-Effective
                      Amendment No. 22 to Registration Statement No. 33-22503, is incorporated herein by reference.

              (24)b.  Directors' Power of Attorney, dated October 14, 1998, filed electronically as Exhibit 24(b) to Post-Effective
                      Amendment No. 22 to Registration Statement No. 33-22503, is incorporated herein by reference.

         (b) Reports on Form 8-K filed during the last quarter of the period covered by this report:

         None

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT                          IDS Certificate Company


BY                                 /s/ Paula R. Meyer*
NAME AND TITLE                         Paula R. Meyer, President
DATE                                   March 26, 1999


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY                          /s/Paula R. Meyer* **
NAME AND TITLE                 Paula R. Meyer, President and Director
                              (Principal Executive Officer)
DATE                           March 26, 1999

BY                          /s/Jeffrey S. Horton*
NAME AND TITLE                 Jeffrey S. Horton, Vice President and Treasurer
                              (Principal Financial Officer)
DATE                           March 26, 1999

BY                          /s/Jay C. Hatlestad*
NAME AND TITLE                 Jay C. Hatlestad, Vice President and Controller
                              (Principal Accounting Officer)
DATE                           March 26, 1999

BY                          /s/David R. Hubers **
NAME AND TITLE                 David R. Hubers,  Director
DATE                           March 26, 1999

BY                          /s/Charles W. Johnson **
NAME AND TITLE                 Charles W. Johnson, Director
DATE                           March 26, 1999

BY                          /s/Richard W. Kling **
NAME AND TITLE                 Richard W. Kling, Chairman of the Board
                               of Directors and Director
DATE                           March 26, 1999

* Signed pursuant to Officers' Power of Attorney dated September 8, 1998,  filed
electronically  as  Exhibit  24(a)  to   Post-Effective   Amendment  No.  22  to
Registration Statement No. 33-22503, incorporated herein by reference.



-------------------------------------------------------------------------------
Bruce A. Kohn

** Signed pursuant to Directors' Power of Attorney dated October 14, 1998, filed electronically as Exhibit 24(b) to Post-Effective Amendment No. 22 to Registration Statement No. 33-22503, incorporated herein by reference.



-------------------------------------------------------------------------------
Bruce A. Kohn

                                        (THIS PAGE INTENTIONALLY LEFT BLANK)

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

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Security Holders
IDS Certificate Company:


We have audited the accompanying balance sheets of IDS Certificate Company, a wholly owned subsidiary of American Express Financial Corporation, as of December 31, 1998 and 1997, and the related statements of operations, comprehensive income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the index at Item 8. These financial statements and schedules are the responsibility of the management of IDS Certificate Company. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. Our procedures included confirmation of investments owned as of December 31, 1998 and 1997, by correspondence with custodians and brokers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IDS Certificate Company at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





                                                         ERNST & YOUNG LLP
                                                         Minneapolis, Minnesota
                                                         February 4, 1999

Balance Sheets, Dec. 31,
------------------------------------------------------------------------------------------------------------------------------------

Assets

Qualified Assets (note 2)                                                                                 1998            1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                             ($ thousands)
Investments in unaffiliated issuers (notes 3, 4 and 10):
  Held-to-maturity securities                                                                               $592,815       $758,143
  Available-for-sale securities                                                                            2,710,545      2,911,524
  First mortgage loans on real estate                                                                        334,280        212,433
  Certificate loans - secured by certificate reserves                                                         32,343         37,098
Investments in and advances to affiliates                                                                        418          6,772
------------------------------------------------------------------------------------------------------------------------------------

Total investments                                                                                          3,670,401      3,925,970
------------------------------------------------------------------------------------------------------------------------------------

Receivables:
  Dividends and interest                                                                                      46,579         48,817
  Investment securities sold                                                                                   3,085          1,635
------------------------------------------------------------------------------------------------------------------------------------

Total receivables                                                                                             49,664         50,452
------------------------------------------------------------------------------------------------------------------------------------

Other (notes 9 and 10)                                                                                        96,213         56,127
------------------------------------------------------------------------------------------------------------------------------------

Total qualified assets                                                                                     3,816,278      4,032,549
------------------------------------------------------------------------------------------------------------------------------------

Other Assets
------------------------------------------------------------------------------------------------------------------------------------

Deferred federal income taxes (note 8)                                                                         1,095              -
Due from affiliate                                                                                             1,082              -
Deferred distribution fees and other                                                                          15,789         21,099
------------------------------------------------------------------------------------------------------------------------------------

Total other assets                                                                                            17,966         21,099
------------------------------------------------------------------------------------------------------------------------------------


Total assets                                                                                              $3,834,244     $4,053,648
------------------------------------------------------------------------------------------------------------------------------------

See notes to financial statements.


Balance Sheets, Dec. 31, (continued)
------------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholder's Equity

Liabilities                                                                                               1998            1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                             ($ thousands)
Certificate Reserves (notes 5 and 10):
  Installment certificates:
    Reserves to mature                                                                                      $309,110       $343,219
    Additional credits and accrued interest                                                                   15,062         19,554
    Advance payments and accrued interest                                                                        894            968
    Other                                                                                                         55             56
  Fully paid certificates:
    Reserves to mature                                                                                     2,909,891      3,186,191
    Additional credits and accrued interest                                                                  169,514        174,699
  Due to unlocated certificate holders                                                                           357            291
------------------------------------------------------------------------------------------------------------------------------------

Total certificate reserves                                                                                 3,404,883      3,724,978
------------------------------------------------------------------------------------------------------------------------------------

Accounts Payable and Accrued Liabilities:
  Due to Parent (note 7A)                                                                                        771          1,639
  Due to Parent for federal income taxes                                                                       7,381            495
  Due to affiliates (note 7B, 7C, 7D and 7E)                                                                     426            331
  Reverse repurchase agreements                                                                              141,000         22,000
  Payable for investment securities purchased                                                                  2,211         19,601
  Accounts payable, accrued expenses and other (notes 9 and 10)                                               55,539         29,919
------------------------------------------------------------------------------------------------------------------------------------

Total accounts payable and accrued liabilities                                                               207,328         73,985
------------------------------------------------------------------------------------------------------------------------------------

Deferred federal income taxes (note 8)                                                                             -         15,175
------------------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                                          3,612,211      3,814,138
------------------------------------------------------------------------------------------------------------------------------------

Commitments (note 4)
------------------------------------------------------------------------------------------------------------------------------------

Stockholder's Equity (notes 5B, 5C, and 6)
------------------------------------------------------------------------------------------------------------------------------------

Common stock, $10 par - authorized and issued 150,000 shares                                                   1,500          1,500
Additional paid-in capital                                                                                   143,844        143,844
Retained earnings:
  Appropriated for predeclared additional credits/interest                                                     3,710          6,375
  Appropriated for additional interest on advance payments                                                        10             50
  Unappropriated                                                                                              63,623         55,948
Accumulated other comprehensive income - net of tax (note 1)                                                   9,346         31,793
------------------------------------------------------------------------------------------------------------------------------------

Total stockholder's equity                                                                                   222,033        239,510
------------------------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholder's equity                                                                $3,834,244     $4,053,648
------------------------------------------------------------------------------------------------------------------------------------

See notes to financial statements.

Statements of Operations
------------------------------------------------------------------------------------------------------------------------------------

Year ended Dec. 31,                                                                       1998            1997            1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      ($ thousands)
Investment Income
Interest income from investments:
  Bonds and notes:
    Unaffiliated issuers                                                                    $209,408        $191,190       $184,653
  Mortgage loans on real estate:
    Unaffiliated                                                                              18,173          18,053         19,583
    Affiliated                                                                                     -               -             36
  Certificate loans                                                                            1,896           2,200          2,533
Dividends                                                                                     40,856          44,543         44,100
Other                                                                                          2,802           2,246            576
------------------------------------------------------------------------------------------------------------------------------------

Total investment income                                                                      273,135         258,232        251,481
------------------------------------------------------------------------------------------------------------------------------------

Investment Expenses
Parent and affiliated company fees (note 7):
  Distribution                                                                                33,783          34,507         32,732
  Investment advisory and services                                                             9,084          17,233         16,989
  Transfer agent                                                                               3,932               -              -
  Depositary                                                                                     250             238            228
Options (note 9)                                                                              21,012          14,597         10,156
Interest rate caps, corridors and floors (note 9)                                                  -              35          2,351
Reverse repurchase agreements                                                                  3,689           1,217              -
Interest rate swap agreements (note 9)                                                         4,676           1,956              -
Other                                                                                            385             354            395
------------------------------------------------------------------------------------------------------------------------------------

Total investment expenses                                                                     76,811          70,137         62,851
------------------------------------------------------------------------------------------------------------------------------------

Net investment income before provision
  for certificate reserves and income tax benefit                                           $196,324        $188,095       $188,630
------------------------------------------------------------------------------------------------------------------------------------

See notes to financial statements.


Statements of Operations (continued)
------------------------------------------------------------------------------------------------------------------------------------

Year ended Dec. 31,                                                                       1998            1997            1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      ($ thousands)
Provision for Certificate Reserves (notes 5 and 9)
According to the terms of the certificates:
  Provision for certificate reserves                                                          $9,623          $9,796        $10,445
  Interest on additional credits                                                               1,032           1,244          1,487
  Interest on advance payments                                                                    44              50             61
Additional credits/interest authorized by IDSC:
  On fully paid certificates                                                                 146,434         141,515        146,474
  On installment certificates                                                                 11,001          13,560         14,574
------------------------------------------------------------------------------------------------------------------------------------

Total provision for certificate reserves before reserve recoveries                           168,134         166,165        173,041
Reserve recoveries from terminations prior to maturity                                        (1,026)         (1,029)        (1,073)
------------------------------------------------------------------------------------------------------------------------------------

Net provision for certificate reserves                                                       167,108         165,136        171,968
------------------------------------------------------------------------------------------------------------------------------------

Net investment income before income tax benefit                                               29,216          22,959         16,662
Income tax benefit (note 8)                                                                      265           3,682          6,537
------------------------------------------------------------------------------------------------------------------------------------

Net investment income                                                                         29,481          26,641         23,199
------------------------------------------------------------------------------------------------------------------------------------

Net realized gain (loss) on investments
  Securities of unaffiliated issuers                                                           5,143             980           (444)
  Other-unaffiliated                                                                               -               -            101
------------------------------------------------------------------------------------------------------------------------------------

Net realized gain (loss) on investments before income taxes                                    5,143             980           (343)
------------------------------------------------------------------------------------------------------------------------------------

Income tax (expense) benefit (note 8):
  Current                                                                                     (1,800)           (304)           772
  Deferred                                                                                         -             (39)          (652)
------------------------------------------------------------------------------------------------------------------------------------

Total income tax (expense) benefit                                                            (1,800)           (343)           120
------------------------------------------------------------------------------------------------------------------------------------

Net realized gain (loss) on investments                                                        3,343             637           (223)
------------------------------------------------------------------------------------------------------------------------------------

Net income - wholly owned subsidiary                                                           1,646             328          1,251
------------------------------------------------------------------------------------------------------------------------------------

Net income                                                                                   $34,470         $27,606        $24,227
------------------------------------------------------------------------------------------------------------------------------------

See notes to financial statements.


Statements of Comprehensive Income
------------------------------------------------------------------------------------------------------------------------------------

Year ended Dec. 31,                                                                       1998            1997            1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      ($ thousands)

Net income                                                                                   $34,470         $27,606        $24,227
------------------------------------------------------------------------------------------------------------------------------------

Other comprehensive (loss) income (note 1)
  Unrealized (losses) gains on available-for-sale
  securities:
    Unrealized holding (losses) gains arising during year                                    (32,020)         26,639        (25,853)
    Income tax benefit (expense)                                                              11,207          (9,324)         9,048
------------------------------------------------------------------------------------------------------------------------------------

    Net unrealized holding (losses) gains arising during period                              (20,813)         17,315        (16,805)
------------------------------------------------------------------------------------------------------------------------------------

    Reclassification adjustment for (gains) losses included in net income                     (2,514)             59          2,802
    Income tax expense (benefit)                                                                 880             (20)          (981)
------------------------------------------------------------------------------------------------------------------------------------

    Net reclassification adjustment for (gains) losses included in net income                 (1,634)             39          1,821
------------------------------------------------------------------------------------------------------------------------------------

Net other comprehensive (loss) income                                                        (22,447)         17,354        (14,984)
------------------------------------------------------------------------------------------------------------------------------------

Total comprehensive income                                                                   $12,023         $44,960         $9,243
------------------------------------------------------------------------------------------------------------------------------------

See notes to financial statements.


Statements of Stockholder's Equity
------------------------------------------------------------------------------------------------------------------------------------

Year ended Dec. 31,                                                                       1998            1997            1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      ($ thousands)

Common Stock
Balance at beginning and end of year                                                          $1,500          $1,500         $1,500
------------------------------------------------------------------------------------------------------------------------------------

Additional Paid-in Capital
Balance at beginning of year                                                                $143,844        $143,844       $168,844
Cash dividends declared                                                                            -               -        (25,000)
------------------------------------------------------------------------------------------------------------------------------------

Balance at end of year                                                                      $143,844        $143,844       $143,844
------------------------------------------------------------------------------------------------------------------------------------

Retained Earnings
Appropriated for predeclared additional credits/interest (note 5B)
Balance at beginning of year                                                                  $6,375         $11,989        $18,878
Transferred to unappropriated retained earnings                                               (2,665)         (5,614)        (6,889)
------------------------------------------------------------------------------------------------------------------------------------

Balance at end of year                                                                        $3,710          $6,375        $11,989
------------------------------------------------------------------------------------------------------------------------------------

Appropriated for additional interest on advance payments (note 5C)
Balance at beginning of year                                                                     $50             $50            $50
Transferred to unappropriated retained earnings                                                  (40)              -              -
------------------------------------------------------------------------------------------------------------------------------------

Balance at end of year                                                                           $10             $50            $50
------------------------------------------------------------------------------------------------------------------------------------

Unappropriated (note 6)
Balance at beginning of year                                                                 $55,948         $22,728        $31,612
Net income                                                                                    34,470          27,606         24,227
Transferred from appropriated retained earnings                                                2,705           5,614          6,889
Cash dividends declared                                                                      (29,500)              -        (40,000)
------------------------------------------------------------------------------------------------------------------------------------

Balance at end of year                                                                       $63,623         $55,948        $22,728
------------------------------------------------------------------------------------------------------------------------------------

Accumulated other comprehensive income -
  net of tax (note 1)
Balance at beginning of year                                                                 $31,793         $14,439        $29,423
Net other comprehensive (loss) income                                                        (22,447)         17,354        (14,984)
------------------------------------------------------------------------------------------------------------------------------------

Balance at end of year                                                                        $9,346         $31,793        $14,439
------------------------------------------------------------------------------------------------------------------------------------

Total stockholder's equity                                                                  $222,033        $239,510       $194,550
------------------------------------------------------------------------------------------------------------------------------------

See notes to financial statements.


Statements of Cash Flows
------------------------------------------------------------------------------------------------------------------------------------

Year ended Dec. 31,                                                                       1998            1997            1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      ($ thousands)
Cash Flows from Operating Activities
Net income                                                                                   $34,470         $27,606        $24,227
Adjustments to reconcile net income to net
cash provided by operating activities:
  Net income of wholly owned subsidiary                                                       (1,646)           (328)        (1,251)
  Net provision for certificate reserves                                                     167,108         165,136        171,968
  Interest income added to certificate loans                                                  (1,180)         (1,414)        (1,631)
  Amortization of premiums/discounts-net                                                      22,620          15,484         14,039
  Provision for deferred federal income taxes                                                 (3,088)         (2,266)        (1,124)
  Net realized (gain) loss on investments before income taxes                                 (5,143)           (980)           343
  Decrease (increase) in dividends and interest receivable                                     2,238          (4,804)         5,619
  Decrease in deferred distribution fees                                                       5,310           4,434          2,761
  Increase in other assets                                                                    (1,082)              -              -
  Increase (decrease) in other liabilities                                                    16,814             443           (679)
------------------------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                                    236,421         203,311        214,272
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
Maturity and redemption of investments:
  Held-to-maturity securities                                                                161,649          76,678        163,066
  Available-for-sale securities                                                              468,218         408,019        537,565
  Other investments                                                                           76,894          79,929         52,189
Sale of investments:
  Held-to-maturity securities                                                                  6,245          33,910         24,984
  Available-for-sale securities                                                              344,901         160,207        356,194
  Other investments                                                                                -               -            385
Certificate loan payments                                                                      4,006           4,814          6,003
Purchase of investments:
  Held-to-maturity securities                                                                 (1,034)         (4,565)       (49,984)
  Available-for-sale securities                                                             (663,347)     (1,283,620)      (617,138)
  Other investments                                                                         (189,905)        (62,831)       (28,617)
Certificate loan fundings                                                                     (3,703)         (5,021)        (5,288)
------------------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities                                         $203,924       ($592,480)      $439,359
------------------------------------------------------------------------------------------------------------------------------------

See notes to financial statements.


Statements of Cash Flows (continued)
------------------------------------------------------------------------------------------------------------------------------------

Year ended Dec. 31,                                                                       1998            1997            1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      ($ thousands)

Cash Flows from Financing Activities
Payments from certificate owners                                                          $1,192,026      $1,580,013     $1,129,023
Proceeds from reverse repurchase agreements                                                  919,500         433,000              -
Dividend from wholly owned subsidiary                                                          8,000               -              -
Certificate maturities and cash surrenders                                                (1,729,871)     (1,324,175)    (1,663,196)
Payments under reverse repurchase agreements                                                (800,500)       (411,000)             -
Dividends paid                                                                               (29,500)              -        (65,000)
------------------------------------------------------------------------------------------------------------------------------------

Net cash (used in) provided by financing activities                                         (440,345)        277,838       (599,173)
------------------------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                                               -        (111,331)        54,458
Cash and cash equivalents beginning of year                                                        -         111,331         56,873
------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents end of year                                                             $-              $-       $111,331
------------------------------------------------------------------------------------------------------------------------------------


Supplemental Disclosures Including Non-cash Transactions
Cash received (paid) for income taxes                                                         $1,217           ($104)        $7,195
Certificate maturities and surrenders through
  loan reductions                                                                              5,632           8,032          8,554

See notes to financial statements.


Notes to Financial Statements ($ in thousands unless indicated otherwise)
-------------------------------------------------------------------------------

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

IDSC currently offers nine types of certificates with specified maturities ranging from ten to twenty years. Within their specified maturity, most certificates have interest rate terms of one- to 36-months. In addition, two types of certificates have interest tied, in whole or in part, to any upward movement in a broad-based stock market index. Except for two types of certificates, all of the certificates are available as qualified investments for Individual Retirement Accounts or 401(k) plans and other qualified retirement plans.

IDSC's gross income is derived primarily from interest and dividends generated by its investments. IDSC's net income is determined by deducting from such gross income its provision for certificate reserves, and other expenses, including taxes, the fee paid to Parent for investment advisory and other services, and the distribution fees paid to American Express Financial Advisors, Inc.

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

Notes to Financial Statements ($ in thousands unless indicated otherwise)
-------------------------------------------------------------------------------

Preferred stock dividend income

IDSC recognizes dividend income from cumulative redeemable preferred stocks with fixed maturity amounts on an accrual basis similar to that used for recognizing interest income on debt securities. Dividend income from perpetual preferred stock is recognized on an ex-dividend basis.

Comprehensive Income

Effective Jan. 1, 1998, IDSC adopted Statement of Financial Accounting Standards
(SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the reporting and display of comprehensive income and its components. Comprehensive income is defined as the aggregate change in stockholder's equity excluding changes in ownership interests. For IDSC, comprehensive income consists of net income and unrealized gains or losses on available-for-sale securities net of taxes. Prior year amounts have been reclassified to conform to the requirements of the new Statement.

Securities

Cash equivalents are carried at amortized cost, which approximates fair value. IDSC has defined cash and cash equivalents as cash in banks and highly liquid investments with a maturity of three months or less at acquisition and are not interest rate sensitive.

Debt securities that IDSC has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities IDSC does not have the positive intent to hold to maturity, as well as all marketable equity securities, are classified as available for sale and carried at fair value. Unrealized holding gains and losses on securities classified as available for sale are carried, net of deferred income taxes, as accumulated other comprehensive income in stockholder's equity.

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

Notes to Financial Statements ($ in thousands unless indicated otherwise)
-------------------------------------------------------------------------------

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

Notes to Financial Statements ($ in thousands unless indicated otherwise)
-------------------------------------------------------------------------------

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

Accounting developments

In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP, which is effective Jan. 1, 1999, requires the capitalization of certain costs incurred to develop or obtain software for internal use. Software utilized by IDSC is owned by Parent and will be capitalized on Parent's financial statements. As a result, the new rule will not have a material impact on IDSC's results of operations or financial condition.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective Jan. 1, 2000. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Earlier application of all of the provisions of this Statement is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of the Statement. This Statement cannot be applied retroactively. The ultimate financial impact of the new rule will be measured based on the derivatives in place at adoption and cannot be estimated at this time.

Notes to Financial Statements ($ in thousands unless indicated otherwise)
-------------------------------------------------------------------------------

2.  Deposit of assets and maintenance of qualified assets

A) Under the provisions of its certificates and the 1940 Act, IDSC was required to have qualified assets (as that term is defined in Section 28(b) of the 1940
Act) in the amount of  $3,353,920  and  $3,694,204  at Dec.  31,  1998 and 1997,
respectively. IDSC had qualified assets of $3,799,689 at Dec. 31, 1998 and $3,964,036 at Dec. 31, 1997, excluding net unrealized appreciation on available-for-sale securities of $14,378 and $48,912 at Dec. 31, 1998 and 1997, respectively and payable for securities purchased of $2,211 and $19,601 at Dec. 31, 1998 and 1997, respectively.

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

B) Pursuant to provisions of the certificates, the 1940 Act, the central depositary agreement and to requirements of various states, qualified assets of IDSC were deposited as follows:


                                                                      Dec. 31, 1998
                                                      -----------------------------------------------

                                                                        Required
                                                         Deposits       deposits         Excess
-----------------------------------------------------------------------------------------------------
Deposits to meet certificate
liability requirements:
States                                                          $364            $327             $37
Central Depositary                                         3,543,964       3,317,295         226,669
-----------------------------------------------------------------------------------------------------

Total                                                     $3,544,328      $3,317,622        $226,706
-----------------------------------------------------------------------------------------------------

                                                                      Dec. 31, 1997
                                                      -----------------------------------------------

                                                                        Required
                                                         Deposits       deposits         Excess
-----------------------------------------------------------------------------------------------------
Deposits to meet certificate
liability requirements:
States                                                          $363            $328             $35
Central Depositary                                         3,826,505       3,650,121         176,384
-----------------------------------------------------------------------------------------------------

Total                                                     $3,826,868      $3,650,449        $176,419
-----------------------------------------------------------------------------------------------------

Notes to Financial Statements ($ in thousands unless indicated otherwise)
-------------------------------------------------------------------------------

The assets on deposit at Dec. 31, 1998 and 1997 consisted of securities having a deposit value of $3,153,038 and $3,580,866, respectively; mortgage loans of $334,280 and $212,433, respectively; and other assets of $57,010 and $33,569, respectively.

American Express Trust Company is the central depositary for IDSC.  See note 7C.

3.  Investments in securities

A) Fair values of investments in securities represent market prices or estimated fair values when quoted prices are not available. Estimated fair values are determined by IDSC using established procedures, involving review of market indexes, price levels of current offerings and comparable issues, price estimates and market data from independent brokers and financial files. The procedures are reviewed annually. IDSC's vice president, investments, reports to the board of directors on an annual basis regarding such pricing sources and procedures to provide assurance that fair value is being achieved.

The following is a summary of securities held to maturity and securities available for sale at Dec. 31, 1998 and 1997.

                                                                            Dec. 31, 1998
                                                      ---------------------------------------------------------------
                                                                                          Gross           Gross
                                                        Amortized         Fair         unrealized      unrealized
                                                           cost           value           gains          losses
---------------------------------------------------------------------------------------------------------------------
Held to maturity
U.S. Government and
  agencies obligations                                          $363            $373             $10              $-
Mortgage-backed securities                                    22,366          22,986             620               -
Corporate debt securities                                    168,191         172,941           4,750               -
Stated maturity preferred stock                              401,895         428,689          26,802               8
---------------------------------------------------------------------------------------------------------------------

Total                                                       $592,815        $624,989         $32,182              $8
---------------------------------------------------------------------------------------------------------------------
Available for sale
Mortgage-backed securities                                  $831,677        $846,864         $15,787            $600
State and municipal obligations                               32,075          33,437           1,362               -
Corporate debt securities                                  1,674,932       1,667,264          29,197          36,865
Stated maturity preferred stock                               63,257          65,822           2,637              72
Perpetual preferred stock                                     94,226          97,158           2,947              15
---------------------------------------------------------------------------------------------------------------------

Total                                                     $2,696,167      $2,710,545         $51,930         $37,552
---------------------------------------------------------------------------------------------------------------------


Notes to Financial Statements ($ in thousands unless indicated otherwise)
------------------------------------------------------------------------------------------------------------------------------------

                                                                            Dec. 31, 1997
                                                      ---------------------------------------------------------------
                                                                                          Gross           Gross
                                                        Amortized         Fair         unrealized      unrealized
                                                           cost           value           gains          losses
---------------------------------------------------------------------------------------------------------------------
Held to maturity
U.S. Government and
  agencies obligations                                          $363            $369              $6              $-
Mortgage-backed securities                                    29,340          29,969             629               -
Corporate debt securities                                    242,050         248,455           6,493              88
Stated maturity preferred stock                              486,390         505,522          19,332             200
---------------------------------------------------------------------------------------------------------------------

Total                                                       $758,143        $784,315         $26,460            $288
---------------------------------------------------------------------------------------------------------------------
Available for sale
Mortgage-backed securities                                $1,251,283      $1,274,417         $23,336            $202
State and municipal obligations                               41,116          42,526           1,410               -
Corporate debt securities                                  1,417,668       1,438,640          22,636           1,664
Stated maturity preferred stock                               63,214          64,444           1,284              54
Perpetual preferred stock                                     88,726          91,497           2,771               -
Common stock                                                     605               -               -             605
---------------------------------------------------------------------------------------------------------------------

Total                                                     $2,862,612      $2,911,524         $51,437          $2,525
---------------------------------------------------------------------------------------------------------------------

The amortized cost and fair value of securities held to maturity and available for sale, by contractual maturity, at Dec. 31, 1998, are shown below. Cash flows will differ from contractual maturities because issuers may have the right to call or prepay obligations.

                                                                                        Amortized         Fair
                                                                                          cost            value
---------------------------------------------------------------------------------------------------------------------
Held to maturity
Due within 1 year                                                                            $99,718        $100,336
Due after 1 year through 5 years                                                             274,565         288,415
Due after 5 years through 10 years                                                           179,098         194,280
Due after 10 years                                                                            17,068          18,972
---------------------------------------------------------------------------------------------------------------------
                                                                                             570,449         602,003
Mortgage-backed securities                                                                    22,366          22,986
---------------------------------------------------------------------------------------------------------------------

Total                                                                                       $592,815        $624,989
---------------------------------------------------------------------------------------------------------------------
Available for sale
Due within 1 year                                                                            $76,383         $76,569
Due after 1 year through 5 years                                                             825,032         841,426
Due after 5 years through 10 years                                                           506,693         508,301
Due after 10 years                                                                           362,156         340,227
---------------------------------------------------------------------------------------------------------------------
                                                                                           1,770,264       1,766,523
Mortgage-backed securities                                                                   831,677         846,864
Perpetual preferred stock                                                                     94,226          97,158
---------------------------------------------------------------------------------------------------------------------

Total                                                                                     $2,696,167      $2,710,545
---------------------------------------------------------------------------------------------------------------------

Notes to Financial Statements ($ in thousands unless indicated otherwise)
-------------------------------------------------------------------------------

During the years ended Dec. 31, 1998 and 1997, there were no securities classified as trading securities.

The proceeds from sales of available-for-sale securities and the gross realized gains and gross realized losses on those sales during the years ended Dec. 31, 1998, 1997 and 1996, were as follows:

                                                                          1998            1997            1996
---------------------------------------------------------------------------------------------------------------------

Proceeds                                                                    $346,353        $161,188        $313,976
Gross realized gains                                                           4,487           1,292             456
Gross realized losses                                                          1,461           1,637           5,836
---------------------------------------------------------------------------------------------------------------------

Sales of held-to-maturity securities resulting from acceptance of a tender offer during the year ended
Dec. 31, 1998 and significant credit deterioration during the years ended Dec. 31,  1997 and 1996, were as follows:

                                                                          1998            1997            1996
---------------------------------------------------------------------------------------------------------------------

Amortized cost                                                                $6,182         $32,969         $22,297
Gross realized gains                                                              63           1,621           3,200
Gross realized losses                                                              -             680             513
---------------------------------------------------------------------------------------------------------------------

During the years ended Dec. 31, 1998 and 1997, no securities were reclassified from held to maturity to available for sale.

B) Investments in securities with fixed maturities comprised 85% and 89% of IDSC's total invested assets at Dec. 31, 1998 and 1997, respectively. Securities are rated by Moody's and Standard & Poors (S&P), or by Parent's internal analysts, using criteria similar to Moody's and S&P, when a public rating does not exist. A summary of investments in securities with fixed maturities by rating of investment is as follows:


Rating                                     1998           1997
---------------------------------------------------------------------

Aaa/AAA                                    37%             44%
Aa/AA                                       1               1
Aa/A                                        1               1
A/A                                         13             14
A/BBB                                       5               6
Baa/BBB                                     33             25
Below investment grade                      10              9
---------------------------------------------------------------------

                                           100%           100%
---------------------------------------------------------------------

Of the securities rated Aaa/AAA, 84% and 83% at Dec. 31, 1998 and 1997, respectively, are U.S. Government Agency mortgage-backed securities that are not rated by a public rating

Notes to Financial Statements ($ in thousands unless indicated otherwise)
-------------------------------------------------------------------------------

agency. Approximately 11% and 9% at Dec. 31, 1998 and 1997, respectively, of securities with fixed maturities, other than U.S. Government Agency mortgage-backed securities, are rated by Parent's internal analysts. At Dec. 31, 1998 and 1997 no one issuer, other than U.S. Government Agency mortgage-backed securities, is greater than 1% of IDSC's total investment in securities with fixed maturities.

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

4.  Investments in first mortgage loans on real estate

At Dec. 31, 1998 and 1997, IDSC's recorded investment in impaired mortgage loans was $296 and $363, respectively, and the reserve for loss on those amounts was $261 in both years. During 1998, 1997 and 1996, the average recorded investment in impaired mortgage loans was $331, $743 and $925, respectively.

IDSC recognized $31, $37 and $88 of interest income related to impaired mortgage loans for the years ended Dec. 31, 1998, 1997 and 1996, respectively.

During the years ended Dec. 31, 1998, 1997 and 1996, there were no changes in the reserve for loss on mortgage loans of $611.

Notes to Financial Statements ($ in thousands unless indicated otherwise)
-------------------------------------------------------------------------------

At Dec. 31, 1998 and 1997, approximately 9% and 5%, respectively, of IDSC's invested assets were first mortgage loans on real estate. A summary of first mortgage loans by region and type of real estate is as follows:

Region                                        1998           1997
---------------------------------------------------------------------

West North Central                             21%            21%
South Atlantic                                 18             23
East North Central                             17             18
Mountain                                       14             13
West South Central                             12              6
Pacific                                         7              3
New England                                     6              5
Middle Atlantic                                 5             11
---------------------------------------------------------------------

Total                                         100%           100%
---------------------------------------------------------------------

Property Type                                 1998           1997
---------------------------------------------------------------------

Retail/shopping centers                        28%            31%
Office buildings                               25             20
Apartments                                     19             23
Industrial buildings                           12             17
Other                                          16              9
---------------------------------------------------------------------

Total                                         100%           100%
---------------------------------------------------------------------

The carrying amounts and fair values of first mortgage loans on real estate are as follows at Dec. 31. The fair values are estimated using discounted cash flow analysis, using market interest rates currently being offered for loans with similar maturities.

                                                              Dec. 31, 1998                   Dec. 31, 1997
                                                      ---------------------------------------------------------------

                                                         Carrying         Fair          Carrying          Fair
                                                          amount          value          amount           value
---------------------------------------------------------------------------------------------------------------------
First mortgage loans on real estate                         $334,891        $343,406        $213,044        $216,951
Reserve for losses                                              (611)              -            (611)              -
---------------------------------------------------------------------------------------------------------------------

Net first mortgage loans on
real estate                                                 $334,280        $343,406        $212,433        $216,951
---------------------------------------------------------------------------------------------------------------------

At Dec. 31, 1998 and 1997, commitments for fundings of first mortgage loans, at market interest rates, aggregated $60,828 and $9,375, respectively. IDSC employs policies and procedures to ensure the creditworthiness of the borrowers and that funds will be available on the funding date. IDSC's loan fundings are restricted to 80% or less of the market value of the real estate at the time of the loan funding. Management believes there is no fair value for these commitments.

Notes to Financial Statements ($ in thousands unless indicated otherwise)
-------------------------------------------------------------------------------

5.  Certificate reserves

Reserves maintained on outstanding certificates have been computed in accordance with the provisions of the certificates and Section 28 of the 1940 Act. The average rates of accumulation on certificate reserves at Dec. 31, 1998 and 1997 were:

                                                                                          1998
                                                                     ------------------------------------------------
                                                                                         Average         Average
                                                                                          gross        additional
                                                                         Reserve      accumulation       credit
                                                                         balance          rate            rate
---------------------------------------------------------------------------------------------------------------------
Installment certificates
Reserves to mature:
  With guaranteed rates                                                      $21,018       3.50%           .50%
  Without guaranteed rates (A)                                               288,092          -           2.92
Additional credits and accrued interest                                       15,061       3.16              -
Advance payments and accrued interest (C)                                        894       3.18            .82
Other                                                                             55          -              -
Fully paid certificates
Reserves to mature:
  With guaranteed rates                                                      146,437       3.20           1.47
  Without guaranteed rates (A) and (D)                                     2,763,454          -           4.29
Additional credits and accrued interest                                      169,515       3.18              -
Due to unlocated certificate holders                                             357          -              -
---------------------------------------------------------------------------------------------------------------------

Total                                                                     $3,404,883
---------------------------------------------------------------------------------------------------------------------

                                                                                          1997
                                                                     ------------------------------------------------
                                                                                         Average         Average
                                                                                          gross        additional
                                                                         Reserve      accumulation       credit
                                                                         balance          rate            rate
---------------------------------------------------------------------------------------------------------------------

Installment certificates
Reserves to mature:
  With guaranteed rates                                                      $24,316       3.50%          1.35%
  Without guaranteed rates (A)                                               318,903          -           2.96
Additional credits and accrued interest                                       19,554       3.17              -
Advance payments and accrued interest (C)                                        968       3.17           1.68
Other                                                                             56          -              -
Fully paid certificates
Reserves to mature:
  With guaranteed rates                                                      165,258       3.21           1.83
  Without guaranteed rates (A) and (D)                                     3,020,933          -           5.03
Additional credits and accrued interest                                      174,699       3.21              -
Due to unlocated certificate holders                                             291                         -
---------------------------------------------------------------------------------------------------------------------

Total                                                                     $3,724,978
---------------------------------------------------------------------------------------------------------------------

Notes to Financial Statements ($ in thousands unless indicated otherwise)
-------------------------------------------------------------------------------

A) There is no minimum rate of accrual on these reserves. Interest is declared periodically, quarterly or annually, in accordance with the terms of the separate series of certificates.

B) On certain series of single payment certificates, additional interest is predeclared for periods greater than one year. At Dec. 31, 1998, $3,710 of retained earnings had been appropriated for the predeclared additional interest, which represents the difference between certificate reserves on these series, calculated on a statutory basis, and the reserves maintained per books.

C) Certain series of installment certificates guarantee accrual of interest on advance payments at an average of 3.18%. IDSC has increased the rate of accrual to 4.00% through April 30, 2000. An appropriation of retained earnings amounting to $10 has been made, which represents the estimated additional accrual that will result from the increase granted by IDSC.

D) IDS Stock Market Certificate, American Express Stock Market Certificate and IDS Market Strategy Certificate enable the certificate owner to participate in any relative rise in a major stock market index without risking loss of principal. Generally the certificates have a term of 12 months and may continue for up to 20 successive terms. The reserve balance on these certificates at Dec. 31, 1998 and 1997 was $622,409 and $416,485, respectively.

E) The carrying amounts and fair values of certificate reserves consisted of the following at Dec. 31, 1998 and 1997. Fair values of certificate reserves with interest rate terms of one year or less approximated the carrying values less any applicable surrender charges.

The fair values for other certificate reserves are determined by a discounted cash flow analysis using interest rates currently offered for certificates with similar remaining terms, less any applicable surrender charges.

                                                                          1998                            1997
                                                                     ---------------------------------------------------------------

                                                                        Carrying          Fair          Carrying          Fair
                                                                         amount           value          amount          value
------------------------------------------------------------------------------------------------------------------------------------
Reserves with terms of one year or less                                   $3,070,001      $3,068,463      $3,186,971     $3,185,396
Other                                                                        334,882         350,509         538,007        551,988
------------------------------------------------------------------------------------------------------------------------------------

Total certificate reserves                                                 3,404,883       3,418,972       3,724,978      3,737,384
Unapplied certificate transactions                                               853             853             868            868
Certificate loans and accrued interest                                       (32,703)        (32,703)        (37,495)       (37,495)
------------------------------------------------------------------------------------------------------------------------------------

Total                                                                     $3,373,033      $3,387,122      $3,688,351     $3,700,757
------------------------------------------------------------------------------------------------------------------------------------

Notes to Financial Statements ($ in thousands unless indicated otherwise)
-------------------------------------------------------------------------------

6.  Dividend restriction

Certain series of installment certificates outstanding provide that cash dividends may be paid by IDSC only in calendar years for which additional credits of at least one-half of 1% on such series of certificates have been authorized by IDSC. This restriction has been removed for 1999 and 2000 by IDSC's declaration of additional credits in excess of this requirement.

7.  Fees paid to Parent and affiliated companies ($ not in thousands)

A) The basis of computing fees paid or payable to Parent for investment advisory, joint facilities, technology support and treasury services is:

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

B) The basis of computing fees paid or payable to American Express Financial Advisors, Inc. (an affiliate) for distribution services is:

Fees payable to American Express Financial Advisors, Inc. on sales of IDSC's certificates are based upon terms of agreements giving American Express Financial Advisors, Inc. the exclusive right to distribute the certificates covered under the agreements. The agreements provide for payment of fees over a period of time.

From time to time, IDSC may sponsor or participate in sales promotions involving one or more of the certificates and their respective terms. These promotions may offer a special interest rate to attract new clients or retain existing clients. To cover the cost of these promotions, distribution fees paid to American Express Financial Advisors may be lowered. For the promotion of the seven- and 13-month term IDS Flexible Savings Certificate which occurred Sept. 10, 1997 to Nov. 25, 1997, the distribution fee for sales of these certificates was lowered to 0.067%.

The aggregate fees payable under the agreements per $1,000 face amount of installment certificates and a summary of the periods over which the fees are payable are:


                                                                                                        Number of
                                                                                                       certificate
                                                                                                        years over
                                                                         Aggregate fees payable           which
                                                      -----------------------------------------------
                                                                                                       subsequent
                                                                     First           Subsequent        years' fees
                                                      Total          year            years             are payable
---------------------------------------------------------------------------------------------------------------------

On sales effective April 30, 1997                     $25.00         $ 2.50          $22.50                 9

On sales prior to April 30, 1997(a)                    30.00           6.00           24.00                 4
---------------------------------------------------------------------------------------------------------------------

Notes to Financial Statements ($ in thousands unless indicated otherwise)
-------------------------------------------------------------------------------

(a) At the end of the sixth through the 10th year, an additional fee of 0.5% is payable on the daily average balance of the certificate reserve maintained during the sixth through the 10th year, respectively.

Effective April 30, 1997, fees on the IDS Cash Reserve and IDS Flexible Savings Certificates are paid at a rate of 0.20% of the purchase price at the time of issuance and 0.20% of the reserves maintained for these certificates at the beginning of the second and subsequent quarters from issue date. For certificates sold prior to April 30, 1997, fees were paid at a rate of 0.25% of the purchase price at the time of issuance and 0.25% of the reserves maintained for these certificates at the beginning of the second and subsequent quarters from issue date.

Fees on the IDS Future Value Certificate were paid at the rate of 5% of the purchase price at time of issuance. Effective May 1, 1997, the IDS Future Value Certificate is no longer being offered for sale.

Fees on the American Express Investors Certificate are paid at an annualized rate of 1% of the reserves maintained for the certificates. Fees are paid at the end of each term on certificates with a one-, two- or three-month term. Fees are paid each quarter from date of issuance on certificates with a six-, 12-, 24- or 36-month term.

Fees on the IDS Preferred Investors Certificate are paid at an annualized rate of 0.66% of the reserves maintained for the certificates. Fees are paid at the end of each term on certificates with a one-, two- or three-month term. Fees are paid each quarter from date of issuance on certificates with a six-, 12-, 24- or 36-month term.

Effective April 30, 1997, fees on the IDS and American Express Stock Market Certificates, and IDS Market Strategy Certificate are paid at the rate of 0.70% of the purchase price on the first day of the certificate's term and 0.70% of the reserves maintained for these certificates at the beginning of each subsequent term. For certificates sold prior to April 30, 1997, fees were paid at a rate of 1.25% of the purchase price on the first day of the certificate's term and 1.25% of the reserves maintained for these certificates at the beginning of each subsequent term.

C) The basis of computing depositary fees paid or payable to American Express Trust Company (an affiliate) is:

-------------------------------------------------------------------------------
Maintenance charge per account          5 cents per $1,000 of assets on deposit

Transaction charge                      $20 per transaction

Security loan activity:
  Depositary Trust Company
    receive/deliver                     $20 per transaction
  Physical receive/deliver              $25 per transaction
  Exchange collateral                   $15 per transaction
-------------------------------------------------------------------------------

A transaction consists of the receipt or withdrawal of securities and commercial paper and/or a change in the security position. The charges are payable quarterly except for maintenance, which is an annual fee.

Notes to Financial Statements ($ in thousands unless indicated otherwise)
-------------------------------------------------------------------------------

D) The basis for computing fees paid or payable to American Express Bank Ltd. (an affiliate) for the distribution of the American Express Special Deposits Certificate on an annualized basis is:

1.25% of the reserves maintained for the certificates on an amount from $100,000 to $249,000, 0.80% on an amount from $250,000 to $499,000, 0.65% on an amount from $500,000 to $999,000 and 0.50% on an amount $1,000,000 or more. Fees are paid at the end of each term on certificates with a one-, two- or three-month term. Fees are paid at the end of each quarter from date of issuance on certificates with a six-, 12-, 24- or 36-month term.

E) The basis of computing transfer agent fees paid or payable to American Express Client Service Corporation (AECSC) (an affiliate) is:

Under a Transfer Agency Agreement effective Jan. 1, 1998, AECSC maintains certificate owner accounts and records. IDSC pays AECSC a monthly fee of one-twelfth of $10.353 per certificate owner account for this service. Prior to Jan. 1, 1998, AEFC provided this service to IDSC under the investment advisory and services agreement.

8.  Income taxes

Income tax (expense) benefit as shown in the statement of operations for the three years ended Dec. 31, consists of:

                                                                             1998            1997            1996
---------------------------------------------------------------------------------------------------------------------
Federal
  Current                                                                    ($5,668)         $1,138          $5,560
  Deferred                                                                     4,183           2,266           1,124
---------------------------------------------------------------------------------------------------------------------
                                                                              (1,485)          3,404           6,684
State                                                                            (50)            (65)            (27)
---------------------------------------------------------------------------------------------------------------------

Total income tax (expense) benefit                                           ($1,535)         $3,339          $6,657
---------------------------------------------------------------------------------------------------------------------

Income tax (expense) benefit differs from that computed by using the U.S. Statutory rate of 35%.  The principal causes of the difference in each year are shown below:

                                                                             1998            1997            1996
---------------------------------------------------------------------------------------------------------------------

Federal tax expense at U.S. statutory rate                                  ($12,026)        ($8,378)        ($5,711)
Tax-exempt interest                                                              394             724           1,517
Dividend exclusion                                                            10,121          11,044          10,865
Other, net                                                                        26              14              13
---------------------------------------------------------------------------------------------------------------------

Federal tax (expense) benefit                                                ($1,485)         $3,404          $6,684
---------------------------------------------------------------------------------------------------------------------

Deferred income taxes result from the net tax effects of temporary differences.  Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in differences between income for tax purposes and income for financial statement

Notes to Financial Statements ($ in thousands unless indicated otherwise)
-------------------------------------------------------------------------------

purposes in future years. Principal components of IDSC's deferred tax assets and liabilities as of Dec. 31, are as follows.


Deferred tax assets                          1998            1997
---------------------------------------------------------------------

Certificate reserves                         $19,423         $13,488
Investment reserves                              502             502
Other, net                                        18              19
---------------------------------------------------------------------

Total deferred tax assets                    $19,943         $14,009
---------------------------------------------------------------------

Deferred tax liabilities                     1998            1997
---------------------------------------------------------------------

Deferred distribution fees                    $5,523          $7,382
Investment unrealized gains                    5,032          17,119
Purchased/written call options                 7,417           3,557
Dividends receivable                             553             654
Investments                                      280             429
Return of capital dividends                       43              43
---------------------------------------------------------------------

Total deferred tax liabilities                18,848          29,184
---------------------------------------------------------------------

Net deferred tax assets (liabilities)         $1,095        ($15,175)
---------------------------------------------------------------------

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

Credit risk is the possibility that the counterparty will not fulfill the terms of the contract. IDSC monitors credit risk related to derivative financial instruments through established approval procedures, including setting concentration limits by counterparty, reviewing credit ratings and requiring collateral where appropriate. At Dec. 31, 1998, IDSC's counterparties to the interest rate floors and swaps are rated AA by nationally recognized rating agencies. The counterparties to the purchased call options are seven major broker/dealers.

Notes to Financial Statements ($ in thousands unless indicated otherwise)
-------------------------------------------------------------------------------

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

IDSC's holdings of derivative financial instruments were as follows at Dec. 31, 1998 and 1997.



                                                                                   1998
                                                      ---------------------------------------------------------------
                                                         Notional                                         Total
                                                       or contract      Carrying          Fair           credit
                                                          amount          value           value           risk
---------------------------------------------------------------------------------------------------------------------
Assets
  Interest rate floors                                      $500,000             $37            $348            $348
  Purchased call options                                         448          96,176          92,357          92,357
---------------------------------------------------------------------------------------------------------------------
  Total                                                     $500,448         $96,213         $92,705         $92,705
---------------------------------------------------------------------------------------------------------------------

Liabilities
  Interest rate swaps                                       $500,000              $-          $1,488              $-
  Written call options                                           448          38,071          54,181               -
---------------------------------------------------------------------------------------------------------------------
  Total                                                     $500,448         $38,071         $55,669              $-
---------------------------------------------------------------------------------------------------------------------

                                                                                   1997
                                                      ---------------------------------------------------------------
                                                         Notional                                         Total
                                                       or contract      Carrying          Fair           credit
                                                          amount          value           value           risk
---------------------------------------------------------------------------------------------------------------------

Assets
  Interest rate floors                                      $500,000            $205            $251            $251
  Purchased call options                                         389          55,922          54,609          54,609
---------------------------------------------------------------------------------------------------------------------
  Total                                                     $500,389         $56,127         $54,860         $54,860
---------------------------------------------------------------------------------------------------------------------

Liabilities
  Interest rate swaps                                     $1,000,000              $-          $2,138              $-
  Written call options                                           376          24,739          32,990               -
---------------------------------------------------------------------------------------------------------------------
  Total                                                   $1,000,376         $24,739         $35,128              $-
---------------------------------------------------------------------------------------------------------------------

The fair values of derivative financial instruments are based on market values, dealer quotes or pricing models.  The interest rate floors and swaps at Dec. 31, 1998, expire in April of 1999.  The options at Dec. 31, 1998, expire throughout 1999.

Notes to Financial Statements ($ in thousands unless indicated otherwise)
-------------------------------------------------------------------------------

Interest rate caps, corridors, floors and swaps, and options are used to manage IDSC's exposure to rising interest rates. These instruments are used primarily to protect the margin between the interest earned on investments and the interest rate credited to related investment certificate owners.

The interest rate floors are reset monthly and IDSC earns interest on the notional amount to the extent the U.S. Treasury securities at "constant maturity" for a period of one year exceed the reference rates specified in the floor agreements. These reference rates range from 4.6% to 4.7%. The cost of interest rate floors is amortized over the terms of the agreements on a straight line basis and is included in other qualified assets. The amortization, net of any interest earned, is included in investment expenses or other investment income, as appropriate.

The interest rate caps and corridors were reset quarterly and IDSC earned interest on the notional amount to the extent the London Interbank Offering Rate exceeded the reference rates specified in the cap and corridor agreements. These reference rates ranged from 4% to 9%. The cost of interest rate caps and corridors is amortized over the terms of the agreements on a straight line basis and is included in other qualified assets. The amortization, net of any interest earned, is included in investment expenses or other investment income, as appropriate.

The interest rate swaps are reset monthly. IDSC pays a fixed rate on the notional amount ranging from 5.46% to 5.66% and receives a floating rate on the notional amount tied to the U.S. Treasury securities at "constant maturity" for a period of one year. There is no cost carried on the balance sheet. Interest earned and interest expensed under the agreements is shown net in investment expenses or other investment income, as appropriate.

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

Notes to Financial Statements ($ in thousands unless indicated otherwise)
-------------------------------------------------------------------------------

Following is a summary of open option contracts at Dec. 31, 1998 and 1997.


                                                                          1998
                                                      -----------------------------------------------
                                                         Contract        Average         Index at
                                                          amount      strike price     Dec.31,1998
-----------------------------------------------------------------------------------------------------
Purchased call options                                     $448           1,088           1,229
Written call options                                        448           1,206           1,229
-----------------------------------------------------------------------------------------------------

                                                                          1997
                                                      -----------------------------------------------
                                                         Contract        Average         Index at
                                                          amount      strike price     Dec.31,1997
-----------------------------------------------------------------------------------------------------

Purchased call options                                      $389             876             970
Written call options                                         376             969             970
-----------------------------------------------------------------------------------------------------

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

A summary of fair values of financial instruments as of Dec. 31, is as follows:

                                                                                 1998                            1997
                                                                     ---------------------------------------------------------------

                                                                        Carrying          Fair          Carrying          Fair
                                                                          value           value           value          value
------------------------------------------------------------------------------------------------------------------------------------
Financial assets
  Assets for which carrying values
    approximate fair values                                                  $50,288         $50,288         $49,940        $49,940
  Investment securities (note 3)                                           3,303,360       3,335,534       3,669,667      3,695,839
  First mortgage loans on real estate (note 4)                               334,280         343,406         212,433        216,951
  Derivative financial instruments (note 9)                                   96,213          92,705          56,127         54,860
Financial liabilities
  Liabilities for which carrying values
    approximate fair values                                                  154,964         154,964          48,255         48,255
  Certificate reserves (note 5)                                            3,373,033       3,387,122       3,688,351      3,700,757
  Derivative financial instruments (note 9)                                   38,071          55,669          24,739         35,128
------------------------------------------------------------------------------------------------------------------------------------

IDS CERTIFICATE COMPANY


Investments in Securities of Unaffiliated Issuers                                                            Schedule I
($ in thousands)


                                                                     Bal Held at
                                                                        12/31/98
                                                                   Principal Amt
                                                                of Bonds & Notes                 Cost        Value at
                                                                              or               (Notes        12/31/98
Issuer Name and Issue Title                                          # of Shares                a & c)       (Note a)

     BONDS AND NOTES

     United States Government-
      Direct Obligations
          US TREASURY BOND                  6.875%   2000                   165                  165             169
          US TREASURY BOND                  5.625%   2000                   200                  198             204
                                                                  --------------      ---------------     -----------

     Total U.S. Government - Direct Obligations                             365                  363             373
                                                                  --------------      ---------------     -----------

     Other Bonds and Notes

     United States Government Agencies
          FHLMC-GNMA 40 D CMO               6.500%   2011                13,169               13,126          13,185           (f)
          GNMA ARM #8377                    6.625%   2018                   716                  714             726           (f)
          GNMA ARM #8251                    6.625%   2017                    63                   63              64           (f)
          GNMA ARM #8365                    6.875%   2018                 1,636                1,636           1,661           (f)
          GNMA ARM #8274                    7.000%   2017                 2,096                2,095           2,122           (f)
          GNMA ARM #8293                    7.000%   2017                   488                  488             494           (f)
          GNMA ARM #8283                    7.000%   2017                   285                  284             288           (f)
          GNMA ARM #8353                    6.875%   2018                   919                  914             933           (f)
          GNMA ARM #8341                    6.875%   2018                   119                  119             121           (f)
          GNMA ARM #8240                    6.625%   2017                   749                  740             760           (f)
          GNMA ARM #8440                    7.000%   2018                   813                  813             823           (f)
          GNMA ARM #8206                    6.875%   2017                 1,107                1,107           1,121           (f)
          GNMA ARM #8428                    7.000%   2018                   299                  299             303           (f)
          GNMA ARM #8157                    6.875%   2023                 4,537                4,614           4,593           (f)
          GNMA ARM #8638                    6.875%   2025                 7,528                7,589           7,627           (f)
          FNMA 30 YR #27880                 9.000%   2016                    48                   49              50           (f)
          FNMA 15 YR #34543                 9.250%   2001                    64                   64              68           (f)
          FNMA 30 YR #36225                 9.000%   2016                   129                  131             136           (f)
          FNMA 30 YR #040877                9.000%   2017                    44                   45              46           (f)
          FNMA 30 YR #51617                10.000%   2017                    89                   89              96           (f)
          FNMA 30 YR #52185                10.000%   2017                    58                   58              62           (f)
          FNMA 15 YR #13705                11.000%   2000                    15                   16              16           (f)
          FNMA 15 YR #18275                11.000%   2000                     4                    5               5           (f)
          FNMA 15 YR #18745                11.000%   2000                     3                    3               3           (f)
          FNMA 15 YR #2469                 11.000%   2000                     8                    8               8           (f)
          FNMA 15 YR #13157                11.000%   2000                     8                    8               8           (f)
          FNMA 15 YR #13548                11.000%   2000                    22                   23              24           (f)
          FNMA 15 YR #18986                11.000%   2000                     5                    5               6           (f)
          FNMA 15 YR #64520                11.000%   2001                    28                   28              30           (f)
          FNMA 15 YR #64523                11.000%   2000                    23                   23              25           (f)
          FNMA 15 YR #19070                11.000%   2000                     3                    3               3           (f)


                                                                     Bal Held at
                                                                        12/31/98
                                                                   Principal Amt
                                                                of Bonds & Notes                  Cost        Value at
                                                                             or                 (Notes        12/31/98
Issuer Name and Issue Title                                         # of Shares                  a & c)        (Note a)


          FNMA 15 YR #19261                11.000%   2000                    10                   10              10           (f)
          FNMA 15 YR #22569                11.000%   2000                     6                    6               7           (f)
          FNMA 15 YR #22271                11.000%   2000                    22                   23              24           (f)
          FNMA 15 YR #22674                11.000%   2000                    16                   16              17           (f)
          FNMA 15 YR #22405                11.000%   2000                    23                   23              25           (f)
          FNMA 15 YR #25899                11.000%   2001                     6                    6               6           (f)
          FNMA 15 YR #58405                11.000%   2003                    23                   23              24           (f)
          FNMA 15 YR #70299                10.750%   2001                    98                   99             104           (f)
          FNMA 15 YR #66458                10.000%   2004                 2,407                2,417           2,491
          FNMA 15 YR 70694 MEG              9.500%   2005                 1,144                1,152           1,213
          FNMA 15 6.0 #50973                6.000%   2009                30,586               29,967          30,711           (f)
          FNMA 10YR #303115                 6.500%   2004                10,151                9,662          10,291           (f)
          FNMA 15YR #124848                 8.000%   2008                 8,589                8,567           8,852           (f)
          FNMA 15YR #303445                 5.500%   2009                16,480               15,859          16,290           (f)
          FNMA #73227 MULT-FAM              6.700%   2005                 2,429                2,451           2,476           (f)
          FNMA 15YR 190534                  6.000%   2018                15,777               15,530          15,841
          FNMA 15 YR #A250857               7.000%   2012                14,753               14,722          15,067           (f)
          FNMA 15YR #250671                 7.500%   2011                15,426               15,466          15,865           (f)
          FNMA 15 YR #313561                8.000%   2012                15,003               15,288          15,513           (f)
          FNMA 15YR #303779                 6.000%   2011                29,895               29,374          29,988           (f)
          FNMA 7.0 15YR 250670              7.000%   2011                 4,934                4,970           5,038           (f)
          FNMA 15YR #313522                 7.000%   2012                29,007               29,172          29,624           (f)
          FNMA 15YR #367005                 7.000%   2012                10,717               10,660          10,953           (f)
          FNMA 15YR #313042                 7.000%   2011                11,095               11,139          11,331           (f)
          FNMA 92 203 E CMO                 6.250%   2005                 3,779                3,756           3,777           (f)
          FANNIEMAE GR TRST                 6.610%   2018                10,000                9,998           9,965           (f)
          FNMA 97-2C CMO                    7.000%   2020                29,869               29,882          30,152           (f)
          FN 98 50 CLASS PA                 6.000%   2012                15,000               15,046          14,989           (f)
          FNMA 98-8 A SEQ CMO               6.500%   2024                 8,394                8,397           8,428           (f)
          FNMA 97-74 G SEQ CMO              6.500%   2024                 7,930                7,899           7,963           (f)
          FNMA 96-10 C CMO SEQ              6.500%   2023                 6,739                6,512           6,830           (f)
          FNMA 97-17 CMO                    7.000%   2022                45,323               45,072          45,557           (f)
          FN 97 11 K SEQ CM0                7.125%   2023                 7,803                7,830           7,855           (f)
          FNMA ARM #70007                   6.697%   2017                 1,574                1,574           1,598           (f)
          FNMA ARM #70009                   6.924%   2018                 2,261                2,261           2,296           (f)
          FNMA ARM #70117                   7.091%   2017                   489                  489             496           (f)
          FNMA ARM #79384                   7.790%   2019                   738                  738             758           (f)
          FNMA ARM #70202                   7.446%   2019                 1,565                1,565           1,598           (f)
          FNMA ARM #92069                   7.351%   2018                 2,017                2,017           2,057           (f)
          FNMA ARM #93787                   7.157%   2019                 1,694                1,694           1,728           (f)
          FNMA ARM #97822                   7.363%   2020                   269                  269             274           (f)
          FNMA ARM#88879 3X3                7.843%   2019                 1,863                1,863           1,963           (f)
          FNMA ARM#105989 3X3               7.829%   2020                 1,441                1,441           1,520           (f)
          FNMA ARM #249907                  8.000%   2024                 7,238                7,344           7,399           (f)
          FNMA ARM#89125 SEMI               7.001%   2019                 4,843                4,943           4,967           (f)
          FNMA ARM #303259                  7.286%   2025                 4,811                4,939           4,921           (f)
          FNMA ARM#190726 SEMI              7.173%   2033                 9,260                9,444           9,479           (f)

                                                                    Bal Held at
                                                                       12/31/98
                                                                   Principal Amt
                                                                of Bonds & Notes                 Cost        Value at
                                                                              or               (Notes        12/31/98
Issuer Name and Issue Title                                          # of Shares                a & c)        (Note a)

          FHLMC CTF SER B-77                8.125%   2007                    91                   91              91           (f)
          FHLMC 15 YR #200035               9.000%   2001                   142                  141             147           (f)
          FHLMC 15 YR #200064               8.000%   2002                   211                  207             216           (f)
          FHLMC 15 YR #212119               9.500%   2001                    62                   62              65           (f)
          FHLMC 15 YR #218648               9.500%   2002                    28                   28              30           (f)
          FHLMC 15 YR #200048               9.000%   2001                   343                  340             357
          FHLMC 15YR #380025                9.500%   2003                   387                  386             410
          FHLMC 15 YR #219679               9.500%   2003                   305                  303             323           (f)
          FHLMC 15 YR #200022              10.500%   2000                    36                   36              38           (f)
          FHLMC 15 YR #219757              11.000%   2003                   656                  679             695
          FHLMC 15 YR #502175              10.500%   2004                    78                   79              82           (f)
          FHLMC LOANS #885005               9.500%   2002                   800                  797             847           (f)
          FHLMC 15 YR #885009               9.500%   2003                 1,870                1,862           1,979
          FHLMC LOANS #885008              10.000%   2003                 1,375                1,380           1,458           (f)
          FHLMC GOLD E00151                 7.500%   2017                 4,926                5,061           5,069           (f)
          FHLMC 5YR BLN #G5015              7.000%   1999                    54                   55              55           (f)
          FHLMC 15YR #G10336                7.500%   2010                 4,431                4,366           4,560           (f)
          FHLMC 15YR #G10344 G              7.500%   2010                 9,991                9,945          10,281           (f)
          FHLMC 15YR #10342                 7.000%   2010                15,527               15,157          15,877           (f)
          FHLMC 5YR BLN #G5025              7.500%   2000                10,133               10,151          10,259           (f)
          FHLMC 15YR G10364                 7.000%   2010                12,965               12,901          13,257           (f)
          FHLM 15 6.5 #G10369               6.500%   2010                29,881               29,544          30,338           (f)
          FHLMC 15 #G10350 GLD              6.500%   2010                17,304               17,269          17,575           (f)
          FHLMC 15YR #E00383                7.000%   2010                13,355               13,335          13,656           (f)
          FHLMC 15YR GOLD                   6.500%   2010                14,825               14,758          15,056           (f)
          FH GD 15YR #E00426                6.500%   2011                 7,021                6,959           7,126           (f)
          FH15YR #G10439 GOLD               6.500%   2011                 3,629                3,546           3,684           (f)
          FHLMC 15YR G10627                 6.500%   2011                23,454               23,128          23,806           (f)
          FHLMC 15YR G10665 GD              7.000%   2012                60,986               60,850          62,358           (f)
          FHLMC T-009 A2 HEL                6.430%   2013                10,000               10,000          10,040           (f)
          FHLMC 15YR                       11.000%   2003                   781                  799             829           (f)
          FHLMC GOLD E00484                 6.500%   2012                 6,235                6,099           6,332           (f)
          FHLMC GOLD #E00476                6.500%   2012                14,824               14,503          15,038           (f)
          FHLMC15YR E00388GOLD              7.000%   2010                 8,289                8,178           8,476           (f)
          FHLMC ARM #840035                 7.364%   2019                   765                  765             776           (f)
          FHLMC ARM #840045                 7.644%   2019                 2,911                2,911           2,955           (f)
          FHLMC ARM #605050                 7.555%   2018                   290                  290             296           (f)
          FHLMC ARM #605041                 7.594%   2019                   226                  226             231           (f)
          FHLMC ARM #605048                 7.201%   2018                 1,022                1,022           1,039           (f)
          FHLMC ARM #605079                 7.470%   2018                   927                  927             946           (f)
          FHLMC ARM #605175                 7.567%   2019                 2,398                2,398           2,443           (f)
          FHLMC ARM #605352                 7.239%   2018                 1,665                1,665           1,693           (f)
          FHLMC ARM #605433                 7.336%   2017                 1,177                1,177           1,194           (f)
          FHLMC ARM #605432                 6.996%   2017                   407                  407             414           (f)
          FHLMC ARM #405185                 7.415%   2018                 1,232                1,232           1,247           (f)
          FHLMC ARM #405249                 7.463%   2018                 1,471                1,471           1,497           (f)
          FHLMC ARM #630074                 7.250%   2018                   404                  404             409           (f)
          FHLMC ARM #605854                 7.497%   2019                 1,820                1,820           1,854           (f)


                                                                     Bal Held at
                                                                        12/31/98
                                                                   Principal Amt
                                                                of Bonds & Notes                 Cost        Value at
                                                                              or               (Notes        12/31/98
Issuer Name and Issue Title                                          # of Shares                a & c)        (Note a)

          FHLMC ARM #630048                 6.875%   2018                    11                   11              12           (f)
          FHLMC ARM #405092                 7.118%   2019                   909                  909             922           (f)
          FHLMC ARM #840072                 7.351%   2019                 1,279                1,279           1,297           (f)
          FHLMC ARM #605454                 7.110%   2017                 3,465                3,465           3,510           (f)
          FHLMC ARM #405437                 7.525%   2019                   217                  217             221           (f)
          FHLMC ARM #405455                 7.527%   2019                   652                  652             661           (f)
          FHLMC ARM #405243                 7.385%   2019                   528                  528             537           (f)
          FHLMC ARM #606025                 6.912%   2019                 3,789                3,789           3,812           (f)
          FHLMC ARM #606024                 6.881%   2019                 1,003                1,003           1,009           (f)
          FHLMC ARM #405517                 7.000%   2019                   279                  280             285           (f)
          FHLMC ARM#605853                  7.472%   2019                 2,241                2,241           2,286           (f)
          FHLMC ARM #405014                 7.213%   2019                   500                  500             508           (f)
          FHLMC ARM #401587                 7.375%   2018                 1,595                1,595           1,619           (f)
          FHLMC ARM 840031                  7.409%   2019                   205                  205             208           (f)
          FHLMC ARM #840036                 7.417%   2019                   940                  940             957           (f)
          FHLMC ARM #405615                 7.150%   2019                   692                  692             702           (f)
          FHLMC ARM #405360                 7.493%   2019                   717                  717             729           (f)
          FHLMC ARM #606151                 7.609%   2019                 3,276                3,276           3,341           (f)
          FHLMC ARM #635054                 7.476%   2020                   193                  193             197           (f)
          FHLMC ARM #405675                 7.542%   2020                 1,187                1,187           1,207           (f)
          FHLMC ARM #405692                 7.514%   2020                 1,582                1,582           1,610           (f)
          FHLMC ARM #606301                 7.841%   2020                 3,987                3,987           4,093           (f)
          FHLMC ARM #405744                 7.579%   2020                   844                  844             859           (f)
          FHLMC ARM#865008 3X3              8.448%   2018                 4,787                4,787           4,903           (f)
          FHLMC ARM #845154                 7.537%   2022                 2,335                2,405           2,359           (f)
          FHLMC ARM #845654                 7.766%   2024                 7,827                7,939           7,977           (f)
          FHLMC ARM #350190                 7.625%   2022                 3,624                3,729           3,689           (f)
          FHLMC ARM #845523                 7.473%   2023                 3,775                3,881           3,836           (f)
          FHLMC ARM #845733                 7.502%   2024                12,966               13,191          13,230           (f)
          FHLMC ARM #845730                 7.516%   2024                15,253               15,737          15,434           (f)
          FHLMC ARM #845973                 7.482%   2024                 4,633                4,633           4,745           (f)
          FHLMC ARM #845999                 7.355%   2027                13,966               14,085          14,211           (f)
          FHLMC ARM #846072                 7.477%   2022                 3,561                3,648           3,646           (f)
          FHLMC ARM#846107LIB               7.946%   2025                 4,339                4,436           4,420           (f)
          FHLMC ARM#785363 3X1              7.864%   2025                 3,137                3,178           3,165           (f)
          FHLMC ARM #606903                 7.157%   2022                   530                  535             531           (f)
          FHLMC ARM#785615 3X1              6.655%   2026                 8,411                8,365           8,650           (f)
          FHLMC ARM#785634 3X1              6.743%   2026                 8,652                8,680           8,933           (f)
          FHLMC ARM#785619 3X1              6.605%   2026                 3,433                3,452           3,543           (f)
          FHLMC ARM#785672 3X1              6.705%   2026                 4,804                4,826           4,854           (f)
                                                                  --------------      ---------------     -----------

     Total United States Government Agencies                            856,406              854,043         869,850
                                                                  --------------      ---------------     -----------

     Municipal Bonds

     California
          CAL HSG 95-O TAX MUN              7.740%   2016                10,645               10,645          11,159  (b)      (f)
          CAL HSG FIN 1996-M                7.890%   2016                 8,245                8,245           8,583  (b)      (f)


                                                                     Bal Held at
                                                                        12/31/98
                                                                   Principal Amt
                                                                of Bonds & Notes                 Cost        Value at
                                                                              or               (Notes        12/31/98
Issuer Name and Issue Title                                          # of Shares                a & c)        (Note a)

     Illinois
          CHICAGO IL SAN DIST               9.250%   2000                 1,000                1,021           1,060  (b)      (f)
          *CHIC IL GAS SPY SRC              7.500%   2015                 4,500                4,500           4,768  (b)      (f)

     Minnesota
          WEST MN MUNI POWER               10.250%   2015                 3,120                3,120           3,120  (b)      (f)

     New York
          NEW YORK CITY NT GO               7.750%   2000                   335                  335             339  (b)      (f)
          NEW YORK PWR AUTH                 9.500%   2001                   180                  186             187  (b)      (f)

     Pennsylvania
          WY VALLEY PA SWR                  5.125%   2007                   115                  115             119  (b)      (f)

     Texas
          AUSTIN TX UTILITY                10.750%   2015                 3,735                3,908           4,102  (b)      (f)
                                                                  --------------      ---------------     -----------

     Total Municipal Bonds                                               31,875               32,075          33,437
                                                                  --------------      ---------------     -----------

     Public Utility
          AES CORP SNR SUB NTS              8.375%   2007                 5,000                4,979           4,987  (b) (d)  (f)
          ALLIED WASTE 144A                 7.375%   2004                   800                  799             808      (d)  (f)
          AVON ENERGY                       6.730%   2002                 4,750                4,750           4,888  (b) (d)  (f)
          BAROID CORP                       8.000%   2003                 5,000                4,990           5,269
          BARRETT RESOURCES                 7.550%   2007                 3,000                3,003           3,186           (f)
          CMS ENERGY                        7.375%   2000                 4,700                4,697           4,789           (f)
          CSW INVESTMENTS 144A              6.950%   2001                10,000                9,993          10,302  (b) (d)  (f)
          CABLE & WIRELESS COM              6.375%   2003                 6,000                5,976           6,040           (f)
          CAL ENERGY CO INC                 9.500%   2006                 4,000                4,027           4,440           (f)
          CROSS TIMBERS OIL CO              8.750%   2009                 3,000                3,000           2,670           (f)
          CYTEC INDUSTRIES INC              6.500%   2003                10,500               10,491          10,138           (f)
          DETROIT EDISON                    6.280%   2000                 7,000                6,980           7,099           (f)
          EL PASO ELEC CO                   7.250%   1999                 2,000                2,000           2,002           (f)
          ENRON CORP                        6.625%   2003                 5,000                5,027           5,130           (f)
          ENRON CORP                        6.450%   2001                10,000               10,000          10,255           (f)
          INTL SPECIALTY PROD               9.000%   1999                15,000               15,019          15,039
          JERSEY CENTRAL P&L                6.040%   2000                 5,000                5,000           5,053
          KN ENERGY INC                     6.450%   2003                 8,000                7,988           8,031           (f)
          KANSAS CITY P&L                   7.340%   1999                10,000               10,000          10,150
          MCN INV`T CORP MTN                6.890%   2002                 9,000                9,030           9,322           (f)
          NEW PARK RESOURCES                8.625%   2007                 2,500                2,528           2,500           (f)
          NIAGARA MHWK PWR                  7.375%   2003                 3,000                3,097           3,139           (f)
          NORAM ENERGY CORP                 7.500%   2000                 5,000                4,990           5,150           (f)
          NORCEN ENERGY RES                 6.800%   2002                10,000                9,986          10,173           (f)
          NOVACOR CHEMICALS                 6.500%   2000                10,000                9,986          10,074           (f)
          OCCIDENTAL PETROLEUM              6.410%   2000                 5,000                4,980           5,060           (f)
          ORYX ENERGY                       8.650%   1999                15,000               15,000          15,000


                                                                     Bal Held at
                                                                        12/31/98
                                                                   Principal Amt
                                                                of Bonds & Notes                 Cost        Value at
                                                                              or               (Notes        12/31/98
Issuer Name and Issue Title                                          # of Shares                a & c)        (Note a)

          PUBLIC SERV E&G CAP               6.800%   2002                10,000               10,025          10,277      (d)  (f)
          PUB SERVICE ELEC GAS              6.740%   2001                12,000               12,000          12,342      (d)  (f)
          PACIFIC GAS TRANS                 6.640%   2000                 5,000                5,000           5,100           (f)
          PAGING NETWORK                   10.000%   2008                 2,000                2,000           1,950           (f)
          PRAXAIR INC                       6.750%   2003                 5,000                4,819           5,136           (f)
          QWEST COMMUNICATION               7.250%   2008                 3,000                3,000           3,075  (b) (d)  (f)
          SALTON SEA CL A                   6.690%   2000                 2,081                2,081           2,095           (f)
          SMITH INT`L INC                   7.240%   2001                10,000               10,000          10,281  (b) (d)  (f)
          TELEPORT COMM                     9.875%   2006                 4,000                4,073           4,555           (f)
          TEXAS UTILITIES                   6.370%   2000                10,000               10,000          10,211           (f)
          TOSCO CORP                        7.000%   2000                 5,000                4,997           5,094           (f)
          USX CORP                          7.200%   2004                13,000               13,327          13,480           (f)
          USA WASTE SERVICES                6.500%   2002                10,000                9,997          10,264           (f)
          WILLIAMS CO INC                   6.500%   2002                12,000               11,992          12,133           (f)
                                                                  --------------      ---------------     -----------

     Total Public Utility                                               281,331              281,627         286,687
                                                                  --------------      ---------------     -----------

     Finance
          AG CAP FND SR.NT FLT              6.494%   2004                20,000               19,982          18,550      (d)  (f)
          AT&T CAPITAL CORP                 6.900%   2002                15,000               14,919          14,953           (f)
          ADVANTA MTG 98-1 A2               6.250%   2014                 5,000                5,000           5,006           (f)
          AERCO LDT S-1A CL C1              6.885%   2023                13,496               13,353          12,889      (d)  (f)
          O`N`E` LOAN TRUST 97              7.906%   2007                25,000               25,000          25,000  (b) (d)  (f)
          ALLIANCE INV CBO FLT              6.713%   2006                19,000               19,000          18,620      (d)  (f)
          ARISTAR FINL                      7.875%   1999                 3,000                3,000           3,007           (f)
          ATHENA CBO LIMIT FLT              5.939%   2010                10,000                9,966           9,950           (f)
          BANKAMERICA CORP                  9.750%   2000                10,000               10,126          10,599
          BANPONCE FIN CORP                 6.580%   2003                 5,000                4,987           5,217           (f)
          BISTRO TRST 1997-100              6.350%   2002                 7,000                6,986           7,076      (d)  (f)
          BISTRO TRT 98-1000                6.580%   2001                14,000               14,000          14,206      (d)  (f)
          CA INF BK SDG E1 A2               6.040%   2002                 1,500                1,500           1,511           (f)
          CAPITAL ONE BANK                  7.350%   2000                 5,000                4,998           5,145           (f)
          CAPITAL ONE BANK                  6.375%   2003                 5,500                5,486           5,477           (f)
          CARAVELLE INV B FLTG              7.088%   2005                17,500               17,500          17,325           (f)
          CARCO AUTO 97-1                   6.689%   2004                12,000               12,000          12,051           (f)
          CCMSC 1997-2 CLSS A1              6.450%   2004                 4,508                4,509           4,604           (f)
          COMMERCIAL CREDIT                 8.250%   2001                 9,000                8,944           9,661           (f)
          CONTI FINANCIAL CORP              8.375%   2003                 5,000                4,990           3,750           (f)
          CONTI MTG HEL TRTA-6              6.690%   2016                10,000               10,000          10,192           (f)
          CONTI 98-1 CLASS A5               6.430%   2016                10,000                9,998          10,118           (f)
          COUNTRYWIDE FUNDING               8.420%   1999                19,700               19,700          19,796
          ECH FUNDING 98-1 A-2              6.385%   2010                19,000               19,000          18,216      (d)  (f)
          EQCC 97-3 A6 ABS HEL              6.610%   2021                 5,000                5,010           5,107           (f)
          FDIC 96-1C CLASS 1A               6.750%   2026                 5,030                5,028           5,028           (f)
          FMAC LLC 98-D CL A-1              6.111%   2019                 5,000                5,025           5,033      (d)  (f)
          FINOVA CAP C MTN                  6.190%   2000                 3,000                3,016           3,011           (f)
          FBMS 93-2 CL B1 CMO               7.500%   2033                 6,286                6,434           6,791           (f)
          FIRST DOMINION CBO 1              6.981%   2013                19,000               19,000          16,934      (d)  (f)


                                                                     Bal Held at
                                                                        12/31/98
                                                                   Principal Amt
                                                                of Bonds & Notes                 Cost        Value at
                                                                              or               (Notes        12/31/98
Issuer Name and Issue Title                                          # of Shares                a & c)        (Note a)

          FULB 97-C1 A-1 MBS                7.150%   2004                 9,399                9,548           9,768           (f)
          FULB 97-C2 CLASS A1               6.479%   2004                 8,918                8,954           9,066           (f)
          FIRST USA DEP NT                  6.375%   2000                 5,000                4,994           5,129           (f)
          FIRSTPLUS 98-A-A NIM              8.500%   2023                 6,310                6,281           5,839           (f)
          GATX CAPITAL CORP                 6.500%   2000                 5,000                5,000           5,082           (f)
          GATX CAP CORP MTN                 6.360%   2002                 5,000                4,946           4,974           (f)
          GMAC 96-C1 COMM MBS               6.790%   2003                 4,331                4,344           4,469           (f)
          GMAC 97-C2 A CMBS                 6.451%   2004                 4,769                4,788           4,908           (f)
          GS-96PROTECT LIFE A1              7.020%   2027                 6,302                6,407           6,673           (f)
          GMAC                              7.750%   1999                20,000               19,998          20,013           (f)
          GREAT WESTERN FINL                6.375%   2000                 3,000                2,996           3,036           (f)
          GREENTREE EQP 96-B                7.700%   2018                 7,424                7,530           7,544           (f)
          GREENPOINT BANK                   6.700%   2002                 9,250                9,283           9,387           (f)
          HELLER FINANCIAL                  6.500%   2000                 8,000                8,001           8,098           (f)
          HELLER FINANCIAL                  6.440%   2002                 5,000                4,983           5,108           (f)
          HOMESIDE LENDING                  6.875%   2002                10,000                9,998          10,421           (f)
          HOUSEHOLD FIN MTN                 7.100%   2002                10,000                9,995          10,426           (f)
          INDOSUEZ CAP B-2 CLO              6.727%   2010                16,500               16,500          16,005      (d)  (f)
          INTL LEASE FINANCE                7.950%   1999                12,000               12,000          12,017           (f)
          IROQUOIS TRUST 97-1A              7.000%   2006                10,000               10,004          10,092      (d)  (f)
          IROQUOIS TRUST 97-2A              6.752%   2007                15,000               14,988          15,143      (d)  (f)
          KEYCORP SENIOR                    7.430%   2000                 4,000                3,998           4,118           (f)
          LBCMT 98-C1 A-1 CMBS              6.330%   2004                 3,778                3,795           3,861           (f)
          LBCMT 98-C4 A1A CMBS              5.870%   2035                 4,978                5,003           5,012           (f)
          LONG ISL SAV BK                   7.000%   2002                 5,000                4,992           5,186           (f)
          MBNA AMER BANK NA                 7.540%   2001                10,000                9,996          10,522
          MBNA CORP                         6.500%   2000                 5,000                4,999           5,069           (f)
          ML CBO14 98-E&P-1 FL              7.119%   2010                11,000               11,000           9,782      (d)  (f)
          MARGARETTEN FIN'L                 6.750%   2000                15,250               15,310          15,561           (f)
          MERCHANDISE MART LLC              6.747%   1999                15,000               15,000          15,000  (b) (d)  (f)
          ML CLO 98 PILG-3                  7.000%   2010                 7,500                7,448           6,962           (f)
          ML CBO 98 AIG-2 B-1               7.100%   2010                 6,500                6,475           6,050           (f)
          ML CBO 98 SER 1 B1                6.945%   2009                10,500               10,477           9,618           (f)
          MONEYSTORE 97-A                   7.210%   2021                 4,000                4,000           4,101           (f)
          JPMS 96-C2 CL A                   6.470%   2027                 3,452                3,470           3,518           (f)
          JPM 98-C6 A1 CMBS                 6.373%   2030                 3,685                3,701           3,750           (f)
          MS CAP 1996-WFI MBS               7.220%   2028                10,000               10,118          10,587           (f)
          MS CAP 1 1997-XL A-1              6.590%   2030                14,507               14,567          15,027           (f)
          MS CAPI 97-ALIC A1 A              6.300%   2000                 7,241                7,241           7,320           (f)
          MS CAP 98-WF1 CMBS                6.250%   2007                 2,417                2,427           2,471           (f)
          MCF 96-MC2 CLS A1                 6.758%   2004                 9,202                9,260           9,508           (f)
          NORWEST FINANCIAL                 7.250%   2000                 4,500                4,498           4,612
          ORIX CR ALL 144A MTN              6.640%   2002                16,000               16,000          16,124      (d)  (f)
          PAMCOIII CLO 98-1 B2              6.570%   2010                19,000               19,000          18,620      (d)  (f)
          PENSKE TRUCK LEASING              7.750%   1999                 3,000                3,009           3,027           (f)
          BANK POPULAR N.A.                 6.625%   2002                12,000               11,991          12,583           (f)
          PROVIDENT BANK                    6.125%   2000                 5,000                4,995           5,072
          PROVIDIAN 97-4-A CRD              6.250%   2007                10,500               10,486          10,814           (f)


                                                                     Bal Held at
                                                                        12/31/98
                                                                   Principal Amt
                                                                of Bonds & Notes                 Cost        Value at
                                                                              or               (Notes        12/31/98
Issuer Name and Issue Title                                          # of Shares                a & c)        (Note a)

          PROVIDIAN BANK                    6.700%   2003                13,000               12,992          13,097           (f)
          PHMS 1993-39 A8 SUPP              6.500%   2008                10,056                9,711          10,098           (f)
          RFMSI 1998-S23 CL A1              6.000%   2028                14,834               14,939          14,788           (f)
          SASCO 98-C3 CLASS B               5.792%   2001                 4,995                4,961           5,013      (d)  (f)
          SL CMBS 97-C1 CLS A               6.875%   2004                15,203               15,318          15,691      (d)  (f)
          SBMS VII 91-1 B1                  9.700%   2006                   422                  422             421           (f)
          SANWA BUS CREDIT MTN              7.250%   2001                10,000                9,995          10,416  (b) (d)  (f)
          SAXON 98-1 AF3 HEL                6.450%   2024                 2,000                1,999           2,018           (f)
          SAXON 95-1 BA2 ARM                7.668%   2025                 1,490                1,511           1,512           (f)
          SOMERS CBO FLT                    5.975%   2012                11,000               10,928          10,945           (f)
          SASCO96-CL1 AIC                   5.944%   2028                 2,673                2,673           2,670           (f)
          TCW GEM II 144A FLT               6.781%   2012                25,000               23,802           7,500  (b) (d)  (f)
          TRANS OCEAN CRP 144A              6.670%   2007                10,141               10,095          10,442      (d)  (f)
          UCFC 95 CA2 ASSET BK              6.575%   2011                 1,618                1,619           1,620           (f)
          UCFC 97-B CL A-4 ABS              6.940%   2023                 7,000                6,994           7,160           (f)
          UNIFRAX INVESTMENT               10.500%   2003                 5,000                5,030           5,200           (f)
          VAN KAMPEN CLOII LMT              6.940%   2008                 5,000                5,000           4,531      (d)  (f)
          VANDERBILT 98-A A2                6.140%   2006                 3,000                3,000           3,018           (f)
          WAYLAND FUND                      7.790%   2004                 5,000                5,000           5,000  (b) (d)  (f)
          WELLSFORD RESID PROP              7.250%   2000                 5,000                4,989           5,144           (f)
          ICI INVESTMENTS EMTN              6.750%   2002                10,000               10,068          10,126           (f)
                                                                  --------------      ---------------     -----------

     Total Finance                                                      875,165              874,297         858,306
                                                                  --------------      ---------------     -----------

     Industrial
          AAF MCQUAY                        8.875%   2003                10,000               10,113           9,738           (f)
          AGCO CORP                         8.500%   2006                 5,000                4,969           4,800           (f)
          AK STEEL CORP                     9.125%   2006                 3,000                3,058           3,135           (f)
          ADVANCED LIGHTING                 8.000%   2008                 2,000                2,016           1,910  (b) (d)  (f)
          AMER AIRLINES LESSEE              6.400%   2008                 2,538                2,538           2,538  (b) (d)  (f)
          AMER AIRLINES LESSEE              6.400%   2008                 2,338                2,338           2,338  (b) (d)  (f)
          AMER AIRLINES LESSEE              6.400%   2008                 2,445                2,445           2,445  (b) (d)  (f)
          AMER AIRLINES LESSEE              6.400%   2008                 2,650                2,650           2,650  (b) (d)  (f)
          AMER AIRLINES LESSEE              6.400%   2008                   821                  821             821  (b) (d)  (f)
          AMER AIRLINES LESSEE              6.400%   2008                   820                  820             820  (b) (d)  (f)
          AMERICAN STANDARD                10.875%   1999                 1,000                1,010           1,024           (f)
          AMERISERVE FOOD SER              10.125%   2007                 4,000                4,109           3,640           (f)
          ANTENNA TV SA                     9.000%   2007                 5,000                4,911           4,400           (f)
          APPLIED MATERIALS                 6.650%   2000                 5,000                5,000           5,073           (f)
          ARGO-TECH CORP                    8.625%   2007                 2,000                2,000           1,905           (f)
          ARMCO STEEL 144A                  8.875%   2008                 2,000                1,984           2,020           (f)
          AVIATION SALES                    8.125%   2008                 2,000                1,995           1,985           (f)
          BECKMAN INSTRUMENTS               7.100%   2003                 5,000                5,000           5,179           (f)
          A.H. BELO                         6.875%   2002                17,885               18,266          18,671           (f)
          BLACK & DECKER                    7.500%   2003                10,000               10,299          10,652           (f)
          BOYD GAMING CORP                  9.250%   2003                 5,000                4,985           5,162           (f)
          BROWN GROUP                       8.600%   1999                 5,000                5,000           5,012
          BURLINGTON NORTHERN               6.375%   2005                 5,000                4,998           5,255


                                                                     Bal Held at
                                                                        12/31/98
                                                                   Principal Amt
                                                                of Bonds & Notes                 Cost        Value at
                                                                              or               (Notes        12/31/98
Issuer Name and Issue Title                                          # of Shares                a & c)        (Note a)

          CSX CORP                          7.050%   2002                10,000                9,995          10,390           (f)
          REYNOLDS METALS CAN               6.625%   2002                15,600               15,696          16,085           (f)
          CAPSTAR HOTEL                     8.750%   2007                 3,000                2,996           2,936           (f)
          CHIQUITA BRANDS INTL             10.250%   2006                 3,000                2,985           3,131           (f)
          CHRYSLER FINANCE                  7.590%   2000                 5,000                5,000           5,135           (f)
          CINCINNATI MILACRON               7.875%   2000                 5,000                5,038           5,110           (f)
          CINEMARK USA INC                  8.500%   2008                 2,000                1,996           1,990           (f)
          COLTEC INDUSTRIES                 7.500%   2008                 2,000                1,997           2,117           (f)
          COMCAST CABLE                     8.125%   2004                10,000                9,993          11,093           (f)
          CONTAINER CORP AMER               9.750%   2003                 4,000                3,982           4,045           (f)
          CONT'L CABLEVISION                8.300%   2006                 4,000                3,990           4,502      (d)
          COX COMMUNICATIONS                6.375%   2000                25,000               24,959          25,357           (f)
          CROWN CORK & SEAL                 6.750%   2003                14,950               15,004          15,036           (f)
          DAYTON HUDSON                     6.400%   2003                10,000                9,980          10,330           (f)
          DAYTON HUDSON CO                  6.800%   2001                 5,000                5,000           5,173           (f)
          DOMAN INDUSTRIES LTD              9.250%   2007                 3,000                3,014           2,220           (f)
          DOMINO`S 144A                    10.375%   2009                 2,000                2,015           1,990      (d)  (f)
          BERGEN BRUNSWIG(DUR)              7.000%   2006                20,000               20,032          20,325           (f)
          ERAC USA 144A                     6.950%   2004                 9,000                9,112           9,217      (d)  (f)
          ENTERPRIS RENT-A-CAR              8.750%   1999                 5,000                4,999           5,147      (d)
          EXTENDICARE HLTH SER              9.350%   2007                 1,000                1,000             920           (f)
          EYE CARE CENTERS                  8.958%   2008                 2,000                2,000           1,885      (d)  (f)
          FEDDERS N. AMERICA                9.375%   2007                 3,000                3,016           3,023           (f)
          FEDERAL-MOGUL                     8.800%   2007                 4,000                3,989           4,270           (f)
          FORD MOTOR CREDIT                 6.375%   2000                10,000               10,050          10,173
          FORD MOTOR CR MTN                 7.060%   2001                 5,000                4,990           5,190           (f)
          FURON COMPANY                     8.125%   2008                 2,000                2,000           1,980           (f)
          GATC                              6.320%   2000                10,000                9,993          10,159           (f)
          GE CAPITAL CORP                   8.125%   1999                12,000               12,000          12,025           (f)
          GENESIS HEALTHCARE                9.250%   2006                 5,000                5,000           4,844           (f)
          GIANT INDUSTRIES                  9.000%   2007                 5,000                5,000           4,900           (f)
          GRAHAM PACKAGING FLT              9.375%   2008                 1,500                1,500           1,470           (f)
          HAYES WHEELS INT'L                9.125%   2007                 3,000                3,006           3,120           (f)
          HAYES WHEELS INT`L                9.125%   2007                 1,000                1,000           1,040           (f)
          HERITAGE MEDIA                    8.750%   2006                 4,500                4,567           4,849           (f)
          HOWMET INC*                      10.000%   2003                 3,000                3,156           3,296           (f)
          ITT CORP                          6.250%   2000                 5,000                4,930           4,954           (f)
          ISPMEX 144A LIQUID               10.125%   2003                 4,605                4,605           4,104      (d)  (f)
          INTEGON CORP                      9.500%   2001                 2,000                1,987           2,207
          INT`L SHIPHOLDING                 7.750%   2007                 2,000                1,990           1,868           (f)
          INTERPOOL INC                     6.625%   2003                12,500               12,486          12,421           (f)
          K-III COMM PUT/96                 8.500%   2006                 5,000                4,983           5,150           (f)
          KAUFMAN & BROAD HOME              7.750%   2004                 3,000                2,979           2,955           (f)
          KROGER CO                         8.150%   2006                 4,000                4,004           4,471           (f)
          LTV CORPORATION                   8.200%   2007                 5,000                4,972           4,731           (f)
          LAMAR ADVERTISING                 8.625%   2007                 5,000                5,007           5,181           (f)
          LGETT&PLATT MTN SERD              7.185%   2002                10,000                9,964          10,476      (d)  (f)
          LIFE STYLE FURN                  10.875%   2006                 3,000                3,025           3,300           (f)


                                                                     Bal Held at
                                                                        12/31/98
                                                                   Principal Amt
                                                                of Bonds & Notes                 Cost        Value at
                                                                              or               (Notes        12/31/98
Issuer Name and Issue Title                                          # of Shares                a & c)        (Note a)

          MJD COMMUNICATIONS                9.159%   2008                 3,000                3,000           2,910           (f)
          MARK IV                           7.500%   2007                 3,000                2,986           2,898           (f)
          MAXXIM MEDICAL                   10.500%   2006                 4,000                4,029           4,310           (f)
          MEDIAONE GROUP INC                6.850%   2002                15,500               15,495          15,982           (f)
          FRED MEYERS INC                   7.150%   2003                 5,000                4,992           5,216           (f)
          MULTICARE CO                      9.000%   2007                 4,000                4,013           3,800           (f)
          MURRIN-MURRIN 144A                8.813%   2005                 1,600                1,600           1,408      (d)  (f)
          MURRIN-MURRIN 144A                8.813%   2005                 2,400                2,400           2,112      (d)  (f)
          NEWS AMER HLDGS                   7.500%   2000                10,000                9,986          10,279           (f)
          NORFOLK SOUTHERN                  6.950%   2002                15,000               15,162          15,655           (f)
          NORTEK INC                        9.125%   2007                 2,500                2,522           2,575           (f)
          OFFSHORE LOGISTICS                7.875%   2008                 2,000                2,005           1,910           (f)
          OUTDOOR SYSTEMS INC               9.375%   2006                 5,000                5,000           5,419           (f)
          PARACELSUS HEALTH                10.000%   2006                 5,000                5,051           4,600           (f)
          PARAMOUNT COMMUN                  5.875%   2000                 5,350                5,290           5,371           (f)
          PARK-OHIO INDUSTRIES              9.250%   2007                 1,000                1,004           1,022           (f)
          PENNEY J.C. & CO                  7.250%   2002                10,000                9,997          10,490           (f)
          PHARMERICA INC                    8.375%   2008                 2,000                2,017           1,800           (f)
          PILLOWTEX CORP                    9.000%   2007                 4,000                4,057           4,160           (f)
          PRINTPACK INC                     9.875%   2004                 2,500                2,500           2,562           (f)
          QUAKER OATS                       6.940%   2003                 1,500                1,503           1,578           (f)
          QUAKER OATS                       6.470%   2000                10,000               10,015          10,159           (f)
          REPAP WISCONSIN                   9.250%   2002                15,000               15,425          15,656           (f)
          RITE AID CORP                     6.700%   2001                 5,000                4,999           5,151           (f)
          ROLLINS TRUCK                     6.875%   2001                 5,000                4,999           5,124           (f)
          RYDER SYSTEM                      7.910%   2000                 5,000                5,013           5,117           (f)
          RYERSON TULL                      8.500%   2001                 5,000                5,000           5,212           (f)
          S C INTERNATIONAL                 9.250%   2007                 5,000                5,023           5,025           (f)
          SCOTSMAN GROUP INC                8.625%   2007                 3,500                3,491           3,587           (f)
          SEA CONTAINERS LTD                7.875%   2008                 2,000                2,000           1,925           (f)
          SHOP VAC CORP                    10.625%   2003                 2,000                2,000           2,183           (f)
          SHOWBOAT INC                      9.250%   2008                 4,000                3,803           4,160
          SMITHFIELD FOODS INC              7.625%   2008                 2,000                1,993           1,932           (f)
          STENA AB                         10.500%   2005                 3,000                3,000           3,053
          SUNAMERICA                        9.000%   1999                20,000               20,000          20,016
          SUPERVALU INC                     7.250%   1999                 8,000                7,991           8,072           (f)
          SUPERVALU INC                     6.500%   2000                 5,000                4,998           5,110           (f)
          TEEKAY SHIPPING CORP              8.320%   2008                 3,000                3,028           2,989           (f)
          TELEWEST PLC                      9.625%   2006                 2,000                2,000           2,075
          TENET HEALTHCARE CO               8.625%   2003                 7,000                6,984           7,332           (f)
          TITAN WHEEL INT`L IN              8.750%   2007                 4,100                4,082           4,018           (f)
          TRICO MARINE SERVICE              8.500%   2005                 3,000                2,986           2,580           (f)
          TYSON FOODS                       6.410%   2000                10,000               10,004          10,214           (f)
          US INDUSTRIES 144A                7.125%   2003                 6,000                5,982           5,912      (d)  (f)
          UNION TANK CAR                    6.500%   2008                 6,207                6,198           6,363           (f)
          UNITED AIR 1991A-1                9.200%   2008                 4,281                4,043           5,068
          US HOME CORP                      7.750%   2005                 1,500                1,497           1,432           (f)
          UNITED STATIONERS                 8.375%   2008                 1,000                1,000           1,004           (f)


                                                                     Bal Held at
                                                                        12/31/98
                                                                   Principal Amt
                                                                of Bonds & Notes                 Cost        Value at
                                                                              or               (Notes        12/31/98
Issuer Name and Issue Title                                          # of Shares                a & c)        (Note a)

          VIACOM INC                        6.750%   2003                 5,000                4,997           5,161
          WALBRO CORP                      10.125%   2007                 3,000                3,037           2,940           (f)
          WHITMAN CORP                      6.250%   2000                 5,000                4,976           5,074           (f)
          AMER AIRLINES LESSE               6.400%   2008                 1,248                1,248           1,248  (b) (d)  (f)
          AMER AIRLINES LESSE               6.400%   2008                 1,248                1,248           1,248  (b) (d)  (f)
          AMER AIRLINES LESSE               6.400%   2008                 1,248                1,248           1,248  (b) (d)  (f)
          AMER AIRLINES LESSE               6.400%   2008                   853                  853             853  (b) (d)  (f)
          AMER AIRLINES LESSE               6.400%   2008                   855                  855             855  (b) (d)  (f)
          AMER AIRLINES LESSE               6.400%   2008                   924                  924             924  (b) (d)  (f)
          AMER AIRLINES LESSE               6.400%   2008                   923                  923             923  (b) (d)  (f)
          AMER AIRLINES LESSE               6.400%   2008                   925                  925             925  (b) (d)  (f)
          WORLD COLOR PRESS                 8.375%   2008                 3,000                3,000           3,015  (b) (d)  (f)
          WYMAM GORDON CO                   8.000%   2007                 1,000                  994           1,013           (f)
          ASTRON CBO LTD FLT                6.392%   2010                17,500               17,500          15,794      (d)  (f)
                                                                  --------------      ---------------     -----------

     Total Industrial                                                   685,814              687,198         695,211
                                                                  --------------      ---------------     -----------

     Total Other Bonds and Notes                                      2,730,591            2,729,241       2,743,492
                                                                  --------------      ---------------     -----------

     TOTAL BONDS AND NOTES                                            2,730,956            2,729,604       2,743,865
                                                                  --------------      ---------------     -----------



     PREFERRED STOCK

     Public Utility
          ALLTEL 7.75 $100 PAR              7.750%   2005                    18                1,845           1,851      (d)
          AMERICAN WTRWRKS $25              8.500%   2000                   800               20,000          21,032  (b) (d)
          AMERITECH NZ A $100               7.040%   2001                    40                4,112           4,170      (d)  (f)
          APPALACHIAN PWR $100              6.850%   2004                    30                3,003           3,315
          APPALACHIAN PWR $100              5.900%   2008                    10                  997           1,151           (f)
          APPALACHIAN PWR $100              5.920%   2008                    11                1,090           1,268
          ATLANTIC CITY EL 100              7.800%   2006                    90                8,990          10,024
          BELL ATLANTIC NZ144A              7.080%   2001                    25                2,612           2,689      (d)  (f)
          BELL ATL NZ$100 144A              5.800%   2004                   100               10,000          11,025      (d)
          BOSTON EDISON $100                8.000%   2001                    90                9,000           9,872
          CENTRAL ILL LT $100               5.850%   2008                    65                6,508           7,280
          COMMONWEALTH EDISON               8.850%   2003                    49                4,919           4,924  (b) (d)
          COMMWLTH ED $100 PVT              8.200%   2002                    42                4,133           4,246      (d)
          CON EDISON $100 SR J              6.125%   2002                   150               15,029          15,947
          DUKE ENERGY $100 V                6.400%   2002                    30                3,000           3,262
          DUKE ENRGY $100 SR U              6.300%   2001                    30                3,000           3,201
          DUKE ENRGY $100 SR T              6.200%   2000                    30                3,000           3,139
          DUKE ENRGY 1992D $25              6.200%   2001                   200                5,003           5,212
          DUKE ENRGY 1992C $25              6.100%   2000                   250                6,256           6,375
          DUKE ENRGY 1992B $25              5.950%   1999                    15                  375             383           (f)
          EASTERN EDISON $100               6.625%   2008                   210               20,925          22,273
          ENTERGY ARKANSAS $25              9.920%   2002                    26                  661             682


                                                                     Bal Held at
                                                                        12/31/98
                                                                   Principal Amt
                                                                of Bonds & Notes                 Cost        Value at
                                                                              or               (Notes        12/31/98
Issuer Name and Issue Title                                          # of Shares                a & c)        (Note a)

          ENTERGY LA INC PFD                8.000%   2001                    70                7,000           7,254
          ENTERGY LA   $100                 7.000%   1999                    80                8,000           8,135
          GREEN MTN PWR CL-D/3              8.625%   2000                    28                2,800           2,827  (b) (d)
          HAWAII ELEC $100                  8.500%   2005                    50                5,107           5,178  (b) (d)
          MAUI ELEC $100                    8.500%   2005                    50                5,087           5,178  (b) (d)
          INDIANA MICH POWER                6.300%   2009                    52                5,222           5,770
          IND MICH POWER $100               6.250%   2009                    20                2,005           2,198           (f)
          INDIANA MICHIGAN PWR              5.900%   2009                    33                3,126           3,516
          JERSEY CENTRAL P&L                8.650%   2005                   110               11,250          11,827
          KEYSPAN ENERGY PFD                7.950%   2000                   274                6,866           7,319
          LOUISVILLE G&E PFD                5.875%   2008                    12                1,197           1,286           (f)
          MAINE YANKEE $100                 7.480%   2001                    23                2,286           2,315
          MIDAMERICAN ENERGY                7.800%   2006                    73                7,559           8,338
          MN P & L  144A $100               7.125%   2002                    50                4,983           5,126  (b) (d)
          MN P&L 144A  6.70                 6.700%   2002                   100               10,000          10,387  (b) (d)
          NO IND PUB SERV $100              8.850%   2003                    26                2,630           2,644  (b) (d)
          NO IND PUB SERV $100              6.500%   2002                   115               11,857          12,214           (f)
          NORTHWEST NAT GA 100              6.950%   2002                   170               17,088          18,902
          OHIO POWER CO $100                5.900%   2009                    36                3,536           3,960
          OHI PWR CO $100                   6.020%   2008                    10                  991           1,109
          OHIO PWR CO $100                  6.350%   2008                     5                  506             565
          OTTER TAIL PWR $100               6.300%   2007                   180               18,000          19,766
          PECO ENERGY                       6.120%   2003                   160               16,003          16,501
          PACIFIC GAS & ELEC                6.300%   2009                   120                2,963           3,275           (f)
          PACIFIC GAS & ELEC                6.570%   2007                   718               18,036          19,372
          PACIFICORP $100 PAR               7.700%   2001                   150               15,000          16,341
          POTOMAC ELEC PWR $50              6.800%   2007                   161                7,955           8,824
          PRAXAIR INC                       7.480%   2000                    70                7,037           7,319
          PUBLIC SER ELEC & GA              5.970%   2008                     6                  612             540           (f)
          ROCHESTER G&E $100                6.600%   2009                    53                5,184           5,726
          ROCHESTER G & E $100              7.650%   1999                    20                2,000           2,041
          SAN DIEGO G&E $25                 1.762%   2008                    59                1,580           1,796           (f)
          SO CA EDISON $100                 6.050%   2008                    45                4,501           4,829           (f)
          SO CA EDISON $100                 6.450%   2002                   202               20,344          21,679
          SO INDIANA G&E 100                6.500%   2002                    75                7,500           7,805  (b) (d)
          TEXAS UTILITIES                   6.375%   2008                    54                5,426           5,737
          TEXAS UTIL $100 PAR               6.980%   2008                    50                5,000           5,460
          UBS PRIVATE SER H                 5.040%   2002                    15               15,000          15,300  (b) (d)  (f)
          VIRGINIA ELEC & PWR               5.580%   2000                    18                1,758           1,790           (f)
          VIRGINIA ELEC & PWR               6.350%   2000                   201               20,144          21,013
          WASHINGTON WTR POWER              6.950%   2007                    57                5,764           6,724
                                                                  --------------      ---------------     -----------

     Total Public Utility                                                 6,112              433,361         461,207
                                                                  --------------      ---------------     -----------

     Finance
          ABN AMRO NA FRAP                 5.94%                             15               15,000          15,525      (d)  (f)
          CHASE MANHAT FRAP                4.96%                            110                5,500           5,569           (f)
          COMERICA FRAP                    6.84%                            150                7,796           7,837           (f)


                                                                     Bal Held at
                                                                        12/31/98
                                                                   Principal Amt
                                                                of Bonds & Notes                 Cost        Value at
                                                                              or               (Notes        12/31/98
Issuer Name and Issue Title                                          # of Shares                a & c)        (Note a)

          EURO AMER BANK FRAP              5.84%                             10               10,000          10,462           (f)
          FLEET FIN 6.59% FRAP             6.59%                            130                6,662           6,939           (f)
          MORGAN STANLEY GROUP             5.91%                            100                5,000           5,138           (f)
          PNC BK FRAP SERF                 6.05%                            440               22,160          22,495           (f)
          WELLS FRGO FRAP SERH             6.59%                            432               22,108          23,193           (f)
                                                                  --------------      ---------------     -----------

     Total Finance                                                        1,387               94,226          97,158
                                                                  --------------      ---------------     -----------

     Industrial
          NORTHBROOK HLDG 1000              6.600%   2001                    10               10,000          10,362  (b) (d)  (f)
          WHIRLPOOL FIN $100 B              6.550%   2008                   180               18,103          19,102      (d)
          WHIRLPL FINL PFD144A              6.090%    2002                   37                3,688           3,839  (b) (d)  (f)
                                                                  --------------      ---------------     -----------

     Total Industrial                                                       227               31,791          33,303
                                                                  --------------      ---------------     -----------

     TOTAL PREFERRED STOCK                                                7,726              559,378         591,669
                                                                  --------------      ---------------     -----------



TOTAL Investments in Securities of Unaffiliated Issuers                                    3,288,982       3,335,534
TOTAL Reserve for Possible Losses on Corporate Issues                                              0               0
                                                                                      ---------------     -----------

                                                                                           3,288,982       3,335,534
                                                                                      ===============     ===========





NOTES:

a) See Notes 1 and 3 to the financial statements regarding determination of cost and fair values.
b) In the absence of market quotations, securities are valued by IDS Certificate Company at fair value.
c) Aggregate cost of investment in securities of unaffiliated issuers for federal income tax purposes was $3,288,060.
d) Securities acquired in private negotiation which may require registration under federal securities law if they were to be publicly sold.  Also see Note 3B to financial statements.
e) Non-income producing securities.
f)  Securities classified as available for sale and carried at fair value on the balance sheet.  Also see Notes 1 and 3A to financial statements.


IDS CERTIFICATE COMPANY                                                                                                 SCHEDULE II

Investments in and Advances to Affiliates and Income Thereon

December 31, 1998, 1997 and 1996
($ in thousands)



                                                                           Balance December 31, 1998
                                                                -------------------------------------------------
                                                                                                                        Interest
                                                                                                                       Dividends
                                                                     Principal                        Carrying         Credited
                                                                     Amount or            Cost         Value           to Income
Name of Issuer and Title of Issue                                  No. of Shares        (a)&(c)         (b)               (d)
                                                                --------------------   -----------  -------------   ----------------
Wholly Owned Subsidiary (b):
Real Estate Investment Company:
  Investors Syndicate Development Corporation:
      Capital Stock..........................................................   100        $2,998           $418                 $0
                                                                ====================

Other Controlled Company:
Real Estate Development Company:
  Mankato Ventures, First Mortgage Loan....................                      $0             0              0                  0
                                                                ====================


Other Affiliates (as defined in Sec. 2(a)(3) of the
Investment Company Act of 1940)...............................                   $0             0              0                  0
                                                                ====================   -----------  -------------   ----------------

    Total affiliates...........................................................            $2,998           $418                 $0
                                                                                       ===========  =============   ================


IDS CERTIFICATE COMPANY                                                                                                 SCHEDULE II

Investments in and Advances to Affiliates and Income Thereon

December 31, 1998, 1997 and 1996
($ in thousands)



                                                                           Balance December 31, 1997
                                                                -------------------------------------------------
                                                                                                                        Interest
                                                                                                                       Dividends
                                                                     Principal                        Carrying         Credited
                                                                     Amount or            Cost         Value           to Income
Name of Issuer and Title of Issue                                  No. of Shares        (a)&(c)         (b)               (d)
                                                                --------------------   -----------  -------------   ----------------
Wholly Owned Subsidiary (b):
Real Estate Investment Company:
  Investors Syndicate Development Corporation:
      Capital Stock..........................................................   100        $2,998         $6,772              $0
                                                                ====================

Other Controlled Company:
Real Estate Development Company:
  Mankato Ventures, First Mortgage Loan....................                      $0             0              0               0
                                                                ====================


Other Affiliates (as defined in Sec. 2(a)(3) of the
Investment Company Act of 1940)...............................                   $0             0              0               0
                                                                ====================   -----------  -------------   -------------

    Total affiliates...........................................................            $2,998         $6,772              $0
                                                                                       ===========  =============   =============


IDS CERTIFICATE COMPANY                                                                                                 SCHEDULE II

Investments in and Advances to Affiliates and Income Thereon

December 31, 1998, 1997 and 1996
($ in thousands)



                                                                           Balance December 31, 1996
                                                                -------------------------------------------------
                                                                                                                        Interest
                                                                                                                       Dividends
                                                                     Principal                        Carrying         Credited
                                                                     Amount or            Cost         Value           to Income
Name of Issuer and Title of Issue                                  No. of Shares        (a)&(c)         (b)               (d)
                                                                --------------------   -----------  -------------   ----------------
Wholly Owned Subsidiary (b):
Real Estate Investment Company:
  Investors Syndicate Development Corporation:
      Capital Stock..........................................................   100        $2,998         $6,444              $0
                                                                ====================

Other Controlled Company:
Real Estate Development Company:
  Mankato Ventures, First Mortgage Loan....................                      $0             0              0              36
                                                                ====================


Other Affiliates (as defined in Sec. 2(a)(3) of the
Investment Company Act of 1940)...............................                   $0             0              0               0
                                                                ====================   -----------  -------------   -------------

    Total affiliates...........................................................            $2,998         $6,444             $36
                                                                                       ===========  =============   =============


IDS CERTIFICATE COMPANY                                                                                                 SCHEDULE II

Investments in and Advances to Affiliates and Income Thereon

December 31, 1998, 1997 and 1996
($ in thousands)



NOTES:

  (a)   The aggregate cost for federal income tax purposes at December 31, 1998, 1997 and 1996 was $438,
        $6,776  and $5,159 respectively,  subject to possible adjustment in certain circumstances under consolidated income tax return regulations.

  (b)   Investments in stocks of wholly owned subsidiaries are carried at cost adjusted for equity in undistributed net income since organization or acquisition of the subsidiaries.

  (c)   Changes in investment in affiliate during the three years ended December 31, 1998 are summarized below:
                                    Cost at         Additions (Deductions)         Cost at
        Name of Issuer and          Dec. 31,                                       Dec. 31,
        Title of Issue               1995           1996      1997      1998         1998
        --------------------      -----------      -------   -------   -------   -----------
          Mankato Ventures,
          First Mortgage
            Loan                     $462           (462)       0         0            $0

  (d)   There were no dividends or interest earned which were not credited to income.


             IDS CERTIFICATE COMPANY                                                                                SCHEDULE III

   Mortgage Loans on Real Estate and Interest
               Earned on Mortgages

          Year Ended December 31, 1998
                ($ in thousands)


                                                                        Part 1 -    Mortgage loans on real estate at end of period
                                                                        -----        --------------------------------------------

                                                                                                 Amount of principal
                                                                                                 unpaid at end of period
                                                                                                 ----------------------

                                                                                                                 Subject     Amount
                                                                                      Carrying                        to         of
                                                                        Number Prior  amount of                delinquent mortgages
                                                                            of liens  mortgages (c),             interest     being
                     Description (a)                                     loans  (b)   (g),(h) and (i)    Total       (d)  forclosed
--------------------------------------------------                      ----- ------ ----------- ------------- --------  --------

First mortgages:
  Insured by Federal Housing Administration -
    liens on:
      Residential - under $100                                             0                 $0            $0       $0        $0
      Apartment and business - under $100                                  0                  0             0        0         0
                                                                        -----        ----------- ------------- --------  --------

                  Total                                                    0                  0             0        0         0
                                                                        -----        ----------- ------------- --------  --------
  Partially guaranteed under Serviceman's
    Readjustment Act of 1944, as amended -
      liens on:
        Residential - under $100                                           0                  0             0        0         0
        Apartment and business - under $100                                0                  0             0        0         0
                                                                        -----        ----------- ------------- --------  --------

                  Total                                                    0                  0             0        0         0
                                                                        -----        ----------- ------------- --------  --------
  Other - liens on:
    Residential                                                            0                  0             0        0         0
                                                                        -----        ----------- ------------- --------  --------
    Apartment and business:
      Under $100                                                           1                 83            83        0         0
      $100 to $150                                                         1                139           139        0         0
      $150 to $200                                                         2                383           383        0         0
      $200 to $250                                                         1                240           240        0         0
      $250 to $300                                                         1                 35           296        0         0
      $300 to $350                                                         1                341           341        0         0
      $350 to $400                                                         0                  0             0        0         0
      $400 to $450                                                         0                  0             0        0         0
      $450 to $500                                                         0                  0             0        0         0
      Over $500:

  Loan No.         Mortgagor                      Property Location

  20-00001  NSP, LTD                              Bloomington, MN          1                529           529        0         0
  20-00002  CCH-Space Center                      Houston, TX              1              1,916         1,916        0         0
  21-47106  1225 No. County Road 18 LTD           Plymouth, MN             1              1,573         1,573        0         0
  21-47110  Lloyd Engelsma                        Brooklyn Park, MN        1              1,998         1,998        0         0


                                                                        Part 1 -     Mortgage loans on real estate at end of period
                                                                        -----        --------------------------------------------

                                                                                                 Amount of principal
                                                                                                 unpaid at end of period
                                                                                                 ----------------------

                                                                                                                Subject      Amount
                                                                                      Carrying                       to          of
                                                                        Number Prior  amount of               delinquent  mortgages
                                                                           of  liens  mortgages (c),            interest      being
                     Description (a)                                    loans    (b) (g),(h) and (i)    Total       (d)   forclosed
--------------------------------------------------                      ----- ------ ----------- ------------- --------  --------
  21-47128  Century Income Properties Fund        Brookfield, WI           1              1,659         1,659        0         0
  21-47139  Treasure's Island Inc.                Eagan, MN                1              1,446         1,446        0         0
  21-47140  Harbour Run LTD                       Mentor-On-The-Lake, OH   1              4,056         4,056        0         0
  21-47141  John E. Smith                         Lafayette, IN            1              3,092         3,092        0         0
  21-47142  34th Street Properties Partnership    Gainsville, FL           1              9,842         9,842        0         0
  21-47147  Columbus Real Estate Co.              Hilliard, OH             1              7,426         7,426        0         0
  21-47150  Bircain Apartment Company LP          Gladstone, MO            1              2,368         2,368        0         0
  21-47152  Richard D. Fownes Trustee             Boston, MA               1              3,198         3,198        0         0
  21-47154  Kenneth Grandberg Trustee             Randolp, MA              1              3,044         3,044        0         0
  21-47157  John A. Belanich                      Tampa, FL                1              3,514         3,514        0         0
  21-47160  James Esshaki DBA                     Taylor, MI               1              5,831         5,831        0         0
  21-47164  K & M Hamilton Development Co.        Halmilton, OH            1              5,605         5,605        0         0
  21-47165  Bowling Freen Partnership             Sussex, WI               1              2,570         2,570        0         0
  21-47167  Wilder Corp of Delaware               Ruskin, FL               1              5,239         5,239        0         0
  21-47168  Wilder Corp of Delaware               Riverview, FL            1              2,892         2,892        0         0
  21-47172  Dial Reit Inc.                        Fremont, NE              1              2,858         2,858        0         0
  21-47173  Cinram Associates                     Fairfield, NJ            1              3,935         3,935        0         0
  21-47181  Westlake #1 Limited Partnership       Charlotte, NC            1              2,152         2,152        0         0
  21-47184  Mcnab Commerce Center Association     Pompano Beach, FL        1              2,094         2,094        0         0
  21-47186  Mack Edison Company                   Edison, NJ               1              6,264         6,264        0         0
  21-47187  Industrial Development Association    Mebane, NC               1              2,962         2,962        0         0
  21-47190  Dial Reit Inc.                        Davenport, IA            1              3,928         3,928        0         0
  21-47191  SSC Associates Ltd Ptnshp             St. Clair Shores, MI     1              5,915         5,915        0         0
  21-47195  Tipotex Inc.                          Pharr, TX                1              1,750         1,750        0         0
  21-47196  Wilder Corporation                    Pharr, TX                1              3,794         3,794        0         0
  21-47197  Wilder Corporation                    Alamo, TX                1                897           897        0         0
  21-47198  Investors Real Estate Trust           Grand Forks, ND          1              3,898         3,898        0         0
  21-47199  Warren and Kelso Company              Cheltenham Twsp, PA      1              2,749         2,749        0         0
  21-47204  Fort Walton                           Mary Esther, FL          1              2,968         2,968        0         0
  21-47205  Kavanagh                              Tucson, AZ               1              3,692         3,692        0         0
  21-47206  Hicker                                Albuquerque, NM          1              5,490         5,490        0         0
  21-47207  Newport VII                           Albuquerque, NM          1              2,455         2,455        0         0
  21-47208  Newport VI                            Albuquerque, NM          1                963           963        0         0
  21-47209  Fountain Lake                         Brandeton, FL            1              4,688         4,688        0         0
  21-47210  Orion                                 West Haven, CT           1              4,337         4,337        0         0
  21-47211  Plaza 7000                            Greenwood Village, CO    1              2,437         2,437        0         0
  21-47212  Howard Lake-Maple Plain               Howard Lake, MN          1              1,353         1,353        0         0
  21-47213  Crec-Plymouth                         Plymouth, MN             1                967           967        0         0
  21-47214  West Health Inc.                      Plymouth, MN             1             10,636        10,636        0         0
  21-47215  Invespro                              Urbandale, IA            1              3,436         3,436        0         0
  21-47216  Invespro                              Urbandale, IA            1              2,705         2,705        0         0
  21-47217  Airport                               Tempe, AZ                1              7,032         7,032        0         0
  21-47218  D&R Northpoin                         Sterling, VA             1              1,943         1,943        0         0
  21-47219  NewPort IX                            Albuquerque, NM          1              2,648         2,648        0         0

                                                                        Part 1 -    Mortgage loans on real estate at end of period
                                                                        -----        --------------------------------------------
                                                                                                Amount of principal
                                                                                                 unpaid at end of period
                                                                                                 ----------------------

                                                                                                                Subject       Amount
                                                                                      Carrying                       to           of
                                                                        Number Prior  amount of               delinquent   mortgages
                                                                          of   liens  mortgages (c),            interest       being
                     Description (a)                                    loans    (b)  (g),(h) and (i)    Total      (d)    forclosed
--------------------------------------------------                      ----- ------ ---------------- ---------- --------   --------

  21-47221  300 First LLC                         Minneapolis, MN          1              2,873         2,873        0         0
  21-47222  Transwestern                          Houston, TX              1              2,078         2,078        0         0
  21-47223  Westwood Plaza                        Houston, TX              1              3,801         3,801        0         0
  21-47224  Custer Office                         Plano, TX                1              1,962         1,962        0         0
  21-47225  Valley Mining                         Eagan, MN                1              2,905         2,905        0         0
  21-47226  Jake's LP                             Austin, TX               1              2,772         2,772        0         0
  21-47227  PW Holdings                           Falls Township, PA       1              4,654         4,654        0         0
  21-47228  Lafayette Square                      Bridgeport, CT           1              4,464         4,464        0         0
  21-47230  Wilcrest Gree                         Houston, TX              1              2,179         2,179        0         0
  21-47231  Midtown Mall                          Hastings, MN             1              2,090         2,090        0         0
  21-47232  DHIR Group LLC                        Milwaukee, WI            1              4,969         4,969        0         0
  21-47233  Capital Plaza                         Jefferson City, MO       1              2,187         2,187        0         0
  21-47234  Southwest Medical                     Littleton, CO            1              3,284         3,284        0         0
  21-47235  2507 & 2473 Assc                      Southport, CT            1              2,547         2,547        0         0
  21-47237  Abmar Valley                          Roanoke, VA              1              1,876         1,876        0         0
  21-47238  Cicero Place                          Cicero, IN               1              3,458         3,458        0         0
  21-47240  Crystal Plaza                         Baltimore, MD            1              3,995         3,995        0         0
  21-47241  Pal, Inc                              Sioux Falls, SD          1              1,288         1,288        0         0
  21-47242  Northpoint AT                         San Antonio, TX          1              1,730         1,730        0         0
  21-47243  Pam-Joy Realty                        Chesapeake. VA           1              3,060         3,060        0         0
  21-47245  Tide Mill                             Southport, CT            1              2,497         2,497        0         0
  21-47246  JLC, IX PF LTD                        Dallas, TX               1              1,036         1,036        0         0
  21-47247  Airport Land                          Tempe, AZ                1              4,961         4,961        0         0
  21-47248  HMJ                                   Moorehead, MN            1              6,088         6,088        0         0
  21-47249  MIDEB                                 Ventura, CA              1              5,389         5,389        0         0
  21-47250  Thomas Ribis                          Alexandria, VA           1              2,789         2,789        0         0
  21-47251  Arcadia Villa                         Phoenix, AZ              1              2,850         2,850        0         0
  21-47252  Broken Arrow                          Broken Arrow, OK         1              3,400         3,400        0         0
  21-47253  Palo Verde Plaxa                      Phoenix, AZ              1              1,700         1,700        0         0
  21-47254  Village S.                            Tulsa, OK                1              3,550         3,550        0         0
  21-47255  Gaughan                               Forest Lake/Stillwater,  1              6,239         6,239        0         0
  21-47256  Fremont Apts                          Rapid City, SD           1              1,242         1,242        0         0
  21-47257  Corpus Assets                         Corpus Christi, TX       1              7,241         7,241        0         0
  21-47259  Alza Plaza                            Santa Clarita, CA        1              1,960         1,960        0         0
  21-47260  Eisenhower 3                          Ann Arbor, MI            1              3,094         3,094        0         0
  21-47261  KKMP Properties                       Bloomington, MN          1              1,195         1,195        0         0
  21-47262  312 Third Street                      Fargo, ND                1              5,885         5,885        0         0
  21-47263  G.O.L.D                               Columbus, OH             1              2,229         2,229        0         0
  21-47264  Esnet Properties                      Orem, UT                 1              1,997         1,997        0         0
  21-47265  Eaglecreek A                          Lakewood, CO             1              2,300         2,300        0         0
  21-47266  Independence                          Clarkston, MI            1              4,475         4,475        0         0
  21-47267  Blairhill LLC                         Charlotte, NC            1              1,497         1,497        0         0
  21-47268  Lemans Limited                        Seebring, FL             1              5,700         5,700        0         0
  21-47269  Hampton Inn                           Spokane, WA              1              4,800         4,800        0         0
  21-47270  Brookhollow-2                         Houston, TX              1              2,850         2,850        0         0
  21-47271  Wilsonville                           Wilsonville, OR          1              2,000         2,000        0         0
  21-47273  Sears Bldg                            Rapid City, SD           1              1,000         1,000        0         0
  21-47274  Edison                                Towson, MD               1              1,200         1,200        0         0
  21-47275  Colorado & SA                         Colorado Springs, CO     1              1,065         1,065        0         0
  21-47277  Alvernon Place                        Tucson, AZ               1              2,290         2,290        0         0
  21-47278  Financial PAC                         Kennewick, WA            1              6,800         6,800        0         0
  21-47279  Daniel G                              Chetek, WI               1              2,100         2,100        0         0
  21-47282  Cary Bldg LP                          Springfield, VA          1              2,250         2,250        0         0
 0-3027654  DFB Associates                        Costa Mesa, CA           1                824           824        0         0
                                                                        -----        ----------- ------------- --------  --------

                                                                         109            334,630       334,891        0         0
                                                                        -----        ----------- ------------- --------  --------

                  Total Other                                            109            334,630       334,891        0         0
                                                                        -----        ----------- ------------- --------  --------
                  Unallocated Reserve for Losses                                            350
                                                                                     -----------

                  Total First Mortgage Loans on Real Estate              109           $334,280      $334,891       $0        $0
                                                                        =====        =========== ============= ========  ========


                                                                                     Part 2 - Interest earned
                                                                                     on mortgages
                                                                                     -------------------------


                                                                                                      Average
                                                                                     Interest      gross rate
                                                                                      due and     of interest
                                                                                      accrued    on mortgages
                                                                                    at end of     held at end
                                                                                       period       of period
                     Description (a)                                                    (e)            (f)
--------------------------------------------------                                   ----------- -------------

First mortgages:
  Insured by Federal Housing Administration -
    liens on:
      Residential - under $100                                                                         0.000%
      Apartment and business - under $100                                                              0.000%
                                                                                                 -------------

                  Total                                                                                0.000%
                                                                                                 -------------
  Partially guaranteed under Serviceman's
    Readjustment Act of 1944, as amended -
      liens on:
        Residential - under $100                                                                       0.000%
        Apartment and business - under $100                                                            0.000%
                                                                                                 -------------

                  Total                                                                                0.000%
                                                                                                 -------------
  Other - liens on:
    Residential                                                                                        0.000%
                                                                                                 -------------
    Apartment and business:
      Under $100                                                                                       9.375%
      $100 to $150                                                                                     9.750%
      $150 to $200                                                                                    10.566%
      $200 to $250                                                                                     8.875%
      $250 to $300                                                                                     9.500%
      $300 to $350                                                                                     8.500%
      $350 to $400                                                                                     0.000%
      $400 to $450                                                                                     0.000%
      $450 to $500                                                                                     0.000%
      Over $500:

  Loan No.         Mortgagor                      Property Location

  20-00001  NSP, LTD                              Bloomington, MN                                      8.750%
  20-00002  CCH-Space Center                      Houston, TX                                          8.000%
  21-47106  1225 No. County Road 18 LTD           Plymouth, MN                                         8.000%
  21-47110  Lloyd Engelsma                        Brooklyn Park, MN                                    8.750%


                                                                                     Part 2 - Interest earned
                                                                                     on mortgages
                                                                                     -------------------------


                                                                                                      Average
                                                                                      Interest     gross rate
                                                                                      due and     of interest
                                                                                      accrued    on mortgages
                                                                                     at end of    held at end
                                                                                       period       of period
                     Description (a)                                                    (e)                (f)
--------------------------------------------------                                   ----------- -------------

  21-47128  Century Income Properties Fund        Brookfield, WI                                       8.250%
  21-47139  Treasure's Island Inc.                Eagan, MN                                            7.480%
  21-47140  Harbour Run LTD                       Mentor-On-The-Lake, OH                               6.910%
  21-47141  John E. Smith                         Lafayette, IN                                       10.000%
  21-47142  34th Street Properties Partnership    Gainsville, FL                                       7.050%
  21-47147  Columbus Real Estate Co.              Hilliard, OH                                         7.500%
  21-47150  Bircain Apartment Company LP          Gladstone, MO                                        7.250%
  21-47152  Richard D. Fownes Trustee             Boston, MA                                           8.000%
  21-47154  Kenneth Grandberg Trustee             Randolp, MA                                          8.250%
  21-47157  John A. Belanich                      Tampa, FL                                            7.650%
  21-47160  James Esshaki DBA                     Taylor, MI                                           8.500%
  21-47164  K & M Hamilton Development Co.        Halmilton, OH                                        8.125%
  21-47165  Bowling Freen Partnership             Sussex, WI                                           7.200%
  21-47167  Wilder Corp of Delaware               Ruskin, FL                                           7.500%
  21-47168  Wilder Corp of Delaware               Riverview, FL                                        7.500%
  21-47172  Dial Reit Inc.                        Fremont, NE                                          7.090%
  21-47173  Cinram Associates                     Fairfield, NJ                                        7.260%
  21-47181  Westlake #1 Limited Partnership       Charlotte, NC                                        7.212%
  21-47184  Mcnab Commerce Center Association     Pompano Beach, FL                                    8.250%
  21-47186  Mack Edison Company                   Edison, NJ                                           6.850%
  21-47187  Industrial Development Association    Mebane, NC                                           7.220%
  21-47190  Dial Reit Inc.                        Davenport, IA                                        7.875%
  21-47191  SSC Associates Ltd Ptnshp             St. Clair Shores, MI                                 7.125%
  21-47195  Tipotex Inc.                          Pharr, TX                                            7.400%
  21-47196  Wilder Corporation                    Pharr, TX                                            7.400%
  21-47197  Wilder Corporation                    Alamo, TX                                            7.400%
  21-47198  Investors Real Estate Trust           Grand Forks, ND                                      8.188%
  21-47199  Warren and Kelso Company              Cheltenham Twsp, PA                                  8.125%
  21-47204  Fort Walton                           Mary Esther, FL                                      8.125%
  21-47205  Kavanagh                              Tucson, AZ                                           8.000%
  21-47206  Hicker                                Albuquerque, NM                                      8.250%
  21-47207  Newport VII                           Albuquerque, NM                                      8.125%
  21-47208  Newport VI                            Albuquerque, NM                                      8.125%
  21-47209  Fountain Lake                         Brandeton, FL                                        8.375%
  21-47210  Orion                                 West Haven, CT                                       7.875%
  21-47211  Plaza 7000                            Greenwood Village, CO                                7.625%
  21-47212  Howard Lake-Maple Plain               Howard Lake, MN                                      7.750%
  21-47213  Crec-Plymouth                         Plymouth, MN                                         7.750%
  21-47214  West Health Inc.                      Plymouth, MN                                         7.450%
  21-47215  Invespro                              Urbandale, IA                                        8.375%
  21-47216  Invespro                              Urbandale, IA                                        8.375%
  21-47217  Airport                               Tempe, AZ                                            8.375%
  21-47218  D&R Northpoin                         Sterling, VA                                         8.500%
  21-47219  NewPort IX                            Albuquerque, NM                                      7.850%

                                                                                     Part 2 - Interest earned
                                                                                     on mortgages
                                                                                     -------------------------
                                                                                                      Average
                                                                                      Interest     gross rate
                                                                                      due and     of interest
                                                                                      accrued    on mortgages
                                                                                     at end of    held at end
                                                                                       period       of period
                     Description (a)                                                    (e)                (f)
--------------------------------------------------                                   ----------- -------------

  21-47221  300 First LLC                         Minneapolis, MN                                      7.440%
  21-47222  Transwestern                          Houston, TX                                          7.370%
  21-47223  Westwood Plaza                        Houston, TX                                          7.500%
  21-47224  Custer Office                         Plano, TX                                            7.320%
  21-47225  Valley Mining                         Eagan, MN                                            7.210%
  21-47226  Jake's LP                             Austin, TX                                           6.950%
  21-47227  PW Holdings                           Falls Township, PA                                   6.650%
  21-47228  Lafayette Square                      Bridgeport, CT                                       7.140%
  21-47230  Wilcrest Gree                         Houston, TX                                          7.080%
  21-47231  Midtown Mall                          Hastings, MN                                         7.140%
  21-47232  DHIR Group LLC                        Milwaukee, WI                                        7.400%
  21-47233  Capital Plaza                         Jefferson City, MO                                   7.150%
  21-47234  Southwest Medical                     Littleton, CO                                        7.180%
  21-47235  2507 & 2473 Assc                      Southport, CT                                        7.020%
  21-47237  Abmar Valley                          Roanoke, VA                                          7.100%
  21-47238  Cicero Place                          Cicero, IN                                           7.000%
  21-47240  Crystal Plaza                         Baltimore, MD                                        7.020%
  21-47241  Pal, Inc                              Sioux Falls, SD                                      7.050%
  21-47242  Northpoint AT                         San Antonio, TX                                      6.970%
  21-47243  Pam-Joy Realty                        Chesapeake. VA                                       6.960%
  21-47245  Tide Mill                             Southport, CT                                        6.980%
  21-47246  JLC, IX PF LTD                        Dallas, TX                                           7.010%
  21-47247  Airport Land                          Tempe, AZ                                            6.890%
  21-47248  HMJ                                   Moorehead, MN                                        6.960%
  21-47249  MIDEB                                 Ventura, CA                                          6.750%
  21-47250  Thomas Ribis                          Alexandria, VA                                       6.900%
  21-47251  Arcadia Villa                         Phoenix, AZ                                          6.800%
  21-47252  Broken Arrow                          Broken Arrow, OK                                     6.800%
  21-47253  Palo Verde Plaxa                      Phoenix, AZ                                          6.800%
  21-47254  Village S.                            Tulsa, OK                                            6.800%
  21-47255  Gaughan                               Forest Lake/Stillwater, MN                           6.830%
  21-47256  Fremont Apts                          Rapid City, SD                                       6.750%
  21-47257  Corpus Assets                         Corpus Christi, TX                                   6.900%
  21-47259  Alza Plaza                            Santa Clarita, CA                                    6.950%
  21-47260  Eisenhower 3                          Ann Arbor, MI                                        6.980%
  21-47261  KKMP Properties                       Bloomington, MN                                      7.060%
  21-47262  312 Third Street                      Fargo, ND                                            6.900%
  21-47263  G.O.L.D                               Columbus, OH                                         6.950%
  21-47264  Esnet Properties                      Orem, UT                                             6.810%
  21-47265  Eaglecreek A                          Lakewood, CO                                         6.770%
  21-47266  Independence                          Clarkston, MI                                        6.890%
  21-47267  Blairhill LLC                         Charlotte, NC                                        6.910%
  21-47268  Lemans Limited                        Seebring, FL                                         6.850%
  21-47269  Hampton Inn                           Spokane, WA                                          7.150%
  21-47270  Brookhollow-2                         Houston, TX                                          6.800%
  21-47271  Wilsonville                           Wilsonville, OR                                      6.850%
  21-47273  Sears Bldg                            Rapid City, SD                                       6.850%
  21-47274  Edison                                Towson, MD                                           6.850%
  21-47275  Colorado & SA                         Colorado Springs, CO                                 6.550%
  21-47277  Alvernon Place                        Tucson, AZ                                           7.000%
  21-47278  Financial PAC                         Kennewick, WA                                        6.750%
  21-47279  Daniel G                              Chetek, WI                                           7.250%
  21-47282  Cary Bldg LP                          Springfield, VA                                      6.850%
 0-3027654  DFB Associates                        Costa Mesa, CA                                       9.500%
                                                                                                 -------------
                                                                                                      7.394%
                                                                                                 -------------

                  Total Other                                                                          7.394%
                                                                                                -------------
                  Unallocated Reserve for Losses

                  Total First Mortgage Loans on Real Estate                                            7.394%
                                                                                                =============


Part 3 - Location of mortgaged properties

($ in thousands)

                                               Amount of principal
                                             unpaid at end of period
                                            --------------------

                                     Carrying           Subject
                                    amount of                to     Amount of
          State in   Number  Prior  mortgages        delinquent     mortgages
   which mortgaged       of  liens  (c),(g),           interest         being
property is located   loans   (b)   (h)and(i)  Total     (d)       foreclosed
-------------------   ------  ----  --------  --------- --------   -----------

    Arizona              6          22,524    22,524        0         0
    California           4           8,316     8,316        0         0
    Colorado             4           9,086     9,086        0         0
    Connecticut          4          13,845    13,845        0         0
    Florida              8          36,936    36,936        0         0
    Indiana              2           6,550     6,550        0         0
    Iowa                 3          10,068    10,068        0         0
    Massachusetts        2           6,241     6,241        0         0
    Maryland             2           5,195     5,195        0         0
    Michigan             4          19,316    19,316        0         0
    Minnesota           14          40,092    40,092        0         0
    Missouri             2           4,555     4,555        0         0
    Nebraska             1           2,858     2,858        0         0
    New Jersey           2          10,199    10,199        0         0
    New Mexico           4          11,556    11,556        0         0
    North Carolina       3           6,611     6,611        0         0
    North Dakota         2           9,783     9,783        0         0
    Ohio                 4          19,317    19,317        0         0
    Oklahoma             4           7,373     7,373        0         0
    Oregon               1           2,000     2,000        0         0
    Pennsylvania         2           7,403     7,403        0         0
    South Dakota         4           3,871     3,871        0         0
    Texas               15          34,122    34,383        0         0
    Utah                 1           1,997     1,997        0         0
    Virginia             5          11,918    11,918        0         0
    Washington           2          11,600    11,600        0         0
    Wisconsin            4          11,298    11,298        0         0
                     ------        -------- --------- --------  --------

                       109         334,630   334,891        0         0
                     ------        -------- --------- --------  --------

    Unallocated Reserve
    for Losses                         350
                                   --------

    Total              109         $334,280 $334,891       $0        $0
                     ======        ======== ========= ========  ========

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

(e) Information as to interest due and accrued for the various classes within the types of mortgage loans is not readily available and the obtaining thereof would involve unreasonable effort and expense.

The Company does not accrue interest on loans which are over three months delinquent.

(f) Information as to interest income by type and class of loan has been omitted because it is not readily available and the obtaining thereof would involve unreasonable effort and expense. In lieu thereof, the average gross interest rates (exclusive of amortization of discounts and premiums) on mortgage loans held at December 31, 1998 are shown by type and class of loan.

The average gross interest rates on mortgage loans held at December 31, 1998, 1997 and 1996 are summarized as follows:

                                                  1998         1997       1996
                                               -----------  ----------- --------
First mortgages:
     Insured by Federal Housing Administration     0.000%       0.000%    0.000%
     Partially guaranteed under Servicemen's
       Readjustment Act of 1944, as amended        0.000        0.000     0.000
     Other                                         7.394        8.212     8.450
                                               -----------  ----------- --------


           Combined average                        7.394%       8.212%    8.450%
                                               ===========  =========== ========

(g) Following is a reconciliation of the carrying amount of mortgage loans for the years ended December 31, 1998, 1997 and 1996.

                                              1998         1997        1996
                                           -----------  ----------- -----------

     Balance at beginning of period          $212,433     $218,697    $233,394
     Additions during period:
       New loans acquired:
         Nonaffiliated companies (j)          163,398       45,200      18,301
       Amortization of discount/ premium            0            0           0
                                           -----------  ----------- -----------

           Total additions                    163,398       45,200      18,301
                                           -----------  ----------- -----------

                                              375,831      263,897     251,695
                                           -----------  ----------- -----------

     Deductions during period:
       Collections of principal                41,551       51,464      32,998
                                           -----------  ----------- -----------

     Balance at end of period                $334,280     $212,433    $218,697
                                           ===========  =========== ===========

(h) The aggregate cost of mortgage loans for federal income tax purposes at December 31, 1998 was $334,891.

(i) At December 31, 1998, a reserve for loss of $611 is recorded which represents $261 on impaired mortgage loans and $350 of unallocated reserves.

(j) New loans acquired during 1996 include $2,000 of proceeds received from sale of real estate in lieu of cash.


IDS CERTIFICATE COMPANY                                                                                              SCHEDULE V

Qualified Assets on Deposit

December 31, 1998
($ thousands)

                                                    Investment Securities
                                                ------------------------------
                                                 Bonds and                           Mortgage
                                                   Notes            Stocks            Loans             Other
      Name of Depositary                            (a)              (b)               (c)               (d)              Total
------------------------------------------      -------------    -------------      -----------     --------------     -------------

Deposits with states or their depositaries to meet requirements of statutes and agreements:

    Illinois - Secretary of
      State of Illinois                                  $50               $0               $0                 $0               $50

    New Jersey - Commissioner
      of Banking and Insurance
      of New Jersey                                       50                0                0                  0                50


    Pennsylvania - Treasurer
      of the State of
      Pennsylvania                                       149                0                0                  0               149


    Texas - Treasurer of the
      State of Texas                                     115                0                0                  0               115
                                                -------------    -------------      -----------     --------------     -------------

    Total deposits with states or their
      depositaries to meet requirements of
      statues and agreements                             364                0                0                  0               364

Central depositary - American
  Express Trust Company                            2,593,297          559,377          334,280             57,010         3,543,964
                                                -------------    -------------      -----------     --------------     -------------

    Total                                         $2,593,661         $559,377         $334,280            $57,010        $3,544,328
                                                =============    =============      ===========     ==============     =============



Notes:
  (a)  Represents amortized cost of bonds and notes.
  (b)  Represents average cost of individual issues of stocks.
  (c)  Represents unpaid principal balance of mortgage loans less unamortized discounts and reserve for losses.
  (d)  Represents amortized cost of purchased call options and interest rate floors of $56,973 and $37, respectively.



              IDS CERTIFICATE COMPANY                                                                               SCHEDULE VI
                Certificate Reserves

            Part 1 - Summary of Changes

            Year ended December 31, 1998
                  ($ in thousands)
                                                                                        Balance at beginning of period
                                                                                  ------------------------------------------

                                                                                    Number
                                                                                      of
                                                               Yield               accounts        Amount
                                                            to maturity              with            of           Amount
                                                            on an annual           security       maturity          of
                    Description                            payment basis            holders         value        reserves
                                                     ---------------------------  ------------   ------------   ------------
Installment certificates:
  Reserves to mature:
   Series 15, includes extended maturities           2.40 Inst/2.50 Ext.                    0              0              0
       "  20,     "        "        "                2.52 Inst/2.50 Ext.                   11            134            124
       "  15A,    "        "        "                2.66 Inst/3.04 Ext.                    5             48             38
       "  22A,    "        "        "                           3.09                    1,020         21,961         16,045
       "  I-76,   "        "        "                           3.35                      695         16,407          8,110
       "  Reserve Plus Flexible Payment                       (note a)                    286          2,605          1,366
       "  IC-Q-Installment                                    (note a)                    104          1,132            492
       "  IC-Q-Ins                                            (note a)                  8,748        106,483         47,907
       "  IC-Q-Ins Emp                                        (note a)                     39            511            207
       "  IC-I                                                (note a)                 55,233        983,323        258,004
       "  IC-I-Emp                                            (note a)                    360          6,142          1,713
       "  Inst                                                (note a)                  3,134         66,052          1,807
       "  Inst-Emp                                            (note a)                     17            255              6
       "  RP-Q-Installment                                    (note a)                    199          2,729          1,726
       "  RP-Q-Flexible Payment                               (note a)                     18            236             94
       "  RP-Q-Ins                                            (note a)                    244          5,083          1,765
       "  RP-Q-Ins Emp                                        (note a)                      3             84             14
       "  RP-I                                                (note a)                    412         12,663          3,431
       "  RP-I-Emp                                            (note a)                      3          1,182              9
       "  Inst-R                                              (note a)                     18          4,788             42
       "  Inst-R-Emp                                          (note a)                      0              0              0
                                                                                  ------------   ------------   ------------

                Total                                                                  70,549      1,231,818        342,900
                                                                                  ------------   ------------   ------------

  Payments made in advance of certificate
    year requirements and accrued interest
    thereon:
   Series 15, includes extended maturities                       2                    Not            Not                  0
       "  20,     "        "        "                            2                  Readily      Applicable               7
       "  15A,    "        "        "                            3                 Available                             10
       "  22A,    "        "        "                            3                                                      608
       "  I-76,   "        "        "                           3.5                                                     343
                                                                                                                ------------

                Total                                                                                                   968
                                                                                                                   ------------



                                                                                                  Additions
                                                                                  ------------------------------------------


                                                                                                                  Charged
                                                                                    Charged        Reserve       to other
                                                                                   to profit      payments by    accounts
                                                                                   and loss      certificate       (per
                                                                                   or income       holders        part 2)
                                                                                  ------------   ------------   ------------

Installment certificates:
  Reserves to mature:
   Series 15, includes extended maturities           2.40 Inst/2.50 Ext.                    0              0              0
       "  20,     "        "        "                2.52 Inst/2.50 Ext.                    3              1              9
       "  15A,    "        "        "                2.66 Inst/3.04 Ext.                    1              0              1
       "  22A,    "        "        "                           3.09                      444            209            648
       "  I-76,   "        "        "                           3.35                      255            261             26
       "  Reserve Plus Flexible Payment                       (note a)                      0            204             37
       "  IC-Q-Installment                                    (note a)                      0             69             13
       "  IC-Q-Ins                                            (note a)                      0          4,405            933
       "  IC-Q-Ins Emp                                        (note a)                      0             24              6
       "  IC-I                                                (note a)                      0         73,942          7,631
       "  IC-I-Emp                                            (note a)                      0            469             61
       "  Inst                                                (note a)                      0          6,209            118
       "  Inst-Emp                                            (note a)                      0             31              1
       "  RP-Q-Installment                                    (note a)                      0             26             49
       "  RP-Q-Flexible Payment                               (note a)                      0              1              3
       "  RP-Q-Ins                                            (note a)                      0             65             33
       "  RP-Q-Ins Emp                                        (note a)                      0              1              1
       "  RP-I                                                (note a)                      0            825            102
       "  RP-I-Emp                                            (note a)                      0              0              0
       "  Inst-R                                              (note a)                      0             40              0
       "  Inst-R-Emp                                          (note a)                      0              1              0
                                                                                  ------------   ------------   ------------

                Total                                                                     703         86,783          9,672
                                                                                  ------------   ------------   ------------

  Payments made in advance of certificate
    year requirements and accrued interest
    thereon:
   Series 15, includes extended maturities                       2                          0              0              0
       "  20,     "        "        "                            2                          0              2              0
       "  15A,    "        "        "                            3                          1             (7)             0
       "  22A,    "        "        "                            3                         27            146             17
       "  I-76,   "        "        "                           3.5                        16             36              1
                                                                                  ------------   ------------   ------------

                Total                                                                      44            177             18
                                                                                  ------------   ------------   ------------



                                                                                                  Deductions
                                                                                  ------------------------------------------


                                                                                                                 Credited
                                                                                                    Cash         to other
                                                                                                 surrenders      accounts
                                                                                                  prior to         (per
                                                                                  Maturities      maturity        part 2)
                                                                                  ------------   ------------   ------------

Installment certificates:
  Reserves to mature:
   Series 15, includes extended maturities           2.40 Inst/2.50 Ext.                    0              0              0
       "  20,     "        "        "                2.52 Inst/2.50 Ext.                    5             30             47
       "  15A,    "        "        "                2.66 Inst/3.04 Ext.                    9              5              0
       "  22A,    "        "        "                           3.09                      439            732          2,192
       "  I-76,   "        "        "                           3.35                        0          1,408            290
       "  Reserve Plus Flexible Payment                       (note a)                    101            379              0
       "  IC-Q-Installment                                    (note a)                      5            161              0
       "  IC-Q-Ins                                            (note a)                  7,224         22,205             48
       "  IC-Q-Ins Emp                                        (note a)                     16             88              0
       "  IC-I                                                (note a)                      0         91,236              0
       "  IC-I-Emp                                            (note a)                      0            713              0
       "  Inst                                                (note a)                      0            945              0
       "  Inst-Emp                                            (note a)                      0              7              0
       "  RP-Q-Installment                                    (note a)                     25            345              9
       "  RP-Q-Flexible Payment                               (note a)                      0              8              0
       "  RP-Q-Ins                                            (note a)                    409            618             12
       "  RP-Q-Ins Emp                                        (note a)                      0              1              0
       "  RP-I                                                (note a)                      0          1,512              0
       "  RP-I-Emp                                            (note a)                      0              9              0
       "  Inst-R                                              (note a)                      0             30              0
       "  Inst-R-Emp                                          (note a)                      0              0              0
                                                                                  ------------   ------------   ------------

                Total                                                                   8,233        120,432          2,598
                                                                                  ------------   ------------   ------------

  Payments made in advance of certificate
    year requirements and accrued interest
    thereon:
   Series 15, includes extended maturities                       2                          0              0              0
       "  20,     "        "        "                            2                          0              3              2
       "  15A,    "        "        "                            3                          0              0              1
       "  22A,    "        "        "                            3                         10             21            213
       "  I-76,   "        "        "                           3.5                         0             44             19
                                                                                  ------------   ------------   ------------

                Total                                                                      10             68            235
                                                                                  ------------   ------------   ------------



                                                                                          Balance at close of period
                                                                                  ------------------------------------------

                                                                                    Number
                                                                                      of
                                                                                   accounts        Amount
                                                                                     with            of           Amount
                                                                                   security       maturity          of
                                                                                    holders         value        reserves
                                                                                  ------------   ------------   ------------

Installment certificates:
  Reserves to mature:
   Series 15, includes extended maturities           2.40 Inst/2.50 Ext.                    0              0              0
       "  20,     "        "        "                2.52 Inst/2.50 Ext.                    5             59             55
       "  15A,    "        "        "                2.66 Inst/3.04 Ext.                    3             28             26
       "  22A,    "        "        "                           3.09                      841         18,616         13,983
       "  I-76,   "        "        "                           3.35                      568         13,074          6,954
       "  Reserve Plus Flexible Payment                       (note a)                    236          2,167          1,127
       "  IC-Q-Installment                                    (note a)                     88          1,000            408
       "  IC-Q-Ins                                            (note a)                  4,498         53,344         23,768
       "  IC-Q-Ins Emp                                        (note a)                     24            245            133
       "  IC-I                                                (note a)                 44,058        765,696        248,341
       "  IC-I-Emp                                            (note a)                    266          3,763          1,530
       "  Inst                                                (note a)                  6,090         66,052          7,189
       "  Inst-Emp                                            (note a)                     27            255             31
       "  RP-Q-Installment                                    (note a)                    157          2,185          1,422
       "  RP-Q-Flexible Payment                               (note a)                     16            205             90
       "  RP-Q-Ins                                            (note a)                    118          2,659            824
       "  RP-Q-Ins Emp                                        (note a)                      2             24             15
       "  RP-I                                                (note a)                    299          9,199          2,846
       "  RP-I-Emp                                            (note a)                      0              0              0
       "  Inst-R                                              (note a)                     43          4,788             52
       "  Inst-R-Emp                                          (note a)                      3             28              1
                                                                                  ------------   ------------   ------------

                Total                                                                  57,342        943,387        308,795
                                                                                  ------------   ------------   ------------

  Payments made in advance of certificate
    year requirements and accrued interest
    thereon:
   Series 15, includes extended maturities                       2                    Not            Not                  0
       "  20,     "        "        "                            2                  Readily      Applicable               4
       "  15A,    "        "        "                            3                 Available                              3
       "  22A,    "        "        "                            3                                                      554
       "  I-76,   "        "        "                           3.5                                                     333
                                                                                                                ------------

                Total                                                                                                   894
                                                                                                                ------------


                                                                                        Balance at beginning of period
                                                                                  ------------------------------------------

                                                                                    Number
                                                                                      of
                                                                                   accounts        Amount
                                                                                     with            of           Amount
                                                                                   security       maturity          of
                                                                                    holders         value        reserves
                                                                                  ------------   ------------   ------------

  Additional credits and accrued interest
    thereon:
   Series 15, includes extended maturities                      2.5                   Not            Not                  0
       "  20,     "        "        "                           2.5                 Readily      Applicable              27
       "  15A,    "        "        "                            3                 Available                              5
       "  22A,    "        "        "                            3                                                    3,600
       "  I-76,   "        "        "                           3.5                                                   1,873
       "  Reserve Plus Flexible Payment                       (note a)                                                    0
       "  IC-Q-Installment                                    (note a)                                                    0
       "  IC-Q-Ins                                            (note a)                                                    0
       "  IC-Q-Ins Emp                                        (note a)                                                    0
       "  IC-I                                                (note a)                                                  312
       "  IC-I-Emp                                            (note a)                                                    3
       "  Inst                                                (note a)                                                    2
       "  Inst-Emp                                            (note a)                                                    0
       "  RP-Q-Installment                                    (note a)                                                    0
       "  RP-Q-Flexible Payment                               (note a)                                                    0
       "  RP-Q-Ins                                            (note a)                                                    0
       "  RP-Q-Ins Emp                                        (note a)                                                    0
       "  RP-I                                                (note a)                                                    4
       "  RP-I-Emp                                            (note a)                                                    0
                                                                                                                ------------

                Total                                                                                                 5,826
                                                                                                                ------------



  Reserve for accrued extra contribution 3rd year                                                                    13,889
  Reserve for accrued extra contribution 6th year                                                                        10
  Accrued interest on reserves in default I-76                  3.5                                                       2
  Reserve for additional credits to be allowed
    Installment Certificates-Special Additional                                       Not            Not
    Credits I-76                                                                    Readily      Applicable               0
  Accrued for additional credits to be allowed at                                  Available
    next anniversary                                                                                                    148
  Reserve for death and disability refund options                                                                         0
  Reserve for reconversion of paid-up certificates                                                                       54
                                                                                                                ------------

                Total installment certificates                                                                      363,797
                                                                                                                ------------


                                                                                                  Additions
                                                                                  ------------------------------------------


                                                                                                                  Charged
                                                                                    Charged        Reserve       to other
                                                                                   to profit      payments by    accounts
                                                                                   and loss      certificate       (per
                                                                                   or income       holders        part 2)
                                                                                  ------------   ------------   ------------

  Additional credits and accrued interest
    thereon:
   Series 15, includes extended maturities                      2.5                         0        Not                  0
       "  20,     "        "        "                           2.5                         1    Applicable               3
       "  15A,    "        "        "                            3                          0                             0
       "  22A,    "        "        "                            3                         96                           296
       "  I-76,   "        "        "                           3.5                        59                            80
       "  Reserve Plus Flexible Payment                       (note a)                     37                             0
       "  IC-Q-Installment                                    (note a)                     13                             0
       "  IC-Q-Ins                                            (note a)                    934                             0
       "  IC-Q-Ins Emp                                        (note a)                      5                             0
       "  IC-I                                                (note a)                  7,624                             0
       "  IC-I-Emp                                            (note a)                     61                             0
       "  Inst                                                (note a)                    125                             0
       "  Inst-Emp                                            (note a)                      1                             0
       "  RP-Q-Installment                                    (note a)                     49                             0
       "  RP-Q-Flexible Payment                               (note a)                      3                             0
       "  RP-Q-Ins                                            (note a)                     33                             0
       "  RP-Q-Ins Emp                                        (note a)                      1                             0
       "  RP-I                                                (note a)                    102                             0
       "  RP-I-Emp                                            (note a)                      0                             0
                                                                                  ------------                  ------------

                Total                                                                   9,144                           379
                                                                                  ------------                  ------------



  Reserve for accrued extra contribution 3rd year                                       1,743         (5,574)             0
  Reserve for accrued extra contribution 6th year                                           9            (19)             0
  Accrued interest on reserves in default I-76                  3.5                         7              0              0
  Reserve for additional credits to be allowed
    Installment Certificates-Special Additional
    Credits I-76                                                                            0              0              0
  Accrued for additional credits to be allowed at
    next anniversary                                                                      262              0              0
  Reserve for death and disability refund options                                           0              0              0
  Reserve for reconversion of paid-up certificates                                          0              0              0
                                                                                  ------------   ------------   ------------

                Total installment certificates                                         11,912         81,367         10,069
                                                                                  ------------   ------------   ------------


                                                                                                   Deductions
                                                                                  ------------------------------------------


                                                                                                                 Credited
                                                                                                    Cash         to other
                                                                                                 surrenders      accounts
                                                                                                  prior to         (per
                                                                                  Maturities      maturity        part 2)
                                                                                  ------------   ------------   ------------

  Additional credits and accrued interest
    thereon:
   Series 15, includes extended maturities                      2.5                         0              0              0
       "  20,     "        "        "                           2.5                         2              7             10
       "  15A,    "        "        "                            3                          2              0              0
       "  22A,    "        "        "                            3                         93            166            483
       "  I-76,   "        "        "                           3.5                         0            329             73
       "  Reserve Plus Flexible Payment                       (note a)                      0              0             37
       "  IC-Q-Installment                                    (note a)                      0              0             13
       "  IC-Q-Ins                                            (note a)                      0              0            934
       "  IC-Q-Ins Emp                                        (note a)                      0              0              5
       "  IC-I                                                (note a)                      0              0          7,635
       "  IC-I-Emp                                            (note a)                      0              0             62
       "  Inst                                                (note a)                      0              0            119
       "  Inst-Emp                                            (note a)                      0              0              1
       "  RP-Q-Installment                                    (note a)                      0              0             49
       "  RP-Q-Flexible Payment                               (note a)                      0              0              3
       "  RP-Q-Ins                                            (note a)                      0              0             33
       "  RP-Q-Ins Emp                                        (note a)                      0              0              1
       "  RP-I                                                (note a)                      0              0            102
       "  RP-I-Emp                                            (note a)                      0              0              0
                                                                                  ------------   ------------   ------------

                Total                                                                      97            502          9,560
                                                                                  ------------   ------------   ------------



  Reserve for accrued extra contribution 3rd year                                           0              0              0
  Reserve for accrued extra contribution 6th year                                           0              0              0
  Accrued interest on reserves in default I-76                  3.5                         0              1              6
  Reserve for additional credits to be allowed
    Installment Certificates-Special Additional
    Credits I-76                                                                            0              0              0
  Accrued for additional credits to be allowed at
    next anniversary                                                                        0              0            281
  Reserve for death and disability refund options                                           0              0              0
  Reserve for reconversion of paid-up certificates                                          0              1              0
                                                                                  ------------   ------------   ------------

                Total installment certificates                                          8,340        121,004         12,680
                                                                                  ------------   ------------   ------------


                                                                                          Balance at close of period
                                                                                  ------------------------------------------

                                                                                    Number
                                                                                      of
                                                                                   accounts        Amount
                                                                                     with            of           Amount
                                                                                   security       maturity          of
                                                                                    holders         value        reserves
                                                                                  ------------   ------------   ------------

  Additional credits and accrued interest
    thereon:
   Series 15, includes extended maturities                      2.5                   Not            Not                  0
       "  20,     "        "        "                           2.5                 Readily      Applicable              12
       "  15A,    "        "        "                            3                 Available                              3
       "  22A,    "        "        "                            3                                                    3,250
       "  I-76,   "        "        "                           3.5                                                   1,610
       "  Reserve Plus Flexible Payment                       (note a)                                                    0
       "  IC-Q-Installment                                    (note a)                                                    0
       "  IC-Q-Ins                                            (note a)                                                    0
       "  IC-Q-Ins Emp                                        (note a)                                                    0
       "  IC-I                                                (note a)                                                  301
       "  IC-I-Emp                                            (note a)                                                    2
       "  Inst                                                (note a)                                                    8
       "  Inst-Emp                                            (note a)                                                    0
       "  RP-Q-Installment                                    (note a)                                                    0
       "  RP-Q-Flexible Payment                               (note a)                                                    0
       "  RP-Q-Ins                                            (note a)                                                    0
       "  RP-Q-Ins Emp                                        (note a)                                                    0
       "  RP-I                                                (note a)                                                    4
       "  RP-I-Emp                                            (note a)                                                    0
                                                                                                                ------------

                Total                                                                                                 5,190
                                                                                                                ------------



  Reserve for accrued extra contribution 3rd year                                                                    10,058
  Reserve for accrued extra contribution 6th year                                                                         0
  Accrued interest on reserves in default I-76                  3.5                                                       2
  Reserve for additional credits to be allowed
    Installment Certificates-Special Additional                                       Not            Not
    Credits I-76                                                                    Readily      Applicable               0
  Accrued for additional credits to be allowed at                                  Available
    next anniversary                                                                                                    129
  Reserve for death and disability refund options                                                                         0
  Reserve for reconversion of paid-up certificates                                                                       53
                                                                                                                ------------

                Total installment certificates                                                                      325,121
                                                                                                                ------------


                                                                                        Balance at beginning of period
                                                                                  ------------------------------------------

                                                                                    Number
                                                                                      of
                                                                                   accounts        Amount
                                                                                     with            of           Amount
                                                                                   security       maturity          of
                                                                                    holders         value        reserves
                                                                                  ------------   ------------   ------------

Fully paid certificates:
  Single-Payment certificates:
    SP 74                                                       3.5                         1              8              8
    SP 75                                                       3.5                         0              0              0
    SP 76                                                       3.5                         0              0              0
    SP 77                                                       3.5                        64            485            483
    SP 78                                                       3.5                       391          2,838          2,771
    SP 79                                                       3.5                       448          3,340          3,157
    SP 80                                                       3.5                       424          3,430          3,125
    SP 81A                                                      3.5                       344          2,056          1,806
    SP 82A                                                      3.5                       300          2,793          2,375
    SP 82B                                                      3.5                       542          4,890          4,111
    SP 83A                                                      3.5                        93            678            562
    SP 83B                                                      3.5                       222          2,101          1,712
    IC-2-84                                                     3.5                       840          8,234          6,490
    IC-2-85                                                     3.5                       440          4,580          4,682
    IC-2-86                                                     3.5                       243          2,699          2,480
    IC-2-87                                                     3.5                       292          3,853          3,300
    IC-2-88                                                     3.5                       598          8,681          6,735
    Reserve Plus Single Payment                               (note a)                    979          4,640          7,570
    Cash Reserve Single Payment                               (note b)                     39            218            178
    IC-Flexible Savings (formally Variable Term)              (note d)                 99,887        683,370        746,512
    IC-Flexible Savings Emp (formally Variable Term)          (note d)                  1,409         13,702         16,219
    IC-Preferred Investors                                    (note d)                     63         70,037         71,008
    IC-Investors                                              (note d)                    568        691,996        741,439
    IC-Special Deposits                                       (note d)                    138        189,063        195,319
    IC-1-84                                                   (note c)                     57            405            426
    Cash Reserve Variable Payment                             (note b)                    535          2,687          3,473
    Cash Reserve Variable Payment-3mo.                        (note e)                 48,811        213,126        224,176
    IC-Future Value                                           (note f)                 17,346        191,851        191,851
    IC-Future Value Emp                                       (note f)                    328          3,658          3,658
    IC-Stock Market                                           (note g)                 92,416        312,493        346,548
    IC-Market Strategy                                        (note g)                      0              0              0
    IC-AEBI Stock Market                                      (note g)                     16          2,401          2,716
                                                                                  ------------   ------------   ------------

                Total                                                                 267,834      2,430,313      2,594,890
                                                                                  ------------   ------------   ------------


                                                                                                  Additions
                                                                                  ------------------------------------------


                                                                                                                  Charged
                                                                                    Charged        Reserve       to other
                                                                                   to profit      payments by    accounts
                                                                                   and loss      certificate       (per
                                                                                   or income       holders        part 2)
                                                                                  ------------   ------------   ------------

Fully paid certificates:
  Single-Payment certificates:
    SP 74                                                       3.5                         0              0              0
    SP 75                                                       3.5                         0              0              0
    SP 76                                                       3.5                         0              0              0
    SP 77                                                       3.5                         2              0              0
    SP 78                                                       3.5                        62              0              0
    SP 79                                                       3.5                       102              0              0
    SP 80                                                       3.5                       102              0              0
    SP 81A                                                      3.5                        59              0              0
    SP 82A                                                      3.5                        78              0              0
    SP 82B                                                      3.5                       128              0              0
    SP 83A                                                      3.5                        19              0              0
    SP 83B                                                      3.5                        56              0              0
    IC-2-84                                                     3.5                       204              0              0
    IC-2-85                                                     3.5                         0              0            214
    IC-2-86                                                     3.5                         0              0            114
    IC-2-87                                                     3.5                         0              0            148
    IC-2-88                                                     3.5                         0              0            303
    Reserve Plus Single Payment                               (note a)                      0              1            281
    Cash Reserve Single Payment                               (note b)                      0              1              7
    IC-Flexible Savings (formally Variable Term)              (note d)                      0         86,531         32,199
    IC-Flexible Savings Emp (formally Variable Term)          (note d)                      0          2,482            819
    IC-Preferred Investors                                    (note d)                      0        163,550          4,445
    IC-Investors                                              (note d)                      0        206,028         38,873
    IC-Special Deposits                                       (note d)                      0         91,975          9,606
    IC-1-84                                                   (note c)                      0              0             15
    Cash Reserve Variable Payment                             (note b)                      0            388            123
    Cash Reserve Variable Payment-3mo.                        (note e)                      0        192,333          8,132
    IC-Future Value                                           (note f)                      0              0              1
    IC-Future Value Emp                                       (note f)                      0              0              0
    IC-Stock Market                                           (note g)                      0        167,931         30,686
    IC-Market Strategy                                        (note g)                      0         72,061            654
    IC-AEBI Stock Market                                      (note g)                      0          4,977            227
                                                                                  ------------   ------------   ------------

                Total                                                                     812        988,258        126,847
                                                                                  ------------   ------------   ------------


                                                                                                   Deductions
                                                                                  ------------------------------------------


                                                                                                                 Credited
                                                                                                    Cash         to other
                                                                                                 surrenders      accounts
                                                                                                  prior to         (per
                                                                                  Maturities      maturity        part 2)
                                                                                  ------------   ------------   ------------

Fully paid certificates:
  Single-Payment certificates:
    SP 74                                                       3.5                         0              0              8
    SP 75                                                       3.5                         0              0              0
    SP 76                                                       3.5                         0              0              0
    SP 77                                                       3.5                       381             21             83
    SP 78                                                       3.5                     1,772            319            349
    SP 79                                                       3.5                         0            427             56
    SP 80                                                       3.5                         0            401              0
    SP 81A                                                      3.5                         0            257              0
    SP 82A                                                      3.5                         0            283              0
    SP 82B                                                      3.5                         0            724              0
    SP 83A                                                      3.5                         0             71              0
    SP 83B                                                      3.5                         0            222              0
    IC-2-84                                                     3.5                         0          1,151              8
    IC-2-85                                                     3.5                         0            830              0
    IC-2-86                                                     3.5                         0            513              8
    IC-2-87                                                     3.5                         0            597              0
    IC-2-88                                                     3.5                         0          1,099              0
    Reserve Plus Single Payment                               (note a)                      0          1,109             60
    Cash Reserve Single Payment                               (note b)                      0             11              0
    IC-Flexible Savings (formally Variable Term)              (note d)                      0        362,709              0
    IC-Flexible Savings Emp (formally Variable Term)          (note d)                      0          2,984              0
    IC-Preferred Investors                                    (note d)                      0        161,632              0
    IC-Investors                                              (note d)                      0        236,219              0
    IC-Special Deposits                                       (note d)                      0        129,253              0
    IC-1-84                                                   (note c)                      0            112              0
    Cash Reserve Variable Payment                             (note b)                      0            911              0
    Cash Reserve Variable Payment-3mo.                        (note e)                      0        238,745              0
    IC-Future Value                                           (note f)                 54,334         17,197              0
    IC-Future Value Emp                                       (note f)                  1,021            208              0
    IC-Stock Market                                           (note g)                      0        104,850              0
    IC-Market Strategy                                        (note g)                      0          2,343              0
    IC-AEBI Stock Market                                      (note g)                      0          1,180              0
                                                                                  ------------   ------------   ------------

                Total                                                                  57,508      1,266,378            572
                                                                                  ------------   ------------   ------------


                                                                                          Balance at close of period
                                                                                  ------------------------------------------

                                                                                    Number
                                                                                      of
                                                                                   accounts        Amount
                                                                                     with            of           Amount
                                                                                   security       maturity          of
                                                                                    holders         value        reserves
                                                                                  ------------   ------------   ------------

Fully paid certificates:
  Single-Payment certificates:
    SP 74                                                       3.5                         0              0              0
    SP 75                                                       3.5                         0              0              0
    SP 76                                                       3.5                         0              0              0
    SP 77                                                       3.5                         0              0              0
    SP 78                                                       3.5                        61            723            393
    SP 79                                                       3.5                       388          2,838          2,776
    SP 80                                                       3.5                       356          2,999          2,826
    SP 81A                                                      3.5                       297          1,770          1,608
    SP 82A                                                      3.5                       259          2,466          2,170
    SP 82B                                                      3.5                       452          4,041          3,515
    SP 83A                                                      3.5                        83            595            510
    SP 83B                                                      3.5                       189          1,833          1,546
    IC-2-84                                                     3.5                       686          6,783          5,535
    IC-2-85                                                     3.5                       360          3,877          4,066
    IC-2-86                                                     3.5                       188          2,152          2,073
    IC-2-87                                                     3.5                       239          3,190          2,851
    IC-2-88                                                     3.5                       486          7,301          5,939
    Reserve Plus Single Payment                               (note a)                    820        308,978          6,683
    Cash Reserve Single Payment                               (note b)                     32            176            175
    IC-Flexible Savings (formally Variable Term)              (note d)                 76,191        438,276        502,533
    IC-Flexible Savings Emp (formally Variable Term)          (note d)                  1,247         13,712         16,536
    IC-Preferred Investors                                    (note d)                     67         76,339         77,371
    IC-Investors                                              (note d)                    549        687,325        750,121
    IC-Special Deposits                                       (note d)                    115        157,232        167,647
    IC-1-84                                                   (note c)                     51            354            329
    Cash Reserve Variable Payment                             (note b)                    443          2,330          3,073
    Cash Reserve Variable Payment-3mo.                        (note e)                 44,122        175,219        185,896
    IC-Future Value                                           (note f)                 11,209        120,321        120,321
    IC-Future Value Emp                                       (note f)                    219          2,429          2,429
    IC-Stock Market                                           (note g)                110,202        391,171        440,315
    IC-Market Strategy                                        (note g)                  5,134         69,753         70,372
    IC-AEBI Stock Market                                      (note g)                     33          6,428          6,740
                                                                                  ------------   ------------   ------------

                Total                                                                 254,478      2,490,611      2,386,349
                                                                                  ------------   ------------   ------------


                                                                                        Balance at beginning of period
                                                                                  ------------------------------------------

                                                                                    Number
                                                                                      of
                                                                                   accounts        Amount
                                                                                     with            of           Amount
                                                                                   security       maturity          of
                                                                                    holders         value        reserves
                                                                                  ------------   ------------   ------------

  Additional credits and accrued interest thereon:
    SP 74                                                       3.5                   Not            Not                 10
    SP 75                                                       3.5               Applicable     Applicable               0
    SP 76                                                       3.5                                                       0
    SP 77                                                       3.5                                                     529
    SP 78                                                       3.5                                                   2,787
    SP 79                                                       3.5                                                   2,959
    SP 80                                                       3.5                                                   2,665
    SP 81A                                                      3.5                                                   1,257
    SP 82A                                                      3.5                                                   1,602
    SP 82B                                                      3.5                                                   2,675
    SP 83A                                                      3.5                                                     289
    SP 83B                                                      3.5                                                     823
    IC-2-84                                                     3.5                                                   3,171
    IC-2-85                                                     3.5                                                      84
    IC-2-86                                                     3.5                                                      41
    IC-2-87                                                     3.5                                                      58
    IC-2-88                                                     3.5                                                     120
    Reserve Plus Single Payment                               (note a)                                                    0
    Cash Reserve Single Payment                               (note b)                                                    0
    IC-Flexible Savings (formally Variable Term)              (note d)                                                1,575
    IC-Flexible Savings Emp (formally Variable Term)          (note d)                                                  144
    IC-Preferred Investors                                    (note d)                                                   39
    IC-Investors                                              (note d)                                                1,733
    IC-Special Deposits                                       (note d)                                                  414
    IC-1-84                                                   (note c)                                                    9
    Cash Reserve Variable Payment                             (note b)                                                    0
    Cash Reserve Variable Payment-3mo.                        (note e)                                                  370
    IC-Future Value                                           (note f)                                               55,702
    IC-Future Value Emp                                       (note f)                                                1,132
    IC-Stock Market                                           (note g)                                                1,486
    IC-Market Strategy                                        (note g)                                                    0
    IC-AEBI Stock Market                                      (note g)                                                   43
                                                                                                                ------------

                Total                                                                                                81,717
                                                                                                                ------------


                                                                                                  Additions
                                                                                  ------------------------------------------


                                                                                                                  Charged
                                                                                    Charged        Reserve       to other
                                                                                   to profit      payments by    accounts
                                                                                   and loss      certificate       (per
                                                                                   or income       holders        part 2)
                                                                                  ------------   ------------   ------------

  Additional credits and accrued interest thereon:
    SP 74                                                       3.5                         0              0              0
    SP 75                                                       3.5                         0              0              0
    SP 76                                                       3.5                         0              0              0
    SP 77                                                       3.5                         2              0             14
    SP 78                                                       3.5                        62              0             74
    SP 79                                                       3.5                        97              0             85
    SP 80                                                       3.5                        88              0             80
    SP 81A                                                      3.5                        42              0             39
    SP 82A                                                      3.5                        53              0             53
    SP 82B                                                      3.5                        86              0             87
    SP 83A                                                      3.5                        10              0             11
    SP 83B                                                      3.5                        27              0             32
    IC-2-84                                                     3.5                       101              0            128
    IC-2-85                                                     3.5                       154              0              0
    IC-2-86                                                     3.5                        80              0              0
    IC-2-87                                                     3.5                       107              0              0
    IC-2-88                                                     3.5                       221              0              0
    Reserve Plus Single Payment                               (note a)                    283              0              0
    Cash Reserve Single Payment                               (note b)                      7              0              0
    IC-Flexible Savings (formally Variable Term)              (note d)                 35,433              0              0
    IC-Flexible Savings Emp (formally Variable Term)          (note d)                  4,642              0              0
    IC-Preferred Investors                                    (note d)                    949              0              0
    IC-Investors                                              (note d)                 42,092              0              0
    IC-Special Deposits                                       (note d)                 10,270              0              0
    IC-1-84                                                   (note c)                     17              0              2
    Cash Reserve Variable Payment                             (note b)                    131              0              0
    Cash Reserve Variable Payment-3mo.                        (note e)                  8,181              0              0
    IC-Future Value                                           (note f)                 15,595              0              0
    IC-Future Value Emp                                       (note f)                    351              0              0
    IC-Stock Market                                           (note g)                  2,529             (1)             0
    IC-Market Strategy                                        (note g)                    746              0              0
    IC-AEBI Stock Market                                      (note g)                     82              0              0
                                                                                  ------------   ------------   ------------

                Total                                                                 122,438             (1)           605
                                                                                  ------------   ------------   ------------


                                                                                                   Deductions
                                                                                  ------------------------------------------


                                                                                                                 Credited
                                                                                                    Cash         to other
                                                                                                 surrenders      accounts
                                                                                                  prior to         (per
                                                                                  Maturities      maturity        part 2)
                                                                                  ------------   ------------   ------------

  Additional credits and accrued interest thereon:
    SP 74                                                       3.5                         0              0             10
    SP 75                                                       3.5                         0              0              0
    SP 76                                                       3.5                         0              0              0
    SP 77                                                       3.5                       429             25             91
    SP 78                                                       3.5                     1,846            315            358
    SP 79                                                       3.5                         0            423             57
    SP 80                                                       3.5                         0            333              0
    SP 81A                                                      3.5                         0            176              0
    SP 82A                                                      3.5                         0            203              0
    SP 82B                                                      3.5                         0            501              0
    SP 83A                                                      3.5                         0             35              0
    SP 83B                                                      3.5                         0            116              0
    IC-2-84                                                     3.5                         0            572              4
    IC-2-85                                                     3.5                         0             13            153
    IC-2-86                                                     3.5                         0              6             82
    IC-2-87                                                     3.5                         0              7            107
    IC-2-88                                                     3.5                         0             12            223
    Reserve Plus Single Payment                               (note a)                      0              0            283
    Cash Reserve Single Payment                               (note b)                      0              0              7
    IC-Flexible Savings (formally Variable Term)              (note d)                      0          3,802         32,214
    IC-Flexible Savings Emp (formally Variable Term)          (note d)                      0            171          4,451
    IC-Preferred Investors                                    (note d)                      0            132            819
    IC-Investors                                              (note d)                      0          3,272         38,873
    IC-Special Deposits                                       (note d)                      0            726          9,606
    IC-1-84                                                   (note c)                      0              4             17
    Cash Reserve Variable Payment                             (note b)                      0              7            124
    Cash Reserve Variable Payment-3mo.                        (note e)                      0            122          8,139
    IC-Future Value                                           (note f)                 21,505          5,539              1
    IC-Future Value Emp                                       (note f)                    420             73              0
    IC-Stock Market                                           (note g)                      0            130          2,416
    IC-Market Strategy                                        (note g)                      0              0            655
    IC-AEBI Stock Market                                      (note g)                      0              2             79
                                                                                  ------------   ------------   ------------

                Total                                                                  24,200         16,717         98,769
                                                                                  ------------   ------------   ------------


                                                                                          Balance at close of period
                                                                                  ------------------------------------------

                                                                                    Number
                                                                                      of
                                                                                   accounts        Amount
                                                                                     with            of           Amount
                                                                                   security       maturity          of
                                                                                    holders         value        reserves
                                                                                  ------------   ------------   ------------

  Additional credits and accrued interest thereon:
    SP 74                                                       3.5                   Not            Not                  0
    SP 75                                                       3.5               Applicable     Applicable               0
    SP 76                                                       3.5                                                       0
    SP 77                                                       3.5                                                       0
    SP 78                                                       3.5                                                     404
    SP 79                                                       3.5                                                   2,661
    SP 80                                                       3.5                                                   2,500
    SP 81A                                                      3.5                                                   1,162
    SP 82A                                                      3.5                                                   1,505
    SP 82B                                                      3.5                                                   2,347
    SP 83A                                                      3.5                                                     275
    SP 83B                                                      3.5                                                     766
    IC-2-84                                                     3.5                                                   2,824
    IC-2-85                                                     3.5                                                      72
    IC-2-86                                                     3.5                                                      33
    IC-2-87                                                     3.5                                                      51
    IC-2-88                                                     3.5                                                     106
    Reserve Plus Single Payment                               (note a)                                                    0
    Cash Reserve Single Payment                               (note b)                                                    0
    IC-Flexible Savings (formally Variable Term)              (note d)                                                  992
    IC-Flexible Savings Emp (formally Variable Term)          (note d)                                                  164
    IC-Preferred Investors                                    (note d)                                                   37
    IC-Investors                                              (note d)                                                1,680
    IC-Special Deposits                                       (note d)                                                  352
    IC-1-84                                                   (note c)                                                    7
    Cash Reserve Variable Payment                             (note b)                                                    0
    Cash Reserve Variable Payment-3mo.                        (note e)                                                  290
    IC-Future Value                                           (note f)                                               44,252
    IC-Future Value Emp                                       (note f)                                                  990
    IC-Stock Market                                           (note g)                                                1,468
    IC-Market Strategy                                        (note g)                                                   91
    IC-AEBI Stock Market                                      (note g)                                                   44
                                                                                                                ------------

                Total                                                                                                65,073
                                                                                                                ------------


                                                                                        Balance at beginning of period
                                                                                  ------------------------------------------

                                                                                    Number
                                                                                      of
                                                                                   accounts        Amount
                                                                                     with            of           Amount
                                                                                   security       maturity          of
                                                                                    holders         value        reserves
                                                                                  ------------   ------------   ------------
  Accrued for additional credits to be allowed
    at next anniversaries:
    SP 74                                                                             Not            Not                  0
    SP 75                                                                         Applicable     Applicable               0
    SP 76                                                                                                                 0
    SP 77                                                                                                                12
    SP 78                                                                                                                37
    SP 79                                                                                                                43
    SP 80                                                                                                                39
    SP 81A                                                                                                               23
    SP 82A                                                                                                               18
    SP 82B                                                                                                               54
    SP 83A                                                                                                                7
    SP 83B                                                                                                               16
    IC-2-84                                                                                                              65
    IC-2-85                                                                                                              33
    IC-2-86                                                                                                              16
    IC-2-87                                                                                                              23
    IC-2-88                                                                                                              43
    IC-Stock Market                                                                                                  18,318
    IC-Market Strategy                                                                                                    0
    IC-AEBI Stock Market                                                                                                 64
                                                                                                                ------------

                Total                                                                                                18,811
                                                                                                                ------------



                                                                                                  Additions
                                                                                  ------------------------------------------


                                                                                                                  Charged
                                                                                    Charged        Reserve       to other
                                                                                   to profit      payments by    accounts
                                                                                   and loss      certificate       (per
                                                                                   or income       holders        part 2)
                                                                                  ------------   ------------   ------------
  Accrued for additional credits to be allowed
    at next anniversaries:
    SP 74                                                                                   0              0              0
    SP 75                                                                                   0              0              0
    SP 76                                                                                   0              0              0
    SP 77                                                                                   2              0              0
    SP 78                                                                                  46              0              0
    SP 79                                                                                  76              0              0
    SP 80                                                                                  72              0              0
    SP 81A                                                                                 34              0              0
    SP 82A                                                                                 49              0              0
    SP 82B                                                                                 79              0              0
    SP 83A                                                                                 10              0              0
    SP 83B                                                                                 30              0              0
    IC-2-84                                                                               113              0              0
    IC-2-85                                                                                54              0              0
    IC-2-86                                                                                29              0              0
    IC-2-87                                                                                36              0              0
    IC-2-88                                                                                72              0              0
    IC-Stock Market                                                                    44,383              0              0
    IC-Market Strategy                                                                  2,179              0              0
    IC-AEBI Stock Market                                                                  328              0              0
                                                                                  ------------   ------------   ------------

                Total                                                                  47,592              0              0
                                                                                  ------------   ------------   ------------



                                                                                                   Deductions
                                                                                  ------------------------------------------


                                                                                                                 Credited
                                                                                                    Cash         to other
                                                                                                 surrenders      accounts
                                                                                                  prior to         (per
                                                                                  Maturities      maturity        part 2)
                                                                                  ------------   ------------   ------------
  Accrued for additional credits to be allowed
    at next anniversaries:
    SP 74                                                                                   0              0              0
    SP 75                                                                                   0              0              0
    SP 76                                                                                   0              0              0
    SP 77                                                                                   0              0             14
    SP 78                                                                                   0              0             74
    SP 79                                                                                   0              0             85
    SP 80                                                                                   0              0             80
    SP 81A                                                                                  0              0             39
    SP 82A                                                                                  0              0             53
    SP 82B                                                                                  0              1             87
    SP 83A                                                                                  0              0             11
    SP 83B                                                                                  0              0             32
    IC-2-84                                                                                 0              0            128
    IC-2-85                                                                                 0              0             61
    IC-2-86                                                                                 0              0             33
    IC-2-87                                                                                 0              0             41
    IC-2-88                                                                                 0              0             80
    IC-Stock Market                                                                         0            663         28,280
    IC-Market Strategy                                                                      0              0              0
    IC-AEBI Stock Market                                                                    0              0            148
                                                                                  ------------   ------------   ------------

                Total                                                                       0            664         29,246
                                                                                  ------------   ------------   ------------



                                                                                          Balance at close of period
                                                                                  ------------------------------------------

                                                                                    Number
                                                                                      of
                                                                                   accounts        Amount
                                                                                     with            of           Amount
                                                                                   security       maturity          of
                                                                                    holders         value        reserves
                                                                                  ------------   ------------   ------------
  Accrued for additional credits to be allowed
    at next anniversaries:
    SP 74                                                                             Not            Not                  0
    SP 75                                                                         Applicable     Applicable               0
    SP 76                                                                                                                 0
    SP 77                                                                                                                 0
    SP 78                                                                                                                 9
    SP 79                                                                                                                34
    SP 80                                                                                                                31
    SP 81A                                                                                                               18
    SP 82A                                                                                                               14
    SP 82B                                                                                                               45
    SP 83A                                                                                                                6
    SP 83B                                                                                                               14
    IC-2-84                                                                                                              50
    IC-2-85                                                                                                              26
    IC-2-86                                                                                                              12
    IC-2-87                                                                                                              18
    IC-2-88                                                                                                              35
    IC-Stock Market                                                                                                  33,758
    IC-Market Strategy                                                                                                2,179
    IC-AEBI Stock Market                                                                                                244
                                                                                                                ------------

                Total                                                                                                36,493
                                                                                                                ------------


                                                                                        Balance at beginning of period
                                                                                  ------------------------------------------

                                                                                    Number
                                                                                      of
                                                                                   accounts        Amount
                                                                                     with            of           Amount
                                                                                   security       maturity          of
                                                                                    holders         value        reserves
                                                                                  ------------   ------------   ------------

  R Series Single-Payment certificates:
    R-76                                                        3.5                         9             92             78
    R-77                                                        3.5                        42            506            425
    R-78                                                        3.5                        74            721            551
    R-79                                                        3.5                       100          1,068            797
    R-80                                                        3.5                       119          1,211            849
    R-81                                                        3.5                        50            572            351
    R-82A                                                       3.5                       228          1,778            980
    RP-Q                                                      (note a)                    590          1,042          2,404
    R-II                                                        3.5                       169          1,696            713
    RP-2-84                                                     3.5                       515          6,321          2,526
    RP-2-85                                                     3.5                       152            650            658
    RP-2-86                                                     3.5                        49            344            324
    RP-2-87                                                     3.5                       110            624            527
    RP-2-88                                                     3.5                       140            789            609
    Cash Reserve RP                                           (note b)                      8             18             34
    IC-Flexible Savings RP                                    (note d)                 14,722        134,813        151,753
    RP-Preferred Investors                                    (note d)                      4          3,046          3,132
    Cash Reserve RP-3 mo.                                     (note e)                  3,127         28,298         29,587
    IC-Flexible Savings RP Emp                                (note d)                    393          4,455          5,390
    RP-Future Value                                           (note f)                 10,988        168,857        168,857
    RP-Future Value Emp                                       (note f)                    258          5,035          5,035
    RP-Stock Market                                           (note g)                 10,285         59,553         67,221
    RP-Market Strategy                                        (note g)                      0              0              0
    D-1                                                       (note a)                    211         28,044         34,272
                                                                                  ------------   ------------   ------------

                Total                                                                  42,343        449,533        477,073
                                                                                  ------------   ------------   ------------


                                                                                                  Additions
                                                                                  ------------------------------------------


                                                                                                                  Charged
                                                                                    Charged        Reserve       to other
                                                                                   to profit      payments by    accounts
                                                                                   and loss      certificate       (per
                                                                                   or income       holders        part 2)
                                                                                  ------------   ------------   ------------

  R Series Single-Payment certificates:
    R-76                                                        3.5                         0              0              4
    R-77                                                        3.5                         0              0             21
    R-78                                                        3.5                         0              0             24
    R-79                                                        3.5                         0              0             38
    R-80                                                        3.5                         0              0             39
    R-81                                                        3.5                         0              0             17
    R-82A                                                       3.5                         0              0             48
    RP-Q                                                      (note a)                      0              0             87
    R-II                                                        3.5                         0              0             34
    RP-2-84                                                     3.5                         0              0            120
    RP-2-85                                                     3.5                         0              0             32
    RP-2-86                                                     3.5                         0              0             13
    RP-2-87                                                     3.5                         0              0             25
    RP-2-88                                                     3.5                         0              0             30
    Cash Reserve RP                                           (note b)                      0              0              1
    IC-Flexible Savings RP                                    (note d)                      0         23,393          6,706
    RP-Preferred Investors                                    (note d)                      0          2,153            143
    Cash Reserve RP-3 mo.                                     (note e)                      0         41,298          1,062
    IC-Flexible Savings RP Emp                                (note d)                      0            769            290
    RP-Future Value                                           (note f)                      0            (17)             0
    RP-Future Value Emp                                       (note f)                      0             17              0
    RP-Stock Market                                           (note g)                      1         38,041          5,983
    RP-Market Strategy                                        (note g)                      0         15,941            141
    D-1                                                       (note a)                      0            806          1,582
                                                                                  ------------   ------------   ------------

                Total                                                                       1        122,401         16,440
                                                                                  ------------   ------------   ------------


                                                                                                   Deductions
                                                                                  ------------------------------------------


                                                                                                                 Credited
                                                                                                    Cash         to other
                                                                                                 surrenders      accounts
                                                                                                  prior to         (per
                                                                                  Maturities      maturity        part 2)
                                                                                  ------------   ------------   ------------

  R Series Single-Payment certificates:
    R-76                                                        3.5                         0             18              0
    R-77                                                        3.5                         0            149              0
    R-78                                                        3.5                         0            156              0
    R-79                                                        3.5                         0             63              0
    R-80                                                        3.5                         0            206             10
    R-81                                                        3.5                         0             58              0
    R-82A                                                       3.5                         0            167              0
    RP-Q                                                      (note a)                      0            541              0
    R-II                                                        3.5                         0            149              0
    RP-2-84                                                     3.5                         0            662              0
    RP-2-85                                                     3.5                         0            153              0
    RP-2-86                                                     3.5                         0            183              0
    RP-2-87                                                     3.5                         0            126              0
    RP-2-88                                                     3.5                         0            131              0
    Cash Reserve RP                                           (note b)                      0              0              0
    IC-Flexible Savings RP                                    (note d)                      0         60,068              0
    RP-Preferred Investors                                    (note d)                      0          3,095              0
    Cash Reserve RP-3 mo.                                     (note e)                      0         48,880              0
    IC-Flexible Savings RP Emp                                (note d)                      0          1,143              0
    RP-Future Value                                           (note f)                 37,243         12,780              0
    RP-Future Value Emp                                       (note f)                  1,276            100              0
    RP-Stock Market                                           (note g)                      0         21,884              0
    RP-Market Strategy                                        (note g)                      0            463              0
    D-1                                                       (note a)                      0          7,504              0
                                                                                  ------------   ------------   ------------

                Total                                                                  38,519        158,679             10
                                                                                  ------------   ------------   ------------


                                                                                          Balance at close of period
                                                                                  ------------------------------------------

                                                                                    Number
                                                                                      of
                                                                                   accounts        Amount
                                                                                     with            of           Amount
                                                                                   security       maturity          of
                                                                                    holders         value        reserves
                                                                                  ------------   ------------   ------------

  R Series Single-Payment certificates:
    R-76                                                        3.5                         8             72             64
    R-77                                                        3.5                        30            338            297
    R-78                                                        3.5                        56            523            419
    R-79                                                        3.5                        87            984            772
    R-80                                                        3.5                        87            916            672
    R-81                                                        3.5                        44            481            310
    R-82A                                                       3.5                       192          1,491            861
    RP-Q                                                      (note a)                    477            814          1,950
    R-II                                                        3.5                       136          1,350            598
    RP-2-84                                                     3.5                       410          4,741          1,984
    RP-2-85                                                     3.5                       122            509            537
    RP-2-86                                                     3.5                        33            159            154
    RP-2-87                                                     3.5                        86            482            426
    RP-2-88                                                     3.5                       105            627            508
    Cash Reserve RP                                           (note b)                      8             18             35
    IC-Flexible Savings RP                                    (note d)                 12,026        105,502        121,784
    RP-Preferred Investors                                    (note d)                      5          2,255          2,333
    Cash Reserve RP-3 mo.                                     (note e)                  2,492         21,903         23,067
    IC-Flexible Savings RP Emp                                (note d)                    334          4,342          5,306
    RP-Future Value                                           (note f)                  7,645        118,817        118,817
    RP-Future Value Emp                                       (note f)                    193          3,676          3,676
    RP-Stock Market                                           (note g)                 11,994         79,218         89,362
    RP-Market Strategy                                        (note g)                    601         15,487         15,619
    D-1                                                       (note a)                    199         23,613         29,156
                                                                                  ------------   ------------   ------------

                Total                                                                  37,370        388,318        418,707
                                                                                  ------------   ------------   ------------


                                                                                        Balance at beginning of period
                                                                                  ------------------------------------------

                                                                                    Number
                                                                                      of
                                                                                   accounts        Amount
                                                                                     with            of           Amount
                                                                                   security       maturity          of
                                                                                    holders         value        reserves
                                                                                  ------------   ------------   ------------

Additional Interest on R-Series Single
  Payment Reserves:
    R-76                                                        3.5                   Not            Not                  3
    R-77                                                        3.5               Applicable     Applicable               7
    R-78                                                        3.5                                                      16
    R-79                                                        3.5                                                      20
    R-80                                                        3.5                                                      25
    R-81                                                        3.5                                                       9
    R-82A                                                       3.5                                                      42
    RP-Q                                                      (note a)                                                    0
    R-II                                                        3.5                                                      23
    RP-2-84                                                     3.5                                                      73
    RP-2-85                                                     3.5                                                      20
    RP-2-86                                                     3.5                                                       9
    RP-2-87                                                     3.5                                                      15
    RP-2-88                                                     3.5                                                      17
    Cash Reserve RP                                           (note b)                                                    0
    IC-Flexible Savings RP                                    (note d)                                                  329
    RP-Preferred Investors                                    (note d)                                                    5
    Cash Reserve RP-3 mo.                                     (note e)                                                   47
    IC-Flexible Savings RP Emp                                (note d)                                                   11
    IC-Future Value                                           (note f)                                               55,838
    IC-Future Value Emp                                       (note f)                                                1,769
    RP-Stock Market                                           (note g)                                                  309
    RP-Market Strategy                                        (note g)                                                    0
    D-1                                                       (note a)                                                    0
                                                                                                                ------------

                Total                                                                                                58,587
                                                                                                                ------------

  Accrued for additional credits to be allowed
    at next anniversaries:
    RP-Stock Market                                                                                                   3,597
    RP-Market Strategy                                                                                                    0
                                                                                                                ------------

                Total single payment                                                                              3,234,675
                                                                                                                ------------

  Paid-up certificates:
    Series 15 and 20                                            3.25                       14            123            108
       "   15A and 22A                                          3.5                       662          8,525          7,638
       "   I-76                                                 3.5                       648          3,194          2,094
                                                                                  ------------   ------------   ------------

                Total                                                                   1,324         11,842          9,840
                                                                                  ------------   ------------   ------------


                                                                                                  Additions
                                                                                  ------------------------------------------


                                                                                                                  Charged
                                                                                    Charged        Reserve       to other
                                                                                   to profit      payments by    accounts
                                                                                   and loss      certificate       (per
                                                                                   or income       holders        part 2)
                                                                                  ------------   ------------   ------------

Additional Interest on R-Series Single
  Payment Reserves:
    R-76                                                        3.5                         4              0              0
    R-77                                                        3.5                        20              0              0
    R-78                                                        3.5                        23              0              0
    R-79                                                        3.5                        38              0              0
    R-80                                                        3.5                        37              0              0
    R-81                                                        3.5                        17              0              0
    R-82A                                                       3.5                        46              0              0
    RP-Q                                                      (note a)                     87              0              0
    R-II                                                        3.5                        32              0              0
    RP-2-84                                                     3.5                       109              0              0
    RP-2-85                                                     3.5                        29              0              0
    RP-2-86                                                     3.5                        12              0              0
    RP-2-87                                                     3.5                        24              0              0
    RP-2-88                                                     3.5                        27              0              0
    Cash Reserve RP                                           (note b)                      1              0              0
    IC-Flexible Savings RP                                    (note d)                  7,390              0              0
    RP-Preferred Investors                                    (note d)                    141              0              0
    Cash Reserve RP-3 mo.                                     (note e)                  1,061              0              0
    IC-Flexible Savings RP Emp                                (note d)                    322              0              0
    IC-Future Value                                           (note f)                 14,621              0              0
    IC-Future Value Emp                                       (note f)                    516              0              0
    RP-Stock Market                                           (note g)                    488              0              0
    RP-Market Strategy                                        (note g)                    159              0              0
    D-1                                                       (note a)                  1,701              0              0
                                                                                  ------------   ------------   ------------

                Total                                                                  26,905              0              0
                                                                                  ------------   ------------   ------------

  Accrued for additional credits to be allowed
    at next anniversaries:
    RP-Stock Market                                                                     8,936              0              0
    RP-Market Strategy                                                                    446              0              0
                                                                                  ------------   ------------   ------------

                Total single payment                                                  207,130      1,110,658        143,892
                                                                                  ------------   ------------   ------------

  Paid-up certificates:
    Series 15 and 20                                            3.25                        3              0              0
       "   15A and 22A                                          3.5                       217              0          1,176
       "   I-76                                                 3.5                        72              0            369
                                                                                  ------------   ------------   ------------

                Total                                                                     292              0          1,545
                                                                                  ------------   ------------   ------------


                                                                                                   Deductions
                                                                                  ------------------------------------------


                                                                                                                 Credited
                                                                                                    Cash         to other
                                                                                                 surrenders      accounts
                                                                                                  prior to         (per
                                                                                  Maturities      maturity        part 2)
                                                                                  ------------   ------------   ------------

Additional Interest on R-Series Single
  Payment Reserves:
    R-76                                                        3.5                         0              1              4
    R-77                                                        3.5                         0              1             21
    R-78                                                        3.5                         0              3             24
    R-79                                                        3.5                         0              1             38
    R-80                                                        3.5                         0              2             39
    R-81                                                        3.5                         0              1             18
    R-82A                                                       3.5                         0              4             48
    RP-Q                                                      (note a)                      0              0             87
    R-II                                                        3.5                         0              2             34
    RP-2-84                                                     3.5                         0              7            120
    RP-2-85                                                     3.5                         0              1             32
    RP-2-86                                                     3.5                         0              4             13
    RP-2-87                                                     3.5                         0              1             25
    RP-2-88                                                     3.5                         0              2             29
    Cash Reserve RP                                           (note b)                      0              0              1
    IC-Flexible Savings RP                                    (note d)                      0            764          6,706
    RP-Preferred Investors                                    (note d)                      0              1            143
    Cash Reserve RP-3 mo.                                     (note e)                      0             12          1,062
    IC-Flexible Savings RP Emp                                (note d)                      0             34            289
    IC-Future Value                                           (note f)                 19,220          4,795              0
    IC-Future Value Emp                                       (note f)                    534             36              0
    RP-Stock Market                                           (note g)                      0             41            482
    RP-Market Strategy                                        (note g)                      0              0            140
    D-1                                                       (note a)                      0            119          1,582
                                                                                  ------------   ------------   ------------

                Total                                                                  19,754          5,832         10,937
                                                                                  ------------   ------------   ------------

  Accrued for additional credits to be allowed
    at next anniversaries:
    RP-Stock Market                                                                         0             99          5,502
    RP-Market Strategy                                                                      0              0              0
                                                                                  ------------   ------------   ------------

                Total single payment                                                  139,981      1,448,369        145,036
                                                                                  ------------   ------------   ------------

  Paid-up certificates:
    Series 15 and 20                                            3.25                        6              2              5
       "   15A and 22A                                          3.5                     1,531            680          1,356
       "   I-76                                                 3.5                         0            387              9
                                                                                  ------------   ------------   ------------

                Total                                                                   1,537          1,069          1,370
                                                                                  ------------   ------------   ------------


                                                                                          Balance at close of period
                                                                                  ------------------------------------------

                                                                                    Number
                                                                                      of
                                                                                   accounts        Amount
                                                                                     with            of           Amount
                                                                                   security       maturity          of
                                                                                    holders         value        reserves
                                                                                  ------------   ------------   ------------

Additional Interest on R-Series Single
  Payment Reserves:
    R-76                                                        3.5                   Not            Not                  2
    R-77                                                        3.5               Applicable     Applicable               5
    R-78                                                        3.5                                                      12
    R-79                                                        3.5                                                      19
    R-80                                                        3.5                                                      21
    R-81                                                        3.5                                                       7
    R-82A                                                       3.5                                                      36
    RP-Q                                                      (note a)                                                    0
    R-II                                                        3.5                                                      19
    RP-2-84                                                     3.5                                                      55
    RP-2-85                                                     3.5                                                      16
    RP-2-86                                                     3.5                                                       4
    RP-2-87                                                     3.5                                                      13
    RP-2-88                                                     3.5                                                      13
    Cash Reserve RP                                           (note b)                                                    0
    IC-Flexible Savings RP                                    (note d)                                                  249
    RP-Preferred Investors                                    (note d)                                                    2
    Cash Reserve RP-3 mo.                                     (note e)                                                   34
    IC-Flexible Savings RP Emp                                (note d)                                                   10
    IC-Future Value                                           (note f)                                               46,444
    IC-Future Value Emp                                       (note f)                                                1,715
    RP-Stock Market                                           (note g)                                                  274
    RP-Market Strategy                                        (note g)                                                   19
    D-1                                                       (note a)                                                    0
                                                                                                                ------------

                Total                                                                                                48,969
                                                                                                                ------------

  Accrued for additional credits to be allowed
    at next anniversaries:
    RP-Stock Market                                                                                                   6,932
    RP-Market Strategy                                                                                                  446
                                                                                                                ------------

                Total single payment                                                                              2,962,969
                                                                                                                ------------

  Paid-up certificates:
    Series 15 and 20                                            3.25                       10            110             98
       "   15A and 22A                                          3.5                       358          6,307          5,464
       "   I-76                                                 3.5                       613          3,131          2,139
                                                                                  ------------   ------------   ------------

                Total                                                                     981          9,548          7,701
                                                                                  ------------   ------------   ------------


                                                                                        Balance at beginning of period
                                                                                  ------------------------------------------

                                                                                    Number
                                                                                      of
                                                                                   accounts        Amount
                                                                                     with            of           Amount
                                                                                   security       maturity          of
                                                                                    holders         value        reserves
                                                                                  ------------   ------------   ------------

  Additional credits and accrued interest thereon:
    Series 15 and 20                                            2.5                   Not            Not                  3
       "   15A and 22A                                           3                Applicable     Applicable             273
       "   I-76                                                 3.5                                                     165
                                                                                                                ------------

                Total                                                                                                   441
                                                                                                                ------------

  Accrued for additional credits to be allowed
   at next anniversaries                                                                                                 42
                                                                                  ------------   ------------   ------------

                Total paid-up                                                           1,324         11,842         10,323
                                                                                  ------------   ------------   ------------

  Optional settlement certificates:
    Series 1, IST&G                                              3                         13                             6
    Other series and conversions from Single
      Payment certificates                                  2.5-3-3-3.5                 8,329                       101,339
    Series R-76 thru R-82A                                       3                         46                           173
    Series R-II & RP-2-84 thru 88                               3.5                        29                           464
    Reserve Plus Single-Payment                               (note a)                    146                         1,429
    Reserve Plus Flex-Pay & IC-Q-Inst                         (note a)                     18                           105
    Series R-Installment                                      (note a)                     59                           301
    Series R-Single-Payment                                   (note a)                     27                            72
    Add'l credits and accrued int. thereon                     2.5-3                  Not            Not             11,139
    Add'l credits and accrued int. thereon-IST&G               2.5-3              Applicable     Applicable               0
    Accrued for additional credits to be allowed
      at next anniversaries                                                                                             860
    Accrued for additional credits to be allowed
      at next anniversaries-R-76 thru R-82A & R-II                                                                        4
    Accrued for additional credits to be allowed
      at next anniversaries-IST&G                                                                                         0
                                                                                  ------------                  ------------

                Total optional settlement                                               8,667                       115,892
                                                                                  ------------                  ------------

                                                                                                     Not
Due to unlocated certificate holders                                                             Applicable             291
                                                                                                                ------------


                Total certificate reserves                                                                        3,724,978
                                                                                                                ============


                                                                                                  Additions
                                                                                  ------------------------------------------


                                                                                                                  Charged
                                                                                    Charged        Reserve       to other
                                                                                   to profit      payments by    accounts
                                                                                   and loss      certificate       (per
                                                                                   or income       holders        part 2)
                                                                                  ------------   ------------   ------------

  Additional credits and accrued interest thereon:
    Series 15 and 20                                            2.5                         0              0              1
       "   15A and 22A                                           3                          6              0             46
       "   I-76                                                 3.5                         6              0             19
                                                                                  ------------   ------------   ------------

                Total                                                                      12              0             66
                                                                                  ------------   ------------   ------------

  Accrued for additional credits to be allowed
   at next anniversaries                                                                   58              0              0
                                                                                  ------------   ------------   ------------

                Total paid-up                                                             362              0          1,611
                                                                                  ------------   ------------   ------------

  Optional settlement certificates:
    Series 1, IST&G                                              3                          0              0              0
    Other series and conversions from Single
      Payment certificates                                  2.5-3-3-3.5                 2,938              0          3,807
    Series R-76 thru R-82A                                       3                          5              0             13
    Series R-II & RP-2-84 thru 88                               3.5                        15              0              5
    Reserve Plus Single-Payment                               (note a)                     52              0             60
    Reserve Plus Flex-Pay & IC-Q-Inst                         (note a)                      2              0             49
    Series R-Installment                                      (note a)                      9              0             21
    Series R-Single-Payment                                   (note a)                      2              0              0
    Add'l credits and accrued int. thereon                     2.5-3                      296              0          1,715
    Add'l credits and accrued int. thereon-IST&G               2.5-3                        0              0              0
    Accrued for additional credits to be allowed
      at next anniversaries                                                             1,678              0              0
    Accrued for additional credits to be allowed
      at next anniversaries-R-76 thru R-82A & R-II                                          8              1              0
    Accrued for additional credits to be allowed
      at next anniversaries-IST&G                                                           0              0              0
                                                                                  ------------   ------------   ------------

                Total optional settlement                                               5,005              1          5,670
                                                                                  ------------   ------------   ------------

                                                                                                     Not
Due to unlocated certificate holders                                                             Applicable             164
                                                                                  ------------   ------------   ------------


                Total certificate reserves                                            224,409      1,192,026        161,406
                                                                                  ============   ============   ============

Provision for certificate reserves and additional
  credits, per Statement of Operations                                                168,134
Provision for reconversion applied against reserve recoveries from
  terminations prior to maturity in Statement of Operations                                 0
Income (loss) from purchased and written call options included
  in provision for certificate reserves in Statement of Operations                     56,275
                                                                                  ------------

                                                                                      224,409
                                                                                  ============


                                                                                                   Deductions
                                                                                  ------------------------------------------


                                                                                                                 Credited
                                                                                                    Cash         to other
                                                                                                 surrenders      accounts
                                                                                                  prior to         (per
                                                                                  Maturities      maturity        part 2)
                                                                                  ------------   ------------   ------------

  Additional credits and accrued interest thereon:
    Series 15 and 20                                            2.5                         1              0              0
       "   15A and 22A                                           3                        102             19             53
       "   I-76                                                 3.5                         0             18              0
                                                                                  ------------   ------------   ------------

                Total                                                                     103             37             53
                                                                                  ------------   ------------   ------------

  Accrued for additional credits to be allowed
   at next anniversaries                                                                    0              0             66
                                                                                  ------------   ------------   ------------

                Total paid-up                                                           1,640          1,106          1,489
                                                                                  ------------   ------------   ------------

  Optional settlement certificates:
    Series 1, IST&G                                              3                          1              0              0
    Other series and conversions from Single
      Payment certificates                                  2.5-3-3-3.5                 6,067          7,438              0
    Series R-76 thru R-82A                                       3                         42             18              0
    Series R-II & RP-2-84 thru 88                               3.5                        76             20              0
    Reserve Plus Single-Payment                               (note a)                     58            264              0
    Reserve Plus Flex-Pay & IC-Q-Inst                         (note a)                     20             39              0
    Series R-Installment                                      (note a)                     47             28              0
    Series R-Single-Payment                                   (note a)                     18             18              0
    Add'l credits and accrued int. thereon                     2.5-3                      993            939            360
    Add'l credits and accrued int. thereon-IST&G               2.5-3                        0              0              0
    Accrued for additional credits to be allowed
      at next anniversaries                                                                16              0          1,721
    Accrued for additional credits to be allowed
      at next anniversaries-R-76 thru R-82A & R-II                                          1              1              8
    Accrued for additional credits to be allowed
      at next anniversaries-IST&G                                                           0              0              0
                                                                                  ------------   ------------   ------------

                Total optional settlement                                               7,339          8,765          2,089
                                                                                  ------------   ------------   ------------

                                                                                      Not
Due to unlocated certificate holders                                              Applicable              10             88
                                                                                  ------------   ------------   ------------


                Total certificate reserves                                            157,300      1,579,254        161,382
                                                                                  ============   ============   ============


                                                                                          Balance at close of period
                                                                                  ------------------------------------------

                                                                                    Number
                                                                                      of
                                                                                   accounts        Amount
                                                                                     with            of           Amount
                                                                                   security       maturity          of
                                                                                    holders         value        reserves
                                                                                  ------------   ------------   ------------

  Additional credits and accrued interest thereon:
    Series 15 and 20                                            2.5                   Not            Not                  3
       "   15A and 22A                                           3                Applicable     Applicable             151
       "   I-76                                                 3.5                                                     172
                                                                                                                ------------

                Total                                                                                                   326
                                                                                                                ------------

  Accrued for additional credits to be allowed
   at next anniversaries                                                                                                 34
                                                                                  ------------   ------------   ------------

                Total paid-up                                                             981          9,548          8,061
                                                                                  ------------   ------------   ------------

  Optional settlement certificates:
    Series 1, IST&G                                              3                         12                             5
    Other series and conversions from Single
      Payment certificates                                  2.5-3-3-3.5                 7,454                        94,579
    Series R-76 thru R-82A                                       3                         32                           131
    Series R-II & RP-2-84 thru 88                               3.5                        19                           388
    Reserve Plus Single-Payment                               (note a)                    124                         1,219
    Reserve Plus Flex-Pay & IC-Q-Inst                         (note a)                     22                            97
    Series R-Installment                                      (note a)                     47                           256
    Series R-Single-Payment                                   (note a)                     31                            38
    Add'l credits and accrued int. thereon                     2.5-3                  Not            Not             10,858
    Add'l credits and accrued int. thereon-IST&G               2.5-3              Applicable     Applicable               0
    Accrued for additional credits to be allowed
      at next anniversaries                                                                                             801
    Accrued for additional credits to be allowed
      at next anniversaries-R-76 thru R-82A & R-II                                                                        3
    Accrued for additional credits to be allowed
      at next anniversaries-IST&G                                                                                         0
                                                                                  ------------                  ------------

                Total optional settlement                                               7,741                       108,375
                                                                                  ------------                  ------------

                                                                                                     Not
Due to unlocated certificate holders                                                             Applicable             357
                                                                                                                ------------


                Total certificate reserves                                                                        3,404,883
                                                                                                                ============

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

(g) On this series of certificates, the certificate holder may elect to receive minimum interest only or minimum interest plus participation interest.
     Minimum interest is declared by IDSC for a twelve-month term and is credited to the the reserves maintained at the end of each certificate term. Participation interest is determined at the end of each certificate term by multiplying the market participation rate in effect at the beginning of the certificate term for each certificate times any total percentage appreciation in a broad stock market indicator subject to specified maximums. Participation interest is credited to the reserves maintained at the end of each certificate term.


 Part 2 - Description of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

                  Year ended December 31, 1998
                        ($ in thousands)



                                                              Additions to reserves charged to other accounts
                                            ------------------------------------------------------------------------------------

                                                                                              Transfers of
                                                                                             maturities to
                                               Reconversions                                    extended
                                                 of paid-up                                   maturities-
                                                certificate                                    charged to
                                                  charged               Charged               reserves to
                                                 to paid-up               to                 mature, addi-
                                                reserves and            advance             tional credits/
                                                reserve for            payments               interest and
                                               reconversions            reserve             advance payments            Total
                                            ---------------------   ----------------    -------------------------     ----------
Reserves to mature installment
  certificates:

  Series 15, including extended
             maturities                               0                  0                            0                   0
  Series 20, including extended
             maturities                               0                  1                            8                   9
  Series 15A, including extended
              maturities                              0                  1                            0                   1
  Series 22A, including extended
              maturities                            165                159                          324                 648
  Series I-76                                         7                 19                            0                  26
  Series Reserve Plus Flexible Payment                0                  0                           37                  37
  Series IC-Q-Installment                             0                  0                           13                  13
  Series IC-Q-Ins                                     0                  0                          933                 933
  Series IC-Q-Ins Emp                                 0                  0                            6                   6
  Series IC-I                                         0                  0                        7,631               7,631
  Series IC-I-Emp                                     0                  0                           61                  61
  Series Inst                                         0                  0                          118                 118
  Series Inst-Emp                                     0                  0                            1                   1
  Series RP-Q-Installment                             0                  0                           49                  49
  Series RP-Q-Flexible Payment                        0                  0                            3                   3
  Series RP-Q-Ins                                     0                  0                           33                  33
  Series RP-Q-Ins Emp                                 0                  0                            1                   1
  Series RP-I                                         0                  0                          102                 102
  Series RP-I Emp                                     0                  0                            0                   0
                                          --------------   ----------------    -------------------------          ----------

              Total                                 172                180                        9,320               9,672
                                          ==============   ================    =========================     ==================


        Part 2 - Description of Additions to Reserves Charged to Other
       Accounts and Deductions from Reserves Credited to Other Accounts

                         Year ended December 31, 1998
                               ($ in thousands)



                       Deductions from reserves credited to other accounts
       -------------------------------------------------------------------------------------

                                Conversions
                                to optional             Maturities
                                 settlement             transferred
         Conversions           certificates-            to extended
          to paid-up              credited              maturities-
        certificates-           to optional             credited to
           credited              settlement             reserves to
          to paid-up            reserves and              mature-
          surrender              surrender               extended
            income                 income               maturities               Total
       -----------------     -------------------     ------------------     ----------------




               0                       0                      0                    0

               0                      39                      8                   47

               0                       0                      0                    0

             974                     894                    324                2,192
             290                       0                      0                  290
               0                       0                      0                    0
               0                       0                      0                    0
               0                      48                      0                   48
               0                       0                      0                    0
               0                       0                      0                    0
               0                       0                      0                    0
               0                       0                      0                    0
               0                       0                      0                    0
               0                       9                      0                    9
               0                       0                      0                    0
               0                      12                      0                   12
               0                       0                      0                    0
               0                       0                      0                    0
               0                       0                      0                    0
-----------------     -------------------     ------------------     ----------------

           1,264                   1,002                    332                2,598
=================     ===================     ==================     ================


 Part 2 - Description of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

                  Year ended December 31, 1998
                        ($ in thousands)


                                                         Additions to reserves charged to other accounts
                                        ----------------------------------------------------------------------------


                                                                   Additions             Additions to
                                                                   to advance             reserves to
                                           Reconversions           payments-            mature-extended
                                             of paid-up            charged to             maturities
Payments made in advance                   certificates-            default               charged to
  of current certificate                     charged to             interest              reserves to
  year requirements and                       paid-up               on late               mature from
  accrued interest thereon:                   reserves              payments               maturity              Total
                                        ---------------------   -----------------   ------------------------   ----------

  Series 15, including extended
             maturities                                0                   0                          0            0
  Series 20, including extended
             maturities                                0                   0                          0            0
  Series 15A, including extended
              maturities                               0                   0                          0            0
  Series 22A, including extended
              maturities                               5                   0                         12           17
  Series I-76                                          0                   1                          0            1
  Series Reserve Plus Flexible Payment                 0                   0                          0            0
  Series IC-Q Installment                              0                   0                          0            0
  Series IC-Q Ins                                      0                   0                          0            0
  Series IC-Q Ins Emp                                  0                   0                          0            0
  Series IC-I                                          0                   0                          0            0
  Series IC-I Emp                                      0                   0                          0            0
  Series RP-Q Installment                              0                   0                          0            0
  Series RP-Q Flexible Payment                         0                   0                          0            0
  Series RP-Q Ins                                      0                   0                          0            0
  Series RP-Q Ins Emp                                  0                   0                          0            0
  Series RP-I                                          0                   0                          0            0
  Series RP-I Emp                                      0                   0                          0            0
                                        -----------------   -----------------   ------------------------   ----------

              Total                                    5                   1                         12           18
                                        =================   =================   ========================   ==========


         Part 2 - Description of Additions to Reserves Charged to Other
        Accounts and Deductions from Reserves Credited to Other Accounts

                          Year ended December 31, 1998
                                ($ in thousands)


                                     Deductions from reserves credited to other accounts
        -------------------------------------------------------------------------------------------------------

                                                           Maturities
                                    Conversions            transferred
            Applied to              to optional            to extended
           certificates-             settlement            maturities-            Conversions
            credited to            certificates-           credited to            to paid-up
            reserves to               credited              reserves             certificates-
              mature,               to optional            to mature-             credited to
              loading                settlement             extended                paid-up
           and insurance              reserves             maturities              reserves            Total
        --------------------    ---------------------   ------------------    --------------------    ---------


                          0                        0                    0                       0            0

                          1                        1                    0                       0            2

                          1                        0                    0                       0            1

                        159                       41                   12                       1          213
                         19                        0                    0                       0           19
                          0                        0                    0                       0            0
                          0                        0                    0                       0            0
                          0                        0                    0                       0            0
                          0                        0                    0                       0            0
                          0                        0                    0                       0            0
                          0                        0                    0                       0            0
                          0                        0                    0                       0            0
                          0                        0                    0                       0            0
                          0                        0                    0                       0            0
                          0                        0                    0                       0            0
                          0                        0                    0                       0            0
                          0                        0                    0                       0            0
        --------------------    ---------------------   ------------------    --------------------    ---------

                        180                       42                   12                       1          235
        ====================    =====================   ==================    ====================    =========


                                      Certificate Reserves
                                       ($ in thousands)
                 Part 2 - Descriptions of Additions to Reserves Charged to Other
                 Accounts and Deductions from Reserves Credited to Other Accounts

                 Additional credits on installment certificates and
                   accrued interest thereon:
                     Other additions represent:
                       Transfers from accruals for additional credits to be allowed at next anniversaries      $        281
                       Reconversions of paid-up certificates-charged to paid-up reserves                                 32
                       Transfers from maturities to extended maturities                                                  66
                                                                                                                  ----------
                                                                                                               $        379
                                                                                                                  ==========
                     Other deductions represent:
                       Transfers to reserves on a quarterly basis for Reserve Plus Flexible-
                         Payment, IC-Q-Installment and R-Flexible-Payment                                      $      8,993
                       Conversions to optional settlement certificates-credited to optional
                         settlement reserves                                                                            225
                       Conversions to paid-up certificates-credited to paid-up reserves                                 276
                       Transfers to extended maturities at maturity                                                      66
                                                                                                                  ----------
                                                                                                               $      9,560
                                                                                                                  ==========
                 Accrual for additional credits to be allowed on installment certificates at next anniversaries:
                     Other deductions represent:
                       Transfers to reserves for additional credits on installment certificates                $        281
                                                                                                                  ==========

                 Reserve for death and disability refund options:
                     Other deductions represent:
                       Payments, in excess of installment reserves, made to certificate holders
                         who exercised the death and disability refund options.                                $          0
                                                                                                                  ==========

                 Reserve for reconversions of paid-up certificates:
                     The amount shown as charged to profit and loss has been deducted from
                       reserve recoveries in the accompanying Statement of Operations                          $          0
                                                                                                                  ==========

                     Other deductions represent:
                       Amounts credited to installment certificate reserves to mature, on
                       reconversions of paid-up certificates.                                                  $          0
                                                                                                                  ==========

                 Paid-up certificates:
                   Other additions represent:
                     Conversions from installment certificates (charged to installment reserves
                       less surrender charges)                                                                 $      1,545
                     Transfers from accrual for additional credits to be allowed at next
                        anniversaries                                                                                    66
                                                                                                                  ----------
                                                                                                               $      1,611
                                                                                                                  ==========
                   Other deductions represent:
                     Transfers credited to installment reserves on reconversions to installment
                       certificates                                                                            $        209
                     Transfers for accrual for additional credits and accrued interest thereon                           66
                     Transfers to settlement options                                                                  1,214
                                                                                                                  ----------
                                                                                                                $     1,489



                                      Certificate Reserves
                                       ($ in thousands)

                 Part 2 - Descriptions of Additions to Reserves Charged to Other
                 Accounts and Deductions from Reserves Credited to Other Accounts

                 Default interest on installment certificates:
                   Other additions represent:
                     Reconversions  of paid-up certificates charged to paid-up reserves                        $          0
                                                                                                                  ==========

                   Other deductions represent:
                     Conversions to paid-up certificates - credited to paid-up reserves                        $          5
                     Transfers to advance payments as late payments are credited to
                       certificates                                                                                       1
                                                                                                                  ----------
                                                                                                               $          6
                                                                                                                  ==========
                 Optional settlement certificates:
                   Other additions represent:
                     Transfers from installment certificate reserves (less surrender charges), single-payment and Series D certificate reserves upon election of
                       optional settlement privileges                                                          $      2,743
                     Transfers from paid-up certificate reserves                                                      1,214
                     Transfers from accruals for additional credits to be allowed at next
                        anniversaries                                                                                 1,713
                                                                                                                  ----------
                                                                                                               $      5,670
                                                                                                                  ==========
                   Other deductions represent:
                     Transfers to reserve for additional credits and accrued interest thereon                  $      1,721
                     Transfers to optional settlement reserves                                                          368
                                                                                                                  ----------
                                                                                                               $      2,089
                                                                                                                  ==========
                 Single-Payment certificates:
                    Other additions represent:
                     Transfers from accruals for additional credits to be allowed at next
                        anniversaries                                                                          $        605
                     Transfers from accruals on a quarterly basis on:
                       Reserve Plus Single-Payment                                                                      281
                       Cash Reserve Single-Payment                                                                        7
                       Flexible Savings                                                                              32,199
                       Flexible Savings-Emp                                                                             819
                       Preferred Investors                                                                            4,445
                       Investors                                                                                     38,873
                       Special Deposits                                                                               9,606
                       Cash Reserve                                                                                     123
                       Cash Reserve-3mo                                                                               8,132
                       Future Value                                                                                       1
                       Stock Market                                                                                  30,686
                       Market Strategy                                                                                  654
                       AEBI Stock Market                                                                                227
                       R82-B                                                                                             87
                       Cash Reserve-RP                                                                                    1
                       Cash Reserve-RP-3mo                                                                            1,062
                       Flexible Saving-RP                                                                             6,706
                       Flexible Savings-RP-Emp                                                                          290
                       Preferred Investors-RP                                                                           143
                       Stock Market-RP                                                                                5,983
                       Market Strategy-RP                                                                               141

                     Transfers from accruals at anniversaries maintained in a separate
                       reserve account.                                                                               2,821
                                                                                                                  ----------
                                                                                                               $    143,892
                                                                                                                  ==========




                                      Certificate Reserves
                                       ($ in thousands)

                 Part 2 - Descriptions of Additions to Reserves Charged to Other
                 Accounts and Deductions from Reserves Credited to Other Accounts

                 Single-Payment certificates continued:
                    Other deductions represent:
                     Transfers to optional settlement reserves:
                       Single-Payment                                                                          $      1,882
                       R Single-Payment                                                                                  10
                     Transfers to reserves for additional credits and accrued interest thereon                        2,821
                     Transfers to a separate reserve account from the accrual account                                   605
                     Transfers to reserves on a quarterly basis:
                       Reserve Plus Single-Payment                                                                      281
                       Cash Reserve Single-Payment                                                                        7
                       Flexible Savings                                                                              32,199
                       Flexible Savings-Emp                                                                             819
                       Preferred Investors                                                                            4,451
                       Investors                                                                                     38,873
                       Special Deposits                                                                               9,606
                       Cash Reserve                                                                                     124
                       Cash Reserve-3mo                                                                               8,133
                       Stock Market                                                                                  30,686
                       AEBI Stock Market                                                                                227
                       R82-B                                                                                             87
                       Cash Reserve-RP                                                                                    1
                       Cash Reserve-RP-3mo                                                                            1,062
                       Flexible Saving-RP                                                                             6,706
                       Flexible Savings-RP-Emp                                                                          289
                       Preferred Investors-RP                                                                           143
                       Stock Market-RP                                                                                5,984
                     Transfers to Federal tax withholding                                                                40
                                                                                                                  ----------
                                                                                                               $    145,036
                                                                                                                  ==========

                 Due to unlocated certificate holders:
                    Other additions represent:
                     Amounts equivalent to payments due certificate holders who could
                       not be located                                                                          $        164
                                                                                                                  ==========

                    Other deductions represent:
                     Payments to certificate holders credited to cash                                          $         88
                                                                                                                  ==========




Part 3 - Information Regarding Installment Certificates
              Classified by Age Groupings
                   ($ in thousands)

             Year ended December 31, 1998
                                                                                                          Deductions from Reserves
                                                                                                        ---------------------------

                                                              Number of                                   Cash
                                                           Accounts with    Amount of      Amount of      Surrenders
                                        Months        Certificate Holders  Maturity Value  Reserves       Prior to
Certificate Series                        Paid             December 31,    December 31,    December 31,   Maturity       Other
                                      ------------   ----------------------------------------------------------------------------

                                                         1997   1998      1997   1998     1997    1998
                                                     ---------  ------  ------- -------  ------  -------
20, including extended maturities     169-180               0    0         0      0       0       0           0           0
                                      181-192               0    0         0      0       0       0           0           0
                                      193-204               0    0         0      0       0       0           0           0
                                      205-216               0    0         0      0       0       0           0           0
                                      217-228               0    0         0      0       0       0           0           0
                                      229-240     (a)       1    0         8      0       7       0           0           8
                                      241-252               0    1         0     13       0       8           0           0
                                      253-264               0    0         0      0       0       0           0           0
                                      265-276               0    0         0      0       0       0           0           0
                                      277-288               0    0         0      0       0       0           0           0
                                      289-300               0    0         0      0       0       0           0           0
                                      301-312               1    0        14      0      11       0           0          11
                                      313-324               0    0         0      0       0       0           0           0
                                      325-336               1    0        14      0      12       0           0           0
                                      337-348               4    2        46     25      42      26           0           0
                                      349-360     (a)       4    2        52     21      52      20          30          28
                                                     ---------  -----   ------  -----  ------    ------   -------      ------

  Total                                                    11    5       134     59      24      54          30          47
                                                     ---------  -----   ------  ------  -----    -------  -------      ------

15A, including extended maturities     97-108               0    0         0      0       0       0           0           0
                                      109-120               0    0        17      0      10       0           0           0
                                      121-132               1    0         0      0       0      10           0           0
                                      133-144               0    1         0      0       0       0           0           0
                                      145-156               0    0         0      0       0       0           0           0
                                      157-168               0    0         0      0       0       0           0           0
                                      169-180     (a)       0    0         0      0       0       0           0           0
                                      181-192               0    0         0      0       0       0           0           0
                                      193-204               0    0         0      0       0       0           0           0
                                      205-216               1    0         7      0       6       0           0           0
                                      217-228               1    1        10     11       9       6           0           0
                                      229-240               1    1         5     17       5      10           0           0
                                      241-252               1    0         9      0       8       0           5           0
                                                     ---------  -----   -----  ------  -----    ------    -------      ------

  Total                                                     5    3        48     28      38      26           5           0
                                                     ---------  ------   ----  -----   -----    -------    ------      ------


Part 3 - Information Regarding Installment Certificates
              Classified by Age Groupings
                   ($ in thousands)

             Year ended December 31, 1998
                                                                                                            Deductions from Reserves
                                                                                                           -------------------------

                                                             Number of                                               Cash
                                                           Accounts with         Amount of           Amount of      Surrenders
                                         Months          Certificate Holders   Maturity Value        Reserves       Prior to
Certificate Series                         Paid             December 31,        December 31,        December 31,    Maturity   Other
                                       ------------      ---------------------------------------------------------------------------

                                                            1997      1998      1997      1998       1997      1998
                                                         --------  ---------   ------- ---------  ---------  --------
22A, including extended maturities       61-72                 1         0        19         0          3         0      0        0
                                         73-84                 0         1         0        19          0         4      0        0
                                         85-96                 1         0        13         0          3         0      0        6
                                        97-108                 1         1        19        13          6         4      0        0
                                       109-120                 1         0        15         0          5         0      0        0
                                       121-132                 3         1        75        15         29         6      0        0
                                       133-144                 1         3        19        75          8        31      0        0
                                       145-156                 4         1        94        19         45         8      0        0
                                       157-168                 0         4         0        94          0        50      0        0
                                       169-180                 1         0        19         0         11         0      0        0
                                       181-192                 2         1       131        19         84        11      0        0
                                       193-204                 8         3       270       103        182        71      0       97
                                       205-216                10         5       266       148        195       109      0       27
                                       217-228                13        11       266       304        212       240      0        0
                                       229-240                19        13       345       263        295       223     28       49
                                       241-252                17        14       542       253        498       232     14       20
                                       253-264     (a)        91        16     1,954       594      1,680       581    148      836
                                       265-276               114        21     3,347       685      1,999       415     96      176
                                       277-288               118       104     2,916     3,008      1,852     1,907     71       95
                                       289-300               118       101     2,869     2,533      1,946     1,706     95       41
                                       301-312               107       115     2,296     2,807      1,640     2,015     23      153
                                       313-324               103        96     1,916     2,049      1,444     1,546     35       51
                                       325-336                82        95     1,569     1,773      1,248     1,412     21       21
                                       337-348                80        76     1,130     1,494        950     1,253     44       27
                                       349-360                68        69     1,062     1,000        940       884     40       84
                                       361-372                30        62       468       932        436       868     66       30
                                       373-384                27        28       341       416        334       408     32      253
                                                         --------  --------  -------- ----------  --------  ---------  ----  -------

  Total                                                    1,020       841    21,961    18,616     16,045    13,984    713    1,966
                                                          --------    -----  --------  --------  --------- ----------  ----  ------


Part 3 - Information Regarding Installment Certificates
              Classified by Age Groupings
                   ($ in thousands)

             Year ended December 31, 1998
                                                                                                            Deductions from Reserves
                                                                                                      -----------------------------

                                                       Number of                                            Cash
                                                    Accounts with            Amount of       Amount of      Surrenders
                                   Months      Certificate Holders       Maturity Value      Reserves       Prior to
Certificate Series                   Paid           December 31,          December 31,       December 31,   Maturity       Other
                                 -------------------------------------------------------------------------------------     ---------

                                                 1997  1998             1997    1998        1997    1998
                                            ----------- -------    ----------- --------   -------
I-76                               61-72             1     1              62      62         6       7         0             0
                                   73-84             0     0               0       0         0       0         0             0
                                   85-96             0     0               0       0         0       0         0             0
                                   97-108            0     0               0       0         0       0         0             0
                                 109-120             0     1               0      12         0       3         0             0
                                 121-132             1     0              46       0        11       0        11             0
                                 133-144             2     1              68      37        17      10         0             0
                                 145-156             3     1              52      31        15       9         0             0
                                 157-168             2     3              55      52        18      17        10             0
                                 169-180             3     1              86      25        30       9         0            20
                                 181-192            31     2             793      43       313      16         0            19
                                 193-204            89    23           2,359     624       991     267        81            32
                                 205-216           107    72           2,706   1,790     1,225     812       319            46
                                 217-228           110    88           2,519   2,233     1,227   1,092        83            46
                                 229-240           148    97           3,069   2,153     1,610   1,129       258             0
                                 241-252           127   117           2,962   2,328     1,676   1,308       406            73
                                 253-264            71   101           1,630   2,334       971   1,414       213            18
                                 265-276             0    60               0   1,350         0     861        27             0
                                                   ---- -----        --------- ------     ------  -----     -------    -----------


  Total                                            695   568          16,407  13,074     8,110   6,954     1,408        254
                                              --------- --------   ---------  -------- --------  -------  -------

Reserve Plus Flexible Payment    145-156             0     0               0       0         0       0         0          0
                                 157-168            50     0             510       0       209       0         0          0
                                 169-180           138    41           1,169     429       694     187        57          0
                                 181-192            98   110             926     932       463     544       183          0
                                 193-204             0    85               0     806         0     396       137          0
                                            ----------- --------     ---------  ------    -------  ----    -------

  Total                                            286   236           2,605   2,167     1,366   1,127       377          0
                                            ----------- ------    ----------- --------  ------- --------    -------

IC-Q-Installment                 121-132             0     0               0       0         0       0         0          0
                                 133-144            15     0             150       0        93       0         0          0
                                 145-156            49    12             588     120       185      67        30          0
                                 157-168            40    42             394     534       214     177        52          0
                                 169-180             0    34               0     346         0     164        79          0
                                            ----------- ---------     --------  -------  -------  --------   -------

  Total                                            104    88           1,132   1,000       492     408       161          0
                                            ----------- ---------     -------- --------   ------  ---------  -------



Part 3 - Information Regarding Installment Certificates
              Classified by Age Groupings7
                   ($ in thousands)

             Year ended December 31, 1998
                                                                                                      Deductions from Reserves
                                                                                               ------------------------------------

                                         Number of                                                    Cash
                                      Accounts with       Amount of            Amount of              Surrenders
                       Months    Certificate Holders      Maturity Value       Reserves               Prior to
Certificate Series       Paid         December 31,        December 31,         December 31,           Maturity        Other
                     --------------------------------------------------------------------------------------------------------------

                                    1997      1998       1997     1998         1997         1998
                                 --------   --------  --------  ---------   -------- ------------
IC-Q-Ins               37-48           0         0          0        0            0            0              0              0
                       49-60           1         0         12        0            6            0              0              0
                       61-72       1,450         1     18,833       12        8,872            7              0              0
                       73-84       2,495       751     31,597    9,366       13,737        4,132          5,748              0
                       85-96       1,620     1,487     19,313   17,909        8,652        7,794          7,536              0
                      97-108       1,499     1,104     16,776   12,973        7,701        5,870          3,799              0
                     109-120       1,618     1,003     19,301   11,317        8,717        5,189          2,894              0
                     121-132          48        98        472    1,240          149          588          1,980             48
                     133-144          17        40        179      408           73          130             42              0
                     145-156           0        14          0      119            0           58             17              0
                                 --------   ---------------------------------------- ---------------------------    -----------

  Total                            8,748     4,498    106,483   53,344       47,907       23,768         22,016             48
                                 --------   ---------------------------------------- ---------------------------    -----------

IC-Q-Ins Emp           49-60           0         0          0        0            0            0              0              0
                       61-72           9         0         96        0           61            0              0              0
                       73-84          10         4        126       30           64           19             47              0
                       85-96           7         7         63       78           45           48             23              0
                      97-108           5         6         45       57           11           44              6              0
                     109-120           8         5        181       45           26           14              2              0
                     121-132           0         2          0       35            0            7              7              0
                                 --------   ---------------------------------------- ---------------------------    -----------

  Total                               39        24        511      245          207          132             85              0
                                 --------   ---------------------------------------- ---------------------------    -----------

IC-I                   1-12        4,757         5     89,119       99        7,336            9              0              0
                      13-24       10,813     3,898    193,840   71,494       28,085       11,472          1,583              0
                      25-36       13,109     9,013    233,170  159,367       54,541       35,951          4,663              0
                      37-48       11,764    10,741    213,507  185,076       64,318       57,299         10,541              0
                      49-60        9,583     9,633    165,479  172,242       63,685       63,221         11,135              0
                      61-72        5,207     7,823     88,208  131,773       40,039       59,111         11,199              0
                      73-84            0     2,945          0   45,645            0       21,278         20,646              0
                                 --------   ---------------------------------------- ---------------------------    -----------

  Total                           55,233    44,058    983,323  765,696      258,004      248,341         59,767              0
                                 --------   ---------------------------------------- ---------------------------    -----------

IC-I-Emp               1-12           39         0        456        0           50            0              0              0
                      13-24           69        26      1,869      295          221           60             17              0
                      25-36           94        55      1,422      997          324          248             33              0
                      37-48           71        64        953      709          394          278            114              0
                      49-60           53        58        892      802          419          397             57              0
                      61-72           34        44        550      675          305          359             72              0
                      73-84            0        19          0      285            0          188            167              0
                                 --------   ---------------------------------------- ---------------------------    -----------

  Total                              360       266      6,142    3,763        1,713        1,530            460              0

                                 --------   ---------------------------------------- ---------------------------    -----------


Part 3 - Information Regarding Installment Certificates
              Classified by Age Groupings
                   ($ in thousands)

             Year ended December 31, 1998
                                                                                                            Deductions from Reserves
                                                                                                           -------------------------

                                       Number of                                                              Cash
                           Months      Accounts with            Amount of            Amount of                Surrenders
Certificate Series          Paid       Certificate Holders      Maturity Value       Reserves                 Prior to
                                       December 31,             December 31,         December 31,             Maturity         Other
                        -----------------------------------------------------------------------------------------------------------
                                          1997   1998           1997      1998       1997          1998
                                    ----------- ---------  ----------  --------  --------- -------------

Inst                       1-12          3,134  3,774         66,052    66,052      1,807         3,012            174             0
                          13-24              0  2,316              0         0          0         4,177            458             0
                                    ----------- ---------  ----------  ---------  -------- -----------------  ---------    ---------

                                         3,134  6,090         66,052    66,052      1,807         7,189            632             0
                                    ----------- ---------  ----------  ---------   ------- ----------------   ---------    ---------

Inst-Emp                   1-12             17     20            255       255          6            21              3             0
                          13-24              0      7              0         0          0            10              3             0
                                    ----------- ---------   ---------  ---------   ------- -----------------   --------    ---------

                                            17     27            255       255          6            31              6             0
                                    ----------- ---------   ---------  ---------   ------- -----------------   --------    ---------

R Flexible Payment      133-144              0      0              0         0          0             0              0             0
                        145-156             43      0            662         0        377             0              0             0
                        157-168             21     39            337       593        155           365             14             0
                        169-180             70     15            960       253        571           105             39             0
                        181-192             65     51            770       735        623           435            120             9
                        193-204              0     52              0       604          0           517             88             0
                                    ----------- ----------   --------  ---------   ------- ----  -----------   -------    ---------

  Total                                    199    157          2,729     2,185      1,726         1,422            261             9
                                    ----------- ----------   --------  ---------  -------- -----------------   --------    ---------

RP-Q-Installment        121-132              0      0              0         0          0             0              0             0
                        133-144             10      0            133         0         53             0              0             0
                        145-156              8      9            103       126         41            52              3             0
                        157-168              0      7              0        79          0            38              4             0
                                    ----------- -----------   -------  ---------   ------- -----------------   --------    ---------

  Total                                     18     16            236       205         94            90              7             0
                                    ----------- ------------   ------  ---------   ------- -----------------   --------    ---------

RP-Q-Ins                  49-60              0      0              0         0          0             0              0             0
                          61-72             19      0            255         0        148             0              0             0
                          73-84             42     13            905       131        327            95             62             0
                          85-96             52     29          1,808       613        283           184            145             0
                         97-108             49     39            997     1,068        411           250             51             0
                        109-120             78     35          1,084       829        580           290            111             0
                        121-132              3      0             24         0         13             0            115            12
                        133-144              1      2             10        18          3             5              0             0
                                    ----------- ----------   --------  ---------  -------- -----------------   --------    ---------

  Total                                    244    118          5,083     2,659      1,765           824            484            12
                                    ----------- ----------   --------  ---------  --------- ----------------   ---------    --------

RP-Q-Ins Emp             49-60               0      0              0         0          0             0              0             0
                         61-72               2      0             78         0          0             0              0             0
                         73-84               1      1              6        18         10             0              0             0
                         85-96               0      1              0         6          4            10              1             0
                        97-108               0      0              0         0          0             5              0             0
                                    ----------- ----------  ---------  ---------  -------- ------------------  --------    ---------

  Total                                      3      2             84        24         14            15              1             0
                                    ------------  --------  -----------  -------  ------------  -------------  -----------  --------


Part 3 - Information Regarding Installment Certificates
              Classified by Age Groupings
                   ($ in thousands)

             Year ended December 31, 1998
                                                                                                           Deductions from Reserves
                                                                                                       -----------------------------

                                              Number of                                                       Cash
                                           Accounts with       Amount of              Amount of               Surrenders
                          Months      Certificate Holders      Maturity Value         Reserves                Prior to
Certificate Series          Paid           December 31,        December 31,           December 31,            Maturity        Other
                        ------------ -----------------------------------------------------------------------------------------------

                                         1997        1998         1997      1998        1997        1998
                                     ---------     -------------------- ---------------------   ---------

RP-I                      1-12             39           0        1,738         0         120           0          0             0
                         13-24             54          32        1,763     1,652         289         218         11             0
                         25-36             90          46        2,452     1,479         605         387         16             0
                         37-48             83          63        2,710     1,806         782         546        206             0
                         49-60             84          58        2,574     1,574       1,076         441        452             0
                         61-72             62          60        1,426     1,709         559         923        287             0
                         73-84              0          40            0       979           0         331        281             0
                                     ---------     -------------------- ---------------------   --------------------      --------

  Total                                   412         299       12,663     9,199       3,431       2,846      1,253             0
                                     ---------     -------------------- ---------------------   --------------------      --------

RP-I-Emp                  1-12              0           0            0         0           0           0          0             0
                         13-24              1           0          600         0           1           0          0             0
                         25-36              1           0            6         0           2           0          1             0
                         37-48              0           0            0         0           0           0          0             0
                         49-60              1           0          576         0           6           0          6             0
                                     ---------     -------------------- ---------------------   --------------------      --------

  Total                                     3           0        1,182         0           9           0          7             0
                                     ---------     -------------------- ---------------------   --------------------      --------

Inst-R                    1-12             18          34        4,788     4,021          42          42         27             0
                         13-24              0           9            0       767           0          11          1             0
                                     ---------     -------------------- ---------------------   --------------------      --------

  Total                                    18          43        4,788     4,788          42          53         28             0
                                     ---------     -------------------- ---------------------   --------------------      --------

Inst-R-E                  1-12              0           3            0        28           0           1          0             0
                                     ---------     -------------------- ---------------------   --------------------      --------

  Total All Series                     70,549      57,342    1,231,818   943,387     342,900     308,795     87,701         2,336
                                     =========     ==================== =====================   ====================      ========

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


IDS CERTIFICATE COMPANY                                                                           SCHEDULE VII

Valuation and Qualifying Accounts

Years ended December 31, 1998, 1997 and 1996
($ thousands)

                     Year ended December 31, 1998
----------------------------------------------------------------------------------------------------------------------
                                                        -----------------------
                                                              Additions
                                                        -----------------------
           Reserves                    Balance           Charged                                          Balance
        deducted from                     at             to costs                    Deductions              at
          assets to                   beginning            and                          from                 end
       which they apply               of period          expenses       Other         reserves           of period
-------------------------------     ---------------     -----------     -------     --------------     ---------------
 Allowance for losses:
   Securities                               $605              $0          $0               $605 (a)              $0
   Conventional first
     mortgage loans                          611               0           0                  0                 611

                     Year ended December 31, 1997
----------------------------------------------------------------------------------------------------------------------

                                                        -----------------------
                                                              Additions
                                                        -----------------------
           Reserves                    Balance           Charged                                          Balance
        deducted from                     at             to costs                    Deductions              at
          assets to                   beginning            and                          from                 end
       which they apply               of period          expenses       Other         reserves           of period
-------------------------------     ---------------     -----------     -------     --------------     ---------------

 Allowance for losses:
   Securities                               $715              $0          $0               $110 (a)            $605
   Conventional first
     mortgage loans                          611               0           0                  0                 611

                     Year ended December 31, 1996
----------------------------------------------------------------------------------------------------------------------

                                                        -----------------------
                                                              Additions
                                                        -----------------------
           Reserves                    Balance           Charged                                          Balance
        deducted from                     at             to costs                    Deductions              at
          assets to                   beginning            and                          from                 end
       which they apply               of period          expenses       Other         reserves           of period
-------------------------------     ---------------     -----------     -------     --------------     ---------------
 Allowance for losses:
   Securities                               $110            $605          $0                 $0                $715
   Conventional first
     mortgage loans                          611               0           0                  0                 611
   Other assets                            2,468               0           0              2,468 (b)               0


 a)  Applicable to reversal on securities sold.
 b)  Applicable to reversal on other assets sold.