Form 10-Q
period 1999-03-31
IDS CERTIFICATE CO /MN/
filed 1999-05-14
CIK 52428

                                     UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C. 20549

                                       FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 30(a) OF THE INVESTMENT
    COMPANY ACT OF 1940 AND SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended                           March 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1999

                                 150,000 Common shares

Registrant is a wholly owned subsidiary of American Express Financial Corporation, which is a wholly owned subsidiary of American Express Company, and Registrant meets the conditions set forth in General Instruction H(1) (a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PAGE 2
                                       FORM 10-Q

                                IDS CERTIFICATE COMPANY

                             PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

The information furnished reflects all adjustments (none of which were other than of a normal recurring nature) which are, in the opinion of management, necessary to a fair statement of the results for these interim periods presented.

                                IDS CERTIFICATE COMPANY
                                     BALANCE SHEET

                                         ASSETS                                               March 31,         December 31,
                                                                                                1999               1998
                                                                                            (Unaudited)
                                                                                           ---------------    ----------------
                                                                                                     ($ Thousands)
Qualified Assets:
   Cash and cash equivalents                                                                    $49,818                  $-
   Investments in unaffiliated issuers (note 1)                                               3,527,370           3,669,983
   Receivables                                                                                   46,381              49,664
   Investments in and advances to affiliates                                                        418                 418
   Other                                                                                        102,820              96,213
                                                                                         ---------------    ----------------

     Total qualified assets                                                                   3,726,807           3,816,278

Other assets                                                                                     22,131              17,966
                                                                                         ---------------    ----------------

     Total assets                                                                            $3,748,938          $3,834,244
                                                                                         ===============    ================


                          LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
   Certificate reserves                                                                      $3,414,140          $3,404,883
   Accounts payable and accrued liabilities                                                     128,240             207,328
                                                                                         ---------------    ----------------

     Total liabilities                                                                        3,542,380           3,612,211
                                                                                         ---------------    ----------------

Stockholder's equity:
   Common stock                                                                                   1,500               1,500
   Additional paid-in-capital                                                                   143,844             143,844
   Retained earnings                                                                             62,351              67,343
   Accumulated other comprehensive (loss) income-net of tax                                      (1,137)              9,346
                                                                                         ---------------    ----------------

     Total stockholder's equity                                                                 206,558             222,033
                                                                                         ---------------    ----------------

   Total liabilities and
       stockholder's equity                                                                  $3,748,938          $3,834,244
                                                                                         ===============    ================

See note to financial statements.


                                IDS CERTIFICATE COMPANY
                                STATEMENT OF OPERATIONS                                                        (Unaudited)

                                                                                                For the Three Months Ended
                                                                                         -----------------------------------
                                                                                             Mar. 31, 1999     Mar. 31, 1998
                                                                                           -----------------------------------
                                                                                                      ($ Thousands)

Investment income                                                                               $62,195             $70,133
Investment expenses                                                                              19,397              19,486
                                                                                         ---------------    ----------------

Net investment income before provision
   for certificate reserves and income tax (expense) benefit                                     42,798              50,647
Net provision for certificate reserves                                                           34,137              44,638
                                                                                         ---------------    ----------------

Net investment income before income tax (expense) benefit                                         8,661               6,009
Income tax (expense) benefit                                                                       (746)                653
                                                                                         ---------------    ----------------

Net investment income                                                                             7,915               6,662
                                                                                         ---------------    ----------------

Realized gain on investments - net                                                                  130                 446
Income tax expense                                                                                  (37)               (156)
                                                                                         ---------------    ----------------

Net realized gain on investments                                                                     93                 290
                                                                                         ---------------    ----------------

Net income - wholly owned subsidiary                                                                  -                  46
                                                                                         ---------------    ----------------

Net income                                                                                       $8,008              $6,998
                                                                                         ===============    ================

See note to financial statements.


PAGE 4
                                IDS CERTIFICATE COMPANY
                           STATEMENT OF COMPREHENSIVE INCOME                                                  (Unaudited)

                                                                                             For the Three Months Ended
                                                                                         -----------------------------------

                                                                                           Mar. 31, 1999     Mar. 31, 1998
                                                                                         -----------------------------------
                                                                                                   ($ Thousands)

Net income                                                                                       $8,008              $6,998
                                                                                         ---------------    ----------------

Other comprehensive loss
   Unrealized losses on available-for-sale securities:
      Unrealized holding losses arising during period                                           (16,126)             (1,163)
      Income tax benefit                                                                          5,644                 407
                                                                                         ---------------    ----------------

      Net unrealized holding losses arising during period                                       (10,482)               (756)

      Reclassification adjustment for gains included in
        net income                                                                                   (2)               (558)
      Income tax expense                                                                              1                 195
                                                                                         ---------------    ----------------

      Net reclassification adjustment for gains included
        in net income                                                                                (1)               (363)
                                                                                         ---------------    ----------------

Net other comprehensive loss                                                                    (10,483)             (1,119)
                                                                                         ---------------    ----------------

Total comprehensive (loss) income                                                               ($2,475)             $5,879
                                                                                         ===============    ================


See note to financial statements.


PAGE 5
                                IDS CERTIFICATE COMPANY
                                STATEMENT OF CASH FLOWS                                                       (Unaudited)



                                                                                             For the Three Months Ended
                                                                                         -----------------------------------

                                                                                           Mar. 31, 1999     Mar. 31, 1998
                                                                                         -----------------------------------
                                                                                                   ($ Thousands)
Cash Flows from Operating Activities:
  Net Income                                                                                     $8,008              $6,998

  Adjustments  to  reconcile  net  income  to net  cash  provided  by  operating activities:
    Net income of wholly owned subsidiary                                                             -                 (46)
    Net provision for certificate reserves                                                       34,137              44,638
    Interest income added to certificate loans                                                     (255)               (298)
    Amortization of premiums/discounts - net                                                      7,023               4,868
    Provision for deferred federal income taxes                                                     682              (3,019)
    Net realized gain on investments before income taxes                                           (130)               (446)
    Decrease in dividends and interest receivable                                                 6,543               3,511
    Decrease in deferred distribution fees                                                        1,080               1,542
    Decrease in other assets                                                                      1,082                   -
    (Decrease) increase in other liabilities                                                    (16,048)             10,722
                                                                                         ---------------    ----------------

    Net cash provided by operating activities                                                    42,122              68,470
                                                                                         ---------------    ----------------

Cash Flows from Investing Activities:
  Maturity and redemption of investments:
    Held-to-maturity securities                                                                  94,312              42,231
    Available-for-sale securities                                                               164,180             124,500
    Other investments                                                                            13,975              27,430
  Sale of investments:
    Held-to-maturity securities                                                                       -                   -
    Available-for-sale securities                                                                     -              13,328
  Certificate loan payments                                                                       1,142                 941
  Purchase of investments:
    Held-to-maturity securities                                                                  (1,856)             (1,034)
    Available-for-sale securities                                                               (24,958)           (268,708)
    Other investments                                                                           (51,311)            (19,461)
  Certificate loan fundings                                                                        (888)               (712)
                                                                                         ---------------    ----------------

    Net cash provided by (used in) investing activities                                        $194,596            ($81,485)
                                                                                         ---------------    ----------------


See note to financial statements.


PAGE 6
                                IDS CERTIFICATE COMPANY
                          STATEMENT OF CASH FLOWS (Continued)                                                 (Unaudited)

                                                                                             For the Three Months Ended
                                                                                         -----------------------------------

                                                                                           Mar. 31, 1999     Mar. 31, 1998
                                                                                         -----------------------------------
                                                                                                   ($ Thousands)
Cash Flows from Financing Activities:
  Payments from certificate owners                                                             $299,264            $280,427
  Proceeds from reverse repurchase agreements                                                    98,500             195,000
  Dividend from wholly owned subsidiary                                                               -               3,000
  Certificate maturities and cash surrenders                                                   (332,164)           (363,912)
  Payments under reverse repurchase agreements                                                 (239,500)           (101,500)
  Dividend paid                                                                                 (13,000)                  -
                                                                                         ---------------    ----------------

    Net cash (used in) provided by financing activities                                        (186,900)             13,015
                                                                                         ---------------    ----------------

Net Increase In Cash and Cash Equivalents                                                        49,818                   -

Cash and Cash Equivalents Beginning of Period                                                         -                   -
                                                                                         ---------------    ----------------

Cash and Cash Equivalents End of Period                                                         $49,818                  $-
                                                                                         ===============    ================

Supplemental Disclosures:
  Cash (paid) received for income taxes                                                         ($7,623)               $505
  Certificate maturities and surrenders through loan
    reductions                                                                                     $925              $1,180

See note to financial statements.


IDS CERTIFICATE COMPANY
NOTE TO FINANCIAL STATEMENTS (Unaudited)
($ in Thousands)

1. The following is a summary of investments in unaffiliated issuers:

                                                                                               Mar. 31,           Dec. 31,
                                                                                                 1999               1998
                                                                                         ---------------    ----------------

Held-to-maturity securities                                                                    $500,400            $592,815
Available-for-sale securities                                                                 2,621,025           2,710,545
First mortgage loans on real estate                                                             374,526             334,280
Certificate loans - secured by certificate reserves                                              31,419              32,343
                                                                                         ---------------    ----------------

Total                                                                                        $3,527,370          $3,669,983
                                                                                         ===============    ================

PAGE 7
                                IDS CERTIFICATE COMPANY
                         MANAGEMENT'S NARRATIVE ANALYSIS OF THE
                                 RESULTS OF OPERATIONS


Results of operations:

As of March 31, 1999, total assets decreased $85 million while certificate reserves were relatively flat from December 31, 1998. The decreases in total assets and in accounts payable and accrued expenses, primarily reflects net repayments under reverse repurchase agreements of $141 million offset by an increase in payable for securities purchased in March 1999 which will settle in early April.

Sales of face-amount certificates totaled $279 million during the first quarter of 1999 compared to $257 million during the prior year's period. Certificate maturities and surrenders totaled $333 million during the first quarter of 1999 compared to $365 million during the prior year's period.

Investment income decreased 11% during the first three months of 1999 from the prior year's period primarily reflecting a lower average balance of invested assets.

Net provision for certificate reserves decreased 24% during the first three months of 1999 from the prior year's period reflecting a lower average balance of certificate reserves, and lower accrual rates primarily related to surrenders of the seven- and 13-month Flexible Savings Certificate during the last three quarters of 1998.

The $1.4 million decrease in income tax benefit on net investment income during the first three months of 1999 from the prior year's period resulted primarily from a lesser portion of net investment income before income tax (expense) benefit being attributable to tax-advantaged income.

Net certificate reserve financing activities used cash of $33 million during the first three months of 1999 compared to cash used of $83 million during the prior year's period. The change resulted from higher certificate payments received of $19 million and lower maturities and surrenders of $31 million during the first three months of 1999 compared to the prior year's period.

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

American Express' and AEFC's Y2K compliance effort is divided into two initiatives. The first, known as "Millenniax," relates to mainframe and other technological systems maintained by the American Express Technologies organization (AET).

The second, known as "Business T," relates to the technological assets that are owned, managed or maintained by American Express' individual business and staff units, including AEFC. American Express' and AEFC's plans for remediation of the Y2K issue include the following program phases: (i) employee awareness and mobilization, (ii) inventory collection and assessment, (iii) impact analysis,
(iv) remediation/decommission, (v) testing and (vi) implementation. With respect to systems maintained by American Express and AEFC, the first three phases referred to above have largely been completed for both Millenniax and Business
T. In addition, the remediation/decommission phase for critical systems is nearly complete. As of March 31, 1999, for Millenniax for American Express, the remediation/decommission, testing and implementation phases for critical and non-critical systems in total are 91%, 85% and 74% complete, respectively. For Millenniax for AEFC, such phases are 99%, 98% and 97% complete, respectively. For Business T for American Express, such phases are 94%, 85% and 84% complete, respectively. For Business T for AEFC, such phases are 85%, 80% and 80% complete, respectively.

American Express' cumulative costs since inception of the Y2K initiatives were $427 million through March 31, 1999 and are estimated to be in the range of $90
- $116 million for the remainder through 2000.* AEFC's cumulative costs since inception of the Y2K initiatives were $59 million through March 31, 1999 and are estimated to be in the range of $12 - $13 million for the remainder through 2000.* These costs, which are expensed as incurred, relate to both Millenniax and Business T, and have not had, nor are they expected to have, a material adverse impact on American Express', AEFC's, or Registrant's results of operations or financial condition.* Y2K costs related to Millenniax represent 6% and 1% of the AET budget for the years 1999 and 2000.

American Express' and AEFC's major businesses are heavily dependent upon internal computer systems, and all have significant interaction with systems of third parties, both domestically and internationally. American Express and AEFC are working with key external parties, including merchants, clients, counterparties, vendors, exchanges, utilities, suppliers, agents and regulatory agencies to mitigate the potential risks to American Express and AEFC of Y2K. As part of their overall compliance program, American Express and AEFC are actively communicating with third parties through face-to-face meetings and correspondence, on an ongoing basis, to ascertain their state of readiness. Although numerous third parties have indicated to American Express and AEFC in writing that they are addressing their Y2K issues on a timely basis, the readiness of third parties overall varies across the spectrum. The failure of external parties to resolve their own Y2K issues in a timely manner could result in a material financial risk to American Express, AEFC or Registrant.

At this point, with remediation and testing of individual internal systems substantially complete, American Express' and AEFC's primary focus is on testing of systems on an integrated basis, independent validation of such testing and completing Y2K contingency plans. The contingency planning effort is a full-scale initiative that includes both internal and external experts under the guidance of an American Express-wide steering committee. The contingency plans, which are based in part on an assessment of the magnitude and probability of potential risks, primarily focus on proactive steps to prevent Y2K-related failures from occurring, or if they should occur, detecting them quickly, minimizing their impact and expediting their repair. The Y2K contingency plans supplement disaster recovery and business continuity plans already in place, and include measures such as selecting alternative suppliers and channels of distribution and developing American Express' and AEFC's own technology infrastructure in lieu of those provided by third parties.

Such plans encompass the creation of both remediation and business resumption contingency plans, generally in accordance with guidelines established by the Federal Financial Institutions Examination Council. For critical systems that are not yet Y2K compliant, American Express and AEFC are on track to achieve remediation by the second quarter of 1999*; to the extent that unforeseen circumstances arise that result in non-compliance of any such systems, remediation contingency plans are also being developed to mitigate such risk. American Express' and AEFC's business resumption contingency planning effort is divided into four phases: (i) establishing organizational planning guidelines;
(ii) completing a business impact analysis; (iii) developing the business resumption contingency plans and (iv) validating and verifying the business resumption contingency plans. The first two of these phases have essentially been completed, and have identified and assessed the need for Y2K business resumption contingency plans for American Express' and AEFC's most critical core business processes. Such processes include, but are not limited to, credit authorization, Cardmember billing, merchant payment, client investments, funds transfer, securities settlement, and travel reservations. The contingency plans also address third party systems that American Express' and AEFC's businesses interface with and rely upon, such as international telecommunications networks, global financial payment and clearing systems, and airline and other travel systems. American Express and AEFC expect that the development phase of their business resumption contingency plans will be substantially complete by the second quarter of 1999.* The final phase, which will include independent validation and verification of these plans, will take place during the third quarter of 1999.* American Express and AEFC will continue to refine their contingency planning activities throughout 1999 as additional information related to their exposures is gathered.* To the extent that there are Y2K failures that affect major internal processes or third party systems that American Express or AEFC relies upon, including but not limited to those described above, such failures could have a material impact on American Express and its businesses or subsidiaries, including Registrant, through business interruption or shutdown, financial loss, reputational damage and legal liability to third parties.

For a more complete discussion of the Y2K issue, see pages 14, 15 and 16 of Registrant's 1998 10-K report.

*Statements in this Y2K discussion marked with an asterisk are forward-looking statements which are subject to risks and uncertainties. Important factors that could cause results to differ materially from these forward-looking statements include, among other things, the ability of American Express or AEFC to successfully identify all systems containing two-digit codes, the nature and amount of programming required to fix the affected systems, the costs of labor and consultants related to such efforts, the continued availability of such resources, and the ability of third parties that interface with American Express or AEFC to successfully address their Y2K issues.

PAGE 10
                                IDS CERTIFICATE COMPANY

                               PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) The following exhibits are filed electronically herewith:

     3.  (a)  Certificate of Amendment dated April 30, 1999.


    24.  (a)  Directors' Power of Attorney dated April 26, 1999.


(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

PAGE 11
                                       SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT                                           IDS CERTIFICATE COMPANY


BY
                                 /s/Paula R. Meyer
NAME AND TITLE                      Paula R. Meyer, President and
                                    Director (Principal Executive Officer)
DATE                                May 13, 1999

BY
                                 /s/Jay C. Hatlestad
NAME AND TITLE                      Jay C. Hatlestad, Vice President and
                                    Controller (Principal Accounting Officer)
DATE                                May 13, 1999