Form 10-Q
period 1999-06-30
IDS CERTIFICATE CO /MN/
filed 1999-08-16
CIK 52428

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

For the quarterly period ended                           June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1999

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

                                IDS CERTIFICATE COMPANY
                                     BALANCE SHEET

                                        ASSETS                      June 30,                December 31,
                                                                      1999                      1998
                                                                   (Unaudited)
                                                                             ($ Thousands)
Qualified Assets:
   Cash and cash equivalents                                        $13,645                         $-
   Investments in unaffiliated issuers (note 1)                   3,581,955                   3,669,983
   Receivables                                                       46,104                      49,664
   Investments in and advances to affiliates                            418                         418
   Other                                                            123,335                      96,213

     Total qualified assets                                       3,765,457                   3,816,278

Other assets                                                         34,594                      17,966

     Total assets                                                $3,800,051                  $3,834,244


                     LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
   Certificate reserves                                          $3,553,052                   $3,404,883
   Accounts payable and accrued liabilities                          67,708                      207,328

     Total liabilities                                            3,620,760                    3,612,211

Stockholder's equity:
   Common stock                                                       1,500                        1,500
   Additional paid-in capital                                       143,844                      143,844
   Retained earnings                                                 60,242                       67,343
   Accumulated other comprehensive (loss) income-net of tax        (26,295)                        9,346

     Total stockholder's equity                                     179,291                      222,033

   Total liabilities and
       stockholder's equity                                      $3,800,051                   $3,834,244

See note to financial statements.


IDS CERTIFICATE COMPANY
STATEMENT OF OPERATIONS                                                                                             (Unaudited)

                                                                   For the Three Months Ended           For the Six Months Ended

                                                                  June 30, 1999    June 30, 1998       June 30, 1999   June 30, 1998
                                                                                           ($ Thousands)
Investment income                                                   $62,964         $70,146              $125,159      $140,279
Investment expenses                                                  18,455          19,998                37,852        39,484

Net investment income before provision
   for certificate reserves and income tax (expense) benefit         44,509          50,148                87,307       100,795
Net provision for certificate reserves                               34,095          42,723                68,232        87,361

Net investment income before income tax (expense) benefit            10,414           7,425                19,075        13,434
Income tax (expense) benefit                                         (1,410)            191                (2,156)          844

Net investment income                                                 9,004           7,616                16,919        14,278

Realized gain on investments - net                                    1,378           1,343                 1,508         1,789
Income tax expense                                                     (491)           (470)                 (528)         (626)

Net realized gain on investments                                        887             873                   980         1,163

Net income - wholly owned subsidiary                                      -              82                     -           128

Net income                                                           $9,891          $8,571               $17,899       $15,569

See note to financial statements.


IDS CERTIFICATE COMPANY
STATEMENT OF COMPREHENSIVE INCOME                                                                                     (Unaudited)

                                                                      For the Three Months Ended        For the Six Months Ended

                                                                     June 30, 1999    June 30, 1998    June 30, 1999   June 30, 1998
                                                                                             ($ Thousands)

Net income                                                               $9,891         $8,571           $17,899          $15,569

Other comprehensive (loss) income
   Unrealized (losses) gains on available-for-sale securities:
      Unrealized holding (losses) gains arising during period           (37,520)         1,061           (53,646)            (102)
      Income tax benefit (expense)                                       13,132           (371)           18,776               36

      Net unrealized holding (losses) gains arising during period       (24,388)           690           (34,870)             (66)

      Reclassification adjustment for (gains) losses included in
      net income                                                         (1,183)            57            (1,185)            (501)
      Income tax expense (benefit)                                          413            (20)              414              175

      Net reclassification adjustment for (gains) losses included
        in net income                                                      (770)            37              (771)            (326)

Net other comprehensive (loss) income                                   (25,158)           727           (35,641)            (392)

Total comprehensive (loss) income                                      ($15,267)        $9,298          ($17,742)         $15,177


See note to financial statements.


                                 IDS CERTIFICATE COMPANY
                                 STATEMENT OF CASH FLOWS                                              (Unaudited)



                                                                                             For the Six Months Ended

                                                                                  June 30, 1999                 June 30, 1998
                                                                                                 ($ Thousands)
Cash Flows from Operating Activities:
  Net Income                                                                       $17,899                         $15,569

  Adjustments  to  reconcile  net  income  to net  cash  provided  by operating activities:
    Net income of wholly owned subsidiary                                                -                            (128)
    Net provision for certificate reserves                                          68,232                          87,361
    Interest income added to certificate loans                                        (521)                           (612)
    Amortization of premiums/discounts - net                                        14,496                          10,236
    Provision for deferred federal income taxes                                        281                          (2,176)
    Net realized gain on investments before income taxes                            (1,508)                         (1,789)
    Decrease in dividends and interest receivable                                    3,460                              17
    Decrease in deferred distribution fees                                           1,982                           2,892
    Decrease (increase) in other assets                                              1,083                          (3,094)
    (Decrease) increase in other liabilities                                       (23,585)                          6,370

    Net cash provided by operating activities                                       81,819                         114,646

Cash Flows from Investing Activities:
  Maturity and redemption of investments:
    Held-to-maturity securities                                                    107,591                          77,973
    Available-for-sale securities                                                  253,104                         241,779
    Other investments                                                               32,851                          43,198
  Sale of investments:
    Held-to-maturity securities                                                          -                               -
    Available-for-sale securities                                                   37,031                         178,616
  Certificate loan payments                                                          2,270                           1,996
  Purchase of investments:
    Held-to-maturity securities                                                     (1,856)                         (1,034)
    Available-for-sale securities                                                 (311,580)                       (492,522)
    Other investments                                                              (76,737)                        (37,276)
  Certificate loan fundings                                                         (2,012)                         (1,924)

    Net cash provided by investing activities                                      $40,662                         $10,806

See note to financial statements.


                               IDS CERTIFICATE COMPANY
                           STATEMENT OF CASH FLOWS (Continued)                                           (Unaudited)

                                                                                              For the Six Months Ended

                                                                                   June 30, 1999                  June 30, 1998
                                                                                                  ($ Thousands)
Cash Flows from Financing Activities:
  Payments from certificate owners                                                 $706,376                          $612,463
  Proceeds from reverse repurchase agreements                                        98,500                           593,500
  Dividend from wholly owned subsidiary                                                   -                             3,000
  Certificate maturities and cash surrenders                                       (649,212)                         (831,415)
  Payments under reverse repurchase agreements                                     (239,500)                         (498,500)
  Dividends paid                                                                    (25,000)                           (4,500)

    Net cash used in financing activities                                          (108,836)                         (125,452)

Net Increase In Cash and Cash Equivalents                                            13,645                                 -

Cash and Cash Equivalents Beginning of Period                                             -                                 -

Cash and Cash Equivalents End of Period                                             $13,645                                $-

Supplemental Disclosures:
  Cash paid for income taxes                                                        $10,518                            $5,519
  Certificate maturities and surrenders through loan
    reductions                                                                       $2,113                            $2,528

See note to financial statements.

IDS CERTIFICATE COMPANY
NOTE TO FINANCIAL STATEMENTS (Unaudited)
($ in Thousands)

1. The following is a summary of investments in unaffiliated issuers:

                                                                                     June 30,                   Dec. 31,
                                                                                      1999                       1998
Held-to-maturity securities                                                        $487,150                   $592,815
Available-for-sale securities                                                     2,678,832                  2,710,545
First mortgage loans on real estate                                                 385,480                    334,280
Certificate loans - secured by certificate reserves                                  30,493                     32,343

Total                                                                            $3,581,955                 $3,669,983

                                 IDS CERTIFICATE COMPANY
                         MANAGEMENT'S NARRATIVE ANALYSIS OF THE
                                  RESULTS OF OPERATIONS


Results of operations:

As of June 30, 1999, total assets decreased $34 million while certificate reserves increased $148 million from December 31, 1998. The decreases in total assets and in accounts payable and accrued liabilities, primarily reflects net repayments under reverse repurchase agreements of $141 million. The increase in certificate reserves resulted primarily from interest accruals, and certificate payments exceeding certificate maturities and surrenders.

Sales of face-amount certificates totaled $279 million and $387 million during the first and second quarters of 1999, respectively, compared to $257 million and 307 million during the comparable periods in 1998, respectively. Certificate sales during the first and second quarters of 1999 benefited from a special promotion of Registrant's 7-month term Flexible Savings Certificate. The special promotion was offered from March 10, 1999 to June 8, 1999, and applied only to sales of new certificate accounts during the promotion period. Interest rates for sales of certificates during the promotion period were determined on a weekly basis at one to one and a half percentage points above the Bank Rate Monitor Top 25 Market AverageTM for 6-month term CDs. Sales of the 7-month term Flexible Savings Certificate during the first and second quarters of 1999 totaled $43 million and $125 million, respectively.

Certificate maturities and surrenders totaled $333 million and $318 million during the first and second quarters of 1999, respectively, compared to $365 million and $469 million during the comparable periods in 1998, respectively.

Investment income decreased 11% during the first six months of 1999 from the prior year's period primarily reflecting a lower average balance of invested assets.

Investment expenses decreased 4.1% during the first six months of 1999 from the prior year's period. The decrease resulted primarily from lower distribution fees of $2.7 million, lower interest expense on reverse repurchase and interest rate swap agreements of $3.5 million, and lower investment advisory and transfer agent fees of $.4 million. These lower expenses were partially offset by higher amortization of premiums paid for index options of $5.0 million.

Net provision for certificate reserves decreased 22% during the first six months of 1999 from the prior year's period reflecting a lower average balance of certificate reserves, and lower accrual rates primarily related to surrenders of the seven- and 13-month Flexible Savings Certificate during the last three quarters of 1998.

The $3.0 million decrease in income tax benefit on net investment income during the first six months of 1999 from the prior year's period resulted primarily from a lesser portion of net investment income before income tax (expense) benefit being attributable to tax-advantaged income.

Net certificate reserve financing activities provided cash of $57 million during the first six months of 1999 compared to cash used of $219 million during the prior year's period. The change resulted from higher certificate payments received of $94 million and lower maturities and surrenders of $182 million during the first six months of 1999 compared to the prior year's period.

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

American Express and AEFC began addressing the Y2K issue in 1995 and have established a plan for resolution, which involves the remediation, decommissioning and replacement of relevant systems, including mainframe, mid-range and desktop computers, application software, operating systems, systems software, data back-up archival and retrieval services, telephone and other communications systems, and hardware peripherals and facilities dependent on embedded technology. American Express' and AEFC's Y2K compliance effort is divided into two initiatives. The first, known as "Millenniax," relates to mainframe and other technological systems maintained by the American Express Technologies organization (AET). The second, known as "Business T," relates to the technological assets that are owned, managed or maintained by American Express' individual business and staff units, including AEFC. American Express' and AEFC's plans for remediation of the Y2K issue include the following program phases: (i) employee awareness and mobilization, (ii) inventory collection and assessment, (iii) impact analysis, (iv) remediation/decommission, (v) testing and (vi) implementation. With respect to the Millenniax systems and Business T assets for both American Express and AEFC, all of the program phases referred to above are at least 99 percent complete.

American Express' cumulative costs since inception of the Y2K initiatives were $471 million through June 30, 1999 and are estimated to be in the range of $46 - $72 million for the remainder through 2000.* AEFC's cumulative costs since inception of the Y2K initiatives were $63 million through June 30, 1999 and are estimated to be in the range of $6.5 - $8 million for the remainder through 2000.* These costs, which are expensed as incurred, relate to both Millenniax and Business T, and have not had, nor are they expected to have, a material adverse impact on American Express', AEFC's or Registrant's results of operations or financial condition.* Y2K costs related to Millenniax represent 6 percent and 1 percent of the AET budget for the years 1999 and 2000, respectively.*

American Express' and AEFC's major businesses are heavily dependent upon internal computer systems, and all have significant interaction with systems of third parties, both domestically and internationally. American Express and AEFC are working with key external parties, including merchants, clients, counterparties, vendors, exchanges, utilities, suppliers, agents and regulatory agencies to mitigate the potential risks to American Express and AEFC of Y2K. As part of their overall compliance program, American Express and AEFC are actively communicating with third parties through face-to-face meetings and correspondence, on an ongoing basis, to ascertain their state of readiness. Although numerous third parties have indicated to American Express and AEFC in writing that they are addressing their Y2K issues on a timely basis, the readiness of third parties overall varies across the spectrum. The failure of external parties to resolve their own Y2K issues in a timely manner could result in a material financial risk to American Express, AEFC or Registrant.*

At this point, with remediation and testing of individual internal systems substantially complete, American Express' and AEFC's primary focus is on performing additional targeted integration testing of systems that support their most critical business functions, independent validation of such testing and completing Y2K contingency plans for all critical systems and, to a lesser extent, certain non-critical systems. A substantial portion of the integrated testing and related validation has been completed, with the remainder scheduled to be completed during the third quarter of 1999.*

The contingency planning effort is a full-scale initiative that includes both internal and external experts under the guidance of an American Express-wide steering committee. The contingency plans, which are based in part on an assessment of the magnitude and probability of potential risks, primarily focus on proactive steps to prevent Y2K-related failures from occurring, or if they should occur, detecting them quickly, minimizing their impact and expediting their repair. The Y2K contingency plans supplement disaster recovery and business continuity plans already in place, and include measures such as selecting alternative suppliers and channels of distribution, setting-up manual back-up processes, creating command centers, establishing additional roll-over management procedures and scheduling the availability of key personnel.

The Y2K contingency plans have been developed generally in accordance with guidelines established by the Federal Financial Institutions Examination
Council. This effort is divided into four phases: (i) establishing organizational planning guidelines, (ii) completing a business impact analysis,
(iii) developing the contingency plans and (iv) validating and verifying the contingency plans. The first three of these phases have essentially been completed, and have identified and assessed the need for, and developed, Y2K contingency plans for American Express' and AEFC's most critical core business functions. Such functions include, but are not limited to, credit authorization, Cardmember billing, merchant payment, client investments, funds transfer, securities settlement and travel reservations. These contingency plans also address third party systems that American Express' and AEFC's businesses interface with and rely upon, such as international telecommunications networks and utilities, global financial payment and clearing systems, and airline and other travel systems. The final phase of American Express' and AEFC's contingency planning, which will include validation and verification of the contingency plans, will take place during the third quarter of 1999.* American Express and AEFC will continue to refine their contingency planning activities throughout 1999 as additional information related to their exposures is gathered.* To the extent that there are Y2K failures that affect major internal processes or third party systems that American Express or AEFC relies upon, including but not limited to those described above, such failures could have a material impact on American Express and its businesses or subsidiaries, including Registrant, through business interruption or shutdown, financial loss, reputational damage and legal liability to third parties.* At this point it appears that some of the major industries in certain countries outside the United States, such as telecommunications and utilities, have made less progress in the Y2K compliance effort and, as a result, may present a somewhat greater exposure to American Express, AEFC and Registrant.*

For additional information relating to the Y2K issue, see pages 14, 15 and 16 of Registrant's 1998 10-K report.

*Statements in this Y2K discussion marked with an asterisk are forward-looking statements which are subject to risks and uncertainties. Important factors that could cause results to differ materially from these forward-looking statements include, among other things, the ability of American Express or AEFC to successfully identify all systems containing two-digit codes, the nature and amount of programming and resources required to fix and test the affected systems, the costs of labor and consultants related to such efforts as well as those involving the development and implementation of contingency plans, the continued availability of such personnel, the ability of third parties that interface with American Express or AEFC to successfully address their Y2K issues, and the ability of American Express and AEFC to assess potential internal and external Y2K exposures and develop effective contingency plans in connection therewith.

                                       IDS CERTIFICATE COMPANY

                                     PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) The following exhibits are filed electronically herewith:

       10   (a)   Letter  Agreement  dated  July 28,  1999,  amending  the
                  Selling Agent Agreement dated June 1, 1990, or a schedule thereto, as amended, between American Express Financial
                  Advisors Inc.(formerly IDS Financial Services Inc.) and
                  American Express Bank International.

            (b) Letter Agreement dated July 28, 1999, amending the Marketing Agreement dated October 10, 1991, or a schedule thereto, as amended, between IDS Certificate Company and American Express Bank Ltd.

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT                       IDS CERTIFICATE COMPANY


BY
                              /s/Paula R. Meyer
NAME AND TITLE                Paula R. Meyer, President and
                              Director (Principal Executive Officer)
DATE                          August 13, 1999

BY
                              /s/Jay C. Hatlestad
NAME AND TITLE                Jay C. Hatlestad, Vice President and
                              Controller (Principal Accounting Officer)
DATE                          August 13, 1999