Form 10-Q
period 1999-09-30
IDS CERTIFICATE CO /MN/
filed 1999-11-12
CIK 52428

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

For the quarterly period ended                           September 30, 1999

                                                OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                   to

Commission file number  2-23772

                                      IDS Certificate Company
                     _________________________________________________________
                      (Exact name of registrant as specified in its charter)

       Delaware                                             41-6009975
____________________________                            ___________________
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification No.)

IDS Tower 10, Minneapolis, Minnesota                            55440
_____________________________________                        ___________
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code   (612) 671-3131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  ( X)        No  (  )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1999

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

                                      IDS CERTIFICATE COMPANY
                                           BALANCE SHEET

                                              ASSETS                         Sept. 30,                Dec. 31,
                                                                               1999                     1998
                                                                            (Unaudited)
                                                                        --------------------     --------------------
                                                                                         ($ Thousands)
Qualified Assets:
   Cash and cash equivalents                                                        $74,378                       $-
   Investments in unaffiliated issuers (note 1)                                   3,571,458                3,669,983
   Receivables                                                                       43,421                   49,664
   Investments in and advances to affiliates                                            418                      418
   Other                                                                             67,323                   96,213
                                                                        --------------------     --------------------

     Total qualified assets                                                       3,756,998                3,816,278

Other assets                                                                         41,603                   17,966
                                                                        --------------------     --------------------

     Total assets                                                                $3,798,601               $3,834,244
                                                                        ====================     ====================


                               LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
   Certificate reserves                                                          $3,576,448               $3,404,883
   Accounts payable and accrued liabilities                                          50,589                  207,328
                                                                        --------------------     --------------------

     Total liabilities                                                            3,627,037                3,612,211
                                                                        --------------------     --------------------

Stockholder's equity:
   Common stock                                                                       1,500                    1,500
   Additional paid-in capital                                                       143,844                  143,844
   Retained earnings                                                                 68,687                   67,343
   Accumulated other comprehensive (loss) income-net of tax                         (42,467)                   9,346
                                                                        --------------------     --------------------

     Total stockholder's equity                                                     171,564                  222,033
                                                                        --------------------     --------------------

   Total liabilities and
       stockholder's equity                                                      $3,798,601               $3,834,244
                                                                        ====================     ====================

See note to financial statements.


                                      IDS CERTIFICATE COMPANY
                                      STATEMENT OF OPERATIONS                                                      (Unaudited)

                                                                For the Three Months Ended          For the Nine Months Ended
                                                            ---------------------------------   -----------------------------------

                                                             Sept. 30, 1999  Sept. 30, 1998   Sept. 30, 1999    Sept. 30, 1998
                                                             -------------- ----------------  ----------------  -----------------
                                                                                     ($ Thousands)

Investment income                                                  $64,107         $65,989         $189,266          $206,268
Investment expenses                                                 19,374          18,818           57,226            58,302
                                                             ----------------   -------------    --------------  -----------------

Net investment income before provision
   for certificate reserves and income tax (expense) benefit        44,733          47,171          132,040           147,966
Net provision for certificate reserves                              34,814          41,368          103,046           128,729
                                                             ----------------   -------------  ------------------  ---------------

Net investment income before income tax (expense) benefit            9,919           5,803           28,994            19,237
Income tax (expense) benefit                                        (1,443)            358           (3,599)            1,202
                                                             ----------------   -------------  ------------------  ---------------

Net investment income                                                8,476           6,161           25,395            20,439
                                                             ----------------   -------------  ------------------  ---------------

Realized gain (loss) on investments - net                              (48)          2,327            1,460             4,116
Income tax (expense) benefit                                            17            (815)            (511)           (1,441)
                                                             ----------------   --------------  ------------------  ---------------

Net realized gain (loss) on investments                                (31)          1,512              949             2,675
                                                             ----------------   -------------  ------------------  ---------------

Net income - wholly owned subsidiary                                     -              66              -                 194
                                                             ----------------   -------------  --------------------  -------------

Net income                                                          $8,445          $7,739          $26,344           $23,308
                                                             ================   =============  ====================  =============


See note to financial statements.


                                      IDS CERTIFICATE COMPANY
                                 STATEMENT OF COMPREHENSIVE INCOME                                                     (Unaudited)

                                                                        For the Three Months Ended      For the Nine Months Ended
                                                                  ----------------------------------   -----------------------------

                                                                  Sept. 30, 1999   Sept. 30, 1998   Sept. 30, 1999   Sept. 30, 1998
                                                                  -------------- -----------------  --------------- ----------------
                                                                                              ($ Thousands)

Net income                                                          $8,445          $7,739            $26,344            $23,308
                                                                  ------------  -----------------  --------------   ----------------

Other comprehensive (loss) income
   Unrealized (losses) gains on available-for-sale securities:
      Unrealized holding (losses) gains arising during period      (23,819)         17,103            (77,465)            17,001
      Income tax benefit (expense)                                   8,336          (5,986)            27,112             (5,950)
                                                                  ------------  ------------------  --------------   ---------------

      Net unrealized holding (losses) gains arising during period  (15,483)         11,117            (50,353)            11,051

      Reclassification adjustment for gains included in
        net income                                                  (1,061)         (1,410)            (2,246)            (1,911)
      Income tax expense                                               372             494                786                669
                                                                  ------------  ----------------    ---------------  ---------------

      Net reclassification adjustment for gains included
        in net income                                                 (689)           (916)            (1,460)            (1,242)
                                                                  ------------  ----------------    ---------------  ---------------

Net other comprehensive (loss) income                              (16,172)         10,201            (51,813)             9,809
                                                                  ------------  --------------  -------------------  ---------------

Total comprehensive (loss) income                                  ($7,727)        $17,940           ($25,469)           $33,117
                                                                  ===========   ================= =================  ===============

See note to financial statements.



                                      IDS CERTIFICATE COMPANY
                                      STATEMENT OF CASH FLOWS                                          (Unaudited)



                                                                                      For the Nine Months Ended
                                                                            ---------------------------------------------

                                                                              Sept. 30, 1999           Sept. 30, 1998
                                                                            --------------------     --------------------
                                                                                           ($ Thousands)
Cash Flows from Operating Activities:
  Net Income                                                                            $26,344                  $23,308

  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Net income of wholly owned subsidiary                                                    -                      (194)
    Net provision for certificate reserves                                              103,046                  128,729
    Interest income added to certificate loans                                             (781)                    (900)
    Amortization of premiums/discounts - net                                             20,629                   16,100
    Provision for deferred federal income taxes                                           2,627                    1,489
    Net realized gain on investments before income taxes                                 (1,460)                  (4,116)
    Decrease in dividends and interest receivable                                         6,143                    6,188
    Decrease in deferred distribution fees                                                2,783                    4,131
    Decrease (increase) in other assets                                                   1,083                   (4,200)
    Decrease in other liabilities                                                       (25,654)                  (3,383)
                                                                            --------------------     --------------------

    Net cash provided by operating activities                                           134,760                  167,152
                                                                            --------------------     --------------------

Cash Flows from Investing Activities:
  Maturity and redemption of investments:
    Held-to-maturity securities                                                         118,806                  120,291
    Available-for-sale securities                                                       365,690                  362,523
    Other investments                                                                    56,720                   64,156
  Sale of investments:
    Held-to-maturity securities                                                              -                     6,245
    Available-for-sale securities                                                        77,321                  342,100
  Certificate loan payments                                                               3,191                    2,941
  Purchase of investments:
    Held-to-maturity securities                                                          (6,830)                  (1,034)
    Available-for-sale securities                                                      (481,773)                (590,182)
    Other investments                                                                   (87,513)                 (94,030)
  Certificate loan fundings                                                              (2,797)                  (2,925)
                                                                            --------------------     --------------------

    Net cash provided by investing activities                                           $42,815                 $210,085
                                                                            --------------------     --------------------


See note to financial statements.


                                      IDS CERTIFICATE COMPANY
                                STATEMENT OF CASH FLOWS (Continued)                                    (Unaudited)

                                                                                      For the Nine Months Ended
                                                                            ---------------------------------------------

                                                                              Sept. 30, 1999           Sept. 30, 1998
                                                                            --------------------     --------------------
                                                                                           ($ Thousands)
Cash Flows from Financing Activities:
  Payments from certificate owners                                                   $1,154,664                 $910,515
  Proceeds from reverse repurchase agreements                                            98,500                  650,500
  Dividend from wholly owned subsidiary                                                      -                     3,000
  Certificate maturities and cash surrenders                                         (1,091,861)              (1,182,625)
  Payments under reverse repurchase agreements                                         (239,500)                (672,500)
  Dividends paid                                                                        (25,000)                  (4,500)
                                                                            --------------------     --------------------

    Net cash used in financing activities                                              (103,197)                (295,610)
                                                                            --------------------     --------------------

Net Increase In Cash and Cash Equivalents                                                74,378                   81,627

Cash and Cash Equivalents Beginning of Period                                                -                        -
                                                                            --------------------     --------------------

Cash and Cash Equivalents End of Period                                                 $74,378                  $81,627
                                                                            ====================     ====================

Supplemental Disclosures:
  Cash paid for income taxes                                                            $11,021                   $3,405
  Certificate maturities and surrenders through loan
    reductions                                                                           $2,926                   $4,417

See note to financial statements.


IDS CERTIFICATE COMPANY
NOTE TO FINANCIAL STATEMENTS (Unaudited)
($ in Thousands)

1.  The following is a summary of investments in unaffiliated issuers:

                                                                                 Sept. 30,                Dec. 31,
                                                                                   1999                     1998
                                                                            --------------------     --------------------

Held-to-maturity securities                                                            $480,849                 $592,815
Available-for-sale securities                                                         2,684,643                2,710,545
First mortgage loans on real estate                                                     376,161                  334,280
Certificate loans - secured by certificate reserves                                      29,805                   32,343
                                                                            --------------------     --------------------

Total                                                                                $3,571,458               $3,669,983
                                                                            ====================     ====================

                                      IDS CERTIFICATE COMPANY
                              MANAGEMENT'S NARRATIVE ANALYSIS OF THE
                                       RESULTS OF OPERATIONS


Results of operations:

As of Sept. 30, 1999, total assets decreased $36 million while certificate reserves increased $172 million from Dec. 31, 1998. The decreases in total assets and in accounts payable and accrued liabilities, primarily reflect net repayments under reverse repurchase agreements of $141 million. The decrease in total assets reflects also, a decrease in net unrealized appreciation on investment securities classified as available for sale of $80 million. The increase in certificate reserves resulted primarily from interest accruals, and certificate payments exceeding certificate maturities and surrenders.

Sales of face-amount certificates totaled $387 million and $427 million during the second and third quarters of 1999, respectively, compared to $307 million and $273 million during the comparable periods in 1998, respectively. Certificate sales during the second quarter of 1999 benefited from a special promotion of Registrant's 7-month term Flexible Savings Certificate. The special promotion was offered from March 10, 1999 to June 8, 1999, and applied only to sales of new certificate accounts during the promotion period. Interest rates for sales of certificates during the promotion period were determined on a weekly basis at one to one and a half percentage points above the Bank Rate Monitor Top 25 Market AverageTM for 6-month term CDs. Sales of the 7-month term Flexible Savings Certificate during the second quarter of 1999 totaled $125 million. The higher certificate sales during third quarter of 1999 resulted primarily from higher sales of the American Express Investors Certificate. Sales during the third quarter of 1999 were $90 million greater than during the comparable period in 1998.

Certificate maturities and surrenders totaled $318 million and $443 million during the second and third quarters of 1999, respectively, compared to $469 million and $353 million during the comparable periods in 1998, respectively.

For the nine months ended Sept. 30, 1999 and 1998, sales of face-amount certificates totaled $1,093 million and $837 million, respectively. Certificate maturities and surrenders during these same periods totaled $1,095 and $1,187 million, respectively.

Investment income decreased 8.2% during the first nine months of 1999 from the prior year's period primarily reflecting a lower average balance of invested assets.

Investment expenses decreased 1.8% during the first nine months of 1999 from the prior year's period. The decrease resulted primarily from lower distribution fees of $3.3 million, lower interest expense on reverse repurchase and interest rate swap agreements of $4.7 million, and lower investment advisory and transfer agent fees of $.6 million. These lower expenses were partially offset by higher amortization of premiums paid for index options of $7.6 million.

Net provision for certificate reserves decreased 20% during the first nine months of 1999 from the prior year's period reflecting a lower average balance of certificate reserves, and lower accrual rates primarily related to surrenders of the seven- and 13-month Flexible Savings Certificate during the last three quarters of 1998.

The $4.8 million decrease in income tax benefit on net investment income during the first nine months of 1999 from the prior year's period resulted primarily from a lesser portion of net investment income before income tax (expense) benefit being attributable to tax-advantaged income.

Net certificate reserve financing activities provided cash of $63 million during the first nine months of 1999 compared to cash used of $272 million during the prior year's period. The change resulted from higher certificate payments received of $244 million and lower maturities and surrenders of $91 million during the first nine months of 1999 compared to the prior year's period.

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

American Express and AEFC began addressing the Y2K issue in 1995 and have established a plan for resolution, which involves the remediation, decommissioning and replacement of relevant systems, including mainframe, mid-range and desktop computers, application software, operating systems, systems software, data back-up archival and retrieval services, telephone and other communications systems, and hardware peripherals and facilities dependent on embedded technology. The Y2K compliance effort is divided into two initiatives. The first, known as "Millenniax," relates to mainframe and other technological systems maintained by the American Express Technologies organization (AET). The second, known as "Business T," relates to the technological assets that are owned, managed or maintained by American Express' individual business and staff units, including AEFC. American Express' and AEFC's plans for remediation of the Y2K issue include the following program phases: (i) employee awareness and mobilization, (ii) inventory collection and assessment, (iii) impact analysis, (iv) remediation/decommission, (v) testing and (vi) implementation. With respect to the Millenniax systems and Business T assets, all of the program phases referred to above are at least 99 percent complete.

American Express' cumulative costs since inception of the Y2K initiatives were $495 million through Sept. 30, 1999 and are estimated to be in the range of $22
- $48 million for the remainder through 2000.* AEFC's cumulative costs since inception of the Y2K initiatives were $66 million through Sept. 30, 1999 and are estimated to be in the range of $2 - $3 million for the remainder through 2000.* These costs, which are expensed as incurred, relate to both Millenniax and Business T, and have not had, nor are they expected to have, a material adverse impact on American Express', AEFC's or Registrant's results of operations or financial condition.* Y2K costs related to Millenniax represent 6 percent and 1 percent of the AET budget for the years 1999 and 2000, respectively.*

American Express' and AEFC's major businesses are heavily dependent upon internal computer systems, and all have significant interaction with systems of third parties, both domestically and internationally. American Express and AEFC are working with key external parties, including merchants, clients, counterparties, vendors, exchanges, utilities, suppliers, agents and regulatory agencies to mitigate the potential risks to American Express and AEFC of Y2K. As part of their overall compliance program, American Express and AEFC are actively communicating with third parties through face-to-face meetings and correspondence, on an ongoing basis, to ascertain their state of readiness. Although numerous third parties have indicated to American Express and AEFC in writing that they are addressing their Y2K issues on a timely basis, American Express and AEFC do not directly control the remediation efforts of such parties, and therefore cannot provide assurances that they will be Y2K compliant. The failure of external parties to resolve their own Y2K issues in a timely manner could have a material adverse effect on American Express, AEFC or Registrant.*

During the third quarter of 1999 American Express' and AEFC's plans for targeted integrated testing of systems that support their most critical business functions, and independent validation of such testing, were completed. At this point, American Express and AEFC are in the process of finalizing specific Y2K contingency plans and establishing plans to address their year-end activities related to Y2K. The contingency planning effort, which addresses all critical systems and, to a lesser extent, certain non-critical systems, is a full-scale initiative that includes both internal and external experts under the guidance of an American Express-wide steering committee. The contingency plans, which are based in part on an assessment of the magnitude and probability of potential risks, primarily focus on proactive steps to prevent Y2K-related failures from occurring, or if they should occur, detecting them quickly, minimizing their impact and expediting their repair. The Y2K contingency plans supplement disaster recovery and business continuity plans already in place, and include measures such as selecting alternative suppliers and channels of distribution and setting up manual back-up processes.

The Y2K contingency plans have been developed generally in accordance with guidelines established by the Federal Financial Institutions Examination
Council. This effort is divided into four phases: (i) establishing organizational planning guidelines, (ii) completing a business impact analysis,
(iii) developing the contingency plans and (iv) validating and verifying the contingency plans. These phases are to be followed by a detailed year-end plan.* All four of the above phases have essentially been completed, and have identified and assessed the need for, and developed, Y2K contingency plans for American Express' and AEFC's most critical core business functions. Such functions include, but are not limited to, credit authorization, Cardmember billing, merchant payment, client investments, funds transfer, securities settlement and travel reservations. These contingency plans also address third party systems that American Express' and AEFC's businesses interface with and rely upon, such as international telecommunications networks and utilities, global financial payment and clearing systems, and airline and other travel systems.

Going forward, American Express' and AEFC's primary focus will be on planning year-end activities related to Y2K.* Such activities include the establishment of global command centers; scheduling the availability of key personnel; establishing additional roll-over management procedures, including proactive monitoring of select critical functions and assets; the development of Y2K incident tracking and reporting tools; and the establishment of specific Y2K-related communications.* Additionally, rehearsals of these year-end activities will be conducted during the fourth quarter of 1999.*

American Express and AEFC will continue to refine their contingency and year-end planning activities throughout 1999 as additional information related to their exposures is gathered.* To the extent that there are Y2K failures that affect major internal processes or third party systems that American Express or AEFC relies upon, including but not limited to those described above, such failures could have a material impact on American Express and its businesses or subsidiaries, including Registrant, through business interruption or shutdown, financial loss, regulatory actions, reputational damage and legal liability to third parties.* At this point it appears that some of the major industries in certain countries outside the United States, such as telecommunications and utilities, have made less progress in the Y2K compliance effort and, as a result, may present a somewhat greater exposure to American Express, AEFC and Registrant.*

For additional information relating to the Y2K issue, see pages 14, 15 and 16 of Registrant's 1998 10-K report, and Registrant's 10-Q reports for the quarterly periods ended March 31, 1999 and June 30, 1999.

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

REGISTRANT                           IDS CERTIFICATE COMPANY


BY

NAME AND TITLE                    /s/Jeffrey S. Horton
                                     Jeffrey S. Horton, Vice President and
                                     Treasurer (Principal Financial Officer and
                                     officer duly authorized to sign on behalf
                                     of Registrant)
DATE                                 November 12, 1999

November 12, 1999



Securities and Exchange Commission
450 Fifth Street N.W.
Attn:  Document Control - EDGAR
Washington, D.C.  20549-1004


Re:     IDS Certificate Company
        File Number 2-23772


Dear Sir or Madam:

Enclosed for filing is a current report on Form 10-Q for IDS
Certificate Company.

Please contact Terry Vestermark at (612) 678-2132 or me if you have any questions or comments.

Sincerely,





/s/Bruce A. Kohn
Bruce A. Kohn
Vice President and General Counsel
(612) 671-2221

BAK/TV/lal