Form 10-K
period 1999-12-31
IDS CERTIFICATE CO /MN/
filed 2000-03-28
CIK 52428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 30(a) OF THE INVESTMENT COMPANY ACT OF 1940 AND SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                                       OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _______________    to ___________________.

Commission file number 2-23772.

                             IDS Certificate Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    41-6009975
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

IDS Tower 10, Minneapolis, Minnesota                 55440
--------------------------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

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

The Exhibit Index is located on sequential pages 16-19.

Item 1.  Business

IDS Certificate Company (IDSC) is incorporated under the laws of Delaware. Its principal executive offices are located in the IDS Tower, Minneapolis,
Minnesota, and its telephone number is (612) 671-3131. American Express Financial Corporation , a Delaware corporation, IDS Tower 10, Minneapolis, Minnesota 55440-0010, owns 100% of the outstanding voting securities of IDSC. As of January 1, 1995 IDS Financial Corporation changed its name to American Express Financial Corporation. American Express Financial Corporation is a wholly owned subsidiary of American Express Company (American Express), a New York Corporation, with headquarters at American Express Tower, World Financial Center, New York, New York.

         IDSC has filed a Certificate of Amendment of its Certificate of Incorporation with the Delaware Secretary of State to change the Company's name to American Express Certificate Company effective April 26, 2000.

         IDSC is a face-amount certificate investment company, registered under the Investment Company Act of 1940 (1940 Act). IDSC is in the business of issuing face-amount certificates. Face-amount certificates issued by IDSC entitle the certificate owner to receive, at maturity, a stated amount of money and interest or credits declared from time to time by IDSC, in its discretion.

IDSC is continuously engaged in new product development. IDSC currently offers nine certificates to the public: "IDS Cash Reserve Certificate," "IDS Flexible Savings Certificate" (formerly "IDS Variable Term Certificate"), "IDS Installment Certificate," "IDS Preferred Investors Certificate," "IDS Stock Market Certificate" (marketed in some channels as "American Express Stock Market Certificate"), "IDS Market Strategy Certificate," "American Express Investors Certificate" (including a form of American Express Investors Certificate offered to select investors who, among other things, invest at least $50 million in the certificate), and "American Express Special Deposits." The American Express Special Deposits is only marketed through offices of American Express Bank Ltd.
(AEB) in England and Hong Kong and is not registered for sale in the United States. All certificates are currently sold without a sales charge. The IDS Installment Certificate, the IDS Flexible Savings Certificate, the IDS Stock Market Certificate (including the American Express Stock Market Certificate), the IDS Preferred Investors Certificate, the IDS Market Strategy Certificate, the American Express Investors Certificate and the American Express Special Deposits currently bear surrender charges for premature surrenders. All of the above described certificates, except the American Express Special Deposits, are distributed pursuant to a Distribution Agreement with American Express Financial Advisors Inc. , an affiliate of IDSC. With respect to the American Express Investors Certificate and the American Express Stock Market Certificate, American Express Financial Advisors Inc., in turn, has Selling Agent Agreements with American Express Bank International (AEBI), a subsidiary of American Express, and Coutts & Co. (USA) International (Coutts), a subsidiary of National Westminster Bank PLC, for selling the certificates. With respect to the American Express Special Deposits, IDSC has a Marketing Agreement with AEB, an indirect subsidiary of American

Express, for marketing the certificate. IDSC has a Distribution Agreement with American Express Service Corporation (AESC) under which AESC can distribute the IDS Stock Market Certificate and potentially other certificates. As of December 31, 1999, no certificates have been distributed through AESC. With respect to IDS Stock Market Certificate, American Express Financial Advisors Inc. has a Selling Agent Agreement effective March 1999 with Securities America Inc., an affiliate of IDSC. There is no assurance that IDS certificates will be distributed by AESC or sold by Securities America Inc.

         AEBI and Coutts are Edge Act corporations organized under the provisions of Section 25(a) of the Federal Reserve Act. American Express Financial Advisors Inc. has entered into a consulting agreement with AEBI under which AEBI provides consulting services related to any selling agent agreements between American Express Financial Advisors Inc. and other Edge Act corporations.

         IDSC also offers one certificate in connection with certain employee benefit plans available to eligible American Express Financial Corporation employees, financial advisors, retirees, and eligible employees of the American Express funds, and to IRAs of persons retired as employees or financial advisors with American Express Financial Corporation. This certificate is called the Series D-1 Investment Certificate.

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

         The IDS Stock Market Certificate is a single payment certificate that offers the certificate owner the opportunity to have all or part of his/her interest tied to 52- week stock market performance, as measured by a broad stock market index, with return of principal guaranteed by IDSC. The owner can also choose to earn a fixed rate of interest. This certificate is sold to clients of American Express Financial Advisors Inc., and is available through Securities America Inc. under a Selling Agent Agreement effective March 1999 with American Express Financial Advisors Inc., and may be available from time to time through American Express Service Corporation under its Distribution Agreement with IDSC. This certificate is marketed as the American Express Stock Market Certificate by AEBI and Coutts, under Selling Agent Agreements with American Express Financial Advisors Inc., to AEBI's clients and certain of Coutts' clients, respectively, who are neither citizens nor residents of the United States. IDSC is developing a certificate that pays equity-indexed interest for 52-week terms for sale through broker-dealers that are not affiliated with IDSC.

         The IDS Market Strategy Certificate is a single payment certificate that pays interest at a fixed rate or that offers the owner the opportunity to have all or part of his/her interest tied to 52-week stock market performance as measured by a broad stock market index, for a series of 52- week terms starting every month or at intervals the owner selects.

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

         IDSC has filed registration statement amendments with the Securities and Exchange Commission under which "IDS" in the names of certificates would change to "American Express" on April 26, 2000.

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

         For the IDS Flexible Savings Certificate, IDS Cash Reserve Certificate and the IDS Series D-1 Investment Certificate, the published rates of the BANK RATE MONITOR Top 25 Market Average(R) for various length bank certificates of deposit are used as the guide in setting rates. For the IDS Installment
Certificate, the average interest rate for money market deposit accounts, as published by the BANK RATE MONITOR Top 25 Market Average(R) (the BRM Average), is used as a guide in setting rates. For the American Express Investors Certificate, IDS Preferred Investors Certificate, and American Express Special Deposits, the published average rates for comparable length dollar deposits available on an interbank basis, referred to as the London Interbank Offered Rates (LIBOR), are used as a guide in setting rates.

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

         IDSC may make forward-looking statements in documents such as this 10-K Annual Report. In addition, from to time to time, IDSC through its management may make oral forward-looking statements. Forward-looking statements are subject to uncertainties that could cause actual results to differ materially from such statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. IDSC undertakes no obligation to update publicly or revise any forward-looking statements.

         In regard to the equity-indexed certificate under development, there is the possibility that the project will not come to fruition, that sufficient third parties will not be interested in marketing it, that market disintermediation could affect the effectiveness of related hedging transactions, and that sales may not be large enough to have a material impact on IDSC's business, results of operations or financial position.

The following table shows IDSC's certificate payments received and certificate surrenders for the three years ended December 31, 1999:

                                                          1999             1998            1997
                                                          ----             ----            ----
                                                                     ($ in Millions)
Single Payment Certificates
     Non-Qualified
        Payments through:
          American Express Financial Advisors Inc.        $950.2          $685.3             $860.2
          AEBI, AEB, and Coutts                            387.7           303.0              483.5
        Surrenders through:
          American Express Financial Advisors Inc.         854.3           922.9              733.3
          AEBI, AEB, and Coutts                            358.4           370.6              287.5
     Qualified
        Payments through:
          American Express Financial Advisors Inc.         194.7           122.4              135.4
        Surrenders through:
          American Express Financial Advisors Inc.         160.7           164.7              141.0


Installment Payment Certificates
     Through American Express Financial Advisors Inc.

     Non-Qualified
       Payments                                             62.9            80.4               99.5
       Surrenders                                          114.5           118.5              103.2
     Qualified
       Payments                                               .6             1.0                1.4
       Surrenders                                            1.8             2.5                2.6

         In 1999, approximately 25% of single payment certificate payments were through AEBI, AEB, and Coutts, and approximately 13% of single payment certificate payments and 1% of installment certificate payments were of tax-qualified certificates for use in IRAs, 401(k) plans and other qualified retirement plans.

         The certificates offered by American Express Financial Advisors Inc. are sold pursuant to a distribution agreement which is terminable on 60 days notice and is subject to annual approval by IDSC's Board of Directors, including a majority of the directors who are not "interested persons" of American Express Financial Advisors Inc. or IDSC as that term is defined in the 1940 Act. The agreement  provides  for the payment of  distribution  fees to American  Express
Financial  Advisors  Inc. for services  provided  thereunder.  American  Express
Financial  Advisors  Inc.  is a wholly  owned  subsidiary  of  American  Express
Financial Corporation. For the sale of the American Express Investors Certificate and the American Express Stock Market Certificate, American Express Financial Advisors Inc., in turn, has Selling Agent Agreements with AEBI and Coutts. For the sale of IDS Stock Market Certificate, American Express Financial Advisors Inc. has a Selling Agent Agreement with Securities America Inc. effective March 1999. For the distribution of the IDS Stock Market Certificate, IDSC has a distribution agreement with American Express Service Corporation. For marketing American Express Special Deposits, IDSC has a Marketing Agreement with AEB. These agreements are terminable upon 60 days notice and subject to annual review by directors who are not "interested persons" of American Express Financial Advisors Inc. or IDSC except that such annual review is not required for selling agent agreements.

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

         IDSC is required to maintain cash and "qualified investments" meeting the standards of Section 28(b) of the 1940 Act, as modified by an order of the Securities and Exchange Commission (the SEC). The amortized cost of said investments must be at least equal to IDSC's net liabilities on all outstanding face-amount certificates plus $250,000. So long as IDSC wishes to rely on the SEC order, as a condition to the order, IDSC has agreed to maintain an amount of unappropriated retained earnings and capital equal to at least 5% of net certificate reserves. For these purposes, net certificate reserves means certificate reserves less outstanding certificate loans. In determining compliance with this condition, qualified investments are valued in accordance with the provisions of Minnesota Statutes where such provisions are applicable. IDSC's qualified assets consist of cash and cash equivalents, first mortgage loans on real estate, U.S. government and government agency securities, municipal bonds, corporate bonds, preferred stocks and other securities meeting specified standards. IDSC has also entered into a written informal understanding with the State of Minnesota, Department of Commerce, that IDSC will maintain capital equal to 5% of the assets of IDSC (less any loans on outstanding certificates). When computing its capital for these purposes, IDSC values its assets on the basis of statutory accounting for insurance companies rather than generally accepted accounting principles. IDSC is subject to annual examination and supervision by the State of Minnesota, Department of Commerce (Banking Division).

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

         Item omitted pursuant to General Instructions I(2)(c) of Form 10-K.


                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters

         There is no market for the Registrant's common stock since it is a wholly owned subsidiary of American Express Financial Corporation and, indirectly, of American Express. Frequency and amount of cash dividends declared during the past two years are as follows:

         Dividend Payable Date For the year ended December 31, 1999:

         January 15, 1999                            $13,000,000
         June 4, 1999                                 12,000,000
         November 29, 1999                            15,000,000
                                                    --------------
                                                     $40,000,000

         Dividend Payable Date For the year ended December 31, 1998:

         April 8, 1998                               $ 4,500,000
         November 17, 1998                            25,000,000
                                                     ------------
                                                     $29,500,000

         Restriction on the Registrant's present or future ability to pay dividends:

         Certain series of installment certificates outstanding provide that cash dividends may be paid by IDSC only in calendar years for which additional credits of at least 1/2 of 1% on such series of certificates have been authorized by IDSC. This restriction has been removed for 2000 and 2001 by IDSC's declaration of additional credits in excess of this requirement.

         Appropriated retained earnings resulting from the predeclaration of additional credits to IDSC's certificate owners are not available for the payment of dividends by IDSC. In addition, IDSC will discontinue issuance of certificates subject to the predeclaration of additional credits and will make no further predeclaration as to outstanding certificates if at any time the capital and unappropriated retained earnings of IDSC should be less than 5% of net certificate reserves (certificate reserves less certificate loans). At December 31, 1999, the capital and unappropriated retained earnings amounted to 5.83% of net certificate reserves.

Item 6. Selected Financial Data

Summary of selected financial information
--------------------------------------------------------------------------------

The following selected financial information has been derived from the audited financial statements and should be read in conjunction with those statements and the related notes to financial statements. Also see "Management's discussion and analysis of financial condition and results of operations" for additional comments.


Year Ended Dec. 31,                                        1999           1998            1997            1996          1995
----------------------------------------------------------------------------------------------------------------------------------
                                                                                     ($ thousands)
Statement of Operations Data:
Investment income                                           $254,344        $273,135        $258,232       $251,481      $256,913
Investment expenses                                           77,235          76,811          70,137         62,851        62,817
----------------------------------------------------------------------------------------------------------------------------------

Net investment income before provision for
  certificate reserves and income tax (expense) benefit      177,109         196,324         188,095        188,630       194,096
Net provision for certificate reserves                       138,555         167,108         165,136        171,968       176,407
----------------------------------------------------------------------------------------------------------------------------------

Net investment income before income
  tax (expense) benefit                                       38,554          29,216          22,959         16,662        17,689
Income tax (expense) benefit                                  (4,615)            265           3,682          6,537         9,097
----------------------------------------------------------------------------------------------------------------------------------

Net investment income                                         33,939          29,481          26,641         23,199        26,786
----------------------------------------------------------------------------------------------------------------------------------

Net realized gain (loss) on investments:
  Securities of unaffiliated issuers                           1,250           5,143             980           (444)          452
  Other - unaffiliated                                             -               -               -            101          (120)
----------------------------------------------------------------------------------------------------------------------------------

Net realized gain (loss) on investments
  before income taxes                                          1,250           5,143             980           (343)          332
Income tax (expense) benefit                                    (437)         (1,800)           (343)           120          (117)
----------------------------------------------------------------------------------------------------------------------------------

Net realized gain (loss) on investments                          813           3,343             637           (223)          215
Net income - wholly owned subsidiary                               4           1,646             328          1,251           373
----------------------------------------------------------------------------------------------------------------------------------

Net income                                                   $34,756         $34,470         $27,606        $24,227       $27,374
----------------------------------------------------------------------------------------------------------------------------------

Cash Dividends Declared                                      $40,000         $29,500              $-        $65,000            $-
----------------------------------------------------------------------------------------------------------------------------------

Balance Sheet Data:
Total assets                                              $3,761,068      $3,834,244      $4,053,648     $3,563,234    $3,912,131
Certificate loans                                             28,895          32,343          37,098         43,509        51,147
Certificate reserves                                       3,536,659       3,404,883       3,724,978      3,283,191     3,628,574
Stockholder's equity                                         141,702         222,033         239,510        194,550       250,307
----------------------------------------------------------------------------------------------------------------------------------

IDS Certificate Company (IDSC) is 100% owned by American Express Financial Corporation (Parent).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of operations:

IDS Certificate Company's (IDSC) earnings are derived primarily from the after-tax yield on invested assets less investment expenses and interest credited on certificate reserve liabilities. Changes in earnings' trends occur largely due to changes in the rates of return on investments and the rates of interest credited to certificate owner accounts, and also due to changes in the mix of fully taxable and tax-advantaged investments in the IDSC portfolio.

During 1999, total assets decreased $73 million whereas certificate reserves increased $132 million. The decreases in total assets and accounts payable and accrued liabilities resulted primarily from net repayments under reverse repurchase agreements of $116 million. The decrease in total assets reflects also, a decrease in net unrealized appreciation on investment securities classified as available for sale of $115 million. The increase in certificate reserves resulted primarily from interest accruals of $203 million offset by certificate maturities and surrenders exceeding certificate sales by $71 million.

During 1998, total assets and certificate reserves decreased $219 million and $320 million, respectively. The decreases in total assets and certificate reserves resulted primarily from certificate maturities and surrenders exceeding certificate sales. The excess of certificate maturities and surrenders over certificate sales resulted primarily from lower accrual rates declared by IDSC during 1998. The decrease in total assets in 1998 reflects also, a decrease in net unrealized appreciation on investment securities classified as available for sale of $35 million.

1999 Compared to 1998:

Gross investment income decreased 6.9% due primarily to a lower average balance of invested assets.

Investment expenses increased slightly in 1999. The slight increase resulted primarily from the net of higher amortization of premiums paid for index options of $10.1 million and lower interest expense on reverse repurchase and interest rate swap agreements of $6.5 million, lower distribution fees of $2.3 million and lower investment advisory and services and transfer agent fees of $.8 million.

Net provision for certificate reserves decreased 17.1% due primarily to lower accrual rates during 1999.

The decrease in income tax benefit resulted primarily from less tax-advantaged investment income.

1998 Compared to 1997:

Gross investment income increased 5.8% due primarily to a higher average balance of invested assets, partially offset by slightly lower yields.

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

The decrease in income tax benefit resulted primarily from less tax-advantaged investment income.

Liquidity and cash flow:

IDSC's principal sources of cash are payments from sales of face-amount certificates and cash flows from investments. In turn, IDSC's principal uses of cash are payments to certificate owners for matured and surrendered certificates, purchase of investments and payments of dividends to its Parent.

Certificate sales remained strong in 1999 reflecting clients' ongoing desire for safety of principal. Sales of certificates totaled $1.5 billion in 1999 compared to $1.1 billion in 1998 and $1.5 billion in 1997. The higher certificate sales in 1999 over 1998 resulted primarily from special promotions of the seven- and 13-month term IDS Flexible Savings Certificate which produced sales of $295 million. Certificate sales in 1999 benefited also, from higher sales of the IDS Market Strategy Certificate and American Express Investors Certificate of $95 million and $118 million, respectively.

A special promotion of the seven-month term IDS Flexible Savings Certificate was offered from March 10, 1999 to June 8, 1999, and applied only to sales of new certificate accounts during the promotion period. Certificates sold during the promotion period received a special interest rate, determined on a weekly basis, of 100 basis points (1.00%) above the Bank Rate Monitor Top 25 Market AverageTM of comparable length certificates of deposit. Certificate sales during the promotion period totaled $168 million.

In August of 1999, IDSC introduced special seven- and 13-month term IDS Flexible Savings Certificates that offer interest rates competitive with those of certificates of deposit offered online by an affiliated company of IDSC. This special offer applies to both new and existing certificate accounts and will end April 26, 2000. Sales of the seven- and 13-month term IDS Flexible Savings Certificate receive a special interest rate of 70 basis points (.70%) and 80 basis points (.80%), respectively, over the rate in effect at the time of sale for the six- and 12-month term IDS Flexible Savings Certificate, respectively. Certificate sales since introduction in August of 1999 totaled $127 million.

Certificate maturities and surrenders totaled $1.7 billion during both 1999 and 1998 compared to $1.3 billion in 1997. The higher certificate maturities and surrenders in 1998 compared to 1997, resulted primarily from $242 million of surrenders of the seven- and 13-month term IDS Flexible Savings Certificate which were sold from Sept. 10, 1997 to Nov. 25, 1997. These surrenders resulted primarily from lower accrual rates declared by IDSC at term renewal, reflecting interest rates available in the marketplace.

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

At Dec. 31, 1999, securities classified as held to maturity and carried at amortized cost were $.5 billion. Securities classified as available for sale and carried at fair value were $2.6 billion. These securities, which comprise 84% of IDSC's total invested assets, are well diversified. Of these securities, approximately 97% have fixed maturities of which 89% are of investment grade. Other than U.S. Government Agency mortgage-backed securities, no one issuer represents more than 1% of total securities. See note 3 to financial statements for additional information on ratings and diversification.

During the year ended Dec. 31, 1999, securities classified as available for sale were sold with an amortized cost and fair value of $102 million and $105 million, respectively. The securities were sold in general management of the investment portfolio. There were no sales of held-to-maturity securities during the year ended Dec. 31, 1999.

There were no transfers of available-for-sale or held-to-maturity securities during the years ended Dec. 31, 1999 and 1998.

Market risk and derivative financial instruments:

The sensitivity analysis of two different tests of market risk discussed below estimate the effects of hypothetical sudden and sustained changes in the applicable market conditions on the ensuing year's earnings based on year-end positions. The market changes, assumed to occur as of year-end, are a 100 basis point increase in market interest rates and a 10% decline in a major stock market index. Computation of the prospective effects of hypothetical interest rate and major stock market index changes are based on numerous assumptions, including relative levels of market interest rates and the major stock market index level, as well as the levels of assets and liabilities. The hypothetical changes and assumptions will be different than what actually occurs in the future. Furthermore, the computations do not anticipate actions that may be taken by management if the hypothetical market changes actually occurred over time. As a result, actual earnings effects in the future will differ from those quantified below.

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

The negative impact on IDSC's pretax earnings of the 100 basis point increase in interest rates, which assumes repricings and customer behavior based on the application of proprietary models to the book of business at Dec. 31, 1999 and 1998, would be approximately $8.2 million and $7.5 million for 1999 and 1998, respectively. The 10% decrease in a major stock market index level would have a minimal impact on IDSC's pretax earnings as of Dec. 31, 1999 and 1998, because the income effect is a decrease in option income and a corresponding decrease in interest credited to the IDS and American Express Stock Market Certificate owners' accounts.

Year 2000:

IDSC is a wholly owned  subsidiary  of American  Express  Financial  Corporation
(AEFC), which is a wholly owned subsidiary of American Express Company (American Express). All of the major systems used by IDSC are maintained by AEFC and are utilized by multiple subsidiaries and affiliates of AEFC. American Express coordinated the Year 2000 (Y2K) efforts on behalf of all of its businesses and subsidiaries. Representatives of AEFC participated in these efforts.

IDSC, to date, has not experienced any material systems failures related to the Y2K rollover. American Express' and AEFC's remediation plan for the Y2K issue is discussed in detail in IDSC's 1998 10-K report and 1999 10-Q reports. American Express and AEFC will continue their Y2K monitoring and address any issues that may arise from internal systems or those of third parties. American Express' and AEFC's cumulative costs since inception of the Y2K initiative were $505 million and $68 million, respectively, through Dec. 31, 1999, and are expected to be approximately $10 million and $0.8 million, respectively, in 2000. The majority of these costs are managed by and included in American Express' Corporate and Other segment, as most remediation efforts are related to systems that are maintained by the American Express Technologies organization. Costs related to Y2K have not had a material adverse effect on IDSC's results of operations or financial condition.

Ratios:

The ratio of stockholder's  equity,  excluding  accumulated other  comprehensive
(loss) income net of tax, to total assets less certificate loans and net unrealized holding gains/losses on investment securities (capital to asset ratio) at Dec. 31, 1999 and 1998 was 5.5% and 5.6%, respectively. Under an informal agreement established with the Commissioner of Commerce for the State of Minnesota, IDSC has agreed to maintain at all times a minimum capital to asset ratio of 5.0%.

Item 7A. Ouantitative and Qualitative Disclosures About Market Risk

         See Item 7.

Item 8.  Financial Statements and Supplementary Data

         1.   Financial Statements and Schedules Required under Regulation S-X


Index to Financial Statements and Schedules

                                                                           Page
Financial Statements:

   Responsibility for Preparation of Financial Statements                  22
   Report of Independent Auditors                                          23
   Balance Sheets, Dec. 31, 1999 and 1998                                24 - 25
   Statements of Operations, year ended Dec. 31, 1999, 1998 and 1997 26 - 27 Statements of Comprehensive Income, year ended Dec. 31, 1999,
        1998 and 1997                                                      28
   Statements of Stockholder's Equity, year ended Dec. 31, 1999,
   1998 and 1997                                                           29
   Statements of Cash Flows, year ended Dec. 31, 1999, 1998 and 1997     30 - 31
   Notes to Financial Statements                                         32 - 49

Schedules:

       I -Investments in Securities of Unaffiliated Issuers, Dec. 31, 1999 II -Investments in and Advances to Affiliates and Income Thereon,
          Dec. 31, 1999, 1998 and 1997
     III -Mortgage  Loans  on Real  Estate  and  Interest  earned  on
          Mortgages, year ended Dec. 31, 1999
      V - Qualified Assets on Deposit, Dec. 31, 1999
     VI - Certificate Reserves, year ended Dec. 31, 1999
    VII - Valuation and Qualifying Accounts, year ended Dec. 31, 1999, 1998 and 1997

         Schedules I, III and VI for the year ended Dec. 31, 1998, and Schedule VI for the year ended Dec. 31, 1997, are included in Registrant's Annual Reports on Form 10-K for the fiscal years ended Dec. 31, 1998 and Dec. 31, 1997, respectively, Commission file 2-23772, and are incorporated herein by reference.

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

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      List the following documents filed as a part of the report:


         1. All financial statements. See Item 8.

         2. Financial statement schedules. See Item 8.

         3. Exhibits.

              1.      None or not applicable.

              2.      None or not applicable.

              3(a). Certificate of Incorporation, dated December 31, 1977, filed electronically as Exhibit 3(a) to Post-Effective Amendment No. 10 to Registration Statement No.
                      2-89507, is incorporated herein by reference.

              3(b). Certificate of Amendment, dated April 2, 1984 filed electronically as Exhibit 3(b) to Post-Effective Amendment No. 10 to Registration Statement No. 2-89507, is incorporated herein by reference.

              3(c). Certificate of Amendment, dated September 12, 1995, filed electronically as Exhibit 3(c) to Post-Effective Amendment No. 44 to Registration Statement No.
                      2-55252, is incorporated herein by reference.

              3(d). Certificate of Amendment, dated April 30, 1999, filed electronically as Exhibit 3(a) to Registrant's March 31, 1999 Quarterly Report on Form 10-Q is incorporated herein by reference.


              3(e). Certificate of Amendment, dated January 28, 2000, filed electronically as exhibit 3(e) to Post-Effective Amendment No. 47 to Registration Statement No. 2-55252, is incorporated herein by reference.


              3(f). Current By-Laws, filed electronically as Exhibit 3(e) to Post-Effective Amendment No. 19 to Registration Statement No. 33-26844, are incorporated herein by reference.

              4-9.    None or not applicable.

              10(a). Investment Advisory and Services Agreement between Registrant and IDS/American Express Inc. dated January
                      12, 1984, filed electronically as Exhibit 10(b) to Registrant's Post-Effective Amendment No. 3 to Registration Statement No. 2-89507, is incorporated herein by reference.

              10(b). Distribution Agreement dated November 18, 1988, between Registrant and IDS Financial Services Inc., filed electronically as Exhibit 1(a) to the Registration
                      Statement No. 33-26844, for the American Express International Investment Certificate (now called, the IDS Investors Certificate) is incorporated herein by reference.

              10(c). Depositary and Custodial Agreement dated September 30, 1985 between IDS Certificate Company and IDS Trust Company, filed electronically as Exhibit 10(b) to Registrant's Post-Effective Amendment No. 3 to Registration Statement No.
                      2-89507, is incorporated herein by reference.

              10(d). Foreign Deposit Agreement dated November 21, 1990, between IDS Certificate Company and IDS Bank & Trust, filed electronically as Exhibit 10(h) to Post-Effective Amendment No. 5 to Registration Statement No. 33-26844, is incorporated herein by reference.

              10(e). Selling Agent Agreement dated June 1, 1990, between American Express Bank International and IDS Financial Services Inc. for the American Express Investors and American Express Stock Market Certificates, filed electronically as Exhibit 1(c) to the Post-Effective Amendment No. 5 to Registration Statement No. 33-26844, is incorporated herein by reference.

              10(f). Second amendment to Selling Agent Agreement between American Express Financial Advisors Inc. and American Express Bank International dated as of May 2, 1995, filed electronically as Exhibit (1) to Registrant's June 30, 1995, Quarterly Report on Form 10-Q, is incorporated herein by reference.

               10(g). Marketing   Agreement  dated  October  10,  1991,  between
                      Registrant and American Express Bank Ltd., filed electronically as Exhibit 1(d) to Post-Effective Amendment No. 31 to Registration Statement 2-55252, is incorporated herein by reference.

              10(h). Amendment to the Selling Agent Agreement dated December 12, 1994, between IDS Financial Services Inc. and American Express Bank International, filed electronically as
                      Exhibit 1(d) to Post-Effective Amendment No. 13 to Registration Statement No. 2-95577, is incorporated herein by reference.

              10(i). Selling Agent Agreement dated December 12, 1994, between IDS Financial Services Inc. and Coutts & Co. (USA) International, filed electronically as Exhibit 1(e) to Post-Effective Amendment No. 13 to Registration Statement No. 2-95577, is incorporated herein by reference.

              10(j). Consulting Agreement dated December 12, 1994, between IDS Financial Services Inc. and American Express Bank International, filed electronically as Exhibit 16(f) to Post-Effective Amendment No. 13 to Registration Statement No. 2-95577 is incorporated herein by reference.

              10(k). Letter amendment dated January 9, 1997 to the Marketing Agreement dated October 10, 1991, between Registrant and American Express Bank Ltd. filed electronically as Exhibit 10(j) to Post-Effective Amendment No. 40 to Registration Statement No. 2-55252, is incorporated herein by reference.

              10(l). Form of Letter amendment dated April 7, 1997 to the Selling Agent Agreement dated June 1, 1990 between American Express Financial Advisors Inc. and American Express Bank International, filed electronically as
                      Exhibit 10 (j) to Post-Effective Amendment No. 14 to Registration Statement 33-26844, is incorporated herein by reference.

              10(m). Letter Agreement dated July 28, 1999 amending the Selling Agent Agreement dated June 1, 1990, or a schedule thereto, as amended, between American Express Financial Advisors Inc. (formerly IDS Financial Services Inc.) and American Express Bank International, filed electronically to Registrant's June 30, 1999 Quarterly Report on Form 10-Q, is incorporated herein by reference.

              10(n). Letter Agreement dated July 28, 1999, amending the Marketing Agreement dated October 10, 1991, or a schedule thereto, as amended, between IDS Certificate Company and American Express Bank Ltd., filed electronically to Registrant's June 30, 1999 Quarterly Report on Form 10-Q, is incorporated herein by reference.

              10(o) Selling Agent Agreement, dated March 10, 1999 between American Express Financial Advisors Inc. and Securities America, Inc., filed electronically as Exhibit 10 (l) to Post-Effective Amendment No. 18 to Registration Statement 33-26844, is incorporated herein by reference.

              11-23. None or not applicable.

              24(a).  Officers' Power of Attorney, dated January 28, 2000, filed
                      electronically   as   exhibit   24(a)  to   Post-Effective
                      Amendment No. 47 to Registration Statement No.
                      2-55252, is incorporated herein by reference.

              24(b). Directors' Power of Attorney, dated January 28, 2000, filed electronically as exhibit 24(b) to Post-Effective Amendment No. 47 to Registration Statement No.
                      2-55252, is incorporated herein by reference.

              25-99. None or not applicable.

       (b) Reports on Form 8-K filed during the last quarter of the period covered by this report. None.

                                                SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT                          IDS Certificate Company

BY                                      /s/ Paula R. Meyer *
NAME AND TITLE                              Paula R. Meyer, President
DATE                                        March 28, 2000

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY                          /s/ Paula R. Meyer, *  * *
NAME AND TITLE                  Paula R. Meyer, President and Director
                               (Principal Executive Officer)
DATE                            March 28, 2000

BY                          /s/ Jeffrey S. Horton *
NAME AND TITLE                  Jeffrey S. Horton, Vice President and Treasurer
                               (Principal Financial Officer)
DATE                            March 28, 2000

BY                          /s/ Philip C. Wentzel *
NAME AND TITLE                  Philip C. Wentzel, Vice President and Controller
                               (Principal Accounting Officer)
DATE                            March 28, 2000

BY                          /s/ Rodney P. Burwell * *
NAME AND TITLE                  Rodney P. Burwell, Director
DATE                            March 28, 2000

BY                          /s/ Charles W. Johnson * *
NAME AND TITLE                  Charles W. Johnson, Director
DATE                            March 28, 2000

BY                          /s/ Jean B. Keffeler * *
NAME AND TITLE                  Jean B. Keffeler, Director
DATE                            March 28, 2000

BY                          /s/ Richard W. Kling * *
NAME AND TITLE                  Richard W. Kling, Chairman of the Board
                                of Directors and Director
DATE                            March 28, 2000

BY                          /s/ Thomas R. McBurney * *
NAME AND TITLE                  Thomas R. McBurney, Director
DATE                            March 28, 2000

BY                          /s/ Pamela J. Moret * *
NAME AND TITLE                  Pamela J. Moret, Director
DATE                            March 28, 2000


* Signed pursuant to Officers'  Power of Attorney dated January 28, 2000,  filed
electronically  as  Exhibit  24(a)  to   Post-Effective   Amendment  No.  47  to
Registration Statement No. 2-55252, is incorporated herein by reference.



/s/Bruce A. Kohn
   Bruce A. Kohn

* * Signed pursuant to Directors' Power of Attorney dated January 28, 2000, filed electronically as Exhibit 24(b) to Post-Effective Amendment No. 47 to Registration Statement No. 2-55252, is incorporated herein by reference.



/s/Bruce A. Kohn
   Bruce A. Kohn

IDS Certificate Company

Responsibility for Preparation of Financial Statements

The management of IDS Certificate Company (IDSC) is responsible for the preparation and fair presentation of its financial statements. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States which are appropriate in the circumstances, and include amounts based on the best judgment of management. IDSC's management is also responsible for the accuracy and consistency of other financial information included in this Form 10-K.

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

                                      REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Security Holders
IDS Certificate Company:


We have audited the accompanying balance sheets of IDS Certificate Company, a wholly owned subsidiary of American Express Financial Corporation, as of December 31, 1999 and 1998, and the related statements of operations, comprehensive income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the index at Item 8. These financial statements and schedules are the responsibility of the management of IDS Certificate Company. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. Our procedures included confirmation of investments owned as of December 31, 1999 and 1998, by correspondence with custodians and brokers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IDS Certificate Company at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                  /s/ERNST & YOUNG LLP
                                                     ERNST & YOUNG LLP
Minneapolis, Minnesota
February 3, 2000

Balance Sheets, Dec. 31,
------------------------------------------------------------------------------------------------------------------------------------

Assets
Qualified Assets (note 2)                                                                                 1999          1998
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                            ($ thousands)
Investments in unaffiliated issuers (notes 3, 4 and 10):
  Cash and cash equivalents                                                                                 $47,086            $-
  Held-to-maturity securities                                                                               464,648       592,815
  Available-for-sale securities                                                                           2,620,747     2,710,545
  First mortgage loans on real estate                                                                       378,047       334,280
  Certificate loans - secured by certificate reserves                                                        28,895        32,343
Investments in and advances to affiliates                                                                       422           418
----------------------------------------------------------------------------------------------------------------------------------

Total investments                                                                                         3,539,845     3,670,401
----------------------------------------------------------------------------------------------------------------------------------

Receivables:
  Dividends and interest                                                                                     41,584        46,579
  Investment securities sold                                                                                    953         3,085
----------------------------------------------------------------------------------------------------------------------------------

Total receivables                                                                                            42,537        49,664
----------------------------------------------------------------------------------------------------------------------------------

Other (note 9)                                                                                              123,845        96,213
----------------------------------------------------------------------------------------------------------------------------------

Total qualified assets                                                                                    3,706,227     3,816,278
----------------------------------------------------------------------------------------------------------------------------------

Other Assets
------------------------------------------------------------------------------------------------------------------------------------

Deferred federal income taxes (note 8)                                                                       42,590         1,095
Due from affiliate                                                                                                -         1,082
Deferred distribution fees and other                                                                         12,251        15,789
----------------------------------------------------------------------------------------------------------------------------------

Total other assets                                                                                           54,841        17,966
----------------------------------------------------------------------------------------------------------------------------------


Total assets                                                                                             $3,761,068    $3,834,244
----------------------------------------------------------------------------------------------------------------------------------


Balance Sheets, Dec. 31, (continued)
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholder's Equity

Liabilities                                                                                               1999          1998
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                            ($ thousands)
Certificate Reserves (note 5):
  Installment certificates:
    Reserves to mature                                                                                     $263,204      $309,110
    Additional credits and accrued interest                                                                  10,932        15,062
    Advance payments and accrued interest                                                                       838           894
    Other                                                                                                        56            55
  Fully paid certificates:
    Reserves to mature                                                                                    3,120,351     2,909,891
    Additional credits and accrued interest                                                                 140,988       169,514
  Due to unlocated certificate holders                                                                          290           357
----------------------------------------------------------------------------------------------------------------------------------

Total certificate reserves                                                                                3,536,659     3,404,883
----------------------------------------------------------------------------------------------------------------------------------

Accounts Payable and Accrued Liabilities:
  Due to Parent (note 7A)                                                                                       733           771
  Due to Parent for federal income taxes                                                                      4,126         7,381
  Due to other affiliates (notes 7B through 7E)                                                                 515           426
  Reverse repurchase agreements                                                                              25,000       141,000
  Payable for investment securities purchased                                                                 1,734         2,211
  Other (notes 9 and 10)                                                                                     50,599        55,539
----------------------------------------------------------------------------------------------------------------------------------

Total accounts payable and accrued liabilities                                                               82,707       207,328
----------------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                                         3,619,366     3,612,211
----------------------------------------------------------------------------------------------------------------------------------

Commitments (note 4)
----------------------------------------------------------------------------------------------------------------------------------

Stockholder's Equity (notes 5B, 5C, and 6)
----------------------------------------------------------------------------------------------------------------------------------

Common stock, $10 par - authorized and issued 150,000 shares                                                  1,500         1,500
Additional paid-in capital                                                                                  143,844       143,844
Retained earnings:
  Appropriated for predeclared additional credits/interest                                                    2,879         3,710
  Appropriated for additional interest on advance payments                                                       10            10
  Unappropriated                                                                                             59,210        63,623
Accumulated other comprehensive (loss) income - net of tax (note 1)                                         (65,741)        9,346
----------------------------------------------------------------------------------------------------------------------------------

Total stockholder's equity                                                                                  141,702       222,033
----------------------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholder's equity                                                               $3,761,068    $3,834,244
----------------------------------------------------------------------------------------------------------------------------------

See notes to financial statements.



Statements of Operations
----------------------------------------------------------------------------------------------------------------------------------

Year ended Dec. 31,                                                                       1999            1998          1997
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        ($ thousands)
Investment Income
Interest income from unaffiliated investments:
  Bonds and notes                                                                           $188,062       $209,408      $191,190
  Mortgage loans on real estate                                                               27,294         18,173        18,053
  Certificate loans                                                                            1,662          1,896         2,200
Dividends                                                                                     35,228         40,856        44,543
Other                                                                                          2,098          2,802         2,246
----------------------------------------------------------------------------------------------------------------------------------

Total investment income                                                                      254,344        273,135       258,232
----------------------------------------------------------------------------------------------------------------------------------

Investment Expenses
Parent and affiliated company fees (note 7):
  Distribution                                                                                31,484         33,783        34,507
  Investment advisory and services                                                             8,692          9,084        17,233
  Transfer agent                                                                               3,572          3,932             -
  Depository                                                                                     238            250           238
Options (note 9)                                                                              31,095         21,012        14,597
Interest rate caps, corridors and floors (note 9)                                                  -              -            35
Reverse repurchase agreements                                                                    677          3,689         1,217
Interest rate swap agreements (note 9)                                                         1,146          4,676         1,956
Other                                                                                            331            385           354
----------------------------------------------------------------------------------------------------------------------------------

Total investment expenses                                                                     77,235         76,811        70,137
----------------------------------------------------------------------------------------------------------------------------------

Net investment income before provision for certificate
  reserves and income tax (expense) benefit                                                 $177,109       $196,324      $188,095
----------------------------------------------------------------------------------------------------------------------------------



Statements of Operations (continued)
------------------------------------------------------------------------------------------------------------------------------------

Year ended Dec. 31,                                                                       1999            1998          1997
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                       ($ thousands)
Provision for Certificate Reserves (notes 5 and 9)
According to the terms of the certificates:
  Provision for certificate reserves                                                         $11,493         $9,623        $9,796
  Interest on additional credits                                                                 874          1,032         1,244
  Interest on advance payments                                                                    33             44            50
Additional credits/interest authorized by IDSC:
  On fully paid certificates                                                                 118,371        146,434       141,515
  On installment certificates                                                                  8,676         11,001        13,560
----------------------------------------------------------------------------------------------------------------------------------

Total provision for certificate reserves before reserve recoveries                           139,447        168,134       166,165
Reserve recoveries from terminations prior to maturity                                          (892)        (1,026)       (1,029)
----------------------------------------------------------------------------------------------------------------------------------

Net provision for certificate reserves                                                       138,555        167,108       165,136
----------------------------------------------------------------------------------------------------------------------------------

Net investment income before income tax (expense) benefit                                     38,554         29,216        22,959
Income tax (expense) benefit (note 8)                                                         (4,615)           265         3,682
----------------------------------------------------------------------------------------------------------------------------------

Net investment income                                                                         33,939         29,481        26,641
----------------------------------------------------------------------------------------------------------------------------------

Net realized gain on investments
  Securities of unaffiliated issuers before income tax expense                                 1,250          5,143           980
----------------------------------------------------------------------------------------------------------------------------------

  Income tax (expense) benefit (note 8):
    Current                                                                                   (1,151)        (1,800)         (304)
    Deferred                                                                                     714              -           (39)
----------------------------------------------------------------------------------------------------------------------------------

  Total income tax expense                                                                      (437)        (1,800)         (343)
----------------------------------------------------------------------------------------------------------------------------------

Net realized gain on investments                                                                 813          3,343           637
----------------------------------------------------------------------------------------------------------------------------------

Net income - wholly owned subsidiary                                                               4          1,646           328
----------------------------------------------------------------------------------------------------------------------------------

Net income                                                                                   $34,756        $34,470       $27,606
----------------------------------------------------------------------------------------------------------------------------------

See notes to financial statements.


Statements of Comprehensive Income
----------------------------------------------------------------------------------------------------------------------------------

Year ended Dec. 31,                                                                       1999            1998          1997
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                       ($ thousands)

Net income                                                                                   $34,756        $34,470       $27,606
----------------------------------------------------------------------------------------------------------------------------------

Other comprehensive (loss) income (note 1)
  Unrealized (losses) gains on available-for-sale
  securities:
    Unrealized holding (losses) gains arising during year                                   (112,460)       (32,020)       26,639
    Income tax benefit (expense)                                                              39,361         11,207        (9,324)
----------------------------------------------------------------------------------------------------------------------------------

    Net unrealized holding (losses) gains arising during period                              (73,099)       (20,813)       17,315
----------------------------------------------------------------------------------------------------------------------------------

    Reclassification adjustment for (gains) losses included in net income                     (3,058)        (2,514)           59
    Income tax expense (benefit)                                                               1,070            880           (20)
----------------------------------------------------------------------------------------------------------------------------------

    Net reclassification adjustment for (gains) losses included in net income                 (1,988)        (1,634)           39
----------------------------------------------------------------------------------------------------------------------------------

Net other comprehensive (loss) income                                                        (75,087)       (22,447)       17,354
----------------------------------------------------------------------------------------------------------------------------------

Total comprehensive (loss) income                                                           ($40,331)       $12,023       $44,960
----------------------------------------------------------------------------------------------------------------------------------

See notes to financial statements.



Statements of Stockholder's Equity
------------------------------------------------------------------------------------------------------------------------------------

Year ended Dec. 31,                                                                       1999            1998          1997
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                       ($ thousands)

Common Stock
Balance at beginning and end of year                                                          $1,500         $1,500        $1,500
----------------------------------------------------------------------------------------------------------------------------------

Additional Paid-in Capital
Balance at beginning and end of year                                                        $143,844       $143,844      $143,844
----------------------------------------------------------------------------------------------------------------------------------

Retained Earnings
Appropriated for predeclared additional credits/interest (note 5B)
Balance at beginning of year                                                                  $3,710         $6,375       $11,989
Transferred to unappropriated retained earnings                                                 (831)        (2,665)       (5,614)
----------------------------------------------------------------------------------------------------------------------------------

Balance at end of year                                                                        $2,879         $3,710        $6,375
----------------------------------------------------------------------------------------------------------------------------------

Appropriated for additional interest on advance payments (note 5C)
Balance at beginning of year                                                                     $10            $50           $50
Transferred to unappropriated retained earnings                                                    -            (40)            -
----------------------------------------------------------------------------------------------------------------------------------

Balance at end of year                                                                           $10            $10           $50
----------------------------------------------------------------------------------------------------------------------------------

Unappropriated (note 6)
Balance at beginning of year                                                                 $63,623        $55,948       $22,728
Net income                                                                                    34,756         34,470        27,606
Transferred from appropriated retained earnings                                                  831          2,705         5,614
Cash dividends declared                                                                      (40,000)       (29,500)            -
----------------------------------------------------------------------------------------------------------------------------------

Balance at end of year                                                                       $59,210        $63,623       $55,948
----------------------------------------------------------------------------------------------------------------------------------

Accumulated other comprehensive (loss) income -
  net of tax (note 1)
Balance at beginning of year                                                                  $9,346        $31,793       $14,439
Net other comprehensive (loss) income                                                        (75,087)       (22,447)       17,354
----------------------------------------------------------------------------------------------------------------------------------

Balance at end of year                                                                      ($65,741)        $9,346       $31,793
----------------------------------------------------------------------------------------------------------------------------------

Total stockholder's equity                                                                  $141,702       $222,033      $239,510
----------------------------------------------------------------------------------------------------------------------------------

See notes to financial statements.


Statements of Cash Flows
-----------------------------------------------------------------------------------------------------------------------------------

Year ended Dec. 31,                                                                       1999            1998          1997
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      ($ thousands)
Cash Flows from Operating Activities
Net income                                                                                   $34,756        $34,470       $27,606
Adjustments to reconcile net income to net
cash provided by operating activities:
  Net income of wholly owned subsidiary                                                           (4)        (1,646)         (328)
  Net provision for certificate reserves                                                     138,555        167,108       165,136
  Interest income added to certificate loans                                                  (1,037)        (1,180)       (1,414)
  Amortization of premiums/discounts-net                                                      29,030         22,620        15,484
  Provision for deferred federal income taxes                                                 (1,063)        (3,088)       (2,266)
  Net realized gain on investments before income taxes                                        (1,250)        (5,143)         (980)
  Decrease (increase) in dividends and interest receivable                                     4,995          2,238        (4,804)
  Decrease in deferred distribution fees                                                       3,533          5,310         4,434
  Decrease (increase) in other assets                                                          1,082         (1,082)            -
  (Decrease) increase in other liabilities                                                   (18,390)        16,814           443
----------------------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                                    190,207        236,421       203,311
----------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
Maturity and redemption of investments:
  Held-to-maturity securities                                                                134,907        161,649        76,678
  Available-for-sale securities                                                              426,257        468,218       408,019
  Other investments                                                                           73,387         76,894        79,929
Sale of investments:
  Held-to-maturity securities                                                                      -          6,245        33,910
  Available-for-sale securities                                                              107,244        344,901       160,207
Certificate loan payments                                                                      4,162          4,006         4,814
Purchase of investments:
  Held-to-maturity securities                                                                 (6,785)        (1,034)       (4,565)
  Available-for-sale securities                                                             (554,270)      (663,347)   (1,283,620)
  Other investments                                                                         (102,183)      (189,905)      (62,831)
Certificate loan fundings                                                                     (3,680)        (3,703)       (5,021)
----------------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities                                          $79,039       $203,924     ($592,480)
----------------------------------------------------------------------------------------------------------------------------------



Statements of Cash Flows (continued)
------------------------------------------------------------------------------------------------------------------------------------

Year ended Dec. 31,                                                                       1999            1998          1997
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      ($ thousands)
Cash Flows from Financing Activities
Payments from certificate owners                                                          $1,596,079     $1,192,026    $1,580,013
Proceeds from reverse repurchase agreements                                                  123,500        919,500       433,000
Dividend from wholly owned subsidiary                                                              -          8,000             -
Certificate maturities and cash surrenders                                                (1,662,239)    (1,729,871)   (1,324,175)
Payments under reverse repurchase agreements                                                (239,500)      (800,500)     (411,000)
Dividends paid                                                                               (40,000)       (29,500)            -
----------------------------------------------------------------------------------------------------------------------------------

Net cash (used in) provided by financing activities                                         (222,160)      (440,345)      277,838
----------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                          47,086              -      (111,331)
Cash and cash equivalents beginning of year                                                        -              -       111,331
----------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents end of year                                                        $47,086             $-            $-
----------------------------------------------------------------------------------------------------------------------------------


Supplemental Disclosures Including Non-cash Transactions:
Cash paid (received) for income taxes                                                         $9,233        ($1,217)         $104
Certificate maturities and surrenders through
  loan reductions                                                                              4,003          5,632         8,032

See notes to financial statements.


Notes to Financial Statements ($ in thousands unless indicated otherwise)
--------------------------------------------------------------------------------

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

On Jan. 28, 2000 the IDSC Board of Directors approved the name change of IDS Certificate Company to American Express Certificate Company to become effective April 26, 2000.

IDSC currently offers nine types of certificates with specified maturities ranging from 10 to 20 years. Within their specified maturity, most certificates have interest rate terms of one- to 36-months. In addition, two types of certificates have interest tied, in whole or in part, to any upward movement in a broad-based stock market index. Except for two types of certificates, all of the certificates are available as qualified investments for Individual Retirement Accounts or 401(k) plans and other qualified retirement plans.

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

Basis of financial statement presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States. IDSC uses the equity method of accounting for its wholly owned unconsolidated subsidiary, which is the method prescribed by the Securities and Exchange Commission (SEC) for non-investment company subsidiaries of issuers of face-amount certificates. Certain amounts from prior years have been reclassified to conform to the current year presentation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of income and expenses during the year then ended. Actual results could differ from those estimates.

Fair values of financial instruments

The fair values of financial instruments disclosed in the notes to financial statements are estimates based upon current market conditions and perceived risks, and require varying degrees of management judgment.

Notes to Financial Statements ($ in thousands unless indicated otherwise)
--------------------------------------------------------------------------------

Preferred stock dividend income

IDSC recognizes dividend income from cumulative redeemable preferred stocks with fixed maturity amounts on an accrual basis similar to that used for recognizing interest income on debt securities. Dividend income from perpetual preferred stock is recognized on an ex-dividend basis.

Investment securities

Cash equivalents are carried at amortized cost, which approximates fair value. IDSC has defined cash and cash equivalents as cash in banks and highly liquid investments with a maturity of three months or less at acquisition and are not interest rate sensitive.

Debt securities that IDSC has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities IDSC does not have the positive intent to hold to maturity, as well as all marketable equity securities, are classified as available for sale and carried at fair value. Unrealized holding gains and losses on securities classified as available for sale are carried, net of deferred income taxes, as accumulated other comprehensive income (loss) in stockholder's equity.

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

Notes to Financial Statements ($ in thousands unless indicated otherwise)
--------------------------------------------------------------------------------

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

Federal income taxes

IDSC's taxable income or loss is included in the consolidated federal income tax return of American Express Company. IDSC provides for income taxes on a separate return basis, except that, under an agreement between Parent and American Express Company, tax benefits are recognized for losses to the extent they can be used in the consolidated return. It is the policy of Parent and it subsidiaries that Parent will reimburse a subsidiary for any tax benefits recorded.

Accounting developments

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP, which was effective Jan. 1, 1999, requires the capitalization of certain costs incurred to develop or obtain software for internal use. Software utilized by IDSC is owned by Parent and is capitalized on Parent's financial statements. As a result, the new rule did not have a material impact on IDSC's results of operations or financial condition.

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective Jan. 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The ultimate financial impact of adoption of the new rule will depend on the derivatives in place at adoption and cannot be estimated at this time.

Notes to Financial Statements ($ in thousands unless indicated otherwise)
-------------------------------------------------------------------------------

2.  Deposit of assets and maintenance of qualified assets

A) Under the provisions of its certificates and the 1940 Act, IDSC was required to have qualified assets (as that term is defined in Section 28(b) of the 1940
Act) in the amount of  $3,476,365  and  $3,353,920  at Dec.  31,  1999 and 1998,
respectively. IDSC had qualified assets of $3,805,634 at Dec. 31, 1999 and $3,799,689 at Dec. 31, 1998, excluding net unrealized depreciation on available-for-sale securities of $101,141 at Dec. 31, 1999 and unrealized appreciation of $14,378 at Dec. 31, 1998 and payable for securities purchased of $1,734 and $2,211 at Dec. 31, 1999 and 1998, respectively.

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

B) Pursuant to provisions of the certificates, the 1940 Act, the central depository agreement and to requirements of various states, qualified assets of IDSC were deposited as follows:

                                                                              Dec. 31, 1999
-----------------------------------------------------------------------------------------------------

                                                                        Required
                                                         Deposits       deposits         Excess
-----------------------------------------------------------------------------------------------------
Deposits to meet certificate
liability requirements:
States                                                          $364            $325             $39
Central Depository                                         3,682,847       3,444,056         238,791
-----------------------------------------------------------------------------------------------------

Total                                                     $3,683,211      $3,444,381        $238,830
-----------------------------------------------------------------------------------------------------

                                                                              Dec. 31, 1998
-----------------------------------------------------------------------------------------------------

                                                                        Required
                                                         Deposits       deposits         Excess
-----------------------------------------------------------------------------------------------------
Deposits to meet certificate
liability requirements:
States                                                          $364            $327             $37
Central Depository                                         3,543,964       3,317,295         226,669
-----------------------------------------------------------------------------------------------------

Total                                                     $3,544,328      $3,317,622        $226,706
-----------------------------------------------------------------------------------------------------

Notes to Financial Statements ($ in thousands unless indicated otherwise)
--------------------------------------------------------------------------------

The assets on deposit at Dec. 31, 1999 and 1998 consisted of securities having a deposit value of $3,217,101 and $3,153,038, respectively; mortgage loans of $378,047 and $334,280, respectively; and other assets of $88,063 and $57,010, respectively.

American Express Trust Company is the central depository for IDSC.  See note 7C.

3.  Investments in securities

A) Fair values of investments in securities represent market prices or estimated fair values when quoted prices are not available. Estimated fair values are determined by using established procedures, involving review of market indexes, price levels of current offerings and comparable issues, price estimates and market data from independent brokers and financial files. The procedures are reviewed annually. IDSC's vice president, investments, reports to the board of directors on an annual basis regarding such pricing sources and procedures to provide assurance that fair value is being achieved.

The following is a summary of securities held to maturity and securities available for sale at Dec. 31, 1999 and 1998:



                                                                            Dec. 31, 1999
                                                      --------------------------------------------------------------
                                                                                          Gross          Gross
                                                        Amortized         Fair         unrealized      unrealized
                                                           cost           value           gains          losses
--------------------------------------------------------------------------------------------------------------------
Held to maturity:
U.S. Government and
  agencies obligations                                          $364            $365              $1             $-
Mortgage-backed securities                                    16,662          16,596             178            244
Corporate debt securities                                     78,267          78,970           1,402            699
Stated maturity preferred stock                              369,355         375,052           6,398            701
--------------------------------------------------------------------------------------------------------------------

Total                                                       $464,648        $470,983          $7,979         $1,644
--------------------------------------------------------------------------------------------------------------------
Available for sale:
Mortgage-backed securities                                  $773,120        $763,195          $2,339        $12,264
State and municipal obligations                               33,430          33,615             265             80
Corporate debt securities                                  1,743,621       1,653,271           1,944         92,294
Stated maturity preferred stock                               62,708          62,370             292            630
Perpetual preferred stock                                    109,009         108,296             574          1,287
--------------------------------------------------------------------------------------------------------------------

Total                                                     $2,721,888      $2,620,747          $5,414       $106,555
--------------------------------------------------------------------------------------------------------------------


Notes to Financial Statements ($ in thousands unless indicated otherwise)
--------------------------------------------------------------------------------


                                                                            Dec. 31, 1998
                                                      --------------------------------------------------------------
                                                                                          Gross          Gross
                                                        Amortized         Fair         unrealized      unrealized
                                                           cost           value           gains          losses
--------------------------------------------------------------------------------------------------------------------

Held to maturity:
U.S. Government and
  agencies obligations                                          $363            $373             $10             $-
Mortgage-backed securities                                    22,366          22,986             620              -
Corporate debt securities                                    168,191         172,941           4,750              -
Stated maturity preferred stock                              401,895         428,689          26,802              8
--------------------------------------------------------------------------------------------------------------------

Total                                                       $592,815        $624,989         $32,182             $8
--------------------------------------------------------------------------------------------------------------------
Available for sale:
Mortgage-backed securities                                  $831,677        $846,864         $15,787           $600
State and municipal obligations                               32,075          33,437           1,362              -
Corporate debt securities                                  1,674,932       1,667,264          29,197         36,865
Stated maturity preferred stock                               63,257          65,822           2,637             72
Perpetual preferred stock                                     94,226          97,158           2,947             15
--------------------------------------------------------------------------------------------------------------------

Total                                                     $2,696,167      $2,710,545         $51,930        $37,552
--------------------------------------------------------------------------------------------------------------------

The amortized cost and fair value of securities held to maturity and available for sale, by contractual maturity, at Dec. 31, 1999, are shown below. Cash flows will differ from contractual maturities because issuers may have the right to call or prepay obligations.

                                                                                        Amortized         Fair
                                                                                          cost           value
--------------------------------------------------------------------------------------------------------------------
Held to maturity:
Due within 1 year                                                                            $99,538       $100,436
Due after 1 year through 5 years                                                             170,978        173,460
Due after 5 years through 10 years                                                           177,470        180,491
--------------------------------------------------------------------------------------------------------------------
                                                                                             447,986        454,387
Mortgage-backed securities                                                                    16,662         16,596
--------------------------------------------------------------------------------------------------------------------

Total                                                                                       $464,648       $470,983
--------------------------------------------------------------------------------------------------------------------
Available for sale:
Due within 1 year                                                                           $194,126       $193,874
Due after 1 year through 5 years                                                             865,161        843,409
Due after 5 years through 10 years                                                           424,966        389,598
Due after 10 years                                                                           355,506        322,375
--------------------------------------------------------------------------------------------------------------------
                                                                                           1,839,759      1,749,256
Mortgage-backed securities                                                                   773,120        763,195
Perpetual preferred stock                                                                    109,009        108,296
--------------------------------------------------------------------------------------------------------------------

Total                                                                                     $2,721,888     $2,620,747
--------------------------------------------------------------------------------------------------------------------

Notes to Financial Statements ($ in thousands unless indicated otherwise)
--------------------------------------------------------------------------------

During the years ended Dec. 31, 1999 and 1998, there were no securities classified as trading securities.

The proceeds from sales of available-for-sale securities and the gross realized gains and gross realized losses on those sales during the years ended Dec. 31, 1999, 1998 and 1997, were as follows:

                                                                          1999            1998            1997
--------------------------------------------------------------------------------------------------------------------
Proceeds                                                                    $105,112        $346,353       $161,188
Gross realized gains                                                           3,270           4,487          1,292
Gross realized losses                                                            195           1,461          1,637
--------------------------------------------------------------------------------------------------------------------

There were no sales of  held-to-maturity  securities  during the year ended Dec.
31, 1999. Sales of held-to- maturity securities resulting from acceptance of a tender offer during the year ended Dec. 31, 1998 and significant credit deterioration during the year ended Dec. 31, 1997, were as follows:

                                                                                   1999         1998           1997
----------------------------------------------------------------------------------------------------------------------------------

Amortized cost                                                                    $-          $6,182        $32,969
Gross realized gains                                                               -              63          1,621
Gross realized losses                                                              -               -            680
--------------------------------------------------------------------------------------------------------------------

During the years ended Dec. 31, 1999 and 1998, no securities were reclassified from held to maturity to available for sale.

B) Investments in securities with fixed maturities comprised 84% and 85% of IDSC's total invested assets at Dec. 31, 1999 and 1998, respectively. Securities are rated by Moody's and Standard & Poors (S&P), or by Parent's internal analysts, using criteria similar to Moody's and S&P, when a public rating does not exist. A summary of investments in securities with fixed maturities by rating of investment is as follows:


Rating                                                        1999           1998
-----------------------------------------------------------------------------------------------------
Aaa/AAA                                                         36%            37%
Aa/AA                                                            2              1
Aa/A                                                             2              1
A/A                                                             15             13
A/BBB                                                            3              5
Baa/BBB                                                         31             33
Below investment grade                                          11             10
-----------------------------------------------------------------------------------------------------

                                                               100%           100%
-----------------------------------------------------------------------------------------------------

Of the securities rated Aaa/AAA, 72% and 84% at Dec. 31, 1999 and 1998, respectively, are U.S. Government Agency mortgage-backed securities that are not rated by a public rating

Notes to Financial Statements ($ in thousands unless indicated otherwise)
--------------------------------------------------------------------------------

agency. Approximately 13% and 11% at Dec. 31, 1999 and 1998, respectively, of securities with fixed maturities, other than U.S. Government Agency mortgage-backed securities, are rated by Parent's internal analysts. At Dec. 31, 1999 and 1998 no one issuer, other than U.S. Government Agency mortgage-backed securities, is greater than 1% of IDSC's total investment in securities with fixed maturities.

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

4.  Investments in first mortgage loans on real estate

At Dec. 31, 1999 and 1998, IDSC's recorded investment in impaired mortgage loans was $233 and $296, respectively, and the reserve for loss on those amounts was $161 and $261, respectively. During 1999, 1998 and 1997, the average recorded investment in impaired mortgage loans was $267, $331 and $743, respectively.

IDSC recognized $25, $31 and $37 of interest income related to impaired mortgage loans for the years ended Dec. 31, 1999, 1998 and 1997, respectively.

During the year ended Dec. 31, 1999, the reserve for loss on mortgage loans decreased $100 from $611 at Dec. 31, 1998, to $511 at Dec. 31, 1999. During the years ended Dec. 31, 1998 and 1997, there were no changes in the reserve for loss on mortgage loans of $611.

Notes to Financial Statements ($ in thousands unless indicated otherwise)
--------------------------------------------------------------------------------

At Dec. 31, 1999 and 1998, approximately 10% and 9%, respectively, of IDSC's invested assets were first mortgage loans on real estate. A summary of first mortgage loans by region and type of real estate is as follows:

Region                         1999           1998
----------------------------------------------------------------------

South Atlantic                   20%            18%
West North Central               19             21
East North Central               16             17
Mountain                         16             14
West South Central               12             12
Pacific                           7              7
New England                       5              6
Middle Atlantic                   5              5
----------------------------------------------------------------------

Total                          100%           100%
----------------------------------------------------------------------

Property Type                  1999           1998
----------------------------------------------------------------------

Office buildings                 29%            25%
Retail/shopping centers          26             28
Apartments                       17             19
Industrial buildings             15             12
Other                            13             16
----------------------------------------------------------------------

Total                          100%           100%
----------------------------------------------------------------------

The carrying amounts and fair values of first mortgage loans on real estate are as follows at Dec.31. The fair values are estimated using discounted cash flow analysis, using market interest rates currently being offered for loans with similar maturities.


                                                              Dec. 31, 1999                  Dec. 31, 1998
                                                      --------------------------------------------------------------

                                                         Carrying         Fair          Carrying          Fair
                                                          amount          value          amount          value
--------------------------------------------------------------------------------------------------------------------
First mortgage loans on real estate                         $378,558        $359,018        $334,891       $343,406
Reserve for losses                                              (511)              -            (611)             -
--------------------------------------------------------------------------------------------------------------------

Net first mortgage loans on
real estate                                                 $378,047        $359,018        $334,280       $343,406
--------------------------------------------------------------------------------------------------------------------

At Dec. 31, 1999 and 1998, commitments for fundings of first mortgage loans, at market interest rates, aggregated $800 and $60,828, respectively. IDSC employs policies and procedures to ensure the creditworthiness of the borrowers and that funds will be available on the funding date. IDSC's loan fundings are restricted to 80% or less of the market value of the real estate at the time of the loan funding. Management believes there is no fair value for these commitments.

Notes to Financial Statements ($ in thousands unless indicated otherwise)
-------------------------------------------------------------------------------

5.  Certificate reserves

Reserves maintained on outstanding certificates have been computed in accordance with the provisions of the certificates and Section 28 of the 1940 Act. The average rates of accumulation on certificate reserves at Dec. 31, 1999 and 1998 were:

                                                                                         1999
                                                                        --------------------------------------------
                                                                                         Average       Average
                                                                                          gross        additional
                                                                         Reserve       accumulation     credit
                                                                         balance           rate          rate
--------------------------------------------------------------------------------------------------------------------
Installment certificates
Reserves to mature:
  With guaranteed rates                                                  $18,817           3.50%         .50%
  Without  guaranteed rates (A)                                          244,387              -         3.14
Additional credits and accrued interest                                   10,932           3.16            -
Advance  payments and accrued  interest (C)                                  838           3.20         1.30
Other                                                                         56              -            -
Fully paid certificates
Reserves to mature:
  With guaranteed rates                                                  129,019           3.20          .95
  Without  guaranteed  rates  (A)  and  (D)                            2,991,332              -         4.13
Additional  credits  and  accrued  interest                              140,988           3.15            -
Due  to  unlocated certificate holders                                       290              -            -
----------------------------------------------------------------------------------------------------------------------------------

Total                                                                 $3,536,659
--------------------------------------------------------------------------------------------------------------------

                                                                                          1998
                                                                     -----------------------------------------------
                                                                                         Average        Average
                                                                                          gross        additional
                                                                         Reserve      accumulation       credit
                                                                         balance          rate            rate
--------------------------------------------------------------------------------------------------------------------
Installment certificates
Reserves to mature:
  With guaranteed rates                                                  $21,018           3.50%         .50%
  Without guaranteed rates (A)                                           288,092              -         2.92
Additional credits and accrued interest                                   15,061           3.16            -
Advance payments and accrued interest (C)                                    894           3.18          .82
Other                                                                         55              -            -
Fully paid certificates
Reserves to mature:
  With guaranteed rates                                                  146,437           3.20         1.47
  Without guaranteed rates (A) and (D)                                 2,763,454              -         4.29
Additional credits and accrued interest                                  169,515           3.18            -
Due to unlocated certificate holders                                         357              -            -
----------------------------------------------------------------------------------------------------------------------------------

Total                                                                 $3,404,883
--------------------------------------------------------------------------------------------------------------------

Notes to Financial Statements ($ in thousands unless indicated otherwise)
-------------------------------------------------------------------------------

A) There is no minimum rate of accrual on these reserves. Interest is declared periodically, quarterly or annually, in accordance with the terms of the separate series of certificates.

B) On certain series of single payment certificates, additional interest is predeclared for periods greater than one year. At Dec. 31, 1999, $2,879 of retained earnings had been appropriated for the predeclared additional interest, which represents the difference between certificate reserves on these series, calculated on a statutory basis, and the reserves maintained per books.

C) Certain series of installment certificates guarantee accrual of interest on advance payments at an average of 3.20%. IDSC has increased the rate of accrual to 4.50% through April 30, 2001. An appropriation of retained earnings amounting to $10 has been made, which represents the estimated additional accrual that will result from the increase granted by IDSC.

D) IDS Stock Market Certificate, American Express Stock Market Certificate and IDS Market Strategy Certificate enable the certificate owner to participate in any relative rise in a major stock market index without risking loss of principal. Generally the certificates have a term of 12 months and may continue for up to 20 successive terms. The reserve balance on these certificates at Dec. 31, 1999 and 1998 was $886,240 and $622,409, respectively.

E) Fair values of certificate reserves with interest rate terms of one year or less approximated the carrying values less any applicable surrender charges. Fair values for other certificate reserves are determined by a discounted cash flow analysis using interest rates currently offered for certificates with similar remaining terms, less any applicable surrender charges.

The carrying amounts and fair values of certificate reserves consisted of the following at Dec. 31, 1999 and 1998:



                                                                                  1999                            1998
                                                                     -------------------------------------------------------------

                                                                        Carrying          Fair          Carrying        Fair
                                                                         amount           value          amount         value
----------------------------------------------------------------------------------------------------------------------------------
Reserves with terms of one year or less                                   $3,246,098      $3,244,495     $3,070,001    $3,068,463
Other                                                                        290,561         294,899        334,882       350,509
----------------------------------------------------------------------------------------------------------------------------------

Total certificate reserves                                                 3,536,659       3,539,394      3,404,883     3,418,972
Unapplied certificate transactions                                               756             756            853           853
Certificate loans and accrued interest                                       (29,219)        (29,219)       (32,703)      (32,703)
----------------------------------------------------------------------------------------------------------------------------------

Total                                                                     $3,508,196      $3,510,931     $3,373,033    $3,387,122
----------------------------------------------------------------------------------------------------------------------------------

6.  Dividend restriction

Certain series of installment certificates outstanding provide that cash dividends may be paid by IDSC only in calendar years for which additional credits of at least one-half of 1% on such series of certificates have been authorized by IDSC. This restriction has been removed for 2000 and 2001 by IDSC's declaration of additional credits in excess of this requirement.

Notes to Financial Statements ($ in thousands unless indicated otherwise)
-------------------------------------------------------------------------------

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

From time to time, IDSC may sponsor or participate in sales promotions involving one or more of the certificates and their respective terms. These promotions may offer a special interest rate to attract new clients or retain existing clients. To cover the cost of these promotions, distribution fees paid to American Express Financial Advisors Inc. may be lowered. For the promotions of the seven- and 13-month term IDS Flexible Savings Certificate which occurred Sept. 10, 1997 to Nov. 25, 1997, the seven-month term IDS Flexible Savings Certificate which occurred March 10, 1999 to June 8, 1999, and the on-going promotion of the seven- and 13-month term IDS Flexible Savings Certificate which commenced August 4, 1999, the distribution fee was lowered to 0.067%.

The aggregate fees payable under the agreements per $1,000 face amount of installment certificates and a summary of the periods over which the fees are payable are:


                                                                                                       Number of
                                                                                                       certificate
                                                                                                       years over
                                                              Aggregate fees payable                   which
                                                      -------------------------------------------      subsequent
                                                                     First           Subsequent        years' fees
                                                      Total          year            years             are payable
-------------------------------------------------------------------------------------------------------------------
On sales effective April 30, 1997                     $25.00         $ 2.50          $22.50                9

On sales prior to April 30, 1997(a)                    30.00           6.00           24.00                4
--------------------------------------------------------------------------------------------------------------------

(a) At the end of the sixth through the 10th year, an additional fee of 0.5% is payable on the daily average balance of the certificate reserve maintained during the sixth through the 10th year, respectively.

Notes to Financial Statements ($ in thousands unless indicated otherwise)
--------------------------------------------------------------------------------

Effective April 30, 1997, fees on the IDS Cash Reserve and IDS Flexible Savings Certificates are paid at a rate of 0.20% of the purchase price at the time of issuance and 0.20% of the reserves maintained for these certificates at the beginning of the second and subsequent quarters from issue date For certificates sold prior to April 30, 1997, fees were paid at a rate of 0.25% of the purchase price at the time of issuance and 0.25% of the reserves maintained for these certificates at the beginning of the second and subsequent quarters from issue date.

Fees on the IDS Future Value Certificate were paid at the rate of 5% of the purchase price at time of issuance. Effective May 1, 1997, the IDS Future Value Certificate is no longer being offered for sale.

Fees on the American Express Investors Certificate are paid at an annualized rate of 1% of the reserves maintained for the certificates. Fees are paid at the end of each term on certificates with a one-, two- or three-month term. Fees are paid each quarter from date of issuance on certificates with a six-,12-, 24- or 36-month term.

Effective Jan. 1, 1997, fees on the IDS Preferred Investors Certificate are paid at the rate of 0.165% of the initial payment on issue date of the certificate and 0.165% of the certificate's reserve at the beginning of the second and subsequent quarters from issue date. For certificates sold prior to Jan 1, 1997, fees were paid at an annualized rate of 0.66% of the reserves maintained for the certificates. Fees were paid at the end of each term on certificates with a one-, two- or three-month term and each quarter from date of issuance on certificates with a six-, 12-, 24- or 36-month term.

Effective April 28, 1999, fees on the IDS Stock Market and IDS Market Strategy Certificates are paid at a rate of 0.90% and fees on the American Express Stock Market Certificates are paid at a rate of 1.00%. For certificates sold from April 30, 1997 to April 27, 1999, fees were paid at the rate of 0.70%. For certificates sold prior to April 30, 1997, fees were paid at a rate of 1.25%. Fees are paid on the purchase price on the first day of the certificate's term and on the reserves maintained for these certificates at the beginning of each subsequent term.

C) The basis of computing depository fees paid or payable to American Express Trust Company (an affiliate) is:

--------------------------------------------------------------------------------
Maintenance charge per account         5 cents per $1,000 of assets on deposit

Transaction charge                     $20 per transaction

Security loan activity:
  Depositary Trust Company
    receive/deliver                    $20 per transaction
  Physical receive/deliver             $25 per transaction
  Exchange collateral                  $15 per transaction
--------------------------------------------------------------------------------

A transaction consists of the receipt or withdrawal of securities and commercial paper and/or a change in the security position. The charges are payable quarterly except for maintenance, which is an annual fee.

Notes to Financial Statements ($ in thousands unless indicated otherwise)
--------------------------------------------------------------------------------

D) The basis for computing fees paid or payable to American Express Bank Ltd. (an affiliate) for the distribution of the American Express Special Deposits Certificate on an annualized basis is:

1.25% of the reserves maintained for the certificates on an amount from $100,000 to $249,999, 0.80% on an amount from $250,000 to $499,999, 0.65% on an amount from $500,000 to $999,999 and 0.50% on an amount $1,000,000 or more. Fees are paid at the end of each term on certificates with a one-, two- or three-month term. Fees are paid at the end of each quarter from date of issuance on certificates with a six-, 12-, 24- or 36-month term.

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

8.  Income taxes

Income tax (expense) benefit as shown in the statement of operations for the three years ended Dec. 31, consists of:

                                     1999            1998            1997
----------------------------------------------------------------------------

Federal
  Current                            ($5,978)        ($5,668)        $1,138
  Deferred                             1,063           4,183          2,266
----------------------------------------------------------------------------
                                      (4,915)         (1,485)         3,404
State                                   (137)            (50)           (65)
----------------------------------------------------------------------------

Total income tax (expense) benefit   ($5,052)        ($1,535)        $3,339
----------------------------------------------------------------------------

Income tax (expense) benefit differs from that computed by using the U.S. Statutory rate of 35%. The principal causes of the difference in each year are shown below:

                                              1999        1998         1997
------------------------------------------------------------------------------

Federal tax expense at U.S. statutory rate   ($13,932)   ($12,026)    ($8,378)
Tax-exempt interest                               264         394         724
Dividend exclusion                              8,730      10,121      11,044
Other, net                                         23          26          14
------------------------------------------------------------------------------

Federal tax (expense) benefit                 ($4,915)    ($1,485)     $3,404
------------------------------------------------------------------------------

Deferred income taxes result from the net tax effects of temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in differences between income for tax purposes and income for financial statement

Notes to Financial Statements ($ in thousands unless indicated otherwise)
--------------------------------------------------------------------------------

purposes in future years. Principal components of IDSC's deferred tax assets and liabilities as of Dec. 31, are as follows.

Deferred tax assets                              1999            1998
-------------------------------------------------------------------------

Certificate reserves                             $21,741         $19,423
Investment reserves                                1,005             502
Investment unrealized losses                      35,399               -
Other, net                                            19              18
-------------------------------------------------------------------------

Total deferred tax assets                        $58,164         $19,943
-------------------------------------------------------------------------

Deferred tax liabilities                         1999            1998
-------------------------------------------------------------------------

Deferred distribution fees                        $4,286          $5,523
Investment unrealized gains                            -           5,032
Purchased/written call options                    10,494           7,417
Dividends receivable                                 490             553
Investments                                          261             280
Return of capital dividends                           43              43
-------------------------------------------------------------------------

Total deferred tax liabilities                    15,574          18,848
-------------------------------------------------------------------------

Net deferred tax assets                          $42,590          $1,095
-------------------------------------------------------------------------

IDSC is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. In the opinion of management, it is more likely than not that IDSC will realize the benefit of the deferred tax assets and, therefore, no such valuation allowance has been established.

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

Credit risk is the possibility that the counterparty will not fulfill the terms of the contract. IDSC monitors credit risk related to derivative financial instruments through established approval procedures, including setting concentration limits by counterparty, reviewing credit ratings and requiring collateral where appropriate. At Dec. 31, 1999, IDSC's counterparties to the purchased call options are five major broker/dealers that are rated AA by nationally recognized rating agencies.

Notes to Financial Statements ($ in thousands unless indicated otherwise)
--------------------------------------------------------------------------------

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

IDSC's holdings of derivative financial instruments were as follows at Dec. 31, 1999 and 1998.


                                                                                  1999
                                                      --------------------------------------------------------------
                                                            Notional                                        Total
                                                          or contract      Carrying          Fair           credit
                                                             amount          value           value           risk
--------------------------------------------------------------------------------------------------------------------
Assets
  Purchased call options                                        $532        $123,845        $112,176       $112,176
--------------------------------------------------------------------------------------------------------------------

Liabilities
  Written call options                                          $532         $47,911         $65,625             $-
--------------------------------------------------------------------------------------------------------------------

                                                                                  1998
                                                      --------------------------------------------------------------
                                                            Notional                                        Total
                                                          or contract      Carrying          Fair           credit
                                                             amount          value           value           risk
--------------------------------------------------------------------------------------------------------------------

Assets
  Interest rate floors                                      $500,000             $37            $348           $348
  Purchased call options                                         448          96,176          92,357         92,357
--------------------------------------------------------------------------------------------------------------------
  Total                                                     $500,448         $96,213         $92,705        $92,705
--------------------------------------------------------------------------------------------------------------------

Liabilities
  Interest rate swaps                                       $500,000              $-          $1,488             $-
  Written call options                                           448          38,071          54,181              -
--------------------------------------------------------------------------------------------------------------------
  Total                                                     $500,448         $38,071         $55,669             $-
--------------------------------------------------------------------------------------------------------------------

The fair values of derivative financial instruments are based on market values, dealer quotes or pricing models. The purchased and written call options held at Dec. 31, 1999, expire throughout 2000.

Notes to Financial Statements ($ in thousands unless indicated otherwise)
--------------------------------------------------------------------------------

Interest rate caps, corridors, floors and swaps, and options may be used to manage IDSC's exposure to changing interest rates. These instruments are used primarily to protect the margin between the interest earned on investments and the interest rate credited to related investment certificate owners.

The interest rate floors were reset monthly and IDSC earned interest on the notional amount to the extent the U.S. Treasury securities at "constant maturity" for a period of one year was below the reference rates specified in the floor agreements. These reference rates ranged from 4.6% to 4.7% during the period they were held. The cost of interest rate floors is amortized over the terms of the agreements on a straight line basis and is included in other qualified assets. The amortization, net of any interest earned, is included in investment expenses or other investment income, as appropriate.

The interest rate caps and corridors were reset quarterly and IDSC earned interest on the notional amount to the extent the London Interbank Offering Rate exceeded the reference rates specified in the cap and corridor agreements. These reference rates ranged from 4% to 9% during the period they were held. The cost of interest rate caps and corridors is amortized over the terms of the agreements on a straight line basis and is included in other qualified assets. The amortization, net of any interest earned, is included in investment expenses or other investment income, as appropriate.

The interest rate swaps were reset monthly. IDSC paid a fixed rate on the notional amount ranging from 5.46% to 5.66% and received a floating rate on the notional amount tied to the U.S. Treasury securities at "constant maturity" for a period of one year. There is no cost carried on the balance sheet. Interest earned and interest expensed under the agreements is shown net in investment expenses or other investment income, as appropriate.

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

Notes to Financial Statements ($ in thousands unless indicated otherwise)
--------------------------------------------------------------------------------


Following is a summary of open option contracts at Dec. 31, 1999 and 1998.

                                                                          1999
                                                      --------------------------------------------------
                                                         Contract        Average         Index at
                                                          amount      strike price       Dec. 31,1999
--------------------------------------------------------------------------------------------------------

Purchased call options                                          $532           1,326           1,469
Written call options                                             532           1,453           1,469
--------------------------------------------------------------------------------------------------------

                                                                          1998
                                                      --------------------------------------------------
                                                         Contract         Average            Index at
                                                          amount      strike price          Dec. 31,1998
--------------------------------------------------------------------------------------------------------

Purchased call options                                          $448           1,088           1,229
Written call options                                             448           1,206           1,229
--------------------------------------------------------------------------------------------------------

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

A summary of fair values of financial instruments as of Dec. 31, is as follows:



                                                                                   1999                            1998
                                                                     -------------------------------------------------------------

                                                                        Carrying          Fair          Carrying        Fair
                                                                          value           value          value          value
----------------------------------------------------------------------------------------------------------------------------------
Financial assets
  Assets for which carrying values
    approximate fair values                                                  $89,206         $89,206        $50,288       $50,288
  Investment securities (note 3)                                           3,085,395       3,091,730      3,303,360     3,335,534
  First mortgage loans on real estate (note 4)                               378,047         359,018        334,280       343,406
  Derivative financial instruments (note 9)                                  123,845         112,176         96,213        92,705
Financial liabilities
  Liabilities for which carrying values
    approximate fair values                                                   33,944          33,944        154,964       154,964
  Certificate reserves (note 5)                                            3,508,196       3,510,931      3,373,033     3,387,122
  Derivative financial instruments (note 9)                                   47,911          65,625         38,071        55,669
----------------------------------------------------------------------------------------------------------------------------------



IDS CERTIFICATE COMPANY
Investments in Securities of Unaffiliated Issuers                                                       Schedule  I
($ in thousands)

                                                                 Bal Held at
                                                                 12/31/1999
                                                                 Principal Amt
                                                                 of Bonds & Notes       Cost               Value at
                                                                     or                (Notes             12/31/1999
Issuer Name and Issue Title                                     # of Shares            a & c)              (Note a)

     BONDS AND NOTES
     United States Government-
      Direct Obligations
          US TREASURY BOND                   6.875%   2000                165             165                  166
          US TREASURY BOND                   5.625%   2000                200             199                  199
                                                               ---------------    ------------      ---------------

     Total U.S. Government - Direct Obligations                           365             364                  365
                                                               ---------------    ------------      ---------------

     Other Bonds and Notes

     United States Government Agencies
          GNMA ARM #8377                     6.750%   2018                559             558                  564           (f)
          GNMA ARM #8251                     6.750%   2017                 50              50                   51           (f)
          GNMA ARM #8365                     6.375%   2018              1,281           1,281                1,291           (f)
          GNMA ARM #8274                     6.125%   2017              1,703           1,702                1,719           (f)
          GNMA ARM #8293                     6.125%   2017                401             400                  405           (f)
          GNMA ARM #8283                     6.125%   2017                230             229                  232           (f)
          GNMA ARM #8353                     6.375%   2018                722             718                  728           (f)
          GNMA ARM #8341                     6.375%   2018                107             107                  108           (f)
          GNMA ARM #8240                     6.750%   2017                569             562                  574           (f)
          GNMA ARM #8440                     6.125%   2018                660             660                  667           (f)
          GNMA ARM #8206                     6.375%   2017                873             873                  881           (f)
          GNMA ARM #8428                     6.125%   2018                232             232                  234           (f)
          GNMA ARM #8157                     6.375%   2023              3,563           3,625                3,597           (f)
          GNMA ARM #8638                     6.375%   2025              5,174           5,217                5,204           (f)
          FNMA 30 YR #27880                  9.000%   2016                 27              27                   28           (f)
          FNMA 15 YR #34543                  9.250%   2001                 10              10                   10           (f)
          FNMA 30 YR #36225                  9.000%   2016                 93              95                   97           (f)
          FNMA 30 YR #040877                 9.000%   2017                 40              41                   42           (f)
          FNMA 30 YR #51617                 10.000%   2017                 50              50                   53           (f)
          FNMA 30 YR #52185                 10.000%   2017                 55              55                   59           (f)
          FNMA 15 YR #13705                 11.000%   2000                  7               7                    8           (f)
          FNMA 15 YR #18275                 11.000%   2000                  2               2                    2           (f)
          FNMA 15 YR #18745                 11.000%   2000                  1               1                    1           (f)
          FNMA 15 YR #2469                  11.000%   2000                  3               3                    3           (f)
          FNMA 15 YR #13157                 11.000%   2000                  2               2                    2           (f)
          FNMA 15 YR #13548                 11.000%   2000                  8               8                    9           (f)
          FNMA 15 YR #64520                 11.000%   2001                 11              11                   11           (f)
          FNMA 15 YR #64523                 11.000%   2000                 10              10                   10           (f)
          FNMA 15 YR #19070                 11.000%   2000                  1               1                    1           (f)
          FNMA 15 YR #19261                 11.000%   2000                  1               1                    1           (f)
          FNMA 15 YR #22569                 11.000%   2000                  3               3                    3           (f)
          FNMA 15 YR #22271                 11.000%   2000                 11              11                   12           (f)
          FNMA 15 YR #22674                 11.000%   2000                  7               7                    8           (f)
          FNMA 15 YR #25899                 11.000%   2001                  3               3                    3           (f)
          FNMA 15 YR #70299                 10.750%   2001                 34              34                   36           (f)
          FNMA 15 YR #66458                 10.000%   2004              1,664           1,667                1,725


                                                                 Bal Held at
                                                                 12/31/1999
                                                                 Principal Amt
                                                                 of Bonds & Notes       Cost               Value at
                                                                     or                (Notes             12/31/1999
Issuer Name and Issue Title                                     # of Shares            a & c)              (Note a)

          FNMA 15 YR 70694 MEG               9.500%   2005                788             794                  828
          FNMA 15 6.0 #50973                 6.000%   2009             24,585          24,106               23,726           (f)
          FNMA 10YR #303115                  6.500%   2004              7,104           6,842                6,900           (f)
          FNMA 15YR #124848                  8.000%   2008              5,634           5,618                5,746           (f)
          FNMA 15YR #303445                  5.500%   2009             13,635          13,157               12,664           (f)
          FNMA #73227 MULT-FAM               6.700%   2005              2,149           2,166                2,138           (f)
          FNMA 15YR 190534                   6.000%   2018             12,611          12,415               12,170
          FNMA 15 YR #A250857                7.000%   2012             11,100          11,076               10,986           (f)
          FNMA 15YR #250671                  7.500%   2011             10,734          10,761               10,804           (f)
          FNMA 15 YR #313561                 8.000%   2012             10,419          10,617               10,643           (f)
          FNMA 15YR #509806                  6.500%   2014              9,813           9,715                9,527           (f)
          FNMA 15YR #252381                  5.500%   2014             23,833          23,190               22,122           (f)
          FNMA 15YR 5.5 252344               5.500%   2014             25,601          24,956               23,777           (f)
          FNMA 15YR 6% #323290               6.000%   2013             26,041          25,852               24,746           (f)
          FNMA 15YR #252259                  5.500%   2014             28,989          28,459               26,920           (f)
          FNMA 15YR #303779                  6.000%   2011             24,557          24,134               23,489           (f)
          FNMA 7.0 15YR 250670               7.000%   2011              3,617           3,643                3,580           (f)
          FNMA 15YR #313522                  7.000%   2012             21,882          22,006               21,684           (f)
          FNMA 15YR #367005                  7.000%   2012              7,805           7,763                7,732           (f)
          FNMA 15YR #313042                  7.000%   2011              8,320           8,354                8,234           (f)
          FNMA 92 203 E CMO                  6.250%   2005                131             131                  131           (f)
          FNMA 95-T2 A3                      6.610%   2018              3,649           3,649                3,633           (f)
          FNMA 97-2C CMO                     7.000%   2020             22,803          22,811               22,701           (f)
          FNMA 1999-51 LJ CMO                6.500%   2021             10,343          10,159               10,053           (f)
          FNMA 97-54 CLASS B                 6.500%   2022             14,458          14,215               13,877           (f)
          FN 98 50 CLASS PA                  6.000%   2012             15,000          15,028               14,816           (f)
          FNMA 98-8 A SEQ CMO                6.500%   2024              6,476           6,478                6,307           (f)
          FNMA 97-74 G SEQ CMO               6.500%   2024              6,055           6,031                5,899           (f)
          FNMA 96-10 C CMO SEQ               6.500%   2023              5,346           5,164                5,194           (f)
          FNMA 97-17 CMO                     7.000%   2022             21,890          21,778               21,766           (f)
          FN 97 11 K SEQ CM0                 7.125%   2023              1,751           1,754                1,752           (f)
          FNMA ARM #70007                    6.681%   2017              1,174           1,174                1,194           (f)
          FNMA ARM #70009                    6.648%   2018              1,817           1,817                1,849           (f)
          FNMA ARM #70117                    6.499%   2017                320             320                  326           (f)
          FNMA ARM #79384                    7.165%   2019                636             636                  661           (f)
          FNMA ARM #70202                    6.854%   2019              1,443           1,443                1,484           (f)
          FNMA ARM #92069                    7.066%   2018              1,628           1,628                1,665           (f)
          FNMA ARM #93787                    7.066%   2019              1,339           1,339                1,371           (f)
          FNMA ARM #97822                    6.712%   2020                 40              40                   41           (f)
          FNMA ARM#88879 3X3                 7.760%   2019              1,369           1,369                1,415           (f)
          FNMA ARM#105989 3X3                7.494%   2020              1,027           1,027                1,058           (f)
          FNMA ARM #249907                   7.000%   2024              5,509           5,589                5,732           (f)
          FNMA ARM#89125 SEMI                6.751%   2019              3,976           4,057                4,066           (f)
          FNMA ARM #303259                   6.884%   2025              3,562           3,657                3,679           (f)
          FNMA ARM#190726 SEMI               7.197%   2033              6,703           6,837                6,871           (f)
          FHLMC CTF SER B-77                 8.125%   2007                 39              39                   39           (f)
          FHLMC 15 YR #200035                9.000%   2001                 63              62                   65           (f)
          FHLMC 15 YR #200064                8.000%   2002                111             109                  112           (f)
          FHLMC 15 YR #212119                9.500%   2001                 39              39                   41           (f)
          FHLMC 15 YR #218648                9.500%   2002                 10              10                   10           (f)
          FHLMC 15 YR #200048                9.000%   2001                167             167                  173
          FHLMC 15YR #380025                 9.500%   2003                251             250                  263


                                                                 Bal Held at
                                                                 12/31/1999
                                                                 Principal Amt
                                                                 of Bonds & Notes       Cost               Value at
                                                                     or                (Notes             12/31/1999
Issuer Name and Issue Title                                     # of Shares            a & c)              (Note a)

          FHLMC 15 YR #219679                9.500%   2003                173             172                  182           (f)
          FHLMC 15 YR #200022               10.500%   2000                 13              13                   14           (f)
          FHLMC 15 YR #219757               11.000%   2003                258             263                  272
          FHLMC 15 YR #502175               10.500%   2004                 32              33                   34           (f)
          FHLMC LOANS #885005                9.500%   2002                452             451                  474           (f)
          FHLMC 15 YR #885009                9.500%   2003              1,110           1,106                1,165
          FHLMC LOANS #885008               10.000%   2003                877             879                  922           (f)
          FHLMC GOLD E00151                  7.500%   2017              3,312           3,403                3,339           (f)
          FHLMC 15YR #G10344 G               7.500%   2010              6,660           6,630                6,714           (f)
          FHLMC 5YR BLN #G5025               7.500%   2000                904             905                  907           (f)
          FHLMC 15YR G10364                  7.000%   2010              9,605           9,557                9,506           (f)
          FHLM 15 6.5 #G10369                6.500%   2010             23,876          23,613               23,362           (f)
          FHLMC 15 #G10350 GLD               6.500%   2010             13,629          13,602               13,233           (f)
          FHLMC 15YR #E00383                 7.000%   2010              9,371           9,356                9,274           (f)
          FHLMC 15YR GOLD                    6.500%   2010             11,584          11,533               11,248           (f)
          FH GD 15YR #E00426                 6.500%   2011              5,517           5,467                5,375           (f)
          FH15YR #G10439 GOLD                6.500%   2011              2,842           2,776                2,776           (f)
          FHLMC 15YR G10627                  6.500%   2011             18,469          18,205               17,978           (f)
          FHLMC 15YR G10665 GD               7.000%   2012             44,778          44,675               44,316           (f)
          FHLMC 15YR #G10949                 6.500%   2014             14,617          14,417               14,183           (f)
          FHLMC T-009 A2 HEL                 6.430%   2013              6,187           6,187                6,146           (f)
          FHLMC 15YR                        11.000%   2003                287             292                  302           (f)
          FHLMC GOLD E00484                  6.500%   2012              5,104           4,991                4,956           (f)
          FHLMC GOLD #E00476                 6.500%   2012             11,834          11,567               11,505           (f)
          FHLMC15YR E00388GOLD               7.000%   2010              6,070           5,989                6,025           (f)
          FHLMC 2184 CL TA CMO               6.500%   2026              9,740           9,577                9,473           (f)
          FHLMC 2185 CL A CMO                6.000%   2024             19,816          19,129               18,469           (f)
          FHLMC 2019 CLASS C                 6.500%   2019             11,653          11,333               11,088           (f)
          FHLMC 2149 CLASS DK                6.000%   2026             18,788          18,341               17,719           (f)
          FHLMC ARM #840035                  7.097%   2019                441             441                  450           (f)
          FHLMC ARM #840045                  6.357%   2019              2,312           2,312                2,371           (f)
          FHLMC ARM #605050                  7.047%   2018                241             241                  247           (f)
          FHLMC ARM #605041                  7.229%   2019                220             220                  225           (f)
          FHLMC ARM #605048                  6.750%   2018                844             844                  858           (f)
          FHLMC ARM #605079                  6.938%   2018                899             899                  920           (f)
          FHLMC ARM #605175                  6.823%   2019              2,278           2,278                2,335           (f)
          FHLMC ARM #605352                  6.779%   2018              1,457           1,457                1,481           (f)
          FHLMC ARM #605433                  6.586%   2017                903             903                  922           (f)
          FHLMC ARM #605432                  7.065%   2017                396             396                  403           (f)
          FHLMC ARM #405185                  6.447%   2018                815             815                  826           (f)
          FHLMC ARM #405249                  6.834%   2018                798             798                  812           (f)
          FHLMC ARM #630074                  6.625%   2018                327             327                  328           (f)
          FHLMC ARM #605854                  6.511%   2019              1,320           1,320                1,357           (f)
          FHLMC ARM #630048                  7.375%   2018                 11              11                   11           (f)
          FHLMC ARM #405092                  6.800%   2019                634             634                  643           (f)
          FHLMC ARM #840072                  6.605%   2019                977             977                  996           (f)
          FHLMC ARM #605454                  6.455%   2017              2,511           2,511                2,532           (f)
          FHLMC ARM #405437                  7.171%   2019                213             213                  217           (f)
          FHLMC ARM #405455                  6.833%   2019                529             529                  538           (f)
          FHLMC ARM #405243                  6.678%   2019                515             515                  524           (f)
          FHLMC ARM #606025                  6.415%   2019              3,217           3,217                3,213           (f)
          FHLMC ARM #606024                  6.291%   2019                968             968                  967           (f)


                                                                 Bal Held at
                                                                 12/31/1999
                                                                 Principal Amt
                                                                 of Bonds & Notes       Cost               Value at
                                                                     or                (Notes             12/31/1999
Issuer Name and Issue Title                                     # of Shares            a & c)              (Note a)

          FHLMC ARM #405517                  7.500%   2019                 60              60                   61           (f)
          FHLMC ARM#605853                   6.807%   2019              1,757           1,757                1,797           (f)
          FHLMC ARM #405014                  7.007%   2019                476             476                  483           (f)
          FHLMC ARM #401587                  6.750%   2018              1,322           1,322                1,338           (f)
          FHLMC ARM 840031                   6.670%   2019                193             193                  196           (f)
          FHLMC ARM #840036                  7.217%   2019                580             580                  590           (f)
          FHLMC ARM #405615                  6.902%   2019                553             553                  559           (f)
          FHLMC ARM #405360                  6.911%   2019                541             541                  551           (f)
          FHLMC ARM #606151                  6.808%   2019              2,598           2,598                2,668           (f)
          FHLMC ARM #635054                  7.141%   2020                143             144                  146           (f)
          FHLMC ARM #405675                  6.916%   2020                400             400                  408           (f)
          FHLMC ARM #405692                  6.890%   2020              1,238           1,238                1,262           (f)
          FHLMC ARM #606301                  7.107%   2020              2,686           2,686                2,781           (f)
          FHLMC ARM #405744                  7.002%   2020                731             731                  746           (f)
          FHLMC ARM#865008 3X3               7.956%   2018              3,852           3,852                3,900           (f)
          FHLMC ARM #845154                  6.836%   2022              1,518           1,564                1,564           (f)
          FHLMC ARM #845654                  7.274%   2024              4,736           4,803                4,830           (f)
          FHLMC ARM #350190                  7.000%   2022              2,068           2,126                2,124           (f)
          FHLMC ARM #845523                  7.066%   2023              2,166           2,226                2,224           (f)
          FHLMC ARM #845733                  6.941%   2024              8,649           8,792                8,868           (f)
          FHLMC ARM #845730                  7.035%   2024              9,593           9,888                9,864           (f)
          FHLMC ARM #845973                  7.437%   2024              2,963           2,963                3,018           (f)
          FHLMC ARM #845999                  6.745%   2027             10,225          10,310               10,455           (f)
          FHLMC ARM #846072                  6.847%   2022              2,754           2,820                2,806           (f)
          FHLMC ARM#846107LIB                7.488%   2025              2,716           2,776                2,783           (f)
          FHLMC ARM#785363 3X1               6.884%   2025              2,040           2,066                2,085           (f)
          FHLMC ARM #606903                  6.250%   2022                214             216                  216           (f)
          FHLMC ARM#785615 3X1               6.855%   2026              4,274           4,250                4,314           (f)
          FHLMC ARM#785634 3X1               7.393%   2026              4,028           4,042                4,099           (f)
          FHLMC ARM#785619 3X1               7.168%   2026              1,857           1,867                1,889           (f)
          FHLMC ARM#785672 3X1               7.597%   2026              1,951           1,960                1,994           (f)
                                                               ---------------    ------------      ---------------

     Total United States Government Agencies                          795,775         789,782              779,791
                                                               ---------------    ------------      ---------------


     Municipal Bonds

     California
          CAL HSG 95-O TAX MUN               7.740%   2016              9,615           9,615                9,682  (b)      (f)
          CAL HSG FIN 1996-M                 7.890%   2016              6,505           6,505                6,548  (b)      (f)

     Colorado
          CO HLTH-POUDRE TAXAB               6.950%   2003              7,500           7,495                7,416  (b)      (f)

     Illinois
          CHICAGO IL SAN DIST                9.250%   2000              1,000           1,000                1,000  (b)      (f)
          *CHIC IL GAS SPY SRC               7.500%   2015              4,500           4,500                4,610  (b)      (f)

     New York
          NEW YORK CITY NT GO                7.750%   2000                335             335                  337  (b)      (f)
          NEW YORK PWR AUTH                  9.500%   2001                 95              97                   96  (b)      (f)

     Pennsylvania
          WY VALLEY PA SWR                   5.125%   2007                100             100                  100  (b)      (f)


                                                                 Bal Held at
                                                                 12/31/1999
                                                                 Principal Amt
                                                                 of Bonds & Notes       Cost               Value at
                                                                     or                (Notes             12/31/1999
Issuer Name and Issue Title                                     # of Shares             a & c)              (Note a)

     Texas
          AUSTIN TX UTILITY                 10.750%   2015              3,735           3,783                3,826  (b)      (f)
                                                               ---------------    ------------      ---------------

     Total Municipal Bonds                                             33,385          33,430               33,615
                                                               ---------------    ------------      ---------------

     Public Utility
          AES CORP SNR SUB NTS               8.375%   2007              5,000           4,981                4,637  (b) (d)  (f)
          ALLIED WASTE                       7.375%   2004              2,800           2,719                2,590           (f)
          AVON ENERGY                        6.730%   2002              4,750           4,750                4,706  (b) (d)  (f)
          BAROID CORP                        8.000%   2003              5,000           4,992                5,124
          BARRETT RESOURCES                  7.550%   2007              3,000           3,003                2,823           (f)
          CMS ENERGY                         7.375%   2000              4,700           4,699                4,666           (f)
          CSW INVESTMENTS 144A               6.950%   2001             10,000           9,995                9,915      (d)  (f)
          SPPC 99-1A ABS                     6.400%   2011              7,441           7,438                7,062           (f)
          CALPINE CORP                       7.750%   2009              3,500           3,498                3,290           (f)
          CINERGY CORP                       6.125%   2004              4,000           3,995                3,740           (f)
          CONOCO INC GLOBAL                  5.900%   2004              7,500           7,491                7,161           (f)
          CROSS TIMBERS OIL CO               8.750%   2009              3,000           3,000                2,865           (f)
          CYTEC INDUSTRIES INC               6.500%   2003             10,500          10,493                9,731           (f)
          DETROIT EDISON                     6.280%   2000              7,000           6,997                7,001           (f)
          DYNEGY CORP                        6.875%   2002              3,000           2,997                2,949           (f)
          ENRON CORP                         6.625%   2003              5,000           5,022                4,861           (f)
          ENRON CORP                         6.450%   2001             10,000          10,000                9,904           (f)
          INTERMEDIA COMM                    9.500%   2009              3,000           2,987                2,902           (f)
          JERSEY CENTRAL P&L                 6.040%   2000              5,000           5,000                4,999
          KN ENERGY INC                      6.450%   2003              8,000           7,990                7,760           (f)
          MCN INV`T CORP MTN                 6.890%   2002              9,000           9,019                8,898           (f)
          NEW PARK RESOURCES                 8.625%   2007              2,500           2,525                2,366           (f)
          NIAGARA MHWK PWR                   7.375%   2003              3,000           3,078                2,980           (f)
          NORAM ENERGY CORP                  7.500%   2000              5,000           4,996                5,015           (f)
          NORCEN ENERGY RES                  6.800%   2002             10,000           9,990                9,802           (f)
          NOVACOR CHEMICALS                  6.500%   2000             10,000           9,994                9,916           (f)
          OCCIDENTAL PETROLEUM               6.410%   2000              5,000           4,993                4,975           (f)
          PUBLIC SERV E&G CAP                6.800%   2002             10,000          10,018                9,832      (d)  (f)
          PUB SERVICE ELEC GAS               6.740%   2001             12,000          12,000               11,901      (d)  (f)
          PACIFIC GAS TRANS                  6.640%   2000              5,000           5,000                4,997           (f)
          PAGING NETWORK                     0.000%   2008              2,000           2,000                  630      (e)  (f)
          PRAXAIR INC                        6.750%   2003              5,000           4,858                4,870           (f)
          QWEST COMMUNICATION                7.250%   2008              3,000           3,000                2,891           (f)
          REPUBLIC SERVICES                  6.625%   2004              5,000           4,976                4,586           (f)
          ROHM & HAAS                        6.950%   2004             10,000           9,997                9,863           (f)
          SALTON SEA CL A                    6.690%   2000                796             796                  795           (f)
          SANTA FE SNYDER                    8.050%   2004              2,000           1,977                1,941           (f)
          SMITH INT`L INC                    7.240%   2001             10,000          10,000               10,005  (b) (d)  (f)
          TELEPORT COMM                      9.875%   2006              4,000           4,071                4,530           (f)
          TEXAS UTILITIES                    6.370%   2000             10,000          10,000                9,967           (f)
          TOSCO CORP                         7.000%   2000              5,000           4,999                5,004           (f)
          USX CORP                           7.200%   2004             13,000          13,271               12,733           (f)
          USA WASTE SERVICES                 6.500%   2002             10,000           9,998                9,273           (f)
          US WEST CAP FDG 144A               6.875%   2001             10,000           9,990                9,961      (d)  (f)
          WILLIAMS COMM                     10.875%   2009              1,000             993                1,050           (f)
          WILLIAMS CO INC                    6.500%   2002             12,000          11,994               11,686           (f)
                                                               ---------------    ------------      ---------------

     Total Public Utility                                             286,487         286,580              279,153
                                                               ---------------    ------------      ---------------


                                                                 Bal Held at
                                                                 12/31/1999
                                                                 Principal Amt
                                                                 of Bonds & Notes      Cost               Value at
                                                                     or              (Notes             12/31/1999
Issuer Name and Issue Title                                     # of Shares           a & c)              (Note a)

     Finance
          AG CAP SR NT FLT A                 7.021%   2004             20,000          19,985               18,800  (b) (d)  (f)
          AT&T CAPITAL CORP                  6.900%   2002             15,000          14,948               14,888           (f)
          ADVANTA MTG 98-1 A2                6.250%   2014              3,470           3,470                3,451           (f)
          AERCO LDT S-1A CL C1               7.813%   2023             13,439          13,304               12,767           (f)
          O`N`E` LOAN TRUST 97               6.450%   2007             25,000          27,164               27,164  (b) (d)  (f)
          ALLIANCE INV CBO FLT               6.909%   2006             19,000          19,000               18,050  (b) (d)  (f)
          ATHENA CBO FLT  AAA                6.118%   2010             10,000           9,968               10,025      (d)  (f)
          BANK OF AMERICA GBL                6.625%   2004              5,000           4,991                4,883           (f)
          BANKAMERICA CORP                   9.750%   2000             10,000          10,019               10,156
          BANPONCE FIN CORP                  6.580%   2003              5,000           4,989                4,861           (f)
          BISTRO TRST 1997-100               6.580%   2002              7,000           6,989                6,912      (d)  (f)
          BISTRO TRT 98-1000                 6.580%   2001             14,000          14,000               13,589      (d)  (f)
          CAITHNESS COSO FUND                6.800%   2001              2,000           2,000                1,980           (f)
          CA IN BK SDG 97-1 A2               6.040%   2002                306             306                  306           (f)
          CAPITAL ONE BANK                   7.350%   2000              5,000           4,999                5,016           (f)
          CAPITAL ONE BANK                   6.375%   2003              5,500           5,489                5,306           (f)
          CARAVELLE INV B FLTG               6.864%   2005             17,500          17,500               14,700           (f)
          CARCO AUTO 97-1                    6.689%   2004              7,576           7,576                7,568           (f)
          CATERPILLER FINANCE                6.875%   2004              5,000           4,982                4,906           (f)
          CCMSC 1997-2 CLSS A1               6.450%   2004              4,149           4,150                4,048           (f)
          CHASE 1999-AS2A H1                 6.500%   2029              9,624           9,647                9,279           (f)
          CHASE 99-S13 A1 CMO                6.500%   2014              9,875           9,546                9,490  (b)      (f)
          COMMERCIAL CREDIT                  8.250%   2001              9,000           8,962                9,183           (f)
          CONTI FINANCIAL CORP               8.375%   2003              5,000           4,991                  550      (e)  (f)
          CONTI MTG HEL TRTA-6               6.690%   2016             10,000           9,998                9,899           (f)
          CONTI 98-1 CLASS A5                6.430%   2016             10,000           9,999                9,823           (f)
          DLJ CMC 99-CG3 A1-A                7.120%   2008              9,914           9,964                9,834           (f)
          DUKE REALTY                        7.300%   2003              7,500           7,494                7,377           (f)
          ECH FUNDING 98-1 A-2               7.334%   2010             19,000          19,000               16,459      (d)  (f)
          EQUICREDIT 97-3 A6                 6.610%   2021              5,000           5,007                4,934           (f)
          ELAN PHARMACEUTICAL                8.430%   2002             10,000          10,000                9,938  (b) (d)  (f)
          FDIC 96-1C CLASS 1A                6.750%   2026              2,733           2,732                2,689           (f)
          FMAC LLC 98-D CL A-1               6.111%   2019              4,368           4,384                4,277      (d)  (f)
          FINOVA CAP C MTN                   6.190%   2000              3,000           3,010                2,983           (f)
          FBMS 93-2 CL B1 CMO                7.500%   2033              5,906           6,042                5,751           (f)
          FIRST DOMINION CBO 1               6.804%   2013             19,000          19,000               17,376      (d)  (f)
          FIRST UNION CORP                   6.625%   2004              3,000           2,991                2,911           (f)
          FULB 97-C1 A-1 MBS                 7.150%   2004              8,105           8,202                8,051           (f)
          FULB 97-C2 CLASS A1                6.479%   2004              6,763           6,786                6,657           (f)
          FIRST USA DEP NT                   6.375%   2000              5,000           4,997                4,996           (f)
          FIRSTPLUS 98-A-A NIM               6.359%   2023              5,884           5,884                5,550  (b)      (f)
          GATX CAPITAL CORP                  6.500%   2000              5,000           5,000                4,982           (f)
          GATX CAP CORP MTN                  6.360%   2002              5,000           4,959                4,824           (f)
          GMAC 96-C1 COMM MBS                6.790%   2003              3,701           3,710                3,673           (f)
          GMAC 97-C2 A CMBS                  6.451%   2004              4,519           4,533                4,339           (f)
          GS-96PROTECT LIFE A1               7.020%   2027              4,593           4,667                4,499           (f)
          GREAT WESTERN FINL                 6.375%   2000              3,000           2,999                2,998           (f)
          GREENTREE EQ 96-B                  7.700%   2018              7,424           7,523                7,123           (f)
          GREENPOINT BANK                    6.700%   2002              9,250           9,275                9,031           (f)
          HELLER FINANCIAL                   6.500%   2000              8,000           8,000                8,002           (f)
          HELLER FINANCIAL                   6.440%   2002              5,000           4,987                4,897           (f)
          HOMESIDE LENDING                   6.875%   2002             10,000           9,998                9,914           (f)


                                                                 Bal Held at
                                                                 12/31/1999
                                                                 Principal Amt
                                                                 of Bonds & Notes       Cost               Value at
                                                                     or               (Notes             12/31/1999
Issuer Name and Issue Title                                     # of Shares            a & c)              (Note a)

          HOUSEHOLD FIN MTN                  7.100%   2002             10,000           9,996                9,986           (f)
          INDOSUEZ CAP B-2 CLO               7.483%   2010             16,500          16,500               15,097      (d)  (f)
          IROQUOIS TRUST 97-1A               7.000%   2006              3,094           3,095                3,067      (d)  (f)
          IROQUOIS TRUST 97-2A               6.752%   2007             10,359          10,351               10,283      (d)  (f)
          KEYCORP SENIOR                     7.430%   2000              4,000           4,000                4,013           (f)
          LBCMT 98-C1 A-1 CMBS               6.330%   2004              3,399           3,412                3,319           (f)
          LBCMT 98-C4 A1A CMBS               5.870%   2006              4,702           4,721                4,469           (f)
          LONG ISL SAV BK                    7.000%   2002              5,000           4,994                4,935           (f)
          MBNA AMER BANK NA                  7.540%   2001             10,000           9,998               10,036
          MBNA CORP                          6.500%   2000              5,000           5,000                4,991           (f)
          ML CBO14 98-E&P-1 FL               7.284%   2010             11,000          11,000                6,575      (d)  (f)
          MARGARETTEN FIN'L                  6.750%   2000             15,250          15,269               15,256           (f)
          ML CLO 98 PILG-3                   7.014%   2010              7,500           7,451                6,955           (f)
          ML CBO 98 AIG-2 B-1                7.184%   2010              6,500           6,476                4,703           (f)
          ML CBO 98 SER 1 B1                 6.734%   2009             10,500          10,478                9,165           (f)
          MONEYSTORE 97-A A6                 7.210%   2021              4,000           4,000                3,995           (f)
          JPMS 96-C2 CL A                    6.470%   2027              2,775           2,788                2,696           (f)
          JPM 98-C6 A1 CMBS                  6.373%   2030              3,235           3,246                3,164           (f)
          JPMC 99-C7 A1 CMBS                 6.180%   2035              9,679           9,724                9,198           (f)
          MS CAP 1996-WFI MBS                7.220%   2006             10,000          10,096               10,030           (f)
          MS CAP 1 1997-XL A-1               6.590%   2030             14,044          14,093               13,708           (f)
          MS CAP 98-WF1 CMBS                 6.250%   2007              2,287           2,295                2,215           (f)
          MCF 96-MC2 CLS A1                  6.758%   2004              8,315           8,354                8,219           (f)
          NORWEST FINANCIAL                  7.250%   2000              4,500           4,500                4,508
          ORIX CR ALL 144A MTN               6.640%   2002             16,000          16,000               15,569      (d)  (f)
          OSPREY TRUST 144A                  8.310%   2003              5,000           5,000                4,953  (b) (d)  (f)
          PAMCOIII CLO 98-1 B2               7.555%   2010             19,000          19,000               15,580      (d)  (f)
          BANK POPULAR N.A.                  6.625%   2002             12,000          11,994               11,701           (f)
          PROVIDENT BANK                     6.125%   2000              5,000           4,997                4,960
          PROVIDIAN 97-4-A CRD               6.250%   2007             10,500          10,489               10,337           (f)
          PROVIDIAN BANK                     6.700%   2003             13,000          12,993               12,463           (f)
          PHMS 1993-39 A8 SUPP               6.500%   2008              6,977           6,842                6,847           (f)
          RFMSI 1998-S23 CL A1               6.000%   2028             12,868          12,931               12,642           (f)
          RFMSI 98-S13 CL A23                6.750%   2028              4,534           4,490                4,441           (f)
          RASC 99-KS1 AI4 ABS                6.390%   2027              5,000           4,983                4,761           (f)
          SASCO 98-C3 CLASS B                6.340%   2001              4,934           4,917                4,916      (d)  (f)
          SL CMBS 97-C1 CLS A                6.875%   2004             11,988          12,067               11,857      (d)  (f)
          SBMS VII 91-1 B1                   9.700%   2006                166             166                  167           (f)
          SANWA BUS CREDIT MTN               7.250%   2001             10,000           9,997               10,011  (b) (d)  (f)
          SAXON 98-1 AF3 HEL                 6.450%   2024              1,932           1,931                1,921           (f)
          SAXON 95-1 BA2 ARM                 6.828%   2025              1,081           1,097                1,094           (f)
          STRATG HOTEL99-C1 C                7.970%   2004              5,000           5,000                5,000  (b)      (f)
          SIMSBURY IV FLTR CLO               8.391%   2011              4,500           4,500                4,224  (b)      (f)
          SOMERS CBO FLT                     6.195%   2012             11,000          10,932               11,014      (d)  (f)
          SOVEREIGN BANCORP                 10.250%   2004              1,000           1,000                1,010           (f)
          GMPT 99-C1 D CMBS                  6.442%   2004              3,000           3,000                3,020      (d)  (f)
          TCW GEM II 144A FLT                7.318%   2012             25,000          23,855               12,750      (d)  (f)
          TRANS OCEAN CRP 144A               6.670%   2007              9,211           9,174                9,074      (d)  (f)
          UCFC 97-B CL A-4 ABS               6.940%   2023              7,000           6,996                6,963           (f)
          UNIFRAX INVESTMENT                10.500%   2003              5,000           5,023                4,906           (f)
          VAN KAMPEN CLOII LMT               6.811%   2008              5,000           5,000                4,506      (d)  (f)
          VANDERBILT 98-A A2                 6.140%   2006              2,810           2,810                2,789           (f)
          WASHINGTON MUTUAL                  7.500%   2006              1,400           1,391                1,392           (f)


                                                                 Bal Held at
                                                                 12/31/1999
                                                                 Principal Amt
                                                                 of Bonds & Notes       Cost               Value at
                                                                     or               (Notes             12/31/1999
Issuer Name and Issue Title                                     # of Shares            a & c)              (Note a)

          WAYLAND FUND                       7.790%   2004              5,000           5,000                5,000  (b) (d)  (f)
          WELLSFORD RESID PROP               7.250%   2000              5,000           4,996                5,015           (f)
          ICI INVESTMENTS EMTN               6.750%   2002             10,000          10,051                9,787           (f)
                                                               ---------------    ------------      ---------------

     Total Finance                                                    849,639         850,575              802,918
                                                               ---------------    ------------      ---------------

     Industrial
          AAF MCQUAY                         8.875%   2003             10,000          10,089                8,500           (f)
          AGCO CORP                          8.500%   2006              5,000           4,972                4,669           (f)
          AK STEEL CORP                      9.125%   2006              3,000           3,056                3,075           (f)
          ADELPHIA COMM CORP                 7.875%   2009              1,600           1,600                1,444           (f)
          ADVANCED LIGHTING                  8.000%   2008              1,000           1,007                  880  (b) (d)  (f)
          AMER AIRLINES LESSEE               6.400%   2008              2,375           2,375                2,375  (b) (d)  (f)
          AMER AIRLINES LESSEE               6.400%   2008              2,122           2,122                2,122  (b) (d)  (f)
          AMER AIRLINES LESSEE               6.400%   2008              2,289           2,289                2,289  (b) (d)  (f)
          AMER AIRLINES LESSEE               6.400%   2008              2,555           2,555                2,555  (b) (d)  (f)
          AMER AIRLINES LESSEE               6.400%   2008                719             719                  719  (b) (d)  (f)
          AMER AIRLINES LESSEE               6.400%   2008                718             718                  718  (b) (d)  (f)
          AMER AXLE & MFG INC                9.750%   2009              2,000           1,985                2,020           (f)
          AMERICAN STANDARD                  7.375%   2008              2,000           1,898                1,835           (f)
          AMERICAN STANDARD                  7.375%   2005              1,000             982                  947           (f)
          AMERISERVE FOOD SER               10.125%   2007              4,000           4,103                1,360           (f)
          ANTENNA TV SA                      9.000%   2007              5,000           4,918                4,444           (f)
          AON CORP                           6.900%   2004              3,000           2,996                2,946           (f)
          APPLIED MATERIALS                  6.650%   2000              5,000           5,000                4,992           (f)
          ARGO-TECH CORP                     8.625%   2007              2,000           2,000                1,780           (f)
          AVIATION SALES                     8.125%   2008              2,000           1,996                1,730           (f)
          BALL CORPORATION                   7.750%   2006              2,000           1,999                1,960           (f)
          BECKMAN INSTRUMENTS                7.100%   2003              5,000           5,000                4,870           (f)
          A.H. BELO                          6.875%   2002             17,885          18,162               17,618           (f)
          BLACK & DECKER                     7.500%   2003             10,000          10,236               10,012           (f)
          BURLINGTON NORTHERN                6.375%   2005              5,000           4,998                4,716
          CSX CORP                           7.050%   2002             10,000           9,997                9,965           (f)
          CABLE & WIRELESS COM               6.375%   2003              6,000           5,981                5,938           (f)
          REYNOLDS METALS CAN                6.625%   2002             11,700          11,753               11,536           (f)
          CANANDAIGUA BRANDS                 8.500%   2009              1,000           1,000                  955           (f)
          CAPSTAR HOTEL                      8.750%   2007              3,000           2,997                2,760           (f)
          CHARTER COMM HLDGS                 8.250%   2007              2,000           1,995                1,850           (f)
          CHIQUITA BRANDS INTL              10.250%   2006              3,000           2,986                2,220           (f)
          CHRYSLER FINANCE                   7.590%   2000              5,000           5,000                5,010           (f)
          CINCINNATI MILACRON                7.875%   2000              5,000           5,011                5,004           (f)
          CINEMARK USA INC                   8.500%   2008              2,000           1,996                1,725           (f)
          COLTEC INDUSTRIES                  7.500%   2008              2,000           1,997                1,920           (f)
          COMCAST CABLE                      8.125%   2004             10,000           9,994               10,273           (f)
          COMDISCO CORP                      5.950%   2002             10,000           9,999                9,642           (f)
          CONTAINER CORP AMER                9.750%   2003              4,000           3,986                4,110           (f)
          CONT'L CABLEVISION                 8.300%   2006              4,000           3,991                4,106      (d)
          COX ENTERPRISES 144A               6.625%   2002             25,000          24,951               24,595  (b) (d)  (f)
          CROWN CORK & SEAL                  6.750%   2003             14,950          14,993               14,522           (f)
          DR HORTON                          8.000%   2009              2,000           1,990                1,840           (f)
          DAYTON HUDSON                      6.400%   2003             10,000           9,985                9,771           (f)
          DAYTON HUDSON CO                   6.800%   2001              5,000           5,000                4,973           (f)
          DIAGEO CAPITAL PLC                 6.625%   2004              6,000           5,994                5,871           (f)


                                                                 Bal Held at
                                                                 12/31/1999
                                                                 Principal Amt
                                                                 of Bonds & Notes       Cost               Value at
                                                                     or                (Notes             12/31/1999
Issuer Name and Issue Title                                     # of Shares            a & c)              (Note a)

          DOMAN INDUSTRIES LTD               9.250%   2007              3,000           3,012                2,400           (f)
          DOMINO`S INC                      10.375%   2009              2,000           2,014                1,925           (f)
          DURA OPERATING CO                  9.000%   2009              3,000           3,042                2,827           (f)
          BERGEN BRUNSWIG(DUR)               7.000%   2006             20,000          20,018               17,444           (f)
          ERAC USA 144A                      6.950%   2004              9,000           9,093                8,735      (d)  (f)
          EMMIS COMM CORP                    8.125%   2009              2,000           2,018                1,935           (f)
          EXIDE CORP                        10.000%   2005              3,000           3,024                2,895           (f)
          EXTENDICARE HLTH SER               9.350%   2007              1,000           1,000                  670           (f)
          EYE CARE CENTERS                  10.114%   2008              2,000           2,000                1,400           (f)
          FEDDERS N. AMERICA                 9.375%   2007              3,000           3,014                2,940           (f)
          FEDERAL-MOGUL                      8.800%   2007              4,000           3,990                3,955           (f)
          FORD MOTOR CREDIT                  6.375%   2000             10,000          10,022                9,971
          FORD MTR CRED-GLOBAL               6.700%   2004              5,000           4,992                4,897           (f)
          GATC                               6.320%   2000             10,000           9,998                9,948           (f)
          GENESIS HEALTHCARE                 9.250%   2006              5,000           5,000                2,050           (f)
          GIANT INDUSTRIES                   9.000%   2007              5,000           5,000                4,612           (f)
          GRAHAM PACKAGING FLT               9.224%   2008              1,500           1,500                1,395           (f)
          HAYES WHEELS INT'L                 9.125%   2007              3,000           3,006                2,940           (f)
          HAYES WHEELS INT`L                 9.125%   2007              1,000           1,000                  980           (f)
          HERITAGE MEDIA                     8.750%   2006              4,500           4,567                4,596           (f)
          ITT CORP                           6.250%   2000              5,000           4,966                4,924           (f)
          ISPMEX 144A LIQUID                10.125%   2003              3,753           3,753                3,621      (d)  (f)
          INTEGON CORP                       9.500%   2001              2,000           1,991                2,077
          INT`L GAME TECH                    7.875%   2004              2,000           1,983                1,950           (f)
          INT`L SHIPHOLDING                  7.750%   2007              2,000           1,991                1,798           (f)
          INTERPOOL INC                      6.625%   2003             12,500          12,489               11,392           (f)
          JONES APPAREL                      7.500%   2004              3,000           2,993                2,902           (f)
          JONES APPAREL                      7.875%   2006              2,000           1,994                1,936           (f)
          K-III COMM PUT/96                  8.500%   2006              5,000           4,985                4,906           (f)
          KAUFMAN & BROAD HOME               7.750%   2004              3,000           2,982                2,839           (f)
          KROGER CO                          8.150%   2006              4,000           4,004                4,026           (f)
          LTV CORPORATION                    8.200%   2007              5,000           4,974                4,500      (d)  (f)
          LAMAR MEDIA CORP                   8.625%   2007              5,000           5,006                4,963           (f)
          LGETT&PLATT MTN SERD               7.185%   2002             10,000           9,973               10,029      (d)  (f)
          MJD COMMUNICATIONS                10.321%   2008              3,000           3,000                2,808           (f)
          MARK IV                            7.500%   2007              3,000           2,987                2,711           (f)
          MEDIAONE GROUP INC                 6.850%   2002             15,500          15,496               15,396           (f)
          FRED MEYERS INC                    7.150%   2003              5,000           4,994                4,930           (f)
          MULTICARE CO                       9.000%   2007              4,000           4,011                  800           (f)
          MURRIN-MURRIN 144A                 9.125%   2005              1,600           1,600                1,456  (b) (d)  (f)
          MURRIN-MURRIN 144A                 9.125%   2005              2,400           2,400                2,184  (b) (d)  (f)
          NCI BUILDING SYSTEMS               9.250%   2009              2,000           2,028                1,900           (f)
          NEWS AMER HLDGS                    7.500%   2000             10,000           9,998               10,019           (f)
          NORFOLK SOUTHERN                   6.950%   2002             15,000          15,117               14,884           (f)
          NORTEK INC                         9.125%   2007              2,500           2,519                2,425           (f)
          OFFSHORE LOGISTICS                 7.875%   2008              2,000           2,004                1,890           (f)
          ORANGE PLC                         8.000%   2008              1,000           1,041                1,009           (f)
          OUTDOOR SYSTEMS INC                9.375%   2006              5,000           5,000                5,250           (f)
          PACKAGING CORP                     9.625%   2009              1,000           1,010                1,021           (f)
          PARACELSUS HEALTH                 10.000%   2006              5,000           5,045                2,900           (f)
          PARAMOUNT COMMUN                   5.875%   2000              5,350           5,328                5,327           (f)
          PARK-OHIO INDUSTRIES               9.250%   2007              1,000           1,004                  962           (f)
          PARK PLACE ENTERTAIN               7.875%   2005              1,000             951                  957           (f)


                                                                 Bal Held at
                                                                 12/31/1999
                                                                 Principal Amt
                                                                 of Bonds & Notes       Cost               Value at
                                                                     or                (Notes             12/31/1999
Issuer Name and Issue Title                                     # of Shares             a & c)              (Note a)

          PENNEY J.C. & CO                   7.250%   2002             10,000           9,998                9,786           (f)
          PILLOWTEX CORP                     9.000%   2007              4,000           4,052                1,720           (f)
          PRINTPACK INC                      9.875%   2004              2,500           2,500                2,500           (f)
          QUAKER OATS                        6.940%   2003              1,500           1,502                1,480           (f)
          QUAKER OATS                        6.470%   2000             10,000          10,000                9,990           (f)
          RITE AID CORP                      6.700%   2001              5,000           5,000                4,200           (f)
          ROLLINS TRUCK                      6.875%   2001              5,000           5,000                4,956           (f)
          RYDER SYSTEM                       7.910%   2000              5,000           5,001                5,011           (f)
          RYERSON TULL INC                   8.500%   2001              5,000           5,000                4,985           (f)
          S C INTERNATIONAL                  9.250%   2007              5,000           5,021                4,519           (f)
          SAKS INC                           7.000%   2004              5,000           4,978                4,727           (f)
          SCOTTS COMPANY 144A                8.625%   2009              2,000           1,929                1,950      (d)  (f)
          SEA CONTAINERS LTD                 7.875%   2008              2,000           2,000                1,740           (f)
          SEQUA CORP                         9.000%   2009              2,000           1,987                1,948           (f)
          SHOWBOAT INC                       9.250%   2008              4,000           3,816                4,110
          SMITHFIELD FOODS INC               7.625%   2008              2,000           1,994                1,800           (f)
          STENA AB                          10.500%   2005              3,000           3,000                2,767
          SUN MICROSYSTEMS INC               7.000%   2002              4,000           3,999                3,984           (f)
          SUPERVALU INC 144A                 7.625%   2004              5,000           4,994                4,900      (d)  (f)
          SUPERVALU INC                      6.500%   2000              5,000           4,999                4,990           (f)
          TTX COMPANY 144A                   7.020%   2001             10,000          10,000                9,942      (d)  (f)
          TEEKAY SHIPPING CORP               8.320%   2008              3,000           3,025                2,700           (f)
          TELEWEST PLC                       9.625%   2006              2,000           2,000                2,045
          TEMBEC INC                         8.625%   2009              1,500           1,504                1,504           (f)
          TENET HEALTHCARE CO                8.625%   2003              3,000           2,994                2,940           (f)
          TEXTRON INC                        6.375%   2004              3,000           2,985                2,879           (f)
          TITAN WHEEL INT`L IN               8.750%   2007              4,100           4,083                3,367           (f)
          TRICO MARINE SERVICE               8.500%   2005              3,000           2,988                2,820           (f)
          TYCO INT`L P/C                     6.250%   2003             10,000           9,966                9,597           (f)
          TYSON FOODS                        6.410%   2000             10,000          10,001                9,977           (f)
          US INDUSTRIES                      7.125%   2003              6,000           5,985                5,838           (f)
          UNION TANK CAR                     6.500%   2008              5,307           5,300                5,136           (f)
          UNITED AIR 1991A-1                 9.200%   2008              4,137           3,945                4,491
          US HOME CORP                       7.750%   2005              1,500           1,497                1,395           (f)
          UNITED STATIONERS                  8.375%   2008              1,000           1,000                  918           (f)
          VIACOM INC                         6.750%   2003              5,000           4,998                4,904
          WCI STEEL INC                     10.000%   2004              2,000           2,009                2,030           (f)
          WESTINGHOUSE AIR                   9.375%   2005              2,250           2,305                2,239           (f)
          WESTPOINT STEVENS                  7.875%   2005              4,000           4,091                3,660           (f)
          WHITMAN CORP                       6.250%   2000              5,000           4,994                4,997           (f)
          AMER AIRLINES LESSE                6.400%   2008              1,187           1,187                1,187  (b) (d)  (f)
          AMER AIRLINES LESSE                6.400%   2008              1,187           1,187                1,187  (b) (d)  (f)
          AMER AIRLINES LESSE                6.400%   2008              1,187           1,187                1,187  (b) (d)  (f)
          AMER AIRLINES LESSE                6.400%   2008                743             743                  743  (b) (d)  (f)
          AMER AIRLINES LESSE                6.400%   2008                745             745                  745  (b) (d)  (f)
          AMER AIRLINES LESSE                6.400%   2008                862             862                  862  (b) (d)  (f)
          AMER AIRLINES LESSE                6.400%   2008                862             862                  862  (b) (d)  (f)
          AMER AIRLINES LESSE                6.400%   2008                863             863                  863  (b) (d)  (f)
          WORLD COLOR PRESS                  8.375%   2008              3,000           3,000                2,951           (f)
          ASTRON CBO FLT BAA3                7.390%   2010             17,500          17,500               15,772      (d)  (f)
                                                               ---------------    ------------      ---------------

     Total Industrial                                                 686,446         686,874              650,170
                                                               ---------------    ------------      ---------------

     Total Other Bonds and Notes                                    2,651,732       2,647,241            2,545,647
                                                               ---------------    ------------      ---------------

     TOTAL BONDS AND NOTES                                          2,652,097       2,647,605            2,546,012
                                                               ---------------    ------------      ---------------


                                                                 Bal Held at
                                                                 12/31/1999
                                                                 Principal Amt
                                                                 of Bonds & Notes     Cost               Value at
                                                                     or              (Notes             12/31/1999
Issuer Name and Issue Title                                     # of Shares          a & c)              (Note a)

     PREFERRED STOCK

     Public Utility
          ALLTEL 7.75 $100 PAR               7.750%   2005                 15           1,551                1,558      (d)
          AMERICAN WTRWRKS $25               8.500%   2000                800          20,000               20,464  (b) (d)
          AMERITECH NZ A $100                7.040%   2001                 40           4,067                4,130      (d)  (f)
          APPALACHIAN PWR $100               6.850%   2004                 30           3,003                3,071
          APPALACHIAN PWR $100               5.900%   2008                 10             997                  984           (f)
          APPALACHIAN PWR $100               5.920%   2008                 11           1,091                1,108
          ATLANTIC CITY EL 100               7.800%   2006                 90           8,991                9,259
          AVISTA CORP PFD 6.95               6.950%   2007                 57           5,763                5,887
          BELL ATLANTIC NZ144A               7.080%   2001                 25           2,588                2,619      (d)  (f)
          BELL ATL NZ$100 144A               5.800%   2004                100          10,000               10,087      (d)
          BOSTON EDISON $100                 8.000%   2001                 90           9,000                9,405
          CENTRAL ILL LT $100                5.850%   2008                 65           6,506                6,337
          CON EDISON $100 SR J               6.125%   2002                150          15,021               15,197
          DUKE ENERGY $100 V                 6.400%   2002                 30           3,000                2,959
          DUKE ENRGY $100 SR U               6.300%   2001                 30           3,000                2,976
          DUKE ENRGY $100 SR T               6.200%   2000                 30           3,000                3,002
          DUKE ENRGY 1992D $25               6.200%   2001                200           5,001                4,962
          DUKE ENRGY 1992C $25               6.100%   2000                250           6,250                6,188
          EASTERN EDISON $100                6.625%   2008                210          20,926               21,394
          ENTERGY LA INC PFD                 8.000%   2001                 70           7,000                7,092
          GREEN MTN PWR CL-D/3               8.625%   2000                 14           1,400                1,413  (b) (d)
          INDIANA MICH POWER                 6.300%   2009                 52           5,223                5,225
          IND MICH POWER $100                6.250%   2009                 20           2,004                1,996           (f)
          INDIANA MICHIGAN PWR               5.900%   2009                 32           3,135                3,205
          JERSEY CENTRAL P&L                 8.650%   2005                110          11,224               11,544
          KEYSPAN CORP PFD                   7.950%   2000                274           6,848                6,960
          LOUISVILLE G&E PFD                 5.875%   2008                 12           1,198                1,238           (f)
          MAINE YANKEE $100                  7.480%   2001                 17           1,724                1,686
          MIDAMERICAN ENERGY                 7.800%   2006                 73           7,544                7,724
          MN P & L  144A $100                7.125%   2002                 50           4,988                5,020  (b) (d)
          MN P&L 144A  6.70                  6.700%   2002                100          10,000               10,075  (b) (d)
          NIAGARA MOHAWK $50                 6.905%   2004                100           5,000                5,137           (f)
          NO IND PUB SERV $100               8.850%   2003                 21           2,101                2,115  (b) (d)
          NO IND PUB SERV $100               6.500%   2002                115          11,764               11,547           (f)
          NORTHWEST NAT GA 100               6.950%   2002                170          17,068               17,637
          OHIO POWER CO $100                 5.900%   2009                 36           3,540                3,501
          OHI PWR CO $100                    6.020%   2008                 10             992                  981
          OHIO PWR CO $100                   6.350%   2008                  5             505                  502
          OTTER TAIL PWR $100                6.300%   2007                180          18,000               18,495
          PECO ENERGY                        6.120%   2003                 96           9,605                9,570
          PACIFIC GAS & ELEC                 6.300%   2009                120           2,965                3,043           (f)
          PACIFIC GAS & ELEC                 6.57P%   2007                718          18,003               18,341
          PACIFICORP $100 PAR                7.700%   2001                150          15,000               15,572
          POTOMAC ELEC PWR $50               6.800%   2007                161           7,963                8,281
          PRAXAIR INC                        7.480%   2000                 70           7,007                7,079
          PUBLIC SER ELEC & GA                5.97%   2008                  6             611                  534           (f)
          ROCHESTER G&E $100                  6.60 %  2009                100          10,106               10,206
          SAN DIEGO G&E $25                  1.7625%  2008                 60           1,572                1,547           (f)
          SO CA EDISON $100                  6.050%   2008                 45           4,500                4,522           (f)
          SO CA EDISON $100                  6.450%   2002                220          22,141               22,483


                                                                 Bal Held at
                                                                 12/31/1999
                                                                 Principal Amt
                                                                 of Bonds & Notes       Cost               Value at
                                                                     or               (Notes             12/31/1999
Issuer Name and Issue Title                                     # of Shares            a & c)              (Note a)

          SO INDIANA G&E 100                 6.500%   2002                 75           7,500                7,577  (b) (d)
          TXU ELECTRIC CO                    6.375%   2008                 54           5,422                5,400
          TXU ELECTRIC CO                    6.980%   2008                 50           5,000                5,097
          UBS PRIVATE SER H                  5.04%    2002                 15          15,000               14,715  (b) (d)  (f)
          VIRGINIA ELEC & PWR                5.580%   2000                 18           1,751                1,762           (f)
          VIRGINIA ELEC & PWR                6.350%   2000                201          20,130               20,372
                                                               ---------------    ------------      ---------------

     Total Public Utility                                               5,853         405,289              410,781
                                                               ---------------    ------------      ---------------

     Finance
          ABN AMRO NA FRAP                  5.94%                          15          15,000               15,157      (d)  (f)
          CHASE MANHAT FRAP                 4.96%                         150           7,500                7,209           (f)
          CITIGROUP FRAP 5.86%              5.68%                         150           7,782                7,560           (f)
          COMERICA FRAP                      6.84%                        150           7,797                7,538           (f)
          EURO AMER BANK FRAP               5.84%                          10          10,000               10,006           (f)
          FLEET FIN 6.59% FRAP              6.59%                         130           6,662                6,573           (f)
          MORGAN STANLEY GROUP              5.91%                         100           5,000                5,000           (f)
          PNC BK FRAP SERF                  6.05%                         440          22,160               22,138           (f)
          WELLS FRGO FRAP SERH              6.59%                         432          22,108               21,978           (f)
                                                               ---------------    ------------      ---------------

     Total Finance                                                      1,577         104,009              103,159
                                                               ---------------    ------------      ---------------

     Industrial
          NORTHBROOK HLDG 1000               6.600%   2001                 10          10,000               10,014  (b) (d)  (f)
          WHIRLPOOL FIN $100 B               6.550%   2008                180          18,083               18,045      (d)
          WHIRLPOOL FINL PFD                 6.09%    2002                 37           3,691                3,719  (b) (d)  (f)
                                                               ---------------    ------------      ---------------

     Total Industrial                                                     227          31,774               31,778
                                                               ---------------    ------------      ---------------

     TOTAL PREFERRED STOCK                                              7,657         541,072              545,718
                                                               ---------------    ------------      ---------------



TOTAL Investments in Securities of Unaffiliated Issuers                             3,188,677            3,091,730
TOTAL Reserve for Possible Losses on Corporate Issues                                   2,141
                                                                                  ------------      ---------------

                                                                                    3,186,536            3,091,730
                                                                                  ============      ===============
NOTES:

a) See Notes 1 and 3 to the financial statements regarding determination of cost and fair values.
b) In the absence of market quotations, securities are valued by IDS Certificate Company at fair value.
c) Aggregate cost of investment in securities of unaffiliated issuers for federal income tax purposes was $3,185,669.
d) Securities acquired in private negotiation which may require registration under federal securities law if they were to be publicly sold.  Also see Note 3b to financial statements.
e) Non-income producing securities
f) Securities classified as available for sale and carried at fair value on the balance sheet.  Also see Notes 1 and 3A to financial statements



IDS CERTIFICATE COMPANY                                                                         SCHEDULE II

Investments in and Advances to Affiliates and Income Thereon

December 31, 1999, 1998 and 1997
($ in thousands)

                                                          Balance December 31, 1999
                                                 --------------------------------------------
                                                                                                  Interest
                                                                                                 Dividends
                                                   Principal                      Carrying       Credited
                                                   Amount or         Cost          Value         to Income
Name of Issuer and Title of Issue                No. of Shares        (a)           (b)             (c)
                                                 ---------------   ----------   -------------  --------------
Wholly Owned Subsidiary (b):
Real Estate Investment Company:
  Investors Syndicate Development
Corporation:
      Capital Stock...........................          100            $418          $422              $0
                                                 ===============

Other Controlled Companies:                              $0               0             0               0
                                                 ===============
Other Affiliates (as defined in Sec. 2(a)(3)
of the
Investment Company Act of                                $0               0             0               0
1940)........................................    ===============   ----------   -------------  --------------

    Total affiliates.........................                          $418          $422              $0
                                                                   ==========   =============  ==============

                                                          Balance December 31, 1998
                                                 --------------------------------------------
                                                                                                  Interest
                                                                                                 Dividends
                                                   Principal                      Carrying       Credited
                                                   Amount or         Cost          Value         to Income
Name of Issuer and Title of Issue                No. of Shares        (a)           (b)             (c)
                                                 ---------------   ----------   -------------  --------------
Wholly Owned Subsidiary (b):
Real Estate Investment Company:
  Investors Syndicate Development
Corporation:
      Capital Stock..........................           100          $2,998          $418              $0
                                                 ===============

Other Controlled Companies:                              $0               0             0               0
                                                 ===============

Other Affiliates (as defined in Sec. 2(a)(3)
of the
Investment Company Act of                                $0               0             0               0
1940)........................................    ===============   ----------   -------------  --------------

    Total affiliates.........................                        $2,998          $418              $0
                                                                   ==========   =============  ==============

                                                          Balance December 31, 1997
                                                 --------------------------------------------
                                                                                                  Interest
                                                                                                 Dividends
                                                   Principal                      Carrying       Credited
                                                   Amount or         Cost          Value         to Income
Name of Issuer and Title of Issue                No. of Shares        (a)           (b)             (c)
                                                 ---------------   ----------   -------------  --------------
Wholly Owned Subsidiary (b):
Real Estate Investment Company:
  Investors Syndicate Development
Corporation:
      Capital Stock..........................           100          $2,998        $6,772              $0
                                                 ===============

Other Controlled Companies:                              $0               0             0               0
                                                 ===============

Other Affiliates (as defined in Sec. 2(a)(3)
of the
Investment Company Act of                                $0               0             0               0
1940)........................................    ===============   ----------   -------------  --------------

    Total affiliates.........................                        $2,998        $6,772              $0
                                                                   ==========   =============  ==============

IDS CERTIFICATE COMPANY                                              SCHEDULE II

Investments in and Advances to Affiliates and Income Thereon

December 31, 1999, 1998 and 1997
($ in thousands)

NOTES:

(a) The aggregate cost for federal income tax purposes at December 31, 1999, 1998 and 1997 was $422, $438 and $6,776 respectively, subject to possible adjustment in certain circumstances under consolidated income tax return regulations.

(b) Investments in stocks of wholly owned subsidiaries are carried at cost adjusted for equity in undistributed net income since organization or acquisition of the subsidiaries.

(c) There were no dividends or interest earned which were not credited to income.




                              IDS CERTIFICATE COMPANY                                                                  SCHEDULE III

                     Mortgage Loans on Real Estate and Interest
                                Earned on Mortgages

                            Year Ended December 31, 1999
                                  ($ in thousands)


                                                                    Part 1 -         Mortgage loans on real estate at end of period
                                                                    --------     ---------------------------------------------------

                                                                                                       Amount of principal
                                                                                                     unpaid at end of period
                                                                                                ------------------------------------

                                                                                                                Subject    Amount
                                                                                       Carrying                    to        of
                                                                    Number  Prior      amount of               delinquent mortgages
                                                                    of      liens   mortgages (c),              interest     being
                         Description (a)                            loans     (b)    (g),(h) and (i)    Total     (d)     forclosed
-------------------------------------------------                 -------- ------- -----------------  --------- --------- ----------

First mortgages:
  Insured by Federal Housing Administration -
    liens on:
      Residential - under $100                                       0                  $0                $0           $0        $0
      Apartment and business - under $100                            0                   0                 0            0         0
                                                                   ---             --------          --------     --------  -------

                  Total                                              0                   0                 0            0         0
                                                                   ---             --------          --------     --------  -------
  Partially guaranteed under Serviceman's
    Readjustment Act of 1944, as amended -
      liens on:
        Residential - under $100                                     0                   0                 0            0         0
        Apartment and business - under $100                          0                   0                 0            0         0
                                                                   ---             --------          --------     --------  -------

                  Total                                              0                   0                 0            0         0
                                                                   ---             --------          --------     --------  -------
  Other - liens on:
    Residential                                                      0                   0                 0            0         0
                                                                   ---             --------          ---------    --------- -------
    Apartment and business:
      Under $100                                                     2                 139               139            0         0
      $100 to $150                                                   0                   0                 0            0         0
      $150 to $200                                                   0                   0                 0            0         0
      $200 to $250                                                   1                  71               232            0         0
      $250 to $300                                                   0                   0                 0            0         0
      $300 to $350                                                   1                 322               322            0         0
      $350 to $400                                                   0                   0                 0            0         0
      $400 to $450                                                   0                   0                 0            0         0
      $450 to $500                                                   1                 476               476            0         0
      Over $500:

  Loan No.         Mortgagor                   Property Location

  20-00002  CCH-Space Center                   Houston, TX           1               1,867             1,867            0         0
  21-47110  Village North                      Brooklyn Park, MN     1               1,767             1,767            0         0
  21-47128  Century Income Properties Fund     Brookfield, WI        1               1,539             1,539            0         0
  21-47139  Treasure's Island Inc.             Eagan, MN             1               1,401             1,401            0         0
  21-47140  Harbour Run LTD                    Mentor-On-The-Lake,OH 1               3,886             3,886            0         0
  21-47142  34th Street Properties Partnership Gainsville, FL        1               9,665             9,665            0         0
  21-47147  T & R                              Hilliard, OH          1               7,293             7,293            0         0
  21-47150  Bircain Apartment Company LP       Gladstone, MO         1               2,325             2,325            0         0
  21-47152  Richard D. Fownes Trustee          Boston, MA            1               3,146             3,146            0         0
  21-47154  GML Trust                          Randolp, MA           1               2,997             2,997            0         0
  21-47157  John A. Belanich                   Tampa, FL             1               3,395             3,395            0         0
  21-47160  James Esshaki DBA                  Taylor, MI            1               5,688             5,688            0         0
  21-47164  K & M Hamilton Development Co.     Halmilton, OH         1               5,521             5,521            0         0
  21-47165  Bowling Freen Partnership          Sussex, WI            1               2,529             2,529            0         0
  21-47167  Wilder Corp of Delaware            Ruskin, FL            1               4,999             4,999            0         0
  21-47168  Wilder Corp of Delaware            Riverview, FL         1               2,759             2,759            0         0
  21-47172  Dial Reit Inc.                     Fremont, NE           1               2,812             2,812            0         0
  21-47173  Cinram Associates                  Fairfield, NJ         1               3,870             3,870            0         0
  21-47181  Westlake #1 Limited Partnership    Charlotte, NC         1               2,109             2,109            0         0



                                                                         Part 1 -    Mortgage loans on real estate at end of period
                                                                        --------   -------------------------------------------------
                                                                                                 Amount of principal
                                                                                               unpaid at end of period
                                                                                       --------------------------------------

                                                                                                              Subject     Amount
                                                                                        Carrying              to          of
                                                                         Number  Prior  amount of             delinquent  mortgages
                                                                         of      liens  mortgages(c),         interest    being
                 Description (a)                                         loans    (b)  (g),(h)and(i)   Total     (d)      forclosed
-----------------------------------------------------------            --------  -------   --------   ------- ---------   ---------
  21-47184  Mcnab Commerce Center Association     Pompano Beach, FL           1          2,045          2,045      0        0
  21-47186  Mack Edison Company                   Edison, NJ                  1          6,112          6,112      0        0
  21-47187  Industrial Development Association    Mebane, NC                  1          2,896          2,896      0        0
  21-47190  Dial Reit Inc.                        Davenport, IA               1          3,842          3,842      0        0
  21-47191  SSC Associates Ltd Ptnshp             St. Clair Shores, MI        1          5,769          5,769      0        0
  21-47195  Tipotex Inc.                          Pharr, TX                   1          1,680          1,680      0        0
  21-47196  Tropic Star                           Pharr, TX                   1          3,644          3,644      0        0
  21-47197  Winter Ranch                          Alamo, TX                   1            861            861      0        0
  21-47204  Fort Walton                           Mary Esther, FL             1          2,922          2,922      0        0
  21-47205  Kavanagh                              Tucson, AZ                  1          3,633          3,633      0        0
  21-47206  Artrisco                              Albuquerque, NM             1          5,351          5,351      0        0
  21-47207  Newport VII                           Albuquerque, NM             1          2,404          2,404      0        0
  21-47208  Newport VI                            Albuquerque, NM             1            943            943      0        0
  21-47209  Fountain Lake                         Brandeton, FL               1          5,521          5,521      0        0
  21-47210  Orion                                 West Haven, CT              1          4,227          4,227      0        0
  21-47211  Plaza 7000                            Greenwood Village, CO       1          2,398          2,398      0        0
  21-47212  Howard Lake-Maple Plain               Howard Lake, MN             1          1,319          1,319      0        0
  21-47213  Crec-Plymouth                         Plymouth, MN                1            942            942      0        0
  21-47214  West Health Inc.                      Plymouth, MN                1         10,526         10,526      0        0
  21-47215  Invespro                              Urbandale, IA               1          3,370          3,370      0        0
  21-47216  Invespro                              Urbandale, IA               1          2,653          2,653      0        0
  21-47217  Airport                               Tempe, AZ                   1          6,871          6,871      0        0
  21-47218  D&R Northpoin                         Sterling, VA                1          1,898          1,898      0        0
  21-47219  NewPort IX                            Albuquerque, NM             1          2,596          2,596      0        0
  21-47221  300 First LLC                         Minneapolis, MN             1          2,829          2,829      0        0
  21-47222  Transwestern                          Houston, TX                 1          2,046          2,046      0        0
  21-47223  Westwood Plaza                        Houston, TX                 1          3,742          3,742      0        0
  21-47224  Custer Office                         Plano, TX                   1          1,913          1,913      0        0
  21-47225  Valley Mining                         Eagan, MN                   1          1,764          1,764      0        0
  21-47226  Jake's LP                             Austin, TX                  1          2,726          2,726      0        0
  21-47227  PW Holdings                           Falls Township, PA          1          4,575          4,575      0        0
  21-47228  Lafayette Square                      Bridgeport, CT              1          4,374          4,374      0        0
  21-47230  Wilcrest Gree                         Houston, TX                 1          2,125          2,125      0        0
  21-47231  Midtown Mall                          Hastings, MN                1          2,058          2,058      0        0
  21-47232  DHIR Group LLC                        Milwaukee, WI               1          4,778          4,778      0        0
  21-47233  Capital Plaza                         Jefferson City, MO          1          2,135          2,135      0        0
  21-47234  Southwest Medical                     Littleton, CO               1          3,234          3,234      0        0
  21-47235  2507 & 2473 Assc                      Southport, CT               1          2,706          2,706      0        0
  21-47237  Abmar Valley                          Roanoke, VA                 1          1,801          1,801      0        0
  21-47238  Cicero Place                          Cicero, IN                  1          3,403          3,403      0        0
  21-47240  Crystal Plaza                         Baltimore, MD               1          3,934          3,934      0        0
  21-47241  Pal, Inc                              Sioux Falls, SD             1          1,237          1,237      0        0
  21-47242  Northpoint AT                         San Antonio, TX             1          5,322          5,322      0        0
  21-47243  Pam-Joy Realty                        Chesapeake. VA              1          3,011          3,011      0        0
  21-47245  Tide Mill                             Southport, CT               1          2,458          2,458      0        0
  21-47246  JLC, IX PF LTD                        Dallas, TX                  1          1,011          1,011      0        0
  21-47247  Airport Land                          Tempe, AZ                   1          4,838          4,838      0        0
  21-47248  HMJ                                   Moorehead, MN               1          5,929          5,929      0        0
  21-47249  MIDEB                                 Ventura, CA                 1          5,256          5,256      0        0
  21-47250  Thomas Ribis                          Alexandria, VA              1          2,745          2,745      0        0
  21-47251  Arcadia Villa                         Phoenix, AZ                 1          2,809          2,809      0        0
  21-47252  Broken Arrow                          Broken Arrow, OK            1          3,346          3,346      0        0
  21-47253  Palo Verde Plaxa                      Phoenix, AZ                 1          1,676          1,676      0        0
  21-47254  Village S.                            Tulsa, OK                   1          3,494          3,494      0        0
  21-47255  Gaughan                               Forest Lake/Stillwater, MN  1          5,985          5,985      0        0
  21-47256  Fremont Apts                          Rapid City, SD              1          1,191          1,191      0        0
  21-47257  American Bank Plaza                   Corpus Christi, TX          1          7,128          7,128      0        0
  21-47259  Anza Plaza                            Santa Clarita, CA           1          1,929          1,929      0        0
  21-47260  Eisenhower 3                          Ann Arbor, MI               1          3,020          3,020      0        0



                                                               Part 1 -              Mortgage loans on real estate at end of period
                                                              --------             -------------------------------------------------
                                                                                                   Amount of principal
                                                                                                  unpaid at end of period
                                                                                           --------------------------------------

                                                                                                           Subject         Amount
                                                                               Carrying                       to            of
                                                              Number    Prior  amount of                    delinquent    mortgages
                                                              of        liens  mortgages (c),               interest       being
                      Description (a)                         loans      (b)   (g),(h) and (i)    Total       (d)         forclosed
----------------------------------------                     --------  ------- -----------     ---------  ------------  ------------
  21-47261  KKMP Properties            Bloomington, MN             1            1,167            1,167          0         0
  21-47262  312 Third Street           Fargo, ND                   1            5,792            5,792          0         0
  21-47263  G.O.L.D                    Columbus, OH                1            2,192            2,192          0         0
  21-47264  Esnet Properties           Orem, UT                    1            1,964            1,964          0         0
  21-47265  Eaglecreek A               Lakewood, CO                1            2,260            2,260          0         0
  21-47266  Independence               Clarkston, MI               1            4,358            4,358          0         0
  21-47267  Blairhill LLC              Charlotte, NC               1            1,461            1,461          0         0
  21-47268  Lemans Limited             Seebring, FL                1            5,618            5,618          0         0
  21-47269  Hampton Inn                Spokane, WA                 1            4,631            4,631          0         0
  21-47270  Brookhollow-2              Houston, TX                 1            2,805            2,805          0         0
  21-47271  Wilsonville                Wilsonville, OR             1            1,956            1,956          0         0
  21-47272  Southeast Com              Aurora, CO                  1            1,978            1,978          0         0
  21-47273  Sears Bldg                 Rapid City, SD              1              964              964          0         0
  21-47274  Edison                     Towson, MD                  1            1,181            1,181          0         0
  21-47275  Colorado & SA              Colorado Springs, CO        1            1,984            1,984          0         0
  21-47277  Alvernon Place             Tucson, AZ                  1            2,258            2,258          0         0
  21-47278  Financial PAC              Kennewick, WA               1            6,692            6,692          0         0
  21-47279  Daniel G                   Chetek, WI                  1            2,069            2,069          0         0
  21-47281  Cleveland                  Shakers Heights, OH         1            2,500            2,500          0         0
  21-47282  Cary Bldg LP               Springfield, VA             1            2,218            2,218          0         0
  21-47283  Paragon DTC P              Englewood, CO               1            7,256            7,256          0         0
  21-47284  Tarran                     Batavia, IL                 1            3,702            3,702          0         0
  21-47285  Equity One In              Fort Meyers, FL             1            4,835            4,835          0         0
  21-47286  Sandhill SQ                Las Vegas, NV               1            2,587            2,587          0         0
  21-47287  ML LTD Moen                Rogers, MN                  1            6,411            6,411          0         0
  21-47288  Hilde                      Plymouth, MN                1            1,974            1,974          0         0
  21-47289  Camp Morrison              Newport News, VA            1            2,912            2,912          0         0
  21-47290  Oakcliff                   Doraville, GA               1            2,757            2,757          0         0
  21-47291  Truway                     Liverpool, NY               1            3,199            3,199          0         0
  21-47292  Desert Inn                 Las Vegas, NV               1            5,458            5,458          0         0
  21-47293  Julantru                   Corvallis, OR               1            4,447            4,447          0         0
  21-47294  Carolace Emb.              Hope Mills, NC              1            1,748            1,748          0         0
  21-47295  Mastercraft                Concord, OH                 1            1,364            1,364          0         0
  21-47296  Vivani                     Painesville, OH             1            1,089            1,089          0         0
  21-47297  Vivani                     Concord, OH                 1            1,831            1,831          0         0
  21-47298  Shiland Hills              Rock Hill, SC               1              975              975          0         0
  21-47299  Crest                      Escondido, CA               1            2,277            2,277          0         0
                                                                --------     -------------   -----------   ----------- --------

                                                                 120          378,397          378,558          0         0

                                                                --------     -------------    -----------   ----------  --------
                  Total Other                                    120          378,397          378,558          0         0
                                                                --------     -------------    -----------   ----------  --------

                  Unallocated Reserve for Losses                                                   350
                                                                                               ----------

                  Total First Mortgage Loans on Real Estate      120         $378,047          $378,558        $0         $0
                                                               ========     =============    ============   ========   =========



                                                                                            Part 2 - Interest earned
                                                                                            on mortgages
                                                                                      ------------------------------------------


                                                                                                                    Average
                                                                                              Interest             gross rate
                                                                                              due and             of interest
                                                                                              accrued             on mortgages
                                                                                              at end of            held at end
                                                                                              period               of period
                          Description (a)                                                       (e)                   (f)
----------------------------------------------------------------                          ------------------   ---------------------
First mortgages:
  Insured by Federal Housing Administration -
    liens on:
      Residential - under $100                                                                                               0.000%
      Apartment and business - under $100                                                                                    0.000%
                                                                                                               ---------------------

                  Total                                                                                                      0.000%
                                                                                                               ---------------------
  Partially guaranteed under Serviceman's
    Readjustment Act of 1944, as amended -
      liens on:
        Residential - under $100                                                                                             0.000%
        Apartment and business - under $100                                                                                  0.000%
                                                                                                               ---------------------

                  Total                                                                                                      0.000%
                                                                                                               ---------------------
  Other - liens on:
    Residential                                                                                                              0.000%
                                                                                                               ---------------------
    Apartment and business:
      Under $100                                                                                                             9.315%
      $100 to $150                                                                                                           0.000%
      $150 to $200                                                                                                           0.000%
      $200 to $250                                                                                                           9.500%
      $250 to $300                                                                                                           0.000%
      $300 to $350                                                                                                           8.500%
      $350 to $400                                                                                                           0.000%
      $400 to $450                                                                                                           0.000%
      $450 to $500                                                                                                           8.750%
      Over $500:

  Loan No.         Mortgagor                                    Property Location

  20-00002  CCH-Space Center                                    Houston, TX                                                  8.000%
  21-47110  Lloyd Engelsma                                      Brooklyn Park, MN                                            8.750%
  21-47128  Century Income Properties Fund                      Brookfield, WI                                               8.250%
  21-47139  Treasure's Island Inc.                              Eagan, MN                                                    7.480%
  21-47140  Harbour Run LTD                                     Mentor-On-The-Lake, OH                                       6.910%
  21-47142  34th Street Properties Partnership                  Gainsville, FL                                               7.050%
  21-47147  T & R                                               Hilliard, OH                                                 7.500%
  21-47150  Bircain Apartment Company LP                        Gladstone, MO                                                7.250%
  21-47152  Richard D. Fownes Trustee                           Boston, MA                                                   8.000%
  21-47154  GML Trust                                           Randolp, MA                                                  8.250%
  21-47157  John A. Belanich                                    Tampa, FL                                                    7.650%
  21-47160  James Esshaki DBA                                   Taylor, MI                                                   8.500%
  21-47164  K & M Hamilton Development Co.                      Halmilton, OH                                                8.125%
  21-47165  Bowling Freen Partnership                           Sussex, WI                                                   7.200%
  21-47167  Wilder Corp of Delaware                             Ruskin, FL                                                   7.500%
  21-47168  Wilder Corp of Delaware                             Riverview, FL                                                7.500%
  21-47172  Dial Reit Inc.                                      Fremont, NE                                                  7.090%
  21-47173  Cinram Associates                                   Fairfield, NJ                                                7.260%
  21-47181  Westlake #1 Limited Partnership                     Charlotte, NC                                                7.212%



                                                                             Part 2 - Interest earned
                                                                             on mortgages
                                                                         ------------------------------------------


                                                                                                                 Average
                                                                                          Interest              gross rate
                                                                                          due and              of interest
                                                                                          accrued              on mortgages
                                                                                         at end of             held at end
                                                                                           period               of period
                                       Description (a)                                       (e)                   (f)
--------------------------------------------------------------------------------     ------------------   ---------------------
  21-47184  Mcnab Commerce Center Association                  Pompano Beach, FL                                    8.250%
  21-47186  Mack Edison Company                                Edison, NJ                                           6.850%
  21-47187  Industrial Development Association                 Mebane, NC                                           7.220%
  21-47190  Dial Reit Inc.                                     Davenport, IA                                        7.875%
  21-47191  SSC Associates Ltd Ptnshp                          St. Clair Shores, MI                                 7.000%
  21-47195  Tipotex Inc.                                       Pharr, TX                                            7.400%
  21-47196  Tropic Star                                        Pharr, TX                                            7.400%
  21-47197  Winter Ranch                                       Alamo, TX                                            7.400%
  21-47204  Fort Walton                                        Mary Esther, FL                                      8.125%
  21-47205  Kavanagh                                           Tucson, AZ                                           8.000%
  21-47206  Artrisco                                           Albuquerque, NM                                      8.250%
  21-47207  Newport VII                                        Albuquerque, NM                                      8.125%
  21-47208  Newport VI                                         Albuquerque, NM                                      8.125%
  21-47209  Fountain Lake                                      Brandeton, FL                                        8.320%
  21-47210  Orion                                              West Haven, CT                                       7.875%
  21-47211  Plaza 7000                                         Greenwood Village, CO                                7.625%
  21-47212  Howard Lake-Maple Plain                            Howard Lake, MN                                      7.750%
  21-47213  Crec-Plymouth                                      Plymouth, MN                                         7.750%
  21-47214  West Health Inc.                                   Plymouth, MN                                         7.450%
  21-47215  Invespro                                           Urbandale, IA                                        8.375%
  21-47216  Invespro                                           Urbandale, IA                                        8.375%
  21-47217  Airport                                            Tempe, AZ                                            8.375%
  21-47218  D&R Northpoin                                      Sterling, VA                                         8.500%
  21-47219  NewPort IX                                         Albuquerque, NM                                      7.850%
  21-47221  300 First LLC                                      Minneapolis, MN                                      7.440%
  21-47222  Transwestern                                       Houston, TX                                          7.370%
  21-47223  Westwood Plaza                                     Houston, TX                                          7.500%
  21-47224  Custer Office                                      Plano, TX                                            7.320%
  21-47225  Valley Mining                                      Eagan, MN                                            7.210%
  21-47226  Jake's LP                                          Austin, TX                                           6.950%
  21-47227  PW Holdings                                        Falls Township, PA                                   6.650%
  21-47228  Lafayette Square                                   Bridgeport, CT                                       7.140%
  21-47230  Wilcrest Gree                                      Houston, TX                                          7.080%
  21-47231  Midtown Mall                                       Hastings, MN                                         7.140%
  21-47232  DHIR Group LLC                                     Milwaukee, WI                                        7.400%
  21-47233  Capital Plaza                                      Jefferson City, MO                                   7.150%
  21-47234  Southwest Medical                                  Littleton, CO                                        7.180%
  21-47235  2507 & 2473 Assc                                   Southport, CT                                        7.020%
  21-47237  Abmar Valley                                       Roanoke, VA                                          7.100%
  21-47238  Cicero Place                                       Cicero, IN                                           7.000%
  21-47240  Crystal Plaza                                      Baltimore, MD                                        7.020%
  21-47241  Pal, Inc                                           Sioux Falls, SD                                      7.050%
  21-47242  Northpoint AT                                      San Antonio, TX                                      7.330%
  21-47243  Pam-Joy Realty                                     Chesapeake. VA                                       6.960%
  21-47245  Tide Mill                                          Southport, CT                                        6.980%
  21-47246  JLC, IX PF LTD                                     Dallas, TX                                           7.010%
  21-47247  Airport Land                                       Tempe, AZ                                            6.890%
  21-47248  HMJ                                                Moorehead, MN                                        6.960%
  21-47249  MIDEB                                              Ventura, CA                                          6.750%
  21-47250  Thomas Ribis                                       Alexandria, VA                                       6.900%
  21-47251  Arcadia Villa                                      Phoenix, AZ                                          6.800%
  21-47252  Broken Arrow                                       Broken Arrow, OK                                     6.800%
  21-47253  Palo Verde Plaxa                                   Phoenix, AZ                                          6.800%
  21-47254  Village S.                                         Tulsa, OK                                            6.800%
  21-47255  Gaughan                                            Forest Lake/Stillwater, MN                           6.830%
  21-47256  Fremont Apts                                       Rapid City, SD                                       6.750%
  21-47257  American Bank Plaza                                Corpus Christi, TX                                   6.900%
  21-47259  Anza Plaza                                         Santa Clarita, CA                                    6.950%
  21-47260  Eisenhower 3                                       Ann Arbor, MI                                        6.980%


                                                                                   Part 2 - Interest earned
                                                                                   on mortgages
                                                                                 ------------------------------------------


                                                                                                                  Average
                                                                                           Interest              gross rate
                                                                                            due and             of interest
                                                                                            accrued             on mortgages
                                                                                           at end of            held at end
                                                                                            period               of period
                                       Description (a)                                        (e)                   (f)
----------------------------------------------------------------------------------     ------------------   ---------------------
  21-47261  KKMP Properties                          Bloomington, MN                                               7.060%
  21-47262  312 Third Street                         Fargo, ND                                                     6.900%
  21-47263  G.O.L.D                                  Columbus, OH                                                  6.950%
  21-47264  Esnet Properties                         Orem, UT                                                      6.810%
  21-47265  Eaglecreek A                             Lakewood, CO                                                  6.770%
  21-47266  Independence                             Clarkston, MI                                                 6.890%
  21-47267  Blairhill LLC                            Charlotte, NC                                                 6.910%
  21-47268  Lemans Limited                           Seebring, FL                                                  6.850%
  21-47269  Hampton Inn                              Spokane, WA                                                   7.150%
  21-47270  Brookhollow-2                            Houston, TX                                                   6.800%
  21-47271  Wilsonville                              Wilsonville, OR                                               6.850%
  21-47272  Southeast Com                            Aurora, CO                                                    6.440%
  21-47273  Sears Bldg                               Rapid City, SD                                                6.850%
  21-47274  Edison                                   Towson, MD                                                    6.850%
  21-47275  Colorado & SA                            Colorado Springs, CO                                          6.550%
  21-47277  Alvernon Place                           Tucson, AZ                                                    7.000%
  21-47278  Financial PAC                            Kennewick, WA                                                 6.750%
  21-47279  Daniel G                                 Chetek, WI                                                    7.250%
  21-47281  Cleveland                                Shakers Heights, OH                                           7.000%
  21-47282  Cary Bldg LP                             Springfield, VA                                               6.850%
  21-47283  Paragon DTC P                            Englewood, CO                                                 6.800%
  21-47284  Tarran                                   Batavia, IL                                                   7.000%
  21-47285  Equity One In                            Fort Meyers, FL                                               6.750%
  21-47286  Sandhill SQ                              Las Vegas, NV                                                 7.000%
  21-47287  ML LTD Moen                              Rogers, MN                                                    7.300%
  21-47288  Hilde                                    Plymouth, MN                                                  6.850%
  21-47289  Camp Morrison                            Newport News, VA                                              6.900%
  21-47290  Oakcliff                                 Doraville, GA                                                 7.000%
  21-47291  Truway                                   Liverpool, NY                                                 7.000%
  21-47292  Desert Inn                               Las Vegas, NV                                                 6.900%
  21-47293  Julantru                                 Corvallis, OR                                                 6.750%
  21-47294  Carolace Emb.                            Hope Mills, NC                                                7.000%
  21-47295  Mastercraft                              Concord, OH                                                   7.000%
  21-47296  Vivani                                   Painesville, OH                                               7.000%
  21-47297  Vivani                                   Concord, OH                                                   7.000%
  21-47298  Shiland Hills                            Rock Hill, SC                                                 7.250%
  21-47299  Crest                                    Escondido, CA                                                 7.000%
                                                                                                            ---------------------

                  Total Other                                                                                      7.274%
                                                                                                            ---------------------

                  Total First Mortgage Loans on Real Estate                                                        7.247%
                                                                                                            =====================


Part 3 - Location of mortgaged properties

($ in thousands)



                                                                                   Amount of principal
                                                                                unpaid at end of period
                                                                           ----------------------------------

                                                            Carrying                           Subject
                                                            amount of                            to            Amount of
           State in                  Number      Prior      mortgages                        delinquent        mortgages
        which mortgaged                of        liens      (c), (g),                         interest           being
      property is located            loans        (b)      (h) and (i)         Total             (d)          foreclosed
--------------------------------   -----------   -------  --------------   ---------------  --------------   --------------
    Arizona                                 6                    22,084            22,084               0                0
    California                              3                     9,463             9,463               0                0
    Colorado                                6                    19,110            19,110               0                0
    Connecticut                             4                    13,766            13,766               0                0
    Florida                                 9                    41,760            41,760               0                0
    Georgia                                 1                     2,757             2,757               0                0
    Illinois                                1                     3,702             3,702               0                0
    Indiana                                 1                     3,403             3,403               0                0
    Iowa                                    3                     9,865             9,865               0                0
    Massachusetts                           2                     6,143             6,143               0                0
    Maryland                                2                     5,115             5,115               0                0
    Michigan                                4                    18,834            18,834               0                0
    Minnesota                              15                    44,614            44,614               0                0
    Missouri                                2                     4,460             4,460               0                0
    Nebraska                                1                     2,812             2,812               0                0
    Nevada                                  2                     8,045             8,045               0                0
    New Jersey                              2                     9,982             9,982               0                0
    New Mexico                              4                    11,293            11,293               0                0
    New York                                1                     3,199             3,199               0                0
    North Carolina                          5                     9,578             9,578               0                0
    North Dakota                            1                     5,792             5,792               0                0
    Ohio                                    7                    24,311            24,311               0                0
    Oklahoma                                2                     6,840             6,840               0                0
    Oregon                                  2                     6,403             6,403               0                0
    Pennsylvania                            1                     4,575             4,575               0                0
    South Carolina                          1                       975               975               0                0
    South Dakota                            4                     3,714             3,714               0                0
    Texas                                  15                    37,015            37,176               0                0
    Utah                                    1                     1,964             1,964               0                0
    Virginia                                6                    14,585            14,585               0                0
    Washington                              2                    11,323            11,323               0                0
    Wisconsin                               4                    10,915            10,915               0                0
                                   -----------            --------------   ---------------  --------------   --------------

                                          120                   378,397           378,558               0                0
                                   -----------            --------------   ---------------  --------------   --------------

    Unallocated Reserve
    for Losses                                                      350
                                                          --------------

    Total                                 120                  $378,047          $378,558              $0               $0
                                   ===========            ==============   ===============  ==============   ==============

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

(f) Information as to interest income by type and class of loan has been omitted because it is not readily available and the obtaining thereof would involve unreasonable effort and expense. In lieu thereof, the average gross interest rates (exclusive of amortization of discounts and premiums) on mortgage loans held at December 31, 1999 are shown by type and class of loan.

The average gross interest rates on mortgage loans held at December 31, 1999, 1998 and 1997 are summarized as follows:


                                                                               1999                 1998                  1997
                                                                  -------------------   ------------------   -------------------
     First mortgages:
          Insured by Federal Housing Administration                           0.000%               0.000%                0.000%
          Partially guaranteed under Servicemen's
            Readjustment Act of 1944, as amended                              0.000                 0.000                0.000
          Other                                                               7.274                 7.394                8.212
                                                                  -------------------   ------------------   -------------------


                Combined average                                              7.274%               7.394%                8.212%
                                                                  ===================   ==================   ===================

(g) Following is a reconciliation of the carrying amount of mortgage loans for the years ended December 31, 1999, 1998 and 1997.


                                                                           1999                 1998                  1997
                                                               -------------------   ------------------   -------------------

     Balance at beginning of period                                      $334,280             $212,433              $218,697
     Additions during period:
       New loans acquired:
         Nonaffiliated companies                                           66,068              163,398                45,200
       Reserve for loss reversal                                              100                    0                     0
                                                               -------------------   ------------------   -------------------

           Total additions                                                 66,168              163,398                45,200
                                                               -------------------   ------------------   -------------------

                                                                          400,448              375,831               263,897
                                                               -------------------   ------------------   -------------------

     Deductions during period:
       Collections of principal                                            22,401               41,551                51,464
                                                               -------------------   ------------------   -------------------

     Balance at end of period                                            $378,047             $334,280              $212,433
                                                               ===================   ==================   ===================

(h) The aggregate cost of mortgage loans for federal income tax purposes at December 31, 1999 was $378,558.

(i) At December 31, 1999, a reserve for loss of $511 is recorded which represents $161 on impaired mortgage loans and $350 of unallocated reserves.



IDS CERTIFICATE COMPANY                                                                                                  SCHEDULE V

Qualified Assets on Deposit

December 31, 1999
($ thousands)

                                                             Investment Securities
                                                 -------------------------------------------
                                                  Bonds and                     Mortgage
                                                    Notes         Stocks         Loans             Other
      Name of Depositary                            (a)            (b)           (c)                (d)                  Total
---------------------------------------------  --------------   ----------    -----------      ----------------    -----------------
Deposits with states or their depositories to
  meet requirements of statutes and
  agreements:

    Illinois - Secretary of
      State of Illinois                             $50            $0              $0                $0                     $50

    New Jersey - Commissioner
      of Banking and Insurance
      of New Jersey                                  50             0               0                 0                      50


    Pennsylvania - Treasurer
      of the State of
      Pennsylvania                                  149             0               0                 0                     149


    Texas - Treasurer of the
      State of Texas                                115             0               0                 0                     115
                                                --------       -------     -----------         ---------               ---------

    Total deposits with states or their
      depositories to meet requirements of
      statues and agreements                        364             0               0                 0                     364

Central depository - American
  Express Trust Company                       2,675,665       541,072         378,047            88,063               3,682,847
                                             -----------      ---------    -----------        ----------            ------------

    Total                                    $2,676,029      $541,072        $378,047           $88,063              $3,683,211
                                             ===========    ===========      =========        ==========            ============

Notes:
  (a)  Represents amortized cost of bonds and notes.
  (b)  Represents average cost of individual issues of stocks.
  (c) Represents unpaid principal balance of mortgage loans less unamortized discounts and reserve for losses.
  (d)  Represents amortized cost of purchased call options.



PAGE 1
              IDS CERTIFICATE COMPANY                                                              SCHEDULE VI
               Certificate Reserves

            Part 1 - Summary of Changes

           Year ended December 31, 1999
                 ($ in thousands)
                                                                           Balance at beginning of period
                                                                      -----------------------------------------
                                                                          Number
                                                                            of
                                                         Yield           accounts        Amount
                                                      to maturity          with            of          Amount
                                                      on an annual       security       maturity         of
                    Description                       payment basis       holders        value        reserves
                                                    ------------------- ----------  -------------  ------------

Installment certificates:
  Reserves to mature:
   Series 15, includes extended maturities          2.40 Inst/2.50 Ext.         0              0             0
       "  20,     "        "        "               2.52 Inst/2.50 Ext.         5             59            55
       "  15A,    "        "        "               2.66 Inst/3.04 Ext.         3             28            26
       "  22A,    "        "        "                  3.09                   841         18,616        13,983
       "  I-76,   "        "        "                  3.35                   568         13,074         6,954
       "  Reserve Plus Flexible Payment              (note a)                 236          2,167         1,127
       "  IC-Q-Installment                           (note a)                  88          1,000           408
       "  IC-Q-Ins                                   (note a)               4,498         53,344        23,768
       "  IC-Q-Ins Emp                               (note a)                  24            245           133
       "  IC-I                                       (note a)              44,058        765,696       248,341
       "  IC-I-Emp                                   (note a)                 266          3,763         1,530
       "  Inst                                       (note a)               6,090         66,052         7,189
       "  Inst-Emp                                   (note a)                  27            255            31
       "  RP-Q-Installment                           (note a)                 157          2,185         1,422
       "  RP-Q-Flexible Payment                      (note a)                  16            205            90
       "  RP-Q-Ins                                   (note a)                 118          2,659           824
       "  RP-Q-Ins Emp                               (note a)                   2             24            15
       "  RP-I                                       (note a)                 299          9,199         2,846
       "  RP-I-Emp                                   (note a)                   0              0             0
       "  Inst-R                                     (note a)                  43          4,788            52
       "  Inst-R-Emp                                 (note a)                   3             28             1
                                                                      ------------  -------------  ------------

                Total                                                      57,342        943,387       308,795
                                                                      ------------  -------------  ------------

  Payments made in advance of certificate
    year requirements and accrued interest
    thereon:
   Series 15, includes extended maturities               2                  Not           Not                0
       "  20,     "        "        "                    2                Readily      Applicable            4
       "  15A,    "        "        "                    3               Available                           3
       "  22A,    "        "        "                    3                                                 554
       "  I-76,   "        "        "                   3.5                                                333
                                                                                                   ------------

                Total                                                                                      894
                                                                                                   ------------

PAGE 2
                                                                                     Additions
                                                                      -----------------------------------------


                                                                                                       Charged
                                                         Yield            Charged       Reserve        to other
                                                      to maturity        to profit     payments by     accounts
                                                      on an annual       and loss     certificate       (per
                                                      payment basis      or income       holders        part 2)
                                                    ------------------- ------------  -------------  ------------

Installment certificates:
  Reserves to mature:
   Series 15, includes extended maturities          2.40 Inst/2.50 Ext.         0              0             0
       "  20,     "        "        "               2.52 Inst/2.50 Ext.         1              0             1
       "  15A,    "        "        "               2.66 Inst/3.04 Ext.         1              0             1
       "  22A,    "        "        "                  3.09                   395            175           468
       "  I-76,   "        "        "                  3.35                   221            211            22
       "  Reserve Plus Flexible Payment              (note a)                   0            156            26
       "  IC-Q-Installment                           (note a)                   0             54             9
       "  IC-Q-Ins                                   (note a)                   0          2,239           435
       "  IC-Q-Ins Emp                               (note a)                   0             15             4
       "  IC-I                                       (note a)                   0         55,591         6,575
       "  IC-I-Emp                                   (note a)                   0            322            49
       "  Inst                                       (note a)                   0          8,608           257
       "  Inst-Emp                                   (note a)                   0             31             1
       "  RP-Q-Installment                           (note a)                   0             17            35
       "  RP-Q-Flexible Payment                      (note a)                   0              1             2
       "  RP-Q-Ins                                   (note a)                   0             29            14
       "  RP-Q-Ins Emp                               (note a)                   0              1             0
       "  RP-I                                       (note a)                   0            468            73
       "  RP-I-Emp                                   (note a)                   0              0             0
       "  Inst-R                                     (note a)                   0             67             2
       "  Inst-R-Emp                                 (note a)                   0              3             0
                                                                      ------------  -------------  ------------

                Total                                                         618         67,988         7,974
                                                                      ------------  -------------  ------------

  Payments made in advance of certificate
    year requirements and accrued interest
    thereon:
   Series 15, includes extended maturities               2                      0              0             0
       "  20,     "        "        "                    2                      0              0             0
       "  15A,    "        "        "                    3                      0              0             0
       "  22A,    "        "        "                    3                     20            127            26
       "  I-76,   "        "        "                   3.5                    13             32             1
                                                                      ------------  -------------  ------------

                Total                                                          33            159            27
                                                                      ------------  -------------  ------------

PAGE 3
                                                                                     Deductions
                                                                      -----------------------------------------


                                                                                                      Credited
                                                         Yield                            Cash        to other
                                                      to maturity                      surrenders     accounts
                                                      on an annual                      prior to        (per
                                                      payment basis     Maturities      maturity       part 2)
                                                    ------------------- ------------  -------------  ------------

Installment certificates:
  Reserves to mature:
   Series 15, includes extended maturities          2.40 Inst/2.50 Ext.         0              0             0
       "  20,     "        "        "               2.52 Inst/2.50 Ext.        14              9            11
       "  15A,    "        "        "               2.66 Inst/3.04 Ext.         0              0            10
       "  22A,    "        "        "                  3.09                   345            719         1,398
       "  I-76,   "        "        "                  3.35                     0          1,038           151
       "  Reserve Plus Flexible Payment              (note a)                  19            513             0
       "  IC-Q-Installment                           (note a)                  30            140             0
       "  IC-Q-Ins                                   (note a)               4,417          8,913            12
       "  IC-Q-Ins Emp                               (note a)                   5             42             0
       "  IC-I                                       (note a)                   0         99,307             0
       "  IC-I-Emp                                   (note a)                   0            662             0
       "  Inst                                       (note a)                   0          2,633             0
       "  Inst-Emp                                   (note a)                   0             14             0
       "  RP-Q-Installment                           (note a)                   8            345             0
       "  RP-Q-Flexible Payment                      (note a)                   4             16             0
       "  RP-Q-Ins                                   (note a)                 253            213             0
       "  RP-Q-Ins Emp                               (note a)                   0              9             0
       "  RP-I                                       (note a)                   0          1,208             0
       "  RP-I-Emp                                   (note a)                   0              0             0
       "  Inst-R                                     (note a)                   0              8             0
       "  Inst-R-Emp                                 (note a)                   0              1             0
                                                                      ------------  -------------  ------------

                Total                                                       5,095        115,790         1,582
                                                                      ------------  -------------  ------------

  Payments made in advance of certificate
    year requirements and accrued interest
    thereon:
   Series 15, includes extended maturities               2                      0              0             0
       "  20,     "        "        "                    2                      0              0             4
       "  15A,    "        "        "                    3                      0              0             0
       "  22A,    "        "        "                    3                     18             26           189
       "  I-76,   "        "        "                   3.5                     0             23            15
                                                                      ------------  -------------  ------------

                Total                                                          18             49           208
                                                                      ------------  -------------  ------------

PAGE 4
                                                                              Balance at close of period
                                                                      -----------------------------------------

                                                                          Number
                                                                           of
                                                         Yield           accounts        Amount
                                                      to maturity          with            of          Amount
                                                      on an annual       security       maturity         of
                                                      payment basis       holders        value        reserves
                                                    ------------------- ------------  -------------  ------------

Installment certificates:
  Reserves to mature:
   Series 15, includes extended maturities          2.40 Inst/2.50 Ext.         0              0             0
       "  20,     "        "        "               2.52 Inst/2.50 Ext.         2             28            22
       "  15A,    "        "        "               2.66 Inst/3.04 Ext.         2             17            17
       "  22A,    "        "        "                  3.09                   718         16,120        12,559
       "  I-76,   "        "        "                  3.35                   474         10,847         6,220
       "  Reserve Plus Flexible Payment              (note a)                 181          1,666           778
       "  IC-Q-Installment                           (note a)                  69            770           301
       "  IC-Q-Ins                                   (note a)               2,502         29,257        13,100
       "  IC-Q-Ins Emp                               (note a)                  14            146           105
       "  IC-I                                       (note a)              33,476        569,104       211,200
       "  IC-I-Emp                                   (note a)                 190          2,659         1,239
       "  Inst                                       (note a)               7,494              0        13,421
       "  Inst-Emp                                   (note a)                  35              0            49
       "  RP-Q-Installment                           (note a)                 118          1,621         1,121
       "  RP-Q-Flexible Payment                      (note a)                  12            154            73
       "  RP-Q-Ins                                   (note a)                  55            931           401
       "  RP-Q-Ins Emp                               (note a)                   1              6             7
       "  RP-I                                       (note a)                 205          6,269         2,179
       "  RP-I-Emp                                   (note a)                   0              0             0
       "  Inst-R                                     (note a)                  59              0           113
       "  Inst-R-Emp                                 (note a)                   3              0             3
                                                                      ------------  -------------  ------------

                Total                                                      45,610        639,595       262,908
                                                                      ------------  -------------  ------------

  Payments made in advance of certificate
    year requirements and accrued interest
    thereon:
   Series 15, includes extended maturities               2                 Not            Not                0
       "  20,     "        "        "                    2               Readily       Applicable            0
       "  15A,    "        "        "                    3              Available                            3
       "  22A,    "        "        "                    3                                                 494
       "  I-76,   "        "        "                   3.5                                                341
                                                                                                   ------------

                Total                                                                                      838
                                                                                                   ------------

PAGE 5
                                                                           Balance at beginning of period
                                                                      -----------------------------------------

                                                                          Number
                                                                            of
                                                         Yield           accounts        Amount
                                                      to maturity          with            of          Amount
                                                      on an annual       security       maturity         of
                                                      payment basis       holders        value        reserves
                                                    ------------------- ------------  -------------  ------------

  Additional credits and accrued interest
    thereon:
   Series 15, includes extended maturities              2.5                 Not             Not              0
       "  20,     "        "        "                   2.5               Readily        Applicable         12
       "  15A,    "        "        "                    3               Available                           3
       "  22A,    "        "        "                    3                                               3,250
       "  I-76,   "        "        "                   3.5                                              1,610
       "  Reserve Plus Flexible Payment              (note a)                                                0
       "  IC-Q-Installment                           (note a)                                                0
       "  IC-Q-Ins                                   (note a)                                                0
       "  IC-Q-Ins Emp                               (note a)                                                0
       "  IC-I                                       (note a)                                              301
       "  IC-I-Emp                                   (note a)                                                2
       "  Inst                                       (note a)                                                8
       "  Inst-Emp                                   (note a)                                                0
       "  RP-Q-Installment                           (note a)                                                0
       "  RP-Q-Flexible Payment                      (note a)                                                0
       "  RP-Q-Ins                                   (note a)                                                0
       "  RP-Q-Ins Emp                               (note a)                                                0
       "  RP-I                                       (note a)                                                4
       "  RP-I-Emp                                   (note a)                                                0
       "  Inst-R                                     (note a)                                                0
       "  Inst-R-Emp                                 (note a)                                                0
                                                                                                   ------------

                Total                                                                                    5,190
                                                                                                   ------------



  Reserve for accrued extra contribution 3rd year                                                       10,058
  Reserve for accrued extra contribution 6th year                                                            0
  Accrued interest on reserves in default I-76          3.5                                                  2
  Reserve for additional credits to be allowed
    Installment Certificates-Special Additional                             Not            Not
    Credits I-76                                                          Readily       Applicable           0
  Accrued for additional credits to be allowed at                        Available
    next anniversary                                                                                       129
  Reserve for death and disability refund options                                                            0
  Reserve for reconversion of paid-up certificates                                                          53
                                                                                                   ------------

                Total installment certificates                                                         325,121
                                                                                                   ------------

PAGE 6
                                                                                     Additions
                                                                      -----------------------------------------


                                                                                                       Charged
                                                         Yield            Charged        Reserve       to other
                                                      to maturity        to profit     payments by     accounts
                                                      on an annual       and loss      certificate       (per
                                                      payment basis      or income       holders        part 2)
                                                    ------------------- ------------  -------------  ------------

  Additional credits and accrued interest
    thereon:
   Series 15, includes extended maturities              2.5                     0          Not               0
       "  20,     "        "        "                   2.5                     0       Applicable           1
       "  15A,    "        "        "                    3                      0                            0
       "  22A,    "        "        "                    3                     89                          238
       "  I-76,   "        "        "                   3.5                    51                           68
       "  Reserve Plus Flexible Payment              (note a)                  26                            0
       "  IC-Q-Installment                           (note a)                   9                            0
       "  IC-Q-Ins                                   (note a)                 436                            0
       "  IC-Q-Ins Emp                               (note a)                   4                            0
       "  IC-I                                       (note a)               6,554                            0
       "  IC-I-Emp                                   (note a)                  50                            0
       "  Inst                                       (note a)                 264                            0
       "  Inst-Emp                                   (note a)                   1                            0
       "  RP-Q-Installment                           (note a)                  35                            0
       "  RP-Q-Flexible Payment                      (note a)                   2                            0
       "  RP-Q-Ins                                   (note a)                  14                            0
       "  RP-Q-Ins Emp                               (note a)                   0                            0
       "  RP-I                                       (note a)                  73                            0
       "  RP-I-Emp                                   (note a)                   0                            0
       "  Inst-R                                     (note a)                   2                            0
       "  Inst-R-Emp                                 (note a)                   0                            0
                                                                      ------------                 ------------

                Total                                                       7,610                          307
                                                                      ------------                 ------------



  Reserve for accrued extra contribution 3rd year                           1,049         (4,673)            0
  Reserve for accrued extra contribution 6th year                               0              0             0
  Accrued interest on reserves in default I-76          3.5                     5              0             0
  Reserve for additional credits to be allowed
    Installment Certificates-Special Additional
    Credits I-76                                                                0              0             0
  Accrued for additional credits to be allowed at
    next anniversary                                                          157              0             0
  Reserve for death and disability refund options                               0              0             0
  Reserve for reconversion of paid-up certificates                              0              0             1
                                                                      ------------  -------------  ------------

                Total installment certificates                              9,472         63,474         8,309
                                                                      ------------  -------------  ------------

PAGE 7
                                                                                     Deductions
                                                                      -----------------------------------------


                                                                                                        Credited
                                                         Yield                              Cash        to other
                                                      to maturity                        surrenders     accounts
                                                      on an annual                        prior to        (per
                                                      payment basis       Maturities      maturity       part 2)
                                                    -------------------   ------------  -------------  ------------

  Additional credits and accrued interest
    thereon:
   Series 15, includes extended maturities              2.5                     0              0             0
       "  20,     "        "        "                   2.5                     3              2             3
       "  15A,    "        "        "                    3                      0              0             1
       "  22A,    "        "        "                    3                     90            166           317
       "  I-76,   "        "        "                   3.5                     0            254            31
       "  Reserve Plus Flexible Payment              (note a)                   0              0            26
       "  IC-Q-Installment                           (note a)                   0              0             9
       "  IC-Q-Ins                                   (note a)                   0              0           436
       "  IC-Q-Ins Emp                               (note a)                   0              0             4
       "  IC-I                                       (note a)                   0              0         6,580
       "  IC-I-Emp                                   (note a)                   0              0            50
       "  Inst                                       (note a)                   0              0           257
       "  Inst-Emp                                   (note a)                   0              0             1
       "  RP-Q-Installment                           (note a)                   0              0            35
       "  RP-Q-Flexible Payment                      (note a)                   0              0             2
       "  RP-Q-Ins                                   (note a)                   0              0            14
       "  RP-Q-Ins Emp                               (note a)                   0              0             0
       "  RP-I                                       (note a)                   0              0            74
       "  RP-I-Emp                                   (note a)                   0              0             0
       "  Inst-R                                     (note a)                   0              0             2
       "  Inst-R-Emp                                 (note a)                   0              0             0
                                                                    --------------  -------------  ------------

                Total                                                          93            422         7,842
                                                                    --------------  -------------  ------------



  Reserve for accrued extra contribution 3rd year                               0              0             0
  Reserve for accrued extra contribution 6th year                               0              0             0
  Accrued interest on reserves in default I-76       3.5                        0              1             4
  Reserve for additional credits to be allowed
    Installment Certificates-Special Additional
    Credits I-76                                                                0              0             0
  Accrued for additional credits to be allowed at
    next anniversary                                                            0              0           242
  Reserve for death and disability refund options                               0              0             0
  Reserve for reconversion of paid-up certificates                              0              0             0
                                                                    --------------  -------------   -----------

                Total installment certificates                              5,206        116,262         9,878
                                                                    --------------  -------------   -----------


PAGE 8
                                                                                  Balance at close of period
                                                                       ------------------------------------------

                                                                         Number
                                                                           of
                                                          Yield         accounts        Amount
                                                       to maturity        with            of           Amount
                                                      on an annual      security       maturity          of
                                                      payment basis      holders        value         reserves
                                                     ----------------- ------------- -------------- -------------

  Additional credits and accrued interest
    thereon:
   Series 15, includes extended maturities              2.5                Not           Not                 0
       "  20,     "        "        "                   2.5              Readily      Applicable             5
       "  15A,    "        "        "                    3              Available                            2
       "  22A,    "        "        "                    3                                               3,004
       "  I-76,   "        "        "                   3.5                                              1,444
       "  Reserve Plus Flexible Payment              (note a)                                                0
       "  IC-Q-Installment                           (note a)                                                0
       "  IC-Q-Ins                                   (note a)                                                0
       "  IC-Q-Ins Emp                               (note a)                                                0
       "  IC-I                                       (note a)                                              275
       "  IC-I-Emp                                   (note a)                                                2
       "  Inst                                       (note a)                                               15
       "  Inst-Emp                                   (note a)                                                0
       "  RP-Q-Installment                           (note a)                                                0
       "  RP-Q-Flexible Payment                      (note a)                                                0
       "  RP-Q-Ins                                   (note a)                                                0
       "  RP-Q-Ins Emp                               (note a)                                                0
       "  RP-I                                       (note a)                                                3
       "  RP-I-Emp                                   (note a)                                                0
       "  Inst-R                                     (note a)                                                0
       "  Inst-R-Emp                                 (note a)                                                0
                                                                                                 --------------

                Total                                                                                    4,750
                                                                                                 --------------



  Reserve for accrued extra contribution 3rd year                                                       6,434
  Reserve for accrued extra contribution 6th year                                                           0
  Accrued interest on reserves in default I-76       3.5                                                    2
  Reserve for additional credits to be allowed
    Installment Certificates-Special Additional                            Not            Not
    Credits I-76                                                         Readily       Applicable           0
  Accrued for additional credits to be allowed at                       Available
    next anniversary                                                                                       44
  Reserve for death and disability refund options                                                           0
  Reserve for reconversion of paid-up certificates                                                         54
                                                                                                 --------------

                Total installment certificates                                                         275,030
                                                                                                 --------------


PAGE 9
                                                                           Balance at beginning of period
                                                                        ---------------------------------------

                                                                         Number
                                                                           of
                                                          Yield         accounts        Amount
                                                       to maturity        with            of           Amount
                                                      on an annual      security       maturity          of
                                                      payment basis      holders        value         reserves
                                                     ----------------- ------------- -------------- -----------

Fully paid certificates:
  Single-Payment certificates:
    SP 74                                               3.5                     0              0             0
    SP 75                                               3.5                     0              0             0
    SP 76                                               3.5                     0              0             0
    SP 77                                               3.5                     0              0             0
    SP 78                                               3.5                    61            723           393
    SP 79                                               3.5                   388          2,838         2,776
    SP 80                                               3.5                   356          2,999         2,826
    SP 81A                                              3.5                   297          1,770         1,608
    SP 82A                                              3.5                   259          2,466         2,170
    SP 82B                                              3.5                   452          4,041         3,515
    SP 83A                                              3.5                    83            595           510
    SP 83B                                              3.5                   189          1,833         1,546
    IC-2-84                                             3.5                   686          6,783         5,535
    IC-2-85                                             3.5                   360          3,877         4,066
    IC-2-86                                             3.5                   188          2,152         2,073
    IC-2-87                                             3.5                   239          3,190         2,851
    IC-2-88                                             3.5                   486          7,301         5,939
    Reserve Plus Single Payment                      (note a)                 820        308,978         6,683
    Cash Reserve Single Payment                      (note b)                  32            176           175
    IC-Flexible Savings (formally Variable Term)     (note d)              76,191        438,276       502,533
    IC-Flexible Savings Emp (formally Variable Term) (note d)               1,247         13,712        16,536
    IC-Preferred Investors                           (note d)                  67         76,339        77,371
    IC-Investors                                     (note d)                 549        687,325       750,121
    IC-Special Deposits                              (note d)                 115        157,232       167,647
    IC-1-84                                          (note c)                  51            354           329
    Cash Reserve Variable Payment                    (note b)                 443          2,330         3,073
    Cash Reserve Variable Payment-3mo.               (note e)              44,122        175,219       185,896
    IC-Future Value                                  (note f)              11,209        120,321       120,321
    IC-Future Value Emp                              (note f)                 219          2,429         2,429
    IC-Stock Market                                  (note g)             110,202        391,171       440,315
    IC-Market Strategy                               (note g)               5,134         69,753        70,372
    IC-AEBI Stock Market                             (note g)                  33          6,428         6,740
                                                                    --------------  -------------  ------------

                Total                                                     254,478      2,490,611     2,386,349
                                                                    --------------  -------------  ------------


PAGE 10
                                                                                      Additions
                                                                        ------------------------------------------


                                                                                                         Charged
                                                          Yield           Charged         Reserve        to other
                                                       to maturity       to profit      payments by      accounts
                                                      on an annual       and loss       certificate        (per
                                                      payment basis      or income        holders         part 2)
                                                    ------------------- ------------  --------------  ------------

Fully paid certificates:
  Single-Payment certificates:
    SP 78                                               3.5                     1              0             0
    SP 79                                               3.5                    59              0             0
    SP 80                                               3.5                    92              0             0
    SP 81A                                              3.5                    53              0             0
    SP 82A                                              3.5                    72              0             0
    SP 82B                                              3.5                   114              0             0
    SP 83A                                              3.5                    17              0             0
    SP 83B                                              3.5                    50              0             0
    IC-2-84                                             3.5                   176              0             0
    IC-2-85                                             3.5                     0              0           183
    IC-2-86                                             3.5                     0              0            93
    IC-2-87                                             3.5                     0              0           127
    IC-2-88                                             3.5                     0              0           255
    Reserve Plus Single Payment                      (note a)                   0              1           227
    Cash Reserve Single Payment                      (note b)                   0              0             6
    IC-Flexible Savings (formally Variable Term)     (note d)                   0        295,095        23,986
    IC-Flexible Savings Emp (formally Variable Term) (note d)                   0          2,153           773
    IC-Preferred Investors                           (note d)                   0        205,529         4,679
    IC-Investors                                     (note d)                   0        324,809        38,432
    IC-Special Deposits                              (note d)                   0         50,133         8,335
    IC-1-84                                          (note c)                   0              0            13
    Cash Reserve Variable Payment                    (note b)                   0            293            99
    Cash Reserve Variable Payment-3mo.               (note e)                   0        154,650         6,369
    IC-Future Value                                  (note f)                   0              0             0
    IC-Future Value Emp                              (note f)                   0              0             0
    IC-Stock Market                                  (note g)                   0        147,836        39,726
    IC-Market Strategy                               (note g)                   0        144,658         5,158
    IC-AEBI Stock Market                             (note g)                   0         12,766           532
                                                                    --------------  -------------  ------------

                Total                                                         634      1,337,923       128,993
                                                                    --------------  -------------  ------------


PAGE 11
                                                                                     Deductions
                                                                          -----------------------------------------


                                                                                                        Credited
                                                         Yield                              Cash        to other
                                                      to maturity                        surrenders     accounts
                                                      on an annual                        prior to        (per
                                                      payment basis       Maturities      maturity       part 2)
                                                    -------------------   ------------  -------------  ------------

Fully paid certificates:
  Single-Payment certificates:
    SP 78                                               3.5                   323             31            41
    SP 79                                               3.5                 1,939            278           338
    SP 80                                               3.5                     0            568             0
    SP 81A                                              3.5                     0            201             0
    SP 82A                                              3.5                     0            298             0
    SP 82B                                              3.5                     0            488             0
    SP 83A                                              3.5                     0             63             0
    SP 83B                                              3.5                     0            228             0
    IC-2-84                                             3.5                     0          1,105             0
    IC-2-85                                             3.5                     0            652             0
    IC-2-86                                             3.5                     0            377             0
    IC-2-87                                             3.5                     0            292             0
    IC-2-88                                             3.5                     0          1,432             0
    Reserve Plus Single Payment                      (note a)                   0          1,323            39
    Cash Reserve Single Payment                      (note b)                   0             20             0
    IC-Flexible Savings (formally Variable Term)     (note d)                   0        309,853             0
    IC-Flexible Savings Emp (formally Variable Term) (note d)                   0          4,169             0
    IC-Preferred Investors                           (note d)                   0        183,678             0
    IC-Investors                                     (note d)                   0        275,318             0
    IC-Special Deposits                              (note d)                   0         77,859             0
    IC-1-84                                          (note c)                   0             55             0
    Cash Reserve Variable Payment                    (note b)                   0            901             0
    Cash Reserve Variable Payment-3mo.               (note e)                   0        179,139             0
    IC-Future Value                                  (note f)              61,877          8,989             0
    IC-Future Value Emp                              (note f)               1,429            277             0
    IC-Stock Market                                  (note g)                   0        124,064             0
    IC-Market Strategy                               (note g)                   0         15,967             0
    IC-AEBI Stock Market                             (note g)                   0          1,621             0
                                                                    --------------  -------------  ------------

                Total                                                      65,568      1,189,246           418
                                                                    --------------  -------------  ------------


PAGE 12
                                                                                  Balance at close of period
                                                                       ------------------------------------------

                                                                         Number
                                                                           of
                                                          Yield         accounts        Amount
                                                       to maturity        with            of           Amount
                                                      on an annual      security       maturity          of
                                                      payment basis      holders        value         reserves
                                                     ----------------- ------------- -------------- -------------

Fully paid certificates:
  Single-Payment certificates:
    SP 78                                               3.5                     0              0             0
    SP 79                                               3.5                    34            281           280
    SP 80                                               3.5                   302          2,407         2,350
    SP 81A                                              3.5                   258          1,552         1,460
    SP 82A                                              3.5                   228          2,133         1,944
    SP 82B                                              3.5                   388          3,489         3,141
    SP 83A                                              3.5                    69            523           464
    SP 83B                                              3.5                   161          1,568         1,368
    IC-2-84                                             3.5                   558          5,457         4,606
    IC-2-85                                             3.5                   304          3,177         3,597
    IC-2-86                                             3.5                   156          1,787         1,789
    IC-2-87                                             3.5                   209          2,876         2,686
    IC-2-88                                             3.5                   390          5,611         4,762
    Reserve Plus Single Payment                      (note a)                 665          3,310         5,549
    Cash Reserve Single Payment                      (note b)                  27            165           161
    IC-Flexible Savings (formally Variable Term)     (note d)              67,254        450,978       511,761
    IC-Flexible Savings Emp (formally Variable Term) (note d)               1,039         12,398        15,293
    IC-Preferred Investors                           (note d)                 115            102       103,901
    IC-Investors                                     (note d)                 573        783,371       838,044
    IC-Special Deposits                              (note d)                 115        136,183       148,255
    IC-1-84                                          (note c)                  44            308           287
    Cash Reserve Variable Payment                    (note b)                 374          1,964         2,564
    Cash Reserve Variable Payment-3mo.               (note e)              41,035        157,871       167,776
    IC-Future Value                                  (note f)               4,564         49,454        49,455
    IC-Future Value Emp                              (note f)                  90            724           723
    IC-Stock Market                                  (note g)             109,177        434,918       503,813
    IC-Market Strategy                               (note g)              13,602        199,544       204,221
    IC-AEBI Stock Market                             (note g)                  83         17,772        18,417
                                                                    --------------  -------------  ------------

                Total                                                     241,814      2,279,923     2,598,667
                                                                    --------------  -------------  ------------


PAGE 13
                                                                            Balance at beginning of period
                                                                       ------------------------------------------

                                                                         Number
                                                                           of
                                                          Yield         accounts        Amount
                                                       to maturity        with            of           Amount
                                                      on an annual      security       maturity          of
                                                      payment basis      holders        value         reserves
                                                     ----------------- ------------- -------------- -------------

  Additional credits and accrued interest thereon:
    SP 78                                               3.5                Not            Not              404
    SP 79                                               3.5             Applicable     Applicable        2,661
    SP 80                                               3.5                                              2,500
    SP 81A                                              3.5                                              1,162
    SP 82A                                              3.5                                              1,505
    SP 82B                                              3.5                                              2,347
    SP 83A                                              3.5                                                275
    SP 83B                                              3.5                                                766
    IC-2-84                                             3.5                                              2,824
    IC-2-85                                             3.5                                                 72
    IC-2-86                                             3.5                                                 33
    IC-2-87                                             3.5                                                 51
    IC-2-88                                             3.5                                                106
    Reserve Plus Single Payment                      (note a)                                                0
    Cash Reserve Single Payment                      (note b)                                                0
    IC-Flexible Savings (formally Variable Term)     (note d)                                              992
    IC-Flexible Savings Emp (formally Variable Term) (note d)                                              164
    IC-Preferred Investors                           (note d)                                               37
    IC-Investors                                     (note d)                                            1,680
    IC-Special Deposits                              (note d)                                              352
    IC-1-84                                          (note c)                                                7
    Cash Reserve Variable Payment                    (note b)                                                0
    Cash Reserve Variable Payment-3mo.               (note e)                                              290
    IC-Future Value                                  (note f)                                           44,252
    IC-Future Value Emp                              (note f)                                              990
    IC-Stock Market                                  (note g)                                            1,468
    IC-Market Strategy                               (note g)                                               91
    IC-AEBI Stock Market                             (note g)                                               44
                                                                                                 --------------

                Total                                                                                   65,073
                                                                                                 --------------


PAGE 14
                                                                                      Additions
                                                                        ------------------------------------------


                                                                                                         Charged
                                                          Yield           Charged         Reserve        to other
                                                       to maturity       to profit      payments by      accounts
                                                      on an annual       and loss       certificate        (per
                                                      payment basis      or income        holders         part 2)
                                                    ------------------- ------------  --------------  ------------

  Additional credits and accrued interest thereon:
    SP 78                                               3.5                     1              0            10
    SP 79                                               3.5                    57              0            64
    SP 80                                               3.5                    83              0            59
    SP 81A                                              3.5                    38              0            31
    SP 82A                                              3.5                    50              0            41
    SP 82B                                              3.5                    77              0            65
    SP 83A                                              3.5                     9              0            10
    SP 83B                                              3.5                    25              0            23
    IC-2-84                                             3.5                    91              0            88
    IC-2-85                                             3.5                   132              0             0
    IC-2-86                                             3.5                    68              0             0
    IC-2-87                                             3.5                    97              0             0
    IC-2-88                                             3.5                   188              0             0
    Reserve Plus Single Payment                      (note a)                 228              0             0
    Cash Reserve Single Payment                      (note b)                   7              0             0
    IC-Flexible Savings (formally Variable Term)     (note d)              26,886              0             0
    IC-Flexible Savings Emp (formally Variable Term) (note d)               4,971              0             0
    IC-Preferred Investors                           (note d)                 900              0             0
    IC-Investors                                     (note d)              42,144              0             0
    IC-Special Deposits                              (note d)               8,514              0             0
    IC-1-84                                          (note c)                  14              0             0
    Cash Reserve Variable Payment                    (note b)                 106              0             0
    Cash Reserve Variable Payment-3mo.               (note e)               6,450              0             0
    IC-Future Value                                  (note f)               8,233              0             0
    IC-Future Value Emp                              (note f)                 167              0             0
    IC-Stock Market                                  (note g)               2,561              0             0
    IC-Market Strategy                               (note g)               2,582              0             0
    IC-AEBI Stock Market                             (note g)                 165              0             0
                                                                    --------------  -------------  ------------

                Total                                                     104,844              0           391
                                                                    --------------  -------------  ------------


PAGE 15
                                                                                     Deductions
                                                                          -----------------------------------------


                                                                                                        Credited
                                                         Yield                              Cash        to other
                                                      to maturity                        surrenders     accounts
                                                      on an annual                        prior to        (per
                                                      payment basis       Maturities      maturity       part 2)
                                                    -------------------   ------------  -------------  ------------

  Additional credits and accrued interest thereon:
    SP 78                                               3.5                   340             33            43
    SP 79                                               3.5                 1,903            277           324
    SP 80                                               3.5                     0            404             0
    SP 81A                                              3.5                     0            156             0
    SP 82A                                              3.5                     0            170             0
    SP 82B                                              3.5                     0            349             0
    SP 83A                                              3.5                     0             35             0
    SP 83B                                              3.5                     0            105             0
    IC-2-84                                             3.5                     0            607             0
    IC-2-85                                             3.5                     0              7           136
    IC-2-86                                             3.5                     0              3            70
    IC-2-87                                             3.5                     0              4            96
    IC-2-88                                             3.5                     0             13           194
    Reserve Plus Single Payment                      (note a)                   0              0           228
    Cash Reserve Single Payment                      (note b)                   0              0             6
    IC-Flexible Savings (formally Variable Term)     (note d)                   0          2,889        24,003
    IC-Flexible Savings Emp (formally Variable Term) (note d)                   0            193         4,679
    IC-Preferred Investors                           (note d)                   0            131           773
    IC-Investors                                     (note d)                   0          3,367        38,432
    IC-Special Deposits                              (note d)                   0            199         8,335
    IC-1-84                                          (note c)                   0              2            15
    Cash Reserve Variable Payment                    (note b)                   0              6           100
    Cash Reserve Variable Payment-3mo.               (note e)                   0            106         6,375
    IC-Future Value                                  (note f)              25,386          3,371             0
    IC-Future Value Emp                              (note f)                 634            123             0
    IC-Stock Market                                  (note g)                   0            127         2,318
    IC-Market Strategy                               (note g)                   0              1         2,427
    IC-AEBI Stock Market                             (note g)                   0              2           135
                                                                    --------------  -------------  ------------

                Total                                                      28,263         12,680        88,689
                                                                    --------------  -------------  ------------


PAGE 16
                                                                             Balance at close of period
                                                                       ------------------------------------------

                                                                         Number
                                                                           of
                                                          Yield         accounts        Amount
                                                       to maturity        with            of           Amount
                                                      on an annual      security       maturity          of
                                                      payment basis      holders        value         reserves
                                                     ----------------- ------------- -------------- -------------

  Additional credits and accrued interest thereon:
    SP 78                                               3.5                 Not           Not                0
    SP 79                                               3.5             Applicable     Applicable          278
    SP 80                                               3.5                                              2,238
    SP 81A                                              3.5                                              1,075
    SP 82A                                              3.5                                              1,426
    SP 82B                                              3.5                                              2,140
    SP 83A                                              3.5                                                259
    SP 83B                                              3.5                                                709
    IC-2-84                                             3.5                                              2,396
    IC-2-85                                             3.5                                                 61
    IC-2-86                                             3.5                                                 28
    IC-2-87                                             3.5                                                 48
    IC-2-88                                             3.5                                                 87
    Reserve Plus Single Payment                      (note a)                                                0
    Cash Reserve Single Payment                      (note b)                                                0
    IC-Flexible Savings (formally Variable Term)     (note d)                                              986
    IC-Flexible Savings Emp (formally Variable Term) (note d)                                              263
    IC-Preferred Investors                           (note d)                                               33
    IC-Investors                                     (note d)                                            2,025
    IC-Special Deposits                              (note d)                                              332
    IC-1-84                                          (note c)                                                5
    Cash Reserve Variable Payment                    (note b)                                                0
    Cash Reserve Variable Payment-3mo.               (note e)                                              259
    IC-Future Value                                  (note f)                                           23,728
    IC-Future Value Emp                              (note f)                                              400
    IC-Stock Market                                  (note g)                                            1,584
    IC-Market Strategy                               (note g)                                              244
    IC-AEBI Stock Market                             (note g)                                               72
                                                                                                   ------------

                Total                                                                                   40,676
                                                                                                   ------------




                                                                            Balance at beginning of period
                                                                       -----------------------------------------
                                                                        Number
                                                                        of
                                                                        accounts      Amount
                                                                        with          of             Amount
                                                                        security      maturity       of
                                                                        holders       value          reserves
                                                                       ------------  ------------   ---------
  Accrued for additional credits to be allowed
    at next anniversaries:
    SP 78                                                                  Not           Not             9
    SP 79                                                               Applicable    Applicable        34
    SP 80                                                                                               31
    SP 81A                                                                                              18
    SP 82A                                                                                              14
    SP 82B                                                                                              45
    SP 83A                                                                                               6
    SP 83B                                                                                              14
    IC-2-84                                                                                             50
    IC-2-85                                                                                             26
    IC-2-86                                                                                             12
    IC-2-87                                                                                             18
    IC-2-88                                                                                             35
    IC-Stock Market                                                                                 33,758
    IC-Market Strategy                                                                               2,179
    IC-AEBI Stock Market                                                                               244
                                                                                               ------------

                Total                                                                               36,493
                                                                                               ------------


PAGE 18

                                                                             Additions
                                                              -----------------------------------------
                                                                                            Charged
                                                               Charged       Reserve        to other
                                                               to profit     payments by    accounts
                                                               and loss      certificate    (per
                                                               or income     holders        part 2)
                                                              ------------  ------------   ------------
  Accrued for additional credits to be allowed
    at next anniversaries:
    SP 78                                                                1             0              0
    SP 79                                                               33             0              0
    SP 80                                                               43             0              0
    SP 81A                                                              20             0              0
    SP 82A                                                              36             0              0
    SP 82B                                                              38             0              0
    SP 83A                                                               7             0              0
    SP 83B                                                              16             0              0
    IC-2-84                                                             61             0              0
    IC-2-85                                                             32             0              0
    IC-2-86                                                             17             0              0
    IC-2-87                                                             22             0              0
    IC-2-88                                                             40             0              0
    IC-Stock Market                                                 40,183             0              0
    IC-Market Strategy                                              10,957             0              0
    IC-AEBI Stock Market                                             1,104             0              0
                                                              ------------  ------------   ------------
                Total                                               52,610             0              0
                                                              ------------  ------------   ------------



                                                                             Deductions
                                                              -----------------------------------------
                                                                                            Credited
                                                                             Cash           to other
                                                                             surrenders     accounts
                                                                             prior to       (per
                                                               Maturities    maturity       part 2)
                                                              ------------  ------------   ------------
  Accrued for additional credits to be allowed
    at next anniversaries:
    SP 78                                                                0             0             10
    SP 79                                                                0             0             64
    SP 80                                                                0             0             59
    SP 81A                                                               0             0             30
    SP 82A                                                               0             0             41
    SP 82B                                                               0             0             65
    SP 83A                                                               0             0             10
    SP 83B                                                               0             0             23
    IC-2-84                                                              0             0             88
    IC-2-85                                                              0             0             46
    IC-2-86                                                              0             0             23
    IC-2-87                                                              0             0             31
    IC-2-88                                                              0             0             61
    IC-Stock Market                                                      0         1,374         37,423
    IC-Market Strategy                                                   0           101          2,732
    IC-AEBI Stock Market                                                 0             0            397
                                                              ------------  ------------   ------------
                Total                                                    0         1,475         41,103
                                                              ------------  ------------   ------------




                                                                   Balance at close of period
                                                              -----------------------------------------
                                                               Number
                                                               of
                                                               accounts      Amount
                                                               with          of             Amount
                                                               security      maturity       of
                                                               holders       value          reserves
                                                              ------------  ------------   ------------
  Accrued for additional credits to be allowed
  at next anniversaries:
    SP 78                                                      Not           Not                      0
    SP 79                                                      Applicable    Applicable               3
    SP 80                                                                                            15
    SP 81A                                                                                            8
    SP 82A                                                                                            9
    SP 82B                                                                                           18
    SP 83A                                                                                            3
    SP 83B                                                                                            7
    IC-2-84                                                                                          23
    IC-2-85                                                                                          12
    IC-2-86                                                                                           6
    IC-2-87                                                                                           9
    IC-2-88                                                                                          14
    IC-Stock Market                                                                              35,144
    IC-Market Strategy                                                                           10,303
    IC-AEBI Stock Market                                                                            951
                                                                                                -------
                Total                                                                            46,525
                                                                                                -------




                                                                  Balance at beginning of period
                                                              -----------------------------------------
                                                               Number
                                                Yield          of
                                                to maturity    accounts      Amount
                                                on an          with          of             Amount
                                                annual         security      maturity       of
                                                payment basis  holders       value          reserves
                                                -------------  -----------   ----------     -----------
  R Series Single-Payment certificates:
    R-76                                            3.5                  8            72             64
    R-77                                            3.5                 30           338            297
    R-78                                            3.5                 56           523            419
    R-79                                            3.5                 87           984            772
    R-80                                            3.5                 87           916            672
    R-81                                            3.5                 44           481            310
    R-82A                                           3.5                192         1,491            861
    RP-Q                                        (note a)               477           814          1,950
    R-II                                            3.5                136         1,350            598
    RP-2-84                                         3.5                410         4,741          1,984
    RP-2-85                                         3.5                122           509            537
    RP-2-86                                         3.5                 33           159            154
    RP-2-87                                         3.5                 86           482            426
    RP-2-88                                         3.5                105           627            508
    Cash Reserve RP                             (note b)                 8            18             35
    IC-Flexible Savings RP                      (note d)            12,026       105,502        121,784
    RP-Preferred Investors                      (note d)                 5         2,255          2,333
    Cash Reserve RP-3 mo.                       (note e)             2,492        21,903         23,067
    IC-Flexible Savings RP Emp                  (note d)               334         4,342          5,306
    RP-Future Value                             (note f)             7,645       118,817        118,817
    RP-Future Value Emp                         (note f)               193         3,676          3,676
    RP-Stock Market                             (note g)            11,994        79,218         89,362
    RP-Market Strategy                          (note g)               601        15,487         15,619
    D-1                                         (note a)               199        23,613         29,156
                                                              ------------  ------------   ------------
                Total                                               37,370       388,318        418,707
                                                              ------------  ------------   ------------



                                                                           Additions
                                                              -----------------------------------------
                                                Yield                                       Charged
                                                to maturity    Charged       Reserve        to other
                                                on an          to profit     payments by    accounts
                                                annual         and loss      certificate    (per
                                                payment basis  or income     holders        part 2)
                                                -------------  -----------   ----------     -----------
  R Series Single-Payment certificates:
    R-76                                            3.5                  0             0              3
    R-77                                            3.5                  0             0             13
    R-78                                            3.5                  0             0             19
    R-79                                            3.5                  0             0             35
    R-80                                            3.5                  0             0             29
    R-81                                            3.5                  0             0             14
    R-82A                                           3.5                  0             0             42
    RP-Q                                        (note a)                 0             0             64
    R-II                                            3.5                  0             0             28
    RP-2-84                                         3.5                  0             0             87
    RP-2-85                                         3.5                  0             0             23
    RP-2-86                                         3.5                  0             0              7
    RP-2-87                                         3.5                  0             0             20
    RP-2-88                                         3.5                  0             0             24
    Cash Reserve RP                             (note b)                 0             0              1
    IC-Flexible Savings RP                      (note d)                 0        61,298          5,549
    RP-Preferred Investors                      (note d)                 0         4,362            146
    Cash Reserve RP-3 mo.                       (note e)                 0        48,247            964
    IC-Flexible Savings RP Emp                  (note d)                 0         2,107            318
    RP-Future Value                             (note f)                 0             0              0
    RP-Future Value Emp                         (note f)                 0             0              0
    RP-Stock Market                             (note g)                 0        37,888          8,132
    RP-Market Strategy                          (note g)                 0        40,481          1,275
    D-1                                         (note a)                 0           299          1,290
                                                              ------------  ------------   ------------
                Total                                                    0       194,682         18,083
                                                              ------------  ------------   ------------




                                                                             Deductions
                                                              -----------------------------------------

                                                Yield                                       Credited
                                                to maturity                  Cash           to other
                                                on an                        surrenders     accounts
                                                annual                       prior to       (per
                                                payment basis  Maturities    maturity       part 2)
                                                -------------  -----------   ----------     -----------
  R Series Single-Payment certificates:
    R-76                                            3.5                  0            16              0
    R-77                                            3.5                  0            93              0
    R-78                                            3.5                  0            46              0
    R-79                                            3.5                  0           127              0
    R-80                                            3.5                  0           266              0
    R-81                                            3.5                  0            73              0
    R-82A                                           3.5                  0           213              0
    RP-Q                                        (note a)                 0           483              0
    R-II                                            3.5                  0           140              0
    RP-2-84                                         3.5                  0           488              0
    RP-2-85                                         3.5                  0           121              0
    RP-2-86                                         3.5                  0            40              0
    RP-2-87                                         3.5                  0           119              0
    RP-2-88                                         3.5                  0           139              0
    Cash Reserve RP                             (note b)                 0             6              0
    IC-Flexible Savings RP                      (note d)                 0        56,707              0
    RP-Preferred Investors                      (note d)                 0         2,078              0
    Cash Reserve RP-3 mo.                       (note e)                 0        47,439              0
    IC-Flexible Savings RP Emp                  (note d)                 0         1,077              0
    RP-Future Value                             (note f)            47,869         8,283              0
    RP-Future Value Emp                         (note f)             1,872            85              0
    RP-Stock Market                             (note g)                 0        30,150              0
    RP-Market Strategy                          (note g)                 0         2,820              0
    D-1                                         (note a)                 9         5,009              0
                                                              ------------  ------------   ------------
                Total                                               49,750       156,018              0
                                                              ------------  ------------   ------------



                                                                   Balance at close of period
                                                              -----------------------------------------
                                                               Number
                                                Yield          of
                                                to maturity    accounts      Amount
                                                on an          with          of             Amount
                                                annual         security      maturity       of
                                                payment basis  holders       value          reserves
                                                -------------  -----------   ----------     -----------
  R Series Single-Payment certificates:
    R-76                                            3.5                  5            54             51
    R-77                                            3.5                 24           237            217
    R-78                                            3.5                 50           467            392
    R-79                                            3.5                 72           828            680
    R-80                                            3.5                 66           572            435
    R-81                                            3.5                 30           370            251
    R-82A                                           3.5                156         1,144            690
    RP-Q                                        (note a)               383           618          1,531
    R-II                                            3.5                112         1,047            486
    RP-2-84                                         3.5                313         3,620          1,583
    RP-2-85                                         3.5                102           397            439
    RP-2-86                                         3.5                 27           120            121
    RP-2-87                                         3.5                 61           351            327
    RP-2-88                                         3.5                 83           466            393
    Cash Reserve RP                             (note b)                 5            15             30
    IC-Flexible Savings RP                      (note d)            11,090       116,822        131,924
    RP-Preferred Investors                      (note d)                 7         4,626          4,763
    Cash Reserve RP-3 mo.                       (note e)             2,199        23,612         24,839
    IC-Flexible Savings RP Emp                  (note d)               323         5,639          6,654
    RP-Future Value                             (note f)             3,824        62,665         62,665
    RP-Future Value Emp                         (note f)               106         1,719          1,719
    RP-Stock Market                             (note g)            12,149        91,886        105,232
    RP-Market Strategy                          (note g)             1,870        53,356         54,555
    D-1                                         (note a)               178        20,438         25,727
                                                              ------------  ------------   ------------
                Total                                               33,235       391,069        425,704
                                                              ------------  ------------   ------------




                                                                  Balance at beginning of period
                                                              -----------------------------------------
                                                               Number
                                                Yield          of
                                                to maturity    accounts      Amount
                                                on an          with          of             Amount
                                                annual         security      maturity       of
                                                payment basis  holders       value          reserves
                                                -------------  -----------   ----------     -----------
Additional Interest on R-Series Single
  Payment Reserves:
    R-76                                            3.5        Not           Not                      2
    R-77                                            3.5        Applicable    Applicable               5
    R-78                                            3.5                                              12
    R-79                                            3.5                                              19
    R-80                                            3.5                                              21
    R-81                                            3.5                                               7
    R-82A                                           3.5                                              36
    RP-Q                                        (note a)                                              0
    R-II                                            3.5                                              19
    RP-2-84                                         3.5                                              55
    RP-2-85                                         3.5                                              16
    RP-2-86                                         3.5                                               4
    RP-2-87                                         3.5                                              13
    RP-2-88                                         3.5                                              13
    Cash Reserve RP                             (note b)                                              0
    IC-Flexible Savings RP                      (note d)                                            249
    RP-Preferred Investors                      (note d)                                              2
    Cash Reserve RP-3 mo.                       (note e)                                             34
    IC-Flexible Savings RP Emp                  (note d)                                             10
    IC-Future Value                             (note f)                                         46,444
    IC-Future Value Emp                         (note f)                                          1,715
    RP-Stock Market                             (note g)                                            274
    RP-Market Strategy                          (note g)                                             19
    D-1                                         (note a)                                              0
                                                                                                -------
                Total                                                                            48,969
                                                                                                -------

  Accrued for additional credits to be allowed
    at next anniversaries:
    RP-Stock Market                                                                               6,932
    RP-Market Strategy                                                                              446
                                                                                              ---------
                Total single payment                                                          2,962,969
                                                                                              ---------

  Paid-up certificates:
    Series 15 and 20                               3.25                 10           110             98
       "   15A and 22A                              3.5                358         6,307          5,464
       "   I-76                                     3.5                613         3,131          2,139
                                                              ------------  ------------   ------------
                Total                                                  981         9,548          7,701
                                                              ------------  ------------   ------------



                                                                            Additions
                                                              -----------------------------------------


                                                Yield                                       Charged
                                                to maturity    Charged       Reserve        to other
                                                on an          to profit     payments by    accounts
                                                annual         and loss      certificate    (per
                                                payment basis  or income     holders        part 2)
                                                -------------  -----------   ----------     -----------
Additional Interest on R-Series Single

  Payment Reserves:
    R-76                                            3.5                  2             0              0
    R-77                                            3.5                 11             0              0
    R-78                                            3.5                 18             0              0
    R-79                                            3.5                 31             0              0
    R-80                                            3.5                 24             0              0
    R-81                                            3.5                 13             0              0
    R-82A                                           3.5                 33             0              0
    RP-Q                                        (note a)                64             0              0
    R-II                                            3.5                 23             0              0
    RP-2-84                                         3.5                 75             0              0
    RP-2-85                                         3.5                 21             0              0
    RP-2-86                                         3.5                  6             0              0
    RP-2-87                                         3.5                 17             0              0
    RP-2-88                                         3.5                 20             0              0
    Cash Reserve RP                             (note b)                 1             0              0
    IC-Flexible Savings RP                      (note d)             6,249             0              0
    RP-Preferred Investors                      (note d)               161             0              0
    Cash Reserve RP-3 mo.                       (note e)               969             0              0
    IC-Flexible Savings RP Emp                  (note d)               342             0              0
    IC-Future Value                             (note f)             8,557             0              0
    IC-Future Value Emp                         (note f)               309             0              0
    RP-Stock Market                             (note g)               481             0              0
    RP-Market Strategy                          (note g)               753             0              0
    D-1                                         (note a)             1,383             0              0
                                                              ------------  ------------   ------------
                Total                                               19,563             0              0
                                                              ------------  ------------   ------------

  Accrued for additional credits to be allowed
    at next anniversaries:
    RP-Stock Market                                                  8,469             0              0
    RP-Market Strategy                                               2,663             0              0
                                                              ------------  ------------   ------------
                Total single payment                               188,783     1,532,605        147,467
                                                              ------------  ------------   ------------

  Paid-up certificates:
    Series 15 and 20                               3.25                  3             0              0
       "   15A and 22A                              3.5                186             0            794
       "   I-76                                     3.5                 71             0            185
                                                              ------------  ------------   ------------
                Total                                                  260             0            979
                                                              ------------  ------------   ------------



                                                                             Deductions
                                                              -----------------------------------------
                                                Yield                                       Credited
                                                to maturity                  Cash           to other
                                                on an                        surrenders     accounts
                                                annual                       prior to       (per
                                                payment basis  Maturities    maturity       part 2)
                                                -------------  -----------   ----------     -----------
Additional Interest on R-Series Single
  Payment Reserves:
    R-76                                            3.5                  0             0              3
    R-77                                            3.5                  0             1             13
    R-78                                            3.5                  0             1             19
    R-79                                            3.5                  0             2             35
    R-80                                            3.5                  0             2             29
    R-81                                            3.5                  0             1             14
    R-82A                                           3.5                  0             3             42
    RP-Q                                        (note a)                 0             0             64
    R-II                                            3.5                  0             1             28
    RP-2-84                                         3.5                  0             5             87
    RP-2-85                                         3.5                  0             2             23
    RP-2-86                                         3.5                  0             1              7
    RP-2-87                                         3.5                  0             1             20
    RP-2-88                                         3.5                  0             1             24
    Cash Reserve RP                             (note b)                 0             0              1
    IC-Flexible Savings RP                      (note d)                 0           687          5,549
    RP-Preferred Investors                      (note d)                 0             1            146
    Cash Reserve RP-3 mo.                       (note e)                 0             3            964
    IC-Flexible Savings RP Emp                  (note d)                 0            22            318
    IC-Future Value                             (note f)            20,525         3,469              0
    IC-Future Value Emp                         (note f)               927            40              0
    RP-Stock Market                             (note g)                 0            42            421
    RP-Market Strategy                          (note g)                 0             0            713
    D-1                                         (note a)                 0            93          1,290
                                                              ------------  ------------   ------------
                Total                                               21,452         4,378          9,810
                                                              ------------  ------------   ------------

  Accrued for additional credits to be allowed
    at next anniversaries:
    RP-Stock Market                                                      0           213          7,711
    RP-Market Strategy                                                   0            28            562
                                                              ------------  ------------   ------------
                Total single payment                               165,033     1,364,038        148,293
                                                              ------------  ------------   ------------

  Paid-up certificates:
    Series 15 and 20                               3.25                 10             0              0
       "   15A and 22A                              3.5                414           351            472
       "   I-76                                     3.5                  0           333              9
                                                              ------------  ------------   ------------
                Total                                                  424           684            481
                                                              ------------  ------------   ------------



                                                                   Balance at close of period
                                                              -----------------------------------------
                                                               Number
                                                Yield          of
                                                to maturity    accounts      Amount
                                                on an          with          of             Amount
                                                annual         security      maturity       of
                                                payment basis  holders       value          reserves
                                                -------------  -----------   ----------     -----------
Additional Interest on R-Series Single
  Payment Reserves:
    R-76                                            3.5        Not           Not                      1
    R-77                                            3.5        Applicable    Applicable               3
    R-78                                            3.5                                              10
    R-79                                            3.5                                              13
    R-80                                            3.5                                              13
    R-81                                            3.5                                               5
    R-82A                                           3.5                                              24
    RP-Q                                        (note a)                                              0
    R-II                                            3.5                                              13
    RP-2-84                                         3.5                                              38
    RP-2-85                                         3.5                                              12
    RP-2-86                                         3.5                                               2
    RP-2-87                                         3.5                                               9
    RP-2-88                                         3.5                                               8
    Cash Reserve RP                             (note b)                                              0
    IC-Flexible Savings RP                      (note d)                                            262
    RP-Preferred Investors                      (note d)                                             16
    Cash Reserve RP-3 mo.                       (note e)                                             36
    IC-Flexible Savings RP Emp                  (note d)                                             12
    IC-Future Value                             (note f)                                         31,007
    IC-Future Value Emp                         (note f)                                          1,057
    RP-Stock Market                             (note g)                                            292
    RP-Market Strategy                          (note g)                                             59
    D-1                                         (note a)                                              0
                                                                                                -------
                Total                                                                            32,892
                                                                                                -------

  Accrued for additional credits to be allowed
    at next anniversaries:
    RP-Stock Market                                                                               7,477
    RP-Market Strategy                                                                            2,519
                                                                                                -------
                Total single payment                                                          3,154,460
                                                                                                -------

  Paid-up certificates:
    Series 15 and 20                               3.25                  9           101             91
       "   15A and 22A                              3.5                298         5,992          5,207
       "   I-76                                     3.5                569         2,910          2,053
                                                              ------------  ------------   ------------
                Total                                                  876         9,003          7,351
                                                              ------------  ------------   ------------



                                                                  Balance at beginning of period
                                                              -----------------------------------------
                                                               Number
                                                Yield          of
                                                to maturity    accounts      Amount
                                                on an          with          of             Amount
                                                annual         security      maturity       of
                                                payment basis  holders       value          reserves
                                                -------------  -----------   ----------     -----------
  Additional credits and accrued interest thereon:
    Series 15 and 20                                2.5        Not           Not                      3
       "   15A and 22A                                3        Applicable    Applicable             151
       "   I-76                                     3.5                                         172

                Total                                                                               326

  Accrued for additional credits to be allowed
   at next anniversaries                                                                             34
                                                              ------------  ------------   ------------
                Total paid-up                                          981         9,548          8,061
                                                              ------------  ------------   ------------

  Optional settlement certificates:
    Series 1, IST&G                                   3                 12                            5
    Other series and conversions from Single
      Payment certificates                      2.5-3-3-3.5          7,454                       94,579
    Series R-76 thru R-82A                            3                 32                          131
    Series R-II & RP-2-84 thru 88                   3.5                 19                          388
    Reserve Plus Single-Payment                 (note a)               124                        1,219
    Reserve Plus Flex-Pay & IC-Q-Inst           (note a)                22                           97
    Series R-Installment                        (note a)                47                          256
    Series R-Single-Payment                     (note a)                31                           38
    Add'l credits and accrued int.thereon       2.5-3          Not           Not                 10,858
    Add'l credits and accrued int.thereon-IST&G 2.5-3          Applicable    Applicable               0
    Accrued for additional credits to be
      allowed at next anniversaries                                                                 801
    Accrued for additional credits to be allowed
      at next anniversaries-R-76 thru R-82A & R-II                                                    3
    Accrued for additional credits to be allowed
      at next anniversaries-IST&G                                                                     0
                                                              ------------  ------------   ------------
                Total optional settlement                            7,741                      108,375
                                                              ------------  ------------   ------------

                                                                             Not
Due to unlocated certificate holders                                         Applicable             357
                                                                                              ---------

                Total certificate reserves                                                    3,404,883
                                                                                              ---------



                                                                             Additions
                                                              -----------------------------------------
                                                Yield                                       Charged
                                                to maturity    Charged       Reserve        to other
                                                on an          to profit     payments by    accounts
                                                annual         and loss      certificate    (per
                                                payment basis  or income     holders        part 2)
                                                -------------  -----------   ----------     -----------
  Additional credits and accrued interest thereon:
    Series 15 and 20                                2.5                  0             0              1
       "   15A and 22A                                3                  4             0             37
       "   I-76                                     3.5                  6             0             19
                                                              ------------  ------------   ------------
                Total                                                   10             0             57
                                                              ------------  ------------   ------------

  Accrued for additional credits to be allowed
   at next anniversaries                                                36             0              0
                                                              ------------  ------------   ------------
                Total paid-up                                          306             0          1,036
                                                              ------------  ------------   ------------

  Optional settlement certificates:
    Series 1, IST&G                                   3                  0             0              0
    Other series and conversions from Single
      Payment certificates                      2.5-3-3-3.5          2,714             0          2,198
    Series R-76 thru R-82A                            3                  2             0              1
    Series R-II & RP-2-84 thru 88                   3.5                 12             0              4
    Reserve Plus Single-Payment                  (note a)               42             0             39
    Reserve Plus Flex-Pay & IC-Q-Inst            (note a)                1             0             12
    Series R-Installment                         (note a)                8             0              0
    Series R-Single-Payment                      (note a)                1             0              0
    Add'l credits and accrued int. thereon       2.5-3                 290             0          1,578
    Add'l credits and accrued int. thereon-IST&G 2.5-3                   0             0              0
    Accrued for additional credits to be allowed
      at next anniversaries                                          1,196             0              0
    Accrued for additional credits to be allowed
      at next anniversaries-R-76 thru R-82A & R-II                       4             0              0
    Accrued for additional credits to be allowed
      at next anniversaries-IST&G                                        0             0              0
                                                              ------------  ------------   ------------
                Total optional settlement                            4,270             0          3,832
                                                              ------------  ------------   ------------

                                                                             Not
Due to unlocated certificate holders                                     0   Applicable              61
                                                              ------------  ------------   ------------

                Total certificate reserves                         202,831     1,596,079        160,705
                                                              ------------  ------------   ------------

Provision for certificate reserves and additional
  credits, per Statement of Operations                             139,447
Provision for reconversion applied against reserve recoveries from
  terminations prior to maturity in Statement of Operations              0
Income (loss) from purchased and written call options included in provision for certificate reserves in Statement of Operations  63,384
                                                              ------------
                                                                   202,831
                                                              ============


                                                                             Deductions
                                                              -----------------------------------------
                                                Yield                                       Credited
                                                to maturity                  Cash           to other
                                                on an                        surrenders     accounts
                                                annual                       prior to       (per
                                                payment basis  Maturities    maturity       part 2)
                                                -------------  -----------   ----------     -----------
  Additional credits and accrued interest thereon:
    Series 15 and 20                                2.5                  0             0              0
       "   15A and 22A                                3                 33             7             11
       "   I-76                                     3.5                  0            15              0
                                                              ------------  ------------   ------------
                Total                                                   33            22             11
                                                              ------------  ------------   ------------

  Accrued for additional credits to be allowed
   at next anniversaries                                                 0             0             57
                                                              ------------  ------------   ------------
                Total paid-up                                          457           706            549
                                                              ------------  ------------   ------------

  Optional settlement certificates:
    Series 1, IST&G                                   3                  1             0              0
    Other series and conversions from Single
      Payment certificates                      2.5-3-3-3.5          5,496         7,449              0
    Series R-76 thru R-82A                            3                 28            30              0
    Series R-II & RP-2-84 thru 88                   3.5                 65            43              0
    Reserve Plus Single-Payment                 (note a)                48           203              0
    Reserve Plus Flex-Pay & IC-Q-Inst           (note a)                18            18              0
    Series R-Installment                        (note a)                44            11              0
    Series R-Single-Payment                     (note a)                14             2              0
    Add'l credits and accrued int. thereon      2.5-3                  988           841            390
    Add'l credits and accrued int.              2.5-3                    0             0              0
      thereon-IST&G
    Accrued for additional credits to be allowed
      at next anniversaries                                             11             0          1,583
    Accrued for additional credits to be allowed
      at next anniversaries-R-76 thru R-82A & R-II                       1             0              5
    Accrued for additional credits to be allowed
      at next anniversaries-IST&G                                        0             0              0
                                                              ------------  ------------   ------------
                Total optional settlement                            6,714         8,597          1,978
                                                              ------------  ------------   ------------

                                                               Not
Due to unlocated certificate holders                           Applicable              1            127
                                                              ------------  ------------   ------------

                Total certificate reserves                         177,410     1,489,604        160,825
                                                              ------------  ------------   ------------



                                                                   Balance at close of period
                                                              -----------------------------------------
                                                               Number
                                                Yield          of
                                                to maturity    accounts      Amount
                                                on an          with          of             Amount
                                                annual         security      maturity       of
                                                payment basis  holders       value          reserves
                                                -------------  -----------   ----------     -----------
Additional credits and accrued interest thereon:
    Series 15 and 20                                2.5        Not           Not                      4
       "   15A and 22A                                3        Applicable    Applicable             141
       "   I-76                                     3.5                                             182
                                                                                              ---------
                Total                                                                               327
                                                                                              ---------
  Accrued for additional credits to be allowed
   at next anniversaries                                                                             13
                                                              ------------  ------------   ------------
                Total paid-up                                          876         9,003          7,691
                                                              ------------  ------------   ------------

  Optional settlement certificates:
    Series 1, IST&G                                   3                 12                            4
    Other series and conversions from Single
      Payment certificates                      2.5-3-3-3.5          6,574                       86,546
    Series R-76 thru R-82A                            3                 19                           76
    Series R-II & RP-2-84 thru 88                   3.5                 13                          296
    Reserve Plus Single-Payment                 (note a)               102                        1,049
    Reserve Plus Flex-Pay & IC-Q-Inst           (note a)                19                           74
    Series R-Installment                        (note a)                38                          209
    Series R-Single-Payment                     (note a)                22                           23
    Add'l credits and accrued int. thereon      2.5-3          Not           Not                 10,507
    Add'l credits and accrued int.              2.5-3          Applicable    Applicable               0
      thereon-IST&G
    Accrued for additional credits to be allowed
      at next anniversaries                                                                         403
    Accrued for additional credits to be allowed
      at next anniversaries-R-76 thru R-82A & R-II                                                    1
    Accrued for additional credits to be allowed
      at next anniversaries-IST&G                                                                     0
                                                              ------------  ------------   ------------
                Total optional settlement                            6,799                       99,188
                                                              ------------  ------------   ------------

                                                                             Not
Due to unlocated certificate holders                                         Applicable             290
                                                                                              ---------

                Total certificate reserves                                                    3,536,659
                                                                                              ---------

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


Part 2 - Description of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

                  Year ended December 31, 1999
                        ($ in thousands)

                                                      Additions to reserves charged to other accounts
                                           ------------------------------------------------------------------
                                                                           Transfers of
                                                                           maturities to
                                           Reconversions                   extended
                                           of paid-up                      maturities-
                                           certificate                     charged to
                                           charged           Charged       reserves to
                                           to paid-up        to            mature, addi-
                                           reserves and      advance       tional credits/
                                           reserve for       payments      interest and
                                           reconversions     reserve       advance payments   Total
                                           ----------------  ------------  -----------------  ---------------
Reserves to mature installment certificates:

  Series 15, including extended
             maturities                                0               0                 0              0
  Series 20, including extended
             maturities                                0               1                 0              1
  Series 15A, including extended
              maturities                               0               1                 0              1
  Series 22A, including extended
              maturities                              58             138               272            468
  Series I-76                                          7              15                 0             22
  Series Reserve Plus Flexible Payment                 0               0                26             26
  Series IC-Q-Installment                              0               0                 9              9
  Series IC-Q-Ins                                      0               0               435            435
  Series IC-Q-Ins Emp                                  0               0                 4              4
  Series IC-I                                          0               0             6,575          6,575
  Series IC-I-Emp                                      0               0                49             49
  Series Inst                                          0               0               257            257
  Series Inst-Emp                                      0               0                 1              1
  Series RP-Q-Installment                              0               0                35             35
  Series RP-Q-Flexible Payment                         0               0                 2              2
  Series RP-Q-Ins                                      0               0                14             14
  Series RP-Q-Ins Emp                                  0               0                 0              0
  Series RP-I                                          0               0                73             73
  Series RP-I Emp                                      0               0                 2              2
                                           ----------------  ------------  -----------------  ---------------
              Total                                   65             155             7,754          7,974
                                           ----------------  ------------  -----------------  ---------------



 Part 2 - Description of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

                  Year ended December 31, 1999
                        ($ in thousands)

                                                    Deductions from reserves credited to other accounts
                                           ------------------------------------------------------------------
                                                             Conversions
                                                             to optional   Maturities
                                                             settlement    transferred
                                           Conversions       certificates- to extended
                                           to paid-up        credited      maturities-
                                           certificates-     to optional   credited to
                                           credited          settlement    reserves to
                                           to paid-up        reserves      mature-
                                                             and
                                           surrender         surrender     extended
                                           income            income        maturities         Total
                                           ----------------  ------------  -----------------  ---------------
Reserves to mature installment certificates:

  Series 15, including extended
             maturities                                0               0                 0              0
  Series 20, including extended
             maturities                                0              11                 0             11
  Series 15A, including extended
              maturities                              10               0                 0             10
  Series 22A, including extended
              maturities                             650             476               272          1,398
  Series I-76                                        151               0                 0            151
  Series Reserve Plus Flexible Payment                 0               0                 0              0
  Series IC-Q-Installment                              0               0                 0              0
  Series IC-Q-Ins                                      0              12                 0             12
  Series IC-Q-Ins Emp                                  0               0                 0              0
  Series IC-I                                          0               0                 0              0
  Series IC-I-Emp                                      0               0                 0              0
  Series Inst                                          0               0                 0              0
  Series Inst-Emp                                      0               0                 0              0
  Series RP-Q-Installment                              0               0                 0              0
  Series RP-Q-Flexible Payment                         0               0                 0              0
  Series RP-Q-Ins                                      0               0                 0              0
  Series RP-Q-Ins Emp                                  0               0                 0              0
  Series RP-I                                          0               0                 0              0
  Series RP-I Emp                                      0               0                 0              0
                                           ----------------  ------------  -----------------  ---------------
              Total                                  811             499               272          1,582
                                           ----------------  ------------  -----------------  ---------------



 Part 2 - Description of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

                  Year ended December 31, 1999
                        ($ in thousands)

                                                      Additions to reserves charged to other accounts
                                           ------------------------------------------------------------------
                                                             Additions     Additions to
                                                             to advance    reserves to
                                           Reconversions     payments-     mature-extended
                                           of paid-up        charged to    maturities
Payments made in advance                   certificates-     default       charged to
  of current certificate                   charged to        interest      reserves to
  year requirements and                    paid-up           on late       mature from
  accrued interest thereon:                reserves          payments      maturity           Total
                                           ----------------  ------------  -----------------  ---------------
  Series 15, including extended
             maturities                                0               0                 0              0
  Series 20, including extended
             maturities                                0               0                 0              0
  Series 15A, including extended
              maturities                               0               0                 0              0
  Series 22A, including extended
              maturities                               0               0                26             26
  Series I-76                                          0               1                 0              1
  Series Reserve Plus Flexible Payment                 0               0                 0              0
  Series IC-Q Installment                              0               0                 0              0
  Series IC-Q Ins                                      0               0                 0              0
  Series IC-Q Ins Emp                                  0               0                 0              0
  Series IC-I                                          0               0                 0              0
  Series IC-I Emp                                      0               0                 0              0
  Series RP-Q Installment                              0               0                 0              0
  Series RP-Q Flexible Payment                         0               0                 0              0
  Series RP-Q Ins                                      0               0                 0              0
  Series RP-Q Ins Emp                                  0               0                 0              0
  Series RP-I                                          0               0                 0              0
  Series RP-I Emp                                      0               0                 0              0
                                           ----------------  ------------  -----------------  ---------------
              Total                                    0               1                26             27
                                           ----------------  ------------  -----------------  ---------------



 Part 2 - Description of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

                  Year ended December 31, 1999
                        ($ in thousands)

                                                      Deductions from reserves credited to other accounts
                                           -----------------------------------------------------------------------
                                                                           Maturities
                                                             Conversions   transferred
                                           Applied to        to optional   to extended
                                           certificates-     settlement    maturities-        Conversions
                                           credited to       certificates- credited to        to paid-up
                                           reserves to       credited      reserves           certificates-
                                           mature,           to optional   to mature-         credited to
                                           loading           settlement    extended           paid-up
                                           and insurance     reserves      maturities         reserves       Total
                                           ----------------  ------------  -----------------  -------------  -----
  Series 15, including extended
             maturities                                0               0                 0              0        0
  Series 20, including extended
             maturities                                1               3                 0              0        4
  Series 15A, including extended
              maturities                               0               0                 0              0        0
  Series 22A, including extended
              maturities                             138              25                25              1      189
  Series I-76                                         15               0                 0              0       15
  Series Reserve Plus Flexible Payment                 0               0                 0              0        0
  Series IC-Q Installment                              0               0                 0              0        0
  Series IC-Q Ins                                      0               0                 0              0        0
  Series IC-Q Ins Emp                                  0               0                 0              0        0
  Series IC-I                                          0               0                 0              0        0
  Series IC-I Emp                                      0               0                 0              0        0
  Series RP-Q Installment                              0               0                 0              0        0
  Series RP-Q Flexible Payment                         0               0                 0              0        0
  Series RP-Q Ins                                      0               0                 0              0        0
  Series RP-Q Ins Emp                                  0               0                 0              0        0
  Series RP-I                                          0               0                 0              0        0
  Series RP-I Emp                                      0               0                 0              0        0
                                           ----------------  ------------  -----------------  -------------  -----
              Total                                  154              28                25              1      208
                                           ----------------  ------------  -----------------  -------------  -----



                     Certificate Reserves
                      ($ in thousands)

Part 2 - Descriptions of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Additional credits on installment certificates and accrued interest thereon:
    Other additions represent:
      Transfers from accruals for additional credits to be allowed at next        $     243
anniversaries
      Reconversions of paid-up certificates-charged to paid-up reserves                  12
      Transfers from maturities to extended maturities                                   52
                                                                                  ---------
                                                                                  $     307
                                                                                  =========
    Other deductions represent:
      Transfers to reserves on a quarterly basis for Reserve Plus Flexible-
        Payment, IC-Q-Installment and R-Flexible-Payment                          $   7,489
      Conversions to optional settlement certificates-credited to optional
        settlement reserves                                                             135
      Conversions to paid-up certificates-credited to paid-up reserves                  165
      Transfers to extended maturities at maturity                                       53
                                                                                  ---------
                                                                                  $   7,842
                                                                                  =========
Accrual for additional credits to be allowed on installment certificates at next anniversaries:
    Other deductions represent:
      Transfers to reserves for additional credits on installment certificates    $     242
                                                                                  =========
Reserve for death and disability refund options: Other deductions represent:
      Payments, in excess of installment reserves, made to certificate holders
        who exercised the death and disability refund options.                    $       0
                                                                                  =========
Reserve for reconversions of paid-up certificates:
    The amount shown as charged to profit and loss has been deducted from
      reserve recoveries in the accompanying Statement of Operations              $       0
                                                                                  =========
    Other deductions represent:
      Amounts credited to installment certificate reserves to mature, on
      reconversions of paid-up certificates.                                      $       0
                                                                                  =========
Paid-up certificates:
  Other additions represent:
    Conversions from installment certificates (charged to installment reserves
      less surrender charges)                                                     $     979
    Transfers from accrual for additional credits to be allowed at next
       anniversaries                                                                     57
                                                                                  ---------
                                                                                  $   1,036
                                                                                  =========
  Other deductions represent:
    Transfers credited to installment reserves on reconversions to installment
      certificates                                                                $      78
    Transfers for accrual for additional credits and accrued interest thereon            57
    Transfers to settlement options                                                     414
                                                                                  ---------
                                                                                  $     549
                                                                                  =========




                     Certificate Reserves
                      ($ in thousands)

Part 2 - Descriptions of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Default interest on installment certificates:
  Other additions represent:
    Reconversions  of paid-up certificates charged to paid-up reserves            $       0
                                                                                  =========
  Other deductions represent:
    Conversions to paid-up certificates - credited to paid-up reserves            $       3
    Transfers to advance payments as late payments are credited to
      certificates                                                                        1
                                                                                  ---------
                                                                                  $       4
                                                                                  =========
Optional settlement certificates:
  Other additions represent:
    Transfers from installment certificate reserves (less surrender charges), single-payment and Series D certificate reserves upon election of
      optional settlement privileges                                              $   1,840
    Transfers from paid-up certificate reserves                                         414
    Transfers from accruals for additional credits to be allowed at next
       anniversaries                                                                  1,578
                                                                                  ---------
                                                                                  $   3,832
                                                                                  =========
  Other deductions represent:
    Transfers to reserve for additional credits and accrued interest thereon      $   1,583
    Transfers to optional settlement reserves                                           395
                                                                                  ---------
                                                                                  $   1,978
                                                                                  =========
Single-Payment certificates:
   Other additions represent:
    Transfers from accruals for additional credits to be allowed at next
       anniversaries                                                              $     391
    Transfers from accruals on a quarterly basis on:
      Reserve Plus Single-Payment                                                       227
      Cash Reserve Single-Payment                                                         6
      Flexible Savings                                                               23,986
      Flexible Savings-Emp                                                              773
      Preferred Investors                                                             4,679
      Investors                                                                      38,432
      Special Deposits                                                                8,335
      Cash Reserve                                                                       99
      Cash Reserve-3mo                                                                6,369
      Future Value                                                                        0
      Stock Market                                                                   39,726
      Market Strategy                                                                 5,158
      AEBI Stock Market                                                                 532
      R82-B                                                                              64
      Cash Reserve-RP                                                                     1
      Cash Reserve-RP-3mo                                                               964
      Flexible Saving-RP                                                              5,549
      Flexible Savings-RP-Emp                                                           318
      Preferred Investors-RP                                                            146
      Stock Market-RP                                                                 8,132
      Market Strategy-RP                                                              1,275

    Transfers from accruals at anniversaries maintained in a separate
      reserve account.                                                                2,305
                                                                                  ---------
                                                                                  $ 147,467
                                                                                  =========



                     Certificate Reserves
                      ($ in thousands)

Part 2 - Descriptions of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Single-Payment certificates continued:
   Other deductions represent:
    Transfers to optional settlement reserves:
      Single-Payment                                                              $     7,214
      R Single-Payment                                                                      0
    Transfers to reserves for additional credits and accrued interest thereon           2,305
    Transfers to a separate reserve account from the accrual account                      390
    Transfers to reserves on a quarterly basis:
      Reserve Plus Single-Payment                                                         227
      Cash Reserve Single-Payment                                                           6
      Flexible Savings                                                                 23,986
      Flexible Savings-Emp                                                                773
      Preferred Investors                                                               4,679
      Investors                                                                        38,432
      Special Deposits                                                                  8,335
      Cash Reserve                                                                         99
      Cash Reserve-3mo                                                                  6,369
      Stock Market                                                                     39,726
      AEBI Stock Market                                                                   532
      R82-B                                                                                64
      Cash Reserve-RP                                                                       1
      Cash Reserve-RP-3mo                                                                 964
      Flexible Saving-RP                                                                5,549
      Flexible Savings-RP-Emp                                                             318
      Preferred Investors-RP                                                              146
      Stock Market-RP                                                                   8,132
    Transfers to Federal tax withholding                                                   46
                                                                                  -----------
                                                                                  $   148,293
                                                                                  ===========
Due to unlocated certificate holders:
   Other additions represent:
    Amounts equivalent to payments due certificate holders who could
      not be located                                                              $        61
                                                                                  ===========
   Other deductions represent:
    Payments to certificate holders credited to cash                              $       127
                                                                                  ===========

PAGE 41

Part 3 - Information Regarding Installment Certificates
              Classified by Age Groupings
                   ($ in thousands)

             Year ended December 31, 1999
                                                                                                     Deductions from Reserves
                                                                                                     ------------------------
                                            Number of                                                       Cash
                                          Accounts with            Amount of             Amount of        Surrenders
                     Months            Certificate Holders       Maturity Value           Reserves         Prior to
Certificate Series    Paid                December 31,            December 31,          December 31,       Maturity   Other
------------------   -------           -------------------      ---------------       --------------      ----------  -----

                                         1998      1999         1998      1999        1998      1999
                                       -------  ---------       ------   ------       ------   -----
20, including        169-180                0         0            0         0           0         0           0        0
extended maturities
                     181-192                0         0            0         0           0         0           0        0
                     193-204                0         0            0         0           0         0           0        0
                     205-216                0         0            0         0           0         0           0        0
                     217-228                0         0            0         0           0         0           0        0
                     229-240      (a)       0         0            0         0           0         0           0        0
                     241-252                1         0           13         0           8         0           0        0
                     253-264                0         1            0        14           0         8           0        0
                     265-276                0         0            0         0           0         0           0        0
                     277-288                0         0            0         0           0         0           0        0
                     289-300                0         0            0         0           0         0           0        0
                     301-312                0         0            0         0           0         0           0        0
                     313-324                0         0            0         0           0         0           0        0
                     325-336                0         0            0         0           0         0           0        0
                     337-348                2         0           25         0          26         0           0        0
                     349-360      (a)       2         1           21        14          21        14           9       11
                                       ------    ------      -------   -------     -------   -------      ------    -----
  Total                                     5         2           59        28          55        22           9       11
                                       ------    ------      -------   -------     -------   -------      ------    -----
15A, including         97-108               0         0            0         0           0         0           0        0
extended maturities
                     109-120                0         0            0         0           0         0           0        0
                     121-132                0         0            0         0          10         0           0       10
                     133-144                1         0            0         0           0         0           0        0
                     145-156                0         0            0         0           0         0           0        0
                     157-168                0         0            0         0           0         0           0        0
                     169-180      (a)       0         0            0         0           0         0           0        0
                     181-192                0         0            0         0           0         0           0        0
                     193-204                0         0            0         0           0         0           0        0
                     205-216                0         0            0         0           0         0           0        0
                     217-228                1         0           11         0           6         0           0        0
                     229-240                1         1           17         7          10         6           0        0
                     241-252                0         1            0        10           0        11           0        0
                                       ------    ------      -------   -------     -------   -------      ------    -----
  Total                                     3         2           28        17          26        17           0       10
                                       ------    ------      -------   -------     -------   -------      ------    -----


Part 3 - Information Regarding Installment Certificates
              Classified by Age Groupings
                   ($ in thousands)

             Year ended December 31, 1999
                                                                                                     Deductions from Reserves
                                                                                                     ------------------------
                                            Number of                                                       Cash
                                          Accounts with            Amount of             Amount of        Surrenders
                     Months            Certificate Holders       Maturity Value           Reserves         Prior to
Certificate Series    Paid                December 31,            December 31,          December 31,       Maturity   Other
------------------   -------           -------------------      ---------------       --------------      ----------  -----
                                         1998      1999         1998      1999        1998      1999
                                       -------  ---------       ------   ------       ------   -----

22A, including         61-72                0         0            0         0           0         0           0        0
extended maturities
                       73-84                1         1           19        19           4         4           0        0
                       85-96                0         0            0         0           0         0           0        0
                       97-108               1         0           13         0           4         0           0        0
                     109-120                0         1            0        13           0         5           0        0
                     121-132                1         0           15         0           6         0           0        0
                     133-144                3         3           75        53          31        22           0        0
                     145-156                1         2           19        56           8        27           0        8
                     157-168                4         0           94         0          50         0          10        0
                     169-180                0         3            0        75           0        44           0        0
                     181-192                1         1           19        19          11        12           0        0
                     193-204                3         0          103         0          71         0           0       58
                     205-216                5         2          148        56         109        41           6       27
                     217-228               11         4          304       113         240        90           3       38
                     229-240               13         8          263       257         223       219          42       24
                     241-252               14         9          253       171         232       156           0        0
                     253-264      (a)      16        16          594       353         581       346          22      327
                     265-276               21         2          685       390         415       235           0       93
                     277-288              104        18        3,008       581       1,907       373          85      120
                     289-300              101        90        2,533     2,442       1,706     1,642         202      102
                     301-312              115        94        2,807     2,347       2,015     1,674          72       64
                     313-324               96       106        2,049     2,605       1,546     1,978          22       95
                     325-336               95        85        1,773     1,848       1,412     1,472         104       34
                     337-348               76        85        1,494     1,627       1,253     1,364          41       38
                     349-360               69        71        1,000     1,400         884     1,237          23       23
                     361-372               62        62          932       864         868       804          49      117
                     373-384               28        55          416       831         408       814          38      214
                                       ------    ------      -------   -------     -------   -------      ------    -----
  Total                                   841       718       18,616    16,120      13,984    12,559         719    1,382
                                       ------    ------      -------   -------     -------   -------      ------    -----


Part 3 - Information Regarding Installment Certificates
              Classified by Age Groupings
                   ($ in thousands)

             Year ended December 31, 1999
                                                                                                     Deductions from Reserves
                                                                                                     ------------------------
                                            Number of                                                       Cash
                                          Accounts with            Amount of             Amount of        Surrenders
                     Months            Certificate Holders       Maturity Value           Reserves         Prior to
Certificate Series    Paid                December 31,            December 31,          December 31,       Maturity   Other
------------------   -------           -------------------      ---------------       --------------      ----------  -----
                                         1998      1999         1998      1999        1998      1999
                                       -------  ---------       ------   ------       ------   -----

I-76                   61-72                1         0           62         0           7         0           0        0
                       73-84                0         0            0         0           0         0           7        0
                       85-96                0         0            0         0           0         0           0        0
                       97-108               0         0            0         0           0         0           0        0
                     109-120                1         0           12         0           3         0           0        3
                     121-132                0         0            0         0           0         0           0        0
                     133-144                1         0           37         0          10         0           0        0
                     145-156                1         1           31        37           9        11           0        0
                     157-168                3         0           52         0          17         0          14        0
                     169-180                1         2           25        40           9        14           0        0
                     181-192                2         1           43        25          16         9           0       11
                     193-204               23         1          624        12         267         5          18        0
                     205-216               72        18        1,790       501         812       232         115       81
                     217-228               88        58        2,233     1,381       1,092       675          98        0
                     229-240               97        81        2,153     2,155       1,129     1,136         130       10
                     241-252              117        79        2,328     1,704       1,308       960         191       31
                     253-264              101        99        2,334     1,901       1,414     1,144         184       15
                     265-276               60        85        1,350     2,024         861     1,309         254        0
                     277-288                0        49            0     1,067           0       725          27        0
                                       ------    ------      -------   -------     -------   -------      ------    -----
  Total                                   568       474       13,074    10,847       6,954     6,220       1,038      151
                                       ------    ------      -------   -------     -------   -------      ------    -----
Reserve Plus         169-180               41         0          429         0         187         0           0        0
Flexible Payment
                     181-192              110        31          932       294         544       141          60        0
                     193-204               85        79          806       687         396       339         284        0
                     205-216                0        71            0       685           0       298         169        0
                                       ------    ------      -------   -------     -------   -------      ------    -----
  Total                                   236       181        2,167     1,666       1,127       778         513        0
                                       ------    ------      -------   -------     -------   -------      ------    -----
IC-Q-Installment     133-144               12         0          120         0          67         0           0        0
                     145-156               42         8          534        84         177        27          45        0
                     157-168               34        34          346       454         164       140          61        0
                     181-192                0        27            0       232           0       134          34        0
                                       ------    ------      -------   -------     -------   -------      ------    -----
  Total                                    88        69        1,000       770         408       301         140        0
                                       ------    ------      -------   -------     -------   -------      ------    -----


Part 3 - Information Regarding Installment Certificates
              Classified by Age Groupings
                   ($ in thousands)

             Year ended December 31, 1999
                                                                                                     Deductions from Reserves
                                                                                                     ------------------------
                                            Number of                                                       Cash
                                          Accounts with            Amount of             Amount of        Surrenders
                     Months            Certificate Holders       Maturity Value           Reserves         Prior to
Certificate Series    Paid                December 31,            December 31,          December 31,       Maturity   Other
------------------   -------           -------------------      ---------------       --------------      ----------  -----
                                         1998      1999         1998      1999        1998      1999
                                       -------  ---------       ------   ------       ------   -----

IC-Q-Ins               61-72                1         0           12         0           7         0           0        0
                       73-84              751         1        9,366        12       4,132         9           0        0
                       85-96            1,487       495       17,909     5,989       7,794     2,698       1,946        0
                       97-108           1,104     1,060       12,973    12,651       5,870     5,507       3,259        0
                     109-120            1,003       772       11,317     8,516       5,189     4,000       2,219        1
                     121-132               98        54        1,240       730         588       305       1,188        0
                     133-144               40        75          408       916         130       424         181        0
                     145-156               14        32          119       330          58       117          37        0
                     157-168                0        13            0       113           0        40          31        0
                                       ------    ------      -------   -------     -------   -------      ------    -----
  Total                                 4,498     2,502       53,344    29,257      23,768    13,100       8,861        1
                                       ------    ------      -------   -------     -------   -------      ------    -----
IC-Q-Ins Emp           73-84                4         0           30         0          19         0           0        0
                       85-96                7         4           78        30          48        20           3        0
                       97-108               6         5           57        54          44        42          13        0
                     109-120                5         4           45        45          14        33          13        0
                     121-132                2         0           35         0           7         0          13        0
                     133-144                0         1            0        17           0        10           0        0
                                       ------    ------      -------   -------     -------   -------      ------    -----
  Total                                    24        14          245       146         132       105          42        0
                                       ------    ------      -------   -------     -------   -------      ------    -----
IC-I                    1-12                5         9           99        88           9        16           1        0
                      13-24             3,898         4       71,494        92      11,472        19           0        0
                      25-36             9,013     3,235      159,367    57,339      35,951    13,678       2,014        0
                      37-48            10,741     7,423      185,076   127,483      57,299    38,241       6,520        0
                      49-60             9,633     8,936      172,242   151,686      63,221    58,425       8,825        0
                      61-72             7,823     7,878      131,773   139,335      59,111    59,239      10,319        0
                      73-84             2,945     4,166       45,645    65,883      21,278    28,834      31,804        0
                      85-96                 0     1,825            0    27,198           0    12,748       8,893        0
                                       ------    ------      -------   -------     -------   -------      ------    -----
  Total                                44,058    33,476      765,696   569,104     248,341   211,200      68,376        0
                                       ------    ------      -------   -------     -------   -------      ------    -----
IC-I-Emp              13-24                26         0          295         0          60         0           0        0
                      25-36                55        17          997       177         248        61          18        0
                      37-48                64        45          709       806         278       277          27        0
                      49-60                58        49          802       529         397       244          55        0
                      61-72                44        52          675       688         359       377          59        0
                      73-84                19        17          285       246         188       105         227        0
                      85-96                 0        10            0       213           0       175          39        0
                                       ------    ------      -------   -------     -------   -------      ------    -----
  Total                                   266       190        3,763     2,659       1,530     1,239         425        0
                                       ------    ------      -------   -------     -------   -------      ------    -----


Part 3 - Information Regarding Installment Certificates
              Classified by Age Groupings
                   ($ in thousands)

             Year ended December 31, 1999
                                                                                                     Deductions from Reserves
                                                                                                     ------------------------
                                            Number of                                                       Cash
                                          Accounts with            Amount of             Amount of        Surrenders
                     Months            Certificate Holders       Maturity Value           Reserves         Prior to
Certificate Series    Paid                December 31,            December 31,          December 31,       Maturity   Other
------------------   -------           -------------------      ---------------       --------------      ----------  -----
                                         1998      1999         1998      1999        1998      1999
                                       -------  ---------       ------   ------       ------   -----

Inst                    1-12            3,774     2,742       66,052         0       3,012     2,241         143        0
                       13-24            2,316     2,893            0         0       4,177     5,767         647        0
                       25-36                0     1,859            0         0           0     5,413         946        0
                                       ------    ------      -------   -------     -------   -------      ------    -----
                                        6,090     7,494       66,052         0       7,189    13,421       1,736        0
                                       ------    ------      -------   -------     -------   -------      ------    -----
Inst-Emp                1-12               20        17          255         0          21         7           0        0
                       13-24                7        13            0         0          10        31           4        0
                       25-36                0         5            0         0           0        11           3        0
                                       ------    ------      -------   -------     -------   -------      ------    -----
                                           27        35          255         0          31        49           7        0
                                       ------    ------      -------   -------     -------   -------      ------    -----
R Flexible Payment   157-168               39         0          593         0         365         0           0        0
                     169-180               15        36          253       564         105       372           1        0
                     181-192               51         9          735       152         435        39          61        0
                     193-204               52        36          604       501         517       283         150        0
                     205-216                0        37            0       404           0       427          91        0
                                       ------    ------      -------   -------     -------   -------      ------    -----
  Total                                   157       118        2,185     1,621       1,422     1,121         303        0
                                       ------    ------      -------   -------     -------   -------      ------    -----
RP-Q-Installment     145-156                9         0          126         0          52         0           0        0
                     157-168                7         7           79        90          38        47           7        0
                     169-180                0         5            0        64           0        26           9        0
                                       ------    ------      -------   -------     -------   -------      ------    -----
  Total                                    16        12          205       154          90        73          16        0
                                       ------    ------      -------   -------     -------   -------      ------    -----
RP-Q-Ins               73-84               13         0          131         0          95         0           0        0
                       85-96               29         9          613        94         184        80          21        0
                       97-108              39        15        1,068       241         250        90         104        0
                     109-120               35        28          829       566         290       220           0        0
                     121-132                0         2            0        18           0         5          38        0
                     133-144                2         0           18         0           5         0           0        0
                     145-156                0         1            0        12           0         6           1        0
                                       ------    ------      -------   -------     -------   -------      ------    -----
  Total                                   118        55        2,659       931         824       401         164        0
                                       ------    ------      -------   -------     -------   -------      ------    -----
RP-Q-Ins Emp          73-84                 1         0           18         0          10         0           0        0
                      85-96                 1         0            6         0           5         0           9        0
                      97-108                0         1            0         6           0         7           0        0
                                       ------    ------      -------   -------     -------   -------      ------    -----
  Total                                     2         1           24         6          15         7           9        0
                                       ------    ------      -------   -------     -------   -------      ------    -----


Part 3 - Information Regarding Installment Certificates
              Classified by Age Groupings
                   ($ in thousands)

             Year ended December 31, 1999
                                                                                                     Deductions from Reserves
                                                                                                     ------------------------
                                            Number of                                                       Cash
                                          Accounts with            Amount of             Amount of        Surrenders
                     Months            Certificate Holders       Maturity Value           Reserves         Prior to
Certificate Series    Paid                December 31,            December 31,          December 31,       Maturity   Other
------------------   -------           -------------------      ---------------       --------------      ----------  -----
                                         1998      1999         1998      1999        1998      1999
                                       -------  ---------       ------   ------       ------   -----
RP-I                  13-24                32         0        1,652         0         218         0           0        0
                      25-36                46        27        1,479     1,463         387       192          46        0
                      37-48                63        35        1,806       996         546       331         100        0
                      49-60                58        49        1,574     1,540         441       625          53        0
                      61-72                60        39        1,709     1,024         923       364         145        0
                      73-84                40        29          979       811         331       472         514        0
                      85-96                 0        26            0       435           0       195         151        0
                                       ------    ------      -------   -------     -------   -------      ------    -----
  Total                                   299       205        9,199     6,269       2,846     2,179       1,009        0
                                       ------    ------      -------   -------     -------   -------      ------    -----
Inst-R                 1-12                34        30        4,021         0          42        89           0        0
                      13-24                 9        24          767         0          11        24           0        0
                      25-36                 0         5            0         0           0         0           0        0
                                       ------    ------      -------   -------     -------   -------      ------    -----
  Total                                    43        59        4,788         0          53       113           0        0
                                       ------    ------      -------   -------     -------   -------      ------    -----
Inst-R-E               1-12                 3         0           28         0           1         0           0        0
                      13-24                 0         3            0         0           0         3           0        0
                                       ------    ------      -------   -------     -------   -------      ------    -----
  Total                                     3         3           28         0           1         3           0        0
                                       ------    ------      -------   -------     -------   -------      ------    -----
  Total All Series                     57,342    45,610      943,387   639,595     308,795   262,908      83,367    1,555
                                       ======    ======      =======   =======     =======   =======      ======    =====

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



IDS CERTIFICATE COMPANY                                                                                        SCHEDULE VII

Valuation and Qualifying Accounts

Years ended December 31, 1999, 1998 and 1997
($ thousands)

                        Year ended December 31, 1999
---------------------------------------------------------------------------------------------------------------------------
                                                         ------------------------------
                                                                   Additions
                                                         ------------------------------
               Reserves                     Balance         Charged                                           Balance
            deducted from                     at            to costs                      Deductions            at
              assets to                    beginning          and                            from               end
           which they apply                of period        expenses           Other       reserves          of period
------------------------------------------------------------------------      ---------------------------------------------

 Allowance for losses:
   Securities                                    $0         $2,141            $0                $0            $2,141
   Conventional first
     mortgage loans                             611              0             0               100 (a)           511

                        Year ended December 31, 1998
---------------------------------------------------------------------------------------------------------------------------
                                                         ------------------------------
                                                                   Additions
                                                         ------------------------------
               Reserves                     Balance         Charged                                           Balance
            deducted from                     at            to costs                      Deductions            at
              assets to                    beginning          and                            from               end
           which they apply                of period        expenses           Other       reserves          of period
------------------------------------------------------------------------      ---------------------------------------------

 Allowance for losses:
   Securities                                 $605             $0             $0              $605 (b)            $0
   Conventional first
     mortgage loans                            611              0              0                 0               611

                        Year ended December 31, 1997
---------------------------------------------------------------------------------------------------------------------------
                                                         ------------------------------
                                                                   Additions
                                                         ------------------------------
               Reserves                     Balance         Charged                                           Balance
            deducted from                     at            to costs                      Deductions            at
              assets to                    beginning          and                            from               end
           which they apply                of period        expenses           Other       reserves          of period
------------------------------------------------------------------------      ---------------------------------------------

 Allowance for losses:
   Securities                               $715              $0              $0              $110 (b)          $605
   Conventional first
     mortgage loans                          611               0               0                 0               611


 a)  Applicable to adjustment of the adequacy of the reserve for mortgage loan losses.
 b)  Applicable to reversal on securities sold.
