Form 10-Q
period 2000-03-31
AMERICAN EXPRESS CERTIFICATE CO
filed 2000-05-12
CIK 52428

PAGE 1
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 30(a) OF THE INVESTMENT
    COMPANY ACT OF 1940 AND SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended                           March 31, 2000

                                                OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

Commission file number  2-23772

                     American Express Certificate Company
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2000

                              150,000 Common shares

Registrant is a wholly owned subsidiary of American Express Financial Corporation, which is a wholly owned subsidiary of American Express Company, and Registrant meets the conditions set forth in General Instruction H(1) (a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PAGE 2
                                    FORM 10-Q

                      AMERICAN EXPRESS CERTIFICATE COMPANY

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

The name of the company changed on April 26, 2000, from IDS Certificate Company to American Express Certificate Company.

The information furnished reflects all adjustments (none of which were other than of a normal recurring nature) which are, in the opinion of management, necessary to a fair statement of the results for these interim periods presented. Certain amounts from the prior year have been reclassified to conform to the current year presentation.


                             IDS CERTIFICATE COMPANY
                                  BALANCE SHEET
                                     ASSETS

                                                                                Mar. 31,                   Dec. 31,
                                                                                   2000                       1999
                                                                               (Unaudited)
                                                                            ------------------    ------------------
                                                                                             ($ Thousands)
Qualified Assets:
   Cash and cash equivalents                                                          $81,054               $47,086
   Investments in unaffiliated issuers (note 1)                                     3,516,098             3,492,337
   Receivables                                                                         41,908                42,537
   Investments in and advances to affiliates                                              422                   422
   Other                                                                              127,674               123,845
                                                                            ------------------    ------------------

     Total qualified assets                                                         3,767,156             3,706,227
                                                                            ------------------    ------------------

Other assets:
  Deferred federal income taxes                                                        50,085                42,590
  Other                                                                                11,393                12,251
                                                                            ------------------    ------------------

     Total other assets                                                                61,478                54,841
                                                                            ------------------    ------------------

     Total assets                                                                  $3,828,634            $3,761,068
                                                                            ==================    ==================


                               LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
   Certificate reserves                                                            $3,607,248            $3,536,659
   Accounts payable and accrued liabilities                                            90,330                82,707
                                                                            ------------------    ------------------

     Total liabilities                                                              3,697,578             3,619,366
                                                                            ------------------    ------------------

Stockholder's equity:
   Common stock                                                                         1,500                 1,500
   Additional paid-in-capital                                                         143,844               143,844
   Retained earnings                                                                   59,848                62,099
   Accumulated other comprehensive loss                                               (74,136)              (65,741)
                                                                            ------------------    ------------------

     Total stockholder's equity                                                       131,056               141,702
                                                                            ------------------    ------------------

   Total liabilities and
       stockholder's equity                                                        $3,828,634            $3,761,068
                                                                            ==================    ==================


See note to financial statements.


                                      IDS CERTIFICATE COMPANY
                                      STATEMENT OF OPERATIONS                                          (Unaudited)



                                                                                      For the Three Months Ended
                                                                               ----------------------------------------

                                                                                 Mar. 31, 2000         Mar. 31, 1999
                                                                               ------------------    ------------------
                                                                                              ($ Thousands)
Investment income                                                                        $63,906               $62,195
Investment expenses                                                                       21,037                19,397
                                                                               ------------------    ------------------

Net investment income before provision for
   certificate reserves and income tax (expense)                                          42,869                42,798
Net provision for certificate reserves                                                    35,517                34,137
                                                                               ------------------    ------------------

Net investment income before income tax (expense)                                          7,352                 8,661
Income tax (expense)                                                                        (363)                 (746)
                                                                               ------------------    ------------------

Net investment income                                                                      6,989                 7,915
                                                                               ------------------    ------------------

Realized (loss) gain on investments - net                                                 (6,524)                  130
Income tax benefit (expense)                                                               2,284                   (37)
                                                                               ------------------    ------------------

Net realized (loss) gain on investments                                                   (4,240)                   93
                                                                               ------------------    ------------------

Net income                                                                                $2,749                $8,008
                                                                               ==================    ==================

See note to financial statements.


PAGE 4
                                      IDS CERTIFICATE COMPANY
                                 STATEMENT OF COMPREHENSIVE INCOME                                         (Unaudited)

                                                                                      For the Three Months Ended
                                                                               ----------------------------------------

                                                                                 Mar. 31, 2000         Mar. 31, 1999
                                                                               ------------------    ------------------
                                                                                              ($ Thousands)

Net income                                                                                $2,749                $8,008
                                                                               ------------------    ------------------

Other comprehensive loss
   Unrealized losses on available-for-sale securities:
      Unrealized holding losses arising during period                                    (15,755)              (16,126)
      Income tax (benefit)                                                                (5,514)               (5,644)
                                                                               ------------------    ------------------

      Net unrealized holding losses arising during period                                (10,241)              (10,482)

      Reclassification adjustment for losses (gains) included in
        net income                                                                         2,840                    (2)
      Income tax (benefit) expense                                                          (994)                    1
                                                                               ------------------    ------------------

      Net reclassification adjustment for losses (gains) included
        in net income                                                                      1,846                    (1)
                                                                               ------------------    ------------------

Net other comprehensive loss                                                              (8,395)              (10,483)
                                                                               ------------------    ------------------

Total comprehensive loss                                                                 ($5,646)              ($2,475)
                                                                               ==================    ==================

See note to financial statements.


PAGE 5
                                      IDS CERTIFICATE COMPANY
                                      STATEMENT OF CASH FLOWS                                          (Unaudited)



                                                                                      For the Three Months Ended
                                                                               ----------------------------------------

                                                                                 Mar. 31, 2000         Mar. 31, 1999
                                                                               ------------------    ------------------
                                                                                             ($ Thousands)
Cash Flows from Operating Activities:
  Net Income                                                                              $2,749                $8,008

  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Net provision for certificate reserves                                                35,517                34,137
    Interest income added to certificate loans                                              (239)                 (255)
    Amortization of premiums/discounts - net                                               9,165                 7,023
    Provision for deferred federal income taxes                                           (2,975)                  682
    Net realized loss (gain) on investments before income taxes                            6,524                  (130)
    Decrease in dividends and interest receivable                                            804                 6,543
    Decrease in deferred distribution fees                                                   858                 1,080
    Decrease in other assets                                                                    -                1,082
    Decrease in other liabilities                                                         (3,198)              (16,048)
                                                                               ------------------    ------------------

    Net cash provided by operating activities                                             49,205                42,122
                                                                               ------------------    ------------------

Cash Flows from Investing Activities:
  Maturity and redemption of investments:
    Held-to-maturity securities                                                           10,946                94,312
    Available-for-sale securities                                                         82,830               164,180
    Other investments                                                                     21,338                13,975
  Sale of investments:
    Available-for-sale securities                                                         28,028                      -
  Certificate loan payments                                                                  865                 1,142
  Purchase of investments:
    Held-to-maturity securities                                                             (161)               (1,856)
    Available-for-sale securities                                                       (136,440)              (24,958)
    Other investments                                                                    (12,076)              (51,311)
  Certificate loan fundings                                                                 (816)                 (888)
                                                                               ------------------    ------------------

    Net cash (used in) provided by investing activities                                  ($5,486)             $194,596
                                                                               ------------------    ------------------


PAGE 6
                                      IDS CERTIFICATE COMPANY
                                STATEMENT OF CASH FLOWS (Continued)                                       (Unaudited)

                                                                                      For the Three Months Ended
                                                                               ----------------------------------------

                                                                                 Mar. 31, 2000         Mar. 31, 1999
                                                                               ------------------    ------------------
                                                                                             ($ Thousands)
Cash Flows from Financing Activities:
  Payments from certificate owners                                                      $446,262              $299,264
  Proceeds from reverse repurchase agreements                                                  -                98,500
  Certificate maturities and cash surrenders                                            (426,013)             (332,164)
  Payments under reverse repurchase agreements                                           (25,000)             (239,500)
  Dividend paid                                                                           (5,000)              (13,000)
                                                                               ------------------    ------------------

    Net cash used in financing activities                                                 (9,751)             (186,900)
                                                                               ------------------    ------------------

Net Increase In Cash and Cash Equivalents                                                 33,968                49,818

Cash and Cash Equivalents Beginning of Period                                             47,086                     -
                                                                               ------------------    ------------------

Cash and Cash Equivalents End of Period                                                  $81,054               $49,818
                                                                               ==================    ==================

Supplemental Disclosures:
  Cash paid for income taxes                                                              $4,136                $7,623
  Certificate maturities and surrenders through loan
    reductions                                                                            $1,066                  $925

See note to financial statements.


IDS CERTIFICATE COMPANY
NOTE TO FINANCIAL STATEMENTS (Unaudited)
($ in Thousands)

1.  The following is a summary of investments in unaffiliated issuers:

                                                                                        Mar. 31,              Dec. 31,
                                                                                           2000                  1999
                                                                               ------------------    ------------------

Held-to-maturity securities                                                             $453,813              $464,648
Available-for-sale securities                                                          2,665,266             2,620,747
First mortgage loans on real estate                                                      369,000               378,047
Certificate loans - secured by certificate reserves                                       28,019                28,895
                                                                               ------------------    ------------------

Total                                                                                 $3,516,098            $3,492,337

                                                                               ==================    ==================

PAGE 7
                             IDS CERTIFICATE COMPANY
                     MANAGEMENT'S NARRATIVE ANALYSIS OF THE
                              RESULTS OF OPERATIONS


Results of operations:

As of March 31, 2000, total assets and certificate reserves increased $68 million and $71 million respectively, from December 31, 1999. The increase in total assets resulted primarily from certificate payments exceeding certificate maturities and surrenders by $20 million and purchases of investment securities of $39 million during the first quarter of 2000 that will settle in April 2000. The increase in certificate reserves resulted primarily from interest accruals of $51 million and the excess of certificate payments over certificate maturities and surrenders.

Sales of face-amount certificates totaled $432 million during the first quarter of 2000 compared to $279 million during the prior year's period. Certificate maturities and surrenders totaled $427 million during the first quarter of 2000 compared to $333 million during the prior year's period.

Investment income increased 2.8% during the first three months of 2000 from the prior year's period primarily reflecting higher investment yields.

Investment expenses increased 8.5% during the first three months of 2000 from the prior year's period. The increase reflects higher amortization of premiums paid for index options of $2.6 million and higher distribution fees of $.7 million. These increases were partially offset by lower interest expense on reverse repurchase and interest rate swap agreements of $.5 million and $1.2 million, respectively.

Net provision for certificate reserves increased 4.0% during the first three months of 2000 from the prior year's period reflecting a higher average balance of certificate reserves.

During the first three months of 2000, Registrant realized net losses on investments of $6.5 million compared to net realized gains of $0.1 million during the prior year's period. Due to credit concerns, Registrant sold, during the first three months of 2000, available- for-sale securities with a carrying value of $31 million and realized a net loss of $2.8 million from the sales. In addition, during the same period of 2000, a write-down of $3.2 million was recorded on Registrant's below-investment-grade securities and the reserve for possible losses on first mortgage loans was increased by $0.5 million.

At March 31, 2000, approximately 9.1% of Registrant's invested assets were below-investment-grade bonds, compared to 9.4% at December 31, 1999. In recent months, the industry-wide default rate on below-investment-grade bonds has increased significantly and this trend is expected to continue over the next several months and possibly beyond.* Additional investment security losses throughout the remainder of 2000 are likely but the amount of any such losses is dependent on a number of factors and cannot be estimated at this time.* Registrant's management believes that there will be no adverse impact on the certificate owners of any such losses.*

Net certificate reserve financing activities provided cash of $20 million during the first three months of 2000 compared to cash used of $33 million during the prior year's period. The change resulted from the net of higher certificate payments received of $147 million and higher maturities and surrenders of $94 million during the first three months of 2000 compared to the prior year's period.

*Statements in this discussion of Registrant's results of operations marked with an asterisk are forward-looking statements which are subject to risks and uncertainties. Important factors that could cause results to differ materially from these forward-looking statements include, among other things, changes in the ability of issuers of investment securities held by Registrant to meet their debt obligations.

PAGE 9
                      AMERICAN EXPRESS CERTIFICATE COMPANY

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

REGISTRANT                       AMERICAN EXPRESS CERTIFICATE COMPANY
                                (formerly IDS Certificate Company)

BY

NAME AND TITLE                   Paula R. Meyer, President and
                                 Director (Principal Executive Officer)
DATE                             May 12, 2000

BY

NAME AND TITLE                   Philip C. Wentzel, Vice President and
                                 Controller (Principal Accounting Officer)
DATE                             May 12, 2000







Note: On January 28, 2000, Registrant's Board of Directors approved the name change of IDS Certificate Company to American Express Certificate Company effective April 26, 2000.