Form 10-Q
period 2000-06-30
AMERICAN EXPRESS CERTIFICATE CO
filed 2000-08-11
CIK 52428

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

For the quarterly period ended                           June 30, 2000

                                                OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission file number  2-23772

                               American Express Certificate Company
                                (formerly IDS Certificate Company)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2000

                                      150,000 Common shares

Registrant is a wholly owned subsidiary of American Express Financial Corporation, which is a wholly owned subsidiary of American Express Company, and Registrant meets the conditions set forth in General Instruction H(1) (a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PAGE 2
                                            FORM 10-Q

                               AMERICAN EXPRESS CERTIFICATE COMPANY
                                (formerly IDS Certificate Company)

                                  PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                               AMERICAN EXPRESS CERTIFICATE COMPANY
                                (formerly IDS Certificate Company)
                                          BALANCE SHEET

                                              ASSETS                     June 30,                Dec. 31,
                                                                           2000                    1999
                                                                        (Unaudited)
                                                                    --------------------    --------------------
                                                                                     ($ Thousands)
Qualified Assets:
   Cash and cash equivalents                                                   $165,262                 $47,086
   Investments in unaffiliated issuers (note 2)                               3,565,734               3,492,337
   Receivables                                                                   42,917                  42,537
   Investments in and advances to affiliates                                        422                     422
   Other                                                                         90,530                 123,845
                                                                    --------------------    --------------------

     Total qualified assets                                                   3,864,865               3,706,227
                                                                    --------------------    --------------------

Other assets:
  Deferred federal income taxes                                                  48,884                  42,590
  Other                                                                          10,614                  12,251
                                                                    --------------------    --------------------

     Total other assets                                                          59,498                  54,841
                                                                    --------------------    --------------------

     Total assets                                                            $3,924,363              $3,761,068
                                                                    ====================    ====================


                               LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
   Certificate reserves                                                     $3,667,206              $3,536,659
   Accounts payable and accrued liabilities                                    119,928                  82,707
                                                                   --------------------    --------------------

     Total liabilities                                                       3,787,134               3,619,366
                                                                   --------------------    --------------------

Stockholder's equity:
   Common stock                                                                  1,500                   1,500
   Additional paid-in-capital                                                  143,844                 143,844
   Retained earnings                                                            65,059                  62,099
   Accumulated other comprehensive loss                                        (73,174)                (65,741)
                                                                   --------------------    --------------------

     Total stockholder's equity                                                137,229                 141,702
                                                                   --------------------    --------------------

   Total liabilities and
       stockholder's equity                                                 $3,924,363              $3,761,068
                                                                   ====================    ====================


See notes to financial statements.

PAGE 3

                              AMERICAN EXPRESS CERTIFICATE COMPANY
                                (formerly IDS Certificate Company)
                                     STATEMENT OF OPERATIONS                                                     (Unaudited)

                                                          For the Three Months Ended                 For the Six Months Ended
                                                   ------------------------------------     -------------------------------------

                                                    June 30, 2000      June 30, 1999         June 30, 2000     June 30, 1999
                                                   ----------------  ------------------   ------------------  -------------------
                                                                                  ($ Thousands)

Investment income                                        $65,216        $62,964                $129,122         $125,159
Investment expenses                                       21,271         18,455                  42,308           37,852
                                                    -------------    -----------              -------------    -------------

Net investment income before provision for
   certificate reserves and income tax (expense)          43,945         44,509                  86,814           87,307
Net provision for certificate reserves                    36,910         34,095                  72,427           68,232
                                                    -------------    -----------              -------------    -------------

Net investment income before income tax (expense)          7,035         10,414                  14,387           19,075
Income tax (expense)                                        (380)        (1,410)                   (743)          (2,156)
                                                    -------------    -----------              -------------    -------------

Net investment income                                      6,655          9,004                  13,644           16,919
                                                    -------------    -----------              -------------    -------------

Realized (loss) gain on investments - net                 (2,220)         1,378                  (8,744)           1,508
Income tax benefit (expense)                                 776           (491)                  3,060             (528)
                                                    -------------    -----------              -------------    -------------

Net realized (loss) gain on investments                   (1,444)           887                  (5,684)             980
                                                    -------------    -----------              -------------    -------------

Net income                                                $5,211         $9,891                  $7,960          $17,899
                                                    =============    ===========              =============    =============


See notes to financial statements.


                               AMERICAN EXPRESS CERTIFICATE COMPANY
                                (formerly IDS Certificate Company)
                                STATEMENT OF COMPREHENSIVE INCOME                                                       (Unaudited)

                                                                      For the Three Months Ended       For the Six Months Ended
                                                                  --------------------------------    -----------------------------

                                                                   June 30, 2000     June 30, 1999    June 30, 2000  June 30, 1999
                                                                  ---------------   --------------    -------------- --------------
                                                                                               ($ Thousands)

Net income                                                                $5,211          $9,891       $7,960        $17,899
                                                                     ------------    ------------    ---------    -----------

Other comprehensive income (loss)
   Unrealized gains (losses) on available-for-sale securities:
      Unrealized holding gains (losses) arising during period              2,221         (37,520)     (13,534)       (53,646)
      Income tax (expense) benefit                                          (777)         13,132        4,737         18,776
                                                                     ------------    ------------    ---------    -----------

      Net unrealized holding gains (losses) arising during period          1,444         (24,388)      (8,797)       (34,870)

      Reclassification adjustment for (gains) losses included in
        net income                                                          (741)         (1,183)       2,099         (1,185)
      Income tax expense (benefit)                                           259             413         (735)           414
                                                                     ------------    ------------    ---------    -----------

      Net reclassification adjustment for (gains) losses included
        in net income                                                       (482)           (770)       1,364           (771)
                                                                     ------------    ------------    ---------    -----------

Net other comprehensive income (loss)                                        962         (25,158)      (7,433)       (35,641)
                                                                     ------------    ------------      ---------    -----------

Total comprehensive income (loss)                                         $6,173        ($15,267)        $527       ($17,742)
                                                                     ============    ============    =========    ===========

See notes to financial statements.

PAGE 5

                               AMERICAN EXPRESS CERTIFICATE COMPANY
                                (formerly IDS Certificate Company)
                                     STATEMENT OF CASH FLOWS                                                       (Unaudited)



                                                                                                     For the Six Months Ended
                                                                                        ----------------------------------------

                                                                                           June 30, 2000          June 30, 1999
                                                                                        --------------------    ----------------
                                                                                                        ($ Thousands)
Cash Flows from Operating Activities:
  Net Income                                                                                     $7,960                 $17,899

  Adjustments  to  reconcile  net  income  to net  cash  provided  by  operating activities:
    Net provision for certificate reserves                                                       72,427                  68,232
    Interest income added to certificate loans                                                     (487)                   (521)
    Amortization of premiums/discounts - net                                                     19,008                  14,496
    Provision for deferred federal income taxes                                                  (2,292)                    281
    Net realized loss (gain) on investments before income taxes                                   8,744                  (1,508)
    (Increase) decrease in dividends and interest receivable                                       (195)                  3,460
    Decrease in deferred distribution fees                                                        1,638                   1,982
    Decrease in other assets                                                                         -                    1,083
    Decrease in other liabilities                                                                (4,211)                (23,585)
                                                                                        ----------------        ----------------

    Net cash provided by operating activities                                                   102,592                  81,819
                                                                                        ----------------        ----------------

Cash Flows from Investing Activities:
  Maturity and redemption of investments:
    Held-to-maturity securities                                                                  48,745                 107,591
    Available-for-sale securities                                                               212,013                 253,104
    Other investments                                                                            39,054                  32,851
  Sale of investments:
    Available-for-sale securities                                                                52,320                  37,031
  Certificate loan payments                                                                       1,735                   2,270
  Purchase of investments:
    Held-to-maturity securities                                                                    (161)                 (1,856)
    Available-for-sale securities                                                              (338,521)               (311,580)
    Other investments                                                                           (24,207)                (76,737)
  Certificate loan fundings                                                                      (1,427)                 (2,012)
                                                                                        ----------------        ----------------

    Net cash (used in) provided by investing activities                                        ($10,449)                $40,662

                                                                                        ----------------        ----------------

                               AMERICAN EXPRESS CERTIFICATE COMPANY
                                (formerly IDS Certificate Company)
                               STATEMENT OF CASH FLOWS (Continued)                                              (Unaudited)

                                                                                            For the Six Months Ended
                                                                                  -----------------------------------------

                                                                                     June 30, 2000           June 30, 1999
                                                                                  -----------------       -----------------
                                                                                                 ($ Thousands)
Cash Flows from Financing Activities:
  Payments from certificate owners                                                        $971,543                $706,376
  Proceeds from reverse repurchase agreements                                                   -                   98,500
  Certificate maturities and cash surrenders                                              (915,510)               (649,212)
  Payments under reverse repurchase agreements                                             (25,000)               (239,500)
  Dividends paid                                                                            (5,000)                (25,000)
                                                                               --------------------    --------------------

    Net cash provided by (used in) financing activities                                     26,033                (108,836)
                                                                               --------------------    --------------------

Net Increase In Cash and Cash Equivalents                                                  118,176                  13,645

Cash and Cash Equivalents Beginning of Period                                               47,086                      -
                                                                               --------------------    --------------------

Cash and Cash Equivalents End of Period                                                   $165,262                 $13,645
                                                                               ====================    ====================

Supplemental Disclosures:
  Cash paid for income taxes                                                                $3,546                 $10,518
  Certificate maturities and surrenders through loan
    reductions                                                                              $2,088                  $2,113

See notes to financial statements.

AMERICAN EXPRESS CERTIFICATE COMPANY
(formerly IDS Certificate Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
($ in Thousands)

1. The name of the company changed on April 26, 2000, from IDS Certificate Company to American Express Certificate Company.

The information furnished reflects all adjustments (none of which were other than of a normal recurring nature) which are, in the opinion of management, necessary to a fair statement of the results for these interim periods presented. Certain amounts from the prior year have been reclassified to conform to the current year presentation.

2. The following is a summary of investments in unaffiliated issuers:

                                                                                        June 30,               Dec. 31,
                                                                                           2000                   1999
                                                                                  -----------------       -----------------

Held-to-maturity securities                                                               $416,289                $464,648
Available-for-sale securities                                                            2,756,730               2,620,747
First mortgage loans on real estate                                                        365,729                 378,047
Certificate loans - secured by certificate reserves                                         26,986                  28,895
                                                                                  -----------------       -----------------

Total                                                                                   $3,565,734              $3,492,337

                                                                                  =================       =================

PAGE 8
                               AMERICAN EXPRESS CERTIFICATE COMPANY
                                (formerly IDS Certificate Company)
                              MANAGEMENT'S NARRATIVE ANALYSIS OF THE
                                      RESULTS OF OPERATIONS


Results of operations:

As of June 30, 2000, total assets and certificate reserves increased $163 million and $131 million respectively, from December 31, 1999. The increase in total assets resulted primarily from certificate payments exceeding certificate maturities and surrenders by $56 million and purchases of investment securities of $82 million late in the second quarter of 2000 that will settle in July 2000. The increase in certificate reserves resulted primarily from interest accruals of $72 million and the excess of certificate payments over certificate maturities and surrenders.

Sales of face-amount certificates totaled $432 million and $435 million during the first and second quarters of 2000, respectively, compared to $279 million and $387 million during the comparable periods in 1999, respectively. Certificate maturities and surrenders totaled $427 million and $491 million during the first and second quarters of 2000, respectively, compared to $333 million and $318 million during the comparable periods in 1999, respectively.

Investment income increased 3.2% during the first six months of 2000 from the prior year's period primarily reflecting higher investment yields.

Investment expenses increased 12% during the first six months of 2000 from the prior year's period. The increase reflects higher amortization of premiums paid for index options of $5.6 million and higher distribution fees of $.5 million. These increases were partially offset by lower interest expense on reverse repurchase and interest rate swap agreements of $.5 million and $1.1 million, respectively.

Net provision for certificate reserves increased 6.2% during the first six months of 2000 from the prior year's period reflecting a higher average balance of certificate reserves and higher accrual rates.

During the first six months of 2000, Registrant realized net losses on investments of $8.7 million compared to net realized gains of $1.5 million during the prior year's period. Due to credit concerns, Registrant sold, during the first six months of 2000, available- for-sale securities with a carrying value of $55 million and realized a net loss of $2.2 million from the sales. In addition, during the same period of 2000, a write-down of $6.5 million was recorded on Registrant's below-investment-grade securities and the reserve for possible losses on first mortgage loans was increased by $0.4 million. The losses on investments were partially offset by gains realized on investment security calls of $.4 million.

At June 30, 2000, approximately 8.6% of Registrant's invested assets were below-investment-grade bonds, compared to 9.4% at December 31, 1999. In recent months, the industry-wide default rate on below-investment-grade bonds has increased significantly and this trend is expected to continue over the next several months and possibly beyond.* Additional writedowns of Registrant's below-investment-grade securities throughout the remainder of 2000 are likely but the amount of any such writedowns cannot be estimated at this time.* Registrant's management believes that there will be no adverse impact on the certificate owners of any such losses.*

Net certificate reserve financing activities provided cash of $56 million during the first six months of 2000 compared to cash provided of $57 million during the prior year's period.

*Statements in this discussion of Registrant's results of operations marked with an asterisk are forward-looking statements which are subject to risks and uncertainties. Important factors that could cause results to differ materially from these forward-looking statements include, among other things, changes in the industry-wide and Registrant's default rate on below-investment-grade bonds over the next several months and beyond, changes in economic conditions, such as a recession or a substantial increase in prevailing interest rates, or other factors that could cause a slowdown in the economy, and changes in government regulation that affects the ability of issuers to repay their debt.

PAGE 10
                               AMERICAN EXPRESS CERTIFICATE COMPANY
                                (formerly IDS Certificate Company)

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

REGISTRANT                  AMERICAN EXPRESS CERTIFICATE COMPANY
                            (formerly IDS Certificate Company)

BY                      /s/ Paula R. Meyer

NAME AND TITLE              Paula R. Meyer, President and
                            Director (Principal Executive Officer)
DATE                        August 11, 2000

BY                      /s/ Philip C. Wentzel

NAME AND TITLE              Philip C. Wentzel, Vice President and
                            Controller (Principal Accounting Officer)
DATE                        August 11, 2000