Form 10-Q
period 2000-09-30
AMERICAN EXPRESS CERTIFICATE CO
filed 2000-11-13
CIK 52428

PAGE 1
                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549

                                     FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 30(a) OF THE INVESTMENT
    COMPANY ACT OF 1940 AND SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 2000

                                       OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number  2-23772

                      American Express Certificate Company
                       (formerly IDS Certificate Company)
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                              41-6009975
------------------------------------         -------------------
  (State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization)             Identification No.)

200 AXP Financial Center, Minneapolis, Minnesota          55474
-------------------------------------------------       -----------
  (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code   (612) 671-3131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  ( X)        No  (  )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2000

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

                        AMERICAN EXPRESS CERTIFICATE COMPANY
                         (formerly IDS Certificate Company)

                           PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                        AMERICAN EXPRESS CERTIFICATE COMPANY
                         (formerly IDS Certificate Company)
                                   BALANCE SHEET

                                       ASSETS                Sept. 30,             Dec. 31,
                                       ------
                                                                2000                 1999
                                                            (Unaudited)
                                                          -----------------    -----------------
                                                                       ($ Thousands)
Qualified Assets:
   Cash and cash equivalents                                      $223,191              $47,086
   Investments in unaffiliated issuers (note 2)                  3,676,917            3,492,337
   Receivables                                                      44,079               42,537
   Investments in and advances to affiliates                           422                  422
   Other                                                            69,933              123,845
                                                          -----------------    -----------------

     Total qualified assets                                      4,014,542            3,706,227
                                                          -----------------    -----------------

Other assets:
  Deferred federal income taxes                                     41,612               42,590
  Other                                                              9,908               12,251
                                                          -----------------    -----------------

     Total other assets                                             51,520               54,841
                                                          -----------------    -----------------

     Total assets                                               $4,066,062           $3,761,068
                                                          =================    =================


                        LIABILITIES AND STOCKHOLDER'S EQUITY
                       --------------------------------------

Liabilities:
   Certificate reserves                                         $3,794,954           $3,536,659
   Accounts payable and accrued liabilities                        116,547               82,707
                                                          -----------------    -----------------

     Total liabilities                                           3,911,501            3,619,366
                                                          -----------------    -----------------

Stockholder's equity:
   Common stock                                                      1,500                1,500
   Additional paid-in-capital                                      143,844              143,844
   Retained earnings                                                69,904               62,099
   Accumulated other comprehensive loss                            (60,687)             (65,741)
                                                          -----------------    -----------------

     Total stockholder's equity                                    154,561              141,702
                                                          -----------------    -----------------

   Total liabilities and
       stockholder's equity                                     $4,066,062           $3,761,068
                                                          =================    =================


See notes to financial statements.

PAGE 3

                        AMERICAN EXPRESS CERTIFICATE COMPANY
                         (formerly IDS Certificate Company)
                              STATEMENT OF OPERATIONS                                                             (Unaudited)
                              -----------------------

                                                   For the Three Months Ended                For the Nine Months Ended
                                             --------------------------------------   ---------------------------------------

                                              Sept. 30, 2000       Sept. 30, 1999      Sept. 30, 2000       Sept. 30, 1999
                                             -----------------    -----------------   ------------------   ------------------
                                                                              ($ Thousands)
Investment income                                     $67,093              $64,107             $196,215             $189,266
Investment expenses                                    22,400               19,374               64,708               57,226
                                             -----------------    -----------------   ------------------   ------------------

Net investment income before
   provision for certificate reserves
   and income tax benefit (expense)                    44,693               44,733              131,507              132,040
Net provision for certificate reserves                 40,590               34,814              113,017              103,046
                                             -----------------    -----------------   ------------------   ------------------

Net investment income before income tax
   benefit (expense)                                    4,103                9,919               18,490               28,994
Income tax benefit (expense)                              306               (1,443)                (437)              (3,599)
                                             -----------------    -----------------   ------------------   ------------------

Net investment income                                   4,409                8,476               18,053               25,395
                                             -----------------    -----------------   ------------------   ------------------

Realized gain (loss) on investments - net                 669                  (48)              (8,075)               1,460
Income tax benefit (expense)                             (234)                  17                2,826                 (511)
                                             -----------------    -----------------   ------------------   ------------------

Net realized gain (loss) on investments                   435                  (31)              (5,249)                 949
                                             -----------------    -----------------   ------------------   ------------------

Net income                                             $4,844               $8,445              $12,804              $26,344
                                             =================    =================   ==================   ==================


See notes to financial statements.


                        AMERICAN EXPRESS CERTIFICATE COMPANY
                         (formerly IDS Certificate Company)
                         STATEMENT OF COMPREHENSIVE INCOME                                                          (Unaudited)
                         ---------------------------------

                                                      For the Three Months Ended                For the Nine Months Ended
                                                --------------------------------------   ---------------------------------------

                                                 Sept. 30, 2000       Sept. 30, 1999      Sept. 30, 2000       Sept. 30, 1999
                                                -----------------    -----------------   ------------------   ------------------
                                                                                 ($ Thousands)
Net income                                                $4,844               $8,445              $12,804              $26,344
                                                -----------------    -----------------   ------------------   ------------------

Other comprehensive income (loss)
   Unrealized gains (losses) on
        available-for-sale securities:
      Unrealized holding gains (losses)
        arising during period                              2,221              (23,819)             (13,534)             (77,465)
      Income tax (expense) benefit                          (777)               8,336                4,737               27,112
                                                -----------------    -----------------   ------------------   ------------------

      Net unrealized holding gains (losses)
        arising during period                              1,444              (15,483)              (8,797)             (50,353)

      Reclassification adjustment for (gains)
        losses included in net income                       (741)              (1,061)               2,099               (2,246)
      Income tax expense (benefit)                           259                  372                 (735)                 786
                                                -----------------    -----------------   ------------------   ------------------

      Net reclassification adjustment for
        (gains) losses included in net income               (482)                (689)               1,364               (1,460)
                                                -----------------    -----------------   ------------------   ------------------

Net other comprehensive income (loss)                        962              (16,172)              (7,433)             (51,813)
                                                -----------------    -----------------   ------------------   ------------------

Total comprehensive income (loss)                         $5,806              ($7,727)              $5,371             ($25,469)
                                                =================    =================   ==================   ==================


See notes to financial statements.


                        AMERICAN EXPRESS CERTIFICATE COMPANY
                         (formerly IDS Certificate Company)
                              STATEMENT OF CASH FLOWS                                       (Unaudited)
                              -----------------------

                                                                        For the Nine Months Ended
                                                                  --------------------------------------

                                                                   Sept. 30, 2000       Sept. 30, 1999
                                                                  -----------------    -----------------
                                                                              ($ Thousands)
Cash Flows from Operating Activities:
  Net Income                                                               $12,804             $26,344

  Adjustments to reconcile net income to net
  cash  provided by operating
  activities:
    Net provision for certificate reserves                                113,017              103,046
    Interest income added to certificate loans                               (687)                (781)
    Amortization of premiums/discounts - net                               29,991               20,629
    Provision for deferred federal income taxes                            (1,743)               2,627
    Net realized loss (gain) on investments before income taxes             8,075              (1,460)
    (Increase) decrease in dividends and interest receivable               (1,474)               6,143
    Decrease in deferred distribution fees                                  2,343                2,783
    Decrease in other assets                                                  -                  1,083
    Decrease in other liabilities                                          (4,253)             (25,654)
                                                                  -----------------    -----------------

    Net cash provided by operating activities                             158,073              134,760
                                                                  -----------------    -----------------

Cash Flows from Investing Activities:
  Maturity and redemption of investments:
    Held-to-maturity securities                                            97,463              118,806
    Available-for-sale securities                                         335,933              365,690
    Other investments                                                      60,194               56,720
  Sale of investments:
    Available-for-sale securities                                         251,438               77,321
  Certificate loan payments                                                 2,605                3,191
  Purchase of investments:
    Held-to-maturity securities                                              (161)              (6,830)
    Available-for-sale securities                                        (806,581)            (481,773)
    Other investments                                                     (37,529)             (87,513)
  Certificate loan fundings                                                (2,308)              (2,797)
                                                                  -----------------    -----------------

    Net cash (used in) provided by investing activities                  ($98,946)             $42,815
                                                                  -----------------    -----------------


PAGE 6
                        AMERICAN EXPRESS CERTIFICATE COMPANY
                         (formerly IDS Certificate Company)
                        STATEMENT OF CASH FLOWS (Continued)                                 (Unaudited)
                        -----------------------------------

                                                                        For the Nine Months Ended
                                                                  --------------------------------------

                                                                   Sept. 30, 2000       Sept. 30, 1999
                                                                  -----------------    -----------------
                                                                              ($ Thousands)
Cash Flows from Financing Activities:
  Payments from certificate owners                                      $1,367,911           $1,154,664
  Proceeds from reverse repurchase agreements                                -                   98,500
  Certificate maturities and cash surrenders                            (1,220,933)          (1,091,861)
  Payments under reverse repurchase agreements                             (25,000)            (239,500)
  Dividends paid                                                            (5,000)             (25,000)
                                                                  -----------------    -----------------

    Net cash provided by (used in) financing activities                    116,978             (103,197)
                                                                  -----------------    -----------------

Net Increase In Cash and Cash Equivalents                                  176,105               74,378

Cash and Cash Equivalents Beginning of Period                               47,086                 -
                                                                  -----------------    -----------------

Cash and Cash Equivalents End of Period                                   $223,191              $74,378
                                                                  =================    =================

Supplemental Disclosures:
  Cash paid for income taxes                                                $2,558              $11,021
  Certificate maturities and surrenders through loan
    reductions                                                              $3,070               $2,926

See notes to financial statements.

AMERICAN EXPRESS CERTIFICATE COMPANY
(formerly IDS Certificate Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
-----------------------------------------
($ in Thousands)

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

2.  The following is a summary of investments in unaffiliated issuers:


                                                                     Sept. 30,             Dec. 31,
                                                                        2000                 1999
                                                                  -----------------    -----------------
Held-to-maturity securities                                               $367,486             $464,648
Available-for-sale securities                                            2,922,173            2,620,747
First mortgage loans on real estate                                        361,043              378,047
Certificate loans - secured by certificate reserves                         26,215               28,895
                                                                  -----------------    -----------------

Total                                                                   $3,676,917           $3,492,337
                                                                  =================    =================

PAGE 8
                        AMERICAN EXPRESS CERTIFICATE COMPANY
                         (formerly IDS Certificate Company)
                       MANAGEMENT'S NARRATIVE ANALYSIS OF THE
                               RESULTS OF OPERATIONS


Results of operations:

As of September 30, 2000, total assets and certificate reserves increased $305 million and $258 million, respectively, from December 31, 1999. The increase in total assets resulted primarily from certificate payments exceeding certificate maturities and surrenders by $147 million and purchases of investment securities of $83 million late in the third quarter of 2000 that will settle in October 2000. The increase in certificate reserves resulted primarily from interest accruals of $113 million and the excess of certificate payments over certificate maturities and surrenders.

Sales of face-amount certificates totaled $435 million and $380 million during the second and third quarters of 2000, respectively, compared to $387 million and $427 million during the comparable periods in 1999, respectively. Certificate maturities and surrenders totaled $491 million and $306 million during the second and third quarters of 2000, respectively, compared to $318 million and $443 million during the comparable periods in 1999, respectively.

For the nine months ended September 30, 2000 and 1999, sales of face-amount certificates totaled $1,247 million and $1,093 million, respectively. Certificate maturities and surrenders during these same periods totaled $1,224 million and $1,095 million, respectively.

Investment income increased 3.7% during the first nine months of 2000 from the prior year's period primarily reflecting a higher average balance of invested assets and higher investment yields.

Investment expenses increased 13% during the first nine months of 2000 from the prior year's period. The increase reflects higher amortization of premiums paid for index options of $9.2 million. This increase was partially offset by lower interest expense on reverse repurchase and interest rate swap agreements of $.5 million and $1.1 million, respectively.

Net provision for certificate reserves increased 9.7% during the first nine months of 2000 from the prior year's period reflecting a higher average balance of certificate reserves and higher accrual rates.

During the first nine months of 2000, Registrant realized net losses on investments of $8.1 million compared to net realized gains of $1.5 million during the prior year's period. During the first nine months of 2000, write-downs of $9.1 million were recorded on Registrant's below-investment-grade securities and the reserve for possible losses on first mortgage loans was increased by $0.3 million. These losses were partially offset by net realized gains of $1.3 million on investment security sales and redemptions.

At September 30, 2000, approximately 8.3% of Registrant's invested assets were below- investment-grade bonds, compared to 9.4% at December 31, 1999. During the year 2000, the industry-wide default rate on below-investment-grade bonds has increased significantly and this trend is expected to continue over the next several months and possibly beyond.*

Additional writedowns of Registrant's below-investment-grade securities throughout the remainder of 2000 are likely but the amount of any such writedowns cannot be estimated at this time.* Registrant's management believes that there will be no adverse impact on the certificate owners of any such losses.*

Net certificate reserve financing activities provided cash of $147 million during the first nine months of 2000 compared to cash provided of $63 million during the prior year's period.

Accounting developments:

In June 1998, the Financial Accounting Standards Board (FASB) issued, and subsequently amended, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective January 1, 2001. This Statement establishes accounting and reporting standards for derivative instruments, including some embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of a derivative will be recorded in income or directly to other comprehensive income, depending on the instrument's designated use. Management believes the transition effect from the adoption of SFAS No. 133, as amended, at September 30, 2000, would not have had a material impact on Registrant's net income or financial position. However, the final financial effects of transition at January 1, 2001 will be measured based on the derivatives positions, market conditions, and the interpretive guidance issued by the FASB as of that time.

In December  1999, the  Securities  and Exchange  Commission  (SEC) issued Staff
Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The SAB outlines the basic criteria that must be met to recognize revenue, and provides guidelines for disclosure related to revenue recognition policies. This guidance is required to be implemented in the fourth quarter of 2000. In addition, on October 12, 2000, the SEC staff issued a Frequently Asked Questions document, which provides the Staff's response to the many inquiries they have received since the issuance of SAB No. 101. Registrant does not expect SAB No. 101 to have a material impact on its financial position or results of operations.

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

PAGE 10
                        AMERICAN EXPRESS CERTIFICATE COMPANY
                         (formerly IDS Certificate Company)

                             PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)     The following exhibits are filed electronically herewith:

        24.  (a)  Directors' Power of Attorney dated October 12, 2000

             (b)  Officers' Power of Attorney dated October 12, 2000.

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

REGISTRANT                  AMERICAN EXPRESS CERTIFICATE COMPANY
                            (formerly IDS Certificate Company)



BY
                        /s/ Paul R. Meyer
NAME AND TITLE              Paula R. Meyer, President and
                             Director (Principal Executive Officer)
DATE                         November 13, 2000



BY
                        /s/ Philip C. Wentzel
NAME AND TITLE              Philip C. Wentzel, Vice President and
                             Controller (Principal Accounting Officer)
DATE                         November 13, 2000