Form 10-K
period 2000-12-31
AMERICAN EXPRESS CERTIFICATE CO
filed 2001-03-28
CIK 52428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 30(a) OF THE INVESTMENT COMPANY ACT OF 1940 AND SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________   to  _______________________.

Commission file number 2-23772.

     American Express Certificate Company (formerly IDS Certificate Company)
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                    41-6009975
--------------------------------------------------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

     52 AXP Financial Center, Minneapolis, Minnesota  55474
--------------------------------------------------------------------------------
    (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code (612) 671-3131
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:
     Title of each class:  None Name of each exchange on which registered:  None
     -------------------        -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:
     Title of class:  None
     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant. None
            ----

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

The Exhibit Index is located on sequential pages 16-19.
                                                 -----

Item 1.  Business
-----------------

         American Express Certificate Company (AECC, or AXP Certificate Company), formerly IDS Certificate Company (IDSC), is incorporated under the laws of Delaware. (IDSC filed a Certificate of Amendment of its Certificate of Incorporation with the Delaware Secretary of State to change the Company's name to American Express Certificate Company effective April 26, 2000, and filed registration statement amendments with the Securities and Exchange Commission under which "IDS" in the names of certificates would change to "American Express" on April 26, 2000.) Its principal executive offices are located at 52 AXP Financial Center, Minneapolis, Minnesota 55474, and its telephone number is
(612) 671-3131. American Express Financial Corporation, a Delaware corporation, 200 AXP Financial Center, Minneapolis, Minnesota 55474, owns 100% of the outstanding voting securities of AECC. American Express Financial Corporation is a wholly owned subsidiary of American Express Company (American Express), a New York Corporation, with headquarters at American Express Tower, World Financial Center, New York, New York.

         AECC is a face-amount certificate investment company, registered under the Investment Company Act of 1940 (1940 Act). AECC is in the business of issuing face-amount certificates. Face-amount certificates issued by AECC entitle the certificate owner to receive, at maturity, a stated amount of money and interest or credits declared from time to time by AECC, in its discretion.

         AECC is continuously engaged in new product development. AECC currently offers nine certificates to the public: "American Express Cash Reserve Certificate," "American Express Flexible Savings Certificate" (formerly "IDS Variable Term Certificate"), "American Express Installment Certificate," "American Express Preferred Investors Certificate," "American Express Stock Market Certificate," "American Express Market Strategy Certificate," "American Express Equity Indexed Savings Certificate" (for sale through broker-dealers not affiliated with AECC), "American Express Investors Certificate" (including a form of American Express Investors Certificate offered to select investors who, among other things, invest at least $50 million in the certificate), and "American Express Special Deposits." The American Express Special Deposits is only marketed through offices of American Express Bank Ltd. (AEB) in England and Hong Kong and is not registered for sale in the United States. All certificates are currently sold without a sales charge. The American Express Installment Certificate, the American Express Flexible Savings Certificate, the American Express Stock Market Certificate, the American Express Preferred Investors Certificate, the American Express Market Strategy Certificate, the American Expres Equity Indexed Savings Certificate, the American Express Investors Certificate and the American Express Special Deposits currently bear surrender charges for premature surrenders. All of the above described certificates, except the American Express Special Deposits, are distributed pursuant to a Distribution Agreement with American Express Financial Advisors Inc., an affiliate of AECC. With respect to the American Express Investors Certificate and a form of the American Express Stock Market Certificate, American Express Financial Advisors Inc., in turn, has Selling Agent Agreements with American Express Bank International (AEBI), a subsidiary of American Express, and Coutts & Co. (USA) International (Coutts), a subsidiary of National Westminster Bank

PLC, for selling the certificates. With respect to the American Express Special Deposits, AECC has a Marketing Agreement with AEB, an indirect subsidiary of American Express, for marketing the certificate. AECC has a Distribution Agreement with American Express Service Corporation (AESC) under which AESC can distribute the American Express Stock Market Certificate and potentially other certificates. As of December 31, 2000, no certificates have been distributed through AESC. With respect to American Express Stock Market Certificate, American Express Financial Advisors Inc. has a Selling Agent Agreement effective March 10, 1999 with Securities America Inc., an affiliate of AECC. There is no assurance that AXP certificates will be distributed by AESC or sold by Securities America Inc.

         AEBI and Coutts are Edge Act corporations organized under the provisions of Section 25(a) of the Federal Reserve Act. American Express Financial Advisors Inc. has entered into a consulting agreement with AEBI under which AEBI provides consulting services related to any selling agent agreements between American Express Financial Advisors Inc. and other Edge Act corporations.

         AECC also offers one certificate in connection with certain employee benefit plans available to eligible American Express Financial Corporation employees, financial advisors, retirees, and eligible employees of the American Express funds, and to IRAs of persons retired as employees or financial advisors with American Express Financial Corporation. This certificate is called the Series D-1 Investment Certificate.

         Except for the American Express Investors Certificate and the American Express Special Deposits, all of the certificates are available as qualified investments for Individual Retirement Accounts (IRAs), or 401(k) plans and other qualified retirement plans.

         The specified maturities of the certificates range from ten to twenty years. Within that maturity period, most certificates have interest rate terms ranging from three to thirty-six months. Interest rates change and certificate owners can surrender their certificates without penalty at term end.

         The  American  Express  Cash  Reserve   Certificate  is  a  single  pay
certificate that permits additional investments and on which AECC guarantees interest in advance for a three-month term.

         The American Express Flexible Savings Certificate is a single payment certificate that permits a limited amount of additional payments and on which AECC guarantees interest in advance for a term of 6, 12, 18, 24, 30, or 36 months, and potentially other terms, at the buyer's option.

         The American Express Installment Certificate is an installment payment certificate that declares interest in advance for a three-month period and offers bonuses in the second through ninth years for regular investments.

         The American Express Stock Market Certificate is a single payment certificate that offers the certificate owner the opportunity to have all or part of his/her interest tied to 52- week stock market performance, as measured by a broad stock market index, with return of principal guaranteed by AECC. The owner can also choose to earn a fixed rate of interest. This certificate is sold to clients of American Express Financial Advisors Inc., and is available through Securities America Inc. under a Selling Agent Agreement effective March 10, 1999 with American Express Financial Advisors Inc., and may be available from time to time through American Express Service Corporation under its Distribution Agreement with AECC. This certificate is also marketed as the American Express Stock Market Certificate by AEBI and Coutts, under Selling Agent Agreements with American Express Financial Advisors Inc., to AEBI's clients and certain of Coutts' clients, respectively, who are neither citizens nor residents of the United States.

         The American Express Market Strategy Certificate is a single payment certificate that pays interest at a fixed rate or that offers the owner the opportunity to have all or part of his/her interest tied to 52-week stock market performance as measured by a broad stock market index, for a series of 52- week terms starting every month or at intervals the owner selects.

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

         The American Express Preferred Investors Certificate is a single payment certificate that combines a fixed rate of return with AECC's guarantee of principal for investments of $250,000 to $5,000,000. Interest rates are guaranteed in advance by AECC for a term of 1, 2, 3, 6, 12, 24 or 36 months, at the buyer's option.

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

         To AECC's knowledge, AECC is by far the largest issuer of face-amount certificates in the United States. However, such certificates compete with many other investments offered by banks, savings and loan associations, mutual funds, broker-dealers and others, which may be viewed by potential clients as offering a comparable or superior combination of safety and return on investment. In particular, some of AECC's products are designed to be competitive with the types of investment offered by banks and thrifts. Since AECC's face-amount certificates are securities, their offer and sale are subject to regulation under federal and state securities laws. AECC's certificates are backed by its qualified assets on deposit and are not insured by any governmental agency or other entity.

         For all the certificates, except for the American Express Investors Certificate, American Express Preferred Investors Certificate, and the American Express Special Deposits, AECC's current policy is to re-evaluate the certificate rates weekly to respond to marketplace changes. For the American Express Investors Certificate, American Express Preferred Investors Certificate, and the American Express Special Deposits, AECC's current policy is to re-evaluate the rates on a daily basis. For each product, AECC refers to an independent index or source to set the rates for new sales. Except for American Express Special Deposits, AECC must set the rates for an initial purchase of the certificate within a specified range of the rate from such index or source. For renewals, AECC uses such rates as an indication of the competitors' rates, but is not required to set rates within a specified range.

         For the American Express Flexible Savings Certificate, American Express Cash Reserve Certificate and the American Express Series D-1 Investment Certificate, the published rates of the BANK RATE MONITOR Top 25 Market Average(R) for various length bank certificates of deposit are used as the guide in setting rates. For the American Express Installment Certificate, the average interest rate for money market deposit accounts, as published by the BANK RATE MONITOR Top 25 Market Average(R) (the BRM Average), is used as a guide in setting rates. For the American Express Investors Certificate, American Express Preferred Investors Certificate, and American Express Special Deposits, the published average rates for comparable length dollar deposits available on an interbank basis, referred to as the London Interbank Offered Rates (LIBOR), are used as a guide in setting rates.

         To compete with popular short-term investment vehicles such as certificates of deposit, money market certificates and money market mutual funds that offer comparable yields, liquidity and safety of principal, AECC offers the American Express Cash Reserve Certificate and the American Express Flexible Savings Certificate. The yields and features on these products are designed to be competitive with such short-term products. The American Express Investors Certificate, American Express Preferred Investors Certificate and American Express Special Deposits also compete with short-term products, but use LIBOR rates. The American Express Installment Certificate is intended to help clients save systematically and may compete with passbook savings and NOW accounts. The American Express Stock Market Certificate, American Express Market Strategy Certificate and American Express Equity Indexed Savings Certificate are designed to offer interest tied to a major stock market index and principal guaranteed by AECC. Certain banks offer certificates of deposit that have features similar to the Stock Market Certificate, Market Strategy Certificate and Equity Indexed Savings Certificate.

         AECC's gross income is derived principally from interest and dividends generated by its investments. AECC's net income is determined by deducting from such gross income its provision for certificate reserves, and other expenses, including taxes, the fee paid to American Express Financial Corporation for advisory and other services, the distribution fees paid to American Express Financial Advisors Inc., and marketing fees paid to AEB.

         AECC may make forward-looking statements in documents such as this 10-K Annual Report. In addition, from to time to time, AECC through its management may make oral forward-looking statements. Forward-looking statements are subject to uncertainties that could cause actual results to differ materially from such statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. AECC undertakes no obligation to update publicly or revise any forward-looking statements.

The following table shows AECC's certificate payments received and certificate surrenders for the three years ended December 31, 2000:

                                                             2000             1999            1998
                                                             ----             ----            ----
                                                                        ($ in Millions)
Single Payment Certificates
     Non-Qualified
        Payments through:
          American Express Financial Advisors Inc.           $773.5          $950.2             $685.3
          AEBI, AEB, and Coutts                               636.1           387.7              303.0
        Surrenders through:
          American Express Financial Advisors Inc.            710.2           854.3              922.9
          AEBI, AEB, and Coutts                               482.9           358.4              370.6
     Qualified
        Payments through:
          American Express Financial Advisors Inc.            209.1           194.7              122.4
        Surrenders through:
          American Express Financial Advisors Inc.            151.8           160.7              164.7


Installment Payment Certificates
     Through American Express Financial Advisors Inc.

     Non-Qualified
       Payments                                                48.3            62.9               80.4
       Surrenders                                             101.8           114.5              118.5
     Qualified
       Payments                                                  .4            .6                  1.0
       Surrenders                                               1.4             1.8                2.5

         In 2000, approximately 39% of single payment certificate payments were through AEBI, AEB, and Coutts, and approximately 13% of single payment certificate payments and 1% of installment certificate payments were of tax-qualified certificates for use in IRAs, 401(k) plans and other qualified retirement plans.

         The certificates offered by American Express Financial Advisors Inc. are sold pursuant to a distribution agreement which is terminable on 60 days notice and is subject to annual approval by AECC's Board of Directors, including a majority of the directors who are not "interested persons" of American Express Financial Advisors Inc. or AECC as that term is defined in the 1940 Act. The agreement  provides  for the payment of  distribution  fees to American  Express
Financial  Advisors  Inc. for services  provided  thereunder.  American  Express
Financial  Advisors  Inc.  is a wholly  owned  subsidiary  of  American  Express
Financial Corporation. For the sale of the American Express Investors Certificate and the American Express Stock Market Certificate by AEBI, American Express Financial Advisors Inc., in turn, has Selling Agent Agreements with AEBI and Coutts. For the sale of American Express Stock Market Certificate and American Express Equity Indexed Savings Certificates, American Express Financial Advisors Inc. also has a Selling Agent Agreement with Securities America Inc. effective March 10, 1999. For the distribution of the American Express Stock Market Certificate, AECC has a distribution agreement with American Express Service Corporation. For marketing American Express Special Deposits, AECC has a Marketing Agreement with AEB. These agreements are terminable upon 60 days notice and subject to annual review by directors who are not "interested persons" of American Express Financial Advisors Inc. or AECC except that such annual review is not required for selling agent agreements.

         AECC receives advice, statistical data and recommendations with respect to the acquisition and disposition of securities for its portfolio from American Express Financial Corporation, under an investment management agreement which is subject to annual review by AECC's Board of Directors, including a majority of the directors who are not "interested persons" of American Express Financial Corporation or AECC.

         AECC is required to maintain cash and "qualified investments" meeting the standards of Section 28(b) of the 1940 Act, as modified by an order of the Securities and Exchange Commission (the SEC). The amortized cost of said investments must be at least equal to AECC's net liabilities on all outstanding face-amount certificates plus $250,000. So long as AECC wishes to rely on the SEC order, as a condition to the order, AECC has agreed to maintain an amount of unappropriated retained earnings and capital equal to at least 5% of net certificate reserves. For these purposes, net certificate reserves means certificate reserves less outstanding certificate loans. In determining compliance with this condition, qualified investments are valued in accordance with the provisions of Minnesota Statutes where such provisions are applicable. AECC's qualified assets consist of cash and cash equivalents, first mortgage loans on real estate, U.S. government and government agency securities, municipal bonds, corporate bonds, preferred stocks and other securities meeting specified standards. AECC has also entered into a written informal understanding with the State of Minnesota, Department of Commerce, that AECC will maintain capital equal to 5% of the assets of AECC (less any loans on outstanding certificates). When computing its capital for these purposes, AECC values its assets on the basis of statutory accounting for insurance companies rather than generally accepted accounting principles. AECC is subject to annual examination and supervision by the State of Minnesota, Department of Commerce (Banking Division).

         Distribution fees on sales of certain certificates are deferred and amortized over the estimated lives of the related certificates, which is approximately 10 years. Upon surrender, unamortized deferred distribution fees and any related surrender charges are recognized in income. Thus, these certificates must remain in effect for a period of time to permit AECC to recover such costs.


Item 2.  Properties
-------------------

         None.


Item 3.  Legal Proceedings
--------------------------

         Registrant has no material pending legal proceedings other than ordinary routine litigation incidental to its business.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         Item omitted pursuant to General Instructions I(2)(c) of Form 10-K.


                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
-------------------------------------------------------------------------
         Matters
         -------

         There is no market for the Registrant's common stock since it is a wholly owned subsidiary of American Express Financial Corporation and, indirectly, of American Express. Frequency and amount of cash dividends declared during the past two years are as follows:

         Dividend Payable Date
         ---------------------
         For the year ended December 31, 2000:

            January 28, 2000                   $ 5,000,000
                                               ===========

            Dividend Payable Date
            ---------------------
            For the year ended December 31, 1999:

            January 15, 1999                   $13,000,000
            June 4, 1999                        12,000,000
            November 29, 1999                   15,000,000
                                               -----------
                                               $40,000,000
                                               ===========

         Restriction on the Registrant's present or future ability to pay dividends:

         Certain series of installment certificates outstanding provide that cash dividends may be paid by AECC only in calendar years for which additional credits of at least 1/2 of 1% on such series of certificates have been authorized by AECC. This restriction has been removed for 2001 and 2002 by AECC's declaration of additional credits in excess of this requirement.

         Appropriated retained earnings resulting from the predeclaration of additional credits to AECC's certificate owners are not available for the payment of dividends by AECC. In addition, AECC will discontinue issuance of certificates subject to the predeclaration of additional credits and will make no further predeclaration as to outstanding certificates if at any time the capital and unappropriated retained earnings of AECC should be less than 5% of net certificate reserves (certificate reserves less certificate loans). At December 31, 2000, the capital and unappropriated retained earnings amounted to 5.68% of net certificate reserves.

Item 6.   Selected Financial Data
---------------------------------

SUMMARY OF SELECTED FINANCIAL INFORMATION

The following selected financial information has been derived from the audited financial statements and should be read in conjunction with those statements and the related notes to financial statements. Also see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional comments.


Year Ended Dec. 31, ($ thousands)

Statement of Operations Data

                                                              2000          1999         1998         1997         1996
Investment income                                         $266,106      $254,344     $273,135     $258,232     $251,481

Investment expenses                                         87,523        77,235       76,811       70,137       62,851

Net investment income before provision
     for certificate reserves and income
     tax (expense) benefit                                 178,583       177,109      196,324      188,095      188,630

Net provision for certificate reserves                     155,461       138,555      167,108      165,136      171,968

Net investment income before income
     tax (expense) benefit                                  23,122        38,554       29,216       22,959       16,662

Income tax (expense) benefit                                  (14)       (4,615)          265        3,682        6,537

Net investment income                                       23,108        33,939       29,481       26,641       23,199

Net realized (loss) gain on investments:

     Securities of unaffiliated issuers                   (10,110)         1,250        5,143          980        (444)

     Other-- unaffiliated                                       --            --           --           --          101

Net realized (loss) gain on investments
     before income taxes                                  (10,110)         1,250        5,143          980        (343)

Income tax (expense) benefit                                 3,539         (437)      (1,800)        (343)          120

Net realized (loss) gain on investments                    (6,571)           813        3,343          637        (223)

Net income-- wholly owned subsidiary                            --             4        1,646          328        1,251

Net income                                               $  16,537     $  34,756    $  34,470    $  27,606    $  24,227

Cash Dividends Declared

                                                            $5,000       $40,000      $29,500           $--     $65,000

Balance Sheet Data

Total assets                                            $4,032,745    $3,761,068   $3,834,244   $4,053,648   $3,563,234

Certificate loans                                           25,547        28,895       32,343       37,098       43,509

Certificate reserves                                     3,831,059     3,536,659    3,404,883    3,724,978    3,283,191

Stockholder's equity                                       166,514       141,702      222,033      239,510      194,550

American Express Certificate Company (AECC), formerly IDS Certificate Company, is 100% owned by American Express Financial Corporation (Parent).

Item 7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION  AND
--------------------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Results of operations

American Express Certificate Company's (AECC), formerly IDS Certificate Company, earnings are derived primarily from the after-tax yield on invested assets less investment expenses and interest credited on certificate reserve liabilities. Changes in earnings' trends occur largely due to changes in the rates of return on investments and the rates of interest credited to certificate owner accounts, and also due to changes in the mix of fully taxable and tax-advantaged investments in the AECC portfolio.

During 2000, total assets and certificate reserves increased $272 million and $294 million, respectively. The increase in total assets resulted primarily from certificate payments exceeding certificate maturities and surrenders. The increase in certificate reserves resulted primarily from interest accruals of $148 million and certificate sales exceeding certificate maturities and surrenders by $146 million.

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

2000 Compared to 1999

Gross investment income increased 4.6% due primarily to a higher average balance of invested assets.

Investment expenses increased 13.3% in 2000. The increase resulted primarily from the net of higher amortization of premiums paid for index options of $12.3 million and lower interest expense on interest rate swap and reverse repurchase agreements of $1.1 million and $.6 million, respectively.

Net provision for certificate reserves increased 12.2% due primarily to higher accrual rates and a higher average balance of certificate reserves during 2000.

The decrease in income tax benefit resulted primarily from less tax-advantaged investment income.

1999 Compared to 1998

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

Liquidity and cash flow

AECC's principal sources of cash are payments from sales of face-amount certificates and cash flows from investments. In turn, AECC's principal uses of cash are payments to certificate owners for matured and surrendered certificates, purchase of investments and payments of dividends to its Parent.

Certificate sales remained strong in 2000 reflecting clients' ongoing desire for safety of principal. Sales of certificates totaled $1.5 billion in both 2000 and 1999 compared to $1.1 billion in 1998. The higher certificate sales in 1999 over 1998 resulted primarily from special promotions of the seven- and 13-month term American Express Flexible Savings Certificate (formerly IDS Flexible Savings Certificate) which produced sales of $295 million. Certificate sales in 1999 benefited also, from higher sales of the American Express Market Strategy Certificate (formerly IDS Market Strategy Certificate) and American Express Investors Certificate of $95 million and $118 million, respectively.

Certificate maturities and surrenders totaled $1.5 billion during 2000 compared to $1.7 billion during both 1999 and 1998. The lower certificate maturities and surrenders in 2000 compared to 1999 and 1998, resulted primarily from lower surrenders of American Express Flexible Savings Certificates.

AECC, as an issuer of face-amount certificates, is affected whenever there is a significant change in interest rates. In view of the uncertainty in the investment markets and due to the short-term repricing nature of certificate reserve liabilities, AECC continues to invest in securities that provide for more immediate, periodic interest/principal payments, resulting in improved liquidity. To accomplish this, AECC continues to invest much of its cash flow in intermediate-term bonds and mortgage-backed securities.

AECC's investment program is designed to maintain an investment portfolio that will produce the highest possible after-tax yield within acceptable risk standards with additional emphasis on liquidity. The program considers investment securities as investments acquired to meet anticipated certificate owner obligations.

Under Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," debt securities that AECC has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities AECC does not have the positive intent to hold to maturity, as well as all marketable equity securities, are classified as available for sale and carried at fair value. The available-for-sale classification does not mean that AECC expects to sell these securities, but that under SFAS No. 115 positive intent criteria, these securities are available to meet possible liquidity needs should there be significant changes in market interest rates or certificate owner demand. See notes 1 and 3 to the financial statements for additional information relating to SFAS No. 115.

At Dec. 31, 2000, securities classified as held to maturity and carried at amortized cost were $.3 billion. Securities classified as available for sale and carried at fair value were $3.1 billion. These securities, which comprise 87% of AECC's total invested assets, are well diversified. Of these securities, approximately 97% have fixed maturities of which 90% are of investment grade. Other than U.S. Government Agency mortgage-backed securities, no one issuer represents more than 1% of total securities. See note 3 to financial statements for additional information on ratings and diversification.

During the year ended Dec. 31, 2000, write-downs of $11.4 million were recorded on AECC's below-investment-grade securities and the reserve for possible losses on investments in first mortgage loans on real estate was increased by $.2 million. These losses were partially offset by net realized gains of $1.5 million from investment security sales and redemptions.

At Dec. 31, 2000, approximately 8.5% of AECC's invested assets were below-investment-grade bonds. During the year 2000, the industry-wide default rate on below-investment-grade bonds increased significantly and this trend is expected to continue over the next year and possibly beyond.* Additional writedowns of AECC's below-investment-grade securities in 2001 are likely but the amount of any such writedowns cannot be estimated at this time.* AECC's management believes that there will be no adverse impact on the certificate owners of any such losses.*

During the year ended Dec. 31, 2000, securities classified as available for sale were sold with an amortized cost and fair value of $312 million and $313 million, respectively. The securities were sold in general management of the investment portfolio.

During the year ended Dec. 31, 2000, a security classified as held to maturity was tendered with an amortized cost and fair value of $5.0 million and $4.7 million, respectively. In addition, a held-to-maturity security with an amortized cost and fair value of $4.0 million and $4.1 million, respectively, was sold due to credit concerns. There were no sales or tenders of held-to-maturity securities during the year ended Dec. 31, 1999.

There were no transfers of available-for-sale or held-to-maturity securities during the years ended Dec. 31, 2000 and 1999.

In June 1998, the Financial Accounting Standards Board (FASB) issued, and subsequently amended, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which AECC adopted on Jan. 1, 2001. This Statement allows a one-time opportunity to reclassify held-to-maturity investments to available-for-sale without tainting the remaining securities in the held-to-maturity portfolio. AECC has elected to take this opportunity to reclass its held-to-maturity investments to available-for-sale. As of Jan. 1, 2001, the cumulative impact of applying the Statement's accounting requirements will not have a significant impact on AECC's financial position or results of operations.

Market risk and derivative financial instruments

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

* Statements in this discussion and analysis of AECC's financial condition and results of operations marked with an asterisk are forward-looking statements which are subject to risks and uncertainties. Important factors that could cause results to differ materially from these forward-looking statements include, among other things, changes in the industry-wide and AECC's default rate on below-investment-grade bonds over the next several months and beyond, changes in economic conditions, such as a recession or a substantial increase in prevailing interest rates, or other factors that could cause a slowdown in the economy, and changes in government regulation that affects the ability of issuers to repay their debt.

AECC primarily invests in intermediate-term and long-term fixed income securities to provide its certificate owners with a competitive rate of return on their certificates while managing risk. These investment securities provide AECC with a historically dependable and targeted margin between the interest rate earned on investments and the interest rate credited to certificate owners' accounts. AECC does not invest in securities to generate trading profits for its own account.

AECC's Investment Committee, which comprises senior business managers, meets regularly to review models projecting different interest rate scenarios and their impact on AECC's profitability. The committee's objective is to structure AECC's portfolio of investment securities based upon the type and behavior of the certificates in the certificate reserve liabilities, to achieve targeted levels of profitability and meet certificate contractual obligations.

Rates credited to certificate owners' accounts are generally reset at shorter intervals than the maturity of underlying investments. Therefore, AECC's margins may be negatively impacted by increases in the general level of interest rates. Part of the committee's strategies include the purchase of derivatives, such as interest rate caps, corridors, floors and swaps, for hedging purposes. On three series of certificates, interest is credited to the certificate owners' accounts based upon the relative change in a major stock market index between the beginning and end of the certificates' terms. As a means of hedging its obligations under the provisions of these certificates, the committee purchases and writes call options on the major stock market index. See note 9 to the financial statements for additional information regarding derivative financial instruments.

The negative impact on AECC's pretax earnings of the 100 basis point increase in interest rates, which assumes repricings and customer behavior based on the application of proprietary models to the book of business at Dec. 31, 2000 and 1999, would be approximately $3.4 million and $8.2 million for 2000 and 1999, respectively. The 10% decrease in a major stock market index level would have a minimal impact on AECC's pretax earnings as of Dec. 31, 2000 and 1999, because the income effect is a decrease in option income and a corresponding decrease in interest credited to the American Express Stock Market Certificate, American Express Market Strategy Certificate and American Express Equity Indexed Savings Certificate owners' accounts.

Ratios

The ratio of stockholder's equity, excluding accumulated other comprehensive loss net of tax, to total assets less certificate loans and net unrealized holding gains/losses on investment securities (capital to asset ratio) at Dec. 31, 2000 and 1999 was 5.4% and 5.5%, respectively. Under an informal agreement established with the Commissioner of Commerce for the State of Minnesota, AECC has agreed to maintain at all times a minimum capital to asset ratio of 5.0%.

Item 7A. Ouantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

         See Item 7.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

         1.   Financial Statements and Schedules Required under Regulation S-X
              ----------------------------------------------------------------


Index to Financial Statements and Schedules
-------------------------------------------                        Page
                                                                   ----
Financial Statements:

    Responsibility for Preparation of Financial Statements          22
    Report of Independent Auditors                                  23
    Balance Sheets, Dec. 31, 2000 and 1999                        24 - 25
    Statements of Operations, year ended Dec. 31, 2000,
         1999 and 1998                                            26 - 27
    Statements of Comprehensive Income, year ended
         Dec. 31, 2000, 1999 and 1998                               28
    Statements of Stockholder's Equity, year ended
         Dec. 31, 2000, 1999 and 1998                               29
    Statements of Cash Flows, year ended Dec. 31, 2000,
         1999 and 1998                                            30 - 31
    Notes to Financial Statements                                 32 - 49

Schedules:

      I -     Investments in Securities of Unaffiliated Issuers, Dec. 31, 2000
     II -     Investments in and Advances to Affiliates and Income Thereon,
                  Dec. 31, 2000, 1999 and 1998
    III -     Mortgage Loans on Real Estate and Interest earned on Mortgages, year ended Dec. 31, 2000
      V -     Qualified Assets on Deposit, Dec. 31, 2000
     VI -     Certificate Reserves, year ended Dec. 31, 2000
    VII -     Valuation and Qualifying Accounts, year ended Dec. 31, 2000, 1999 and 1998

         Schedules I, III and VI for the year ended Dec. 31, 1999, and Schedule VI for the year ended Dec. 31, 1998, are included in Registrant's Annual Reports on Form 10-K for the fiscal years ended Dec. 31, 1999 and Dec. 31, 1998, respectively, Commission file 2-23772, and are incorporated herein by reference.

         All other Schedules required by Article 6 of the Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

         2.   Supplementary Data
              ------------------

              None

Item 9.  Changes in and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure
         --------------------

              None

                                    PART III

         Items omitted pursuant to General Instructions I(2)(c) of Form 10-K.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K
------------------------------------------------------------------------------

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

              10(p) Letter Agreement, dated April 10, 2000, amending the Selling Agent Agreement, dated March 10, 1999, between American Express Financial Advisors Inc. and Securities America, Inc., filed electronically as Exhibit 10 (o) to Post-Effective Amendment No. 20 to Registration Statement 33-26844, is incorporated herein by reference.

              10(q)  (1)    Code of Ethics  under  rule  17j-1  for  Registrant,
                            filed   electronically   as  Exhibit   10(p)(1)   to
                            Pre-Effective   Amendment  No.  1  to   Registration
                            Statement No. 333-34982, is incorporated herein by reference.

                     (2) Code of Ethics under rule 17j-1 for Registrant's investment advisor and principal underwriters, filed electronically as Exhibit 10(p)(2) to Pre-Effective Amendment No. 1 to Registration Statement No. 333-34982, is incorporated herein by reference.

              10(r) Letter of Representations dated August 22, 2000 between American Express Certificate Company and the Depository Trust Company, filed electronically as Exhibit 10(r) to Post-Effective Amendment No. 2-552527 is incorporated herein by reference.

              11-23. None or not applicable.

              24(a). Officers' Power of Attorney,  dated October 12, 2000, filed electronically as exhibit 24(a) to Registrant's September 30, 2000 Quarterly Report on Form 10-Q, is incorporated herein by reference.

              24(b). Directors' Power of Attorney, dated October 12, 2000, filed electronically as exhibit 24(b) to Registrant's September 30, 2000 Quarterly Report on Form 10-Q, is incorporated herein by reference.

              25-99. None or not applicable.

       (b) Reports on Form 8-K filed during the last quarter of the period covered by this report. None.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT                      American Express Certificate Company

BY                          /s/ Paula R. Meyer *
NAME AND TITLE                  Paula R. Meyer, President
DATE                            March 29, 2001

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY                          /s/ Paula R. Meyer, *  * *
NAME AND TITLE                  Paula R. Meyer, President and Director
                                (Principal Executive Officer)
DATE                            March 29, 2001

BY                          /s/ Jeffrey S. Horton *
NAME AND TITLE                  Jeffrey S. Horton, Vice President and Treasurer
                                (Principal Financial Officer)
DATE                            March 29, 2001

BY                          /s/ Philip C. Wentzel *
NAME AND TITLE                  Philip C. Wentzel, Vice President and Controller
                                (Principal Accounting Officer)
DATE                            March 29, 2001

BY                          /s/ Rodney P. Burwell * *
NAME AND TITLE                  Rodney P. Burwell, Director
DATE                            March 29, 2001

BY                          /s/ Charles W. Johnson * *
NAME AND TITLE                  Charles W. Johnson, Director
DATE                            March 29, 2001

BY                          /s/ Jean B. Keffeler * *
NAME AND TITLE                  Jean B. Keffeler, Director
DATE                            March 29, 2001


BY                          /s/ Richard W. Kling * *
NAME AND TITLE                  Richard W. Kling, Chairman of the Board
                                of Directors and Director
DATE                            March 29, 2001

BY                          /s/ Thomas R. McBurney * *
NAME AND TITLE                  Thomas R. McBurney, Director
DATE                            March 29, 2001

BY                          /s/ Pamela J. Moret * *
NAME AND TITLE                  Pamela J. Moret, Director
DATE                            March 29, 2001

* Signed pursuant to Officers' Power of Attorney dated October 12, 2000, filed electronically as Exhibit 24(a) to Registrant's September 30, 2000 Quarterly Report on Form 10-Q, is incorporated herein by reference.




--------------------------------
Monica P. Vickman

* * Signed pursuant to Directors' Power of Attorney dated October 12, 2000, filed electronically as Exhibit 24(b) to Registrant's September 30, 2000 Quarterly Report on Form 10-Q, is incorporated herein by reference.




--------------------------------
Monica P. Vickman

American Express Certificate Company
Responsibility for Preparation of Financial Statements

The management of American Express Certificate Company (AECC) is responsible for the preparation and fair presentation of its financial statements. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States which are appropriate in the circumstances, and include amounts based on the best judgment of management. AECC's management is also responsible for the accuracy and consistency of other financial information included in this Form 10-K.

In recognition of its responsibility for the integrity and objectivity of data in the financial statements, AECC maintains a system of internal control over financial reporting. The system is designed to provide reasonable, but not absolute, assurance with respect to the reliability of AECC's financial statements. The concept of reasonable assurance is based on the notion that the cost of internal control should not exceed the benefits derived.

Internal control is founded on an ethical climate and includes an organizational structure with clearly defined lines of responsibility, policies and procedures, a Code of Conduct, and the careful selection and training of employees. Internal auditors monitor and assess the effectiveness of internal control and report their findings to management throughout the year. AECC's independent auditors are engaged to express an opinion on the year-end financial statements and, with the coordinated support of the internal auditors, review the financial records and related data and test internal controls over financial reporting.

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Security Holders
American Express Certificate Company:


We have audited the accompanying balance sheets of American Express Certificate Company ( formerly IDS Certificate Company) a wholly owned subsidiary of American Express Financial Corporation, as of December 31, 2000 and 1999, and the related statements of operations, comprehensive income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the index at Item 8. These financial statements and schedules are the responsibility of the management of American Express Certificate Company. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. Our procedures included confirmation of investments owned as of December 31, 2000 and 1999, by correspondence with custodians. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Express Certificate Company at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                          /s/ ERNST & YOUNG LLP
                                                              ERNST & YOUNG LLP
Minneapolis, Minnesota
February 8, 2001

Balance Sheets, Dec. 31,


Assets

($ thousands)                                                               2000              1999

Qualified Assets (note 2)
Investments in unaffiliated issuers (notes 3, 4 and 10):

     Cash and cash equivalents                                        $   58,711        $   47,086

     Held-to-maturity securities                                         317,732           464,648

     Available-for-sale securities                                     3,122,950         2,620,747

     First mortgage loans on real estate                                 358,575           378,047

     Certificate loans-- secured by certificate reserves                  25,547            28,895

Investments in and advances to affiliates                                    422               422

Total investments                                                      3,883,937         3,539,845

Receivables:

     Dividends and interest                                               47,901            41,584

     Investment securities sold                                            1,070               953

Total receivables                                                         48,971            42,537

Other (note 9)                                                            53,015           123,845

Total qualified assets                                                 3,985,923         3,706,227

Other Assets

Deferred federal income taxes (note 8)                                    30,501            42,590

Due from Parent for federal income taxes                                   7,016                --

Deferred distribution fees and other                                       9,305            12,251

Total other assets                                                        46,822            54,841

Total assets                                                          $4,032,745        $3,761,068


Balance Sheets, Dec. 31, (continued)

Liabilities and Stockholder's Equity

($ thousands, except share amounts)                                       2000              1999

Liabilities

Certificate Reserves (note 5):

     Installment certificates:

         Reserves to mature                                           $  215,971        $  263,204

         Additional credits and accrued interest                           7,088            10,932

         Advance payments and accrued interest                               697               838

         Other                                                                55                56

     Fully paid certificates:

         Reserves to mature                                            3,537,832         3,120,351

         Additional credits and accrued interest                          69,155           140,988

     Due to unlocated certificate holders                                    261               290

Total certificate reserves                                             3,831,059         3,536,659

Accounts Payable and Accrued Liabilities:

     Due to Parent (note 7A)                                                 771               733

     Due to Parent for federal income taxes                                   --             4,126

     Due to other affiliates (notes 7B through 7E)                           730               515

     Reverse repurchase agreements                                            --            25,000

     Payable for investment securities purchased                           1,946             1,734

     Other (notes 9 and 10)                                               31,725            50,599

Total accounts payable and accrued liabilities                            35,172            82,707

Total liabilities                                                      3,866,231         3,619,366

Commitments (note 4)

Stockholder's Equity (notes 5B, 5C, and 6)

Common stock, $10 par-- authorized and issued 150,000 shares               1,500             1,500

Additional paid-in capital                                               143,844           143,844

Retained earnings:

     Appropriated for predeclared additional credits/interest              2,684             2,879

     Appropriated for additional interest on advance payments                 15                10

     Unappropriated                                                       70,937            59,210

Accumulated other comprehensive loss-- net of tax (note 1)              (52,466)          (65,741)

Total stockholder's equity                                               166,514           141,702

Total liabilities and stockholder's equity                            $4,032,745        $3,761,068

See notes to financial statements.


Statements of Operations

Year ended Dec. 31, ($ thousands)                                               2000             1999              1998

Investment Income
Interest income from unaffiliated investments:

     Bonds and notes                                                        $204,923         $188,062          $209,408

     Mortgage loans on real estate                                            26,675           27,294            18,173

     Certificate loans                                                         1,471            1,662             1,896

Dividends                                                                     32,478           35,228            40,856

Other                                                                            559            2,098             2,802

Total investment income                                                      266,106          254,344           273,135

Investment Expenses

Parent and affiliated company fees (note 7):

     Distribution                                                             31,209           31,484            33,783

     Investment advisory and services                                          8,779            8,692             9,084

     Transfer agent                                                            3,300            3,572             3,932

     Depository                                                                  254              238               250

Options (note 9)                                                              43,430           31,095            21,012

Reverse repurchase agreements                                                    124              677             3,689

Interest rate swap agreements (note 9)                                            17            1,146             4,676

Other                                                                            410              331               385

Total investment expenses                                                     87,523           77,235            76,811

Net investment income before provision for
     certificate reserves and income tax (expense) benefit                   178,583          177,109           196,324


Provision for Certificate Reserves (notes 5 and 9)

According to the terms of the certificates:

     Provision for certificate reserves                                       12,599           11,493             9,623

     Interest on additional credits                                              714              874             1,032

     Interest on advance payments                                                 33               33                44

Additional credits/interest authorized by AECC:

     On fully paid certificates                                              134,633          118,371           146,434

     On installment certificates                                               8,483            8,676            11,001

Total provision for certificate reserves before reserve recoveries           156,462          139,447           168,134

Reserve recoveries from terminations prior to maturity                       (1,001)            (892)           (1,026)

Net provision for certificate reserves                                       155,461          138,555           167,108

Net investment income before income tax (expense) benefit                     23,122           38,554            29,216

Income tax (expense) benefit (note 8)                                           (14)          (4,615)               265

Net investment income                                                         23,108           33,939            29,481

Net realized (loss) gain on investments

Securities of unaffiliated issuers before income tax expense                (10,110)            1,250             5,143

Income tax (expense) benefit (note 8):

     Current                                                                   (537)          (1,151)           (1,800)

     Deferred                                                                  4,076              714                --

Total income tax (expense) benefit                                             3,539            (437)           (1,800)

Net realized (loss) gain on investments                                      (6,571)              813             3,343

Net income-- wholly owned subsidiary                                              --                4             1,646

Net income                                                                 $  16,537        $  34,756          $ 34,470

See notes to financial statements.


Statements of Comprehensive Income

Year ended Dec. 31, ($ thousands)                                               2000             1999              1998

Net income                                                                 $  16,537        $  34,756          $ 34,470

Other comprehensive income (loss) (note 1)

     Unrealized gains (losses) on available-for-sale securities:

         Unrealized holding gains (losses) arising during year                21,840        (112,460)          (32,020)

         Income tax (expense) benefit                                        (7,644)           39,361            11,207

         Net unrealized holding gains (losses) arising during period          14,196         (73,099)          (20,813)

         Reclassification adjustment for gains included in net income        (1,417)          (3,058)           (2,514)

         Income tax expense                                                      496            1,070               880

         Net reclassification adjustment for gains included in net income      (921)          (1,988)           (1,634)

Net other comprehensive income (loss)                                         13,275         (75,087)          (22,447)

Total comprehensive income (loss)                                            $29,812      $  (40,331)          $ 12,023

See notes to financial statements.


Statements of Stockholder's Equity

Year ended Dec. 31, ($ thousands)                                               2000             1999              1998

Common Stock

Balance at beginning and end of year                                       $   1,500        $   1,500          $  1,500

Additional Paid-in Capital

Balance at beginning and end of year                                        $143,844         $143,844          $143,844

Retained Earnings

Appropriated for predeclared additional credits/interest (note 5B)

Balance at beginning of year                                               $   2,879        $   3,710          $   6,375

Transferred to unappropriated retained earnings                                (195)            (831)           (2,665)

Balance at end of year                                                     $   2,684        $   2,879          $  3,710

Appropriated for additional interest on advance payments (note 5C)

Balance at beginning of year                                               $      10        $      10          $     50

Transferred from (to) unappropriated retained earnings                             5               --              (40)

Balance at end of year                                                     $      15        $      10          $     10

Unappropriated (note 6)

Balance at beginning of year                                               $  59,210        $  63,623          $ 55,948

Net income                                                                    16,537           34,756            34,470

Transferred from appropriated retained earnings                                  190              831             2,705

Cash dividends declared                                                      (5,000)         (40,000)          (29,500)

Balance at end of year                                                     $  70,937        $  59,210          $ 63,623

Accumulated other comprehensive (loss) income-- net of tax (note 1)

Balance at beginning of year                                               $(65,741)        $   9,346          $ 31,793

Net other comprehensive income (loss)                                         13,275         (75,087)          (22,447)

Balance at end of year                                                     $(52,466)        $(65,741)          $  9,346

Total stockholder's equity                                                 $ 166,514        $ 141,702          $222,033

See notes to financial statements.


Statements of Cash Flows

Year ended Dec. 31, ($ thousands)                                               2000             1999              1998

Cash Flows from Operating Activities

Net income                                                               $    16,537      $    34,756       $    34,470

Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
     activities:

     Net income of wholly owned subsidiary                                        --              (4)           (1,646)

     Net provision for certificate reserves                                  155,461          138,555           167,108

     Interest income added to certificate loans                                (914)          (1,037)           (1,180)

     Amortization of premiums/discounts-net                                   42,192           29,030            22,620

     Provision for deferred federal income taxes                               4,940          (1,063)           (3,088)

     Net realized loss (gain) on investments before income taxes              10,110          (1,250)           (5,143)

     (Increase) decrease in dividends and interest receivable                (6,317)            4,995             2,238

     Decrease in deferred distribution fees                                    2,946            3,533             5,310

     (Increase) decrease in other assets                                     (7,016)            1,082           (1,082)

     (Decrease) increase in other liabilities                                (2,823)         (18,390)            16,814

Net cash provided by operating activities                                    215,116          190,207           236,421

Cash Flows from Investing Activities

Maturity and redemption of investments:

     Held-to-maturity securities                                             138,150          134,907           161,649

     Available-for-sale securities                                           447,643          426,257           468,218

     Other investments                                                        68,877           73,387            76,894

Sale of investments:

     Held-to-maturity securities                                               8,836               --             6,245

     Available-for-sale securities                                           312,612          107,244           344,901

Certificate loan payments                                                      3,399            4,162             4,006

Purchase of investments:

     Held-to-maturity securities                                               (161)          (6,785)           (1,034)

     Available-for-sale securities                                       (1,250,487)        (554,270)         (663,347)

     Other investments                                                      (49,460)        (102,183)         (189,905)

Certificate loan fundings                                                    (3,197)          (3,680)           (3,703)

Net cash (used in) provided by investing activities                        (323,788)           79,039           203,924


Cash Flows from Financing Activities

Payments from certificate owners                                           1,667,475        1,596,079         1,192,026

Proceeds from reverse repurchase agreements                                       --          123,500           919,500

Dividend from wholly owned subsidiary                                             --               --             8,000

Certificate maturities and cash surrenders                               (1,517,178)      (1,662,239)       (1,729,871)

Payments under reverse repurchase agreements                                (25,000)        (239,500)         (800,500)

Dividends paid                                                               (5,000)         (40,000)          (29,500)

Net cash provided by (used in) financing activities                          120,297        (222,160)         (440,345)

Net increase in cash and cash equivalents                                     11,625           47,086                --

Cash and cash equivalents at beginning of year                                47,086               --                --

Cash and cash equivalents at end of year                                 $    58,711      $    47,086       $        --

Supplemental Disclosures Including Non-cash Transactions

Cash paid (received) for income taxes                                    $     2,558      $     9,233       $    (1,217)

Certificate maturities and surrenders through loan reductions                  4,060            4,003             5,632

See notes to financial statements.

Notes to Financial Statements

($ in thousands unless indicated otherwise)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business

American Express Certificate Company (AECC), formerly IDS Certificate Company, is a wholly owned subsidiary of American Express Financial Corporation (Parent), which is a wholly owned subsidiary of American Express Company. AECC is registered as an investment company under the Investment Company Act of 1940 ("the 1940 Act") and is in the business of issuing face-amount investment certificates. The certificates issued by AECC are not insured by any government agency. AECC's certificates are sold primarily by American Express Financial Advisors Inc.'s (AEFA) (an affiliate) field force operating in 50 states, the District of Columbia and Puerto Rico. AECC's Parent acts as investment advisor for AECC.

On Jan. 28, 2000, the AECC Board of Directors approved the name change of IDS Certificate Company to American Express Certificate Company effective April 26, 2000.

AECC currently offers ten types of certificates with specified maturities ranging from 10 to 20 years. Within their specified maturity, most certificates have interest rate terms of one- to 36-months. In addition, three types of certificates have interest tied, in whole or in part, to any upward movement in a broad-based stock market index. Except for two types of certificates, all of the certificates are available as qualified investments for Individual Retirement Accounts or 401(k) plans and other qualified retirement plans.

AECC's gross income is derived primarily from interest and dividends generated by its investments. AECC's net income is determined by deducting from such gross income its provision for certificate reserves, and other expenses, including taxes, the fee paid to Parent for investment advisory and other services, and the distribution fees paid to AEFA.

Described below are certain accounting policies that are important to an understanding of the accompanying financial statements.

Basis of financial statement presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States. AECC uses the equity method of accounting for its wholly owned unconsolidated subsidiary, which is the method prescribed by the Securities and Exchange Commission (SEC) for non-investment company subsidiaries of issuers of face-amount certificates.

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

Preferred stock dividend income

AECC recognizes dividend income from cumulative redeemable preferred stocks with fixed maturity amounts on an accrual basis similar to that used for recognizing interest income on debt securities. Dividend income from perpetual preferred stock is recognized on an ex-dividend basis.

Investment securities

Cash equivalents are carried at amortized cost, which approximates fair value. AECC has defined Cash and cash equivalents as cash in banks and highly liquid investments with a maturity of three months or less at acquisition and are not interest rate sensitive.

Debt securities that AECC has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities AECC does not have the positive intent to hold to maturity, as well as all marketable equity securities, are classified as Available for sale and carried at fair value. Unrealized holding gains and losses on securities classified as Available for sale are carried, net of deferred income taxes, as Accumulated other comprehensive loss in Stockholder's Equity.

The basis for determining cost in computing realized gains and losses on securities is specific identification. When there is a decline in value that is other than temporary, the securities are carried at fair value with the amount of adjustment included in income.

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

AECC generally stops accruing interest on mortgage loans for which interest payments are delinquent more than three months. Based on management's judgment as to the ultimate collectibility of principal, interest payments received are either recognized as income or applied to the recorded investment in the loan.

Certificates

Investment certificates may be purchased either with a lump-sum payment or by installment payments. Certificate owners are entitled to receive at maturity a definite sum of money. Payments from certificate owners are credited to investment certificate reserves. Investment certificate reserves accumulate interest at specified percentage rates as declared by AECC. Reserves also are maintained for advance payments made by certificate owners, accrued interest thereon, and for additional credits in excess of minimum guaranteed rates and accrued interest thereon. On certificates allowing for the deduction of a surrender charge, the cash surrender values may be less than accumulated investment certificate reserves prior to maturity dates. Cash surrender values on certificates allowing for no surrender charge are equal to certificate reserves. The payment distribution, reserve accumulation rates, cash surrender values, reserve values and other matters are governed by the 1940 Act.

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

Federal income taxes

AECC's taxable income or loss is included in the consolidated federal income tax return of American Express Company. AECC provides for income taxes on a separate return basis, except that, under an agreement between Parent and American Express Company, tax benefits are recognized for losses to the extent they can be used in the consolidated return. It is the policy of the Parent and its subsidiaries that the Parent will reimburse a subsidiary for any tax benefits recorded.

Accounting developments

In June 1998, the Financial Accounting Standards Board (FASB) issued, and subsequently amended, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which AECC adopted on Jan. 1, 2001. This Statement establishes accounting and reporting standards for derivative instruments, including some embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value.

Changes in the fair value of a derivative will be recorded in income or directly to equity, depending on the instrument's designated use. Upon adoption of SFAS No. 133, AECC will use cash flow hedge accounting on its interest rate swaps.

A one-time opportunity to reclassify held-to-maturity investments to available-for-sale is allowed without tainting the remaining securities in the held-to-maturity portfolio. AECC has elected to take this opportunity to reclass its held-to-maturity investments to available-for-sale.

As of Jan 1, 2001, the cumulative impact of applying the Statement's accounting requirements will not have a significant impact on AECC's financial position or results of operations.

2. DEPOSIT OF ASSETS AND MAINTENANCE OF  QUALIFIED ASSETS

A) Under the provisions of its certificates and the 1940 Act, AECC was required to have Qualified Assets (as that term is defined in Section 28(b) of the 1940
Act) in the amount of  $3,829,659  and  $3,476,365  at Dec.  31,  2000 and 1999,
respectively. AECC had Qualified Assets of $4,064,694 at Dec. 31, 2000 and $3,805,634 at Dec. 31, 1999, excluding net unrealized depreciation on Available-for-sale securities of $80,717 and $101,141 at Dec. 31, 2000 and 1999, respectively, and Payable for investment securities purchased of $1,946 and $1,734 at Dec. 31, 2000 and 1999, respectively.

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

B) Pursuant to provisions of the certificates, the 1940 Act, the central depository agreement and to requirements of various states, qualified assets of AECC were deposited as follows:

                                                                                       Dec. 31, 2000

                                                                                         Required

                                                                       Deposits          deposits          Excess
Deposits to meet certificate liability requirements:

States                                                              $        360     $        320        $       40

Central Depository                                                     4,051,611        3,800,923           250,688

Total                                                                 $4,051,971       $3,801,243          $250,728



                                                                                       Dec. 31, 1999

                                                                                         Required

                                                                       Deposits          deposits          Excess

Deposits to meet certificate liability requirements:

States                                                              $        364     $        325        $       39

Central Depository                                                     3,682,847        3,444,056           238,791

Total                                                                 $3,683,211       $3,444,381          $238,830

The assets on deposit at Dec. 31, 2000 and 1999 consisted of securities having a deposit value of $3,589,196 and $3,217,101, respectively; mortgage loans of $358,575 and $378,047, respectively; and other assets of $104,200 and $88,063, respectively.

American Express Trust Company is the central depository for AECC. See note 7C.

3. INVESTMENTS IN SECURITIES

A) Fair values of investments in securities represent market prices or estimated fair values when quoted prices are not available. Estimated fair values are determined by using established procedures, involving review of market indexes, price levels of current offerings and comparable issues, price estimates and market data from independent brokers and financial files. The procedures are reviewed annually. AECC's vice president, investments, reports to the board of directors on an annual basis regarding such pricing sources and procedures to provide assurance that fair value is being achieved.

A summary of Held-to-maturity securities and Available-for-sale securities at Dec. 31, is as follows:

                                                                                 2000

                                                                                           Gross            Gross

                                                      Amortized          Fair           unrealized       unrealized

                                                        cost             value             gains           losses
Held to maturity:

U.S. Government and agencies obligations            $      161        $      169          $     8          $     --

Mortgage-backed securities                              12,604            12,764              160                --

Corporate debt securities                               35,794            35,845              713               662

Stated maturity preferred stock                        269,173           271,902            5,974             3,245

Total                                               $  317,732        $  320,680          $ 6,855          $  3,907



Available for sale:

U.S. Government and agencies obligations            $      199        $      205          $     6          $     --

Mortgage-backed securities                           1,106,998         1,121,923           15,747               822

State and municipal obligations                         17,911            18,281              370                --

Corporate debt securities                            1,902,799         1,810,187           13,715           106,327

Stated maturity preferred stock                         66,752            66,134              565             1,183

Perpetual preferred stock                              109,008           106,220              533             3,321

Total                                               $3,203,667        $3,122,950          $30,936          $111,653


                                                                                 1999

                                                                                           Gross            Gross

                                                      Amortized          Fair           unrealized       unrealized

                                                        cost             value             gains           losses

Held to maturity:

U.S. Government and agencies obligations            $      364        $      365          $     1          $     --

Mortgage-backed securities                              16,662            16,596              178               244

Corporate debt securities                               78,267            78,970            1,402               699

Stated maturity preferred stock                        369,355           375,052            6,398               701

Total                                               $  464,648        $  470,983          $ 7,979          $  1,644



Available for sale:

Mortgage-backed securities                          $  773,120        $  763,195          $ 2,339          $ 12,264

State and municipal obligations                         33,430            33,615              265                80

Corporate debt securities                            1,743,621         1,653,271            1,944            92,294

Stated maturity preferred stock                         62,708            62,370              292               630

Perpetual preferred stock                              109,009           108,296              574             1,287

Total                                               $2,721,888        $2,620,747          $ 5,414          $106,555

The Amortized cost and Fair value of Held-to-maturity securities and Available-for-sale securities, by contractual maturity, at Dec. 31, 2000, are shown below. Cash flows may differ from contractual maturities because issuers may have the right to call or prepay obligations.

                                                   Amortized       Fair

                                                     cost          value

Held to maturity:

Due within 1 year                             $     50,996  $     52,326

Due after 1 year through 5 years                   105,431       105,067

Due after 5 years through 10 years                 148,701       150,523

                                                   305,128       307,916

Mortgage-backed securities                          12,604        12,764

Total                                          $   317,732   $   320,680



Available for sale:

Due within 1 year                              $   125,591   $   125,682

Due after 1 year through 5 years                 1,043,320     1,032,010

Due after 5 years through 10 years                 493,840       414,700

Due after 10 years                                 324,910       322,415

                                                 1,987,661     1,894,807

Mortgage-backed securities                       1,106,998     1,121,923

Perpetual preferred stock                          109,008       106,220

Total                                           $3,203,667    $3,122,950

During the years ended Dec. 31, 2000 and 1999, there were no securities classified as trading securities.

The proceeds from sales of Available-for-sale securities and the gross realized gains and gross realized losses on those sales during the years ended Dec. 31, were as follows:

                                          2000           1999          1998

Proceeds                               $312,728       $105,112      $346,353

Gross realized gains                      4,447          3,270         4,487

Gross realized losses                     3,136            195         1,461

During the years ended Dec. 31, 2000 and 1999, AECC recognized losses of $11,413 and $2,141, respectively, due to declines in the fair value of available-for-sale securities that were other than temporary. These amounts are reflected in Net unrealized loss on investments in the Statements of Operations. No such losses were recognized during the year ended Dec. 31, 1998.

Sales of Held-to-maturity securities, due to credit concerns and acceptance of a tender offer during the year ended Dec. 31, 2000, and acceptance of a tender offer during the year ended Dec. 31, 1998, were as follows:

                                           2000           1999          1998

Amortized cost                           $9,015            $--         $6,182

Gross realized gains                         94            --              63

Gross realized losses                       273            --              --

There were no sales of Held-to-maturity securities during the year ended Dec. 31, 1999.

During the years ended Dec. 31, 2000 and 1999, no securities were reclassified from held to maturity to available for sale.

B) Investments in securities with fixed maturities comprised 87% and 84% of AECC's total invested assets at Dec. 31, 2000 and 1999, respectively. Securities are rated by Moody's and Standard & Poors (S&P), or by Parent's internal analysts, using criteria similar to Moody's and S&P, when a public rating does not exist. A summary of investments in securities with fixed maturities by rating of investment is as follows:

Rating                                          2000           1999

Aaa/AAA                                           44%           36%

Aa/AA                                              1             2

Aa/A                                               1             2

A/A                                               13            15

A/BBB                                              3             3

Baa/BBB                                           28            31

Below investment grade                            10            11

                                                 100%          100%

Of the securities rated Aaa/AAA, 73% and 72% at Dec. 31, 2000 and 1999, respectively, are U.S. Government Agency mortgage-backed securities that are not rated by a public rating agency. At Dec. 31, 2000 and 1999, approximately 13% of securities with fixed maturities, other than U.S. Government Agency mortgage-backed securities, are rated by Parent's internal analysts.

At Dec. 31, 2000 and 1999 no one issuer, other than U.S. Government Agency mortgage-backed securities, is greater than 1% of AECC's total investment in securities with fixed maturities.

C) AECC reserves freedom of action with respect to its acquisition of restricted securities that offer advantageous and desirable investment opportunities. In a private negotiation, AECC may purchase for its portfolio all or part of an issue of restricted securities. Since AECC would intend to purchase such securities for investment and not for distribution, it would not be "acting as a distributor" if such securities are resold by AECC at a later date.

The fair values of restricted securities are determined by the board of directors using the procedures and factors described in note 3A.

In the event AECC were to be deemed to be a distributor of the restricted securities, it is possible that AECC would be required to bear the costs of registering those securities under the Securities Act of 1933, although in most cases such costs would be incurred by the issuer of the restricted securities.

4. INVESTMENTS IN FIRST MORTGAGE  LOANS ON REAL ESTATE

At Dec. 31, 2000 and 1999, AECC's recorded investment in impaired mortgage loans was $155 and $233, respectively, and the reserve for loss on those amounts was $nil and $161, respectively. During 2000, 1999 and 1998, the average recorded investment in impaired mortgage loans was $195, $267 and $331, respectively.

AECC recognized $13, $25 and $31 of interest income related to impaired mortgage loans for the years ended Dec. 31, 2000, 1999 and 1998, respectively.

The reserve for loss on mortgage loans increased $233 during the year ended Dec. 31, 2000, from $511 at Dec. 31, 1999 to $744 at Dec. 31, 2000 and decreased $100 during the year ended Dec. 31, 1999, from $611 at Dec. 31, 1998, to $511 at Dec. 31, 1999. During the year ended Dec. 31, 1998, there was no change in the reserve for loss on mortgage loans of $611.

At Dec. 31, 2000 and 1999, approximately 9% and 10%, respectively, of AECC's invested assets were First mortgage loans on real estate. A summary of First mortgage loans on real estate by Region and Property Type at Dec. 31, is as follows:

Region                                          2000           1999

South Atlantic                                    20%           20%

West North Central                                18            19

East North Central                                16            16

Mountain                                          16            16

West South Central                                12            12

Pacific                                            7             7

New England                                        6             5

Middle Atlantic                                    5             5

Total                                            100%          100%



Property Type                                   2000           1999

Office buildings                                  28%           29%

Retail/shopping centers                           27            26

Apartments                                        17            17

Industrial buildings                              15            15

Other                                             13            13

Total                                            100%          100%

The Carrying amounts and Fair values of First mortgage loans on real estate at Dec. 31, follows: The Fair values are estimated using discounted cash flow analysis, using market interest rates currently being offered for loans with similar maturities.

                                                            Dec. 31, 2000                      Dec. 31, 1999

                                                      Carrying           Fair            Carrying           Fair
                                                       amount            value            amount            value
First mortgage loans on real estate                   $359,319          $356,283         $378,558          $359,018

Reserve for losses                                        (744)               --             (511)               --

Net first mortgage loans on real estate               $358,575          $356,283         $378,047          $359,018

At Dec. 31, 2000 and 1999, commitments for fundings of first mortgage loans, at market interest rates, aggregated $1,200 and $800, respectively. AECC holds the mortgage document, which gives it the right to take possession of the property if the borrower fails to perform according to the terms of the agreements. AECC employs policies and procedures to ensure the creditworthiness of the borrowers and that funds will be available on the funding date. AECC's loan fundings are restricted to 80% or less of the market value of the real estate at the time of the loan funding. Management believes there is no fair value for these commitments.

5. CERTIFICATE RESERVES

Reserves maintained on outstanding certificates have been computed in accordance with the provisions of the certificates and Section 28 of the 1940 Act. The average rates of accumulation on certificate reserves at Dec. 31, were as follows:

                                                                           2000

                                                                          Average           Average
                                                                           gross          additional
                                                    Reserve            accumulation         credit
                                                    balance                rate              rate

Installment certificates:

Reserves to mature:
  With guaranteed rates                           $   16,217                3.50%             1.65%

  Without guaranteed rates (A)                       199,754               --                 4.13

Additional credits and accrued interest                7,088                3.17             --

Advance payments and accrued interest (C)                697                3.22              1.93

Other                                                     55               --                --

Fully paid certificates:

Reserves to mature:

  With guaranteed rates                              113,194                3.20              1.78

  Without guaranteed rates (A) and (D)             3,424,638               --                 3.06

Additional credits and accrued interest               69,155                3.12             --

Due to unlocated certificate holders                     261               --                --

Total                                             $3,831,059


                                                                           1999

                                                                          Average           Average
                                                                           gross          additional
                                                    Reserve            accumulation         credit
                                                    balance                rate              rate

Installment certificates:

Reserves to mature:

  With guaranteed rates                           $   18,817                3.50%              .50%

  Without guaranteed rates (A)                       244,387               --                 3.14

Additional credits and accrued interest               10,932                3.16             --

Advance payments and accrued interest (C)                838                3.20              1.30

Other                                                     56               --                --

Fully paid certificates:

Reserves to mature:

  With guaranteed rates                              129,019                3.20               .95

  Without guaranteed rates (A) and (D)             2,991,332               --                 4.13

Additional credits and accrued interest              140,988                3.15             --

Due to unlocated certificate holders                     290               --                --

Total                                             $3,536,659

A) There is no minimum rate of accrual on these reserves. Interest is declared periodically, quarterly or annually, in accordance with the terms of the separate series of certificates.

B) On certain series of single payment certificates, additional interest is predeclared for periods greater than one year. At Dec. 31, 2000, $2,684 of retained earnings had been appropriated for the predeclared additional interest, which represents the difference between certificate reserves on these series, calculated on a statutory basis, and the reserves maintained per books.

C) Certain series of installment certificates guarantee accrual of interest on advance payments at an average of 3.22%. AECC has increased the rate of accrual to 5.15% through April 30, 2002. An appropriation of retained earnings amounting to $15 has been made, which represents the estimated additional accrual that will result from the increase granted by AECC.

D) American Express Stock Market Certificate, American Express Market Strategy Certificate and American Express Equity Indexed Savings Certificate enable the certificate owner to participate in any relative rise in a major stock market index without risking loss of principal. Generally the certificates have a term of 12 months and may continue for up to 20 successive terms. The reserve balance on these certificates at Dec. 31, 2000 and 1999 was $1,063,383 and $886,240, respectively.

E) Fair values of certificate reserves with interest rate terms of one year or less approximated the carrying values less any applicable surrender charges. Fair values for other certificate reserves are determined by a discounted cash flow analysis using interest rates currently offered for certificates with similar remaining terms, less any applicable surrender charges.

The Carrying amounts and Fair values of certificate reserves at Dec. 31, consisted of the following:

                                                                2000                               1999

                                                      Carrying           Fair            Carrying           Fair

                                                       amount             value           amount            value
Reserves with terms of one year or less             $3,576,811        $3,575,189       $3,246,098        $3,244,495

Other                                                  254,248           254,499          290,561           294,899

Total certificate reserves                           3,831,059         3,829,688        3,536,659         3,539,394

Unapplied certificate transactions                       1,255             1,255              756               756

Certificate loans and accrued interest                 (25,843)          (25,843)         (29,219)          (29,219)

Total                                               $3,806,471        $3,805,100       $3,508,196        $3,510,931

6. DIVIDEND RESTRICTION

Certain series of installment certificates outstanding provide that cash dividends may be paid by AECC only in calendar years for which additional credits of at least one-half of 1% on such series of certificates have been authorized by AECC. This restriction has been removed for 2001 and 2002 by AECC's declaration of additional credits in excess of this requirement.

7. FEES PAID TO PARENT AND AFFILIATED COMPANIES  ($ NOT IN THOUSANDS)

A) The basis of computing fees paid or payable to Parent for Investment advisory, joint facilities, technology support and treasury services is:

The investment advisory and services agreement with Parent provides for a graduated scale of fees equal on an annual basis to 0.750% on the first $250 million of total book value of assets of AECC, 0.650% on the next $250 million, 0.550% on the next $250 million, 0.500% on the next $250 million and 0.107% on the amount in excess of $1 billion. Effective Jan. 1, 1998, the fee on the amount in excess of $1 billion was changed from 0.450% to 0.107%. The fee is payable monthly in an amount equal to one-twelfth of each of the percentages set forth above. Excluded from assets for purposes of this computation are first mortgage loans, real estate and any other asset on which AECC pays an outside service fee.

B) The basis of computing fees paid or payable to American Express Financial Advisors Inc. (AEFA) (an affiliate) for Distribution services is:

Fees payable to AEFA on sales of AECC's certificates are based upon terms of agreements giving AEFA the right to distribute the certificates covered under the agreements. The agreements provide for payment of fees over a period of time.

From time to time, AECC may sponsor or participate in sales promotions involving one or more of the certificates and their respective terms. These promotions may offer a special interest rate to attract new clients or retain existing clients. To cover the cost of these promotions, distribution fees paid to AEFA may be lowered. For the promotion of the seven-month interest rate term IDS Flexible Savings Certificate which occurred March 10, 1999 to June 8, 1999, and the promotion of the seven- and 13-month interest rate term IDS Flexible Savings Certificate which occurred August 4, 1999 to April 25, 2000, the distribution fee was lowered to 0.067%.

The Aggregate fees payable under the agreements per $1,000 face amount of installment certificates and a summary of the periods over which the fees are payable are:

                                                                                                      Number of
                                                                                                     certificate
                                                                                                     years over
                                                                     Aggregate fees payable             which
                                                                                                     subsequent
                                                                     First         Subsequent        years' fees
                                                   Total             year             years          are payable
On sales effective April 30, 1997                 $25.00             $2.50           $22.50              9

Fees on the American Express Cash Reserve (formerly IDS Cash Reserve) Certificate are paid at a rate of 0.20% of the purchase price at the time of issuance and 0.20% of the reserves maintained for these certificates at the beginning of the second and subsequent quarters from issue date.

Effective April 26, 2000, fees on the American Express Flexible Savings (formerly IDS Flexible Savings) Certificate are paid at a rate of 0.08% of the purchase price at the time of issuance and 0.08% of the reserves maintained for these certificates at the beginning of the second and subsequent quarters from issue date. For certificates sold from April 30, 1997 to April 25, 2000, fees were paid at the rate of 0.20% of the purchase price at time of issuance and 0.20% of the reserves maintained for these certificates at the beginning of the second and subsequent quarters from issue date.

Fees on the American Express Investors Certificate are paid at an annualized rate of 1% of the reserves maintained for the certificates. Fees are paid at the end of each term on certificates with a one-, two- or three-month term. Fees are paid each quarter from date of issuance on certificates with a six-, 12-, 24- or 36-month term.

Fees on the American Express Preferred Investors (formerly IDS Preferred Investors) Certificate are paid at a rate of 0.165% of the initial payment on issue date of the certificate and 0.165% of the certificate's reserve at the beginning of the second and subsequent quarters from issue date.

Effective April 28, 1999, fees on the American Express Stock Market (formerly IDS Stock Market), sold through AEFA, and American Express Market Strategy (formerly IDS Market Strategy) Certificates are paid at a rate of 0.90%. For certificates sold from April 30, 1997 to April 27, 1999, fees were paid at the rate of 0.70%. Fees are paid on the purchase price on the first day of the certificate's term and on the reserves maintained for these certificates at the beginning of each subsequent term.

Effective April 26, 2000, fees on the American Express Stock Market Certificates, sold through American Express Bank International, are paid at a rate of 0.90%. For certificates sold from April 28, 1999 to April 25, 2000, fees were paid at the rate of 1.00%. For certificates sold from April 30, 1997 to April 27, 1999, fees were paid at a rate of 1.25%. Fees are paid on the purchase price on the first day of the certificate's term and on the reserves maintained for these certificates at the beginning of each subsequent term.

Fees on the American Express Equity Indexed Savings Certificate are paid at a rate of 1.00% of the initial investment on the first day of each certificate's term and 1.00% of the certificate's reserve at the beginning of each subsequent term.

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

E) The basis of computing Transfer agent fees paid or payable to American Express Client Service Corporation (AECSC) (an affiliate) is:

Under a Transfer Agency Agreement effective Jan. 1, 1998, AECSC maintains certificate owner accounts and records. AECC pays AECSC a monthly fee of one-twelfth of $10.353 per certificate owner account for this service. Prior to Jan. 1, 1998, AEFC provided this service to AECC under the investment advisory and services agreement.

8. INCOME TAXES

Income tax (expense) benefit as shown in the Statements of Operations for the three years ended Dec. 31, consists of:

                                          2000           1999          1998

Federal:

  Current                               $ 8,586        $(5,978)      $(5,668)

  Deferred                               (4,941)         1,063         4,183

                                          3,645         (4,915)       (1,485)

State                                      (120)          (137)          (50)

Total income tax (expense) benefit      $ 3,525        $(5,052)      $(1,535)

Income tax (expense) benefit differs from that computed by using the U.S. Statutory rate of 35%. The principal causes of the difference in each year are shown below:

                                           2000           1999          1998

Federal tax expense at
  U.S. statutory rate                   $(4,554)     $(13,932)      $(12,026)

Tax-exempt interest                           82            264           394

Dividend exclusion                         8,064          8,730        10,121

Other, net                                    53             23            26

Federal tax (expense) benefit            $ 3,645      $  (4,915)    $  (1,485)

Deferred income taxes result from the net tax effects of temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in differences between income for tax purposes and income for financial statement purposes in future years. Principal components of AECC's Deferred tax assets and Deferred tax liabilities as of Dec. 31, are as follows:

Deferred tax assets                                    2000          1999

Certificate reserves                                $  1,869       $21,741

Investment reserves                                    5,081         1,005

Investment unrealized losses                          28,251        35,399

Investments                                              646            --

Other, net                                                18            19

Total deferred tax assets                            $35,865       $58,164



Deferred tax liabilities

Deferred distribution fees                          $  3,255      $  4,286

Purchased/written call options                         1,523        10,494

Dividends receivable                                     543           490

Investments                                               --           261

Return of capital dividends                               43            43

Total deferred tax liabilities                         5,364        15,574

Net deferred tax assets                              $30,501       $42,590

AECC is required to establish a valuation allowance for any portion of the Deferred tax assets that management believes will not be realized. In the opinion of management, it is more likely than not that AECC will realize the benefit of the Deferred tax assets and, therefore, no such valuation allowance has been established.

9. DERIVATIVE FINANCIAL INSTRUMENTS

AECC enters into transactions involving derivative financial instruments as an end user (nontrading). AECC uses these instruments to manage its exposure to interest rate risk and equity price risk, including hedging specific transactions. AECC manages risks associated with these instruments as described below.

Market risk is the possibility that the value of the derivative financial instrument will change due to fluctuations in a factor from which the instrument derives its value, primarily an interest rate or a major market index. AECC is not impacted by market risk related to derivatives held because derivatives are largely used to manage risk and, therefore, the cash flows and income effects of the derivatives are inverse to the effects of the underlying hedged transactions.

Credit risk is the possibility that the counterparty will not fulfill the terms of the contract. AECC monitors credit risk related to derivative financial instruments through established approval procedures, including setting concentration limits by counterparty, reviewing credit ratings and requiring collateral where appropriate. At Dec. 31, 2000, AECC's counterparties to the interest rate swaps are rated A or better by nationally recognized rating agencies. The counterparties to the purchased call options are eight major broker/dealers that are rated A or better by nationally recognized rating agencies.

The notional or contract amount of a derivative financial instrument is generally used to calculate the cash flows that are received or paid over the life of the agreement. Notional amounts do not represent market or credit risk and are not recorded on the Balance Sheets.

Credit risk related to derivative financial instruments is measured by the replacement cost of those contracts at the balance sheet date. The replacement cost represents the fair value of the instrument, and is determined by market values, dealer quotes or pricing models.

AECC's holdings of derivative financial instruments at Dec. 31, were as follows:

                                                                                   2000

                                                      Notional                                               Total
                                                     or contract        Carrying           Fair             credit
                                                       amount            value             value             risk
Assets:

  Purchased S&P 500 futures                           $      3          $     --         $  2,003          $     --

  Purchased call options                                   620            53,015           31,105            31,105

  Total                                                                  $53,015          $33,108           $31,105

Liabilities:

  Interest rate swaps                                 $500,000          $     --         $  6,332          $     --

  Written call options                                     620           27,822             9,664                --

  Total                                                                  $27,822          $15,996          $     --



                                                                                   1999

                                                      Notional                                               Total
                                                     or contract        Carrying           Fair             credit
                                                       amount             value            value             risk

Assets:

  Purchased call options                                  $532          $123,845         $112,176          $112,176

Liabilities:

  Written call options                                    $532          $ 47,911         $ 65,625          $     --

Interest rate caps, corridors, floors and swaps, and options may be used to manage AECC's exposure to changing interest rates. These instruments are used primarily to protect the margin between the interest earned on investments and the interest rate credited to investment certificate owners.

Interest rate swaps at Dec. 31, 2000, with a notional amount of $250,000 reset monthly and $250,000 reset quarterly. AECC pays a fixed rate on the notional amount ranging from 7.07% to 7.31% and receives a floating rate on the notional amount tied to the London Interbank Offered Rate. There is no amount carried on the Balance Sheets. Interest earned and interest expensed under the agreements are shown net in Investment Expenses or Other Investment Income, as appropriate.

AECC offers a series of certificates which pays interest based upon the relative change in a major stock market index between the beginning and end of the certificates' term. The certificate owners have the option of participating in the full amount of increase in the index during the term (subject to a specified maximum) or a lesser percentage of the increase plus a guaranteed minimum rate of interest. As a means of hedging its obligations under the provisions of these certificates, AECC purchases and writes call options on the major market index. The options are cash settlement options, that is, there is no underlying security to deliver at the time the contract is closed out.

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

On the same series of certificates, AECC also purchases futures on the index to hedge its obligations. The futures are marked-to-market daily and exchange traded, exposing AECC to no counterparty risk. For futures contracts that meet the criteria for hedge accounting, gains and losses are deferred in Other comprehensive income and will be recognized in Provision for certificate reserves upon sale or disposition of the hedged investment. For futures that do not meet the criteria for hedge accounting, gains and losses are recognized currently in Provision for certificate reserves.

A summary of open option contracts at Dec. 31, is as follows:

                                                   2000

                                Contract          Average         Index at
                                 amount        strike price     Dec. 31, 2000

Purchased call options             $620            1,428             1,320

Written call options                620            1,580             1,320



                                                   1999

                                Contract          Average         Index at
                                 amount        strike price     Dec. 31, 1999

Purchased call options             $532            1,326             1,469

Written call options                532            1,453             1,469

10. FAIR VALUES OF FINANCIAL INSTRUMENTS

AECC discloses fair value information for most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. The fair value of the financial instruments presented may not be indicative of their future fair values. The estimated fair value of certain financial instruments such as Cash and cash equivalents, Receivables for Dividends and interest, and Investment securities sold, Accounts Payable Due to Parent and other affiliates, Payable for investment securities purchased and Other accounts payable and accrued expenses are approximated to be the carrying amounts disclosed in the Balance Sheets. Non-financial instruments, such as Deferred distribution fees, are excluded from required disclosure. AECC's off-balance sheet intangible assets, such as AECC's name and future earnings of the core business are also excluded. AECC's management believes the value of these excluded assets is significant. The fair value of AECC, therefore, cannot be estimated by aggregating the amounts presented.

A summary of fair values of financial instruments as of Dec. 31, is as follows:

                                                                2000                                 1999

                                                      Carrying             Fair           Carrying           Fair
                                                        value              value            value            value

Financial assets:
  Assets for which carrying values
     approximate fair values                      $   107,309        $   107,309      $    89,206       $    89,206

  Investment securities (note 3)                    3,440,682          3,443,630        3,085,395         3,091,730

  First mortgage loans on real estate (note 4)        358,575            356,283          378,047           359,018

  Derivative financial instruments (note 9)            53,015             33,108          123,845           112,176

Financial liabilities:

  Liabilities for which carrying values
     approximate fair values                            4,516              4,516           33,944            33,944

  Certificate reserves (note 5)                     3,806,471          3,805,100        3,508,196         3,510,931

  Derivative financial instruments (note 9)            27,822             15,996           47,911            65,625

AMERICAN EXPRESS CERTIFICATE COMPANY
(formerly IDS Certificate Company)

Investments in Securities of Unaffiliated Issuers                    Schedule I
($ in thousands)

                                                             Bal Held at
                                                             12/31/00
                                                             Principal Amt
                                                             of Bonds & Notes            Cost               Value at
                                                                  or                    (Notes              12/31/00
Issuer Name and Issue Title                                  # of Shares                 a & c)             (Note a)


    BONDS AND NOTES
    United States Government-
     Direct Obligations
         U S TREASURY                  5.625%   2006                    200                  199                 205         (f)
         US TREASURY NOTE              5.875%   2004                    165                  161                 169
                                                          ------------------     ----------------    ----------------

    Total U.S. Government - Direct Obligations                          365                  360                 374
                                                          ------------------     ----------------    ----------------

    Other Bonds and Notes

    United States Government Agencies
         GNMA ARM #8157                7.375%   2023                  2,968                3,013               2,994         (f)
         GNMA ARM #8206                7.375%   2017                    755                  755                 761         (f)
         GNMA ARM #8240                7.750%   2017                    480                  474                 487         (f)
         GNMA ARM #8251                7.750%   2017                     42                   42                  43         (f)
         GNMA ARM #8274                7.125%   2017                  1,449                1,448               1,460         (f)
         GNMA ARM #8283                7.125%   2017                    199                  199                 201         (f)
         GNMA ARM #8293                7.125%   2017                    340                  340                 342         (f)
         GNMA ARM #8353                7.375%   2018                    608                  605                 614         (f)
         GNMA ARM #8341                7.375%   2018                    100                  100                 101         (f)
         GNMA ARM #8365                7.375%   2018                  1,019                1,019               1,029         (f)
         GNMA ARM #8377                7.750%   2018                    452                  452                 459         (f)
         GNMA ARM #8428                7.125%   2018                    201                  202                 203         (f)
         GNMA ARM #8440                7.125%   2018                    568                  568                 572         (f)
         GNMA ARM #8638                7.375%   2025                  4,010                4,043               4,048         (f)
         FHLMC 15 #G10350 GLD          6.500%   2010                 11,346               11,325              11,410         (f)
         FHLMC 15YR G10364             7.000%   2010                  7,926                7,888               8,035         (f)
         FHLM 15 6.5 #G10369           6.500%   2010                 19,568               19,365              19,702         (f)
         FHLMC 15YR GOLD               6.500%   2010                  9,630                9,590               9,684         (f)
         FH15YR #G10439 GOLD           6.500%   2011                  2,414                2,362               2,428         (f)
         FHLMC 15YR G10627             6.500%   2011                 15,616               15,408              15,679         (f)
         FHLMC 15YR G10665 GD          7.000%   2012                 37,709               37,622              38,185         (f)
         FHLMC 15YR #G10949            6.500%   2014                 13,224               13,055              13,220         (f)
         FHLMC 15YR #G11000            7.000%   2015                 22,889               22,642              23,185         (f)
         FHLMC 15YR #G11004            7.000%   2015                  7,147                7,110               7,221         (f)
         FHLMC 15YR #G11009            7.000%   2015                 17,677               17,586              17,859         (f)
         FHLMC 15YR #G11060            6.500%   2015                 29,459               28,847              29,450         (f)
         FHLMC 15YR #G11067            6.500%   2014                 35,365               35,188              35,354         (f)
         FHLMC ARM #845154             8.319%   2022                  1,335                1,375               1,378         (f)
         FHLMC ARM #845523             8.270%   2023                  1,441                1,483               1,487         (f)
         FHLMC ARM #845654             8.443%   2024                  4,164                4,221               4,306         (f)
         FHLMC ARM #845730             8.437%   2024                  7,038                7,264               7,232         (f)
         FHLMC ARM #845733             8.259%   2024                  6,808                6,921               7,016         (f)
         FHLMC ARM #846072             8.082%   2022                  2,194                2,245               2,233         (f)
         FHLMC ARM#846107LIB           9.105%   2025                  1,968                2,011               2,014         (f)
         FHLMC 15YR #E76761            6.500%   2014                 15,787               15,531              15,782         (f)


         FHLMC 15YR #E77557            6.500%   2014                  1,973                1,930               1,972         (f)
         FHLMC 15YR #E80594            6.500%   2014                  7,573                7,414               7,573         (f)
         FHLMC 15 YR #E81066           6.500%   2014                 14,040               13,748              14,040         (f)
         FHLMC 15YR #E81459            6.500%   2014                  6,735                6,593               6,735         (f)
         FHLMC #846752 HYBD            6.974%   2030                 23,331               23,005              23,690         (f)
         FHLMC 5/1 HYBRID ARM          7.104%   2030                 25,221               25,035              25,182         (f)
         FHLMC ARM #350190             8.375%   2022                  1,447                1,490               1,493         (f)
         FHLMC GOLD E00151             7.500%   2017                  2,572                2,642               2,634         (f)
         FHLMC 15YR #E00383            7.000%   2010                  7,772                7,760               7,876         (f)
         FHLMC15YR E00388GOLD          7.000%   2010                  5,048                4,981               5,135         (f)
         FH GD 15YR #E00426            6.500%   2011                  4,733                4,693               4,754         (f)
         FHLMC GOLD #E00476            6.500%   2012                 10,326               10,107              10,332         (f)
         FHLMC GOLD E00484             6.500%   2012                  4,426                4,333               4,432         (f)
         FHLMC E00659 GOLD             6.000%   2014                 25,648               24,592              25,356         (f)
         FHLMC 15YR #E00732            6.500%   2014                 27,576               26,981              27,567         (f)
         FHLMC ARM 3/1#787102          7.125%   2030                 15,046               14,958              15,148         (f)
         FHLMC 30YR #786921            6.757%   2029                 19,182               18,999              19,329         (f)
         FNMA 3/1 HYBRID ARM           6.984%   2030                 24,609               24,440              24,917         (f)
         FHLMC T-009 A2 HEL            6.430%   2013                  2,722                2,722               2,712         (f)
         FHLMC 2019 CLASS C            6.500%   2019                 11,653               11,384              11,671         (f)
         FHLMC 2050 AB CMO             6.250%   2023                 14,051               13,768              14,003         (f)
         FHLMC 2149 CLASS DK           6.000%   2026                 16,814               16,432              16,539         (f)
         FHLMC 2185 CL A CMO           6.000%   2024                 17,833               17,347              17,577         (f)
         FHLMC 2184 CL TA CMO          6.500%   2026                  8,348                8,224               8,367         (f)
         FHLMC CMO 213 AB              7.000%   2005                 20,000               19,935              20,150         (f)
         FHLMC 15YR #380025            9.500%   2003                    154                  153                 156
         FHLMC 15 YR #200035           9.000%   2001                     15                   15                  15         (f)
         FHLMC 15 YR #200048           9.000%   2001                     50                   50                  50
         FHLMC 15 YR #200064           8.000%   2002                     44                   44                  44         (f)
         FHLMC 15 YR #212119           9.500%   2001                     18                   18                  18         (f)
         FHLMC 15 YR #218648           9.500%   2002                      3                    3                   3         (f)
         FHLMC 15 YR #219679           9.500%   2003                     66                   66                  67         (f)
         FHLMC 15 YR #219757          11.000%   2003                     19                   20                  19
         FHLMC 15 YR #502175          10.500%   2004                      5                    5                   5         (f)
         FHLMC 15YR                   11.000%   2003                     11                   11                  11         (f)
         FHLMC ARM #605041             8.477%   2019                    149                  149                 153         (f)
         FHLMC ARM #605048             7.993%   2018                    572                  572                 581         (f)
         FHLMC ARM #605050             8.243%   2018                    234                  234                 241         (f)
         FHLMC ARM #630048             7.375%   2018                     11                   11                  11         (f)
         FHLMC ARM #630074             7.625%   2018                    288                  288                 288         (f)
         FHLMC ARM 840031              8.114%   2019                    152                  152                 155         (f)
         FHLMC ARM #840035             8.152%   2019                    265                  265                 268         (f)
         FHLMC ARM #840036             8.331%   2019                    460                  460                 471         (f)
         FHLMC ARM #840072             7.993%   2019                    924                  924                 938         (f)
         FHLMC ARM #405360             8.135%   2019                    463                  463                 474         (f)
         FHLMC ARM #405014             8.061%   2019                    391                  391                 399         (f)
         FHLMC ARM #405092             7.795%   2019                    530                  531                 540         (f)
         FHLMC ARM #405185             7.628%   2018                    698                  698                 709         (f)
         FHLMC ARM #405243             8.168%   2019                    377                  377                 385         (f)
         FHLMC ARM #405437             8.296%   2019                    208                  208                 213         (f)
         FHLMC ARM #405455             8.126%   2019                    512                  512                 522         (f)
         FHLMC ARM #405615             7.985%   2019                    505                  505                 513         (f)
         FHLMC ARM #405675             8.375%   2020                    244                  244                 251         (f)
         FHLMC ARM #605432             8.216%   2017                    385                  385                 394         (f)
         FHLMC ARM #605433             7.926%   2017                    878                  878                 893         (f)
         FHLMC ARM #605454             7.935%   2017                  2,011                2,011               2,034         (f)
         FHLMC ARM #606024             7.662%   2019                    738                  738                 742         (f)
         FHLMC ARM #606025             7.662%   2019                  2,861                2,861               2,866         (f)
         FHLMC ARM #635054             8.283%   2020                     89                   89                  89         (f)
         FHLMC ARM#785363 3X1          8.039%   2025                  1,659                1,681               1,719         (f)
         FHLMC ARM#785619 3X1          8.750%   2026                  1,046                1,051               1,069         (f)

         FHLMC ARM#785634 3X1          8.600%   2026                  2,183                2,190               2,233         (f)
         FHLMC ARM#865008 3X3          7.931%   2018                  2,966                2,966               3,033         (f)
         FHLMC LOANS #885005           9.500%   2002                    238                  237                 242         (f)
         FHLMC LOANS #885008          10.000%   2003                    471                  472                 480         (f)
         FHLMC 15 YR #885009           9.500%   2003                    535                  534                 545
         FHLMC ARM #606903             7.365%   2022                    211                  211                 210         (f)
         FNMA CMO 2000-32 AL           7.000%   2025                 24,282               24,094              24,531         (f)
         FNMA 96-10 C CMO SEQ          6.500%   2023                  4,616                4,467               4,588         (f)
         FNMA 97-2C CMO                7.000%   2020                 15,981               15,986              16,033         (f)
         FNMA SER 97-2E                7.000%   2024                 10,000                9,890              10,180         (f)
         FN 97 11 K SEQ CM0            7.125%   2023                    133                  134                 133         (f)
         FNMA 97-17 CMO                7.000%   2022                 15,436               15,369              15,490         (f)
         FNMA 97-54 CLASS B            6.500%   2022                 14,458               14,262              14,492         (f)
         FNMA 97-74 G SEQ CMO          6.500%   2024                  5,077                5,058               5,062         (f)
         FNMA 98-8 A SEQ CMO           6.500%   2024                  5,456                5,458               5,458         (f)
         FN 98 50 CLASS PA             6.000%   2012                 11,773               11,782              11,724         (f)
         FNMA 1999-51 LJ CMO           6.500%   2021                 10,343               10,192              10,486         (f)
         FNMA 15 6.0 #50973            6.000%   2009                 20,388               20,027              20,289         (f)
         FNMA 30 YR #51617            10.000%   2017                     49                   49                  53         (f)
         FNMA 30 YR #27880             9.000%   2016                     25                   26                  26         (f)
         FNMA 30 YR #36225             9.000%   2016                     90                   92                  95         (f)
         FNMA 30 YR #040877            9.000%   2017                     36                   37                  38         (f)
         FNMA 15 YR #66458            10.000%   2004                    927                  932                 940
         FNMA ARM #70117               7.815%   2017                    268                  268                 272         (f)
         FNMA ARM #70007               7.674%   2017                    929                  930                 942         (f)
         FNMA 15 YR 70694 MEG          9.500%   2005                    563                  566                 592
         FNMA #73227 MULT-FAM          6.700%   2005                  1,846                1,858               1,851         (f)
         FNMA ARM#105989 3X3           7.522%   2020                    866                  866                 890         (f)
         FNMA ARM#88879 3X3            7.860%   2019                  1,298                1,298               1,334         (f)
         FNMA ARM#89125 SEMI           8.001%   2019                  3,218                3,283               3,236         (f)
         FNMA ARM #97822               8.087%   2020                     39                   39                  40         (f)
         FNMA 15YR 190534              6.000%   2018                 10,513               10,349              10,462
         FNMA ARM#190726 SEMI          8.264%   2033                  5,318                5,425               5,418         (f)
         FNMA ARM #249907              8.242%   2024                  3,877                3,934               4,021         (f)
         FNMA 7.0 15YR 250670          7.000%   2011                  3,058                3,080               3,098         (f)
         FNMA 15YR #250671             7.500%   2011                  8,966                8,988               9,156         (f)
         FNMA 15 YR #A250857           7.000%   2012                  9,302                9,282               9,413         (f)
         FNMA 15YR #252259             5.500%   2014                 26,299               25,853              25,566         (f)
         FNMA 15YR 5.5 252344          5.500%   2014                 23,441               22,896              22,767         (f)
         FNMA 15YR #252381             5.500%   2014                 21,973               21,429              21,352         (f)
         FNMA 10YR #303115             6.500%   2004                  4,768                4,634               4,769         (f)
         FNMA ARM #303259              8.160%   2025                  2,884                2,960               2,964         (f)
         FNMA 15YR #303445             5.500%   2009                 11,534               11,161              11,350         (f)
         FNMA 15YR #303779             6.000%   2011                 20,888               20,550              20,759         (f)
         FNMA 15YR #313042             7.000%   2011                  6,966                6,994               7,048         (f)
         FNMA 15YR #313522             7.000%   2012                 18,448               18,554              18,692         (f)
         FNMA 15 YR #313561            8.000%   2012                  8,623                8,787               8,868         (f)
         FNMA 15YR 6% #323290          6.000%   2013                 23,037               22,881              22,754         (f)
         FNMA 15YR #323748             6.500%   2014                 21,079               20,625              21,066         (f)
         FNMA 15YR #367005             7.000%   2012                  6,545                6,510               6,629         (f)
         FNMA 15YR #509806             6.500%   2014                  9,028                8,945               9,028         (f)
         FNMA ARM 5/1 #535239          6.509%   2039                 23,254               22,669              23,140         (f)
         FNMA 15 YR #535213            7.000%   2015                 49,536               49,092              50,032         (f)
         FNMA 5/1 HYBRID ARM           6.895%   2030                 23,844               23,453              23,734         (f)
         FNMA 3/1 HYBRID ARM           7.000%   2030                 14,279               14,103              14,419         (f)
                                                          ------------------     ----------------    ----------------

    Total United States Government Agencies                       1,131,771            1,119,602           1,134,687
                                                          ------------------     ----------------    ----------------


    Municipal Bonds

    California
         CAL HSG 95-O TAX MUN          7.740%   2016                  5,445                5,445               5,522  (b)    (f)
         CAL HSG FIN 1996-M            7.890%   2016                  4,865                4,865               4,958  (b)    (f)

    Colorado
         CO HLTH-POUDRE TAXAB          6.950%   2003                  7,500                7,496               7,694  (b)    (f)

    New York
         NEW YORK PWR AUTH             9.500%   2001                     15                   15                  15  (b)    (f)
         WY VALLEY PA SWR              5.125%   2007                     90                   90                  92  (b)    (f)
                                                          ------------------     ----------------    ----------------


    Total Municipal Bonds                                            17,915               17,911              18,281
                                                          ------------------     ----------------    ----------------

    Public Utility
         AES CORP SNR SUB NTS          8.375%   2007                  5,000                4,982               4,806     (d) (f)
         ALABAMA POWER                 7.850%   2003                  7,000                6,986               7,205         (f)
         ALLIED WASTE                  7.375%   2004                  2,800                2,737               2,688         (f)
         ASHLAND OIL MTN               7.830%   2005                 10,000               10,000              10,298         (f)
         AVON ENERGY                   6.730%   2002                  4,750                4,750               4,714     (d) (f)
         BAROID CORP                   8.000%   2003                  5,000                4,994               5,135
         BARRETT RESOURCES             7.550%   2007                  3,000                3,003               2,987         (f)
         CSW INVESTMENTS 144A          6.950%   2001                 10,000                9,998               9,989     (d) (f)
         SPPC 99-1A ABS                6.400%   2011                  6,600                6,597               6,540         (f)
         CALPINE CORP                  7.750%   2009                  3,500                3,498               3,274         (f)
         CENTURYTEL INC                7.750%   2012                  5,900                5,897               5,942         (f)
         CINERGY CORP                  6.125%   2004                  4,000                3,996               3,833         (f)
         CONOCO INC GLOBAL             5.900%   2004                  7,500                7,493               7,450         (f)
         CROSS TIMBERS OIL CO          8.750%   2009                  3,000                3,000               3,045         (f)
         CYTEC INDUSTRIES INC          6.500%   2003                 10,500               10,495              10,229         (f)
         DOMINION RESOURCES            7.600%   2003                 16,000               15,998              16,373         (f)
         DYNEGY CORP                   6.875%   2002                  3,000                2,998               3,014         (f)
         ENRON CORP                    6.625%   2003                  5,000                5,017               5,052         (f)
         ENRON CORP                    6.450%   2001                 10,000               10,000               9,988         (f)
         GLOBAL CROSSING HLDG          9.500%   2009                  1,500                1,462               1,418         (f)
         INTERMEDIA COMM               9.500%   2009                  2,000                1,992               1,400         (f)
         KN ENERGY INC                 6.450%   2003                  8,000                7,993               7,979         (f)
         LIMESTONE ELCTN 144A          8.625%   2003                 11,000               11,083              11,314     (d) (f)
         LYONDELL CHEM CO              9.625%   2007                  1,500                1,511               1,455         (f)
         MCN INV`T CORP MTN            6.890%   2002                  9,000                9,008               9,022         (f)
         MIDAMERICAN ENERGY            7.375%   2002                  5,000                4,991               5,071         (f)
         NRG ENERGY P/C 144A           8.700%   2005                  8,000                7,991               8,128     (d) (f)
         NEW PARK RESOURCES            8.625%   2007                  2,500                2,521               2,319         (f)
         NEXTEL COMMUNICATION          9.375%   2009                  1,500                1,473               1,399         (f)
         NIAGARA MHWK PWR              7.375%   2003                  3,000                3,058               3,073         (f)
         NI SOURCE                     7.500%   2003                  5,000                4,992               5,111         (f)
         NORCEN ENERGY RES             6.800%   2002                 10,000                9,994               9,953         (f)
         PP&L CAPITAL FDG MTN          7.750%   2005                  3,000                2,997               3,050         (f)
         PUBLIC SERV E&G CAP           6.800%   2002                 10,000               10,011              10,090     (d) (f)
         PUB SERVICE ELEC GAS          6.740%   2001                 12,000               12,000              12,055     (d) (f)
         PRAXAIR INC                   6.750%   2003                  5,000                4,899               4,986         (f)
         QWEST COMMUNICATION           7.250%   2008                  3,000                3,000               2,977         (f)
         REPUBLIC SERVICES             6.625%   2004                  5,000                4,981               4,881         (f)
         RIO ALTO EXPLORATION          7.690%   2005                  9,000                9,000               9,000     (d) (f)
         ROGERS CANTEL INC             8.800%   2007                  1,000                1,000               1,000         (f)
         SANTA FE SNYDER               8.050%   2004                  2,000                1,982               2,026         (f)
         SMITH INT`L INC               7.240%   2001                 10,000               10,000               9,996     (d) (f)
         SOUTHERN CAL EDISON           7.200%   2003                  4,000                3,994               3,410         (f)
         SPRINT CORP                   8.125%   2002                  5,000                5,062               5,079         (f)
         TELEFONICA EUROPE             7.350%   2005                  8,000                7,997               8,082         (f)
         USX CORP                      7.200%   2004                 13,000               13,212              13,137         (f)
         USA WASTE SERVICES            6.500%   2002                 10,000                9,998               9,806         (f)
         US WEST CAP FDG               6.875%   2001                 10,000                9,996              10,016         (f)
         VODAFONE AIRTOUCH             7.625%   2005                  5,000                4,993               5,166         (f)
         WILLIAMS COMM                10.875%   2009                    500                  497                 373         (f)
         WILLIAMS CO INC               6.500%   2002                 12,000               11,996              12,018         (f)
                                                          ------------------     ----------------    ----------------

    Total Public Utility                                            318,050              318,123             317,352
                                                          ------------------     ----------------    ----------------


    Finance
         AG CAP SR NT FLT A            7.580%   2004                 20,000               19,988              19,500     (d) (f)
         AMB REIT                      7.200%   2005                  5,000                4,993               5,026         (f)
         AT&T CAPITAL CORP             6.900%   2002                 15,000               14,979              15,112         (f)
         AERCO LDT S-1A CL C1          7.970%   2023                 13,324               13,197              12,824         (f)
         O`N`E` LOAN TRUST 97          7.480%   2007                 25,000               26,972              26,972     (d) (f)
         ATHENA CBO FLT  AAA           7.710%   2010                 10,000                9,970              10,025     (d) (f)
         BAMS 1998-2 1A5               6.750%   2028                 16,414               16,211              16,512         (f)
         BANK OF AMERICA GBL           6.625%   2004                  5,000                4,993               5,031         (f)
         BANPONCE FIN CORP             6.580%   2003                  5,000                4,992               5,026         (f)
         BISTRO TRST 1997-100          6.350%   2002                  7,000                6,993               7,051     (d) (f)
         BISTRO TRT 98-1000            6.580%   2001                 14,000               14,000              13,975     (d) (f)
         CWHL 2000-7R A1 CMO           6.500%   2030                 19,532               19,146              19,529         (f)
         CAITHNESS COSO FUND           6.800%   2001                    492                  492                 485         (f)
         CAPITAL ONE BANK              6.375%   2003                  5,500                5,492               5,371         (f)
         CAPITAL ONE BANK              7.610%   2003                 12,000               12,000              12,001         (f)
         CARAVELLE INV B FLTG          8.340%   2005                 17,500               17,500              16,782         (f)
         CARCO AUTO 97-1               6.689%   2004                  4,924                4,924               4,930         (f)
         CATERPILLER FINANCE           6.875%   2004                  5,000                4,986               5,066         (f)
         CCMSC 1997-2 CLSS A1          6.450%   2004                  3,241                3,242               3,268         (f)
         CHASE 1999-AS2A H1            6.500%   2029                  8,522                8,542               8,507         (f)
         CHASE 99-S13 A1 CMO           6.500%   2014                  8,977                8,686               9,023         (f)
         COMMERCIAL CREDIT             8.250%   2001                  9,000                8,982               9,125         (f)
         CONTI FINANCIAL CORP          8.375%   2003                  4,913                1,719                 712     (e) (f)
         CONTI MTG HEL TRTA-6          6.690%   2016                 10,000                9,999              10,044         (f)
         CONTI 98-1 CLASS A5           6.430%   2016                 10,000                9,999              10,007         (f)
         DLJ CMC 99-CG3 A1-A           7.120%   2008                  9,371                9,412               9,749         (f)
         ML CLO SR98 DELANO-1          7.880%   2009                 10,500               10,480               7,429         (f)
         DIME BANCORP                  9.000%   2002                  5,000                5,000               5,020         (f)
         DUKE REALTY                   7.300%   2003                  7,500                7,496               7,591         (f)
         ECH FUNDING 98-1 A-2          8.000%   2010                 19,000               19,000              17,041     (d) (f)
         EQUICREDIT 97-3 A6            6.610%   2021                  5,000                5,006               5,037         (f)
         ELAN PHARMACEUTICAL           8.430%   2002                 10,000               10,000              10,065     (d) (f)
         FDIC 96-1C CLASS 1A           6.750%   2026                  1,789                1,789               1,793         (f)
         FMAC LLC 98-D CL A-1          6.111%   2019                  3,345                3,354               3,329     (d) (f)
         FBMS 93-2 CL B1 CMO           7.500%   2033                  5,536                5,662               5,558         (f)
         FBMS 93-M1 CL 1A CMO          6.750%   2006                 10,173               10,052              10,300         (f)
         FIRST DOMINION CBO 1          8.134%   2013                 19,000               19,000              17,964     (d) (f)
         FIRST UNION CORP              6.625%   2004                  3,000                2,992               2,981         (f)
         FULB 97-C1 A-1 MBS            7.150%   2004                  5,646                5,699               5,760         (f)
         FULB 97-C2 CLASS A1           6.479%   2004                  5,392                5,406               5,417         (f)
         FIRSTPLUS 98-A-A NIM          2.000%   2023                  5,309                5,309               5,219         (f)
         GATX CAP CORP MTN             6.360%   2002                  5,000                4,972               4,851         (f)
         GECMS 1998-24 A1              6.250%   2029                 17,443               16,873              17,103         (f)
         GECMS 99-15 A1                6.750%   2029                 19,167               18,706              19,168         (f)
         GMAC 96-C1 COMM MBS           6.790%   2003                  2,311                2,315               2,326         (f)
         GMAC 97-C2 A CMBS             6.451%   2004                  4,025                4,035               4,053         (f)
         GS-96PROTECT LIFE A1          7.020%   2027                  4,082                4,145               4,109         (f)
         GREENTREE EQ 96-B             7.700%   2018                  7,424                7,515               7,247         (f)
         GREENPOINT BANK               6.700%   2002                  9,250                9,265               9,198         (f)
         HELLER FINANCIAL              6.440%   2002                  5,000                4,992               4,969         (f)
         HELLER FIN                    7.875%   2003                  5,000                4,994               5,118         (f)
         HELLER FINANCIAL              7.500%   2002                  5,000                4,997               5,051         (f)
         HOMESIDE LENDING              6.875%   2002                 10,000                9,999              10,083         (f)
         HOUSEHOLD FIN MTN             7.100%   2002                 10,000                9,998              10,116         (f)
         MSC 2000-HG C                 7.532%   2005                  2,500                2,500               2,606     (d) (f)
         INDOSUEZ CAP B-2 CLO          8.104%   2010                 16,500               16,500              15,390     (d) (f)
         IROQUOIS TRUST 97-1A          7.000%   2006                  1,905                1,905               1,903     (d) (f)
         IROQUOIS TRUST 97-2A          6.752%   2007                  6,798                6,794               6,800     (d) (f)
         LBCMT 98-C1 A-1 CMBS          6.330%   2004                  3,000                3,008               3,012         (f)
         LBCMT 98-C4 A1A CMBS          5.870%   2006                  4,410                4,425               4,373         (f)
         LONG ISL SAV BK               7.000%   2002                  5,000                4,996               4,981         (f)


         MBNA AMER BANK NA             7.540%   2001                 10,000               10,000              10,015
         MBNA AMERICA                  7.750%   2005                  6,000                5,979               6,132         (f)
         MGIC INVT CORP                7.500%   2005                  7,000                6,974               7,164         (f)
         ML CBO14 98-E&P-1 FL          8.232%   2010                 11,000               11,000               1,650     (d) (f)
         MERCANTLE SAFE BK CD          7.400%   2002                  7,500                7,500               7,575         (f)
         ML CLO 98 PILG-3              8.160%   2010                  7,500                7,455               3,000         (f)
         ML CBO 98 AIG-2 B-1           8.132%   2010                  6,500                6,478                 975         (f)
         MONEYSTORE 97-A A6            7.210%   2021                  2,166                2,166               2,167         (f)
         JPMS 96-C2 CL A               6.470%   2027                  2,277                2,286               2,292         (f)
         JPM 98-C6 A1 CMBS             6.373%   2030                  2,549                2,556               2,561         (f)
         JPMC 99-C7 A1 CMBS            6.180%   2035                  9,166                9,203               9,161         (f)
         JPMC 2000-C9 A1               7.590%   2032                  4,830                4,850               5,078         (f)
         MS CAP 1996-WFI MBS           7.233%   2006                  9,863                9,931              10,181         (f)
         MS CAP 1 1997-XL A-1          6.590%   2030                 13,540               13,578              13,728         (f)
         MS CAP 98-WF1 CMBS            6.250%   2007                  2,040                2,046               2,054         (f)
         MCF 96-MC2 CLS A1             6.758%   2004                  6,511                6,533               6,588         (f)
         NPF12 2000-1 A ABS            7.036%   2003                 10,000               10,000               9,975     (d) (f)
         NSCOR 1998-7 A2               6.750%   2028                 10,679               10,542              10,667         (f)
         NSCOR 99-23 A1                7.000%   2029                 10,291               10,058              10,321         (f)
         ORIX CR ALL 144A MTN          6.640%   2002                 16,000               16,000              15,904     (d) (f)
         OSPREY TRUST 144A             8.310%   2003                  5,000                5,000               5,118     (d) (f)
         PAMCOIII CLO 98-1 B2          8.109%   2010                 19,000               19,000              14,187     (d) (f)
         BANK POPULAR N.A.             6.625%   2002                 12,000               11,996              12,049         (f)
         PROVIDIAN 97-4-A CRD          6.250%   2007                 10,500               10,493              10,589         (f)
         PROVIDIAN NATL BANK           6.700%   2003                 13,000               12,995              12,706         (f)
         PHMS 1993-39 A8 SUPP          6.500%   2008                  5,923                5,810               5,894         (f)
         RFMSI 1998-S23 CL A1          6.000%   2028                  9,177                9,208               9,111         (f)
         RFMSI 98-S13 CL A23           6.750%   2028                  3,880                3,841               3,883         (f)
         RFMS2 2000-HI4 AI3            7.490%   2013                 10,000                9,999              10,152         (f)
         RASC 99-KS1 AI4 ABS           6.390%   2027                  5,000                4,985               4,929         (f)
         SASCO 98-C3 CLASS B           7.368%   2001                  1,083                1,083               1,084     (d) (f)
         SL CMBS 97-C1 CLS A           6.875%   2004                  9,356                9,404               9,480     (d) (f)
         SBM7 2000-C1 A1               7.460%   2008                  9,724                9,679              10,213         (f)
         SBMS VII 91-1 B1              9.700%   2006                     55                   55                  55         (f)
         SANWA BUS CREDIT MTN          7.250%   2001                 10,000                9,998              10,073     (d) (f)
         SAXON 98-1 AF3 HEL            6.450%   2024                    802                  802                 800         (f)
         SAXON 95-1 BA2 ARM            8.047%   2025                    789                  800                 791         (f)
         STRATG HOTEL99-C1 C           8.230%   2004                  5,000                5,000               5,015         (f)
         SIMSBURY IV FLTR CLO          9.210%   2011                  4,500                4,500               4,500         (f)
         SOMERS CBO FLT                7.000%   2012                 11,000               10,935              11,055     (d) (f)
         SOVEREIGN BANCORP            10.250%   2004                  1,000                1,000                 985         (f)
         SOVEREIGN BANK 144A          10.200%   2005                  4,750                4,750               4,941     (d) (f)
         GMPT 99-C1 D CMBS             7.760%   2004                  3,000                3,000               3,001     (d) (f)
         TCW GEM II 144A FLT           8.135%   2012                 25,000               23,909              20,672     (d) (f)
         TRANS OCEAN CRP 144A          6.670%   2007                  8,216                8,186               8,415     (d) (f)
         UCFC 97-B CL A-4 ABS          6.940%   2023                  4,754                4,752               4,788         (f)
         UNIFRAX INVESTMENT           10.500%   2003                  5,000                5,016               4,500         (f)
         US BANCORP MTN J              7.500%   2003                 10,000               10,000              10,207         (f)
         VAN KAMPEN CLOII LMT          7.420%   2008                  5,000                5,000               3,631     (d) (f)
         VANDERBILT 98-A A2            6.140%   2006                  1,133                1,133               1,131         (f)
         WACHOVIA CORP                 7.450%   2005                  5,000                5,000               5,177         (f)
         WASHINGTON MUTUAL             7.500%   2006                  1,400                1,392               1,432         (f)
         WAYLAND FUND                  7.790%   2004                  5,000                5,000               5,153     (d) (f)
         ICI INVESTMENTS EMTN          6.750%   2002                 10,000               10,032              10,003         (f)
                                                          ------------------     ----------------    ----------------

    Total Finance                                                   915,169              910,476             877,522
                                                          ------------------     ----------------    ----------------

    Industrial
         AAF MCQUAY                    8.875%   2003                 10,000               10,063               8,600         (f)
         AGCO CORP                     8.500%   2006                  5,000                4,976               4,475         (f)
         AK STEEL CORP                 9.125%   2006                  3,000                3,053               2,790         (f)
         ABITIBI CONSOLIDATED          8.300%   2005                  3,250                3,249               3,307         (f)
         ADELPHIA COMM CORP            7.875%   2009                  1,600                1,600               1,328         (f)
         ADVANCED LIGHTING             8.000%   2008                  1,000                1,006                 684     (d) (f)
         AMER AIRLINES LESSEE          6.400%   2008                  2,209                2,209               2,209     (d) (f)
         AMER AIRLINES LESSEE          6.400%   2008                  1,888                1,888               1,888     (d) (f)
         AMER AIRLINES LESSEE          6.400%   2008                  2,127                2,127               2,127     (d) (f)
         AMER AIRLINES LESSEE          6.400%   2008                  2,317                2,317               2,317     (d) (f)
         AMER AIRLINES LESSEE          6.400%   2008                    565                  565                 565     (d) (f)
         AMER AIRLINES LESSEE          6.400%   2008                    564                  564                 564     (d) (f)
         AMERICAN AIR ETC              8.970%   2008                  9,993               10,276              10,575         (f)
         AMER AXLE & MFG INC           9.750%   2009                  2,000                1,986               1,680         (f)
         AMERICAN STANDARD             7.375%   2008                  2,000                1,908               1,900         (f)
         AMERICAN STANDARD             7.375%   2005                  1,000                  985                 962         (f)
         AMERISERVE FOOD SER          10.125%   2007                  3,000                    0                  30     (e) (f)
         ANTENNA TV SA                 9.000%   2007                  5,000                4,926               4,450         (f)
         AON CORP                      6.900%   2004                  3,000                2,997               2,998         (f)
         ARGO-TECH CORP                8.625%   2007                  2,000                2,000               1,580         (f)
         AVIATION SALES                8.125%   2008                  2,000                1,996               1,060     (e) (f)
         BALL CORPORATION              7.750%   2006                  2,000                1,999               1,925         (f)
         BECKMAN INSTRUMENTS           7.100%   2003                  5,000                5,000               4,936         (f)
         A.H. BELO                     6.875%   2002                 17,885               18,052              17,712         (f)
         BLACK & DECKER                7.500%   2003                 10,000               10,169              10,104         (f)
         BURLINGTON NORTHERN           6.375%   2005                  5,000                4,999               4,962
         CSC HOLDINGS INC              7.875%   2007                  3,500                3,342               3,483         (f)
         CSX CORP                      7.050%   2002                 10,000                9,998              10,070         (f)
         CSX CORP MTN                  7.260%   2002                  5,000                4,999               5,000         (f)
         REYNOLDS METALS CAN           6.625%   2002                  7,800                7,822               7,817         (f)
         CANANDAIGUA BRANDS            8.500%   2009                  1,000                1,000                 980         (f)
         CANANDAIGUA WINE              8.625%   2006                  1,000                  988               1,020         (f)
         CAPSTAR HOTEL                 8.750%   2007                  3,000                2,997               2,775         (f)
         CHARTER COMM HLDGS            8.250%   2007                  2,000                1,996               1,830         (f)
         CHIQUITA BRANDS INTL         10.250%   2006                  3,000                2,988               1,050         (f)
         CINEMARK USA INC              8.500%   2008                  2,000                1,997               1,300         (f)
         CLEAR CHANNEL COMM            7.210%   2002                  5,000                5,000               5,011         (f)
         CLEAR CHANNEL                 7.250%   2003                  5,000                4,998               5,052         (f)
         COLTEC INDUSTRIES             7.500%   2008                  2,000                1,998               1,987         (f)
         COMDISCO CORP                 5.950%   2002                 10,000               10,000               7,700         (f)
         COMPAQ COMPUTER               7.450%   2002                  5,000                4,997               5,010         (f)
         CONAGRA                       7.500%   2005                  4,000                3,992               4,170         (f)
         CONTAINER CORP AMER           9.750%   2003                  4,000                3,990               3,995         (f)
         COX ENTERPRISES 144A          6.625%   2002                 25,000               24,970              25,080     (d) (f)
         CROWN CORK & SEAL             6.750%   2003                 14,950               14,981               8,222         (f)
         DR HORTON                     8.000%   2009                  2,000                1,991               1,800         (f)
         DAIMLERCHRYSLER HLDG          7.125%   2003                 10,000                9,992              10,022         (f)
         TARGET CORP                   6.400%   2003                 10,000                9,989              10,005         (f)
         TARGET CORP                   6.800%   2001                  5,000                5,000               5,009         (f)
         DIAGEO CAPITAL PLC            6.625%   2004                  6,000                5,996               6,092         (f)
         DOMAN INDUSTRIES LTD          9.250%   2007                  3,000                3,010               1,170         (f)
         DOMINO`S INC                 10.375%   2009                  2,000                2,012               1,680         (f)
         DURA OPERATING CO             9.000%   2009                  3,000                3,038               2,490         (f)
         BERGEN BRUNSWIG(DUR)          7.000%   2006                 20,000               20,000              16,120     (d) (f)
         ERAC USA 144A                 6.950%   2004                  9,000                9,073               8,924     (d) (f)
         EARTHGRAINS CO                8.375%   2003                  5,000                4,990               4,963         (f)
         EARTHGRAINS CO                8.500%   2005                  4,000                3,990               3,965         (f)
         EMMIS COMM CORP               8.125%   2009                  2,000                2,016               1,840         (f)
         ENERGIZER HOLDINGS            7.860%   2005                  7,000                7,000               7,076     (d) (f)
         EXIDE CORP                   10.000%   2005                  3,000                3,014               2,160         (f)


         EXTENDICARE HLTH SER          9.350%   2007                  1,000                1,000                 520         (f)
         EYE CARE CENTERS             10.701%   2008                  2,000                2,000                 700         (f)
         FEDDERS N. AMERICA            9.375%   2007                  3,000                3,012               2,580         (f)
         FEDERAL-MOGUL                 8.800%   2007                  4,000                3,991                 600         (f)
         FORD MTR CRED-GLOBAL          6.700%   2004                  5,000                4,994               4,997         (f)
         GE CAP CORP GLOBAL            6.700%   2002                  7,500                7,495               7,609         (f)
         GENESIS HEALTHC 9.25          0.000%   2006                  5,000                2,750                 500     (e) (f)
         GIANT INDUSTRIES              9.000%   2007                  5,000                5,000               4,537         (f)
         GRAHAM PACKAGING FLT         10.539%   2008                  1,500                1,500                 900         (f)
         HASBRO INC                    7.950%   2003                 15,000               14,974              12,975         (f)
         HAYES WHEELS INT'L            9.125%   2007                  3,000                3,005               1,980         (f)
         HAYES WHEELS INT`L            9.125%   2007                  1,000                1,000                 660         (f)
         HERITAGE MEDIA                8.750%   2006                  4,500                4,566               4,354         (f)
         ISPMEX 144A LIQUID           10.125%   2003                  2,684                2,684               2,577     (d) (f)
         INSIGHT MIDWEST 144A         10.500%   2010                  1,500                1,494               1,545     (d) (f)
         INTEGON CORP                  9.500%   2001                  2,000                1,996               2,038
         INT`L GAME TECH               7.875%   2004                  2,000                1,986               1,980         (f)
         INTL PAPER CO 144A            8.000%   2003                 10,000                9,980              10,224     (d) (f)
         INT`L SHIPHOLDING             7.750%   2007                  2,000                1,992               1,740         (f)
         INTERPOOL INC                 6.625%   2003                 12,500               12,492              10,625         (f)
         JONES APPAREL                 7.500%   2004                  3,000                2,995               2,879         (f)
         JONES APPAREL                 7.875%   2006                  2,000                1,994               1,905         (f)
         K-III COMM PUT/96             8.500%   2006                  5,000                4,987               4,800         (f)
         KAUFMAN & BROAD HOME          7.750%   2004                  3,000                2,986               2,790         (f)
         KROGER CO                     8.150%   2006                  4,000                4,003               4,227         (f)
         LTV CORPORATION               8.200%   2007                  4,000                3,981                  80 (d) (e) (f)
         LAMAR MEDIA CORP              8.625%   2007                  5,000                5,005               5,000         (f)
         LGETT&PLATT MTN SERD          7.185%   2002                 10,000                9,982              10,155     (d) (f)
         MJD COMMUNICATIONS           10.909%   2008                  3,000                3,000               2,830         (f)
         MARK IV                       7.500%   2007                  3,000                2,988               2,362         (f)
         MEDIAONE GROUP INC            6.850%   2002                 15,500               15,498              15,558         (f)
         FRED MEYERS INC               7.150%   2003                  5,000                4,995               5,050         (f)
         MULTICARE CO                  9.000%   2007                  4,000                1,200                 180     (e) (f)
         MURRIN-MURRIN 144A            9.750%   2005                  1,440                1,440               1,152     (d) (f)
         MURRIN-MURRIN 144A            9.750%   2005                  2,160                2,160               1,728     (d) (f)
         NCI BUILDING SYSTEMS          9.250%   2009                  2,000                2,025               1,880         (f)
         NEWPORT NEWS CORP             8.625%   2006                  1,000                  995               1,005         (f)
         NORFOLK SOUTHERN              6.950%   2002                 15,000               15,069              15,115         (f)
         NORTEK INC                    9.125%   2007                  2,500                2,517               2,250         (f)
         OFFSHORE LOGISTICS            7.875%   2008                  2,000                2,004               1,850         (f)
         P&L COAL HLDGS                8.875%   2008                  1,000                1,002               1,008         (f)
         PACKAGING CORP                9.625%   2009                  2,000                2,015               2,065         (f)
         PARACELSUS HEALTH            10.000%   2006                  5,000                3,000               1,975     (e) (f)
         PARK-OHIO INDUSTRIES          9.250%   2007                  1,000                1,003                 750         (f)
         PARK PLACE ENTERTAIN          7.875%   2005                  1,000                  958                 980         (f)
         PARK PLACE ENTERTAIN          8.875%   2008                    500                  500                 505     (d) (f)
         PENNEY J.C. & CO              7.250%   2002                 10,000                9,999               8,500         (f)
         PILLOWTEX CORP                9.000%   2007                  1,750                1,575                  53     (e) (f)
         PINNACLE ONE PARTNRS          8.830%   2004                  6,000                6,000               6,201     (d) (f)
         PRINTPACK INC                 9.875%   2004                  2,500                2,500               2,481         (f)
         PULTE CORP                    9.500%   2003                 13,000               13,000              13,151         (f)
         QUAKER OATS                   6.940%   2003                  1,500                1,502               1,522         (f)
         RITE AID CORP 144A           10.500%   2002                  5,000                5,000               3,250     (d) (f)
         ROLLINS TRUCK                 6.875%   2001                  5,000                5,000               4,985         (f)
         RYERSON TULL INC              8.500%   2001                  5,000                5,000               4,700         (f)
         S C INTERNATIONAL             9.250%   2007                  5,000                5,019               4,900         (f)
         SAFECO CORPORATION            7.875%   2003                  7,000                6,984               7,107         (f)
         SAKS INC                      7.000%   2004                  5,000                4,982               3,625         (f)
         SCOTTS COMPANY 144A           8.625%   2009                  2,000                1,934               1,900     (d) (f)
         SEA CONTAINERS LTD            7.875%   2008                  2,000                2,000               1,310         (f)
         SEQUA CORP                    9.000%   2009                  2,500                2,476               2,481         (f)
         SMITHFIELD FOODS INC          7.625%   2008                  2,000                1,995               1,850         (f)
         STENA AB                     10.500%   2005                  3,000                3,000               2,655


         SUN MICROSYSTEMS INC          7.000%   2002                  4,000                4,000               4,022         (f)
         SUPERVALU INC                 7.625%   2004                  5,000                4,995               5,094         (f)
         TTX COMPANY 144A              7.020%   2001                 10,000               10,000              10,073     (d) (f)
         TTX CO 144A                   7.350%   2004                  4,000                4,000               4,175     (d) (f)
         TEEKAY SHIPPING CORP          8.320%   2008                  3,000                3,021               2,876         (f)
         TELEWEST PLC                  9.625%   2006                  2,000                2,000               1,720
         TEMBEC INC                    8.625%   2009                  2,000                2,003               1,970         (f)
         TENET HEALTHCARE CO           8.625%   2003                  3,000                2,996               3,075         (f)
         TEXTRON INC                   6.375%   2004                  3,000                2,988               2,948         (f)
         TITAN WHEEL INT`L IN          8.750%   2007                  4,100                4,085               2,337         (f)
         TRICO MARINE SERVICE          8.500%   2005                  2,250                2,242               2,140         (f)
         TYCO INT`L P/C                6.250%   2003                 10,000                9,975               9,858         (f)
         US INDUSTRIES                 7.125%   2003                  6,000                5,989               5,923         (f)
         UNILEVER NV                   6.750%   2003                  9,500                9,469               9,673         (f)
         UNION PACIFIC CORP            7.328%   2002                 12,000               12,000              12,013         (f)
         UNION TANK CAR                6.500%   2008                  4,407                4,401               4,421         (f)
         UNITED AIR 1991A-1            9.200%   2008                  3,950                3,807               4,314
         UAL EETC SER 00-2             7.032%   2010                  5,000                5,000               5,059         (f)
         UNITED STATIONERS             8.375%   2008                  1,000                1,000                 930         (f)
         UNITED HEALTH GROUP           7.500%   2005                  6,000                5,980               6,199         (f)
         VIACOM INC                    6.750%   2003                  5,000                4,998               5,006
         WCI STEEL INC                10.000%   2004                  2,000                2,007               1,420         (f)
         WESTINGHOUSE AIR              9.375%   2005                  2,250                2,303               2,003         (f)
         WESTPOINT STEVENS             7.875%   2005                  4,000                4,077               2,920         (f)
         AMER AIRLINES LESSE           6.400%   2008                  1,122                1,122               1,122     (d) (f)
         AMER AIRLINES LESSE           6.400%   2008                  1,122                1,122               1,122     (d) (f)
         AMER AIRLINES LESSE           6.400%   2008                  1,122                1,122               1,122     (d) (f)
         AMER AIRLINES LESSE           6.400%   2008                    586                  586                 586     (d) (f)
         AMER AIRLINES LESSE           6.400%   2008                    587                  587                 587     (d) (f)
         AMER AIRLINES LESSE           6.400%   2008                    789                  789                 789     (d) (f)
         AMER AIRLINES LESSE           6.400%   2008                    788                  788                 788     (d) (f)
         AMER AIRLINES LESSE           6.400%   2008                    789                  789                 789     (d) (f)
         WORLD COLOR PRESS             8.375%   2008                  3,000                3,000               3,041         (f)
         ASTRON CBO FLT BAA3           8.283%   2010                 17,500               17,500              16,056     (d) (f)
                                                          ------------------     ----------------    ----------------

    Total Industrial                                                720,044              709,994             651,158
                                                          ------------------     ----------------    ----------------

    Total Other Bonds and Notes                                   3,102,949            3,076,106           2,999,000
                                                          ------------------     ----------------    ----------------

    TOTAL BONDS AND NOTES                                         3,103,314            3,076,466           2,999,374
                                                          ------------------     ----------------    ----------------




    PREFERRED STOCK

    Public Utility
         AMERITECH NZ A $100           7.040%   2001                     40                4,026               4,065     (d) (f)
         APPALACHIAN PWR $100          5.900%   2008                     10                  998               1,017         (f)
         APPALACHIAN PWR $100          5.920%   2008                     11                1,092               1,124
         ATLANTIC CITY EL 100          7.800%   2006                     90                8,992               9,169
         AVISTA CORP PFD 6.95          6.950%   2007                     58                5,762               5,761
         BELL ATLANTIC NZ144A          7.080%   2001                     25                2,564               2,659     (d) (f)
         BELL ATL NZ$100 144A          5.800%  2004                     100               10,000              10,297     (d)
         BOSTON EDISON $100            8.000%   2001                     90                9,000               9,301
         CENTRAL ILL LT $100           5.850%   2008                     65                6,504               6,463
         CON EDISON $100 SR J          6.125%   2002                    150               15,013              15,286
         DUKE ENERGY $100 V            6.400%   2002                     30                3,000               3,029
         DUKE ENRGY $100 SR U          6.300%   2001                     30                3,000               3,012
         DUKE ENRGY 1992D $25          6.200%   2001                    200                5,000               5,019
         ENTERGY LA INC PFD            8.000%   2001                     70                7,000               7,538
         INDIANA MICH POWER            6.300%   2009                     52                5,223               5,277
         IND MICH POWER $100           6.250%   2009                     20                2,003               2,014         (f)
         INDIANA MICHIGAN PWR          5.900%   2009                     33                3,145               3,195
         JERSEY CENTRAL P&L            8.650%   2005                     74                7,448               7,786
         LOUISVILLE G&E PFD            5.875%   2008                     12                1,198               1,255         (f)
         MASS ELEC CO                  6.625%   2008                    210               20,927              21,210
         MIDAMERICAN ENERGY            7.800%   2006                     73                7,528               7,719
         MIDAMERICAN ENER              5.25 %   2003                     10                  967                 992         (f)
         NO IND PUB SERV $100          6.500%   2002                    115               11,665              11,719         (f)
         NORTHWEST NAT GA 100          6.950%   2002                    170               17,046              17,696
         OHIO POWER CO $100            5.900%   2009                     36                3,546               3,618
         OHI PWR CO $100               6.020%   2008                     10                  992               1,013
         OHIO PWR CO $100              6.350%   2008                      5                  503                 516
         OTTER TAIL PWR $100           6.300%   2007                    180               18,000              18,703
         PECO ENERGY                   6.120%   2003                     64                6,405               6,410
         PACIFIC GAS & ELEC            6.300%   2009                    120                2,966               2,569         (f)
         PACIFIC GAS & ELEC            6.570%   2007                    718               17,969              16,077
         PACIFICORP $100 PAR           7.700%   2001                    150               15,000              15,403
         POTOMAC ELEC PWR $50          6.800%   2007                    161                7,971               8,563
         PUBLIC SER ELEC & GA          5.970%   2008                      6                  608                 480         (f)
         ROCHESTER G&E $100            6.600%   2009                    100               10,073              10,431
         SAN DIEGO G&E $25             1.763%   2008                     60                1,564               1,588         (f)
         SO CA EDISON $100             6.050%   2008                     45                4,498               4,071         (f)
         SO CA EDISON $100             6.450%   2002                    170               17,054              15,813
         SO INDIANA G&E 100            6.500%   2002                     75                7,500               7,463     (d)
         TXU ELECTRIC CO               6.375%   2008                     54                5,417               5,523
         TXU ELECTRIC CO               6.980%   2008                     50                5,000               5,178
         UBS PRIVATE SER H             5.040%   2002                     15               15,000              14,775     (d) (f)
                                                          ------------------     ----------------    ----------------

    Total Public Utility                                              3,757              299,167             300,797
                                                          ------------------     ----------------    ----------------


   Finance
         ABN AMRO NA FRAP             5.94%                              15               15,000              12,675     (d) (f)
         CHASE MANHAT FRAP            4.96%                             150                7,500               7,401         (f)
         CITIGROUP FRAP 5.86%         5.68%                             150                7,782               7,761         (f)
         COMERICA FRAP                6.84%                             150                7,796               7,575         (f)
         EURO AMER BANK FRAP          5.84%                              10               10,000              10,209         (f)
         FLEETBOSTON FIN 6.59         6.59%                             130                6,662               6,569         (f)
         MORGAN STANLEY GROUP         5.91%                             100                5,000               4,965         (f)
         NIAGARA MOHAWK $50           6.91%                             100                5,000               5,016         (f)
         PNC FINL SERV GROUP          6.05%                             440               22,160              22,179         (f)
         WELLS FRGO FRAP SERH         6.59%                             432               22,108              21,870         (f)
                                                          ------------------     ----------------    ----------------

    Total Finance                                                     1,677              109,008             106,220
                                                          ------------------     ----------------    ----------------

    Industrial
         BHP OPERATIONS 144           6.760%   2006                      50                5,000               5,157     (d) (f)
         NORTHBROOK HLDG 1000         6.600%   2001                      10               10,000              10,047     (d) (f)
         WHIRLPOOL FIN $100 B         6.550%   2008                     180               18,063              18,309     (d)
         WHIRLPOOL FINL PFD           6.090%   2002                      37                3,695               3,726     (d) (f)
                                                          ------------------     ----------------    ----------------

    Total Industrial                                                    277               36,758              37,239
                                                          ------------------     ----------------    ----------------

    TOTAL PREFERRED STOCK                                             5,711              444,933             444,256
                                                          ------------------     ----------------    ----------------


TOTAL Investments in Securities of Unaffiliated Issuers                                3,521,399           3,443,630
                                                                                 ================    ================



NOTES:

a) See Notes 1 and 3 to the financial statements regarding determination of cost and fair values.

b) In the absence of market quotations, securities are valued by American Express Certificate Company at fair value.

c) Aggregate cost of investment in securities of unaffiliated issuers for federal income tax purposes was $3,536,676.

d) Securities acquired in private negotiation which may require registration under federal securities law if they were to be publicly sold. Also see
     Note 3b to financial statements.

e)   Non-income producing securities.

f) Securities classified as available for sale and carried at fair value on the balance sheet. Also see Notes 1 and 3A to financial statements.

AMERICAN EXPRESS CERTIFICATE COMPANY                                SCHEDULE II
(formerly IDS Certificate Company)

Investments in and Advances to Affiliates and Income Thereon

December 31, 2000, 1999 and 1998
($ in thousands)

                                                         Balance December 31, 2000
                                                   --------------------------------------
                                                                                              Interest
                                                                                             Dividends
                                                      Principal                Carrying      Credited
                                                      Amount or       Cost       Value       to Income
Name of Issuer and Title of Issue                   No. of Shares      (a)        (b)           (c)
                                                   ----------------  --------  ----------  --------------
Wholly Owned Subsidiary (b):
Real Estate Investment Company:
  Investors Syndicate Development Corporation:
      Capital Stock.............................          100           $422        $422              $0
                                                   ================

Other Controlled Companies:                                $0              0           0               0
                                                   ================

Other Affiliates (as defined in Sec. 2(a)(3) of
the Investment Company Act of 1940).............           $0              0           0               0
                                                   ================  --------  ----------  --------------

    Total affiliates............................                        $422        $422              $0
                                                                     ========  ==========  ==============

                                                         Balance December 31, 1999
                                                   --------------------------------------
                                                                                              Interest
                                                                                             Dividends
                                                      Principal                Carrying      Credited
                                                      Amount or       Cost       Value       to Income
Name of Issuer and Title of Issue                   No. of Shares      (a)        (b)           (c)
                                                   ----------------  --------  ----------  --------------

Wholly Owned Subsidiary (b):
Real Estate Investment Company:
  Investors Syndicate Development Corporation:
      Capital Stock.............................          100           $418        $422              $0

                                                   ================

Other Controlled Companies:                                $0              0           0               0
                                                   ================

Other Affiliates (as defined in Sec. 2(a)(3) of
the Investment Company Act of 1940).............           $0              0           0               0
                                                   ================  --------  ----------  --------------

    Total affiliates............................                        $418        $422              $0
                                                                     ========  ==========  ==============

                                                         Balance December 31, 1998
                                                   --------------------------------------
                                                                                              Interest
                                                                                             Dividends
                                                      Principal                Carrying      Credited
                                                      Amount or       Cost       Value       to Income
Name of Issuer and Title of Issue                   No. of Shares      (a)        (b)           (c)
                                                   ----------------  --------  ----------  --------------

Wholly Owned Subsidiary (b):
Real Estate Investment Company:
  Investors Syndicate Development Corporation:
      Capital Stock.............................          100         $2,998        $418              $0

                                                   ================

Other Controlled Companies:                                $0              0           0               0
                                                   ================

Other Affiliates (as defined in Sec. 2(a)(3) of
the Investment Company Act of 1940).............           $0              0           0               0
                                                   ================  --------  ----------  --------------

    Total affiliates............................                      $2,998        $418              $0
                                                                     ========  ==========  ==============

AMERICAN EXPRESS CERTIFICATE COMPANY                                SCHEDULE II
(formerly IDS Certificate Company)

Investments in and Advances to Affiliates and Income Thereon

December 31, 2000, 1999 and 1998
($ in thousands)


NOTES:

(a) The aggregate cost for federal income tax purposes was $422 at December 31, 2000 and 1999, and $438 at December 31, 1998, subject to possible adjustment in certain circumstances under consolidated income tax return regulations.

(b) Investments in stocks of wholly owned subsidiaries are carried at cost adjusted for equity in undistributed net income since organization or acquisition of the subsidiaries.

(c) There were no dividends or interest earned which were not credited to income.

PAGE 1
          IDS CERTIFICATE COMPANY                                  SCHEDULE III
     (formerly IDS Certificate Company)
 Mortgage Loans on Real Estate and Interest
            Earned on Mortgages

        Year Ended December 31, 2000
              ($ in thousands)


                                                                 Part 1 -    Mortgage loans on real estate at end of period
                                                                 ----        ---------------------------------------

                                                                                         Amount of principal
                                                                                       unpaid at end of period
                                                                                        ---------------------

                                                                               Carrying            Subject   Amount
                                                                               amount of             to       of
                                                                Number Prior   morgages           delinquent mortgages
                                                                of     liens   (g), (h)            interest   being
                   Description (a)                              loans  (b)      and (i)   Total      (d)     forclosed
---------------------------------------------                   ------ ----- ---------- ---------   -------  -------

First mortgages:
  Insured by Federal Housing Administration -
    liens on:
      Residential - under $100                                     0               $0          $0       $0       $0
      Apartment and business - under $100                          0                0           0        0        0
                                                                 ----        ---------  ----------  -------  -------

                  Total                                            0                0           0        0        0
                                                                 ----        ---------  ----------  -------  -------
  Partially guaranteed under Serviceman's
    Readjustment Act of 1944, as amended -
      liens on:
        Residential - under $100                                   0                0           0        0        0
        Apartment and business - under $100                        0                0           0        0        0
                                                                 ----        ---------  ----------  -------  -------

                  Total                                            0                0           0        0        0
                                                                 ----        ---------  ----------  -------  -------
  Other - liens on:
    Residential                                                    0                0           0        0        0
                                                                 ----        ---------  ----------  -------  -------
    Apartment and business:
      Under $100                                                   0                0           0        0        0
      $100 to $150                                                 0                0           0        0        0
      $150 to $200                                                 1              155         155        0        0
      $200 to $250                                                 0                0           0        0        0
      $250 to $300                                                 0                0           0        0        0
      $300 to $350                                                 1              302         302        0        0
      $350 to $400                                                 0                0           0        0        0
      $400 to $450                                                 0                0           0        0        0
      $450 to $500                                                 0                0           0        0        0
      Over $500:

  Loan No.         Mortgagor                 Property Location

  20-00002  CCH-Space Center                 Houston, TX           1            1,813       1,813        0        0
  21-47110  Village North                    Brooklyn Park, MN     1            1,515       1,515        0        0
  21-47139  Treasure's Island Inc.           Eagan, MN             1            1,352       1,352        0        0
  21-47140  Harbour Run LTD                 Mentor-On-The-Lake, OH 1            3,704       3,704        0        0
  21-47142  34th Street Properties           Gainsville, FL        1            9,505       9,505        0        0
              Partnership
  21-47147  T & R                            Hilliard, OH          1            7,051       7,051        0        0
  21-47150  Bircain Apartment Company LP     Gladstone, MO         1            2,279       2,279        0        0
  21-47152  One Union Rea                    Boston, MA            1            3,090       3,090        0        0
  21-47154  GML Trust                        Randolp, MA           1            2,941       2,941        0        0
  21-47157  John A. Belanich                 Tampa, FL             1            3,216       3,216        0        0
  21-47160  James Esshaki DBA                Taylor, MI            1            5,532       5,532        0        0
  21-47164  Regency                          Halmilton, OH         1            5,438       5,438        0        0
  21-47165  Bowling Green Partnership        Sussex, WI            1            2,485       2,485        0        0
  21-47167  Wilder Corp of Delaware          Ruskin, FL            1            4,740       4,740        0        0
  21-47168  Wilder Corp of Delaware          Riverview, FL         1            2,616       2,616        0        0
  21-47172  Bradley Oper                     Fremont, NE           1            2,753       2,753        0        0
  21-47173  Cinram Associates                Fairfield, NJ         1            3,801       3,801        0        0
  21-47181  Westlake #1 Limited Partnership  Charlotte, NC         1            2,064       2,064        0        0
  21-47184  Mcnab Commerce Center
              Association                    Pompano Beach, FL     1            1,993       1,993        0        0


PAGE 2
                                                                 Part 1 -    Mortgage loans on real estate at end of period
                                                                 ----        ---------------------------------------

                                                                                         Amount of principal
                                                                                       unpaid at end of period
                                                                                        ---------------------

                                                                               Carrying            Subject   Amount
                                                                               amount of             to       of
                                                                Number Prior   morgages           delinquent mortgages
                                                                of     liens   (g), (h)            interest   being
                   Description (a)                              loans  (b)      and (i)   Total      (d)     forclosed
---------------------------------------------                   ------ ----- ---------- ---------   -------  -------

  21-47186  Mack Edison Company              Edison, NJ            1            5,950       5,950        0        0
  21-47187  Industrial Development           Mebane, NC            1            2,836       2,836        0        0
              Association
  21-47190  Bradley Oper                     Davenport, IA         1            3,734       3,734        0        0
  21-47191  SSC Associates Ltd Ptnshp        St. Clair Shores, MI  1            5,611       5,611        0        0
  21-47195  Tipotex Inc.                     Pharr, TX             1            1,606       1,606        0        0
  21-47196  Tropic Star                      Pharr, TX             1            3,482       3,482        0        0
  21-47197  Winter Ranch                     Alamo, TX             1              823         823        0        0
  21-47204  Fort Walton                      Mary Esther, FL       1            2,872       2,872        0        0
  21-47205  Kavanagh                         Tucson, AZ            1            3,569       3,569        0        0
  21-47206  Artrisco                         Albuquerque, NM       1            5,200       5,200        0        0
  21-47208  Newport VI                       Albuquerque, NM       1              921         921        0        0
  21-47209  Fountain Lake                    Brandeton, FL         1            5,430       5,430        0        0
  21-47210  Orion                            West Haven, CT        1            4,108       4,108        0        0
  21-47211  Plaza 7000                       Greenwood Village, CO 1            2,359       2,359        0        0
  21-47212  Howard Lake-Maple Plain          Howard Lake, MN       1            1,282       1,282        0        0
  21-47214  West Health Inc.                 Plymouth, MN          1           10,406      10,406        0        0
  21-47215  Invespro                         Urbandale, IA         1            3,298       3,298        0        0
  21-47216  Invespro                         Urbandale, IA         1            2,596       2,596        0        0
  21-47217  Airport                          Tempe, AZ             1            6,697       6,697        0        0
  21-47218  D&R Northpoin                    Sterling, VA          1            1,849       1,849        0        0
  21-47219  Favorite Bay                     Albuquerque, NM       1            2,540       2,540        0        0
  21-47223  Westwood Plaza                   Houston, TX           1            4,436       4,436        0        0
  21-47224  Custer Office                    Plano, TX             1            1,865       1,865        0        0
  21-47225  Valley Mining                    Eagan, MN             1            1,674       1,674        0        0
  21-47226  Jake's LP                        Austin, TX            1            2,682       2,682        0        0
  21-47227  PW Holdings                      Falls Township, PA    1            4,490       4,490        0        0
  21-47228  Lafayette Square                 Bridgeport, CT        1            4,277       4,277        0        0
  21-47230  Wilcrest Gree                    Houston, TX           1            2,068       2,068        0        0
  21-47231  Midtown Mall                     Hastings, MN          1            2,023       2,023        0        0
  21-47232  DHIR Group LLC                   Milwaukee, WI         1            4,572       4,572        0        0
  21-47233  Capital Plaza                    Jefferson City, MO    1            2,079       2,079        0        0
  21-47234  Southwest Medical                Littleton, CO         1            3,180       3,180        0        0
  21-47235  2507 & 2473 Assc                 Southport, CT         1            2,661       2,661        0        0
  21-47237  Abmar Valley                     Roanoke, VA           1            1,727       1,727        0        0
  21-47238  Cicero Place                     Cicero, IN            1            3,350       3,350        0        0
  21-47240  Crystal Plaza                    Baltimore, MD         1            3,868       3,868        0        0
  21-47241  Pal, Inc                         Sioux Falls, SD       1            1,182       1,182        0        0
  21-47242  Northpoint AT                    San Antonio, TX       1            5,099       5,099        0        0
  21-47243  Pam-Joy Realty                   Chesapeake. VA        1            2,959       2,959        0        0
  21-47245  Tide Mill                        Southport, CT         1            2,417       2,417        0        0
  21-47246  JLC, IX PF LTD                   Dallas, TX            1              984         984        0        0
  21-47247  Airport Land                     Tempe, AZ             1            4,705       4,705        0        0
  21-47248  HMJ                              Moorehead, MN         1            5,784       5,784        0        0
  21-47249  MIDEB                            Ventura, CA           1            5,114       5,114        0        0
  21-47250  Thomas Ribis                     Alexandria, VA        1            2,698       2,698        0        0
  21-47251  Arcadia Villa                    Phoenix, AZ           1            2,757       2,757        0        0
  21-47252  Broken Arrow                     Broken Arrow, OK      1            3,294       3,294        0        0
  21-47253  Palo Verde Plaxa                 Phoenix, AZ           1            1,644       1,644        0        0
  21-47254  Village S.                       Tulsa, OK             1            3,439       3,439        0        0
  21-47255  Gaughan                          Forest Lake/          1            5,713       5,713        0        0
                                               Stillwater, MN
  21-47256  Fremont Apts                     Rapid City, SD        1            1,138       1,138        0        0
  21-47257  American Bank Plaza              Corpus Christi, TX    1            7,006       7,006        0        0
  21-47259  Anza Plaza                       Santa Clarita, CA     1            1,897       1,897        0        0
  21-47260  Eisenhower 3                     Ann Arbor, MI         1            2,940       2,940        0        0
  21-47261  KKMP Properties                  Bloomington, MN       1            1,136       1,136        0        0
  21-47262  312 Third Street                 Fargo, ND             1            5,693       5,693        0        0
  21-47263  G.O.L.D                          Columbus, OH          1            2,157       2,157        0        0
  21-47264  Esnet Properties                 Orem, UT              1            1,926       1,926        0        0
  21-47265  Eaglecreek A                     Lakewood, CO          1            2,225       2,225        0        0


PAGE 3
                                                                 Part 1 -    Mortgage loans on real estate at end of period
                                                                 ----        ---------------------------------------

                                                                                         Amount of principal
                                                                                       unpaid at end of period
                                                                                        ---------------------

                                                                               Carrying            Subject   Amount
                                                                               amount of             to       of
                                                                Number Prior   morgages           delinquent mortgages
                                                                of     liens   (g), (h)            interest   being
                   Description (a)                              loans  (b)      and (i)   Total      (d)     forclosed
---------------------------------------------                   ------ ----- ---------- ---------   -------  -------

  21-47266  Independence                     Clarkston, MI         1            4,242       4,242        0        0
  21-47267  Blairhill LLC                    Charlotte, NC         1            1,422       1,422        0        0
  21-47268  Lemans Limited                   Seebring, FL          1            5,523       5,523        0        0
  21-47269  Hampton Inn                      Spokane, WA           1            4,433       4,433        0        0
  21-47270  Brookhollow-2                    Houston, TX           1            2,757       2,757        0        0
  21-47271  Wilsonville                      Wilsonville, OR       1            1,805       1,805        0        0
  21-47272  Southeast Com                    Aurora, CO            1            1,943       1,943        0        0
  21-47273  Sears Bldg                       Rapid City, SD        1              922         922        0        0
  21-47274  Edison                           Towson, MD            1            1,161       1,161        0        0
  21-47275  Colorado & SA                    Colorado Springs, CO  1            1,950       1,950        0        0
  21-47277  Alvernon Place                   Tucson, AZ            1            2,217       2,217        0        0
  21-47278  VL Grand Ridge                   Kennewick, WA         1            6,576       6,576        0        0
  21-47279  Daniel G                         Chetek, WI            1            2,037       2,037        0        0
  21-47281  Cleveland                        Shakers Heights, OH   1            2,435       2,435        0        0
  21-47282  Cary Bldg LP                     Springfield, VA       1            2,180       2,180        0        0
  21-47283  Paragon DTC P                    Englewood, CO         1            7,176       7,176        0        0
  21-47284  Tarran                           Batavia, IL           1            3,546       3,546        0        0
  21-47285  Equity One In                    Fort Meyers, FL       1            4,624       4,624        0        0
  21-47286  Sandhill SQ                      Las Vegas, NV         1            2,544       2,544        0        0
  21-47287  ML LTD Moen                      Rogers, MN            1            6,156       6,156        0        0
  21-47288  Hilde                            Plymouth, MN          1            1,941       1,941        0        0
  21-47289  Camp Morrison                    Newport News, VA      1            2,788       2,788        0        0
  21-47290  Oakcliff                         Doraville, GA         1            2,686       2,686        0        0
  21-47291  Truway                           Liverpool, NY         1            3,118       3,118        0        0
  21-47292  Desert Inn                       Las Vegas, NV         1            5,370       5,370        0        0
  21-47293  Julantru                         Corvallis, OR         1            4,365       4,365        0        0
  21-47294  Carolace Emb.                    Hope Mills, NC        1            1,674       1,674        0        0
  21-47295  Mastercraft                      Concord, OH           1            1,307       1,307        0        0
  21-47296  Vivani                           Painesville, OH       1            1,071       1,071        0        0
  21-47297  Vivani                           Concord, OH           1            1,802       1,802        0        0
  21-47298  Shiland Hills                    Rock Hill, SC         1              935         935        0        0
  21-47299  Crest                            Escondido, CA         1            2,240       2,240        0        0
                                                                 ----        ---------  ----------  -------  -------

                                                                 112          359,319     359,319        0        0
                                                                 ----        ---------  ----------  -------  -------

                  Total Other                                    112          359,319     359,319        0        0
                                                                 ----        ---------  ----------  -------  -------

                  Unallocated Reserve for Losses                                  744
                                                                             ---------

                  Total First Mortgage Loans on Real Estate      112         $358,575    $359,319       $0       $0
                                                                 ====        =========  ==========  =======  =======

PAGE 4

                                                                             Part 2 - Interest earned
                                                                             on mortgages
                                                                             ---------------------


                                                                                         Average
                                                                             Interest   gross rate
                                                                             due and    of interest
                                                                             accrued    on mortgages
                                                                             at end of  held at end
                                                                              period    of period
                   Description (a)                                             (e)         (f)
---------------------------------------------                                ---------  ----------

First mortgages:
  Insured by Federal Housing Administration -
    liens on:
      Residential - under $100                                                             0.000%
      Apartment and business - under $100                                                  0.000%
                                                                                        ----------

                  Total                                                                    0.000%
                                                                                        ----------
  Partially guaranteed under Serviceman's
    Readjustment Act of 1944, as amended -
      liens on:
        Residential - under $100                                                           0.000%
        Apartment and business - under $100                                                0.000%
                                                                                        ----------

                  Total                                                                    0.000%
                                                                                        ----------
  Other - liens on:
    Residential                                                                            0.000%
                                                                                        ----------
    Apartment and business:
      Under $100                                                                           0.000%
      $100 to $150                                                                         0.000%
      $150 to $200                                                                         9.500%
      $200 to $250                                                                         0.000%
      $250 to $300                                                                         0.000%
      $300 to $350                                                                         8.500%
      $350 to $400                                                                         0.000%
      $400 to $450                                                                         0.000%
      $450 to $500                                                                         8.750%
      Over $500:

  Loan No.         Mortgagor                 Property Location

  20-00002  CCH-Space Center                 Houston, TX                                   8.000%
  21-47110  Village North                    Brooklyn Park, MN                             8.720%
  21-47139  Treasure's Island Inc.           Eagan, MN                                     7.480%
  21-47140  Harbour Run LTD                  Mentor-On-The-Lake, OH                        6.910%
  21-47142  34th Street Properties
              Partnership                    Gainsville, FL                                7.050%
  21-47147  T & R                            Hilliard, OH                                  7.990%
  21-47150  Bircain Apartment Company LP     Gladstone, MO                                 7.250%
  21-47152  One Union Rea                    Boston, MA                                    8.000%
  21-47154  GML Trust                        Randolp, MA                                   8.250%
  21-47157  John A. Belanich                 Tampa, FL                                     7.650%
  21-47160  James Esshaki DBA                Taylor, MI                                    8.500%
  21-47164  Regency                          Halmilton, OH                                 8.125%
  21-47165  Bowling Green Partnership        Sussex, WI                                    7.200%
  21-47167  Wilder Corp of Delaware          Ruskin, FL                                    7.500%
  21-47168  Wilder Corp of Delaware          Riverview, FL                                 7.500%
  21-47172  Bradley Oper                     Fremont, NE                                   7.090%
  21-47173  Cinram Associates                Fairfield, NJ                                 7.260%
  21-47181  Westlake #1 Limited Partnership  Charlotte, NC                                 7.212%
  21-47184  Mcnab Commerce Center
              Association                    Pompano Beach, FL                             8.250%


PAGE 5
                                                                             Part 2 - Interest earned
                                                                             on mortgages
                                                                             ---------------------


                                                                                         Average
                                                                             Interest   gross rate
                                                                             due and    of interest
                                                                             accrued       on mortgages
                                                                             at end of  held at end
                                                                              period    of period
                   Description (a)                                             (e)         (f)
---------------------------------------------                                ---------  ----------

  21-47186  Mack Edison Company              Edison, NJ                                    6.850%
  21-47187  Industrial Development           Mebane, NC                                    7.220%
              Association
  21-47190  Bradley Oper                     Davenport, IA                                 7.875%
  21-47191  SSC Associates Ltd Ptnshp        St. Clair Shores, MI                          7.000%
  21-47195  Tipotex Inc.                     Pharr, TX                                     7.400%
  21-47196  Tropic Star                      Pharr, TX                                     7.400%
  21-47197  Winter Ranch                     Alamo, TX                                     7.400%
  21-47204  Fort Walton                      Mary Esther, FL                               8.125%
  21-47205  Kavanagh                         Tucson, AZ                                    8.000%
  21-47206  Artrisco                         Albuquerque, NM                               8.250%
  21-47208  Newport VI                       Albuquerque, NM                               8.125%
  21-47209  Fountain Lake                    Brandeton, FL                                 8.320%
  21-47210  Orion                            West Haven, CT                                7.875%
  21-47211  Plaza 7000                       Greenwood Village, CO                         7.625%
  21-47212  Howard Lake-Maple Plain          Howard Lake, MN                               7.750%
  21-47214  West Health Inc.                 Plymouth, MN                                  7.450%
  21-47215  Invespro                         Urbandale, IA                                 8.375%
  21-47216  Invespro                         Urbandale, IA                                 8.375%
  21-47217  Airport                          Tempe, AZ                                     8.375%
  21-47218  D&R Northpoin                    Sterling, VA                                  8.500%
  21-47219  Favorite Bay                     Albuquerque, NM                               7.850%
  21-47223  Westwood Plaza                   Houston, TX                                   8.230%
  21-47224  Custer Office                    Plano, TX                                     7.320%
  21-47225  Valley Mining                    Eagan, MN                                     7.210%
  21-47226  Jake's LP                        Austin, TX                                    6.950%
  21-47227  PW Holdings                      Falls Township, PA                            6.650%
  21-47228  Lafayette Square                 Bridgeport, CT                                7.140%
  21-47230  Wilcrest Gree                    Houston, TX                                   7.080%
  21-47231  Midtown Mall                     Hastings, MN                                  7.140%
  21-47232  DHIR Group LLC                   Milwaukee, WI                                 7.400%
  21-47233  Capital Plaza                    Jefferson City, MO                            7.150%
  21-47234  Southwest Medical                Littleton, CO                                 7.180%
  21-47235  2507 & 2473 Assc                 Southport, CT                                 7.020%
  21-47237  Abmar Valley                     Roanoke, VA                                   7.100%
  21-47238  Cicero Place                     Cicero, IN                                    7.000%
  21-47240  Crystal Plaza                    Baltimore, MD                                 7.020%
  21-47241  Pal, Inc                         Sioux Falls, SD                               7.050%
  21-47242  Northpoint AT                    San Antonio, TX                               7.330%
  21-47243  Pam-Joy Realty                   Chesapeake. VA                                6.960%
  21-47245  Tide Mill                        Southport, CT                                 6.980%
  21-47246  JLC, IX PF LTD                   Dallas, TX                                    7.010%
  21-47247  Airport Land                     Tempe, AZ                                     6.890%
  21-47248  HMJ                              Moorehead, MN                                 6.960%
  21-47249  MIDEB                            Ventura, CA                                   6.750%
  21-47250  Thomas Ribis                     Alexandria, VA                                6.900%
  21-47251  Arcadia Villa                    Phoenix, AZ                                   6.800%
  21-47252  Broken Arrow                     Broken Arrow, OK                              6.800%
  21-47253  Palo Verde Plaxa                 Phoenix, AZ                                   6.800%
  21-47254  Village S.                       Tulsa, OK                                     6.800%
  21-47255  Gaughan                          Forest Lake/Stillwater, MN                    6.830%
  21-47256  Fremont Apts                     Rapid City, SD                                6.750%
  21-47257  American Bank Plaza              Corpus Christi, TX                            6.900%
  21-47259  Anza Plaza                       Santa Clarita, CA                             6.950%
  21-47260  Eisenhower 3                     Ann Arbor, MI                                 6.980%
  21-47261  KKMP Properties                  Bloomington, MN                               7.060%
  21-47262  312 Third Street                 Fargo, ND                                     6.900%
  21-47263  G.O.L.D                          Columbus, OH                                  6.950%
  21-47264  Esnet Properties                 Orem, UT                                      6.810%
  21-47265  Eaglecreek A                     Lakewood, CO                                  6.770%


PAGE 6
                                                                             Part 2 - Interest earned
                                                                             on mortgages
                                                                             ---------------------


                                                                                         Average
                                                                             Interest   gross rate
                                                                             due and    of interest
                                                                             accrued    on mortgages
                                                                             at end of  held at end
                                                                              period    of period
                   Description (a)                                             (e)         (f)
---------------------------------------------                                ---------  ----------

  21-47266  Independence                     Clarkston, MI                                 6.890%
  21-47267  Blairhill LLC                    Charlotte, NC                                 6.910%
  21-47268  Lemans Limited                   Seebring, FL                                  6.850%
  21-47269  Hampton Inn                      Spokane, WA                                   7.150%
  21-47270  Brookhollow-2                    Houston, TX                                   6.800%
  21-47271  Wilsonville                      Wilsonville, OR                               6.850%
  21-47272  Southeast Com                    Aurora, CO                                    6.440%
  21-47273  Sears Bldg                       Rapid City, SD                                6.850%
  21-47274  Edison                           Towson, MD                                    6.850%
  21-47275  Colorado & SA                    Colorado Springs, CO                          6.550%
  21-47277  Alvernon Place                   Tucson, AZ                                    7.000%
  21-47278  VL Grand Ridge                   Kennewick, WA                                 6.750%
  21-47279  Daniel G                         Chetek, WI                                    7.250%
  21-47281  Cleveland                        Shakers Heights, OH                           7.000%
  21-47282  Cary Bldg LP                     Springfield, VA                               6.850%
  21-47283  Paragon DTC P                    Englewood, CO                                 6.800%
  21-47284  Tarran                           Batavia, IL                                   7.000%
  21-47285  Equity One In                    Fort Meyers, FL                               6.750%
  21-47286  Sandhill SQ                      Las Vegas, NV                                 7.000%
  21-47287  ML LTD Moen                      Rogers, MN                                    7.300%
  21-47288  Hilde                            Plymouth, MN                                  6.850%
  21-47289  Camp Morrison                    Newport News, VA                              6.900%
  21-47290  Oakcliff                         Doraville, GA                                 7.000%
  21-47291  Truway                           Liverpool, NY                                 7.000%
  21-47292  Desert Inn                       Las Vegas, NV                                 6.900%
  21-47293  Julantru                         Corvallis, OR                                 6.750%
  21-47294  Carolace Emb.                    Hope Mills, NC                                7.000%
  21-47295  Mastercraft                      Concord, OH                                   7.000%
  21-47296  Vivani                           Painesville, OH                               7.000%
  21-47297  Vivani                           Concord, OH                                   7.000%
  21-47298  Shiland Hills                    Rock Hill, SC                                 7.250%
  21-47299  Crest                            Escondido, CA                                 7.000%
                                                                                        ----------

                  Total Other                                                              7.276%
                                                                                        ----------

                  Total First Mortgage Loans on Real Estate                                7.276%
                                                                                        ==========

PAGE 7
Part 3 - Location of mortgaged properties

($ in thousands)


                                                      Amount of
                                                      principal
                                                    unpaid at end
                                                       of period
                                                   -----------------
                                       Carrying
                                       amount of           Subject
                                       mortgages              to      Amount of
      State in         Number   Prior  (c), (g)           delinquent  mortgages
  which mortgaged        of     liens  (h), and            interest     being
property is located    loans     (b)   (i)        Total       (d)     foreclosed
---------------------  -------  ----  ---------- ------- ---------  ----------



    Arizona                 6           21,591     21,591         0          0
    California              3            9,251      9,251         0          0
    Colorado                6           18,832     18,832         0          0
    Connecticut             4           13,463     13,463         0          0
    Florida                 9           40,520     40,520         0          0
    Georgia                 1            2,686      2,686         0          0
    Illinois                1            3,546      3,546         0          0
    Indiana                 1            3,350      3,350         0          0
    Iowa                    3            9,628      9,628         0          0
    Massachusetts           2            6,031      6,031         0          0
    Maryland                2            5,029      5,029         0          0
    Michigan                4           18,324     18,324         0          0
    Minnesota              11           38,984     38,984         0          0
    Missouri                2            4,358      4,358         0          0
    Nebraska                1            2,754      2,754         0          0
    Nevada                  2            7,914      7,914         0          0
    New Jersey              2            9,751      9,751         0          0
    New Mexico              3            8,661      8,661         0          0
    New York                1            3,118      3,118         0          0
    North Carolina          5            9,302      9,302         0          0
    North Dakota            1            5,693      5,693         0          0
    Ohio                    7           23,658     23,658         0          0
    Oklahoma                2            6,733      6,733         0          0
    Oregon                  2            6,170      6,170         0          0
    Pennsylvania            1            4,490      4,490         0          0
    South Carolina          1              935        935         0          0
    South Dakota            4            3,543      3,543         0          0
    Texas                  13           34,776     34,776         0          0
    Utah                    1            1,926      1,926         0          0
    Virginia                6           14,200     14,200         0          0
    Washington              2           11,009     11,009         0          0
    Wisconsin               3            9,093      9,093         0          0
                       -------        --------- ---------- ---------  ---------

                          112          359,319    359,319         0          0
                       -------        --------- ---------- ---------  ---------

    Unallocated Reserve

    for Losses                             744
                                      ---------


    Total                 112         $358,575   $359,319        $0         $0
                       =======        ========= ========== =========  =========

PAGE 8
NOTES:

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

(f) Information as to interest income by type and class of loan has been omitted because it is not readily available and the obtaining thereof would involve unreasonable effort and expense. In lieu thereof, the average gross interest rates (exclusive of amortization of discounts and premiums) on mortgage loans held at December 31, 2000 are shown by type and class of loan.

     The average gross interest rates on mortgage loans held at December 31, 2000, 1999 and 1998 are summarized as follows:

                                                           2000          1999          1998
                                                        ------------  ------------  ------------
     First mortgages:
          Insured by Federal Housing Administration          0.000%        0.000%        0.000%
          Partially guaranteed under Servicemen's
            Readjustment Act of 1944, as amended
                                                             0.000         0.000         0.000
          Other
                                                             7.276         7.274         7.394
                                                        ------------  ------------  ------------


                Combined average                             7.276%        7.274%        7.394%
                                                        ============  ============  ============


PAGE 9 (g) Following is a reconciliation of the carrying amount of mortgage loans for the years ended December 31, 2000, 1999 and 1998.

                                                           2000          1999          1998
                                                        ------------  ------------  ------------

     Balance at beginning of period                        $378,047      $334,280      $212,433
     Additions during period:
       New loans acquired:

         Nonaffiliated companies                                763        66,068       163,398
       Reserve for loss reversal                                  0           100             0
                                                        ------------  ------------  ------------

           Total additions                                      763        66,168       163,398
                                                        ------------  ------------  ------------


                                                            378,810       400,448       375,831
                                                        ------------  ------------  ------------


     Deductions during period:
       Collections of principal                              20,002        22,401        41,551
       Reserve for loss                                         233             0             0
                                                        ----------------------------------------

           Total deductions                                  20,235        22,401        41,551
                                                        ------------  ------------  ------------

     Balance at end of period                              $358,575      $378,047      $334,280
                                                        ============  ============  ============

(h) The aggregate cost of mortgage loans for federal income tax purposes at December 31, 2000 was $359,319.

(i) At December 31, 2000, an unallocated reserve for loss on first mortgage loans of $744 is recorded.

AMERICAN EXPRESS CERTIFICATE COMPANY                                 SCHEDULE V
(formerly IDS Certificate Company)

Qualified Assets on Deposit

December 31, 2000
($ thousands)

                                                    Investment Securities
                                                  -------------------------
                                                  Bonds and                   Mortgage
                                                    Notes        Stocks        Loans         Other
      Name of Depositary                             (a)           (b)          (c)           (d)         Total
---------------------------------------------  -----------  ------------  ----------    ----------  ------------
Deposits with states or their depositories to
  meet requirements of statutes and
  agreements:

    Illinois - Secretary of
      State of Illinois                               $49            $0          $0            $0           $49

    New Jersey - Commissioner
      of Banking and Insurance
      of New Jersey                                    50             0           0             0            50


    Pennsylvania - Treasurer
      of the State of
      Pennsylvania                                    149             0           0             0           149


    Texas - Treasurer of the
      State of Texas                                  112             0           0             0           112
                                               -----------  ------------  ----------    ----------  ------------

    Total deposits with states or their
      depositories to meet requirements
      of statues and agreements                       360             0           0             0           360

Central depository - American
  Express Trust Company                         3,143,904       444,932     358,575       104,200     4,051,611
                                               -----------  ------------  ----------    ----------  ------------

    Total                                      $3,144,264      $444,932    $358,575      $104,200    $4,051,971
                                               ===========  ============  ==========    ==========  ============

Notes:

(a)  Represents amortized cost of bonds and notes.

(b)  Represents average cost of individual issues of stocks.

(c) Represents unpaid principal balance of mortgage loans less unamortized discounts and reserve for losses.

(d)  Represents amortized cost of purchased call options.

PAGE 1
       AMERICAN EXPRESS CERTIFICATE COMPANY                         SCHEDULE VI
        (formerly IDS Certificate Company)
               Certificate Reserves

            Part 1 - Summary of Changes

           Year ended December 31, 2000
                 ($ in thousands)                                             Balance at beginning of period
                                                                         ---------------------------------------

                                                                            Number
                                                                              of
                                                          Yield            accounts    Amount
                                                       to maturity           with        of           Amount
                                                       on an annual        security    maturity         of
                    Description                        payment basis        holders     value        reserves
                    -----------                     -------------------- ----------- -----------  --------------
Installment certificates:
  Reserves to mature:
   Series 15, includes extended maturities          2.40 Inst/2.50 Ext.       0              0                0
       "  20,     "        "        "               2.52 Inst/2.50 Ext.       2             28               22
       "  15A,    "        "        "               2.66 Inst/3.04 Ext.       2             17               17
       "  22A,    "        "        "                  3.09                 718         16,120           12,559
       "  I-76,   "        "        "                  3.35                 474         10,847            6,220
       "  Reserve Plus Flexible Payment              (note a)               181          1,666              778
       "  IC-Q-Installment                           (note a)                69            770              301
       "  IC-Q-Ins                                   (note a)             2,502         29,257           13,100
       "  IC-Q-Ins Emp                               (note a)                14            146              105
       "  IC-I                                       (note a)            33,476        569,104          211,200
       "  IC-I-Emp                                   (note a)               190          2,659            1,239
       "  Inst                                       (note a)             7,494              0           13,421
       "  Inst-Emp                                   (note a)                35              0               49
       "  RP-Q-Installment                           (note a)               118          1,621            1,121
       "  RP-Q-Flexible Payment                      (note a)                12            154               73
       "  RP-Q-Ins                                   (note a)                55            931              401
       "  RP-Q-Ins Emp                               (note a)                 1              6                7
       "  RP-I                                       (note a)               205          6,269            2,179
       "  RP-I-Emp                                   (note a)                 0              0                0
       "  Inst-R                                     (note a)                59              0              113
       "  Inst-R-Emp                                 (note a)                 3              0                3
                                                                         -------       --------   --------------

                Total                                                    45,610        639,595          262,908
                                                                         -------       --------   --------------

  Payments made in advance of certificate
    year requirements and accrued interest
    thereon:
   Series 15, includes extended maturities               2                Not            Not                  0
       "  20,     "        "        "                    2              Readily       Applicable              0
       "  15A,    "        "        "                    3              Available                             3
       "  22A,    "        "        "                    3                                                  494
       "  I-76,   "        "        "                   3.5                                                 341
                                                                                                  --------------

                Total                                                                                       838
                                                                                                  --------------


PAGE 2
                                                                                        Additions
                                                                         ---------------------------------------


                                                                                                     Charged
                                                          Yield             Charged      Reserve     to other
                                                       to maturity         to profit   payments by   accounts
                                                       on an annual        and loss    certificate     (per
                                                       payment basis       or income     holders      part 2)
                                                    -------------------- ------------- ----------- -------------

Installment certificates:
  Reserves to mature:
   Series 15, includes extended maturities          2.40 Inst/2.50 Ext.       0              0                0
       "  20,     "        "        "               2.52 Inst/2.50 Ext.       1              0                0
       "  15A,    "        "        "               2.66 Inst/3.04 Ext.       0              0                0
       "  22A,    "        "        "                  3.09                 347            143              424
       "  I-76,   "        "        "                  3.35                 192            171               42
       "  Reserve Plus Flexible Payment              (note a)                 0            133               22
       "  IC-Q-Installment                           (note a)                 0             30                6
       "  IC-Q-Ins                                   (note a)                 0          1,202              263
       "  IC-Q-Ins Emp                               (note a)                 0             10                3
       "  IC-I                                       (note a)                 0         40,405            6,953
       "  IC-I-Emp                                   (note a)                 0            244               52
       "  Inst                                       (note a)                 0          9,476              463
       "  Inst-Emp                                   (note a)                 0             47                2
       "  RP-Q-Installment                           (note a)                 0             14               30
       "  RP-Q-Flexible Payment                      (note a)                 0              1                2
       "  RP-Q-Ins                                   (note a)                 0             12                7
       "  RP-Q-Ins Emp                               (note a)                 0              1                0
       "  RP-I                                       (note a)                 0            302               66
       "  RP-I-Emp                                   (note a)                 0              0                0
       "  Inst-R                                     (note a)                 0             99                4
       "  Inst-R-Emp                                 (note a)                 0              2                0
                                                                         -------       --------    -------------

                Total                                                       540         52,292            8,339
                                                                         -------       --------    -------------

  Payments made in advance of certificate
    year requirements and accrued interest
    thereon:
   Series 15, includes extended maturities               2                    0              0                0
       "  20,     "        "        "                    2                    0              2                0
       "  15A,    "        "        "                    3                    0              0                0
       "  22A,    "        "        "                    3                   19             99               27
       "  I-76,   "        "        "                   3.5                  14             33                2
                                                                         -------       --------    -------------

                Total                                                        33            134               29
                                                                         -------       --------    -------------


PAGE 3
                                                                                       Deductions
                                                                         ---------------------------------------


                                                                                                     Credited
                                                           Yield                         Cash        to other
                                                        to maturity                   surrenders     accounts
                                                        on an annual                   prior to       (per
                                                       payment basis      Maturities   maturity       part 2)
                                                    -------------------- ------------ ------------ -------------

Installment certificates:
  Reserves to mature:
   Series 15, includes extended maturities          2.40 Inst/2.50 Ext.       0              0                0
       "  20,     "        "        "               2.52 Inst/2.50 Ext.       0              0               14
       "  15A,    "        "        "               2.66 Inst/3.04 Ext.      10              0                0
       "  22A,    "        "        "                  3.09                 349            905            1,481
       "  I-76,   "        "        "                  3.35                   0            920              240
       "  Reserve Plus Flexible Payment              (note a)                15            240                0
       "  IC-Q-Installment                           (note a)                44            125                0
       "  IC-Q-Ins                                   (note a)             3,251          4,673                1
       "  IC-Q-Ins Emp                               (note a)                34             27                0
       "  IC-I                                       (note a)                 0         89,433                0
       "  IC-I-Emp                                   (note a)                 0            412                0
       "  Inst                                       (note a)                 0          4,544                0
       "  Inst-Emp                                   (note a)                 0             21                0
       "  RP-Q-Installment                           (note a)               116            115               28
       "  RP-Q-Flexible Payment                      (note a)                 8              8                0
       "  RP-Q-Ins                                   (note a)               131            165                0
       "  RP-Q-Ins Emp                               (note a)                 0              0                0
       "  RP-I                                       (note a)                 0          1,094                0
       "  RP-I-Emp                                   (note a)                 0              0                0
       "  Inst-R                                     (note a)                 0             33                0
       "  Inst-R-Emp                                 (note a)                 0              1                0
                                                                         -------       --------    -------------

                Total                                                     3,958        102,716            1,764
                                                                         -------       --------    -------------

  Payments made in advance of certificate
    year requirements and accrued interest
    thereon:
   Series 15, includes extended maturities               2                    0              0                0
       "  20,     "        "        "                    2                    0              0                1
       "  15A,    "        "        "                    3                    2              0                0
       "  22A,    "        "        "                    3                    6             31              222
       "  I-76,   "        "        "                   3.5                   0             62               13
                                                                         -------       --------    -------------

                Total                                                         8             93              236
                                                                         -------       --------    -------------


PAGE 4
                                                                                 Balance at close of period
                                                                         ---------------------------------------

                                                                             Number
                                                                              of
                                                         Yield              accounts    Amount
                                                        to maturity          with         of          Amount
                                                        on an annual       security    maturity         of
                                                       payment basis        holders     value        reserves
                                                    -------------------- ------------ ---------    -------------

Installment certificates:
  Reserves to mature:
   Series 15, includes extended maturities          2.40 Inst/2.50 Ext.       0              0                0
       "  20,     "        "        "               2.52 Inst/2.50 Ext.       1             14                9
       "  15A,    "        "        "               2.66 Inst/3.04 Ext.       1              7                7
       "  22A,    "        "        "                  3.09                 575         13,437           10,738
       "  I-76,   "        "        "                  3.35                 393          8,879            5,465
       "  Reserve Plus Flexible Payment              (note a)               149          1,361              678
       "  IC-Q-Installment                           (note a)                48            572              168
       "  IC-Q-Ins                                   (note a)             1,273         14,541            6,640
       "  IC-Q-Ins Emp                               (note a)                 9             83               57
       "  IC-I                                       (note a)            24,693        410,501          169,125
       "  IC-I-Emp                                   (note a)               150          2,106            1,123
       "  Inst                                       (note a)             7,685              0           18,816
       "  Inst-Emp                                   (note a)                42              0               77
       "  RP-Q-Installment                           (note a)               103          1,351              906
       "  RP-Q-Flexible Payment                      (note a)                 9            109               60
       "  RP-Q-Ins                                   (note a)                18            508              124
       "  RP-Q-Ins Emp                               (note a)                 1              6                8
       "  RP-I                                       (note a)               142          4,244            1,453
       "  RP-I-Emp                                   (note a)                 1              0                0
       "  Inst-R                                     (note a)                58              0              183
       "  Inst-R-Emp                                 (note a)                 2              0                4
                                                                         -------       --------    -------------

                Total                                                    35,353        457,719          215,641
                                                                         -------       --------    -------------

  Payments made in advance of certificate
    year requirements and accrued interest
    thereon:
   Series 15, includes extended maturities               2                 Not           Not                  0
       "  20,     "        "        "                    2               Readily      Applicable              1
       "  15A,    "        "        "                    3               Available                            1
       "  22A,    "        "        "                    3                                                  380
       "  I-76,   "        "        "                   3.5                                                 315
                                                                                                   -------------

                Total                                                                                       697
                                                                                                   -------------


PAGE 5
                                                                            Balance at beginning of period
                                                                      ------------------------------------------

                                                                           Number
                                                                             of
                                                         Yield            accounts     Amount
                                                      to maturity           with         of          Amount
                                                      on an annual        security    maturity         of
                                                      payment basis        holders      value       reserves
                                                    ----------------- -------------- ----------    -------------

  Additional credits and accrued interest
    thereon:
   Series 15, includes extended maturities              2.5               Not            Not                  0
       "  20,     "        "        "                   2.5             Readily        Applicable             5
       "  15A,    "        "        "                    3              Available                             2
       "  22A,    "        "        "                    3                                                3,004
       "  I-76,   "        "        "                   3.5                                               1,444
       "  Reserve Plus Flexible Payment              (note a)                                                 0
       "  IC-Q-Installment                           (note a)                                                 0
       "  IC-Q-Ins                                   (note a)                                                 0
       "  IC-Q-Ins Emp                               (note a)                                                 0
       "  IC-I                                       (note a)                                               275
       "  IC-I-Emp                                   (note a)                                                 2
       "  Inst                                       (note a)                                                15
       "  Inst-Emp                                   (note a)                                                 0
       "  RP-Q-Installment                           (note a)                                                 0
       "  RP-Q-Flexible Payment                      (note a)                                                 0
       "  RP-Q-Ins                                   (note a)                                                 0
       "  RP-Q-Ins Emp                               (note a)                                                 0
       "  RP-I                                       (note a)                                                 3
       "  RP-I-Emp                                   (note a)                                                 0
       "  Inst-R                                     (note a)                                                 0
       "  Inst-R-Emp                                 (note a)                                                 0
                                                                                                   -------------

                Total                                                                                     4,750
                                                                                                   -------------



  Reserve for accrued extra contribution 3rd year                                                         6,434
  Reserve for accrued extra contribution 6th year                                                             0
  Accrued interest on reserves in default I-76          3.5                                                   2
  Reserve for additional credits to be allowed
    Installment Certificates-Special Additional                           Not            Not
    Credits I-76                                                        Readily        Applicable             0
  Accrued for additional credits to be allowed at                      Available
    next anniversary                                                                                         44
  Reserve for death and disability refund options                                                             0
  Reserve for reconversion of paid-up certificates                                                           54
                                                                                                   -------------

                Total installment certificates                                                          275,030
                                                                                                   -------------

PAGE 6

                                                                                          Additions
                                                                     ---------------------------------------------------


                                                                                                           Charged
                                                        Yield             Charged          Reserve         to other
                                                     to maturity         to profit       payments by       accounts
                                                     on an annual        and loss        certificate        (per
                                                     payment basis       or income         holders          part 2)
                                                    ---------------- ---------------- ---------------- -----------------
  Additional credits and accrued interest
    thereon:
   Series 15, includes extended maturities              2.5                   0              Not                   0
       "  20,     "        "        "                   2.5                   0            Applicable              0
       "  15A,    "        "        "                    3                    0                                    0
       "  22A,    "        "        "                    3                   79                                  117
       "  I-76,   "        "        "                   3.5                  45                                   28
       "  Reserve Plus Flexible Payment              (note a)                22                                    0
       "  IC-Q-Installment                           (note a)                 6                                    0
       "  IC-Q-Ins                                   (note a)               263                                    0
       "  IC-Q-Ins Emp                               (note a)                 3                                    0
       "  IC-I                                       (note a)             6,987                                    0
       "  IC-I-Emp                                   (note a)                52                                    0
       "  Inst                                       (note a)               472                                    0
       "  Inst-Emp                                   (note a)                 2                                    0
       "  RP-Q-Installment                           (note a)                30                                    0
       "  RP-Q-Flexible Payment                      (note a)                 2                                    0
       "  RP-Q-Ins                                   (note a)                 7                                    0
       "  RP-Q-Ins Emp                               (note a)                 0                                    0
       "  RP-I                                       (note a)                65                                    0
       "  RP-I-Emp                                   (note a)                 4                                    0
       "  Inst-R                                     (note a)                 0                                    0
       "  Inst-R-Emp                                 (note a)                 0                                    0
                                                                         -------                       --------------

                Total                                                     8,039                                  145
                                                                         -------                       --------------



  Reserve for accrued extra contribution 3rd year                           458         (3,674)                    0
  Reserve for accrued extra contribution 6th year                             0              0                     0
  Accrued interest on reserves in default I-76          3.5                   5              0                     1
  Reserve for additional credits to be allowed
    Installment Certificates-Special Additional
    Credits I-76                                                              0              0                     0
  Accrued for additional credits to be allowed at
    next anniversary                                                        109              0                     0
  Reserve for death and disability refund options                             0              0                     0
  Reserve for reconversion of paid-up certificates                            0              0                     0
                                                                         -------       --------        --------------

                Total installment certificates                            9,184         48,752                 8,514
                                                                         -------       --------        --------------


PAGE 7
                                                                                           Deductions
                                                                     --------------------------------------------


                                                                                                       Credited
                                                       Yield                            Cash           to other
                                                    to maturity                       surrenders       accounts
                                                    on an annual                       prior to          (per
                                                    payment basis      Maturities      maturity         part 2)
                                                    ---------------- -------------- --------------   ------------

  Additional credits and accrued interest
    thereon:
   Series 15, includes extended maturities              2.5                   0              0                  0
       "  20,     "        "        "                   2.5                   0              0                  3
       "  15A,    "        "        "                    3                    2              0                  0
       "  22A,    "        "        "                    3                   98            214                359
       "  I-76,   "        "        "                   3.5                   0            202                 50
       "  Reserve Plus Flexible Payment              (note a)                 0              0                 22
       "  IC-Q-Installment                           (note a)                 0              0                  6
       "  IC-Q-Ins                                   (note a)                 0              0                263
       "  IC-Q-Ins Emp                               (note a)                 0              0                  3
       "  IC-I                                       (note a)                 0              0              6,960
       "  IC-I-Emp                                   (note a)                 0              0                 52
       "  Inst                                       (note a)                 0              0                463
       "  Inst-Emp                                   (note a)                 0              0                  2
       "  RP-Q-Installment                           (note a)                 0              0                 30
       "  RP-Q-Flexible Payment                      (note a)                 0              0                  2
       "  RP-Q-Ins                                   (note a)                 0              0                  7
       "  RP-Q-Ins Emp                               (note a)                 0              0                  0
       "  RP-I                                       (note a)                 0              0                 66
       "  RP-I-Emp                                   (note a)                 0              0                  4
       "  Inst-R                                     (note a)                 0              0                  0
       "  Inst-R-Emp                                 (note a)                 0              0                  0
                                                                         -------       --------      -------------

                Total                                                       100            416              8,292
                                                                         -------       --------      -------------



  Reserve for accrued extra contribution 3rd year                             0              0                  0
  Reserve for accrued extra contribution 6th year                             0              0                  0
  Accrued interest on reserves in default I-76          3.5                   0              1                  6
  Reserve for additional credits to be allowed
    Installment Certificates-Special Additional
    Credits I-76                                                              0              0                  0
  Accrued for additional credits to be allowed at
    next anniversary                                                          0              0                 79
  Reserve for death and disability refund options                             0              0                  0
  Reserve for reconversion of paid-up certificates                            0              0                  0
                                                                         -------       --------      -------------

                Total installment certificates                            4,066        103,226             10,377
                                                                         -------       --------      -------------


PAGE 8
                                                                                Balance at close of period
                                                                       -------------------------------------------

                                                                            Number
                                                                              of
                                                          Yield            accounts     Amount
                                                       to maturity           with         of             Amount
                                                       on an annual        security    maturity           of
                                                       payment basis        holders      value          reserves
                                                    ------------------ -------------- ------------  --------------

  Additional credits and accrued interest
    thereon:
   Series 15, includes extended maturities              2.5                 Not            Not                  0
       "  20,     "        "        "                   2.5               Readily        Applicable             2
       "  15A,    "        "        "                    3                Available                             0
       "  22A,    "        "        "                    3                                                  2,529
       "  I-76,   "        "        "                   3.5                                                 1,265
       "  Reserve Plus Flexible Payment              (note a)                                                   0
       "  IC-Q-Installment                           (note a)                                                   0
       "  IC-Q-Ins                                   (note a)                                                   0
       "  IC-Q-Ins Emp                               (note a)                                                   0
       "  IC-I                                       (note a)                                                 302
       "  IC-I-Emp                                   (note a)                                                   2
       "  Inst                                       (note a)                                                  24
       "  Inst-Emp                                   (note a)                                                   0
       "  RP-Q-Installment                           (note a)                                                   0
       "  RP-Q-Flexible Payment                      (note a)                                                   0
       "  RP-Q-Ins                                   (note a)                                                   0
       "  RP-Q-Ins Emp                               (note a)                                                   0
       "  RP-I                                       (note a)                                                   2
       "  RP-I-Emp                                   (note a)                                                   0
       "  Inst-R                                     (note a)                                                   0
       "  Inst-R-Emp                                 (note a)                                                   0
                                                                                                    --------------

                Total                                                                                       4,126
                                                                                                    --------------



  Reserve for accrued extra contribution 3rd year                                                           3,218
  Reserve for accrued extra contribution 6th year                                                               0
  Accrued interest on reserves in default I-76          3.5                                                     1
  Reserve for additional credits to be allowed
    Installment Certificates-Special Additional                             Not            Not
    Credits I-76                                                          Readily        Applicable             0
  Accrued for additional credits to be allowed at                         Available
    next anniversary                                                                                           74
  Reserve for death and disability refund options                                                               0
  Reserve for reconversion of paid-up certificates                                                             54
                                                                                                    --------------

                Total installment certificates                                                            223,811
                                                                                                    --------------


PAGE 9
                                                                              Balance at beginning of period
                                                                      --------------------------------------------

                                                                         Number
                                                                           of
                                                        Yield           accounts      Amount
                                                      to maturity         with          of             Amount
                                                      on an annual      security     maturity           of
                                                      payment basis      holders       value          reserves
                                                    ----------------- -------------- ----------    ---------------

Fully paid certificates:
  Single-Payment certificates:
    SP 78                                               3.5                   0              0                  0
    SP 79                                               3.5                  34            281                280
    SP 80                                               3.5                 302          2,407              2,350
    SP 81A                                              3.5                 258          1,552              1,460
    SP 82A                                              3.5                 228          2,133              1,944
    SP 82B                                              3.5                 388          3,489              3,141
    SP 83A                                              3.5                  69            523                464
    SP 83B                                              3.5                 161          1,568              1,368
    IC-2-84                                             3.5                 558          5,457              4,606
    IC-2-85                                             3.5                 304          3,177              3,597
    IC-2-86                                             3.5                 156          1,787              1,789
    IC-2-87                                             3.5                 209          2,876              2,686
    IC-2-88                                             3.5                 390          5,611              4,762
    Reserve Plus Single Payment                      (note a)               665          3,310              5,549
    Cash Reserve Single Payment                      (note b)                27            165                161
    IC-Flexible Savings (formally Variable Term)     (note d)            67,254        450,978            511,761
    IC-Flexible Savings Emp (formally Variable Term) (note d)             1,039         12,398             15,293
    IC-Preferred Investors                           (note d)               115            102            103,901
    IC-Investors                                     (note d)               573        783,371            838,044
    IC-Special Deposits                              (note d)               115        136,183            148,255
    IC-1-84                                          (note c)                44            308                287
    Cash Reserve Variable Payment                    (note b)               374          1,964              2,564
    Cash Reserve Variable Payment-3mo.               (note e)            41,035        157,871            167,776
    IC-Future Value                                  (note f)             4,564         49,454             49,455
    IC-Future Value Emp                              (note f)                90            724                723
    IC-Stock Market                                  (note g)            109,177       434,918            503,813
    IC-Market Strategy                               (note g)            13,602        199,544            204,221
    Equity Indexed Savings                           (note g)                 0              0                  0
    IC-AEBI Stock Market                             (note g)                83         17,772             18,417
                                                                         -------       --------    ---------------

                Total                                                    241,814       2,279,923        2,598,667
                                                                         -------       --------    ---------------


PAGE 10
                                                                                            Additions
                                                                   -----------------------------------------------


                                                                                                       Charged
                                                       Yield            Charged        Reserve         to other
                                                    to maturity         to profit    payments by       accounts
                                                    on an annual        and loss     certificate         (per
                                                    payment basis       or income      holders          part 2)
                                                    -------------- ---------------- -------------- ---------------

Fully paid certificates:
  Single-Payment certificates:
    SP 78                                               3.5                   0              0                  0
    SP 79                                               3.5                   1              0                  0
    SP 80                                               3.5                  51              0                  0
    SP 81A                                              3.5                  47              0                  0
    SP 82A                                              3.5                  61              0                  0
    SP 82B                                              3.5                  97              0                  0
    SP 83A                                              3.5                  15              0                  0
    SP 83B                                              3.5                  42              0                  0
    IC-2-84                                             3.5                 143              0                  0
    IC-2-85                                             3.5                   0              0                146
    IC-2-86                                             3.5                   0              0                 71
    IC-2-87                                             3.5                   0              0                107
    IC-2-88                                             3.5                   0              0                186
    Reserve Plus Single Payment                      (note a)                 0              0                213
    Cash Reserve Single Payment                      (note b)                 0              0                  7
    IC-Flexible Savings (formally Variable Term)     (note d)                 0        163,832             24,509
    IC-Flexible Savings Emp (formally Variable Term) (note d)                 0            636                699
    IC-Preferred Investors                           (note d)                 0        214,279              8,412
    IC-Investors                                     (note d)                 0        592,861             54,057
    IC-Special Deposits                              (note d)                 0         27,964              7,506
    IC-1-84                                          (note c)                 0              0                 12
    Cash Reserve Variable Payment                    (note b)                 0            286                 90
    Cash Reserve Variable Payment-3mo.               (note e)                 0        121,566              6,238
    IC-Future Value                                  (note f)                 0              0                  0
    IC-Future Value Emp                              (note f)                 0              0                  0
    IC-Stock Market                                  (note g)                 0        138,371             31,415
    IC-Market Strategy                               (note g)                (2)       134,373             11,800
    Equity Indexed Savings                           (note g)                 0            108                  0
    IC-AEBI Stock Market                             (note g)                 0         15,290                788
                                                                         -------       --------    ---------------

                Total                                                       455        1,409,566          146,256
                                                                         -------       --------    ---------------


PAGE 11
                                                                                      Deductions
                                                                      --------------------------------------------


                                                                                                    Credited
                                                        Yield                            Cash        to other
                                                      to maturity                     surrenders     accounts
                                                      on an annual                     prior to        (per
                                                      payment basis      Maturities    maturity       part 2)
                                                    ----------------- -------------- ------------- ---------------

Fully paid certificates:
  Single-Payment certificates:
    SP 78                                               3.5                   0              0                  0
    SP 79                                               3.5                 230              8                 28
    SP 80                                               3.5               1,453            501                101
    SP 81A                                              3.5                   0            206                  0
    SP 82A                                              3.5                   0            509                  0
    SP 82B                                              3.5                   0            636                  0
    SP 83A                                              3.5                   0             49                  0
    SP 83B                                              3.5                   0            255                  0
    IC-2-84                                             3.5                   0            822                 36
    IC-2-85                                             3.5                   0            845                  0
    IC-2-86                                             3.5                   0            284                  0
    IC-2-87                                             3.5                   0            398                  0
    IC-2-88                                             3.5                   0            900                 18
    Reserve Plus Single Payment                      (note a)                 0          1,048                  0
    Cash Reserve Single Payment                      (note b)                 0              7                  0
    IC-Flexible Savings (formally Variable Term)     (note d)                 0        181,591                  0
    IC-Flexible Savings Emp (formally Variable Term) (note d)                 0          3,119                  0
    IC-Preferred Investors                           (note d)                 0        152,021                  0
    IC-Investors                                     (note d)                 0        395,303                  0
    IC-Special Deposits                              (note d)                 0         74,030                  0
    IC-1-84                                          (note c)                 0             38                  0
    Cash Reserve Variable Payment                    (note b)                 0            906                  0
    Cash Reserve Variable Payment-3mo.               (note e)                 0        160,369                  0
    IC-Future Value                                  (note f)            15,553          4,882                  0
    IC-Future Value Emp                              (note f)               235             30                  0
    IC-Stock Market                                  (note g)                 0        143,596                  0
    IC-Market Strategy                               (note g)                 0         46,754                  0
    Equity Indexed Savings                           (note g)                 0              0                  0
    IC-AEBI Stock Market                             (note g)                 0          7,499                  0
                                                                         -------       --------    ---------------

                Total                                                    17,471        1,176,606              183
                                                                         -------       --------    ---------------


PAGE 12
                                                                              Balance at close of period
                                                                      --------------------------------------------

                                                                          Number
                                                                            of
                                                        Yield             accounts      Amount
                                                     to maturity           with           of          Amount
                                                     on an annual        security      maturity        of
                                                     payment basis        holders        value       reserves
                                                    ----------------- -------------- ------------- ---------------

Fully paid certificates:
  Single-Payment certificates:
    SP 78                                               3.5                   0              0                  0
    SP 79                                               3.5                   2             15                 15
    SP 80                                               3.5                  55            346                346
    SP 81A                                              3.5                 219          1,337              1,301
    SP 82A                                              3.5                 181          1,586              1,496
    SP 82B                                              3.5                 312          2,792              2,602
    SP 83A                                              3.5                  59            467                430
    SP 83B                                              3.5                 135          1,279              1,155
    IC-2-84                                             3.5                 460          4,454              3,891
    IC-2-85                                             3.5                 202          3,135              2,898
    IC-2-86                                             3.5                 128          1,998              1,576
    IC-2-87                                             3.5                 177          2,856              2,395
    IC-2-88                                             3.5                 315          5,034              4,030
    Reserve Plus Single Payment                      (note a)               550        217,168              4,714
    Cash Reserve Single Payment                      (note b)                23            145                161
    IC-Flexible Savings (formally Variable Term)     (note d)            61,304        453,804            518,511
    IC-Flexible Savings Emp (formally Variable Term) (note d)               863         10,666             13,509
    IC-Preferred Investors                           (note d)               145        168,452            174,571
    IC-Investors                                     (note d)               692        1,018,167        1,089,659
    IC-Special Deposits                              (note d)                65         97,100            109,695
    IC-1-84                                          (note c)                36            290                261
    Cash Reserve Variable Payment                    (note b)               302          1,498              2,034
    Cash Reserve Variable Payment-3mo.               (note e)            37,615        125,632            135,211
    IC-Future Value                                  (note f)             2,729         29,020             29,020
    IC-Future Value Emp                              (note f)                57            459                458
    IC-Stock Market                                  (note g)            106,220       451,654            530,003
    IC-Market Strategy                               (note g)            19,903        291,598            303,638
    Equity Indexed Savings                           (note g)                 4            108                108
    IC-AEBI Stock Market                             (note g)                99         26,134             26,996
                                                                         -------       --------    ---------------

                Total                                                    232,852       2,917,194        2,960,684
                                                                         -------       --------    ---------------


PAGE 13
                                                                           Balance at beginning of period
                                                                   -----------------------------------------------

                                                                       Number
                                                                         of
                                                       Yield          accounts          Amount
                                                    to maturity         with              of          Amount
                                                    on an annual      security         maturity        of
                                                    payment basis      holders           value       reserves
                                                    -------------- ------------------ ------------ ---------------

  Additional credits and accrued interest thereon:
    SP 78                                               3.5               Not            Not                    0
    SP 79                                               3.5               Applicable     Applicable           278
    SP 80                                               3.5                                                 2,238
    SP 81A                                              3.5                                                 1,075
    SP 82A                                              3.5                                                 1,426
    SP 82B                                              3.5                                                 2,140
    SP 83A                                              3.5                                                   259
    SP 83B                                              3.5                                                   709
    IC-2-84                                             3.5                                                 2,396
    IC-2-85                                             3.5                                                    61
    IC-2-86                                             3.5                                                    28
    IC-2-87                                             3.5                                                    48
    IC-2-88                                             3.5                                                    87
    Reserve Plus Single Payment                      (note a)                                                   0
    Cash Reserve Single Payment                      (note b)                                                   0
    IC-Flexible Savings (formally Variable Term)     (note d)                                                 986
    IC-Flexible Savings Emp (formally Variable Term) (note d)                                                 263
    IC-Preferred Investors                           (note d)                                                  33
    IC-Investors                                     (note d)                                               2,025
    IC-Special Deposits                              (note d)                                                 332
    IC-1-84                                          (note c)                                                   5
    Cash Reserve Variable Payment                    (note b)                                                   0
    Cash Reserve Variable Payment-3mo.               (note e)                                                 259
    IC-Future Value                                  (note f)                                              23,728
    IC-Future Value Emp                              (note f)                                                 400
    IC-Stock Market                                  (note g)                                               1,584
    IC-Market Strategy                               (note g)                                                 244
    Equity Indexed Savings                           (note g)                                                   0
    IC-AEBI Stock Market                             (note g)                                                  72
                                                                                                   ---------------

                Total                                                                                      40,676
                                                                                                   ---------------


PAGE 14
                                                                                      Additions
                                                                   -----------------------------------------------


                                                                                                        Charged
                                                       Yield             Charged        Reserve         to other
                                                    to maturity         to profit     payments by       accounts
                                                    on an annual        and loss      certificate       (per
                                                    payment basis       or income       holders          part 2)
                                                    -------------- ---------------- -------------- ---------------

  Additional credits and accrued interest thereon:
    SP 78                                               3.5                   0              0                  0
    SP 79                                               3.5                   1              0                  3
    SP 80                                               3.5                  49              0                 30
    SP 81A                                              3.5                  35              0                 17
    SP 82A                                              3.5                  45              0                 30
    SP 82B                                              3.5                  67              0                 37
    SP 83A                                              3.5                   8              0                  5
    SP 83B                                              3.5                  22              0                 15
    IC-2-84                                             3.5                  75              0                 54
    IC-2-85                                             3.5                 112              0                  0
    IC-2-86                                             3.5                  59              0                  0
    IC-2-87                                             3.5                  90              0                  0
    IC-2-88                                             3.5                 156              0                  0
    Reserve Plus Single Payment                      (note a)               213              0                  0
    Cash Reserve Single Payment                      (note b)                 7              0                  0
    IC-Flexible Savings (formally Variable Term)     (note d)            27,831              0                  0
    IC-Flexible Savings Emp (formally Variable Term) (note d)             8,875              0                  0
    IC-Preferred Investors                           (note d)               817              0                  0
    IC-Investors                                     (note d)            60,604              0                  0
    IC-Special Deposits                              (note d)             7,572              0                  0
    IC-1-84                                          (note c)                13              0                  1
    Cash Reserve Variable Payment                    (note b)                96              0                  0
    Cash Reserve Variable Payment-3mo.               (note e)             6,305              0                  0
    IC-Future Value                                  (note f)             4,048              0                  0
    IC-Future Value Emp                              (note f)                73              0                  0
    IC-Stock Market                                  (note g)             2,604              0                  0
    IC-Market Strategy                               (note g)             3,799              0                  0
    Equity Indexed Savings                           (note g)                 0              0                  0
    IC-AEBI Stock Market                             (note g)               150              0                  0
                                                                         -------       --------    ---------------

                Total                                                    123,726             0                192
                                                                         -------       --------    ---------------


PAGE 15
                                                                                      Deductions
                                                                   -----------------------------------------------


                                                                                                      Credited
                                                       Yield                           Cash           to other
                                                    to maturity                      surrenders       accounts
                                                    on an annual                      prior to          (per
                                                    payment basis      Maturities     maturity         part 2)
                                                    -------------- ----------------- ------------- ---------------

  Additional credits and accrued interest thereon:
    SP 78                                               3.5                   0              0                  0
    SP 79                                               3.5                 231              8                 28
    SP 80                                               3.5               1,437            469                 83
    SP 81A                                              3.5                   0            165                  0
    SP 82A                                              3.5                   0            385                  0
    SP 82B                                              3.5                   0            428                  0
    SP 83A                                              3.5                   0             28                  0
    SP 83B                                              3.5                   0            132                  0
    IC-2-84                                             3.5                   0            437                 21
    IC-2-85                                             3.5                   0              7                120
    IC-2-86                                             3.5                   0              4                 58
    IC-2-87                                             3.5                   0              4                 89
    IC-2-88                                             3.5                   0             13                157
    Reserve Plus Single Payment                      (note a)                 0              0                213
    Cash Reserve Single Payment                      (note b)                 0              0                  7
    IC-Flexible Savings (formally Variable Term)     (note d)                 0          3,089             24,533
    IC-Flexible Savings Emp (formally Variable Term) (note d)                 0            261              8,412
    IC-Preferred Investors                           (note d)                 0            118                699
    IC-Investors                                     (note d)                 0          5,874             54,057
    IC-Special Deposits                              (note d)                 0            138              7,506
    IC-1-84                                          (note c)                 0              1                 13
    Cash Reserve Variable Payment                    (note b)                 0              6                 90
    Cash Reserve Variable Payment-3mo.               (note e)                 0             88              6,243
    IC-Future Value                                  (note f)             7,553          2,744                  0
    IC-Future Value Emp                              (note f)               126              9                  0
    IC-Stock Market                                  (note g)                 0            195              2,369
    IC-Market Strategy                               (note g)                 0             10              3,721
    Equity Indexed Savings                           (note g)                 0              0                  0
    IC-AEBI Stock Market                             (note g)                 0             12                152
                                                                         -------       --------    ---------------

                Total                                                     9,347         14,625            108,571
                                                                         -------       --------    ---------------


PAGE 16
                                                                                  Balance at close of period
                                                                         -----------------------------------------

                                                                           Number
                                                                            of
                                                        Yield             accounts      Amount
                                                      to maturity           with          of          Amount
                                                      on an annual        security      maturity        of
                                                      payment basis        holders       value       reserves
                                                    -------------------- ------------- ------------ --------------

  Additional credits and accrued interest thereon:
    SP 78                                               3.5               Not            Not                    0
    SP 79                                               3.5               Applicable     Applicable            15
    SP 80                                               3.5                                                   328
    SP 81A                                              3.5                                                   962
    SP 82A                                              3.5                                                 1,116
    SP 82B                                              3.5                                                 1,816
    SP 83A                                              3.5                                                   244
    SP 83B                                              3.5                                                   614
    IC-2-84                                             3.5                                                 2,067
    IC-2-85                                             3.5                                                    46
    IC-2-86                                             3.5                                                    25
    IC-2-87                                             3.5                                                    45
    IC-2-88                                             3.5                                                    73
    Reserve Plus Single Payment                      (note a)                                                   0
    Cash Reserve Single Payment                      (note b)                                                   0
    IC-Flexible Savings (formally Variable Term)     (note d)                                               1,195
    IC-Flexible Savings Emp (formally Variable Term) (note d)                                                 465
    IC-Preferred Investors                           (note d)                                                  33
    IC-Investors                                     (note d)                                               2,698
    IC-Special Deposits                              (note d)                                                 260
    IC-1-84                                          (note c)                                                   5
    Cash Reserve Variable Payment                    (note b)                                                   0
    Cash Reserve Variable Payment-3mo.               (note e)                                                 233
    IC-Future Value                                  (note f)                                              17,479
    IC-Future Value Emp                              (note f)                                                 338
    IC-Stock Market                                  (note g)                                               1,624
    IC-Market Strategy                               (note g)                                                 312
    Equity Indexed Savings                           (note g)                                                   0
    IC-AEBI Stock Market                             (note g)                                                  58
                                                                                                    --------------

                Total                                                                                      32,051
                                                                                                    --------------


PAGE 17
                                                                               Balance at beginning of period
                                                                         -----------------------------------------

                                                                            Number
                                                                              of
                                                                           accounts     Amount
                                                                             with         of          Amount
                                                                           security     maturity        of
                                                                            holders      value       reserves
                                                                         ------------ ------------ ---------------
  Accrued for additional credits to be allowed
    at next anniversaries:
    SP 78                                                                 Not            Not                    0
    SP 79                                                                 Applicable     Applicable             3
    SP 80                                                                                                      15
    SP 81A                                                                                                      8
    SP 82A                                                                                                      9
    SP 82B                                                                                                     18
    SP 83A                                                                                                      3
    SP 83B                                                                                                      7
    IC-2-84                                                                                                    23
    IC-2-85                                                                                                    12
    IC-2-86                                                                                                     6
    IC-2-87                                                                                                     9
    IC-2-88                                                                                                    14
    IC-Stock Market                                                                                        35,144
    IC-Market Strategy                                                                                     10,303
    Equity Indexed Savings
    IC-AEBI Stock Market                                                                                      951
                                                                                                    --------------

                Total                                                                                      46,525
                                                                                                    --------------


PAGE 18
                                                                                         Additions
                                                                         -----------------------------------------


                                                                                                     Charged
                                                                            Charged       Reserve    to other
                                                                          to profit     payments by  accounts
                                                                           and loss     certificate    (per
                                                                           or income      holders     part 2)
                                                                         ------------ ------------ ---------------
  Accrued for additional credits to be allowed
    at next anniversaries:
    SP 78                                                                     0              0                  0
    SP 79                                                                     0              0                  0
    SP 80                                                                    22              0                  0
    SP 81A                                                                   24              0                  0
    SP 82A                                                                   34              0                  0
    SP 82B                                                                   49              0                  0
    SP 83A                                                                    8              0                  0
    SP 83B                                                                   18              0                  0
    IC-2-84                                                                  68              0                  0
    IC-2-85                                                                  33              0                  0
    IC-2-86                                                                  18              0                  0
    IC-2-87                                                                  26              0                  0
    IC-2-88                                                                  41              0                  0
    IC-Stock Market                                                      (4,624)             0                  0
    IC-Market Strategy                                                   (1,656)             0                  0
    Equity Indexed Savings                                                    0              0                  0
    IC-AEBI Stock Market                                                   (267)             0                  0
                                                                         -------       --------    ---------------

                Total                                                    (6,206)             0                  0
                                                                         -------       --------    ---------------


PAGE 19
                                                                                       Deductions
                                                                         -----------------------------------------


                                                                                                     Credited
                                                                                          Cash       to other
                                                                                       surrenders    accounts
                                                                                        prior to       (per
                                                                         Maturities     maturity      part 2)
                                                                         ----------- -------------- --------------
  Accrued for additional credits to be allowed
    at next anniversaries:
    SP 78                                                                     0              0                  0
    SP 79                                                                     0              0                  3
    SP 80                                                                     0              0                 30
    SP 81A                                                                    0              0                 17
    SP 82A                                                                    0              0                 30
    SP 82B                                                                    0              0                 37
    SP 83A                                                                    0              0                  5
    SP 83B                                                                    0              0                 15
    IC-2-84                                                                   0              0                 54
    IC-2-85                                                                   0              0                 26
    IC-2-86                                                                   0              0                 13
    IC-2-87                                                                   0              0                 18
    IC-2-88                                                                   0              0                 29
    IC-Stock Market                                                           0          1,338             29,062
    IC-Market Strategy                                                        0            485              8,082
    Equity Indexed Savings                                                    0              0                  0
    IC-AEBI Stock Market                                                      0             40                635
                                                                         -------       --------     --------------

                Total                                                         0          1,863             38,056
                                                                         -------       --------     --------------


PAGE 20
                                                                                 Balance at close of period
                                                                         -----------------------------------------

                                                                            Number
                                                                              of
                                                                           accounts     Amount
                                                                             with         of          Amount
                                                                           security    maturity        of
                                                                            holders      value       reserves
                                                                         ------------ ------------ ---------------
  Accrued for additional credits to be allowed
    at next anniversaries:
    SP 78                                                                 Not            Not                    0
    SP 79                                                                 Applicable     Applicable             0
    SP 80                                                                                                       7
    SP 81A                                                                                                     15
    SP 82A                                                                                                     13
    SP 82B                                                                                                     30
    SP 83A                                                                                                      6
    SP 83B                                                                                                     10
    IC-2-84                                                                                                    37
    IC-2-85                                                                                                    19
    IC-2-86                                                                                                    11
    IC-2-87                                                                                                    17
    IC-2-88                                                                                                    26
    IC-Stock Market                                                                                           120
    IC-Market Strategy                                                                                         80
    Equity Indexed Savings                                                                                      0
    IC-AEBI Stock Market                                                                                        9
                                                                                                   ---------------

                Total                                                                                         400
                                                                                                   ---------------


PAGE 21
                                                                              Balance at beginning of period
                                                                         -----------------------------------------

                                                                           Number
                                                                             of
                                                        Yield             accounts       Amount
                                                     to maturity            with           of          Amount
                                                     on an annual         security      maturity        of
                                                     payment basis        holders         value       reserves
                                                    -------------------- ----------- ------------- ---------------

  R Series Single-Payment certificates:
    R-76                                                3.5                   5             54                 51
    R-77                                                3.5                  24            237                217
    R-78                                                3.5                  50            467                392
    R-79                                                3.5                  72            828                680
    R-80                                                3.5                  66            572                435
    R-81                                                3.5                  30            370                251
    R-82A                                               3.5                 156          1,144                690
    RP-Q                                             (note a)               383            618              1,531
    R-II                                                3.5                 112          1,047                486
    RP-2-84                                             3.5                 313          3,620              1,583
    RP-2-85                                             3.5                 102            397                439
    RP-2-86                                             3.5                  27            120                121
    RP-2-87                                             3.5                  61            351                327
    RP-2-88                                             3.5                  83            466                393
    Cash Reserve RP                                  (note b)                 5             15                 30
    IC-Flexible Savings RP                           (note d)            11,090        116,822            131,924
    RP-Preferred Investors                           (note d)                 7          4,626              4,763
    Cash Reserve RP-3 mo.                            (note e)             2,199         23,612             24,839
    IC-Flexible Savings RP Emp                       (note d)               323          5,639              6,654
    RP-Future Value                                  (note f)             3,824         62,665             62,665
    RP-Future Value Emp                              (note f)               106          1,719              1,719
    RP-Stock Market                                  (note g)            12,149         91,886            105,232
    RP-Market Strategy                               (note g)             1,870         53,356             54,555
    D-1                                              (note a)               178         20,438             25,727
                                                                         -------       --------    ---------------

                Total                                                    33,235        391,069            425,704
                                                                         -------       --------    ---------------


PAGE 22
                                                                                         Additions
                                                                         -----------------------------------------


                                                                                                      Charged
                                                         Yield             Charged        Reserve     to other
                                                      to maturity          to profit    payments by   accounts
                                                      on an annual         and loss     certificate    (per
                                                      payment basis        or income     holders       part 2)
                                                    -------------------- ------------ ------------ ---------------

  R Series Single-Payment certificates:
    R-76                                                3.5                   0              0                  2
    R-77                                                3.5                   0              0                  9
    R-78                                                3.5                   0              0                 16
    R-79                                                3.5                   0              0                 28
    R-80                                                3.5                   0              0                 17
    R-81                                                3.5                   0              0                 10
    R-82A                                               3.5                   0              0                 27
    RP-Q                                             (note a)                 0              0                 58
    R-II                                                3.5                   0              0                 20
    RP-2-84                                             3.5                   0              0                 63
    RP-2-85                                             3.5                   0              0                 17
    RP-2-86                                             3.5                   0              0                  5
    RP-2-87                                             3.5                   0              0                 14
    RP-2-88                                             3.5                   0              0                 16
    Cash Reserve RP                                  (note b)                 0              0                  1
    IC-Flexible Savings RP                           (note d)                 0         84,048              7,332
    RP-Preferred Investors                           (note d)                 0         11,037                602
    Cash Reserve RP-3 mo.                            (note e)                 0         37,031                868
    IC-Flexible Savings RP Emp                       (note d)                 0            234                339
    RP-Future Value                                  (note f)                 0              0                  0
    RP-Future Value Emp                              (note f)                 0              0                  0
    RP-Stock Market                                  (note g)                 0         34,173              6,830
    RP-Market Strategy                               (note g)                 0         42,441              3,138
    D-1                                              (note a)                 0            193              1,363
                                                                         -------       --------    ---------------

                Total                                                         0        209,157             20,775
                                                                         -------       --------    ---------------


PAGE 23
                                                                                       Deductions
                                                                         -----------------------------------------


                                                                                                     Credited
                                                       Yield                            Cash         to other
                                                    to maturity                       surrenders     accounts
                                                    on an annual                       prior to        (per
                                                    payment basis         Maturities   maturity       part 2)
                                                    -------------------- ------------ ------------ ---------------

  R Series Single-Payment certificates:
    R-76                                                3.5                   0             30                  0
    R-77                                                3.5                   0             19                  0
    R-78                                                3.5                   0             62                  0
    R-79                                                3.5                   0             91                  0
    R-80                                                3.5                   0             98                  0
    R-81                                                3.5                   0             38                  0
    R-82A                                               3.5                   0            160                  0
    RP-Q                                             (note a)                 0            342                  0
    R-II                                                3.5                   0            155                  0
    RP-2-84                                             3.5                   0            368                  0
    RP-2-85                                             3.5                   0             79                  0
    RP-2-86                                             3.5                   0             47                  0
    RP-2-87                                             3.5                   0             59                  0
    RP-2-88                                             3.5                   0             57                  0
    Cash Reserve RP                                  (note b)                 0              0                  0
    IC-Flexible Savings RP                           (note d)                 0         43,690                  0
    RP-Preferred Investors                           (note d)                 0          3,145                  0
    Cash Reserve RP-3 mo.                            (note e)                 0         44,747                  0
    IC-Flexible Savings RP Emp                       (note d)                 0          1,984                  0
    RP-Future Value                                  (note f)            17,448          4,892                  0
    RP-Future Value Emp                              (note f)               387             62                  0
    RP-Stock Market                                  (note g)                 0         32,250                  0
    RP-Market Strategy                               (note g)                 0         11,483                  0
    D-1                                              (note a)                 2          3,998                  0
                                                                         -------       --------    ---------------

                Total                                                    17,837        147,856                  0
                                                                         -------       --------    ---------------


PAGE 24
                                                                                 Balance at close of period
                                                                         -----------------------------------------

                                                                          Number
                                                                           of
                                                        Yield            accounts       Amount
                                                     to maturity           with           of          Amount
                                                     on an annual        security      maturity         of
                                                     payment basis       holders         value       reserves
                                                    -------------------- ------------ ------------ ---------------

  R Series Single-Payment certificates:
    R-76                                                3.5                   5             24                 23
    R-77                                                3.5                  21            371                207
    R-78                                                3.5                  46            404                346
    R-79                                                3.5                  59            766                617
    R-80                                                3.5                  54            497                354
    R-81                                                3.5                  24            315                223
    R-82A                                               3.5                 131          1,078                557
    RP-Q                                             (note a)               311            533              1,247
    R-II                                                3.5                  85            734                351
    RP-2-84                                             3.5                 248          3,201              1,278
    RP-2-85                                             3.5                  87            331                377
    RP-2-86                                             3.5                  20             77                 79
    RP-2-87                                             3.5                  52          1,074                282
    RP-2-88                                             3.5                  69            513                352
    Cash Reserve RP                                  (note b)                 5             15                 31
    IC-Flexible Savings RP                           (note d)            11,850        162,775            179,614
    RP-Preferred Investors                           (note d)                21         12,607             13,257
    Cash Reserve RP-3 mo.                            (note e)             1,708         16,872             17,991
    IC-Flexible Savings RP Emp                       (note d)               284          4,242              5,243
    RP-Future Value                                  (note f)             2,365         40,326             40,325
    RP-Future Value Emp                              (note f)                74          1,269              1,270
    RP-Stock Market                                  (note g)            12,306         99,687            113,985
    RP-Market Strategy                               (note g)             2,962         85,505             88,651
    D-1                                              (note a)               162         17,935             23,283
                                                                         -------       --------    ---------------

                Total                                                    32,949        451,151            489,943
                                                                         -------       --------    ---------------


PAGE 25
                                                                              Balance at beginning of period
                                                                         -----------------------------------------

                                                                           Number
                                                                             of
                                                         Yield            accounts      Amount
                                                     to maturity            with          of          Amount
                                                     on an annual         security     maturity        of
                                                     payment basis        holders       value        reserves
                                                    -------------------- ------------ ------------ ---------------

Additional Interest on R-Series Single
  Payment Reserves:
    R-76                                                3.5               Not            Not                    1
    R-77                                                3.5               Applicable     Applicable             3
    R-78                                                3.5                                                    10
    R-79                                                3.5                                                    13
    R-80                                                3.5                                                    13
    R-81                                                3.5                                                     5
    R-82A                                               3.5                                                    24
    RP-Q                                             (note a)                                                   0
    R-II                                                3.5                                                    13
    RP-2-84                                             3.5                                                    38
    RP-2-85                                             3.5                                                    12
    RP-2-86                                             3.5                                                     2
    RP-2-87                                             3.5                                                     9
    RP-2-88                                             3.5                                                     8
    Cash Reserve RP                                  (note b)                                                   0
    IC-Flexible Savings RP                           (note d)                                                 262
    RP-Preferred Investors                           (note d)                                                  16
    Cash Reserve RP-3 mo.                            (note e)                                                  36
    IC-Flexible Savings RP Emp                       (note d)                                                  12
    IC-Future Value                                  (note f)                                              31,007
    IC-Future Value Emp                              (note f)                                               1,057
    RP-Stock Market                                  (note g)                                                 292
    RP-Market Strategy                               (note g)                                                  59
    D-1                                              (note a)                                                   0
                                                                                                   ---------------

                Total                                                                                      32,892
                                                                                                   ---------------

  Accrued for additional credits to be allowed
    at next anniversaries:
    RP-Stock Market                                                                                         7,477
    RP-Market Strategy                                                                                      2,519
                                                                                                   ---------------

                Total single payment                                                                    3,154,460
                                                                                                   ---------------

  Paid-up certificates:
    Series 15 and 20                                   3.25                   9            101                 91
       "   15A and 22A                                  3.5                 298          5,992              5,207
       "   I-76                                         3.5                 569          2,910              2,053
                                                                         -------       --------    ---------------

                Total                                                       876          9,003              7,351
                                                                         -------       --------    ---------------


PAGE 26
                                                                                         Additions
                                                                         -----------------------------------------


                                                                                                        Charged
                                                         Yield             Charged        Reserve       to other
                                                      to maturity         to profit     payments by     accounts
                                                      on an annual        and loss      certificate      (per
                                                      payment basis       or income      holders         part 2)
                                                    -------------------- -----------  ------------- --------------

Additional Interest on R-Series Single
  Payment Reserves:
    R-76                                                3.5                   2              0                  0
    R-77                                                3.5                  10              0                  0
    R-78                                                3.5                  18              0                  0
    R-79                                                3.5                  30              0                  0
    R-80                                                3.5                  18              0                  0
    R-81                                                3.5                  11              0                  0
    R-82A                                               3.5                  29              0                  0
    RP-Q                                             (note a)                58              0                  0
    R-II                                                3.5                  19              0                  0
    RP-2-84                                             3.5                  64              0                  0
    RP-2-85                                             3.5                  19              0                  0
    RP-2-86                                             3.5                   5              0                  0
    RP-2-87                                             3.5                  14              0                  0
    RP-2-88                                             3.5                  17              0                  0
    Cash Reserve RP                                  (note b)                 1              0                  0
    IC-Flexible Savings RP                           (note d)             8,274              0                  0
    RP-Preferred Investors                           (note d)               626              0                  0
    Cash Reserve RP-3 mo.                            (note e)               866              0                  0
    IC-Flexible Savings RP Emp                       (note d)               363              0                  0
    IC-Future Value                                  (note f)             5,389              0                  0
    IC-Future Value Emp                              (note f)               197              0                  0
    RP-Stock Market                                  (note g)               503              0                  0
    RP-Market Strategy                               (note g)             1,209              0                  0
    D-1                                              (note a)             1,462              0                  0
                                                                         -------       --------    ---------------

                Total                                                    19,204              0                  0
                                                                         -------       --------    ---------------

  Accrued for additional credits to be allowed
    at next anniversaries:
    RP-Stock Market                                                        (842)             0                  0
    RP-Market Strategy                                                     (394)             0                  0
                                                                         -------       --------    ---------------

                Total single payment                                     135,943       1,618,723          167,223
                                                                         -------       --------    ---------------

  Paid-up certificates:
    Series 15 and 20                                   3.25                   3              0                  0
       "   15A and 22A                                  3.5                 168              0                597
       "   I-76                                         3.5                  71              0                295
                                                                         -------       --------    ---------------

                Total                                                       242              0                892
                                                                         -------       --------    ---------------


PAGE 27
                                                                                       Deductions
                                                                         -----------------------------------------


                                                                                                     Credited
                                                        Yield                            Cash        to other
                                                     to maturity                       surrenders    accounts
                                                     on an annual                       prior to       (per
                                                     payment basis        Maturities    maturity      part 2)
                                                    -------------------- ------------ ------------ ---------------

Additional Interest on R-Series Single
  Payment Reserves:
    R-76                                                3.5                   0              1                  2
    R-77                                                3.5                   0              1                  9
    R-78                                                3.5                   0              2                 16
    R-79                                                3.5                   0              2                 28
    R-80                                                3.5                   0              2                 17
    R-81                                                3.5                   0              0                 10
    R-82A                                               3.5                   0              3                 27
    RP-Q                                             (note a)                 0              0                 58
    R-II                                                3.5                   0              2                 20
    RP-2-84                                             3.5                   0              3                 63
    RP-2-85                                             3.5                   0              1                 17
    RP-2-86                                             3.5                   0              0                  5
    RP-2-87                                             3.5                   0              0                 14
    RP-2-88                                             3.5                   0              1                 16
    Cash Reserve RP                                  (note b)                 0              0                  1
    IC-Flexible Savings RP                           (note d)                 0            781              7,332
    RP-Preferred Investors                           (note d)                 0              4                602
    Cash Reserve RP-3 mo.                            (note e)                 0              2                868
    IC-Flexible Savings RP Emp                       (note d)                 0             23                339
    IC-Future Value                                  (note f)             9,212          2,604                  0
    IC-Future Value Emp                              (note f)               293             50                  0
    RP-Stock Market                                  (note g)                 0             45                437
    RP-Market Strategy                               (note g)                 0              3              1,191
    D-1                                              (note a)                 0             96              1,363
                                                                         -------       --------    ---------------

                Total                                                     9,505          3,626             12,435
                                                                         -------       --------    ---------------

  Accrued for additional credits to be allowed
    at next anniversaries:
    RP-Stock Market                                                           0            208              6,394
    RP-Market Strategy                                                        0            154              1,947
                                                                         -------       --------    ---------------

                Total single payment                                     54,160        1,344,938          167,586
                                                                         -------       --------    ---------------

  Paid-up certificates:
    Series 15 and 20                                   3.25                  18              0                  0
       "   15A and 22A                                  3.5                 298            499                442
       "   I-76                                         3.5                   0            336                 37
                                                                         -------       --------    ---------------

                Total                                                       316            835                479
                                                                         -------       --------    ---------------


PAGE 28
                                                                                  Balance at close of period
                                                                         -----------------------------------------

                                                                           Number
                                                                             of
                                                        Yield             accounts       Amount
                                                     to maturity            with           of          Amount
                                                     on an annual         security      maturity         of
                                                     payment basis         holders        value       reserves
                                                    -------------------- ------------ ------------ ---------------

Additional Interest on R-Series Single
  Payment Reserves:
    R-76                                                3.5               Not           Not                     0
    R-77                                                3.5               Applicable    Applicable              3
    R-78                                                3.5                                                    10
    R-79                                                3.5                                                    13
    R-80                                                3.5                                                    12
    R-81                                                3.5                                                     6
    R-82A                                               3.5                                                    23
    RP-Q                                             (note a)                                                   0
    R-II                                                3.5                                                    10
    RP-2-84                                             3.5                                                    36
    RP-2-85                                             3.5                                                    13
    RP-2-86                                             3.5                                                     2
    RP-2-87                                             3.5                                                     9
    RP-2-88                                             3.5                                                     8
    Cash Reserve RP                                  (note b)                                                   0
    IC-Flexible Savings RP                           (note d)                                                 423
    RP-Preferred Investors                           (note d)                                                  36
    Cash Reserve RP-3 mo.                            (note e)                                                  32
    IC-Flexible Savings RP Emp                       (note d)                                                  13
    IC-Future Value                                  (note f)                                              24,580
    IC-Future Value Emp                              (note f)                                                 911
    RP-Stock Market                                  (note g)                                                 313
    RP-Market Strategy                               (note g)                                                  74
    D-1                                              (note a)                                                   3
                                                                                                   ---------------

                Total                                                                                      26,530
                                                                                                   ---------------

  Accrued for additional credits to be allowed
    at next anniversaries:
    RP-Stock Market                                                                                            33
    RP-Market Strategy                                                                                         24
                                                                                                   ---------------

                Total single payment                                                                    3,509,665
                                                                                                   ---------------

  Paid-up certificates:
    Series 15 and 20                                   3.25                   7             83                 76
       "   15A and 22A                                  3.5                 241          5,363              4,733
       "   I-76                                         3.5                 529          2,800              2,046
                                                                         -------       --------    ---------------

                Total                                                       777          8,246              6,855
                                                                         -------       --------    ---------------


PAGE 29
                                                                               Balance at beginning of period
                                                                         -----------------------------------------

                                                                           Number
                                                                             of
                                                         Yield            accounts    Amount
                                                      to maturity           with           of          Amount
                                                      on an annual        security    maturity           of
                                                      payment basis        holders     value          reserves
                                                    -------------------- ------------ ------------- --------------

  Additional credits and accrued interest thereon:
    Series 15 and 20                                    2.5               Not            Not                    4
       "   15A and 22A                                   3                Applicable     Applicable           141
       "   I-76                                         3.5                                                   182
                                                                                                    --------------

                Total                                                                                         327
                                                                                                    --------------

  Accrued for additional credits to be allowed
   at next anniversaries                                                                                       13
                                                                         -------       --------     --------------

                Total paid-up                                               876          9,003              7,691
                                                                         -------       --------     --------------

  Optional settlement certificates:
    Series 1, IST&G                                      3                   12                                 4
    Other series and conversions from Single
      Payment certificates                          2.5-3-3-3.5           6,574                            86,546
    Series R-76 thru R-82A                               3                   19                                76
    Series R-II & RP-2-84 thru 88                       3.5                  13                               296
    Reserve Plus Single-Payment                      (note a)               102                             1,049
    Reserve Plus Flex-Pay & IC-Q-Inst                (note a)                19                                74
    Series R-Installment                             (note a)                38                               209
    Series R-Single-Payment                          (note a)                22                                23
    Add'l credits and accrued int. thereon             2.5-3              Not            Not               10,507
    Add'l credits and accrued int. thereon-IST&G       2.5-3              Applicable     Applicable             0
    Accrued for additional credits to be allowed
      at next anniversaries                                                                                   403
    Accrued for additional credits to be allowed
      at next anniversaries-R-76 thru R-82A & R-II                                                              1
    Accrued for additional credits to be allowed
      at next anniversaries-IST&G                                                                               0
                                                                         -------                    --------------

                Total optional settlement                                 6,799                            99,188
                                                                         -------                    --------------

                                                                                         Not
Due to unlocated certificate holders                                                     Applicable           290
                                                                                                    --------------


                Total certificate reserves                                                              3,536,659
                                                                                                    ==============


PAGE 30
                                                                                        Additions
                                                                         -----------------------------------------


                                                                                                    Charged
                                                        Yield             Charged       Reserve     to other
                                                     to maturity          to profit   payments by   accounts
                                                     on an annual         and loss    certificate     (per
                                                     payment basis        or income     holders      part 2)
                                                    -------------------- ------------ ------------ ---------------

  Additional credits and accrued interest thereon:
    Series 15 and 20                                    2.5                   0              0                  0
       "   15A and 22A                                   3                    4              0                 13
       "   I-76                                         3.5                   6              0                  7
                                                                         -------       --------    ---------------

                Total                                                        10              0                 20
                                                                         -------       --------    ---------------

  Accrued for additional credits to be allowed
   at next anniversaries                                                     31              0                  0
                                                                         -------       --------    ---------------

                Total paid-up                                               283              0                912
                                                                         -------       --------    ---------------

  Optional settlement certificates:
    Series 1, IST&G                                      3                    0              0                  0
    Other series and conversions from Single
      Payment certificates                          2.5-3-3-3.5           2,475              0              2,008
    Series R-76 thru R-82A                               3                    2              0                  1
    Series R-II & RP-2-84 thru 88                       3.5                  10              0                  2
    Reserve Plus Single-Payment                      (note a)                38              0                  0
    Reserve Plus Flex-Pay & IC-Q-Inst                (note a)                 2              0                  1
    Series R-Installment                             (note a)                 6              0                 28
    Series R-Single-Payment                          (note a)                 1              0                  0
    Add'l credits and accrued int. thereon             2.5-3                277              0                782
    Add'l credits and accrued int. thereon-IST&G       2.5-3                  0              0                  0
    Accrued for additional credits to be allowed
      at next anniversaries                                                 939              0                  0
    Accrued for additional credits to be allowed
      at next anniversaries-R-76 thru R-82A & R-II                            4              0                  0
    Accrued for additional credits to be allowed
      at next anniversaries-IST&G                                             0              0                  0
                                                                         -------       --------    ---------------

                Total optional settlement                                 3,754              0              2,822
                                                                         -------       --------    ---------------

                                                                                        Not
Due to unlocated certificate holders                                          0         Applicable            87
                                                                         -------       ----------- ---------------


                Total certificate reserves                               149,164       1,667,475          179,558
                                                                         =======       =========   ===============

Provision for certificate reserves and additional
  credits, per Statement of Operations                                   156,462
Provision for reconversion applied against reserve recoveries from
  terminations prior to maturity in Statement of Operations                   0
Income (loss) from purchased and written call options included
  in provision for certificate reserves in Statement of Operations       (7,298)
                                                                         -------

                                                                         149,164
                                                                         =======


PAGE 31
                                                                                       Deductions
                                                                         -----------------------------------------


                                                                                                    Credited
                                                         Yield                          Cash        to other
                                                      to maturity                    surrenders     accounts
                                                      on an annual                    prior to        (per
                                                      payment basis      Maturities   maturity       part 2)
                                                    -------------------- ----------- ------------- ---------------

  Additional credits and accrued interest thereon:
    Series 15 and 20                                    2.5                   1              0                  0
       "   15A and 22A                                   3                   21             10                  6
       "   I-76                                         3.5                   0             17                  0
                                                                         -------       --------    ---------------

                Total                                                        22             27                  6
                                                                         -------       --------    ---------------

  Accrued for additional credits to be allowed
   at next anniversaries                                                      0              0                 20
                                                                         -------       --------    ---------------

                Total paid-up                                               338            862                505
                                                                         -------       --------    ---------------

  Optional settlement certificates:
    Series 1, IST&G                                      3                    1              0                  0
    Other series and conversions from Single
      Payment certificates                          2.5-3-3-3.5           5,358          7,035                  0
    Series R-76 thru R-82A                               3                   16              9                  0
    Series R-II & RP-2-84 thru 88                       3.5                  45              0                  0
    Reserve Plus Single-Payment                      (note a)                47            211                  0
    Reserve Plus Flex-Pay & IC-Q-Inst                (note a)                 7              4                  0
    Series R-Installment                             (note a)                31             25                  0
    Series R-Single-Payment                          (note a)                 8              3                  0
    Add'l credits and accrued int. thereon             2.5-3                833            914                278
    Add'l credits and accrued int. thereon-IST&G       2.5-3                  0              0                  0
    Accrued for additional credits to be allowed
      at next anniversaries                                                  10              0                785
    Accrued for additional credits to be allowed
      at next anniversaries-R-76 thru R-82A & R-II                            0              0                  3
    Accrued for additional credits to be allowed
      at next anniversaries-IST&G                                             0              0                  0
                                                                         -------       --------    ---------------

                Total optional settlement                                 6,356          8,201              1,066
                                                                         -------       --------    ---------------

                                                                          Not
Due to unlocated certificate holders                                      Applicable         5                111
                                                                         -----------   --------    ---------------


                Total certificate reserves                               64,920        1,457,232          179,645
                                                                         =======       =========   ===============


PAGE 32
                                                                                 Balance at close of period
                                                                         -----------------------------------------

                                                                           Number
                                                                            of
                                                        Yield             accounts       Amount
                                                     to maturity           with            of          Amount
                                                     on an annual         security      maturity         of
                                                     payment basis         holders       value        reserves
                                                    -------------------- ------------ ------------ ---------------

  Additional credits and accrued interest thereon:
    Series 15 and 20                                    2.5               Not           Not                     3
       "   15A and 22A                                   3                Applicable    Applicable            121
       "   I-76                                         3.5                                                   178
                                                                                                   ---------------

                Total                                                                                         302
                                                                                                   ---------------

  Accrued for additional credits to be allowed
   at next anniversaries                                                                                       24
                                                                         -------       --------    ---------------

                Total paid-up                                               777          8,246              7,181
                                                                         -------       --------    ---------------

  Optional settlement certificates:
    Series 1, IST&G                                      3                   12                                 3
    Other series and conversions from Single
      Payment certificates                          2.5-3-3-3.5           5,717                            78,636
    Series R-76 thru R-82A                               3                   15                                54
    Series R-II & RP-2-84 thru 88                       3.5                  11                               263
    Reserve Plus Single-Payment                      (note a)                81                               829
    Reserve Plus Flex-Pay & IC-Q-Inst                (note a)                14                                66
    Series R-Installment                             (note a)                32                               187
    Series R-Single-Payment                          (note a)                17                                13
    Add'l credits and accrued int. thereon             2.5-3              Not           Not                 9,541
    Add'l credits and accrued int. thereon-IST&G       2.5-3              Applicable    Applicable              0
    Accrued for additional credits to be allowed
      at next anniversaries                                                                                   547
    Accrued for additional credits to be allowed
      at next anniversaries-R-76 thru R-82A & R-II                                                              2
    Accrued for additional credits to be allowed
      at next anniversaries-IST&G                                                                               0
                                                                         -------                   ---------------

                Total optional settlement                                 5,899                            90,141
                                                                         -------                   ---------------

                                                                                        Not
Due to unlocated certificate holders                                                    Applicable            261
                                                                                                   ---------------


                Total certificate reserves                                                              3,831,059
                                                                                                   ===============

PAGE 33
Notes:

(a) On these series of certificates, there is no minimum rate of accrual of interest. Interest is declared for a quarter or quarters by American Express Certificate Company (AECC) and credited to the reserves maintained at the end of each calendar quarter.

(b) On these series of certificates, there is no minimum rate of accrual of interest. Interest is declared for a quarter or quarters by AECC and credited to the reserves maintained or paid in cash at the end of each calendar month.

(c) On these series of certificates, there is no minimum rate of accrual of interest. Interest is declared by AECC for the first four certificate quarters, then annually thereafter, and credited to the reserves maintained at the end of each certificate year.

(d) On this series of certificates, there is no minimum rate of accrual of interest. Interest is declared by AECC for the term selected and credited to the reserves maintained or paid in cash at the end of each certificate month.

(e) On this series of certificates, there is no minimum rate of accrual of interest. Interest is declared by AECC for a three-month term and credited to the reserves maintained or paid in cash at the end of each certificate month.

(f) On this series of certificates, there is no minimum rate of accrual of interest. Interest is declared by AECC for a four, five, six, seven, eight, nine or ten year maturity and credited to the reserves maintained at maturity.

(g) On this series of certificates, the certificate holder may elect to receive minimum interest only or minimum interest plus participation interest.
     Minimum interest is declared by AECC for a twelve-month term and is credited to the the reserves maintained at the end of each certificate term. Participation interest is determined at the end of each certificate term by multiplying the market participation rate in effect at the beginning of the certificate term for each certificate times any total percentage appreciation in a broad stock market indicator subject to specified maximums. Participation interest is credited to the reserves maintained at the end of each certificate term.

 Part 2 - Description of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

                  Year ended December 31, 2000
                        ($ in thousands)



                                                                          Additions to reserves charged to other accounts
                                                                -------------------------------------------------------------------

                                                                                                Transfers of
                                                                                                maturities to
                                                                Reconversions                     extended
                                                                 of paid-up                      maturities-
                                                                 certificate                     charged to
                                                                  charged        Charged         reserves to
                                                                 to paid-up        to           mature, addi-
                                                                reserves and     advance        tional credits/
                                                                 reserve for     payments        interest and
                                                                reconversions    reserve        advance payments        Total
                                                                -------------- -----------     ------------------ -----------------
Reserves to mature installment
  certificates:

  Series 15, including extended
             maturities                                                0             0                   0                   0
  Series 20, including extended
             maturities                                                0             0                   0                   0
  Series 15A, including extended
              maturities                                               0             0                   0                   0
  Series 22A, including extended
              maturities                                              39           113                 272                 424
  Series I-76                                                         29            13                   0                  42
  Series Reserve Plus Flexible Payment                                 0             0                  22                  22
  Series IC-Q-Installment                                              0             0                   6                   6
  Series IC-Q-Ins                                                      0             0                 263                 263
  Series IC-Q-Ins Emp                                                  0             0                   3                   3
  Series IC-I                                                          0             0               6,953                6,953
  Series IC-I-Emp                                                      0             0                  52                  52
  Series Inst                                                          0             0                 463                 463
  Series Inst-Emp                                                      0             0                   2                   2
  Series RP-Q-Installment                                              0             0                  30                  30
  Series RP-Q-Flexible Payment                                         0             0                   2                   2
  Series RP-Q-Ins                                                      0             0                   7                   7
  Series RP-Q-Ins Emp                                                  0             0                   0                   0
  Series RP-I                                                          0             0                  66                  66
  Series RP-I Emp                                                      0             0                   4                   4
                                                                ---------       -------        ------------               -----

              Total                                                   68           126               8,145                8,339
                                                                =========       =======        ============               =====

 Part 2 - Description of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

                  Year ended December 31, 2000
                        ($ in thousands)



                Deductions from reserves credited to other accounts
-----------------------------------------------------------------------------

                                 Conversions
                                 to optional       Maturities
                                 settlement       transferred
             Conversions         certificates-    to extended
             to paid-up           credited         maturities-
            certificates-        to optional      credited to
              credited           settlement       reserves to
             to paid-up          reserves and       mature-
              surrender           surrender         extended
               income              income          maturities        Total
----------------------------     ------------     -----------    ------------





                  0                    0             0                   0

                  0                   14             0                  14

                  0                    0             0                   0

                485                  724           272               1,481
                240                    0             0                 240
                  0                    0             0                   0
                  0                    0             0                   0
                  0                    1             0                   1
                  0                    0             0                   0
                  0                    0             0                   0
                  0                    0             0                   0
                  0                    0             0                   0
                  0                    0             0                   0
                  0                   28             0                  28
                  0                    0             0                   0
                  0                    0             0                   0
                  0                    0             0                   0
                  0                    0             0                   0
                  0                    0             0                   0
--------------------            ---------       -------        ------------

                725                  767           272               1,764
====================            =========       =======        ============


 Part 2 - Description of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

                  Year ended December 31, 2000
                        ($ in thousands)


                                                                          Additions to reserves charged to other accounts
                                                                ---------------------------------------------------------------


                                                                                Additions       Additions to
                                                                                to advance      reserves to
                                                                Reconversions    payments-     mature-extended
                                                                 of paid-up     charged to       maturities
Payments made in advance                                        certificates-    default         charged to
  of current certificate                                         charged to      interest       reserves to
  year requirements and                                           paid-up        on late        mature from
  accrued interest thereon:                                       reserves       payments        maturity                 Total
                                                                ------------    ------------   ---------------            -----

  Series 15, including extended
             maturities                                                0             0                   0                   0
  Series 20, including extended
             maturities                                                0             0                   0                   0
  Series 15A, including extended
              maturities                                               0             0                   0                   0
  Series 22A, including extended
              maturities                                               0             0                  27                  27
  Series I-76                                                          1             1                   0                   2
  Series Reserve Plus Flexible Payment                                 0             0                   0                   0
  Series IC-Q Installment                                              0             0                   0                   0
  Series IC-Q Ins                                                      0             0                   0                   0
  Series IC-Q Ins Emp                                                  0             0                   0                   0
  Series IC-I                                                          0             0                   0                   0
  Series IC-I Emp                                                      0             0                   0                   0
  Series RP-Q Installment                                              0             0                   0                   0
  Series RP-Q Flexible Payment                                         0             0                   0                   0
  Series RP-Q Ins                                                      0             0                   0                   0
  Series RP-Q Ins Emp                                                  0             0                   0                   0
  Series RP-I                                                          0             0                   0                   0
  Series RP-I Emp                                                      0             0                   0                   0
                                                                ---------       -------        ------------               -----

              Total                                                    1             1                  27                  29
                                                                =========       =======        ============               =====

 Part 2 - Description of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

                  Year ended December 31, 2000
                        ($ in thousands)


                                           Deductions from reserves credited to other accounts
-----------------------------------------------------------------------------------------------------------------------------------

                                                    Maturities
                                   Conversions     transferred
             Applied to           to optional      to extended
            certificates-          settlement      maturities-    Conversions
             credited to          certificates-    credited to    to paid-up
             reserves to            credited        reserves      certificates-
               mature,            to optional       to mature-    credited to
               loading             settlement       extended        paid-up
            and insurance           reserves       maturities      reserves                   Total
-----------------------------     -----------     ------------   ------------                 -----

                  0                    0             0                   0                       0

                  0                    1             0                   0                       1

                  0                    0             0                   0                       0

                113                   81            27                   1                     222
                 13                    0             0                   0                      13
                  0                    0             0                   0                       0
                  0                    0             0                   0                       0
                  0                    0             0                   0                       0
                  0                    0             0                   0                       0
                  0                    0             0                   0                       0
                  0                    0             0                   0                       0
                  0                    0             0                   0                       0
                  0                    0             0                   0                       0
                  0                    0             0                   0                       0
                  0                    0             0                   0                       0
                  0                    0             0                   0                       0
                  0                    0             0                   0                       0
--------------------            ---------       -------        ------------                   -----

                126                   82            27                   1                     236
====================            =========       =======        ============                   =====


                     Certificate Reserves
                      ($ in thousands)

Part 2 - Descriptions of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts
Additional credits on installment certificates and
  accrued interest thereon:
    Other additions represent:
      Transfers from accruals for additional credits to be allowed at next
        anniversaries                                                                 $        79
      Reconversions of paid-up certificates-charged to paid-up reserves                        16
      Transfers from maturities to extended maturities                                         50
                                                                                      $       145
    Other deductions represent:
      Transfers to reserves on a quarterly basis for Reserve Plus Flexible-
        Payment, IC-Q-Installment and R-Flexible-Payment                              $     7,881
      Conversions to optional settlement certificates-credited to optional
        settlement reserves                                                                   200
      Conversions to paid-up certificates-credited to paid-up reserves                        161
      Transfers to extended maturities at maturity                                             50
                                                                                      $     8,292
Accrual for additional credits to be allowed on installment
  certificates at next anniversaries:
    Other deductions represent:
      Transfers to reserves for additional credits on installment certificates        $        79

Reserve for death and disability refund options:
    Other deductions represent:
      Payments, in excess of installment reserves, made to certificate holders
        who exercised the death and disability refund options.                        $         0

Reserve for reconversions of paid-up certificates:
    The amount shown as charged to profit and loss has been deducted from
      reserve recoveries in the accompanying Statement of Operations                  $         0

    Other deductions represent:
      Amounts credited to installment certificate reserves to mature, on
      reconversions of paid-up certificates.                                          $         0

Paid-up certificates:
  Other additions represent:
    Conversions from installment certificates (charged to installment reserves
      less surrender charges)                                                         $       892
    Transfers from accrual for additional credits to be allowed at next
       anniversaries                                                                           20
                                                                                      $       912
  Other deductions represent:
    Transfers credited to installment reserves on reconversions to installment
      certificates                                                                    $        86
    Transfers for accrual for additional credits and accrued interest thereon                  20
    Transfers to settlement options                                                           399
                                                                                      $       505




                     Certificate Reserves
                      ($ in thousands)

Part 2 - Descriptions of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Default interest on installment certificates:
  Other additions represent:
    Reconversions  of paid-up certificates charged to paid-up reserves                $         1

  Other deductions represent:
    Conversions to paid-up certificates - credited to paid-up reserves                $         0
    Transfers to advance payments as late payments are credited to
      certificates                                                                              5
                                                                                      $         5
Optional settlement certificates:
  Other additions represent:
    Transfers from installment certificate reserves (less surrender charges), single-payment and Series D certificate reserves upon election of
      optional settlement privileges                                                  $     1,641
    Transfers from paid-up certificate reserves                                               399
    Transfers from accruals for additional credits to be allowed at next
       anniversaries                                                                          782
                                                                                      $     2,822
  Other deductions represent:
    Transfers to reserve for additional credits and accrued interest thereon          $       785
    Transfers to optional settlement reserves                                                 281
                                                                                      $     1,066
Single-Payment certificates:
   Other additions represent:
    Transfers from accruals for additional credits to be allowed at next
       anniversaries                                                                  $       192
    Transfers from accruals on a quarterly basis on:
      Reserve Plus Single-Payment                                                             213
      Cash Reserve Single-Payment                                                               7
      Flexible Savings                                                                     24,509
      Flexible Savings-Emp                                                                    699
      Preferred Investors                                                                   8,412
      Investors                                                                            54,057
      Special Deposits                                                                      7,506
      Cash Reserve                                                                             90
      Cash Reserve-3mo                                                                      6,238
      Future Value                                                                              0
      Stock Market                                                                         31,415
      Market Strategy                                                                      11,800
      AEBI Stock Market                                                                       788
      R82-B                                                                                    58
      Cash Reserve-RP                                                                           1
      Cash Reserve-RP-3mo                                                                     868
      Flexible Saving-RP                                                                    7,332
      Flexible Savings-RP-Emp                                                                 339
      Preferred Investors-RP                                                                  602
      Stock Market-RP                                                                       6,830
      Market Strategy-RP                                                                    3,138

    Transfers from accruals at anniversaries maintained in a separate
      reserve account.                                                                      2,129
                                                                                      $   167,223




                     Certificate Reserves
                      ($ in thousands)

Part 2 - Descriptions of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Single-Payment certificates continued:
   Other deductions represent:
    Transfers to optional settlement reserves:
      Single-Payment                                                                  $    15,250
      R Single-Payment                                                                          0
    Transfers to reserves for additional credits and accrued interest thereon               2,129
    Transfers to a separate reserve account from the accrual account                          192
    Transfers to reserves on a quarterly basis:
      Reserve Plus Single-Payment                                                             213
      Cash Reserve Single-Payment                                                               7
      Flexible Savings                                                                     24,508
      Flexible Savings-Emp                                                                    699
      Preferred Investors                                                                   8,412
      Investors                                                                            54,057
      Special Deposits                                                                      7,506
      Cash Reserve                                                                             90
      Cash Reserve-3mo                                                                      6,238
      Stock Market                                                                         31,415
      AEBI Stock Market                                                                       787
      R82-B                                                                                    58
      Cash Reserve-RP                                                                           1
      Cash Reserve-RP-3mo                                                                     868
      Flexible Saving-RP                                                                    7,332
      Flexible Savings-RP-Emp                                                                 339
      Preferred Investors-RP                                                                  602
      Stock Market-RP                                                                       6,831
    Transfers to Federal tax withholding                                                       52
                                                                                      $   167,586

Due to unlocated certificate holders:
   Other additions represent:
    Amounts equivalent to payments due certificate holders who could
      not be located                                                                  $        87

   Other deductions represent:
    Payments to certificate holders credited to cash                                  $       111


Part 3 - Information Regarding Installment Certificates
              Classified by Age Groupings
                   ($ in thousands)

             Year ended December 31, 2000
                                                                                                           Deductions from
                                                                                                              Reserves
                                                                                                       ------------------------

                                    Number of                                                             Cash
                                 Accounts with                 Amount of               Amount of       Surrenders
Certificate     Months      Certificate Holders            Maturity Value              Reserves         Prior to
Series           Paid            December 31,               December 31,            December 31,        Maturity      Other
-----------   -----------  -----------------------   -----------------------  -----------------------  -----------  -----------

                                 1999        2000         1999         2000        1999         2000
                           -----------  ----------   ----------  -----------  ----------   ----------
20, including 253-264               1           1           14           14           8            9            0            0
extended      265-276               0           0            0            0           0            0            0            0
maturities    277-288               0           0            0            0           0            0            0            0
              289-300               0           0            0            0           0            0            0            0
              301-312               0           0            0            0           0            0            0            0
              313-324               0           0            0            0           0            0            0            0
              325-336               0           0            0            0           0            0            0            0
              337-348               0           0            0            0           0            0            0            0
              349-360    (a)        1           0           14            0          14            0            0           14
                           -----------  ----------   ----------  -----------  ----------   ----------  -----------  -----------

  Total                             2           1           28           14          22            9            0           14
                           -----------  ----------   ----------  -----------  ----------   ----------  -----------  -----------

15A,including 229-240               1           0            7            0           6            0            0            0
extended      241-252               1           1           10            7          11            7            0            0
maturities                 -----------  ----------   ----------  -----------  ----------   ----------  -----------  -----------

  Total                             2           1           17            7          17            7            0            0
                           -----------  ----------   ----------  -----------  ----------   ----------  -----------  -----------

22A,including   73-84               1           1           19           19           4            4            0            0
extended        85-96               0           0            0            0           0            0            0            0
maturities     97-108               0           0            0            0           0            0            0            0
              109-120               1           0           13            0           5            0            0            0
              121-132               0           1            0           13           0            5            0            0
              133-144               3           2           53           38          22           16            0            0
              145-156               2           1           56           15          27            7            0            0
              157-168               0           2            0           56           0           30            0            0
              169-180               3           0           75            0          44            0            0            0
              181-192               1           2           19           56          12           36           12            0
              193-204               0           1            0           19           0           12            0            0
              205-216               2           1           56           19          41           14            0            0
              217-228               4           1          113           38          90           30           15            0
              229-240               8           4          257          109         219           94           94            0





Part 3 - Information Regarding Installment Certificates
              Classified by Age Groupings
                   ($ in thousands)

             Year ended December 31, 2000
                                                                                                           Deductions from
                                                                                                              Reserves
                                                                                                       ------------------------

                                    Number of                                                             Cash
                                 Accounts with                 Amount of               Amount of       Surrenders
Certificate     Months      Certificate Holders            Maturity Value              Reserves         Prior to
Series           Paid            December 31,               December 31,            December 31,        Maturity      Other
-----------   -----------  -----------------------   -----------------------  -----------------------  -----------  -----------

                                 1999        2000         1999         2000        1999         2000
                           -----------  ----------   ----------  -----------  ----------   ----------

              241-252               9           6          171          148         156          136            0           34
              253-264    (a)       16           7          353          114         346          112           11          305
              265-276               2           7          390          438         235          265            0           19
              277-288              18           4          581          461         373          296           41           41
              289-300              90          15        2,442          412       1,642          283           73           53
              301-312              94          78        2,347        2,075       1,674        1,475           86          238
              313-324             106          80        2,605        1,991       1,978        1,500          151          103
              325-336              85          92        1,848        2,244       1,472        1,797           83          118
              337-348              85          76        1,627        1,669       1,364        1,402           74           43
              349-360              71          76        1,400        1,500       1,237        1,325           71           23
              361-372              62          64          864        1,250         804        1,163           85           18
              373-384              55          54          831          753         814          736          109          486
                           -----------  ----------   ----------  -----------  ----------   ----------  -----------  -----------

  Total                           718         575       16,120       13,437      12,559       10,738          905        1,481
                           -----------  ----------   ----------  -----------  ----------   ----------  -----------  -----------

I-76          145-156               1           0           37            0          11            0            0            0
              157-168               0           1            0           37           0           12            0            0
              169-180               2           0           40            0          14            0            0            0
              181-192               1           2           25           40           9           15            0            0
              193-204               1           1           12           25           5           10            5            0
              205-216              18           0          501            0         232            0           29           14
              217-228              58          15        1,381          363         675          181          102           63
              229-240              81          43        2,155        1,086       1,136          571          155           50
              241-252              79          67        1,704        1,716         960          970          162           48
              253-264              99          67        1,901        1,405       1,144          850          118           26
              265-276              85          82        2,024        1,584       1,309        1,018          179           20
              277-288              49          72        1,067        1,670         725        1,149          139            8
              289-300               0          43            0          953           0          689           31            0
                           -----------  ----------   ----------  -----------  ----------   ----------  -----------  -----------

  Total                           474         393       10,847        8,879       6,220        5,465          920          229
                           -----------  ----------   ----------  -----------  ----------   ----------  -----------  -----------





Part 3 - Information Regarding Installment Certificates
              Classified by Age Groupings
                   ($ in thousands)

             Year ended December 31, 2000
                                                                                                           Deductions from
                                                                                                              Reserves
                                                                                                       ------------------------

                                    Number of                                                             Cash
                                 Accounts with                 Amount of               Amount of       Surrenders
Certificate     Months      Certificate Holders            Maturity Value              Reserves         Prior to
Series           Paid            December 31,               December 31,            December 31,        Maturity      Other
-----------   -----------  -----------------------   -----------------------  -----------------------  -----------  -----------

                                 1999        2000         1999         2000        1999         2000
                           -----------  ----------   ----------  -----------  ----------   ----------

Reserve Plus  181-192              31           0          294            0         141            0            0            0
Flexible      193-204              79          26          687          258         339          120           50            0
Payment       205-216              71          65          685          583         298          276          115            0
              217-228               0          58            0          520           0          282           75            0
                           -----------  ----------   ----------  -----------  ----------   ----------  -----------  -----------

  Total                           181         149        1,666        1,361         778          678          240            0
                           -----------  ----------   ----------  -----------  ----------   ----------  -----------  -----------

IC-Q-         157-168               8           0           84            0          27            0            0            0
Installment   169-180              34           4          454           57         140            9           21            0
              181-192              27          24          232          352         134           81           45            0
              193-204               0          20            0          163           0           78           59            0
                           -----------  ----------   ----------  -----------  ----------   ----------  -----------  -----------

  Total                            69          48          770          572         301          168          125            0
                           -----------  ----------   ----------  -----------  ----------   ----------  -----------  -----------

IC-Q-Ins        73-84               1           0           12            0           9            0            0            0
                85-96             495           1        5,989           12       2,698           11            0            0
               97-108           1,060         350       12,651        4,191       5,507        1,866        1,182            0
              109-120             772         735        8,516        8,219       4,000        3,755        2,231            0
              121-132              54          50          730          523         305          304          964            1
              133-144              75          40          916          534         424          208          114            0
              145-156              32          63          330          747         117          379           92            0
              157-168              13          24          113          228          40           94           41            0
              169-180               0          10            0           87           0           23           26            0
                           -----------  ----------   ----------  -----------  ----------   ----------  -----------  -----------

  Total                         2,502       1,273       29,257       14,541      13,100        6,640        4,650            1
                           -----------  ----------   ----------  -----------  ----------   ----------  -----------  -----------

IC-Q-Ins Emp    85-96               4           0           30            0          20            0            0            0
               97-108               5           3           54           18          42            9           15            0
              109-120               4           4           45           42          33           34           12            0
              121-132               0           1            0            6           0            1            0            0
              133-144               1           0           17            0          10            0            0            0
              145-156               0           1            0           17           0           13            0            0
                           -----------  ----------   ----------  -----------  ----------   ----------  -----------  -----------

  Total                            14           9          146           83         105           57           27            0
                           -----------  ----------   ----------  -----------  ----------   ----------  -----------  -----------





Part 3 - Information Regarding Installment Certificates
              Classified by Age Groupings
                   ($ in thousands)

             Year ended December 31, 2000
                                                                                                           Deductions from
                                                                                                              Reserves
                                                                                                       ------------------------

                                    Number of                                                             Cash
                                 Accounts with                 Amount of               Amount of       Surrenders
Certificate     Months      Certificate Holders            Maturity Value              Reserves         Prior to
Series           Paid            December 31,               December 31,            December 31,        Maturity      Other
-----------   -----------  -----------------------   -----------------------  -----------------------  -----------  -----------

                                 1999        2000         1999         2000        1999         2000
                           -----------  ----------   ----------  -----------  ----------   ----------

IC-I            1-12                9           4           88           36          16            2            1            0
               13-24                4           8           92           82          19           25            1            0
               25-36            3,235           3       57,339           80      13,678           26            1            0
               37-48            7,423       2,592      127,483       44,349      38,241       13,794        2,878            0
               49-60            8,936       6,023      151,686      101,537      58,425       37,229        6,469            0
               61-72            7,878       7,219      139,335      122,773      59,239       53,560       10,096            0
               73-84            4,166       4,581       65,883       77,194      28,834       33,770       27,454            0
               85-96            1,825       2,889       27,198       44,279      12,748       20,332        9,331            0
              97-108                0       1,374            0       20,171           0       10,387        2,791            0
                           -----------  ----------   ----------  -----------  ----------   ----------  -----------  -----------

  Total                        33,476      24,693      569,104      410,501     211,200      169,125       59,022            0
                           -----------  ----------   ----------  -----------  ----------   ----------  -----------  -----------

IC-I-Emp       25-36               17           0          177            0          61            0            0            0
               37-48               45          13          806          138         277           72            7            0
               49-60               49          41          529          771         244          309           17            0
               61-72               52          42          688          420         377          236           39            0
               73-84               17          31          246          384         105          226          191            0
               85-96               10          15          213          210         175          111            9            0
              97-108                0           8            0          183           0          169           16            0
                           -----------  ----------   ----------  -----------  ----------   ----------  -----------  -----------

  Total                           190         150        2,659        2,106       1,239        1,123          279            0
                           -----------  ----------   ----------  -----------  ----------   ----------  -----------  -----------

Inst             1-12           2,742       1,859            0            0       2,241        1,672          135            0
                13-24           2,893       2,003            0            0       5,767        4,065          564            0
                25-36           1,859       2,328            0            0       5,413        7,243        1,168            0
                37-48               0       1,495            0            0           0        5,836        1,051            0
                           -----------  ----------   ----------  -----------  ----------   ----------  -----------  -----------

  Total                         7,494       7,685            0            0      13,421       18,816        2,918            0
                           -----------  ----------   ----------  -----------  ----------   ----------  -----------  -----------

Inst-Emp         1-12              17          16            0            0           7           13            1            0
                13-24              13          10            0            0          31           11            4            0
                25-36               5          11            0            0          11           36            4            0
                37-48               0           5            0            0           0           17            0            0
                           -----------  ----------   ----------  -----------  ----------   ----------  -----------  -----------

  Total                            35          42            0            0          49           77            9            0
                           -----------  ----------   ----------  -----------  ----------   ----------  -----------  -----------






Part 3 - Information Regarding Installment Certificates
              Classified by Age Groupings
                   ($ in thousands)

             Year ended December 31, 2000
                                                                                                           Deductions from
                                                                                                              Reserves
                                                                                                       ------------------------

                                    Number of                                                             Cash
                                 Accounts with                 Amount of               Amount of       Surrenders
Certificate     Months      Certificate Holders            Maturity Value              Reserves         Prior to
Series           Paid            December 31,               December 31,            December 31,        Maturity      Other
-----------   -----------  -----------------------   -----------------------  -----------------------  -----------  -----------

                                 1999        2000         1999         2000        1999         2000
                                ------      ------       ------       ------      ------       ------
R Flexible    169-180              36           0          564            0         372            0            0            0
Payment       181-192               9          27          152          382          39          216           16           28
              193-204              36           8          501          135         283           34            1            0
              205-216              37          35          404          481         427          264           17            0
              217-228               0          33            0          353           0          392           44            0
                                ------      ------       ------       ------      ------       ------       ------        ------
  Total                           118         103        1,621        1,351       1,121          906           78           28
                                ------      ------       ------       ------      ------       ------       ------        ------

RP-Q-         157-168               7           0           90            0          47            0            0            0
Installment   169-180               5           7           64           91          26           48            0            0
              181-192               0           2            0           18           0           12            8            0
                                ------      ------       ------       ------      ------       ------       ------        ------
  Total                            12           9          154          109          73           60            8            0
                                ------      ------       ------       ------      ------       ------       ------        ------

RP-Q-Ins        85-96               9           0           94            0          80            0            0            0
               97-108              15           3          241           31          90            7           75            0
              109-120              28           8          566          187         220           39           50            0
              121-132               2           4           18          260           5           66           19            0
              133-144               0           2            0           18           0            5            0            0
              145-156               1           0           12            0           6            0            0            0
              157-168               0           1            0           12           0            7            0            0
                                ------      ------       ------       ------      ------       ------       ------        ------
  Total                            55          18          931          508         401          124          144            0
                                ------      ------       ------       ------      ------       ------       ------        ------

RP-Q-Ins Emp   97-108               1           0            6            0           7            0            0            0
              109-120               0           1            0            6           0            8            0            0
                                ------      ------       ------       ------      ------       ------       ------        ------
  Total                             1           1            6            6           7            8            0            0
                                ------      ------       ------       ------      ------       ------       ------        ------






Part 3 - Information Regarding Installment Certificates
              Classified by Age Groupings
                   ($ in thousands)

             Year ended December 31, 2000
                                                                                                           Deductions from
                                                                                                              Reserves
                                                                                                       ------------------------

                                    Number of                                                             Cash
                                 Accounts with                 Amount of               Amount of       Surrenders
Certificate     Months      Certificate Holders            Maturity Value              Reserves         Prior to
Series           Paid            December 31,               December 31,            December 31,        Maturity      Other
-----------   -----------  -----------------------   -----------------------  -----------------------  -----------  -----------

                                 1999        2000         1999         2000        1999         2000
                                ------      ------       ------       ------      ------       ------
RP-I           25-36               27           0        1,463            0         192            0            0            0
               37-48               35          23          996        1,386         331          262            8            0
               49-60               49          26        1,540          765         625          301          105            0
               61-72               39          28        1,024          744         364          283          438            0
               73-84               29          26          811          567         472          216          139            0
               85-96               26          21          435          458         195          271          230            0
              97-108                0          18            0          324           0          120           84            0
                                ------      ------       ------       ------      ------       ------       ------        ------
  Total                           205         142        6,269        4,244       2,179        1,453        1,004            0
                                ------      ------       ------       ------      ------       ------       ------        ------

Inst-R          1-12               30          14            0            0          89           50            2            0
               13-24               24          21            0            0          24           67            9            0
               25-36                5          19            0            0           0           56           12            0
               37-48                0           4            0            0           0           10            2            0
                                ------      ------       ------       ------      ------       ------       ------        ------
  Total                            59          58            0            0         113          183           25            0
                                ------      ------       ------       ------      ------       ------       ------        ------

Inst-R-E        1-12                0           0            0            0           0            0            0            0
               13-24                3           0            0            0           3            0            0            0
               25-36                0           2            0            0           0            4            0            0
                                ------      ------       ------       ------      ------       ------       ------        ------
  Total                             3           2            0            0           3            4            0            0
                                ------      ------       ------       ------      ------       ------       ------        ------

  Total All Series             45,610      35,352      639,595      457,719     262,908      215,641       70,354        1,753
                              ========    ========     ========     ========    ========     ========     ========     ========
(a) Includes accounts on which all payments  necessary to mature have been made, but  additional  time  must  elapse  before  the  certificate  maturity  year is completed.

Part 4 - Amounts Periodically Credited to Certificate Holders' Accounts
            to Accumulate the Maturity Amount of Installment Certificates.


Information as to (1) amounts periodically credited to each class of security holders' accounts from installment payments and (2) such other amounts periodically credited to accumulate the maturity amount of the certificate (on a $1,000 face-amount certificate basis for the term of the certificate), is filed in Part 4 of Schedule IX as part of Post- effective Amendment No. 9 to
Registration Statement No. 2-17681, Post effective Amendment No. 1 to Registration Statement No. 2-23772 and Post-effective Amendment No. 1 to Registration Statement No. 2-258081 and is incorporated herein by reference.

AMERICAN EXPRESS CERTIFICATE COMPANY                               SCHEDULE VII
(formerly IDS Certificate Company)

Valuation and Qualifying Accounts

Years ended December 31, 2000, 1999 and 1998
($ thousands)

                      Year ended December 31, 2000
-------------------------------------------------------------------------------------------------------------------------
                                                                Additions
                                                         ------------------------
           Reserves                     Balance            Charged                                           Balance
         deducted from                     at             to costs                      Deductions              at
           assets to                   beginning             and                           from                 end
       which they apply                of period          expenses        Other          reserves           of period
--------------------------------     ---------------     ------------     -------     ---------------     ---------------
 Writedown for losses:
   Securities                                $2,141          $11,413          $0                  $0             $13,554
 Allowance for losses:
   Conventional first
     mortgage loans                             511              233           0                   0                 744

                      Year ended December 31, 1999
-------------------------------------------------------------------------------------------------------------------------
                                                                Additions
                                                         ------------------------
           Reserves                     Balance            Charged                                           Balance
         deducted from                     at             to costs                      Deductions              at
           assets to                   beginning             and                           from                 end
       which they apply                of period          expenses        Other          reserves           of period
--------------------------------     ---------------     ------------     -------     ---------------     ---------------

 Writedown for losses:
   Securities                                    $0           $2,141          $0                  $0              $2,141
 Allowance for losses:
   Conventional first
     mortgage loans                             611                0           0                 100 (a)             511

                      Year ended December 31, 1998
-------------------------------------------------------------------------------------------------------------------------
                                                                Additions
                                                         ------------------------
           Reserves                     Balance            Charged                                           Balance
         deducted from                     at             to costs                      Deductions              at
           assets to                   beginning             and                           from                 end
       which they apply                of period          expenses        Other          reserves           of period
--------------------------------     ---------------     ------------     -------     ---------------     ---------------

 Writedown for losses:
   Securities                                  $605               $0          $0                $605 (b)              $0
 Allowance for losses:
   Conventional first
     mortgage loans                             611                0           0                   0                 611

a) Applicable to adjustment of the adequacy of the reserve for mortgage loan losses.

b)   Applicable to reversal on securities sold.