Form 10-Q
period 2001-03-31
AMERICAN EXPRESS CERTIFICATE CO
filed 2001-05-15
CIK 52428

PAGE 1
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 30(a) OF THE INVESTMENT
    COMPANY ACT OF 1940 AND SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 2001

                                      OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number  2-23772

                     American Express Certificate Company
           ---------------------------------------------------------
            (Exact name of registrant as specified in its charter)



   Delaware                                           41-6009975
---------------------------------               ------------------------
 (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                   Identification No.)


 200 AXP Financial Center, Minneapolis, Minnesota             55474
-----------------------------------------                  -----------
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code   (612) 671-3131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes  ( X)        No  (  )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2001

                             150,000 Common shares

Registrant is a wholly owned subsidiary of American Express Financial Corporation, which is a wholly owned subsidiary of American Express Company, and Registrant meets the conditions set forth in General Instruction H(1) (a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PAGE 2
                                   FORM 10-Q

                     AMERICAN EXPRESS CERTIFICATE COMPANY

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

The information furnished reflects all adjustments (none of which were other than of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the results for these interim periods presented.

                     AMERICAN EXPRESS CERTIFICATE COMPANY
                                 BALANCE SHEET

                                    ASSETS                                        Mar. 31,         Dec. 31,
                                    ------
                                                                                    2001             2000
                                                                                 (Unaudited)
                                                                                --------------   --------------
                                                                                          ($ Thousands)
Qualified Assets:
   Cash and cash equivalents                                                         $115,041          $58,711
   Investments in unaffiliated issuers (note 1)                                     3,988,839        3,824,804
   Receivables                                                                         86,795           48,971
   Investments in and advances to affiliates                                              422              422
   Other (note 3)                                                                      13,411           53,015
                                                                                --------------   --------------

     Total qualified assets                                                         4,204,508        3,985,923
                                                                                --------------   --------------

Other assets:
  Due from Parent for federal income taxes                                             16,023            7,016
  Deferred federal income taxes                                                         2,018           30,501
  Other                                                                                 8,646            9,305
                                                                                --------------   --------------

     Total other assets                                                                26,687           46,822
                                                                                --------------   --------------

     Total assets                                                                  $4,231,195       $4,032,745
                                                                                ==============   ==============


                     LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
   Certificate reserves (note 3)                                                   $3,897,405       $3,831,059
   Accounts payable and accrued liabilities (note 3)                                  139,803           35,172
                                                                                --------------   --------------

     Total liabilities                                                              4,037,208        3,866,231
                                                                                --------------   --------------

Stockholder's equity:
   Common stock                                                                         1,500            1,500
   Additional paid-in-capital                                                         143,844          143,844
   Retained earnings                                                                   69,817           73,636
   Accumulated other comprehensive loss (note 3)                                      (21,174)         (52,466)
                                                                                --------------   --------------

     Total stockholder's equity                                                       193,987          166,514
                                                                                --------------   --------------

   Total liabilities and
       stockholder's equity                                                        $4,231,195       $4,032,745
                                                                                ==============   ==============


See notes to financial statements.


PAGE 3
                     AMERICAN EXPRESS CERTIFICATE COMPANY
                            STATEMENT OF OPERATIONS                                                (Unaudited)
                            -----------------------

                                                                                  For the Three Months Ended
                                                                                -------------------------------

                                                                                Mar. 31, 2001    Mar. 31, 2000
                                                                                --------------   --------------
                                                                                        ($ Thousands)

Investment income                                                                     $68,963          $63,906
Investment expenses (notes 2 and 3)                                                    24,506           21,037
                                                                                --------------   --------------

Net investment income before provision for
   certificate reserves and income tax benefit (expense)                               44,457           42,869
Net provision for certificate reserves                                                 41,803           35,517
                                                                                --------------   --------------

Net investment income before income tax benefit (expense)                               2,654            7,352
Income tax benefit (expense)                                                              766            (363)
                                                                                --------------   --------------

Net investment income                                                                   3,420            6,989
                                                                                --------------   --------------

Realized loss on investments - net                                                    (10,527)          (6,524)
Income tax benefit                                                                      3,685            2,284
                                                                                --------------   --------------

Net realized loss on investments                                                       (6,842)          (4,240)
                                                                                --------------   --------------

(Loss) income before cumulative effect of accounting change                            (3,422)            2,749
                                                                                --------------   --------------

Cumulative effect of accounting change (net of income tax
  benefit of $214) (note 2)                                                              (397)               -
                                                                                --------------   --------------

Net (loss) income                                                                     ($3,819)           $2,749
                                                                                ==============   ==============


See notes to financial statements.


PAGE 4
                     AMERICAN EXPRESS CERTIFICATE COMPANY
                       STATEMENT OF COMPREHENSIVE INCOME                                           (Unaudited)
                       ---------------------------------

                                                                                  For the Three Months Ended
                                                                                -------------------------------

                                                                                Mar. 31, 2001    Mar. 31, 2000
                                                                                --------------   --------------
                                                                                        ($ Thousands)

Net (loss) income                                                                    ($3,819)           $2,749
                                                                                --------------   --------------

Other comprehensive income (loss)
    Cumulative effect of accounting change, net of tax (note 2)                       (2,188)               -

   Unrealized gains (losses) on available-for-sale securities:
      Unrealized holding gains (losses) arising during period                          46,178         (15,755)
      Income tax expense (benefit)                                                     16,162          (5,514)
                                                                                --------------   --------------

      Net unrealized holding gains (losses) arising during period                      30,016         (10,241)

      Reclassification adjustment for losses included in
        net income                                                                      8,629            2,840
      Income tax benefit                                                              (3,020)            (994)
                                                                                --------------   --------------

      Net reclassification adjustment for losses included
        in net income                                                                   5,609            1,846
                                                                                --------------   --------------

   Net unrealized gains (losses) on available-for-sale securities                      35,625          (8,395)
                                                                                --------------   --------------

  Unrealized loss on interest rate swaps (note 3):
      Unrealized loss arising during period                                           (3,300)               -
      Income tax benefit                                                              (1,155)               -
                                                                                --------------   --------------

   Net unrealized loss on interest rate swaps                                         (2,145)               -
                                                                                --------------   --------------

Net other comprehensive income (loss)                                                  31,292          (8,395)
                                                                                --------------   --------------

Total comprehensive income (loss)                                                     $27,473         ($5,646)
                                                                                ==============   ==============


See notes to financial statements.


PAGE 5
                     AMERICAN EXPRESS CERTIFICATE COMPANY
                            STATEMENT OF CASH FLOWS                                                (Unaudited)
                            -----------------------



                                                                                  For the Three Months Ended
                                                                                -------------------------------

                                                                                Mar. 31, 2001    Mar. 31, 2000
                                                                                --------------   --------------
                                                                                        ($ Thousands)
Cash Flows from Operating Activities:
  Net (loss) income                                                                  ($3,819)           $2,749

  Adjustments  to reconcile  net (loss) income to net cash provided by operating activities:
    Cumulative effect of accounting change, net of tax (note 2)                           397               -
    Net provision for certificate reserves                                             41,803           35,517
    Interest income added to certificate loans                                          (212)            (239)
    Amortization of premiums/discounts - net                                            (949)            9,165
    Provision for deferred federal income taxes                                        11,633          (2,975)
    Net realized loss on investments before income taxes                               10,527            6,524
    Decrease in dividends and interest receivable                                       2,958              804
    Decrease in deferred distribution fees                                                659              858
    Increase in other assets                                                          (9,006)               -
    Increase (decrease) in other liabilities                                           12,512          (3,198)
                                                                                --------------   --------------

    Net cash provided by operating activities                                          66,503           49,205
                                                                                --------------   --------------

Cash Flows from Investing Activities:
  Maturity and redemption of investments:
    Held-to-maturity securities                                                            -            10,946
    Available-for-sale securities                                                      95,604           82,830
    Other investments                                                                   4,621           21,338
  Sale of investments:
    Available-for-sale securities                                                      45,540           28,028
  Certificate loan payments                                                               893              865
  Purchase of investments:
    Held-to-maturity securities                                                            -             (161)
    Available-for-sale securities                                                   (184,516)        (136,440)
    Other investments                                                                (10,851)         (12,076)
  Certificate loan fundings                                                             (759)            (816)
                                                                                --------------   --------------

    Net cash used in investing activities                                           ($49,468)         ($5,486)
                                                                                --------------   --------------


PAGE 6
                     AMERICAN EXPRESS CERTIFICATE COMPANY
                      STATEMENT OF CASH FLOWS (Continued)                                          (Unaudited)
                      -----------------------------------

                                                                                  For the Three Months Ended
                                                                                -------------------------------

                                                                                Mar. 31, 2001    Mar. 31, 2000
                                                                                --------------   --------------
                                                                                        ($ Thousands)
Cash Flows from Financing Activities:
  Payments from certificate owners                                                   $445,853         $446,262
  Proceeds from reverse repurchase agreements                                             500               -
  Certificate maturities and cash surrenders                                        (406,558)        (426,013)
  Payments under reverse repurchase agreements                                          (500)         (25,000)
  Dividend paid                                                                           -            (5,000)
                                                                                --------------   --------------

    Net cash provided by (used in) financing activities                                39,295          (9,751)
                                                                                --------------   --------------

Net Increase In Cash and Cash Equivalents                                              56,330           33,968

Cash and Cash Equivalents Beginning of Period                                          58,711           47,086
                                                                                --------------   --------------

Cash and Cash Equivalents End of Period                                              $115,041          $81,054
                                                                                ==============   ==============

Supplemental Disclosures:
  Cash paid for income taxes                                                           $7,321           $4,136
  Certificate maturities and surrenders through loan
    reductions                                                                           $713           $1,066

See notes to financial statements.



AMERICAN EXPRESS CERTIFICATE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited)
-----------------------------------------
($ in Thousands)

1.  The following is a summary of investments in unaffiliated issuers:

                                                                                  Mar. 31,         Dec. 31,
                                                                                    2001             2000
                                                                                --------------   --------------

Available-for-sale securities                                                      $3,608,758       $3,122,950
Held-to-maturity securities                                                                -           317,732
First mortgage loans on real estate                                                   355,167          358,575
Certificate loans - secured by certificate reserves                                    24,914           25,547
                                                                                --------------   --------------

Total                                                                              $3,988,839       $3,824,804
                                                                                ==============   ==============

2.  Accounting developments

In June 1998, the Financial Accounting Standards Board (FASB) issued, and subsequently amended, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which Registrant adopted on January 1, 2001. This Statement establishes accounting and reporting standards for derivative instruments, including some embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income.

Changes in the fair value of a derivative are recorded in income or directly to equity, depending on the instrument's designated use. For those derivative instruments that are designated and qualify as hedging instruments under SFAS

No. 133, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For derivative instruments not designated as hedging instruments per SFAS No. 133, changes in fair value are adjusted immediately through earnings.

The adoption of SFAS No. 133 has allowed Registrant to use cash flow hedge accounting on its interest rate swaps. For derivatives that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in earnings.

Because of changes to the rules for hedging investments, the transition provisions of SFAS No. 133, as amended, permitted held-to-maturity securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," to be reclassified at the date of adoption to available-for-sale or trading. Registrant reclassified all held-to-maturity securities to available-for-sale upon adoption.

The adoption of SFAS No. 133 resulted in a decrease of $397 and $2,188 to earnings and other comprehensive income (OCI), respectively. Substantially all of the losses recorded in OCI upon adoption will be reclassified into earnings by December 31, 2001, net of tax.

3.  Derivative instruments and hedging activities

Registrant maintains an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate and equity market volatility. Registrant enters into interest rate swaps to manage interest rate sensitivity and enters into options and futures contracts to mitigate the negative effect on earnings that would result from an increase in the equity markets.

Registrant is exposed to risk associated with fluctuating interest payments on certain certificate products tied to the London Interbank Offered Rate (LIBOR). Registrant's goal is to manage interest rate sensitivity by modifying the repricing characteristics of certificate liabilities so that the interest credited to related investment certificate owners is not adversely affected by movements in interest rates. As a result of interest rate fluctuations, the amount of interest paid on hedged liabilities will positively or negatively impact reported earnings. Income or loss on the derivative instruments that are linked to the hedged liabilities will generally offset the effect of this impact. Registrant views this strategy as a prudent management of interest rate sensitivity, such that earnings are not exposed to undue risk presented by changes in interest rates.

Registrant uses interest rate swap contracts to hedge the risk of rising interest rates on a portion of these certificate products. Interest rate swaps generally involve the exchange of fixed and variable rate interest rate payments between two parties, based on a common notional principal amount and maturity date. Registrant is required to pay the counterparty to the contracts a stream of fixed interest payments, and in turn, receives a stream of LIBOR-based variable interest payments.

Because these derivatives are designated as cash flow hedges, the effective portions of changes in the fair value of the derivatives are recorded in OCI. Amounts are reclassified from OCI to Investment expenses as interest is credited to certificate reserves. The net receipts (payments) from interest rate swaps are recorded in Investment expenses. The fair value of the interest rate swaps are included in Accounts payable and accrued liabilities on the balance sheet.

For the quarter ended March 31, 2001, Registrant recognized no losses on the derivatives as a result of ineffectiveness. Additionally, $1,460 of the deferred net losses accumulated in OCI were reclasified into earnings. An estimated $6,000 of the deferred net losses accumulated in OCI related to derivatives designated as cash flow hedges will be reclassified into earnings by December 31, 2001. This effect will occur at the same time as Registrant realizes the benefits of lower market rates of interest on its certificates.

Registrant manages equity market sensitivity by entering into options and futures contracts to mitigate the negative effect on earnings that would result from an increase in equity markets. Registrant offers American Express Stock Market Certificates ("SMC") that offer a return based upon the relative change in a major stock market index between the beginning and end of the SMC's term. The SMC product contains an embedded derivative, essentially the equity based return of the certificate, that must be separated from the host contract and accounted for as a derivative instrument per SFAS No. 133. As a result of fluctuations in equity markets, and the corresponding changes in value of the embedded derivative, the amount of expenses incurred by Registrant related to SMC will positively or negatively impact reported earnings. As a means of hedging its obligations under the provisions for these certificates,

Registrant  purchases  and  writes  call  options  on the  major  market  index.
Registrant views this strategy as a prudent management of equity market sensitivity, such that earnings are not exposed to undue risk presented by changes in equity market levels.

On the same series of certificates, Registrant also purchases futures on the major market index to hedge its obligations. The futures are marked-to-market daily and exchanged traded, exposing Registrant to no counterparty risk.

The options and futures contracts do not receive special hedge accounting under SFAS No. 133. As such, any changes in the fair value of the contracts are taken through earnings. The fair values of the purchased and written call options are included in Other qualified assets and Accounts payable and accrued liabilities, respectively, on the balance sheet. The fair value of the embedded derivatives are included under Certificate reserves. The gains and losses on the options, futures and embedded derivative instruments are recognized in Investment expenses on the statement of operations.

By using derivative instruments, Registrant is exposed to credit and market risk. Credit risk is the possibility that the counterparty will not fulfill the terms of the contract. Registrant monitors credit risk related to derivative financial instruments through established approval procedures, including setting concentration limits by counterparty, reviewing credit ratings and requiring collateral where appropriate.

Market risk is the possibility that the value of the derivative financial instrument will change due to fluctuations in a factor from which the instrument derives its value, primarily an interest rate or a major market index. Registrant manages the market risk associated with interest rate contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken. Registrant primarily uses derivatives to manage risk and, therefore, the cash flow and income effects of the derivatives are generally inverse to the effects of the underlying hedged transactions.

PAGE 9
                      AMERICAN EXPRESS CERTIFICATE COMPANY
                     MANAGEMENT'S NARRATIVE ANALYSIS OF THE
                             RESULTS OF OPERATIONS

Results of operations:

As of March 31, 2001, total assets and certificate reserves increased $198 million and $66 million, respectively, from December 31, 2000. The increase in total assets resulted primarily from purchases of investment securities of $119 million during the first quarter of 2001 that will settle in April of 2001, a decrease in unrealized depreciation on available-for-sale securities of $58 million and certificate payments exceeding certificate maturities and surrenders by $39 million. The increase in certificate reserves resulted primarily from from interest accruals of $42 million and the excess of certificate payments over certificate maturities and surrenders.

Sales of face-amount certificates totaled $432 million during both the first quarter of 2001 and the prior year's period. Certificate maturities and surrenders totaled $404 million during the first quarter of 2001 compared to $427 million during the prior year's period.

Investment income increased 7.9% during the first three months of 2001 from the prior year's period primarily reflecting a higher average balance of invested assets.

Investment expenses increased 16.5% during the first three months of 2001 from the prior year's period. The increase primarily reflects higher option and interest rate swap expense of $3.2 million and $1.5 million, respectively. These increases were partially offset by lower distribution fees of $.7 million.

Net provision for certificate reserves increased 17.7% during the first three months of 2001 from the prior year's period reflecting a higher average balance of certificate reserves and higher accrual rates during the first three months of 2001.

During the first three months of 2001, Registrant realized net losses on investments of $10.5 million compared to net realized losses of $6.5 million during the prior year's period. Due to credit concerns, Registrant sold, during the first three months of 2001, available-for-sale securities with a carrying value of $95 million and realized a net loss of $8.6 million from the sales. In addition, during the same period of 2001, a write-down of $1.7 million was recorded on Registrant's below-investment-grade securities.

At March 31, 2001, approximately 11.4% of Registrant's invested assets were below- investment-grade bonds, compared to 9.8% at December 31, 2000. During the year 2000 and the first quarter of 2001, the industry-wide default rate on below-investment-grade bonds increased significantly and this trend is expected to continue over the next several months and possibly beyond.* Additional investment security losses throughout the remainder of 2001 are likely but the amount of any such losses is dependent on a number of factors and cannot be estimated at this time.* Registrant's management believes that there will be no adverse impact on the certificate owners of any such losses.*

Net certificate reserve financing activities provided cash of $39 million during the first three months of 2001 compared to cash provided of $20 million during the prior year's period. The change resulted from lower certificate maturities and surrenders of $19 million during the first three months of 2001 compared to the prior year's period.

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

PAGE 10
                     AMERICAN EXPRESS CERTIFICATE COMPANY

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

REGISTRANT                             AMERICAN EXPRESS CERTIFICATE COMPANY



BY                                     /s/ Paula R. Meyer
                                       -----------------------------------------
NAME AND TITLE                         Paula R. Meyer, President and
                                       Director (Principal Executive Officer)
DATE                                   May 11, 2001



BY                                     /s/ Philip C. Wentzel
                                       -----------------------------------------
NAME AND TITLE                         Philip C. Wentzel, Vice President and
                                       Controller(Principal Accounting Officer)
DATE                                   May 11, 2001