Form 10-Q
period 2001-06-30
AMERICAN EXPRESS CERTIFICATE CO
filed 2001-08-14
CIK 52428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 30(a) OF THE INVESTMENT
    COMPANY ACT OF 1940 AND SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 2001

                                       OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number  2-23772

                      American Express Certificate Company
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                   41-6009975
-------------------------------                   -------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

200 AXP Financial Center, Minneapolis, Minnesota             55474
------------------------------------------------          -----------
   (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code   (612) 671-3131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes  ( X)        No  (  )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2001

                              150,000 Common shares

American Express Certificate Company ("the Company") is a wholly owned subsidiary of American Express Financial Corporation (Parent), which is a wholly owned subsidiary of American Express Company, and the Company meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

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

                AMERICAN EXPRESS CERTIFICATE COMPANY
                           BALANCE SHEET

                               ASSETS                                  June 30,         Dec. 31,
                                                                         2001             2000
                                                                      (Unaudited)
                                                                     --------------   -------------
                                                                              ($ Thousands)
Qualified Assets:
   Cash and cash equivalents                                               $53,026         $58,711
   Investments in unaffiliated issuers (note 1)                          4,163,514       3,824,804
   Receivables                                                              96,926          48,971
   Investments in and advances to affiliates                                   422             422
   Other                                                                    29,914          53,015
                                                                     --------------   -------------

     Total qualified assets                                              4,343,802       3,985,923
                                                                     --------------   -------------

Other assets:
   Due from Parent for federal income taxes                                      -           7,016
   Deferred federal income taxes                                            20,074          30,501
   Other                                                                     8,060           9,305
                                                                     --------------   -------------

     Total other assets                                                     28,134          46,822
                                                                     --------------   -------------

     Total assets                                                       $4,371,936      $4,032,745
                                                                     ==============   =============


                LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
   Certificate reserves                                                 $4,062,577      $3,831,059
   Due to Parent for federal income taxes                                   10,293               -
   Accounts payable and accrued liabilities                                 77,162          35,172
                                                                     --------------   -------------

     Total liabilities                                                   4,150,032       3,866,231
                                                                     --------------   -------------

Stockholder's equity:
   Common stock                                                              1,500           1,500
   Additional paid-in-capital                                              203,844         143,844
   Retained earnings                                                        12,145          73,636
   Accumulated other comprehensive income (loss)                             4,415         (52,466)
                                                                     --------------   -------------

     Total stockholder's equity                                            221,904         166,514
                                                                     --------------   -------------

     Total liabilities and stockholder's equity                         $4,371,936      $4,032,745
                                                                     ==============   =============

See notes to financial statements.

PAGE 3
                AMERICAN EXPRESS CERTIFICATE COMPANY
                      STATEMENT OF OPERATIONS

                                                                                                                         (Unaudited)

                                                                      For the Three Months Ended        For the Six Months Ended
                                                                    ------------------------------   -------------------------------

                                                                    June 30, 2001    June 30, 2000   June 30, 2001    June 30, 2000
                                                                    --------------   -------------   --------------   --------------
                                                                                             ($ Thousands)
Investment income                                                         $56,123         $65,216         $125,086         $129,122
Investment expenses                                                        20,669          21,271           45,175           42,308
                                                                    --------------   -------------   --------------   --------------

Net investment income before provision for
   certificate reserves and income tax benefit (expense)                   35,454          43,945           79,911           86,814
Net provision for certificate reserves                                     44,747          36,910           86,550           72,427
                                                                    --------------   -------------   --------------   --------------

Net investment (loss) income before income tax benefit (expense)           (9,293)          7,035           (6,639)          14,387
Income tax benefit (expense)                                                4,494            (380)           5,260             (743)
                                                                    --------------   -------------   --------------   --------------

Net investment (loss) income                                               (4,799)          6,655           (1,379)          13,644
                                                                    --------------   -------------   --------------   --------------

Realized loss on investments - net                                        (81,343)         (2,220)         (91,870)          (8,744)
Income tax benefit                                                         28,470             776           32,155            3,060
                                                                    --------------   -------------   --------------   --------------

Net realized loss on investments                                          (52,873)         (1,444)         (59,715)          (5,684)
                                                                    --------------   -------------   --------------   --------------

(Loss) income before cumulative effect of accounting change               (57,672)          5,211          (61,094)           7,960

Cumulative effect of accounting change (net of income tax
  benefit of $214)                                                              -               -             (397)               -
                                                                    --------------   -------------   --------------   --------------

Net (loss) income                                                        ($57,672)         $5,211         ($61,491)          $7,960
                                                                    ==============   =============   ==============   ==============


See notes to financial statements.

PAGE 4
                AMERICAN EXPRESS CERTIFICATE COMPANY
                 STATEMENT OF COMPREHENSIVE INCOME

                                                                                                                         (Unaudited)

                                                                      For the Three Months Ended        For the Six Months Ended
                                                                    ------------------------------   -------------------------------

                                                                    June 30, 2001    June 30, 2000   June 30, 2001    June 30, 2000
                                                                    --------------   -------------   --------------   --------------
                                                                                             ($ Thousands)
Net (loss) income                                                        ($57,672)         $5,211         ($61,491)          $7,960
                                                                    --------------   -------------   --------------   --------------

Other comprehensive income (loss)
    Cumulative effect of accounting change, net of tax                          -               -           (2,188)               -

   Unrealized gains (losses) on available-for-sale securities:
      Unrealized holding gains (losses) arising during period              23,802           2,221           69,980          (13,534)
      Income tax (expense) benefit                                         (8,331)           (777)         (24,493)           4,737
                                                                    --------------   -------------   --------------   --------------

      Net unrealized holding gains (losses) arising during period          15,471           1,444           45,487           (8,797)

      Reclassification adjustment for losses (gains) included in
        net (loss) income                                                  15,954            (741)          24,583            2,099
      Income tax (benefit) expense                                         (5,584)            259           (8,604)            (735)
                                                                    --------------   -------------   --------------   --------------

      Net reclassification adjustment for losses (gains) included
        in net (loss) income                                               10,370            (482)          15,979            1,364
                                                                    --------------   -------------   --------------   --------------

   Net unrealized gains (losses) on available-for-sale securities          25,841             962           61,466           (7,433)
                                                                    --------------   -------------   --------------   --------------

  Unrealized loss on interest rate swaps:
      Unrealized loss arising during period                                  (387)              -           (3,687)               -
      Income tax benefit                                                      135               -            1,290                -
                                                                    --------------   -------------   --------------   --------------

   Net unrealized loss on interest rate swaps                                (252)              -           (2,397)               -
                                                                    --------------   -------------   --------------   --------------

Net other comprehensive income (loss)                                      25,589             962           56,881           (7,433)
                                                                    --------------   -------------   --------------   --------------

Total comprehensive (loss) income                                        ($32,083)         $6,173          ($4,610)            $527
                                                                    ==============   =============   ==============   ==============

See notes to financial statements.

PAGE 5
                AMERICAN EXPRESS CERTIFICATE COMPANY
                      STATEMENT OF CASH FLOWS

                                                                                        (Unaudited)

                                                                        For the Six Months Ended
                                                                     ------------------------------

                                                                     June 30, 2001    June 30, 2000
                                                                     --------------   -------------
                                                                              ($ Thousands)
Cash Flows from Operating Activities:
  Net (loss) income                                                       ($61,491)         $7,960

  Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
    Cumulative effect of accounting change, net of tax                         397               -
    Net provision for certificate reserves                                  86,550          72,427
    Interest income added to certificate loans                                (430)           (487)
    Amortization of premiums/discounts - net                                   383          19,008
    Provision for deferred federal income taxes                            (20,201)         (2,292)
    Corporate bond interest adjustment                                      12,266               -
    Unrealized loss on purchased call options                               19,075               -
    Net realized loss on investments before income taxes                    91,870           8,744
    Decrease (increase) in dividends and interest receivable                 1,816            (195)
    Decrease in deferred distribution fees                                   1,245           1,638
    Decrease in other assets                                                 7,016               -
    Increase (decrease) in other liabilities                                 5,727          (4,211)
                                                                     --------------   -------------

    Net cash provided by operating activities                              144,223         102,592
                                                                     --------------   -------------

Cash Flows from Investing Activities:
  Maturity and redemption of investments:
    Held-to-maturity securities                                                  -          48,745
    Available-for-sale securities                                          232,151         212,013
    Other investments                                                       20,608          39,054
  Sale of investments:
    Available-for-sale securities                                          658,181          52,320
  Certificate loan payments                                                  1,652           1,735
  Purchase of investments:
    Held-to-maturity securities                                                  -            (161)
    Available-for-sale securities                                       (1,204,194)       (338,521)
    Other investments                                                      (22,922)        (24,207)
  Certificate loan fundings                                                 (1,399)         (1,427)
                                                                     --------------   -------------

    Net cash used in investing activities                                ($315,923)       ($10,449)
                                                                     --------------   -------------

PAGE 6
                AMERICAN EXPRESS CERTIFICATE COMPANY
                STATEMENT OF CASH FLOWS (CONTINUED)

                                                                                        (Unaudited)

                                                                        For the Six Months Ended
                                                                     ------------------------------

                                                                     June 30, 2001    June 30, 2000
                                                                     --------------   -------------
                                                                             ($ Thousands)
Cash Flows from Financing Activities:
  Payments from certificate owners                                        $953,723        $971,543
  Proceeds from reverse repurchase agreements                                  500               -
  Capital contribution from Parent                                          10,000               -
  Certificate maturities and cash surrenders                              (797,708)       (915,510)
  Payments under reverse repurchase agreements                                (500)        (25,000)
  Dividend paid                                                                  -          (5,000)
                                                                     --------------   -------------

    Net cash provided by financing activities                              166,015          26,033
                                                                     --------------   -------------

Net (Decrease) Increase In Cash and Cash Equivalents                        (5,685)        118,176

Cash and Cash Equivalents Beginning of Period                               58,711          47,086
                                                                     --------------   -------------

Cash and Cash Equivalents End of Period                                    $53,026        $165,262
                                                                     ==============   =============

Supplemental Disclosures:
  Cash received (paid) for income taxes                                    $34,797         ($3,546)
  Certificate maturities and surrenders through loan
    reductions                                                              $2,350          $2,088

See notes to financial statements.

AMERICAN EXPRESS CERTIFICATE COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
($ in Thousands)

1.  The following is a summary of investments in unaffiliated issuers:

                                                         June 30,         Dec. 31,
                                                           2001             2000
                                                       --------------   -------------
Available-for-sale securities                             $3,799,694      $3,122,950
Held-to-maturity securities                                        -         317,732
First mortgage loans on real estate                          340,445         358,575
Certificate loans - secured by certificate reserves           23,375          25,547
                                                       --------------   -------------

Total                                                     $4,163,514      $3,824,804
                                                       ==============   =============

2.  Accounting developments

In July 2000, the Financial Accounting Standards Board's (FASB) Emerging Issues Task Force (EITF) issued a consensus on Issue 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." The Company elected to early adopt the consensus as of January 1, 2001. Issue 99-20 prescribes new procedures for recording interest income and measuring impairment on retained and purchased beneficial interests. The consensus primarily affects certain high-yield investments contained in certain structured securities whose cash flows have been negatively affected by credit experience. Although there was no significant impact resulting from the adoption of Issue 99-20, the Company holds structured securities that will be accounted for under Issue 99-20.

In June 1998, the FASB issued, and subsequently amended, Statement of Financial Accounting Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which the Company adopted on January 1, 2001. This Statement establishes accounting and reporting standards for derivative instruments, including those embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income.

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

The adoption of SFAS No. 133 has allowed the Company to use cash flow hedge accounting on its interest rate swaps. For derivatives that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in earnings.

Because of changes to the rules for hedging investments, the transition provisions of SFAS No. 133, as amended, permitted held-to-maturity securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," to be reclassified at the date of adoption to available-for-sale or trading. The Company reclassified all held-to-maturity securities to available-for-sale upon adoption.

PAGE 8
                      AMERICAN EXPRESS CERTIFICATE COMPANY
                     MANAGEMENT'S NARRATIVE ANALYSIS OF THE
                              RESULTS OF OPERATIONS

Results of operations:

As of June 30, 2001, total assets and certificate reserves increased $339 million and $232 million, respectively, from December 31, 2000. The increase in total assets resulted primarily from purchases of investment securities of $47 million during the second quarter of 2001 that will settle in July of 2001, capital contributions from Parent of $60 million, a decrease in net unrealized depreciation on available-for-sale securities of $80 million and certificate payments exceeding certificate maturities and surrenders by $156 million. The increase in certificate reserves resulted primarily from interest accruals of $87 million and the excess of certificate payments over certificate maturities and surrenders.

Sales of face-amount certificates totaled $432 million and $497 million during the first and second quarters of 2001, respectively, compared to $432 million and $435 million during the prior year's periods. Certificate maturities and surrenders totaled $407 million and $393 million during the first and second quarters of 2001 compared to $427 million and $491 million during the priors year's periods.

Investment income decreased 3.1% during the first six months of 2001 from the prior year's period primarily reflecting adjustments to interest income on investments in certain structured securities of $12.3 million during the second quarter of 2001.

Investment expenses increased 6.8% during the first six months of 2001 from the prior year's period. The increase primarily reflects higher interest rate swap expense of $4.8 million. The increase was partially offset by lower option expense of $.9 million and lower distribution fees of $.5 million.

Net provision for certificate reserves increased 19.5% during the first six months of 2001 from the prior year's period reflecting a higher average balance of certificate reserves and higher accrual rates during the first six months of 2001.

During the first six months of 2001, the Company experienced net losses on investments of $91.9 million compared to net losses of $8.7 million during the prior year's period. The net losses for the six months ended June 30, 2001 were primarily composed of a $36.9 million loss to recognize the impact of higher default assumptions used to determine impairment on rated structured investments and a $57.1 million loss on high-yield securities. The write-downs of these investments are associated with management's decision to reduce the Company's holdings of high-yield investments and rebalance the fixed maturity investment portfolio towards higher quality, less volatile holdings during the second half of 2001.

At June 30, 2001, approximately 6.4% of the Company's invested assets were below- investment-grade bonds, compared to 8.5% at December 31, 2000. During the year 2000 and the first half of 2001, the industry-wide default rate on below-investment-grade bonds increased significantly and this trend is expected to continue over the next several months and possibly beyond.* Additional investment security losses throughout the remainder of 2001 are possible but the amount of any such losses is dependent on a number of factors and cannot be estimated at this time.* The Company's management believes that there will be no adverse impact on the certificate owners of any such losses.*

Net certificate reserve financing activities provided cash of $156 million during the first six months of 2001 compared to cash provided of $56 million during the prior year's period. The change resulted from the net of lower certificate maturities and surrenders of $118 million and lower certificate payments received of $18 million during the first six months of 2001 compared to the prior year's period.

*Statements in this discussion of the Company's results of operations marked with an asterisk are forward-looking statements which are subject to risks and uncertainties. Important factors that could cause results to differ materially from these forward-looking statements include, among other things, changes in the ability of issuers of investment securities held by the Company to meet their debt obligations.

PAGE 9
                      AMERICAN EXPRESS CERTIFICATE COMPANY

                           PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)   The following exhibit is filed electronically herewith
      24.(a) Directors' Power of Attorney dated August 10th, 2001.

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

REGISTRANT                         AMERICAN EXPRESS CERTIFICATE COMPANY

BY

NAME AND TITLE                    /s/ Paula R. Meyer
                                  ------------------
                                      Paula R. Meyer, President and
DATE                                  Director (Principal Executive Officer)
                                      August 13, 2001
BY

NAME AND TITLE                    /s/ Philip C. Wentzel
                                  ---------------------
                                      Philip C. Wentzel, Vice President and
DATE                                  Controller (Principal Accounting Officer)
                                      August 13, 2001