Form 10-Q
period 2001-09-30
AMERICAN EXPRESS CERTIFICATE CO
filed 2001-11-14
CIK 52428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                      FORM
                                      10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 30(a) OF THE INVESTMENT
    COMPANY ACT OF 1940 AND SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended                           September 30, 2001

                             OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                             to

Commission file number  2-23772

            American Express Certificate Company
  ---------------------------------------------------------
   (Exact name of registrant as specified in its charter)

        Delaware                                                41-6009975
----------------------------                               -------------------
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                        Identification No.)

 200 AXP Financial Center, Minneapolis, Minnesota                  55474
--------------------------------------------------               -----------
   (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code   (612) 671-3131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2001

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

            AMERICAN EXPRESS CERTIFICATE COMPANY
                        BALANCE SHEET

                           ASSETS                         Sept 30,     Dec 31,
                                                           2001          2000
                                                         (Unaudited)
                                                             ($ Thousands)
Qualified Assets:
   Cash and cash equivalents                              $236,738      $58,711
   Investments in unaffiliated issuers (note 1)          4,101,869    3,824,804
   Receivables                                              55,302       48,971
   Investments in and advances to affiliates                   422          422
   Other                                                    14,525       53,015
                                                            ------       ------

     Total qualified assets                              4,408,856    3,985,923
                                                         ---------    ---------

Other assets:
   Due from Parent for federal income taxes                  5,428        7,016
   Deferred federal income taxes                                --       30,501
   Other                                                     7,711        9,305
                                                             -----        -----

     Total other assets                                     13,139       46,822
                                                            ------       ------

     Total assets                                       $4,421,995   $4,032,745
                                                        ==========   ==========

            LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
   Certificate reserves                                 $4,095,633   $3,831,059
   Due to Parent for federal income taxes                       --           --
   Accounts payable and accrued liabilities                 48,767       35,172
                                                            ------       ------
     Total liabilities                                   4,144,400    3,866,231
                                                         ---------    ---------
Stockholder's equity:
   Common stock                                              1,500        1,500
   Additional paid-in-capital                              213,844      143,844
   Retained earnings                                        16,880       73,636
   Accumulated other comprehensive income (loss)            45,371      (52,466)
                                                            ------      -------
     Total stockholder's equity                            277,595      166,514
                                                           -------      -------

     Total liabilities and stockholder's equity         $4,421,995   $4,032,745
                                                        ==========   ==========

See notes to financial statements.



            AMERICAN EXPRESS CERTIFICATE COMPANY
                   STATEMENT OF OPERATIONS                                                                    (Unaudited)

                                                              For the Three Months Ended       For the Nine Months Ended

                                                             Sept 30, 2001   Sept 30, 2000    Sept 30, 2001  Sept 30, 2000
                                                                                        ($ Thousands)

Investment income                                               $68,337          $67,093         $193,423       $196,215
Investment expenses                                              31,556           22,400           76,731         64,708
                                                                 ------           ------           ------         ------
Net investment income before provision for
   certificate reserves and income tax (expense) benefit         36,781           44,693          116,692        131,507
   Provision for certificate reserves                            31,712           40,590          118,262        113,017
                                                                 ------           ------          -------        -------
Net investment income (loss) before income tax (expense) bene     5,069            4,103           (1,570)        18,490
Income tax (expense) benefit                                       (697)             306            4,563           (437)
                                                                   ----              ---            -----           ----
Net investment income                                             4,372            4,409            2,993         18,053
                                                                  -----            -----            -----         ------

Realized gain (loss) on investments - net                           558              669          (91,312)        (8,075)
Income tax (expense) benefit                                       (196)            (234)          31,959          2,826
                                                                   ----             ----           ------          -----
Net realized gain (loss) on investments                             362              435          (59,353)        (5,249)
                                                                    ---              ---          -------         ------
Income (loss) income before cumulative
   effect of accounting change                                    4,734            4,844          (56,360)        12,804
                                                                  -----            -----          -------         ------
Cumulative effect of accounting change (net of income tax
  benefit of $214)                                                   --               --             (397)            --
                                                                 ------           ------         --------        -------
Net income (loss)                                                $4,734           $4,844         ($56,757)       $12,804
                                                                 ======           ======         ========        =======

See notes to financial statements.

            AMERICAN EXPRESS CERTIFICATE COMPANY
                   STATEMENT OF OPERATIONS                                                                      (Unaudited)

                                                                  For the Three Months Ended       For the Nine Months Ended

                                                                 Sept 30, 2001   Sept 30, 2000    Sept 30, 2001  Sept 30, 2000
                                                                                            ($ Thousands)
Net income (loss)                                                   $4,734           $4,844         ($56,757)       $12,804
                                                                    ------           ------         --------        -------

Other comprehensive income
    Cumulative effect of accounting change, net of tax                  --               --           (2,188)            --

   Unrealized gains on available-for-sale securities:
      Unrealized holding gains arising during period                 1,830           22,291           71,810          8,757
      Income tax expense                                              (640)          (7,802)         (25,134)        (3,065)
                                                                      ----           ------          -------         ------

      Net unrealized holding gains arising during period             1,190           14,489           46,676          5,692

      Reclassification adjustment for losses (gains) included in
        net income (loss)                                           65,549           (3,081)          90,132           (982)
      Income tax (benefit) expense                                 (22,942)           1,079          (31,546)           344
                                                                   -------            -----          -------            ---

      Net reclassification adjustment for losses (gains) included
        in net income (loss)                                        42,607           (2,002)          58,586           (638)
                                                                    ------           ------           ------           ----

   Net unrealized gains on available-for-sale securities            43,797           12,487          105,262          5,054
                                                                    ------           ------          -------          -----

  Unrealized loss on interest rate swaps:
      Unrealized loss arising during period                         (4,371)              --           (8,057)            --
      Income tax benefit                                             1,530               --            2,820             --
                                                                     -----            -----            -----           ----
   Net unrealized loss on interest rate swaps                       (2,841)              --           (5,237)            --
                                                                     -----            -----            -----           ----
Net other comprehensive income                                      40,956           12,487           97,837          5,054
                                                                    ------           ------           ------          -----
Total comprehensive  income                                        $45,690          $17,331          $41,080        $17,858
                                                                ==========          =======          =======        =======

See notes to financial statements.

            AMERICAN EXPRESS CERTIFICATE COMPANY
                   STATEMENT OF CASH FLOWS                                  (Unaudited)



                                                              For the Nine Months Ended

                                                             Sept 30, 2001 Sept 30, 2000
                                                                      ($ Thousands)
Cash Flows from Operating Activities:
  Net (loss) income                                            ($56,757)     $12,804

  Adjustments to reconcile net (loss) income to net
  cash provided by operating activities:
    Cumulative effect of accounting change, net of tax              397           --
    Net provision for certificate reserves                      118,262      113,017
    Interest income added to certificate loans                     (615)        (687)
    Amortization of premiums/discounts - net                       (458)      29,991
    Provision benefit for deferred federal income taxes             210       (1,743)
    Corporate bond interest adjustment                           12,266           --
    Unrealized loss on purchased call options                    34,770           --
    Net realized loss on investments before income taxes         91,312        8,075
    Decrease (increase) in dividends and interest receivable      7,056       (1,474)
    Decrease in deferred distribution fees                        1,593        2,343
    Decrease in other assets                                      1,589           --
Decrease in other liabilities                                   (15,662)      (4,253)
                                                                -------       ------

    Net cash provided by operating activities                   193,963      158,073
                                                                -------      -------

Cash Flows from Investing Activities:
  Maturity and redemption of investments:
    Held-to-maturity securities                                      --       97,463
    Available-for-sale securities                               436,077      335,933
    Other investments                                            24,790       60,194
  Sale of investments:
    Available-for-sale securities                               856,380      251,438
  Certificate loan payments                                       2,361        2,605
  Purchase of investments:
    Held-to-maturity securities                                      --         (161)
    Available-for-sale securities                            (1,531,037)    (806,581)
    Other investments                                           (32,467)     (37,529)
  Certificate loan fundings                                      (2,177)      (2,308)
                                                                 ------       ------

    Net cash used in investing activities                     ($246,073)    ($98,946)
                                                              ---------     --------


            AMERICAN EXPRESS CERTIFICATE COMPANY
             STATEMENT OF CASH FLOWS (Continued)                            (Unaudited)

                                                              For the Nine Months Ended

                                                            Sept 30, 2001  Sept 30, 2000
                                                                   ($ Thousands)
Cash Flows from Financing Activities:
  Payments from certificate owners                           $1,346,312   $1,367,911
  Proceeds from reverse repurchase agreements                       500           --
  Capital contribution from Parent                               70,000           --
  Certificate maturities and cash surrenders                 (1,186,175)  (1,220,933)
  Payments under reverse repurchase agreements                     (500)     (25,000)
  Dividend paid                                                      --       (5,000)
                                                                  -----       ------

    Net cash provided by financing activities                   230,137      116,978
                                                                -------      -------

Net  Increase In Cash and Cash Equivalents                      178,027      176,105

Cash and Cash Equivalents Beginning of Period                    58,711       47,086
                                                                 ------       ------

Cash and Cash Equivalents End of Period                        $236,738     $223,191
                                                               ========     ========
Supplemental Disclosures:
  Cash received (paid) for income taxes                        ($34,797)      $2,558
  Certificate maturities and surrenders through loan
    reductions                                                   $2,840       $3,070

See notes to financial statements.

AMERICAN EXPRESS CERTIFICATE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited)
($ in Thousands)

1.  The following is a summary of investments in unaffiliated issuers:

                                                       Sept 30,       Dec. 31,
                                                        2001            2000

Available-for-sale securities                        $3,742,468      $3,122,950
Held-to-maturity securities                                  --         317,732
First mortgage loans on real estate                     336,263         358,575
Certificate loans - secured by certificate reserves      23,138          25,547
                                                         ------          ------
Total                                                $4,101,869      $3,824,804
                                                     ==========      ==========

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

3.  Subsequent Events

During the fourth quarter of 2001, the Company paid a $167 million dividend to American Express Financial Corporation (AEFC) by transferring at book value certain Collateralized Debt Obligation (CDO) securities owned by the company. In part, the dividend was paid to allow AEFC to transfer the CDO securities and related accrued interest into a securitization trust. Additionally, in the fourth quarter of 2001, the Company received a $150 million cash capital contribution from AEFC.

            AMERICAN EXPRESS CERTIFICATE COMPANY
           MANAGEMENT'S NARRATIVE ANALYSIS OF THE
                    RESULTS OF OPERATIONS

Results of operations:

As of September 30, 2001, total assets and certificate reserves increased $389 million and $265 million, respectively, from December 31, 2000. The increase in total assets resulted primarily from capital contributions from Parent of $70 million, a decrease in net unrealized depreciation on available-for-sale securities of $165 million and certificate payments exceeding certificate maturities and surrenders by $160 million. The increase in certificate reserves resulted primarily from interest accruals of $118 million and the excess of certificate payments over certificate maturities and surrenders.

Sales of face-amount certificates totaled $432 million, $497 million and $379 million during the first, second, and third quarters of 2001, respectively, compared to $432 million, $435 million and $380 million during the prior year's periods. Certificate maturities and surrenders totaled $407 million, $393 million, and $388 million during the first, second, and third quarters of 2001 compared to $427 million, $491 million, and $306 million during the prior year's periods.

Investment income decreased 1.4% during the first nine months of 2001 from the prior year's period primarily reflecting adjustments to interest income on investments in certain structured securities of $12.3 million during the second quarter of 2001.

Investment expenses increased 18.6% during the first nine months of 2001 from the prior year's period. The increase primarily reflects higher interest rate swap expense of $9.9 million and higher options expense of $3.2 million. The increase was partially offset by lower distribution fees of $.6 million.

Net provision for certificate reserves increased 4.6% from the prior years' period reflecting a higher average balance of certificate reserves, particially offset by the effects of declining interest rates.

During the first nine months of 2001, the Company experienced net losses on investments of $91.3 million compared to net losses of $8.1 million during the prior year's period. The net losses for the nine months ended September 30, 2001 were primarily composed of a $36.9 million loss to recognize the impact of higher default assumptions used to determine impairment on rated structured investments and a $57.1 million loss on high-yield securities. The write-downs of these investments are associated with the company's decision to reduce the Company's holdings of high-yield investments and rebalance the fixed maturity investment portfolio towards higher quality, less volatile holdings during the second half of 2001.

At September 30, 2001, approximately 2.9% of the Company's invested assets were below- investment-grade bonds, compared to 8.5% at December 31, 2000. During the year 2000 and the first half of 2001, the industry-wide default rate on below-investment-grade bonds increased significantly and this trend is expected to continue over the next several months. Additional investment security losses throughout the remainder of 2001 are possible but the amount of any such losses is dependent on a number of factors and cannot be estimated at this time.* The Company's management believes that there will be no adverse impact on the certificate owners of any such losses.*

Net certificate reserve financing activities provided cash of $160 million during the first nine months of 2001 compared to cash provided of $147 million during the prior year's period. The change resulted from the net of lower certificate maturities and surrenders of $35 million and lower certificate payments received of $22 million during the first nine months of 2001 compared to the prior year's period.

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

(a) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT                              AMERICAN EXPRESS CERTIFICATE COMPANY

BY                                /s/ Paula R. Meyer
                                  ------------------
NAME AND TITLE                        Paula R. Meyer, President and
                                      Director (Principal Executive Officer)
DATE                                  November 12, 2001

BY                                /s/ Philip C. Wentzel
                                  ---------------------
NAME AND TITLE                        Philip C. Wentzel, Vice President and
                                      Controller (Principal Accounting Officer)
DATE                                  November 12, 2001