Form 10-Q/A
period 2001-09-30
AMERICAN EXPRESS CERTIFICATE CO
filed 2001-11-14
CIK 52428

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

            AMERICAN EXPRESS CERTIFICATE COMPANY
                        BALANCE SHEET

                           ASSETS                         Sept 30,     Dec 31,
                                                           2001          2000
                                                         (Unaudited)
                                                             ($ Thousands)
Qualified Assets:
   Cash and cash equivalents                              $236,738      $58,711
   Investments in unaffiliated issuers (note 1)          4,101,869    3,824,804
   Receivables                                              55,302       48,971
   Investments in and advances to affiliates                   422          422
   Other                                                    14,525       53,015
                                                            ------       ------

     Total qualified assets                              4,408,856    3,985,923
                                                         ---------    ---------

Other assets:
   Due from Parent for federal income taxes                  5,428        7,016
   Deferred federal income taxes                                --       30,501
   Other                                                     7,711        9,305
                                                             -----        -----

     Total other assets                                     13,139       46,822
                                                            ------       ------

     Total assets                                       $4,421,995   $4,032,745
                                                        ==========   ==========

            LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
   Certificate reserves                                 $4,095,633   $3,831,059
   Accounts payable and accrued liabilities                 48,767       35,172
                                                            ------       ------
     Total liabilities                                   4,144,400    3,866,231
                                                         ---------    ---------
Stockholder's equity:
   Common stock                                              1,500        1,500
   Additional paid-in-capital                              213,844      143,844
   Retained earnings                                        16,880       73,636
   Accumulated other comprehensive income (loss)            45,371      (52,466)
                                                            ------      -------
     Total stockholder's equity                            277,595      166,514
                                                           -------      -------

     Total liabilities and stockholder's equity         $4,421,995   $4,032,745
                                                        ==========   ==========

See notes to financial statements.



            AMERICAN EXPRESS CERTIFICATE COMPANY
                   STATEMENT OF OPERATIONS                                                                    (Unaudited)

                                                              For the Three Months Ended       For the Nine Months Ended

                                                             Sept 30, 2001   Sept 30, 2000    Sept 30, 2001  Sept 30, 2000
                                                                                        ($ Thousands)

Investment income                                               $68,337          $67,093         $193,423       $196,215
Investment expenses                                              31,556           22,400           76,731         64,708
                                                                 ------           ------           ------         ------
Net investment income before provision for
   certificate reserves and income tax (expense) benefit         36,781           44,693          116,692        131,507
   Provision for certificate reserves                            31,712           40,590          118,262        113,017
                                                                 ------           ------          -------        -------
Net investment income (loss) before income tax (expense)
   benefit                                                        5,069            4,103           (1,570)        18,490
Income tax (expense) benefit                                       (697)             306            4,563           (437)
                                                                   ----              ---            -----           ----
Net investment income                                             4,372            4,409            2,993         18,053
                                                                  -----            -----            -----         ------

Realized gain (loss) on investments - net                           558              669          (91,312)        (8,075)
Income tax (expense) benefit                                       (196)            (234)          31,959          2,826
                                                                   ----             ----           ------          -----
Net realized gain (loss) on investments                             362              435          (59,353)        (5,249)
                                                                    ---              ---          -------         ------
Income (loss) income before cumulative
   effect of accounting change                                    4,734            4,844          (56,360)        12,804
                                                                  -----            -----          -------         ------
Cumulative effect of accounting change (net of income tax
  benefit of $214)                                                   --               --             (397)            --
                                                                 ------           ------         --------        -------
Net income (loss)                                                $4,734           $4,844         ($56,757)       $12,804
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

At September 30, 2001, approximately 2.9% of the Company's invested assets were below-investment-grade bonds, compared to 8.5% at December 31, 2000. During the year 2000 and the first half of 2001, the industry-wide default rate on below-investment-grade bonds increased significantly and this trend is expected to continue over the next several months. Additional investment security losses throughout the remainder of 2001 are possible but the amount of any such losses is dependent on a number of factors and cannot be estimated at this time.* The Company's management believes that there will be no adverse impact on the certificate owners of any such losses.*

Net certificate reserve financing activities provided cash of $160 million during the first nine months of 2001 compared to cash provided of $147 million during the prior year's period. The change resulted from the net of lower certificate maturities and surrenders of $35 million and lower certificate payments received of $22 million during the first nine months of 2001 compared to the prior year's period.

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