Form 10-K
period 2001-12-31
AMERICAN EXPRESS CERTIFICATE CO
filed 2002-03-27
CIK 52428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 30(a) OF THE INVESTMENT COMPANY ACT OF 1940 AND SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________.

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

The Exhibit Index is located on sequential pages 17-20.

Item 1.  Business

     American Express Certificate Company (AECC), is incorporated under the laws of Delaware. Its principal executive offices are located at 52 AXP Financial Center, Minneapolis, Minnesota 55474, and its telephone number is (612) 671-3131. American Express Financial Corporation, a Delaware corporation, 200 AXP Financial Center, Minneapolis, Minnesota 55474, owns 100% of the outstanding voting securities of AECC. American Express Financial Corporation is a wholly owned subsidiary of American Express Company (American Express), a New York Corporation, with headquarters at American Express Tower, World Financial Center, New York, New York.

     AECC is a face-amount certificate investment company, registered under the Investment Company Act of 1940 (1940 Act). AECC is in the business of issuing face-amount certificates. Face-amount certificates issued by AECC entitle the certificate owner to receive, at maturity, a stated amount of money and interest or credits declared from time to time by AECC, in its discretion.

     AECC currently offers nine certificates to the public: "American Express Cash Reserve Certificate," "American Express Flexible Savings Certificate", "American Express Installment Certificate," "American Express Preferred Investors Certificate," "American Express Stock Market Certificate," "American Express Market Strategy Certificate," "American Express Equity Indexed Savings Certificates" (for sale through broker-dealers not affiliated with AECC), "American Express Investors Certificate" (including a form of American Express Investors Certificate offered to select investors who, among other things, invest at least $50 million in the certificate), and "American Express Special Deposits." The American Express Special Deposits is only marketed through offices of American Express Bank Ltd. (AEB) in England and Hong Kong and is not registered for sale in the United States. All certificates are currently sold without a sales charge. The American Express Installment Certificate, the American Express Flexible Savings Certificate, the American Express Stock Market Certificate, the American Express Preferred Investors Certificate, the American Express Market Strategy Certificate, the American Express Equity Indexed Savings Certificate, the American Express Investors Certificate and the American Express Special Deposits currently bear surrender charges for premature surrenders. All of the above described certificates, except the American Express Special Deposits, are distributed pursuant to a Distribution Agreement with American Express Financial Advisors Inc., an affiliate of AECC. With respect to the American Express Investors Certificate and a form of the American Express Stock Market Certificate, American Express Financial Advisors Inc., in turn, has Selling Agent Agreements with American Express Bank International (AEBI), a subsidiary of American Express, and Coutts & Co. (USA) International (Coutts), a subsidiary of National Westminster Bank PLC, for selling the certificates. With respect to the American Express Special Deposits, AECC has a Marketing Agreement with AEB, an indirect subsidiary of American Express, for marketing the certificate. AECC has a Distribution Agreement with American Express Service Corporation (AESC) under which AESC can distribute the American Express Stock Market Certificate and potentially other certificates. As of December 31, 2001, no certificates have been distributed through AESC. With respect to American Express Stock

Market Certificate, American Express Financial Advisors Inc. has a Selling Agent Agreement effective March 10, 1999 with Securities America Inc., an affiliate of AECC. There is no assurance that AXP certificates will be distributed by AESC or sold by Securities America Inc.

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

         The American Express Stock Market Certificate is a single payment certificate that offers the certificate owner the opportunity to have all or part of his/her interest tied to 52-week stock market performance, as measured by a broad stock market index, with return of principal guaranteed by AECC. The owner can also choose to earn a fixed rate of interest. This certificate may be available from time to time through AESC under its Distribution Agreement with AECC. This certificate is also marketed by AEBI and Coutts, under Selling Agent Agreements with American Express Financial Advisors Inc., to AEBI's clients and certain of Coutts' clients, respectively, who are neither citizens nor residents of the United States.

         The American Express Market Strategy Certificate is a single payment certificate that pays interest at a fixed rate or that offers the owner the opportunity to have all or part of his/her interest tied to 52-week stock market performance as measured by a broad stock market index, for a series of 52- week terms starting every month or at intervals the owner selects.

         The American Express Investors Certificate is a single payment certificate that generally permits additional payments within 15 days of term renewal. Interest rates are guaranteed in advance by AECC for a term of 1, 2, 3, 6, 12, 24, or 36 months, at the buyer's option. This certificate is currently sold by AEBI and Coutts, under Selling Agent Agreements with American Express Financial Advisors Inc., only to AEBI's clients and certain of Coutts' clients, respectively, who are neither citizens nor residents of the United States.

         The American Express Preferred Investors Certificate is a single payment certificate that combines a fixed rate of return with AECC's guarantee of principal for investments of $250,000 to $5,000,000. Interest rates are guaranteed in advance by AECC for a term of 1, 2, 3, 6, 12, 24 or 36 months, at the buyer's option.

         The American Express Special Deposits is a single payment certificate that generally permits additional payments within 15 days of term renewal. Interest rates are guaranteed in advance by AECC for a term of 1, 2, 3, 6, 12, 24, or 36 months (by the date of term renewal in the case of 1- month terms), at the buyer's option. This certificate is currently marketed by AEB through its London and Hong Kong offices, under a Marketing Agreement with AECC, only to AEB's clients who are neither citizens nor residents of the United States. This certificate is not registered for sale in the United States.

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

     For the American Express Flexible Savings Certificate and the American Express Series D-1 Investment Certificate, the published rates of the BANK RATE MONITOR Top 25 Market Average(R) for various length bank certificates of deposit are used as the guide in setting rates. For the American Express Installment Certificate, the average interest rate for money market deposit accounts, as published by the BANK RATE MONITOR Top 25 Market Average(R) (the BRM Average), is used as a guide in setting rates. For the American Express Cash Reserve Certificate, the published rates of the U.S. 90 day Treasury Bill are used as the guide in setting rates. For the American Express Investors Certificate, American Express Preferred Investors Certificate, and American Express Special Deposits, the published average rates for comparable length dollar deposits available on an interbank basis, referred to as the London Interbank Offered Rates (LIBOR), are used as a guide in setting rates.

     To compete with popular short-term investment vehicles such as certificates of deposit, money market certificates and money market mutual funds that offer comparable yields, liquidity and safety of principal, AECC offers the American Express Cash Reserve Certificate and the American Express Flexible Savings Certificate. The yields and features on these products are designed to be competitive with such short-term products. The American Express Investors Certificate, American Express Preferred Investors Certificate and American Express Special Deposits also compete with short-term products, but use LIBOR rates. The American Express Installment Certificate is intended to help clients save systematically and may compete with passbook savings and NOW accounts. The American Express Stock Market Certificate, American Express Market Strategy Certificate and American Express Equity Indexed Savings Certificates are designed to offer interest tied to a major stock market index and principal guaranteed by AECC. Certain banks offer certificates of deposit that have features similar to the American Express Stock Market Certificate, American Express Market Strategy Certificate and American Express Equity Indexed Savings Certificates.

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

The following table shows AECC's certificate payments received and certificate surrenders for the three years ended December 31, 2001:

                                                                         2001             2000              1999
                                                                                    ($ in Millions)
Single Payment Certificates
     Non-Qualified
        Payments through:
          American Express Financial Advisors Inc.                     $1,044.9          $773.5             $950.2
          AEBI, AEB, and Coutts                                           562.8           636.1              387.7
        Surrenders through:
          American Express Financial Advisors Inc.                        865.1           710.2              854.3
          AEBI, AEB, and Coutts                                           585.5           482.9              358.4
     Qualified
        Payments through:
          American Express Financial Advisors Inc.                        263.3           209.1              194.7
        Surrenders through:
          American Express Financial Advisors Inc.                        167.8           151.8              160.7

Installment Payment Certificates
     Through American Express Financial Advisors Inc.
     Non-Qualified
       Payments                                                            41.1            48.3               62.9
       Surrenders                                                          68.7           101.8              114.5
     Qualified
       Payments                                                              .3              .4                 .6
       Surrenders                                                            .7             1.4                1.8

         In 2001, approximately 30% of single payment certificate payments were through AEBI, AEB, and Coutts, and approximately 14% of single payment certificate payments and 1% of installment certificate payments were of tax-qualified certificates for use in IRAs, 401(k) plans and other qualified retirement plans.

         The certificates offered by American Express Financial Advisors Inc. are sold pursuant to a distribution agreement which is terminable on 60 days notice and is subject to annual approval by AECC's Board of Directors, including a majority of the directors who are not "interested persons" of American Express Financial Advisors Inc. or AECC as that term is defined in the 1940 Act. The agreement provides for the payment of distribution fees to American Express Financial Advisors Inc. for services provided thereunder. American Express Financial Advisors Inc. is a wholly owned subsidiary of American Express Financial Corporation. For the sale of the American Express Investors Certificate and the American Express Stock Market Certificate by AEBI, American Express Financial Advisors Inc., in turn, has Selling Agent Agreements with AEBI and Coutts. For the sale of American Express Stock Market Certificate and American Express Equity Indexed Savings Certificates, American Express Financial Advisors Inc. also has a Selling Agent Agreement with Securities America Inc. effective March 10, 1999. For the distribution of the American Express Stock Market Certificate, AECC has a distribution agreement with AESC. For marketing American Express Special Deposits, AECC has a Marketing Agreement with AEB. These agreements are terminable upon 60 days notice and subject to annual review by directors who are not "interested persons" of American Express Financial Advisors Inc. or AECC except that such annual review is not required for selling agent agreements.

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

         Item omitted pursuant to General Instructions I(2)(c) of Form 10-K.

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters

         There is no market for the Registrant's common stock since it is a wholly owned subsidiary of American Express Financial Corporation and, indirectly, of American Express. Frequency and amount of dividends declared during the past two years are as follows:

         Dividend Payable Date
         For the year ended December 31, 2001:

         October 17, 2001                                           $166,907,522
                                                                    ============
         Dividend Payable Date
         For the year ended December 31, 2000:

         January 28, 2000                                             $5,000,000
                                                                      ==========

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

         Appropriated retained earnings resulting from the predeclaration of additional credits to AECC's certificate owners are not available for the payment of dividends by AECC. In addition, AECC will discontinue issuance of certificates subject to the predeclaration of additional credits and will make no further predeclaration as to outstanding certificates if at any time the capital and unappropriated retained earnings of AECC should be less than 5% of net certificate reserves (certificate reserves less certificate loans). At December 31, 2001, the capital and unappropriated retained earnings amounted to 5.2% of net certificate reserves.

Item 6.  Selected Financial Data

SUMMARY OF SELECTED FINANCIAL INFORMATION

The following selected financial information has been derived from the auditedfinancial statements and should beread in conjunction with those statements and the related notes to financial statements.Also see
"Management'sDiscussion and Analysis of Financial Condition and Results of Operations" for additional comments.

Year Ended December 31, ($ thousands)              2001        2000         1999      1998        1997
Statements of Operations Data
Investment income                              $261,523     $266,106     $254,344    $273,135   $258,232
Investment expenses                             101,228       87,523       77,235      76,811     70,137
                                                -------       ------       ------      ------     ------
Net investment income before provision
   for certificate reserves and income
   tax benefit (expense)                        160,295      178,583      177,109     196,324    188,095
Net provision for certificate reserves          155,387      155,461      138,555     167,108    165,136
                                                -------      -------      -------     -------    -------
Net investment income before income
   tax benefit (expense)                          4,908       23,122       38,554      29,216     22,959
Income tax benefit (expense)                      3,348          (14)      (4,615)        265      3,682
                                                  -----          ---       ------         ---      -----
Net investment income                             8,256       23,108       33,939      29,481     26,641
                                                  -----       ------       ------      ------     ------
Net realized (loss) gain on investments in
   securities of unaffiliated issuers
   before income taxes                          (92,375)     (10,110)       1,250       5,143        980
Income tax benefit (expense)                     32,331        3,539         (437)     (1,800)      (343)
                                                 ------        -----         ----      ------       ----
Net realized (loss) gain on investments         (60,044)      (6,571)         813       3,343        637
Net income - wholly owned subsidiary                  -            -            4       1,646        328
Cumulative effect of accounting change             (397)           -            -           -          -
                                                  ------       -----         ----      ------       ----
Net (loss) income                              ($52,185)     $16,537      $34,756     $34,470    $27,606
                                               --------      -------      -------     -------    -------
Cash Dividends Declared                              $-       $5,000      $40,000     $29,500         $-
Capital Contributions                           240,000            -            -           -          -
Capital Dividends Declared                      166,906            -            -           -          -
                                               --------      -------      -------     -------    -------
Balance Sheet Data
Total assets                                 $4,628,353   $4,032,745   $3,761,068  $3,834,244 $4,053,648
Certificate loans                                21,807       25,547       28,895      32,343     37,098
Certificate reserves                          4,159,926    3,831,059    3,536,659   3,404,883  3,724,978
Stockholder's equity                            263,005      166,514      141,702     222,033    239,510
                                                -------      -------      -------     -------    -------

American Express Certificate Company (AECC), is 100% owned by American Express Financial Corporation (Parent).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations
American Express Certificate Company's (AECC) earnings are derived primarily from the after-tax yield on invested assets less investment expenses and interest credited on certificate reserve liabilities, as well as realized investment gains or losses. Changes in earnings' trends occur largely due to changes in the rates of return on investments, the rates of interest credited to certificate owner accounts, changes in the mix of fully taxable and tax-advantaged investments in the AECC portfolio and from the realization of investment gains or losses.

During 2001, total assets and certificate reserves increased $596 million and $329 million, respectively. The increase in total assets resulted primarily from capital contributions from Parent of $240 million, an increase in net unrealized appreciation on available-for-sale securities of $125 million and certificate payments exceeding certificate maturities and surrenders by $185 million. The increase in certificate reserves resulted primarily from interest accruals of $155 million and the total certificate payments being greater than the maturities and surrenders.

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

2001 compared to 2000
Gross investment income decreased 1.7% due primarily to lower rates of return on invested assets, and adjustments to interest income on investments in certain structured securities.

Investment expenses increased 15.7% in 2001. The increase resulted primarily from higher interest rate swap expense of $17.6 million partially offset by lower index options expense.

The net provision for certificate reserves remained relatively flat to 2000 levels as lower accrual rates offset the impact from the growth in certificate reserves during 2001.

During 2001, AECC experienced net pretax realized losses on investments of $92.4 million vs. $10.1 million of pretax losses in 2000. The losses for the year are primarily composed of a $36.9 million loss to recognize the impact of higher default assumptions used to determine impairment on rated structured investments and a $57.1 million loss on high-yield securities. The write-downs of these investments are associated with AECC's decision to reduce its holdings of high-yield investments and rebalance the fixed maturity investment portfolio towards higher quality, less volatile holdings.

The increase in income tax benefit resulted from lower pretax income, primarily due to the investment losses realized during 2001.

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

Liquidity and cash flow
AECC's principal sources of cash are receipts from sales of face-amount certificates and cash flows from investments. In turn, AECC's principal uses of cash are payments to certificate owners for matured and surrendered certificates, purchase of investments and dividend payments to its Parent.

Certificate sales continued to be strong in 2001, reflecting clients' ongoing desire for safety of principal. Sales of certificates totaled $1.9 billion in 2001 compared to $1.5 billion in both 2000 and 1999. The higher certificate sales in 2001 over 2000 resulted primarily from special promotions of the seven-month term American Express Flexible Savings Certificate, which produced sales of $388 million in 2001. Certificate sales in 2000 compared to 1999 benefited from higher sales of the American Express Market Strategy Certificate and American Express Investors Certificate of $95 million and $118 million, respectively.

Certificate maturities and surrenders totaled $1.7 billion during 2001, compared to $1.5 billion in 2000 and $1.7 billion in 1999. The higher certificate maturities and surrenders in 2001, compared to 2000, resulted primarily from higher surrenders of American Express Flexible Savings Certificates.

AECC, as an issuer of face-amount certificates, is impacted whenever there is a significant change in interest rates. In view of the continued uncertainty in the investment markets and due to the short-term repricing nature of certificate reserve liabilities, AECC continues to invest in securities that provide for more immediate, periodic interest/principal payments, resulting in improved liquidity. To accomplish this, AECC continues to invest much of its cash flow in intermediate-term bonds and mortgage-backed securities. In addition, AECC enters into interest rate swap contracts to hedge the risk of rising interest rates on a portion of the Certificate products.

AECC's investment program is designed to maintain an investment portfolio that will produce the highest possible after-tax yield within acceptable risk and liquidity parameters. The program considers investment securities as investments acquired to meet anticipated certificate owner obligations.

At December 31, 2001, approximately 1.7% of AECC's invested assets were below investment grade bonds, compared to 8.5% at December 31, 2000. The industry wide default rate on below investment grade bonds in 2001 increased over 2000 levels. As described earlier, AECC recognized approximately $57.1 million in losses on these below investment grade bonds, largely associated with AECC's decision to reduce its holdings of high-yield investments and rebalance the fixed maturity investment portfolio towards higher quality, less volatile holdings. Additional investment security losses through 2002 are possible but the amount of any such losses is dependent on a number of factors and cannot be estimated at this time.* AECC's management believes that there will be no adverse impact on the certificate owners of any such losses.*

Debt securities that AECC has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities AECC does not have the positive intent to hold to maturity, as well as all marketable equity securities, are classified as available-for-sale and carried at fair value. The available-for-sale classification does not mean that AECC expects to sell these securities, but that these securities are available to meet possible liquidity needs should there be significant changes in market interest rates or certificate owner demand. See notes 1 and 3 to the financial statements for additional information relating to investments.

Due to changes to the rules for hedging investments, as described later, the transition provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, permitted held-to-maturity securities to be reclassified at the date of adoption to available-for-sale or trading. AECC adopted SFAS No. 133 effective January 1, 2001 and reclassified all its held-to-maturity securities to available-for-sale.

At December 31, 2001, securities classified as available-for-sale were carried at a fair market value of $4.1 billion. The fixed maturity securities comprise 88% of AECC's total invested assets. Of these securities, approximately 98% are of investment grade. Other than U.S Government Agency mortgage-backed securities, no one issuer represents more than 1% of total securities. See note 3 to financial statements for additional information on ratings and diversification.

*Statements in this discussion and analysis of AECC's financial condition and results of operations marked with an asterisk are forward-looking statements, which are subject to risks and uncertainties. Important factors that could cause results to differ materially from these forward-looking statements include, among other things, changes in the industry-wide and AECC's default rate on below investment grade bonds over the next several months and beyond, changes in economic conditions, such as a recession or a substantial increase in prevailing interest rates, or other factors that could cause a slowdown in the economy, and changes in government regulation that affects the ability of issuers to repay their debt.

In 2001, available-for-sale securities sold had amortized cost and fair values of $1.8 billion and $1.7 billion, respectively.

In July 2000, the Financial Accounting Standards Board's (FASB) Emerging Issues Task Force (EITF) issued a consensus on Issue 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". The Company elected to early adopt the consensus as of January 1, 2001. Issue 99-20 prescribes new procedures for recording interest income and measuring impairment on retained and purchased beneficial interests. The consensus primarily affects certain structured securities. Although there was no significant impact resulting from the adoption of Issue 99-20, the Company holds structured securities that are accounted for under Issue 99-20.

During the fourth quarter of 2001, AECC paid a $167 million dividend to American Express Financial Corporation (AEFC) by transferring at book value certain Collateralized Debt Obligation (CDO) securities owned by AECC. In part, the dividend was paid to allow AEFC to transfer the CDO securities and related accrued interest into a securitization trust. Additionally, AECC received $240 million in total cash as capital contributions from AEFC during 2001.

Market risk and derivative financial instruments
The sensitivity analysis of two different tests of market risk discussed below estimate the effects of hypothetical sudden and sustained changes in the applicable market conditions on the ensuing year's earnings based on year-end positions. The market changes, assumed to occur as of year-end, are a 100 basis point increase in market interest rates and a 10% decline in a major stock market index. Computation of the prospective effects of hypothetical interest rate and major stock market index changes are based on numerous assumptions, including relative levels of market interest rates and the major stock market index level, as well as the levels of assets and liabilities. The hypothetical changes and assumptions presented will be different than what actually occurs in the future.

Furthermore, the computations do not anticipate actions that may be taken by management if the hypothetical market changes actually occurred over time. As a result, actual earnings effects in the future will differ from those quantified below.

AECC primarily invests in intermediate-term and long-term fixed income securities to provide its certificate owners with a competitive rate of return on their certificate while managing risk. These investment securities provide AECC with a historically dependable and targeted margin between the interest rate earned on investments and the interest rate credited to certificate owners' accounts. AECC does not invest in securities to generate trading profits for its own account.

AECC's Investment Committee, which is comprised of senior business managers, meets regularly to review models projecting various interest rate scenarios and risk/return measures and their impact on AECC's profitability. The committee's objectives are to structure AECC's portfolio of investment securities based upon the type and behavior of the certificates in the certificate reserve liabilities, to achieve targeted levels of profitability within defined risk parameters and to meet certificate contractual obligations.

Rates credited to certificate owners' accounts are generally reset at shorter intervals than the maturity of underlying investments. Therefore, AECC's margins may be negatively impacted by increases in the general level of interest rates. Part of the committee's strategy includes entering into interest rate swaps to hedge interest rate risk. AECC's goal is to manage interest rate sensitivity by modifying the repricing characteristics of certificate liabilities so that the interest credited to related investment certificate owners is not adversely affected by movements in interest rates.

On three series of certificates, interest is credited to the certificate owners' accounts based upon the relative change in a major stock market index between the beginning and end of the certificates' terms. To meet the obligations related to the provisions of these certain certificates, the company purchases and writes index call options on the major stock market index.

SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of a derivative are recorded in earnings or directly to equity, depending on the instrument's designated use. Those derivative instruments that are designated and qualify as hedging instruments under SFAS No. 133 are further classified as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation, based upon the exposure being hedged. See note 9 for further discussion of the Company's derivative and hedging activities.

The negative impact on AECC's pretax earnings of the 100 basis point increase in interest rates, which assumes repricings and customer behavior based on the application of proprietary models, to the book of business at December 31, 2001 and 2000, would be approximately $2.2 million and $3.4 million for 2001 and 2000, respectively. The 10% decrease in a major stock market index level would have a minimal impact on AECC's pretax earnings as of December 31, 2001 and 2000, because the income effect is a decrease in option income and a corresponding decrease in interest credited to the American Express Stock Market Certificate, American Express Market Strategy Certificate and American Express Equity Indexed Savings Certificate owners' accounts.

Ratios
The ratio of stockholder's equity, excluding accumulated other comprehensive income (loss) net of tax, to total assets less certificate loans and net unrealized holding gains/losses on investment securities (capital to asset ratio) at December 31, 2001 and 2000, was 5.2% and 5.4%, respectively. Under an informal agreement established with the Commissioner of Commerce for the State of Minnesota, AECC has agreed to maintain at all times a minimum capital to assets ratio of 5.0%.

Item 7A. Ouantitative and Qualitative Disclosures About Market Risk

         See Item 7.

Item 8.  Financial Statements and Supplementary Data

         1.   Financial Statements and Schedules Required under Regulation S-X

Index to Financial Statements and Schedules
                                                                            Page
Financial Statements:

  Responsibility for Preparation of Financial Statements                     23
  Report of Independent Auditors                                             24
  Balance Sheets, December 31, 2001 and 2000                               25-26
  Statements of Operations, year ended December 31, 2001, 2000 and 1999 27-28 Statements of Comprehensive Income, year ended December 31, 2001,
       2000 and 1999                                                         29
  Statements of Stockholder's Equity, year ended December 31, 2001,
       2000 and 1999                                                         30
  Statements of Cash Flows, year ended December 31, 2001, 2000 and 1999    31-32
  Notes to Financial Statements                                            33-49

Schedules:

      I - Investments in Securities of Unaffiliated Issuers, December 31, 2001 II - Investments in and Advances to Affiliates and Income Thereon,
               December 31, 2001, 2000 and 1999
    III -  Mortgage Loans on Real Estate and Interest earned on Mortgages, year ended December 31, 2001
    IV -   Qualified Assets on Deposit, December 31, 2001
    VI -   Certificate Reserves, year ended December 31, 2001
   VII -   Valuation and Qualifying Accounts, year ended
               December 31, 2001, 2000 and 1999

         Schedules I, III and VI for the year ended December 31, 2000, and
Schedule VI for the year ended December 31, 1999, are included in Registrant's Annual Reports on Form 10-K for the fiscal years ended December 31, 2000 and December 31, 1999, respectively, Commission file 2-23772, and are incorporated herein by reference.

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

             4-9.   None or not applicable.

             10(a). Investment   Advisory  and  Services   Agreement  between
                    Registrant and American Express Financial Corporation dated March 6, 2002, filed electronically as Exhibit 10(a) to Registrant's Post-Effective Amendment No. 51 to Registration Statement No. 2-55252, is incorporated herein by reference.

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

             0(n). Letter Agreement dated July 28, 1999, amending the Marketing Agreement dated October 10, 1991, or a schedule thereto, as amended, between IDS Certificate Company and American Express Bank Ltd., filed electronically to Registrant's June 30, 1999 Quarterly Report on Form 10-Q, is incorporated herein by reference.

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

             11-23. None or not applicable.

             24(a). Officers' Power of Attorney, dated March 6, 2002, filed electronically as exhibit 24(a) to Post-Effective Amendment No. 51 to Registration Statement No. 2-55252, is incorporated herein by reference.

             24(b). Directors'  Power of Attorney,  dated March 6, 2002, filed electronically as exhibit 24(b) to Post-Effective  Amendment
                    No.  51  to   Registration   Statement   No.   2-55252,   is
                    incorporated herein by reference.

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

REGISTRANT                  American Express Certificate Company

BY                          /s/ Paula R. Meyer
                            -----------------------
NAME AND TITLE                  Paula R. Meyer, President
DATE                            March 27, 2002

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY                          /s/ Paula R. Meyer ***
                            -----------------------
NAME AND TITLE                  Paula R. Meyer, President and Director
                                (Principal Executive Officer)
DATE                            March 27, 2002

BY                          /s/ David L. Yowan*
                                -----------------------
NAME AND TITLE                  David L. Yowan, Vice President and Treasurer
                                (Principal Financial Officer)
DATE                            March 27, 2002

BY                          /s/ Philip C. Wentzel *
                            ------------------------
NAME AND TITLE                  Philip C. Wentzel, Vice President and Controller
                                (Principal Accounting Officer)
DATE                            March 27, 2002

BY                          /s/ Rodney P. Burwell **
                            ------------------------
NAME AND TITLE                  Rodney P. Burwell, Director
DATE                            March 27, 2002

BY                          /s/ Kent M. Bergene**
                            ------------------------
NAME AND TITLE                  Kent M. Bergene, Director
DATE                            March 27, 2002

BY                              Jean B. Keffeler**
                            -----------------------
NAME AND TITLE                  Jean B. Keffeler, Director
DATE                            March 27, 2002

BY                          /s/ Thomas R. McBurney **
                            -------------------------
NAME AND TITLE                  Thomas R. McBurney, Director
DATE                            March 27, 2002

BY                          /s/ Walter S. Berman
                            ----------------------
NAME AND TITLE                  Walter S. Berman, Director
DATE                            March 27, 2002

 * Signed pursuant to Officers' Power of Attorney dated March 6, 2002, filed electronically as Exhibit 24(a) to Post-Effective Amendment No. 51 to Registration Statement No. 2-55252, is incorporated herein by reference.


/s/ Paula R. Meyer
------------------
    Paula R. Meyer

** Signed pursuant to Directors' Power of Attorney dated March 6, 2002, filed electronically as Exhibit 24(b) to Post-Effective Amendment No. 51 to Registration Statement No. 2-55252, is incorporated herein by reference.



/s/ Paula R. Meyer
------------------
    Paula R. Meyer

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

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Security Holders
American Express Certificate Company:


We have audited the accompanying balance sheets of American Express Certificate Company, a wholly owned subsidiary of American Express Financial Corporation, as of December 31, 2001 and 2000, and the related statements of operations, comprehensive income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the index at Item 8. These financial statements and schedules are the responsibility of the management of American Express Certificate Company. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2001 and 2000 by correspondence with custodians. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Express Certificate Company at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



    Minneapolis, Minnesota
    January 25, 2002

Balance Sheets, December 31,

Assets
($ thousands)                                                             2001           2000
Qualified Assets (note 2)
Investments in unaffiliated issuers (notes 3, 4 and 10):
   Cash and cash equivalents                                          $   72,817      $   58,711
   Held-to-maturity securities                                                 -         317,732
   Available-for-sale securities                                       4,073,901       3,122,950
   First mortgage loans on real estate                                   343,434         358,575
   Certificate loans - secured by certificate reserves                    21,807          25,547
Investments in and advances to affiliates                                    422             422
                                                                             ---             ---
Total investments                                                      4,512,381       3,883,937
                                                                       ---------       ---------
Receivables:
   Dividends and interest                                                 38,298          47,901
   Investment securities sold                                             21,500           1,070
                                                                          ------           -----
Total receivables                                                         59,798          48,971
                                                                          ------          ------
Other (note 9)                                                            48,393          53,015
                                                                          ------          ------
Total qualified assets                                                 4,620,572       3,985,923
                                                                       ---------       ---------
Other Assets
Deferred federal income taxes, net (note 8)                                    -          30,501
Due from Parent for federal income taxes                                       -           7,016
Deferred distribution fees and other                                       7,781           9,305
                                                                           -----           -----
Total other assets                                                         7,781          46,822
                                                                           -----          ------
Total assets                                                          $4,628,353      $4,032,745
                                                                      ----------      ----------

Liabilities and Stockholder's Equity
($ thousands, except share amounts)                                       2001           2000
Liabilities
Certificate Reserves (note 5):
   Installment certificates:
     Reserves to mature                                               $  193,175      $  215,971
     Additional credits and accrued interest                               5,082           7,088
     Advance payments and accrued interest                                   645             697
     Other                                                                    33              55
   Fully paid certificates:
     Reserves to mature                                                3,900,824       3,537,832
     Additional credits and accrued interest                              59,948          69,155
   Due to unlocated certificate holders                                      219             261
                                                                             ---             ---
Total certificate reserves                                             4,159,926       3,831,059
                                                                       ---------       ---------
Accounts Payable and Accrued Liabilities:
   Due to Parent (note 7)                                                    878             771
   Due to Parent for federal income taxes                                  1,774               -
   Due to other affiliates (note 7)                                          587             730
   Deferred federal income taxes, net (note 8)                               404               -
   Payable for investment securities purchased                           163,507           1,946
   Other (notes 9 and 10)                                                 38,272          31,725
                                                                          ------          ------
Total accounts payable and accrued liabilities                           205,422          35,172
                                                                         -------          ------
Total liabilities                                                      4,365,348       3,866,231
                                                                       ---------       ---------
Commitments (note 4)
Stockholder's Equity (notes 5 and 6)
Common stock, $10 par - authorized and issued 150,000 shares               1,500           1,500
Additional paid-in capital                                               383,844         143,844
Retained earnings (deficit):
   Appropriated for predeclared additional credits/interest                1,123           2,684
   Appropriated for additional interest on advance payments                   15              15
   Unappropriated                                                       (146,593)         70,937
Accumulated other comprehensive income (loss) - net of tax (note 1)       23,116         (52,466)
                                                                          ------        -------
Total stockholder's equity                                               263,005         166,514
                                                                         -------         -------
Total liabilities and stockholder's equity                            $4,628,353      $4,032,745
                                                                      ----------      ----------

See notes to financial statements.

Statements of Operations

Year ended December 31, ($ thousands)                                    2001         2000          1999
Investment Income
Interest income from unaffiliated investments:
   Bonds and notes                                                   $214,534     $204,923      $188,062
   Mortgage loans on real estate                                       25,133       26,675        27,294
   Certificate loans                                                    1,293        1,471         1,662
Dividends                                                              19,986       32,478        35,228
Other                                                                     577          559         2,098
                                                                          ---          ---         -----
Total investment income                                               261,523      266,106       254,344
                                                                      -------      -------       -------
Investment Expenses
Parent and affiliated company fees (note 7):
   Distribution                                                        30,924       31,209        31,484
   Investment advisory and services                                     9,248        8,779         8,692
   Transfer agent                                                       3,161        3,300         3,572
   Depository                                                             285          254           238
Options (note 9)                                                       39,510       43,430        31,095
Repurchase agreements                                                      52          124           677
Interest rate swap agreements (note 9)                                 17,616           17         1,146
Other                                                                     432          410           331
                                                                          ---          ---           ---
Total investment expenses                                             101,228       87,523        77,235
                                                                      -------       ------        ------
Net investment income before provision for certificate
   reserves and income tax benefit (expense)                         $160,295     $178,583      $177,109
                                                                     --------     --------      --------

Year ended December 31, ($ thousands)                                    2001         2000          1999
Provision for Certificate Reserves (notes 5 and 9)
According to the terms of the certificates:
   Provision for certificate reserves                                $ 10,321     $ 12,599      $ 11,493
   Interest on additional credits                                         597          714           874
   Interest on advance payments                                            34           33            33
Additional credits/interest authorized by AECC:
   On fully paid certificates                                         138,020      134,633       118,371
   On installment certificates                                          7,559        8,483         8,676
                                                                        -----        -----         -----
Total provision for certificate reserves
   before reserve recoveries                                          156,531      156,462       139,447
Reserve recoveries from terminations prior to maturity                 (1,144)      (1,001)         (892)
                                                                       ------       ------          ----
Net provision for certificate reserves                                155,387      155,461       138,555
                                                                      -------      -------       -------
Net investment income before income tax benefit (expense)               4,908       23,122        38,554
Income tax benefit (expense) (note 8)                                   3,348          (14)       (4,615)
                                                                        -----          ---        ------
Net investment income                                                   8,256       23,108        33,939
                                                                        -----       ------        ------
Net realized (loss) gain on investments
   Securities of unaffiliated issuers before
     income tax expense                                               (92,375)     (10,110)        1,250
                                                                      -------      -------         -----
   Income tax benefit (expense)(note 8):
     Current                                                           36,320         (537)       (1,151)
     Deferred                                                          (3,989)       4,076           714
                                                                       ------        -----           ---
   Total income tax benefit (expense)                                  32,331        3,539          (437)
                                                                       ------        -----          ----
Net realized (loss) gain on investments                               (60,044)      (6,571)          813
                                                                      -------       ------           ---
Cumulative effect of accounting change
   (net of income tax benefit of $214)                                   (397)           -             -
Net income - wholly owned subsidiary                                        -            -             4
                                                                     --------     --------      --------
Net (loss) income                                                    $(52,185)    $ 16,537      $ 34,756
                                                                     --------     --------      --------

See notes to financial statements.

Statements of Comprehensive Income (Loss)

Year ended December 31, ($ thousands)                                    2001         2000          1999
Net (loss) income                                                    $ (52,185)    $16,537     $  34,756
                                                                     ---------     -------     ---------
Other comprehensive income (loss) net of tax (note 1)
Cumulative effect of accounting change (note 1)                        (2,187)           -             -
Unrealized gains (losses) on available-for-sale securities:
   Unrealized holding gains (losses) arising during year               19,959       21,840      (112,460)
   Income tax (expense) benefit                                        (6,986)      (7,644)       39,361
                                                                       ------       ------        ------
   Net unrealized holding gains (losses) arising
     during the period                                                 12,973       14,196       (73,099)
   Reclassification adjustment for losses (gains) included
     in net income                                                    101,754       (1,417)       (3,058)
   Income tax (benefit) expense                                       (35,614)         496         1,070
                                                                      -------          ---         -----
   Net reclassification adjustment for losses (gains)
     included in net income                                            66,139         (921)       (1,988)
                                                                       ------         ----        ------
Net unrealized gains (losses) on available-for-sale securities         79,113       13,275       (75,087)
Unrealized losses on interest rate swaps:
   Unrealized losses arising during the period                        (19,683)           -             -
   Income tax benefit                                                   6,889            -             -
                                                                       ------         ----        ------
   Net unrealized holding losses arising during the period            (12,794)           -             -
                                                                      -------         ----        ------
   Reclassification adjustment for losses
     included in net income                                            17,616            -             -
   Income tax benefit                                                  (6,166)           -             -
                                                                      -------         ----        ------
   Net reclassification adjustment for losses
     included in net loss                                              11,450            -             -
                                                                      -------         ----        ------
Net unrealized (losses) on interest rate swaps                         (1,344)           -             -
Net other comprehensive income (loss)                                  75,582       13,275       (75,087)
                                                                       ------       ------       -------
Total comprehensive income (loss)                                    $ 23,397      $29,812     $ (40,331)
                                                                     --------      -------     ---------

See notes to financial statements.

Statements of Stockholder's Equity

Year ended December 31, ($ thousands)                                    2001         2000          1999
Common Stock
Balance at beginning and end of year                                $   1,500     $  1,500      $  1,500
                                                                    ---------     --------      --------
Additional Paid-in Capital
Balance at beginning of year                                        $ 143,844     $143,844      $143,844
Contribution from Parent                                              240,000            -             -
                                                                    ---------     --------      --------
Balance at end of year                                              $ 383,844     $143,844      $143,844
                                                                    ---------     --------      --------
Retained Earnings
Appropriated for predeclared additional credits/interest (note 5)
Balance at beginning of year                                        $   2,684     $  2,879      $  3,710
Transferred to unappropriated retained earnings                        (1,561)        (195)         (831)
                                                                       ------         ----          ----
Balance at end of year                                              $   1,123     $  2,684      $  2,879
                                                                    ---------     --------      --------
Appropriated for additional interest on advance payments (note 5)
Balance at beginning of year                                        $      15     $     10      $     10
Transferred from unappropriated retained earnings                           -            5             -
                                                                    ---------     --------      --------
Balance at end of year                                              $      15     $     15      $     10
                                                                    ---------     --------      --------
Unappropriated (note 6)
Balance at beginning of year                                        $  70,937     $ 59,210      $ 63,623
Net (loss) income                                                     (52,185)      16,537        34,756
Transferred from appropriated retained earnings                         1,561          190           831
Capital dividends declared                                           (166,906)           -             -
Cash dividends declared                                                     -       (5,000)      (40,000)
                                                                    ---------     --------      --------
Balance at end of year                                              $(146,593)    $ 70,937      $ 59,210
                                                                    ---------     --------      --------
Accumulated other comprehensive (loss) income -
   net of tax (note 1)
Balance at beginning of year                                        $ (52,466)    $(65,741)     $  9,346
Net other comprehensive income (loss)                                  75,582       13,275       (75,087)
                                                                    ---------     --------      --------
Balance at end of year                                              $  23,116     $(52,466)     $(65,741)
                                                                    ---------     --------      --------
Total stockholder's equity                                          $ 263,005     $166,514      $141,702
                                                                    ---------     --------      --------

See notes to financial statements.

Statements of Cash Flows

Year ended December. 31, ($ thousands)                                   2001         2000          1999
Cash Flows from Operating Activities
Net (loss) income                                                 $   (52,185) $    16,537     $  34,756
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
   Cumulative effect of accounting change, net of tax (note 1)            397            -             -
   Net income of wholly owned subsidiary                                    -            -            (4)
   Net provision for certificate reserves                             155,387      155,461       138,555
   Interest income added to certificate loans                            (820)        (914)       (1,037)
   Amortization of premiums/discounts-net                              (1,483)      42,192        29,030
   Provision for deferred federal income taxes                         (9,793)       4,940        (1,063)
   Net realized loss (gain) on investments before income taxes         92,375       10,110        (1,250)
   Decrease (increase) in dividends and interest receivable             9,603       (6,317)        4,995
   Decrease in deferred distribution fees                               1,525        2,946         3,533
   Decrease (increase) in other assets                                  4,622       (7,016)        1,082
   Increase (decrease) in other liabilities                            14,001       (2,823)      (18,390)
                                                                       ------       ------       -------
Net cash provided by operating activities                             213,629      215,116       190,207
                                                                      -------      -------       -------
Cash Flows from Investing Activities
Maturity and redemption of investments:
   Held-to-maturity securities                                              -      138,150       134,907
   Available-for-sale securities                                      704,877      447,643       426,257
   Other investments                                                   30,307       68,877        73,387
Sale of investments:
   Held-to-maturity securities                                              -        8,836             -
   Available-for-sale securities                                      969,308      312,612       107,244
Certificate loan payments                                               3,127        3,399         4,162
Purchase of investments:
   Held-to-maturity securities                                              -         (161)       (6,785)
   Available-for-sale securities                                   (2,274,412)  (1,250,487)     (554,270)
   Other investments                                                  (54,927)     (49,460)     (102,183)
Certificate loan fundings                                              (2,830)      (3,197)       (3,680)
                                                                       ------       ------        ------
Net cash (used in) provided by investing activities               $  (624,550) $  (323,788)    $  79,039
                                                                  -----------  -----------     ---------

Year ended December 31, ($ thousands)                                    2001         2000          1999
Cash Flows from Financing Activities
Payments from certificate owners                                  $ 1,919,769  $ 1,667,475   $ 1,596,079
Proceeds from repurchase agreements                                       500            -       123,500
Certificate maturities and cash surrenders                         (1,734,742)  (1,517,178)   (1,662,239)
Payments under repurchase agreements                                     (500)     (25,000)     (239,500)
Capital contribution from parent                                      240,000            -             -
Dividends paid                                                              -       (5,000)      (40,000)
                                                                  -----------  -----------   -----------
Net cash provided by (used in) financing activities                   425,027      120,297      (222,160)
                                                                  -----------  -----------   -----------
Net increase in cash and cash equivalents                              14,106       11,625        47,086
Cash and cash equivalents at beginning of year                         58,711       47,086             -
                                                                  -----------  -----------   -----------
Cash and cash equivalents at end of year                          $    72,817  $    58,711   $    47,086
                                                                  -----------  -----------   -----------
Supplemental Disclosures Including Non-cash Transactions
Cash paid for income taxes                                                  -       $2,558        $9,233
Certificate maturities and surrenders through
   loan reductions                                                      4,263        4,060         4,003

See notes to financial statements.

Notes to Financial Statements

($ in thousands unless indicated otherwise)

1.  NATURE OF BUSINESS AND SUMMARY OF
    SIGNIFICANT ACCOUNTING POLICIES

Nature of business
American Express Certificate Company (AECC), is a wholly owned subsidiary of American Express Financial Corporation (Parent), which is a wholly owned subsidiary of American Express Company. AECC is registered as an investment company under the Investment Company Act of 1940 ("the 1940 Act") and is in the business of issuing face-amount investment certificates. The certificates issued by AECC are not insured by any government agency. AECC's certificates are sold primarily by American Express Financial Advisor Inc.'s (AEFA) (an affiliate) field force operating in 50 states, the District of Columbia and Puerto Rico. The Parent acts as investment advisor for AECC.

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

Basis of financial statement presentation
The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States. AECC uses the equity method of accounting for its wholly owned unconsolidated subsidiary, which is the method prescribed by the Securities and Exchange Commission (SEC) for non-investment company subsidiaries.

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

Cash and cash equivalents
Cash equivalents are carried at amortized cost, which approximates fair value. AECC has defined cash and cash equivalents as cash in banks and highly liquid investments with a maturity of three months or less at acquisition and are not interest rate sensitive.

Investment securities
Debt securities that AECC has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities AECC does not have the positive intent to hold to maturity, as well as all marketable equity securities, are classified as available for sale and carried at fair value. Unrealized holding gains and losses on securities classified as Available for sale are carried, net of deferred income taxes, as Accumulated other comprehensive income (loss) in Stockholder's Equity.

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

The reserve for mortgage loan losses is maintained at a level that management believes is adequate to absorb estimated losses in the portfolio. The level of the reserve account is determined based on several factors, including historical experience, expected future principal and interest payments, estimated collateral values, and current economic and political conditions. Management regularly evaluates the adequacy of the reserve for mortgage loan losses.

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

Accounting developments
Effective January 1, 2001, AECC adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133), which establishes the accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of a derivative are recorded in earnings or directly to equity, depending on the instrument's designated use. Those derivative instruments that are designated and qualify as hedging instruments are further classified as either a cash flow hedge, a fair value hedge, or a hedge of a net investment in a foreign operation, based upon the exposure being hedged. The adoption of SFAS No. 133 on January 1, 2001, resulted in a cumulative after-tax reduction of $397 and $2,187 to earnings and other comprehensive income (OCI), respectively. See Note 9 for further discussion of the Company's derivative and hedging activities.

In July 2000, the Financial Accounting Standards Board's (FASB) Emerging Issues Task Force (EITF) issued a consensus on Issue 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." The Company elected to early adopt the consensus as of January 1, 2001. Issue 99-20 prescribes new procedures for recording interest income and measuring impairment on retained and purchased beneficial interests. The consensus primarily affects certain structured securities. Although there was no significant impact resulting from the adoption of Issue 99-20, the Company holds structured securities that are accounted for under Issue 99-20.

2.  DEPOSIT OF ASSETS AND MAINTENANCE OF
    QUALIFIED ASSETS

Under the provisions of its certificates and the 1940 Act, AECC was required to have Qualified Assets (as that term is defined in Section 28(b) of the 1940 Act) in the amount of $4,152,437 and $3,829,659 at December 31, 2001 and 2000,
respectively. AECC had Qualified Assets of $4,413,104 at December 31, 2001 and $4,064,694 at December 31, 2000, excluding net unrealized appreciation on Available- for-sale securities of $43,962 at December 31 2001, and unrealized depreciation of $80,717 at December 31, 2000, respectively, and Payable for investment securities purchased of $163,507 and $1,946 at December 31, 2001 and 2000, respectively.

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

Pursuant to provisions of the certificates, the 1940 Act, the central depository agreement and requirements of various states, qualified assets of AECC were deposited as follows:

                                                                      December 31, 2001
                                                                          Required
                                                            Deposits      deposits       Excess
Deposits to meet certificate liability requirements:
States                                                   $      361    $      318     $     43
Central Depository                                        4,547,283     4,129,056     $418,227
                                                          ---------     ---------     --------
Total                                                    $4,547,644    $4,129,374     $418,270
                                                         ----------    ----------     --------

                                                                      December 31, 2000
                                                                          Required
                                                            Deposits      deposits       Excess
Deposits to meet certificate liability requirements:
States                                                   $      360    $      320     $     40
Central Depository                                        4,051,611     3,800,923      250,688
                                                          ---------     ---------      -------
Total                                                    $4,051,971    $3,801,243     $250,728
                                                         ----------    ----------     --------

The assets on deposit at December 31, 2001 and 2000 consisted of securities having a deposit value of $3,955,748 and $3,589,196, respectively; mortgage loans of $343,434 and $358,575, respectively; and other assets of $248,462 and $104,200, respectively.

American Express Trust Company is the central depository for AECC. See note 7.

3.   INVESTMENTS IN SECURITIES

Fair values of investments in securities represent market prices or estimated fair values when quoted prices are not available. Estimated fair values are determined by using established procedures, involving review of market indexes, price levels of current offerings and comparable issues, price estimates, discounted cash flows, and market data from independent brokers and financial files. The procedures are reviewed annually by management and the Board of Directors.

Because of changes to the rules for hedging investments, the transition provisions of SFAS No. 133, as amended, permitted held-to-maturity securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," to be reclassified at the date of adoption to available-for-sale or trading. AECC reclassified all held-to-maturity securities to available-for-sale upon adoption.

A summary of Available-for-sale securities and Held-to-maturity securities at December 31, is as follows:

                                                                           2001
                                                                   Gross          Gross
                                                 Amortized      unrealized     unrealized          Fair
                                                   cost            gains         losses           value
Available for sale:
U.S. Government and
   agencies obligations                         $      361       $    24        $     -       $      385
Mortgage-backed securities                       2,136,070        23,121         10,059        2,149,132
State and municipal obligations                     10,893           563              -           11,456
Corporate debt securities                        1,683,198        38,660         12,992        1,708,866
Stated maturity preferred stock                    168,963         4,489            150          173,302
Perpetual preferred stock                           30,282           454            320           30,416
Common stock                                           172           172              -              344
                                                ----------       -------        -------       ----------
Total                                           $4,029,939       $67,483        $23,521       $4,073,901
                                                ----------       -------        -------       ----------

                                                                           2000
                                                   Gross           Gross
                                                 Amortized      unrealized      unrealized         Fair
                                                   cost            gains         losses           value
Held to maturity:
U.S. Government and
   agencies obligations                         $      161       $     8       $      -       $      169
Mortgage-backed securities                          12,604           160              -           12,764
Corporate debt securities                           35,794           713            662           35,845
Stated maturity preferred stock                    269,173         5,974          3,245          271,902
                                                   -------         -----          -----          -------
Total                                           $  317,732       $ 6,855       $  3,907       $  320,680
                                                ----------       -------       --------       ----------
Available for sale:
U.S. Government and
   agencies obligations                         $      199       $     6       $      -       $      205
Mortgage-backed securities                       1,106,998        15,747            822        1,121,923
State and municipal obligations                     17,911           370              -           18,281
Corporate debt securities                        1,902,799        13,715        106,327        1,810,187
Stated maturity preferred stock                     66,752           565          1,183           66,134
Perpetual preferred stock                          109,008           533          3,321          106,220
                                                   -------           ---          -----          -------
Total                                           $3,203,667       $30,936       $111,653       $3,122,950
                                                ----------       -------       --------       ----------

The amortized cost and fair value of Available-for-sale securities, by contractual maturity at December 31, 2001 are shown below. Cash flows may differ from contractual maturities because issuers may have the right to call or prepay obligations.

                                                 Amortized       Fair
                                                    cost         value
Due within 1 year                               $  399,669    $  405,687
Due after 1 year through 5 years                   957,911       981,500
Due after 5 years through 10 years                 276,864       273,693
Due after 10 years                                 228,971       233,129
                                                   -------       -------
                                                $1,863,415    $1,894,009
Mortgage-backed securities                       2,136,070     2,149,132
Perpetual preferred stock                           30,282        30,416
Common stock                                           172           344
                                                       ---           ---
Total                                           $4,029,939    $4,073,901
                                                ----------    ----------

During the years ended December 31, 2001 and 2000, there were no securities classified as trading securities.

The proceeds from sales of Available-for-sale securities and the gross realized gains and gross realized losses on those sales during the years ended December 31, were as follows:

                                       2001          2000           1999
Proceeds                         $1,694,615      $312,728       $105,112
Gross realized gains                 20,679         4,447          3,270
Gross realized losses               111,864         3,136            195
                                    -------         -----            ---

During the years ended December 31, 2001, 2000 and 1999, AECC recognized losses of $81,292, $11,413, and $2,141, respectively, due to declines in the fair value of available-for-sale securities that were other than temporary. These amounts are reflected in Net realized loss on investments in the Statements of Operations.

Sales of Held-to-maturity securities, due to credit concerns and acceptance of a tender offer during the year ended December 31, 2000 was as follows:

                                       2001         2000            1999
Amortized cost                           $-        $9,015             $-
Gross realized gains                      -            94              -
Gross realized losses                     -           273              -
                                        ---        ------            ---

Investments in securities with fixed maturities comprised 88% and 87% of AECC's total invested assets at December 31, 2001 and 2000, respectively. Securities are rated by Moody's and Standard & Poors (S&P), or by Parent's internal analysts, using criteria similar to Moody's and S&P, when a public rating does not exist. A summary of investments in securities with fixed maturities by rating of investment is as follows:

Rating                            2001         2000
Aaa/AAA                            60%          44%
Aa/AA                               2            1
Aa/A                                1            1
A/A                                11           13
A/BBB                               4            3
Baa/BBB                            20           28
Below investment grade              2           10
                                  ----         ----
Total                             100%         100%
                                  ----         ----

Of the securities rated Aaa/AAA, 88% and 73% at December 31, 2001 and 2000, respectively, are U.S. Government Agency mortgage-backed securities that are not rated by a public rating agency. At December 31, 2001 and 2000, approximately 11% and 13%, respectively, of securities with fixed maturities, other than U.S. Government Agency mortgage-backed securities, are rated by Parent's internal analysts.

At December 31, 2001 and 2000 no one issuer, other than U.S. Government Agency mortgage-backed securities, is greater than 1% of AECC's total investment in securities with fixed maturities.

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

The fair values of restricted securities are determined by the board of directors using the procedures and factors as described previously.

In the event AECC were to be deemed to be a distributor of the restricted securities, it is possible that AECC would be required to bear the costs of registering those securities under the Securities Act of 1933, although in most cases such costs would be incurred by the issuer of the restricted securities.

AECC 's net losses for the year were primarily composed of a $36.9 million loss to recognize the impact of higher default assumptions used to determine impairment on rated structured investments and a $57.1 million loss on high-yield securities. The write-downs of these investments are associated with the company's decision to reduce the Company's holdings of high-yield investments and rebalance the fixed maturity investment portfolio towards higher quality, less volatile holdings.

4.   INVESTMENTS IN FIRST MORTGAGE
     LOANS ON REAL ESTATE

At December 31, 2001 and 2000, AECC's recorded investment in impaired mortgage loans was $nil and $155, respectively, and the reserve for loss on those amounts were $nil. During 2001, 2000, and 1999, the average recorded investment in impaired mortgage loans was $nil, $195 and $267, respectively.

AECC recognized $nil, $13, and $25 of interest income related to impaired mortgage loans for the years ended December 31, 2001, 2000, and 1999, respectively.

The reserve for loss on mortgage loans increased to $1,935 on December 31, 2001, from $744 at December 31, 2000 and $511 at December 31, 1999.

At December 31, 2001 and 2000, approximately 8% and 9%, respectively, of AECC's invested assets were First mortgage loans on real estate. A summary of First mortgage loans on real estate by region and property type at December 31, is as follows:

Region                               2001            2000
South Atlantic                        20%             20%
West North Central                    17              18
East North Central                    15              16
Mountain                              17              16
West South Central                    13              12
Pacific                                9               7
New England                            4               6
Middle Atlantic                        5               5
                                     ----            ----
Total                                100%            100%
                                     ----            ----

Property Type                        2001            2000
Office buildings                      29%             28%
Retail/shopping centers               24              27
Apartments                            17              17
Industrial buildings                  14              15
Other                                 16              13
                                     ----            ----
Total                                100%            100%
                                     ----            ----

The carrying amounts and fair values of First mortgage loans on real estate at December 31 are below. The fair values are estimated using discounted cash flow analyses, using market interest rates currently being offered for loans with similar maturities.

                                                            2001                          2000
                                                 Carrying          Fair          Carrying         Fair
                                                   amount          value         amount           value
First mortgage loans on real estate               $345,369      $348,873       $359,319        $356,283
Reserve for losses                                  (1,935)            -           (744)              -
                                                  --------      --------       --------        --------
Net first mortgage loans on
real estate                                       $343,434      $348,873       $358,575        $356,283
                                                  --------      --------       --------        --------

At December 31, 2001 and 2000, commitments for fundings of first mortgage loans, at market interest rates, aggregated $7,100 and $1,200, respectively. AECC holds the mortgage document, which gives it the right to take possession of the property if the borrower fails to perform according to the terms of the agreements. AECC employs policies and procedures to ensure the creditworthiness of the borrowers and that funds will be available on the funding date. AECC's loan fundings are restricted to 80% or less of the market value of the real estate at the time of the loan funding. Management believes there is no fair value for these commitments.

5.   CERTIFICATE RESERVES

Reserves maintained on outstanding certificates have been computed in accordance with the provisions of the certificates and Section 28 of the 1940 Act. The average rates of accumulation on certificate reserves at December 31, were as follows:

                                                                      2001
                                                                     Average         Average
                                                                      gross        additional
                                                  Reserve         accumulation        credit
                                                  balance             rate            rate
Installment certificates:
Reserves to mature:
   With guaranteed rates                        $   14,367             3.50%           .50%
   Without guaranteed rates (A)                    178,808                -           3.94
Additional credits and accrued interest              5,082             3.18              -
Advance payments and accrued interest (C)              645             3.26            .21
Other                                                   33                -              -
Fully paid certificates:
Reserves to mature:
   With guaranteed rates                           104,025             3.20            .24
   Without guaranteed rates (A) and (D)          3,796,799                -           2.71
Additional credits and accrued interest             59,948             3.12              -
Due to unlocated certificate holders                   219                -              -
                                                ----------             ----            ---
Total                                           $4,159,926
                                                ----------

                                                                        2000
                                                                       Average       Average
                                                                        gross      additional
                                                  Reserve           accumulation      credit
                                                  balance               rate          rate
Installment certificates:
Reserves to mature:
   With guaranteed rates                        $   16,217             3.50%          1.65%
   Without guaranteed rates (A)                    199,754                -           4.13
Additional credits and accrued interest              7,088             3.17              -
Advance payments and accrued interest (C)              697             3.22           1.93
Other                                                   55                -              -
Fully paid certificates:
Reserves to mature:
   With guaranteed rates                           113,194             3.20           1.78
   Without guaranteed rates (A) and (D)          3,424,638                -           3.06
Additional credits and accrued interest             69,155             3.12              -
Due to unlocated certificate holders                   261                -              -
                                                ----------             ----            ---
Total                                          $ 3,831,059
                                                ----------

A) There is no minimum rate of accrual on these reserves. Interest is declared periodically, quarterly or annually, in accordance with the terms of the separate series of certificates.

B) On certain series of single payment certificates, additional interest is predeclared for periods greater than one year. At December 31, 2001, $1,123 of retained earnings had been appropriated for the predeclared additional interest, which represents the difference between certificate reserves on these series, calculated on a statutory basis, and the reserves maintained per books.

C) Certain series of installment certificates guarantee accrual of interest on advance payments at an average of 3.26%. AECC has increased the rate of accrual to 4.00% through April 30, 2003 An appropriation of retained earnings amounting to $15 has been made, which represents the estimated additional accrual that will result from the increase granted by AECC.

D) American Express Stock Market Certificate, American Express Market Strategy Certificate and American Express Equity Indexed Savings Certificate enable the certificate owner to participate in any relative rise in a major stock market index without risking loss of principal. Generally the certificates have a term of 12 months and may continue for up to 20 successive terms. The reserve balance on these certificates at December 31, 2001 and 2000 was $1,095,531 and $1,063,383, respectively.

E) Fair values of certificate reserves with interest rate terms of one year or less approximated the carrying values less any applicable surrender charges. Fair values for other certificate reserves are determined by discounted cash flow analyses using interest rates currently offered for certificates with similar remaining terms, less any applicable surrender charges.

The carrying amounts and fair values of certificate reserves at December 31, consisted of the following:

                                                           2001                          2000

                                                 Carrying           Fair        Carrying           Fair
                                                   amount          value         amount           value
Reserves with terms of one year or less         $3,867,493    $3,872,897     $3,576,811      $3,575,189
Other                                              292,433       301,621        254,248         254,499
                                                   -------       -------        -------         -------

Total certificate reserves                       4,159,926     4,174,518      3,831,059       3,829,688
Unapplied certificate transactions                   2,152         2,152          1,255           1,255
Certificate loans and accrued interest             (22,054)      (22,054)       (25,843)        (25,843)
                                                   -------       -------        -------         -------
Total                                           $4,140,024    $4,154,616     $3,806,471      $3,805,100
                                                ----------    ----------     ----------      ----------

6.   DIVIDEND RESTRICTION

Certain series of installment certificates outstanding provide that cash dividends may be paid by AECC only in calendar years for which additional credits of at least one-half of 1% on such series of certificates have been authorized by AECC. This restriction has been removed for 2002 and 2003 by AECC's declaration of additional credits in excess of this requirement.

7.   RELATED PARTY TRANSACTIONS
     ($ NOT IN THOUSANDS)

Investment advisory, joint facilities, technology support and treasury services

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

Distribution services

Fees payable to AEFA on sales of AECC's certificates are based upon terms of agreements giving AEFA the right to distribute the certificates covered under the agreements. The agreements provide for payment of fees over a period of time.

From time to time, AECC may sponsor or participate in sales promotions involving one or more of the certificates and their respective terms. These promotions may offer a special interest rate to attract new clients or retain existing clients. To cover the cost of these promotions, distribution fees paid to AEFA may be lowered. For the promotion of the seven-month interest rate term American Express Flexible Savings Certificate which occurred March 7, 2001 to May 8, 2001 and October 31, 2001 to December 11, 2001, the distribution fee was lowered to 0.030% and 0.017%, respectively. For the promotion of the seven- and 13-month interest rate term Flexible Savings Certificate which occurred August 4, 1999 to April 25, 2000, the distribution fee was lowered to 0.067%.

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

Effective April 25, 2001 fees on the American Express Cash Reserve Certificate are paid at a rate of 0.0625% of the purchase price at the time of issuance and 0.0625% of the reserves maintained for these certificates at the beginning of the second and subsequent quarters from issue date. For certificates sold from April 30, 1997 to April 24, 2001, fees on the American Express Cash Reserve Certificate are paid at a rate of 0.20% of the purchase price at the time of issuance and 0.20% of the reserves maintained for these certificates at the beginning of the second and subsequent quarters from issue date.

Effective April 26, 2000, fees on the American Express Flexible Savings Certificate are paid at a rate of 0.08% of the purchase price at the time of issuance and 0.08% of the reserves maintained for these certificates at the beginning of the second and subsequent quarters from issue date. For certificates sold from April 30, 1997 to April 25, 2000, fees were paid at the rate of 0.20% of the purchase price at time of issuance and 0.20% of the reserves maintained for these certificates at the beginning of the second and subsequent quarters from issue date.

Fees on the American Express Investors Certificate are paid at an annualized rate of 1% of the reserves maintained for the certificates. Fees are paid at the end of each term on certificates with a one-, two- or three-month term. Fees are paid each quarter from date of issuance on certificates with a six-,12-, 24- or 36-month term.

Fees on the American Express Preferred Investors Certificate are paid at a rate of 0.165% of the initial payment on issue date of the certificate and 0.165% of the certificate's reserve at the beginning of the second and subsequent quarters from issue date.

Effective April 28, 1999, fees on the American Express Stock Market, sold through AEFA, and American Express Market Strategy Certificates are paid at a rate of 0.90%. For certificates sold from April 30, 1997 to April 27, 1999, fees were paid at the rate of 0.70%. Fees are paid on the purchase price on the first day of the certificate's term and on the reserves maintained for these certificates at the beginning of each subsequent term.

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

Depository fees

The basis for computing fees paid or payable to American Express Trust Company for depository services is as follows:

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

Distribution fees

The basis for computing fees paid or payable to American Express Bank Ltd. (an affiliate) for the distribution of the American Express Special Deposits Certificate on an annualized basis is 1.25% of the reserves maintained for the certificates on an amount from $100,000 to $249,999, 0.80% on an amount from $250,000 to $499,999, 0.65% on an amount from $500,000 to $999,999 and 0.50% on an amount $1,000,000 or more. Fees are paid at the end of each term on certificates with a one-, two- or three-month term. Fees are paid at the end of each quarter from date of issuance on certificates with a six-, 12-, 24- or 36-month term.

Transfer agent fees

The basis of computing Transfer agent fees paid or payable to American Express Client Service Corporation (AECSC) (an affiliate) is under a Transfer Agency Agreement effective January 1, 1998. AECSC maintains certificate owner accounts and records. AECC pays AECSC a monthly fee of one-twelfth of $10.353 per certificate owner account for this service. Prior to January 1, 1998, AEFC provided this service to AECC under the investment advisory and services agreement.

Dividends

The Company paid a $167 million dividend to its parent, American Express Financial Corporation by transferring at book value certain Collateralized Debt Obligation (CDO) securities owned by the Company. In part, the dividend was paid to allow AEFC to transfer the CDO securities and related accrued interest into a securitization trust.

8.       INCOME TAXES

Income tax benefit (expense) as shown in the Statements of Operations for the three years ended December 31, consists of:

                                                            2001             2000          1999
Federal:
   Current                                                $26,007          $ 8,586        $(5,978)
   Deferred                                                 9,792           (4,941)         1,063
                                                            -----           ------          -----
                                                           35,799            3,645         (4,915)
State                                                        (120)            (120)          (137)
                                                             ----             ----           ----
Total income tax benefit (expense)                        $35,679          $ 3,525        $(5,052)
                                                          -------          -------        -------

Income tax benefit (expense) differs from that computed by using the U.S.
Statutory rate of 35%. The principal causes of the difference in each year are shown below:

                                                            2001             2000          1999
Federal tax benefit (expense) at U.S. statutory rate      $30,752          $(4,554)      $(13,932)
Dividend exclusion                                          4,971            8,064          8,730
Tax-exempt interest                                            41               82            264
Other, net                                                     35               53             23
                                                               --               --             --

Federal tax benefit (expense)                             $35,799          $ 3,645       $ (4,915)
                                                          -------          -------       --------

Deferred income taxes result from the net tax effects of temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in differences between income for tax purposes and income for financial statement purposes in future years. Principal components of AECC's Deferred tax assets and Deferred tax liabilities as of December 31, are as follows:

Deferred tax assets                                     2001         2000

Investment reserves                                   $13,723        $ 5,081
Certificate reserves                                    5,743          1,869
Investment unrealized losses                                -         28,251
Investments                                               546            646
Other, net                                                160             18
                                                      -------        -------
Total deferred tax assets                             $20,172        $35,865
                                                      -------        -------
Deferred tax liabilities
Investment unrealized gains                           $12,389        $     -
Deferred distribution fees                              2,721          3,255
Purchased/written call options                          5,227          1,523
Dividends receivable                                      196            543
Return of capital dividends                                43             43
                                                      -------        -------
Total deferred tax liabilities                         20,576          5,364
                                                      -------        -------
Net deferred tax (liabilities) assets                 $  (404)       $30,501
                                                      -------        -------

AECC is required to establish a valuation allowance for any portion of the Deferred tax assets that management believes will not be realized. In the opinion of management, it is more likely than not that AECC will realize the benefit of the Deferred tax assets and, therefore, no such valuation allowance has been established.

9.   DERIVATIVE FINANCIAL INSTRUMENTS

AECC maintains an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate and equity market volatility. The Company enters into interest rate swaps to manage interest rate sensitivity and enters into options and futures contracts to mitigate the negative effect on earnings that would result from an increase in the equity markets.

AECC is exposed to risk associated with fluctuating interest payments on certain certificate products tied to the London Interbank Offered Rate (LIBOR) as the certificate products reset at shorter intervals than the average maturity of the investment portfolio. The Company's goal is to manage interest rate sensitivity by modifying the repricing characteristics of certificate liabilities so that the interest credited to related investment certificate owners is not adversely affected by movements in interest rates. As a result of interest rate fluctuations, the amount of interest paid on hedged liabilities will positively or negatively impact reported earnings. Income or loss on the derivative instruments that are linked to the hedged liabilities will generally offset the effect of this impact. The Company views this strategy as a prudent management of interest rate sensitivity, such that earnings are not exposed to undue risk presented by changes in interest rates.

AECC uses interest rate swap contracts to hedge the risk of rising interest rates on a portion of the certificate products. Interest rate swaps generally involve the exchange of fixed and variable rate interest rate payments between two parties, based on a common notional principal amount and maturity date. The Company is required to pay the counterparty to the contracts a stream of fixed interest payments, and in turn, receives a stream of LIBOR-based variable interest payments.

The interest rate swaps qualify for and are designated as cash flow hedges. The effective portions of changes in the fair value of the derivatives are recorded in OCI. Amounts are reclassified from OCI to Investment expenses as interest is credited to certificate reserves. The fair value of the interest rate swaps are included in Accounts payable and accrued liabilities on the balance sheet.

For the year ended December 31, 2001, AECC recognized no losses on the derivatives as a result of ineffectiveness. During 2001, $17,616 of unrealized net losses accumulated in OCI were reclassified into earnings. An estimated $8,000 of the unrealized losses accumulated in OCI related to derivatives designated as cash flow hedges will be reclassified into earnings by December 31, 2002. This effect will occur at the same time as the Company realizes the benefits of lower market rates of interest on its certificates. The longest period of time over which the Company is hedging exposure to the variability in future cash flows is approximately one year.

AECC offers American Express Stock Market Certificates) ("SMC") that offer a return based upon the relative change in a major stock market index between the beginning and end of the SMC's term. The SMC product contains an embedded derivative, essentially the equity based return of the certificate, that must be separated from the host contract and accounted for as a derivative instrument per SFAS No. 133. As a result of fluctuations in equity markets, and the corresponding changes in value of the embedded derivative, the amount of expenses incurred by the Company related to SMC will positively or negatively impact reported earnings. As a means of hedging its obligations under the provisions for these certificates, the Company purchases and writes call options on the major market index. The Company views this strategy as a prudent management of equity market sensitivity, such that earnings are not exposed to undue risk presented by changes in equity market levels.

On the same series of certificates, AECC also purchases futures on the major market index to hedge its obligations. The futures are marked-to-market daily and exchange traded, exposing the Company to no counterparty risk.

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

By using derivative instruments, AECC is exposed to credit and market risk. Credit risk is the possibility that the counterparty will not fulfill the terms of the contract. The Company monitors credit risk related to derivative financial instruments through established approval procedures, including setting concentration limits by counterparty, reviewing credit ratings and requiring collateral where appropriate.

Market risk is the possibility that the value of the derivative financial instrument will change due to fluctuations in a factor from which the instrument derives its value, primarily an interest rate or a major market index. AECC manages the market risk associated with interest rate contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken. AECC primarily uses derivatives to manage risk and, therefore, the cash flow and income effects of the derivatives are generally inverse to the effects of the underlying hedged transactions.

10.  FAIR VALUES OF FINANCIAL INSTRUMENTS

AECC discloses fair value information for most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. The fair value of the financial instruments presented may not be indicative of their future fair values. The estimated fair value of certain financial instruments such as Cash and cash equivalents, Receivables for Dividends and interest, and Investment securities sold, Accounts Payable Due to Parent and other affiliates, Payable for investment securities purchased and Other accounts payable and accrued expenses approximate the carrying amounts disclosed in the Balance Sheets.

A summary of fair values of financial instruments as of December 31, is as follows:

                                                             2001                         2000
                                                 Carrying           Fair        Carrying           Fair
                                                   value           value          value           value
Financial assets:
   Assets for which carrying values
   approximate fair values                      $  132,303    $  132,303     $  107,309      $  107,309
   Investment securities (note 3)                4,073,901     4,073,901      3,440,682       3,443,630
   First mortgage loans on real estate (note 4)    343,434       348,873        358,575         356,283
   Derivative financial instruments (note 9)        48,393        48,393         53,015          33,108
Financial liabilities:
   Liabilities for which carrying values
   approximate fair values                         179,080       179,080          4,516           4,516
   Certificate reserves (note 5)                 4,140,024     4,154,616      3,806,471       3,805,100
   Derivative financial instruments (note 9)        32,558        32,558         27,822          15,996
                                                ----------    ----------     ----------      ----------

IDS CERTIFICATE COMPANY
Investments of Securities of Unaffiliated Issuers
($ in thousands)

                                                                 Bal Held at
                                                                  12/31/01
                                                                  Principal Amt
                                                                 of Bonds & Notes         Cost             Value at
                                                                     or                  (Notes           12/31/01
Issuer Name and Issue Title                                      # of Shares             a & c)            (Note a)

  BONDS AND NOTES

  United States Government-
   Direct Obligations
       U S TREASURY                       5.625%   2006                   200                    199               211           (f)
       US TREASURY NOTE                   5.875%   2004                   165                    162               174           (f)
                                                                  ------------      -----------------   ---------------

  Total U.S. Government - Direct Obligations                              365                    361               385
                                                                  ------------      -----------------   ---------------

  Other Bonds and Notes

  United States Government Agencies
       GNMA ARM #8157                     6.375%   2023                 2,215                  2,249             2,266           (f)
       GNMA ARM #8206                     6.375%   2017                   577                    577               591           (f)
       GNMA ARM #8240                     6.750%   2017                   350                    346               358           (f)
       GNMA ARM #8251                     6.750%   2017                    30                     30                31           (f)
       GNMA ARM #8274                     7.625%   2017                   996                    995             1,037           (f)
       GNMA ARM #8283                     7.625%   2017                   151                    151               158           (f)
       GNMA ARM #8293                     7.625%   2017                   265                    265               276           (f)
       GNMA ARM #8353                     6.375%   2018                   449                    446               459           (f)
       GNMA ARM #8341                     6.375%   2018                    80                     80                82           (f)
       GNMA ARM #8365                     6.375%   2018                   716                    716               734           (f)
       GNMA ARM #8377                     6.750%   2018                   315                    314               322           (f)
       GNMA ARM #8428                     7.625%   2018                   147                    147               153           (f)
       GNMA ARM #8440                     7.625%   2018                   413                    413               430           (f)
       GNMA ARM #8638                     6.375%   2025                 2,701                  2,725             2,763           (f)
       FNMA CMO 2000-32 AL                7.000%   2025                 4,009                  3,992             4,037           (f)
       FNMA 96-10 C CMO SEQ               6.500%   2023                 3,479                  3,385             3,523           (f)
       FNMA 97-2C CMO                     7.000%   2020                 1,372                  1,372             1,371           (f)
       FNMA SER 97-2E                     7.000%   2024                10,000                  9,932            10,273           (f)
       FNMA 97-17 CMO                     7.000%   2022                   247                    247               247           (f)
       FNMA 97-74 G SEQ CMO               6.500%   2024                 3,320                  3,310             3,398           (f)
       FNMA 98-8 A SEQ CMO                6.500%   2024                 3,651                  3,652             3,741           (f)
       FNMA 2001-22 C CMO                 6.000%   2011                20,314                 20,248            20,311           (f)
       FNMA 2001-12 LC CMO                6.000%   2029                22,612                 22,340            22,720           (f)
       FNMA 2001-14 DA CMO                6.000%   2028                22,541                 22,278            22,298           (f)
       FN 98 50 CLASS PA                  6.000%   2012                 1,960                  1,960             1,963           (f)
       FNMA 1999-8 QD CMO                 6.000%   2014                10,000                  9,919            10,000           (f)
       FNMA 1999-51 LJ CMO                6.500%   2021                10,343                 10,227            10,810           (f)
       FNMA 15 6.0 #50973                 6.000%   2009                15,797                 15,552            16,103           (f)
       FNMA 30 YR #51617                 10.000%   2017                    47                     48                53           (f)
       FNMA 30 YR #27880                  9.000%   2016                    24                     25                26           (f)
       FNMA 30 YR #36225                  9.000%   2016                    88                     89                95           (f)
       FNMA 30 YR #040877                 9.000%   2017                    32                     33                34           (f)
       FNMA 15 YR #66458                 10.000%   2004                   336                    337               345           (f)
       FNMA ARM #70117                    6.518%   2017                   222                    222               225           (f)
       FNMA ARM #70007                    6.614%   2017                   616                    616               635           (f)
       FNMA 15 YR 70694 MEG               9.500%   2005                   363                    365               383           (f)
       FNMA #73227 MULT-FAM               6.700%   2005                 1,518                  1,526             1,574           (f)


                                                                 Bal Held at
                                                                  12/31/01
                                                                  Principal Amt
                                                                 of Bonds & Notes         Cost             Value at
                                                                     or                  (Notes           12/31/01
Issuer Name and Issue Title                                      # of Shares             a & c)            (Note a)
       FNMA ARM#105989 3X3                7.186%   2020                   741                    741               748           (f)
       FNMA ARM#88879 3X3                 7.109%   2019                   775                    775               786           (f)
       FNMA ARM#89125 SEMI                6.626%   2019                 2,279                  2,325             2,328           (f)
       FNMA ARM#190726 SEMI               6.441%   2033                 3,481                  3,553             3,499           (f)
       FNMA 7/1 HYBRID ARM                5.450%   2032                30,000                 29,493            29,822           (f)
       FNMA 7/1 HYBRID ARM                5.506%   2032                15,183                 15,033            15,022           (f)
       FNMA 7/1 HYBRID ARM                5.770%   2032                20,000                 19,906            19,906           (f)
       FNMA 7/1 HYBRID ARM                5.700%   2032                25,000                 24,805            24,914           (f)
       FNMA ARM #249907                   8.250%   2024                 2,877                  2,921             2,975           (f)
       FNMA 7.0 15YR 250670               7.000%   2011                 2,244                  2,260             2,334           (f)
       FNMA 15YR #250671                  7.500%   2011                 6,562                  6,579             6,895           (f)
       FNMA 15 YR #A250857                7.000%   2012                 6,798                  6,785             7,067           (f)
       FNMA 15YR #252259                  5.500%   2014                22,653                 22,297            22,475           (f)
       FNMA 15YR 5.5 252344               5.500%   2014                20,253                 19,817            20,213           (f)
       FNMA 15YR #252381                  5.500%   2014                19,081                 18,645            18,904           (f)
       FNMA 20YR #253801                  6.000%   2021                43,096                 42,172            42,867           (f)
       FNMA 15YR #253844                  5.500%   2016                 9,611                  9,626             9,458           (f)
       FNMA 15YR #253878                  5.500%   2016                24,253                 24,320            23,866           (f)
       FNMA 20YR #253944                  6.000%   2021                10,265                 10,070            10,152           (f)
       FN 7YR BALL #254010                5.500%   2008                14,734                 14,710            14,731           (f)
       FNMA 10YR #303115                  6.500%   2004                 2,649                  2,600             2,724           (f)
       FNMA ARM #303259                   6.537%   2025                 2,156                  2,215             2,190           (f)
       FNMA 15YR #303445                  5.500%   2009                 9,207                  8,942             9,260           (f)
       FNMA 30YR #303970                  6.000%   2024                17,720                 17,483            17,583           (f)
       FNMA 15YR #313042                  7.000%   2011                 5,174                  5,193             5,379           (f)
       FNMA 15YR #313522                  7.000%   2012                13,274                 13,345            13,816           (f)
       FNMA 15 YR #313561                 8.000%   2012                 6,226                  6,344             6,541           (f)
       FNMA 15YR 6% #323290               6.000%   2013                18,750                 18,629            18,923           (f)
       FNMA 15YR #323322                  6.000%   2013                36,178                 35,951            36,511           (f)
       FNMA 15YR #323748                  6.500%   2014                17,025                 16,667            17,395           (f)
       FNMA 15YR #323833                  6.000%   2014                 8,450                  8,369             8,515           (f)
       FNMA 15YR #367005                  7.000%   2012                 4,412                  4,390             4,583           (f)
       FNMA 15YR #484933                  6.000%   2014                14,430                 14,397            14,541           (f)
       FNMA 15YR #509806                  6.500%   2014                 7,659                  7,595             7,817           (f)
       FNMA 15YR #511817                  5.500%   2016                23,261                 23,365            22,890           (f)
       FNMA 15YR #511821                  5.500%   2016                46,578                 46,785            45,836           (f)
       FNMA 15YR #511824                  5.500%   2016                21,576                 21,616            21,232           (f)
       FNMA 15YR #511828                  5.500%   2016                14,702                 14,699            14,467           (f)
       FNMA 15YR #535454                  6.000%   2015                26,657                 26,649            26,902           (f)
       FNMA 7/1 HYBRID ARM                6.002%   2031                33,886                 33,777            34,341           (f)
       FNMA 15YR #545249                  5.500%   2016                43,848                 44,027            43,149           (f)
       FNMA 15YR #545300                  5.500%   2016                98,416                 98,906            96,847           (f)
       FNMA 15YR #545303                  5.000%   2016                19,744                 19,443            19,034           (f)
       FN HYBRID ARM 564907               5.950%   2031                18,296                 18,238            18,645           (f)
       FNMA 30YR 566074 ARM               5.932%   2031                11,820                 11,816            12,042           (f)
       FNMA 15YR #583747                  5.500%   2016                17,327                 17,359            17,051           (f)
       FN 7/1 HYBRID 584059               5.930%   2031                30,588                 30,429            30,832           (f)
       FN ARM #584507 HYBD                5.962%   2031                 9,192                  9,154             9,268           (f)
       FNMA 15YR #584829                  6.000%   2016                20,006                 19,863            20,068           (f)
       FNMA 15YR #585743                  5.500%   2016                38,501                 38,699            37,887           (f)
       FNMA 15YR #585830                  6.000%   2016                37,042                 36,469            37,158           (f)
       FNMA 30Y #597087 ARM               5.950%   2031                26,054                 25,945            26,246           (f)
       FNMA 15YR #605933                  5.500%   2016                18,204                 18,282            17,914           (f)
       FNMA 15YR #609060                  5.500%   2016                 9,256                  9,267             9,108           (f)
       FNMA 15YR #616220                  5.000%   2016                25,000                 24,510            24,102           (f)


                                                                 Bal Held at
                                                                  12/31/01
                                                                  Principal Amt
                                                                 of Bonds & Notes         Cost             Value at
                                                                     or                  (Notes           12/31/01
Issuer Name and Issue Title                                      # of Shares             a & c)            (Note a)
       FNMA 15YR #617270                  5.000%   2017                25,000                 24,682            24,102           (f)
       FNMA 15YR #622462                  5.500%   2016                25,000                 24,688            24,602           (f)
       FHLMC 7YR BAL M80699               5.500%   2008                26,491                 26,484            26,461           (f)
       FG 7 YR BALL #M80703               5.500%   2008                34,407                 34,428            34,368           (f)
       FHLMC 15YR G10364                  7.000%   2010                 5,951                  5,926             6,204           (f)
       FHLM 15 6.5 #G10369                6.500%   2010                15,129                 14,991            15,607           (f)
       FH15YR #G10439 GOLD                6.500%   2011                 1,828                  1,792             1,880           (f)
       FHLMC 15YR G10665 GD               7.000%   2012                27,451                 27,393            28,577           (f)
       FHLMC 15YR #G10949                 6.500%   2014                10,828                 10,698            11,109           (f)
       FHLMC 15YR #G11004                 7.000%   2015                 5,193                  5,166             5,378           (f)
       FHLMC 15YR #G11090                 6.000%   2015                17,085                 17,022            17,329           (f)
       FHLMC 15YR G11143                  6.000%   2014                17,713                 17,559            17,899           (f)
       FHLMC 15YR #G11177                 5.500%   2011                26,667                 26,707            26,702           (f)
       FHLMC 15YR #G11193                 5.000%   2016                18,021                 17,751            17,385           (f)
       FHLMC ARM #845154                  6.831%   2022                 1,049                  1,080             1,093           (f)
       FHLMC ARM #845523                  6.575%   2023                   994                  1,024             1,028           (f)
       FHLMC ARM #845654                  7.296%   2024                 3,143                  3,185             3,201           (f)
       FHLMC ARM #845730                  6.708%   2024                 4,054                  4,189             4,190           (f)
       FHLMC ARM #845733                  7.171%   2024                 4,146                  4,217             4,209           (f)
       FHLMC ARM #846072                  7.139%   2022                 1,621                  1,660             1,640           (f)
       FHLMC ARM#846107LIB                7.808%   2025                 1,314                  1,344             1,357           (f)
       FHLMC 15YR #E76761                 6.500%   2014                11,679                 11,492            11,997           (f)
       FHLMC 15YR #E77557                 6.500%   2014                 1,588                  1,554             1,620           (f)
       FHLMC 15YR #E80594                 6.500%   2014                 5,798                  5,676             5,964           (f)
       FHLMC 15YR #E83132                 6.000%   2016                30,237                 30,096            30,373           (f)
       FHLMC 15YR #E83365                 6.000%   2016                 7,253                  7,220             7,286           (f)
       FHLMC 15YR #E83348                 6.000%   2016                27,694                 27,667            27,818           (f)
       FHLMC 15YR #E83349                 6.000%   2016                23,670                 23,614            23,776           (f)
       FHLMC 15YR #E83358                 6.000%   2016                23,968                 23,917            24,075           (f)
       FHLMC 15YR #E83659                 6.000%   2016                50,931                 50,705            51,160           (f)
       FHLMC ARM #350190                  6.750%   2022                 1,042                  1,073             1,056           (f)
       FHLMC GOLD E00151                  7.500%   2017                 1,781                  1,830             1,880           (f)
       FHLMC 15YR #E00383                 7.000%   2010                 5,749                  5,741             5,986           (f)
       FHLMC15YR E00388GOLD               7.000%   2010                 3,696                  3,650             3,858           (f)
       FH GD 15YR #E00426                 6.500%   2011                 3,657                  3,629             3,752           (f)
       FHLMC GOLD E00484                  6.500%   2012                 3,521                  3,454             3,608           (f)
       FHLMC 15YR #E00975                 6.000%   2016                46,604                 46,528            46,814           (f)
       FHLMC 7/1 HYBRID ARM               5.877%   2031                27,746                 27,668            27,668           (f)
       FHLMC ARM #788912                  5.805%   2031                20,000                 19,831            19,831           (f)
       FHLMC 20YR #C90441                 6.000%   2021                71,762                 70,437            71,058           (f)
       FHLMC 20YR #C90448                 6.000%   2021                22,732                 22,153            22,509           (f)
       FHLMC 20YR #C90428                 6.000%   2021                 8,416                  8,343             8,334           (f)
       FHLMC 20YR #C90437                 6.000%   2019                26,298                 25,923            26,040           (f)
       FHLMC ARM #1B0183                  5.615%   2031                14,913                 14,721            14,731           (f)
       FHLMC 2382 DA CMO                  5.500%   2030                47,765                 47,123            46,471           (f)
       FHLMC 2393 A CMO                   5.500%   2012                50,000                 49,727            49,813           (f)
       FHLMC T-009 A2 HEL                 6.430%   2013                    36                     36                36           (f)
       FHLMC 2019 CLASS C                 6.500%   2019                11,653                 11,487            11,915           (f)
       FHLMC 2184 CL TA CMO               6.500%   2026                 5,389                  5,324             5,549           (f)
       FHLMC CMO 213 AB                   7.000%   2005                 9,614                  9,598             9,764           (f)
       FHLMC 2274-HC CMO                  6.000%   2028                17,339                 17,179            17,563           (f)
       FHLMC 2311 A CMO                   6.000%   2027                45,039                 44,782            45,787           (f)


                                                                 Bal Held at
                                                                  12/31/01
                                                                  Principal Amt
                                                                 of Bonds & Notes         Cost             Value at
                                                                     or                  (Notes           12/31/01
Issuer Name and Issue Title                                      # of Shares             a & c)            (Note a)
       FHLMC 2318 GA CMO                  6.000%   2029                22,426                 22,258            22,639           (f)
       FHLMC 2313 A CMO                   6.000%   2030                24,198                 23,927            23,889           (f)
       FHLMC 15YR #380025                 9.500%   2003                    76                     76                77           (f)
       FHLMC 15 YR #200064                8.000%   2002                     2                      2                 2           (f)
       FHLMC 15 YR #219679                9.500%   2003                     6                      6                 6           (f)
       FHLMC 15 YR #219757               11.000%   2003                     3                      3                 3           (f)
       FHLMC 15 YR #502175               10.500%   2004                     1                      1                 1           (f)
       FHLMC ARM #605041                  6.555%   2019                   144                    144               146           (f)
       FHLMC ARM #605048                  6.726%   2018                   555                    555               562           (f)
       FHLMC ARM #605050                  6.377%   2018                   180                    180               183           (f)
       FHLMC ARM #630048                  7.375%   2018                    11                     11                11           (f)
       FHLMC ARM #630074                  6.625%   2018                   252                    252               253           (f)
       FHLMC ARM 840031                   6.683%   2019                   117                    117               119           (f)
       FHLMC ARM #840035                  6.674%   2019                   254                    254               255           (f)
       FHLMC ARM #840036                  6.331%   2019                   445                    445               453           (f)
       FHLMC ARM #840072                  6.779%   2019                   820                    820               834           (f)
       FHLMC ARM #405360                  7.304%   2019                   393                    393               401           (f)
       FHLMC ARM #405014                  6.815%   2019                   224                    224               227           (f)
       FHLMC ARM #405092                  7.159%   2019                   518                    518               527           (f)
       FHLMC ARM #405185                  7.835%   2018                   590                    590               604           (f)
       FHLMC ARM #405243                  6.984%   2019                   365                    365               371           (f)
       FHLMC ARM #405437                  6.275%   2019                   168                    168               171           (f)
       FHLMC ARM #405455                  7.086%   2019                   494                    494               502           (f)
       FHLMC ARM #405615                  6.037%   2019                   440                    440               447           (f)
       FHLMC ARM #405675                  6.375%   2020                   116                    116               118           (f)
       FHLMC ARM #605432                  6.218%   2017                   256                    256               260           (f)
       FHLMC ARM #605433                  6.997%   2017                   851                    851               865           (f)
       FHLMC ARM #605454                  6.021%   2017                 1,631                  1,631             1,654           (f)
       FHLMC ARM #606024                  6.190%   2019                   709                    709               719           (f)
       FHLMC ARM #606025                  5.922%   2019                 1,982                  1,982             2,008           (f)
       FHLMC ARM #635054                  7.575%   2020                    46                     46                47           (f)
       FHLMC ARM#785363 3X1               8.236%   2025                 1,044                  1,058             1,079           (f)
       FHLMC ARM#785619 3X1               6.750%   2026                   733                    736               735           (f)
       FHLMC ARM#785634 3X1               6.637%   2026                   875                    876               880           (f)
       FHLMC ARM#865008 3X3               7.924%   2018                 2,190                  2,190             2,239           (f)
       FHLMC LOANS #885005                9.500%   2002                    45                     45                47           (f)
       FHLMC LOANS #885008               10.000%   2003                   177                    177               187           (f)
       FHLMC 15 YR #885009                9.500%   2003                   143                    143               148           (f)
       FHLMC ARM #606903                  7.875%   2022                   112                    112               111           (f)
       FHLMC 7/1 HYBRID ARM               5.647%   2032                 9,496                  9,355             9,355           (f)
                                                                  ------------      -----------------   ---------------
  Total United States Government Agencies                           2,149,189              2,136,070         2,149,132
                                                                  ------------      -----------------   ---------------

  Municipal Bonds

  California
       CAL HSG FIN 1996-M                 7.890%   2016                 3,315                  3,315             3,403  (b)      (f)

  Colorado
       CO HLTH-POUDRE TAXAB               6.950%   2003                 7,500                  7,498             7,970  (b)      (f)

  New York
       WY VALLEY PA SWR                   5.125%   2007                    80                     80                83  (b)      (f)
                                                                  ------------      -----------------   ---------------
  Total Municipal Bonds                                                10,895                 10,893            11,456
                                                                  ------------      -----------------   ---------------


                                                                  Bal Held at
                                                                   12/31/01
                                                                  Principal Amt
                                                                 of Bonds & Notes         Cost             Value at
                                                                     or                  (Notes           12/31/01
Issuer Name and Issue Title                                      # of Shares             a & c)            (Note a)
  Public Utility
       ALABAMA POWER                      7.850%   2003                 7,000                  6,991             7,386           (f)
       AMER ELEC PWR AEP                  6.125%   2006                 7,500                  7,480             7,413           (f)
       ASHLAND OIL MTN                    7.830%   2005                10,000                 10,000            10,637           (f)
       AVON ENERGY                        6.730%   2002                 4,750                  4,750             4,869      (d)  (f)
       BAROID CORP                        8.000%   2003                 5,000                  4,997             4,853           (f)
       BARRETT RESOURCES                  7.550%   2007                 3,000                  3,002             3,079           (f)
       BELLSOUTH CORP                     5.000%   2006                15,000                 14,967            14,884           (f)
       BRITISH TELECOM PLC                7.875%   2005                12,500                 13,546            13,390           (f)
       CMS ENERGY CORP                    7.500%   2009                 1,500                  1,507             1,426           (f)
       SPPC 99-1A ABS                     6.400%   2011                 5,800                  5,798             5,981           (f)
       CALPINE CORP                       7.750%   2009                 3,500                  3,498             3,098           (f)
       CENTURYTEL INC P/C                 7.750%   2012                 5,900                  5,732             6,093           (f)
       CINERGY CORP                       6.125%   2004                 4,000                  3,997             4,029           (f)
       CITIZENS COMM 144A                 6.375%   2004                10,000                  9,980            10,135      (d)  (f)
       CONOCO INC GLOBAL                  5.900%   2004                 7,500                  7,495             7,751           (f)
       CROSS TIMBERS OIL CO               8.750%   2009                 1,500                  1,500             1,564           (f)
       CYTEC INDUSTRIES INC               6.500%   2003                10,500                 10,497            10,631           (f)
       DTE ENERGY CO                      6.000%   2004                10,000                  9,982            10,256           (f)
       DOMINION RESOURCES                 7.600%   2003                11,000                 10,999            11,584           (f)
       DYNEGY CORP                        6.875%   2002                 3,000                  2,999             2,940           (f)
       ENERGY EAST CORP                   5.750%   2006                 7,500                  7,458             7,238           (f)
       FIRSTENERGY CORP                   5.500%   2006                10,000                  9,989             9,836           (f)
       FRANCE TELECOM 144A                7.200%   2006                 8,850                  9,382             9,398      (d)  (f)
       GEORGIA POWER                      5.750%   2003                 5,000                  4,995             5,133           (f)
       KN ENERGY INC                      6.450%   2003                 8,000                  7,996             8,218           (f)
       KANSAS CITY P& L                   7.125%   2005                10,000                 10,404            10,378           (f)
       LIMESTONE ELCTN 144A               8.625%   2003                11,000                 11,047            11,187      (d)  (f)
       MCN INV`T CORP MTN                 6.890%   2002                 9,000                  9,000             9,015           (f)
       MIDAMERICAN ENERGY                 7.375%   2002                 5,000                  4,997             5,097           (f)
       MIRANT AMERICAS                    7.625%   2006                 3,300                  3,300             3,009           (f)
       MITCHELL ENERGY                    6.750%   2004                 6,500                  6,595             6,776           (f)
       NRG ENERGY P/C 144A                8.700%   2005                 8,000                  7,634             8,124      (d)  (f)
       NEWFIELD EXPLORATION               7.625%   2011                 1,000                  1,002               973           (f)
       NIAGARA MHWK PWR                   7.375%   2003                 3,000                  3,037             3,162           (f)
       NISOURCE FINANCE                   7.500%   2003                 5,000                  4,994             5,248           (f)
       PP&L CAPITAL FDG MTN               7.750%   2005                 3,000                  2,998             3,157           (f)
       PUBLIC SERV E&G CAP                6.800%   2002                10,000                 10,004            10,308      (d)  (f)
       PRAXAIR INC                        6.750%   2003                 5,000                  4,944             5,203           (f)
       PROGRESS ENERGY                    6.550%   2004                 2,500                  2,500             2,607           (f)
       PROGRESS ENERGY                    6.750%   2006                 2,100                  2,098             2,183           (f)
       PROGRESS ENERGY                    5.850%   2008                10,000                  9,996             9,751           (f)
       QWEST COMMUNICATION                7.250%   2008                 3,000                  3,000             2,994           (f)
       REPUBLIC SERVICES                  6.625%   2004                 5,000                  4,986             5,195           (f)
       RIO ALTO EXPLORATION               7.690%   2005                 9,000                  9,000             9,310      (d)  (f)
       SBC COMMUNICATIONS                 5.750%   2006                10,000                 10,312            10,236           (f)
       SANTA FE SNYDER                    8.050%   2004                 2,000                  1,987             2,104           (f)
       S WESTERN PUB SERV                 5.125%   2006                 7,000                  6,982             6,866           (f)
       SPRINT CORP                        8.125%   2002                 5,000                  5,022             5,128           (f)
       USX CORP                           7.200%   2004                10,000                 10,114            10,592           (f)
       USA WASTE SERVICES                 6.500%   2002                10,000                  9,999            10,258           (f)
       VINTAGE PETROLEUM                  7.875%   2011                 2,000                  2,003             1,960           (f)


                                                                  Bal Held at
                                                                   12/31/01
                                                                  Principal Amt
                                                                 of Bonds & Notes         Cost             Value at
                                                                     or                  (Notes           12/31/01
Issuer Name and Issue Title                                      # of Shares             a & c)            (Note a)
       VIRGINIA ELECTRIC                  5.750%   2006                 4,675                  4,661             4,722           (f)
       VODAFONE AIRTOUCH                  7.625%   2005                10,000                 10,184            10,753           (f)
       WILLIAMS CO INC                    6.500%   2002                12,000                 11,998            12,245           (f)
       WISCONSIN ENERGY                   5.875%   2006                10,000                  9,957            10,207           (f)
                                                                  ------------      -----------------   ---------------
  Total Public Utility                                                372,375                374,292           380,570
                                                                  ------------      -----------------   ---------------
  Finance
       AMB REIT                           7.200%   2005                 5,000                  4,994             5,205           (f)
       AT&T CAPITAL CORP                  6.900%   2002                15,000                 15,000            15,050           (f)
       AERCO LDT S-1A CL C1               3.246%   2023                13,069                 12,955            12,960           (f)
       O`N`E` LOAN TRUST 97               2.900%   2007                25,000                 25,412            25,412      (d)
       ALLIANCE CAPITAL                   5.625%   2006                12,500                 12,437            12,628           (f)
       WASHINGTON MUTUAL                  6.300%   2002                 8,000                  8,032             8,219           (f)
       BAMS 1998-2 1A5                    6.750%   2028                 8,810                  8,745             8,942           (f)
       BALL 2001-FM A1                    6.119%   2010                 4,714                  4,715             4,650      (d)  (f)
       BALL 2001-7WTC E CMO               2.750%   2031                 8,213                  8,213             8,213           (f)
       BANK OF AMER                       7.125%   2006                 5,000                  5,238             5,378           (f)
       BANK ONE                           6.500%   2006                10,000                 10,123            10,455           (f)
       BANK OF AMERICA GBL                6.625%   2004                 5,000                  4,995             5,272           (f)
       BANPONCE FIN CORP                  6.580%   2003                 5,000                  4,994             5,156           (f)
       BISTRO TRST 1997-100               6.350%   2002                 7,000                  6,996             7,264      (d)  (f)
       CWHL 2000-7R A1 CMO                6.500%   2030                11,886                 11,681            12,074           (f)
       CAPITAL ONE BANK                   6.375%   2003                 5,500                  5,496             5,586           (f)
       CAPITAL ONE BANK                   2.853%   2003                12,000                 12,000            12,007           (f)
       CAPSTAR HOTEL                      8.750%   2007                 3,000                  2,997             2,513           (f)
       CATERPILLER FINANCE                6.875%   2004                 5,000                  4,989             5,286           (f)
       CXHE 2001-A A4                     6.470%   2029                10,000                 10,030            10,241           (f)
       CCMSC 1997-2 CLSS A1               6.450%   2004                 1,710                  1,710             1,783           (f)
       CHASE 1999-AS2A H1                 6.500%   2029                 7,042                  7,059             7,251           (f)
       CMSI 2001-6 A2 CMO                 6.500%   2029                12,751                 12,781            12,956           (f)
       CONTI MTG HEL TRTA-6               6.690%   2016                 6,424                  6,424             6,589           (f)
       CONTI 98-1 CLASS A5                6.430%   2016                 7,350                  7,350             7,447           (f)
       COUNTRYWIDE                        5.250%   2004                10,000                  9,981            10,216           (f)
       COUNTRYWIDE HOME                   5.500%   2006                 5,000                  4,977             4,984           (f)
       DLJ CMC 99-CG3 A1-A                7.120%   2008                 8,769                  8,802             9,299           (f)
       DIME BANCORP                       9.000%   2002                 5,000                  5,000             5,247           (f)
       DUKE REALTY                        7.300%   2003                 7,500                  7,497             7,862           (f)
       ECH FUNDING 98-1 A-2               3.442%   2010                19,000                 19,000            16,388      (d)  (f)
       EQUICREDIT 97-3 A6                 6.610%   2021                 3,812                  3,815             3,919           (f)
       ELAN PHARMACEUTICAL                8.430%   2002                10,000                 10,000            10,223      (d)  (f)
       ELAN PHARMACEUTICAL                7.620%   2005                 7,000                  7,000             7,307      (d)  (f)
       FDIC 96-1C CLASS 1A                6.750%   2026                 1,017                  1,016             1,040           (f)
       FMAC LLC 98-D CL A-1               6.111%   2019                 2,055                  2,059             2,092      (d)  (f)
       FBMS 93-2 CL B1 CMO                7.500%   2033                 5,161                  5,274             5,245           (f)
       FBMS 93-M1 CL 1A CMO               6.750%   2006                 6,519                  6,454             6,696           (f)
       FIRST UNION CORP                   6.625%   2004                 3,000                  2,994             3,175           (f)
       FULB 97-C1 A-1 MBS                 7.150%   2004                 3,920                  3,945             4,059           (f)
       FULB 97-C2 CLASS A1                6.479%   2004                 2,358                  2,363             2,405           (f)
       FIRSTPLUS 98-A-A NIM              14.690%   2023                 2,852                  2,852             3,166      (d)  (f)
       GATX CAP CORP MTN                  6.360%   2002                 5,000                  4,987             4,894           (f)
       GECMS 99-15 A1                     6.750%   2029                11,525                 11,296            11,724           (f)
       GMAC 96-C1 COMM MBS                6.790%   2003                   198                    198               198           (f)
       GMAC 97-C2 A CMBS                  6.451%   2004                 3,645                  3,651             3,751           (f)
       GS-96PROTECT LIFE A1               7.020%   2027                 2,782                  2,817             2,868           (f)


                                                                  Bal Held at
                                                                   12/31/01
                                                                  Principal Amt
                                                                 of Bonds & Notes         Cost             Value at
                                                                     or                  (Notes           12/31/01
Issuer Name and Issue Title                                      # of Shares             a & c)            (Note a)
       GOLDMAN SACHS                      7.625%   2005                10,000                 10,539            10,745           (f)
       GREENTREE EQ 96-B                  7.700%   2018                 7,424                  7,506             7,433           (f)
       GREENPOINT BANK                    6.700%   2002                 9,250                  9,256             9,418           (f)
       HELLER FINANCIAL                   6.440%   2002                 5,000                  4,996             5,152           (f)
       HELLER FIN                         7.875%   2003                 5,000                  4,996             5,342           (f)
       HELLER FINANCIAL                   7.500%   2002                 5,000                  4,999             5,148           (f)
       HOMESIDE LENDING                   6.875%   2002                10,000                 10,000            10,148           (f)
       HOUSEHOLD FINL CORP                6.500%   2006                 2,000                  1,996             2,056           (f)
       HOUSEHOLD FIN MTN                  7.100%   2002                10,000                  9,999            10,171           (f)
       MSC 2000-HG C                      7.562%   2005                 2,500                  2,500             2,664      (d)  (f)
       JP MORGAN GLOBAL                   5.625%   2006                10,000                 10,272            10,154           (f)
       JPMCC 2001-CIBIC1 A1               5.288%   2033                 6,588                  6,588             6,728           (f)
       KELLOGG UK HDLG CO                 4.490%   2006                14,000                 14,000            12,520      (d)  (f)
       LBCMT 98-C1 A-1 CMBS               6.330%   2004                 2,417                  2,422             2,499           (f)
       LBCMT 98-C4 A1A CMBS               5.870%   2006                 4,089                  4,100             4,212           (f)
       LIFT 2001-1 A3 ABS                 2.326%   2016                 4,781                  4,781             4,745           (f)
       LEH BROS HLDG                      6.250%   2006                10,000                  9,983            10,244           (f)
       LONG ISL SAV BK                    7.000%   2002                 5,000                  4,998             5,092           (f)
       MBNA AMERICA                       7.750%   2005                 6,000                  5,982             6,216           (f)
       MGIC INVT CORP                     7.500%   2005                 7,000                  6,978             7,430           (f)
       ML CBO14 98-E&P-1 FL               0.000%   2010                11,000                      0                 0      (d)  (f)
       MARSHALL & ILSLEY CO               5.750%   2006                10,000                  9,994            10,097           (f)
       MERCANTLE SAFE BK CD               7.400%   2002                 7,500                  7,500             7,543           (f)
       ML CBO 98 AIG-2 B-1                 .646%   2010                 6,500                    325               325           (f)
       JPMS 96-C2 CL A                    6.470%   2027                 1,636                  1,641             1,689           (f)
       JPM 98-C6 A1 CMBS                  6.373%   2030                 1,958                  1,961             2,028           (f)
       JPMC 99-C7 A1 CMBS                 6.180%   2035                 8,610                  8,641             8,899           (f)
       JPMC 2000-C9 A1                    7.590%   2032                 4,390                  4,406             4,711           (f)
       MS CAP 1996-WFI MBS                7.233%   2006                 7,946                  7,989             8,424           (f)
       MORGAN STANLEY DEAN                6.100%   2006                 5,000                  4,996             5,153           (f)
       MS CAP 1 1997-XL A-1               6.590%   2030                10,050                 10,071            10,550           (f)
       MS CAP 98-WF1 CMBS                 6.250%   2007                 1,815                  1,820             1,889           (f)
       MCF 96-MC2 CLS A1                  6.758%   2004                 4,231                  4,240             4,401           (f)
       NPF12 2000-1 A ABS                 2.545%   2003                10,000                 10,000             9,981      (d)  (f)
       NSCOR 1998-7 A2                    6.750%   2028                 4,415                  4,378             4,470           (f)
       NSCOR 99-23 A1                     7.000%   2029                 4,079                  4,033             4,137           (f)
       NSCOR 1999-14 A8 CMO               6.500%   2029                12,780                 12,806            13,083           (f)
       ORIX CR ALL 144A MTN               6.640%   2002                16,000                 16,000            16,001      (d)  (f)
       PARACELSUS ESCROW                  0.000%   2006                 5,000                      -                 0
       BANK POPULAR N.A.                  6.625%   2002                12,000                 11,999            12,306           (f)
       PHMS 1993-39 A8 SUPP               6.500%   2008                 3,246                  3,212             3,276           (f)
       QUEBECOR WLD CAP                   7.200%   2006                10,000                 10,000            10,174      (d)  (f)
       RFMSI 1998-S23 CL A1               6.000%   2028                 4,602                  4,609             4,645           (f)
       RFMSI 98-S13 CL A23                6.750%   2028                 2,164                  2,149             2,190           (f)
       RFMS2 2000-HI4 AI3                 7.490%   2013                10,000                 10,000            10,385           (f)
       RASC 99-KS1 AI4 ABS                6.390%   2027                 5,000                  4,992             5,136           (f)
       SL CMBS 97-C1 CLS A                6.875%   2004                 6,239                  6,263             6,509      (d)  (f)
       SBM7 2000-C1 A1                    7.460%   2008                 9,068                  9,032             9,708           (f)
       SALOMON SB HLDS                    5.875%   2006                 5,000                  4,988             5,125           (f)
       SAXON 95-1 BA2 ARM                 7.438%   2025                   519                    527               524           (f)
       STRATG HOTEL99-C1 C                3.550%   2004                 5,000                  5,000             4,955           (f)
       SIMON DEBARTOLO REIT               7.125%   2007                15,000                 15,376            15,163           (f)
       SOVEREIGN BANCORP                 10.250%   2004                 1,000                  1,000             1,060           (f)
       SOVEREIGN BANK 144A               10.200%   2005                 4,329                  4,329             4,697      (d)  (f)
       GMPT 99-C1 D CMBS                  2.946%   2004                 3,000                  3,000             2,967      (d)  (f)


                                                                  Bal Held at
                                                                   12/31/01
                                                                  Principal Amt
                                                                 of Bonds & Notes         Cost             Value at
                                                                     or                  (Notes           12/31/01
Issuer Name and Issue Title                                      # of Shares             a & c)            (Note a)
       TRANS OCEAN CRP 144A               6.670%   2007                 7,104                  7,082             7,490      (d)  (f)
       TRIZEC 2001-TZH C3                 6.522%   2013                 5,000                  5,000             4,995      (d)  (f)
       UCFC 97-B CL A-4 ABS               6.940%   2023                 2,904                  2,904             2,952           (f)
       US BANCORP MTN J                   7.500%   2003                10,000                 10,000            10,605           (f)
       WACHOVIA CORP                      7.450%   2005                 5,000                  5,000             5,396           (f)
       WACHOVIA CORPORATION               4.950%   2006                 6,000                  5,989             5,893           (f)
       WASHINGTON MUTUAL                  7.500%   2006                 1,400                  1,394             1,517           (f)
       WAYLAND FUND                       7.790%   2004                 5,000                  5,000             5,000      (d)  (f)
       ICI INVESTMENTS EMTN               6.750%   2002                10,000                 10,012            10,231           (f)
                                                                  ------------      -----------------   ---------------
  Total Finance                                                       758,616                737,893           749,692
                                                                  ------------      -----------------   ---------------
  Industrial
       AOL TIME WARNER                    6.125%   2006                 8,000                  7,985             8,171           (f)
       ABITIBI CONSOLIDATED               8.300%   2005                 3,250                  3,250             3,389           (f)
       ALLSTATE CORP                      5.375%   2006                 5,000                  4,984             5,009           (f)
       AM AIR ETC                         6.400%   2008                 2,032                  2,032             1,960      (d)  (f)
       AM AIR ETC                         6.400%   2008                 1,634                  1,634             1,576      (d)  (f)
       AM AIR ETC                         6.400%   2008                 1,956                  1,956             1,887      (d)  (f)
       AM AIR ETC                         6.400%   2008                   395                    395               381      (d)  (f)
       AM AIR ETC                         6.400%   2008                   394                    394               380      (d)  (f)
       AM AIR ETC 91-C1                   8.970%   2008                 9,510                  9,737             9,575           (f)
       AMERICAN HOME PROD                 5.875%   2004                 5,000                  4,995             5,190           (f)
       AMERICAN HOME PROD                 6.250%   2006                 5,000                  4,999             5,202           (f)
       AMERICAN STANDARD                  7.375%   2008                 2,000                  1,918             2,000           (f)
       ANTENNA TV SA                      9.000%   2007                 1,800                  1,777             1,566
       AON CORP                           6.900%   2004                 3,000                  2,998             3,144           (f)
       BECKMAN INSTRUMENTS                7.100%   2003                 3,000                  3,000             3,079           (f)
       A.H. BELO                          6.875%   2002                17,885                 17,937            18,071           (f)
       BLACK & DECKER                     7.500%   2003                10,000                 10,097            10,411           (f)
       BRITISH SKY BROAD                  6.875%   2009                 1,500                  1,449             1,437           (f)
       BURLINGTON NORTHERN                6.375%   2005                 5,000                  4,999             5,160           (f)
       CSC HOLDINGS INC                   7.875%   2007                 3,500                  3,359             3,624           (f)
       CSX CORP                           7.050%   2002                10,000                  9,999            10,137           (f)
       CSX CORP MTN                       2.503%   2002                 5,000                  5,000             5,000           (f)
       REYNOLDS METALS CAN                6.625%   2002                 3,900                  3,904             3,956           (f)
       CANANDAIGUA WINE                   8.625%   2006                 1,000                    990             1,030           (f)
       CINGULAR WIRELESS                  5.625%   2006                 5,000                  4,982             5,042      (d)  (f)
       CLARENT HOSPITAL                  11.500%   2005                 1,834                  1,834             1,834      (d)
       CLEAR CHANNEL COMM                 2.420%   2002                 5,000                  5,000             5,006           (f)
       CLEAR CHANNEL                      7.250%   2003                 5,000                  4,999             5,171           (f)
       COLTEC INDUSTRIES                  7.500%   2008                 2,000                  1,998             1,966           (f)
       COMCAST CABLE COMM                 6.375%   2006                 3,800                  3,792             3,867           (f)
       COMPAQ COMPUTER                    7.450%   2002                 5,000                  4,999             5,121           (f)
       CONAGRA                            7.500%   2005                 4,000                  3,993             4,274           (f)
       CONTL AIR EETC 96-1A               6.940%   2013                 8,142                  8,399             7,607           (f)
       COTT BEVERAGES 144A                8.000%   2011                 1,500                  1,466             1,463      (d)  (f)
       COX ENTERPRISES 144A               6.625%   2002                25,000                 24,990            25,429      (d)  (f)
       DR HORTON                          8.000%   2009                 2,000                  1,991             1,960           (f)
       DAIMLERCHRYSLER HLDG               7.125%   2003                10,000                  9,995            10,340           (f)
       TARGET CORP                        6.400%   2003                10,000                  9,994            10,380           (f)
       DELHAIZE AMERICA INC               7.375%   2006                 7,500                  7,541             7,951           (f)
       DELPHI AUTO SYSTEMS                6.550%   2006                 5,000                  4,994             4,966           (f)
       DIAGEO CAPITAL PLC                 6.625%   2004                 6,000                  5,997             6,364           (f)
       ENTERPRISE RENT CAR                6.950%   2004                 9,000                  9,052             9,127      (d)  (f)

                                                                  Bal Held at
                                                                   12/31/01
                                                                  Principal Amt
                                                                 of Bonds & Notes         Cost             Value at
                                                                     or                  (Notes           12/31/01
Issuer Name and Issue Title                                      # of Shares             a & c)            (Note a)
       EARTHGRAINS CO                     8.375%   2003                 5,000                  4,993             5,344           (f)
       EARTHGRAINS CO                     8.500%   2005                 4,000                  3,992             4,437           (f)
       ENERGIZER HOLDINGS                 7.860%   2005                 7,000                  7,000             7,356      (d)  (f)
       FORD MTR CRED-GLOBAL               6.700%   2004                 5,000                  4,995             5,082           (f)
       FORD MOTOR CREDIT CO               6.875%   2006                 5,000                  5,088             5,007           (f)
       GE CAP CORP GLOBAL                 6.700%   2002                 7,500                  7,498             7,745           (f)
       GMAC MTN                           6.380%   2004                14,000                 14,000            14,420           (f)
       GIANT INDUSTRIES                   9.000%   2007                 3,000                  3,000             2,790           (f)
       HARRAHS ENTERTAIN                  7.875%   2005                 2,000                  2,068             2,075           (f)
       HERTZ CORP FLT                     2.546%   2004                10,000                 10,000             9,629           (f)
       ISPMEX 144A LIQUID                10.125%   2003                 1,096                  1,097               658      (d)
       INGERSOLL RAND                     5.800%   2004                10,000                  9,993            10,188           (f)
       INTL FLAVOR FRAGRAN                6.450%   2006                10,000                  9,983            10,113           (f)
       INTL PAPER CO                      8.000%   2003                10,000                  9,987            10,583           (f)
       INT`L SHIPHOLDING                  7.750%   2007                 2,000                  1,993             1,800           (f)
       JONES APPAREL                      7.500%   2004                 3,000                  2,996             3,119           (f)
       JONES APPAREL                      7.875%   2006                 2,000                  1,995             2,064           (f)
       KAUFMAN & BROAD HOME               7.750%   2004                 3,000                  2,989             3,045           (f)
       KELLOGG CO                         5.500%   2003                 5,000                  4,998             5,131           (f)
       KRAFT FOODS                        4.625%   2006                15,000                 14,978            14,660           (f)
       KROGER CO                          8.150%   2006                 4,000                  4,003             4,416           (f)
       LAMAR MEDIA CORP                   8.625%   2007                 2,000                  2,002             2,070           (f)
       LEAR CORP B                        7.960%   2005                 1,500                  1,504             1,516           (f)
       LGETT&PLATT MTN SERD               7.185%   2002                10,000                  9,992            10,134      (d)  (f)
       LOUISIANA PACIFIC                  8.500%   2005                 1,000                    990               978           (f)
       MEDIA GENERAL INC                  6.950%   2006                 5,000                  4,997             5,036           (f)
       MEDIAONE GROUP INC                 6.850%   2002                15,500                 15,500            15,517           (f)
       FRED MEYERS INC                    7.150%   2003                 5,000                  4,997             5,182           (f)
       NCI BUILDING SYSTEMS               9.250%   2009                 2,000                  2,022             1,940           (f)
       NORFOLK SOUTHERN                   6.950%   2002                15,000                 15,018            15,196           (f)
       NORSKE SKOG 144A                   8.625%   2011                 1,500                  1,512             1,556      (d)  (f)
       NWA EETC 01-1A-2                   6.841%   2011                10,000                 10,000             8,930           (f)
       OFFSHORE LOGISTICS                 7.875%   2008                 2,000                  2,003             1,900           (f)
       PHILIP MORRIS                      7.500%   2004                 5,000                  5,144             5,318           (f)
       PINNACLE ONE PARTNRS               8.830%   2004                 6,000                  6,000             6,130      (d)  (f)
       PRINTPACK INC                      9.875%   2004                 2,500                  2,500             2,575           (f)
       PULTE CORP                         9.500%   2003                13,000                 13,000            13,672           (f)
       QUAKER OATS                        6.940%   2003                 1,500                  1,501             1,572           (f)
       QWEST CAP FUND                     7.750%   2006                 3,000                  3,194             3,065           (f)
       S C INTERNATIONAL                  9.250%   2007                 2,000                  2,006             1,280           (f)
       SAFECO CORPORATION                 7.875%   2003                 7,000                  6,991             7,233           (f)
       SCHULER HOMES 144A                 9.375%   2009                 1,000                  1,000             1,035      (d)  (f)
       SCOTTS COMPANY                     8.625%   2009                 2,000                  1,940             2,050           (f)
       STATION CASINO                     8.375%   2008                 1,500                  1,514             1,530           (f)
       SUN MICROSYSTEMS INC               7.000%   2002                 4,000                  4,000             4,084           (f)
       TTX CO 144A                        7.350%   2004                 4,000                  4,000             4,284      (d)  (f)
       TEEKAY SHIPPING CORP               8.320%   2008                 1,500                  1,509             1,545           (f)
       TELEFONICA EUROPE                  7.350%   2005                 8,000                  7,998             8,425           (f)
       TEXTRON INC                        6.375%   2004                 3,000                  2,992             3,073           (f)
       TYCO INT`L P/C                     6.250%   2003                10,000                  9,868            10,256           (f)
       UNILEVER NV                        6.750%   2003                 9,500                  9,479            10,085           (f)
       UNION PACIFIC CORP                 3.150%   2002                12,000                 12,000            12,008           (f)
       UNION PACIFIC                      5.840%   2004                 5,000                  5,000             5,135           (f)
       UNION TANK CAR                     6.500%   2008                 3,856                  3,852             4,011           (f)
       UAL ETC 91-A1                      9.200%   2008                 3,611                  3,518             3,195           (f)


                                                                  Bal Held at
                                                                   12/31/01
                                                                  Principal Amt
                                                                 of Bonds & Notes         Cost             Value at
                                                                     or                  (Notes           12/31/01
Issuer Name and Issue Title                                      # of Shares             a & c)            (Note a)
       UAL EETC 00-2A-1                   7.032%   2010                 4,500                  4,500             4,279           (f)
       UNITED STATIONERS                  8.375%   2008                 1,000                  1,000             1,010           (f)
       UNITED HEALTH GROUP                7.500%   2005                 6,000                  5,983             6,433           (f)
       VIACOM INC                         6.750%   2003                 5,000                  4,999             5,200           (f)
       WALMART STORES                     5.450%   2006                10,000                 10,297            10,256           (f)
       WESTINGHOUSE AIR                   9.375%   2005                 2,250                  2,274             2,273           (f)
       AM AIR ETC                         6.400%   2008                 1,053                  1,053             1,016      (d)  (f)
       AM AIR ETC                         6.400%   2008                 1,053                  1,053             1,016      (d)  (f)
       AM AIR ETC                         6.400%   2008                 1,053                  1,053             1,016      (d)  (f)
       AM AIR ETC                         6.400%   2008                   408                    408               394      (d)  (f)
       AM AIR ETC                         6.400%   2008                   410                    410               395      (d)  (f)
       AM AIR ETC                         6.400%   2008                   663                    663               640      (d)  (f)
       AM AIR ETC                         6.400%   2008                   663                    663               640      (d)  (f)
       AM AIR ETC                         6.400%   2008                   664                    664               640      (d)  (f)
       WORLD COLOR PRESS                  8.375%   2008                 3,000                  3,000             3,015           (f)
                                                                  ------------      -----------------   ---------------
  Total Industrial                                                    570,312                571,013           578,604
                                                                  ------------      -----------------   ---------------
  Total Other Bonds and Notes                                       3,861,387              3,830,161         3,869,454
                                                                  ------------      -----------------   ---------------
  TOTAL BONDS AND NOTES                                             3,861,752              3,830,522         3,869,839
                                                                  ------------      -----------------   ---------------
  PREFERRED STOCK

  Public Utility
       APPALACHIAN PWR $100               5.900% 2008                      10                    998             1,009           (f)
       APPALACHIAN PWR $100               5.920% 2008                      11                  1,093             1,118           (f)
       ATLANTIC CITY EL 100               7.800% 2006                      47                  4,675             4,758           (f)
       BELL ATLANTIC NZ144A               7.080% 2004                      25                  2,543             2,718      (d)  (f)
       BELL ATL NZ$100 144A               5.800% 2004                     100                 10,000            10,584      (d)  (f)
       CENTRAL ILL LT $100                5.850% 2008                      65                  6,502             6,435           (f)
       CON EDISON $100 SR J               6.125% 2002                     150                 15,005            15,525           (f)
       DUKE ENERGY $100 V                 6.400% 2002                      30                  3,000             3,114           (f)
       INDIANA MICH POWER                 6.300% 2009                      52                  5,223             5,287           (f)
       IND MICH POWER $100                6.250% 2009                      20                  2,002             2,018           (f)
       INDIANA MICHIGAN PWR               5.900% 2009                      33                  3,155             3,209           (f)
       LOUISVILLE G&E PFD                 5.875% 2008                      12                  1,198             1,264           (f)
       MIDAMERICAN ENERGY                 7.800% 2006                      49                  5,007             5,108           (f)
       NIAGARA MOHAWK $50                 6.905% 2004                     100                  5,000             5,188           (f)
       NO IND PUB SERV $100               6.500% 2002                     114                 11,561            11,557           (f)
       NORTHWEST NAT GA 100               6.950% 2002                     170                 17,024            17,361           (f)
       OHIO POWER CO $100                 5.900% 2009                      36                  3,551             3,594           (f)
       OHI PWR CO $100                    6.020% 2008                      10                    993             1,005           (f)
       OHIO PWR CO $100                   6.350% 2008                       5                    502               525           (f)
       PECO ENERGY                        6.120% 2003                      32                  3,208             3,244           (f)
       POTOMAC ELEC PWR $50               6.800% 2007                     161                  7,979             8,125           (f)
       ROCHESTER G&E $100                 6.600% 2009                     100                 10,037            10,800           (f)
       SAN DIEGO G&E $25                  1.762% 2008                      60                  1,555             1,478           (f)
       TXU ELECTRIC CO                    6.375% 2008                      54                  5,411             5,532           (f)
       TXU ELECTRIC CO                    6.980% 2008                      50                  5,000             5,117           (f)
       UBS PRIVATE SER H                  5.040% 2002                      15                 15,000            15,000      (d)  (f)
                                                                  ------------      -----------------   ---------------
  Total Public Utility                                                  1,511                147,222           150,673
                                                                  ------------      -----------------   ---------------


                                                                  Bal Held at
                                                                   12/31/01
                                                                  Principal Amt
                                                                 of Bonds & Notes         Cost             Value at
                                                                     or                  (Notes           12/31/01
Issuer Name and Issue Title                                      # of Shares             a & c)            (Note a)
  Finance
       CITIGROUP FRAP 5.86%              5.86%                            150                  7,782             7,751           (f)
       CITIBANK NA                       5.84%                            100                 10,000            10,188           (f)
       JP MORGAN CHASE FRAP              4.96%                            150                  7,500             7,289           (f)
                                                                  ------------      -----------------   ---------------
  Total Finance                                                           400                 25,282            25,228
                                                                  ------------      -----------------   ---------------

  Industrial
       BHP OPERATIONS 144                6.76%    2006                     50                  5,000             5,245      (d)  (f)
       WHIRLPOOL FIN $100 B              6.550%   2008                    180                 18,041            18,816      (d)  (f)
       WHIRLPOOL FINL PFD                6.090%   2002                     37                  3,700             3,756      (d)  (f)
                                                                  ------------      -----------------   ---------------
  Total Industrial                                                        267                 26,741            27,817
                                                                  ------------      -----------------   ---------------
  TOTAL PREFERRED STOCK                                                 2,178                199,245           203,718
                                                                  ------------      -----------------   ---------------
  COMMON STOCK

  Industrial
       CLARENT HOSPITAL                                                    86                    172               344      (d)

  TOTAL  COMMON STOCK                                                      86                    172               344
                                                                  ------------      -----------------   ---------------


TOTAL Investments in Securities of Unaffiliated Issuers                                    4,029,939         4,073,901
TOTAL Reserve for Possible Losses on Corporate Issues                                              0                 0
                                                                                    -----------------  ----------------
                                                                                           4,029,939         4,073,901
                                                                                    =================  ================

NOTES:

a) See Notes 1 and 3 to the financial statements regarding determination of cost and fair values
b) In the absence of market quotations, securities are valued by American Express Certificate Company at fair value
c) Aggregate cost of investment in securities of unaffiliated issuers for federal income tax purposes was $3,053,100
d) Securities acquired in private negotiation which may require registration under federal securities law if they were to be publicly sold. Also see
    Note 3b to financial statements
e)  Non-income producing securities
f) Securities classified as available for sale and carried at fair value on the balance sheet. Also see Notes 1 and 3 to financial statements

AMERICAN EXPRESS CERTIFICATE COMPANY

Investments in and Advances to Affiliates and Income Thereon

December 31, 2001, 2000 and 1999
($ in thousands)
                                                                   Balance December 31, 2001

                                                                                                                      Interest
                                                                                                                     Dividends
                                                          Principal                              Carrying            Credited
                                                          Amount or               Cost            Value              to Income
Name of Issuer and Title of Issue                       No. of Shares             (a)              (b)                  (c)

Wholly Owned Subsidiary (b):
Real Estate Investment Company:
  Investors Syndicate Development Corporation:
      Capital Stock..............................                      100            $422              $422                     $0
                                                    =======================

Other Controlled Companies:                                             $0               0                 0                      0
                                                    =======================

Other Affiliates (as defined in Sec. 2(a)(3) of the
Investment Company Act of 1940)..................                       $0               0                 0                      0
                                                    =======================   -------------   ---------------   --------------------

    Total affiliates.............................                                     $422              $422                     $0
                                                                              =============   ===============   ====================

                                                                   Balance December 31, 2000

                                                                                                                      Interest
                                                                                                                     Dividends
                                                          Principal                              Carrying            Credited
                                                          Amount or               Cost            Value              to Income
Name of Issuer and Title of Issue                       No. of Shares             (a)              (b)                  (c)

Wholly Owned Subsidiary (b):
Real Estate Investment Company:
  Investors Syndicate Development Corporation:
      Capital Stock..............................                      100            $422              $422                     $0
                                                    =======================

Other Controlled Companies:                                             $0               0                 0                      0
                                                    =======================

Other Affiliates (as defined in Sec. 2(a)(3) of the
Investment Company Act of 1940)..................                       $0               0                 0                      0
                                                    =======================   -------------   ---------------   --------------------

    Total affiliates.............................                                     $422              $422                     $0
                                                                              =============   ===============   ====================

                                                                   Balance December 31, 1999
                                                                                                                      Interest
                                                                                                                     Dividends
                                                          Principal                              Carrying            Credited
                                                          Amount or               Cost            Value              to Income
Name of Issuer and Title of Issue                       No. of Shares             (a)              (b)                  (c)

Wholly Owned Subsidiary (b):
Real Estate Investment Company:
  Investors Syndicate Development Corporation:
      Capital Stock..............................                      100            $418              $422                     $0
                                                    =======================

Other Controlled Companies:                                             $0               0                 0                      0
                                                    =======================

Other Affiliates (as defined in Sec. 2(a)(3) of the
Investment Company Act of 1940)..................                       $0               0                 0                      0
                                                    =======================   -------------   ---------------   --------------------

    Total affiliates.............................                                     $418              $422                     $0
                                                                              =============   ===============   ====================


AMERICAN EXPRESS CERTIFICATE COMPANY

Investments in and Advances to Affiliates and Income Thereon

December 31, 2001, 2000 and 1999
($ in thousands)

NOTES:

(a)  The aggregate cost for federal income tax purposes was $422 at December 31,
     2001,   2000,  and  1999,   subject  to  possible   adjustment  in  certain
     circumstances under consolidated income tax return regulations.

(b) Investments in stocks of wholly owned subsidiaries are carried at cost adjusted for equity in undistributed net income since organization or acquisition of the subsidiaries.

(c) There were no dividends or interest earned which were not credited to income.

             AMERICAN EXPRESS CERTIFICATE COMPANY

          Mortgage Loans on Real Estate and Interest
                      Earned on Mortgages

                 Year Ended December 31, 2001
                       ($ in thousands)


                                                       Part 1 -    Mortgage loans on real estate            Part 2 - Interest earned
                                                                         at end of period                          on mortgages
                                                       --------    ---------------------------------------- ------------------------

                                                                               Amount of principal
                                                                             unpaid at end of period
                                                                             -----------------------
                                                                                                                           Average
                                                                      Carrying                                Interest    gross rate
                                                                       amount             Subject    Amount    due and   of interest
                                                                       of (c),              to         of      accrued  on mortgages
                                                      Number  Prior   mortgages         delinquent  mortgages at end of  held at end
                                                        of    liens    (g),(h)           interest     being     period    of period
       Description (a)                                loans    (b)     and (i)   Total     (d)      forclosed    (e)         (f)
-----------------------------                         ------  -----  ---------   -----  ----------  --------- --------- ------------
First mortgages:
 Insured by Federal
 Housing Administration -
   liens on:
     Residential - under $100                             0                 $0      $0        $0          $0                0.000%
     Apartment and business - under $100                  0                  0       0         0           0                0.000%
                                                       ----           --------   -----   -------    --------             ---------

                 Total                                    0                  0       0         0           0                0.000%
                                                       ----           --------   -----   -------    --------             ---------
 Partially guaranteed under Serviceman's
   Readjustment Act of 1944, as amended -
     liens on:
       Residential - under $100                           0                  0       0         0           0                0.000%
       Apartment and business - under $100                0                  0       0         0           0                0.000%
                                                       ----           --------   -----   -------    --------             ---------

                 Total                                    0                  0       0         0           0                0.000%
                                                       ----           --------   -----   -------    --------             ---------
 Other - liens on:
   Residential                                            0                  0       0         0           0                0.000%
                                                       ----           --------   -----   -------    --------             ---------
   Apartment and business:
     Under $100                                           1                 70      70         0           0                9.500%
     $100 to $150                                         0                  0       0         0           0                0.000%
     $150 to $200                                         0                  0       0         0           0                0.000%
     $200 to $250                                         0                  0       0         0           0                0.000%
     $250 to $300                                         1                279     279         0           0                8.500%
     $300 to $350                                         0                  0       0         0           0                0.000%
     $350 to $400                                         0                  0       0         0           0                0.000%
     $400 to $450                                         0                  0       0         0           0                0.000%
     $450 to $500                                         0                  0       0         0           0                0.000%
     Over $500:

 Loan No.        Mortgagor        Property Location

 21-47110 Village North           Brooklyn Park, MN       1              1,240   1,240         0           0               8.7200%
 21-47139 Treasure's Island Inc.  Eagan, MN               1              1,297   1,297         0           0               8.2500%
 21-47140 Harbour Run LTD         Mentor-On-The-
                                  Lake, OH                1              3,508   3,508         0           0               6.9100%
 21-47142 34th Street Properties
          Partnership             Gainsville, FL          1              9,301   9,301         0           0               7.0500%
 21-47147 T & R                   Hilliard, OH            1              6,740   6,740         0           0               7.9900%
 21-47157 John A. Belanich        Tampa, FL               1              3,064   3,064         0           0               7.6500%
 21-47164 Regency                 Hamilton, OH            1              5,340   5,340         0           0               8.1250%

             AMERICAN EXPRESS CERTIFICATE COMPANY

          Mortgage Loans on Real Estate and Interest
                      Earned on Mortgages

                 Year Ended December 31, 2001
                       ($ in thousands)


                                                       Part 1 -    Mortgage loans on real estate            Part 2 - Interest earned
                                                                         at end of period                          on mortgages
                                                       --------    ---------------------------------------- ------------------------

                                                                               Amount of principal
                                                                             unpaid at end of period
                                                                             -----------------------
                                                                                                                           Average
                                                                      Carrying                                Interest    gross rate
                                                                       amount             Subject    Amount    due and   of interest
                                                                       of (c),              to         of      accrued  on mortgages
                                                      Number  Prior   mortgages         delinquent  mortgages at end of  held at end
                                                        of    liens    (g),(h)           interest     being     period    of period
       Description (a)                                loans    (b)     and (i)   Total     (d)      forclosed    (e)         (f)
-----------------------------                         ------  -----  ---------   -----  ----------  --------- --------- ------------
 21-47165 Bowling Green
          Partnership             Sussex, WI              1              2,438   2,438         0           0                7.2000%
 21-47167 Wilder Corp of Delaware Ruskin, FL              1              6,154   6,154         0           0                7.4400%
 21-47168 Wilder Corp of Delaware Riverview, FL           1              3,299   3,299         0           0                7.4400%
 21-47173 Cinram Associates       Fairfield, NJ           1              3,726   3,726         0           0                7.2600%
 21-47184 Mcnab Commerce Center
          Association             Pompano Beach, FL       1              1,930   1,930         0           0                8.2500%
 21-47186 Mack Edison Company     Edison, NJ              1              5,776   5,776         0           0                6.8500%
 21-47187 Industrial Development
          Association             Mebane, NC              1              2,760   2,760         0           0                7.2200%
 21-47190 Bradley Oper            Davenport, IA           1              3,634   3,634         0           0                7.8750%
 21-47191 SSC Associates          St. Clair
          Ltd Ptnshp              Shores, MI              1              5,441   5,441         0           0                7.0000%
 21-47195 Tipotex Inc.            Pharr, TX               1              1,525   1,525         0           0                7.4000%
 21-47196 Tropic Star             Pharr, TX               1              3,308   3,308         0           0                7.4000%
 21-47197 Winter Ranch            Alamo, TX               1                782     782         0           0                7.4000%
 21-47204 Fort Walton             Mary Esther, FL         1              2,818   2,818         0           0                7.0400%
 21-47205 Kavanagh                Tucson, AZ              1              3,695   3,695         0           0                7.0500%
 21-47206 Artrisco                Albuquerque, NM         1              5,040   5,040         0           0                8.2500%
 21-47208 Newport VI              Albuquerque, NM         1                897     897         0           0                8.1250%
 21-47209 Fountain Lake           Brandeton, FL           1              5,332   5,332         0           0                8.3200%
 21-47210 Orion                   West Haven, CT          1              3,979   3,979         0           0                7.8750%
 21-47211 Plaza 7000              Greenwood
                                  Village, CO             1              2,309   2,309         0           0                7.6250%
 21-47212 Howard Lake-Maple
          Plain                   Howard Lake, MN         1              1,242   1,242         0           0                7.7500%
 21-47214 West Health Inc.        Plymouth, MN            1             10,278  10,278         0           0                7.4500%
 21-47215 Invespro                Urbandale, IA           1              3,220   3,220         0           0                8.3750%
 21-47216 Invespro                Urbandale, IA           1              2,535   2,535         0           0                8.3750%
 21-47217 Airport                 Tempe, AZ               1              6,508   6,508         0           0                8.3750%
 21-47218 D&R Northpoin           Sterling, VA            1              1,796   1,796         0           0                8.5000%
 21-47219 Favorite Bay            Albuquerque, NM         1              2,479   2,479         0           0                7.8500%
 21-47223 Westwood Plaza          Houston, TX             1              4,362   4,362         0           0                8.2300%
 21-47224 Custer Office           Plano, TX               1              1,805   1,805         0           0                7.3200%
 21-47225 Valley Mining           Eagan, MN               1              1,585   1,585         0           0                7.2100%
 21-47226 Jake's LP               Austin, TX              1              2,630   2,630         0           0                6.9500%
 21-47227 PW Holdings             Falls Township, PA      1              4,408   4,408         0           0                7.8800%
 21-47228 Lafayette Square        Bridgeport, CT          1              4,173   4,173         0           0                7.1400%
 21-47230 Wilcrest Gree           Houston, TX             1              2,007   2,007         0           0                7.0800%
 21-47231 Midtown Mall            Hastings, MN            1              1,986   1,986         0           0                7.1400%
 21-47232 DHIR Group LLC          Milwaukee, WI           1              4,350   4,350         0           0                7.4000%
 21-47233 Capital Plaza           Jefferson City, MO      1              2,019   2,019         0           0                7.1500%
 21-47234 Southwest Medical       Littleton, CO           1              3,122   3,122         0           0                7.1800%

             AMERICAN EXPRESS CERTIFICATE COMPANY

          Mortgage Loans on Real Estate and Interest
                      Earned on Mortgages

                 Year Ended December 31, 2001
                       ($ in thousands)


                                                       Part 1 -    Mortgage loans on real estate            Part 2 - Interest earned
                                                                         at end of period                          on mortgages
                                                       --------    ---------------------------------------- ------------------------

                                                                               Amount of principal
                                                                             unpaid at end of period
                                                                             -----------------------
                                                                                                                           Average
                                                                      Carrying                                Interest    gross rate
                                                                       amount             Subject    Amount    due and   of interest
                                                                       of (c),              to         of      accrued  on mortgages
                                                      Number  Prior   mortgages         delinquent  mortgages at end of  held at end
                                                        of    liens    (g),(h)           interest     being     period    of period
       Description (a)                                loans    (b)     and (i)   Total     (d)      forclosed    (e)         (f)
-----------------------------                         ------  -----  ---------   -----  ----------  --------- --------- ------------
 21-47235 2507 & 2473 Assc        Southport, CT           1              2,608   2,608         0           0                7.0200%
 21-47237 Abmar Valley            Roanoke, VA             1              1,633   1,633         0           0                7.1000%
 21-47238 Cicero Place            Cicero, IN              1              3,288   3,288         0           0                7.0000%
 21-47240 Crystal Plaza           Baltimore, MD           1              3,797   3,797         0           0                7.0200%
 21-47241 Pal, Inc                Sioux Falls, SD         1              1,122   1,122         0           0                7.0500%
 21-47242 Northpoint AT           San Antonio, TX         1              4,838   4,838         0           0                7.3300%
 21-47243 Pam-Joy Realty          Chesapeake. VA          1              2,904   2,904         0           0                6.9600%
 21-47245 Tide Mill               Southport, CT           1              2,369   2,369         0           0                6.9800%
 21-47246 JLC, IX PF LTD          Dallas, TX              1                955     955         0           0                7.0100%
 21-47247 Airport Land            Tempe, AZ               1              4,564   4,564         0           0                6.8900%
 21-47248 HMJ                     Moorehead, MN           1              5,616   5,616         0           0                6.9600%
 21-47249 MIDEB                   Ventura, CA             1              4,962   4,962         0           0                6.7500%
 21-47250 Thomas Ribis            Alexandria, VA          1              2,647   2,647         0           0                6.9000%
 21-47251 Arcadia Villa           Phoenix, AZ             1              2,705   2,705         0           0                6.8000%
 21-47252 Broken Arrow            Broken Arrow, OK        1              3,228   3,228         0           0                6.8000%
 21-47253 Palo Verde Plaxa        Phoenix, AZ             1              1,614   1,614         0           0                6.8000%
 21-47254 Village S.              Tulsa, OK               1              3,370   3,370         0           0                6.8000%
 21-47255 Gaughan                 Forest Lake/
                                  Stillwater, MN          1              5,422   5,422         0           0                6.8300%
 21-47256 Fremont Apts            Rapid City, SD          1              1,080   1,080         0           0                6.7500%
 21-47257 American Bank Plaza     Corpus Christi, TX      1              6,887   6,887         0           0                6.9000%
 21-47259 Anza Plaza              Santa Clarita, CA       1              1,861   1,861         0           0                6.9500%
 21-47260 Eisenhower 3            Ann Arbor, MI           1              2,855   2,855         0           0                6.9800%
 21-47261 KKMP Properties         Bloomington, MN         1              1,103   1,103         0           0                7.0600%
 21-47262 312 Third Street        Fargo, ND               1              5,587   5,587         0           0                6.9000%
 21-47263 G.O.L.D                 Columbus, OH            1              2,114   2,114         0           0                6.9500%
 21-47264 Esnet Properties        Orem, UT                1              1,891   1,891         0           0                6.8100%
 21-47265 Eaglecreek A            Lakewood, CO            1              2,179   2,179         0           0                6.7700%
 21-47266 Independence            Clarkston, MI           1              4,117   4,117         0           0                6.8900%
 21-47267 Blairhill LLC           Charlotte, NC           1              1,380   1,380         0           0                6.9100%
 21-47268 Lemans Limited          Seebring, FL            1              5,422   5,422         0           0                6.8500%
 21-47269 Hampton Inn             Spokane, WA             1              4,220   4,220         0           0                7.1500%
 21-47270 Brookhollow-2           Houston, TX             1              2,705   2,705         0           0                6.8000%
 21-47271 Wilsonville             Wilsonville, OR         1              1,743   1,743         0           0                6.8500%
 21-47272 Southeast Com           Aurora, CO              1              1,906   1,906         0           0                6.4400%
 21-47273 Sears Bldg              Rapid City, SD          1                877     877         0           0                6.8500%
 21-47274 Edison                  Towson, MD              1              1,140   1,140         0           0                6.8500%
 21-47275 Colorado & SA           Colorado
                                  Springs, CO             1              1,913   1,913         0           0                6.5500%

             AMERICAN EXPRESS CERTIFICATE COMPANY

          Mortgage Loans on Real Estate and Interest
                      Earned on Mortgages

                 Year Ended December 31, 2001
                       ($ in thousands)


                                                       Part 1 -    Mortgage loans on real estate            Part 2 - Interest earned
                                                                         at end of period                          on mortgages
                                                       --------    ---------------------------------------- ------------------------

                                                                               Amount of principal
                                                                             unpaid at end of period
                                                                             -----------------------
                                                                                                                           Average
                                                                      Carrying                                Interest    gross rate
                                                                       amount             Subject    Amount    due and   of interest
                                                                       of (c),              to         of      accrued  on mortgages
                                                      Number  Prior   mortgages         delinquent  mortgages at end of  held at end
                                                        of    liens    (g),(h)           interest     being     period    of period
             Description (a)                          loans    (b)     and (i)   Total     (d)      forclosed    (e)         (f)
-----------------------------                         ------  -----  ---------   -----  ----------  --------- --------- ------------
 21-47277 Alvernon Place          Tucson, AZ              1            2,177     2,177        0           0                7.0000%
 21-47278 VL Grand Rdge           Kennewick, WA           1            6,453     6,453        0           0                6.7500%
 21-47279 Daniel G                Chetek, WI              1            2,000     2,000        0           0                7.2500%
 21-47281 Cleveland               Shaker Heights, OH      1            2,361     2,361        0           0                7.0000%
 21-47282 Cary Bldg LP            Springfield, VA         1            2,140     2,140        0           0                6.8500%
 21-47283 Paragon DTC P           Englewood, CO           1            7,090     7,090        0           0                6.8000%
 21-47284 Tarran                  Batavia, IL             1            3,380     3,380        0           0                7.0000%
 21-47285 Equity One In           Fort Meyers, FL         1            4,397     4,397        0           0                6.7500%
 21-47286 Sandhill SQ             Las Vegas, NV           1            2,498     2,498        0           0                7.0000%
 21-47287 ML LTD Moen             Rogers, MN              1            5,869     5,869        0           0                7.3000%
 21-47288 Hilde                   Plymouth, MN            1            1,905     1,905        0           0                6.8500%
 21-47289 Camp Morrison           Newport News, VA        1            2,654     2,654        0           0                6.9000%
 21-47290 Oakcliff                Doraville, GA           1            2,603     2,603        0           0                7.0000%
 21-47291 Truway                  Liverpool, NY           1            3,031     3,031        0           0                7.0000%
 21-47292 Desert Inn              Las Vegas, NV           1            6,477     6,477        0           0                7.0950%
 21-47293 Julantru                Corvallis, OR           1            4,284     4,284        0           0                6.7500%
 21-47294 Carolace Emb.           Hope Mills, NC          1            1,594     1,594        0           0                7.0000%
 21-47295 Mastercraft             Concord, OH             1            1,245     1,245        0           0                7.0000%
 21-47296 Viviani                 Painesville, OH         1            1,052     1,052        0           0                7.0000%
 21-47297 Viviani                 Concord, OH             1            1,770     1,770        0           0                7.0000%
 21-47298 Shiland Hills           Rock Hill, SC           1              891       891        0           0                7.2500%
 21-47299 Crest                   Escondido, CA           1            2,200     2,200        0           0                7.0000%
 21-47303 KWI 1304                Santa Monica, CA        1            5,300     5,300        0           0                3.9300%
 21-47304 Memorial Six            Houston, TX             1            7,190     7,190        0           0                6.4000%

                                                        107          345,369   345,369        0           0                 6.978%
                                                       ----         --------   -------  ---------  ---------               -------
          Total Other

          Unallocated Reserve for Losses                107          345,369   345,369        0           0                 6.978%
                                                       ----         --------   -------  ---------  ---------               -------
                                                                       1,935
                                                                    --------
          Total First Mortgage Loans on Real Estate     107         $343,434  $345,369  $     0    $      0                 6.978%
                                                       ====         ========  ========  =========  =========               =======

Part 3 - Location of mortgaged properties

($ in thousands)

                                                                                        Amount of principal
                                                                                     unpaid at end of period
                                                                               ------------------------------------

                                                                Carrying                             Subject
                                                                amount of                              to            Amount of
            State in                   Number       Prior       mortgages                          delinquent        mortgages
         which mortgaged                 of         liens       (c), (g),                           interest           being
       property is located             loans         (b)       (h) and (i)          Total              (d)          foreclosed
----------------------------------   -----------   --------   --------------   ----------------   --------------   --------------
    Arizona                                   6                      21,264             21,264                0                0
    California                                4                      14,324             14,324                0                0
    Colorado                                  6                      18,519             18,519                0                0
    Connecticut                               4                      13,129             13,129                0                0
    Florida                                   9                      41,718             41,718                0                0
    Georgia                                   1                       2,604              2,604                0                0
    Illinois                                  1                       3,380              3,380                0                0
    Indiana                                   1                       3,288              3,288                0                0
    Iowa                                      3                       9,390              9,390                0                0
    Maryland                                  2                       4,938              4,938                0                0
    Michigan                                  3                      12,413             12,413                0                0
    Minnesota                                11                      37,544             37,544                0                0
    Missouri                                  1                       2,019              2,019                0                0
    Nevada                                    2                       8,976              8,976                0                0
    New Jersey                                2                       9,502              9,502                0                0
    New Mexico                                3                       8,416              8,416                0                0
    New York                                  1                       3,031              3,031                0                0
    North Carolina                            4                       6,979              6,979                0                0
    North Dakota                              1                       5,587              5,587                0                0
    Ohio                                      7                      22,884             22,884                0                0
    Oklahoma                                  2                       6,597              6,597                0                0
    Oregon                                    2                       6,027              6,027                0                0
    Pennsylvania                              1                       4,408              4,408                0                0
    South Carolina                            1                         891                891                0                0
    South Dakota                              4                       3,357              3,357                0                0
    Texas                                    13                      39,060             39,060                0                0
    Utah                                      1                       1,891              1,891                0                0
    Virginia                                  6                      13,772             13,772                0                0
    Washington                                2                      10,673             10,673                0                0
    Wisconsin                                 3                       8,788              8,788                0                0
                                     -----------              --------------   ----------------   --------------   --------------

                                            107                     345,369            345,369                0                0
                                     -----------              --------------   ----------------   --------------   --------------

    Unallocated Reserve
    for Losses                                                        1,935
                                                              --------------

    Total                                   107                    $343,434           $345,369               $0               $0
                                     ===========              ==============   ================   ==============   ==============

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

(d) Interest in arrears for less than three months has been disregarded in computing the total amount of principal subject to delinquent interest. The amounts of mortgage loans being foreclosed are also included in amounts subject to delinquent interest.

(e) Information as to interest due and accrued for the various classes within the types of mortgage loans is not readily available and the obtaining thereof would involve unreasonable effort and expense.

     The Company does not accrue interest on loans which are over three months delinquent.

(f) Information as to interest income by type and class of loan has been omitted because it is not readily available and the obtaining thereof would involve unreasonable effort and expense. In lieu thereof, the average gross interest rates (exclusive of amortization of discounts and premiums) on mortgage loans held at December 31, 2001 are shown by type and class of loan.

     The average gross interest rates on mortgage loans held at December 31, 2001, 2000, and 1999 are summarized as follows:

                                                             2001      2000       1999
                                                           --------  --------   --------
     First mortgages:
          Insured by Federal Housing Administration         0.000%     0.000%    0.000%
          Partially guaranteed under Servicemen's
            Readjustment Act of 1944, as amended            0.000      0.000     0.000
                                                           -------   --------   --------
          Other                                             6.978      7.276     7.274
                                                           -------   --------   --------


                Combined average                            6.978%     7.276%    7.274%
                                                           ========   ========  ========

(g) Following is a reconciliation of the carrying amount of mortgage loans for the years ended December 31, 2001, 2000 and 1999.

                                           2001         2000         1999
                                        ----------   ----------   ----------
     Balance at beginning of period      $358,575     $378,047     $334,280
       New loans acquired:
         Nonaffiliated companies           16,356          763       66,068
       Reserve for loss reversal                0            0          100
                                        ----------   ----------   ----------

           Total additions                 16,356          763       66,168
                                        ----------   ----------   ----------

                                          374,931      378,810      400,448
                                        ----------   ----------   ----------

     Deductions during period:
       Collections of principal            30,306       20,002       22,401
       Reserve for loss                     1,191          233            0
                                        ----------   ----------   ----------

           Total deductions                31,497       20,235       22,401
                                        ----------   ----------   ----------

     Balance at end of period            $343,434     $358,575     $378,047
                                        ==========   ==========   ==========

(h) The aggregate cost of mortgage loans for federal income tax purposes at December 31, 2001 was $345,369.

(i) At December 31, 2001, an unallocated reserve for loss on first mortgage loans of $1,935 is recorded.

AMERICAN EXPRESS CERTIFICATE COMPANY

Qualified Assets on Deposit

December 31, 2001
($ thousands)

                                                    Investment Securities
                                                  -------------------------
                                                   Bonds and                   Mortgage
                                                     Notes         Stocks       Loans          Other
      Name of Depositary                              (a)           (b)          (c)            (d)          Total
----------------------------------------------    -----------     ---------    ---------     ---------    -----------
Deposits with states or their depositories to
  meet requirements of statutes and
  agreements:

    Illinois - Secretary of
      State of Illinois                                  $49            $0           $0            $0            $49

    New Jersey - Commissioner
      of Banking and Insurance
      of New Jersey                                       50             0            0             0             50

    Pennsylvania - Treasurer
      of the State of
      Pennsylvania                                       149             0            0             0            149

    Texas - Treasurer of the
      State of Texas                                     113             0            0             0            113
                                                  -----------     ---------    ---------     ---------    -----------
    Total deposits with states or their
      depositories to meet requirements of
      statues and agreements                             361             0            0             0            361

Central depository - American
  Express Trust Company                            3,755,970       199,417      343,434       248,462      4,547,283
                                                  -----------     ---------    ---------     ---------    -----------

    Total                                         $3,756,331      $199,417     $343,434      $248,462     $4,547,644
                                                  ===========     =========    =========     =========    ===========

Notes:

  (a)  Represents amortized cost of bonds and notes.
  (b)  Represents average cost of individual issues of stocks.
  (c) Represents unpaid principal balance of mortgage loans less unamortized discounts and reserve for losses.
  (d)  Represents cost of purchased call options and accounts payable purchased.

               AMERICAN EXPRESS CERTIFICATE COMPANY

                       Certificate Reserves

                   Part 1 - Summary of Changes

                   Year ended December 31, 2001
                         ($ in thousands)

                                                                  Balance at beginning of period             Additions
                                                                 --------------------------------  ---------------------------------

                                                                    Number
                                                                      of                                                    Charged
                                                   Yield           accounts     Amount              Charged     Reserv      to other
                                                to maturity         with         of       Amount   to profit  payments by   accounts
                                                on an annual       security    maturity     of     and loss   certificate     (per
             Description                       payment basis       holders      value    reserves  or income    holders      part 2)
             -----------                    --------------------  ---------   ---------  --------  ---------  ------------  --------

Installment certificates:
  Reserves to mature:
   Series 15, includes extended maturities  2.40 Inst/2.50 Ext.           0           0         0         0           0            0
     "  20,     "        "        "         2.52 Inst/2.50 Ext.           1          14         9         0           0            0
     "  15A,    "        "        "         2.66 Inst/3.04 Ext.           1           7         7         0           0            0
     "  22A,    "        "        "                        3.09         575      13,437    10,738       296         120          211
     "  I-76,   "        "        "                        3.35         393       8,879     5,465       181         151           11
     "  Reserve Plus Flexible Payment                   (note a)        149       1,361       678         0         113           18
     "  IC-Q-Installment                                (note a)         48         572       168         0          21            4
     "  IC-Q-Ins                                        (note a)      1,273      14,541     6,640         0         535          114
     "  IC-Q-Ins Emp                                    (note a)          9          83        57         0           4            1
     "  IC-I                                            (note a)     24,693     410,501   169,125         0      31,582        6,109
     "  IC-I-Emp                                        (note a)        150       2,106     1,123         0         233           47
     "  Inst                                            (note a)      7,685           0    18,816         0      10,432          547
     "  Inst-Emp                                        (note a)         42           0        77         0          53            3
     "  RP-Q-Installment                                (note a)        103       1,351       906         0          11           25
     "  RP-Q-Flexible Payment                           (note a)          9         109        60         0           0            2
     "  RP-Q-Ins                                        (note a)         18         508       124         0           5            3
     "  RP-Q-Ins Emp                                    (note a)          1           6         8         0           0            0
     "  RP-I                                            (note a)        142       4,244     1,453         0         237           54
     "  RP-I-Emp                                        (note a)          0           0         0         0           0            0
     "  Inst-R                                          (note a)         58       9,608       183         0          79            5
     "  Inst-R-Emp                                      (note a)          2          12         4         0           1            0
                                                                  ---------   ---------  --------  --------   ---------     --------

              Total                                                  35,352     467,339   215,641       477      43,577        7,154
                                                                  ---------   ---------  --------  --------   ---------     --------

  Payments made in advance of certificate
   year requirements and accrued interest
   thereon:
   Series 15, includes extended maturities                    2       Not         Not           0         0           0            0
     "  20,     "        "        "                           2     Readily   Applicable        1         0           0            0
     "  15A,    "        "        "                           3    Available                    1         0           0            0
     "  22A,    "        "        "                           3                               380        18          48            4
     "  I-76,   "        "        "                         3.5                               315        16          23            0
                                                                                         --------  --------   ---------     --------

                Total                                                                         697        34          71            4
                                                                                         --------  --------   ---------     --------



  Additional credits and accrued interest
   thereon:
   Series 15, includes extended maturities                  2.5      Not          Not           0         0           0            0
     "  20,     "        "        "                         2.5    Readily    Applicable        2         0           0            0
     "  15A,    "        "        "                           3    Available                    0         0           0            0
     "  22A,    "        "        "                           3                             2,529        67           0          122
     "  I-76,   "        "        "                         3.5                             1,265        42           0           41



                                                                 Deductions                 Balance at close of period
                                                     ----------------------------------  --------------------------------

                                                                                           Number
                                                                               Credited     of
                                                                     Cash      to other   accounts    Amount
                                                                   surrenders  accounts     with        of       Amount
                                                                    prior to      (per    security   maturity      of
             Description                             Maturities     maturity    part 2)   holders      value    reserves
             -----------                             ----------     -------     -------  ---------  ---------   --------
Installment certificates:
  Reserves to mature:
   Series 15, includes extended maturities                    0           0           0         0           0         0
     "  20,     "        "        "                           0           0           9         0           0         0
     "  15A,    "        "        "                           7           0           0         0           0         0
     "  22A,    "        "        "                         145         778       1,351       461      10,874     9,091
     "  I-76,   "        "        "                           0         384         146       359       8,027     5,278
     "  Reserve Plus Flexible Payment                         6         197           0       135       1,256       606
     "  IC-Q-Installment                                      4          50           0        37         460       139
     "  IC-Q-Ins                                          3,021       1,656           0       485       5,501     2,612
     "  IC-Q-Ins Emp                                         33          11           0         3          29        18
     "  IC-I                                                  0      59,853           0    19,577     320,290   146,963
     "  IC-I-Emp                                              0         299           0       118       1,724     1,104
     "  Inst                                                  0       5,161           0     8,097           0    24,634
     "  Inst-Emp                                              0          42           0        40           0        91
     "  RP-Q-Installment                                      1         112           0        88       1,206       829
     "  RP-Q-Flexible Payment                                 4           1           0         7          83        57
     "  RP-Q-Ins                                             49          11           0         9         310        72
     "  RP-Q-Ins Emp                                          7           0           0         0           0         1
     "  RP-I                                                  0         500           0       111       2,949     1,244
     "  RP-I-Emp                                              0           0           0         1           6         0
     "  Inst-R                                                0          27           0        84      10,587       240
     "  Inst-R-Emp                                            0           0           0         2          12         5
                                                     ----------     -------     -------  --------    --------  --------

              Total                                       3,277      69,082       1,506    29,614     363,314   192,984
                                                     ----------     -------     -------  --------    --------  --------

  Payments made in advance of certificate
   year requirements and accrued interest
   thereon:                                                   0           0           0     Not          Not          0
   Series 15, includes extended maturities                    0           0           2   Readily    Applicable      (1)
     "  20,     "        "        "                           0           0           0  Available                    1
     "  15A,    "        "        "                           2          24         116                             308
     "  22A,    "        "        "                           0           6          11                             337
     "  I-76,   "        "        "                  ----------     -------     -------                        --------

                Total                                         2          30         129                              645
                                                     ----------     -------     -------                         --------



  Additional credits and accrued interest
   thereon:
   Series 15, includes extended maturities                    0           0           0     Not          Not          0
     "  20,     "        "        "                           0           0           2   Readily    Applicable      (0)
     "  15A,    "        "        "                           1           0           0  Available                   (1)
     "  22A,    "        "        "                          38         173         334                           2,173
     "  I-76,   "        "        "                           0          89          30                           1,229

               AMERICAN EXPRESS CERTIFICATE COMPANY

                       Certificate Reserves

                   Part 1 - Summary of Changes

                   Year ended December 31, 2001
                         ($ in thousands)

                                                                  Balance at beginning of period             Additions
                                                                 --------------------------------  ---------------------------------

                                                                    Number
                                                                      of                                                    Charged
                                                       Yield       accounts     Amount              Charged     Reserv      to other
                                                    to maturity     with         of       Amount   to profit  payments by   accounts
                                                    on an annual   security    maturity     of     and loss   certificate     (per
             Description                           payment basis   holders      value    reserves  or income    holders      part 2)
             -----------                           -------------  ---------   ---------  --------  ---------  -----------   --------
     "  Reserve Plus Flexible Payment                   (note a)                                0         18            0          0
     "  IC-Q-Installment                                (note a)                                0          4            0          0
     "  IC-Q-Ins                                        (note a)                                0        114            0          0
     "  IC-Q-Ins Emp                                    (note a)                                0          1            0          0
     "  IC-I                                            (note a)                              302      5,987            0          0
     "  IC-I-Emp                                        (note a)                                2         47            0          0
     "  Inst                                            (note a)                               24        540            0          0
     "  Inst-Emp                                        (note a)                                0          3            0          0
     "  RP-Q-Installment                                (note a)                                0         25            0          0
     "  RP-Q-Flexible Payment                           (note a)                                0          2            0          0
     "  RP-Q-Ins                                        (note a)                                0          3            0          0
     "  RP-Q-Ins Emp                                    (note a)                                0          0            0          0
     "  RP-I                                            (note a)                                2         52            0          0
     "  RP-I-Emp                                        (note a)                                0          0            0          0

     "  Inst-RP                                         (note a)                                0          5            0          0
     "  Inst-RP-Emp                                     (note a)                                0          0            0          0
                                                                                         --------  ---------  -----------   --------
              Total                                                                         4,126      6,910            0        163
                                                                                         --------  ---------  -----------   --------

  Reserve for accrued extra contribution 3rd year                                           3,218        587       (2,231)         0
  Reserve for accrued extra contribution 6th year                                               0          0            0          0
  Accrued interest on reserves in default I-76              3.5                                 1          2            0          0
  Reserve for additional credits to be allowed                                                  0          0            0          0
    Installment Certificates-Special Additional                      Not          Not           0          0            0          0
    Credits I-76                                                   Readily    Applicable        0          0            0          0
  Accrued for additional credits to be allowed at                 Available                     0          0            0          0
    next anniversary                                                                           74        172            0          0
  Reserve for death and disability refund options                                               0          0            0          0
  Reserve for reconversion of paid-up certificates                                             54        (21)           0          0
                                                                                         --------  ---------  -----------   --------
                Total installment certificates                                            223,811      8,161       41,417      7,321
                                                                                         --------  ---------  -----------   --------
Fully paid certificates:
  Single-Payment certificates:
    SP 74                                                   3.5           0           0         0          0            0          0
    SP 75                                                   3.5           0           0         0          0            0          0
    SP 76                                                   3.5           0           0         0          0            0          0
    SP 77                                                   3.5           0           0         0          0            0          0
    SP 78                                                   3.5           0           0         0          0            0          0
    SP 79                                                   3.5           2          15        15          0            0          0
    SP 80                                                   3.5          55         346       346          2            0          0
    SP 81A                                                  3.5         219       1,337     1,301         30            0          0
    SP 82A                                                  3.5         181       1,586     1,496         50            0          0
    SP 82B                                                  3.5         312       2,792     2,602         86            0          0


                                                                 Deductions                 Balance at close of period
                                                     ----------------------------------  --------------------------------

                                                                                           Number
                                                                               Credited     of
                                                                     Cash      to other   accounts    Amount
                                                                   surrenders  accounts     with        of        Amount
                                                                    prior to      (per    security   maturity       of
             Description                             Maturities     maturity    part 2)   holders      value     reserves
             -----------                             ----------     -------     -------  ---------  ---------   ---------
     "  Reserve Plus Flexible Payment                         0           0          18                                (0)
     "  IC-Q-Installment                                      0           0           4                                 0
     "  IC-Q-Ins                                              0           0         114                                 0
     "  IC-Q-Ins Emp                                          0           0           1                                 0
     "  IC-I                                                  0           0       6,116                               173
     "  IC-I-Emp                                              0           0          47                                 2
     "  Inst                                                  0           0         547                                17
     "  Inst-Emp                                              0           0           3                                 0
     "  RP-Q-Installment                                      0           0          25                                 0
     "  RP-Q-Flexible Payment                                 0           0           2                                 0
     "  RP-Q-Ins                                              0           0           3                                 0
     "  RP-Q-Ins Emp                                          0           0           0                                 0
     "  RP-I                                                  0           0          54                                 0
     "  RP-I-Emp                                              0           0           0                                 0

     "  Inst-RP                                               0           0           5                                 0
     "  Inst-RP-Emp                                           0           0           0                                 0
                                                     ----------     -------     -------                         ---------
              Total                                          39         262       7,305                             3,593
                                                     ----------     -------     -------                         ---------


  Reserve for accrued extra contribution 3rd year             0           0           0                             1,574
  Reserve for accrued extra contribution 6th year             0           0           0                                 0
  Accrued interest on reserves in default I-76                0           0           3                                (0)
  Reserve for additional credits to be allowed                0           0           0
    Installment Certificates-Special Additional               0           0           0     Not        Not              0
    Credits I-76                                              0           0           0   Readily   Applicable          0
  Accrued for additional credits to be allowed at             0           0           0  Available                      0
    next anniversary                                          0           0         140                               106
  Reserve for death and disability refund options             0           0           0                                 0
  Reserve for reconversion of paid-up certificates            0           0           0                                33
                                                     ----------     -------     -------  --------   --------    ---------
                Total installment certificates            3,318      69,374       9,083    29,614    363,314      198,935
                                                     ----------     -------     -------  --------   --------    ---------
Fully paid certificates:
  Single-Payment certificates:
    SP 74                                                     0           0           0         0          0            0
    SP 75                                                     0           0           0         0          0            0
    SP 76                                                     0           0           0         0          0            0
    SP 77                                                     0           0           0         0          0            0
    SP 78                                                     0           0           0         0          0            0
    SP 79                                                     0           0           0         2         15           15
    SP 80                                                   268          24          50         1          4            6
    SP 81A                                                  676         120         179        57        359          356
    SP 82A                                                    0         181           0       161      1,398        1,365
    SP 82B                                                    0         256           0       282      2,521        2,432

               AMERICAN EXPRESS CERTIFICATE COMPANY

                       Certificate Reserves

                   Part 1 - Summary of Changes

                   Year ended December 31, 2001
                         ($ in thousands)

                                                                  Balance at beginning of period             Additions
                                                                 --------------------------------  ---------------------------------

                                                                    Number
                                                                      of                                                    Charged
                                                       Yield       accounts     Amount                Charged    Reserve    to other
                                                    to maturity     with         of        Amount    to profit payments by  accounts
                                                    on an annual   security    maturity      of      and loss  certificate    (per
             Description                           payment basis   holders      value     reserves   or income   holders     part 2)
             -----------                           -------------  ---------   ---------   --------   --------- -----------  --------
    SP 83A                                                  3.5          59         467        430          14          0          0
    SP 83B                                                  3.5         135       1,279      1,155          39          0          0
    IC-2-84                                                 3.5         460       4,454      3,891         130          0          0
    IC-2-85                                                 3.5         202       3,135      2,898           0          0        140
    IC-2-86                                                 3.5         128       1,998      1,576           0          0         72
    IC-2-87                                                 3.5         177       2,856      2,395           0          0        113
    IC-2-88                                                 3.5         315       5,034      4,030           0          0        191
    Reserve Plus Single Payment                         (note a)        550     217,168      4,714           0          0        152
    Cash Reserve Single Payment                         (note b)         23         145        161           0          0          5
    IC-Flexible Savings (Variable Term)                 (note d)     61,304     453,804    518,511           0    678,057     36,147
    IC-Flexible Savings Emp (VT)                        (note d)        863      10,666     13,509           0        673        645
    IC-Preferred Investors                                              145     168,452    174,571           0     24,720      4,521
    IC-Investors                                        (note d)        692   1,018,167  1,089,659           1    500,939     48,871
    IC-Special Deposits U.K.                            (note d)         58      77,515    109,695           0     11,585      4,571
    IC-Special Deposits HONG KONG                       (note d)          7      19,585          0           0          0          0
    IC-1-84                                             (note c)         36         290        261           0          0         13
    Cash Reserve Variable Payment                       (note b)        302       1,498      2,034           0        285         60
    Cash Reserve Variable PMT-3mo.                      (note e)     37,615     125,632    135,211           0    124,226      4,300
    IC-Future Value                                     (note f)      2,729   g             29,020           0          0          0
    IC-Future Value Emp                                 (note f)         57         459        458           0          0          0

    IC-Stock Market                                     (note g)    106,220     451,654    530,003           0    133,264      2,266
    IC-MSC                                              (note g)     19,903     291,598    303,638           0     82,573      2,729
    Equity Indexed Savings                                                4         108        108           0      1,135          0
    IC-AEBI Stock Market                                (note g)         99      26,134     26,996           0     50,272        125
                                                                   --------   ---------  ---------    --------  ---------   --------
                Total                                               232,852   2,888,174  2,960,684         352  1,607,729    104,921
                                                                   --------   ---------  ---------    --------- ---------   --------
  Additional credits and accrued interest thereon:
    SP 74                                                   3.5                                  0           0          0          0
    SP 75                                                   3.5                                  0           0          0          0
    SP 76                                                   3.5                                  0           0          0          0
    SP 77                                                   3.5                                  0           0          0          0
    SP 78                                                   3.5                                  0           0          0          0
    SP 79                                                   3.5                                 15           0          0          0
    SP 80                                                   3.5                                328           2          0          8
    SP 81A                                                  3.5                                962          22          0         30
    SP 82A                                                  3.5                              1,116          37          0         42
    SP 82B                                                  3.5                              1,816          61          0         60
    SP 83A                                                  3.5                                244           8          0         10
    SP 83B                                                  3.5                                614          21          0         23
    IC-2-84                                                 3.5                              2,067          70          0         84
    IC-2-85                                                 3.5                                 46          99          0          0
    IC-2-86                                                 3.5                                 25          54          0          0

    IC-2-87                                                 3.5                                 45          81          0          0
    IC-2-88                                                 3.5                                 73         142          0          0



                                                                 Deductions                 Balance at close of period
                                                     ----------------------------------  --------------------------------

                                                                                           Number
                                                                               Credited     of
                                                                     Cash      to other   accounts      Amount
                                                                   surrenders  accounts     with          of      Amount
                                                                    prior to      (per    security     maturity     of
             Description                             Maturities     maturity    part 2)   holders        value   reserves
             -----------                             ----------     -------     -------  ---------    ---------  --------
    SP 83A                                                    0          65           0         51         398        379
    SP 83B                                                    0          69           0        123       1,203      1,125
    IC-2-84                                                   0         353           0        410       4,056      3,668
    IC-2-85                                                   0         296           0        204       3,684      2,742
    IC-2-86                                                   0         148           0        116       1,864      1,500
    IC-2-87                                                   0         302           0        156       2,557      2,206
    IC-2-88                                                   0         178           0        298       4,792      4,043
    Reserve Plus Single Payment                               0         725           0        474       2,327      4,141
    Cash Reserve Single Payment                               0           5           0         21         143        161
    IC-Flexible Savings (Variable Term)                       0     284,062           0     72,171     871,426    948,653
    IC-Flexible Savings Emp (VT)                              0       2,333           0        732       9,777     12,494
    IC-Preferred Investors                                    0     185,212           0         30      17,179     18,600
    IC-Investors                                              0     543,050           0        637   1,020,204  1,096,420
    IC-Special Deposits U.K.                                  0      26,576           0         53      73,684     99,275
    IC-Special Deposits HONG KONG                             0           0           0          4      14,585          0
    IC-1-84                                                   0          14           0         33         285        260
    Cash Reserve Variable Payment                             0         739           0        250       1,156      1,640
    Cash Reserve Variable PMT-3mo.                            0     130,751           0     35,346     124,332    132,986
    IC-Future Value                                       7,586       2,999           0      1,680      18,435     18,435
    IC-Future Value Emp                                     144          32           0         34         282        282

    IC-Stock Market                                           0     175,222           0     97,475     430,142    490,311
    IC-MSC                                                    0      73,881           0     21,588     304,732    315,059
    Equity Indexed Savings                                    0          23           0         15       1,220      1,220
    IC-AEBI Stock Market                                      0      10,641           0        177      66,083     66,752
                                                       --------   ---------     -------  ---------   ---------  ---------
                Total                                     8,674   1,438,257         229    232,581   2,978,843  3,226,525
                                                       --------   ---------     -------  ---------   ---------  ---------
  Additional credits and accrued interest the
    SP 74                                                     0           0           0                                 0
    SP 75                                                     0           0           0                                 0
    SP 76                                                     0           0           0                                 0
    SP 77                                                     0           0           0                                 0
    SP 78                                                     0           0           0                                 0
    SP 79                                                     0           0           0                                15
    SP 80                                                   262          21          50                                 5
    SP 81A                                                  532          98         141                               243
    SP 82A                                                    0         144           0                             1,051
    SP 82B                                                    0         172           0                             1,765
    SP 83A                                                    0          40           0                               222
    SP 83B                                                    0          40           0                               618
    IC-2-84                                                   0         200           0                             2,021
    IC-2-85                                                   0           4          97                                44
    IC-2-86                                                   0           3          51                                25

    IC-2-87                                                   0           4          81                                41
    IC-2-88                                                   0           2         138                                75

               AMERICAN EXPRESS CERTIFICATE COMPANY

                       Certificate Reserves

                   Part 1 - Summary of Changes

                   Year ended December 31, 2001
                         ($ in thousands)

                                                                  Balance at beginning of period             Additions
                                                                 --------------------------------  ---------------------------------

                                                                    Number
                                                                      of                                                    Charged
                                                       Yield       accounts     Amount                Charged    Reserve    to other
                                                    to maturity     with         of        Amount    to profit payments by  accounts
                                                    on an annual   security    maturity      of      and loss  certificate    (per
             Description                           payment basis   holders      value     reserves   or income   holders     part 2)
             -----------                           -------------  ---------   ---------   --------   --------- -----------  --------
    Reserve Plus SP 2004-4061                           (note a)                                 0         152          0          0
    Cash Reserve SP                                     (note b)                                 0           6          0          0
    IC-Flexible Savings                                 (note d)                             1,195      40,698          0          0
    IC-Preferred Investors                              (note d)                               465       4,237          0          0
    IC-FS-EMP                                           (note d)                                33         748          0          0

    IC-Investors                                        (note d)                             2,698      52,397          0          0
    IC-Special Deposits U.K.                            (note d)                               260       4,469          0          0
    IC-Special Deposits HONG KONG                       (note d)                                 0           0          0          0
    IC-1-84 - 2013-4061                                 (note c)                                 5          13          0          0
    Cash Reserve VP 2004-4061                           (note b)                                 0          62          0          0
    Cash Reserve Variable Payment-3mo.                  (note e)                               233       4,438          0          0
    IC-Future Value                                     (note f)                            17,479       2,770          0          0
    IC-Future Value Emp                                 (note f)                               338          55          0          0
    IC-Stk Mkt, 2004/16/31-4000/16                      (note g)                             1,624       2,158          0          0
    IC-MSC                                              (note g)                               312       2,680          0          0
    IC - EISC                                                                                    0           1          0          0
    IC-AEBI Stk Mkt 2004/31/19-4000/16                  (note g)                                58         316          0          0
                                                                                          --------   ---------  ---------   --------
                Total                                                                       32,051     115,797          0        257
                                                                                          --------   ---------  ---------   --------
  Accrued for additional credits to be allowed
    at next anniversaries:
    SP 78                                                                                       (0)          0          0          0
    SP 79                                                                                        0           0          0          0
    SP 80                                                                                        7           1          0          0
    SP 81A                                                                                      15          18          0          0
    SP 82A                                                                                      13          29          0          0
    SP 82B                                                                                      30          57          0          0
    SP 83A                                                                                       6           5          0          0
    SP 83B                                                                                      10          20          0          0
    IC-2-84 - 2019-4061                                                                         37          74          0          0
    IC-2-85                                                                                     19          30          0          0
    IC-2-86                                                                                     11          15          0          0
    IC-2-87                                                                                     17          25          0          0
    IC-2-88                                                                                     26          41          0          0
    IC-Stock Mkt - 2019/31-4061 SEC 5 from C2785-81                                            120       6,194          0          0
    IC-Market Strategy Certificate (SEC 5 from c2785-81)                                        80       3,244          0          0
    IC-EISC                                                                                      0          13          0          0
    IC-AEBI Stock Market                                                                         9         937          0          0
                                                                                          --------   ---------  ---------   --------
                Total                                                                          400      10,703          0          0
                                                                                          --------   ---------  ---------   --------

                                                                 Deductions                 Balance at close of period
                                                     ----------------------------------  --------------------------------

                                                                                           Number
                                                                               Credited     of
                                                                     Cash      to other   accounts      Amount
                                                                   surrenders  accounts     with          of      Amount
                                                                    prior to      (per    security     maturity     of
             Description                             Maturities     maturity    part 2)   holders        value   reserves
             -----------                             ----------     -------     -------  ---------    ---------  --------
    Reserve Plus SP 2004-4061                                 0           0         152
    Cash Reserve SP                                           0           0           6                                 0
    IC-Flexible Savings                                       0       3,962      36,173                             1,758
    IC-Preferred Investors                                    0         150       4,529                                23
    IC-FS-EMP                                                 0         110         645                                26

    IC-Investors                                              0       5,143      48,871                             1,081
    IC-Special Deposits U.K.                                  0          82       4,571                                76
    IC-Special Deposits HONG KONG                             0           0           0                                 0
    IC-1-84 - 2013-4061                                       0           0          13                                 5
    Cash Reserve VP 2004-4061                                 0           2          60                                 0
    Cash Reserve Variable Payment-3mo.                        0          58       4,303                               310
    IC-Future Value                                       5,324       1,867           0                            13,058
    IC-Future Value Emp                                     153          15           0                               225
    IC-Stk Mkt, 2004/16/31-4000/16                            0         193       2,266                             1,323
    IC-MSC                                                    0          21       2,728                               243
    IC - EISC                                                 0           0           0                                 1
    IC-AEBI Stk Mkt 2004/31/19-4000/16                        0           7         125                               242
                                                     ----------     -------     -------                          --------
                Total                                     6,271      12,338     105,000                            24,496
                                                     ----------     -------     -------                          --------
  Accrued for additional credits to be allowed
    at next anniversaries:
    SP 78                                                     0           0           0                                (0)
    SP 79                                                     0           0           0                                 0
    SP 80                                                     0           0           8                                (0)
    SP 81A                                                    0           0          30                                 3
    SP 82A                                                    0           0          42                                 0
    SP 82B                                                    0           0          60                                27
    SP 83A                                                    0           0          10                                 1
    SP 83B                                                    0           0          23                                 7
    IC-2-84 - 2019-4061                                       0           0          84                                27
    IC-2-85                                                   0           0          43                                 6
    IC-2-86                                                   0           0          21                                 5
    IC-2-87                                                   0           0          32                                10
    IC-2-88                                                   0           0          53                                14
    IC-Stock Mkt - 2019/31-4061 SEC 5 from C2785-81           0           0           1                             6,313
    IC-Market Strategy Certificate (SEC 5 from c2785-81)      0           0           2                             3,322
    IC-EISC                                                   0           0           0                                13
    IC-AEBI Stock Market                                      0           0           0                               946
                                                     ----------     -------     -------                          --------
               Total                                          0           0         409                            10,694
                                                     ----------     -------     -------                          --------

               AMERICAN EXPRESS CERTIFICATE COMPANY

                       Certificate Reserves

                   Part 1 - Summary of Changes

                   Year ended December 31, 2001
                         ($ in thousands)

                                                                  Balance at beginning of period             Additions
                                                                 --------------------------------  ---------------------------------

                                                                    Number
                                                                      of                                                    Charged
                                                       Yield       accounts     Amount                Charged    Reserve    to other
                                                    to maturity     with         of        Amount    to profit payments by  accounts
                                                    on an annual   security    maturity      of      and loss  certificate    (per
             Description                           payment basis   holders      value     reserves   or income   holders     part 2)
             -----------                           -------------  ---------   ---------   --------   --------- -----------  --------
  R Series Single-Payment certificates:
    R-76                                                    3.5           5          24         23           0          0          1
    R-77                                                    3.5          21         371        207           0          0         10
    R-78                                                    3.5          46         404        346           0          0         16
    R-79                                                    3.5          59         766        617           0          0         29
    R-80                                                    3.5          54         497        354           0          0         17
    R-81                                                    3.5          24         315        223           0          0         11

    R-82A                                                   3.5         131       1,078        557           0          0         26
    RP-Q                                                (note a)        311         533      1,247           0          0         40
    R-II                                                    3.5          85         734        351           0          0         16
    RP-2-84                                                 3.5         248       3,201      1,278           0          0         61
    RP-2-85                                                 3.5          87         331        377           0          0         18
    RP-2-86                                                 3.5          20          77         79           0          0          4

    RP-2-87                                                 3.5          52       1,074        282           0          0         14
    RP-2-88                                                 3.5          69         513        352           0          0         17
    Cash Reserve RP                                     (note b)          5          15         31           0          0          1
    IC-Flexible Savings RP                              (note d)     11,850     162,775    179,614           0    168,253     12,741
    RP-Preferred Investors                              (note d)         21      12,607     13,257           0      1,013        453
    Cash Reserve RP-3 mo.                               (note e)      1,708      16,872     17,991           0     24,564        588
    IC-Flexible Savings RP Emp                          (note d)        284       4,242      5,243           0        151        259
    RP-Future Value                                     (note f)      2,365      40,326     40,325           0          0          0
    RP-Future Value Emp                                 (note f)         74       1,269      1,270           0          0          0
    RP-Stock Market                                     (note g)     12,306      99,687    113,985           0     43,971        447
    RP-Market Strategy                                                2,962      85,505     88,651           0     25,163        829
    D-1                                                 (note a)        162      17,935     23,283           0        223      1,012
                                                                  ---------   ---------   --------   --------- ----------   --------
                Total                                                32,949     451,151    489,943           0    263,338     16,610
                                                                  ---------   ---------   --------   --------- ----------   --------

  Additional Interest on R-Series Single
    Payment Reserves:
    R-76                                                    3.5      Not         Not            (0)          1          0          0
    R-77                                                    3.5   Applicable  Applicable         3          10          0          0
    R-78                                                    3.5                                 10          15          0          0
    R-79                                                    3.5                                 13          28          0          0
    R-80                                                    3.5                                 12          16          0          0
    R-81                                                    3.5                                  6          10          0          0
    R-82A                                                   3.5                                 23          25          0          0
    RP-Q                                                (note a)                                 0          40          0          0
    R-II                                                    3.5                                 10          16          0          0
    RP-2-84                                                 3.5                                 36          58          0          0
    RP-2-85                                                 3.5                                 13          17          0          0
    RP-2-86                                                 3.5                                  2           4          0          0
    RP-2-87                                                 3.5                                  9          13          0          0
    RP-2-88                                                 3.5                                  8          15          0          0
    Cash Reserve RP                                     (note b)                                (0)          1          0          0

                                                                 Deductions                 Balance at close of period
                                                     ----------------------------------  --------------------------------

                                                                                           Number
                                                                               Credited     of
                                                                     Cash      to other   accounts     Amount
                                                                   surrenders  accounts     with         of       Amount
                                                                    prior to      (per    security    maturity      of
             Description                             Maturities     maturity    part 2)   holders       value    reserves
             -----------                             ----------     -------     -------  ---------    --------   --------
  R Series Single-Payment certificates:
    R-76                                                      0          10           0          4          15         14
    R-77                                                      0           9           0         18         348        208
    R-78                                                      0          88           0         39         310        274
    R-79                                                      0         114           0         50         637        532
    R-80                                                      0          73           0         44         410        298
    R-81                                                      0          20           0         20         290        214

    R-82A                                                     0          85           0        115         800        498
    RP-Q                                                      0         200           0        270         459      1,087
    R-II                                                      0          44           0         76         644        323
    RP-2-84                                                   0         181           0        212       2,819      1,158
    RP-2-85                                                   0          61           0         72         279        334
    RP-2-86                                                   0           8           0         19          69         75

    RP-2-87                                                   0          34           0         43         673        262
    RP-2-88                                                   0          54           0         61         454        315
    Cash Reserve RP                                           0           0           0          5          15         32
    IC-Flexible Savings RP                                    0      64,002           0     15,438     273,256    296,606
    RP-Preferred Investors                                    0      11,679           0          6       2,847      3,044
    Cash Reserve RP-3 mo.                                     0      27,952           0      1,687      14,165     15,191
    IC-Flexible Savings RP Emp                                0       1,075           0        252       3,522      4,578
    RP-Future Value                                      11,779       3,019           0      1,451      25,529     25,527
    RP-Future Value Emp                                     229         221           0         53         818        820
    RP-Stock Market                                           0      31,857           0     12,652     113,582    126,546
    RP-Market Strategy                                        0      19,003           0      3,455      93,107     95,640
    D-1                                                      13       4,446           0        154      16,174     20,059
                                                     ----------     -------     -------  ---------    --------   --------
                Total                                    12,021     164,235           0     36,196     551,222    593,635
                                                     ----------     -------     -------  ---------    --------   --------

  Additional Interest on R-Series Single
    Payment Reserves:
    R-76                                                      0           0           1     Not          Not           (0)
    R-77                                                      0           0          10  Applicable  Applicable         3
    R-78                                                      0           2          16                                 7
    R-79                                                      0           2          29                                10
    R-80                                                      0           1          17                                10
    R-81                                                      0           0          11                                 5
    R-82A                                                     0           2          26                                20
    RP-Q                                                      0                      40                                 0
    R-II                                                      0           1          16                                 9
    RP-2-84                                                   0           3          61                                30
    RP-2-85                                                   0           1          18                                11
    RP-2-86                                                   0           0           4                                 2
    RP-2-87                                                   0           0          14                                 8
    RP-2-88                                                   0           0          17                                 6
    Cash Reserve RP                                           0           0           1                                (0)

               AMERICAN EXPRESS CERTIFICATE COMPANY

                       Certificate Reserves

                   Part 1 - Summary of Changes

                   Year ended December 31, 2001
                         ($ in thousands)

                                                                  Balance at beginning of period             Additions
                                                                 --------------------------------  ---------------------------------

                                                                    Number
                                                                      of                                                    Charged
                                                       Yield       accounts     Amount                Charged    Reserve    to other
                                                    to maturity     with         of        Amount    to profit payments by  accounts
                                                    on an annual   security    maturity      of      and loss  certificate    (per
             Description                           payment basis   holders      value     reserves   or income   holders     part 2)
             -----------                           -------------  ---------   ---------   --------   --------- -----------  --------
    IC-Flexible Savings RP                              (note d)                               423      14,030          0          0
    RP-Preferred Investors                              (note d)                                36         449          0          0
    Cash Reserve RP-3 mo.                               (note e)                                32         594          0          0
    IC-Flexible Savings RP Emp                          (note d)                                13         279          0          0
    IC-Future Value                                     (note f)                            24,580       3,822          0          0
    IC-Future Value Emp                                 (note f)                               911         137          0          0
    RP-Stock Market                                     (note g)                               313         456          0          0
    RP-Market Strategy                                                                          74         821          0          0
    D-1                                                 (note a)                                 3       1,093          0          0
                                                                                          --------   --------- ----------   --------
                Total                                                                       26,530      21,950          0          0
                                                                                          --------   --------- ----------   --------
    at next anniversaries:
    RP-Stock Market                                                                             33       1,729          0          0
    RP-Market Strategy                                                                          24         981          0          0
                                                                                          --------   --------- ----------   --------
                Total single payment                                                     3,509,665     151,511  1,871,067    121,788
                                                                                          --------   --------- ----------   --------
  Paid-up certificates:
    Series 15 and 20                                       3.25           7          83         76           2          0          0
       "   15A and 22A                                      3.5         241       5,363      4,733         153          0        861
       "   I-76                                             3.5         529       2,800      2,046          68          0        179
                                                                  ---------   ---------   --------   --------- ----------   --------
                Total                                                   777       8,246      6,855         223          0      1,040
                                                                  ---------   ---------   --------   --------- ----------   --------

  Additional credits and accrued interest thereon:
    Series 15 and 20                                        2.5     Not          Not             3           0          0          1
       "   15A and 22A                                        3  Applicable  Applicable        121           3          0         23
       "   I-76                                             3.5                                178           6          0         15
                                                                                          --------   --------- ----------   --------
                Total                                                                          302           9          0         39
                                                                                          --------   --------- ----------   --------
  Accrued for additional credits to be allowed
   at next anniversaries                                                                        24          50          0          0
                                                                  ---------   ---------   --------   --------- ----------   --------
                Total paid-up                                           777       8,246      7,181         282          0      1,079
                                                                  ---------   ---------   --------   --------- ----------   --------

  Optional settlement certificates:
    Series 1, IST&G                                           3          12                      3           0          0          0
    Other series and conversions from Single                                                                 0          0          0
      Payment certificates                          2.5-3-3-3.5       5,717                 78,636       2,291          0      2,119
    Series R-76 thru R-82A                                    3          15                     54           1          0          1
    Series R-II & RP-2-84 thru 88                           3.5          11                    263           8          0          4
    Reserve Plus Single-Payment                         (note a)         81                    829          27          0          0
    Reserve Plus Flex-Pay & IC-Q-Inst                   (note a)         14                     66           2          0          0
    Series R-Installment                                (note a)         32                    187           5          0          0

                                                                 Deductions                 Balance at close of period
                                                     ----------------------------------  --------------------------------

                                                                                           Number
                                                                               Credited     of
                                                                     Cash      to other   accounts     Amount
                                                                   surrenders  accounts     with         of       Amount
                                                                    prior to      (per    security    maturity      of
             Description                             Maturities     maturity    part 2)   holders       value    reserves
             -----------                             ----------     -------     -------  ---------    --------   --------
    IC-Flexible Savings RP                                    0       1,144      12,741                               568
    RP-Preferred Investors                                    0          26         453                                 6
    Cash Reserve RP-3 mo.                                     0           1         588                                37
    IC-Flexible Savings RP Emp                                0          22         260                                10
    IC-Future Value                                       8,477       1,992           0                            17,933
    IC-Future Value Emp                                     240         259           0                               549
    RP-Stock Market                                           0          35         447                               287
    RP-Market Strategy                                        0           2         830                                63
    D-1                                                       0          83       1,013                                (0)

                Total                                     8,717       3,576      16,613                            19,574
                                                     ----------     -------     -------                          --------
    at next anniversaries:
    RP-Stock Market                                           0           0           1                             1,761
    RP-Market Strategy                                        0           0           0                             1,005
                                                     ----------     -------     -------                          --------
                Total single payment                     35,683   1,618,406     122,252                         3,877,690
                                                     ----------     -------     -------                          --------
  Paid-up certificates:
    Series 15 and 20                                         15          16           0          5          50         47
       "   15A and 22A                                      416         528         664        207       4,648      4,139
       "   I-76                                               0         411           0        502       2,489      1,882
                                                     ----------     -------     -------   --------    --------   --------
                Total                                       431         955         664        714       7,187      6,068
                                                     ----------     -------     -------   --------    --------   --------

  Additional credits and accrued interest thereon:
    Series 15 and 20                                          0           1           0      Not        Not            3
       "   15A and 22A                                       17           9          14  Applicable  Applicable       107
       "   I-76                                               0          27           0                               172
                                                     ----------     -------     -------                          --------
                Total                                        17          37          14                               282
                                                     ----------     -------     -------                          --------

  Accrued for additional credits to be allowed
   at next anniversaries                                      0           0          38                                36
                                                     ----------     -------     -------   --------    --------   --------
                Total paid-up                               448         992         716        714       7,187      6,386
                                                     ----------     -------     -------   --------    --------   --------
  Optional settlement certificates:
    Series 1, IST&G                                           1           0           0         12                      2
    Other series and conversions from Single                  0           0           0          0                      0
      Payment certificates                                4,310       5,623           0      5,133                 73,113
    Series R-76 thru R-82A                                   20           0           0          0                     36
    Series R-II & RP-2-84 thru 88                            40           0           0          0                    235
    Reserve Plus Single-Payment                              35         103           0         68                    718
    Reserve Plus Flex-Pay & IC-Q-Inst                         4           4           0         13                     60
    Series R-Installment                                     26          24           0         26                    142

               AMERICAN EXPRESS CERTIFICATE COMPANY

                       Certificate Reserves

                   Part 1 - Summary of Changes

                   Year ended December 31, 2001
                         ($ in thousands)

                                                                  Balance at beginning of period             Additions
                                                                 --------------------------------  ---------------------------------

                                                                    Number
                                                                      of                                                    Charged
                                                       Yield       accounts     Amount                Charged    Reserve    to other
                                                    to maturity     with         of        Amount    to profit payments by  accounts
                                                    on an annual   security    maturity      of      and loss  certificate    (per
             Description                           payment basis   holders      value     reserves   or income   holders     part 2)
             -----------                           -------------  ---------   ---------   --------   --------- -----------  --------
    Series R-Single-Payment                             (note a)         17                     13          (0)         0          0
    Add'l credits and accrued int. thereon                2.5-3      Not         Not         9,541         257          0      1,085
    Add'l credits and accrued int. thereon-IST&G          2.5-3  Applicable  Applicable          0           0          0          0

    Accrued for additional credits to be allowed
      at next anniversaries                                                                    547       1,246          0          1
    Accrued for additional credits to be allowed
      at next anniversaries-R-76 thru R-82A & R-II                                               2           3          0          0
    Accrued for additional credits to be allowed
      at next anniversaries-IST&G                                                                0           0          0          0
                                                                  ---------              ---------     -------  ---------    -------
                Total optional settlement                             5,899                 90,141       3,840          0      3,210
                                                                  ---------              ---------     -------  ---------    -------

                                                                                 Not                               Not
Due to unlocated certificate holders                                         Applicable        261           1  Applicable        73
                                                                                         ---------     -------  ---------    -------

                Total certificate reserves                                               3,831,060     163,795  1,912,484    133,470
                                                                                         =========     =======  =========    =======

Income (loss) from purchased and written call options included in provision for certificate reserves in Statement of Operations


Total adjusted certificate reserves


Provision for certificate reserves and additional
  credits, per Statement of Operations                                                                 156,531
Provision for reconversion applied against reserve recoveries from
  terminations prior to maturity in Statement of Operations                                                (20)
Income (loss) from purchased and written call options included
  in provision for certificate reserves in Statement of Operations                                       7,284
                                                                                                       -------
                                                                                                       163,795
                                                                                                       =======

                                                                 Deductions                 Balance at close of period
                                                     ----------------------------------  --------------------------------

                                                                                           Number
                                                                               Credited     of
                                                                     Cash      to other   accounts     Amount
                                                                   surrenders  accounts     with         of       Amount
                                                                    prior to      (per    security    maturity      of
             Description                             Maturities     maturity    part 2)   holders       value    reserves
             -----------                             ----------     -------     -------  ---------    --------   --------
    Series R-Single-Payment                                   6           0           0         13                      7
    Add'l credits and accrued int. thereon                  833         769         306          0                  8,975
    Add'l credits and accrued int. thereon-IST&G              0           0           0          0                      0

    Accrued for additional credits to be allowed
      at next anniversaries                                  10           0       1,090          0                    694
    Accrued for additional credits to be allowed
      at next anniversaries-R-76 thru R-82A & R-II            1           0           5          0                     (1)
    Accrued for additional credits to be allowed
      at next anniversaries-IST&G                             0           0           0          0                     (0)
                                                     ----------     -------     -------  ---------               --------
                Total optional settlement                 5,286       6,523       1,401      5,265                 83,981
                                                     ----------     -------     -------  ---------               --------

                                                         Not                                           Not
Due to unlocated certificate holders                 Applicable          32          84             Applicable        219
                                                     ----------     -------     -------  ---------               --------

                                                         44,735   1,695,327     133,536                         4,167,210
                Total certificate reserves               ======   =========     =======                         =========

Income (loss) from purchased and written call options included
  in provision for certificate reserves in Statement of Operations                                                  7,284


Total adjusted certificate reserves                                                                             4,159,926
                                                                                                                =========
Provision for certificate reserves and additional
  credits, per Statement of Operations
Provision for reconversion applied against reserve recoveries from terminations prior to maturity in Statement of Operations
Income (loss) from purchased and written call options included in provision for certificate reserves in Statement of Operations

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

(f) On this series of certificates, there is no minimum rate of accrual of interest. Interest was declared by AECC for a four, five, six, seven, eight, nine or ten year maturity and credited to the reserves maintained at maturity.

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

Part 2 - Description of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Year ended December 31, 2001
($ in thousands)
                              Additions to reserves charged to other accounts    Deductions from reserves credited to other accounts
                              -----------------------------------------------    ---------------------------------------------------
                                                   Transfers of
                                                    maturities
                                                    to extended                                   Conversions
                                                    maturities-                                   to optional   Maturities
                           Reconversions            charged to                                    settlement    transferred
                            of paid-up               reserves                       Conversions   certificates-  to extended
                            certificate             to mature,                       to paid-up     credited     maturities-
                              charged     Charged   additional                      certificates-   to optional  credited to
                            to paid-up      to       credits/                        credited     settlement     reserves to
                           reserves and   advance    interest   Transferred          to paid-up   reserves and     mature-
                            reserve for  payments  and advance  to Federal           surrender      surrender     extended
                           reconversions  reserve    payments   Withholding  Total    income        income       maturities   Total
                           ------------- --------  -----------  -----------  -----   ------------ -------------  ----------   -----
Reserves to mature installment
  certificates:

  Series 15, including extended
             maturities              0        0           0           0          0         0             0              0         0
  Series 20, including extended
             maturities              0        0           0           0          0         0             9              0         9
  Series 15A, including extended
             maturities              0        0           0           0          0         0             0              0         0
  Series 22A, including extended
             maturities             91       99          21           0        211       707           623             21     1,351
  Series I-76                        0       11           0           0         11       146             0              0       146
  Series Reserve Plus
     Flexible Payment                0        0          18           0         18         0             0              0         0
  Series IC-Q-Installment            0        0           4           0          4         0             0              0         0
  Series IC-Q-Ins                    0        0         114           0        114         0             0              0         0
  Series IC-Q-Ins Emp                0        0           1           0          1         0             0              0         0
  Series IC-I                        0        0       6,109           0      6,109         0             0              0         0
  Series IC-I-Emp                    0        0          47           0         47         0             0              0         0
  Series Inst                        0        0         547           0        547         0             0              0         0
  Series Inst-Emp                    0        0           3           0          3         0             0              0         0
  Series RP-Q-Installment            0        0          25           0         25         0             0              0         0
  Series RP-Q-Flexible Payment       0        0           2           0          2         0             0              0         0
  Series RP-Q-Ins                    0        0           3           0          3         0             0              0         0
  Series RP-Q-Ins Emp                0        0           0           0          0         0             0              0         0
  Series RP-I                        0        0          54           0         54         0             0              0         0
  Series RP-I Emp                    0        0           5           0          5         0             0              0         0
                                ------  -------   ---------    --------      -----    ------      --------       --------     -----
              Total                 91      110       6,953           0      7,154       853           632             21     1,506
                               =======  =======   =========    ========      =====    ======      ========       ========     =====

                            Additions to reserves charged to other accounts      Deductions from reserves credited to other accounts
                            -----------------------------------------------      ---------------------------------------------------

                                                      Additions                                     Maturities
                                           Additions  to reserves         Applied to   Conversions  transferred
                                          to advance  to mature-         certificates- to optional  to extended
                            Reconversions  payments-   extended          credited to    settlement  maturities-   Conversions
                             of paid-up   charged to  maturities         reserves to  certificates- credited to   to paid-up
Payments made in advance    certificates-   default   charged to           mature,      credited     reserves     certificates-
  of current certificate     charged to    interest   reserves to          loading     to optional   to mature-    credited to
  year requirements and        paid-up      on late   mature from           and        settlement    extended       paid-up
  accrued interest thereon:   reserves     payments    maturity   Total   insurance     reserves     maturities    reserves    Total
                           -------------- ---------- ------------ -----  ------------ ------------- ------------ ------------- -----
  Series 15, including extended
             maturities            0         0          0             0         0           0              0            0         0
  Series 20, including extended
             maturities            0         0          0             0         0           2              0            0         2
  Series 15A, including extended
              maturities           0         0          0             0         0           0              0            0         0
  Series 22A, including extended
              maturities           1         0          3             4        99          13              3            1       116
  Series I-76                      0         0          0             0        11           0              0            0        11
  Series Reserve Plus
  Flexible Payment                 0         0          0             0         0           0              0            0         0
  Series IC-Q Installment          0         0          0             0         0           0              0            0         0
  Series IC-Q Ins                  0         0          0             0         0           0              0            0         0
  Series IC-Q Ins Emp              0         0          0             0         0           0              0            0         0
  Series IC-I                      0         0          0             0         0           0              0            0         0
  Series IC-I Emp                  0         0          0             0         0           0              0            0         0
  Series RP-Q Installment          0         0          0             0         0           0              0            0         0
  Series RP-Q Flexible Payment     0         0          0             0         0           0              0            0         0
  Series RP-Q Ins                  0         0          0             0         0           0              0            0         0
  Series RP-Q Ins Emp              0         0          0             0         0           0              0            0         0
  Series RP-I                      0         0          0             0         0           0              0            0         0
  Series RP-I Emp                  0         0          0             0         0           0              0            0         0
                                -----     -----    -------       ------     -----      ------          -----      -------    ------
              Total                1         0          3             4       110          15              3            1       129
                                =====     =====    =======       ======     =====      ======          =====      =======    ======

Certificate Reserves
($ in thousands)
Year ended December 31, 2001

Part 2 - Descriptions of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Additional credits on installment certificates and accrued interest thereon:
    Other additions represent:
      Transfers from accruals for additional credits to be allowed at next anniversaries   $            140
      Reconversions of paid-up certificates-charged to paid-up reserves                                  19
      Transfers from maturities to extended maturities                                                    4
                                                                                               -------------
                                                                                           $            163
                                                                                               =============
    Other deductions represent:
      Transfers to reserves on a quarterly basis for Reserve Plus Flexible-
        Payment, IC-Q-Installment and R-Flexible-Payment                                   $          6,939
      Conversions to optional settlement certificates-credited to optional
        settlement reserves                                                                             178
      Conversions to paid-up certificates-credited to paid-up reserves                                  184
      Transfers to extended maturities at maturity                                                        4
                                                                                               -------------
                                                                                           $          7,305
                                                                                               =============
Accrual for additional credits to be allowed on installment certificates at next anniversaries:
    Other deductions represent:
      Transfers to reserves for additional credits on installment certificates             $            140
                                                                                               =============
Reserve for death and disability refund options: Other deductions represent:
      Payments, in excess of installment reserves, made to certificate holders
        who exercised the death and disability refund options.                             $              0
                                                                                               ============

Reserve for reconversions of paid-up certificates:
    The amount shown as charged to profit and loss has been deducted from
      reserve recoveries in the accompanying Statement of Operations                       $              0
                                                                                               =============
    Other deductions represent:
      Amounts credited to installment certificate reserves to mature, on
      reconversions of paid-up certificates.                                               $              0
                                                                                               =============
Paid-up certificates:
  Other additions represent:
    Conversions from installment certificates (charged to installment reserves
      less surrender charges)                                                              $          1,040
    Transfers from accrual for additional credits to be allowed at next
       anniversaries                                                                                     39
                                                                                               -------------
                                                                                           $          1,079
                                                                                               ============
  Other deductions represent:
    Transfers credited to installment reserves on reconversions to installment
      certificates                                                                         $            110
    Transfers for accrual for additional credits and accrued interest thereon                            52
    Transfers to settlement options                                                                     554
                                                                                               -------------
                                                                                           $            716
                                                                                               =============

Certificate Reserves
($ in thousands)
Year ended December 31, 2001

Part 2 - Descriptions of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Default interest on installment certificates:
  Other additions represent:
    Reconversions  of paid-up certificates charged to paid-up reserves                        $              0
                                                                                                  =============

  Other deductions represent:
    Conversions to paid-up certificates - credited to paid-up reserves                        $              0
    Transfers to advance payments as late payments are credited to certificates                              3
                                                                                                  -------------
                                                                                              $              3
                                                                                                  =============
Optional settlement certificates:
  Other additions represent:
    Transfers from installment certificate reserves (less surrender charges), single-payment and Series D certificate reserves upon election of
      optional settlement privileges                                                          $          1,557
    Transfers from paid-up certificate reserves                                                            568
    Transfers from accruals for additional credits to be allowed at next anniversaries                   1,085
                                                                                                  -------------
                                                                                              $          3,210
                                                                                                  =============
  Other deductions represent:
    Transfers to reserve for additional credits and accrued interest thereon                  $          1,091
    Transfers to optional settlement reserves                                                              310
                                                                                                  -------------
                                                                                              $          1,401
                                                                                                  =============
Single-Payment certificates:
   Other additions represent:
    Transfers from accruals for additional credits to be allowed at next anniversaries        $            257
    Transfers from accruals on a quarterly basis on:                                                         0
      Reserve Plus Single-Payment                                                                          152
      Cash Reserve Single-Payment                                                                            5
      Flexible Savings                                                                                  36,147
      Flexible Savings-Emp                                                                                 645
      Preferred Investors                                                                                4,521
      Investors                                                                                         48,871
      Special Deposits                                                                                   4,571
      Cash Reserve                                                                                          60
      Cash Reserve-3mo                                                                                   4,300
      Future Value                                                                                           0
      Stock Market                                                                                       2,266
      Market Strategy                                                                                    2,729
      AEBI Stock Market                                                                                    125
      R82-B                                                                                                 40
      Cash Reserve-RP                                                                                        1
      Cash Reserve-RP-3mo                                                                                  588
      Flexible Saving-RP                                                                                12,741
      Flexible Savings-RP-Emp                                                                              259
      Preferred Investors-RP                                                                               453
      Stock Market-RP                                                                                      447
      Market Strategy-RP                                                                                   829
    Transfers from accruals at anniversaries maintained in a separate                                    1,780
                                                                                                  -------------
      reserve account.                                                                        $        121,787
                                                                                                  =============

Certificate Reserves
($ in thousands)
Year ended December 31, 2001

Part 2 - Descriptions of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Single-Payment certificates continued:

   Other deductions represent:
    Transfers to optional settlement reserves:
      Single-Payment                                                            $          3,975
      R Single-Payment                                                                         0
    Transfers to reserves for additional credits and accrued interest thereon              1,780
    Transfers to a separate reserve account from the accrual account                         257
    Transfers to reserves on a quarterly basis:
      Reserve Plus Single-Payment                                                            151
      Cash Reserve Single-Payment                                                              6
      Flexible Savings                                                                    36,147
      Flexible Savings-Emp                                                                   645
      Preferred Investors                                                                  4,529
      Investors                                                                           48,871
      Special Deposits                                                                     4,571
      Cash Reserve                                                                            60
      Cash Reserve-3mo                                                                     4,299
      Stock Market                                                                         2,266
      AEBI Stock Market                                                                      125
      R82-B                                                                                   40
      Cash Reserve-RP                                                                          1
      Cash Reserve-RP-3mo                                                                    588
      Flexible Saving-RP                                                                  12,741
      Flexible Savings-RP-Emp                                                                260
      Preferred Investors-RP                                                                 453
      Stock Market-RP                                                                        448
    Transfers to Federal tax withholding                                                      39
                                                                                    -------------
                                                                                $        122,252
                                                                                    =============
Due to unlocated certificate holders:
   Other additions represent:
    Amounts equivalent to payments due certificate holders who could
      not be located                                                            $             73
                                                                                    =============

   Other deductions represent:
    Payments to certificate holders credited to cash                            $             84
                                                                                    =============

Part 3 - Information Regarding Installment Certificates
              Classified by Age Groupings
                   ($ in thousands)

             Year ended December 31, 2001

                                                                                                            Deductions from Reserves
                                                                                                            ------------------------

                                                                                                                  Cash
                                                      Accounts with          Amount of          Amount of      Surrenders
                                     Months        Certificate Holders     Maturity Value       Reserves        Prior to
Certificate Series                    Paid            December 31,          December 31,       December 31,     Maturity    Other
------------------                   -------       -------------------     --------------     -------------    ----------  --------

                                                      2000     2001        2000     2001      2000    2001      2001         2001
                                                     ------   ------      ------   ------    ------  ------    ------      --------
20, including extended maturities    253-264             1        0          14        0         9       0         0             0
                                     265-276             0        0           0        0         0       0         0             9
                                     277-288             0        0           0        0         0       0         0             0
                                     289-300             0        0           0        0         0       0         0             0
                                     301-312             0        0           0        0         0       0         0             0
                                     313-324             0        0           0        0         0       0         0             0
                                     325-336             0        0           0        0         0       0         0             0
                                     337-348             0        0           0        0         0       0         0             0
                                     349-360   (a)       0        0           0        0         0       0         0             0
                                                    -------   ------      ------   ------    ------  ------    ------      --------

  Total                                                  1        0          14        0         9       0         0             9
                                                    -------   ------      ------   ------    ------  ------    ------      --------

15A, including extended maturities   229-240   (a)       0        0           0        0         0       0         0             0
                                     241-252             1        0           7        0         7       0         0             0
                                                    -------   ------      ------   ------    ------  ------    ------      --------

  Total                                                  1        0           7        0         7       0         0             0
                                                    -------   ------      ------   ------    ------  ------    ------      --------

22A, including extended maturities     73-84             1        0          19        0         4       0         0             0
                                       85-96             0        0           0        0         0       0         0             0
                                      97-108             0        0           0        0         0       0         0             0
                                     109-120             0        0           0        0         0       0         0             0
                                     121-132             1        0          13        0         5       0         0             0
                                     133-144             2        1          38       13        16       6         0             8
                                     145-156             1        1          15       19         7       8         0             0
                                     157-168             2        1          56       15        30       8         0             0
                                     169-180             0        2           0       56         0      33         0             0
                                     181-192             2        0          56        0        36       0         0             0
                                     193-204             1        2          19       38        12      26        26             0
                                     205-216             1        0          19        0        14       0         0             0
                                     217-228             1        1          38       18        30      14         0            65
                                     229-240             4        0         109        0        94       0         0            34
                                     241-252             6        3         148       34       136      30         0            34
                                     253-264   (a)       7        6         114      148       112     145         0            39

Part 3 - Information Regarding Installment Certificates
              Classified by Age Groupings
                   ($ in thousands)

             Year ended December 31, 2001

                                                                                                            Deductions from Reserves
                                                                                                            ------------------------

                                                                                                                  Cash
                                                      Accounts with          Amount of          Amount of      Surrenders
                                     Months        Certificate Holders     Maturity Value       Reserves        Prior to
Certificate Series                    Paid            December 31,          December 31,       December 31,     Maturity    Other
------------------                   -------       -------------------     --------------     -------------    ----------  --------

                                                      2000     2001        2000     2001      2000    2001      2001         2001
                                                     ------   ------      ------   ------    ------  ------    ------      --------
                                     265-276             7        2          439       36       265      22        0            20
                                     277-288             4        5          461      276       296     177       83             0
                                     289-300            15        3          412      331       283     224       89            27
                                     301-312            78       14        2,075      380     1,475     276       47           135
                                     313-324            80       67        1,991    1,702     1,500   1,277      117            94
                                     325-336            92       71        2,244    1,718     1,797   1,366      177            92
                                     337-348            76       85        1,669    2,027     1,402   1,711       57            46
                                     349-360            76       69        1,500    1,569     1,325   1,389       55           128
                                     361-372            64       65        1,250    1,270     1,163   1,180       53            12
                                     373-384            54       63          753    1,224       736   1,198       61           556
                                                    -------   ------     --------  -------   ------- -------   ------        ------

  Total                                                575      461       13,438   10,874    10,738   9,090      765         1,290
                                                    -------   ------     --------  -------   ------- -------   ------        ------

I-76                                 145-156             0        0            0        0         0       0        0             0
                                     157-168             1        1           37       37        12      12        0             0
                                     169-180             0        0            0        0         0       0        0             0
                                     181-192             2        0           40        0        15       0        0             0
                                     193-204             1        2           25       40        10      17        0             0
                                     205-216             0        1            0       26         0      11        0             0
                                     217-228            15        0          363        0       181       0        0            15
                                     229-240            43       11        1,086      240       571     127       69            17
                                     241-252            67       39        1,716      984       970     555       78            34
                                     253-264            67       60        1,405    1,522       850     920       47             7
                                     265-276            82       63        1,584    1,328     1,018     858       42            20
                                     277-288            72       78        1,670    1,488     1,149   1,019       36            29
                                     289-300            43       65          953    1,510       689   1,105       55            11
                                     301-312             0       39            0      852         0     654       58             0
                                                    -------   ------     --------  -------   ------- -------   ------        ------

  Total                                                393      359        8,879    8,027     5,465   5,278      385           133
                                                    -------   ------     --------  -------   ------- -------   ------        ------

Reserve Plus Flexible Payment        193-204            26        0          149        0       120       0        0             0
                                     205-216            65       24          583      240       276     113       30             0
                                     217-228            58       60          520      552       282     228       96             0
                                     229-240             0       51            0      464         0     263       71             0

Part 3 - Information Regarding Installment Certificates
              Classified by Age Groupings
                   ($ in thousands)

             Year ended December 31, 2001

                                                                                                            Deductions from Reserves
                                                                                                            ------------------------

                                                                                                                  Cash
                                                      Accounts with          Amount of          Amount of      Surrenders
                                     Months        Certificate Holders     Maturity Value       Reserves        Prior to
Certificate Series                    Paid            December 31,          December 31,       December 31,     Maturity    Other
------------------                   -------       -------------------     --------------     -------------    ----------  -------
                                                      2000     2001        2000      2001      2000     2001      2001       2001
                                                     ------   ------      ------    ------    ------   ------    ------    -------

Total                                                  149      135        1,252     1,256       678       604      197         0
                                                    -------  -------     --------  --------  --------  --------  -------   -------

IC-Q-Installment                     169-180             4        0           57         0         9         0        0         0
                                     181-192            24        3          352        51        81         5        5         0
                                     193-204            20       17          163       277        78        59       28         0
                                     205-216             0       17            0       132         0        74       17         0
                                                    -------  -------     --------  --------  --------  --------  -------   -------

  Total                                                 48       37          572       460       168       138       50         0
                                                    -------  -------     --------  --------  --------  --------  -------   -------

IC-Q-Ins                               85-96             1        0           12         0        11         0        0         0
                                      97-108           350        0        4,191         0     1,865         0       10         0
                                     109-120           735      259        8,219     2,917     3,755     1,351      577         0
                                     121-132            50       64          523       679       304       352      846         0
                                     133-144            40       39          534       436       208       265       69         0
                                     145-156            63       36          747       491       379       170       42         0
                                     157-168            24       58          228       693        94       363       72         0
                                     169-180            10       20           87       204        23        94       17         0
                                     181-192             0        9            0        81         0        15       11         0
                                                    -------  -------     --------  --------  --------  --------  -------   -------

  Total                                              1,273      485       14,541     5,501     6,639     2,610    1,644         0
                                                    -------  -------     --------  --------  --------  --------  -------   -------

IC-Q-Ins Emp                          97-108             3        0           18         0         9         0        0         0
                                     109-120             4        1           42         6        34         1        8         0
                                     121-132             1        0            6         0         1         0        3         0
                                     133-144             0        1            0         6         0         2        0         0
                                     145-156             1        0           17         0        13         0        0         0
                                     157-168             0        1            0        17         0        15        0         0
                                                    -------  -------     --------  --------  --------  --------  -------   -------

  Total                                                  9        3           83        29        57        18       11         0
                                                    -------  -------     --------  --------  --------  --------  -------   -------

IC-I                                    1-12             4        1           36         6         2         0        3         0
                                       13-24             8        2           82        12        25         2        1         0
                                       25-36             3        8           80        82        26        34        0         0

Part 3 - Information Regarding Installment Certificates
              Classified by Age Groupings
                   ($ in thousands)

             Year ended December 31, 2001

                                                                                                            Deductions from Reserves
                                                                                                            ------------------------

                                                                                                                  Cash
                                                      Accounts with          Amount of          Amount of      Surrenders
                                     Months        Certificate Holders     Maturity Value       Reserves        Prior to
Certificate Series                    Paid            December 31,          December 31,       December 31,     Maturity    Other
------------------                   -------       -------------------     --------------     -------------    ----------  -------
                                       37-48         2,592        2       44,349        32    13,794        12       18         0
                                       49-60         6,023    2,210      101,537    37,827    37,229    14,458    1,626         0
                                       61-72         7,219    5,036      122,773    84,715    53,560    35,813    5,309         0
                                       73-84         4,581    4,980       77,194    81,965    33,770    38,676   18,030         0
                                       85-96         2,889    3,646       44,279    60,087    20,332    29,086    7,071         0
                                      97-108         1,374    2,479       20,171    37,983    10,387    18,706    2,802         0
                                     109-120             0    1,213            0    17,580         0    10,176    1,200         0
                                                    -------  -------     --------  --------  --------  --------  -------   -------

  Total                                             24,693   19,577      410,501   320,289   169,125   146,963   36,060         0
                                                    -------  -------     --------  --------  --------  --------  -------   -------

IC-I-Emp                               37-48            13        0          138         0        72         0        0         0
                                       49-60            41       11          771       120       309        72        3         0
                                       61-72            42       35          420       609       236       282       70         0
                                       73-84            31       28          384       308       226       193       57         0
                                       85-96            15       22          210       300       111       227       38         0
                                      97-108             8       15          183       210       169       117        0         0
                                     109-120             0        7            0       177         0       216        1         0
                                                    -------  -------     --------  --------  --------  --------  -------   -------

  Total                                                150      118        2,106     1,724     1,123     1,107      169         0
                                                    -------  -------     --------  --------  --------  --------  -------   -------

Inst                                    1-12         1,859    1,733            0         0     1,672     1,742       68         0
                                       13-24         2,003    1,439            0         0     4,065     3,127      327         0
                                       25-36         2,328    1,690            0         0     7,243     5,420      586         0
                                       37-48         1,495    1,971            0         0     5,836     8,139    1,040
                                       49-60             0    1,264            0         0     6,206     6,206      795         0
                                                    -------  -------     --------  --------  --------  --------  -------   -------

  Total                                              7,685    8,097            0         0    25,022    24,634    2,816         0
                                                    -------  -------     --------  --------  --------  --------  -------   -------

Inst-Emp                                1-12            16       10            0         0        13         5        4         0
                                       13-24            10        9            0         0        11        15        5         0
                                       25-36            11        9            0         0        36        13        3         0
                                       37-48             5        7                               17        34       12         0
                                       49-60             0        5            0         0         0        24        0         0
                                                    -------  -------     --------  --------  --------  --------  -------   -------

Part 3 - Information Regarding Installment Certificates
              Classified by Age Groupings
                   ($ in thousands)

             Year ended December 31, 2001

                                                                                                            Deductions from Reserves
                                                                                                            ------------------------

                                                                                                                  Cash
                                                      Accounts with          Amount of          Amount of      Surrenders
                                     Months        Certificate Holders     Maturity Value       Reserves        Prior to
Certificate Series                    Paid            December 31,          December 31,       December 31,     Maturity    Other
------------------                   -------       -------------------     --------------     -------------    ----------  -------

  Total                                                 42       40            0         0        77        91       24         0
                                                    -------  -------     --------  --------  --------  --------  -------   -------

R Flexible Payment                   181-192            27        0          382         0         0         0        0         0
                                     193-204             8       25          135       369       216       210       13         0
                                     205-216            35        7          481       115        34        32        0         0
                                     217-228            33       30          353       421       264       230       35         0
                                     229-240             0       26            0       301       392       356       39         0
                                                    -------  -------     --------  --------  --------  --------  -------   -------

  Total                                                103       88        1,351     1,206       906       828       87         0
                                                    -------  -------     --------  --------  --------  --------  -------   -------

RP-Q-Installments                    169-180             7        0           91         0        48         0        0         0
                                     181-192             2        5            0        65        12        45        1         0
                                     193-204             0        2           18        18         0        12        0         0
                                                    -------  -------     --------  --------  --------  --------  -------   -------

  Total                                                  9        7          109        83        60        57        1         0
                                                    -------  -------     --------  --------  --------  --------  -------   -------

RP-Q-Ins                               85-96             0        0            0         0         0         0        0         0
                                      97-108             3        0           31         0         7         0        0         0
                                     109-120             8        3          187        32        39         8        0         0
                                     121-132             4        0          260         0        66         0        0         0
                                     133-144             2        4           18       260         5        59        0         0
                                     145-156             0        2            0        18         0         5        0         0
                                     157-168             1        0           12         0         7         0        0         0
                                                    -------  -------     --------  --------  --------  --------  -------   -------

  Total                                                 18        9          508       310       124        72        0         0
                                                    -------  -------     --------  --------  --------  --------  -------   -------

RP-Q-Ins Emp                          97-108             0        0            0         0         0         0        0         0
                                     109-120             1        0            6         0         8         0        0         0
                                                    -------  -------     --------  --------  --------  --------  -------   -------

  Total                                                  1        0            6         0         8         0        0         0
                                                    -------  -------     --------  --------  --------  --------  -------   -------

RP-I                                   25-36             0        0            0         0         0         0        0         0
                                       37-48            23        0        1,386         0       262         0        0         0
                                       49-60            26       21          765       666       301       214       45         0

Part 3 - Information Regarding Installment Certificates
              Classified by Age Groupings
                   ($ in thousands)

             Year ended December 31, 2001

                                                                                                            Deductions from Reserves
                                                                                                            ------------------------

                                                                                                                  Cash
                                                      Accounts with          Amount of          Amount of      Surrenders
                                     Months        Certificate Holders     Maturity Value       Reserves        Prior to
Certificate Series                    Paid            December 31,          December 31,       December 31,     Maturity    Other
------------------                   -------       -------------------     --------------     -------------    ----------  -------
                                       61-72            28       21          744       528       283       237       81         0
                                       73-84            26       16          567       594       216       219      101         0
                                       85-96            21       17          458       418       271       210       64         0
                                      97-108            18       19          324       431       120       259       25
                                     109-120             0       17            0       312         0       106        2         0
                                                    -------  -------     --------  --------  --------  --------  -------   -------

  Total                                                142      111        4,244     2,949     1,453     1,245      318         0
                                                    -------  -------     --------  --------  --------  --------  -------   -------

Inst-R                                  1-12            14       36        4,823     3,820        50        50        1         0
                                       13-24            21        9        3,819     2,106        67        33        5         0
                                       25-36            19       19          274     3,776        56        91        2         0
                                       37-48             4       16          689       210        10        58       14
                                       49-60             0        4            0       675         0        10        0         0
                                                    -------  -------     --------  --------  --------  --------  -------   -------

  Total                                                 58       84        9,605    10,587       183       242       22         0
                                                    -------  -------     --------  --------  --------  --------  -------   -------

Inst-R-E                                1-12             2        0           12         0         4         0        0         0
                                       13-24             0        0            0         6         0         3        0         0
                                       25-36             0        1            0         6         0         3        0         0
                                       37-48             0        1            0         0         0         0        0         0
                                                    -------  -------     --------  --------  --------  --------  -------   -------

  Total                                                  2        2           12        12         4         6        0         0
                                                    -------  -------     --------  --------  --------  --------  -------   -------

  Total All Series                                  35,352   29,613      467,228   363,307   221,846   192,983   42,549     1,432
                                                    =======  =======     ========  ========  ========  ========  =======   =======

(a) Includes accounts on which all payments necessary to mature have been made, but additional time must elapse before the certificate maturity year is completed. Also includes accounts for which maturity election has been made, but no further payments have been received.

Year ended December 31, 2001

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

AMERICAN EXPRESS CERTIFICATE COMPANY

Valuation and Qualifying Accounts

Years ended December 31, 2001, 2000, and 1999
($ thousands)

     Year ended December 31, 2001
------------------------------------------------------------------------------------------------------------------------------
                                                                  Additions
                                                        -------------------------------
          Reserves                     Balance            Charged                                                   Balance
       deducted from                     at               to costs                             Deductions             at
         assets to                    beginning             and                                   from                end
      which they apply                of period           expenses            Other             reserves           of period
-----------------------------       --------------      -------------      ------------       -------------       ------------

Writedown for losses:
  Securities                              $13,554            $68,542                $0             $81,292 (a)           $804
Allowance for losses:
  Conventional first
    mortgage loans                            744              1,191                 0                   0              1,935


     Year ended December 31, 2000
------------------------------------------------------------------------------------------------------------------------------
                                                                  Additions
                                                        -------------------------------
          Reserves                     Balance            Charged                                                   Balance
       deducted from                     at               to costs                             Deductions             at
         assets to                    beginning             and                                   from                end
      which they apply                of period           expenses            Other             reserves           of period
-----------------------------       --------------      -------------      ------------       -------------       ------------

Writedown for losses:
  Securities                               $2,141            $11,413                $0                  $0            $13,554
Allowance for losses:
  Conventional first
    mortgage loans                            511                233                 0                   0                744


     Year ended December 31, 1999
------------------------------------------------------------------------------------------------------------------------------
                                                                  Additions
                                                        -------------------------------
          Reserves                     Balance            Charged                                                   Balance
       deducted from                     at               to costs                             Deductions             at
         assets to                    beginning             and                                   from                end
      which they apply                of period           expenses            Other             reserves           of period
-----------------------------       --------------      -------------      ------------       -------------       ------------

Writedown for losses:
  Securities                                   $0             $2,141                $0                  $0             $2,141
Allowance for losses:
  Conventional first
    mortgage loans                            611                  0                 0                 100 (b)            511


a)  Applicable to reversal on securities sold.
b) Applicable to adjustment of the adequacy of the reserve for mortgage loan losses.