Form 10-Q
period 2002-03-29
AMERICAN EXPRESS CERTIFICATE CO
filed 2002-05-15
CIK 52428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 30(a) OF THE INVESTMENT COMPANY ACT OF 1940 AND SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                         March 31, 2002

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number                                    2-23772

                      American Express Certificate Company
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                          41-6009975
-------------------------------                         ------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

200 AXP Financial Center, Minneapolis, Minnesota                  55474
-------------------------------------------------               ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code    (612) 671-3131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes (X)   No  ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2002

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

      AMERICAN EXPRESS CERTIFICATE COMPANY
                BALANCE SHEET

                   ASSETS                          Mar 31,          Dec 31,
                                                    2002              2001
                                                 (unaudited)
                                                        (In Thousands)
Qualified Assets:
  Cash and cash equivalents                       $   12,677     $   72,817
  Investments in unaffiliated issuers (note 1)     4,358,468      4,439,142
  Receivables                                         44,201         59,798
  Other                                               48,633         48,815
                                                      ------         ------
   Total qualified assets                          4,463,979      4,620,572
                                                   ---------      ---------
Other assets
  Due from Parent for federal income taxes            17,865              -
  Deferred federal income taxes                       12,442              -
  Other                                                7,272          7,781
                                                       -----          -----
  Total other assets                                  37,579          7,781
                                                      ------          -----
  Total assets                                    $4,501,558     $4,628,353
                                                  ==========     ==========

    LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
  Certificate reserves                            $4,181,556     $4,159,926
  Accounts payable and accrued liabilities            63,813        205,422
                                                      ------        -------
  Total liabilities                                4,245,369      4,365,348
                                                   ---------      ---------
Stockholder's equity:
  Common stock                                         1,500          1,500
  Additional paid-in-capital                         383,844        383,844
  Retained earnings                                 (134,284)      (145,455)
  Accumulated other comprehensive income               5,129         23,116
                                                       -----         ------
  Total stockholder's equity                         256,189        263,005
                                                     -------        -------
  Total liabilities and stockholder's equity      $4,501,558     $4,628,353
                                                  ==========     ==========

See notes to financial statements.

    AMERICAN EXPRESS CERTIFICATE COMPANY
    STATEMENT OF OPERATIONS
                                                   For the Three Months Ended
                                                 Mar 31, 2002       Mar 31, 2001
                                                           (Unaudited)
                                                         (In Thousands)

Investment income                                    $67,334        $68,963
Investment expenses                                   23,831         24,506
                                                      ------         ------
Net investment income before provision for
  certificate reserves and income tax
  (expense) benefit                                   43,503         44,457
Provision for certificate reserves                    26,916         41,803
                                                      ------         ------
Net investment income before income tax
  (expense) benefit                                   16,587          2,654
Income tax (expense) benefit                          (5,053)           766
                                                      ------            ---
Net investment income                                 11,534          3,420
                                                      ------          -----
Realized loss on investments - net                      (557)       (10,527)
Income tax benefit                                       195          3,685
                                                         ---          -----
Net realized loss on investments                        (362)        (6,842)
                                                        ----         ------
Income (loss) income before cumulative effect
  of accounting change                                11,172         (3,422)
                                                      ------         ------
Cumulative effect of accounting change
  (net of income tax benefit of $214)                      -           (397)
                                                          --           ----
Net income (loss)                                    $11,172       ($ 3,819)
                                                     =======        =======
See notes to financial statements.

     AMERICAN EXPRESS CERTIFICATE COMPANY
     STATEMENT OF COMPREHENSIVE INCOME

                                                   For the Three Months Ended

                                                 Mar 31, 2002   Mar 31, 2001
                                                        (Unaudited)
                                                       (In Thousands)

Net income (loss)                                    $11,172       ($ 3,819)
                                                     -------        -------
Other comprehensive income
  Cumulative effect of accounting change,
    net of tax                                             -         (2,188)

  Unrealized (losses) gains on
    available-for-sale securities:
    Unrealized holding (losses) gains arising
      during period                                  (31,151)        46,178
    Income tax benefit (expense)                      10,903        (16,162)
                                                      ------        -------
    Net unrealized holding (losses) gains
    arising during period                            (20,248)        30,016

    Reclassification adjustment for (gains)
      losses included in net income (loss)               (30)         8,629
    Income tax expense (benefit)                          10         (3,020)
                                                          --         ------
    Net reclassification adjustment for (gains)
      losses included in net income (loss)               (20)         5,609
                                                         ---          -----
  Net unrealized (losses) gains on
    available-for-sale securities                    (20,268)        35,625
                                                     -------         ------
Unrealized losses on interest rate swaps:
  Unrealized losses arising during the period            (62)        (3,300)
  Income tax benefit                                      22          1,155
                                                          --          -----
  Net unrealized holding losses arising during period    (40)        (2,145)

  Reclassification adjustment for losses
    included in net income                             3,571              -
  Income tax benefit                                  (1,250)             -
                                                      ------            ---
  Net reclassification adjustment for losses
    included in net income                             2,321              -
                                                       -----            ---
Net unrealized gains (losses) on interest
  rate swaps                                           2,281         (2,145)

Net other comprehensive (loss) income                (17,987)        31,292
                                                     -------         ------

Total comprehensive (loss) income                   ($ 6,815)       $27,473
                                                     =======        =======

See notes to financial statements.

     AMERICAN EXPRESS CERTIFICATE COMPANY
     STATEMENT OF CASH FLOWS

                                                 For the Three Months Ended

                                                 Mar 31, 2002   Mar 31, 2001
                                                         (Unaudited)
                                                        (In Thousands)

Cash Flows from Operating Activities:
Net income (loss)                                   $ 11,172      ($  3,819)

Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
  Cumulative effect of accounting change, net of tax       -            397
  Net provision for certificate reserves              26,916         41,803
  Interest income added to certificate loans            (184)          (212)
  Amortization of premiums/discounts - net            (1,258)          (949)
  Provision for deferred federal income taxes         (3,161)        11,633
  Net realized loss on investments
    before income taxes                                  557         10,527
  (Increase) decrease in dividends and
    interest receivable                               (1,575)         2,958
  Decrease in deferred distribution fees                 508            659
  Increase in other assets                           (29,798)        (9,006)
  Increase in other liabilities                       35,672         12,512
                                                      ------         ------
  Net cash provided by operating activities           38,849         66,503
                                                      ------         ------
Cash Flows from Investing Activities:
  Maturity and redemption of investments:
    Available-for-sale securities                    221,962         95,604
    Other investments                                  5,919          4,621
  Sale of investments:
    Available-for-sale securities                    152,330         45,540
  Certificate loan payments                              753            893
  Purchase of investments:
    Available-for-sale securities                   (469,109)      (184,516)
    Other investments                                (12,738)       (10,851)
  Certificate loan fundings                             (417)          (759)
                                                        ----           ----
  Net cash used in investing activities            ($101,300)     ($ 49,468)
                                                   ---------       --------

     AMERICAN EXPRESS CERTIFICATE COMPANY
     STATEMENT OF CASH FLOWS (Continued)

                                                 For the Three Months Ended

                                                 Mar 31, 2002   Mar 31, 2001
                                                         (Unaudited)
                                                       (In Thousands)
Cash Flows from Financing Activities:
  Payments from certificate owners                 $ 396,793      $ 445,853
  Proceeds from reverse repurchase agreements            500            500
  Certificate maturities and cash surrenders        (394,482)      (406,558)
  Payments under reverse repurchase agreements          (500)          (500)
    Net cash provided by financing activities          2,311         39,295
                                                       -----         ------
Net (Decrease) Increase In Cash and
  Cash Equivalents                                   (60,140)        56,330
Cash and Cash Equivalents Beginning of Period         72,817         58,711
                                                      ------         ------
Cash and Cash Equivalents End of Period            $  12,677      $ 115,041
                                                     =======       ========
Supplemental Disclosures:
  Cash paid for income taxes                       $  27,619      $   7,321
  Certificate maturities and surrenders
    through loan reductions                        $     673      $     713

See notes to financial statements.

AMERICAN EXPRESS CERTIFICATE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited)
($ in Thousands)

1.   The following is a summary of investments in unaffiliated issuers:

                                                    Mar 31,         Dec. 31,
                                                     2002             2001
Available-for-sale securities                     $3,896,056     $4,073,901
First mortgage loans on real estate
  and other loans                                    441,429        343,434
Certificate loans - secured by
  certificate reserves                                20,983         21,807
                                                      ------         ------
Total                                             $4,358,468     $4,439,142
                                                  ==========     ==========
2.   Accounting developments

Effective January 1, 2001, AECC adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133), which establishes the accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of a derivative are recorded in earnings or directly to equity, depending on the instrument's designated use. Those derivative instruments that are designated and qualify as hedging instruments are further classified as either a cash flow hedge, a fair value hedge, or a hedge of a net investment in a foreign operation, based upon the exposure being hedged. The adoption of SFAS No. 133 on January 1, 2001, resulted in a cumulative after-tax reduction of $397 and $2,188 to earnings and other comprehensive income (OCI), respectively.

                      AMERICAN EXPRESS CERTIFICATE COMPANY
                     MANAGEMENT'S NARRATIVE ANALYSIS OF THE
                             RESULTS OF OPERATIONS

Results of operations:

As of March 31, 2002, total assets decreased $127 million and certificate reserves increased $22 million, from December 31, 2001. The decrease in total assets resulted from sales and maturities of investment securities exceeding purchases by $50 million, a decrease in net unrealized appreciation on available-for-sale securities of $31 million, a decrease in receivables of $16 million and a net decrease in cash of $60 million to fund normal operating obligations partially offset by an increase in tax related assets of $30 million. The increase in certificate reserves resulted primarily from interest accruals of $27 million, partially offset by the excess of certificate maturities and surrenders over certificate payments.

Sales of face-amount certificates totaled $364 million during the first quarter of 2002 compared to $432 million during the prior year's period. Certificate maturities and surrenders totaled $394 million during the first quarter of 2002 compared to $404 million during the prior year's period.

Investment income decreased 2.4% during the first three months of 2002 from the prior year's period due to lower investment yields, primarily reflecting the Company's decision in 2001 to lower the Company's risk profile, and due to a lower average balance of invested assets.

Investment expenses decreased 2.8% during the first three months of 2002 from the prior year's period. The decrease primarily reflects lower option expense.

Net provision for certificate reserves decreased 35.6% from the prior years' period reflecting declining interest rates, partially offset by a higher average balance of certificate reserves.

During the first three months of 2002, the Company experienced net losses on investments of $.6 million compared to net losses of $10.5 million during the prior year's period. Due to credit concerns, the Company sold, during the first three months of 2001, available-for-sale securities with a carrying value of $95 million and realized a net loss of $8.6 million from the sales.
In addition, during the same period of 2001, a write down of $1.7 million was recorded on the Company's below-investment-grade securities.

At March 31, 2002, approximately 1.2% of the Company's invested assets were below-investment-grade bonds, compared to 1.7% at December 31, 2001.

Net certificate reserve financing activities resulted in cash provided of $2 million during the first three months of 2002 compared to cash provided of $39 million during the prior year's period. The change resulted from the net of lower certificate maturities and surrenders of $12 million and lower certificate payments received of $49 million during the first three months of 2002 compared to the prior year's period.

Forward-Looking Statements

Certain statements in the management's discussion and analysis of consolidated financial condition and results of operations section of this Form 10-Q contain forward-looking statements which are subject to risks and uncertainties that could cause results to differ materially from such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements. Important factors that could cause actual results to differ materially from the Company's forward-looking statements include, among other things, changes in the ability of issuers of investment securities held by the Company to meet their debt obligations, which could result in further losses in the Company's investment portfolio.

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

REGISTRANT                       AMERICAN EXPRESS CERTIFICATE COMPANY

BY                                /s/ Paula R. Meyer
                                  -------------------
NAME AND TITLE                        Paula R. Meyer, President and
                                      Director (Principal Executive Officer)
DATE                                  May 15, 2002

BY                                /s/ Philip C. Wentzel
                                  ----------------------
NAME AND TITLE                        Philip C. Wentzel, Vice President and
                                      Controller (Principal Accounting Officer)
DATE                                  May 15, 2002