Form 10-Q
period 2002-06-30
AMERICAN EXPRESS CERTIFICATE CO
filed 2002-08-14
CIK 52428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 30(a) OF THE INVESTMENT COMPANY ACT OF 1940 AND SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2002

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number 2-23772

                      American Express Certificate Company
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                     41-6009975
      ----------------------                         ------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)

200 AXP Financial Center, Minneapolis, Minnesota            55474
-------------------------------------------------         --------
     (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code   (612) 671-3131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes (X)         No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2002

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

Item 1.  Financial Statements

The information furnished reflects all adjustments (none of which were other than of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the results for these interim periods presented. Certain prior year's amounts have been reclassified to conform to the current year's presentation.

          AMERICAN EXPRESS CERTIFICATE COMPANY
                      BALANCE SHEET

                         ASSETS                          June 30,                Dec 31,
                                                           2002                   2001
                                                        (unaudited)
                                                                  (in thousands)
Qualified Assets:
      Cash and cash equivalents                          $  310,170            $   72,817
      Investments in unaffiliated issuers (note 1)        4,518,110             4,439,142
      Receivables                                            59,304                59,798
      Other                                                  14,727                48,815
                                                             ------                ------
      Total qualified assets                              4,902,311             4,620,572
                                                          ---------             ---------
Other assets
      Due from Parent for federal income taxes               36,977                     -
      Other                                                   6,688                 7,781
                                                              -----                 -----
      Total other assets                                     43,665                 7,781
                                                             ------                 -----
      Total assets                                       $4,945,976            $4,628,353
                                                         ==========            ==========

            LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
      Certificate reserves                               $4,255,735            $4,159,926
      Accounts payable and accrued liabilities              381,910               205,422
                                                            -------               -------
      Total liabilities                                   4,637,645             4,365,348
                                                          ---------             ---------
Stockholder's equity:
      Common stock                                            1,500                 1,500
      Additional paid-in-capital                            383,844               383,844
      Retained earnings                                    (120,794)             (145,455)
      Accumulated other comprehensive income                 43,781                23,116
                                                             ------                ------
      Total stockholder's equity                            308,331               263,005
                                                            -------               -------
      Total liabilities and stockholder's equity         $4,945,976            $4,628,353
                                                         ==========            ==========


See notes to financial statements.

                      AMERICAN EXPRESS CERTIFICATE COMPANY
                             STATEMENT OF OPERATIONS

                                                                    For the Three Months Ended      For the Six Months Ended
                                                                  June 30, 2002   June 30, 2001   June 30, 2002  June 30, 2001
                                                                                           (unaudited)
                                                                                          (in thousands)

Investment income                                                   $66,383        $ 56,123         $133,717        $125,086
Investment expenses                                                  33,573          20,669           57,404          45,175
                                                                     ------          ------           ------          ------
Net investment income before provision for
      certificate reserves and income tax (expense) benefit          32,810          35,454           76,313          79,911
Provision for certificate reserves                                   12,990          44,747           39,906          86,550
                                                                     ------          ------           ------          ------
Net investment income (loss) before income tax (expense) benefit     19,820          (9,293)          36,407          (6,639)
Income tax (expense) benefit                                         (6,330)          4,494          (11,383)          5,260
                                                                     ------           -----          -------           -----
Net investment income (loss)                                         13,490          (4,799)          25,024          (1,379)
                                                                     ------          ------           ------          ------
Realized loss on investments - net                                       (1)        (81,343)            (558)        (91,870)
Income tax benefit                                                        -          28,470              195          32,155
                                                                     ------          ------              ---          ------
Net realized loss on investments                                         (1)        (52,873)            (363)        (59,715)
                                                                     ------          ------              ---          ------
Net income (loss) before cumulative effect of accounting change      13,489         (57,672)          24,661         (61,094)
                                                                     ------         -------           ------         -------
Cumulative effect of accounting change (net of income tax
      benefit of $214)                                                    -               -                -            (397)
                                                                     ------          ------              ---          ------
Net income (loss)                                                   $13,489        $(57,672)        $ 24,661        $(61,491)
                                                                    =======        ========         ========        ========

See notes to financial statements.

                      AMERICAN EXPRESS CERTIFICATE COMPANY
                        STATEMENT OF COMPREHENSIVE INCOME
                                                                    For the Three Months Ended     For the Six Months Ended
                                                                  June 30, 2002   June 30, 2001   June 30, 2002  June 30, 2001
                                                                                           (unaudited)
                                                                                          (in thousands)

Net income (loss)                                                   $ 13,489       $(57,672)        $24,661      $(61,491)
                                                                    --------       --------         -------      --------
Other comprehensive income
    Cumulative effect of accounting change, net of tax                     -              -               -        (2,188)

    Unrealized gains on available-for-sale securities:
       Unrealized holding gains arising during period                 58,340         23,802          27,189        69,980
       Income tax expense                                            (20,419)        (8,331)         (9,516)      (24,493)
                                                                     -------         ------          ------       -------
    Net unrealized holding gains arising during period                37,921         15,471          17,673        45,487

    Reclassification adjustment for (gains) losses included in
       net income (loss)                                                (368)        15,954            (398)       24,583
    Income tax expense (benefit)                                         128         (5,584)            139        (8,604)
                                                                         ---         ------             ---        ------
    Net reclassification adjustment for (gains) losses included
       in net income (loss)                                             (240)        10,370            (259)       15,979
                                                                        ----         ------            ----        ------
    Net unrealized gains on available-for-sale securities             37,681         25,841          17,414        61,466
                                                                      ------         ------          ------        ------
    Unrealized losses on interest rate swaps:
       Unrealized losses arising during the period                    (1,264)          (387)         (1,326)       (3,687)
       Income tax benefit                                                442            135             464         1,290
                                                                         ---            ---             ---         -----
       Net unrealized holding losses arising during period              (822)          (252)           (862)       (2,397)

    Reclassification adjustment for losses included in net
       income                                                          2,756              -           6,327             -
    Income tax benefit                                                  (964)             -          (2,215)            -
                                                                        ----           ----          ------        ------
    Net reclassification adjustment for losses included
       in net income                                                   1,792              -           4,112             -
                                                                      ------           ----          ------        ------
    Net unrealized gains (losses) on interest rate swaps                 970           (252)          3,250        (2,397)
Net other comprehensive income                                        38,651         25,589          20,664        56,881
                                                                      ------         ------          ------        ------
Total comprehensive income (loss)                                   $ 52,140       $(32,083)        $45,325      $ (4,610)
                                                                    ========       ========         =======      ========

See notes to financial statements.

                      AMERICAN EXPRESS CERTIFICATE COMPANY
                             STATEMENT OF CASH FLOWS
                                                                     For the Six Months Ended
                                                                   June 30, 2002  June 30, 2001
                                                                           (unaudited)
                                                                         (in thousands)
Cash Flows from Operating Activities:
    Net income (loss)                                              $  24,661     $   (61,491)

    Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
       Cumulative effect of accounting change, net of tax                  -             397
       Net provision for certificate reserves                         39,906          86,550
       Interest income added to certificate loans                       (369)           (430)
       Amortization of premiums/discounts - net                       (1,771)            383
       Provision for deferred federal income taxes                     6,648         (20,201)
       Corporate bond interest adjustment                                  -          12,266
       Losses on index options                                        29,485          19,075
       Net realized loss on investments before income taxes              558          91,870
       (Increase) decrease in dividends and interest receivable         (172)          1,816
       (Increase) decrease in other assets                           (35,885)          8,261
       (Decrease) increase in other liabilities                       (3,129)          5,727
                                                                      ------           -----
       Net cash provided by operating activities                      59,932         144,223
                                                                      ------         -------
Cash Flows from Investing Activities:
    Maturity and redemption of investments:
       Available-for-sale securities                                 505,680         232,151
       Other investments                                              27,600          20,608
    Sale of investments:
       Available-for-sale securities                                 434,035         658,181
    Certificate loan payments                                          1,565           1,652
    Purchase of investments:
       Available-for-sale securities                                (818,107)     (1,204,194)
       Other investments                                             (34,913)        (22,922)
    Certificate loan fundings                                           (912)         (1,399)
                                                                        ----          ------
       Net cash provided by (used in) investing activities         $ 114,948     $  (315,923)
                                                                   ---------     -----------

                                AMERICAN EXPRESS CERTIFICATE COMPANY
                                STATEMENT OF CASH FLOWS (Continued)
                                                                    For the Six Months Ended
                                                                   June 30, 2002  June 30, 2001
                                                                           (unaudited)
                                                                         (in thousands)
Cash Flows from Financing Activities:
    Payments from certificate owners                               $ 951,423       $ 953,723
    Proceeds from reverse repurchase agreements                            -             500
    Capital contribution from Parent                                       -          10,000
    Certificate maturities and cash surrenders                      (888,950)       (797,708)
    Payments under reverse repurchase agreements                           -            (500)
                                                                      ------         -------
       Net cash provided by financing activities                      62,473         166,015
                                                                      ------         -------
Net Increase (Decrease) In Cash and Cash Equivalents                 237,353          (5,685)

Cash and Cash Equivalents Beginning of Period                         72,817          58,711
                                                                      ------          ------
Cash and Cash Equivalents End of Period                            $ 310,170       $  53,026
                                                                   =========       =========
Supplemental Disclosures:
    Cash (paid) received for income taxes                          $ (43,212)      $  34,797
    Certificate maturities and surrenders through loan
       reductions                                                  $   1,610       $   2,350

See notes to financial statements.

AMERICAN EXPRESS CERTIFICATE COMPANY
NOTES TO FINANCIAL STATEMENTS (unaudited)
(in thousands)

1.   The following is a summary of investments in unaffiliated issuers:

                                                        June 30,      Dec. 31,
                                                          2002          2001

Available-for-sale securities                         $4,054,790     $4,073,901
First mortgage loans on real estate and other loans      443,406        343,434
Certificate loans - secured by certificate reserves       19,914         21,807
                                                          ------         ------
Total                                                 $4,518,110     $4,439,142
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

                      AMERICAN EXPRESS CERTIFICATE COMPANY
                     MANAGEMENT'S NARRATIVE ANALYSIS OF THE
                              RESULTS OF OPERATIONS

Results of operations:

As of June 30, 2002, total assets increased $318 million and certificate reserves increased $96 million, from December 31, 2001. The increase in total assets resulted from investment security purchases exceeding sales and maturities by $57 million, an increase in net unrealized appreciation on available-for-sale securities of $27 million, a net increase in cash of $237 million to fund normal operating obligations, and an increase in tax related assets of $37 million, partially offset by a decrease in the value of index call options. The increase in certificate reserves resulted from interest accruals of $40 million and from certificate payments exceeding certificate maturities and surrenders.

Sales of face-amount certificates totaled $364 million and $547 million during the first and second quarter of 2002, respectively, compared to $432 million and $497 million during the prior year's periods. Certificate maturities and surrenders totaled $394 million and $495 million during the first and second quarter of 2002, respectively compared to $407 million and $393 million during the prior year's periods.

Investment income increased $8.6 million or 6.9% during the first six months of 2002 from the prior year's period due primarily to a $12.3 million adjustment to interest income on investments in certain structured securities in 2001. Otherwise investment income decreased from prior year due to lower investment yields, primarily reflecting the Company's decision in 2001 to lower the Company's risk profile, and from lower interest rates.

Investment expenses increased 27.1% during the first six months of 2002 from the prior year's period. The increase primarily reflects higher index call option expenses.

Net provision for certificate reserves decreased 53.9% from the prior years' period reflecting declining interest rates, partially offset by a higher average balance of certificate reserves.

During the first six months of 2002, the Company experienced net losses on investments of $.6 million compared to net losses of $91.9 million during the prior year's period. The write-downs of the investments in the first six months of 2001 were associated with management's decision to reduce the Company's holdings of high-yield investments and rebalance the fixed maturity investment portfolio towards higher quality, less volatile holdings.

At June 30, 2002, approximately 1.2% of the Company's invested assets were below-investment-grade bonds, compared to 1.7% at December 31, 2001.

Net certificate reserve financing activities resulted in cash provided of $62 million during the first six months of 2002 compared to cash provided of $156 million during the prior year's period. The change primarily resulted from the net of higher certificate maturities and surrenders of $92 million and lower certificate payments received of $2 million during the first six months of 2002 compared to the prior year's period.

Forward-Looking Statements

Certain statements in the management's discussion and analysis of consolidated financial condition and results of operations section of this Form 10-Q contain forward-looking statements which are subject to risks and uncertainties that could cause results to differ materially from such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements. Important factors that could cause actual results to differ materially from the Company's forward-looking statements include, among other things, fluctuations in the equity and interest rate environment and changes in the ability of issuers of investment securities held by the Company to meet their debt obligations, which could result in further losses in the Company's investment portfolio.

                      AMERICAN EXPRESS CERTIFICATE COMPANY
                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K have been filed during the quarter for which this report is filed.

Item 7. Exhibits 99.1 and 99.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



REGISTRANT        AMERICAN EXPRESS CERTIFICATE COMPANY



BY            /s/ Paula R. Meyer
              -------------------
NAME AND TITLE    Paula R. Meyer, President and
                  Director (Principal Executive Officer)
DATE              August 14, 2002



BY            /s/ Philip C. Wentzel
              ---------------------
NAME AND TITLE    Philip C. Wentzel, Vice President and
                  Controller (Principal Accounting Officer)
DATE              August 14, 2002