Form 10-Q
period 2002-09-30
AMERICAN EXPRESS CERTIFICATE CO
filed 2002-11-14
CIK 52428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 30(a) OF THE INVESTMENT COMPANY ACT OF 1940 AND SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2002

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

                                           FORM 10-Q

                              AMERICAN EXPRESS CERTIFICATE COMPANY

                                 PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                              AMERICAN EXPRESS CERTIFICATE COMPANY
                                         BALANCE SHEET

                                     ASSETS                       Sept 30,            Dec 31,
                                                                    2002               2001
                                                                 (unaudited)
                                                                        (in thousands)
Qualified Assets:
   Cash and cash equivalents                                    $  217,497        $   72,817
   Investments in unaffiliated issuers (note 2)                  4,886,469         4,439,142
   Receivables                                                      39,300            59,798
   Other                                                            13,060            48,815
                                                                    ------            ------

     Total qualified assets                                      5,156,326         4,620,572
                                                                 ---------         ---------
Other assets
   Due from Parent for federal income taxes                          3,617                 -
   Other                                                             6,148             7,781
                                                                     -----             -----

     Total other assets                                              9,765             7,781
                                                                     -----             -----

     Total assets                                               $5,166,091        $4,628,353
                                                                ==========        ==========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
   Certificate reserves                                         $4,522,885        $4,159,926
   Accounts payable and accrued liabilities                        281,331           205,422
                                                                   -------           -------

     Total liabilities                                           4,804,216         4,365,348
                                                                 ---------         ---------

Stockholder's equity:
   Common stock                                                      1,500             1,500
   Additional paid-in-capital                                      383,844           383,844
   Retained earnings                                              (112,575)         (145,455)
   Accumulated other comprehensive income                           89,106            23,116
                                                                    ------            ------

     Total stockholder's equity                                    361,875           263,005
                                                                   -------           -------

     Total liabilities and stockholder's equity                 $5,166,091        $4,628,353
                                                                ==========        ==========

See notes to financial statements.

                              AMERICAN EXPRESS CERTIFICATE COMPANY
                                    STATEMENT OF OPERATIONS

                                                                     For the Three Months Ended         For the Nine Months Ended
                                                                    Sept 30, 2002   Sept 30, 2001     Sept 30, 2002    Sept 30, 2001
                                                                                             (unaudited)
                                                                                            (in thousands)

Investment income                                                     $66,868           $68,337         $200,585         $193,423
Investment expenses                                                    21,555            31,556           78,959           76,731
                                                                       ------            ------           ------           ------
Net investment income before provision for
   certificate reserves and income tax (expense) benefit               45,313            36,781          121,626          116,692
Provision for certificate reserves                                     26,656            31,712           66,562          118,262
                                                                       ------            ------           ------          -------

Net investment income (loss) before income tax (expense) benefit       18,657             5,069           55,064           (1,570)
Income tax (expense) benefit                                           (5,997)             (697)         (17,380)           4,563
                                                                       ------              ----          -------            -----

Net investment income (loss)                                           12,660             4,372           37,684            2,993
                                                                       ------             -----           ------            -----

Realized (loss) gain on investments - net                              (6,833)              558           (7,391)         (91,312)
Income tax benefit (expense)                                            2,392              (196)           2,587           31,959
                                                                        -----              ----            -----           ------

Net realized (loss) gain on investments                                (4,441)              362           (4,804)         (59,353)
                                                                       ------               ---           ------          -------

Income (loss) before cumulative effect of accounting change             8,219             4,734           32,880          (56,360)
                                                                        -----             -----           ------          -------

Cumulative effect of accounting change (net of income tax
  benefit of $214)                                                          -                 -                -             (397)
                                                                        -----             -----           ------          -------
Net income (loss)                                                     $ 8,219           $ 4,734         $ 32,880         $(56,757)
                                                                      =======           =======         ========         ========

See notes to financial statements.

                      AMERICAN EXPRESS CERTIFICATE COMPANY
                        STATEMENT OF COMPREHENSIVE INCOME

                                                                     For the Three Months Ended         For the Nine Months Ended
                                                                    Sept 30, 2002   Sept 30, 2001     Sept 30, 2002    Sept 30, 2001
                                                                                             (unaudited)
                                                                                            (in thousands)

Net income (loss)                                                    $  8,219          $  4,734         $ 32,880         $(56,757)
                                                                     --------          --------         --------         ---------
Other comprehensive income
Cumulative effect of accounting change, net of tax                          -                 -                -           (2,188)

   Unrealized gains on available-for-sale securities:
     Unrealized holding gains arising during period                    69,761             1,830           96,950           71,810
     Income tax expense                                               (24,416)             (640)         (33,932)         (25,134)
                                                                      -------              ----          -------          -------

   Net unrealized holding gains arising during period                  45,345             1,190           63,018           46,676

   Reclassification adjustment for (gains) losses included in
     net income (loss)                                                   (183)           65,549             (580)          90,132
   Income tax expense (benefit)                                            64           (22,942)             203          (31,546)
                                                                           --           -------              ---          -------

   Net reclassification adjustment for (gains) losses included
     in net income (loss)                                                (119)           42,607             (377)          58,586
                                                                         ----            ------             ----           ------

   Net unrealized gains on available-for-sale securities               45,226            43,797           62,641          105,262
                                                                       ------            ------           ------          -------
   Unrealized losses on interest rate swaps:
     Unrealized losses arising during the period                       (2,580)           (4,371)          (3,906)          (8,057)
     Income tax benefit                                                   903             1,530            1,367            2,820
                                                                          ---             -----            -----            -----
     Net unrealized holding losses arising during period               (1,677)           (2,841)          (2,539)          (5,237)

   Reclassification adjustment for losses included in net
     income                                                             2,733                 -            9,060                -
   Income tax benefit                                                    (957)                -           (3,172)               -
                                                                       ------            ------           ------          -------
   Net reclassification adjustment for losses included
     in net income                                                      1,776                 -            5,888                -
                                                                       ------            ------           ------          -------
Net unrealized gains (losses) on interest rate swaps                       99            (2,841)           3,349           (5,237)

Net other comprehensive income                                         45,325            40,956           65,990           97,837
                                                                       ------            ------           ------           ------

Total comprehensive income                                           $ 53,544          $ 45,690         $ 98,870         $ 41,080
                                                                     ========          ========         ========         ========

See notes to financial statements.

                      AMERICAN EXPRESS CERTIFICATE COMPANY
                             STATEMENT OF CASH FLOWS

                                                                                For the Nine Months Ended
                                                                             Sept 30, 2002     Sept 30, 2001
                                                                                      (unaudited)
                                                                                    (in thousands)
Cash Flows from Operating Activities:
  Net income (loss)                                                         $    32,880        $   (56,757)

  Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
     Cumulative effect of accounting change, net of tax                               -                397
     Net provision for certificate reserves                                      66,562            118,262
     Interest income added to certificate loans                                    (543)              (615)
     Amortization of premiums/discounts - net                                    (2,695)              (458)
     Provision for deferred federal income taxes                                (14,068)               210
     Corporate bond interest adjustment                                               -             12,266
     Losses on index options                                                     37,376             34,770
     Net realized loss on investments before income taxes                         7,391             91,312
     (Increase) decrease in dividends and interest receivable                    (1,002)             7,056
     (Increase) decrease in other assets                                         (1,985)             3,182
     (Decrease) in other liabilities                                             (5,831)           (15,662)
                                                                                 ------            -------

     Net cash provided by operating activities                                  118,085            193,963
                                                                                -------            -------
Cash Flows from Investing Activities:
   Maturity and redemption of investments:
     Available-for-sale securities                                              750,342            436,077
     Other investments                                                           37,421             24,790
  Sale of investments:
     Available-for-sale securities                                              551,186            856,380
  Certificate loan payments                                                       2,213              2,361
  Purchase of investments:
     Available-for-sale securities                                           (1,562,152)        (1,531,037)
     Other investments                                                          (55,859)           (32,467)
  Certificate loan fundings                                                      (1,582)            (2,177)
                                                                                 ------             ------

     Net cash used in by investing activities                               $  (278,431)       $  (246,073)
                                                                            -----------        -----------

                      AMERICAN EXPRESS CERTIFICATE COMPANY
                       STATEMENT OF CASH FLOWS (Continued)

                                                                                For the Nine Months Ended
                                                                             Sept 30, 2002     Sept 30, 2001
                                                                                      (unaudited)
                                                                                    (in thousands)
Cash Flows from Financing Activities:
  Payments from certificate owners                                          $ 1,612,727        $ 1,346,312
  Proceeds from reverse repurchase agreements                                         -                500
  Capital contribution from Parent                                                    -             70,000
  Certificate maturities and cash surrenders                                 (1,307,701)        (1,186,175)
  Payments under reverse repurchase agreements                                        -               (500)
                                                                             ----------         ----------

     Net cash provided by financing activities                                  305,026            230,137
                                                                             ----------         ----------

Net Increase In Cash and Cash Equivalents                                       144,680            178,027

Cash and Cash Equivalents Beginning of Period                                    72,817             58,711
                                                                             ----------         ----------

Cash and Cash Equivalents End of Period                                     $   217,497        $   236,738
                                                                            ===========        ===========

Supplemental Disclosures:
  Cash paid for income taxes                                                $   (34,135)       $   (34,797)
  Certificate maturities and surrenders through loan
     reductions                                                             $     2,232        $     2,840

See notes to financial statements.

AMERICAN EXPRESS CERTIFICATE COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(In Thousands)

1.  General

The interim financial information in this report has not been audited. In the opinion of management of American Express Certificate Company (AECC or the Company), the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its balance sheet as of September 30, 2002, statements of income for the three months and nine months ended September 30, 2002 and 2001 and statements of cash flows for the nine months ended September 30, 2002 and 2001. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. The financial statements should be read in conjunction with the financial statements in the Annual Report on Form 10-K of the Company for the year ended December 31, 2001. Certain prior year amounts have been reclassified to conform to the current year's presentation.

American Express Certificate Company is a face-amount certificate investment company, registered under the investment Company Act of 1940 (1940 Act), and is incorporated under the laws of Delaware. AECC is in the business of issuing face- amount certificates. Face-amount certificates issued by AECC entitle the certificate owner to receive, at maturity, a stated amount of money and interest or credits declared from time to time by AECC, in its discretion. The Company is a wholly-owned subsidiary of American Express Financial Corporation (AEFC). AEFC is a wholly owned subsidiary of American Express Company (American Express), a New York Corporation.

2. The following is a summary of investments in unaffiliated issuers:

                                                         Sept 30,      Dec. 31,
                                                           2002          2001

Available-for-sale securities                          $4,406,964    $ 4,073,901
First mortgage loans on real estate and other loans       460,017        343,434
Certificate loans - secured by certificate reserves        19,488         21,807
                                                       ----------    -----------

Total                                                  $4,886,469    $ 4,439,142
                                                       ==========    ===========

3. Accounting developments

Effective January 1, 2001, AECC adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133), which establishes the accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of a derivative are recorded in earnings or directly to equity, depending on the instrument's designated use. Those derivative instruments that are designated and qualify as hedging instruments are further classified as either a cash flow hedge, a fair value hedge, or a hedge of a net investment in a foreign operation, based upon the exposure being hedged. The adoption of SFAS No. 133 on January 1, 2001, resulted in a cumulative after-tax reduction of $397 and $2,188 to earnings and other comprehensive income, respectively.

                      AMERICAN EXPRESS CERTIFICATE COMPANY
                     MANAGEMENT'S NARRATIVE ANALYSIS OF THE
                              RESULTS OF OPERATIONS

Results of operations:

As of September 30, 2002, total assets increased $538 million and certificate reserves increased $363 million, from December 31, 2001. The increase in total assets resulted from investment security purchases exceeding sales and maturities by $356 million, an increase in net unrealized appreciation on available-for-sale securities of $96 million, and a net increase in cash of $145 million to fund normal operating obligations, partially offset by decreases in the value of index call options and receivables. The increase in net unrealized appreciation on the available- for-sale securities is due to gains on fixed maturity holdings, which primarily explains the difference between net income of $33 million and total other comprehensive income of $99 million. The increase in certificate reserves resulted from interest accruals of $67 million and from certificate payments exceeding certificate maturities and surrenders.

Sales of face-amount certificates totaled $364 million, $547 million and $641 million during the first three quarters of 2002, compared to $432 million, $497 million and $379 million during the prior year's periods. Certificate maturities and surrenders totaled $394 million, $495 million and $419 million during the first nine months of 2002, compared to $407 million, $393 million and $388 million during the prior year's periods.

Investment income increased $7.1 million or 3.7% during the first nine months of 2002 from the prior year due primarily to a $12.3 million negative impact on interest income from investments in certain structured securities. Excluding the $12.3 million negative impact, investment income decreased from prior year due to lower investment yields, despite higher invested asset levels. The declining investment yields primarily reflect the Company's decision in 2001 to lower the Company's risk profile, and from lower interest rates.

Investment expenses increased $2.2 million or 2.9% during the first nine months of 2002 from the prior year. The increase primarily reflects higher index call option expenses.

Net provision for certificate reserves decreased 43.7% from the prior year reflecting declining interest accrual rates, partially offset by a higher average balance of certificate reserves.

During the first nine months of 2002, the Company experienced net losses on investments of $7.4 million compared to net losses of $91.3 million during the prior year's period. The write- downs of the investments in the first nine months of 2001 were associated with management's decision to reduce the Company's holdings of high-yield investments and rebalance the fixed maturity investment portfolio towards higher quality, less volatile holdings.

At September 30, 2002 and December 31, 2001, approximately 2% of the Company's invested assets were below-investment-grade bonds.

Net certificate reserve financing activities resulted in cash provided of $305 million during the first nine months of 2002 compared to cash provided of $160 million during the prior year's period. The $145 million increase primarily resulted from higher certificate payments received of $267 million partially offset by higher certificate maturities and surrenders of $122 million during the first nine months of 2002 compared to the prior year's period.

The Company is exposed to risk associated with fluctuating interest payments from certain certificate products tied to the London Interbank Offered Rate (LIBOR) as the certificate products reset at shorter intervals than the average maturity of the investment portfolio. The Company hedges the risk of rising interest rates by entering into pay-fixed, receive-variable (LIBOR-based) interest rate swaps that convert fluctuating crediting rate payments to fixed payments, effectively protecting the Company from unfavorable interest rate movements. In September 2002, the Company entered into $900 million notional of interest rate swaps to hedge a portion of its LIBOR-based business for 2003 and 2004. The interest rate swaps are treated as cash flow hedges per SFAS No. 133.

There was no significant impact on the balance sheet or results of operations as the derivatives were entered into near the end of this quarter. In addition to the swaps entered into in September 2002, the Company has outstanding $250 million notional interest rate swaps which expire between October 2002 and January 2003.

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

         Exhibits 99.3 and 99.4 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REGISTRANT                    AMERICAN EXPRESS CERTIFICATE COMPANY



BY                            /s/  Paula R. Meyer
                              --------------------
NAME AND TITLE                     Paula R. Meyer, President and
                                   Chief Executive Officer
DATE                               November 14, 2002



BY                            /s/  Philip C. Wentzel
                              ---------------------
NAME AND TITLE                     Philip C. Wentzel, Vice President and
                                   Chief Financial Officer
DATE                               November 14, 2002