Form 10-K
period 2002-12-31
AMERICAN EXPRESS CERTIFICATE CO
filed 2003-03-27
CIK 52428

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 30(a) OF THE INVESTMENT COMPANY ACT OF 1940 AND SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________   to ______________________.

Commission file number 2-23772.

                      American Express Certificate Company
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

Registrant's telephone number, including area code (612) 671-3131
                                                   -----------------
Securities registered pursuant to Section 12(b) of the Act:

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

The Exhibit Index is located on sequential pages 18-22.

Item 1.  Business

         American Express Certificate Company (AECC), is incorporated under the laws of Delaware. Its principal executive offices are located at 52 AXP Financial Center, Minneapolis, Minnesota 55474, and its telephone number is
(612) 671-3131. American Express Financial Corporation (AEFC), a Delaware corporation, 200 AXP Financial Center, Minneapolis, Minnesota 55474, owns 100% of the outstanding voting securities of AECC. American Express Financial Corporation is a wholly-owned subsidiary of American Express Company (American Express), a New York Corporation, with headquarters at American Express Tower, World Financial Center, New York, New York.

         AECC is a face-amount certificate investment company registered under the Investment Company Act of 1940 (1940 Act). AECC is in the business of issuing face-amount certificates. Face-amount certificates issued by AECC entitle the certificate owner to receive, at maturity, a stated amount of money and interest or credits declared from time to time by AECC, in its discretion.

AECC currently offers nine certificates to the public: "American Express Cash Reserve Certificate," "American Express Flexible Savings Certificate", "American Express Installment Certificate," "American Express Preferred Investors Certificate," "American Express Stock Market Certificate," "American Express Market Strategy Certificate," "American Express Equity Indexed Savings Certificates", "American Express Investors Certificate" (including a form of American Express Investors Certificate offered to select investors who, among other things, invest at least $100,000 in the certificate), and "American Express Special Deposits." The American Express Special Deposits is marketed only through offices of American Express Bank Ltd. (AEB) in England and Hong Kong and is not registered for sale in the United States. All certificates are currently sold without a sales charge. The American Express Installment Certificate, the American Express Flexible Savings Certificate, the American Express Stock Market Certificate, the American Express Preferred Investors Certificate, the American Express Market Strategy Certificate, the American Express Equity Indexed Savings Certificates, the American Express Investors Certificate and the American Express Special Deposits currently bear surrender charges for premature surrenders. All of the above described certificates, except the American Express Special Deposits, are distributed pursuant to a Distribution Agreement with American Express Financial Advisors Inc., an affiliate of AECC. With respect to the American Express Investors Certificate and a form of the American Express Stock Market Certificate, American Express Financial Advisors Inc., in turn, has Selling Agent Agreements with American Express Bank International (AEBI), an indirect subsidiary of American Express, and Coutts & Co. (USA) International (Coutts), a subsidiary of National Westminster Bank PLC, for selling the certificates. With respect to the American Express Special Deposits, AECC has a Marketing Agreement with AEB, a direct subsidiary of American Express, for marketing the certificate. With respect to American Express Stock Market Certificate, American Express Financial Advisors Inc. has a Selling Agent Agreement effective March 10, 1999 with Securities America Inc., an affiliate of AECC. With respect to American Express Equity Indexed Savings Certificates, American Express Financial Advisors Inc. has a Selling Dealer Agreement effective

July 31, 2000 with Securities America, Inc., an affiliate with AECC. There is no assurance that American Express certificates will be sold by Securities America Inc.

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

         The specified maturities of the certificates range from ten to twenty years. Within that maturity period, most certificates have interest rate terms ranging from one to thirty-six months. Interest rates change and certificate owners can surrender their certificates without penalty at term end.

         The American Express Cash Reserve Certificate is a single payment certificate that permits additional investments. AECC guarantees interest in advance for a three-month term on these certificates.

         The American Express Flexible Savings Certificate is a single payment certificate that permits a limited amount of additional payments and on which AECC guarantees interest in advance for a term of 6, 12, 18, 24, 30, or 36 months, and potentially other terms, at the investor's option.

         The American Express Installment Certificate is an installment payment certificate that declares interest in advance for a three-month period and offers bonuses for up to four certificate years for regular investments.

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

         The American Express Market Strategy Certificate is a flexible payment certificate that pays interest at a fixed rate or that offers the owner the opportunity to have all or part of his/her interest tied to 52-week stock market performance as measured by a broad stock market index, for a series of 52-week terms starting every month or at intervals the owner selects.

         The American Express Investors Certificate is a single payment certificate that generally permits additional payments within 15 days of term renewal. Interest rates are guaranteed in advance by AECC for a term of 1, 2, 3, 6, 12, 24, or 36 months, at the investor's option. This certificate is currently sold by AEBI and Coutts, under Selling Agent Agreements with American Express Financial Advisors Inc., only to AEBI's clients and certain of Coutts' clients, respectively, who are neither citizens nor residents of the United States.

         The American Express Preferred Investors Certificate is a single payment certificate that combines a fixed rate of return with AECC's guarantee of principal for investments of $250,000 to $5,000,000. Interest rates are guaranteed in advance by AECC for a term of 1, 2, 3, 6, 12, 24 or 36 months, at the investor's option.

         The American Express Special Deposits Certificate is a single payment certificate that generally permits additional payments within 15 days of term renewal. Interest rates are guaranteed in advance by AECC for a term of 1, 2, 3, 6, 12, 24, or 36 months, at the investor's option. This certificate is currently marketed by AEB through its London and Hong Kong offices, under a Marketing Agreement with AECC, only to AEB's clients who are neither citizens nor residents of the United States. This certificate is not registered for sale in the United States.

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

         For the American Express Flexible Savings Certificate, and the American Express Series D-1 Investment Certificate, the published rates of the BANK RATE MONITOR Top 25 Market Average(R) (the BRM Average(R)) for various length bank certificates of deposit are used as the guide in setting rates. For the American Express Installment Certificate, the average interest rate for money market deposit accounts, as published by the BRM Average(R), is used as a guide in setting rates. For the American Express Cash Reserve Certificates, the published rates of the U.S. 90 day Treasury Bill are used as the guide in setting rates. For the American Express Investors Certificate, American Express Preferred Investors Certificate, and American Express Special Deposits, the published average rates for comparable length dollar deposits available on an interbank basis, referred to as the London Interbank Offering Rates (LIBOR), are used as a guide in setting rates.

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

         AECC may make forward-looking statements in documents such as this 10-K Annual Report. In addition, from to time to time, AECC may make oral forward-looking statements through its management. Forward-looking statements are subject to uncertainties that could cause actual results to differ materially from such statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. AECC undertakes no obligation to update publicly or revise any forward-looking statements.

The following table shows AECC's certificate payments received and certificate surrenders for the three years ended December 31, 2002:

                                                                2002           2001             2000
                                                                          ($ in Millions)
Single Payment Certificates
     Non-Qualified
        Payments through:
          American Express Financial Advisors Inc.           $1,116.1        $1,044.9           $773.5
          AEBI, AEB, and Coutts                                 512.6           562.8            636.1
        Surrenders through:
          American Express Financial Advisors Inc.              865.1           865.1            710.2
          AEBI, AEB, and Coutts                                 601.5           585.5            482.9
     Qualified
        Payments through:
          American Express Financial Advisors Inc.              361.6           263.3            209.1
        Surrenders through:
          American Express Financial Advisors Inc.              224.1           167.8            151.8

Installment Payment Certificates
     Through American Express Financial Advisors Inc.

     Non-Qualified
       Payments                                                  40.8            41.1             48.3
       Surrenders                                                57.2            68.7            101.8
     Qualified
       Payments                                                    .3              .3               .4
       Surrenders                                                  .5              .7              1.4

         In 2002, approximately 26% of single payment certificate payments were through AEBI, AEB, and Coutts, and approximately 18% of single payment certificate payments and 1% of installment certificate payments were of tax-qualified certificates for use in IRAs, 401(k) plans and other qualified retirement plans.

         The certificates offered by American Express Financial Advisors Inc. are sold pursuant to a distribution agreement which is terminable on 60 days' notice and is subject to annual approval by AECC's Board of Directors, including a majority of the directors who are not "interested persons" of American Express Financial Advisors Inc. or AECC as that term is defined in the

1940 Act. The agreement provides for the payment of distribution fees to American Express Financial Advisors Inc. for services provided thereunder. American Express Financial Advisors Inc. is a wholly-owned subsidiary of American Express Financial Corporation. For the sale of the American Express Investors Certificate and the American Express Stock Market Certificate by AEBI, American Express Financial Advisors Inc., in turn, has Selling Agent Agreements with AEBI and Coutts. For the sale of American Express Stock Market Certificate, American Express Financial Advisors Inc. has a Selling Agent Agreement with Securities America Inc. effective March 10, 1999. For the sale of American Express Equity Indexed Savings Certificates, American Express Financial Advisors Inc. has a Selling Dealer Agreement with Securities America, Inc., effective July 31, 2000. For marketing American Express Special Deposits, AECC has a Marketing Agreement with AEB. These agreements are terminable upon 60 days' notice and subject to annual review by directors who are not "interested persons" of American Express Financial Advisors Inc. or AECC except that such annual review is not required for selling agent agreements.

         AECC receives advice, statistical data and recommendations with respect to the acquisition and disposition of securities for its portfolio from American Express Financial Corporation, under an investment management agreement which is subject to annual review and approval by AECC's Board of Directors, including a majority of the directors who are not "interested persons" of American Express Financial Corporation or AECC.

         AECC is required to maintain cash and "qualified investments" meeting the standards of Section 28(b) of the 1940 Act, as modified by an order of the Securities and Exchange Commission (the SEC). The amortized cost of such investments must be at least equal to AECC's net liabilities on all outstanding face-amount certificates plus $250,000. So long as AECC wishes to rely on the SEC order, as a condition to the order, AECC has agreed to maintain an amount of unappropriated retained earnings and capital equal to at least 5% of net certificate reserves. For these purposes, net certificate reserves means certificate reserves less outstanding certificate loans. In determining compliance with this condition, qualified investments are valued in accordance with the provisions of Minnesota Statutes where such provisions are applicable. AECC's qualified assets consist of cash and cash equivalents, first mortgage loans on real estate and other loans, U.S. government and government agency securities, municipal bonds, corporate bonds, preferred stocks and other securities meeting specified standards. AECC has also entered into a written informal understanding with the State of Minnesota, Department of Commerce, that AECC will maintain capital equal to 5% of the assets of AECC (less any loans on outstanding certificates). When computing its capital for these purposes, AECC values its assets on the basis of statutory accounting for insurance companies rather than generally accepted accounting principles. AECC is subject to annual examination and supervision by the State of Minnesota, Department of Commerce (Banking Division).

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

Item 4.  Submission of Matters to a Vote of Security Holders

         Item omitted pursuant to General Instructions I(2)(c) of Form 10-K.

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters

         There is no market for the Registrant's common stock since it is a wholly-owned subsidiary of American Express Financial Corporation and, indirectly, of American Express Company. Frequency and amount of dividends declared during the past two years are as follows:

         Cash Dividend (Return of Capital) Payable Date
         For the year ended December 31, 2002:

         December 30, 2002                                    $10,000,000

         Capital Dividend Payable Date
         For the year ended December 31, 2001:

         October 17, 2001                                    $166,907,522

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

         Appropriated retained earnings resulting from the pre-declaration of additional credits to AECC's certificate owners are not available for the payment of dividends by AECC. In addition, AECC will discontinue issuance of certificates subject to the pre-declaration of additional credits and will make no further predeclaration as to outstanding certificates if at any time the capital and unappropriated retained earnings of AECC should be less than 5% of net certificate reserves (certificate reserves less certificate loans). At December 31, 2002, the capital and unappropriated retained earnings amounted to 6.2% of net certificate reserves.

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

Year Ended December 31, (In thousands)                          2002             2001            2000           1999          1998
Statements of Operations Data
Investment income                                          $  267,352       $  261,523      $  266,106     $  254,344    $  273,135
Investment expenses                                            89,827          101,228          87,523         77,235        76,811
                                                               ------          -------          ------         ------        ------
Net investment income before provision
  for certificate reserves and income
  tax (expense) benefit                                       177,525          160,295         178,583        177,109       196,324
Net provision for certificate reserves                        100,252          155,387         155,461        138,555       167,108
                                                              -------          -------         -------        -------       -------
Net investment income before income
  tax (expense) benefit                                        77,273            4,908          23,122         38,554        29,216
Income tax (expense) benefit                                  (24,866)           3,348             (14)        (4,615)          265
                                                              -------            -----             ---         ------           ---
Net investment income                                          52,407            8,256          23,108         33,939        29,481
                                                               ------            -----          ------         ------        ------
Net realized (loss) gain on investments in securities of
  unaffiliated issuers before income taxes                     (9,899)         (92,375)        (10,110)         1,250         5,143
Income tax benefit (expense)                                    3,631           32,331           3,539           (437)       (1,800)
                                                                -----           ------           -----           ----        ------
Net realized (loss) gain on investments                        (6,268)         (60,044)         (6,571)           813         3,343
Net income - wholly-owned subsidiary                                -                -               -              4         1,646
Cumulative effect of accounting change                              -             (397)              -              -             -
                                                           ----------       ----------      ----------     ----------    ----------
Net  income (loss)                                         $   46,139       $  (52,185)     $   16,537     $   34,756    $   34,470
                                                           ----------       ----------      ----------     ----------    ----------
Cash Dividends Declared                                    $        -       $        -      $    5,000     $   40,000    $   29,500
Capital Dividends Declared                                          -          166,906               -              -             -
(Return of capital to) contributions from Parent              (10,000)         240,000               -              -             -
Balance Sheet Data
Total assets                                               $5,183,282       $4,628,353      $4,032,745     $3,761,068    $3,834,244
Certificate loans                                              18,614           21,807          25,547         28,895        32,343
Certificate reserves                                        4,493,372        4,159,926       3,831,059      3,536,659     3,404,883
Stockholder's equity                                          359,389          263,005         166,514        141,702       222,033
                                                              -------          -------         -------        -------       -------

American Express Certificate Company (AECC), is 100% owned by American Express Financial Corporation (Parent).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of operations

American Express Certificate Company's (AECC) earnings are derived primarily from the after-tax yield on invested assets less investment expenses and interest credited on certificate reserve liabilities, as well as realized investment gains or losses. Changes in earnings trends occur largely due to changes in investment returns, interest crediting rates to certificate owner accounts, the mix of fully taxable and tax-advantaged investments in the AECC portfolio and from realization of investment gains or losses.

During 2002, total assets and certificate reserves increased $555 million and $333 million, respectively. The increase in total assets resulted primarily from increases in the investment portfolio. The level of the investment portfolio rose due primarily to an increase in net unrealized appreciation on available-for-sale securities of $91 million, higher levels of short term securities and certificate payments exceeding certificate maturities and surrenders by $242 million. The increase in net after-tax unrealized appreciation on available-for-sale securities during 2002 is due to unrealized gains on fixed maturity holdings, which primarily explains the difference between net income of $46 million and total comprehensive income of $106 million. The increase in certificate reserves resulted primarily from interest accruals of $100 million and the total certificate payments being greater than the maturities and surrenders.

During 2001, total assets and certificate reserves increased $596 million and $329 million, respectively. The increase in total assets resulted primarily from capital contributions from AEFC of $240 million, an increase in net unrealized appreciation on available-for-sale securities of $125 million and certificate payments exceeding certificate maturities and surrenders by $185 million. The increase in certificate reserves resulted primarily from interest accruals of $155 million and the total certificate payments being greater than the maturities and surrenders.

2002 compared to 2001

Gross investment income increased 2.2% primarily due to higher levels of invested assets and the 2001 adjustments to interest income on investments in certain structured securities. Partially offsetting the increase in gross investment income is the impact of lower investment yields. The declining investment yields are due to AECC's decision in 2001 to lower its risk profile and from lower interest rates.

Investment expenses decreased 11.3% in 2002. The decrease resulted primarily from lower interest rate swap expense of $7.8 million. AECC enters into interest rate swap contracts to hedge the risk of rising interest rates on a portion of the Certificate products. Note 9 in the attached financial statements provides more detail about the interest rate swaps.

The net provision for certificate reserves decreased 35.5% in 2002 as a result of lower client interest crediting rates, partially offset by the increase in certificate reserves during 2002.

During 2002, AECC experienced net pretax realized losses on investments of $9.9 million as compared to $92.4 million of pretax losses in 2001. The net losses in 2002 include $15.8 million of losses due to declines in the fair value of corporate debt or structured available-for-sale securities that were other-than-temporary. The losses in 2001 are primarily composed of a $36.9 million loss to recognize the impact of higher default assumptions used to determine impairment on rated structured investments and a $57.1 million loss on high-yield securities. The write-down of these investments was associated with AECC's decision to reduce its holdings of high-yield investments and rebalance the fixed maturity investment portfolio towards higher quality, less volatile holdings.

Income tax expenses increased significantly over 2002 primarily due to the net investment losses recognized in 2001.

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

During 2001, AECC experienced net pretax realized losses on investments of $92.4 million as compared to $10.1 million of pretax losses in 2000. The losses for the year are primarily composed of a $36.9 million loss to recognize the impact of higher default assumptions used to determine impairment on rated structured investments and a $57.1 million loss on high-yield securities. The write-down of these investments was associated with AECC's decision to reduce its holdings of high-yield investments and rebalance the fixed maturity investment portfolio towards higher quality, less volatile holdings.

The increase in income tax benefit resulted from lower pretax income, primarily due to the investment losses realized during 2001.

Liquidity and cash flow

AECC's principal sources of cash are receipts from sales of face-amount certificates and cash flows from investments. AECC's principal uses of cash are payments to certificate owners for matured and surrendered certificates, purchase of investments and dividend payments to AEFC.

Certificate sales continued to be strong in 2002 despite declining interest rates, reflecting clients' ongoing desire for safety of principal in the current times of general market turmoil. Sales of certificates totaled $2.0 billion in 2002 compared to $1.9 billion and $1.5 billion in 2001 and 2000, respectively. The higher certificate sales in 2002 over 2001 resulted primarily from special promotions during 2002 of the American Express Flexible Savings Certificate. Certificate sales in 2001 compared to 2000 benefited primarily from special promotions of the seven-month term American Express Flexible Savings Certificate, which produced sales of $388 million in 2001.

Certificate maturities and surrenders totaled $1.8 billion during 2002, compared to $1.7 billion in 2001 and $1.5 billion in 2000. The slightly higher certificate maturities and surrenders in 2002, compared to 2001, resulted primarily from higher surrenders of American Express Flexible Savings Certificates.

AECC, as an issuer of face-amount certificates, is impacted whenever there is a significant change in interest rates as customer interest crediting rates are reset at shorter intervals than the yield on underlying investments. In view of the continued uncertainty in the investment markets and due to the short-term repricing nature of certificate reserve liabilities, AECC continues to invest in securities that provide for more immediate, periodic interest/principal payments, resulting in improved liquidity. To accomplish this, AECC continues to invest much of its cash flow in intermediate-term bonds and mortgage-backed securities. In addition, AECC enters into interest rate swap contracts that effectively lengthen the rate reset interval on customer's certificates.

AECC's investment program is designed to maintain an investment portfolio that will produce the highest possible after-tax yield within acceptable risk and liquidity parameters. The program considers investment securities as investments acquired to meet anticipated certificate owner obligations.

Debt securities, as well as all marketable equity securities, are classified as available-for-sale and carried at fair value. The available-for-sale classification does not mean that AECC expects to sell these securities, but that these securities are available to meet possible liquidity needs should there be significant changes in market interest rates or certificate owner demand.

At December 31, 2002, securities classified as available-for-sale were carried at a fair market value of $4.4 billion. The fixed maturity securities comprise 83% of AECC's total invested assets. Of these securities, approximately 97% are investment grade. Investments primarily include corporate debt and mortgage-backed securities. AECC's corporate debt securities is a diverse portfolio with the largest concentrations, accounting for approximately 69% of the portfolio, in the following industries: banking and finance, utilities, communications and media, and transportation. Other than U.S. Government Agency mortgage-backed securities, no one issuer represents more than 1% of total securities.

At December 31, 2002, approximately 3.4% of AECC's invested assets were below investment grade bonds, compared to 1.7% at December 31, 2001. Investment losses continued in 2002, although at significantly lower levels than in 2001, with $15.8 million of other-than-temporary impairments recognized in 2002. As described earlier, in 2001 AECC recognized approximately $57.1 million in losses on high-yield securities, which primarily includes below investment grade bonds, largely associated with AECC's decision to reduce its holdings of high-yield investments and rebalance the fixed maturity investment portfolio towards higher quality, less volatile holdings. See notes 1 and 3 to the financial statements for additional information relating to investments. Additional investment security losses through 2003 are possible but the amount of any such losses is dependent on a number of factors and cannot be estimated at this time.* AECC's management believes that there will be no adverse impact on the certificate owners of any such losses.*

*Statements in this discussion and analysis of AECC's financial condition and results of operations marked with an asterisk are forward-looking statements, which are subject to risks and uncertainties. Important factors that could cause results to differ materially from these forward-looking statements include, among other things, changes in the industry-wide and AECC's default rate on below investment grade bonds and other investments, changes in economic conditions, such as a recession or a substantial increase in prevailing interest rates or other factors that could cause a slowdown in the economy, outcomes in litigation, adoption of recently issued accounting rules such as the consolidation of variable interest entities, and changes in government regulation that affects the ability of issuers to repay their debt.

AECC paid a cash dividend (return of capital) to AEFC of $10 million during 2002. During the fourth quarter of 2001, AECC paid a $167 million dividend to AEFC by transferring at book value certain collateralized debt obligation (CDO) securities owned by AECC. In part, the dividend was paid to allow AEFC to transfer the CDO securities and related accrued interest into a securitization trust. Additionally, AECC received $240 million in total cash as capital contributions from AEFC during 2001.

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

Furthermore, the computations do not anticipate actions that may be taken by management if the hypothetical market changes occur over time. As a result, actual earnings effects in the future will differ from those quantified below.

AECC primarily invests in intermediate-term and long-term fixed income securities to provide its certificate owners with a competitive rate of return on their certificate while managing risk. These investment securities provide AECC with a historically dependable and targeted margin between the interest rate earned on investments and the interest rate credited to certificate owners' accounts. AECC does not invest in securities to generate short-term trading profits for its own account.

AECC's goal is to manage interest rate sensitivity by modifying the repricing characteristics of certificate liabilities so that the interest credited to related investment certificate owners is not adversely affected by movements in interest rates. AEFC holds regularly scheduled investment committee meetings which is comprised of senior business managers, to review models projecting various interest rate scenarios and risk/return measures and their effect on the profitability of AECC. The committee's objectives are to structure AECC's portfolio of investment securities based upon the type and behavior of the certificates in the certificate reserve liabilities, to achieve targeted levels of profitability within defined risk parameters and to meet certificate contractual obligations. Part of the committee's strategy includes entering into interest rate swaps to hedge interest rate risk.

AECC is exposed to risk associated with fluctuating interest payments from certain certificate products tied to the London Interbank Offering Rate (LIBOR) as the certificate products reset at shorter intervals than the average maturity of the investment portfolio. Therefore, AECC's margins may be negatively impacted by increases in the general level of interest rates. AECC hedges the risk of rising interest rates by entering into pay-fixed, receive-variable (LIBOR based) interest rate swaps that convert fluctuating crediting rate payments to fixed payments, effectively protecting AECC from unfavorable interest rate movements. The interest rate swaps are treated as cash flow hedges per Statement of Financial Accounting Standards (SFAS) No. 133. At December 31, 2002, AECC has outstanding $950 million notional of interest rate swaps which expire from 2003 to 2005.

On three series of certificates, interest is credited to the certificate owners' accounts based upon the relative change in a major stock market index between the beginning and end of the certificates' terms. To meet the obligations related to the provisions of these certain certificates, AECC purchases and writes index call options on a major stock market index and/or enters into futures contracts.

SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of a derivative are recorded in earnings or directly to equity, depending on the instrument's designated use. Those derivative instruments that are designated and qualify as hedging instruments under SFAS No. 133 are further classified as either fair value hedges, cash flow hedges or hedges of a net investment in a foreign operation, based upon the exposure being hedged. See note 9 for further discussion of the Company's derivative and hedging activities.

The negative impact on AECC's pretax earnings of the 100 basis point increase in interest rates, which assumes repricings and customer behavior based on the application of proprietary models, to the book of business at December 31, 2002 and 2001, would be approximately $0.9 million and $2.2 million for 2002 and 2001, respectively. The 10% decrease in a major stock market index level would have a minimal impact on AECC's pretax earnings as of December 31, 2002 and 2001, because the income effect is a decrease in option income and a corresponding decrease in interest credited to the American Express Stock Market Certificate, American Express Market Strategy Certificate and American Express Equity Indexed Savings Certificate owners' accounts.

Ratios

The ratio of stockholder's equity, excluding accumulated other comprehensive income (loss) net of tax, to total assets less certificate loans and net unrealized holding gains/losses on investment securities (capital to asset ratio) at December 31, 2002 and 2001, was 5.4% and 5.2%, respectively. Under an informal agreement established with the Commissioner of Commerce for the State of Minnesota, AECC has agreed to maintain at all times a minimum capital to assets ratio of 5.0%.

Item 7A. Ouantitative and Qualitative Disclosures About Market Risk

         See Item 7.

Item 8.  Financial Statements and Supplementary Data

         1. Financial Statements and Schedules Required under Regulation S-X

Index to Financial Statements and Schedules                                           Page

Financial Statements:
    Responsibility for Preparation of Financial Statements                             31
    Report of Independent Auditors                                                     32
    Balance Sheets, December 31, 2002 and 2001                                       33 - 34
    Statements of Operations, years ended December 31, 2002, 2001 and 2000           35 - 36
    Statements of Comprehensive Income, years ended December 31, 2002,
    2001 and 2000                                                                      37
    Statements of Stockholder's Equity, years ended December 31, 2002,
    2001 and 2000                                                                      38
    Statements of Cash Flows, years ended December 31, 2002, 2001 and 2000           39 - 40
    Notes to Financial Statements                                                    41 - 55

Schedules:

    I   - Investments in Securities of Unaffiliated Issuers, December 31, 2002

    II  - Investments in and Advances to Affiliates and Income Thereon,
          December 31, 2002, 2001 and 2000

    III - Mortgage Loans on Real Estate and Interest earned on Mortgages, year ended December 31, 2002

    IV  - Qualified Assets on Deposit, December 31, 2002

    VI  - Certificate Reserves, year ended December 31, 2002

    VII - Valuation and Qualifying Accounts, years ended December 31, 2002, 2001 and 2000

         Schedules I, III and VI for the year ended December 31, 2001, and
Schedule VI for the year ended December 31, 2000, are included in Registrant's Annual Reports on Form 10-K for the fiscal years ended December 31, 2001 and December 31, 2000, respectively, Commission file 2-23772, and are incorporated herein by reference.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None

                                    PART III

         Items omitted pursuant to General Instructions I(2)(c) of Form 10-K.

                                     PART IV

Item 14. Controls and Procedures

         Within the 90-day period prior to the filing of this report, AECC carried out an evaluation under the supervision and with the participation of AECC's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that AECC's disclosure controls and procedures are effective to ensure that information required to be disclosed by AECC in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The CEO and CFO also note that subsequent to the date of their evaluation, there were no significant changes in AECC's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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
                            filed electronically as Exhibit 10(p)(1) to Pre-Effective Amendment No. 1 to Registration
                            Statement No. 333-34982, is herein by reference.

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

              11-23.  None or not applicable.

              24(a). Officers' Power of Attorney, dated March 5, 2003, filed electronically as Exhibit 24(a) to Post-Effective Amendment No. 29 to Registration Statement No. 2-95577 on or about March 24, 2003 is incorporated by reference.

              24(b). Directors' Power of Attorney, dated December 4, 2002, filed electronically as Exhibit 24(b) to Post-Effective Amendment No. 29 to Registration Statement No. 2-95577 on or about March 24, 2003 is incorporated by reference.

              25-99.  None or not applicable.

          99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.3 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          99.4 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

REGISTRANT                                American Express Certificate Company

BY                                       /s/ Paula R. Meyer
                                         ----------------------
NAME AND TITLE                               Paula R. Meyer, President
DATE                                         March 27, 2003

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY                          /s/ Paula R. Meyer
                            ---------------------------------
NAME AND TITLE                  Paula R. Meyer, President and Director
                                (Principal Executive Officer)
DATE                            March 27, 2003

BY                          /s/ Judd K. Lohmann
                            ---------------------------------
NAME AND TITLE                  Judd K. Lohmann, Treasurer
                                (Principal Financial Officer)
DATE                            March 27, 2003

BY                          /s/ Philip C. Wentzel
                            ---------------------------------
NAME AND TITLE                  Philip C. Wentzel, Vice President and Controller
                                (Principal Accounting Officer)
DATE                            March 27, 2003

BY                          /s/ Rodney P. Burwell *
                            ---------------------------------
NAME AND TITLE                  Rodney P. Burwell, Director
DATE                            March 27, 2003

BY                          /s/ Kent M. Bergene *
                            ---------------------------------
NAME AND TITLE                  Kent M. Bergene, Director
DATE                            March 27, 2003

BY                          /s/ Jean B. Keffeler *
                            ---------------------------------
NAME AND TITLE                  Jean B. Keffeler, Director
DATE                            March 27, 2003

BY                          /s/ Thomas R. McBurney *
                            ---------------------------------
NAME AND TITLE                  Thomas R. McBurney, Director
DATE                            March 27, 2003

BY                          /s/ Walter S Berman *
                            ---------------------------------
NAME AND TITLE                  Walter S Berman, Director
DATE                            March 27, 2003

BY                          /s/ Karen M. Bohn *
                            ---------------------------------
NAME AND TITLE                  Karen M. Bohn, Director
DATE                            March 27, 2003


* Signed pursuant to Directors' Power of Attorney dated December 4, 2002, filed electronically as Exhibit 24(b) to Post-Effective Amendment No. 29 to Registration Statement No. 2-95577 on or about March 24, 2003 is incorporated by reference by:


/s/ Paula R. Meyer
--------------------
    Paula R. Meyer

Contents of this page are filed electronically herewith as Exhibit 99.1.

Contents of this page are filed electronically herewith as Exhibit 99.2.

Contents of this page are filed electronically herewith as Exhibit 99.3.

Contents of this page are filed electronically herewith as Exhibit 99.3.

Contents of this page are filed electronically herewith as Exhibit 99.4.

Contents of this page are filed electronically herewith as Exhibit 99.4.

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

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Security Holders
American Express Certificate Company:

We have audited the accompanying balance sheets of American Express Certificate Company a wholly-owned subsidiary of American Express Financial Corporation, as of December 31, 2002 and 2001, and the related statements of operations, comprehensive income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the index at Item 8. These financial statements and schedules are the responsibility of the management of American Express Certificate Company. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. Our procedures included confirmation of investments owned as of December 31, 2002 and 2001, by correspondence with custodians. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Express Certificate Company at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                               ERNST & YOUNG LLP

Minneapolis, Minnesota
January 27, 2003

Balance Sheets, December 31,
Assets

(In thousands)                                                                        2002              2001

Qualified Assets (note 2)
Investments in unaffiliated issuers (notes 3, 4 and 10):
  Cash and cash equivalents                                                        $  224,363        $   72,817
  Available-for-sale securities                                                     4,389,396         4,073,901
  First mortgage loans on real estate and other loans                                 452,243           343,434
  Certificate loans - secured by certificate reserves                                  18,614            21,807
Investments in and advances to affiliates                                                   -               422
                                                                                    ---------         ---------
Total investments                                                                   5,084,616         4,512,381
                                                                                    ---------         ---------
Receivables:
  Dividends and interest                                                               34,114            38,298
  Investment securities sold                                                           24,170            21,500
                                                                                       ------            ------

Total receivables                                                                      58,284            59,798
                                                                                       ------            ------

Other (notes 9 & 10)                                                                   34,403            48,393
                                                                                       ------            ------

Total qualified assets                                                              5,177,303         4,620,572
                                                                                    ---------         ---------
Other Assets
Deferred distribution fees and other                                                    5,979             7,781
                                                                                        -----             -----
Total other assets                                                                      5,979             7,781
                                                                                        -----             -----
Total assets                                                                       $5,183,282        $4,628,353
                                                                                   ----------        ----------

Balance Sheets, December 31, (continued)
Liabilities and Stockholder's Equity

(In thousands, except share amounts)                                                  2002              2001

Liabilities
Certificate Reserves (note 5):
  Installment certificates:
    Reserves to mature                                                             $  168,957        $  193,175
    Additional credits and accrued interest                                             3,988             5,082
    Advance payments and accrued interest                                                 564               645
    Other                                                                                  34                33
  Fully paid certificates:
    Reserves to mature                                                              4,277,348         3,900,824
    Additional credits and accrued interest                                            42,311            59,948
  Due to unlocated certificate holders                                                    170               219
                                                                                          ---               ---
Total certificate reserves                                                          4,493,372         4,159,926
                                                                                    ---------         ---------

Accounts Payable and Accrued Liabilities:
  Due to Parent (note 7)                                                                  887               878
  Due to Parent for federal income taxes                                                3,908             1,774
  Due to other affiliates (note 7)                                                        690               587
  Deferred federal income taxes, net (note 8)                                          29,556               404
  Payable for investment securities purchased                                         263,658           163,507
  Other (notes 9 and 10)                                                               31,822            38,272
                                                                                       ------            ------
Total accounts payable and accrued liabilities                                        330,521           205,422
                                                                                      -------           -------
Total liabilities                                                                   4,823,893         4,365,348
                                                                                    ---------         ---------
Commitments (note 4)
Stockholder's Equity (notes 5 and 6)
Common stock, $10 par - authorized and issued 150,000 shares                            1,500             1,500
Additional paid-in capital                                                            373,844           383,844
Retained earnings (deficit):
  Appropriated for predeclared additional credits/interest                                811             1,123
  Appropriated for additional interest on advance payments                                 15                15
  Unappropriated                                                                     (100,142)         (146,593)
Accumulated other comprehensive income  - net of tax (note 1)                          83,361            23,116
                                                                                       ------            ------
Total stockholder's equity                                                            359,389           263,005
                                                                                      -------           -------
Total liabilities and stockholder's equity                                         $5,183,282        $4,628,353
                                                                                   ----------        ----------

See notes to financial statements.

Statements of Operations

Year ended December 31, (In thousands)                                                2002              2001              2000

Investment Income
Interest income from unaffiliated investments:
  Bonds and notes                                                                   $227,609         $214,534         $204,923
  Mortgage loans on real estate and other loans                                       27,719           25,133           26,675
  Certificate loans                                                                    1,095            1,293            1,471
Dividends                                                                              9,949           19,986           32,478
Other                                                                                    980              577              559
                                                                                         ---              ---              ---
Total investment income                                                              267,352          261,523          266,106
                                                                                     -------          -------          -------
Investment Expenses
Parent and affiliated company fees (note 7):
  Distribution                                                                        29,762           30,924           31,209
  Investment advisory and services                                                     9,980            9,248            8,779
  Transfer agent                                                                       3,203            3,161            3,300
  Depository                                                                             321              285              254
Options (note 9)                                                                      36,421           39,510           43,430
Repurchase agreements                                                                      -               52              124
Interest rate swap agreements (note 9)                                                 9,780           17,616               17
Other                                                                                    360              432              410
                                                                                         ---              ---              ---

Total investment expenses                                                             89,827          101,228           87,523
                                                                                      ------          -------           ------
Net investment income before provision for certificate
  reserves and income tax (expense) benefit                                         $177,525         $160,295         $178,583
                                                                                    --------         --------         --------

Statements of Operations (continued)

Year ended December 31, (In thousands)                                                 2002              2001              2000

Provision for Certificate Reserves (notes 5 and 9)
According to the terms of the certificates:
  Provision for certificate reserves                                                 $  7,888          $ 10,321          $ 12,599
  Interest on additional credits                                                          543               597               714
  Interest on advance payments                                                             19                34                33
Additional credits/interest authorized by AECC:
  On fully paid certificates                                                           88,201           138,020           134,633
  On installment certificates                                                           4,757             7,559             8,483
                                                                                        -----             -----             -----
Total provision for certificate reserves before reserve recoveries                    101,408           156,531           156,462
Reserve recoveries from terminations prior to maturity                                 (1,156)           (1,144)           (1,001)
                                                                                       ------            ------            ------
Net provision for certificate reserves                                                100,252           155,387           155,461
                                                                                      -------           -------           -------
Net investment income before income tax (expense) benefit                              77,273             4,908            23,122
Income tax (expense) benefit (note 8)                                                 (24,866)            3,348               (14)
                                                                                      -------             -----               ---
Net investment income                                                                  52,407             8,256            23,108
                                                                                       ------             -----            ------
Net realized loss on investments
  Securities of unaffiliated issuers before income tax benefit                         (9,899)          (92,375)          (10,110)
                                                                                       ------           -------           -------
  Income tax benefit (expense)  (note 8):
    Current                                                                            (5,742)           36,320              (537)
    Deferred                                                                            9,373            (3,989)            4,076
                                                                                        -----            ------             -----
  Total income tax benefit                                                              3,631            32,331             3,539
                                                                                        -----            ------             -----
Net realized loss on investments                                                       (6,268)          (60,044)           (6,571)
                                                                                       ------           -------            ------
Cumulative effect of accounting change (net of income tax benefit of $214)                  -              (397)                -
                                                                                     --------          --------          --------
Net income (loss)                                                                    $ 46,139          $(52,185)         $ 16,537
                                                                                     --------          --------          --------

See notes to financial statements.

Statements of Comprehensive Income

Year ended December 31, (In thousands)                                                  2002              2001              2000

Net income (loss)                                                                      $ 46,139          $(52,185)          $16,537
                                                                                       --------          --------           -------
Other comprehensive income net of tax (note 1)
Cumulative effect of accounting change (note 1)                                               -            (2,187)                -
Unrealized gains on available-for-sale securities:
   Unrealized holding gains arising during year                                          99,188            19,959            21,840
   Income tax expense                                                                   (34,716)           (6,986)           (7,644)
                                                                                        -------            ------            ------
   Net unrealized holding gains arising during the period                                64,472            12,973            14,196
   Reclassification adjustment for (gains) losses included in net income (loss)          (8,142)          101,754            (1,417)
   Income tax expense (benefit)                                                           2,850           (35,614)              496
                                                                                          -----           -------               ---
   Net reclassification adjustment for (gains) losses included in net income (loss)      (5,292)           66,140              (921)
                                                                                         ------            ------              ----
Net unrealized gains on available-for-sale securities                                    59,180            79,113            13,275
                                                                                         ------            ------              ----
Unrealized losses on interest rate swaps:
   Unrealized losses arising during the period                                           (8,141)          (19,683)                -
   Income tax benefit                                                                     2,849             6,889                 -
                                                                                         ------            ------              ----
   Net unrealized holding losses arising during the period                               (5,292)          (12,794)                -
                                                                                         ------            ------              ----
   Reclassification adjustment for losses included in net income (loss)                   9,780            17,616                 -
   Income tax benefit                                                                    (3,423)           (6,166)                -
                                                                                         ------            ------              ----
   Net reclassification adjustment for losses included in net income (loss)               6,357            11,450                 -
                                                                                         ------            ------              ----
Net unrealized gains (losses) on interest rate swaps                                      1,065            (1,344)                -
Net other comprehensive income                                                           60,245            75,582            13,275
                                                                                         ------            ------            ------
Total comprehensive income                                                             $106,384          $ 23,397           $29,812
                                                                                       --------          --------           -------


See notes to financial statements.

Statements of Stockholder's Equity

Year ended December 31, (In thousands)                                                2002              2001              2000

Common Stock
Balance at beginning and end of year                                                $   1,500         $   1,500          $  1,500
                                                                                    ---------         ---------          --------
Additional Paid-in Capital
Balance at beginning of year                                                        $ 383,844         $ 143,844          $143,844
(Return of capital to) contribution from Parent                                       (10,000)          240,000                 -
                                                                                    ---------         ---------          --------

Balance at end of year                                                              $ 373,844         $ 383,844          $143,844
                                                                                    ---------         ---------          --------
Retained Earnings
Appropriated for predeclared additional credits/interest (note 5)
Balance at beginning of year                                                        $   1,123         $   2,684          $  2,879
Transferred to unappropriated retained earnings                                          (312)           (1,561)             (195)
                                                                                         ----            ------              ----
Balance at end of year                                                              $     811         $   1,123          $  2,684
                                                                                    ---------         ---------          --------
Appropriated for additional interest on advance payments (note 5)
Balance at beginning of year                                                        $      15         $      15          $     10
Transferred from unappropriated retained earnings                                           -                 -                 5
                                                                                    ---------         ---------          --------
Balance at end of year                                                              $      15         $      15          $     15
                                                                                    ---------         ---------          --------
Unappropriated (note 6)
Balance at beginning of year                                                        $(146,593)        $  70,937          $ 59,210
Net income (loss)                                                                      46,139           (52,185)           16,537
Transferred from appropriated retained earnings                                           312             1,561               190
Capital dividends declared                                                                  -          (166,906)                -
Cash dividends declared                                                                     -                 -            (5,000)
                                                                                    ---------         ---------          --------
Balance at end of year                                                              $(100,142)        $(146,593)         $ 70,937
                                                                                    ---------         ---------          --------
Accumulated other comprehensive income -
  net of tax (note 1)
Balance at beginning of year                                                        $  23,116         $ (52,466)         $(65,741)
Net other comprehensive income                                                         60,245            75,582            13,275
                                                                                       ------            ------            ------
Balance at end of year                                                              $  83,361         $  23,116          $(52,466)
                                                                                    ---------         ---------          --------
Total stockholder's equity                                                          $ 359,389         $ 263,005          $166,514
                                                                                    ---------         ---------          --------

See notes to financial statements.

Statements of Cash Flows

Year ended December. 31, (In thousands)                                                2002              2001              2000
Cash Flows from Operating Activities
Net income (loss)                                                                 $    46,139       $   (52,185)      $    16,537
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
  Cumulative effect of accounting change, net of tax (note 1)                               -               397                 -
  Net provision for certificate reserves                                              100,252           155,387           155,461
  Interest income added to certificate loans                                             (738)             (820)             (914)
  Amortization of premiums/discounts-net                                               (2,426)           (1,483)           42,192
  Provision for deferred federal income taxes                                          (3,288)           (9,793)            4,940
  Net realized loss on investments before income taxes                                  9,899            92,375            10,110
  Decrease (increase) in dividends and interest receivable                              4,184             9,603            (6,317)
  Decrease in deferred distribution fees                                                1,802             1,525             2,946
  Decrease (increase) in other assets                                                  13,990             4,622            (7,016)
  Increase (decrease) in other liabilities                                             14,848            14,001            (2,823)
                                                                                       ------            ------            ------
Net cash provided by operating activities                                             184,662           213,629           215,116
                                                                                      -------           -------           -------
Cash Flows from Investing Activities
Maturity and redemption of investments:
  Held-to-maturity securities                                                               -                 -           138,150
  Available-for-sale securities                                                     1,111,493           704,877           447,643
  Other investments                                                                    88,437            30,307            68,877
Sale of investments:
  Held-to-maturity securities                                                               -                 -             8,836
  Available-for-sale securities                                                       884,524           969,308           312,612
  Other investments                                                                    11,166                 -                 -
Certificate loan payments                                                               2,919             3,127             3,399
Purchase of investments:
  Held-to-maturity securities                                                               -                 -              (161)
  Available-for-sale securities                                                    (2,128,914)       (2,274,412)       (1,250,487)
  Other investments                                                                  (233,075)          (54,927)          (49,460)
Certificate loan fundings                                                              (2,085)           (2,830)           (3,197)
                                                                                       ------            ------            ------
Net cash used in investing activities                                             $  (265,535)      $  (624,550)      $  (323,788)
                                                                                  -----------       -----------       -----------

Statements of Cash Flows (continued)

Year ended December 31, (In thousands)                                                2002              2001              2000
Cash Flows from Financing Activities
Payments from certificate owners                                                  $ 2,031,414       $ 1,919,769       $ 1,667,475
Proceeds from repurchase agreements                                                         -               500                 -
Certificate maturities and cash surrenders                                         (1,788,995)       (1,734,742)       (1,517,178)
Payments under repurchase agreements                                                        -              (500)          (25,000)
(Return of capital to) contribution from parent                                       (10,000)          240,000                 -
Dividends paid                                                                              -                 -            (5,000)
                                                                                      -------           -------           -------
Net cash provided by financing activities                                             232,419           425,027           120,297
                                                                                      -------           -------           -------
Net increase in cash and cash equivalents                                             151,546            14,106            11,625
Cash and cash equivalents at beginning of year                                         72,817            58,711            47,086
                                                                                       ------            ------            ------
Cash and cash equivalents at end of year                                          $   224,363       $    72,817       $    58,711
                                                                                  -----------       -----------       -----------
Supplemental Disclosures Including Non-cash Transactions
Cash paid for income taxes                                                        $    22,233       $         -       $     2,558
Certificate maturities and surrenders through
  loan reductions                                                                 $     3,097       $     4,263       $     4,060

See notes to financial statements.

Notes to Financial Statements

(In thousands unless indicated otherwise)

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business
American Express Certificate Company (AECC), is a wholly-owned subsidiary of American Express Financial Corporation (Parent), which is a wholly-owned subsidiary of American Express Company. AECC is registered as an investment company under the Investment Company Act of 1940 ("the 1940 Act") and is in the business of issuing face-amount investment certificates. Face-amount certificates issued by AECC entitle the certificate owner to receive at maturity a stated amount of money and interest or credits declared from time to time by AECC, at its discretion. The certificates issued by AECC are not insured by any government agency. AECC's certificates are sold primarily by American Express Financial Advisor Inc.'s (AEFA) (an affiliate) field force operating in 50 states, the District of Columbia and Puerto Rico. The Parent acts as investment advisor for AECC.

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

Basis of financial statement presentation
The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States. AECC uses the equity method of accounting for its wholly-owned unconsolidated subsidiary, which is the method prescribed by the Securities and Exchange Commission (SEC) for non-investment company subsidiaries. Certain prior year amounts have been reclassified to conform to the current year's presentation.

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

Interest Income

Interest income is accrued as earned using the effective interest method, which makes an adjustment for security premiums and discounts, so that the related security recognizes a constant rate of return on the outstanding balance throughout its term.

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

Investment securities
Debt securities and marketable equity securities are classified as available-for-sale and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component, net of deferred income taxes, in Accumulated other comprehensive income (loss) in Stockholder's Equity.

The basis for determining cost in computing realized gains and losses on securities is specific identification. Gains and losses are recognized in the results of operations upon disposition of the securities. In addition, losses are also recognized when management determines that a decline in value is other-than-temporary, which requires judgment regarding the amount and timing of recovery. Indicators of other-than-temporary impairment for debt securities include issuer downgrade, default or bankruptcy. AECC also considers the extent to which cost exceeds fair value, the duration of time of that decline and management's judgment as to the issuer's current and prospective financial condition. The charges are reflected in the Net realized loss on investments within the Statement of Operations.

First mortgage loans on real estate and other loans
Mortgage and other loans reflects principal amounts outstanding less reserves for losses, which is the basis for determining any realized gains or losses. The estimated fair value of the mortgage loans on real estate is determined by a discounted cash flow analysis using mortgage interest rates currently offered for mortgages of similar maturities. The fair value of the other loans represents market prices or estimated fair values when quoted prices are not available.

The reserve for losses is measured as the excess of the loan's recorded investment over its present value of expected principal and interest payments discounted at the loan's effective interest rate or the fair value of collateral. Additionally, the level of the reserve account is determined based on several factors, including historical experience and current economic and political conditions. Management regularly evaluates the adequacy of the reserve for loan losses, and believes it is adequate to absorb estimated losses in the portfolio.

AECC generally stops accruing interest on mortgage loans on real estate for which interest payments are delinquent more than three months. Based on management's judgment as to the ultimate collectibility of principal, interest payments received are either recognized as income or applied to the recorded investment in the loan.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which addresses consolidation by business enterprises of variable interest entities (VIEs). The accounting provisions and expanded disclosure requirements for VIEs existing at December 31, 2002, are fully effective for reporting periods beginning after June 15, 2003. An entity shall be subject to consolidation according to the provisions of FIN 46, if, by design, either (i) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) as a group, the holders of the equity investment at risk lack (a) direct or indirect ability to make decisions about an entity's activities; (b) the obligation to absorb the expected losses of the entity if they occur; or (c) the right to receive the expected residual return of the entity if they occur. In general, FIN 46 will require a VIE to be consolidated when an enterprise has a variable interest that will absorb a majority of the VIE's expected losses or receive a majority of the VIE's expected residual return.

It is likely that AECC will disclose additional information about VIE's when FIN 46 becomes effective in the third quarter of 2003. The entity primarily impacted by FIN 46 relates to a secured loan trust (SLT) for which AECC has a 33% ownership interest. The SLT provides returns to investors primarily based on the performance of an underlying portfolio of high-yield loans. AECC's pro rata return is based on the performance of up to $125,000 of high yield loans. Currently, the underlying portfolio consists of $114,472 in high-yield loans which have a market value of $103,739. The SLT has an adjusted cost basis of $26,593. AECC continues to evaluate other relationships and interest in entities that may be considered VIEs. The impact of adopting FIN 46 on the Consolidated Financial Statements is still being reviewed.


2.   DEPOSIT OF ASSETS AND MAINTENANCE OF QUALIFIED ASSETS

Under the provisions of its certificates and the 1940 Act, AECC was required to have Qualified Assets (as that term is defined in Section 28(b) of the 1940 Act) in the amount of $4,492,725 and $4,152,437 at December 31, 2002 and 2001,
respectively. AECC had Qualified Assets of $4,778,592 and $4,413,104 at December 31, 2002 and 2001, respectively, excluding net unrealized appreciation on Available-for-sale securities of $135,010 and $43,962 at December 31, 2002 and 2001, respectively, and Payable for investment securities purchased of $263,658 and $163,507 at December 31, 2002 and 2001, respectively.

Qualified Assets are valued in accordance with such provisions of Minnesota Statutes as are applicable to investments of life insurance companies. These values are the same as financial statement carrying values, except for debt securities classified as available-for-sale and all marketable equity securities, which are carried at fair value in the financial statements but are valued at amortized cost for qualified asset and deposit maintenance purposes.

Pursuant to provisions of the certificates, the 1940 Act, the central depository agreement and requirements of various states, qualified assets of AECC were deposited as follows:

                                                                          December 31, 2002
                                                                              Required
                                                            Deposits          deposits           Excess
Deposits to meet certificate liability requirements:
States                                                     $      362        $      318         $     44
Central Depository                                          5,031,924         4,472,886          559,038
                                                            ---------         ---------          -------
Total                                                      $5,032,286        $4,473,204         $559,082
                                                           ----------        ----------         --------

                                                                          December 31, 2001
                                                                              Required
                                                            Deposits          deposits           Excess
Deposits to meet certificate liability requirements:
States                                                     $      361        $      318         $     43
Central Depository                                          4,547,283         4,129,056          418,227
                                                            ---------         ---------          -------
Total                                                      $4,547,644        $4,129,374         $418,270
                                                           ----------        ----------         --------

The assets on deposit at December 31, 2002 and 2001 consisted of securities and other loans having a deposit value of $4,608,914 and $3,955,748, respectively; mortgage loans on real estate of $338,924 and $343,434, respectively, and other assets of $84,448 and $248,462, respectively.

American Express Trust Company is the central depository for AECC. See note 7.

3. INVESTMENTS IN SECURITIES

Fair values of investments in securities represent market prices or estimated fair values when quoted prices are not available. Estimated fair values are determined by using established procedures involving, among other things, review of market indexes, price levels of current offerings and comparable issues, price estimates, estimated future cash flows, and market data from independent brokers. The procedures are reviewed annually by management and the Board of Directors.

Because of changes to the rules for hedging investments, the transition provisions of SFAS No. 133, as amended, permitted held-to-maturity securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," to be reclassified at the date of adoption to available-for-sale or trading. AECC reclassified all held-to-maturity securities to available-for-sale upon adoption as of January 1, 2001.

A summary of Available-for-sale securities at December 31, is as follows:

                                                                        2002
                                                               Gross             Gross
                                           Amortized        unrealized        unrealized           Fair
                                             cost              gains            losses             value

U.S. Government and
  agency obligations                    $      362          $     37          $     -        $      399
Mortgage and asset-backed securities     2,938,348            94,528            1,728         3,031,148
Structured investments                      33,470             2,175                -            35,645
State and municipal obligations              9,424               385                -             9,809
Corporate debt securities                1,172,446            53,394           15,540         1,210,300
Stated maturity preferred stock             82,554             1,876              383            84,047
Perpetual preferred stock                   17,782               266                -            18,048
                                        ----------          --------          -------        ----------

Total                                   $4,254,386          $152,661          $17,651        $4,389,396
                                        ----------          --------          -------        ----------

                                                                       2001
                                                              Gross             Gross
                                          Amortized        unrealized        unrealized           Fair
                                            cost              gains            losses             value
U.S. Government and
  agency obligations                         $ 361          $     24          $     -        $      385
Mortgage and asset-backed securities     2,136,070            23,121           10,059         2,149,132
Structured investments                      59,586               582            2,613            57,555
State and municipal obligations             10,893               563                -            11,456
Corporate debt securities                1,623,612            38,078           10,379         1,651,311
Stated maturity preferred stock            168,963             4,489              150           173,302
Perpetual preferred stock                   30,282               454              320            30,416
Common stock                                   172               172                -               344
                                        ----------          --------          -------        ----------

Total                                   $4,029,939          $ 67,483          $23,521        $4,073,901
                                        ----------          --------          -------        ----------

The amortized cost and fair value of Available-for-sale securities, by contractual maturity at December 31, 2002 are shown below. Cash flows may differ from contractual maturities because issuers may call or prepay obligations.

                                         Amortized            Fair
                                            cost              value

Due within one year                     $  212,117        $  214,421
Due from one to five years                 869,934           911,737
Due from five to ten years                 204,791           203,097
Due in more than ten years                  11,414            10,945
                                            ------            ------
                                        $1,298,256        $1,340,200
Mortgage and asset-backed securities     2,938,348         3,031,148
Perpetual preferred stock                   17,782            18,048
                                            ------            ------

Total                                   $4,254,386        $4,389,396
                                        ----------        ----------

During the years ended December 31, 2002 and 2001, there were no securities classified as trading securities.

The proceeds from sales of Available-for-sale securities and the gross realized gains and gross realized losses on those sales during the years ended December 31, were as follows:

                                           2002            2001           2000
Proceeds                                $ 887,194     $ 1,694,615      $ 312,728
Gross realized gains                       23,394          20,679          4,447
Gross realized losses                      15,741          83,932          3,136
                                           ------          ------          -----

During the years ended December 31, 2002, 2001 and 2000, AECC also recognized losses of $15,789, $27,932, and $11,413, respectively, due to declines in the fair value of corporate debt or structured available-for-sale securities that were other-than-temporary. These amounts are reflected in Net realized loss on investments in the Statements of Operations.

Sales of Held-to-maturity securities, due to credit concerns and acceptance of a tender offer during the year ended December 31, 2000 was as follows:

                                              2002           2001          2000

Amortized cost                                $ -             $ -        $ 9,015
Gross realized gains                            -               -             94
Gross realized losses                           -               -            273
                                           ------          ------          -----

Investments in securities with fixed maturities comprised 83% and 88% of AECC's total invested assets at December 31, 2002 and 2001, respectively. Securities are rated by Moody's and Standard & Poors (S&P), or by Parent's internal analysts, using criteria similar to Moody's and S&P, when a public rating does not exist. Ratings are presented using S&P's convention and if the two agency's ratings differ, the lower rating is used. A summary of investments in securities with fixed maturities, at amortized cost, by rating of investment is as follows:

Rating                                        2002           2001

AAA                                            69%             60%
AA                                              1               2
A                                              11              12
BBB                                            16              24
Below investment grade                          3               2
                                              ---             ---

Total                                         100%            100%
                                              ---             ---

Of the securities rated AAA, 94% and 88% at December 31, 2002 and 2001, respectively, are U.S. Government Agency mortgage-backed securities that are not rated by a public rating agency. At December 31, 2002 and 2001, approximately 9% and 11%, respectively, of securities with fixed maturities, other than U.S. Government Agency mortgage-backed securities, are rated by Parent's internal analysts.

At December 31, 2002 and 2001 no one issuer, other than U.S. Government Agency mortgage-backed securities, is greater than 1% of AECC's total investment in securities with fixed maturities.

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

AECC's net losses in 2001 were primarily composed of a $36.9 million loss to recognize the impact of higher default assumptions used to determine impairment on rated structured investments and a $57.1 million loss on high-yield securities. The write-downs of these investments were associated with the company's decision to reduce the Company's holdings of high-yield investments and rebalance the fixed maturity investment portfolio towards higher quality, less volatile holdings.

4.   INVESTMENTS IN FIRST MORTGAGE LOANS ON REAL ESTATE AND OTHER LOANS

During the years ended December 31, 2002 and 2001, AECC held no investments in impaired mortgage or other loans. During 2000, the average recorded investment in impaired loans was $195.

AECC recognized $13 of interest income related to impaired mortgage and other loans for the year ended December 31, 2000.

The reserve for loss on mortgage loans and other loans increased to $4,223 on December 31, 2002, from $1,935 at December 31, 2001 and $744 at December 31, 2000.

At December 31, 2002 and 2001, approximately 7% and 8%, respectively, of AECC's invested assets were First mortgage loans on real estate. A summary of First mortgage loans on real estate by region and property type at December 31, is as follows:

Region                                           2002            2001

South Atlantic                                    18%             20%
West North Central                                15              17
East North Central                                13              15
Mountain                                          13              17
West South Central                                17              13
Pacific                                           12               9
New England                                        6               4
Middle Atlantic                                    6               5
                                                 ---             ---
Total                                            100%            100%
                                                 ---             ---

Property Type                                    2002            2001

Office buildings                                  41%             29%
Retail/shopping centers                           20              24
Apartments                                        14              17
Industrial buildings                              15              14
Other                                             10              16
                                                 ---             ---
Total                                            100%            100%
                                                 ---             ---

The carrying amounts and fair values of First mortgage loans on real estate and other loans at December 31 are below. The fair values for first mortgage loans on real estate are estimated using discounted cash flow analyses, using market interest rates currently being offered for loans with similar maturities. The fair value of other loans represents market prices or estimated fair values when quoted prices are not available.

                                                        2002                        2001
                                               Carrying        Fair       Carrying         Fair
                                                amount         value       amount          value

First mortgage loans on real estate          $342,147       $366,198      $345,369       $348,873
Other loans                                   114,319        111,550             -              -
Reserve for losses                             (4,223)             -        (1,935)             -
                                             --------       --------      --------       --------
Net first mortgage and other loans           $452,243       $477,748      $343,434       $348,873
                                             --------       --------      --------       --------

At December 31, 2002 and 2001, commitments for fundings of first mortgage loans on real estate, at market interest rates, aggregated $13,400 and $7,100, respectively. AECC holds the mortgage document, which gives it the right to take possession of the property if the borrower fails to perform according to the terms of the agreements. AECC employs policies and procedures to ensure the creditworthiness of the borrowers and that funds will be available on the funding date. AECC's first mortgage loans on real estate fundings are restricted to 80% or less of the market value of the real estate at the time of the loan funding. Management believes there is no fair value for these commitments.

5. CERTIFICATE RESERVES

Reserves maintained on outstanding certificates have been computed in accordance with the provisions of the certificates and Section 28 of the 1940 Act. The average rates of accumulation on certificate reserves at December 31, were as follows:
                                                           2002
                                                          Average       Average
                                                           gross      additional
                                             Reserve   accumulation     credit
                                             balance       rate          rate
Installment certificates:
Reserves to mature:
  With guaranteed rates                    $   12,663       3.50%          .50%
  Without guaranteed rates (A)                156,294         -           1.04
Additional credits and accrued interest         3,988       3.20             -
Advance payments and accrued interest (B)         564       3.30           .18
Other                                              34          -             -
Fully paid certificates:
Reserves to mature:
  With guaranteed rates                        95,941       3.20           .01
  Without guaranteed rates (A) and (C)      4,181,407          -           .73
Additional credits and accrued interest        42,311       3.08             -
Due to unlocated certificate holders              170          -             -
                                           ----------       ----           ---
Total                                      $4,493,372
                                           ----------

                                                           2001
                                                          Average       Average
                                                           gross      additional
                                             Reserve   accumulation     credit
                                             balance       rate          rate
Installment certificates:
Reserves to mature:
  With guaranteed rates                    $   14,367       3.50%          .50%
  Without guaranteed rates (A)                178,808          -          3.94
Additional credits and accrued interest         5,082       3.18             -
Advance payments and accrued interest (B)         645       3.26           .21
Other                                              33          -             -
Fully paid certificates:
Reserves to mature:
  With guaranteed rates                       104,025       3.20           .24
  Without guaranteed rates (A) and (C)      3,796,799          -          2.71
Additional credits and accrued interest        59,948       3.12             -
Due to unlocated certificate holders              219          -             -
                                           ----------       ----           ---
Total                                      $4,159,926
                                           ----------

A) There is no minimum rate of accrual on these reserves. Interest is declared periodically, quarterly or annually, in accordance with the terms of the separate series of certificates.

B) Certain series of installment certificates guarantee accrual of interest on advance payments at an average of 3.26%. AECC has increased the rate of accrual to 4.00% through April 30, 2004. An appropriation of retained earnings of $15 has been made, which represents the estimated additional accrual that will result from the increase granted by AECC.

C) American Express Stock Market Certificate, American Express Market Strategy Certificate and American Express Equity Indexed Savings Certificate enable the certificate owner to participate in any relative rise in a major stock market index without risking loss of principal. Generally the certificates have a term of 52 weeks and may continue for up to 20 successive terms. The reserve balance on these certificates at December 31, 2002 and 2001 was $999,067 and $1,095,531, respectively.

On certain series of single payment certificates, additional interest is predeclared for periods greater than one year. At December 31, 2002, $811 of retained earnings had been appropriated for the predeclared additional interest, which represents the difference between certificate reserves on these series, calculated on a statutory basis, and the reserves maintained per books.

Fair values of certificate reserves with interest rate terms of one year or less approximated the carrying values less any applicable surrender charges. Fair values for other certificate reserves are determined by discounted cash flow analyses using interest rates currently offered for certificates with similar remaining terms, less any applicable surrender charges.

The carrying amounts and fair values of certificate reserves at December 31, consisted of the following:

                                                        2002                              2001

                                             Carrying          Fair            Carrying           Fair
                                              amount           value            amount            value

Reserves with terms of one year or less    $4,007,664       $4,008,793       $3,867,493       $3,872,897
Other                                         485,708          497,689          292,433          301,621
                                              -------          -------          -------          -------

Total certificate reserves                  4,493,372        4,506,482        4,159,926        4,174,518
Unapplied certificate transactions                801              801            2,152            2,152
Certificate loans and accrued interest        (18,824)         (18,824)         (22,054)         (22,054)
                                              -------          -------          -------          -------

Total                                      $4,475,349       $4,488,459       $4,140,024       $4,154,616
                                           ----------       ----------       ----------       ----------

6. DIVIDEND RESTRICTION

Certain series of installment certificates outstanding provide that cash dividends may be paid by AECC only in calendar years for which additional credits of at least one-half of 1% on such series of certificates have been authorized by AECC. This restriction has been removed for 2003 and 2004 by AECC's declaration of additional credits in excess of this requirement.

7. RELATED PARTY TRANSACTIONS ($ NOT IN THOUSANDS)

Investment advisory, joint facilities, technology support and treasury services

The investment advisory and services agreement with Parent provides for a graduated scale of fees equal on an annual basis to 0.750% on the first $250 million of total book value of assets of AECC, 0.650% on the next $250 million, 0.550% on the next $250 million, 0.500% on the next $250 million and 0.107% on the amount in excess of $1 billion. The fee is payable monthly in an amount equal to one-twelfth of each of the percentages set forth above. Excluded from assets for purposes of this computation are first mortgage and other loans, real estate and any other asset on which AECC pays an outside advisory or service fee. The fee paid to AEFC for managing and servicing the other loans is 0.35%.

Distribution services

Fees payable to AEFA on sales of AECC's certificates are based upon terms of agreements giving AEFA the right to distribute the certificates covered under the agreements. The agreements provide for payment of fees over a period of time.

From time to time, AECC may sponsor or participate in sales promotions involving one or more of the certificates and their respective terms. These promotions may offer a special interest rate to attract new clients or retain existing clients. To cover the cost of these promotions, distribution fees paid to AEFA may be lowered. There were no changes to the distribution fees for the promotion of the American Express Flexible Savings Certificate which occurred June 5, 2002 to July 23, 2002. For the promotion of the seven-month interest rate term American Express Flexible Savings Certificate which occurred March 7, 2001 to May 8, 2001 and October 31, 2001 to December 11, 2001, the distribution fee was lowered to 0.030% and 0.017%, respectively.

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

Dividends

In 2001, AECC paid a $167 million dividend to its parent by transferring at book value certain collateralized debt obligation (CDO) securities owned by the Company. In part, the dividend was paid to allow AEFC to transfer the CDO securities and related accrued interest into a securitization trust.

8. INCOME TAXES

Income tax (expense) benefit as shown in the Statements of Operations for the three years ended December 31, consists of:

                                              2002           2001         2000
Federal:
  Current                                    $(24,367)     $26,007      $ 8,586
  Deferred                                      3,288        9,792       (4,941)
                                                -----        -----       ------
                                              (21,079)      35,799        3,645
State                                            (156)        (120)        (120)
                                                 ----         ----         ----
Total income tax (expense) benefit           $(21,235)     $35,679      $ 3,525
                                             --------      -------      -------

Income tax (expense) benefit differs from that computed by using the federal statutory rate of 35%. The principal causes of the difference in each year are shown below:

                                              2002           2001         2000
Federal tax (expense) benefit at
   federal statutory rate                    $(23,581)     $30,752      $(4,554)
Dividend exclusion                              2,462        4,971        8,064
Other, net                                         40           76          135
                                                   --           --          ---
Federal tax (expense) benefit                $(21,079)     $35,799      $ 3,645
                                             --------      -------      -------

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

Deferred tax assets                               2002             2001

Certificate reserves                              1,793            5,743
Investments                                      14,649           14,269
Purchased/written call options                      689                -
Other, net                                          245              160
                                                    ---              ---
Total deferred tax assets                      $ 17,376          $20,172
                                               --------          -------
Deferred tax liabilities
Investment unrealized gains, net               $ 44,720          $12,389
Deferred distribution fees                        2,091            2,721
Purchased/written call options                        -            5,227
Dividends receivable                                 79              196
Return of capital dividends                          42               43
                                                     --               --
Total deferred tax liabilities                   46,932           20,576
                                                 ------           ------
Net deferred tax liabilities                   $(29,556)         $  (404)
                                               --------          -------

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

AECC is exposed to risk associated with fluctuating interest payments on certain certificate products tied to the London Interbank Offering Rate (LIBOR) as the certificate products reset at shorter intervals than the average maturity of the investment portfolio. AECC's goal is to manage interest rate sensitivity by modifying the repricing characteristics of certificate liabilities so that the interest credited to related investment certificate owners is not adversely affected by movements in interest rates. As a result of interest rate fluctuations, the amount of interest paid on hedged liabilities will positively or negatively impact reported earnings. Income or loss on the derivative instruments that are linked to the hedged liabilities will generally offset the effect of this impact. The Company views this strategy as a prudent management of interest rate sensitivity, such that earnings are not exposed to undue risk presented by changes in interest rates.

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

The interest rate swaps qualify for and are designated as cash flow hedges. The effective portions of changes in the fair value of the derivatives are recorded in Other Comprehensive Income (OCI). Amounts are reclassified from OCI to Investment expenses as interest is credited to certificate reserves. The fair value of the interest rate swaps are included in Accounts payable and accrued liabilities on the balance sheet.

For the years ended December 31, 2002 and 2001, AECC recognized no losses on the derivatives as a result of ineffectiveness. AECC reclassified into earnings pretax losses of $9,780 and $17,616 during 2002 and 2001, respectively. An estimated $4,000 of the unrealized losses accumulated in OCI related to derivatives designated as cash flow hedges will be reclassified into earnings by December 31, 2003. This effect will occur at the same time as the Company realizes the benefits of lower market rates of interest on its certificates. The longest period of time over which the Company is hedging exposure to the variability in future cash flows is 26 months.

AECC offers American Express Stock Market Certificates ("SMC") that offer a return based upon the relative change in a major stock market index between the beginning and end of the SMC's term. The SMC product contains an embedded derivative, essentially the equity based return of the certificate, that must be separated from the host contract and accounted for as a derivative instrument per SFAS No. 133. As a result of fluctuations in equity markets, and the corresponding changes in value of the embedded derivative, the amount of expenses incurred by the Company related to SMC will positively or negatively impact reported earnings. As a means of hedging its obligations under the provisions for these certificates, the Company purchases and writes call options on the major market index. The Company views this strategy as a prudent management of equity market sensitivity, such that earnings are not exposed to undue risk presented by changes in equity market levels.

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

A summary of fair values of financial instruments as of December 31, is as follows:
                                                                      2002                                2001
                                                                    Carrying            Fair            Carrying            Fair
                                                                      value             value             value             value
Financial assets:
  Assets for which carrying values
    approximate fair values                                       $  282,382        $  282,382        $  132,303        $  132,303
  Investment securities (note 3)                                   4,389,396         4,389,396         4,073,901         4,073,901
  First mortgage loans on real estate and other loans (note 4)       452,243           477,748           343,434           348,873
  Derivative financial instruments (note 9)                           34,403            34,403            48,393            48,393
Financial liabilities:
  Liabilities for which carrying values
    approximate fair values                                          306,841           306,841           179,080           179,080
  Certificate reserves (note 5)                                    4,475,349         4,488,459         4,140,024         4,154,616
  Derivative financial instruments (note 9)                           26,703            26,703            32,558            32,558
                                                                      ------            ------            ------            ------

American Express Certificate Company                                                                              Schedule I
Investments of Securities in Unaffiliated Issuers
At December 31, 2002
(In thousands)

                                                                                 Bal Held at
                                                                             12/31/02 Principal
                                                                               Amt of Bonds &                        Value at
                                                                               Notes or # of           Cost          12/31/02
Issuer Name and Issuer Title                           Maturity    Rate            Shares          (Notes a & c)     (Note a)
------------------------------------------------------------------------------------------------------------------------------------
BONDS AND NOTES

U.S. Government U.S. Government-Direct Obligations
US TREASURY BD NTS STRP                                  2004     5.8750%             165               163            178
US TREASURY BD NTS STRP                                  2006     5.6250%             200               199            221

Total - U.S. Government-Direct Obligations                                            365               362            400

Total - U.S. Government                                                               365               362            400

Mortgage Backed Securities
AERCO LIMITED - ABS                                      2023     2.7700%          12,666            12,569         12,467
BANC AMERICA LARGE LOAN                                  2016     6.1190%           4,360             4,360          4,723 (d)
BANC AMERICA LARGE LOAN                                  2011     2.6500%           8,213             8,213          7,012
BANK OF AMERICA - ABS                                    2043     3.3660%           9,043             9,042          9,204
CDC COMMERCIAL MORTGAGE TRUST                            2019     5.2520%           9,814             9,861         10,364
CENTEX HOME EQUITY                                       2029     6.4700%          10,000            10,013         10,601
CHASE COMMERCIAL MORT SECURITI                           2029     6.4500%             955               953          1,001
CHASE MORTGAGE FINANCE CORP -                            2029     6.5000%           4,347             4,348          4,459
CITICORP MORTGAGE SECURITIES I                           2029     6.5000%           4,185             4,179          4,240
CONTIMORTGAGE HOME EQUITY LN T                           2016     6.6900%           2,582             2,576          2,579
DLJ COMMERCIAL MORTGAGE CORP                             2032     7.1200%           8,112             8,135          8,991
EQCC HOME EQUITY TRUST - ABS                             2021     6.6100%             981               981            997
FDIC REMIC TRUST - ABS                                   2026     6.7500%             143               142            143
FEDERAL HOME LOAN MTGE CORP                              2018     5.5000%         100,000           102,750        103,562
FEDERAL HOME LOAN MTGE CORP                              2030     5.5000%          39,271            38,875         40,474
FEDERAL HOME LOAN MTGE CORP                              2030     5.5000%          41,693            41,505         42,757
FEDERAL HOME LOAN MTGE CORP                              2019     6.5000%           1,935             1,929          1,938
FEDERAL HOME LOAN MTGE CORP                              2026     6.5000%             119               118            119
FEDERAL HOME LOAN MTGE CORP                              2031     7.0000%             688               683            689
FEDERAL HOME LOAN MTGE CORP                              2028     6.0000%          11,724            11,649         12,015
FEDERAL HOME LOAN MTGE CORP                              2027     6.0000%          29,091            28,966         29,701
FEDERAL HOME LOAN MTGE CORP                              2029     6.0000%          14,767            14,684         15,334
FEDERAL HOME LOAN MTGE CORP                              2030     6.0000%          15,159            15,056         15,427
FEDERAL HOME LOAN MTGE CORP                              2026     5.5000%          13,000            12,942         13,378
FEDERAL HOME LOAN MTGE CORP                              2031     5.7500%          25,000            24,964         25,821
FEDERAL HOME LOAN MTGE CORP                              2031     5.5000%          25,000            24,945         25,738
FEDERAL HOME LOAN MTGE CORP                              2030     5.7500%          33,412            33,278         34,478
FEDERAL HOME LOAN MTGE CORP                              2026     5.5000%          12,000            11,940         12,355
FEDERAL HOME LOAN MTGE CORP                              2030     5.5000%          25,000            24,911         25,701
FEDERAL HOME LOAN MTGE CORP                              2031     5.7000%          28,624            28,685         29,460

American Express Certificate Company                                                                              Schedule I
Investments of Securities in Unaffiliated Issuers
At December 31, 2002
(In thousands)

                                                                                 Bal Held at
                                                                             12/31/02 Principal
                                                                               Amt of Bonds &                        Value at
                                                                               Notes or # of           Cost          12/31/02
Issuer Name and Issuer Title                           Maturity    Rate            Shares          (Notes a & c)     (Note a)
------------------------------------------------------------------------------------------------------------------------------------
FEDERAL HOME LOAN MTGE CORP                              2021     5.2500%          30,000            30,001         30,847
FEDERAL HOME LOAN MTGE CORP                              2022     5.5000%          30,000            31,172         31,200
FEDERAL HOME LOAN MTGE CORP                              2023     5.5000%          20,165            20,735         21,028
FEDERAL HOME LOAN MTGE CORP                              2022     5.5000%          25,000            25,641         25,984
FEDERAL HOME LOAN MTGE CORP                              2023     5.5000%          25,000            25,664         25,953
FEDERAL HOME LOAN MTGE CORP                              2018     5.5000%          75,000            77,034         77,496
FEDERAL HOME LOAN MTGE CORP 1B0183                       2031     5.6150%          13,421            13,257         13,770
FEDERAL HOME LOAN MTGE CORP 219679                       2003     9.5000%               1                 1              1
FEDERAL HOME LOAN MTGE CORP 219757                       2003    11.0000%               1                 1              1
FEDERAL HOME LOAN MTGE CORP 350190                       2022     4.7500%             759               790            781
FEDERAL HOME LOAN MTGE CORP 380025                       2003     9.5000%              18                18             18
FEDERAL HOME LOAN MTGE CORP 405014                       2019     5.6440%             187               189            193
FEDERAL HOME LOAN MTGE CORP 405092                       2019     6.1000%             435               431            448
FEDERAL HOME LOAN MTGE CORP 405185                       2018     5.8110%             494               493            511
FEDERAL HOME LOAN MTGE CORP 405243                       2019     4.9750%             172               175            178
FEDERAL HOME LOAN MTGE CORP 405360                       2019     5.4020%             228               232            234
FEDERAL HOME LOAN MTGE CORP 405437                       2019     4.2750%             163               161            166
FEDERAL HOME LOAN MTGE CORP 405455                       2019     5.2910%             371               375            382
FEDERAL HOME LOAN MTGE CORP 405615                       2019     4.6090%             348               353            355
FEDERAL HOME LOAN MTGE CORP 502175                       2004    10.5000%               1                 1              1
FEDERAL HOME LOAN MTGE CORP 605041                       2019     5.2470%             139               140            143
FEDERAL HOME LOAN MTGE CORP 605048                       2018     5.0610%             389               390            401
FEDERAL HOME LOAN MTGE CORP 605432                       2017     4.8970%             169               170            173
FEDERAL HOME LOAN MTGE CORP 605433                       2017     4.7490%             434               436            447
FEDERAL HOME LOAN MTGE CORP 605454                       2017     4.3230%           1,272             1,267          1,300
FEDERAL HOME LOAN MTGE CORP 606024                       2019     4.2180%             609               602            621
FEDERAL HOME LOAN MTGE CORP 606025                       2019     3.9400%           1,664             1,669          1,695
FEDERAL HOME LOAN MTGE CORP 630048                       2018     7.3750%              10                10             11
FEDERAL HOME LOAN MTGE CORP 630074                       2018     5.6250%             184               184            192
FEDERAL HOME LOAN MTGE CORP 785363                       2025     6.4300%             839               847            874
FEDERAL HOME LOAN MTGE CORP 785619                       2026     4.7500%             331               332            342
FEDERAL HOME LOAN MTGE CORP 785634                       2026     4.6470%             405               405            419
FEDERAL HOME LOAN MTGE CORP 788870                       2031     5.8540%          22,560            22,486         23,306
FEDERAL HOME LOAN MTGE CORP 788912                       2031     5.7870%          16,629            16,491         17,144
FEDERAL HOME LOAN MTGE CORP 788941                       2031     5.6460%           8,481             8,356          8,697
FEDERAL HOME LOAN MTGE CORP 840031                       2019     5.2690%              39                39             40
FEDERAL HOME LOAN MTGE CORP 840035                       2019     5.7630%             159               158            162
FEDERAL HOME LOAN MTGE CORP 840036                       2019     4.7900%             343               347            351
FEDERAL HOME LOAN MTGE CORP 840072                       2019     5.0270%             487               487            494
FEDERAL HOME LOAN MTGE CORP 845154                       2022     4.8020%             715               744            739
FEDERAL HOME LOAN MTGE CORP 845523                       2023     4.7500%             653               673            669

American Express Certificate Company                                                                              Schedule I
Investments of Securities in Unaffiliated Issuers
At December 31, 2002
(In thousands)

                                                                                 Bal Held at
                                                                             12/31/02 Principal
                                                                               Amt of Bonds &                        Value at
                                                                               Notes or # of           Cost          12/31/02
Issuer Name and Issuer Title                           Maturity    Rate            Shares          (Notes a & c)     (Note a)
------------------------------------------------------------------------------------------------------------------------------------
FEDERAL HOME LOAN MTGE CORP 845654                       2024     5.8030%           1,894             1,922          1,952
FEDERAL HOME LOAN MTGE CORP 845730                       2023     5.0840%           2,620             2,710          2,718
FEDERAL HOME LOAN MTGE CORP 845733                       2024     5.4600%           2,951             3,005          3,039
FEDERAL HOME LOAN MTGE CORP 846072                       2029     5.3940%           1,061             1,088          1,092
FEDERAL HOME LOAN MTGE CORP 846107                       2025     6.0160%             845               865            866
FEDERAL HOME LOAN MTGE CORP 865008                       2018     7.3630%           1,354             1,372          1,404
FEDERAL HOME LOAN MTGE CORP 885008                       2003    10.0000%              18                18             18
FEDERAL HOME LOAN MTGE CORP 885009                       2003     9.5000%               7                 7              8
FEDERAL HOME LOAN MTGE CORP C90581                       2022     5.5000%          14,111            14,005         14,557
FEDERAL HOME LOAN MTGE CORP C90582                       2022     5.5000%           9,779             9,709         10,088
FEDERAL HOME LOAN MTGE CORP C90583                       2022     6.0000%          19,579            20,204         20,394
FEDERAL HOME LOAN MTGE CORP E00151                       2007     7.5000%           1,083             1,099          1,147
FEDERAL HOME LOAN MTGE CORP E00383                       2010     7.0000%           3,526             3,519          3,757
FEDERAL HOME LOAN MTGE CORP E00388                       2010     7.0000%           2,277             2,251          2,426
FEDERAL HOME LOAN MTGE CORP E00426                       2011     6.5000%           2,392             2,373          2,539
FEDERAL HOME LOAN MTGE CORP E00484                       2012     6.5000%           2,288             2,242          2,426
FEDERAL HOME LOAN MTGE CORP E01140                       2017     6.0000%          46,427            48,044         48,580
FEDERAL HOME LOAN MTGE CORP E76761                       2014     6.5000%           8,610             8,477          9,120
FEDERAL HOME LOAN MTGE CORP E77557                       2014     6.5000%           1,165             1,141          1,234
FEDERAL HOME LOAN MTGE CORP E80594                       2014     6.5000%           2,408             2,356          2,553
FEDERAL HOME LOAN MTGE CORP E83348                       2016     6.0000%          20,910            20,887         21,892
FEDERAL HOME LOAN MTGE CORP E83349                       2016     6.0000%          17,471            17,428         18,292
FEDERAL HOME LOAN MTGE CORP E83358                       2016     6.0000%          15,646            15,612         16,381
FEDERAL HOME LOAN MTGE CORP E83365                       2016     6.0000%           5,703             5,675          5,971
FEDERAL HOME LOAN MTGE CORP E90153                       2017     6.0000%          13,083            13,614         13,690
FEDERAL HOME LOAN MTGE CORP E90154                       2017     6.0000%          33,042            34,383         34,575
FEDERAL HOME LOAN MTGE CORP E90625                       2017     5.5000%         104,971           105,102        109,001
FEDERAL HOME LOAN MTGE CORP E91041                       2017     5.0000%          23,188            23,227         23,809
FEDERAL HOME LOAN MTGE CORP E91491                       2012     5.0000%          10,866            11,134         11,214
FEDERAL HOME LOAN MTGE CORP E93341                       2012     5.0000%          34,062            35,293         35,156
FEDERAL HOME LOAN MTGE CORP G10364                       2010     7.0000%           4,096             4,076          4,367
FEDERAL HOME LOAN MTGE CORP G10369                       2010     6.5000%          10,176            10,072         10,811
FEDERAL HOME LOAN MTGE CORP G10439                       2011     6.5000%           1,168             1,145          1,240
FEDERAL HOME LOAN MTGE CORP G10665                       2012     7.0000%          16,119            16,080         17,180
FEDERAL HOME LOAN MTGE CORP G10949                       2014     6.5000%           6,677             6,589          7,073
FEDERAL HOME LOAN MTGE CORP G11004                       2015     7.0000%           2,707             2,692          2,881
FEDERAL HOME LOAN MTGE CORP G11177                       2011     5.5000%          20,694            20,721         21,716
FEDERAL HOME LOAN MTGE CORP G11193                       2016     5.0000%          16,250            16,011         16,689
FEDERAL HOME LOAN MTGE CORP G11298                       2017     5.0000%          23,929            23,977         24,569
FEDERAL NATIONAL MORTGAGE ASSO                           2013     5.0000%          10,000            10,173         10,331
FEDERAL NATIONAL MORTGAGE ASSO                           2023     6.5000%           1,494             1,478          1,511

American Express Certificate Company                                                                              Schedule I
Investments of Securities in Unaffiliated Issuers
At December 31, 2002
(In thousands)

                                                                                 Bal Held at
                                                                             12/31/02 Principal
                                                                               Amt of Bonds &                        Value at
                                                                               Notes or # of           Cost          12/31/02
Issuer Name and Issuer Title                           Maturity    Rate            Shares          (Notes a & c)     (Note a)
------------------------------------------------------------------------------------------------------------------------------------
FEDERAL NATIONAL MORTGAGE ASSO                           2024     6.5000%             419               417            419
FEDERAL NATIONAL MORTGAGE ASSO                           2024     6.5000%             680               678            683
FEDERAL NATIONAL MORTGAGE ASSO                           2011     6.0000%          18,767            18,698         19,829
FEDERAL NATIONAL MORTGAGE ASSO                           2029     6.0000%          15,845            15,684         16,240
FEDERAL NATIONAL MORTGAGE ASSO                           2028     6.0000%          15,092            14,946         15,449
FEDERAL NATIONAL MORTGAGE ASSO                           2014     6.0000%          10,000             9,925         10,731
FEDERAL NATIONAL MORTGAGE ASSO                           2021     6.5000%          10,343            10,284         10,496
FEDERAL NATIONAL MORTGAGE ASSO                           2012     5.0000%          49,646            50,563         51,456
FEDERAL NATIONAL MORTGAGE ASSO                           2032     5.0110%          10,029            10,053         10,591
FEDERAL NATIONAL MORTGAGE ASSO                           2032     5.1500%          14,197            14,271         14,643
FEDERAL NATIONAL MORTGAGE ASSO                           2032     5.0000%           9,976            10,005         10,289
FEDERAL NATIONAL MORTGAGE ASSO                           2032     5.2000%          10,000            10,074         10,209
FEDERAL NATIONAL MORTGAGE ASSO                           2032     4.7560%          15,130            15,204         15,897
FEDERAL NATIONAL MORTGAGE ASSO                           2032     5.0740%          10,029            10,068         10,195
FEDERAL NATIONAL MORTGAGE ASSO                           2032     4.7000%          15,137            15,230         15,344
FEDERAL NATIONAL MORTGAGE ASSO                           2028     5.6250%          11,505            11,552         11,898
FEDERAL NATIONAL MORTGAGE ASSO                           2030     6.0000%          11,569            11,587         11,897
FEDERAL NATIONAL MORTGAGE ASSO                           2042     5.3000%          45,500            45,341         47,309
FEDERAL NATIONAL MORTGAGE ASSO                           2042     5.0000%          12,500            12,622         12,843
FEDERAL NATIONAL MORTGAGE ASSO                           2042     5.0000%          15,000            15,081         15,413
FEDERAL NATIONAL MORTGAGE ASSO 105989                    2020     6.4650%             573               602            598
FEDERAL NATIONAL MORTGAGE ASSO 190726                    2033     4.9270%           2,380             2,435          2,446
FEDERAL NATIONAL MORTGAGE ASSO 249907                    2024     6.2500%           2,067             2,098          2,123
FEDERAL NATIONAL MORTGAGE ASSO 250670                    2011     7.0000%           1,409             1,417          1,507
FEDERAL NATIONAL MORTGAGE ASSO 250671                    2011     7.5000%           3,943             3,948          4,225
FEDERAL NATIONAL MORTGAGE ASSO 250857                    2012     7.0000%           3,945             3,935          4,218
FEDERAL NATIONAL MORTGAGE ASSO 252259                    2014     5.5000%          17,778            17,476         18,610
FEDERAL NATIONAL MORTGAGE ASSO 252344                    2014     5.5000%          16,403            16,023         17,149
FEDERAL NATIONAL MORTGAGE ASSO 252381                    2014     5.5000%          15,343            14,963         16,033
FEDERAL NATIONAL MORTGAGE ASSO 253844                    2016     5.5000%           7,977             7,988          8,282
FEDERAL NATIONAL MORTGAGE ASSO 253878                    2016     5.5000%          20,445            20,498         21,227
FEDERAL NATIONAL MORTGAGE ASSO 254010                    2008     5.5000%          10,539            10,519         10,916
FEDERAL NATIONAL MORTGAGE ASSO 254195                    2017     5.5000%          23,283            23,221         24,174
FEDERAL NATIONAL MORTGAGE ASSO 254507                    2012     5.5000%          19,590            20,257         20,619
FEDERAL NATIONAL MORTGAGE ASSO 254508                    2012     5.0000%          35,410            36,226         36,701
FEDERAL NATIONAL MORTGAGE ASSO 254586                    2012     5.0000%          73,514            75,469         76,194
FEDERAL NATIONAL MORTGAGE ASSO 254590                    2017     5.0000%          50,000            50,430         51,337
FEDERAL NATIONAL MORTGAGE ASSO 254591                    2018     5.5000%          35,000            36,239         36,339
FEDERAL NATIONAL MORTGAGE ASSO 303115                    2004     6.5000%           1,057             1,034          1,083
FEDERAL NATIONAL MORTGAGE ASSO 303259                    2025     4.8250%           1,635             1,682          1,677
FEDERAL NATIONAL MORTGAGE ASSO 303445                    2009     5.5000%           6,789             6,584          7,145

American Express Certificate Company                                                                              Schedule I
Investments of Securities in Unaffiliated Issuers
At December 31, 2002
(In thousands)

                                                                                 Bal Held at
                                                                             12/31/02 Principal
                                                                               Amt of Bonds &                        Value at
                                                                               Notes or # of           Cost          12/31/02
Issuer Name and Issuer Title                           Maturity    Rate            Shares          (Notes a & c)     (Note a)
------------------------------------------------------------------------------------------------------------------------------------
FEDERAL NATIONAL MORTGAGE ASSO 303970                    2024     6.0000%          13,316            13,139         13,918
FEDERAL NATIONAL MORTGAGE ASSO 313042                    2011     7.0000%           3,245             3,253          3,469
FEDERAL NATIONAL MORTGAGE ASSO 313522                    2012     7.0000%           7,956             7,990          8,483
FEDERAL NATIONAL MORTGAGE ASSO 313561                    2012     8.0000%           3,940             4,004          4,268
FEDERAL NATIONAL MORTGAGE ASSO 323290                    2013     6.0000%          12,958            12,866         13,616
FEDERAL NATIONAL MORTGAGE ASSO 323748                    2014     6.5000%          11,710            11,466         12,406
FEDERAL NATIONAL MORTGAGE ASSO 323833                    2014     6.0000%           6,261             6,202          6,575
FEDERAL NATIONAL MORTGAGE ASSO 36225                     2016     9.0000%              84                86             94
FEDERAL NATIONAL MORTGAGE ASSO 367005                    2012     7.0000%           2,629             2,615          2,801
FEDERAL NATIONAL MORTGAGE ASSO 40877                     2017     9.0000%              28                28             31
FEDERAL NATIONAL MORTGAGE ASSO 484933                    2014     6.0000%          11,056            11,028         11,611
FEDERAL NATIONAL MORTGAGE ASSO 50973                     2009     6.0000%          10,913            10,731         11,547
FEDERAL NATIONAL MORTGAGE ASSO 509806                    2014     6.5000%           4,740             4,693          5,018
FEDERAL NATIONAL MORTGAGE ASSO 511817                    2016     5.5000%          18,785            18,865         19,503
FEDERAL NATIONAL MORTGAGE ASSO 511824                    2016     5.5000%          17,557            17,587         18,228
FEDERAL NATIONAL MORTGAGE ASSO 511828                    2016     5.5000%          11,690            11,687         12,137
FEDERAL NATIONAL MORTGAGE ASSO 51617                     2017    10.0000%              46                47             53
FEDERAL NATIONAL MORTGAGE ASSO 545187                    2031     5.9720%          23,995            23,913         24,838
FEDERAL NATIONAL MORTGAGE ASSO 545249                    2016     5.5000%          36,144            36,286         37,527
FEDERAL NATIONAL MORTGAGE ASSO 545303                    2016     5.0000%          18,270            17,998         18,767
FEDERAL NATIONAL MORTGAGE ASSO 545400                    2017     5.5000%          44,169            43,950         45,859
FEDERAL NATIONAL MORTGAGE ASSO 545492                    2022     5.5000%          10,712            10,604         11,058
FEDERAL NATIONAL MORTGAGE ASSO 545529                    2032     5.6780%          20,375            20,179         20,982
FEDERAL NATIONAL MORTGAGE ASSO 54557                     2032     5.5560%          28,304            28,355         29,196
FEDERAL NATIONAL MORTGAGE ASSO 545679                    2022     5.5000%          21,384            20,820         22,074
FEDERAL NATIONAL MORTGAGE ASSO 545786                    2032     5.8920%           9,031             9,070          9,404
FEDERAL NATIONAL MORTGAGE ASSO 564907                    2031     5.9410%          11,978            11,937         12,459
FEDERAL NATIONAL MORTGAGE ASSO 566074                    2031     5.9000%           7,471             7,469          7,775
FEDERAL NATIONAL MORTGAGE ASSO 583747                    2016     5.5000%          14,124            14,149         14,665
FEDERAL NATIONAL MORTGAGE ASSO 584059                    2031     5.9030%          19,712            19,605         20,162
FEDERAL NATIONAL MORTGAGE ASSO 584507                    2031     5.9340%           6,470             6,441          6,628
FEDERAL NATIONAL MORTGAGE ASSO 584829                    2016     6.0000%          14,906            14,796         15,604
FEDERAL NATIONAL MORTGAGE ASSO 585743                    2016     5.5000%          33,514            33,677         34,796
FEDERAL NATIONAL MORTGAGE ASSO 597087                    2031     5.9190%          18,253            18,173         18,700
FEDERAL NATIONAL MORTGAGE ASSO 605933                    2016     5.5000%          15,971            16,036         16,582
FEDERAL NATIONAL MORTGAGE ASSO 606120                    2031     5.7590%          19,964            19,874         20,472
FEDERAL NATIONAL MORTGAGE ASSO 609060                    2016     5.5000%           8,177             8,186          8,490
FEDERAL NATIONAL MORTGAGE ASSO 616220                    2016     5.0000%          22,599            22,172         23,213
FEDERAL NATIONAL MORTGAGE ASSO 617270                    2017     5.0000%          22,842            22,560         23,462
FEDERAL NATIONAL MORTGAGE ASSO 620293                    2032     5.5040%          13,368            13,242         13,740
FEDERAL NATIONAL MORTGAGE ASSO 621822                    2032     5.8080%          17,260            17,203         18,121

American Express Certificate Company                                                                              Schedule I
Investments of Securities in Unaffiliated Issuers
At December 31, 2002
(In thousands)

                                                                                 Bal Held at
                                                                             12/31/02 Principal
                                                                               Amt of Bonds &                        Value at
                                                                               Notes or # of           Cost          12/31/02
Issuer Name and Issuer Title                           Maturity    Rate            Shares          (Notes a & c)     (Note a)
------------------------------------------------------------------------------------------------------------------------------------
FEDERAL NATIONAL MORTGAGE ASSO 622462                    2016     5.5000%          21,924            21,656         22,762
FEDERAL NATIONAL MORTGAGE ASSO 623866                    2017     5.0000%          22,803            22,739         23,422
FEDERAL NATIONAL MORTGAGE ASSO 625943                    2017     5.0000%          25,708            25,640         26,396
FEDERAL NATIONAL MORTGAGE ASSO 628055                    2032     5.6960%          21,788            21,623         22,475
FEDERAL NATIONAL MORTGAGE ASSO 651629                    2032     5.3640%          14,292            14,323         14,740
FEDERAL NATIONAL MORTGAGE ASSO 653342                    2032     5.3720%           9,743             9,780         10,139
FEDERAL NATIONAL MORTGAGE ASSO 654195                    2032     4.9630%           9,730             9,737          9,934
FEDERAL NATIONAL MORTGAGE ASSO 655798                    2032     5.2980%          18,835            18,800         19,426
FEDERAL NATIONAL MORTGAGE ASSO 661349                    2032     5.5000%          14,655            14,696         15,160
FEDERAL NATIONAL MORTGAGE ASSO 661501                    2032     5.2490%           9,650             9,699          9,953
FEDERAL NATIONAL MORTGAGE ASSO 661744                    2032     5.3990%          14,405            14,478         14,846
FEDERAL NATIONAL MORTGAGE ASSO 66458                     2004    10.0000%             111               111            113
FEDERAL NATIONAL MORTGAGE ASSO 70007                     2017     5.1380%             465               470            482
FEDERAL NATIONAL MORTGAGE ASSO 70117                     2017     4.4300%             165               167            168
FEDERAL NATIONAL MORTGAGE ASSO 70694                     2005     9.5000%             204               204            217
FEDERAL NATIONAL MORTGAGE ASSO 73227                     2005     6.7000%           1,165             1,167          1,240
FEDERAL NATIONAL MORTGAGE ASSO 88879                     2019     7.1450%             521               531            538
FEDERAL NATIONAL MORTGAGE ASSO 89125                     2019     4.6260%           1,738             1,774          1,778
FEDERAL NATIONAL MORTGAGE ASSO 9999                      2032     5.8930%          13,230            13,257         13,646
FEDERAL NATIONAL MORTGAGE ASSO 9999                      2032     5.7450%          12,254            12,278         12,638
FEDERAL NATIONAL MORTGAGE ASSO 9999                      2032     5.3230%          10,062            10,103         10,635
FIRST BOSTON MORTGAGE SEC. - A                           2033     7.5000%           4,789             4,840          4,779
FIRST BOSTON MORTGAGE SEC. - A                           2006     6.7500%             492               487            492
FIRST UNION RE EQ & MORTGAGE I                           2029     7.1500%               0                 0              0
GMAC MORTGAGE SECURITIES INC -                           2029     6.4510%           2,803             2,803          2,936
GMAC MORTGAGE SECURITIES INC -                           2009     2.4700%           3,000             3,000          2,978 (d)
GOVERNMENT NATIONAL MTGE ASSOC                           2024     3.8150%          15,474            15,364         15,389
GOVERNMENT NATIONAL MTGE ASSOC                           2030     5.7500%          13,471            13,442         14,076
GOVERNMENT NATIONAL MTGE ASSOC 8157                      2023     5.3750%           1,544             1,573          1,596
GOVERNMENT NATIONAL MTGE ASSOC 8206                      2017     5.3750%             459               453            475
GOVERNMENT NATIONAL MTGE ASSOC 8240                      2017     5.7500%             261               249            269
GOVERNMENT NATIONAL MTGE ASSOC 8251                      2017     5.7500%              22                21             23
GOVERNMENT NATIONAL MTGE ASSOC 8274                      2017     6.6250%             711               697            736
GOVERNMENT NATIONAL MTGE ASSOC 8283                      2017     6.6250%             122               120            127
GOVERNMENT NATIONAL MTGE ASSOC 8293                      2017     6.6250%             215               210            222
GOVERNMENT NATIONAL MTGE ASSOC 8341                      2018     5.3750%              69                68             72
GOVERNMENT NATIONAL MTGE ASSOC 8353                      2018     5.3750%             346               337            358
GOVERNMENT NATIONAL MTGE ASSOC 8365                      2018     5.3750%             579               559            598
GOVERNMENT NATIONAL MTGE ASSOC 8377                      2018     5.7500%             209               201            215
GOVERNMENT NATIONAL MTGE ASSOC 8428                      2018     6.6250%              97                96            101
GOVERNMENT NATIONAL MTGE ASSOC 8440                      2018     6.6250%             284               280            294

American Express Certificate Company                                                                              Schedule I
Investments of Securities in Unaffiliated Issuers
At December 31, 2002
(In thousands)

                                                                                 Bal Held at
                                                                             12/31/02 Principal
                                                                               Amt of Bonds &                        Value at
                                                                               Notes or # of           Cost          12/31/02
Issuer Name and Issuer Title                           Maturity    Rate            Shares          (Notes a & c)     (Note a)
------------------------------------------------------------------------------------------------------------------------------------
GOVERNMENT NATIONAL MTGE ASSOC 8638                      2025     5.3750%           1,745             1,762          1,804
GREEN TREE ACCEPTANCE - ABS                              2018     7.7000%           5,942             5,615          5,615 (b)
GREENWICH CAPITAL DERIVATIVES                            2013     3.3570%           5,000             5,000          5,052
JP MORGAN CHASE COMM MORT SEC                            2033     5.2880%           5,219             5,215          5,470
JP MORGAN COMM MORT FIN CORP                             2032     7.5900%           3,760             3,767          4,156
LEHMAN BROTHERS - ABS                                    2030     6.3300%           1,693             1,691          1,720
LEHMAN BROTHERS - ABS                                    2035     5.8700%           3,738             3,743          3,959
LEHMAN BROTHERS - ABS                                    2026     5.9690%           7,500             7,532          8,251
LEHMAN BROTHERS - ABS                                    2026     4.9040%           7,500             7,534          7,920
LEHMAN BROTHERS - ABS                                    2026     4.0230%           5,500             5,526          5,590
LIFT - LEASE INVESTMENT FLIGHT                           2016     1.8500%           4,283             4,283          4,127
MORGAN - J.P. COMM MTGE FIN CO                           2027     6.4700%             504               503            531
MORGAN - J.P. COMM MTGE FIN CO                           2030     6.3730%           1,215             1,214          1,214
MORGAN - J.P. COMM MTGE FIN CO                           2035     6.1800%           7,726             7,744          8,343
MORGAN STANLEY                                           2039     5.3800%           4,901             4,911          5,190
MORGAN STANLEY                                           2035     4.0900%           4,659             4,659          4,823
MORGAN STANLEY                                           2035     5.1600%           2,500             2,512          2,661
MORGAN STANLEY MORTGAGE TRUST                            2028     7.3280%           3,930             3,938          4,041
MORGAN STANLEY MORTGAGE TRUST                            2030     6.5900%           9,494             9,505         10,148
MORGAN STANLEY MORTGAGE TRUST                            2030     6.2500%           1,308             1,310          1,392
MORGAN STANLEY MTG TRUST - CMO                           2005     7.5620%           2,500             2,500          2,804 (d)
NORWEST ASSET SECURITIES CORP                            2029     6.5000%           1,937             1,931          1,944
NPF XII  INC - ABS                                       2003     1.8000%          10,000             3,000          3,000 (b)(d)(e)
PROTECTIVE LIFE CORP - ABS                               2027     7.0200%           1,024             1,028          1,026
RESIDENTIAL ASSET SECURITIES C                           2027     6.3900%           5,000             4,979          5,117
RESIDENTIAL FUNDING MORTGAGE S                           2028     6.0000%             265               266            265
RESIDENTIAL FUNDING MORTGAGE S                           2013     7.4900%             325               324            325
SALOMON BROTHERS MTG SEC VII                             2008     7.4600%           8,416             8,377          9,470
SHEARSON LEHMAN PASS-THROUGH S                           2004     6.8750%           3,111             3,109          3,190 (d)
STRATEGIC HOTELS - CMBS                                  2009     2.9313%           5,000             5,000          4,979
TRIZEC CORP LTD                                          2013     6.5220%           5,000             4,999          5,501 (d)
UNITED COMPANIES FIN CORP - AB                           2023     6.9400%             547               545            548
                                                      ------------------------------------------------------------------------------
Total - Mortgage Backed Securities                                              2,932,791         2,938,348      3,031,147

Municipal Bonds
California

CALIFORNIA HSG FIN AGY SGL FAM                           2016     7.8900%           1,855             1,855          1,863
Total - California                                                                  1,855             1,855          1,863

Colorado
COLORADO HEALTH FACS AUTH REV                            2003     6.9500%           7,500             7,499          7,871

American Express Certificate Company                                                                              Schedule I
Investments of Securities in Unaffiliated Issuers
At December 31, 2002
(In thousands)

                                                                                 Bal Held at
                                                                             12/31/02 Principal
                                                                               Amt of Bonds &                        Value at
                                                                               Notes or # of           Cost          12/31/02
Issuer Name and Issuer Title                           Maturity    Rate            Shares          (Notes a & c)     (Note a)
------------------------------------------------------------------------------------------------------------------------------------
Total - Colorado                                                                    7,500             7,499          7,871

Pennsylvania
WYOMING VALLEY PA SANI AUTH WT                           2007     5.1250%              70                70             76
Total - Pennsylvania                                                                   70                70             76

Total - Municipal Bonds                                                             9,425             9,424          9,809

Corporate Debt Securities
Corporate - Finance
ALLIANCE CAPITAL MGMT  -LP                               2006     5.6250%          12,500            12,449         13,209
ALLSTATE CORP                                            2006     5.3750%           5,000             4,987          5,390
AMB PROPERTY CORP                                        2005     7.2000%           5,000             4,995          5,427
AMERICAN GENERAL FINANCE CORP                            2007     4.5000%           7,500             7,479          7,720
AON CORP                                                 2004     6.9000%           3,000             2,999          3,066
ASSOCIATED BANC CORP                                     2007     3.7000%           6,000             5,937          6,064
BANK OF AMERICA CORP                                     2006     7.1250%           5,000             5,193          5,703
BANK OF NEW YORK CO INC                                  2007     5.2000%           7,000             7,099          7,535
BANK ONE CORPORATION                                     2006     6.5000%          10,000            10,096         11,046
BANKAMERICA CORP                                         2004     6.6250%           5,000             4,997          5,353
CAPITAL ONE BANK                                         2003     6.3750%           5,500             5,500          5,491
CAPITAL ONE BANK                                         2003     2.3500%          12,000            12,000         11,945
COUNTRYWIDE FUNDING CORP                                 2004     5.2500%          10,000             9,989         10,417
COUNTRYWIDE HOME LOANS                                   2006     5.5000%           5,000             4,981          5,301
DUKE REALTY INVESTMENTS  INC.                            2003     7.3000%           7,500             7,499          7,687
ERAC USA FINANCE COMPANY                                 2004     6.9500%           9,000             9,029          9,374 (d)
FIRST UNION CORP                                         2004     6.6250%           3,000             2,997          3,209
FORD MOTOR CREDIT CO                                     2006     6.8750%           5,000             5,069          5,009
GE CAPITAL MTG SERVICES  INC -                           2003     7.8750%           5,000             4,999          5,113
GOLDMAN SACHS GROUP INC                                  2005     7.6250%          10,000            10,402         11,278
GOLDMAN SACHS GROUP INC                                  2012     6.6000%          10,000            10,175         11,050
HERTZ CORP                                               2004     1.9275%          10,000            10,000          9,310
HOUSEHOLD FINANCE CORP                                   2006     6.5000%           2,000             1,997          2,130
HOUSEHOLD INTERNATIONAL                                  2007     5.7500%           5,000             4,908          5,233
JP MORGAN CHASE & COMPANY                                2006     5.6250%          10,000            10,219         10,698
KELLOGG UK HOLDING CO LIMITED                            2006     4.4900%          11,200            11,200         10,582 (d)
LEHMAN BROTHERS HLDGS                                    2006     6.2500%          10,000             9,987         10,936
MARSHALL & ILSLEY CORP                                   2006     5.7500%          10,000             9,995         10,846
MBNA AMERICA BANK NA                                     2005     7.7500%           6,000             5,987          6,585
MERRILL LYNCH & CO INC                                   2009     4.7500%          10,000             9,980         10,238

American Express Certificate Company                                                                              Schedule I
Investments of Securities in Unaffiliated Issuers
At December 31, 2002
(In thousands)

                                                                                 Bal Held at
                                                                             12/31/02 Principal
                                                                               Amt of Bonds &                        Value at
                                                                               Notes or # of           Cost          12/31/02
Issuer Name and Issuer Title                           Maturity    Rate            Shares          (Notes a & c)     (Note a)
------------------------------------------------------------------------------------------------------------------------------------
MERRILL LYNCH AIG CBO                                    2010     0.0000%           6,500                 0              0 (b)(e)
MERRILL LYNCH ELLIOTT & PAIGE                            2010     0.0000%          11,000                 0              0 (b)(d)(e)
MGIC INVESTMENT CORP/WI                                  2005     7.5000%           7,000             6,983          7,658
MORGAN STANLEY                                           2006     6.1000%           5,000             4,997          5,447
MORGAN STANLEY                                           2007     5.8000%           5,000             4,987          5,448
O'N'E' LOAN TRUST                                        2007     2.4000%          25,000            26,595         27,500 (b)(d)
POPULAR NA INC                                           2003     6.5800%           5,000             4,998          5,197
SAFECO CORP                                              2003     7.8750%           7,000             6,998          7,074
SALOMON SMITH BARNEY HOLDINGS                            2006     5.8750%           5,000             4,990          5,403
SIMON DEBARTOLO GROUP INC.                               2007     7.1250%          10,000            10,216         11,113
SOUTHERN COMPANY FUNDING                                 2007     5.3000%           6,500             6,491          6,884
SOVEREIGN BANCORP INC                                    2004    10.2500%           1,000             1,000          1,053
SOVEREIGN BANCORP INC                                    2005    10.2000%           3,679             3,679          4,067 (d)
ST PAUL COMPANIES                                        2007     5.7500%           7,000             6,979          7,265
SUNTRUST BANKS INC                                       2007     5.0500%           7,500             7,497          8,045
UNION PLANTERS CORP                                      2007     5.1250%           5,000             4,998          5,325
US BANCORP                                               2003     7.5000%          10,000            10,000         10,339
WACHOVIA BANK                                            2005     7.4500%           5,000             5,000          5,601
WACHOVIA BANK                                            2006     4.9500%           6,000             5,991          6,402
WASHINGTON MUTUAL INC                                    2006     7.5000%           1,400             1,395          1,575
WASHINGTON MUTUAL INC                                    2008     4.3750%           5,000             4,976          5,095
WAYLAND INVESTMENT FUND LLC                              2004     7.7900%           5,000             5,000          5,233 (d)
WELLS FARGO & CO                                         2007     5.1250%          10,000            10,000         10,740
Total - Corporate - Finance                                                       381,779           366,914        385,407

Corporate - Industrial

ABITIBI CONSOLIDATED INC                                 2005     8.3000%           3,250             3,250          3,435
ALCOA INC                                                2007     4.2500%          10,000             9,969         10,411
AMERICAN AIRLINES                                        2008     6.4000%           1,782             1,782          1,780 (d)
AMERICAN AIRLINES                                        2008     6.4000%           1,358             1,358          1,356 (d)
AMERICAN AIRLINES                                        2008     6.4000%             206               206            206 (d)
AMERICAN AIRLINES                                        2008     6.4000%           1,774             1,774          1,772 (d)
AMERICAN AIRLINES                                        2008     6.4000%             207               207            207 (d)
AMERICAN AIRLINES                                        2008     8.9700%           8,791             8,972          3,692
AMERICAN AIRLINES                                        2008     6.4000%             979               979            978 (d)
AMERICAN AIRLINES                                        2008     6.4000%             979               979            978 (d)
AMERICAN AIRLINES                                        2008     6.4000%             979               979            978 (d)
AMERICAN AIRLINES                                        2008     6.4000%             204               204            203 (d)
AMERICAN AIRLINES                                        2008     6.4000%             205               205            205 (d)
AMERICAN AIRLINES                                        2008     6.4000%             524               524            523 (d)
AMERICAN AIRLINES                                        2008     6.4000%             523               523            523 (d)

American Express Certificate Company                                                                              Schedule I
Investments of Securities in Unaffiliated Issuers
At December 31, 2002
(In thousands)

                                                                                 Bal Held at
                                                                             12/31/02 Principal
                                                                               Amt of Bonds &                        Value at
                                                                               Notes or # of           Cost          12/31/02
Issuer Name and Issuer Title                           Maturity    Rate            Shares          (Notes a & c)     (Note a)
------------------------------------------------------------------------------------------------------------------------------------
AMERICAN AIRLINES                                        2008     6.4000%             524               524            523 (d)
AMERICAN STANDARD COMPANIES                              2008     7.3750%           2,000             1,929          2,090
ARVINMERITOR INC                                         2007     6.6250%           5,000             4,985          4,925
ASHLAND INC                                              2005     7.8300%           2,200             2,200          2,322
BECKMAN INSTRUMENTS INC                                  2003     7.1000%           3,000             3,000          3,018
BLACK & DECKER                                           2003     7.5000%          10,000            10,020         10,123
BRITISH SKY BROADCASTING                                 2009     6.8750%           1,500             1,455          1,534
BURLINGTON NORTHERN SANTA FE C                           2005     6.3750%           5,000             4,999          5,544
CABLEVISION SYSTEMS CORPORATIO                           2007     7.8750%           2,500             2,399          2,403
CATERPILLAR FINANCE SERVICES L                           2004     6.8750%           5,000             4,993          5,374
CINTAS CORP                                              2007     5.1250%           2,000             1,999          2,140 (d)
CLEAR CHANNEL COMMUNICATIONS                             2003     7.2500%           5,000             4,999          5,101
COCA-COLA ENTERPRISES INC                                2007     5.2500%          10,000             9,953         10,755
COMCAST CABLEVISION                                      2006     6.3750%           1,300             1,298          1,363
CONAGRA FOODS INC                                        2005     7.5000%           4,000             3,995          4,490
CONOCO INC                                               2004     5.9000%           7,500             7,497          7,890
CONOCO INC                                               2006     5.4500%           3,000             3,128          3,238
CONSTELLATION BRANDS INC                                 2006     8.6250%           1,000               992          1,060
CONTINENTAL AIRLINES                                     2013     6.9400%           7,475             7,684          6,169
COTT BEVERAGES INC                                       2011     8.0000%           1,500             1,469          1,590 (d)
CROSS TIMBERS OIL CO.                                    2009     8.7500%           1,500             1,500          1,560
CSX CORP                                                 2009     4.8750%           4,000             3,994          4,069
CYTEC INDUSTRIES  INC.                                   2003     6.5000%          10,500            10,499         10,543
DAIMLER CHRYSLER NA - US                                 2003     7.1250%          10,000             9,999         10,105
DAIMLER CHRYSLER NA - US                                 2006     6.4000%           6,000             6,202          6,491
DELHAIZE AMERICA INC                                     2006     7.3750%           3,500             3,514          3,421
DELPHI CORP                                              2006     6.5500%           5,000             4,996          5,272
DEVON ENERGY CORPORATION                                 2004     6.7500%           6,500             6,552          6,787
DEVON ENERGY CORPORATION                                 2004     8.0500%           2,000             1,992          2,130
DIAGEO PLC                                               2007     3.5000%           4,000             3,992          4,024
DIAGEO PLC                                               2004     6.6250%           6,000             5,998          6,402
DISNEY COMPANY - THE WALT                                2006     5.5000%          10,000            10,055         10,582
DISNEY COMPANY - THE WALT                                2007     5.3750%           5,000             4,990          5,299
ELAN CORP PLC                                            2005     7.7200%          10,000             9,919         10,498 (d)
ELAN CORP PLC                                            2005     7.6200%           7,000             7,000          7,349 (d)
ENERGIZER HOLDINGS INC                                   2005     7.8600%           7,000             7,000          7,388 (d)
EQUIFAX INC                                              2007     4.9500%           4,000             3,993          4,070 (d)
FIRSTPLUS FINL GROUP - ABS                               2023    19.6200%           1,886             1,875          2,913 (b)(d)
GANNETT CO INC                                           2007     5.5000%          10,000             9,939         10,849
GENERAL ELECTRIC CAP CORP                                2007     5.3750%           5,000             4,983          5,370
GENERAL ELECTRIC CAP CORP                                2008     4.2500%           4,000             3,976          4,109

American Express Certificate Company                                                                              Schedule I
Investments of Securities in Unaffiliated Issuers
At December 31, 2002
(In thousands)

                                                                                 Bal Held at
                                                                             12/31/02 Principal
                                                                               Amt of Bonds &                        Value at
                                                                               Notes or # of           Cost          12/31/02
Issuer Name and Issuer Title                           Maturity    Rate            Shares          (Notes a & c)     (Note a)
------------------------------------------------------------------------------------------------------------------------------------
GENERAL MILLS                                            2007     5.1250%           7,300             7,657          7,756
GENERAL MOTORS CORPORATION                               2004     6.3800%          14,000            14,000         14,374
GIANT INDUSTRIES INC                                     2007     9.0000%           3,000             3,000          2,070
HANOVER EQUIPMENT TRUST                                  2008     8.5000%           1,000             1,030            975 (d)
HARRAH'S ENTERTAINMENT INC                               2005     7.8750%           2,000             2,052          2,120
HORTON - D. R. INC                                       2009     8.0000%           2,000             1,992          2,000
INGERSOLL RAND                                           2004     5.8000%          10,000             9,996         10,491
INTERNATIONAL SHIPHOLDING CORP                           2007     7.7500%           2,000             1,994          1,600
INTL FLAVORS & FRAG                                      2006     6.4500%          10,000             9,987         10,802
JONES APPAREL GROUP INC                                  2004     7.5000%           3,000             2,998          3,199
JONES APPAREL GROUP INC                                  2006     7.8750%           2,000             1,996          2,225
KAUFMAN & BROAD HOME                                     2004     7.7500%           3,000             2,993          3,060
KELLOGG CO.                                              2003     5.5000%           5,000             5,000          5,045
KELLOGG CO.                                              2006     6.0000%           5,150             5,592          5,582
KENDALL-JACKSON WINE ESTATES L                           2009     3.0700%          12,000            12,000         12,660 (d)
KRAFT FOODS INC                                          2006     4.6250%          15,000            14,982         15,811
KROGER COMPANY                                           2006     8.1500%           4,000             4,002          4,525
LAMAR ADVERTISING                                        2007     8.6250%           2,000             2,001          2,090
LEAR CORP                                                2005     7.9600%           1,500             1,503          1,539
LOUISIANA PACIFIC                                        2005     8.5000%           1,000               993          1,037
MASCO CORP                                               2007     4.6250%           5,000             4,989          5,160
MEDIA GENERAL                                            2006     6.9500%           5,000             4,998          5,319
MERISTAR HOSPITALITY CORP                                2007     8.7500%           3,000             2,998          2,010
MEYER - FRED INC                                         2003     7.1500%           5,000             5,000          5,032
NCI BUILDING SYSTEMS INC                                 2009     9.2500%           2,000             2,019          2,038
NEWFIELD EXPLORATION CO                                  2011     7.6250%           1,000             1,002          1,055
NORSKE SKOG                                              2011     8.6250%           1,500             1,511          1,511 (d)
NORTHWEST AIRLINES CORP                                  2011     6.8410%          10,000            10,000          9,500
OCCIDENTAL PETROLEUM CORP                                2008     7.3750%           7,500             8,486          8,765
OFFSHORE LOGISTICS  INC.                                 2008     7.8750%           2,000             2,003          1,920
PARACELSUS ESCROW                                        2006     0.0000%           5,000                 0              0 (e)
PHILIP MORRIS COMPANIES INC.                             2004     7.5000%           5,000             5,083          5,250
PRAXAIR INC.                                             2003     6.7500%           5,000             4,992          5,038
PULTE HOMES INC                                          2003     9.5000%          13,000            13,000         13,165
QUAKER OATS COMPANY                                      2003     6.9400%           1,500             1,500          1,529
QUEBECOR WORLD INC                                       2006     7.2000%          10,000            10,000         10,469 (d)
QUEBECOR WORLD- USA                                      2008     8.3750%           3,000             3,000          3,123
REPUBLIC SERVICES INC                                    2004     6.6250%           5,000             4,992          5,250
RIO ALTO EXPLORATION LTD                                 2005     7.6900%           9,000             9,000          9,442 (d)
S C INTERNATIONAL SERVICES INC                           2007     9.2500%           1,340             1,343            878
SAFEWAY INC                                              2007     4.8000%          10,000             9,982         10,336

American Express Certificate Company                                                                              Schedule I
Investments of Securities in Unaffiliated Issuers
At December 31, 2002
(In thousands)

                                                                                 Bal Held at
                                                                             12/31/02 Principal
                                                                               Amt of Bonds &                        Value at
                                                                               Notes or # of           Cost          12/31/02
Issuer Name and Issuer Title                           Maturity    Rate            Shares          (Notes a & c)     (Note a)
------------------------------------------------------------------------------------------------------------------------------------
SARA LEE CORP                                            2003     8.3750%           5,000             4,997          5,181
SARA LEE CORP                                            2005     8.5000%           4,000             3,994          4,581
SCHULER HOMES INC                                        2009     9.3750%           1,000             1,000          1,020
SCOTTS COMPANY                                           2009     8.6250%           2,000             1,947          2,110
STANLEY WORKS                                            2007     3.5000%           2,500             2,490          2,510 (d)
STATION CASINOS INC.                                     2008     8.3750%           1,500             1,512          1,590
TARGET CORP                                              2003     6.4000%          10,000             9,999         10,051
TARGET CORP                                              2009     5.3750%           6,150             6,424          6,541
TEKKAY SHIPPING CORP                                     2008     8.3200%           1,500             1,507          1,539
TENET HEALTHCARE CORP.                                   2007     5.0000%           6,000             5,951          5,430
TEXTRON INC                                              2004     6.3750%           3,000             2,995          3,119
TIME WARNER ENTERTAINMENT CO.                            2006     6.1250%           8,000             7,988          8,260
TRANS OCEAN CONTAINER CORP                               2007     6.6700%           5,667             5,655          6,257 (d)
TTX COMPANY                                              2004     7.3500%           4,000             4,000          4,347 (d)
TYCO INTL GROUP SA                                       2003     6.2500%          10,000            10,112          9,925
UNILEVER NV NY SHRS                                      2003     6.7500%           9,500             9,490          9,907
UNION PACIFIC CORP                                       2004     5.8400%           5,000             5,000          5,262
UNION TANK                                               2008     6.5000%           3,305             3,300          3,572
UNITED AIR LINES INC                                     2008     9.2000%           3,380             1,614          1,614 (b)
UNITED AIR LINES INC                                     2010     7.0320%           3,920             3,920          3,075
UNITED HEALTHCARE                                        2005     7.5000%           6,000             5,987          6,768
UNITED STATIONERS INC.                                   2008     8.3750%           1,000             1,000          1,010
USX CORP                                                 2004     7.2000%          10,000            10,063         10,529
VALERO ENERGY CORP                                       2007     6.1250%           3,500             3,494          3,611
VALSPAR CORP                                             2007     6.0000%          10,000             9,956         10,602
VIACOM INC                                               2007     5.6250%          10,000            10,150         10,916
WALMART STORES                                           2006     5.4500%          10,000            10,238         10,928
WEYERHAEUSER CO                                          2008     5.9500%          10,000            10,400         10,675 (d)
WYETH                                                    2004     5.8750%           5,000             4,997          5,198
WYETH                                                    2006     6.2500%           5,000             4,999          5,432
Total - Corporate - Industrial                                                    614,859           611,242        625,440

Corporate - Utility
ALABAMA POWER CO                                         2003     7.8500%           7,000             6,998          7,153
AMERICAN ELECTRIC POWER                                  2006     6.1250%           7,500             7,484          7,386
BELLSOUTH CORP                                           2006     5.0000%          15,000            14,973         16,016
BRITISH TELECOMM/PP                                      2005     7.8750%          12,500            13,303         14,096
CINERGY CORP                                             2004     6.1250%           4,000             3,998          4,092
CINGULAR WIRELESS                                        2006     5.6250%           5,000             4,985          5,257 (d)
CITIZENS COMMUNICATIONS COMPAN                           2004     6.3750%          10,000            10,157         10,246 (d)
CMS ENERGY CORP                                          2009     7.5000%           1,500             1,507          1,275

American Express Certificate Company                                                                              Schedule I
Investments of Securities in Unaffiliated Issuers
At December 31, 2002
(In thousands)

                                                                                 Bal Held at
                                                                             12/31/02 Principal
                                                                               Amt of Bonds &                        Value at
                                                                               Notes or # of           Cost          12/31/02
Issuer Name and Issuer Title                           Maturity    Rate            Shares          (Notes a & c)     (Note a)
------------------------------------------------------------------------------------------------------------------------------------
DOMINION RESOURCES INC                                   2003     7.6000%          11,000            11,000         11,256
DTE ENERGY CO                                            2004     6.0000%          10,000             9,989         10,437
ENERGY EAST CORP                                         2006     5.7500%           7,500             7,466          7,956
FIRST ENERGY CORP                                        2006     5.5000%          10,000             9,991         10,040
FRANCE TELECOM                                           2006     8.7000%           2,850             3,000          3,120
GEORGIA POWER                                            2003     5.7500%           5,000             5,000          5,012
K N ENERGY  INC.                                         2003     6.4500%           8,000             7,999          8,037
KANSAS CITY POWER & LIGHT                                2005     7.1250%          10,000            10,311         11,105
KANSAS CITY POWER & LIGHT                                2007     6.0000%           4,000             3,993          4,264 (d)
LIMESTONE ELECTRON TRUST                                 2003     8.6250%          11,000            11,009         10,350 (d)
NIAGARA MOHAWK POWER CORP                                2003     7.3750%           3,000             3,014          3,085
NISOURCE INC                                             2003     7.5000%           5,000             4,997          5,050
PINNACLE PARTNERS                                        2004     8.8300%           6,000             6,000          5,520 (d)
PPL CORPORATION                                          2005     7.7500%           3,000             2,999          3,166
PROGRESS ENERGY INC                                      2004     6.5500%           2,500             2,500          2,598
PROGRESS ENERGY INC                                      2006     6.7500%           2,100             2,099          2,256
PROGRESS ENERGY INC                                      2008     5.8500%          10,000             9,996         10,589
SBC COMMUNICATIONS INC                                   2006     5.7500%          10,000            10,246         10,845
SOUTHWESTERN PUB SRV CO                                  2006     5.1250%           7,000             6,985          6,484
TELEFONICA EUROPE                                        2005     7.3500%           8,000             7,998          8,820
VIRGINIA ELEC & PWR CO                                   2006     5.7500%           4,675             4,663          5,022
VODAFONE AIRTOUCH PLC                                    2005     7.6250%          10,000            10,129         11,079
WILLIAMS COMPANIES INC - THE                             2007     7.5500%           3,000             3,002          2,822
WISCONSIN ENERGY                                         2006     5.8750%          10,000             9,967         10,663
Total - Corporate - Utility                                                       226,125           227,758        235,097

Total - Corporate Debt Securities                                               1,222,764         1,205,914      1,245,945

Total - BONDS AND NOTES                                                         4,165,345         4,154,049      4,287,300

PREFERRED STOCK

Preferred Stock - Stated Maturity

Corporate - Industrial
BHP OPERATIONS                                           2006     6.7600%              50             5,000          5,319 (d)
WHIRLPOOL CORP                                           2008     6.5500%             180            18,076         18,169 (d)
Total - Corporate - Industrial                                                        230            23,076         23,488

Corporate - Utility
APPALACHIAN POWER                                        2008     5.9000%              10               998            884
APPALACHIAN POWER                                        2008     5.9200%              11             1,094          1,060

American Express Certificate Company                                                                              Schedule I
Investments of Securities in Unaffiliated Issuers
At December 31, 2002
(In thousands)

                                                                                 Bal Held at
                                                                             12/31/02 Principal
                                                                               Amt of Bonds &                        Value at
                                                                               Notes or # of           Cost          12/31/02
Issuer Name and Issuer Title                           Maturity    Rate            Shares          (Notes a & c)     (Note a)
------------------------------------------------------------------------------------------------------------------------------------
BELL ATLANTIC CORP                                       2004     5.8000%             100            10,000         10,203 (d)
BELL ATLANTIC NZ - US                                    2004     7.0800%              25             2,524          2,599 (d)
CENTRAL ILLINOIS LIGHT COMPANY                           2008     5.8500%              35             3,499          3,485
INDIANA MICHIGAN PWR CO                                  2009     6.3000%              52             5,223          5,266
INDIANA MICHIGAN PWR CO                                  2009     6.2500%              20             2,001          2,010
INDIANA MICHIGAN PWR CO                                  2009     5.9000%              33             3,173          3,202
LOUISVILLE GAS & ELECTRIC CO                             2008     5.8750%              12             1,198          1,279
OHIO POWER CO                                            2009     5.9000%              36             3,560          3,908
OHIO POWER CO                                            2008     6.0200%              10               994          1,094
OHIO POWER CO                                            2008     6.3500%               5               505            538
POTOMAC ELECTRIC                                         2007     6.8000%             154             7,675          7,841
RGS ENERGY GROUP INC                                     2009     6.6000%             100            10,082         10,459
SAN DIEGO GAS & ELEC COMPANY                             2008     1.7625%              60             1,532          1,489
TEXAS UTILITIES ELECTRIC COMPA                           2008     6.3750%              54             5,420          5,241
Total - Corporate - Utility                                                           717            59,479         60,560

Total - Preferred Stock - Stated Maturity                                             947            82,555         84,048

Preferred Stock - Perpetual

Corporate - Finance

CITIBANK-NEW YORK  NY                                             0.0000%             100            10,000         10,081
CITIGROUP INC                                                     5.8600%             150             7,782          7,966
Total - Corporate - Finance                                                           250            17,782         18,048

Total - Preferred Stock - Perpetual                                                   250            17,782         18,048

Total - PREFERRED STOCK                                                             1,196           100,337        102,095

TOTAL Investments in Securities of Unaffiliated Issuers                         4,166,541         4,254,386      4,389,396

NOTES:

a) See Notes 1 and 3 to the financial statements regarding determination of cost and fair values. All available for sale securities are carried at fair value on the balance sheet.

b) In the absence of market quotations, securities are valued by American Express Certificate Company at fair value

c) Aggregate cost of investment in securities of unaffiliated issuers for federal income tax purposes was $4,272,585

d) Securities acquired in private negotiation which may require registration under federal securities law if they were to be publicly sold. Also see note 3 to financial statements

e)   Non-income producing securities

AMERICAN EXPRESS CERTIFICATE COMPANY                                 SCHEDULE II

Investments in and Advances to Affiliates and Income Thereon

December 31, 2002, 2001 and 2000
(In thousands)
                                                       Balance December 31, 2002
                                                                                               Interest
                                                                                               Dividends
                                                   Principal                      Carrying     Credited
                                                   Amount or         Cost           Value      to Income
Name of Issuer and Title of Issue                No  of Shares        (a)            (b)          (c)
Wholly-Owned Subsidiary (b):
Real Estate Investment Company:
     Investors Syndicate Development Corporation:
       Capital Stock                                    100          $422           $422           $0
                                                        ===          ----           ----          ---
     Investors Syndicate Development Corporation:
       Undistributed Net Income                          $0          (467)          (467)           0
                                                        ===          ----           ----          ---
Other Affiliates (as defined in Sec  2(a)(3) of the
Investment Company Act of 1940)                          $0             0              0            0
                                                        ===          ----           ----          ---
     Total affiliates                                                ($45)          ($45)          $0
                                                                     ====           ====           ==

                                                       Balance December 31, 2001
                                                                                               Interest
                                                                                               Dividends
                                                   Principal                      Carrying     Credited
                                                   Amount or         Cost           Value      to Income
Name of Issuer and Title of Issue                No  of Shares        (a)            (b)          (c)

Wholly-Owned Subsidiary (b):
Real Estate Investment Company:
     Investors Syndicate Development Corporation:
       Capital Stock                                    100          $422           $422           $0
                                                        ===          ----           ----          ---

Other Controlled Companies:                              $0             0              0            0
                                                        ===          ----           ----          ---

Other Affiliates (as defined in Sec  2(a)(3) of the
Investment Company Act of 1940)                          $0             0              0            0
                                                        ===          ----           ----          ---

     Total affiliates                                                $422           $422           $0
                                                                     ====           ====           ==

                                                       Balance December 31, 2000
                                                                                               Interest
                                                                                               Dividends
                                                   Principal                      Carrying     Credited
                                                   Amount or         Cost           Value      to Income
Name of Issuer and Title of Issue                No  of Shares        (a)            (b)          (c)

Wholly-Owned Subsidiary (b):
Real Estate Investment Company:
     Investors Syndicate Development Corporation:
     Capital Stock                                      100          $422           $422           $0
                                                        ===          ----           ----          ---

Other Controlled Companies:                              $0             0              0            0
                                                        ===          ----           ----          ---
Other Affiliates (as defined in Sec  2(a)(3) of the
Investment Company Act of 1940)                          $0             0              0            0
                                                        ===          ----           ----          ---

     Total affiliates                                                $422           $422           $0
                                                                     ====           ====           ==

AMERICAN EXPRESS CERTIFICATE COMPANY                            SCHEDULE II

Investments in and Advances to Affiliates and Income Thereon

December 31, 2002, 2001 and 2000
(In thousands)



NOTES:

(a) The aggregate cost for federal income tax purposes was ($45) at December 31, 2002, and $422 at December 2001, and 2000, subject to possible adjustment in certain circumstances under consolidated income tax return regulations

(b) Investments in stocks of wholly-owned subsidiaries are carried at cost adjusted for equity in undistributed net income since organization or acquisition of the subsidiaries

(c) There were no dividends or interest earned which were not credited to income

                        AMERICAN EXPRESS CERTIFICATE COMPANY                                                            SCHEDULE III

                     Mortgage Loans on Real Estate and Interest
                                 Earned on Mortgages

                            Year Ended December 31, 2002
                                   (In thousands)

                                                           Part 1 -     Mortgage loans on real estate       Part 2 - Interest earned
                                                                        at end of period                    on mortgages
                                                           --------   -------------------------------       -----------------------
                                                                            Amount of principal
                                                                          unpaid at end of period
                                                                        -------------------------

                                                                                                                           Average
                                                                                                                         gross rate
                                                                        Carrying                               Interest  of interest
                                                                       amount of         Subject     Amount     due and      on
                                                                       mortgages            to         of       accrued   mortgages
                                                          Number Prior  (c),(g),       delinquent   mortgages   at end      held at
                                                           of    liens  (h) and         interest     being     of period    end of
             Description (a)                              loans   (b)     (i)    Total    (d)      foreclosed     (e)     period (f)
------------------------------------------------           ----- ----- --------  ----- ----------  ----------  --------- -----------

First mortgages:
 Insured by Federal Housing Administration -
   liens on:
    Residential - under $100                                  0           $0        $0      $0          $0                 0.000%
    Apartment and business - under $100                       0            0         0       0           0                 0.000%
                                                          ------       -----      ----   -----      ------               --------

                Total                                         0            0         0       0           0                 0.000%
                                                          ------       -----      ----   -----      ------               --------
 Partially guaranteed under Serviceman's
   Readjustment Act of 1944, as amended -
    liens on:
      Residential - under $100                                0            0         0       0           0                 0.000%
      Apartment and business - under $100                     0            0         0       0           0                 0.000%
                                                          ------       -----      ----   -----      ------               --------

                Total                                         0            0         0       0           0                 0.000%
                                                          ------       -----      ----   -----      ------               --------
 Other - liens on:
  Residential                                                 0            0         0       0           0                 0.000%
                                                          ------       -----      ----   -----      ------               --------
  Apartment and business:
    Under $100                                                0            0         0       0           0                 9.500%
    $100 to $150                                              0            0         0       0           0                 0.000%
    $150 to $200                                              0            0         0       0           0                 0.000%
    $200 to $250                                              0            0         0       0           0                 0.000%
    $250 to $300                                              1          255       255       0           0                 8.500%
    $300 to $350                                              0            0         0       0           0                 0.000%
    $350 to $400                                              0            0         0       0           0                 0.000%
    $400 to $450                                              0            0         0       0           0                 0.000%
    $450 to $500                                              0            0         0       0           0                 0.000%
    Over $500:

Loan No.         Mortgagor          Property Location

21-47110  Village North             Brooklyn Park, MN         1          940       940       0           0                8.72000
21-47139  Treasure's Island Inc.    Eagan, MN                 1        1,236     1,236       0           0                8.25000
21-47140  Harbour Run LTD           Mentor-On-The-Lake, OH    1        3,299     3,299       0           0                6.91000
21-47147  T & R                     Hilliard, OH              1        6,402     6,402       0           0                7.99000
21-47157  John A. Belanich          Tampa, FL                 1        2,870     2,870       0           0                7.65000
21-47164  Regency                   Hamilton, OH              1        5,224     5,224       0           0                5.00000
21-47165  Bowling Green
          Partnership               Sussex, WI                1        2,391     2,391       0           0                7.20000
21-47167  Wilder Corp of Delaware   Ruskin, FL                1        5,911     5,911       0           0                7.44000
21-47168  Wilder Corp of Delaware   Riverview, FL             1        3,168     3,168       0           0                7.44000
21-47173  Cinram Associates         Fairfield, NJ             1        3,646     3,646       0           0                7.26000
21-47186  Mack Edison Company       Edison, NJ                1        5,590     5,590       0           0                6.85000
21-47187  Industrial Development
          Association               Mebane, NC                1        2,684     2,684       0           0                7.22000
21-47190  Bradley Oper              Davenport, IA             1        3,517     3,517       0           0                7.87500
21-47195  Tipotex Inc.              Pharr, TX                 1        1,439     1,439       0           0                7.40000
21-47196  Tropic Star               Pharr, TX                 1        3,120     3,120       0           0                7.40000
21-47197  Winter Ranch              Alamo, TX                 1          737       737       0           0                7.40000
21-47204  Fort Walton               Mary Esther, FL           1        2,746     2,746       0           0                7.04000
21-47205  Kavanagh                  Tucson, AZ                1        3,639     3,639       0           0                7.05000
21-47206  Artrisco                  Albuquerque, NM           1        4,905     4,905       0           0                6.00000
21-47208  Newport VI                Albuquerque, NM           1          871       871       0           0                8.12500
21-47209  Fountain Lake             Brandeton, FL             1        5,437     5,437       0           0                6.40000
21-47210  Orion                     West Haven, CT            1        3,870     3,870       0           0                6.60000
21-47214  West Health Inc.          Plymouth, MN              1       10,140    10,140       0           0                7.45000
21-47215  Invespro                  Urbandale, IA             1        3,125     3,125       0           0                6.25000
21-47216  Invespro                  Urbandale, IA             1        2,460     2,460       0           0                6.25000
21-47219  Favorite Bay              Albuquerque, NM           1        2,413     2,413       0           0                7.85000
21-47223  Westwood Plaza            Houston, TX               1        5,592     5,592       0           0                6.15000
21-47224  Custer Office             Plano, TX                 1        2,600     2,600       0           0                6.00000
21-47225  Valley Mining             Eagan, MN                 1        1,489     1,489       0           0                7.21000
21-47226  Jake's LP                 Austin, TX                1        2,570     2,570       0           0                6.95000
21-47227  PW Holdings               Falls Township, PA        1        4,326     4,326       0           0                7.88000
21-47228  Lafayette Square          Bridgeport, CT            1        4,061     4,061       0           0                7.14000
21-47230  Wilcrest Gree             Houston, TX               1        1,941     1,941       0           0                7.08000
21-47232  DHIR Group LLC            Milwaukee, WI             1        4,111     4,111       0           0                7.40000
21-47233  Capital Plaza             Jefferson City, MO        1        1,954     1,954       0           0                7.15000
21-47234  Southwest Medical         Littleton, CO             1        3,059     3,059       0           0                7.18000
21-47235  2507 & 2473 Assc          Southport, CT             1        2,556     2,556       0           0                7.02000
21-47237  Abmar Valley              Roanoke, VA               1        1,539     1,539       0           0                7.10000
21-47238  Cicero Place              Cicero, IN                1        3,221     3,221       0           0                7.00000
21-47240  Crystal Plaza             Baltimore, MD             1        3,722     3,722       0           0                7.02000
21-47241  Pal, Inc                  Sioux Falls, SD           1        1,059     1,059       0           0                7.05000
21-47242  Northpoint AT             San Antonio, TX           1        4,600     4,600       0           0                7.33000
21-47243  Pam-Joy Realty            Chesapeake. VA            1        2,844     2,844       0           0                6.96000
21-47245  Tide Mill                 Southport, CT             1        2,321     2,321       0           0                6.98000

21-47246  JLC, IX PF LTD            Dallas, TX                1          925       925       0           0                7.01000
21-47248  HMJ                       Moorehead, MN             1        5,420     5,420       0           0                6.96000
21-47249  MIDEB                     Ventura, CA               1        4,799     4,799       0           0                6.75000
21-47250  Thomas Ribis              Alexandria, VA            1        2,593     2,593       0           0                6.90000
21-47251  Arcadia Villa             Phoenix, AZ               1        2,650     2,650       0           0                6.80000
21-47252  Broken Arrow              Broken Arrow, OK          1        3,162     3,162       0           0                6.80000
21-47253  Palo Verde Plaxa          Phoenix, AZ               1        1,581     1,581       0           0                6.80000
21-47254  Village S.                Tulsa, OK                 1        3,301     3,301       0           0                6.80000
21-47255  Gaughan                   Forest Lake/
                                    Stillwater, MN            1        5,110     5,110       0           0                6.83000
21-47256  Fremont Apts              Rapid City, SD            1        1,018     1,018       0           0                6.75000
21-47257  American Bank Plaza       Corpus Christi, TX        1        6,737     6,737       0           0                6.90000
21-47259  Anza Plaza                Santa Clarita, CA         1        1,824     1,824       0           0                6.95000
21-47260  Eisenhower 3              Ann Arbor, MI             1        2,763     2,763       0           0                6.98000
21-47261  KKMP Properties           Bloomington, MN           1        1,068     1,068       0           0                7.06000
21-47262  312 Third Street          Fargo, ND                 1        5,473     5,473       0           0                6.90000
21-47263  G.O.L.D                   Columbus, OH              1        2,071     2,071       0           0                6.95000
21-47264  Esnet Properties          Orem, UT                  1        1,850     1,850       0           0                6.81000
21-47265  Eaglecreek A              Lakewood, CO              1        2,138     2,138       0           0                6.77000
21-47266  Independence              Clarkston, MI             1        3,984     3,984       0           0                6.89000
21-47267  Blairhill LLC             Charlotte, NC             1        1,332     1,332       0           0                6.91000
21-47268  Lemans Limited            Seebring, FL              1        5,313     5,313       0           0                6.85000
21-47269  Hampton Inn               Spokane, WA               1        3,992     3,992       0           0                7.15000
21-47270  Brookhollow-2             Houston, TX               1        2,650     2,650       0           0                6.80000
21-47271  Wilsonville               Wilsonville, OR           1        1,676     1,676       0           0                6.85000
21-47272  Southeast Com             Aurora, CO                1        1,867     1,867       0           0                6.44000
21-47273  Sears Bldg                Rapid City, SD            1          828       828       0           0                6.85000
21-47274  Edison                    Towson, MD                1        1,117     1,117       0           0                6.85000
21-47275  Colorado & SA             Colorado Springs, CO      1        1,873     1,873       0           0                6.55000
21-47277  Alvernon Place            Tucson, AZ                1        2,138     2,138       0           0                7.00000
21-47278  VL Grand Rdge             Kennewick, WA             1        6,320     6,320       0           0                6.75000
21-47279  Daniel G                  Chetek, WI                1        1,962     1,962       0           0                7.25000
21-47281  Cleveland                 Shaker Heights, OH        1        2,286     2,286       0           0                7.00000
21-47282  Cary Bldg LP              Springfield, VA           1        2,097     2,097       0           0                6.85000
21-47283  Paragon DTC P             Englewood, CO             1        6,998     6,998       0           0                6.80000
21-47285  Equity One In             Fort Meyers, FL           1        4,156     4,156       0           0                6.75000
21-47286  Sandhill SQ               Las Vegas, NV             1        2,450     2,450       0           0                7.00000
21-47287  ML LTD Moen               Rogers, MN                1        5,562     5,562       0           0                7.30000
21-47288  Hilde                     Plymouth, MN              1        1,867     1,867       0           0                6.85000
21-47289  Camp Morrison             Newport News, VA          1        2,511     2,511       0           0                6.90000
21-47290  Oakcliff                  Doraville, GA             1        2,529     2,529       0           0                7.00000
21-47291  Truway                    Liverpool, NY             1        2,938     2,938       0           0                7.00000
21-47292  Desert Inn                Las Vegas, NV             1        6,341     6,341       0           0                7.09500
21-47293  Julantru                  Corvallis, OR             1        4,198     4,198       0           0                6.75000
21-47294  Carolace Emb.             Hope Mills, NC            1        1,509     1,509       0           0                7.00000
21-47295  Mastercraft               Concord, OH               1        1,179     1,179       0           0                7.00000
21-47296  Viviani                   Painesville, OH           1        1,032     1,032       0           0                7.00000
21-47297  Viviani                   Concord, OH               1        1,736     1,736       0           0                7.00000
21-47298  Shiland Hills             Rock Hill, SC             1          845       845       0           0                7.25000
21-47299  Crest                     Escondido, CA             1        2,158     2,158       0           0                7.00000
21-47303  KWI 1304                  Santa Monica, CA          1        5,184     5,184       0           0                4.08000
21-47304  Memorial Six              Houston, TX               1        7,079     7,079       0           0                6.40000
21-47305  Post/Paddock              Grand Prairie,  TX        1        5,979     5,979       0           0                3.95625
21-47306  Falls Towne               FairviewPrk/
                                    Cuyahoga falls, OH        1        4,575     4,575       0           0                3.47000
21-47308  Wilder                    Clearwater,  FL           1        6,174     6,174       0           0                6.18000
21-47309  Center Point III          Arlington,  TX            1        3,925     3,925       0           0                6.48000
21-47310  Hurley-Howe               Sacramento,  CA           1        5,790     5,790       0           0                3.95000
21-47311  Hurley-Howe               Sacramento,  CA           1        3,720     3,720       0           0                3.95000
21-47312  80 Central Street         Boxborough,  MA           1        7,845     7,845       0           0                4.22000
21-47313  J P Spec                  Orchard Park,  NY         1        4,350     4,350       0           0                3.84100

                                                            104      342,147   342,147       0           0                  6.613%
                                                           ----      -------   -------  ------      ------                --------
          Total Other                                       104      342,147   342,147       0           0                  6.613%
                                                           ----      -------   -------  ------      ------                --------
          Unallocated Reserve for Losses                               3,223
                                                                       -----
          Total First Mortgage Loans on Real Estate         104      338,924   342,147      $0          $0                  6.613%
                                                           ====      =======   =======  ======      ======                ========

Part 3 - Location of mortgaged properties                   Schedule III (con't)

(In thousands)
                                                                  Amount of principal
                                                                unpaid at end of period
                                                               --------------------------
                                                    Carrying                   Subject
                                                   amount of                      to          Amount of
       State in                  Number   Prior    mortgages                  delinquent      mortgages
    which mortgaged                of     liens    (c), (g),                   interest         being
  property is located            loans     (b)    (h) and (i)     Total         (d)          foreclosed
----------------------------   --------   -----   -----------  ----------   -------------   -------------
Arizona                            4                10,008        10,008            0              0
California                         6                23,476        23,476            0              0
Colorado                           5                15,935        15,935            0              0
Connecticut                        4                12,807        12,807            0              0
Florida                            8                35,775        35,775            0              0
Georgia                            1                 2,529         2,529            0              0
Iowa                               3                 9,103         9,103            0              0
Indiana                            1                 3,221         3,221            0              0
Massachusetts                      1                 7,845         7,845            0              0
Maryland                           2                 4,838         4,838            0              0
Michigan                           2                 6,747         6,747            0              0
Minnesota                          9                32,832        32,832            0              0
Missouri                           1                 1,954         1,954            0              0
Nevada                             2                 8,791         8,791            0              0
New Jersey                         2                 9,236         9,236            0              0
New Mexico                         3                 8,189         8,189            0              0
New York                           2                 7,288         7,288            0              0
North Carolina                     4                 6,704         6,704            0              0
North Dakota                       1                 5,473         5,473            0              0
Ohio                               8                26,624        26,624            0              0
Oklahoma                           2                 6,463         6,463            0              0
Oregon                             2                 5,874         5,874            0              0
Pennsylvania                       1                 4,326         4,326            0              0
South Carolina                     1                   845           845            0              0
South Dakota                       4                 3,160         3,160            0              0
Texas                             14                49,894        49,894            0              0
Utah                               1                 1,850         1,850            0              0
Virginia                           5                11,584        11,584            0              0
Washington                         2                10,312        10,312            0              0
Wisconsin                          3                 8,464         8,464            0              0
                                 ---              --------      --------      -------          -----
                                 104               342,147       342,147            0              0
                               -----              --------      --------      -------          -----
Unallocated Reserve
for Losses                                           3,223
                                                  --------
Total                            104              $338,924      $342,147           $0             $0
                               =====              ========      ========      =======          =====

NOTES:                                                      Schedule III (con't)

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

(f) Information as to interest income by type and class of loan has been omitted because it is not readily available and the obtaining thereof would involve unreasonable effort and expense. In lieu thereof, the average gross interest rates (exclusive of amortization of discounts and premiums) on mortgage loans held at December 31, 2002 are shown by type and class of loan.

     The average gross interest rates on mortgage loans held at December 31, 2002, 2001, and 2000 are summarized as follows:

                                                                                            2002         2001        2000
                                                                                          ---------   --------   ---------
     First mortgages:
          Insured by Federal Housing Administration                                         0.000%       0.000%      0.000%
          Partially guaranteed under Servicemen's
            Readjustment Act of 1944, as amended                                            0.000        0.000       0.000
          Other                                                                             6.613        6.978       7.276
                                                                                          ---------   --------   ---------


                Combined average                                                            6.613%       6.978%      7.276%
                                                                                          =========    ========   =========

(g) Following is a reconciliation of the carrying amount of mortgage loans for the years ended December 31, 2002, 2001 and 2000.

                                                                                            2002         2001        2000
                                                                                          --------    --------    --------

     Balance at beginning of period                                                      $343,434     $358,575    $378,047
       New loans acquired:
         Nonaffiliated companies                                                           45,128       16,356         763
       Reserve for loss reversal                                                                0            0           0
                                                                                         --------     --------    --------
           Total additions                                                                 45,128       16,356         763
                                                                                         --------     --------    --------

                                                                                          388,562      374,931     378,810
                                                                                         --------     --------    --------
     Deductions during period:
       Collections of principal                                                            48,349       30,306      20,002
       Reserve for loss                                                                     1,289        1,191         233
                                                                                         --------     --------    --------
           Total deductions                                                                49,638       31,497      20,235
                                                                                         --------     --------    --------

     Balance at end of period                                                            $338,924     $343,434    $358,575
                                                                                         ========     ========    ========

(h) The aggregate cost of mortgage loans for federal income tax purposes at December 31, 2002 was $342,147.

(i) At December 31, 2002, an unallocated reserve for loss on first mortgage loans of $3,223 is recorded.

                                                                     SCHEDULE IV
AMERICAN EXPRESS CERTIFICATE COMPANY
Qualified Assets on Deposit

December 31, 2002
(In thousands)

                                                                Investment Securities
                                                             ---------------------------
                                                              Bonds and                     Mortgage
                                                                Notes         Stocks          Loans         Other
      Name of Depositary                                         (a)           (b)             (c)           (d)          Total
----------------------------------------------------------   ------------ -------------- --------------- ------------ -----------

Deposits with states or their depositories to meet requirements of statutes and agreements:

    Illinois - Secretary of
      State of Illinois                                             $49            $0             $0            $0            $49

    New Jersey - Commissioner
      of Banking and Insurance
      of New Jersey                                                  50             0              0             0             50


    Pennsylvania - Treasurer
      of the State of
      Pennsylvania                                                  149             0              0             0            149


    Texas - Treasurer of the
      State of Texas                                                114             0              0             0            114
                                                             ----------      --------       --------       -------     ----------

    Total deposits with states or their
      depositories to meet requirements of
      statutes and agreements                                       362             0              0             0            362

Central depository - American
  Express Trust Company                                       4,508,214       100,337        338,924        84,449      5,031,924
                                                             ----------      --------       --------       -------     ----------

    Total                                                    $4,508,576      $100,337       $338,924       $84,449     $5,032,286
                                                             ==========      ========       ========       =======     ==========

Notes:

(a)  Represents amortized cost of bonds and notes.

(b)  Represents average cost of individual issues of stocks.

(c) Represents unpaid principal balance of mortgage loans less unamortized discounts and reserve for losses.

(d)  Represents cost of purchased call options

            AMERICAN EXPRESS CERTIFICATE COMPANY                                                                         SCHEDULE VI

                    Certificate Reserves

                 Part 1 - Summary of Changes

                Year ended December 31, 2002
                       (In thousands)
                                                                   Balance at beginning of period               Additions
                                                                   -------------------------------  --------------------------------

                                                                    Number
                                                                      of                                                     Charged
                                                   Yield           accounts     Amount              Charged     Reserve     to other
                                                to maturity          with         of       Amount   to profit  payments by  accounts
                                                on an annual       security    maturity      of     and loss   certificate    (per
                         Description            payment basis       holders      value    reserves  or income    holders     part 2)
                        -------------        -------------------   --------    --------   -------- ----------- ------------ --------
Installment certificates:
  Reserves to mature:
   Series 15, includes extended maturities   2.40 Inst/2.50 Ext.                                 0
    "  20,     "        "        "           2.52 Inst/2.50 Ext.                                 0         0
    "  15A,    "        "        "           2.66 Inst/3.04 Ext.                                 0         0
    "  22A,    "        "        "                     3.09            461       10,874      9,091       248          95         165
    "  I-76,   "        "        "                     3.35            359        8,027      5,278       178         138          19
    "  Reserve Plus Flexible Payment                (note a)           135        1,256        606         0          81           7
    "  IC-Q-Installment                             (note a)            37          460        139         0          15           2
    "  IC-Q-Ins                                     (note a)           485        5,501      2,612         0         185          17
    "  IC-Q-Ins Emp                                 (note a)             3           29         18         0           1           0
    "  IC-I                                         (note a)        19,577      320,290    146,963         0      28,416       3,620
    "  IC-I-Emp                                     (note a)           118        1,724      1,104         0         306          33
    "  Inst                                                          8,097            0     24,634         0      12,692         321
    "  Inst-Emp                                                         40            0         91         0          69           2
    "  RP-Q-Installment                             (note a)            88        1,206        829         0           8          10
    "  RP-Q-Flexible Payment                        (note a)             7           83         57         0           0           1
    "  RP-Q-Ins                                     (note a)             9          310         72         0           2           1
    "  RP-Q-Ins Emp                                 (note a)             0            0          1         0           0           0
    "  RP-I                                         (note a)           111        2,949      1,244         0         114          30
    "  RP-I-Emp                                     (note a)             1            6          0         0           0           0
    "  Inst-R                                                           84       10,587        240         0         205           4
    "  Inst-R-Emp                                                        2           12          5         0           1           0
                                                                         0            0          0         0          14           0
                                                                    ------      -------    -------    ------      ------      ------
             Total                                                  29,614      363,314    192,984       426      42,342       4,231
                                                                    ------      -------    -------    ------      ------      ------

  Payments made in advance of certificate
   year requirements and accrued interest
   thereon:
   Series 15, includes extended maturities                2         Not         Not              0
    "  20,     "        "        "                        2       Readily    Applicable         (1)        0
    "  15A,    "        "        "                        3      Available                       1         0           0           0
    "  22A,    "        "        "                        3                                    308         8           0           0
    "  I-76,   "        "        "                      3.5                                    337        11          61           7
                                                                                                                      23           1
                                                                                            ------    ------      ------      ------
                Total                                                                          645        19          84           8
                                                                                            ------    ------      ------      ------

                                                                              Deductions                Balance at close of period
                                                                  ----------------------------------- ------------------------------
                                                                                                       Numbers
                                                                                            Credited     of
                                                                                  Cash      to other   accounts    Amount
                                                                               surrenders   accounts     with        of      Amount
                                                                                prior to      (per     security   maturity     of
                         Description                              Maturities    maturity     part 2)   holders     value    reserves
                        -------------                            ------------  ----------  --------- ----------- ---------- --------
Installment certificates:
  Reserves to mature:
   Series 15, includes extended maturities                                                                 0           0          0
    "  20,     "        "        "                                                                         0           0          0
    "  15A,    "        "        "                                                                         0           0          0
    "  22A,    "        "        "                                     122          584      1,360       367       8,787      7,533
    "  I-76,   "        "        "                                       0          362        121       327       7,319      5,130
    "  Reserve Plus Flexible Payment                                   192          168         20        70         670        314
    "  IC-Q-Installment                                                  0           57          0        29         406         99
    "  IC-Q-Ins                                                      1,223          506         13       205       2,431      1,072
    "  IC-Q-Ins Emp                                                      1            2          0         2          23         16
    "  IC-I                                                         10,287       48,307          0    14,947     244,184    120,405
    "  IC-I-Emp                                                         89          258          0        87       1,290      1,096
    "  Inst                                                              0        6,599          0     9,056           0     31,048
    "  Inst-Emp                                                          0           28          0        51           0        134
    "  RP-Q-Installment                                                147           94         70        59         875        536
    "  RP-Q-Flexible Payment                                             2            7          0         5          65         49
    "  RP-Q-Ins                                                          8           11          0         6         278         56
    "  RP-Q-Ins Emp                                                      0            0          0         0           0          1
    "  RP-I                                                             87          369          0        69       1,706        932
    "  RP-I-Emp                                                          0            0          0         0           0          0
    "  Inst-R                                                            0           64          0       165      12,826        385
    "  Inst-R-Emp                                                        0            0          0         4       1,602          6
                                                                         0            1          0         0           0         13
                                                                    ------       ------      -----    ------     -------    -------
             Total                                                  12,158       57,416      1,584    25,449     282,462    168,825
                                                                    ------       ------      -----    ------     -------    -------

  Payments made in advance of certificate
   year requirements and accrued interest
   thereon:
   Series 15, includes extended maturities                                                               Not        Not           0
    "  20,     "        "        "                                                                     Readily   Applicable      (1)
    "  15A,    "        "        "                                       0            0          0    Available                   1
    "  22A,    "        "        "                                       0            0          1                              315
    "  I-76,   "        "        "                                       1           31        125                              259
                                                                         0           25         10                              (11)
                                                                    ------       ------     ------                         --------
                Total                                                    1           56        136                              563
                                                                    ------       ------     ------                         --------


            AMERICAN EXPRESS CERTIFICATE COMPANY                                                                         SCHEDULE VI

                    Certificate Reserves

                 Part 1 - Summary of Changes

                Year ended December 31, 2002
                       (In thousands)
                                                                   Balance at beginning of period               Additions
                                                                   -------------------------------  --------------------------------

                                                                  Number
                                                                    of                                                       Charged
                                                   Yield         accounts     Amount                Charged     Reserve     to other
                                                to maturity        with         of         Amount   to profit  payments by  accounts
                                                on an annual     security    maturity        of     and loss   certificate    (per
                         Description            payment basis     holders      value      reserves  or income    holders     part 2)
                        -------------        -----------------   --------    --------     -------- ----------- ------------ --------
  Additional credits and accrued interest
  thereon:
   Series 15, includes extended maturities              2.5        Not          Not              0
    "  20,     "        "        "                      2.5      Readily     Applicable          0         0           0          0
    "  15A,    "        "        "                        3     Available                       (1)        0           0          0
    "  22A,    "        "        "                        3                                  2,173        57           0        160
    "  I-76,   "        "        "                      3.5                                  1,229        42           0         68
    "  Reserve Plus Flexible Payment                (note a)                                     0         7           0          0
    "  IC-Q-Installment                             (note a)                                     0         1           0          0
    "  IC-Q-Ins                                     (note a)                                     0        17           0          0
    "  IC-Q-Ins Emp                                 (note a)                                     0         0           0          0
    "  IC-I                                         (note a)                                   172     3,574           0          0
    "  IC-I-Emp                                     (note a)                                     2        31           0          0
    "  Inst                                         (note a)                                    17       315           0          0
    "  Inst-Emp                                     (note a)                                     0         2           0          0
    "  RP-Q-Installment                             (note a)                                     0        10           0          0
    "  RP-Q-Flexible Payment                        (note a)                                     0         1           0          0
    "  RP-Q-Ins                                     (note a)                                     0         1           0          0
    "  RP-Q-Ins Emp                                 (note a)                                     0         0           0          0
    "  RP-I                                         (note a)                                     0        30           0          0
    "  RP-I-Emp                                     (note a)                                     0         0           0          0
                                                                                                 0         4           0          0
    "  Inst-RP                                      (note a)                                     0         0           0          0
    "  Inst-RP-Emp                                  (note a)                                     0         0           0          0
                                                                                             -----     -----      ------     ------
             Total                                                                           3,593     4,093           0        228
                                                                                             -----     -----      ------     ------

  Reserve for accrued extra contribution 3rd year                                            1,574       631      (1,314)
  Reserve for accrued extra contribution 6th year                                                0
  Accrued interest on reserves in default I-76          3.5                                     (0)        4                      0
  Reserve for additional credits to be allowed                                                   0
    Installment Certificates-Special Additional                    Not          Not              0
    Credits I-76                                                 Readily     Applicable          0                    NA
  Accrued for additional credits to be allowed at               Available                        0



                                                                              Deductions                Balance at close of period
                                                              -------------------------------------- -------------------------------
                                                                                                       Numbers
                                                                                            Credited     of
                                                                                  Cash      to other   accounts    Amount
                                                                               surrenders   accounts     with        of      Amount
                                                                                prior to      (per     security   maturity     of
                         Description                              Maturities    maturity     part 2)   holders     value    reserves
                        -------------                            ------------  ----------  --------- ----------- ---------- --------
  Additional credits and accrued interest
  thereon:
   Series 15, includes extended maturities                                                              Not         Not           0
    "  20,     "        "        "                                       0            0          0    Readily    Applicable       0
    "  15A,    "        "        "                                       0            0          0    Available                  (1)
    "  22A,    "        "        "                                      34          138        372                            1,846
    "  I-76,   "        "        "                                       0           85         31                            1,223
    "  Reserve Plus Flexible Payment                                     0            0          7                                0
    "  IC-Q-Installment                                                  0            0          2                               (1)
    "  IC-Q-Ins                                                          0            0         17                                0
    "  IC-Q-Ins Emp                                                      0            0          0                               (0)
    "  IC-I                                                              0            0      3,625                              121
    "  IC-I-Emp                                                          0            0         32                                1
    "  Inst                                                              0            0        321                               11
    "  Inst-Emp                                                          0            0          2                                0
    "  RP-Q-Installment                                                  0            0         10                                0
    "  RP-Q-Flexible Payment                                             0            0          1                                0
    "  RP-Q-Ins                                                          0            0          1                               (0)
    "  RP-Q-Ins Emp                                                      0            0          0                                0
    "  RP-I                                                              0            0         29                                1
    "  RP-I-Emp                                                          0            0          0                                0
                                                                         0            0          4                                0
    "  Inst-RP                                                           0            0          0                                0
    "  Inst-RP-Emp                                                       0            0          0                                0
                                                                     -----       ------     ------                          -------
             Total                                                      34          223      4,454                            3,202
                                                                     -----       ------     ------                          -------

  Reserve for accrued extra contribution 3rd year                                                                               891
  Reserve for accrued extra contribution 6th year                                                                                 0
  Accrued interest on reserves in default I-76                                       0           3                                1
  Reserve for additional credits to be allowed                                                                                    0
    Installment Certificates-Special Additional                                                         Not         Not           0
    Credits I-76                                                                                      Readily    Applicable       0
  Accrued for additional credits to be allowed at                                                    Available                    0

            AMERICAN EXPRESS CERTIFICATE COMPANY                                                                         SCHEDULE VI

                    Certificate Reserves

                 Part 1 - Summary of Changes

                Year ended December 31, 2002
                       (In thousands)
                                                                   Balance at beginning of period               Additions
                                                                   -------------------------------  --------------------------------

                                                                  Number
                                                                    of                                                       Charged
                                                   Yield         accounts     Amount                Charged     Reserve     to other
                                                to maturity        with         of         Amount   to profit  payments by  accounts
                                                on an annual     security    maturity        of     and loss   certificate    (per
                         Description            payment basis     holders      value      reserves  or income    holders     part 2)
                        -------------        -----------------   --------    --------     -------- ----------- ------------ --------
    next anniversary                                                                           106       132
  Reserve for death and disability refund options                                                0
  Reserve for reconversion of paid-up certificates                                              33
                                                                                         ---------     -----     --------    ------

                                                                                             1,713       767      (1,314)         0

                Total installment certificates                    29,614       363,314     198,935     5,305      41,112      4,467
                                                                  ------     ---------   ---------     -----     --------    ------

Fully paid certificates:
  Single-Payment certificates:
    SP 74                                               3.5            0             0           0         0           0          0
    SP 75                                               3.5            0             0           0
    SP 76                                               3.5            0             0           0
    SP 77                                               3.5            0             0           0
    SP 78                                               3.5            0             0           0
    SP 79                                               3.5            0             0           0
    SP 80                                               3.5            2            15          15
    SP 81A                                              3.5            1             4           6         0           0          0
    SP 82A                                              3.5           57           359         356         2           0          0
    SP 82B                                              3.5          161         1,398       1,365        33           0          0
    SP 83A                                              3.5          282         2,521       2,432        78           0          0
    SP 83B                                              3.5           51           398         379        13           0          0
    IC-2-84                                             3.5          123         1,203       1,125        38           0          0
    IC-2-85                                             3.5          410         4,056       3,668       123           0          0
    IC-2-86                                             3.5          204         3,684       2,742         0           0        100
    IC-2-87                                             3.5          116         1,864       1,500         0           0         55
    IC-2-88                                             3.5          156         2,557       2,206         0           0         84
    Reserve Plus Single Payment                     (note a)         298         4,792       4,042         0           0        150
    Cash Reserve Single Payment                     (note b)         474         2,327       4,141         0           0         27
    IC-Flexible Savings (Variable Term)             (note d)          21           143         161         0           0          1
    IC-Flexible Savings Emp (VT)                    (note d)      72,171       871,426     948,653         0     810,107     39,364
    IC-Preferred Investors                                           732         9,777      12,494         0         421        434
    IC-Investors                                    (note d)          30        17,179      18,600         0      42,568        552
    IC-Special Deposits U.K.                        (note d)         637     1,020,204   1,096,420         0     453,854     22,122
    IC-Special Deposits HONG KONG                   (note d)          53        73,684      99,275         0       9,793      1,565
    IC-1-84                                         (note c)           4        14,585           0
    Cash Reserve Variable Payment                   (note b)          33           285         260         0           0         13
    Cash Reserve Variable PMT-3mo.                  (note e)         250         1,156       1,640         0         121         11
    IC-Future Value                                 (note f)      35,346       124,332     132,986         0     103,568        909


                                                                             Deductions                Balance at close of period
                                                               ----------------------------------- ---------------------------------
                                                                                                     Numbers
                                                                                          Credited      of
                                                                                Cash      to other   accounts    Amount
                                                                             surrenders   accounts     with        of       Amount
                                                                              prior to      (per     security   maturity      of
                         Description                            Maturities    maturity     part 2)   holders     value     reserves
                        -------------                          ------------  ----------  --------- ----------- ---------- ----------
    next anniversary                                                                           210                               28
  Reserve for death and disability refund options                                                                                 0
  Reserve for reconversion of paid-up certificates                                               0                               33
                                                                  ------       --------      ------                       ---------

                                                                       0             0         213                              953

                Total installment certificates                    12,192        57,695       6,387    25,449     282,462    173,543
                                                                  ------       --------      ------   ------   ---------  ---------

Fully paid certificates:
  Single-Payment certificates:
    SP 74                                                              0             0           0         0           0          0
    SP 75                                                                                                  0           0          0
    SP 76                                                                                                  0           0          0
    SP 77                                                                                                  0           0          0
    SP 78                                                                                                  0           0          0
    SP 79                                                                                                  2          15          0
    SP 80                                                                                                  0           0         15
    SP 81A                                                             4             0           0         2          20          2
    SP 82A                                                           208            18         112         5          61         20
    SP 82B                                                           849            96         392       162       1,370         61
    SP 83A                                                           609           222         316        48         373      1,363
    SP 83B                                                             0            24           0       110       1,115        368
    IC-2-84                                                            0            84           0       367       3,685      1,079
    IC-2-85                                                            0           340           0       184       2,475      3,451
    IC-2-86                                                            0           273           0       101       1,721      2,569
    IC-2-87                                                            0           146           0       139       2,203      1,409
    IC-2-88                                                            0           347           0       264       4,114      1,943
    Reserve Plus Single Payment                                        0           465           0       166         809      3,727
    Cash Reserve Single Payment                                    2,148           621           0        19         139      1,399
    IC-Flexible Savings (Variable Term)                                0            11           0    98,380   1,279,720        151
    IC-Flexible Savings Emp (VT)                                       0       428,895           0       627       8,455  1,369,229
    IC-Preferred Investors                                             0         2,268           0        25      23,376     11,081
    IC-Investors                                                       0        37,945           0       579     981,601     23,775
    IC-Special Deposits U.K.                                           0       531,009           0        39      51,050  1,041,387
    IC-Special Deposits HONG KONG                                      0        41,859           0         3      11,354     68,774
    IC-1-84                                                                                               29         243          0
    Cash Reserve Variable Payment                                      0            41           0       200         831        232
    Cash Reserve Variable PMT-3mo.                                     0           557           0    31,103     106,423      1,215
    IC-Future Value                                                    0       124,724           0     1,129      12,589    112,739

            AMERICAN EXPRESS CERTIFICATE COMPANY                                                                         SCHEDULE VI

                    Certificate Reserves

                 Part 1 - Summary of Changes

                Year ended December 31, 2002
                       (In thousands)
                                                                   Balance at beginning of period               Additions
                                                                   -------------------------------  --------------------------------

                                                                  Number
                                                                    of                                                       Charged
                                                   Yield         accounts     Amount               Charged     Reserve      to other
                                                to maturity        with         of        Amount   to profit  payments by   accounts
                                                on an annual     security    maturity       of     and loss   certificate     (per
                         Description            payment basis     holders      value     reserves  or income    holders      part 2)
                        -------------        -----------------   --------    --------    -------- ----------- ----------- ---------
    IC-Future Value Emp                             (note f)       1,680       18,435       18,435         0           0          0
                                                                      34          282          282         0           0          0
    IC-Stock Market                                 (note g)      97,475      430,142      490,311         0     110,774      2,420
    IC-MSC                                          (note g)      21,588      304,732      315,059         0      78,774      1,747
    Equity Indexed Savings                                            15        1,220        1,220         0       2,505          6
    IC-AEBI Stock Market                            (note g)         177       66,083       66,752         0      16,199        897
                                                                 -------    ---------    ---------    ------   ---------     -------

                Total                                            232,581    2,978,843    3,226,525       287   1,628,684     70,457
                                                                 -------    ---------    ---------    ------   ---------     -------

  Additional credits and accrued interest thereon:
    SP 74                                               3.5                                      0
    SP 75                                               3.5                                      0
    SP 76                                               3.5                                      0
    SP 77                                               3.5                                      0
    SP 78                                               3.5                                      0
    SP 79                                               3.5                                     15
    SP 80                                               3.5                                      5         0           0          0
    SP 81A                                              3.5                                    243         1           0          5
    SP 82A                                              3.5                                  1,051        26           0          1
    SP 82B                                              3.5                                  1,765        58           0         30
    SP 83A                                              3.5                                    222         8           0          2
    SP 83B                                              3.5                                    618        21           0          9
    IC-2-84                                             3.5                                  2,021        68           0         30
    IC-2-85                                             3.5                                     44        92           0          0
    IC-2-86                                             3.5                                     25        51           0          0

    IC-2-87                                             3.5                                     41        71           0          0
    IC-2-88                                             3.5                                     75       136           0          0
    Reserve Plus SP 2004-4061                       (note a)                                     0        27           0          0
    Cash Reserve SP                                 (note b)                                     0         1           0          0
    IC-Flexible Savings                             (note d)                                 1,758    43,422           0          0
    IC-Preferred Investors                          (note d)                                    23       552           0          0
    IC-FS-EMP                                       (note d)                                    26       513           0          0

    IC-Investors                                    (note d)                                 1,081    23,507           0          0
    IC-Special Deposits U.K.                        (note d)                                    76     1,556           0          0
    IC-Special Deposits HONG KONG                   (note d)                                     0
    IC-1-84 - 2013-4061                             (note c)                                     5        12           0         (0)
    Cash Reserve VP 2004-4061                       (note b)                                     0        11           0          0


                                                                           Deductions                 Balance at close of period
                                                             -------------------------------------- --------------------------------
                                                                                                     Numbers
                                                                                          Credited      of
                                                                                Cash      to other   accounts    Amount
                                                                             surrenders   accounts     with        of       Amount
                                                                              prior to      (per     security   maturity      of
                         Description                            Maturities    maturity     part 2)   holders     value     reserves
                        -------------                          ------------  ----------  --------- ----------- ---------- ----------
    IC-Future Value Emp                                            4,459        1,387            0        23         179     12,589
                                                                     104            0            0    86,992     385,066        178
    IC-Stock Market                                                    0      170,852            0    21,790     301,876    432,653
    IC-MSC                                                             0       85,248            0        20       2,731    310,332
    Equity Indexed Savings                                             0        1,000            0       138      52,407      2,731
    IC-AEBI Stock Market                                               0       30,606            0         0           0     53,242
                                                                  ------    ---------       ------   -------   ---------- ----------

                Total                                              8,381    1,459,038          820   242,646   3,236,001  3,457,714
                                                                  ------    ---------       ------   -------   ---------- ----------

  Additional credits and accrued interest thereon:
    SP 74                                                                                                                         0
    SP 75                                                                                                                         0
    SP 76                                                                                                                         0
    SP 77                                                                                                                         0
    SP 78                                                                                                                         0
    SP 79                                                                                                                        15
    SP 80                                                              4            0            0                                1
    SP 81A                                                           153           15           63                               18
    SP 82A                                                           642           78          307                               51
    SP 82B                                                           482          148          228                              995
    SP 83A                                                             0           16            0                              216
    SP 83B                                                             0           45            0                              603
    IC-2-84                                                            0          196            0                            1,923
    IC-2-85                                                            0            4           92                               40
    IC-2-86                                                            0            1           50                               25

    IC-2-87                                                            0            4           72                               36
    IC-2-88                                                            0            8          132                               71
    Reserve Plus SP 2004-4061                                          0            0           27                                0
    Cash Reserve SP                                                    0            0            1                                0
    IC-Flexible Savings                                                0        3,904       39,388                            1,888
    IC-Preferred Investors                                             0            5          554                               16
    IC-FS-EMP                                                          0           87          434                               18

    IC-Investors                                                       0        1,874       22,122                              592
    IC-Special Deposits U.K.                                           0           31        1,565                               36
    IC-Special Deposits HONG KONG                                                                                                 0
    IC-1-84 - 2013-4061                                                0            0           12                                4
    Cash Reserve VP 2004-4061                                          0            0           11                               (0)

            AMERICAN EXPRESS CERTIFICATE COMPANY                                                                         SCHEDULE VI

                    Certificate Reserves

                 Part 1 - Summary of Changes

                Year ended December 31, 2002
                       (In thousands)
                                                                   Balance at beginning of period               Additions
                                                                   -------------------------------  --------------------------------

                                                                  Number
                                                                    of                                                       Charged
                                                   Yield         accounts     Amount               Charged     Reserve      to other
                                                to maturity        with         of        Amount   to profit  payments by   accounts
                                                on an annual     security    maturity       of     and loss   certificate     (per
                         Description            payment basis     holders      value     reserves  or income    holders      part 2)
                        -------------        -----------------   --------    --------    -------- ----------- ----------- ---------
  Cash Reserve Variable Payment-3mo.                (note e)                                  310     1,180        (334)         0
  IC-Future Value                                   (note f)                               13,058     1,943           0          0
  IC-Future Value Emp                               (note f)                                  225        34           0          0
  IC-Stk Mkt, 2004/16/31-4000/16                    (note g)                                1,323     1,470          (0)         0
  IC-MSC                                            (note g)                                  243     1,398          (0)         0
  IC - EISC                                                                                     1         6           0          0
  IC-AEBI Stk Mkt 2004/31/19-4000/16                (note g)                                  242       737           0          0
                                                                                           ------    -------       -----      -----

              Total                                                                        24,496    76,901        (334)        77
                                                                                           ------    -------       -----      -----
Accrued for additional credits to be allowed
  at next anniversaries:
  SP 78                                                                                         0         0           0          0
  SP 79                                                                                         0         0           0          0
  SP 80                                                                                         0         0           0          0
  SP 81A                                                                                        3         0           0          0
  SP 82A                                                                                        0         1           0          0
  SP 82B                                                                                       27         4           0          0
  SP 83A                                                                                        1         1           0          0
  SP 83B                                                                                        7         1           0          0
  IC-2-84 - 2019-4061                                                                          27         4           0          0
  IC-2-85                                                                                       6         2           0          0
  IC-2-86                                                                                       5         1           0          0
  IC-2-87                                                                                      10         2           0          0
  IC-2-88                                                                                      14         3          (0)         0
  IC-Stock Mkt - 2019/31-4061 SEC 5 from C2785-81                                           6,313    (4,223)          0          0
  IC-Market Strategy Certificate (SEC 5 from c2785-81)                                      3,322    (1,969)          0          0
  IC-EISC                                                                                      13         0           0          0
  IC-AEBI Stock Market                                                                        946      (813)          0          0
                                                                                           ------  ---------       -----      -----

              Total                                                                        10,694    (6,986)         (0)        (0)
                                                                                           ------    -------       -----      -----

R Series Single-Payment certificates:
  R-76                                                  3.5            4           15          14         0                      1
  R-77                                                  3.5           18          348         208         0                      8
  R-78                                                  3.5           39          310         274         0                     11


                                                                            Deductions                Balance at close of period
                                                             ------------------------------------- ---------------------------------
                                                                                                     Numbers
                                                                                          Credited      of
                                                                                Cash      to other   accounts    Amount
                                                                             surrenders   accounts     with        of       Amount
                                                                              prior to      (per     security   maturity      of
                         Description                            Maturities    maturity     part 2)   holders     value     reserves
                        -------------                          ------------  ----------  --------- ----------- ---------- ----------

  Cash Reserve Variable Payment-3mo.                                   0           16         911                              229
  IC-Future Value                                                  3,868          935           0                           10,198
  IC-Future Value Emp                                                107            0           0                              152
  IC-Stk Mkt, 2004/16/31-4000/16                                       0          136       2,069                              588
  IC-MSC                                                               0           20       1,497                              124
  IC - EISC                                                            0            0           6                                1
  IC-AEBI Stk Mkt 2004/31/19-4000/16                                   0           43         835                              101
                                                                   ------       -----      ------                           -------

              Total                                                5,256        7,567      70,376                           17,941
                                                                   ------       -----      ------                           -------
Accrued for additional credits to be allowed
  at next anniversaries:
  SP 78                                                                0            0           0                                0
  SP 79                                                                0            0           0                                0
  SP 80                                                                0            0           0                                0
  SP 81A                                                               0            0           5                               (2)
  SP 82A                                                               0            0           1                               (0)
  SP 82B                                                               0            0          30                                1
  SP 83A                                                               0            0           2                               (0)
  SP 83B                                                               0            0           9                               (1)
  IC-2-84 - 2019-4061                                                  0            0          30                                1
  IC-2-85                                                              0            0           8                                0
  IC-2-86                                                              0            0           5                                1
  IC-2-87                                                              0            0          12                                0
  IC-2-88                                                              0            0          18                               (1)
  IC-Stock Mkt - 2019/31-4061 SEC 5 from C2785-81                      0           11         353                            1,726
  IC-Market Strategy Certificate (SEC 5 from c2785-81)                 0           12         251                            1,090
  IC-EISC                                                              0            0                                           13
  IC-AEBI Stock Market                                                 0            0          61                               72
                                                                   ------       -----      ------                           -------

              Total                                                   (0)          23         785                            2,900
                                                                   ------       -----      ------                           -------

R Series Single-Payment certificates:
  R-76                                                                              2           0         4          13         13
  R-77                                                                             11           0        15         320        205
  R-78                                                                             30           0        34         279        255

            AMERICAN EXPRESS CERTIFICATE COMPANY                                                                         SCHEDULE VI

                    Certificate Reserves

                 Part 1 - Summary of Changes

                Year ended December 31, 2002
                       (In thousands)
                                                                   Balance at beginning of period               Additions
                                                                   -------------------------------  --------------------------------

                                                                  Number
                                                                    of                                                      Charged
                                                   Yield         accounts     Amount              Charged     Reserve      to other
                                                to maturity        with         of       Amount   to profit  payments by   accounts
                                                on an annual     security    maturity      of     and loss   certificate     (per
                         Description            payment basis     holders      value    reserves  or income    holders      part 2)
                        -------------        -----------------   --------    --------   -------- ----------- ------------ ----------
  R-79                                                 3.5            50          637       532         0                       20
  R-80                                                 3.5            44          410       298         0                       13
  R-81                                                 3.5            20          290       214         0                        7

  R-82A                                                3.5           115          800       498         0                       24
  RP-Q                                             (note a)          270          459     1,087         0                        8
  R-II                                                 3.5            76          644       323         0                       14
  RP-2-84                                              3.5           212        2,819     1,158         0                       48
  RP-2-85                                              3.5            72          279       334         0                       14
  RP-2-86                                              3.5            19           69        75         0                        3

  RP-2-87                                              3.5            43          673       262         0                       11
  RP-2-88                                              3.5            61          454       315         0                       12
  Cash Reserve RP                                  (note b)            5           15        32         0                        0
  IC-Flexible Savings RP                           (note d)       15,438      273,256   296,606         0       272,943     14,262
  RP-Preferred Investors                           (note d)            6        2,847     3,044         0           298        107
  Cash Reserve RP-3 mo.                            (note e)        1,687       14,165    15,191         0        31,020        192
  IC-Flexible Savings RP Emp                       (note d)          252        3,522     4,578         0            95        186
  RP-Future Value                                  (note f)        1,451       25,529    25,527         0
  RP-Future Value Emp                              (note f)           53          818       820         0
  RP-Stock Market                                  (note g)       12,652      113,582   126,546         0        36,915        559
  RP-Market Strategy                                               3,455       93,107    95,640         0        19,892        473
  D-1                                              (note a)          154       16,174    20,059         0           827        499
                                                              ----------    ---------- --------      ----       -------     ------

              Total                                               36,196      551,222   593,635         0       361,990     16,472
                                                              ----------    ---------- --------      ----       -------     ------
Additional Interest on R-Series Single
  Payment Reserves:
  R-76                                                 3.5        Not          Not            0         0            NA
  R-77                                                 3.5    Applicable   Applicable         3         7
  R-78                                                 3.5                                    7        10
  R-79                                                 3.5                                   10        18
  R-80                                                 3.5                                   10        10
  R-81                                                 3.5                                    5         6
  R-82A                                                3.5                                   20        18
  RP-Q                                             (note a)                                   0         8
  R-II                                                 3.5                                    9        11
  RP-2-84                                              3.5                                   30        41




                                                                            Deductions                Balance at close of period
                                                             ----------------------------------- -----------------------------------
                                                                                                     Numbers
                                                                                          Credited      of
                                                                                Cash      to other   accounts    Amount
                                                                             surrenders   accounts     with        of       Amount
                                                                              prior to      (per     security   maturity      of
                         Description                            Maturities    maturity     part 2)   holders     value     reserves
                        -------------                          -----------  ----------  ---------  ----------- ---------- ----------
  R-79                                                                             49         0        48           584        503
  R-80                                                                             30         0        38           374        281
  R-81                                                                            116         0        16           138        105

  R-82A                                                                            39         0       106           705        483
  RP-Q                                                                            204         0       220           365        891
  R-II                                                                             32         0        71           584        305
  RP-2-84                                                                         111         0       188         2,585      1,095
  RP-2-85                                                                          35         0        64           249        313
  RP-2-86                                                                           1         0        19            69         77

  RP-2-87                                                                          28         0        37           647        245
  RP-2-88                                                                         106         0        47           293        221
  Cash Reserve RP                                                                   0         0         5            15         32
  IC-Flexible Savings RP                                                      102,341         0    25,630       452,429    481,470
  RP-Preferred Investors                                                        1,082         0         5         2,148      2,367
  Cash Reserve RP-3 mo.                                                        30,221         0     1,629        15,351     16,182
  IC-Flexible Savings RP Emp                                                      864         0       219         2,974      3,995
  RP-Future Value                                                  6,977        1,493         0       954        17,057     17,057
  RP-Future Value Emp                                                327           31         0        38           462        462
  RP-Stock Market                                                      0       50,244         0    11,937       103,259    113,776
  RP-Market Strategy                                                           29,675         0     3,474        84,498     86,330
  D-1                                                                  0        4,968         0       142        12,934     16,417
                                                               ---------     ---------     ----    -------   ----------    -------

              Total                                                7,304      221,713         0    44,940       698,332    743,080
                                                               ---------     ---------     ----    -------   ----------    -------
Additional Interest on R-Series Single
  Payment Reserves:
  R-76                                                                              0         1      Not         Not             0
  R-77                                                                              0         8  Applicable  Applicable          2
  R-78                                                                              0        11                                  6
  R-79                                                                              0        20                                  8
  R-80                                                                              0        13                                  7
  R-81                                                                              1         9                                  1
  R-82A                                                                             1        24                                 13
  RP-Q                                                                                        8                                  0
  R-II                                                                              0        14                                  6
  RP-2-84                                                                           1        48                                 22

            AMERICAN EXPRESS CERTIFICATE COMPANY                                                                         SCHEDULE VI

                    Certificate Reserves

                 Part 1 - Summary of Changes

                Year ended December 31, 2002
                       (In thousands)
                                                                   Balance at beginning of period               Additions
                                                                   -------------------------------  --------------------------------

                                                                 Number
                                                                   of                                                      Charged
                                                   Yield        accounts    Amount                Charged     Reserve      to other
                                                to maturity       with        of        Amount    to profit  payments by   accounts
                                                on an annual    security   maturity       of      and loss   certificate     (per
                         Description            payment basis    holders     value     reserves   or income    holders      part 2)
                        -------------        -----------------  --------   --------    --------   ---------- ------------ ----------
  RP-2-85                                              3.5                                   11          12
  RP-2-86                                              3.5                                    2           3
  RP-2-87                                              3.5                                    8          10
  RP-2-88                                              3.5                                    6          11
  Cash Reserve RP                                  (note b)                                   0           0
  IC-Flexible Savings RP                           (note d)                                 568      15,489
  RP-Preferred Investors                           (note d)                                   6         126
  Cash Reserve RP-3 mo.                            (note e)                                  37         228          (37)
  IC-Flexible Savings RP Emp                       (note d)                                  10         201
  IC-Future Value                                  (note f)                              17,933       2,616
  IC-Future Value Emp                              (note f)                                 549          90
  RP-Stock Market                                  (note g)                                 287         325
  RP-Market Strategy                                                                         63         380
  D-1                                              (note a)                                   0         554

              Total                                                                      19,574      20,175          (37)         0
                                                                                      ---------      -------   ----------    ------

Accrued for additional credits to be allowed
at next anniversaries:
  RP-Stock Market                                                                         1,761      (1,132)           0          0
  RP-Market Strategy                                                                      1,005        (613)           0          0
                                                                                      ---------      -------   ----------    ------
              Total single payment                                                    3,877,690      88,632    1,990,303     87,005
                                                                                      ---------     --------   ----------    ------

Paid-up certificates:
  Series 15 and 20                                    3.25            5         50           47           2            0          0
     "   15A and 22A                                   3.5          207      4,648        4,139         120            0        254
     "   I-76                                          3.5          502      2,489        1,882          64            0        141
                                                              ---------   --------      -------    --------       ------      -----

              Total                                                 714      7,187        6,068         186            0        395
                                                              ---------   --------      -------    --------       ------      -----
Additional credits and accrued interest thereon:
  Series 15 and 20                                     2.5       Not          Not             3           0            0          1
     "   15A and 22A                                     3    Applicable  Applicable        107           3            0         34
     "   I-76                                          3.5                                  172           6            0         22
                                                                                        -------    ---------      ------      -----
              Total                                                                         282           9            0         57
                                                                                        -------    ---------      ------      -----
Accrued for additional credits to be allowed

                                                                          Deductions                 Balance at close of period
                                                             ----------------------------------- -----------------------------------
                                                                                                   Numbers
                                                                                       Credited      of
                                                                            Cash       to other   accounts      Amount
                                                                         surrenders    accounts     with          of        Amount
                                                                          prior to       (per     security     maturity       of
                         Description                          Maturities  maturity      part 2)   holders       value      reserves
                        -------------                        ----------- ----------   ---------  ----------- ------------ ----------
  RP-2-85                                                                        0           16                                   7
  RP-2-86                                                                        0            3                                   2
  RP-2-87                                                                        0           11                                   7
  RP-2-88                                                                        1           12                                   4
  Cash Reserve RP                                                                             0                                  (0)
  IC-Flexible Savings RP                                                     1,094       14,262                                 701
  RP-Preferred Investors                                                        20          107                                   5
  Cash Reserve RP-3 mo.                                                          2          192                                  34
  IC-Flexible Savings RP Emp                                                    17          186                                   8
  IC-Future Value                                                 6,021      1,083                                           13,445
  IC-Future Value Emp                                               214         29                                              396
  RP-Stock Market                                                               27          443                                 142
  RP-Market Strategy                                                             2          402                                  39
  D-1                                                                           54          499                                   1
                                                                 ------  ---------       ------                           ---------
              Total                                               6,235      2,334       16,289                              14,854
                                                                 ------  ---------       ------                           ---------

Accrued for additional credits to be allowed
at next anniversaries:
  RP-Stock Market                                                     0          3          116                                 510
  RP-Market Strategy                                                  0          7           71                                 314
                                                                 ------  ---------       ------                           ---------
              Total single payment                               27,176  1,690,685       88,457                           4,237,313
                                                                 ------  ---------       ------                           ---------

Paid-up certificates:
  Series 15 and 20                                                    5          0            0           4           45         44
     "   15A and 22A                                                398        661          399         150        3,397      3,055
     "   I-76                                                         0        208           11         486        2,386      1,868
                                                                 ------  ---------       ------   ---------        -----  ---------

              Total                                                 403        869          410         640        5,828      4,967
                                                                 ------  ---------       ------  ----------        -----  ---------

Additional credits and accrued interest thereon:
  Series 15 and 20                                                    0          0            0       Not          Not            4
     "   15A and 22A                                                 20         10           19   Applicable   Applicable        95
     "   I-76                                                         0         12            0                                 188
                                                                 ------     ------       ------                           ---------
              Total                                                  20         22           19                                 287
                                                                 ------     ------       ------                           ---------

Accrued for additional credits to be allowed

            AMERICAN EXPRESS CERTIFICATE COMPANY                                                                         SCHEDULE VI

                    Certificate Reserves

                 Part 1 - Summary of Changes

                Year ended December 31, 2002
                       (In thousands)
                                                                   Balance at beginning of period               Additions
                                                                   -------------------------------  --------------------------------

                                                                 Number
                                                                   of                                                       Charged
                                                   Yield        accounts      Amount               Charged     Reserve      to other
                                                to maturity       with          of        Amount   to profit  payments by   accounts
                                                on an annual    security     maturity       of     and loss   certificate     (per
                         Description            payment basis    holders       value     reserves  or income    holders      part 2)
                        -------------        -----------------  --------     --------    --------  ---------- ------------ ---------
   at next anniversaries                                                                      36       21               0         0
                                                                ---------      ------     -------  ------      ----------    -------

                Total paid-up                                        714        7,187      6,386      216               0       452
                                                                ---------      ------     -------  ------      ----------    -------

  Optional settlement certificates:
    Series 1, IST&G                                         3         12                       2        0               0         0
    Other series and conversions from Single                                                   0        0               0         0
      Payment certificates                        2.5-3-3-3.5      5,133                  73,113    2,165               0     3,707
    Series R-76 thru R-82A                                  3          0                      36        1               0         0
    Series R-II & RP-2-84 thru 88                         3.5          0                     235        7               0         0
    Reserve Plus Single-Payment                       (note a)        68                     718        5               0         0
    Reserve Plus Flex-Pay & IC-Q-Inst                 (note a)        13                      60        1               0        32
    Series R-Installment                              (note a)        26                     142        2               0        70
    Series R-Single-Payment                           (note a)        13                       7        0               0         0
    Add'l credits and accrued int. thereon              2.5-3     Not         Not          8,975      253               0     1,392
    Add'l credits and accrued int. thereon-IST&G        2.5-3  Applicable  Applicable          0        0               0         0
    Accrued for additional credits to be allowed
      at next anniversaries                                                                  694      709               0         0
    Accrued for additional credits to be allowed
      at next anniversaries-R-76 thru R-82A & R-II                                            (1)       0               0
    Accrued for additional credits to be allowed
      at next anniversaries-IST&G                                                              0        0               0         0
                                                                --------                  -------  ------      ----------    -------

                Total optional settlement                          5,265                  83,980    3,143               0     5,201
                                                                --------                  -------  ------      ----------    -------

                                                                              Not                                  Not
Due to unlocated certificate holders                                       Applicable        219        1      Applicable        35
                                                                                          -------  ------      ----------    -------


                Total certificate reserves                                             4,167,210   97,297       2,031,415    97,161
                                                                                       =========  =======       =========    =======

Income (loss) from purchased and written call options included in provision for certificate reserves in Statement of Operations


Total adjusted certificate reserves

                                                                            Deductions               Balance at close of period
                                                             -----------------------------------  ---------------------------------
                                                                                                    Numbers
                                                                                       Credited       of
                                                                              Cash     to other    accounts      Amount
                                                                           surrenders  accounts      with          of        Amount
                                                                            prior to     (per      security     maturity       of
                         Description                          Maturities    maturity    part 2)    holders       value      reserves
                        -------------                        -----------   ---------- ---------  -----------   ---------- ----------
   at next anniversaries                                               0            0         57                               0
                                                              ----------    --------- ----------    -----      ----------  --------

                Total paid-up                                        423          891        486      640           5,828     5,254
                                                              ----------    --------- ----------    -----      ----------  --------

  Optional settlement certificates:
    Series 1, IST&G                                                    1            0          0       12                         1
    Other series and conversions from Single                           0            0          0        0                         0
      Payment certificates                                         4,109        4,458          0    5,133                    70,418
    Series R-76 thru R-82A                                             7            2          0        0                        28
    Series R-II & RP-2-84 thru 88                                     22           21          0        0                       199
    Reserve Plus Single-Payment                                        6          226          0       68                       491
    Reserve Plus Flex-Pay & IC-Q-Inst                                  2           21          0       13                        70
    Series R-Installment                                              61           31          0       26                       122
    Series R-Single-Payment                                            3            2          0       13                         2
    Add'l credits and accrued int. thereon                           695          552        443        0                     8,930
    Add'l credits and accrued int. thereon-IST&G                       0            0          0        0                         0
    Accrued for additional credits to be allowed
      at next anniversaries                                            3            0      1,396        0                         4
    Accrued for additional credits to be allowed
      at next anniversaries-R-76 thru R-82A & R-II                     0            0          0        0                        (1
    Accrued for additional credits to be allowed
      at next anniversaries-IST&G                                      0            0          0        0                         0
                                                              ----------    --------- ----------    -----                  --------

                Total optional settlement                          4,909        5,313      1,839    5,265                    80,263
                                                              ----------    --------- ----------    -----                  --------

                                                                   Not                                             Not
Due to unlocated certificate holders                          Applicable            5         80               Applicable       170
                                                              ----------    ---------  ---------                           --------


                Total certificate reserves                        44,700    1,754,589     97,249                          4,496,544
                                                              ==========    ========= ==========

Income (loss) from purchased and written call
  options included in provision for certificate                                                                           4,496,544
  reserves in Statement of Operations                                                                                         3,172
                                                                                                                          ---------

Total adjusted certificate reserves                                                                                       4,493,372
                                                                                                                          =========

Part 2 - Description of Additions to Reserves Charged to Other                                                   Schedule VI (con't)
Accounts and Deductions from Reserves Credited to Other Accounts

      Year ended December 31, 2002
             (In thousands)

                              Additions to reserves charged to other accounts    Deductions from reserves credited to other accounts
                              -----------------------------------------------    ---------------------------------------------------
                                                   Transfers of
                                                    maturities
                                                    to extended                                   Conversions
                                                    maturities-                                   to optional   Maturities
                           Reconversions            charged to                                    settlement    transferred
                            of paid-up               reserves                       Conversions   certificates-  to extended
                            certificate             to mature,                       to paid-up     credited     maturities-
                              charged     Charged   additional                      certificates-   to optional  credited to
                            to paid-up      to       credits/                        credited     settlement     reserves to
                           reserves and   advance    interest   Transferred          to paid-up   reserves and     mature-
                            reserve for  payments  and advance  to Federal           surrender      surrender     extended
                           reconversions  reserve    payments   Withholding  Total    income        income       maturities   Total
                           ------------- --------  -----------  -----------  -----   ------------ -------------  ----------   -----
Reserves to mature
 installment certificates:

  Series 15, including
    extended maturities          0           0            0          0           0         0             0           0           0
  Series 20, including
    extended maturities          0           0            0          0           0         0             0           0           0
  Series 15A, including
    extended  maturities         0           0            0          0           0         0             0           0           0
  Series 22A, including
    extended  maturities        47          75           43          0         165       206         1,111          43       1,360
  Series I-76                    9          10            0          0          19       111            10           0         121
  Series Reserve Plus
    Flexible Payment             0           0            7          0           7         0            20           0          20
  Series IC-Q-Installment        0           0            2          0           2         0             0           0           0
  Series IC-Q-Ins                0           0           17          0          17         0            13           0          13
  Series IC-Q-Ins Emp            0           0            0          0           0         0             0           0           0
  Series IC-I                    0           0        3,619          6       3,625         0             0           0           0
  Series IC-I-Emp                0           0           33          0          33         0             0           0           0
  Series Inst                    0           0          321          0         321         0             0           0           0
  Series Inst-Emp                0           0            2          0           2         0             0           0           0
  Series RP-Q-Installment        0           0           10          0          10         0            70           0          70
  Series RP-Q-Flexible
    Payment                      0           0            1          0           1         0             0           0           0
  Series RP-Q-Ins                0           0            1          0           1         0             0           0           0
  Series RP-Q-Ins Emp            0           0            0          0           0         0             0           0           0
  Series RP-I                    0           0           30          0          30         0             0           0           0
  Series RP-I Emp                0           0            4          0           4         0             0           0           0
                              -----       -----      -------      -----     -------     -----       -------      ------     -------

              Total             56          85        4,090          6       4,237       317         1,224          43       1,584
                              =====       =====      =======      =====     =======     =====       =======      ======     =======


Part 2 - Description of Additions to Reserves Charged to Other                                                   Schedule VI (con't)
Accounts and Deductions from Reserves Credited to Other Accounts

            Year ended December 31, 2002
                    (In thousands)

                            Additions to reserves charged to other accounts      Deductions from reserves credited to other accounts
                            -----------------------------------------------      ---------------------------------------------------

                                                      Additions                                     Maturities
                                           Additions  to reserves         Applied to   Conversions  transferred
                                          to advance  to mature-         certificates- to optional  to extended
                            Reconversions  payments-   extended          credited to    settlement  maturities-   Conversions
                             of paid-up   charged to  maturities         reserves to  certificates- credited to   to paid-up
Payments made in advance    certificates-   default   charged to           mature,      credited     reserves     certificates-
  of current certificate     charged to    interest   reserves to          loading     to optional   to mature-    credited to
  year requirements and        paid-up      on late   mature from           and        settlement    extended       paid-up
  accrued interest thereon:   reserves     payments    maturity    Total  insurance     reserves     maturities    reserves    Total
                           -------------- ---------- ------------  ----- ------------ ------------- ------------ ------------- -----
  Series 15, including
    extended maturities             0           0           0        0          0            0            0            0          0
  Series 20, including
    extended maturities             0           0           0        0          0            0            0            0          0
  Series 15A, including
    extended maturities             0           0           0        0          0            0            0            0          0
  Series 22A, including
    extended maturities             2           0           5        7         76           44            5            0        125
  Series I-76                       0           1           0        1         10            0            0            0         10
  Series Reserve Plus
    Flexible Payment                0           0           0        0          0            0            0            0          0
  Series IC-Q Installment           0           0           0        0          0            0            0            0          0
  Series IC-Q Ins                   0           0           0        0          0            0            0            0          0
  Series IC-Q Ins Emp               0           0           0        0          0            0            0            0          0
  Series IC-I                       0           0           0        0          0            0            0            0          0
  Series IC-I Emp                   0           0           0        0          0            0            0            0          0
  Series RP-Q Installment           0           0           0        0          0            0            0            0          0
  Series RP-Q Flexible
    Payment                         0           0           0        0          0            0            0            0          0
  Series RP-Q Ins                   0           0           0        0          0            0            0            0          0
  Series RP-Q Ins Emp               0           0           0        0          0            0            0            0          0
  Series RP-I                       0           0           0        0          0            0            0            0          0
  Series RP-I Emp                   0           0           0        0          0            0            0            0          0
                                  ----      ------       -----    -----     ------       ------      -------        -----      -----

              Total                 2           1           5        8         86           44            5            0        135
                                  ====      ======       =====    =====     ======       ======      =======        =====      =====

Certificate Reserves                                                                               Schedule VI (con't)
(In thousands)
Year ended December 31, 2002

Part 2 - Descriptions of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Additional credits on installment certificates and accrued interest thereon:
    Other additions represent:
      Transfers from accruals for additional credits to be allowed at next anniversaries                        $  208
      Reconversions of paid-up certificates-charged to paid-up reserves                                             12
      Transfers from maturities to extended maturities                                                               8
                                                                                                                 -----
                                                                                                                $  228
                                                                                                                 =====
    Other deductions represent:
      Transfers to reserves on a quarterly basis for Reserve Plus Flexible-
        Payment, IC-Q-Installment and R-Flexible-Payment                                                        $4,050
      Conversions to optional settlement certificates-credited to optional
        settlement reserves                                                                                        320
      Conversions to paid-up certificates-credited to paid-up reserves                                              76
      Transfers to extended maturities at maturity                                                                   8
                                                                                                                 -----
                                                                                                                $4,454
                                                                                                                 =====
Accrual for additional credits to be allowed on installment certificates at next anniversaries:
    Other deductions represent:
      Transfers to reserves for additional credits on installment certificates                                  $  209
                                                                                                                 =====

Reserve for death and disability refund options: Other deductions represent:
      Payments, in excess of installment reserves, made to certificate holders
        who exercised the death and disability refund options.                                                  $    0
                                                                                                                 =====

Reserve for reconversions of paid-up certificates:
    The amount shown as charged to profit and loss has been deducted from
      reserve recoveries in the accompanying Statement of Operations                                            $    0
                                                                                                                 =====

    Other deductions represent:
      Amounts credited to installment certificate reserves to mature, on
      reconversions of paid-up certificates.                                                                    $    0
                                                                                                                 =====

Paid-up certificates:
  Other additions represent:
    Conversions from installment certificates (charged to installment reserves
      less surrender charges)                                                                                   $  395
    Transfers from accrual for additional credits to be allowed at next
       anniversaries                                                                                                57
                                                                                                                 -----
                                                                                                                $  452
                                                                                                                 =====
  Other deductions represent:
    Transfers credited to installment reserves on reconversions to installment
      certificates                                                                                              $   69
    Transfers for accrual for additional credits and accrued interest thereon                                       57
    Transfers to settlement options                                                                                360
                                                                                                                 -----
                                                                                                                $  486
                                                                                                                 =====

        Certificate Reserves                                                                        Schedule VI (con't)
        (In thousands)
        Year ended December 31, 2002

Part 2 - Descriptions of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Default interest on installment certificates:
  Other additions represent:
    Reconversions  of paid-up certificates charged to paid-up reserves                                          $     0
                                                                                                                 ======

  Other deductions represent:
    Conversions to paid-up certificates - credited to paid-up reserves                                          $     2
    Transfers to advance payments as late payments are credited to certificates                                       1
                                                                                                                 ------
                                                                                                                $     3
                                                                                                                 ======
Optional settlement certificates:
  Other additions represent:
    Transfers from installment certificate reserves (less surrender charges), single-payment and Series D certificate reserves upon election of
      optional settlement privileges                                                                            $ 3,445
    Transfers from paid-up certificate reserves                                                                     360
    Transfers from accruals for additional credits to be allowed at next anniversaries                            1,392
                                                                                                                 ------
                                                                                                                $ 5,197
                                                                                                                 ======
  Other deductions represent:
    Transfers to reserve for additional credits and accrued interest thereon                                    $ 1,395
    Transfers to optional settlement reserves                                                                       444
                                                                                                                 ------
                                                                                                                $ 1,839
                                                                                                                 ======
Single-Payment certificates:
   Other additions represent:
    Transfers from accruals for additional credits to be allowed at next anniversaries                          $    77
    Transfers from accruals on a quarterly basis on:                                                                  0
      Reserve Plus Single-Payment                                                                                    27
      Cash Reserve Single-Payment                                                                                     1
      Flexible Savings                                                                                           39,364
      Flexible Savings-Emp                                                                                          434
      Preferred Investors                                                                                           552
      Investors                                                                                                  22,122
      Special Deposits                                                                                            1,565
      Cash Reserve                                                                                                   11
      Cash Reserve-3mo                                                                                              909
      Future Value                                                                                                    0
      Stock Market                                                                                                2,420
      Market Strategy                                                                                             1,747
      AEBI Stock Market                                                                                             897
      R82-B                                                                                                           8
      Cash Reserve-RP                                                                                                 0
      Cash Reserve-RP-3mo                                                                                           192
      Flexible Saving-RP                                                                                         14,262
      Flexible Savings-RP-Emp                                                                                       186
      Preferred Investors-RP                                                                                        107
      Stock Market-RP                                                                                               559
      Market Strategy-RP                                                                                            473
    Transfers from accruals at anniversaries maintained in a separate                                             1,087
                                                                                                                 ------
      reserve account.                                                                                          $87,000
                                                                                                                 ======

Certificate Reserves                                                                               Schedule VI (con't)
(In thousands)
Year ended December 31, 2002

Part 2 - Descriptions of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Single-Payment certificates continued:

   Other deductions represent:
    Transfers to optional settlement reserves:
      Single-Payment                                                                                           $ 3,641
      R Single-Payment                                                                                               0
    Transfers to reserves for additional credits and accrued interest thereon                                    1,087
    Transfers to a separate reserve account from the accrual account                                                77
    Transfers to reserves on a quarterly basis:
      Reserve Plus Single-Payment                                                                                   27
      Cash Reserve Single-Payment                                                                                    1
      Flexible Savings                                                                                          39,366
      Flexible Savings-Emp                                                                                         434
      Preferred Investors                                                                                          554
      Investors                                                                                                 22,122
      Special Deposits                                                                                           1,565
      Cash Reserve                                                                                                  11
      Cash Reserve-3mo                                                                                             909
      Stock Market                                                                                               2,421
      AEBI Stock Market                                                                                            896
      R82-B                                                                                                          8
      Cash Reserve-RP                                                                                                0
      Cash Reserve-RP-3mo                                                                                          192
      Flexible Saving-RP                                                                                        14,262
      Flexible Savings-RP-Emp                                                                                      186
      Preferred Investors-RP                                                                                       107
      Stock Market-RP                                                                                              559
    Transfers to Federal tax withholding                                                                            32
                                                                                                                ------
                                                                                                               $88,457
                                                                                                                ======
Due to unlocated certificate holders:
   Other additions represent:
    Amounts equivalent to payments due certificate holders who could
      not be located                                                                                           $    35
                                                                                                                ======
   Other deductions represent:
    Payments to certificate holders credited to cash                                                           $    79
                                                                                                                ======

Part 3 - Information Regarding Installment Certificates
              Classified by Age Groupings
                   (In thousands)

             Year ended December 31, 2002
                                                                                                            Deductions from Reserves
                                                                                                            ------------------------

                                                         Number of                                               Cash
                                                       Accounts with        Amount of        Amount of         Surrenders
                                       Months       Certificate Holders   Maturity Value      Reserves          Prior to
Certificate Series                      Paid            December 31,       December 31,      December 31,       Maturity      Other
------------------                    --------      -------------------  ----------------  ----------------  -------------    ------

                                                     2001      2002        2001     2002     2001     2002        2002         2002
                                                    ------    ------     -------  -------  -------  -------      ------       -----
20, including extended maturities     253-264            0         0           0        0        0        0           0          0
                                      265-276            0         0           0        0        0        0           0          0
                                      277-288            0         0           0        0        0        0           0          0
                                      289-300            0         0           0        0        0        0           0          0
                                      301-312            0         0           0        0        0        0           0          0
                                      313-324            0         0           0        0        0        0           0          0
                                      325-336            0         0           0        0        0        0           0          0
                                      337-348            0         0           0        0        0        0           0          0
                                      349-360 (a)        0         0           0        0        0        0           0          0
                                                    ------    ------     -------  -------  -------  -------      ------       ----

  Total                                                  0         0           0        0        0        0           0          0
                                                    ------    ------     -------  -------  -------  -------      ------       ----

15A, including extended maturities    229-240 (a)        0         0           0        0        0        0           0          0
                                      241-252            0         0           0        0        0        0           0          0
                                                    ------    ------     -------  -------  -------  -------      ------       ----

  Total                                                  0         0           0        0        0        0           0          0
                                                    ------    ------     -------  -------  -------  -------      ------       ----

22A, including extended maturities      73-84            0         0           0        0        0        0           0          0
                                        85-96            0         0           0        0        0        0           0          0
                                       97-108            0         0           0        0        0        0           0          0
                                      109-120            0         0           0        0        0        0           0          0
                                      121-132            0         0           0        0        0        0           0          0
                                      133-144            1         0          13        0        6        0           0          0
                                      145-156            1         2          19       32        8       15           0          0
                                      157-168            1         0          15        0        8        0           0          0
                                      169-180            2         1          56       15       33        9           0          0
                                      181-192            0         1           0       38        0       24          12          0
                                      193-204            2         0          38        0       26        0           0          0
                                      205-216            0         2           0       38        0       27           0          0
                                      217-228            1         1          18       19       14       15           0          0
                                      229-240            0         0           0        0        0        0           0          0

Part 3 - Information Regarding Installment Certificates
              Classified by Age Groupings
                   (In thousands)

             Year ended December 31, 2002
                                                                                                            Deductions from Reserves
                                                                                                            ------------------------

                                                         Number of                                               Cash
                                                       Accounts with        Amount of        Amount of         Surrenders
                                       Months       Certificate Holders   Maturity Value      Reserves          Prior to
Certificate Series                      Paid            December 31,       December 31,      December 31,       Maturity      Other
------------------                    --------      -------------------  ----------------  ----------------  -------------    ------

                                                     2001      2002        2001     2002     2001     2002        2002         2002
                                                    ------    ------     -------  -------  -------  -------      ------       -----
                                      241-252            3         1          34       15       30       13           0           0
                                      253-264 (a)        6         2         148       19      145       18          93          43
                                      265-276            2         2          36       75       22       45           0           0
                                      277-288            5         2         276       36      177       23           0           0
                                      289-300            3         4         331      146      224      100           0          89
                                      301-312           14         2         380      325      276      233          46           0
                                      313-324           67        13       1,702      364    1,277      279          12          36
                                      325-336           71        66       1,718    1,663    1,366    1,319          70           0
                                      337-348           85        68       2,027    1,588    1,711    1,332          11         121
                                      349-360           69        75       1,569    1,793    1,389    1,590         126           0
                                      361-372           65        69       1,270    1,598    1,180    1,488          52          45
                                      373-384           63        56       1,224    1,026    1,198    1,003         161         957
                                                    ------    ------     -------  -------  -------  -------      ------       -----

  Total                                                461       367      10,874    8,790    9,090    7,533         583       1,291
                                                    ------    ------     -------  -------  -------  -------      ------       -----

I-76                                  145-156            0         0           0        0        0        0           0           0
                                      157-168            1         0          37        0       12        0           0           0
                                      169-180            0         1           0       37        0       13           0           0
                                      181-192            0         0           0        0        0        0           0           0
                                      193-204            2         0          40        0       17        0           0           0
                                      205-216            1         2          26       40       11       18           0           0
                                      217-228            0         1           0       25        0       12           0           0
                                      229-240           11         0         240        0      127        0           7          16
                                      241-252           39         8         984      178      555      102          35           0
                                      253-264           60        37       1,522      941      920      568           8          46
                                      265-276           63        54       1,328    1,313      858      847          97          38
                                      277-288           78        60       1,488    1,313    1,019      904          38           0
                                      289-300           65        68       1,510    1,267    1,105      923          75          11
                                      301-312           39        59         852    1,381      654    1,072          81           9
                                      313-324            0        37           0      824        0      670          23           0
                                                    ------    ------     -------  -------  -------  -------      ------       -----

  Total                                                359       327       8,027    7,319    5,278    5,129         364         120
                                                    ------    ------     -------  -------  -------  -------      ------       -----

Part 3 - Information Regarding Installment Certificates
              Classified by Age Groupings
                   (In thousands)

             Year ended December 31, 2002
                                                                                                            Deductions from Reserves
                                                                                                            ------------------------

                                                         Number of                                               Cash
                                                       Accounts with        Amount of        Amount of         Surrenders
                                       Months       Certificate Holders   Maturity Value      Reserves          Prior to
Certificate Series                      Paid            December 31,       December 31,      December 31,       Maturity      Other
------------------                    --------      -------------------  ----------------  ----------------  -------------    ------

                                                     2001      2002        2001     2002     2001     2002        2002         2002
                                                    ------    ------     -------  -------  -------  -------      ------       -----
Reserve Plus Flexible Payment         193-204            0         0           0        0        0        0           0           0
                                      205-216           24         0         240        0      113        0           0           0
                                      217-228           60        22         552      225      228      108          25           0
                                      229-240           51        47         464      427      263      165          83           0
                                      241-252            0         1           0       18        0       41          57          20
                                                    ------    ------     -------  -------  -------  -------      ------       -----

  Total                                                135        70       1,256      670      604      314         165          20
                                                    ------    ------     -------  -------  -------  -------      ------       -----

IC-Q-Installment                      169-180            0         0           0        0        0        0           0           0
                                      181-192            3         0          51        0        5        0           0           0
                                      193-204           17         3         277       51       59        5           1           0
                                      205-216           17        16         132      265       74       54          12           0
                                      217-228            0        10           0       90        0       38          43           0
                                                    ------    ------     -------  -------  -------  -------      ------       -----

  Total                                                 37        29         460      406      138       97          56           0
                                                    ------    ------     -------  -------  -------  -------      ------       -----


IC-Q-Ins                              85-96              0         0           0        0        0        0           0           0
                                      97-108             0         0           0        0        0        0           0           0
                                      109-120          259         0       2,917        0    1,351        0           0           0
                                      121-132           64        23         679      292      352      113         176           0
                                      133-144           39        47         436      517      265      246          96           0
                                      145-156           36        33         491      343      170      231          25           0
                                      157-168           58        33         693      468      363      158          30           0
                                      169-180           20        48         204      590       94      257         133           0
                                      181-192            9        13          81      147       15       54          27          12
                                      193-204            0         8           0       75        0       14           8           0
                                                    ------    ------     -------  -------  -------  -------      ------       -----

  Total                                                485       205       5,501    2,432    2,610    1,073         495          12
                                                    ------    ------     -------  -------  -------  -------      ------       -----

Part 3 - Information Regarding Installment Certificates
              Classified by Age Groupings
                   (In thousands)

             Year ended December 31, 2002
                                                                                                            Deductions from Reserves
                                                                                                            ------------------------

                                                         Number of                                               Cash
                                                       Accounts with        Amount of        Amount of         Surrenders
                                       Months       Certificate Holders   Maturity Value      Reserves          Prior to
Certificate Series                      Paid            December 31,       December 31,      December 31,       Maturity      Other
------------------                    --------      -------------------  ----------------  ----------------  -------------    ------

                                                     2001      2002        2001     2002     2001     2002        2002         2002
                                                    ------    ------     -------  -------  -------  -------      ------       -----
IC-Q-Ins Emp                           97-108            0         0           0        0        0        0           0           0
                                      109-120            1         0           6        0        1        0           0           0
                                      121-132            0         0           0        0        0        0           0           0
                                      133-144            1         0           6        0        2        0           0           0
                                      145-156            0         1           0        6        0        0           2           0
                                      157-168            1         0          17        0       15        0           0           0
                                      169-180            0         1           0       17        0       16           0           0
                                                    ------    ------     -------  -------  -------  -------      ------       -----

  Total                                                  3         2          29       23       18       16           2           0
                                                    ------    ------     -------  -------  -------  -------      ------       -----

IC-I                                     1-12            1         2           6       18        0        1           0           0
                                        13-24            2         0          12        0        2        0           1           0
                                        25-36            8         2          82       12       34        2           0           0
                                        37-48            2         7          32       76       12       30           1           0
                                        49-60        2,210         2      37,827       32   14,458       15           0           0
                                        61-72        5,036     1,849      84,715   31,177   35,813   13,355       2,302           0
                                        73-84        4,980     3,775      81,965   63,148   38,676   28,868       9,437           0
                                        85-96        3,646     4,103      60,087   66,807   29,086   34,904       6,613           0
                                       97-108        2,479     3,165      37,983   51,879   18,706   26,781       3,631           0
                                      109-120        1,213     2,011      17,580   30,627   10,176   16,211       2,208           0
                                      121-132            0        31           0      407        0      237       1,336
                                                    ------    ------     -------  -------  -------  -------      ------       -----

  Total                                             19,577    14,947     320,289  244,183  146,963  120,404      25,529           0
                                                    ------    ------     -------  -------  -------  -------      ------       -----

IC-I-Emp                                 1-12            0         1           0        6        0        3           0           0
                                        37-48            0         0           0        0        0        0           0           0
                                        49-60           11         0         120        0       72        0           0           0
                                        61-72           35        10         609      114      282       68           4           0
                                        73-84           28        27         308      484      193      250          70           0
                                        85-96           22        23         300      266      227      182          29           0
                                       97-108           15        18         210      222      117      193          20           0
                                      109-120            7         7         177       78      216       63          21           0

Part 3 - Information Regarding Installment Certificates
              Classified by Age Groupings
                   (In thousands)

             Year ended December 31, 2002
                                                                                                            Deductions from Reserves
                                                                                                            ------------------------

                                                         Number of                                               Cash
                                                       Accounts with        Amount of        Amount of         Surrenders
                                       Months       Certificate Holders   Maturity Value      Reserves          Prior to
Certificate Series                      Paid            December 31,       December 31,      December 31,       Maturity      Other
------------------                    --------      -------------------  ----------------  ----------------  -------------    ------

                                                     2001      2002        2001     2002     2001     2002        2002         2002
                                                    ------    ------     -------  -------  -------  -------      ------       -----

                                                         0         1           0      120        0      337           0          0
                                                    ------    ------     -------  -------  -------  -------      ------       ----

  Total                                                118        87       1,724    1,290    1,107    1,096         144          0
                                                    ------    ------     -------  -------  -------  -------      ------       ----

Inst                                     1-12        1,733     2,220           0        0    1,742    2,840          82          0
                                        13-24        1,439     1,351           0        0    3,127    3,128         339          0
                                        25-36        1,690     1,221           0        0    5,420    4,065         480          0
                                        37-48        1,971     1,432           0        0    8,139    6,158         704
                                        49-60        1,264     1,729           0        0    6,206    8,681         918          0
                                                         0     1,103           0        0        0    6,174         708          0
                                                    ------    ------     -------  -------  -------  -------      ------       ----

  Total                                              8,097     9,056           0        0   24,634   31,046       3,231          0
                                                    ------    ------     -------  -------  -------  -------      ------       ----

Inst-Emp                                 1-12           10        16           0        0        5       12           0          0
                                        13-24            9         8           0        0       15       14           2          0
                                        25-36            9         8           0        0       13       22           2          0
                                        37-48            7         7           0        0       34       11           1          0
                                        49-60            5         7           0        0       24       48           0          0
                                        61-72            0         5           0        0                27           0          0
                                                    ------    ------     -------  -------  -------  -------      ------       ----

  Total                                                 40        51           0        0       91      134           5          0
                                                    ------    ------     -------  -------  -------  -------      ------       ----

R Flexible Payment                    181-192            0         0           0        0        0        0           0          0
                                      193-204           25         0         369      349      210        0           0          0
                                      205-216            7        24         115      115       32      214           3          0
                                      217-228           30         7         421      301      230       31           0          0
                                      229-240           26        21         301      110      356      154          33          0
                                      241-252            0         7           0        0        0      137          48         70
                                                    ------    ------     -------  -------  -------  -------      ------       ----

  Total                                                 88        59       1,206      875      828      536          84         70
                                                    ------    ------     -------  -------  -------  -------      ------       ----

RP-Q-Installments                     169-180            0         0           0        0        0        0           0          0

Part 3 - Information Regarding Installment Certificates
              Classified by Age Groupings
                   (In thousands)

             Year ended December 31, 2002
                                                                                                            Deductions from Reserves
                                                                                                            ------------------------

                                                         Number of                                               Cash
                                                       Accounts with        Amount of        Amount of         Surrenders
                                       Months       Certificate Holders   Maturity Value      Reserves          Prior to
Certificate Series                      Paid            December 31,       December 31,      December 31,       Maturity      Other
------------------                    --------      -------------------  ----------------  ----------------  -------------    ------

                                                     2001      2002        2001     2002     2001     2002        2002         2002
                                                    ------    ------     -------  -------  -------  -------      ------       -----

                                      181-192            5         0          65        0       45        0           0           0
                                      193-204            2         4          18       59       12       39           5           0
                                      205-216            0         1           0        6        0       10           0           0
                                                    ------    ------     -------  -------  -------  -------      ------       -----

  Total                                                  7         5          83       65       57       49           5           0
                                                    ------    ------     -------  -------  -------  -------      ------       -----

RP-Q-Ins                                85-96            0         0           0        0        0        0           0           0
                                       97-108            0         0           0        0        0        0           0           0
                                      109-120            3         0          32        0        8        0           0           0
                                      121-132            0         0           0        0        0        0           0           0
                                      133-144            4         0         260        0       59        0           0           0
                                      145-156            2         4          18      260        5       51           0           0
                                      157-168            0         2           0       18        0        5           0           0
                                                    ------    ------     -------  -------  -------  -------      ------       -----

  Total                                                  9         6         310      278       72       56           0           0
                                                    ------    ------     -------  -------  -------  -------      ------       -----

RP-Q-Ins Emp                           97-108            0         0           0        0        0        0           0           0
                                      109-120            0         0           0        0        0        0           0           0
                                                    ------    ------     -------  -------  -------  -------      ------       -----

  Total                                                  0         0           0        0        0        0           0           0
                                                    ------    ------     -------  -------  -------  -------      ------       -----

RP-I                                    25-36            0         0           0        0        0        0           0           0
                                        37-48            0         0           0        0        0        0           0           0
                                        49-60           21         0         666        0      214        0           0           0
                                        61-72           21        15         528      215      237      139         111           0
                                        73-84           16        15         594      235      219      173          86           0
                                        85-96           17        11         418      538      210      219          24           0
                                       97-108           19        14         431      376      259      186          36           0
                                      109-120           17        14         312      341      106      215          64           0
                                      121-132            0         0           0        0        0        0          15           0
                                                    ------    ------     -------  -------  -------  -------      ------       -----

  Total                                                111        69       2,949    1,705    1,245      932         336           0
                                                    ------    ------     -------  -------  -------  -------      ------       -----

Part 3 - Information Regarding Installment Certificates
              Classified by Age Groupings
                   (In thousands)

             Year ended December 31, 2002
                                                                                                            Deductions from Reserves
                                                                                                            ------------------------

                                                         Number of                                               Cash
                                                       Accounts with        Amount of        Amount of         Surrenders
                                       Months       Certificate Holders   Maturity Value      Reserves          Prior to
Certificate Series                      Paid            December 31,       December 31,      December 31,       Maturity      Other
------------------                    --------      -------------------  ----------------  ----------------  -------------    ------

                                                     2001      2002        2001     2002     2001     2002        2002         2002
                                                    ------    ------     -------  -------  -------  -------      ------       -----
Inst-R                                   1-12           36       104       3,820    4,883       50      109          17           0
                                        13-24            9        21       2,106    3,725       33       75           1           0
                                        25-36           19         9       3,776    2,106       91       44           0           0
                                        37-48           16        15         210    1,261       58       85          29           0
                                        49-60            4        13         675      182       10       63          10           0
                                        61-72            0         3           0      669        0       10           0           0
                                                    ------    ------     -------  -------  -------  -------      ------       -----

  Total                                                 84       165      10,587   12,826      242      386          57           0
                                                    ------    ------     -------  -------  -------  -------      ------       -----

Inst-R-E                                 1-12            0         2           0    1,590        0       11           0           0
                                        13-24            0         0           6        0        3        0           0           0
                                        25-36            1         1           6        0        3        0           0           0
                                        37-48            1         1           0        6        0        4           0           0
                                        49-60            0                              6                 3           0           0
                                                    ------    ------     -------  -------  -------  -------      ------       -----

  Total                                                  2         4          12    1,602        6       18           0           0
                                                    ------    ------     -------  -------  -------  -------      ------       -----

  Total All Series                                  29,613    25,449     363,307  282,464  192,983  168,819      31,056       1,513
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

Year ended December 31, 2002

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

AMERICAN EXPRESS CERTIFICATE COMPANY                                                                                SCHEDULE VII


Valuation and Qualifying Accounts

Years ended December 31, 2002, 2001, and 2000
(In thousands)


     Year ended December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                 Additions
                                                      --------------------------------
         Reserves                    Balance            Charged                                                          Balance
       deducted from                   at               to costs                                Deductions                  at
         assets to                  beginning             and                                      from                    end
     which they apply               of period           expenses            Other          reserves/writedowns          of period
----------------------------      --------------      -------------      -------------    -----------------------      -------------
Allowance for losses:
  Conventional first
     mortgage loans
    and other loans                       1,935         2,288                  0                    0                    4,223


     Year ended December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                 Additions
                                                      --------------------------------
         Reserves                    Balance            Charged                                                          Balance
       deducted from                   at               to costs                                Deductions                  at
         assets to                  beginning             and                                      from                    end
     which they apply               of period           expenses            Other          reserves/writedowns          of period
----------------------------      --------------      -------------      -------------    -----------------------      -------------

Allowance for losses:
  Conventional first
    mortgage loans                     744              1,191                  0                    0                    1,935


     Year ended December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                 Additions
                                                      --------------------------------
         Reserves                    Balance            Charged                                                          Balance
       deducted from                   at               to costs                                Deductions                  at
         assets to                  beginning             and                                      from                    end
     which they apply               of period           expenses            Other          reserves/writedowns          of period
----------------------------      --------------      -------------      -------------    -----------------------      -------------

Allowance for losses:
  Conventional first
    mortgage loans                     511                233                  0                    0                      744
