Form 10-Q
period 2003-03-31
AMERICAN EXPRESS CERTIFICATE CO
filed 2003-05-15
CIK 52428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               [X] QUARTERLY REPORT PURSUANT TO SECTION 30 OF THE
    INVESTMENT COMPANY ACT OF 1940 AND SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from ________ to ________

                         Commission file number 2-23772


                      AMERICAN EXPRESS CERTIFICATE COMPANY
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                41-6009975
-----------------------------------------   ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)


52 AXP Financial Center, Minneapolis, Minnesota                55474
-----------------------------------------------    -----------------------------
   (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code      (612) 671-3131
                                                    ----------------------

                                      None
 -----------------------------------------------------------------------------
    Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                      Yes ___X___  No _______

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).             Yes _______  No ___X___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2003

                              150,000 Common Shares

American Express Certificate Company ("the Company") is a wholly-owned subsidiary of American Express Financial Corporation (Parent), which is a wholly-owned subsidiary of American Express Company, and the Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                      AMERICAN EXPRESS CERTIFICATE COMPANY

                                    FORM 10-Q

                                      INDEX

                                                                        Page No.
Part I.        Financial Information:

               Item 1.  Financial Statements

                        Balance Sheets - March 31, 2003 and December
                        31, 2002
                                                                               1
                        Statements of Income - Three months ended
                        March 31, 2003 and 2002                                2

                        Statements of Comprehensive Income - Three
                        months ended March 31, 2003 and 2002                   3

                        Statements of Cash Flows - Three months ended
                        March 31, 2003 and 2002                                4

                        Notes to Financial Statements                        5-6

               Item 2.  Management's Discussion and Analysis of
                        Financial Condition and Results of Operations        7-9

               Item 4.  Controls and Procedures                                9

Part II.       Other Information:                                             10

               Item 1.  Legal Proceedings

               Item 2.  Change in Securities and Use of Proceeds

               Item 3.  Defaults upon Senior Securities

               Item 4.  Submission of Matters to a Vote of Security
                           Holders

               Item 5.  Other Information

               Item 6.  Exhibits and Reports on Form 8-K

               Signatures                                                     11

               Certifications                                              12-15

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS


                      AMERICAN EXPRESS CERTIFICATE COMPANY
                                 BALANCE SHEETS
                                 (In thousands)

                                                                             March 31,          December 31,
                                                                               2003                 2002
                                                                            (Unaudited)
                                                                         ------------------   -----------------
ASSETS
Qualified Assets:
    Cash and cash equivalents                                            $    488,257         $    224,363
    Investments in unaffiliated issuers                                     4,849,669            4,860,253
    Equity index options                                                       30,435               34,403
    Receivables                                                                47,640               58,284
                                                                         ------------------   -----------------
       Total qualified assets                                               5,416,001            5,177,303
                                                                         ------------------   -----------------

Other assets:
    Due from Parent for federal income taxes                                    3,313                    -
    Deferred distribution fees and other                                        5,596                5,979
                                                                         ------------------   -----------------
       Total other assets                                                       8,909                5,979
                                                                         ------------------   -----------------
       Total assets                                                      $  5,424,910         $  5,183,282
                                                                         ==================   =================

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
    Certificate reserves                                                 $  4,494,221         $  4,493,372
    Accounts payable and accrued liabilities                                  568,759              330,521
                                                                         ------------------   -----------------
       Total liabilities                                                    5,062,980            4,823,893
                                                                         ------------------   -----------------
Shareholder's equity:
    Common stock                                                                1,500                1,500
    Additional paid-in-capital                                                373,844              373,844
    Accumulated deficit                                                       (82,684)             (99,316)
    Accumulated other comprehensive income                                     69,270               83,361
                                                                         ------------------   -----------------
       Total shareholder's equity                                             361,930              359,389
                                                                         ------------------   -----------------
       Total liabilities and shareholder's equity                        $  5,424,910         $  5,183,282
                                                                         ==================   =================


See notes to financial statements.

                      AMERICAN EXPRESS CERTIFICATE COMPANY
                              STATEMENTS OF INCOME
                                 (In thousands)
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                -----------------------------------
                                                                                     2003               2002
                                                                                ---------------    ----------------

           Investment income                                                      $  64,409           $  67,334
           Investment expenses                                                       15,646              20,010
                                                                               ----------------    ----------------
           Net investment income before provision for
             certificate reserves and income tax expense                             48,763              47,324

           Provision for certificate reserves                                        25,328              30,737
                                                                               ----------------    ----------------
           Net investment income before income tax expense                           23,435              16,587
           Income tax expense                                                        (7,808)             (5,053)
                                                                               ----------------    ----------------
           Net investment income                                                     15,627              11,534
                                                                                ---------------    ----------------

           Net realized gain (loss) on investments                                    1,546                (557)
           Income tax (expense) benefit                                                (541)                195
                                                                               ----------------    ----------------
           Net realized gain (loss) on investments                                    1,005                (362)

                                                                               ----------------    ----------------
           Net income                                                              $ 16,632           $  11,172
                                                                               ================    ================

See notes to financial statements.

                      AMERICAN EXPRESS CERTIFICATE COMPANY
                       STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)

                                                                                            Three Months Ended
                                                                                                    March 31,
                                                                                         -----------------------------
                                                                                             2003             2002
                                                                                         -------------    ------------

Net income                                                                                $  16,632        $   11,172

Other comprehensive income
          Unrealized losses on available-for-sale securities:
               Unrealized holding losses arising during period                              (18,072)         (31,151)
                Income tax benefit                                                            6,325           10,903
                                                                                          ------------    ------------
                    Net unrealized holding losses arising during period                     (11,747)         (20,248)
                                                                                          ------------    ------------

               Reclassification adjustment for gains included in net income                  (2,537)             (30)
               Income tax expense                                                               888               10
                                                                                          ------------    ------------
                    Net reclassification adjustment for gains included in net income         (1,649)             (20)
                                                                                          ------------    ------------
          Net unrealized losses on available-for-sale securities                            (13,396)         (20,268)
                                                                                          ------------    ------------
          Unrealized losses on interest rate swaps:
               Unrealized losses arising during the period                                   (2,089)             (62)
               Income tax benefit                                                               732               22
                                                                                          ------------    ------------
                    Net unrealized holding losses arising during period                      (1,357)             (40)
                                                                                          ------------    ------------

               Reclassification adjustment for losses included in net income                  1,019            3,571
               Income tax benefit                                                              (357)          (1,250)
                                                                                          ------------    ------------
                    Net reclassification adjustment for losses included in net income           662            2,321
                                                                                          ------------    ------------
          Net unrealized (losses) gains on interest rate swaps                                 (695)           2,281

                                                                                          ------------    ------------
          Net other comprehensive loss                                                      (14,091)         (17,987)
                                                                                          ------------    ------------
          Total comprehensive income (loss)                                               $   2,541        $  (6,815)
                                                                                          ============    ============

See notes to financial statements.

                      AMERICAN EXPRESS CERTIFICATE COMPANY
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                              --------------------------------------
                                                                                    2003                   2002
                                                                              -----------------    -----------------
      Operating Activities:
      Net income                                                              $     16,632         $     11,172
      Adjustments to reconcile net income
          to net cash provided by operating activities:
             Interest added to certificate loans                                      (161)                (184)
             Net amortization of premiums (accretion of discounts)                   1,164               (1,258)
             Deferred taxes                                                         (2,828)              (3,161)
             Deferred distribution fees                                                378                  508
             Net realized losses on equity index options                             4,087                5,651
             Net realized (gain) loss on investments before income taxes            (1,546)                 557
             Dividends and interest receivable                                         770               (1,575)
             Other assets and liabilities, net                                      (3,193)              (3,598)
                                                                              -----------------    -----------------
      Net cash provided by operating activities                                     15,303                8,112
                                                                              -----------------    -----------------

      Investing Activities:
      Maturity and redemption of investments:
          Available-for-sale securities                                            375,915              221,962
          Other investments                                                         20,202                5,919
      Sale of investments:
          Available-for-sale securities                                            963,041              152,330
          Other investments                                                          2,963                    -
      Certificate loan payments                                                        756                  753
      Purchase of investments:
          Available-for-sale securities                                         (1,070,141)            (469,109)
          Other investments                                                        (43,527)             (12,738)
      Certificate loan fundings                                                       (422)                (417)
                                                                              -----------------    -----------------
      Net cash provided by (used in) investing activities                          248,787             (101,300)
                                                                              -----------------    -----------------

      Financing Activities:
          Payments from certificate owners                                         483,045              396,793
          Interest credited on certificates                                         25,328               30,737
          Certificate maturities and cash surrenders                              (508,569)            (394,482)
                                                                              -----------------    -----------------
      Net cash (used in) provided by financing activities                             (196)              33,048
                                                                              -----------------    -----------------

      Net increase (decrease) in cash and cash equivalents                         263,894              (60,140)

      Cash and cash equivalents beginning of period                                224,363               72,817
                                                                              -----------------    -----------------

      Cash and cash equivalents end of period                                 $    488,257         $     12,677
                                                                              =================    =================

See notes to financial statements.

                      AMERICAN EXPRESS CERTIFICATE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                 (In thousands)
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying Financial Statements should be read in conjunction with the financial statements in the Annual Report on Form 10-K of American Express Certificate Company (AECC) for the year ended December 31, 2002. Certain reclassifications of prior period amounts have been made to conform to the current presentation.

     The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods have been made. All adjustments made were of a normal, recurring nature. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

     Recently Issued Accounting Standards

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which addresses consolidation by business enterprises of variable interest entities (VIEs). The accounting provisions and expanded disclosure requirements for VIEs are effective at inception for VIEs created after January 31, 2003, and are effective for reporting periods beginning after June 15, 2003 for VIEs created prior to February 1, 2003. An entity is subject to consolidation according to the provisions of FIN 46, if, by design, either (i) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or
     (ii) as a group, the holders of the equity investment at risk lack: (a) direct or indirect ability to make decisions about an entity's activities;
     (b) the obligation to absorb the expected losses of the entity if they occur; or (c) the right to receive the expected residual returns of the entity if they occur. In general, FIN 46 will require a VIE to be consolidated when an enterprise has a variable interest that will absorb a majority of the VIE's expected losses or receive a majority of the VIE's expected residual return.

     Implementation had no effect on the results of operations for the first three months of 2003, however, it is likely that AECC will disclose additional information about VIEs when FIN 46 becomes fully effective in the third quarter of 2003. The entity primarily impacted by FIN 46 relates to a secured loan trust (SLT) for which AECC has a 33% ownership interest. The SLT provides returns to investors primarily based on the performance of an underlying portfolio of high-yield loans. The aggregate fair value of loans related to AECC's pro rata share of this structure approximates $107,082. Over the life of this structure through its maturity, AECC's maximum cumulative exposure to pre-tax loss as a result of its investment is represented by the carrying value, which was $26,542 at March 31, 2003. AECC continues to evaluate other relationships and interest in entities that may be considered VIEs. The impact of adopting FIN 46 on the financial statements is still being reviewed.

2.   Investments in Unaffiliated Issuers

     Fair market values of investments in unaffiliated issuers were:

                                                                                       March 31,          December 31,
                                                                                         2003                 2002
                                                                                  ---------------       --------------
     Available-for-sale securities                                                $    4,362,702        $   4,389,396
     First mortgage loans on real estate and other loans                                 469,090              452,243
     Certificate loans - secured by certificate reserves                                  17,877               18,614
                                                                                  ---------------       --------------
       Total                                                                      $    4,849,669        $   4,860,253
                                                                                  ===============       ==============

     Gross realized gains on sales of securities classified as Available-for-Sale, using the specific identification method, were $36,423 and $2,349 for the three months ended March 31, 2003 and 2002, respectively. Gross realized losses on sales of securities classified as Available-for-Sale were ($1,036) and ($2,115) for the same periods. AECC also recognized other-than-temporary impairment losses on Available-for-Sale securities of ($32,851) and ($325) for the three months ended March 31, 2003 and 2002, respectively.

3.   Taxes and Certificate Maturities and Surrenders through Loan Reductions

     Net income taxes paid during the three months ended March 31, 2003 and 2002 were approximately $18,382 and $27,619, respectively. Certificate maturities and surrenders through loan reductions during the three months ended March 31, 2003 and 2002 were approximately $564 and $673, respectively.

4.   Comprehensive Income

     Comprehensive income is defined as the aggregate change in shareholder's equity, excluding changes in ownership interests. It is the sum of net income and changes in unrealized gains or losses on available-for-sale securities and unrealized gains or losses on derivatives. The components of comprehensive income and related tax amounts for the three months ended March 31, 2003 and 2002 are reflected in the accompanying statements of comprehensive income.

5.   Commitments and Contingencies

     At March 31, 2003 and 2002, commitments for fundings of first mortgage loans on real estate, at market interest rates, aggregated $3,500 and $5,650, respectively. AECC holds the mortgage document, which gives it the right to take possession of the property if the borrower fails to perform according to the terms of the agreements. AECC employs policies and procedures to ensure the creditworthiness of the borrowers and that funds will be available on the funding date. AECC's first mortgage loans on real estate fundings are restricted to 80% or less of the market value of the real estate at the time of the loan funding. Management believes there is no fair value for these commitments.

     AECC is a party to litigation and arbitration proceedings in the ordinary course of its business. The outcome of any litigation or threatened litigation cannot be predicted with any certainty. However, in the aggregate, AECC does not consider any lawsuits in which it is named as a defendant to have a material impact on AECC's financial position or operating results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

AECC follows accounting principles generally accepted in the United States
(GAAP).

Results of operations for the three months ended March 31, 2003 and 2002

As of March 31, 2003, total assets of the American Express Certificate Company
(AECC) increased $242 million from December 31, 2002. This increase in total assets was substantially due to a $251 million increase in unsettled purchases of Available-for-Sale securities, partially offset by net client flows. The unsettled purchases were accrued for as amounts due to brokers, which are reflected in accounts payable and accrued liabilities in AECC's balance sheet. The increase in unsettled purchases at March 31, 2003 was primarily due to a relatively higher level of investing activity toward the end of the first three months of 2003.

Cash received from payments on certificates totaled $483 million during the first three months of 2003 compared to $397 million during the first three months of 2002. Certificate maturities and surrenders totaled $509 million during the first three months of 2003, compared to $394 million during the first three months of 2002.

Investment income decreased $2.9 million, or 4.3%, during the first three months of 2003 compared to the first three months of 2002 primarily due to lower investment yields.

Investment expenses decreased $4.4 million or 21.8% during the first three months of 2003 compared to the first three months of 2002. The decrease primarily reflects lower derivative related expenses.

Provision for certificate reserves decreased $5.4 million or 17.6% during the first three months of 2003 compared to the first three months of 2002 reflecting declining interest crediting rates, partially offset by slightly higher average balance of certificate reserves.

For the first three months of 2003, $36.4 million of total investment gains, primarily resulting from sales of mortgage-backed securities where AECC repositioned its portfolio to improve its prepayment risk profile, were partially offset by $33.9 million of impairments and losses, the majority of which were airline-related exposures. Included in these total investment losses are $1 million of gross losses from sales of securities, as well as $32.9 million of other-than-temporary investment impairment losses, classified as Available-for-Sale.

At March 31, 2003 and based on amortized cost, approximately 2.8% of AECC's fixed maturity available-for-sale investments were classified below-investment-grade compared to 1.2% at March 31, 2002.

AECC's financing activities resulted in cash used of $196,000 during the first three months of 2003 compared to cash provided of $33 million during the first three months of 2002. The change primarily resulted from higher certificate maturities and surrenders and relatively lower interest credited amounts, partially offset by higher certificate payments received from customers.

AECC's investing activities resulted in cash provided of $249 million during the first three months of 2003 compared to cash used of $101 million during the first three months of 2002. The increase primarily resulted from substantially higher sales and maturities of available-for-sale securities, partially offset by an increase in purchases of available-for-sale securities and other investments.

Impact of recent market-volatility on results of operations

AECC is exposed to risk associated with fluctuating interest payments from certain certificate products tied to the London Interbank Offering Rate (LIBOR) as the certificate product crediting rates reset at shorter intervals than the changes in the portfolio yield related to new investments or reinvestments of portfolio cash flow. Therefore, AECC's margins may be negatively impacted by increases in the general level of interest rates. AECC hedges the risk of rising interest rates by entering into pay-fixed, receive-variable (LIBOR based) interest rate swaps that convert fluctuating crediting rate payments to fixed payments, effectively protecting AECC from unfavorable interest rate movements. The interest rate swaps are treated as cash flow hedges per Statement of Financial Accounting Standards (SFAS) No. 133. At March 31, 2003, AECC has outstanding $900 million notional of interest rate swaps expiring at various dates from January 2004 through February 2005.

The ratio of shareholder's equity, excluding accumulated other comprehensive income (loss) net of tax, to total assets less certificate loans and net unrealized holding gains/losses on investment securities (capital to asset ratio) was 5.5% at both March 31, 2003 and December 31, 2002. Under an informal agreement established with the Commissioner of Commerce for the State of Minnesota, AECC has agreed to maintain at all times a minimum capital to assets ratio of 5.0%.

OTHER REPORTING MATTERS
Accounting Developments

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which addresses consolidation by business enterprises of variable interest entities (VIEs). Certain disclosures are required for financial statements issued after January 31, 2003 and are addressed in Note 1 to the Financial Statements. The impact of adopting FIN 46 on the Financial Statements is still being reviewed.

In April 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies accounting for derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The Statement is effective for contracts entered into or modified and hedging relationships designated after June 30, 2003, and to certain preexisting contracts. AECC is currently evaluating the impact of adopting SFAS No. 149 on the Financial Statements.

Forward-Looking Statements

Certain statements in this discussion and analysis of AECC's financial condition and results of operations are forward-looking statements, which are subject to risks and uncertainties. Important factors that could cause results to differ materially from these forward-looking statements include, among other things, changes in the industry-wide and AECC's default rate on below investment grade bonds and other investments, changes in economic conditions, such as a recession or a substantial increase in prevailing interest rates or other factors that could cause a slowdown in the economy, outcomes in litigation, adoption of recently issued accounting rules such as the consolidation of variable interest entities, and changes in government regulation that affects the ability of issuers to repay their debt. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. AECC undertakes no obligation to update publicly or revise any forward-looking statements.

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, AECC carried out an evaluation under the supervision and with the participation of AECC's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that AECC's disclosure controls and procedures are effective to ensure that information required to be disclosed by AECC in reports that it files or submits under the Investment Company Act of 1940 and the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The CEO and CFO also note that subsequent to the date of their evaluation, there were no significant changes in AECC's internal controls or in other factors that could significantly affect the internal controls, including any corrective action with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          AECC is a party to litigation and arbitration proceedings in the ordinary course of its business. The outcome of any litigation or threatened litigation cannot be predicted with any certainty. However, in the aggregate, AECC does not consider any lawsuits in which it is named as a defendant to have a material impact on AECC's financial position or operating results.

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not applicable.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

Item 5.   OTHER INFORMATION

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          (b) Form 8-K, filed April 21, 2003, Item 5, reporting that on April 15, 2003 American Express Certificate Company (the "Company") appointed Jeryl A. Millner, Vice President and Controller. Ms. Millner will act as the Company's Principal Accounting Officer. She succeeds Philip C. Wentzel, who was recently appointed Vice President, Business Planning & Analysis for the Company's parent. On April 17, 2003 John
          T. Sweeney was appointed Vice President-Finance for the Company. Mr. Sweeney will act as the Company's Principal and Chief Financial Officer.

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


                      AMERICAN EXPRESS CERTIFICATE COMPANY
                                  (Registrant)




         Date:  May 15, 2003       By  /s/ Paula R. Meyer
                                       -----------------------------------
                                           Paula R. Meyer
                                           Chief Executive Officer





         Date:  May 15, 2003       By  /s/ John T. Sweeney
                                       -----------------------------------
                                           John T. Sweeney
                                           Principal and Chief Financial Officer




         Date:  May 15, 2003       By  /s/ Jeryl A. Millner
                                       -----------------------------------
                                           Jeryl A. Millner
                                           Principal Accounting Officer