Form 10-Q
period 2003-06-30
AMERICAN EXPRESS CERTIFICATE CO
filed 2003-08-14
CIK 52428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 30 OF THE INVESTMENT COMPANY ACT OF 1940 AND SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from ________ to ________

                         Commission file number 2-23772

                      AMERICAN EXPRESS CERTIFICATE COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      41-6009975
---------------------------------          -------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

52 AXP Financial Center, Minneapolis, Minnesota                55474
-------------------------------------------------   ----------------------------
   (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code       (612) 671-3131
                                                   -----------------------------

                                      None
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2003

                              150,000 Common Shares

American Express Certificate Company ("the Company") is a wholly-owned subsidiary of American Express Financial Corporation (Parent), which is a wholly-owned subsidiary of American Express Company, and the Company meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                      AMERICAN EXPRESS CERTIFICATE COMPANY

                                    FORM 10-Q

                                      INDEX

                                                                        Page No.
Part I.  Financial Information:

         Item 1.  Financial Statements

                   Statements of Income - Three months ended
                   June 30, 2003 and 2002                                    1

                   Statements of Income - Six months ended June
                   30, 2003 and 2002                                         2

                   Balance Sheets - June 30, 2003 and December 31,
                   2002                                                      3

                   Statements of Cash Flows - Six months ended
                   June 30, 2003 and 2002                                    4

                   Statements of Comprehensive Income - Three
                   months ended June 30, 2003 and 2002                       5

                   Statements of Comprehensive Income - Six
                   months ended June 30, 2003 and 2002                       6

                   Notes to Financial Statements                           7-9

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         10-13

         Item 4.   Controls and Procedures                                  13

Part II. Other Information                                                  15

         Item 1.   Legal Proceedings                                        15

         Item 6.   Exhibits and Reports on Form 8-K                         15

         Signatures                                                         16

         Exhibit Index                                                     E-1

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                                       AMERICAN EXPRESS CERTIFICATE COMPANY
                                               STATEMENTS OF INCOME
                                                    (thousands)
                                                    (Unaudited)

                                                                                        Three Months Ended
                                                                                             June 30,
                                                                                -----------------------------------
                                                                                     2003               2002
                                                                                ---------------    ----------------

           Investment income                                                     $   71,878          $   41,602
           Investment expenses                                                      (10,911)            (10,805)
                                                                                 --------------      --------------
           Net investment income before provision for
             certificate reserves and income tax expense                             60,967              30,797

           Provision for certificate reserves                                       (43,016)            (10,977)
                                                                                 --------------      --------------
           Net investment income before income tax expense                           17,951              19,820
           Income tax expense                                                        (5,953)             (6,330)
                                                                                 --------------      --------------
           Net investment income                                                     11,998              13,490
                                                                                 --------------      --------------

           Net realized gain (loss) on investments                                    2,379                  (1)
           Income tax expense                                                          (833)                  -
                                                                                 --------------      --------------
           Net realized gain (loss) on investments                                    1,546                  (1)

                                                                                 --------------      --------------
           Net income                                                            $   13,544          $   13,489
                                                                                 ==============      ==============

See notes to financial statements.

                                       AMERICAN EXPRESS CERTIFICATE COMPANY
                                               STATEMENTS OF INCOME
                                                    (thousands)
                                                    (Unaudited)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                -----------------------------------
                                                                                     2003               2002
                                                                                ---------------    ----------------

           Investment income                                                      $ 131,181         $    99,714
           Investment expenses                                                      (21,451)            (21,593)
                                                                               ----------------    ----------------
           Net investment income before provision for
             certificate reserves and income tax expense                            109,730              78,121

           Provision for certificate reserves                                       (68,344)            (41,714)
                                                                               ----------------    ----------------
           Net investment income before income tax expense                           41,386              36,407
           Income tax expense                                                       (13,761)            (11,383)
                                                                               ----------------    ----------------
           Net investment income                                                     27,625              25,024
                                                                                ---------------    ----------------

           Net realized gain (loss) on investments                                    3,925                (558)
           Income tax (expense) benefit                                              (1,374)                195
                                                                               ----------------    ----------------
           Net realized gain (loss) on investments                                    2,551                (363)

                                                                               ----------------    ----------------
           Net income                                                             $  30,176         $    24,661
                                                                               ================    ================

See notes to financial statements.

                                       AMERICAN EXPRESS CERTIFICATE COMPANY
                                                  BALANCE SHEETS
                                                    (thousands)

                                                                             June 30,            December 31,
                                                                               2003                  2002
                                                                         ------------------   -------------------
                                                                            (Unaudited)
ASSETS
Qualified Assets:
    Cash and cash equivalents                                                $       600          $   224,363
    Investments in unaffiliated issuers                                        5,070,744            4,860,253
    Equity index options                                                          87,928               34,403
    Receivables                                                                   47,167               58,284
                                                                         ------------------   -------------------
       Total qualified assets                                                  5,206,439            5,177,303
                                                                         ------------------   -------------------

Deferred distribution fees and other                                               5,329                5,979
                                                                         ------------------   -------------------
       Total assets                                                          $ 5,211,768          $ 5,183,282
                                                                         ==================   ===================
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
    Certificate reserves                                                     $ 4,646,006          $ 4,493,372
    Accounts payable and accrued liabilities                                     176,244              330,521
                                                                         ------------------   -------------------
       Total liabilities                                                       4,822,250            4,823,893
                                                                         ------------------   -------------------
Shareholder's equity:
    Common stock                                                                   1,500                1,500
    Additional paid-in-capital                                                   373,844              373,844
    Accumulated deficit                                                          (69,140)             (99,316)
    Accumulated other comprehensive income                                        83,314               83,361
                                                                         ------------------   -------------------
       Total shareholder's equity                                                389,518              359,389
                                                                         ------------------   -------------------
       Total liabilities and shareholder's equity                            $ 5,211,768          $ 5,183,282
                                                                         ==================   ===================

See notes to financial statements.

                                       AMERICAN EXPRESS CERTIFICATE COMPANY
                                             STATEMENTS OF CASH FLOWS
                                                    (thousands)
                                                    (Unaudited)

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                              --------------------------------------
                                                                                    2003                   2002
                                                                              -----------------    -----------------
      Operating Activities:
      Net income                                                              $      30,176         $     24,661
      Adjustments to reconcile net income
        to net cash provided by operating activities:
          Interest added to certificate loans                                          (324)                (369)
          Net amortization of premiums (accretion of discounts)                       4,753               (1,771)
          Deferred taxes                                                            (22,186)               6,648
          Deferred distribution fees                                                    645                1,094
          Net realized (gain) loss on equity index options                           (9,895)              29,485
          Net realized (gain) loss on investments                                    (3,925)                 558
          Dividends and interest receivable                                            (890)                (172)
          Other assets and liabilities, net                                          14,516              (40,108)
                                                                              -----------------    -----------------
      Net cash provided by operating activities                                      12,870               20,026
                                                                              -----------------    -----------------
      Investing Activities:
      Available-for-Sale investments:
          Sales                                                                   1,100,696              384,096
          Maturities and redemptions                                                684,785              505,680
          Purchases                                                              (1,991,221)            (841,799)
      Other investments:
          Sales                                                                       7,899               49,274
          Maturities and redemptions                                                 54,073               27,600
          Purchases                                                                 (76,539)            (193,850)
      Certificate loans:
          Payments                                                                    1,649                1,565
          Fundings                                                                     (712)                (912)
      Changes in amounts due to and from brokers, net                              (236,027)             183,294
                                                                           -----------------    -----------------
      Net cash (used in) provided by investing activities                          (455,397)             114,948
                                                                           -----------------    -----------------
      Financing Activities:
          Payments from certificate owners                                        1,124,124              951,423
          Interest credited on certificates                                          68,344               39,906
          Certificate maturities and cash surrenders                             (1,026,062)            (888,950)
          Proceeds from reverse repurchase agreements                               137,300                    -
          Payments on reverse repurchase agreements                                 (84,942)                   -
                                                                           -----------------    -----------------
      Net cash provided by financing activities                                     218,764              102,379
                                                                           -----------------    -----------------
      Net (decrease) increase in cash and cash equivalents                         (223,763)             237,353

      Cash and cash equivalents beginning of period                                 224,363               72,817
                                                                           -----------------    -----------------

      Cash and cash equivalents end of period                                 $         600         $    310,170
                                                                           =================    =================

See notes to financial statements.

                                       AMERICAN EXPRESS CERTIFICATE COMPANY
                                        STATEMENTS OF COMPREHENSIVE INCOME
                                                    (thousands)
                                                    (Unaudited)

                                                                                        Three Months Ended
                                                                                             June 30,
                                                                              ---------------------------------------
                                                                                    2003                  2002
                                                                              ------------------    -----------------
          Net income                                                            $    13,544          $     13,489

          Other comprehensive income
             Unrealized gains on Available-for-Sale securities:
                  Unrealized holding gains arising during period                     25,975                58,340
                  Income tax expense                                                 (9,091)              (20,419)
                                                                              ------------------    -----------------
                       Net unrealized holding gains arising during period            16,884                37,921
                                                                              ------------------    -----------------
                  Reclassification adjustment for gains included in
                       net income                                                    (3,694)                 (368)
                  Income tax expense                                                  1,293                   129
                                                                              ------------------    -----------------
                       Net reclassification adjustment for gains included
                         in net income                                               (2,401)                 (239)
                                                                              ------------------    -----------------
             Net unrealized gains on Available-for-Sale securities                   14,483                37,682
                                                                              ------------------    -----------------
             Unrealized losses on interest rate swaps:
                  Unrealized losses arising during the period                        (1,946)               (1,264)
                  Income tax benefit                                                    680                   442
                                                                              ------------------    -----------------
                       Net unrealized holding losses arising during period           (1,266)                 (822)
                                                                              ------------------    -----------------
                  Reclassification adjustment for losses included in
                       net income                                                     1,271                 2,756
                  Income tax benefit                                                   (444)                 (965)
                                                                              ------------------    -----------------
                       Net reclassification adjustment for losses included
                         in net income                                                  827                 1,791
                                                                              ------------------    -----------------
             Net unrealized (losses) gains on interest rate swaps                      (439)                  969

                                                                              ------------------    -----------------
             Net other comprehensive income                                          14,044                38,651
                                                                              ------------------    -----------------
             Total comprehensive income                                         $    27,588          $     52,140
                                                                              ==================    =================

See notes to financial statements.

                                       AMERICAN EXPRESS CERTIFICATE COMPANY
                                        STATEMENTS OF COMPREHENSIVE INCOME
                                                    (thousands)
                                                    (Unaudited)
                                                                                         Six Months Ended
                                                                                             June 30,
                                                                              ---------------------------------------
                                                                                    2003                  2002
                                                                              ------------------    -----------------

          Net income                                                           $    30,176           $    24,661

          Other comprehensive income
             Unrealized gains on Available-for-Sale securities:
                  Unrealized holding gains arising during period                     7,903                27,189
                  Income tax expense                                                (2,766)               (9,516)
                                                                              ------------------    -----------------
                       Net unrealized holding gains arising during period            5,137                17,673
                                                                              ------------------    -----------------
                  Reclassification adjustment for gains included in
                       net income                                                   (6,231)                 (398)
                  Income tax expense                                                 2,181                   139
                                                                              ------------------    -----------------
                       Net reclassification adjustment for gains included
                         in net income                                              (4,050)                 (259)
                                                                              ------------------    -----------------
             Net unrealized gains on Available-for-Sale securities                   1,087                17,414
                                                                              ------------------    -----------------

             Unrealized losses on interest rate swaps:
                  Unrealized losses arising during the period                       (4,035)               (1,326)
                  Income tax benefit                                                 1,412                   464
                                                                              ------------------    -----------------
                       Net unrealized holding losses arising during period          (2,623)                 (862)
                                                                              ------------------    -----------------
                  Reclassification adjustment for losses included in
                       net income                                                    2,290                 6,327
                  Income tax benefit                                                  (801)               (2,215)
                                                                              ------------------    -----------------

                       Net reclassification adjustment for losses included
                         in net income                                               1,489                 4,112
                                                                              ------------------    -----------------
             Net unrealized (losses) gains on interest rate swaps                   (1,134)                3,250

                                                                              ------------------    -----------------
             Net other comprehensive (loss) income                                     (47)               20,664
                                                                              ------------------    -----------------
             Total comprehensive income                                        $    30,129          $     45,325
                                                                              ==================    =================

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

     Implementation had no effect on the results of operations for the first six months of 2003, however, it is likely that AECC will disclose additional information about VIEs when FIN 46 becomes fully effective in the third quarter of 2003. The entity primarily impacted by FIN 46 relates to a secured loan trust (SLT) for which AECC has a 33% ownership interest. The SLT provides returns to investors primarily based on the performance of an underlying portfolio of high-yield loans. The aggregate fair value of loans related to AECC's pro rata share of this structure approximates $102.1 million. Over the life of this structure through its maturity, AECC's maximum cumulative exposure to pre-tax loss as a result of its investment is represented by the carrying value, which was $26.7 million at June 30, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company's financial statements. However, the Company continues to evaluate all relationships and interests in entities that may be considered VIEs as detailed interpretations of FIN 46 continue to emerge.

                      AMERICAN EXPRESS CERTIFICATE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

     In April 2003, the FASB issued Statement of Financial Accounting Standards Board (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The Statement amends and clarifies accounting for derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The Statement is effective for contracts entered into or modified and hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The adoption of this Statement is not expected to have a material impact on the Company's financial statements.

2.   Investments in Unaffiliated Issuers

     The following is a summary of investments in unaffiliated issuers at June 30, 2003 and December 31, 2002 (in thousands):

                                                                                        June 30,                December 31,
                                                                                          2003                      2002
                                                                                  ----------------------    ----------------------
     Available-for-Sale securities, at fair value
          (cost: 2003, $4,461,390; 2002, $4,254,388)                                 $    4,598,071            $    4,389,396
     First mortgage loans on real estate and other loans, at cost
          (fair value: 2003, $486,439; 2002, $477,748)                                      455,785                   452,243
     Certificate loans - secured by certificate reserves, at cost,
          which approximates fair value                                                      16,888                    18,614
                                                                                  ----------------------    ----------------------
       Total                                                                         $    5,070,744            $    4,860,253
                                                                                  ======================    ======================

     Gross realized gains on sales of securities classified as Available-for-Sale, using the specific identification method, were $5.2 million and $8 million for the three months ended June 30, 2003 and 2002, respectively. Gross realized losses on sales of securities classified as Available-for-Sale were ($1.5 million) and ($8 million) for the three months ended June 30, 2003 and 2002, respectively.

     Gross realized gains on sales of securities classified as Available-for-Sale, using the specific identification method, were $41.6 million and $10.3 million for the six months ended June 30, 2003 and 2002, respectively. Gross realized losses on sales of securities classified as Available-for-Sale were ($2.5 million) and ($10.1 million) for the six months ended June 30, 2003 and 2002, respectively. AECC also recognized other-than-temporary impairment losses on Available-for-Sale securities of ($32.9 million) and ($0.3 million) for the six months ended June 30, 2003 and 2002, respectively.

3.   Taxes and Certificate Maturities and Surrenders through Loan Reductions

     Net income taxes paid during the six months ended June 30, 2003 and 2002 were approximately $40 million and $43.2 million, respectively. Certificate maturities and surrenders through loan reductions during the six months ended June 30, 2003 and 2002 were approximately $1.1 million and $1.6 million, respectively.

                      AMERICAN EXPRESS CERTIFICATE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

4.   Comprehensive Income

     Comprehensive income is defined as the aggregate change in shareholder's equity, excluding changes in ownership interests. It is the sum of net income and changes in unrealized gains or losses on Available-for-Sale securities and unrealized gains or losses on derivatives. The components of comprehensive income net of related tax for the three and six months ended June 30, 2003 and 2002 are reflected in the accompanying Statements of Comprehensive Income.

5.   Commitments and Contingencies

     At June 30, 2003 and 2002, commitments for fundings of first mortgage loans on real estate, at market interest rates, aggregated $7.8 million and $16.8 million, respectively. AECC holds the mortgage document, which gives it the right to take possession of the property if the borrower fails to perform according to the terms of the agreements. AECC employs policies and procedures to ensure the creditworthiness of the borrowers and that funds will be available on the funding date. AECC's first mortgage loans on real estate fundings are restricted to 80% or less of the market value of the real estate at the time of the loan funding. Management believes there is no fair value for these commitments.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

American Express Certificate Company (AECC) is a wholly-owned subsidiary of American Express Financial Corporation (AEFC or Parent), which is a wholly-owned subsidiary of American Express Company. AECC is registered as an investment company under the Investment Company Act of 1940 ("the 1940 Act") and is in the business of issuing face-amount investment certificates. Face-amount certificates issued by AECC entitle the certificate owner to receive at maturity a stated amount of money and interest or credits declared from time to time by AECC, at its discretion. The certificates issued by AECC are not insured by any government agency. AECC's certificates are sold primarily by American Express Financial Advisor Inc.'s (AEFA, an affiliate) field force operating in 50 states, the District of Columbia and Puerto Rico. The Parent acts as investment advisor for AECC.

AECC follows accounting principles generally accepted in the United States
(GAAP).

Results of  Operations  for the Three  Months  Ended June 30,  2003 and
2002

AECC's net income was $13.5 million for both the three month period ended June 30, 2003 and June 30, 2002 as, during the 2003 period, higher net investment income and net realized gains on investments were substantially offset by higher provision expense for certificate reserves.

Net investment income was $61 million and $30.8 million for the three months ended June 30, 2003 and 2002, respectively. This increase was primarily due to a $36 million increase in net gains on equity index options, partially offset by lower yields on investments. The increase in net gains on equity index options was due to the effect of appreciation in the S&P 500 on the value of options economically hedging stock market certificates.

The favorable impact on net investment income from the equity index options is largely offset by the increase in provision for the certificate reserves, where the stock market certificate provision is included. Provision for certificate reserves for the three month period ended June 30, 2003 increased by $32 million to $43 million as the effect on the stock market certificates of appreciation in the S&P 500 this year versus depreciation last year, were partially offset by lower crediting rates on the interest rate sensitive portion of AECC's certificate portfolio.

Gross realized gains on sales of securities classified as Available-for-Sale, using the specific identification method, were $5.2 million and $8 million for the three months ended June 30, 2003 and 2002, respectively. Gross realized losses on sales of securities classified as Available-for-Sale were ($1.5 million) and ($8 million) for the three months ended June 30, 2003 and 2002, respectively. AECC also reserved ($1.3 million) for potential losses on first mortgage and other loans for the three months ended June 30, 2003.

Results of Operations for the Six Months Ended June 30, 2003 and 2002

AECC's net income increased 22% to $30.2 million for the six month period ended June 30, 2003 compared to a year ago, as higher net investment income and net realized investment gains were partially offset by higher provision expense for certificate reserves.

Net investment income was $109.7 million and $78.1 million for the six months ended June 30, 2003 and 2002, respectively. This increase was primarily due to a $37.6 million increase in net gains on equity index options, partially offset by lower yields on investments. The increase in net gains on equity index options was due to the effect of appreciation in the S&P 500 on the value of options economically hedging stock market certificates.

The favorable impact on net investment income from the equity index options is largely offset by the increase in provision for the certificate reserves, where the stock market certificate provision is included. Provision for certificate reserves for the six month period ended June 30, 2003 increased by $26.6 million to $68.3 million as the effect on the stock market certificates of appreciation in the S&P 500 this year versus depreciation last year, were partially offset by lower crediting rates on the interest rate sensitive portion of AECC's certificate portfolio.

Gross realized gains on sales of securities classified as Available-for-Sale, using the specific identification method, were $41.6 million and $10.3 million for the six months ended June 30, 2003 and 2002, respectively. Gross realized losses on sales of securities classified as Available-for-Sale were ($2.5 million) and ($10.1 million) for the six months ended June 30, 2003 and 2002, respectively. AECC also recognized other-than-temporary impairment losses on Available-for-Sale securities of ($32.9 million) and ($0.3 million) for the six months ended June 30, 2003 and 2002, respectively.

Gross realized gains were $0.4 million on other investments for the six months ended June 30, 2002. AECC also reserved ($2.3 million) and ($0.9 million) for potential losses on first mortgage and other loans for the six months ended June 30, 2003 and 2002, respectively.

At June 30, 2003 and based on amortized cost, approximately 2.8% of AECC's Available-for-Sale securities were classified below-investment-grade compared to 4% at June 30, 2002.

Liquidity and Capital Resources

AECC's principal sources of cash are receipts from sales of face amount certificates and net cash flows from investments. AECC's principal uses of cash are payments to certificate owners for matured and surrendered certificates, purchases of investments and dividend payments to AEFC.

Cash received from sales of certificates totaled $1.1 billion during the first six months of 2003 compared to $951 million during the first six months of 2002. Certificate maturities and cash surrenders totaled $1 billion during the first six months of 2003, compared to $889 million during the first six months of 2002.

AECC, as an issuer of face-amount certificates, is impacted whenever there is a significant change in interest rates as certificate crediting rates are reset at shorter intervals than the change in the yield on AECC's investments. In view of the continued uncertainty in the investment markets and due to the short-term repricing nature of certificate reserve liabilities, AECC continues to invest in securities that provide for more immediate, periodic interest and principal payments, resulting in improved liquidity. To accomplish this, AECC continues to invest much of its cash flow in intermediate-term bonds and mortgage-backed securities. In addition, AECC enters into interest rate swap contracts that effectively lengthen the rate reset interval on customer's certificates. Also, on three series of AECC's certificates, interest is credited to the certificate owners' accounts based upon the relative change in a major stock market index between the beginning and end of the certificates' terms. To meet the obligations related to the provisions of these certain certificates, AECC purchases and writes index call options on a major stock market index and, from time to time, enters into futures contracts.

AECC's investment program is designed to maintain an investment portfolio that will produce the highest possible after-tax yield within acceptable risk and liquidity parameters. The program considers investment securities as investments acquired to meet anticipated certificate owner obligations.

Debt securities, as well as all marketable equity securities, are classified as Available-for-Sale and are carried at fair value. The Available-for-Sale classification does not mean that AECC expects to sell these securities, but that these securities are available to meet possible liquidity needs should there be significant changes in market interest rates or certificate owner redemptions.

AECC's investing activities resulted in cash outflows of $455 million during the first six months of 2003 compared to cash inflows of $115 million during the first six months of 2002. This change was primarily due to an increase in purchases of Available-for-Sale securities and other investments, partially offset by an increase in sales and maturities of such securities.

AECC's financing activities resulted in cash inflows of $219 million and $102 million during the first six months of 2003 and 2002, respectively. This increase primarily resulted from net certificate inflows of $65 million coupled with $52 million of net proceeds from reverse repurchase agreements.

Impact of recent market-volatility on results of operations

AECC is exposed to risk associated with fluctuating interest payments from certain certificate products tied to the London Interbank Offering Rate (LIBOR) as the certificate product crediting rates reset at shorter intervals than the changes in the investment portfolio yield related to new investments and reinvestments. Therefore, AECC's spreads may be negatively impacted by increases in the general level of interest rates. AECC hedges the risk of rising interest rates by entering into pay-fixed, receive-variable (LIBOR-based) interest rate swaps that convert fluctuating crediting rate payments to fixed payments, effectively protecting AECC from unfavorable interest rate movements. The interest rate swaps are treated as cash flow hedges per Statement of Financial Accounting Standards (SFAS) No. 133. At June 30, 2003, AECC has $900 million notional of interest rate swaps outstanding that expire at various dates from January 2004 through March 2005.

AECC is also exposed to risk associated with fluctuations in the stock market from three series of its certificate products. Such amounts credited to the certificate owners' accounts is tied to the relative change in a major stock market index between the beginning and end of the certificates' terms. AECC purchases and writes equity index call options on a major stock market index in order to meet such obligations. The recent appreciation in the S&P 500 caused a relatively substantial increase in AECC's provision for certificate reserves, which was effectively offset by an increase in net gains on equity index options.

The ratio of shareholder's equity, excluding accumulated other comprehensive income (loss) net of tax, to total assets less certificate loans and net unrealized holding gains and losses on investment securities (the Capital-to-Assets-Ratio) was 6.1% and 5.5% at June 30, 2003 and December 31, 2002, respectively. In accordance with an informal agreement established with the Commissioner of Commerce for the State of Minnesota, AECC has agreed to maintain, at all times, a minimum Capital-to-Assets Ratio of 5.0%.

OTHER REPORTING MATTERS

Accounting Developments

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which addresses consolidation by business enterprises of variable interest entities (VIEs). Certain disclosures are required for financial statements issued after January 31, 2003 and are addressed in Note 1 to the Financial Statements. The adoption of FIN 46 is not expected to have a material impact on the Company's financial statements. However, the Company continues to evaluate all relationships and interests in entities that may be considered VIEs as detailed interpretations of FIN 46 continue to emerge.

In April 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies accounting for derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The Statement is effective for contracts entered into or modified and hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The adoption of this Statement is not expected to have a material impact on the Company's financial statements.

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures.

     AECC's management, with the participation of AECC's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of AECC's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, AECC's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, AECC's disclosure controls and procedures are effective.

(b)  Internal Control Over Financial Reporting.

     There have not been any changes in AECC's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, AECC's internal control over financial reporting.

Forward-Looking Statements

This report includes forward-looking statements, which are subject to risks and uncertainties. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "should," "could," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. AECC undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: AECC's ability to successfully implement a business model that allows for significant earnings growth based on revenue growth that is lower than historical levels, including the ability to improve its operating expense to revenue ratio both in the short-term and over time, which will depend in part on the effectiveness of reengineering and other cost control initiatives, as well as factors impacting AECC's revenues; AECC's ability to grow its business, over time, which will depend on AECC's ability to manage its capital needs and the effect of business mix; the ability to increase investment spending, which will depend in part on the equity markets and other factors affecting revenues, and the ability to capitalize on such investments to improve business metrics; the accuracy of certain critical accounting estimates, including the fair value of the assets in AECC's investment portfolio (including those investments that are not readily marketable), fluctuation in the equity and fixed income markets, which can affect the amount and types of certificate products sold by AECC, potential deterioration in AECC's high-yield and other investments, which could result in further losses in AECC's investment portfolio; the ability of AECC to sell certain high-yield investments at expected values and within anticipated timeframes and to maintain its high-yield portfolio at certain levels in the future; and spreads in the certificate businesses; credit trends and the rate of bankruptcies, which can affect returns on AECC's investment portfolios; fluctuations in foreign currency exchange rates, which could affect commercial activities, among other businesses, or restrictions on convertibility of certain currencies; changes in laws or government regulations, including tax laws affecting AECC's businesses or that may affect the sales of the products and services that it offers, and regulatory activity in the areas of customer privacy, consumer protection, business continuity and data protection; the adoption of recently issued accounting rules related to the consolidation of variable interest entities, including those involving collateralized debt obligations and secured loan trusts, that AECC invests in, which could affect both AECC's balance sheet and results of operations; and outcomes and costs associated with litigation and compliance and regulatory matters. A further description of these and other risks and uncertainties can be found in AECC's Annual Report on Form 10-K for the year ended December 31, 2002, and its other reports filed with the SEC.

PART II.  OTHER INFORMATION

AMERICAN EXPRESS CERTIFICATE COMPANY

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               See Exhibit Index on page E-1 hereof.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMERICAN EXPRESS CERTIFICATE COMPANY
                                                    (Registrant)



Date: August 13, 2003               By  /s/ Paula R. Meyer
                                        --------------------
                                            Paula R. Meyer
                                            Chief Executive Officer

Date: August 13, 2003               By /s/ John T. Sweeney
                                       --------------------
                                           John T. Sweeney
                                           Principal and Chief Financial Officer

                                  EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit                                     Description

31.1         Certification of Paula R. Meyer pursuant to Rule
             13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2         Certification of John T. Sweeney pursuant to Rule
             13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1         Certification of Paula R. Meyer pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification of John T. Sweeney pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.