Form 10-Q
period 2003-09-30
AMERICAN EXPRESS CERTIFICATE CO
filed 2003-11-14
CIK 52428

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

                For the Quarterly Period Ended September 30, 2003

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from ________ to ________

                         Commission file number 2-23772

                      AMERICAN EXPRESS CERTIFICATE COMPANY
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                  41-6009975
--------------------------------          --------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

52 AXP Financial Center, Minneapolis, Minnesota          55474
------------------------------------------------       ----------
    (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code     (612) 671-3131
                                                  -----------------------

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).                 Yes _____  No __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2003

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

                      AMERICAN EXPRESS CERTIFICATE COMPANY

                                    FORM 10-Q

                                      INDEX

                                                                        Page No.
Part I.    Financial Information:

           Item 1.  Financial Statements
                     Statements of Income - Three months ended
                     September 30, 2003 and 2002                            1

                     Statements of Income - Nine months ended
                     September 30, 2003 and 2002                            2

                     Balance Sheets - September 30, 2003 and
                     December 31, 2002                                      3

                     Statements of Cash Flows - Nine months ended
                     September 30, 2003 and 2002                            4

                     Statements of Comprehensive (Loss) Income -
                     Three months ended September 30, 2003 and 2002         5

                     Statements of Comprehensive Income - Nine
                     months ended September 30, 2003 and 2002               6

                     Notes to Financial Statements                        7-9

           Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations      10-13

           Item 4.   Controls and Procedures                               13

Part II.   Other Information                                               15

           Item 1.  Legal Proceedings                                      15

           Item 6.  Exhibits and Reports on Form 8-K                       15

           Signatures                                                      16

           Exhibit Index                                                  E-1

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                                                 AMERICAN EXPRESS CERTIFICATE COMPANY
                                                         STATEMENTS OF INCOME
                                                              (thousands)
                                                              (Unaudited)

                                                                                        Three Months Ended
                                                                                          September 30,
                                                                                -----------------------------------
                                                                                     2003               2002
                                                                                ---------------    ----------------

           Investment income                                                     $   60,741           $  53,988
           Investment expenses                                                      (11,297)            (10,930)
                                                                               ----------------    ----------------
           Net investment income before provision for
             certificate reserves and income tax provision                           49,444              43,058

           Provision for certificate reserves                                       (32,217)            (24,860)
                                                                               ----------------    ----------------
           Net investment income before income tax provision                         17,227              18,198
           Income tax provision                                                      (6,027)             (5,835)
                                                                               ----------------    ----------------
           Net investment income                                                     11,200              12,363
                                                                                ---------------    ----------------

           Net realized loss on investments                                          (1,350)             (6,374)
           Income tax benefit                                                           473               2,230
                                                                               ----------------    ----------------
           Net realized loss on investments                                            (877)             (4,144)

                                                                               ----------------    ----------------
           Net income                                                            $   10,323           $   8,219
                                                                               ================    ================

                                                  See Notes to Financial Statements.

                                                 AMERICAN EXPRESS CERTIFICATE COMPANY
                                                         STATEMENTS OF INCOME
                                                              (thousands)
                                                              (Unaudited)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                -----------------------------------
                                                                                     2003               2002
                                                                                ---------------    ----------------

           Investment income                                                      $ 191,922           $ 154,134
           Investment expenses                                                      (32,748)            (32,523)
                                                                               ----------------    -----------------
           Net investment income before provision for
             certificate reserves and income tax provision                          159,174             121,611

           Provision for certificate reserves                                      (100,561)            (66,574)
                                                                               ----------------    -----------------
           Net investment income before income tax provision                         58,613              55,037
           Income tax provision                                                     (19,788)            (17,370)
                                                                               ----------------    -----------------
           Net investment income                                                     38,825              37,667
                                                                                ---------------    -----------------

           Net realized gain (loss) on investments                                    2,575              (7,364)
           Income tax (provision) benefit                                              (901)              2,577
                                                                               ----------------    -----------------
           Net realized gain (loss) on investments                                    1,674              (4,787)

                                                                               ----------------    -----------------
           Net income                                                             $  40,499           $  32,880
                                                                               ================    =================

                                                  See Notes to Financial Statements.

                                                 AMERICAN EXPRESS CERTIFICATE COMPANY
                                                            BALANCE SHEETS
                                                              (thousands)

                                                                           September 30,          December 31,
                                                                               2003                   2002
                                                                        --------------------   -------------------
                                                                            (Unaudited)
Assets
Qualified Assets:
    Cash and cash equivalents                                              $    91,327            $   240,323
    Investments in unaffiliated issuers                                      4,932,591              4,860,253
    Equity index options                                                        93,026                 34,403
    Receivables                                                                 40,396                 58,284
                                                                        --------------------   -------------------
       Total qualified assets                                                5,157,340              5,193,263
                                                                        --------------------   -------------------

Deferred distribution fees and other                                            21,555                  6,506
                                                                        --------------------   -------------------
       Total assets                                                        $ 5,178,895            $ 5,199,769
                                                                        ====================   ===================

Liabilities and Shareholder's Equity
    Certificate reserves                                                   $ 4,696,446            $ 4,493,372
    Accounts payable and accrued liabilities                                   131,605                347,008
                                                                        --------------------   -------------------
       Total liabilities                                                     4,828,051              4,840,380
                                                                        --------------------   -------------------

Shareholder's equity:
    Common stock                                                                 1,500                  1,500
    Additional paid-in-capital                                                 343,844                373,844
    Accumulated deficit                                                        (58,817)               (99,316)
    Accumulated other comprehensive income                                      64,317                 83,361
                                                                        --------------------   -------------------
       Total shareholder's equity                                              350,844                359,389
                                                                        --------------------   -------------------
       Total liabilities and shareholder's equity                          $ 5,178,895            $ 5,199,769
                                                                        ====================   ===================

                                                  See Notes to Financial Statements.

                                                 AMERICAN EXPRESS CERTIFICATE COMPANY
                                                       STATEMENTS OF CASH FLOWS
                                                              (thousands)
                                                              (Unaudited)
                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                              --------------------------------------
                                                                                    2003                   2002
                                                                              -----------------    -----------------
      Cash Flows from Operating Activities
      Net income                                                              $     40,499         $     32,880
      Adjustments to reconcile net income
          to net cash (used in) provided by operating activities:
             Interest added to certificate loans                                      (461)                (543)
             Net amortization of premiums (accretion of discounts)                  10,182               (2,695)
             Deferred taxes                                                        (33,604)             (14,068)
             Deferred distribution fees                                                 25                1,632
             Net realized (gain) loss on equity index options                      (14,149)              37,376
             Net realized (gain) loss on investments                                (2,575)               7,364
             Dividends and interest receivable                                      (1,843)              (1,002)
             Other assets and liabilities, net                                         490               (4,982)
                                                                              -----------------    -----------------
      Net cash (used in) provided by operating activities                           (1,436)              55,962
                                                                              -----------------    -----------------

      Cash Flows from Investing Activities
      Available-for-Sale investments:
               Sales                                                             1,115,808              529,686
               Maturities and redemptions                                        1,106,454              750,342
               Purchases                                                        (2,329,547)          (1,636,950)
      Other investments:
               Sales                                                                26,377                    -
               Maturities and redemptions                                           86,346               37,421
               Purchases                                                          (121,983)             (59,852)
      Certificate loans:
               Payments                                                              2,249                2,213
               Fundings                                                             (1,280)              (1,582)
      Changes in amounts due to and from brokers, net                             (206,887)             100,291
                                                                              -----------------    -----------------
      Net cash used in investing activities                                       (322,463)            (278,431)
                                                                              -----------------    -----------------

      Cash Flows from Financing Activities
               Payments from certificate owners                                  1,861,176            1,612,727
               Interest credited on certificates                                   100,561               66,574
               Certificate maturities and cash surrenders                       (1,756,834)          (1,314,111)
               Proceeds from reverse repurchase agreements                         326,300                    -
               Payments on reverse repurchase agreements                          (326,300)                   -
               Return of capital payment to Parent (AEFC)                          (30,000)                   -
                                                                              -----------------    -----------------
      Net cash provided by financing activities                                    174,903              365,190
                                                                              -----------------    -----------------

      Net (decrease) increase in cash and cash equivalents                        (148,996)             142,721

      Cash and cash equivalents beginning of period                                240,323               87,198
                                                                              -----------------    -----------------

      Cash and cash equivalents end of period                                 $     91,327         $    229,919
                                                                              =================    =================

                                                  See Notes to Financial Statements.

                                                 AMERICAN EXPRESS CERTIFICATE COMPANY
                                               STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                                                              (thousands)
                                                              (Unaudited)

                                                                                                        Three Months Ended
                                                                                                           September 30,
                                                                                               ------------------------------------
                                                                                                     2003                 2002
                                                                                               -----------------     --------------

          Net income                                                                              $  10,323             $ 8,219

          Other comprehensive income
             Unrealized (losses) gains on Available-for-Sale securities:
                  Unrealized holding (losses) gains arising during period                           (30,134)             63,204
                  Income tax benefit (provision)                                                     10,547            ( 22,121)
                                                                                               ---------------     ----------------
                       Net unrealized holding (losses) gains arising during period                  (19,587)             41,083
                                                                                               ---------------     ----------------

                  Reclassification adjustment for (gains) losses included in net income                (679)              6,374
                  Income tax provision (benefit)                                                        237              (2,231)
                                                                                               ---------------     ----------------
                       Net reclassification adjustment for (gains) losses included in net
                       income                                                                          (442)              4,143
                                                                                               ---------------     ----------------
             Net unrealized (losses) gains on Available-for-Sale securities                         (20,029)             45,226
                                                                                               ---------------     ----------------

             Unrealized gains (losses) on interest rate swaps:
                  Unrealized gains (losses) arising during the period                                    80              (2,580)
                  Income tax (provision) benefit                                                        (28)                903
                                                                                               ---------------     ----------------
                       Net unrealized holding gains (losses) arising during period                       52              (1,677)
                                                                                               ---------------     ----------------

                  Reclassification adjustment for losses included in net income                       1,507               2,733
                  Income tax benefit                                                                   (527)               (957)
                                                                                               ---------------     ----------------
                       Net reclassification adjustment for losses included in net income                980               1,776
                                                                                               ---------------     ----------------
             Net unrealized gains on interest rate swaps                                              1,032                  99
                                                                                               ---------------     ----------------

             Net other comprehensive (loss) income                                                  (18,997)             45,325
                                                                                               ---------------     ----------------
             Total comprehensive (loss) income                                                    $  (8,674)            $53,544
                                                                                               ===============     ================

                                                  See Notes to Financial Statements.

                                                 AMERICAN EXPRESS CERTIFICATE COMPANY
                                                  STATEMENTS OF COMPREHENSIVE INCOME
                                                              (thousands)
                                                              (Unaudited)

                                                                                                       Nine Months Ended
                                                                                                         September 30,
                                                                                             --------------------------------------
                                                                                                   2003                 2002
                                                                                             -----------------     ----------------

          Net income                                                                             $ 40,499              $ 32,880

          Other comprehensive income
             Unrealized (losses) gains on Available-for-Sale securities:
                  Unrealized holding (losses) gains arising during period                         (22,231)               89,852
                  Income tax benefit (provision)                                                    7,781               (31,448)
                                                                                             -----------------     ----------------
                       Net unrealized holding (losses) gains arising during period                (14,450)               58,404
                                                                                             -----------------     ----------------

                  Reclassification adjustment for (gains) losses included in net income            (6,910)                6,518
                  Income tax provision (benefit)                                                    2,418                (2,281)
                                                                                             -----------------     ----------------
                       Net reclassification adjustment for (gains) losses included in net
                       income                                                                      (4,492)                4,237
                                                                                             -----------------     ----------------
             Net unrealized (losses) gains on Available-for-Sale securities                       (18,942)               62,641
                                                                                             -----------------     ----------------

             Unrealized losses on interest rate swaps:
                  Unrealized losses arising during the period                                      (3,955)               (3,906)
                  Income tax benefit                                                                1,384                 1,367
                                                                                             -----------------     ----------------
                       Net unrealized holding losses arising during period                         (2,571)               (2,539)
                                                                                             -----------------     ----------------

                  Reclassification adjustment for losses included in net income                     3,797                 9,060
                  Income tax benefit                                                               (1,328)               (3,172)
                                                                                             -----------------     ----------------
                       Net reclassification adjustment for losses included in net income            2,469                 5,888
                                                                                             -----------------     ----------------
             Net unrealized (losses) gains on interest rate swaps                                    (102)                3,349
                                                                                             -----------------     ----------------

             Net other comprehensive (loss) income                                                (19,044)               65,990
                                                                                             -----------------     ----------------
             Total comprehensive income                                                          $ 21,455              $ 98,870
                                                                                             =================     ================

                                                  See Notes to Financial Statements.

                                                                -6-

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

     Recently Issued Accounting Standards

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN
     46), which addresses consolidation by business enterprises of variable interest entities (VIEs). In October 2003, the FASB issued a statement delaying the effective date of the consolidation provisions of FIN 46 from July 1, 2003 to December 31, 2003. An entity is subject to consolidation according to the provisions of FIN 46, if, by design, either (i) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) as a group, the holders of the equity investment at risk lack: (a) direct or indirect ability to make decisions about an entity's activities; (b) the obligation to absorb the expected losses of the entity if they occur; or (c) the right to receive the expected residual returns of the entity if they occur. In general, FIN 46 requires a VIE to be consolidated when an enterprise has a variable interest that will absorb a majority of the VIE's expected losses or receive a majority of the VIE's expected residual return.

     It is likely that AECC will disclose additional information about VIEs when FIN 46 becomes fully effective. The entity primarily impacted by FIN 46 relates to a secured loan trust (SLT), managed by a third party, for which AECC has a 33 percent ownership interest. The SLT provides returns to investors primarily based on the performance of an underlying portfolio of high-yield loans. The aggregate fair value of loans related to AECC's pro rata share of this structure approximates $97 million. Over the life of this structure through its maturity, AECC's maximum cumulative exposure to pre-tax loss as a result of its investment is represented by the carrying value, which was $27 million at September 30, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company's financial statements. However, the Company continues to evaluate all relationships and interests in entities that may be considered VIEs as detailed interpretations of FIN 46 continue to emerge.

                      AMERICAN EXPRESS CERTIFICATE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

     In April 2003, the FASB issued Statement of Financial Accounting Standards Board (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 amends and clarifies accounting for derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified and hedging relationships designated after June 30, 2003, and to certain preexisting contracts. SFAS No. 149 did not have a material impact on the Company's financial statements.

2.   Investments in Unaffiliated Issuers

     The following is a summary of investments in unaffiliated issuers at September 30, 2003 and December 31, 2002:

                                                                                   September 30,        December 31,
                                                                                       2003                 2002
                                                                                  ----------------    ----------------
     (Thousands)                                                                                         (Audited)
     Available-for-Sale securities, at fair value
          (cost: 2003, $4,358,176;  2002, $4,254,386)                                $4,464,044          $4,389,396
     First mortgage loans on real estate and other loans, at cost
          (fair value: 2003,  $482,538; 2002, $477,748)                                 452,268             452,243
     Certificate loans - secured by  certificate reserves, at cost,
          which approximates fair value                                                  16,279              18,614
                                                                                    ------------        ------------
       Total                                                                         $4,932,591          $4,860,253
                                                                                    ============        ============

     Gross realized gains on sales of securities classified as Available-for-Sale, using the specific identification method, were $4 million and $2.7 million for the three months ended September 30, 2003 and 2002, respectively. Gross realized losses on sales of securities classified as Available-for-Sale were $150,000 and $2.9 million for the same periods. The Company also recognized other-than-temporary impairment losses on Available-for-Sale securities of $3.2 million and $6.2 million for the three months ended September 30, 2003 and 2002, respectively.

     Gross realized gains on sales of securities classified as Available-for-Sale, using the specific identification method, were $45.6 million and $13 million for the nine months ended September 30, 2003 and 2002, respectively. Gross realized losses on sales of securities classified as Available-for-Sale were $2.7 million and $13 million for the same periods. The Company also recognized other-than-temporary impairment losses on Available-for-Sale securities of $36 million and $6.5 million for the nine months ended September 30, 2003 and 2002, respectively.

3.   Comprehensive (Loss) Income

     Comprehensive (loss) income is defined as the aggregate change in shareholder's equity, excluding changes in ownership interests. It is the sum of net income and changes in unrealized gains or losses on Available-for-Sale securities and unrealized gains or losses on derivatives. The components of comprehensive (loss) income, net of related tax, for the three and nine months ended September 30, 2003 and 2002 are reflected in the accompanying Statements of Comprehensive (Loss) Income.

                      AMERICAN EXPRESS CERTIFICATE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

4.   Taxes and Certificate Maturities and Surrenders through Loan Reductions

     Net income taxes paid during the nine months ended September 30, 2003 and 2002 were $52.1 million and $34.1 million, respectively. Certificate maturities and surrenders through loan reductions during the nine months ended September 30, 2003 and 2002 were $1.8 million and $2.2 million, respectively.

5.   Commitments and Contingencies

     At September 30, 2003 and 2002, commitments for fundings of first mortgage loans on real estate, at market interest rates, were $10.9 million and $7.3 million, respectively. AECC holds the mortgage document, which gives it the right to take possession of the property if the borrower fails to perform according to the terms of the agreements. AECC employs policies and procedures to ensure the creditworthiness of the borrowers and that funds will be available on the funding date. AECC's first mortgage loans on real estate fundings are restricted to 80 percent or less of the market value of the real estate at the time of the loan funding.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

American Express Certificate Company (AECC) is a wholly-owned subsidiary of American Express Financial Corporation (AEFC or Parent), which is a wholly-owned subsidiary of American Express Company. AECC is registered as an investment company under the Investment Company Act of 1940 ("the 1940 Act") and is in the business of issuing face-amount investment certificates. Face-amount certificates issued by AECC entitle the certificate owner to receive at maturity a stated amount of money and interest or credits declared from time to time by AECC, at its discretion. The certificates issued by AECC are not insured by any government agency. AECC's certificates are sold primarily by American Express Financial Advisors Inc. (AEFA), an affiliate. AEFA is registered as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico. The Parent acts as investment advisor for AECC.

AECC follows accounting principles generally accepted in the United States
(GAAP).

Results of Operations for the Three Months Ended September 30, 2003 and 2002

AECC's net income increased $2.1 million or 26 percent reflecting increased investment income, partially offset by slightly higher investment expenses and decreased net realized losses on investments, both of which were partially offset by higher provision expense for certificate reserves.

Investment income increased $6.8 million or 13 percent reflecting a $13.9 million increase in net pre-tax gains on equity index options, partially offset by lower investment portfolio yields. The increase in net pre-tax gains on equity index options was due to the effect of appreciation in the S&P 500 on the value of options economically hedging stock market certificates.

The favorable impact on investment income from the equity index options is largely offset by the increase in provision for the certificate reserves. Provision for certificate reserves increased $7.4 million or 30 percent reflecting the effect on stock market certificates of appreciation in the S&P 500 this year versus depreciation last year, partially offset by lower crediting rates on the interest rate sensitive portion of AECC's certificate reserves.

For the quarter ended September 30, 2003, $4 million of gross realized gains from sales of securities classified as Available-for-Sale were more than offset by $5.4 million of impairments and losses. Included in these total investment losses are $150,000 of gross realized losses from sales of securities, as well as $3.2 million of other-than-temporary investment impairment losses, classified as Available-for-Sale. For the quarter ended September 30, 2002, $2.7 million of gross realized gains from sales of securities classified as Available-for-Sale were more than offset by $2.9 million of gross realized losses from sales of securities, as well as $6.2 million of other-than-temporary investment impairment losses, classified as Available-for-Sale.

Results of Operations for the Nine Months Ended September 30, 2003 and 2002

AECC's net income increased $7.6 million or 23 percent reflecting increased investment income and net realized investment gains versus losses in the 2002 period, partially offset by increased provision expense for certificate reserves.

Investment income increased $37.8 million or 25 percent reflecting a $51.5 million increase in net pre-tax gains on equity index options, partially offset by lower investment portfolio yields. The increase in net gains on equity index options was due to the effect of appreciation in the S&P 500 on the value of options economically hedging stock market certificates.

The favorable impact on investment income from the equity index options was largely offset by the increase in provision for the certificate reserves. Provision for certificate reserves increased $34 million or 51 percent reflecting the effect on stock market certificates of appreciation in the S&P 500 this year versus depreciation last year, partially offset by lower crediting rates on the interest rate sensitive portion of AECC's certificate portfolio.

For the nine months ended September 30, 2003, $45.6 million of gross realized gains from sales of securities classified as Available-for-Sale were partially offset by $43 million of impairments and losses. Included in these total investment losses are $2.7 million of gross realized losses from sales of securities, as well as $36 million of other-than-temporary investment impairment losses, classified as Available-for-Sale. For the nine months ended September 30, 2002, $13 million of gross realized gains from sales of securities classified as Available-for-Sale were more than offset by $13 million of gross realized losses from sales of securities, as well as $6.5 million of other-than-temporary impairment losses, classified as Available-for-Sale.

At September 30, 2003 and based on amortized cost, approximately 3.3 percent of AECC's Available-for-Sale securities were classified below-investment-grade compared to 3.7 percent at September 30, 2002.

Liquidity and Capital Resources

AECC's principal sources of cash are receipts from sales of face amount certificates and net cash flows from investments. AECC's principal uses of cash are payments to certificate owners for matured and surrendered certificates, purchases of investments and return of capital or dividend payments to AEFC.

Cash received from sales of certificates totaled $1.9 billion during the first nine months of 2003 compared to $1.6 million during the first nine months of 2002. Certificate maturities and cash surrenders totaled $1.8 billion during the first nine months of 2003, compared to $1.3 billion during the first nine months of 2002.

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

Debt securities and marketable equity securities are classified as Available-for-Sale and are carried at fair value. The Available-for-Sale classification does not mean that AECC expects to sell these securities, but that these securities are available to meet possible liquidity needs should there be significant changes in market interest rates or certificate owner redemptions.

Cash used in investing activities was $322.5 million and $278.4 million during the first nine months of 2003 and 2002, respectively. This change was primarily due to decreased amounts due to brokers in 2003, while in the 2002 period amounts due to brokers increased, and an increase in purchases of Available-for-Sale investments and other investments, partially offset by an increase in sales and maturities of such securities.

Cash provided by financing activities was $174.9 million and $365.2 million during the first nine months of 2003 and 2002, respectively. This decrease primarily resulted from a decrease in net certificate inflows of $160.3 million together with a $30 million return of capital payment to AEFC.

Impact of Market-Volatility on Results of Operations

AECC is exposed to risk associated with fluctuating interest payments from certain certificate products tied to the London Interbank Offering Rate (LIBOR) as such certificate product crediting rates reset at shorter intervals than the changes in the investment portfolio yield related to new investments and reinvestments. Therefore, AECC's spreads may be negatively impacted by increases in the general level of interest rates. AECC hedges the risk of rising interest rates by entering into pay-fixed, receive-variable (LIBOR-based) interest rate swaps that convert fluctuating crediting rate payments to fixed payments, effectively protecting AECC from unfavorable interest rate movements. The interest rate swaps are treated as cash flow hedges per Statement of Financial Accounting Standards (SFAS) No. 133. At September 30, 2003, AECC had $900 million notional of interest rate swaps expiring at various dates from January 2004 through February 2005.

AECC is also exposed to risk associated with fluctuations in the stock market from three series of its certificate products. Such amounts credited to the certificate owners' accounts is tied to the relative change in a major stock market index between the beginning and end of the certificates' terms. AECC purchases and writes equity index call options on a major stock market index in order to meet such obligations. The recent appreciation in the S&P 500 caused a relatively substantial increase in AECC's provision for certificate reserves, which was effectively offset by an increase in net pre-tax gains on equity index options.

The ratio of shareholder's equity, excluding accumulated other comprehensive
(loss) income net of tax, to total assets less certificate loans and net unrealized holding gains and losses on investment securities (the Capital-to-Assets-Ratio) was 5.7 percent and 5.5 percent at September 30, 2003 and December 31, 2002, respectively. In accordance with an informal agreement established with the Commissioner of Commerce for the State of Minnesota, AECC has agreed to maintain, at all times, a minimum Capital-to-Assets Ratio of 5 percent.

OTHER REPORTING MATTERS
Accounting Developments

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which addresses consolidation by business enterprises of variable interest entities (VIEs). In October 2003, the FASB issued a statement delaying the effective date of FIN 46. Certain disclosures are required for financial statements issued after

January 31, 2003 and are addressed in Note 1 to the Financial Statements. The adoption of FIN 46 is not expected to have a material impact on the Company's financial statements. However, the Company continues to evaluate all relationships and interests in entities that may be considered VIEs as detailed interpretations of FIN 46 continue to emerge.

In April 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 amends and clarifies accounting for derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified and hedging relationships designated after June 30, 2003, and to certain preexisting contracts. SFAS No. 149 did not have a material impact on the Company's financial statements.

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

Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits

               See Exhibit Index on page E-1 hereof.

          (b) Reports on Form 8-K

               There were no reports on Form 8-K filed by AECC during the quarterly period ended September 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMERICAN EXPRESS CERTIFICATE COMPANY
                                                         (Registrant)




         Date:  November 14, 2003         By   /s/ Paula R. Meyer
                                               --------------------
                                                   Paula R. Meyer
                                                   Chief Executive Officer




         Date:  November 14, 2003         By   /s/ John T. Sweeney
                                               -------------------
                                                   John T. Sweeney
                                                   Principal and Chief
                                                   Financial Officer

                                  EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit                             Description

31.1 Certification of Paula R. Meyer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2 Certification of John T. Sweeney pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1 Certification of Paula R. Meyer and John T. Sweeney pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.