Form 10-K
period 2003-12-31
AMERICAN EXPRESS CERTIFICATE CO
filed 2004-03-30
CIK 52428

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               __________________

                                    FORM 10-K
                               __________________


|X| ANNUAL REPORT PURSUANT TO SECTION 30 OF THE INVESTMENT COMPANY ACT OF 1940
         AND SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003

                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________to ________

                           Commission File No. 2-23772
                      American Express Certificate Company
             (Exact name of registrant as specified in its charter)

               Delaware                                    41-6009975
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)


               52 AXP Financial Center
               Minneapolis, Minnesota                           55474
      (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (612) 671-3131
          Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
          Title of each class                         on which registered
          -------------------------                  ------------------------
           None                                        None

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes _____ No __X__

     As of December 31, 2003, there were no voting shares held by non-affiliates of the registrant. Common shares of the registrant outstanding at March 29, 2004 were 150,000.

                       Documents Incorporated By Reference
                                      None

The registrant meets the conditions set forth in General Instructions I (1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.
================================================================================

                                TABLE OF CONTENTS
Form 10-K
Item Number

                                                                          Page
PART I

  1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . .      1 - 6

  2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . .          6

  3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .          6

  4.  Submission of Matters to a Vote of Security Holders. . . . . .          7

PART II

  5.  Market for the Registrant's Common Stock and Related
      Stockholder Matters. . . . . . . . . . . . . . . . . . . . . .          7

  6.  Selected Financial Data. . . . . . . . . . . . . . . . . . . .          7

  7.  Management's Discussion and Analysis of Financial Condition and
      Results of Operation . . . . . . . . . . . . . . . . . . . . .     8 - 13

 7A.  Quantitative and Qualitative Disclosures About Market Risk . .         14

  8.  Financial Statements and Supplementary Data. . . . . . . . . .         14

  9.  Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure . . . . . . . . . . . . . . . . . . . . .         14

 9A.  Controls and Procedures. . . . . . . . . . . . . . . . . . . .         14

PART IV

 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K       15

      Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .    16 - 17

      Index to Financial Statements. . . . . . . . . . . . . . . . .        F-1

      Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . .  E-1 - E-4

                                     PART I


ITEM 1.  BUSINESS

American Express Certificate Company (AECC) is incorporated under the laws of Delaware. AECC's principal executive offices are located at 52 AXP Financial Center, Minneapolis, Minnesota 55474, and its telephone number is (612) 671-3131. American Express Financial Corporation (AEFC), a Delaware corporation located at 200 AXP Financial Center, Minneapolis, Minnesota 55474, owns 100 percent of the outstanding voting securities of AECC. AEFC is a wholly-owned subsidiary of American Express Company (American Express), a New York Corporation, with headquarters at World Financial Center, 200 Vesey Street, New York, New York 10285.

AECC is registered as an investment company under the Investment Company Act of 1940 ("the 1940 Act") and is in the business of issuing face-amount investment certificates. Face-amount certificates issued by AECC entitle the certificate owner to receive at maturity a stated amount of money and interest or credits declared from time to time by AECC, at its discretion. The certificates issued by AECC are not insured by any government agency. AECC's certificates are sold primarily by American Express Financial Advisors Inc. (AEFAI), and American Express Bank Ltd. (AEB), both affiliates of AECC. AEFAI is registered as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico. AEFC acts as investment advisor for AECC.

As of the date of this report, AECC offered nine different certificate products to the public: "American Express Cash Reserve Certificate", "American Express Flexible Savings Certificate", "American Express Installment Certificate", "American Express Preferred Investors Certificate", "American Express Stock Market Certificate", "American Express Market Strategy Certificate", "American Express Equity Indexed Savings Certificates", "American Express Investors Certificate" (including a form of American Express Investors Certificate offered to select investors who, among other things, invest at least $100,000 in the certificate), and "American Express Special Deposits". The American Express Special Deposits is marketed only through offices of AEB, an indirect wholly-owned subsidiary of American Express in England, and is not registered for sale in the United States. All certificates are currently sold without a sales charge. The American Express Flexible Savings Certificate, the American Express Installment Certificate, the American Express Preferred Investors Certificate, the American Express Stock Market Certificate, the American Express Market Strategy Certificate, the American Express Equity Indexed Savings Certificates, the American Express Investors Certificate and the American Express Special Deposits currently bear surrender charges for premature surrenders. All of the above described certificates, except the American Express Special Deposits, are distributed pursuant to a Distribution Agreement with AEFAI. With respect to the American Express Investors Certificate and a form of the American Express Stock Market Certificate, AEFAI, in turn, has Selling Agent Agreements with American Express Bank International (AEBI), a direct subsidiary of AEB, and Coutts & Co. (USA) International (Coutts), a subsidiary of National Westminster Bank PLC. With respect to the American Express Special Deposits, AECC has a Marketing Agreement with AEB. With respect to American Express Stock Market Certificate, AEFAI has a Selling Agent Agreement effective March 10, 1999 with Securities America Inc., an affiliate of AECC. With respect to American Express Equity Indexed Savings

Certificates, AEFAI has a Selling Dealer Agreement effective July 31, 2000 with Securities America, Inc. There is no assurance that AECC's certificates will be sold by Securities America Inc.

AEBI and Coutts are Edge Act  corporations  organized  under the  provisions  of
Section 25(a) of the Federal Reserve Act. AEFAI has entered into a consulting agreement with AEBI under which AEBI provides consulting services related to any selling agent agreements between AEFAI and other Edge Act corporations.

Except for the American Express Investors Certificate, the American Express Stock Market Certificate sold through AEBI, and the American Express Special Deposits, all of AECC's certificate products are available as qualified investments for IRAs, 401(k) plans, and other qualified retirement plans. The specified maturities of AECC's certificate products range from ten to twenty years. Within that maturity period, most certificates have interest crediting rate terms ranging from one to thirty-six months. Interest crediting rates are subject to change and certificate product owners can surrender their certificates without penalty at term end.

The American Express Cash Reserve Certificate is a single payment certificate that permits additional investments. AECC guarantees interest in advance for a three-month term on these certificates.

The American Express Flexible Savings Certificate is a single payment certificate that permits a limited amount of additional payments and on which AECC guarantees interest in advance for a term of six, twelve, eighteen, twenty-four, thirty or thirty-six months, and potentially other terms, at the certificate product owner's option.

The  American  Express   Installment   Certificate  is  an  installment  payment
certificate that declares interest in advance for a three-month period and offers bonuses for up to four certificate years for regular investments.

The American Express Preferred Investors Certificate is a single payment certificate that combines a fixed rate of return with AECC's guarantee of principal for investments ranging from $250,000 to $5 million. Interest crediting rates are guaranteed in advance by AECC for a term of one, two, three, six, twelve, twenty-four or thirty-six months, at the certificate product owner's option.

The American Express Stock Market Certificate is a single payment certificate that offers the certificate product owner the opportunity to have all or part of the certificate product returns tied to fifty-two week stock market performance, as measured by a broad stock market index, with return of principal guaranteed by AECC. The owner can also choose to earn a fixed rate of interest. This certificate is also marketed by AEBI and Coutts, under Selling Agent Agreements with AEFAI, to AEBI's clients and certain of Coutts' clients, respectively, who are neither citizens nor residents of the United States.

The American Express Market Strategy Certificate is a flexible payment certificate that pays interest at a fixed rate or that offers the certificate product owner the opportunity to have all or part of the certificate product returns tied to fifty-two week stock market performance as measured by a broad stock market index, for a series of fifty-two week terms starting every month or at intervals the certificate product owner selects.

The American Express Equity Indexed Savings Certificates is a single payment certificate that offers the certificate product owner the opportunity to have all or part of the certificate product returns tied to a fifty two week stock market performance, as measured by a broad stock market index, with return of principal guaranteed by AECC. The certificate is sold by Securities America, Inc. under a selling agreement with AEFAI.

The American Express Investors Certificate is a single payment certificate that generally permits additional payments within fifteen days of term renewal. Interest crediting rates are guaranteed in advance by AECC for a term of one, two, three, six, twelve, twenty-four, or thirty-six months, at the certificate product owner's option. AEBI and Coutts, under Selling Agent Agreements with AEFAI, currently sell this certificate only to AEBI's clients and certain of Coutts' clients, respectively, who are neither citizens nor residents of the United States.

The American Express Special Deposits is a single payment certificate that generally permits additional payments within fifteen days of term renewal. Interest crediting rates are guaranteed in advance by AECC for a term of one, two, three, six, twelve, twenty-four, or thirty-six months, at the certificate product owner's option. This certificate is currently marketed by AEB through its London office, under a Marketing Agreement with AECC, only to AEB's clients who are neither citizens nor residents of the United States. This certificate is not registered for sale in the United States.

AECC also offers the Series D-1 Investment Certificate in connection with certain employee benefit plans available to eligible AEFC employees, financial advisors, retirees, and eligible employees of the American Express funds, and to Individual Retirement Accounts (IRAs) of persons retired as employees or financial advisors with AEFC.

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

For all the certificates, except for the American Express Preferred Investors Certificate, the American Express Investors Certificate, and the American Express Special Deposits products, AECC's current policy is to re-evaluate the certificate product interest crediting rates weekly to respond to marketplace changes. For the American Express Preferred Investors Certificate, the American Express Investors Certificate, and the American Express Special Deposits products, AECC's current policy is to re-evaluate such rates on a daily basis. For each product, AECC refers to an independent index or source to set the rates for new sales. Except for the American Express Special Deposits product, AECC must set the rates for an initial purchase of the certificate within a specified range of the rate from such index or source. For renewals, AECC uses such rates as an indication of the competitors' rates, but is not required to set rates within a specified range.

For the American Express Cash Reserve Certificate product, the published rates of the U.S. ninety day treasury bill are used as a guide in setting rates. For the American Express Flexible Savings Certificate and the American Express Series D-1 Investment Certificate products, the published rates of the BANK RATE MONITOR Top 25 Market Average(R) (the BRM Average(R)) for various length bank certificates of deposit are used as the guide in setting rates. For the American Express Installment Certificate product, the average interest rate for money market deposit accounts, as published by the BRM Average(R), is used as a guide in setting rates. For the American Express Investors Certificate, American Express Preferred Investors Certificate, and American Express Special Deposits products, the published average rates for comparable length dollar deposits available on an interbank basis, referred to as the London Interbank Offering Rates (LIBOR), are used as a guide in setting rates.

To compete with popular short-term investment vehicles such as certificates of deposit, money market certificates, and money market mutual funds that offer comparable yields, liquidity and safety of principal, AECC offers the American Express Cash Reserve Certificate and the American Express Flexible Savings Certificate. The yields and features on these certificate products are designed to be competitive with such short-term products. The American Express Investors Certificate, American Express Preferred Investors Certificate, and American Express Special Deposits products also compete with short-term products, and use LIBOR rates. The American Express Installment Certificate product is intended to help clients save systematically and may compete with passbook savings and NOW accounts. The American Express Stock Market Certificate, American Express Market Strategy Certificate and American Express Equity Indexed Savings Certificates products are designed to offer returns tied to a major stock market index and principal guaranteed by AECC. Certain banks offer certificates of deposit that have features similar to the American Express Stock Market Certificate, American Express Market Strategy Certificate, and American Express Equity Indexed Savings Certificates products.

AECC's net investment income is derived principally from interest and, to a lesser extent, dividends generated by its investments. AECC's net income is determined by deducting from net investment income provision expenses for certificate reserves, and other expenses, including taxes, fees paid to AEFC for investment advisory and other services, distribution fees paid to AEFAI, and marketing fees paid to AEB.

AECC's certificate product payments received and certificate surrenders paid for each of the three years ended December 31, 2003 were (in millions of US dollars):

                                             2003          2002           2001
Single Payment Certificates
     Non-Qualified
        Payments through:
          AEFAI                            $1,124.2      $1,116.1       $1,044.9
          AEBI, AEB, and Coutts            $1,095.4      $  512.6       $  562.8
        Surrenders through:
          AEFAI                            $1,039.2      $  865.1       $  865.1
          AEBI, AEB, and Coutts            $  999.6      $  601.5       $  585.5

     Qualified
        Payments through:
          AEFAI                            $  312.4      $  361.6       $  263.3
        Surrenders through:
          AEFAI                            $  292.6      $  224.1       $  167.8



Installment Payment Certificates
     Through AEFAI

     Non-Qualified
       Payments                            $   38.6      $   40.8       $   41.1
       Surrenders                          $   47.9      $   57.2       $   68.7

     Qualified
       Payments                            $     .6      $     .3       $     .3
       Surrenders                          $     .7      $     .5       $     .7

For the year ended December 31, 2003, 43.3 percent of single payment certificate products payments were through AEBI, AEB, and Coutts; and 12.3 percent of payments received by AECC on single payment certificate products and 1.5 percent of payments received by AECC on installment certificate products were from tax-qualified certificate products for use in IRAs, 401(k) plans, and other qualified retirement plans.

The certificates offered by AEFAI are sold pursuant to a distribution agreement which is terminable on sixty days' notice and is subject to annual approval by AECC's Board of Directors, including a majority of the directors who are not "interested persons" of AEFAI or AECC as that term is defined in the 1940 Act. The distribution agreement provides for the payment of distribution fees to AEFAI for services provided. For the sale of the American Express Investors Certificate and the American Express Stock Market Certificate by AEBI, AEFAI, in turn, has Selling Agent Agreements with AEBI and Coutts. For the sale of American Express Stock Market Certificate, AEFAI has a Selling Agent Agreement with Securities America Inc. effective March 10, 1999. For the sale of American Express Equity Indexed Savings Certificates, AEFAI has a Selling Dealer Agreement with Securities America Inc., effective July 31, 2000. For marketing American Express Special Deposits, AECC has a Marketing Agreement with AEB. These agreements are terminable upon sixty days' notice and subject to annual review by directors who are not "interested persons" of AEFAI or AECC except that such annual review is not required for selling agent agreements.

AECC receives advice, statistical data, and recommendations with respect to the acquisition and disposition of securities in its investment portfolio from AEFC, under an investment management agreement, which is subject to annual review and approval by AECC's Board of Directors, including a majority of the directors who are not "interested persons" of AEFC or AECC.

AECC is required to maintain cash and "qualified investments" meeting the standards of Section 28(b) of the 1940 Act, as modified by an order of the Securities and Exchange Commission (the SEC). The amortized cost of such investments must be at least equal to AECC's net liabilities on all outstanding face-amount certificates plus $250,000. So long as AECC wishes to rely on the SEC order, as a condition to the order, AECC has agreed to maintain an amount of unappropriated retained earnings and capital equal to at least 5 percent of net certificate reserves. For these purposes, net certificate reserves means certificate reserves less outstanding certificate loans. In determining compliance with this condition, qualified investments are valued in accordance with the provisions of Minnesota Statutes where such provisions are applicable. AECC's qualified assets consist of cash and cash equivalents, first mortgage loans on real estate and other loans, U.S. government and government agency securities, municipal bonds, corporate bonds, preferred stocks and other securities meeting specified standards. AECC has also entered into a written informal understanding with the State of Minnesota, Department of Commerce, that AECC will maintain capital equal to 5 percent of the assets of AECC (less any loans on outstanding certificates). When computing its capital for these purposes, AECC values its assets on the basis of statutory accounting for insurance companies rather than generally accepted accounting principles. AECC is subject to annual examination and supervision by the State of Minnesota, Department of Commerce (Banking Division).

Distribution fees on sales of certain series of certificate products are deferred and amortized over the estimated lives of the related certificates, which is approximately one year and can be up to 10 years. Upon surrender prior to maturity, unamortized deferred distribution fees are reflected in expenses and any related surrender charges are reflected as a reduction to the provision expense for certificate reserves. Products are designed to recover such costs within the surrender charge period.


ITEM 2.  PROPERTIES

None.


ITEM 3.  LEGAL PROCEEDINGS

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

Item omitted pursuant to General Instructions I (2)(c) of Form 10-K.


                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

There is no market for AECC's common stock since it is a wholly-owned subsidiary of AEFC and, indirectly, of American Express Company. Frequency and amount of return of capital amounts paid to AEFC during the past two years were (in millions of dollars):

         For the year ended December 31, 2003:
         August 8, 2003                                            $30
         December 15, 2003                                          20
                                                                   ---
                  Total                                            $50
                                                                   ===

         For the year ended December 31, 2002:

         December 30, 2002                                         $10
                                                                   ===

Restriction on AECC's present or future ability to make return of capital payments or to pay dividends to AEFC:

Certain series of installment certificate products outstanding provide that cash dividends may be paid by AECC only in calendar years for which additional credits of at least 1/2 of 1 percent on such series of certificates have been authorized by AECC. This restriction was removed for 2003 and 2002 by AECC's declaration of additional credits in excess of this requirement.

Appropriated retained earnings resulting from the pre-declaration of additional credits to AECC's certificate product owners are not available for the payment of dividends by AECC. In addition, AECC will discontinue issuance of certificates subject to the pre-declaration of additional credits and will make no further pre-declaration as to outstanding certificates if at any time the capital and unappropriated retained earnings of AECC should be less than 5 percent of net certificate reserves (certificate reserves less certificate loans). At December 31, 2003, the capital and unappropriated retained earnings amounted to 5.8 percent of net certificate reserves.

ITEM 6. SELECTED FINANCIAL DATA

Item omitted pursuant to General Instructions I (2)(a) of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Results of Operations
American Express Certificate Company's (AECC's) net income is derived primarily from the after-tax yield on investments and realized investment gains (losses), less investment expenses and interest credited on certificate reserve liabilities. Changes in net income trends occur largely due to changes in investment returns, interest crediting rates to certificate products, the mix of fully taxable and tax-advantaged investments in AECC's portfolio and from realization of investment gains (losses). AECC follows accounting principles generally accepted in the United States (GAAP).

Net income increased $6.8 million, or 14.8 percent, reflecting increased investment income, increased gross realized gains and decreased gross realized losses on sale of investments, partially offset by slightly higher investment expenses and a higher provision expense for certificate reserves. In 2002, the net income was significantly higher than 2001. The 2001 results included net pre-tax realized losses on investments of ($92.4 million), primarily due to a ($36.9 million) loss to recognize the impact of higher default assumptions used to determine impairment on rated structured investments and a ($57.1 million) loss on high-yield securities.

Investment income increased $43.1 million, or 19.5 percent, reflecting a $66.0 million increase in net pre-tax gains on equity index options, partially offset by lower investment portfolio yields. The increase in net pre-tax gains on equity index options was due to the effect of appreciation in the S&P 500 on the value of options economically hedging stock market certificate products. Investment income for 2002 was $16.8 million or 8.2 percent higher than 2001 as a result of higher levels of invested assets and lower losses on interest rate swap agreements in 2002.

The favorable impact on investment income from the equity index options was largely offset by the increase in provision expenses for certificate reserves. Provision for certificate reserves increased $41.2 million or 41.1 percent reflecting the effect on stock market certificates of appreciation in the S&P 500 this year versus depreciation last year, partially offset by lower interest crediting rates on the interest rate sensitive portion of AECC's certificate product portfolio. The 2002 provision for certificate reserves was significantly lower than 2001 as a result of lower client interest crediting rates, partially offset by an increase in certificate reserves during 2002.

AECC's gross realized gains on sales of securities classified as Available-for-Sale, using the specific identification method, were $47.1 million and $23.4 million for the years ended December 31, 2003 and 2002, respectively. Gross realized losses on sales were ($2.8 million) and ($15.7 million) for the same periods. AECC also recognized losses of ($36.0 million) and ($15.8 million) in other-than-temporary impairments on Available-for-Sale securities for the years ended December 31, 2003 and 2002, respectively. In 2001, gross realized gains on sales of securities classified as Available-for-Sale were $20.7 million while gross realized losses on sales of securities classified as Available-for-Sale were ($83.9 million). AECC also recognized other-than-temporary impairment losses on Available-for-Sale securities of ($27.9 million) in 2001.

Certain Critical Accounting Policies
AECC's significant accounting policies are described in Note 1 to the Financial Statements. The following provides a critical accounting policy on investment securities valuation that is important to the Financial Statements.

Investment securities valuation
Generally, investment securities are carried at fair value on the balance sheet with unrealized gains (losses) recorded in other comprehensive income (loss) within equity, net of income tax provisions (benefits). At December 31, 2003, AECC had net unrealized pretax gains on Available-for-Sale securities of $74.0 million. Gains and losses are recognized in results of operations upon disposition of the securities. In addition, losses are recognized when management determines that a decline in value is other-than-temporary, which requires judgment regarding the amount and timing of recovery. Indicators of other-than-temporary impairment for debt securities include issuer downgrade, default or bankruptcy. AECC also considers the extent to which cost exceeds fair value, the duration and size of that gap, and management's judgment about the issuer's current and prospective financial condition. Fair value is generally based on quoted market prices. As of December 31, 2003, there were $19 million in gross unrealized losses that related to $1.5 billion of securities based on fair values, of which only $30 million has been in a continuous unrealized loss position for twelve months or more. AECC does not believe that the unrealized loss on any individual security at December 31, 2003 represents an other-than-temporary impairment, and AECC has the ability and intent to hold these securities for a time sufficient to recover its amortized cost.

Liquidity and Capital Resources
AECC's principal sources of cash are receipts from sales of face-amount certificate products and cash flows from investments. AECC's principal uses of cash are payments to certificate product owners for matured and surrendered certificates, purchases of investments, and return of capital or dividend payments to AEFC.

Cash received from sales of certificates totaled $2.6 billion for the year ended December 31, 2003 compared to $2.0 billion for the year ended December 31, 2002. Certificate maturities and cash surrenders totaled $2.4 billion for the year ended December 31, 2003, compared to $1.8 billion and $1.7 billion for the years ended December 31, 2002 and 2001, respectively.

AECC, as an issuer of face-amount certificates, is impacted by significant changes in interest rates as interest crediting rates on certificate products generally reset at shorter intervals than the change in the yield on AECC's investment portfolio. In view of the continued uncertainty in the investment markets, AECC continues to invest in securities that provide for more immediate, periodic interest and principal payments, resulting in improved liquidity. To accomplish this, AECC continues to invest much of its cash flow in mortgage and asset-backed securities, and to a lesser extent, intermediate term corporate debt securities. In addition, AECC enters into interest rate swap contracts that effectively lengthen the interest crediting rate reset interval on certificate products. Also, on three series of AECC's certificates, interest is credited to certificate products based upon the relative change in a major stock market index between the beginning and end of the certificates' terms. To meet the obligations related to the provisions of these equity market sensitive certificates, AECC purchases and writes index call options on a major stock market index and, from time to time, enters into futures contracts.

AECC's investment program is designed to maintain an investment portfolio that will produce the highest possible after-tax yield within acceptable risk and liquidity parameters. The program considers investment securities as investments acquired to meet anticipated certificate product owner obligations.

Debt   securities   and   marketable   equity   securities   are  classified  as
Available-for-Sale and are carried at fair value. The Available-for-Sale classification does not mean AECC expects to sell these securities, but rather these securities are available to meet possible liquidity needs should there be significant changes in market interest rates or certificate owner redemptions.

At December 31, 2003, securities classified as Available-for-Sale were carried, in the aggregate, at a fair market value of $4.5 billion. Based on amortized costs, fixed maturity securities comprise 90 percent of AECC's total investment portfolio. Of these securities, 96 percent are investment grade. Investments primarily include mortgage and asset-backed securities, and to a lesser extent, corporate debt securities. AECC's corporate debt securities are a diverse portfolio with concentrations in the following industries: banking and finance, utilities, communications and media, and transportation. Other than U.S. Government Agency mortgage-backed securities, no one issuer represents more than 1 percent of AECC's total investment portfolio.

AECC paid AEFC return of capital amounts of $50 million and $10 million during 2003 and 2002, respectively. During the fourth quarter of 2001, AECC paid a $167 million capital dividend to AEFC by transferring at book value certain collateralized debt obligation (CDO) securities owned by AECC. In part, the dividend was paid to allow AEFC to transfer the CDO securities and related accrued interest into a securitization trust. Additionally, and during 2001, AECC received $240 million in cash as capital contributions from AEFC.

Cash used in investing activities was $448.7 million and $265.5 million in 2003 and 2002, respectively. This change was primarily due to decreased amounts due to brokers in 2003, while in 2002, amounts due to brokers increased, and an increase in purchases of Available-for-Sale securities and other investments, partially offset by an increase in sales and maturities of such securities.

Cash provided by financing activities was $246.8 million and $332.7 million in 2003 and 2002, respectively. This decrease primarily resulted from a decrease in net certificate inflows of $45.8 million together with an increase of $40 million of combined return of capital payments to AEFC.

Impact of Recent Market-Volatility on Results of Operations
The sensitivity analysis of two different tests of market risk discussed below estimate the effects of hypothetical sudden and sustained changes in the applicable market conditions on the ensuing year's earnings based on year-end positions. The market changes, assumed to occur as of year-end, are a 100 basis point increase in market interest rates and a 10 percent decline in a major stock market index. Computation of the prospective effects of hypothetical interest rate and major stock market index changes are based on numerous assumptions, including relative levels of market interest rates and the major stock market index level, as well as the levels of assets and liabilities. The hypothetical changes and assumptions presented will be different than what actually occurs in the future.

Furthermore, the computations do not anticipate actions that may be taken by management if the hypothetical market changes occur over time. As a result, actual earnings effects in the future will differ from those quantified below.

AECC primarily invests in intermediate-term and long-term fixed maturity securities to provide its certificate owners with a competitive rate of return on their certificate while managing risk. These investment securities provide AECC with a historically dependable and targeted margin between the interest rate earned on investments and the interest rate credited to certificate owners' accounts. AECC does not invest in securities to generate short-term trading profits for its own account.

AECC's goal is to manage interest rate sensitivity by modifying the length of the interest crediting rate reset interval on certificate products so that movements in interest rates do not adversely affect the interest credited to such certificate products. AEFC holds regularly scheduled investment committee meetings, which is comprised of senior business managers, to review models projecting various interest rate scenarios and risk/return measures and their effect on the profitability of AECC. The committee's objectives are to structure AECC's portfolio of investment securities based upon the type and behavior of the certificates in the certificate reserve liabilities, to achieve targeted levels of profitability within defined risk parameters and to meet certificate contractual obligations. Part of the committee's strategy includes entering into interest rate swaps to hedge interest rate risk.

AECC is exposed to risk associated with fluctuating interest payments from certain certificate products tied to the London Interbank Offering Rate (LIBOR). As such, certificate product interest crediting rates reset at shorter intervals than the changes in the investment portfolio yield related to new investments and reinvestments. Therefore, AECC's spreads may be negatively impacted by increases in the general level of interest rates. AECC hedges the risk of rising interest rates by entering into pay-fixed, receive-variable (LIBOR-based) interest rate swaps that convert fluctuating crediting rate payments to fixed payments, effectively protecting AECC from unfavorable interest rate movements. The interest rate swaps are treated as cash flow hedges per Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". At December 31, 2003, AECC had $900 million notional of interest rate swaps expiring at various dates from January 2004 through February 2005.

AECC is also exposed to risk associated with fluctuations in the equity market from three series of its certificate products. Such amounts credited to certificate product owners' accounts are tied to the relative change in a major stock market index between the beginning and end of the certificates' terms. AECC purchases and writes equity index call options on a major stock market index in order to meet such obligations. The recent appreciation in the S&P 500 caused a relatively substantial increase in AECC's provision expense for certificate reserves, which was effectively offset by an increase in net pre-tax gains on equity index options.

SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities


                                       -11
on the balance sheet and measure those instruments at fair value. Changes in the fair value of a derivative are recorded in earnings or directly to equity, depending on the instrument's designated use. Those derivative instruments that are designated and qualify as hedging instruments under SFAS No. 133 are further classified as either fair value hedges, cash flow hedges or hedges of a net investment in a foreign operation, based upon the exposure being hedged. See
Note 9 to the Financial Statements for further discussion of AECC's derivative and hedging activities.

The negative impact on AECC's annual pretax income of a 100 basis point increase in interest rates, which assumes certificate product interest crediting rate reset intervals and customer behavior based on the application of proprietary models, to the book of business at December 31, 2003 and 2002, would be $11.8 million and $0.6 million for 2003 and 2002, respectively. A 10 percent decrease in the level of a major stock market index would have a minimal impact on AECC's annual pretax income related as of December 31, 2003 and 2002, because the income effect is a decrease in option related income and a corresponding decrease in interest credited to the American Express Stock Market Certificate, American Express Market Strategy Certificate and American Express Equity Indexed Savings Certificates product owners' accounts.

The ratio of shareholder's equity, excluding accumulated other comprehensive income (loss) net of tax, to total assets less certificate loans and net unrealized gains (losses) on securities classified as Available-for-Sale (the Capital-to-Assets Ratio) at December 31, 2003 and 2002, was 5.4 percent and 5.5 percent, respectively. In accordance with an informal agreement established with the Commissioner of Commerce for the State of Minnesota, AECC has agreed to maintain at all times a minimum Capital-to-Assets Ratio of 5 percent.

Other Reporting Matters
In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which addresses consolidation by business enterprises of variable interest entities (VIEs) and was subsequently revised in December 2003. An entity is subject to consolidation according to the provisions of FIN 46, if, by design, either (i) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or, (ii) as a group, the holders of the equity investment at risk lack: (a) direct or indirect ability to make decisions about an entity's activities; (b) the obligation to absorb the expected losses of the entity if they occur; or (c) the right to receive the expected residual returns of the entity if they occur. In general, FIN 46 requires a VIE to be consolidated when an enterprise has a variable interest for which it is deemed to be the primary beneficiary which means that it will absorb a majority of the VIE's expected losses or receive a majority of the VIE's expected residual return.

FIN 46 did not impact the accounting for $27 million in a minority-owned secured loan trust (SLT) or $6 million in a collateralized debt obligation traunche (solely supported by a portfolio of high yield bonds), both of which are managed by third parties, as AECC is not the primary beneficiary. AECC has a 33 percent ownership interest in the SLT, which provides returns to investors primarily based on the performance of an underlying portfolio of high yield loans. The aggregate fair value of the loans related to AECC's pro rata share of this structure approximates $92.5 million. AECC's maximum exposure to loss as a result of its investment in this SLT is represented by the carrying value, which was $27 million at December 31, 2003.

In April 2003, the FASB issued Statement of Financial Accounting Standards Board
(SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 amends and clarifies accounting for derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified and hedging relationships designated after June 30, 2003, and to certain preexisting contracts. SFAS No. 149 did not have a material impact on AECC's financial statements.

Forward-Looking Statements
Certain statements in Item 7. of this Form 10-K Annual Report contain forward-looking statements, which are subject to risks and uncertainties. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "should," "could," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. AECC undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: AECC's ability to successfully implement a business model that allows for significant net income growth based on revenue growth that is lower than historical levels, including the ability to improve its operating expense to revenue ratio both in the short-term and over time, which will depend in part on the effectiveness of reengineering and other cost control initiatives, as well as factors impacting AECC's revenues; AECC's ability to grow its business, over time, which will depend on AECC's ability to manage its capital needs and the effect of business mix; the ability to increase investment spending, which will depend in part on the equity markets and other factors affecting revenues, and the ability to capitalize on such investments to improve business metrics; the accuracy of certain critical accounting estimates, including the fair value of the assets in AECC's investment portfolio (including those investments that are not readily marketable), fluctuation in the equity and fixed income markets, which can affect the amount and types of certificate products sold by AECC, potential deterioration in AECC's high-yield and other investments, which could result in further losses in AECC's investment portfolio; the ability of AECC to sell certain high-yield investments at expected values and within anticipated timeframes and to maintain its high-yield portfolio at certain levels in the future; and spreads in the certificate businesses; credit trends and the rate of bankruptcies, which can affect returns on AECC's investment portfolios; fluctuations in foreign currency exchange rates, which could affect commercial activities, among other businesses, or restrictions on convertibility of certain currencies; changes in laws or government regulations, including tax laws affecting AECC's businesses or that may affect the sales of the products and services that it offers, and regulatory activity in the areas of customer privacy, consumer protection, business continuity and data protection; the adoption of recently issued accounting rules related to the consolidation of variable interest entities, including those involving collateralized debt obligations and secured loan trusts, that AECC invests in, which could affect both AECC's balance sheet and results of operations; and outcomes and costs associated with litigation and compliance and regulatory matters. A further description of these and other risks and uncertainties can be found in AECC's other reports filed with the SEC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Items required under this section are included in the Management's Discussion and Analysis of Financial Condition and Results of Operations under the section titled Impact of Recent Market-Volatility on Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements at page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

AECC's management, with the participation of the AECC's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, AECC's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Items omitted pursuant to General Instructions I (2)(c) of Form 10-K.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 10-K

     (a) 1. Financial Statements:

            See Index to Financial Statements on page F-1 hereof.

         2. Financial Statement Schedules:

            See Index to Financial Statements on page F-1 hereof.

         3. Exhibits:

            See Exhibit Index on pages E-1 through E-4 hereof.

         (b)  Reports on Form 8-K:

         For 8-K, filed November 15, 2003, Item 5, reporting that, on November 15, 2003, AECC appointed Brian J. McGrane as Chief Financial Officer. He succeeds John T. Sweeney, who was recently appointed Vice President, Brokerage and Banking at AEFC.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT                         American Express Certificate Company


BY                                 /s/ Paula R. Meyer
                                   ------------------
NAME AND TITLE                         Paula R. Meyer, President
DATE                                   March 29, 2004

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


BY                                 /s/ Paula R. Meyer
                                   ------------------
NAME AND TITLE                         Paula R. Meyer, President and Director
                                       (Principal Executive Officer)
DATE                                   March 29, 2004


BY                                 /s/ Brian J. McGrane
                                   --------------------
NAME AND TITLE                         Brian J. McGrane, Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)
DATE                                   March 29, 2004


BY                                 /s/ Jeryl A. Millner
                                   --------------------
NAME AND TITLE                         Jeryl A. Millner, Vice President and
                                       Controller
                                       (Principal Accounting Officer)
DATE                                   March 29, 2004


BY                                 /s/ Rodney P. Burwell **
                                   ------------------------
NAME AND TITLE                         Rodney P. Burwell, Director
DATE                                   March 29, 2004


BY                                 /s/ Kent M. Bergene **
                                   ----------------------
NAME AND TITLE                         Kent M. Bergene, Director
DATE                                   March 29, 2004


BY                                 /s/
                                   ------------------------
NAME AND TITLE                         Jean B. Keffeler, Director
DATE                                   March 29, 2004

BY                                 /s/ Thomas R. McBurney **
                                   -------------------------
NAME AND TITLE                         Thomas R. McBurney, Director
DATE                                   March 29, 2004


BY                                 /s/ Walter S. Berman * **
                                   -------------------------
NAME AND TITLE                         Walter S. Berman, Director and Treasurer
DATE                                   March 29, 2004


BY                                 /s/ Karen M. Bohn **
                                   --------------------
NAME AND TITLE                         Karen M. Bohn, Director
DATE                                   March 29, 2004



 * Signed pursuant to Officers' Power of Attorney dated March 3, 2004, filed electronically herewith as Exhibit 24(a).

** Signed pursuant to Directors' Power of Attorney dated March 3, 2004, filed electronically herewith as Exhibit 24(b).



/s/ Paula R. Meyer
---------------------
    Paula R. Meyer

Index to Financial Statements and Schedules
Financial Statements:

Part I.   Financial Information:

          Item 1. Financial Statements

                  Responsibility of Management                               F-2

                  Report of Ernst & Young LLP Independent Auditors           F-3

                  Balance Sheets - December 31, 2003 and 2002          F-4 - F-5

                  Statements of Operations - Years ended December
                  31, 2003, 2002 and 2001                              F-6 - F-7

                  Statements of Cash Flows - Years ended December
                  31, 2003, 2002 and 2001                                    F-8

                  Statements of Comprehensive Income -Years ended
                  December 31, 2003, 2002 and 2001                           F-9

                  Statements of Shareholder's Equity - Years ended
                  December 31, 2003, 2002 and 2001                          F-10

                  Notes to Financial Statements                      F-11 - F-31

Schedule No.:

          Financial Schedules:

I         Investments in Securities of Unaffiliated Issuers,
          December 31, 2003                                          F-32 - F-44

II        Investments in and Advances to Affiliates and Income
          thereon, December 31, 2003, 2002 and 2001                  F-45 - F-46

III       Mortgage Loans on Real Estate and Interest earned on
          Mortgages, year ended December 31, 2003                    F-47 - F-50

V         Qualified Assets on Deposit, December 31, 2003                    F-51

VI        Certificate Reserves, year ended December 31, 2003         F-52 - F-82

VII       Valuation and Qualifying Accounts, years ended December
          31, 2003, 2002 and 2001                                           F-83

Schedules I, III and VI for the year ended December 31, 2002, and Schedule VI for the year ended December 31, 2001, are included in Registrant's Annual Reports on Form 10-K for the fiscal years ended December 31, 2002 and December 31, 2001, respectively, Commission file 2-23772, and are incorporated herein by reference.

All other Schedules required by Article 6 of the Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

American Express Certificate Company

Responsibility of Management

The management of American Express Certificate Company (AECC) is responsible for the preparation and fair presentation of its Financial Statements, which have been prepared in conformity with accounting principles generally accepted in the United States; and include amounts based on the best judgment of management. AECC's management is also responsible for the accuracy and consistency of other financial information included in this filing.

In recognition of its responsibility for the integrity and objectivity of data in the financial statements, AECC maintains a system of internal control over financial reporting which is designed to provide reasonable, but not absolute, assurance with respect to the reliability of AECC's financial statements. The concept of reasonable assurance is based on the notion that the cost of internal control should not exceed the benefits derived.

The internal control system is founded on an ethical climate and includes: (i) an organizational structure with clearly defined lines of responsibility, policies and procedures; (ii) a Code of Conduct; and (iii) a careful selection and training of employees. Internal auditors monitor and assess the effectiveness of internal control and report their findings to management and the Board of Directors throughout the year. AECC's independent auditors are engaged to express an opinion on the year-end financial statements and, with the coordinated support of the internal auditors, review the financial records and related data and test internal control system over financial reporting to the extent they believed necessary to support their report.

Report of Ernst & Young LLP Independent Auditors

The Board of Directors and Security Holders
American Express Certificate Company:

We have audited the accompanying balance sheets of American Express Certificate Company, a wholly-owned subsidiary of American Express Financial Corporation, as of December 31, 2003 and 2002, and the related statements of operations, comprehensive income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also include the financial statement schedules listed in the index at Item 8. These financial statements and schedules are the responsibility of the management of American Express Certificate Company. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2003 and 2002, by correspondence with custodians. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Express Certificate Company at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


ERNST & YOUNG LLP
Minneapolis, Minnesota
January 26, 2004

Balance Sheets
AMERICAN EXPRESS CERTIFICATE COMPANY



December 31, (Thousands, except share amount)                                                    2003               2002
----------------------------------------------------------------------------------------------------------------------------
Assets

Qualified Assets (Note 2)
----------------------------------------------------------------------------------------------------------------------------


Investments in unaffiliated issuers (Note 3):
  Cash and cash equivalents                                                                   $   25,099         $  240,323
  Available-for-Sale securities                                                                4,509,726          4,389,396
  First mortgage loans on real estate and other loans                                            469,309            452,243
  Certificate loans - secured by certificate reserves                                             15,606             18,614
----------------------------------------------------------------------------------------------------------------------------

Total investments                                                                              5,019,740          5,100,576
----------------------------------------------------------------------------------------------------------------------------


Receivables:
  Dividends and interest                                                                          36,007             34,114
  Investment securities sold                                                                       7,946             24,170
----------------------------------------------------------------------------------------------------------------------------

Total receivables                                                                                 43,953             58,284
----------------------------------------------------------------------------------------------------------------------------


Equity index options (Note 9)                                                                    153,162             34,403
----------------------------------------------------------------------------------------------------------------------------


Total qualified assets                                                                         5,216,855          5,193,263
----------------------------------------------------------------------------------------------------------------------------


Other Assets
----------------------------------------------------------------------------------------------------------------------------


Due from AEFC for federal income taxes                                                            22,963                  -
Deferred taxes, net (Note 8)                                                                       9,321                  -
Deferred distribution fees and other                                                               6,453              6,506
----------------------------------------------------------------------------------------------------------------------------


Total other assets                                                                                38,737              6,506
----------------------------------------------------------------------------------------------------------------------------

Total assets                                                                                  $5,255,592         $5,199,769
----------------------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements

Balance Sheets (continued)
AMERICAN EXPRESS CERTIFICATE COMPANY


December 31, (Thousands, except share amount)                                                     2003               2002
----------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholder's Equity

Liabilities
----------------------------------------------------------------------------------------------------------------------------

Certificate Reserves (Note 5):
  Installment certificates:
    Reserves to mature                                                                        $  146,052         $  168,957
    Additional credits and accrued interest                                                        3,514              3,988
    Advance payments and accrued interest                                                            499                564
    Other                                                                                             32                 34
  Fully paid certificates:
    Reserves to mature                                                                         4,573,514          4,277,348
    Additional credits and accrued interest                                                       64,114             42,311
  Due to unlocated certificate holders                                                                92                170


----------------------------------------------------------------------------------------------------------------------------


Total certificate reserves                                                                     4,787,817          4,493,372
----------------------------------------------------------------------------------------------------------------------------

Accounts Payable and Accrued Liabilities:
  Due to AEFC (Note 7)                                                                               880                887
  Due to AEFC for federal income taxes                                                                 -              3,908
  Due to other affiliates (Note 7)                                                                   560                690
  Deferred taxes, net (Note 8)                                                                         -             29,556
  Payable for investment securities purchased                                                      9,173            263,658
  Equity index options and other liabilities (Note 9)                                            133,949             48,309
----------------------------------------------------------------------------------------------------------------------------

Total accounts payable and accrued liabilities                                                   144,562            347,008
----------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                              4,932,379          4,840,380
----------------------------------------------------------------------------------------------------------------------------

Commitments (Note 4)
----------------------------------------------------------------------------------------------------------------------------

Shareholder's Equity (Note 6)
----------------------------------------------------------------------------------------------------------------------------

Common stock, $10 par - authorized and issued 150,000 shares                                       1,500              1,500
Additional paid-in capital                                                                       323,844            373,844
Retained earnings (accumulated deficits):
  Appropriated for pre-declared additional credits and interest                                      184                811
  Appropriated for additional interest on advance payments                                            15                 15
  Unappropriated                                                                                 (46,556)          (100,142)
Accumulated other comprehensive income  - net of tax (Note 1)                                     44,226             83,361
----------------------------------------------------------------------------------------------------------------------------

Total shareholder's equity                                                                       323,213            359,389
----------------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholder's equity                                                    $5,255,592         $5,199,769
----------------------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements

Statements of Operations
AMERICAN EXPRESS CERTIFICATE COMPANY



Years ended December 31, (Thousands)                                          2003                2002                2001
----------------------------------------------------------------------------------------------------------------------------

Investment Income
Interest income from unaffiliated investments:
  Available-for-Sale securities                                             $204,932            $227,609            $214,534
  Mortgage loans on real estate and other loans                               27,093              27,719              25,133
  Certificate loans                                                              933               1,095               1,293
Dividends                                                                      5,074               9,949              19,986
Equity index options (Note 9)                                                 29,538             (36,421)            (39,510)
Interest rate swap agreements (Note 9)                                        (5,301)             (9,780)            (17,616)
Other                                                                          1,969                 980                 525
----------------------------------------------------------------------------------------------------------------------------

Total investment income                                                      264,238             221,151             204,345
----------------------------------------------------------------------------------------------------------------------------

Investment Expenses
AEFC and affiliated company fees (Note 7):
  Distribution                                                                29,731              29,762              30,924
  Investment advisory and services                                            10,436               9,980               9,248
  Transfer agent                                                               3,378               3,203               3,161
  Depository                                                                     349                 321                 285
Other                                                                            523                 360                 432
----------------------------------------------------------------------------------------------------------------------------

Total investment expenses                                                     44,417              43,626              44,050
----------------------------------------------------------------------------------------------------------------------------

Net investment income before provision for certificate
reserves and income tax (expense) benefit                                   $219,821            $177,525            $160,295


See Notes to Financial Statements

Statements of Operations (continued)
AMERICAN EXPRESS CERTIFICATE COMPANY



Years  ended December 31, (Thousands)                                                      2003           2002       2001
-----------------------------------------------------------------------------------------------------------------------------


Provision for Certificate Reserves (Note 5)
According to the terms of the certificates:
  Provision for certificate reserves                                                   $  6,043       $  7,888     $ 10,321
  Interest on additional credits                                                            425            543          597
  Interest on advance payments                                                               17             19           34
Additional credits/interest authorized by AECC:
  On fully paid certificates                                                            132,975         88,201      138,020
  On installment certificates                                                             3,379          4,757        7,559
-----------------------------------------------------------------------------------------------------------------------------

Total provision for certificate reserves before reserve recoveries                      142,839        101,408      156,531
Reserve recoveries from terminations prior to maturity                                   (1,356)        (1,156)      (1,144)
-----------------------------------------------------------------------------------------------------------------------------

Net provision for certificate reserves                                                  141,483        100,252      155,387
-----------------------------------------------------------------------------------------------------------------------------

Net investment income before income tax (expense) benefit                                78,338         77,273        4,908
Income tax (expense) benefit (Note 8)                                                   (27,296)       (24,866)       3,348
-----------------------------------------------------------------------------------------------------------------------------

Net investment income                                                                    51,042         52,407        8,256
-----------------------------------------------------------------------------------------------------------------------------

Net realized gain (loss) on investments
  Securities of unaffiliated issuers before income tax (expense) benefit                  2,944         (9,899)     (92,375)
  Income tax (expense) benefit (Note 8)                                                  (1,031)         3,631       32,331
-----------------------------------------------------------------------------------------------------------------------------

Net realized gain (loss) on investments                                                   1,913         (6,268)     (60,044)
-----------------------------------------------------------------------------------------------------------------------------

Cumulative effect of accounting change (net of income tax benefit of $214)                    -              -         (397)
-----------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                                      $ 52,955       $ 46,139     $(52,185)
-----------------------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements

Statements of Cash Flows
AMERICAN EXPRESS CERTIFICATE COMPANY



Years Ended December 31, (Thousands)                                             2003               2002                2001
-----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
Net income (loss)                                                         $    52,955        $    46,139         $   (52,185)

Adjustments to reconcile net income (loss) to net
 cash (used in) provided by operating activities:
    Cumulative effect of accounting change, net of tax (Note 1)                     -                  -                 397
    Interest income added to certificate loans                                   (630)              (738)               (820)
    Amortization of premiums/discounts-net                                     14,907             (2,426)             (1,483)
    Provision for deferred federal income taxes                               (38,877)            (3,288)             (9,793)
    Net deferred distribution fees (amortized)                                   (479)             1,802               1,525
    Net realized (gain) loss on equity index options                          (29,538)            36,421              39,510
    Net realized (gain) loss on investments                                    (2,944)             9,899              92,375
    (Increase) decrease in dividends and interest receivable                   (1,893)             4,184               9,603
    Other assets and liabilities, net                                          (6,856)            (6,004)            (17,564)
-----------------------------------------------------------------------------------------------------------------------------

Net cash (used in) provided by operating activities                           (13,355)            85,989              61,565
-----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
Available-for-Sale investments:
  Sales                                                                     1,132,131            887,194             989,738
  Maturities and redemptions                                                1,305,953          1,111,493             704,877
  Purchases                                                                (2,626,239)        (2,228,071)         (2,435,973)
Other investments:
  Sales                                                                        81,736             11,166                   -
  Maturities and redemptions                                                   77,022             88,437              30,307
  Purchases                                                                  (182,293)          (234,070)            (54,927)
Certificate loans:
  Payments                                                                      2,805              2,919               3,127
  Fundings                                                                     (1,553)            (2,085)             (2,830)
Changes in amounts due to and from brokers, net                              (238,262)            97,482             141,131
-----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                        (448,700)          (265,535)           (624,550)
-----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
Payments from certificate owners                                            2,571,209          2,031,414           1,919,769
Net provision for certificate reserves                                        141,483            100,252             155,387
Certificate maturities and cash surrenders                                 (2,415,861)        (1,788,995)         (1,734,742)
Proceeds from repurchase agreements                                           337,600                  -                 500
Payments under repurchase agreements                                         (337,600)                 -                (500)
(Return of capital to) contribution from AEFC                                 (50,000)           (10,000)            240,000
-----------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                     246,831            332,671             580,414
-----------------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                         (215,224)           153,125              17,429
Cash and cash equivalents at beginning of year                                240,323             87,198              69,769
-----------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                                  $    25,099        $   240,323         $    87,198
-----------------------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements

Statements of Comprehensive Income
AMERICAN EXPRESS CERTIFICATE COMPANY

Years Ended December 31, (Thousands)                                                       2003            2002             2001
----------------------------------------------------------------------------------------------------------------------------------


Net income (loss)                                                                      $ 52,955        $ 46,139         $(52,185)
----------------------------------------------------------------------------------------------------------------------------------

Other comprehensive (loss) income net of tax (Note 1)

Cumulative effect of accounting change (Note 1)                                               -               -           (2,187)
----------------------------------------------------------------------------------------------------------------------------------

Unrealized (losses) gains on Available-for-Sale securities:
   Unrealized holding (losses) gains arising during period                              (52,669)         82,904           19,959
   Income tax benefit (provision)                                                        18,434         (29,016)          (6,986)
----------------------------------------------------------------------------------------------------------------------------------
   Net unrealized holding (losses) gains arising during the period                      (34,235)         53,888           12,973
----------------------------------------------------------------------------------------------------------------------------------

   Reclassification adjustment for (gains) losses included in net income (loss)          (8,260)          8,142          101,754
   Income tax provision (benefit)                                                         2,891          (2,850)         (35,614)
----------------------------------------------------------------------------------------------------------------------------------
   Net reclassification adjustment for (gains) losses included in net income (loss)      (5,369)          5,292           66,140
----------------------------------------------------------------------------------------------------------------------------------

Net unrealized (losses) gains on Available-for-Sale securities                          (39,604)         59,180           79,113
----------------------------------------------------------------------------------------------------------------------------------

Unrealized losses on interest rate swaps:
   Unrealized losses arising during the period                                           (4,579)         (8,141)         (19,683)
   Income tax benefit                                                                     1,603           2,849            6,889
----------------------------------------------------------------------------------------------------------------------------------
  Net unrealized holding losses arising during the period                                (2,976)         (5,292)         (12,794)
----------------------------------------------------------------------------------------------------------------------------------

   Reclassification adjustment for losses included in net income (loss)                   5,300           9,780           17,616
   Income tax benefit                                                                    (1,855)         (3,423)          (6,166)
----------------------------------------------------------------------------------------------------------------------------------
   Net reclassification adjustment for losses included in net income (loss)               3,445           6,357           11,450
----------------------------------------------------------------------------------------------------------------------------------

Net unrealized gains (losses) on interest rate swaps                                        469           1,065           (1,344)
----------------------------------------------------------------------------------------------------------------------------------

Net other comprehensive (loss) income                                                   (39,135)         60,245           75,582
----------------------------------------------------------------------------------------------------------------------------------

Total comprehensive income                                                             $ 13,820        $106,384         $ 23,397
----------------------------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements

Statements of Shareholder's Equity
AMERICAN EXPRESS CERTIFICATE COMPANY

Years Ended December 31, (Thousands)                                                2003              2002             2001
----------------------------------------------------------------------------------------------------------------------------

Common Stock                                                                   $   1,500         $   1,500        $   1,500
----------------------------------------------------------------------------------------------------------------------------

Additional Paid-in Capital
Balance at beginning of year                                                   $ 373,844         $ 383,844        $ 143,844

(Return of capital to) contribution from Parent                                  (50,000)          (10,000)         240,000
----------------------------------------------------------------------------------------------------------------------------

Balance at end of year                                                         $ 323,844         $ 373,844        $ 383,844
----------------------------------------------------------------------------------------------------------------------------

Retained Earnings
Appropriated for pre-declared additional credits/interest (Note 5)
Balance at beginning of year                                                   $     811         $   1,123        $   2,684
Transferred to unappropriated retained earnings                                     (627)             (312)          (1,561)
----------------------------------------------------------------------------------------------------------------------------

Balance at end of year                                                         $     184         $     811        $   1,123
----------------------------------------------------------------------------------------------------------------------------

Appropriated for additional interest on advance payments                       $      15         $      15        $      15
----------------------------------------------------------------------------------------------------------------------------

Unappropriated (Note 6)
Balance at beginning of year                                                   $(100,142)        $(146,593)       $  70,937
Net income (loss)                                                                 52,955            46,139          (52,185)
Transferred from appropriated retained earnings                                      627               312            1,561
Other                                                                                  4                 -                -
Capital dividends declared                                                             -                 -         (166,906)
----------------------------------------------------------------------------------------------------------------------------

Balance at end of year                                                         $ (46,556)        $(100,142)       $(146,593)
----------------------------------------------------------------------------------------------------------------------------

Accumulated other comprehensive income - net of tax (Note 1)
Balance at beginning of year                                                   $  83,361         $  23,116        $ (52,466)
Net other comprehensive (loss) income                                            (39,135)           60,245           75,582
----------------------------------------------------------------------------------------------------------------------------

Balance at end of year                                                         $  44,226         $  83,361        $  23,116
----------------------------------------------------------------------------------------------------------------------------

Total shareholder's equity                                                     $ 323,213         $ 359,389        $ 263,005
----------------------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements
                                                                            F-10

Notes to Financial Statements
AMERICAN EXPRESS CERTIFICATE COMPANY

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business
American Express Certificate Company (AECC), is a wholly-owned subsidiary of American Express Financial Corporation (AEFC), which is a wholly-owned subsidiary of American Express Company. AECC is registered as an investment company under the Investment Company Act of 1940 ("the 1940 Act") and is in the business of issuing face-amount investment certificates. Face-amount certificates issued by AECC entitle the certificate owner to receive at maturity a stated amount of money and interest or credits declared from time to time by AECC, at its discretion. The certificates issued by AECC are not insured by any government agency. AECC's certificates are sold primarily by American Express Financial Advisor Inc. (AEFAI) and American Express Bank Ltd. (AEB), both affiliates of AECC. AEFAI is registered as a broker dealer in all 50 states, the District of Columbia and Puerto Rico. AEFC acts as investment advisor for AECC.

As of December 31, 2003, AECC offered nine different certificate products to the public with specified maturities ranging from ten to twenty years. Within their specified maturity, most certificates have interest rate terms of one to thirty-six months. In addition, three types of certificates have interest tied, in whole or in part, to a broad-based stock market index. Except for two types of certificates, all of the certificates are available as qualified investments for Individual Retirement Accounts, 401(k) plans and other qualified retirement plans.

AECC's net investment income is derived primarily from interest and dividends generated by its investments. AECC's net income is determined by deducting from net investment income provision expenses for certificate reserves, and other expenses, including taxes, fees paid to AEFC for investment advisory and other services, distribution fees paid to AEFAI, and marketing fees paid to AEB, a wholly-owned indirect subsidiary of American Express Company.

Basis of financial statement presentation
The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States. AECC uses the equity method of accounting for its wholly-owned unconsolidated subsidiary, Investors Syndicate Development Corporation, as prescribed by the Securities and Exchange Commission (SEC) for non-investment company subsidiaries. Certain reclassifications of prior period amounts have been made to conform to the current presentation.

Accounting estimates are an integral part of the Financial Statements. In part, they are based upon assumptions concerning future events. Among the more significant is investment securities valuation as discussed in detail below. These accounting estimates reflect the best judgment of management and actual results could differ.

Fair values of financial instruments
The fair values of financial instruments disclosed in the notes to financial statements are estimates based upon current market conditions and perceived risks, and require varying degrees of management judgment.

Notes to Financial Statements
AMERICAN EXPRESS CERTIFICATE COMPANY

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

Cash and cash equivalents
Cash equivalents are carried at amortized cost, which approximates fair value. AECC has defined cash and cash equivalents as cash in banks and highly liquid investments with original maturities of ninety days or less.

Available-for-Sale investments
Debt securities and marketable equity securities are classified as Available-for-Sale and carried at fair value. Unrealized gains (losses) on securities classified as Available-for-Sale are reflected, net of taxes, in other comprehensive (loss) income as part of Shareholder's Equity.

The basis for determining cost in computing realized gains (losses) on securities is specific identification. Gains (losses) are recognized in the results of operations upon disposition of the securities. In addition, losses are also recognized when management determines that a decline in value is other-than-temporary, which requires judgment regarding the amount and timing of recovery. Indicators of other-than-temporary impairment for debt securities include issuer downgrade, default or bankruptcy. AECC also considers the extent to which cost exceeds fair value, the duration of time of that decline and management's judgment as to the issuer's current and prospective financial condition. The charges are reflected in net realized gain (loss) on investments in the statements of operations.

Fair value is generally based on quoted market prices. However, AECC's investment portfolio also contains structured investments of various asset quality, which are not readily marketable. As a result, the carrying values of these structured investments are based on future cash flow projections that require a significant degree of management judgment as to the amount and timing of cash payments, defaults and recovery rates of the underlying investments and as such, are subject to change.

First mortgage loans on real estate and other loans
First mortgage loans on real estate reflect principal amounts outstanding less reserves for losses, which is the basis for determining realized gains (losses). Estimated fair values of mortgage loans on real estate are determined by a discounted cash flow analysis using mortgage interest rates currently offered for mortgages of similar maturities. Other loans reflect amortized cost less reserve for losses. Fair values of other loans represent estimated fair values when quoted prices are not available.

Notes to Financial Statements
AMERICAN EXPRESS CERTIFICATE COMPANY

The reserve for loan losses is measured as the excess of the loan's recorded investment over its present value of expected principal and interest payments discounted at the loan's effective interest rate or the fair value of collateral. Additionally, the level of the reserve account is determined based on several factors, including historical experience and current economic and political conditions. Management regularly evaluates the adequacy of the reserve for loan losses, and believes it is adequate to absorb estimated losses in the portfolio.

AECC generally stops accruing interest on mortgage loans on real estate for which interest payments are delinquent more than three months. Based on management's judgment as to the ultimate collectibility of principal, interest payments received are either recognized as income or applied to the recorded investment in the loan.

Certificate Reserves

Investment certificates may be purchased either with a lump-sum payment or by installment payments. Certificate product owners are entitled to receive, at maturity, a definite sum of money. Payments from certificate owners are credited to investment certificate reserves. Investment certificate reserves accumulate interest at specified percentage rates as declared by AECC. Reserves also are maintained for advance payments made by certificate owners, accrued interest thereon, and for additional credits in excess of minimum guaranteed rates and accrued interest thereon. On certificates allowing for the deduction of a surrender charge, the cash surrender values may be less than accumulated investment certificate reserves prior to maturity dates. Cash surrender values on certificates allowing for no surrender charge are equal to certificate reserves. The payment distribution, reserve accumulation rates, cash surrender values, reserve values and other matters are governed by the 1940 Act.

Deferred distribution fee expense
Distribution fees on sales of certain series of certificate products are deferred and amortized over the estimated lives of the related certificates, which is approximately one year and can be up to 10 years. Upon surrender prior to maturity, unamortized deferred distribution fees are reflected in expenses and any related surrender charges are reflected as a reduction to the provision expense for certificate reserves. Products are designed to recover such costs within the surrender charge period.

Federal income taxes
AECC's taxable income (loss) is included in the consolidated federal income tax return of American Express Company. AECC provides for income taxes on a separate return basis, except that, under an agreement between AEFC and American Express Company, tax benefits are recognized for losses to the extent they can be used in the consolidated return. It is the policy of AEFC and its subsidiaries that AEFC will reimburse its subsidiaries for any tax benefits recorded.

Recently Issued Accounting Standards
In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which addresses consolidation by business enterprises of variable interest entities (VIEs) and was subsequently revised in December 2003. An entity is subject to consolidation according to the provisions of FIN 46, if,

Notes to Financial Statements
AMERICAN EXPRESS CERTIFICATE COMPANY


by design, either (i) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or, (ii) as a group, the holders of the equity investment at risk lack: (a) direct or indirect ability to make decisions about an entity's activities; (b) the obligation to absorb the expected losses of the entity if they occur; or (c) the right to receive the expected residual returns of the entity if they occur. In general, FIN 46 requires a VIE to be consolidated when an enterprise has a variable interest for which it is deemed to be the primary beneficiary which means that it will absorb a majority of the VIE's expected losses or receive a majority of the VIE's expected residual return.

FIN 46 did not impact the accounting for $27 million in a minority-owned secured loan trust (SLT) or $6 million in a collateralized debt obligation traunche (solely supported by a portfolio of high yield bonds), both of which are managed by third parties, as AECC is not the primary beneficiary. AECC has a 33 percent ownership interest in the SLT, which provides returns to investors primarily based on the performance of an underlying portfolio of high yield loans. The aggregate fair value of the loans related to AECC's pro rata share of this structure approximates $92.5 million. AECC's maximum exposure to loss as a result of its investment in this SLT is represented by the carrying value, which is $27 million at December 31, 2003.

In April 2003, the FASB issued Statement of Financial Accounting Standards Board
(SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 amends and clarifies accounting for derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified and hedging relationships designated after June 30, 2003, and to certain preexisting contracts. SFAS No. 149 did not have a material impact on AECC's financial statements.

In November 2003, the FASB ratified a consensus on the disclosure provisions of Emerging Issues Task Force (EITF) Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments". The disclosure provisions of this rule, which are addressed in Note 3, require tabular presentation of certain information regarding investment securities with gross unrealized losses.

2. DEPOSIT OF ASSETS AND MAINTENANCE OF QUALIFIED ASSETS

Under the provisions of its certificates and the 1940 Act, AECC was required to have Qualified Assets (as that term is defined in Section 28(b) of the 1940 Act) in the amount of $4.8 billion and $4.5 billion at December 31, 2003 and 2002, respectively. AECC reported Qualified Assets of $5.1 billion and $4.8 billion at December 31, 2003 and 2002, respectively, excluding net unrealized pretax appreciation on Available-for-Sale securities of $74 million and $135 million at December 31, 2003 and 2002, respectively, and unsettled investment purchases of $9 million and $264 million at December 31, 2003 and 2002, respectively.

Qualified Assets are valued in accordance with such provisions of Minnesota Statutes as are applicable to investments of life insurance companies. These values are the same as financial statement carrying values, except for debt securities classified as Available-for-Sale and all

Notes to Financial Statements
AMERICAN EXPRESS CERTIFICATE COMPANY


marketable equity securities, which are carried at fair value in the financial statements but are valued at amortized cost for qualified asset and deposit maintenance purposes.

Pursuant to provisions of the certificates, the 1940 Act, the central depository agreement and requirements of various states, qualified assets (accounted for on a trade date basis) of AECC were deposited as follows:


                                                                                       December 31, 2003
                                                                    --------------------------------------------------------

                                                                                           Required
(Thousands)                                                             Deposits           Deposits             Excess
----------------------------------------------------------------------------------------------------------------------------
Deposits to meet certificate liability requirements:
Pennsylvania (at market value)                                         $      162         $       100         $       62
Texas, Illinois, New Jersey (at par value)                             $      215         $       185         $       30
Central Depository (at amortized cost)                                 $5,004,553         $ 4,742,572         $  261,981
----------------------------------------------------------------------------------------------------------------------------


                                                                                       December 31, 2002
                                                                    --------------------------------------------------------

                                                                                           Required
(Thousands)                                                             Deposits           Deposits             Excess
----------------------------------------------------------------------------------------------------------------------------
Deposits to meet certificate liability requirements:
Pennsylvania (at market value)                                         $      166         $       100         $       66
Texas, Illinois, New Jersey (at par value)                             $      215         $       185         $       30
Central Depository (at amortized cost)                                 $5,020,340         $ 4,472,886         $  547,454
----------------------------------------------------------------------------------------------------------------------------

The assets on deposit with the central depository at December 31, 2003 and 2002 consisted of securities and other loans having a deposit value of $4.6 billion at both balance sheet dates, mortgage loans on real estate of $331 million and $339 million, respectively, and other investments of $74 million and $73 million, respectively. Additionally, these assets on deposit include unsettled purchases of investments in the amount of $9 million and $264 million at December 31, 2003 and 2002, respectively.

American Express Trust Company is the central depository for AECC. See Note 7.

3. INVESTMENTS IN UNAFFILIATED ISSUERS

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

Notes to Financial Statements
AMERICAN EXPRESS CERTIFICATE COMPANY

Investments classified as Available-for-Sale securities at December 31 are distributed by type as presented below:

                                                                                 2003
                                              -----------------------------------------------------------------------
                                                                      Gross              Gross
                                                 Amortized          Unrealized         Unrealized            Fair
(Thousands)                                        Cost               Gains              Losses              Value
---------------------------------------------------------------------------------------------------------------------

Mortgage and asset-backed securities           $ 2,605,686           $  35,954       $  (10,975)         $ 2,630,665
Corporate debt securities                        1,710,353              53,497           (7,762)           1,756,088
Stated maturity preferred stock                     44,340               1,178              (34)              45,484
Structured Investments                              32,592               1,788                -               34,380
Perpetual preferred stock                           17,782                 270                -               18,052
U.S. Government & agency obligations                15,355                 350                -               15,705
State and municipal obligations                      9,539                   6             (214)               9,331
Common Stock                                             -                  21                -                   21
---------------------------------------------------------------------------------------------------------------------
Total                                          $ 4,435,647           $  93,064       $  (18,985)         $ 4,509,726
---------------------------------------------------------------------------------------------------------------------


                                                                                 2002
                                              -----------------------------------------------------------------------
                                                                      Gross              Gross
                                                 Amortized          Unrealized         Unrealized            Fair
(Thousands)                                        Cost               Gains              Losses              Value
---------------------------------------------------------------------------------------------------------------------

Mortgage and asset-backed securities           $ 2,938,348           $  94,528       $   (1,728)         $ 3,031,148
Corporate debt securities                        1,172,446              53,394          (15,540)           1,210,300
Stated maturity preferred stock                     82,554               1,876             (383)              84,047
Structured Investments                              33,470               2,175                -               35,645
Perpetual preferred stock                           17,782                 266                -               18,048
State and municipal obligations                      9,424                 385                -                9,809
U.S. Government & agency obligations                   362                  37                -                  399
---------------------------------------------------------------------------------------------------------------------
Total                                          $ 4,254,386           $ 152,661       $  (17,651)         $ 4,389,396
---------------------------------------------------------------------------------------------------------------------

Notes to Financial Statements
AMERICAN EXPRESS CERTIFICATE COMPANY

The following table provides information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2003:

(Thousands)                        Less than 12 months             12 months or more                   Total
------------------------------------------------------------------------------------------------------------------------
Description of Securities       Fair Value      Unrealized     Fair Value     Unrealized     Fair Value      Unrealized
                                                  Losses                        Losses                         Losses
------------------------------------------------------------------------------------------------------------------------
Corporate debt securities        $   444,318     $   (7,147)     $   15,789    $     (615)    $   460,107    $  (7,762)
Mortgage and other
   asset-backed securities
                                   1,006,572         (9,513)         13,742        (1,462)      1,020,314      (10,975)
 State and
  municipal
  obligations                          8,790           (214)              -             -           8,790         (214)
Other                                      -              -             454           (34)            454          (34)
------------------------------------------------------------------------------------------------------------------------
 Total                           $ 1,459,680     $  (16,874)     $   29,985    $   (2,111)    $ 1,489,665    $ (18,985)
========================================================================================================================

Approximately 114 investment positions were in an unrealized loss position as of December 31, 2003. The gross unrealized losses on these securities are attributable to a number of factors including changes in interest rates and credit spreads, and specific credit events associated with individual issuers. As part of its ongoing monitoring process, management has concluded that none of these securities are other-than-temporarily impaired at December 31, 2003. AECC has the ability and intent to hold these securities for a time sufficient to recover its amortized cost. See the Available-for-Sale Investments section of
Note 1 for information regarding AECC's policy for determining when an investment's decline in value is other-than-temporary.

Notes to Financial Statements
AMERICAN EXPRESS CERTIFICATE COMPANY


The amortized cost and fair value of Available-for-Sale securities, by contractual maturity at December 31, 2003 are shown below. Cash flows may differ from contractual maturities because issuers may call or prepay obligations.

                                                   Amortized           Fair
(Thousands)                                           Cost             Value
--------------------------------------------------------------------------------

Due within one year                              $   136,654       $   138,877
Due from one to five years                         1,302,466         1,343,323
Due from five to ten years                           370,043           374,833
Due in more than ten years                             3,016             3,955
--------------------------------------------------------------------------------
                                                 $ 1,812,179       $ 1,860,988
Mortgage and asset-backed securities               2,605,686         2,630,665
Perpetual preferred stock                             17,782            18,052
Common Stock                                               -                21
--------------------------------------------------------------------------------

Total                                            $ 4,435,647       $ 4,509,726
--------------------------------------------------------------------------------

Mortgage and other asset-backed securities primarily reflect GNMA, FNMA, and FHLMC securities at December 31, 2003 and 2002.

Gross realized gains on sales of securities classified as Available-for-Sale, using the specific identification method, were $47.1 million, $23.4 million and $20.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. Gross realized losses on sales were ($2.8 million), ($15.7 million) and ($83.9 million) for the same periods. AECC also recognized losses of ($36 million), ($15.8 million) and ($27.9 million) in other-than-temporary impairments on Available-for-Sale securities for the years ended December 31, 2003, 2002 and 2001, respectively.

AECC's net losses in 2001 were primarily composed of a ($36.9 million) loss to recognize the impact of higher default assumptions used to determine impairment on rated structured investments and a ($57.1 million) loss on high-yield securities. The write-downs of these investments were associated with AECC's decision to reduce the company's holdings of high-yield investments and rebalance the fixed maturity investment portfolio towards higher quality, less volatile holdings.

Notes to Financial Statements
AMERICAN EXPRESS CERTIFICATE COMPANY


Investments in securities with fixed maturities comprised 90 percent and 85 percent of AECC's total investments at December 31, 2003 and 2002, respectively. Securities are rated by Moody's and Standard & Poors (S&P), or by AEFC's internal analysts, using criteria similar to Moody's and S&P, when a public rating does not exist. Ratings are presented using S&P's convention and if the two agency's ratings differ, the lower rating is used. A summary of investments in securities with fixed maturities, at amortized cost, by rating of investment is as follows:

Rating                                              2003              2002
--------------------------------------------------------------------------------

AAA                                                   60%              69%
AA                                                     2                1
A                                                     16               11
BBB                                                   18               16
Below investment grade                                 4                3
--------------------------------------------------------------------------------

Total                                                100%             100%
--------------------------------------------------------------------------------

Of the securities rated AAA, 94 percent at December 31, 2003 and 2002, are U.S. Government Agency mortgage-backed securities that are rated by a public rating agency. At December 31, 2003 and 2002, approximately 6 percent and 9 percent, respectively, of securities with fixed maturities, other than U.S. Government Agency mortgage-backed securities, are rated by AEFC's internal analysts.

At December 31, 2003 and 2002 no one issuer, other than U.S. Government Agency mortgage-backed securities, is greater than 1 percent of AECC's total investment in securities with fixed maturities.

AECC reserves freedom of action with respect to its acquisition of restricted securities that offer advantageous and desirable investment opportunities. In a private negotiation, AECC may purchase for its portfolio all or part of an issue of restricted securities. Since AECC would intend to purchase such securities for investment and not for distribution, it would not be "acting as a distributor" if such securities are resold by AECC at a later date. AECC's board of directors, using the aforementioned procedures and factors, determine fair values of such restricted securities.

In the event AECC were to be deemed to be a distributor of the restricted securities, it is possible that AECC would be required to bear the costs of registering those securities under the Securities Act of 1933, although in most cases such costs would be incurred by the issuer of the restricted securities.

Notes to Financial Statements
AMERICAN EXPRESS CERTIFICATE COMPANY

4.   INVESTMENTS IN FIRST MORTGAGE LOANS ON REAL ESTATE AND OTHER LOANS

The carrying amounts and fair values of first mortgage loans on real estate and other loans at December 31 are below

                                                            2003                                 2002
                                            --------------------------------------------------------------------------

                                                 Carrying             Fair           Carrying            Fair
(Thousands)                                       Amount             Value            Amount             Value
------------------------------------------------------------------------------------------------------------------
First mortgage loans on real estate             $  337,489        $  355,442       $  342,147         $  366,198
Other loans                                        141,356           138,356          114,319            113,319
Reserve for losses                                  (9,536)                -           (4,223)                 -
------------------------------------------------------------------------------------------------------------------

Net first mortgage and other loans              $  469,309        $  493,798       $  452,243         $  479,517
------------------------------------------------------------------------------------------------------------------

During the year ended December 31, 2003, AECC held investments in impaired mortgage or other loans totaling $9.9 million. AECC recognized $0.4 million of interest income related to such investments for the year ended December 31, 2003. AECC did not hold any investments in impaired mortgage loans or other loans during 2002 and 2001.

The reserve for loss on mortgage loans and other loans increased to $9.5 million on December 31, 2003, from $4.2 million at December 31, 2002 and $1.9 million at December 31, 2001.

Notes to Financial Statements
AMERICAN EXPRESS CERTIFICATE COMPANY


At December 31, 2003 and 2002, approximately 7 percent, of AECC's invested assets were first mortgage loans on real estate. A summary of first mortgage loans on real estate by region and property type at December 31, is as follows:


Region of the United States of America             2003            2002
--------------------------------------------------------------------------------
South Atlantic                                      18%             18%
West North Central                                  15              15
East North Central                                  12              13
Mountain                                            10              13
West South Central                                  17              17
Pacific                                             16              12
New England                                          7               6
Middle Atlantic                                      5               6
--------------------------------------------------------------------------------

Total                                             100%             100%
--------------------------------------------------------------------------------

Property Type                                      2003            2002
--------------------------------------------------------------------------------
Office buildings                                    42%            41%
Retail/shopping centers                             23              20
Apartments                                          10              14
Industrial buildings                                14              15
Other                                               11              10
--------------------------------------------------------------------------------

Total                                              100%            100%
--------------------------------------------------------------------------------

At December 31, 2003 and 2002, commitments for funding of first mortgage loans on real estate, at market interest rates, aggregated $9.8 million and $13.4 million, respectively. AECC holds the mortgage document, which gives it the right to take possession of the property if the borrower fails to perform according to the terms of the agreements. AECC employs policies and procedures to ensure the creditworthiness of the borrowers and that funds will be available on the funding date. AECC's first mortgage loans on real estate is restricted to 80 percent or less of the market value of the real estate at the time of the loan funding. Fair values for these commitments were not substantial at December 31, 2003 and 2002.

Notes to Financial Statements
AMERICAN EXPRESS CERTIFICATE COMPANY

5. CERTIFICATE RESERVES

Reserves maintained on outstanding certificates have been computed in accordance with the provisions of the certificates and Section 28 of the 1940 Act. The average rates of accumulation on certificate reserves at December 31 were as follows:

                                                                                            2003
                                                                  -----------------------------------------------------

                                                                                           Average          Average
                                                                                            Gross         Additional
                                                                       Reserve          Accumulation        Credit
(Dollars in Thousands)                                                 Balance              Rates            Rates
-----------------------------------------------------------------------------------------------------------------------

Installment certificates:
Reserves to mature:
  With guaranteed rates                                             $    11,153              4.00%           .50%
  Without guaranteed rates (a)                                          134,899                 -            .80%
Additional credits and accrued interest                                   3,514              3.22%             -
Advance payments and accrued interest (b)                                   499              3.35%             -
Other                                                                        32                 -            .32%
Fully paid certificates:
Reserves to mature:
  With guaranteed rates                                                  90,149              3.21%           .01%
  Without guaranteed rates (a) and (c)                                4,483,365                 -            .53%
Additional credits and accrued interest                                  64,114              3.05%             -
Due to unlocated certificate holders                                         92
--------------------------------------------------------------------------------

Total                                                               $ 4,787,817
--------------------------------------------------------------------------------

Notes to Financial Statements
AMERICAN EXPRESS CERTIFICATE COMPANY


                                                                                           2002
                                                                  -----------------------------------------------------

                                                                                          Average           Average
                                                                                           Gross          Additional
                                                                       Reserve          Accumulation        Credit
(Dollars in Thousands)                                                 Balance             Rates             Rates
-----------------------------------------------------------------------------------------------------------------------

Installment certificates:
Reserves to mature:
  With guaranteed rates                                             $    12,663              3.50%           .50%
  Without guaranteed rates (a)                                          156,294                 -           1.04%
Additional credits and accrued interest                                   3,988              3.20%             -
Advance payments and accrued interest (b)                                   564              3.30%             -
Other                                                                        34                 -            .18%
Fully paid certificates:
Reserves to mature:
  With guaranteed rates                                                  95,941              3.20%           .01%
  Without guaranteed rates (a) and (c)                                4,181,407                 -            .73%
Additional credits and accrued interest                                  42,311              3.08%             -
Due to unlocated certificate holders                                        170                 -              -
--------------------------------------------------------------------------------
Total                                                               $ 4,493,372
--------------------------------------------------------------------------------

(a) There is no minimum rate of accrual on these reserves. Interest is declared periodically, quarterly, or annually in accordance with the terms of the separate series of certificates.

(b) Certain series of installment certificates guarantee accrual of interest on advance payments at an average of 3.26 percent. AECC's rate of accrual is currently set at 4 percent, which is in effect through April 30, 2004.

(c) American Express Stock Market Certificate, American Express Market Strategy Certificate and American Express Equity Indexed Savings Certificates enable the certificate owner to participate in any relative rise in a major stock market index without risking loss of principal. Generally the certificates have a term of 52 weeks and may continue for up to 20 successive terms. The reserve balance on these certificates at December 31, 2003 and 2002 was $1.3 million and $1 million, respectively.

Certificate  maturities and surrenders  through loan reductions during the years
ended   December  31,  2003  and  2002  were  $2.4  million  and  $3.1  million, respectively.

On certain series of single payment certificates, additional interest is pre-declared for periods greater than one year. The retained earnings appropriated for the pre-declared additional interest at December 31, 2003 and 2002 was $184 thousand and $811 thousand, respectively, which reflects the difference between certificate reserves on these series, calculated on a statutory basis, and the reserves maintained per books.

Fair values of certificate reserves with interest rate terms of one year or less approximated the carrying values less any applicable surrender charges. Fair values for other certificate reserves are determined by discounted cash flow analyses using interest rates currently offered for certificates with similar remaining terms, less any applicable surrender charges.

Notes to Financial Statements
AMERICAN EXPRESS CERTIFICATE COMPANY

The carrying amounts and fair values of certificate reserves at December 31, consisted of the following:

                                                                 2003                               2002
                                                  ---------------------------------------------------------------------

                                                      Carrying            Fair           Carrying            Fair
(Thousands)                                            Amount             Value            Amount            Value
------------------------------------------------------------------------------------------------------------------------

Reserves with terms of one year or less            $ 4,322,321       $ 4,320,182      $ 4,007,664       $ 4,005,622
Other                                                  465,496           471,427          485,708           497,689
------------------------------------------------------------------------------------------------------------------------
Total certificate reserves                         $ 4,787,817       $ 4,791,609      $ 4,493,372       $ 4,503,311
Unapplied certificate transactions                       3,499             3,499              801               801
Certificate loans and accrued interest                 (15,798)          (15,798)         (18,824)          (18,824)
------------------------------------------------------------------------------------------------------------------------

Total                                              $ 4,775,518       $ 4,779,310      $ 4,475,349       $ 4,485,288
------------------------------------------------------------------------------------------------------------------------

6. DIVIDEND RESTRICTION

Certain series of installment certificates outstanding provide that cash dividends may be paid by AECC only in calendar years for which additional credits of at least one-half of one percent on such series of certificates have been authorized by AECC. This restriction has been removed for 2003 and 2004 by AECC's declaration of additional credits in excess of this requirement.

7. RELATED PARTY TRANSACTIONS

Investment advisory, joint facilities, technology support, and treasury services

The investment advisory and services agreement with AEFC provides for a graduated scale of fees equal on an annual basis to 0.750 percent on the first $250 million of total book value of assets of AECC, 0.650 percent on the next $250 million, 0.550 percent on the next $250 million, 0.500 percent on the next $250 million and 0.107 percent on the amount in excess of $1 billion. The fee is payable monthly in an amount equal to one-twelfth of each of the percentages set forth above. Excluded from assets for purposes of this computation are first mortgage and other loans, real estate and any other asset on which AECC pays an outside advisory or service fee. The fee paid to AEFC for managing and servicing bank loans is 0.35 percent.

Distribution services

Fees payable to AEFAI on sales of AECC's certificates are based upon terms of agreements giving AEFAI the right to distribute the certificates covered under the agreements. The agreements provide for payment of fees over a period of time.

From time to time, AECC may sponsor or participate in sales promotions involving one or more of the certificates and their respective terms. These promotions may offer a special interest rate to attract new clients or retain existing clients. To cover the cost of these promotions, distribution fees paid to AEFAI may be lowered. There were no changes to the distribution fees

Notes to Financial Statements
AMERICAN EXPRESS CERTIFICATE COMPANY


for the promotion of the American Express Flexible Savings Certificate, which occurred March 26, 2003 to May 13, 2003.

The aggregate fees payable under the agreements is $25 per $1,000 face amount of installment certificates sold on or after April 30, 1997. The aggregate fees payable for the first year is $2.50 and the remaining $22.50 aggregate fees is payable over nine subsequent years.

Fees on the American Express Investors Certificate are paid at an annualized rate of 1 percent of the reserves maintained for the certificates. Fees are paid at the end of each term on certificates with a one-, two- or three-month term. Fees are paid each quarter from date of issuance on certificates with a six, twelve, twenty-four or thirty-six month term.

Fees on the American Express Preferred Investors Certificate are paid at a rate of 0.165 percent of the initial payment on issue date of the certificate and
0.165 percent of the certificate's reserve at the beginning of the second and subsequent quarters from issue date.

Effective April 26, 2000, fees on the American Express Flexible Savings Certificate are paid at a rate of 0.08 percent of the purchase price at the time of issuance and 0.08 percent of the reserves maintained for these certificates at the beginning of the second and subsequent quarters from issue date. For certificates sold from April 30, 1997 to April 25, 2000, fees were paid at the rate of 0.20 percent of the purchase price at time of issuance and 0.20 percent of the reserves maintained for these certificates at the beginning of the second and subsequent quarters from issue date.

Effective April 25, 2001 fees on the American Express Cash Reserve Certificate are paid at a rate of 0.0625 percent of the purchase price at the time of issuance and 0.0625 percent of the reserves maintained for these certificates at the beginning of the second and subsequent quarters from issue date. For certificates sold from April 30, 1997 to April 24, 2001, fees on the American Express Cash Reserve Certificate are paid at a rate of 0.20 percent of the purchase price at the time of issuance and 0.20 percent of the reserves maintained for these certificates at the beginning of the second and subsequent quarters from issue date.

Effective April 28, 1999, fees on the American Express Stock Market, sold through AEFAI, and American Express Market Strategy Certificates are paid at a rate of 0.90 percent. For certificates sold from April 30, 1997 to April 27, 1999, fees were paid at the rate of 0.70 percent. Fees are paid on the purchase price on the first day of the certificate's term and on the reserves maintained for these certificates at the beginning of each subsequent term.

Effective April 26, 2000, fees on the American Express Stock Market Certificates, sold through American Express Bank International, are paid at a rate of 0.90 percent. For certificates sold from April 28, 1999 to April 25, 2000, fees were paid at the rate of 1.00 percent. For certificates sold from April 30, 1997 to April 27, 1999, fees were paid at a rate of 1.25 percent. Fees are paid on the purchase price on the first day of the certificate's term and on the reserves maintained for these certificates at the beginning of each subsequent term.

Fees on the American Express Equity Indexed Savings Certificates are paid at a rate of 1.00 percent of the initial investment on the first day of each certificate's term and 1.00 percent of the certificate's reserve at the beginning of each subsequent term.

Depository fees

The basis for computing fees paid or payable to American Express Trust Company for depository services is as follows:

Depository fees paid or payable to American Express Trust Company (an affiliate) is:

Maintenance charge per account          5 cents per $1,000 of assets on deposit
Maintenance charge for assets held      50 cents per 1,000 of assets on deposit

Transaction charge                      $20 per transaction

Security loan activity:
  Depositary Trust Company
    receive/deliver                     $20 per transaction
  Physical receive/deliver              $25 per transaction
  Exchange collateral                   $15 per transaction
--------------------------------------- ----------------------------------------

A transaction consists of the receipt or withdrawal of securities and commercial paper and/or a change in the security position. The charges are payable quarterly except for maintenance, which is an annual fee.

Distribution fees

The basis for computing fees paid or payable to American Express Bank Ltd. (an affiliate) for the distribution of the American Express Special Deposits on an annualized basis is 1.25 percent of the reserves maintained for the certificates on an amount from $100,000 to $249,999, 0.80 percent on an amount from $250,000 to $499,999, 0.65 percent on an amount from $500,000 to $999,999 and 0.50 percent on an amount $1,000,000 or more. Fees are paid at the end of each term on certificates with a one-, two- or three-month term. Fees are paid at the end of each quarter from date of issuance on certificates with six, twelve, twenty-four, or thirty-six month terms.

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

Notes to Financial Statements
AMERICAN EXPRESS CERTIFICATE COMPANY

Dividends

In 2001, AECC effectively paid a $167 million dividend to AEFC by transferring at book value certain CDOs. In part, the dividend was paid to allow AEFC to transfer the CDOs and related accrued interest into a securitization trust.

8. INCOME TAXES

Income tax (expense) benefit as shown in the Statements of Operations for the three years ended December 31 consists of:

(Thousands)                                                              2003             2002             2001
-----------------------------------------------------------------------------------------------------------------

Federal:
  Current                                                             $(44,777)        $(24,367)        $ 26,007
  Deferred                                                              17,804            3,288            9,792
-----------------------------------------------------------------------------------------------------------------
                                                                       (26,973)         (21,079)          35,799
State                                                                   (1,354)            (156)            (120)
-----------------------------------------------------------------------------------------------------------------

Total income tax (expense) benefit                                    $(28,327)        $(21,235)        $ 35,679
-----------------------------------------------------------------------------------------------------------------

Income tax (expense) benefit differs from that computed by using the federal statutory rate of 35%. The principal causes of the difference in each year are shown below:

(Thousands)                                                              2003             2002             2001
-----------------------------------------------------------------------------------------------------------------

Federal tax (expense) benefit at federal statutory
rate                                                                  $(28,449)        $(23,581)        $ 30,752
Dividend exclusion                                                         998            2,462            4,971
Other, net                                                                 478               40               76
-----------------------------------------------------------------------------------------------------------------

Federal tax (expense) benefit                                         $(26,973)        $(21,079)        $ 35,799
-----------------------------------------------------------------------------------------------------------------

Notes to Financial Statements
AMERICAN EXPRESS CERTIFICATE COMPANY

Deferred income taxes result from the net tax effects of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in differences between income for tax purposes and income for financial statement purposes in future years. Principal components of AECC's deferred tax assets and deferred tax liabilities as of December 31, were:

(Thousands)                                                                          2003              2002
------------------------------------------------------------------------------------------------------------
Deferred tax assets
Certificate reserves                                                             $ 18,454          $  1,793
Investments                                                                        34,425            14,649
Purchased/written call options                                                          -               689
Other, net                                                                            140               245
------------------------------------------------------------------------------------------------------------

Total deferred tax assets                                                        $ 53,019          $ 17,376
------------------------------------------------------------------------------------------------------------
Deferred tax liabilities
Investment unrealized gains, net                                                 $ 23,814          $ 44,720
Deferred distribution fees                                                          2,259             2,091
Purchased/written call options                                                     17,501                 -
Other, net                                                                            124               121
------------------------------------------------------------------------------------------------------------

Total deferred tax liabilities                                                     43,698            46,932
------------------------------------------------------------------------------------------------------------

Net deferred tax assets (liabilities)                                            $  9,321          $(29,556)
------------------------------------------------------------------------------------------------------------

AECC is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. In the opinion of management, it is more likely than not that AECC will realize the benefit of the deferred tax assets and, therefore, no such valuation allowance has been established.

Net income taxes paid during the years ended December 31, 2003 and 2002 were $71.6 million and $22.2 million, respectively.

9. DERIVATIVE FINANCIAL INSTRUMENTS

AECC maintains an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate and equity market volatility. AECC enters into interest rate swaps to manage interest rate sensitivity and enters into options and futures contracts to mitigate the negative effect on earnings that would result from an increase in the equity markets.

AECC is exposed to risk associated with fluctuating interest payments on certain certificate products tied to the London Interbank Offering Rate (LIBOR) as the certificate products reset at shorter intervals than the average maturity of the investment portfolio. AECC's goal is to manage

Notes to Financial Statements
AMERICAN EXPRESS CERTIFICATE COMPANY


interest rate sensitivity by modifying the length of the interest crediting rate reset interval on certificate products so that movements in interest rates do not adversely affect the interest credited to such certificate products. As a result of interest rate fluctuations, the amount of interest paid on hedged liabilities will positively or negatively impact reported earnings. Income or loss on the derivative instruments that are linked to the hedged liabilities will generally offset the effect of this impact. The Company views this strategy as a prudent management of interest rate sensitivity, such that earnings are not exposed to undue risk presented by changes in interest rates.

AECC uses interest rate swap contracts to hedge the risk of interest rate fluctuations on a portion of the certificate products. Interest rate swaps generally involve the exchange of fixed and variable rate interest rate payments between two parties, based on a common notional principal amount and maturity date. The Company is required to pay counterparties to the contracts a stream of fixed interest payments, and in turn, receives a stream of LIBOR-based variable interest payments.

The interest rate swaps qualify for and are designated as cash flow hedges. The effective portions of changes in the fair value of the derivatives are recorded in other comprehensive income. Amounts are reclassified from other comprehensive income to investment income as interest is credited to certificate reserves. The fair value of the interest rate swaps are included in accounts payable and accrued liabilities on the balance sheet.

For the years ended December 31, 2003 and 2002, AECC recognized no losses on the derivatives as a result of ineffectiveness. AECC reclassified into earnings pretax losses of ($5.3 million) and ($9.8 million) during 2003 and 2002, respectively. An estimated ($6 million) of the unrealized losses accumulated in other comprehensive income related to derivatives designated as cash flow hedges will be reclassified into earnings by December 31, 2004. This effect will occur at the same time as the Company realizes the benefits of lower market rates of interest on its certificates. The longest period of time over which the Company is hedging exposure to the variability in future cash flows is 14 months.

Effective  January 1, 2001,  AECC  adopted  Statement  of  Financial  Accounting
Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133), which establishes the accounting and reporting standards for derivative instruments and hedging activities. The adoption of SFAS No. 133 on January 1, 2001, resulted in a cumulative after-tax reduction of $0.4 million and $2.2 million to net income and other comprehensive income, respectively.

AECC offers American Express Stock Market Certificates ("SMC") that offer a return based upon the relative change in a major stock market index between the beginning and end of the SMC's term. The SMC product contains an embedded derivative, essentially the equity based return of the certificate that must be separated from the host contract and accounted for as a derivative instrument per SFAS No. 133. As a result of fluctuations in equity markets, and the corresponding changes in value of the embedded derivative, the amount of expenses incurred by the Company related to SMC will positively or negatively impact reported earnings. As a means of hedging its obligations under the provisions for these certificates, the Company purchases and writes call options on the major market index. The Company views this strategy as a prudent management of

Notes to Financial Statements
AMERICAN EXPRESS CERTIFICATE COMPANY

equity market sensitivity, such that earnings are not exposed to undue risk presented by changes in equity market levels.

On the same series of certificates, AECC also purchases futures on the major market index to economically hedge its obligations. The futures are marked-to-market daily and exchange traded, exposing the Company to no counterparty risk.

The options and futures contracts do not receive special hedge accounting under SFAS No. 133. As such, any changes in the fair value of the contracts are taken through earnings. The fair values of the purchased and written call options are included in other qualified assets and accounts payable and accrued liabilities, respectively, on the balance sheet. The fair value of the embedded derivatives is reflected in certificate reserves. Gains (losses) on options and futures are reflected in investment income on the statements of operations. Changes in fair values of embedded derivative instruments are reflected in provision expense for certificate product reserves.

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

Market risk is the possibility that the value of the derivative financial instrument will change due to fluctuations in a factor from which the instrument derives its value, primarily an interest rate or a major market index. AECC manages the market risk associated with interest rate contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken. AECC primarily uses derivatives to manage risk and, therefore, cash flow and income effects of such derivatives generally offset effects of the underlying certificate product reserves.

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

Notes to Financial Statements
AMERICAN EXPRESS CERTIFICATE COMPANY


A summary of fair values of financial instruments as of December 31, is as follows:

                                                                   2003                             2002
                                                      ----------------------------------------------------------------

                                                        Carrying           Fair          Carrying          Fair
(Thousands)                                               Value            Value           Value           Value
----------------------------------------------------------------------------------------------------------------------

Financial assets:
  Assets for which carrying values
    approximate fair values                            $   101,105     $   101,105     $   298,870      $   298,870
  Investment securities (Note 3)                       $ 4,509,726     $ 4,509,726     $ 4,389,396      $ 4,389,396
  First mortgage loans on real estate and
    Other loans (Note 4)                               $   469,309     $   493,798     $   452,243      $   479,517
  Derivative financial instruments (Note 9)            $   153,162     $   153,162     $    34,403      $    34,403
Financial liabilities:
  Liabilities for which carrying values
    approximate fair values                            $    24,444     $    24,444     $   315,961      $   315,961
  Net certificate reserves (Note 5)                    $ 4,775,518     $ 4,779,310     $ 4,475,349      $ 4,485,288
  Derivative financial instruments (Note 9)            $   116,680     $   116,680     $    29,579      $    29,579
----------------------------------------------------------------------------------------------------------------------

AMERICAN EXPRESS CERTIFICATE COMPANY                                                                                      SCHEDULE I
Investments of Securities in Unaffiliated Issuers
At December 31, 2003
(Thousands)

                                                         Bal Held at 12/31/03 Principal                          Value at
                                                         Amt of Bonds & Notes or # of            Cost            12/31/03
Issuer Name and Issuer Title                                         Shares                  (Notes a & c)       (Note a)
------------------------------------------              ------------------------------- --------------------- --------------

BONDS AND NOTES
U.S. Government
U.S. Government-Direct Obligations
FANNIE MAE                                 2008   4.000%                  15,000              14,992             15,317
US TREASURY                                2004   5.875%                     165                 164                172
US TREASURY                                2006   5.625%                     200                 199                216
                                                         ---------------------------------------------------------------
Total - U.S. Government-Direct
  Obligations                                                             15,365              15,355             15,705
                                                         ---------------------------------------------------------------
Total - U.S. Government                                                   15,365              15,355             15,705
                                                         ---------------------------------------------------------------

Mortgage Backed Securities
AERCO LIMITED - ABS                        2023   2.513%                  12,585               1,888              1,951 (b)
ARG FUNDING CORP                           2007   1.599%                   3,500               3,500              3,499 (d)
BANC AMERICA LARGE LOAN                    2016   6.119%                   3,978               3,978              4,295 (d)
BANC AMERICA LARGE LOAN                    2011   1.960%                   8,213               8,213              7,096
BANK ONE CORPORATION                       2011   3.860%                  13,400              13,397             13,540
BEAR STEARNS SECURED INVSTRS               2040   4.000%                   8,652               8,698              8,639
CAPITAL ONE AUTO FINANCE TRUST             2009   3.320%                  10,000              10,195             10,184
CDC COMMERCIAL MORTGAGE TRUST              2019   5.252%                   9,401               9,444              9,885
CENTEX HOME EQUITY                         2029   6.470%                  10,000              10,026             10,432
CENTEX HOME EQUITY                         2031   3.750%                  14,000              13,675             13,573
CHASE COMMERCIAL MORT SEC                  2029   6.450%                     197                 196                199
CHASE MORTGAGE FINANCE CORP                2029   6.500%                   1,606               1,602              1,640
CMC SECURITIES CORP - ABS                  2031   6.490%                  10,000              11,367             11,125
DLJ COMMERCIAL MORTGAGE CORP               2032   7.120%                   7,341               7,356              7,960
FANNIE MAE                                 2011   6.000%                  17,125              17,059             17,704
FANNIE MAE                                 2014   6.000%                   9,534               9,473             10,023
FANNIE MAE                                 2028   5.625%                  11,505              11,482             11,762
FANNIE MAE                                 2030   6.000%                   1,706               1,704              1,731
FANNIE MAE                                 2042   5.000%                  12,500              12,562             13,006
FANNIE MAE                                 2042   5.000%                  15,000              15,021             15,601
FANNIE MAE                                 2022   5.000%                  14,868              15,111             15,416
FANNIE MAE                                 2013   4.055%                   8,315               8,315              8,351
FANNIE MAE                                 2033   4.550%                  14,947              14,733             14,878
FANNIE MAE 105989                          2020   6.353%                     442                 464                457
FANNIE MAE 190726                          2033   4.825%                   1,816               1,857              1,869
FANNIE MAE 249907                          2024   4.250%                   1,565               1,587              1,588
FANNIE MAE 250670                          2011   7.000%                     642                 645                689
FANNIE MAE 250671                          2011   7.500%                   2,146               2,148              2,307
FANNIE MAE 250857                          2012   7.000%                   1,915               1,910              2,056
FANNIE MAE 252259                          2014   5.500%                     125                 123                130
FANNIE MAE 252344                          2014   5.500%                   8,931               8,721              9,351
FANNIE MAE 252381                          2014   5.500%                   8,656               8,440              9,003
FANNIE MAE 254010                          2008   5.500%                   3,309               3,303              3,393
FANNIE MAE 254195                          2017   5.500%                  12,764              12,731             13,243
FANNIE MAE 254508                          2012   5.000%                  23,475              24,004             24,268
FANNIE MAE 254584                          2012   5.000%                  35,864              36,491             37,074
FANNIE MAE 254586                          2013   5.000%                  54,800              56,194             56,650
FANNIE MAE 254590                          2018   5.000%                  38,904              39,232             39,725

AMERICAN EXPRESS CERTIFICATE COMPANY                                                                                      SCHEDULE I
Investments of Securities in Unaffiliated Issuers
At December 31, 2003
(Thousands)

                                                         Bal Held at 12/31/03 Principal                          Value at
                                                         Amt of Bonds & Notes or # of            Cost            12/31/03
Issuer Name and Issuer Title                                         Shares                  (Notes a & c)       (Note a)
------------------------------------------              ------------------------------- --------------------- --------------

FANNIE MAE 254591                          2018   5.500%                  23,605              24,450             24,487
FANNIE MAE 254663                          2013   5.000%                   7,669               7,797              7,928
FANNIE MAE 254719                          2018   4.500%                 132,046             133,276            132,294
FANNIE MAE 254720                          2018   4.500%                 101,016             101,551            101,206
FANNIE MAE 303115                          2004   6.500%                     149                 148                151
FANNIE MAE 303259                          2025   3.498%                   1,289               1,325              1,303
FANNIE MAE 303445                          2009   5.500%                   4,063               3,947              4,230
FANNIE MAE 303970                          2024   6.000%                   6,199               6,116              6,448
FANNIE MAE 313042                          2011   7.000%                   1,592               1,596              1,709
FANNIE MAE 313522                          2012   7.000%                   3,740               3,756              3,996
FANNIE MAE 313561                          2012   8.000%                   2,249               2,284              2,411
FANNIE MAE 323290                          2013   6.000%                     344                 342                362
FANNIE MAE 323748                          2014   6.500%                   5,518               5,403              5,853
FANNIE MAE 323833                          2014   6.000%                   2,886               2,859              3,033
FANNIE MAE 36225                           2016   9.000%                      13                  13                 15
FANNIE MAE 367005                          2012   7.000%                   1,349               1,341              1,441
FANNIE MAE 40877                           2017   9.000%                      24                  24                 26
FANNIE MAE 50973                           2009   6.000%                   6,255               6,157              6,586
FANNIE MAE 509806                          2014   6.500%                   2,229               2,207              2,364
FANNIE MAE 51617                           2017  10.000%                      13                  13                 14
FANNIE MAE 545249                          2016   5.500%                  17,025              17,094             17,664
FANNIE MAE 545303                          2016   5.000%                  14,715              14,500             15,028
FANNIE MAE 545400                          2017   5.500%                  21,639              21,531             22,451
FANNIE MAE 545492                          2022   5.500%                   5,656               5,598              5,788
FANNIE MAE 545679                          2022   5.500%                  12,594              12,258             12,889
FANNIE MAE 545786                          2032   5.697%                   4,363               4,383              4,476
FANNIE MAE 555366                          2018   4.500%                 158,653             160,128            159,009
FANNIE MAE 555724                          2018   4.500%                  14,609              14,537             14,653
FANNIE MAE 566074                          2031   5.723%                   3,398               3,396              3,487
FANNIE MAE 584507                          2031   5.900%                   3,366               3,351              3,493
FANNIE MAE 584829                          2016   6.000%                   5,998               5,953              6,298
FANNIE MAE 585743                          2016   5.500%                  15,452              15,530             16,032
FANNIE MAE 616220                          2016   5.000%                  13,140              12,887             13,419
FANNIE MAE 617270                          2017   5.000%                  14,225              14,048             14,526
FANNIE MAE 620293                          2032   5.484%                   7,661               7,589              7,921
FANNIE MAE 622462                          2016   5.500%                  11,364              11,223             11,790
FANNIE MAE 623866                          2017   5.000%                  14,185              14,146             14,486
FANNIE MAE 625943                          2017   5.000%                  20,107              20,053             20,532
FANNIE MAE 626925                          2018   4.500%                   5,966               6,021              5,979
FANNIE MAE 651629                          2032   5.338%                   8,491               8,507              8,666
FANNIE MAE 653342                          2032   5.365%                   4,061               4,078              4,171
FANNIE MAE 654158                          2032   5.014%                   6,799               6,814              7,000
FANNIE MAE 654195                          2032   4.937%                   5,708               5,713              5,820
FANNIE MAE 655646                          2032   5.747%                   5,024               5,032              5,149
FANNIE MAE 655798                          2032   5.262%                  10,290              10,270             10,476
FANNIE MAE 661349                          2032   5.445%                   6,013               6,029              6,112
FANNIE MAE 661501                          2032   5.206%                   4,973               4,997              5,071
FANNIE MAE 661744                          2032   5.379%                   8,618               8,658              8,756
FANNIE MAE 664521                          2032   5.124%                   7,439               7,475              7,593
FANNIE MAE 664750                          2032   4.989%                   6,428               6,445              6,584
FANNIE MAE 670731                          2032   5.307%                   8,048               8,081              8,292
FANNIE MAE 670779                          2032   5.191%                   8,468               8,527              8,600

AMERICAN EXPRESS CERTIFICATE COMPANY                                                                                      SCHEDULE I
Investments of Securities in Unaffiliated Issuers
At December 31, 2003
(Thousands)

                                                         Bal Held at 12/31/03 Principal                          Value at
                                                         Amt of Bonds & Notes or # of            Cost            12/31/03
Issuer Name and Issuer Title                                         Shares                  (Notes a & c)       (Note a)
------------------------------------------              ------------------------------- --------------------- --------------

FANNIE MAE 670890                          2032   4.744%                  11,192              11,241             11,433
FANNIE MAE 670912                          2032   5.072%                   8,371               8,401              8,620
FANNIE MAE 670947                          2032   4.706%                  12,070              12,136             12,329
FANNIE MAE 677680                          2018   4.500%                  43,219              43,624             43,316
FANNIE MAE 685479                          2018   4.500%                  33,206              33,446             33,282
FANNIE MAE 694852                          2033   5.041%                  10,896              11,092             11,075
FANNIE MAE 70007                           2017   3.417%                     297                 301                302
FANNIE MAE 701161                          2018   4.500%                  26,609              26,801             26,670
FANNIE MAE 70117                           2017   3.168%                     116                 117                118
FANNIE MAE 701269                          2018   4.500%                  26,765              26,959             26,826
FANNIE MAE 703991                          2018   4.500%                  26,980              27,172             27,042
FANNIE MAE 704592                          2018   5.000%                  17,020              17,611             17,381
FANNIE MAE 70694                           2005   9.500%                      90                  90                 95
FANNIE MAE 708635                          2018   5.000%                  12,133              12,551             12,390
FANNIE MAE 708646                          2018   4.500%                  15,992              16,042             16,029
FANNIE MAE 722779                          2033   4.412%                  14,877              14,911             15,042
FANNIE MAE 730652                          2018   4.500%                  24,087              24,474             24,143
FANNIE MAE 73227                           2005   6.700%                     782                 782                835
FANNIE MAE 733525                          2033   3.936%                  18,403              17,634             17,887
FANNIE MAE 739194                          2033   5.110%                   9,644               9,673              9,773
FANNIE MAE 743856                          2033   4.751%                   4,988               4,995              4,969
FANNIE MAE 758873                          2033   4.500%                  10,000               9,884              9,930
FANNIE MAE 88879                           2019   6.563%                     435                 440                437
FANNIE MAE 89125                           2019   2.626%                   1,423               1,454              1,446
FREDDIE MAC                                2030   5.500%                  13,233              13,140             13,685
FREDDIE MAC                                2030   5.500%                  12,770              12,731             13,069
FREDDIE MAC                                2030   5.500%                   8,730               8,704              8,892
FREDDIE MAC                                2021   5.250%                  19,435              19,418             19,857
FREDDIE MAC                                2022   5.500%                  22,498              23,046             22,501
FREDDIE MAC                                2022   5.500%                  20,588              20,928             21,421
FREDDIE MAC                                2022   5.500%                  58,667              59,691             60,295
FREDDIE MAC                                2022   5.500%                  16,141              16,437             16,797
FREDDIE MAC                                2022   5.500%                  72,912              74,431             75,117
FREDDIE MAC                                2022   5.000%                  15,278              15,547             15,694
FREDDIE MAC                                2023   5.500%                  21,345              21,895             22,206
FREDDIE MAC                                2022   5.500%                  60,000              61,529             61,313
FREDDIE MAC                                2022   5.500%                 144,438             147,977            149,187
FREDDIE MAC                                2022   5.500%                  54,912              56,380             56,985
FREDDIE MAC                                2022   5.000%                  25,000              25,602             25,353
FREDDIE MAC 1B0183                         2031   5.497%                   5,471               5,402              5,574
FREDDIE MAC 350190                         2022   3.375%                     631                 656                637
FREDDIE MAC 405014                         2019   3.512%                     147                 148                148
FREDDIE MAC 405092                         2019   3.675%                     361                 358                364
FREDDIE MAC 405185                         2018   3.915%                     469                 467                474
FREDDIE MAC 405243                         2019   3.510%                     164                 165                166
FREDDIE MAC 405360                         2019   3.410%                     218                 221                220
FREDDIE MAC 405437                         2019   3.275%                     156                 155                157
FREDDIE MAC 405455                         2019   3.700%                     226                 229                228
FREDDIE MAC 405615                         2019   2.966%                     287                 291                289
FREDDIE MAC 502175                         2004  10.500%                       0                   0                  0
FREDDIE MAC 605041                         2019   3.267%                      28                  28                 28
FREDDIE MAC 605048                         2018   3.255%                     161                 161                162

AMERICAN EXPRESS CERTIFICATE COMPANY                                                                                      SCHEDULE I
Investments of Securities in Unaffiliated Issuers
At December 31, 2003
(Thousands)

                                                         Bal Held at 12/31/03 Principal                          Value at
                                                         Amt of Bonds & Notes or # of            Cost            12/31/03
Issuer Name and Issuer Title                                         Shares                  (Notes a & c)       (Note a)
------------------------------------------              ------------------------------- --------------------- --------------

FREDDIE MAC 605432                         2017   3.213%                     161                 161                162
FREDDIE MAC 605433                         2017   3.294%                     320                 321                323
FREDDIE MAC 605454                         2017   3.061%                     897                 893                904
FREDDIE MAC 606024                         2019   2.914%                     471                 466                474
FREDDIE MAC 606025                         2019   2.770%                   1,349               1,353              1,359
FREDDIE MAC 630074                         2018   4.625%                     110                 109                112
FREDDIE MAC 780514                         2033   5.042%                  22,869              23,486             23,068
FREDDIE MAC 780845                         2033   4.557%                   9,801               9,519              9,779
FREDDIE MAC 780903                         2033   4.581%                  10,018               9,923              9,975
FREDDIE MAC 785363                         2025   4.290%                     650                 658                669
FREDDIE MAC 785619                         2026   3.625%                     319                 321                332
FREDDIE MAC 785634                         2026   3.419%                     396                 396                408
FREDDIE MAC 788941                         2031   5.624%                   2,736               2,694              2,808
FREDDIE MAC 840031                         2019   3.536%                      37                  37                 38
FREDDIE MAC 840035                         2019   3.453%                     147                 146                150
FREDDIE MAC 840036                         2019   3.286%                     328                 330                337
FREDDIE MAC 840072                         2019   3.444%                     464                 463                471
FREDDIE MAC 845154                         2022   3.452%                     537                 557                555
FREDDIE MAC 845523                         2023   3.405%                     496                 511                509
FREDDIE MAC 845654                         2024   3.952%                   1,183               1,201              1,207
FREDDIE MAC 845730                         2023   3.513%                   1,980               2,051              2,030
FREDDIE MAC 845733                         2024   3.651%                   2,047               2,084              2,103
FREDDIE MAC 846072                         2029   3.594%                     758                 777                779
FREDDIE MAC 846107                         2025   3.875%                     787                 801                831
FREDDIE MAC 865008                         2018   5.938%                   1,050               1,071              1,087
FREDDIE MAC C90581                         2022   5.500%                   7,182               7,127              7,344
FREDDIE MAC C90582                         2022   5.500%                   4,673               4,639              4,779
FREDDIE MAC E00151                         2007   7.500%                     561                 568                595
FREDDIE MAC E00383                         2010   7.000%                   1,884               1,880              2,010
FREDDIE MAC E00388                         2010   7.000%                   1,132               1,120              1,208
FREDDIE MAC E00426                         2011   6.500%                   1,174               1,164              1,244
FREDDIE MAC E00484                         2012   6.500%                     949                 929              1,005
FREDDIE MAC E01140                         2017   6.000%                  21,518              22,272             22,581
FREDDIE MAC E76761                         2014   6.500%                   4,257               4,192              4,531
FREDDIE MAC E77557                         2014   6.500%                     390                 382                413
FREDDIE MAC E80594                         2014   6.500%                     360                 352                383
FREDDIE MAC E90153                         2017   6.000%                   5,790               6,026              6,076
FREDDIE MAC E90154                         2017   6.000%                  14,608              15,205             15,329
FREDDIE MAC E91041                         2017   5.000%                  14,363              14,388             14,642
FREDDIE MAC E91491                         2012   5.000%                   8,511               8,709              8,769
FREDDIE MAC E93341                         2012   5.000%                  25,916              26,800             26,565
FREDDIE MAC E95403                         2018   5.000%                  10,792              11,190             11,001
FREDDIE MAC E95556                         2013   4.500%                   8,712               9,011              8,752
FREDDIE MAC E95562                         2013   4.500%                  14,550              15,043             14,616
FREDDIE MAC E95671                         2018   5.000%                  15,969              16,509             16,288
FREDDIE MAC E96172                         2013   4.500%                  45,584              47,233             46,315
FREDDIE MAC G10364                         2010   7.000%                   2,182               2,172              2,329
FREDDIE MAC G10369                         2010   6.500%                   5,643               5,587              5,988
FREDDIE MAC G10439                         2011   6.500%                     593                 582                629
FREDDIE MAC G10665                         2012   7.000%                   7,532               7,514              8,032
FREDDIE MAC G10949                         2014   6.500%                   2,922               2,883              3,110
FREDDIE MAC G11004                         2015   7.000%                   1,027               1,022              1,100

AMERICAN EXPRESS CERTIFICATE COMPANY                                                                                      SCHEDULE I
Investments of Securities in Unaffiliated Issuers
At December 31, 2003
(Thousands)

                                                         Bal Held at 12/31/03 Principal                          Value at
                                                         Amt of Bonds & Notes or # of            Cost            12/31/03
Issuer Name and Issuer Title                                         Shares                  (Notes a & c)       (Note a)
------------------------------------------              ------------------------------- --------------------- --------------

FREDDIE MAC G11193                         2016   5.000%                  11,016              10,855             11,234
FREDDIE MAC G11298                         2017   5.000%                  14,973              15,003             15,263
FREDDIE MAC G30227                         2023   5.500%                  14,651              15,249             14,982
GMAC MORTGAGE SECURITIES INC               2029   6.451%                   1,570               1,568              1,601
GOVERNMENT NATIONAL MORTGAGE A             2018   2.578%                   9,690               9,625              9,602
GOVERNMENT NATIONAL MORTGAGE A             2025   3.815%                  15,152              15,052             15,177
GOVERNMENT NATIONAL MORTGAGE A             2030   5.750%                   5,859               5,845              5,982
GOVERNMENT NATIONAL MORTGAGE A 8157        2023   4.375%                   1,030               1,049              1,050
GOVERNMENT NATIONAL MORTGAGE A 8206        2017   4.375%                     376                 371                384
GOVERNMENT NATIONAL MORTGAGE A 8240        2017   4.750%                     184                 176                187
GOVERNMENT NATIONAL MORTGAGE A 8251        2017   4.750%                      15                  14                 15
GOVERNMENT NATIONAL MORTGAGE A 8274        2017   5.625%                     544                 534                553
GOVERNMENT NATIONAL MORTGAGE A 8283        2017   5.625%                      75                  73                 76
GOVERNMENT NATIONAL MORTGAGE A 8293        2017   5.625%                     144                 141                147
GOVERNMENT NATIONAL MORTGAGE A 8341        2018   4.375%                      46                  45                 47
GOVERNMENT NATIONAL MORTGAGE A 8353        2018   4.375%                     269                 263                275
GOVERNMENT NATIONAL MORTGAGE A 8365        2018   4.375%                     389                 375                397
GOVERNMENT NATIONAL MORTGAGE A 8377        2018   4.750%                     144                 139                146
GOVERNMENT NATIONAL MORTGAGE A 8428        2018   5.625%                      65                  64                 66
GOVERNMENT NATIONAL MORTGAGE A 8440        2018   5.625%                     220                 217                224
GOVERNMENT NATIONAL MORTGAGE A 8638        2025   4.375%                   1,144               1,154              1,166
GREEN TREE ACCEPTANCE - ABS                2018   7.700%                   3,709               3,505              3,071
GREENWICH CAPITAL DERIVATIVES              2013   3.357%                   4,520               4,519              4,568
JP MORGAN CHASE COMM MORT SEC              2033   5.288%                   3,725               3,721              3,854
KSL RECREATION GROUP INC                   2013   2.220%                   7,000               7,000              7,000
LEHMAN BROTHERS - ABS                      2035   5.870%                   2,909               2,910              3,036
LEHMAN BROTHERS - ABS                      2026   5.969%                   7,500               7,525              8,182
LEHMAN BROTHERS - ABS                      2026   4.904%                   7,500               7,528              7,899
LEHMAN BROTHERS - ABS                      2026   4.023%                   5,500               5,522              5,599
LEHMAN BROTHERS - ABS                      2027   3.636%                  14,892              14,965             15,099
LIFT - LEASE INVESTMENT FLIGHT             2016   1.593%                   3,942               3,942              3,642
MERRILL LYNCH MORTGAGE INVSTRS             2033   4.086%                  10,000               9,981             10,233
MORGAN - J.P. COMM MTGE FIN CO             2030   6.373%                      78                  78                 78
MORGAN - J.P. COMM MTGE FIN CO             2035   6.180%                   5,528               5,536              5,941
MORGAN STANLEY                             2039   5.380%                   5,762               5,818              6,125
MORGAN STANLEY                             2035   4.090%                   3,928               3,927              4,038
MORGAN STANLEY                             2035   5.160%                   2,500               2,509              2,651
MORGAN STANLEY MORTGAGE TRUST              2030   6.590%                   4,757               4,759              4,830
MORGAN STANLEY MORTGAGE TRUST              2030   6.250%                     475                 474                487
MORGAN STANLEY MORTGAGE TRUST              2040   3.270%                   9,736               9,782              9,403
MORGAN STANLEY MTG TRUST - CMO             2005   7.562%                   2,500               2,499              2,738 (d)
NPF XII  INC - ABS                         2003   1.539%                  10,000               1,700              1,700 (b)(d)(e)
RESIDENTIAL ASSET SECURITIES               2027   6.390%                     735                 732                736
SHEARSON LEHMAN PASS-THROUGH               2004   6.875%                     249                 248                251 (d)
TRIZEC PROPERTIES INC                      2013   6.522%                   5,000               4,998              5,331 (d)
WASHINGTON MUTUAL INC                      2033   3.930%                  10,000              10,000             10,078
WASHINGTON MUTUAL INC                      2033   3.990%                   7,500               7,499              7,414
WASHINGTON MUTUAL INC                      2034   3.961%                  12,500              12,499             12,441
WESTERN FINANCIAL SV                       2008   2.250%                   5,000               5,000              5,013
                                                         ---------------------------------------------------------------
Total - Mortgage Backed Securities                                     2,597,992           2,605,686          2,630,666
                                                         ---------------------------------------------------------------

AMERICAN EXPRESS CERTIFICATE COMPANY                                                                                      SCHEDULE I
Investments of Securities in Unaffiliated Issuers
At December 31, 2003
(Thousands)

                                                         Bal Held at 12/31/03 Principal                          Value at
                                                         Amt of Bonds & Notes or # of            Cost            12/31/03
Issuer Name and Issuer Title                                         Shares                  (Notes a & c)       (Note a)
------------------------------------------              ------------------------------- --------------------- --------------

Municipal Bonds
California
CALIFORNIA HSG FIN AGY SGL FAM             2016   7.890%                     475                 475                477
                                                         ---------------------------------------------------------------
Total - California                                                           475                 475                477
                                                         ---------------------------------------------------------------
New Jersey
NEW JERSEY STATE TRNPK AUTH                2009   3.140%                   4,000               4,000              3,931
                                                         ---------------------------------------------------------------
Total - New Jersey                                                         4,000               4,000              3,931
                                                         ---------------------------------------------------------------
New York
NEW YORK CITY GO - LT                      2008   3.000%                   5,000               5,004              4,859
                                                         ---------------------------------------------------------------
Total - New York                                                           5,000               5,004              4,859
                                                         ---------------------------------------------------------------
Pennsylvania
WYOMING VALLEY PA SANI AUTH WT             2007   5.125%                      60                  60                 63
                                                         ---------------------------------------------------------------
Total - Pennsylvania                                                          60                  60                 63
                                                         ---------------------------------------------------------------
Total - Municipal Bonds                                                    9,535               9,539              9,330
                                                         ---------------------------------------------------------------
Corporate Debt Securities
Corporate - Finance
ALLIANCE CAPITAL MGMT  -LP                 2006   5.625%                  12,500              12,462             13,313
ALLSTATE CORP                              2006   5.375%                   5,000               4,990              5,361
ALLSTATE CORP                              2008   4.250%                   5,000               4,991              5,108 (d)
AMB PROPERTY CORP                          2005   7.200%                   5,000               4,997              5,466
AMERICAN GENERAL FINANCE CORP              2007   4.500%                   7,500               7,483              7,790
AMERICAN GENERAL FINANCE CORP              2008   2.750%                   7,500               7,410              7,210
AON CORP                                   2004   6.900%                   3,000               3,000              3,070
ASSOCIATED BANC CORP                       2007   3.700%                   6,000               5,950              6,086
BANK OF AMERICA CORP                       2010   7.800%                   5,000               5,905              5,946
BANK OF NEW YORK CO INC                    2007   5.200%                   7,000               7,079              7,499
BANK OF NEW YORK CO INC                    2009   3.625%                  10,000               9,973              9,967
BANK ONE NA                                2008   3.700%                  19,000              19,199             19,232
BANKAMERICA CORP                           2009   5.875%                   5,000               5,416              5,478
BANKAMERICA CORP                           2004   6.625%                   5,000               4,999              5,119
BANKNORTH GROUP INC                        2008   3.750%                   6,150               6,210              6,108
BEAR STEARNS                               2008   4.000%                  10,000              10,490             10,185
BERKSHIRE HATHAWAY                         2008   3.375%                  17,500              17,441             17,417 (d)
CAPITAL ONE BANK                           2006   6.875%                   8,800               9,270              9,520
CITIGROUP INC                              2010   7.250%                   6,500               7,567              7,576
COUNTRYWIDE FUNDING CORP                   2004   5.250%                  10,000               9,996             10,170
COUNTRYWIDE HOME LOANS                     2006   5.500%                   5,000               4,986              5,345
CREDIT SUISSE FIRST BOSTON INC             2008   4.625%                  15,000              15,375             15,615
CREDIT SUISSE FIRST BOSTON INC             2009   3.875%                   2,000               2,000              1,998
ERAC USA FINANCE COMPANY                   2004   6.950%                   9,000               9,004              9,073 (d)
FIFTH THIRD BANCORP                        2008   3.375%                  12,000              11,897             11,970
FIRST UNION CORP                           2004   6.625%                   3,000               2,999              3,070
FLEET BOSTON FINANCIAL CORP                2007   4.200%                  11,000              11,157             11,359
FLEET FINANCIAL GROUP INC.                 2005   7.250%                   2,900               3,148              3,153
FORD MOTOR CREDIT CO                       2006   6.875%                   5,000               5,048              5,337
GOLDMAN SACHS GROUP INC                    2005   7.625%                  10,000              10,256             10,930
GOLDMAN SACHS GROUP INC                    2012   6.600%                  10,000              10,160             11,175
HERTZ CORP                                 2004   1.710%                  10,000              10,000              9,976
HOUSEHOLD FINANCE CORP                     2006   6.500%                   2,000               1,998              2,163
HOUSEHOLD FINANCE CORP                     2008   4.625%                  12,000              12,329             12,474
HOUSEHOLD INTERNATIONAL                    2007   5.750%                   5,000               4,929              5,406
JP MORGAN CHASE & COMPANY                  2008   4.000%                  10,000              10,046             10,174

AMERICAN EXPRESS CERTIFICATE COMPANY                                                                                      SCHEDULE I
Investments of Securities in Unaffiliated Issuers
At December 31, 2003
(Thousands)

                                                         Bal Held at 12/31/03 Principal                          Value at
                                                         Amt of Bonds & Notes or # of            Cost            12/31/03
Issuer Name and Issuer Title                                         Shares                  (Notes a & c)       (Note a)
------------------------------------------              ------------------------------- --------------------- --------------

KELLOGG UK HOLDING CO LIMITED              2006   4.490%                   8,400               8,400              8,692 (d)
KEY BANK OF NY                             2008   7.500%                   9,000              10,740             10,440
LEHMAN BROTHERS HLDGS                      2006   6.250%                  10,000               9,990             10,853
LEHMAN BROTHERS HLDGS                      2008   4.000%                   5,000               5,192              5,089
LEHMAN BROTHERS HLDGS                      2010   4.375%                   8,500               8,430              8,351
MARSH & MCLENNAN COMPANIES  IN             2008   3.625%                   5,000               4,990              5,012
MARSHALL & ILSLEY CORP                     2006   5.750%                  10,000               9,996             10,885
MBNA AMERICA BANK NA                       2005   7.750%                   6,000               5,991              6,543
MBNA CORP                                  2008   4.625%                   5,000               4,993              5,134
MERRILL LYNCH & CO INC                     2009   4.750%                  10,000               9,982             10,343
MERRILL LYNCH & CO INC                     2008   3.700%                   7,500               7,717              7,549
MERRILL LYNCH & CO INC                     2010   4.500%                   2,000               2,010              2,019
MERRILL LYNCH AIG CBO                      2010   2.490%                   6,500                   0                  0 (b)(e)
MERRILL LYNCH ELLIOTT & PAIGE              2010   2.601%                  11,000                   0                  0 (b)(d)(e)
METLIFE INC                                2005   3.911%                  10,000              10,139             10,284
MGIC INVESTMENT CORP/WI                    2005   7.500%                   7,000               6,989              7,638
MORGAN STANLEY                             2006   6.100%                   5,000               4,998              5,411
MORGAN STANLEY                             2007   5.800%                   5,000               4,990              5,423
MORGAN STANLEY                             2008   3.625%                   5,000               5,017              5,007
NATIONWIDE BLDG SOCIETY                    2009   4.000%                   5,000               4,989              5,041
NATWEST - NATIONAL WESTMINSTER             2009   7.375%                  12,650              14,927             14,943
O'N'E' LOAN TRUST                          2007   2.170%                  25,000              27,092             27,790 (b)(d)
OLD NATIONAL BANCORP                       2008   3.500%                   7,000               6,980              6,880
POPULAR NA INC                             2008   4.250%                  12,500              12,461             12,711
POPULAR NA INC                             2008   3.875%                   2,500               2,504              2,495
SAFECO CORP                                2010   4.875%                   6,000               5,972              6,165
SIMON DEBARTOLO GROUP INC.                 2007   7.125%                  10,000              10,176             11,340
SLM CORP                                   2008   3.625%                  15,000              15,038             14,936
SOUTHERN COMPANY FUNDING                   2007   5.300%                   6,500               6,493              7,013
SOVEREIGN BANCORP INC                      2005  10.200%                   3,189               3,189              3,421 (d)
ST PAUL COMPANIES                          2007   5.750%                   7,000               6,984              7,535
SUNTRUST BANKS INC                         2007   5.050%                   7,500               7,498              8,085
TIAA GLOBAL MARKETS                        2008   3.875%                   7,500               7,494              7,630 (d)
TRAVELERS PROPERTY CASUALTY                2008   3.750%                   5,000               4,989              5,011
UNION PLANTERS CORP                        2007   5.125%                   5,000               4,999              5,311
US BANCORP                                 2008   3.125%                   5,000               4,887              4,931
US BANK NA                                 2011   6.375%                  10,000              11,030             11,139
WACHOVIA BANK                              2005   7.450%                   5,000               5,000              5,420
WACHOVIA BANK                              2006   4.950%                   6,000               5,993              6,370
WASHINGTON MUTUAL INC                      2006   7.500%                   1,400               1,395              1,569
WASHINGTON MUTUAL INC                      2008   4.375%                  12,980              13,277             13,344
WASHINGTON MUTUAL SAVINGS BANK             2011   6.875%                   1,500               1,695              1,701
WAYLAND INVESTMENT FUND LLC                2004   7.790%                   5,000               5,000              5,179 (d)
WELLS FARGO & CO                           2007   5.125%                   5,000               5,000              5,334
WELLS FARGO & CO                           2008   3.500%                   5,000               4,995              5,016
WELLS FARGO & CO                           2011   6.450%                   4,000               4,470              4,491
                                                         ---------------------------------------------------------------
Total - Corporate - Finance                                              619,469             615,251            632,310
                                                         ---------------------------------------------------------------


AMERICAN EXPRESS CERTIFICATE COMPANY                                                                                      SCHEDULE I
Investments of Securities in Unaffiliated Issuers
At December 31, 2003
(Thousands)

                                                         Bal Held at 12/31/03 Principal                          Value at
                                                         Amt of Bonds & Notes or # of            Cost            12/31/03
Issuer Name and Issuer Title                                         Shares                  (Notes a & c)       (Note a)
------------------------------------------              ------------------------------- --------------------- --------------

Corporate - Industrial
ABITIBI CONSOLIDATED INC                   2005   8.300%                   3,250               3,250              3,445
ALCOA INC                                  2007   4.250%                  10,000               9,975             10,387
AMERICAN AIRLINES                          2008   6.400%                   1,505                 226              1,444 (b)(d)
AMERICAN AIRLINES                          2008   6.400%                   1,040                 156                999 (b)(d)
AMERICAN AIRLINES                          2008   6.400%                   1,535                 230              1,473 (b)(d)
AMERICAN AIRLINES                          2008   6.400%                     855                 128                821 (b)(d)
AMERICAN AIRLINES                          2008   6.400%                     855                 128                821 (b)(d)
AMERICAN AIRLINES                          2008   6.400%                     855                 128                821 (b)(d)
AMERICAN STANDARD COMPANIES                2008   7.375%                   2,000               1,941              2,210
ANADARKO PETRO CORP                        2008   3.250%                  10,000              10,122              9,820
AOL TIME WARNER                            2007   6.150%                   8,000               8,664              8,704
APOGENT TECHNOLOGIES INC                   2013   6.500%                   1,500               1,554              1,564
ARCH COAL INC                              2013   6.750%                   1,000               1,022              1,028 (d)
ASHLAND INC                                2005   7.830%                   1,100               1,100              1,176
BALL CORP                                  2012   6.875%                   2,000               2,065              2,090
BRITISH SKY BROADCASTING                   2009   6.875%                   1,500               1,461              1,684
BURLINGTON NORTHERN SANTA FE C             2005   6.375%                   5,000               4,999              5,397
BURLINGTON NORTHERN SANTA FE C             2010   7.125%                   5,000               5,796              5,788
CABLEVISION SYSTEMS - NY GRP -             2007   7.875%                   2,500               2,416              2,638
CADBURY SCHWEPPES US                       2008   3.875%                  12,500              12,465             12,443 (d)
CAMPBELL SOUP CO.                          2008   5.875%                   6,000               6,757              6,578
CARNIVAL CORP                              2007   3.750%                  10,000               9,966             10,018 (d)
CASCADES INC                               2013   7.250%                     435                 448                459
CASE CORP                                  2005   7.250%                   1,500               1,550              1,564
CATERPILLAR FINANCE SERVICES L             2004   6.875%                   5,000               4,997              5,157
CBD MEDIA/FINANCE INC                      2011   8.625%                     550                 593                602 (d)
CHESAPEAKE ENERGY CORP                     2013   7.500%                   1,500               1,589              1,624
CINTAS CORP                                2007   5.125%                   2,000               2,000              2,138
COCA-COLA ENTERPRISES INC                  2007   5.250%                  10,000               9,963             10,735
COMCAST CABLEVISION                        2006   6.375%                   1,300               1,298              1,398
COMCAST CORP                               2008   6.200%                  15,000              16,392             16,460
CONAGRA FOODS INC                          2005   7.500%                   4,000               3,997              4,348
CONOCO FINANCIAL                           2006   5.450%                   3,000               3,096              3,219
CONOCO INC                                 2004   5.900%                   7,500               7,499              7,594
COTT BEVERAGES INC                         2011   8.000%                   1,750               1,739              1,890
CSX CORP                                   2009   4.875%                   8,000               8,112              8,245
CSX TRANSPORTATION INC                     2007   7.450%                   3,600               4,036              4,083
DAIMLER CHRYSLER NA - US                   2006   6.400%                   6,000               6,146              6,445
DAIMLER CHRYSLER NA - US                   2008   4.750%                   9,000               9,444              9,207
DEVON ENERGY CORPORATION                   2004   6.750%                   6,500               6,506              6,529
DEVON ENERGY CORPORATION                   2004   8.050%                   2,000               1,997              2,053
DEX MEDIA EAST                             2010   8.500%                     890                 945                990 (d)
DIAGEO PLC                                 2007   3.500%                   4,000               3,993              4,034
DIAGEO PLC                                 2004   6.625%                   6,000               5,999              6,151
DIAGEO PLC                                 2008   3.375%                  10,000               9,936              9,955
DISNEY COMPANY - THE WALT                  2006   5.500%                  10,000              10,043             10,723
DISNEY COMPANY - THE WALT                  2007   5.375%                   5,000               4,992              5,312
DOMINOS INC                                2011   8.250%                     500                 527                540 (d)
DRS TECHNOLOGIES INC                       2013   6.875%                   1,800               1,823              1,850 (d)
ECHOSTAR DBS CORP                          2008   5.750%                   1,500               1,500              1,517 (d)
ECHOSTAR DBS CORP                          2011   6.375%                   1,000               1,000              1,028 (d)

AMERICAN EXPRESS CERTIFICATE COMPANY                                                                                      SCHEDULE I
Investments of Securities in Unaffiliated Issuers
At December 31, 2003
(Thousands)

                                                         Bal Held at 12/31/03 Principal                          Value at
                                                         Amt of Bonds & Notes or # of            Cost            12/31/03
Issuer Name and Issuer Title                                         Shares                  (Notes a & c)       (Note a)
------------------------------------------              ------------------------------- --------------------- --------------

ENCORE ACQUISITION CO                      2012   8.375%                   1,000               1,062              1,083
EQUIFAX INC                                2007   4.950%                   4,000               3,994              4,184
EURAMAX INTERNATIONAL INC                  2011   8.500%                   1,000               1,048              1,065 (d)
FIRSTPLUS FINL GROUP - ABS                 2023  42.594%                     503                 500              1,411 (b)(d)
FISHER SCIENTIFIC INTL INC                 2013   8.000%                     500                 527                536
FISHER SCIENTIFIC INTL INC                 2013   8.000%                   1,000               1,074              1,073 (d)
FLEXTRONICS INTERNATIONAL                  2013   6.500%                     800                 808                828
FORT JAMES CORP                            2007   6.875%                   1,000               1,028              1,055
GANNETT CO INC                             2007   5.500%                  10,000               9,952             10,770
GENERAL ELECTRIC CAP CORP                  2008   3.500%                   7,500               7,493              7,493
GENERAL ELECTRIC CAP CORP                  2010   4.250%                   2,000               1,990              1,986
GENERAL ELECTRIC CAP CORP                  2007   5.375%                   5,000               4,987              5,365
GENERAL ELECTRIC CAP CORP                  2008   4.250%                   4,000               3,980              4,120
GENERAL MILLS                              2007   5.125%                   7,300               7,575              7,754
GENERAL MOTORS ACCEPTANCE CORP             2008   5.125%                  12,500              12,461             12,922
GEORGIA GULF CORP                          2013   7.125%                   1,200               1,228              1,248 (d)
GULFTERRA ENERGY PARTNERS LP               2010   6.250%                     500                 507                520
HALLMARK CARDS  INC                        2008   4.220%                  10,000              10,000              9,957 (d)
HARRAH'S ENTERTAINMENT INC                 2005   7.875%                   2,000               2,036              2,175
HCA INC                                    2012   6.300%                   1,800               1,827              1,856
HILTON HOTELS CORP                         2009   7.200%                   1,500               1,554              1,643
HMH PROPERTIES INC                         2008   7.875%                   1,200               1,242              1,248
HOLLINGER INTERNATIONAL PUBLIS             2010   9.000%                     750                 785                797
HORTON D R INC                             2009   8.000%                   2,000               1,993              2,260
HOST MARRIOTT CORP                         2013   7.125%                   1,000               1,000              1,033 (d)
INGERSOLL RAND                             2004   5.800%                  10,000               9,999             10,168
INTERNATIONAL PAPER COMPANY                2008   3.800%                  15,000              15,098             14,953
INTERNATIONAL PAPER COMPANY                2009   4.250%                   2,000               1,997              2,007
JC PENNEY INC                              2015   6.875%                     500                 524                526
JOHN DEERE CAPITAL CORPORATION             2008   3.900%                  15,000              15,152             15,255
JONES APPAREL GROUP INC                    2004   7.500%                   3,000               2,999              3,080
JONES APPAREL GROUP INC                    2006   7.875%                   2,000               1,997              2,224
KAUFMAN & BROAD HOME                       2004   7.750%                   3,000               2,997              3,075
KELLOGG CO.                                2006   6.000%                   5,150               5,461              5,518
KELLOGG CO.                                2008   2.875%                   5,000               4,999              4,843
KENDALL-JACKSON WINE ESTATES L             2009   2.411%                  12,000              12,000             12,375 (d)
KEY ENERGY GROUP INC                       2013   6.375%                   1,000                 944              1,015
KIRBY CORPORATION                          2013   2.370%                  15,000              15,000             15,036 (d)
KOPPERS CO                                 2013   9.875%                     925                 974              1,020 (d)
KRAFT FOODS INC                            2006   4.625%                  15,000              14,987             15,661
KRAFT FOODS INC                            2008   4.000%                   4,000               3,978              4,027
KROGER COMPANY                             2006   8.150%                   4,000               4,002              4,484
L-3 COMMUNICATIONS CORP                    2013   6.125%                   2,500               2,491              2,519
LAMAR ADVERTISING                          2013   7.250%                     745                 771                801
LEAR CORP                                  2005   7.960%                   1,500               1,502              1,605
LIBERTY MEDIA CORP                         2006   3.500%                   6,000               5,977              6,030
LIN TELEVISION CORP                        2013   6.500%                   1,000                 978              1,001 (d)
LOCKHEED MARTIN CORPORATION.               2009   8.200%                  16,000              19,481             19,430
LOUISIANA PACIFIC                          2005   8.500%                   1,000                 995              1,080
MANITOWOC CO                               2013   7.125%                   1,575               1,611              1,628
MASCO CORP                                 2007   4.625%                   5,000               4,991              5,219
MEDIA GENERAL                              2006   6.950%                   5,000               4,998              5,283

AMERICAN EXPRESS CERTIFICATE COMPANY                                                                                      SCHEDULE I
Investments of Securities in Unaffiliated Issuers
At December 31, 2003
(Thousands)

                                                         Bal Held at 12/31/03 Principal                          Value at
                                                         Amt of Bonds & Notes or # of            Cost            12/31/03
Issuer Name and Issuer Title                                         Shares                  (Notes a & c)       (Note a)
------------------------------------------              ------------------------------- --------------------- --------------

MEDIANEWS GROUP INC                        2013   6.875%                   1,500               1,493              1,526 (d)
MGM MIRAGE INC                             2009   6.000%                   2,000               2,000              2,055
MOHEGAN TRIBAL GAMING AUTHORIT             2009   6.375%                   1,500               1,518              1,549
MORRIS PUBLISHING                          2013   7.000%                   1,000               1,000              1,015 (d)
NALCO CHEMICAL                             2011   7.750%                   1,500               1,553              1,605 (d)
NEIGHBORCARE INC                           2013   6.875%                     500                 505                509 (d)
NEWFIELD EXPLORATION CO                    2011   7.625%                   2,500               2,589              2,788
NEWS AMERICA HOLDINGS INC                  2008   6.625%                  13,750              15,487             15,293
NORAMPAC INC                               2013   6.750%                   2,000               1,958              2,085
NORTHROP GRUMMAN                           2011   7.125%                   5,000               5,663              5,783
NORTHWEST AIRLINES CORP                    2011   6.841%                  10,000              10,000              9,950
OCCIDENTAL PETROLEUM CORP                  2008   7.375%                   7,500               8,337              8,652
OFFSHORE LOGISTICS  INC.                   2013   6.125%                     500                 477                490
OMNICARE  INC                              2013   6.125%                   1,750               1,783              1,759
OWENS-BROCKWAY GLASS                       2011   7.750%                   1,500               1,564              1,611
PACKAGING CORP OF AMERICA                  2008   4.375%                   3,250               3,236              3,251
PEABODY ENERGY CORP                        2013   6.875%                   2,500               2,597              2,638
PRAXAIR INC.                               2008   2.750%                  15,000              14,943             14,473
QUEBECOR WORLD INC                         2006   7.200%                  10,000              10,000             10,714 (d)
RAYTHEON COMPANY                           2010   6.550%                   1,655               1,897              1,826
RAYTHEON COMPANY                           2010   6.000%                   2,500               2,791              2,672
REPUBLIC SERVICES INC                      2004   6.625%                   5,000               4,998              5,088
RHODIA                                     2010   7.625%                     500                 516                480 (d)
RIO ALTO EXPLORATION LTD                   2005   7.690%                   9,000               9,000              9,759 (d)
RIO TINTO LTD                              2008   2.625%                  12,500              12,497             11,979
ROGERS CABLE SYSTEMS                       2013   6.250%                   1,500               1,524              1,511
SAFEWAY INC                                2007   4.800%                   5,000               4,993              5,193
SARA LEE CORP                              2008   2.750%                  15,000              14,954             14,500
SCHULER HOMES INC                          2009   9.375%                   1,000               1,000              1,125
SCOTTS COMPANY                             2013   6.625%                   1,500               1,532              1,538 (d)
SEAGATE TECHNOLOGY HOLDINGS                2009   8.000%                     250                 272                269
SHAW COMMUNICATIONS INC                    2011   7.250%                     750                 784                811
SILGAN HOLDING                             2013   6.750%                   1,000               1,001              1,003 (d)
SINCLAIR BROADCAST GROUP INC.              2012   8.000%                     500                 529                540
SPX CORP                                   2011   6.250%                     500                 505                514
STANDARD PACIFIC CP                        2008   6.500%                   1,000               1,000              1,025
STANLEY WORKS                              2007   3.500%                   2,500               2,492              2,525
STARWOOD HOTELS AND RESORTS WO             2012   7.875%                     500                 556                563
STATION CASINOS INC.                       2008   8.375%                   1,500               1,509              1,609
SUSQUEHANNA MEDIA CO                       2013   7.375%                   1,000               1,039              1,043
TARGET CORP                                2009   5.375%                   6,150               6,386              6,592
TEKKAY SHIPPING CORP                       2006   8.320%                   1,500               1,505              1,575
TENET HEALTHCARE CORP.                     2007   5.000%                   2,500               2,484              2,419
TEREX CORPORATION                          2014   7.375%                     500                 495                511 (d)
TEXTRON INC                                2004   6.375%                   3,000               2,998              3,078
THOMSON CORP                               2009   4.250%                   7,500               7,438              7,572
TIME WARNER ENTERTAINMENT CO               2006   6.125%                   8,000               7,992              8,612
TOM BROWN                                  2013   7.250%                       2               1,550              1,586
TOYOTA MOTOR CREDIT CORP                   2008   2.875%                  20,000              19,906             19,573
TRANS OCEAN CONTAINER CORP                 2007   6.670%                   4,124               4,117              4,454 (d)
TRANSDIGM INC                              2011   8.375%                     750                 800                798
TRIAD HOSPITALS                            2009   8.750%                     500                 542                542

AMERICAN EXPRESS CERTIFICATE COMPANY                                                                                      SCHEDULE I
Investments of Securities in Unaffiliated Issuers
At December 31, 2003
(Thousands)

                                                         Bal Held at 12/31/03 Principal                          Value at
                                                         Amt of Bonds & Notes or # of            Cost            12/31/03
Issuer Name and Issuer Title                                         Shares                  (Notes a & c)       (Note a)
------------------------------------------              ------------------------------- --------------------- --------------

TTX COMPANY                                2004   7.350%                   4,000               4,000              4,170 (d)
UNION PACIFIC CORP                         2004   5.840%                   5,000               5,000              5,074
UNION PACIFIC CORP                         2009   3.875%                   6,000               5,985              5,974
UNION PACIFIC CORP                         2010   3.625%                   3,000               2,981              2,862
UNION TANK                                 2008   6.500%                   2,754               2,752              2,931
UNITED AIR LINES INC                       2010   7.032%                   3,920               3,920              3,394
UNITED HEALTHCARE                          2005   7.500%                   6,000               5,991              6,587
UNITED RENTALS INC                         2013   7.750%                   1,250               1,243              1,288 (d)
UNITED STATES STEEL                        2010   9.750%                   1,500               1,590              1,703
USX CORP                                   2004   7.200%                  10,000              10,007             10,057
VALERO ENERGY CORP                         2007   6.125%                   3,500               3,495              3,778
VALSPAR CORP                               2007   6.000%                  10,000               9,965             10,677
VIACOM INC                                 2007   5.625%                  10,000              10,118             10,812
VIDEOTRON - LE GRPE LTD                    2014   6.875%                   1,000               1,022              1,030 (d)
VIN & SPIRIT AB - V&S                      2008   3.570%                  15,000              15,000             14,734 (d)
VIVENDI UNIVERSAL                          2008   6.250%                   1,070               1,102              1,132 (d)
WABTEC                                     2013   6.875%                   1,000               1,017              1,036 (d)
WALMART STORES                             2006   5.450%                  10,000              10,175             10,766
WCI COMMUNITIES                            2013   7.875%                   1,810               1,860              1,910 (d)
WEYERHAEUSER CO                            2008   5.950%                  10,000              10,337             10,749
WYETH                                      2004   6.125%                   5,000               5,000              5,045
WYETH                                      2006   6.500%                   5,000               5,000              5,393
XTO ENERGY INC                             2013   6.250%                   1,500               1,542              1,583
                                                         ---------------------------------------------------------------
Total - Corporate - Industrial                                           771,004             781,670            804,752
                                                         ---------------------------------------------------------------

Corporate - Utility
AMERICAN ELECTRIC POWER                    2006   6.125%                   2,500               2,496              2,694
BELLSOUTH CORP                             2010   7.750%                  15,000              17,577             17,725
BRITISH TELECOMM/PP                        2005   7.875%                  12,500              13,046             13,775
CINCINNATI BELL INC                        2013   7.250%                   1,250               1,275              1,328 (d)
CINERGY CORP                               2004   6.125%                   4,000               4,000              4,048
CINGULAR WIRELESS LLC                      2006   5.625%                   5,000               4,989              5,363
CITIZENS COMMUNICATIONS COMPAN             2008   7.625%                   2,591               3,026              2,837
CONSOLIDATED EDISON NY                     2008   6.250%                   6,000               6,642              6,592
CONSOLIDATED EDISON NY                     2008   3.625%                   9,000               8,974              8,974
CONSOLIDATED NAT GAS CO                    2008   6.625%                   5,700               6,372              6,388
CONSUMERS ENERGY                           2008   6.375%                   2,500               2,769              2,720
CONSUMERS ENERGY                           2008   4.250%                   9,500               9,805              9,576 (d)
DAYTON POWER & LIGHT CO                    2011   6.875%                   1,250               1,298              1,300
DEUTSCHE TELEKOM                           2010   8.500%                   8,250              10,058              9,975
DEUTSCHE TELEKOM                           2008   3.875%                   5,000               5,002              5,002
DTE ENERGY CO                              2004   6.000%                  10,000               9,997             10,163
DUKE ENERGY CORP.                          2008   3.750%                   4,500               4,501              4,516
DUKE ENERGY CORP.                          2008   4.200%                  10,000              10,083             10,044
ENERGY EAST CORP                           2006   5.750%                   7,500               7,474              8,005
FIRST ENERGY CORP                          2006   5.500%                  10,000               9,993             10,359
FPL FUELS INC                              2006   2.340%                   5,370               5,370              5,325 (d)
FPL FUELS INC                              2006   2.340%                   4,630               4,630              4,591 (d)
FRANCE TELECOM                             2006   8.700%                   2,850               2,956              3,183
KANSAS CITY POWER & LIGHT                  2005   7.125%                  10,000              10,212             10,893
KANSAS CITY POWER & LIGHT                  2007   6.000%                   4,000               3,994              4,274
MIDAMERICAN ENERGY HLDGS                   2008   3.500%                   9,500               9,487              9,340
NISOURCE INC                               2006   3.200%                   3,000               3,002              3,016
PACIFICORP                                 2008   4.300%                   6,500               6,491              6,639
PECO ENERGY COMPANY                        2008   3.500%                  20,000              20,000             19,917

AMERICAN EXPRESS CERTIFICATE COMPANY                                                                                      SCHEDULE I
Investments of Securities in Unaffiliated Issuers
At December 31, 2003
(Thousands)

                                                         Bal Held at 12/31/03 Principal                          Value at
                                                         Amt of Bonds & Notes or # of            Cost            12/31/03
Issuer Name and Issuer Title                                         Shares                  (Notes a & c)       (Note a)
------------------------------------------              ------------------------------- --------------------- --------------

PPL CORPORATION                            2005   7.750%                   3,000               2,999              3,191
PPL CORPORATION                            2007   5.875%                   6,135               6,759              6,695
PROGRESS ENERGY INC                        2004   6.550%                   2,500               2,500              2,519
PROGRESS ENERGY INC                        2006   6.750%                   2,100               2,099              2,277
PROGRESS ENERGY INC                        2008   5.850%                  10,000               9,997             10,756
PUB SERV CO OF COLORADO                    2008   4.375%                   1,830               1,863              1,877
PUGET ENERGY INC                           2008   3.363%                   3,500               3,500              3,391
SBC COMMUNICATIONS INC                     2008   6.150%                   7,000               7,817              7,697
SBC COMMUNICATIONS INC                     2011   6.250%                   7,000               7,645              7,663
SBC COMMUNICATIONS INC                     2006   5.750%                   5,000               5,088              5,365
SEMCO ENERGY INC                           2008   7.125%                     670                 682                698
SOUTHWESTERN PUB SRV CO                    2006   5.125%                   7,000               6,989              7,385
SPRINT CAPITAL CORP                        2008   6.125%                  10,000              10,576             10,659
TAMPA ELECTRIC CO                          2007   5.375%                   3,785               4,101              4,023
TELEFONICA EUROPE                          2005   7.350%                   8,000               7,999              8,681
TELUS CORP ORD                             2007   7.500%                   6,500               7,086              7,274
TRANS CONTINENTAL GAS PIPELINE             2011   7.000%                     500                 541                533
VERIZON COMMUNICATIONS                     2012   6.875%                   4,000               4,422              4,426
VIRGINIA ELEC & PWR CO                     2006   5.750%                   4,675               4,667              5,006
VODAFONE GROUP PLC                         2005   7.625%                  10,000              10,070             10,658
VODAFONE GROUP PLC                         2010   7.750%                   4,400               5,344              5,209
VODAFONE GROUP PLC                         2008   3.950%                   3,500               3,543              3,556
WESTERN RESOURCES                          2007   7.875%                   2,448               2,713              2,736
WILLIAMS COMPANIES INC - THE               2007   7.550%                   3,000               3,002              3,210
WISCONSIN ENERGY                           2006   5.875%                  10,000               9,976             10,661
WISCONSIN ENERGY                           2008   5.500%                   2,500               2,616              2,669
XCEL ENERGY                                2010   4.750%                   3,500               3,490              3,587
XCEL ENERGY                                2008   3.400%                   2,500               2,421              2,443
                                                         ---------------------------------------------------------------
Total - Corporate - Utility                                              332,934             346,024            353,406
                                                         ---------------------------------------------------------------
Total - Corporate Debt Securities                                      1,723,406           1,742,945          1,790,468
                                                         ---------------------------------------------------------------
Total - BONDS AND NOTES                                                4,346,304           4,373,525          4,446,168
                                                         ---------------------------------------------------------------

PREFERRED STOCK
Preferred Stock - Stated Maturity
Corporate - Industrial
BHP OPERATIONS                             2006   6.760%                      50               5,000              5,419 (d)
WHIRLPOOL CORP                             2008   6.550%                       9                 902                929 (d)
                                                         ---------------------------------------------------------------
Total - Corporate - Industrial                                                59               5,902              6,348
                                                         ---------------------------------------------------------------

Corporate - Utility
APPALACHIAN POWER                          2008   5.900%                       5                 468                454
APPALACHIAN POWER                          2008   5.920%                       6                 561                562
CENTRAL ILLINOIS LIGHT COMPANY             2008   5.850%                      35               3,499              3,514
INDIANA MICHIGAN PWR CO                    2009   6.300%                      52               5,224              5,421
INDIANA MICHIGAN PWR CO                    2009   6.250%                      20               2,000              2,065
INDIANA MICHIGAN PWR CO                    2009   5.900%                      33               3,186              3,302
LOUISVILLE GAS & ELECTRIC CO               2008   5.875%                      11               1,139              1,154
OHIO POWER CO                              2009   5.900%                      36               3,567              3,632
POTOMAC ELECTRIC                           2007   3.400%                     146               7,279              7,351
RGS ENERGY GROUP INC                       2009   6.600%                     100              10,067             10,172
SAN DIEGO GAS & ELEC COMPANY               2008   1.763%                      57               1,448              1,509
                                                         ---------------------------------------------------------------
Total - Corporate - Utility                                                  501              38,439             39,136
                                                         --------------------------------------------------------------
Total - Preferred Stock - Stated Maturity                                    559              44,340             45,484
                                                         --------------------------------------------------------------

Preferred Stock - Perpetual
Corporate - Finance
CITIBANK-NEW YORK  NY                             0.000%                     100              10,000             10,100
CITIGROUP INC                                     5.860%                     150               7,782              7,952
                                                         ---------------------------------------------------------------
Total - Corporate - Finance                                                  250              17,782             18,052
                                                         ---------------------------------------------------------------
Total - Preferred Stock - Perpetual                                          250              17,782             18,052
                                                         ---------------------------------------------------------------
Total - PREFERRED STOCK                                                      809              62,122             63,536
                                                         --------------------------------------------------------------

AMERICAN EXPRESS CERTIFICATE COMPANY                                                                                      SCHEDULE I
Investments of Securities in Unaffiliated Issuers
At December 31, 2003
(Thousands)

                                                         Bal Held at 12/31/03 Principal                          Value at
                                                         Amt of Bonds & Notes or # of            Cost            12/31/03
Issuer Name and Issuer Title                                         Shares                  (Notes a & c)       (Note a)
------------------------------------------              ------------------------------- --------------------- --------------

COMMON STOCK
Common Stock
Corporate - Industrial
AMR CORP                                          0.000%                       2                   0                 21
Total - Corporate - Industrial                                                 2                   0                 21
                                                         ---------------------------------------------------------------
Total - Common Stock                                                           2                   0                 21
                                                         ---------------------------------------------------------------
Total - COMMON STOCK                                                           2                   0                 21
                                                         ---------------------------------------------------------------
TOTAL Investments in Securities of Unaffiliated Issuers                4,347,115           4,435,647          4,509,726
                                                         ---------------------------------------------------------------

NOTES:

a) See Notes 1 and 3 to the financial statements regarding determination of cost and fair values. All Available-for-Sale securities are carried at fair value on the balance sheet.

b) In the absence of market quotations, securities are valued by AmEx Certificate Company at fair value.

c) Aggregate cost of investment in securities of unaffiliated issuers for federal income tax purposes was $4,494,887.

d) Securities acquired in private negotiation which may require registration under federal securities law if they were to be publicly sold.

e) Non-income producing securities.

AMERICAN EXPRESS CERTIFICATE COMPANY                                                                SCHEDULE II
Investments in and Advances to Affiliates and Income Thereon
December 31, 2003, 2002 and 2001
(Thousands)
                                                              Balance December 31, 2003
                                                      ------------------------------------------
                                                                                                     Interest
                                                                                                    Dividends
                                                         Principal                    Carrying      Credited
                                                         Amount or         Cost        Value        to Income
Name of Issuer and Title of Issue                      No. of Shares        (a)         (b)            (c)
----------------------------------                   -----------------  ----------  -----------  --------------

Wholly Owned Subsidiary (b):
Real Estate Investment Company:
  Investors Syndicate Development Corporation:
      Capital Stock..................................              100        ($45)        ($45)             $0
                                                      =================

  Investors Syndicate Development Corporation:
      Other..........................................               $0           4            4               0
                                                      =================

Other Affiliates (as defined in Sec. 2(a)(3) of the
Investment Company Act of 1940)......................               $0           0            0               0
                                                      =================  ----------  -----------  --------------

    Total affiliates.................................                         ($41)        ($41)             $0
                                                                         ==========  ===========  ==============

                                                              Balance December 31, 2002
                                                      ------------------------------------------
                                                                                                     Interest
                                                                                                    Dividends
                                                         Principal                    Carrying      Credited
                                                         Amount or         Cost        Value        to Income
Name of Issuer and Title of Issue                      No. of Shares        (a)         (b)            (c)
----------------------------------                   -----------------  ----------  -----------  --------------

Wholly Owned Subsidiary (b):
Real Estate Investment Company:
  Investors Syndicate Development Corporation:
      Capital Stock..................................              100        $422         $422              $0
                                                      =================


Other Controlled Companies:                                         $0        (467)        (467)              0
                                                      =================

Other Affiliates (as defined in Sec. 2(a)(3) of the
Investment Company Act of 1940)......................               $0           0            0               0
                                                      =================  ----------  -----------  --------------

    Total affiliates.................................                         ($45)        ($45)             $0
                                                                         ==========  ===========  ==============

AMERICAN EXPRESS CERTIFICATE COMPANY                                                                SCHEDULE II
Investments in and Advances to Affiliates and Income Thereon
December 31, 2003, 2002 and 2001
(Thousands)
                                                              Balance December 31, 2001
                                                      ------------------------------------------
                                                                                                     Interest
                                                                                                    Dividends
                                                         Principal                    Carrying      Credited
                                                         Amount or         Cost        Value        to Income
Name of Issuer and Title of Issue                      No. of Shares        (a)         (b)            (c)
----------------------------------                   -----------------  ----------  -----------  --------------

Wholly Owned Subsidiary (b):
Real Estate Investment Company:
  Investors Syndicate Development Corporation:
      Capital Stock..................................              100        $422         $422              $0
                                                      =================

Other Controlled Companies:                                         $0           0            0               0
                                                      =================

Other Affiliates (as defined in Sec. 2(a)(3) of the
Investment Company Act of 1940)......................               $0           0            0               0
                                                      =================  ----------  -----------  --------------

    Total affiliates.................................                         $422         $422              $0
                                                                         ==========  ===========  ==============

NOTES:

  (a) The aggregate cost for federal income tax purposes was ($41), ($45), and $422 at December 31, 2003, 2002, and 2001, respectively, subject to possible adjustment in certain circumstances under consolidated income tax return regulations.

  (b) Investments in stocks of wholly owned subsidiaries are carried at cost adjusted for equity in undistributed net income since organization or acquisition of the subsidiaries.

  (c) There were no dividends or interest earned which were not credited to income.

  AMERICAN EXPRESS CERTIFICATE COMPANY                                                                                  SCHEDULE III
Mortgage Loans on Real Estate and Interest
          Earned on Mortgages
      Year Ended December 31, 2003
              (Thousands)

                                                                         Mortgage loans on real estate at      Part 2 - Interest
                                                     Part 1 -                       end of period              earned on mortgages
                                                     --------         --------------------------------------- ---------------------

                                                                                 Amount of principal
                                                                                  unpaid at end of
                                                                                      period
                                                                                --------------------

                                                                                                                          Average
                                                                                                                           gross
                                                                                                                          rate of
                                                                      Carrying                                 Interest   interest
                                                                      amount of          Subject     Amount    due and       on
                                                                      mortgages            to          of      accrued    mortgages
                                                       Number  Prior  (c),(g),         delinquent  mortgages  at end of  held at end
                    Description (a)                     of     liens  (h) and           interest      being    period     of period
Loan No.   Mortgagor                Property Location  loans    (b)     (i)      Total     (d)     foreclosed   (e)         (f)
----------------------------------- ------------------ ------  ------ --------- ------ ----------- ---------- ---------- -----------
First mortgages:
  Insured by Federal Housing
  Administration - liens on:
      Residential - under $100                              0               $0      $0         $0           $0                0.000%
      Apartment and business -
      under $100                                            0                0       0          0            0                0.000%
                                                      --------        ---------   -----   --------   ----------          -----------

                  Total                                     0                0       0          0            0                0.000%
                                                      --------        ---------   -----   --------   ----------          -----------
  Partially guaranteed under
  Serviceman's
    Readjustment Act of 1944,
    as amended - liens on:
        Residential - under $100                            0                0       0          0            0                0.000%
        Apartment and business -
        under $100                                          0                0       0          0            0                0.000%
                                                      --------        ---------   -----   --------   ----------          -----------

                  Total                                     0                0       0          0            0                0.000%
                                                      --------        ---------   -----   --------   ----------          -----------
  Other - liens on:
    Residential                                             0                0       0          0            0                0.000%
                                                      --------        ---------   -----   --------   ----------          -----------
    Apartment and business:
      Under $100                                         0                   0       0          0            0                0.000%
      $100 to $150                                       0                   0       0          0            0                0.000%
      $150 to $200                                       0                   0       0          0            0                0.000%
      $200 to $250                                       0                   0       0          0            0                0.000%
      $250 to $300                                       1                 255     255          0            0                8.500%
      $300 to $350                                       0                   0       0          0            0                0.000%
      $350 to $400                                       0                   0       0          0            0                0.000%
      $400 to $450                                       0                   0       0          0            0                0.000%
      $450 to $500                                       0                   0       0          0            0                0.000%

 21-47139  Treasure's Island Inc.   Eagan, MN            1               1,170   1,170          0            0               8.25000
 21-47157  John A. Belanich         Tampa, FL            1               2,676   2,676          0            0               7.65000
 21-47164  Center Hol               Hamilton, OH         1               3,117   5,117          0            0               6.00000
 21-47167  Wilder Corp of Delaware  Ruskin, FL           1               5,649   5,649          0            0               7.44000
 21-47168  Wilder Corp of Delaware  Riverview, FL        1               3,028   3,028          0            0               7.44000
 21-47173  Cinram Associates        Fairfield, NJ        1               3,560   3,560          0            0               7.26000
 21-47186  Mack Edison Company      Edison, NJ           1               5,408   5,408          0            0               6.85000
 21-47187  Industrial Development
           Association              Mebane, NC           1               2,603   2,603          0            0               7.22000
 21-47195  Tipotex Inc.             Pharr, TX            1               1,975   1,975          0            0               3.80000
 21-47196  Tropic Star              Pharr, TX            1               4,419   4,419          0            0               3.80000
 21-47197  Winter Ranch             Alamo, TX            1               1,012   1,012          0            0               3.80000
 21-47204  Fort Walton              Mary Esther, FL      1               2,669   2,669          0            0               7.04000
 21-47205  Kavanagh                 Tucson, AZ           1               3,578   3,578          0            0               7.05000
 21-47206  Artrisco                 Albuquerque, NM      1               3,761   4,761          0            0               6.00000
 21-47209  Fountain Lake            Brandeton, FL        1               5,289   5,289          0            0               6.40000
 21-47210  Orion                    West Haven, CT       1               3,767   3,767          0            0               6.60000
 21-47214  West Health Inc.         Plymouth, MN         1               9,991   9,991          0            0               7.45000
 21-47215  Invespro                 Urbandale, IA        1               3,014   3,014          0            0               6.25000
 21-47216  Invespro                 Urbandale, IA        1               2,372   2,372          0            0               6.25000
 21-47223  Westwood Plaza           Houston, TX          1               5,494   5,494          0            0               6.15000
 21-47224  Custer Office            Plano, TX            1               2,531   2,531          0            0               6.00000
 21-47225  Valley Mining            Eagan, MN            1               1,386   1,386          0            0               7.21000
 21-47226  Jake's LP                Austin, TX           1               2,509   2,509          0            0               5.50000
 21-47228  Lafayette Square         Bridgeport, CT       1               3,941   3,941          0            0               7.14000
 21-47230  Wilcrest Gree            Houston, TX          1               1,870   1,870          0            0               7.08000
 21-47232  DHIR Group LLC           Milwaukee, WI        1               3,854   3,854          0            0               7.40000
 21-47233  Capital Plaza            Jefferson City, MO   1               1,884   1,884          0            0               7.15000
 21-47234  Southwest Medical        Littleton, CO        1               2,992   2,992          0            0               7.18000
 21-47235  2507 & 2473 Assc         Southport, CT        1               2,500   2,500          0            0               7.02000
 21-47237  Abmar Valley             Roanoke, VA          1               1,436   1,436          0            0               5.25000
 21-47238  Cicero Place             Cicero, IN           1               3,150   3,150          0            0               7.00000
 21-47240  Crystal Plaza            Baltimore, MD        1               3,640   3,640          0            0               7.02000
 21-47241  Pal, Inc                 Sioux Falls, SD      1                 991     991          0            0               7.05000
 21-47242  Northpoint AT            San Antonio, TX      1               4,322   4,322          0            0               7.33000
 21-47243  Pam-Joy Realty           Chesapeake. VA       1               2,780   2,780          0            0               6.96000
 21-47245  Tide Mill                Southport, CT        1               2,270   2,270          0            0               6.98000
 21-47246  JLC, IX PF LTD           Dallas, TX           1                 892     892          0            0               7.01000
 21-47248  HMJ                      Moorehead, MN        1               5,242   5,242          0            0               6.96000
 21-47249  MIDEB                    Ventura, CA          1               4,625   4,625          0            0               6.75000
 21-47250  Thomas Ribis             Alexandria, VA       1               2,534   2,534          0            0               6.90000
 21-47251  Arcadia Villa            Phoenix, AZ          1               2,596   2,596          0            0               6.80000
 21-47252  Broken Arrow             Broken Arrow, OK     1               3,098   3,098          0            0               6.80000

  AMERICAN EXPRESS CERTIFICATE COMPANY                                                                                  SCHEDULE III
Mortgage Loans on Real Estate and Interest
          Earned on Mortgages
      Year Ended December 31, 2003
              (Thousands)

                                                                         Mortgage loans on real estate at      Part 2 - Interest
                                                     Part 1 -                       end of period              earned on mortgages
                                                     --------         --------------------------------------- ---------------------

                                                                                 Amount of principal
                                                                                  unpaid at end of
                                                                                      period
                                                                                --------------------

                                                                                                                          Average
                                                                                                                           gross
                                                                                                                          rate of
                                                                      Carrying                                 Interest   interest
                                                                      amount of          Subject     Amount    due and       on
                                                                      mortgages            to          of      accrued    mortgages
                                                       Number  Prior  (c),(g),         delinquent  mortgages  at end of  held at end
                    Description (a)                     of     liens  (h) and           interest      being    period     of period
Loan No.   Mortgagor                Property Location  loans    (b)     (i)      Total     (d)     foreclosed   (e)         (f)
----------------------------------- ------------------ ------  ------ --------- ------ ----------- ---------- ---------- -----------
  21-47253  Palo Verde Plaxa        Phoenix, AZ          1               1,549   1,549          0            0               6.80000
  21-47254  Village S.              Tulsa, OK            1               3,234   3,234          0            0               6.80000
  21-47255  Gaughan                 Forest Lake/
                                    Stillwater, MN       1               4,777   4,777          0            0               6.83000
  21-47256  Fremont Apts            Rapid City, SD       1                 952     952          0            0               6.75000
  21-47257  American Bank Plaza     Corpus Christi, TX   1               6,601   6,601          0            0               6.90000
  21-47259  Anza Plaza              Santa Clarita, CA    1               1,783   1,783          0            0               6.95000
  21-47260  Eisenhower 3            Ann Arbor, MI        1               2,665   2,665          0            0               6.98000
  21-47261  KKMP Properties         Bloomington, MN      1               1,030   1,030          0            0               7.06000
  21-47262  312 Third Street        Fargo, ND            1               5,351   5,351          0            0               6.90000
  21-47263  G.O.L.D                 Columbus, OH         1               2,028   2,028          0            0               6.95000
  21-47264  Esnet Properties        Orem, UT             1               1,807   1,807          0            0               6.81000
  21-47265  Eaglecreek A            Lakewood, CO         1               2,090   2,090          0            0               6.77000
  21-47266  Independence            Clarkston, MI        1               3,841   3,841          0            0               6.89000
  21-47267  Blairhill LLC           Charlotte, NC        1               1,284   1,284          0            0               6.91000
  21-47268  Lemans Limited          Seebring, FL         1               5,196   5,196          0            0               6.85000
  21-47269  Hampton Inn             Spokane, WA          1               3,726   3,726          0            0               7.15000
  21-47270  Brookhollow-2           Houston, TX          1               2,591   2,591          0            0               6.80000
  21-47271  Wilsonville             Wilsonville, OR      1               1,605   1,605          0            0               6.85000
  21-47272  Southeast Com           Aurora, CO           1               1,824   1,824          0            0               6.44000
  21-47273  Sears Bldg              Rapid City, SD       1                 777     777          0            0               6.85000
  21-47274  Edison                  Towson, MD           1               1,092   1,092          0            0               6.85000
  21-47275  Colorado & SA           Colorado
                                    Springs, CO          1               1,830   1,830          0            0               6.55000
  21-47277  Alvernon Place          Tucson, AZ           1               2,092   2,092          0            0               7.00000
  21-47278  VL Grand Rdge           Kennewick, WA        1               6,179   6,179          0            0               6.75000
  21-47279  Daniel G                Chetek, WI           1               1,920   1,920          0            0               7.25000
  21-47281  Cleveland               Shaker Heights, OH   1               2,213   2,213          0            0               7.00000
  21-47282  Cary Bldg LP            Springfield, VA      1               2,051   2,051          0            0               6.85000
  21-47285  Equity One In           Fort Meyers, FL      1               3,898   3,898          0            0               6.75000
  21-47286  Silvercrest             Las Vegas, NV        1               2,398   2,398          0            0               7.00000
  21-47287  ML LTD Moen             Rogers, MN           1               5,230   5,230          0            0               7.30000
  21-47288  Hilde                   Plymouth, MN         1               1,827   1,827          0            0               6.85000
  21-47289  Camp Morrison           Newport News, VA     1               2,358   2,358          0            0               6.90000
  21-47290  Oakcliff                Doraville, GA        1               2,434   2,434          0            0               7.00000
  21-47291  Truway                  Liverpool, NY        1               2,838   2,838          0            0               7.00000
  21-47292  Desert Inn              Las Vegas, NV        1               7,601   7,601          0            0               6.84000
  21-47293  Julantru                Corvallis, OR        1               4,105   4,105          0            0               6.75000
  21-47294  Carolace Emb.           Hope Mills, NC       1               1,417   1,417          0            0               7.00000
  21-47295  Arabica, LLC            Concord, OH          1               1,108   1,108          0            0               7.00000
  21-47296  Viviani                 Painesville, OH      1               1,010   1,010          0            0               7.00000
  21-47297  Viviani                 Concord, OH          1               1,699   1,699          0            0               7.00000
  21-47298  Shiland Hills           Rock Hill, SC        1                 795     795          0            0               7.25000
  21-47299  Crest                   Escondido, CA        1               2,113   2,113          0            0               7.00000
  21-47303  1304 15th               Santa Monica, CA     1               5,043   5,043          0            0               3.21375
  21-47304  Memorial Six            Houston, TX          1               6,951   6,951          0            0               6.40000
  21-47306  Falls Towne             FairviewPrk/
                                    Cuyahoga Falls, OH   1               4,404   4,404          0            0               3.23000
  21-47308  Wilder                  Clearwater,  FL      1               6,065   6,065          0            0               6.18000
  21-47309  Center Point III        Arlington,  TX       1               3,864   3,864          0            0               6.48000
  21-47310  Hurley-Howe             Sacramento,  CA      1               5,580   5,580          0            0               3.11938
  21-47311  Hurley-Howe             Sacramento,  CA      1               3,622   3,622          0            0               3.11938
  21-47312  80 Central Street       Boxborough,  MA      1               7,691   7,691          0            0               3.36375
  21-47313  J P Spec                Orchard Park,  NY    1               4,197   4,197          0            0               3.23000
  21-47314  Gateway                 Bismark, ND          1               4,904   4,904          0            0               3.26938
  21-47315  Deerbrook               Humble, TX           1               6,796   6,796          0            0               3.36938
  21-47316  Hudson Mill             Hudson, MA           1               1,481   1,481          0            0               3.38000
  21-47317  Oak Lawn Assoc          Oak Lawn, IL         1               1,865   1,865          0            0               5.00000
  21-47318  Pacific N'Wst           Silverdale, WA       1               5,026   5,026          0            0               4.41000
  21-47319  Ridc Plaza              Pittsburgh, PA       1               1,993   1,993          0            0               4.93000
  21-47320  Vander Hoek             Kirland, WA          1               3,293   3,293          0            0               4.66000
  21-47321  Thirty Fifth            Clinton
                                    Township, MI         1               7,000   7,000          0            0               3.81000
  21-47323  Greit Bay Vie           Alameda, CA          1               6,200   6,200          0            0               3.27000
                                                       ---           --------- -------   --------     --------           -----------
            Total Other                                102             334,489 337,489          0            0                6.108%
                                                      ----           --------- -------   --------     --------           -----------

            Unallocated Reserve for Losses                               3,536
                                                                     ---------

            Total First Mortgage Loans on Real Estate  102            330,953  337,489         $0           $0                6.108%
                                                      ====           ========= =======   ========     ========            ==========

AMERICAN EXPRESS CERTIFICATE COMPANY
Mortgage Loans on Real Estate
Year Ended December 31, 2003
(Thousands)

Part 3 - Location of mortgaged properties                                                SCHEDULE III
-----------------------------------------
(Thousands)

                                                                  Amount of principal
                                                                unpaid at end of period
                                                               -----------------------------

                                                  Carrying                    Subject
                                                 amount of                       to        Amount of
         State in             Number     Prior   mortgages                   delinquent    mortgages
     which mortgaged            of       liens   (c), (g),                    interest       being
   property is located        loans       (b)   (h) and (i)     Total          (d)        foreclosed
--------------------------- ---------- -------- ------------ ------------ -------------- ------------
    Arizona                       4                  9,815        9,815          0             0
    California                    7                 28,965       28,965          0             0
    Colorado                      4                  8,738        8,738          0             0
    Connecticut                   4                 12,477       12,477          0             0
    Florida                       8                 34,469       34,469          0             0
    Georgia                       1                  2,434        2,434          0             0
    Iowa                          2                  5,386        5,386          0             0
    Ilinois                       1                  1,865        1,865          0             0
    Indiana                       1                  3,150        3,150          0             0
    Massachusetts                 2                  9,173        9,173          0             0
    Maryland                      2                  4,732        4,732          0             0
    Michigan                      3                 13,506       13,506          0             0
    Minnesota                     8                 30,652       30,652          0             0
    Missouri                      1                  1,884        1,884          0             0
    Nevada                        2                  9,999        9,999          0             0
    New Jersey                    2                  8,968        8,968          0             0
    New Mexico                    1                  3,761        4,761          0             0
    New York                      2                  7,035        7,035          0             0
    North Carolina                4                  6,412        6,412          0             0
    North Dakota                  2                 10,255       10,255          0             0
    Ohio                          6                 14,473       16,473          0             0
    Oklahoma                      2                  6,332        6,332          0             0
    Oregon                        2                  5,710        5,710          0             0
    Pennsylvania                  1                  1,993        1,993          0             0
    South Carolina                1                    795          795          0             0
    South Dakota                  3                  2,719        2,719          0             0
    Texas                        14                 51,826       51,826          0             0
    Utah                          1                  1,807        1,807          0             0
    Virginia                      5                 11,159       11,159          0             0
    Washington                    4                 18,225       18,225          0             0
    Wisconsin                     2                  5,774        5,774          0             0
                                ---                -------      -------      ------        ------
                                102                334,489      337,489          0             0
                                ---                -------      -------      ------        ------
    Unallocated Reserve
    for Losses                                       3,536
                                                     -----
    Total                       102               $330,953     $337,489         $0            $0
                                ===               ========     ========      ======        ======

AMERICAN EXPRESS CERTIFICATE COMPANY                                SCHEDULE III
Mortgage Loans on Real Estate and Interest
Earned on Mortgages
Year Ended December 31, 2003
(Thousands)

NOTES:

(a) The classification "residential" includes single dwellings only. Residential multiple dwellings are included in "apartment and business".
(b) Real estate taxes and easements, which in the opinion of AECC are not undue burden on the properties, have been excluded from the determination of "prior liens".
(c) In this schedule III, carrying amount of mortgage loans represents unpaid principal balances plus unamortized premiums less unamortized discounts and reserve for loss.
(d) Interest in arrears for less than three months has been disregarded in computing the total amount of principal subject to delinquent interest. The amounts of mortgage loans being foreclosed are also included in amounts subject to delinquent interest.
(e) Information as to interest due and accrued for the various classes within the types of mortgage loans is not readily available and the obtaining thereof would involve unreasonable effort and expense.
     The Company does not accrue interest on loans which are over three months delinquent.
(f) Information as to interest income by type and class of loan has been omitted because it is not readily available and the obtaining thereof would involve unreasonable effort and expense. In lieu thereof, the average gross interest rates (exclusive of amortization of discounts and premiums) on mortgage loans held at December 31, 2003 are shown by type and class of loan.
     The average gross interest rates on mortgage loans held at December 31, 2003, 2002, and 2001 are summarized as follows:

                                                                   2003          2002            2001
     First mortgages:
          Insured by Federal Housing Administration                0.000%        0.000%          0.000%
          Partially guaranteed under Servicemen's
            Readjustment Act of 1944, as amended                   0.000         0.000           0.000
          Other                                                    6.108         6.613           6.978
                                                                --------      --------        --------
                Combined average                                   6.108%        6.613%          6.978%
                                                                ========      ========        ========

(g) Following is a reconciliation of the carrying amount of mortgage loans for the years ended December 31, 2003, 2002 and 2001.

                                                                   2003          2002           2001
     Balance at beginning of period                             $338,924      $343,434        $358,575
       New loans acquired:
         Nonaffiliated companies                                  43,030        45,128          16,356
       Reserve for loss reversal                                       0             0               0
                                                                --------      --------        --------
           Total additions                                        43,030        45,128          16,356
                                                                --------      --------        --------
                                                                 381,954       388,562         374,931
                                                                --------      --------        --------

     Deductions during period:
       Collections of principal                                   47,688        48,349          30,306
       Reserve for loss                                            3,313         1,289           1,191
                                                                --------      --------        --------
           Total deductions                                       51,001        49,638          31,497
                                                                --------      --------        --------
     Balance at end of period                                   $330,953      $338,924        $343,434
                                                                ========      ========        ========

(h) The aggregate cost of mortgage loans for federal income tax purposes at December 31, 2003 was $337,489.
(i) At December 31, 2003, an unallocated reserve for loss on first mortgage loans of $3,536 is recorded.

AMERICAN EXPRESS CERTIFICATE COMPANY                                                                                      SCHEDULE V
Qualified Assets on Deposit
December 31, 2003
(Thousands)

                                                       Investment Securities
                                                  --------------------------------
                                                    Bonds and                         Mortgage
                                                      Notes            Stocks          Loans         Other
      Name of Depositary                               (a)               (b)            (c)           (d)           Total
---------------------------------------------     --------------    --------------   -----------    -----------  -------------
Deposits with states or their depositories to
  meet requirements of statutes and
  agreements:

    Illinois - Secretary of
      State of Illinois                                     $50                $0            $0             $0            $50

    New Jersey - Commissioner
      of Banking and Insurance
      of New Jersey                                          50                 0             0              0             50

    Pennsylvania - Treasurer
      of the State of
      Pennsylvania                                          149                 0             0              0            149

    Texas - Treasurer of the
      State of Texas                                        114                 0             0              0            114
                                                  --------------    --------------   -----------    -----------  -------------
    Total deposits with states or their
      depositories to meet requirements of
      statutes and agreements                               363                 0             0              0            363

Central depository - American
  Express Trust Company                               4,537,526            62,122       330,953         73,953      5,004,554
                                                  --------------    --------------   -----------    -----------  -------------

    Total                                            $4,537,889           $62,122      $330,953        $73,953     $5,004,917
                                                  ==============    ==============   ===========    ===========  =============

Notes:

(a)  Represents amortized cost of bonds and notes.

(b)  Represents average cost of individual issues of stocks.

(c) Represents unpaid principal balance of mortgage loans less unamortized discounts and reserve for losses.

(d)  Represents cost of purchased call options.

            AMERICAN EXPRESS CERTIFICATE COMPANY                                                                         SCHEDULE VI
                    Certificate Reserves
                 Part 1 - Summary of Changes
                Year ended December 31, 2003
                         (Thousands)
                                                                 Balance at beginning of period            Additions
                                                              ---------------------------------- -----------------------------------

                                                                Number
                                                                  of                                                      Charged
                                                   Yield       accounts     Amount                 Charged    Reserve     to other
                                                to maturity      with         of        Amount    to profit  payments by  accounts
                                                on an annual   security    maturity       of      and loss   certificate    (per
          Description                          payment basis    holders      value     reserves   or income    holders     part 2)
          -----------                          -------------- ---------- ----------- ----------- ----------  ----------- ----------
Installment certificates:
  Reserves to mature:
   Series 15, includes extended maturities
  15,            "        "        "                                 0            0           0           0           0           0
  20,            "        "        "                                 0            0           0           0           0           0
  15A,           "        "        "                                 0            0           0           0           0           0
  22A,           "        "        "                4.00           367        8,787       7,533         205          77          67
  I-76,          "        "        "                4.00           327        7,319       5,130         169         123           9
  Reserve Plus Flex Payment                                         70          670         314           0          27           2
  IC-Q-Installment                                                  29          406          99           0          14           1
  IC-Q-Ins                                                         205        2,431       1,072           0         126           6
  IC-Q-Ins Emp                                                       2           23          16           0           1           0
  IC-I                                                          14,947      244,184     120,405           0      22,496       2,382
  IC-I-Emp                                                          87        1,290       1,096           0         314          24
  Inst                                                           9,056            0      31,048           0      16,004         234
  Inst-E                                                            51            0         134           0          81           2
  RP-Q-Installment                                                  59          875         536           0          10           3
  RP-Q-Flexible Payment                                              5           65          49           0           0           0
  RP-Q-Ins                                                           6          278          56           0           2           0
  RP-Q-Ins Emp                                                       0            0           1           0           0           0
  RP-I                                                              69        1,706         932           0          58          15
  RP-I-EMP                                                           0            0           0           0           0           0
  Inst-R & RP I95                                                  165       12,826         385           0         480           3
  Inst-R-E                                                           4        1,602          18           0           1           0
                                                             ----------  ----------- ----------- ----------- ----------- -----------
          Total                                                 25,449      282,462     168,824         374      39,814       2,748
                                                             ----------  ----------- ----------- ----------- ----------- -----------

  Payments made in advance of certificate
    year requirements and accrued interest
    thereon:
  15, includes ext maturities                        2               0            0           0           0           0           0
  20,     "        "        "                        2               0            0         (1)           0           0           0
  15A,    "        "        "                        3               0            0           1           0           0           0
  22A,    "        "        "                        3               0            0         227           5          17           3
  I-76,   "        "        "                       3.5              0            0         337          12          18           1
                                                             ----------  ----------- ----------- ----------- ----------- -----------


          Total                                                      0            0         564          17          35           4
                                                             ----------  ----------- ----------- ----------- ----------- -----------

                                                                 Deductions               Balance at close of period
                                                   ----------------------------------- ---------------------------------

                                                                                          Number
                                                                              Credited     of
                                                                   Cash       to other   accounts      Amount
                                                                 surrenders   accounts     with         of        Amount
                                                                  prior to      (per     security     maturity      of
          Description                               Maturities    maturity     part 2)   holders       value     reserves
          -----------                              ------------ ------------ ---------- ---------- ------------ ----------
Installment certificates:
  Reserves to mature:
   Series 15, includes extended maturities
  15,            "        "        "                       0             0          0           0            0           0
  20,            "        "        "                       0             0          0           0            0           0
  15A,           "        "        "                       0             0          0           0            0           0
  22A,           "        "        "                     182           196      1,254         289        7,076       6,250
  I-76,          "        "        "                       0           341        187         294        6,581       4,903
  Reserve Plus Flex Payment                               90            73         22          24          249         158
  IC-Q-Installment                                         9            35          0          21          328          70
  IC-Q-Ins                                               148           216          0         156        1,813         840
  IC-Q-Ins Emp                                             0             0          0           2           23          17
  IC-I                                                15,111        37,618          0      10,841      175,508      92,554
  IC-I-Emp                                                52           491          0          70        1,092         891
  Inst                                                     0         8,723          0      10,112            0      38,563
  Inst-E                                                   0            53          0          55            0         164
  RP-Q-Installment                                       143           132          0          39          559         274
  RP-Q-Flexible Payment                                    0             1          0           5           65          48
  RP-Q-Ins                                                 0            15          0           5          272          43
  RP-Q-Ins Emp                                             0             0          0           0            0           1
  RP-I                                                   136           473          0          32          610         396
  RP-I-EMP                                                 0             0          0           0            0           0
  Inst-R & RP I95                                          0            88          0         246       30,766         780
  Inst-R-E                                                 0             9          0           4          260          10
                                                    ---------   -----------  ---------   ---------  ----------- -----------
          Total                                       15,871        48,464      1,463      22,195      225,202     145,962
                                                    ---------   -----------  ---------   ---------  ----------- -----------

  Payments made in advance of certificate
    year requirements and accrued interest
    thereon:
  15, includes ext maturities                              0             0          0           0            0           0
  20,     "        "        "                              0             0          0           0            0         (1)
  15A,    "        "        "                              0             0          0           0            0           1
  22A,    "        "        "                              2             3         84           0            0         163
  I-76,   "        "        "                              0            22         10           0            0         336
                                                    ---------   -----------  ---------   ---------  ----------- -----------


          Total                                            2            25         94           0            0         499
                                                    ---------   -----------  ---------   ---------  ----------- -----------

            AMERICAN EXPRESS CERTIFICATE COMPANY                                                                         SCHEDULE VI
                    Certificate Reserves
                 Part 1 - Summary of Changes
                Year ended December 31, 2003
                         (Thousands)
                                                                 Balance at beginning of period            Additions
                                                              ---------------------------------- -----------------------------------

                                                                Number
                                                                  of                                                      Charged
                                                   Yield       accounts     Amount                 Charged    Reserve     to other
                                                to maturity      with         of        Amount    to profit  payments by  accounts
                                                on an annual   security    maturity       of      and loss   certificate    (per
          Description                          payment basis    holders      value     reserves   or income    holders     part 2)
          -----------                          -------------- ---------- ----------- ----------- ----------  ----------- ----------
  Additional credits and accrued interest
    thereon:
       "  15, includes ext mat                      2.5              0            0           0           0           0           0
       "  20,     "        "        "               2.5              0            0           0           0           0           0
       "  15A,    "        "        "                3               0            0          (1)          0           0           0
       "  22A,    "        "        "                3               0            0       1,846          48           0          37
       "  I-76,   "        "        "               3.5              0            0       1,223          40           0          19
       "  Res Plus Flex Pay                                          0            0           0           2           0           0
       "  IC-Q-Installment                                           0            0          (1)          1           0           0
       "  IC-Q-Ins                                                   0            0           0           6           0           0
       "  IC-Q-Ins Emp                                               0            0           0           0           0           0
       "  IC-I                                                       0            0         121       2,342           0           0
       "  IC-I-Emp                                                   0            0           1          23           0           0
       "  Inst                                                       0            0          11         235           0           0
       "  Inst-E                                                     0            0           0           2           0           0
       "  RP-Q-Installment                                           0            0           0           3           0           0
       "  RP-Q-Flexible Pay                                          0            0           0           0           0           0
       "  RP-Q-Ins                                                   0            0           0           0           0           0
       "  RP-Q-Ins Emp                                               0            0           0           0           0           0
       "  RP-I                                                       0            0           1          14           0           0
       "  RP-I-EMP                                                   0            0           0           0           0           0
       "  Inst-R                                                     0            0           0           3           0           0
       "  Inst-R-E                                                   0            0           0           0           0           0
                                                                     0            0           0           0           0           0
                                                             ----------  ----------- ----------- ----------- ----------- -----------


          Total                                                      0            0       3,201       2,719           0          56
                                                             ----------  ----------- ----------- ----------- ----------- -----------


                                                                 Deductions               Balance at close of period
                                                   ----------------------------------- ---------------------------------

                                                                                          Number
                                                                              Credited     of
                                                                   Cash       to other   accounts      Amount
                                                                 surrenders   accounts     with         of        Amount
                                                                  prior to      (per     security     maturity      of
          Description                               Maturities    maturity     part 2)   holders       value     reserves
          -----------                              ------------ ------------ ---------- ---------- ------------ ----------
  Additional credits and accrued interest
    thereon:
       "  15, includes ext mat                             0             0          0           0            0           0
       "  20,     "        "        "                      0             0          0           0            0           0
       "  15A,    "        "        "                      0             0          0           0            0          (1)
       "  22A,    "        "        "                     51            48        336           0            0       1,496
       "  I-76,   "        "        "                      0            82         44           0            0       1,156
       "  Res Plus Flex Pay                                0             0          2           0            0           0
       "  IC-Q-Installment                                 0             0          1           0            0          (1)
       "  IC-Q-Ins                                         0             0          6           0            0           0
       "  IC-Q-Ins Emp                                     0             0          0           0            0           0
       "  IC-I                                             0             0      2,386           0            0          77
       "  IC-I-Emp                                         0             0         24           0            0           0
       "  Inst                                             0             0        235           0            0          11
       "  Inst-E                                           0             0          2           0            0           0
       "  RP-Q-Installment                                 0             0          3           0            0           0
       "  RP-Q-Flexible Pay                                0             0          0           0            0           0
       "  RP-Q-Ins                                         0             0          0           0            0           0
       "  RP-Q-Ins Emp                                     0             0          0           0            0           0
       "  RP-I                                             0             0         15           0            0           0
       "  RP-I-EMP                                         0             0          0           0            0           0
       "  Inst-R                                           0             0          3           0            0           0
       "  Inst-R-E                                         0             0          0           0            0           0
                                                           0             0          0           0            0           0
                                                    ---------   -----------  ---------   ---------  ----------- -----------


          Total                                           51           130      3,057           0            0       2,738
                                                    ---------   -----------  ---------   ---------  ----------- -----------

            AMERICAN EXPRESS CERTIFICATE COMPANY                                                                         SCHEDULE VI
                    Certificate Reserves
                 Part 1 - Summary of Changes
                Year ended December 31, 2003
                         (Thousands)
                                                                 Balance at beginning of period            Additions
                                                              ---------------------------------- -----------------------------------

                                                                Number
                                                                  of                                                      Charged
                                                   Yield       accounts     Amount                 Charged    Reserve     to other
                                                to maturity      with         of        Amount    to profit  payments by  accounts
                                                on an annual   security    maturity       of      and loss   certificate    (per
          Description                          payment basis    holders      value     reserves   or income    holders     part 2)
          -----------                          -------------- ---------- ----------- ----------- ----------  ----------- ----------
Res for accrued 3rd year 2113 -
  Installment Prod only                                              0            0         891         608        (662)          0
Res for accrued 6th year 2114                                        0            0           0           0           0           0
Acc int  - default I-76  2003/2025                  3.5              0            0           1           2           0           0
Res for add'l credits to be allowed                                  0            0           0           0           0           0
 Installment Cert-Special Add'l                                      0            0           0           0           0           0
 Credits I-76 (2105)                                                 0            0           0           0           0           0
Accrued for add'l credits to                                         0            0           0           0           0           0
     be allowed at next anni (2102)                                  0            0          29          50           0           0
Reserve for death & disab (2111)                                     0            0           0           0           0           0
Res for reconversion  (2104)                                         0            0          33           0           0           0
                                                             ----------  ----------- ----------- ----------- ----------- -----------


          Total                                                                             954         660        (662)          0
                                                             ----------  ----------- ----------- ----------- ----------- -----------



          Total installment certificates                        25,449      282,462     173,543       3,770      39,187       2,808
                                                             ----------  ----------- ----------- ----------- ----------- -----------


Fully paid certificates:
  Single-Payment certificates:
    SP 74 (C2740-10 Prod 40)                        3.5              0            0           0           0           0           0
    SP 75 - 50                                      3.5              0            0           0           0           0           0
    SP 76 - 60                                      3.5              0            0           0           0           0           0
    SP 77 - 70                                      3.5              0            0           0           0           0           0
    SP 78 - 80                                      3.5              0            0           0           0           0           0
    SP 79 - 90                                      3.5              2           15          15           0           0           0
    SP 80 - 100                                     3.5              0            0           2           0           0           0
    SP 81A - 110                                    3.5              2           20          20           0           0           0
    SP 82A - 111                                    3.5              5           61          61           0           0           0
    SP 82B - 112                                    3.5            162        1,370       1,363           6           0           0
    SP 83A - 113                                    3.5             48          373         368           5           0           0
    SP 83B - 114                                    3.5            110        1,115       1,079          32           0           0
    IC-2-84 - 115, 116,117,118,119                  3.5            367        3,685       3,451         114           0           0
    IC-2-85 - 120,121,122,123.124,125,
      126,127,128,129,130                           3.5            184        2,475       2,569           0           0          87
    IC-2-86 - 131                                   3.5            101        1,721       1,409           0           0          47
    IC-2-87 - 132                                   3.5            139        2,203       1,943           0           0          67
    IC-2-88 - 133                                   3.5            264        4,114       3,727           0           0         125
    Reserve Plus Single Payment - 150                              166          809       1,399           0           0         (10)
    Cash Reserve Single Payment - 160                               19          139         151           0           0           0
    IC-Flexible Savings (Variable Term) -
      165                                                       98,380    1,279,720   1,369,229           0     742,256      40,823
    IC-Flexible Savings Emp (VT) - 166                             627        8,455      11,081           0         459         292


                                                                Deductions               Balance at close of period
                                                  ----------------------------------- ---------------------------------

                                                                                         Number
                                                                             Credited     of
                                                                  Cash       to other   accounts      Amount
                                                                surrenders   accounts     with         of        Amount
                                                                 prior to      (per     security     maturity      of
          Description                              Maturities    maturity     part 2)   holders       value     reserves
          -----------                             ------------ ------------ ---------- ---------- ------------ ----------
Res for accrued 3rd year 2113 -
  Installment Prod only                                   0             0          0           0            0         837
Res for accrued 6th year 2114                             0             0          0           0            0           0
Acc int  - default I-76  2003/2025                        0             0          3           0            0           0
Res for add'l credits to be allowed                       0             0          0           0            0           0
 Installment Cert-Special Add'l                           0             0          0           0            0           0
 Credits I-76 (2105)                                      0             0          0           0            0           0
Accrued for add'l credits to                              0             0          0           0            0           0
     be allowed at next anni (2102)                       0             0         54           0            0          25
Reserve for death & disab (2111)                          0             0          0           0            0           0
Res for reconversion  (2104)                             (3)            0          0           0            0          36
                                                   ---------   -----------  ---------   ---------  ----------- -----------


          Total                                          (3)            0         57           0            0         898
                                                   ---------   -----------  ---------   ---------  ----------- -----------



          Total installment certificates             15,921        48,619      4,671      22,195      225,202     150,097
                                                   ---------   -----------  ---------   ---------  ----------- -----------


Fully paid certificates:
  Single-Payment certificates:                            0             0          0           0            0           0
    SP 74 (C2740-10 Prod 40)                              0             0          0           0            0           0
    SP 75 - 50                                            0             0          0           0            0           0
    SP 76 - 60                                            0             0          0           0            0           0
    SP 77 - 70                                            0             0          0           0            0           0
    SP 78 - 80                                            0             0          0           0            0           0
    SP 79 - 90                                            0             0          0           2           15          15
    SP 80 - 100                                           0             0          0           0            0           2
    SP 81A - 110                                          0             0         10           1           10          10
    SP 82A - 111                                          2             0         37           2           22          22
    SP 82B - 112                                        665            66        609           4           30          29
    SP 83A - 113                                        242            23        108           0            0           0
    SP 83B - 114                                        416           105        166          48          427         425
    IC-2-84 - 115, 116,117,118,119                        0           304          0         336        3,364       3,262
    IC-2-85 - 120,121,122,123.124,125,
      126,127,128,129,130                                 0           286          0         163        2,249       2,370
    IC-2-86 - 131                                         0           147          0          95        1,599       1,310
    IC-2-87 - 132                                         0           132          0         126        2,082       1,878
    IC-2-88 - 133                                         0           249          0         244        3,822       3,603
    Reserve Plus Single Payment - 150                   871            93         25          43          239         400
    Cash Reserve Single Payment - 160                     0             1          0          19          139         150
    IC-Flexible Savings (Variable Term) -
      165                                                 0       648,088          0     114,974    1,407,686   1,504,219
    IC-Flexible Savings Emp (VT) - 166                    0         1,727          0         554        7,711      10,104


            AMERICAN EXPRESS CERTIFICATE COMPANY                                                                         SCHEDULE VI
                    Certificate Reserves
                 Part 1 - Summary of Changes
                Year ended December 31, 2003
                         (Thousands)
                                                                 Balance at beginning of period            Additions
                                                              ---------------------------------- -----------------------------------

                                                                Number
                                                                  of                                                      Charged
                                                   Yield       accounts     Amount                 Charged    Reserve     to other
                                                to maturity      with         of        Amount    to profit  payments by  accounts
                                                on an annual   security    maturity       of      and loss   certificate    (per
          Description                          payment basis    holders      value     reserves   or income    holders     part 2)
          -----------                          -------------- ---------- ----------- ----------- ----------  ----------- ----------
    IC-Preferred Investors - 250                                    25       23,376      23,775           0      17,602         182
    IC-Investors - 201, 202,203                                    579      981,601   1,041,387           0     889,763      12,449
    IC-Special Deposits U.K. - 204                                  39       51,050      68,774           0      13,911         587
    IC-Special Deposits HONG KONG - 205                              3       11,354           0           0           0           0
    IC-1-84 - 170, 171,172,173,174                                  29          243         232           0           0           8
    Cash Reserve Variable Payment - 660                            200          831       1,215           0          48           1
    Cash Reserve Variable PMT-3mo. - 662                        31,103      106,423     112,739           0      97,215         415
    IC-Future Value - 155                                        1,129       12,589      12,589           0           0           0
    IC-Future Value Emp - 156                                       23          179         178           0           0           0
    IC-Stock Market - 180                                       86,992      385,066     432,653           0     157,714      11,697
    IC-MSC - 181                                                21,790      301,876     310,332           0      93,366       7,244
    IC-EISC - 185                                                   20        2,731       2,731           0       1,965          61
    IC-AEBI Stock Market  - 301, 302,303,
      304,305                                                      138       52,407      53,242           0     205,644       2,009

                                                             ----------  ----------- ----------- ----------- ----------- -----------


                Total                                          242,646    3,236,001   3,457,714         157   2,219,943      76,084
                                                             ----------  ----------- ----------- ----------- ----------- -----------


  Additional credits and accrued interest
    thereon:
    SP 74 (2030/1 4022)                             3.5              0            0           0           0           0           0
    SP 75                                           3.5              0            0           0           0           0           0
    SP 76                                           3.5              0            0           0           0           0           0
    SP 77                                           3.5              0            0           0           0           0           0
    SP 78                                           3.5              0            0           0           0           0           0
    SP 79                                           3.5              0            0          15           0           0           0
    SP 80                                           3.5              0            0           1           0           0           0
    SP 81A                                          3.5              0            0          18           0           0           0
    SP 82A                                          3.5              0            0          51           0           0           0
    SP 82B                                          3.5              0            0         995           4           0           0
    SP 83A                                          3.5              0            0         216           3           0           0
    SP 83B                                          3.5              0            0         603          18           0           0
    IC-2-84                                         3.5              0            0       1,923          64           0           0
    IC-2-85                                         3.5              0            0          40          86           0           0
    IC-2-86                                         3.5              0            0          25          47           0           0
    IC-2-87                                         3.5              0            0          36          67           0           0
    IC-2-88                                         3.5              0            0          71         127           0           0
    Reserve Plus SP 2004-4061                                        0            0           0           1           0           0
    Cash Reserve SP                                                  0            0           0           0           0           0
    IC-Flexible Savings                                              0            0       1,888      44,205           0           0
    IC-Preferred Investors                                           0            0          16         177           0           0

                                                                Deductions               Balance at close of period
                                                  ----------------------------------- ---------------------------------

                                                                                         Number
                                                                             Credited     of
                                                                  Cash       to other   accounts      Amount
                                                                surrenders   accounts     with         of        Amount
                                                                 prior to      (per     security     maturity      of
          Description                              Maturities    maturity     part 2)   holders       value     reserves
          -----------                             ------------ ------------ ---------- ---------- ------------ ----------
    IC-Preferred Investors - 250                          0        27,803          0          17       13,607      13,757
    IC-Investors - 201, 202,203                           0       982,664          0         473      925,975     960,935
    IC-Special Deposits U.K. - 204                        0        39,382          0          31       41,218      43,891
    IC-Special Deposits HONG KONG - 205                   0             0          0           0            0           0
    IC-1-84 - 170, 171,172,173,174                        0            31          0          27          233         210
    Cash Reserve Variable Payment - 660                   0           310          0         166          645         953
    Cash Reserve Variable PMT-3mo. - 662                  0       106,678          0      29,506       98,723     103,690
    IC-Future Value - 155                             2,364           743          0         810        9,481       9,481
    IC-Future Value Emp - 156                            52             1          0          17          126         125
    IC-Stock Market - 180                                 0       129,443          0      82,167      424,970     472,621
    IC-MSC - 181                                          0        75,815          0      22,488      322,900     335,128
    IC-EISC - 185                                         0         2,285          0          34        2,468       2,472
    IC-AEBI Stock Market  - 301, 302,303,
      304,305                                             0        15,563          0         562      243,486     245,331

                                                   ---------   -----------  ---------   ---------  ----------- -----------


                Total                                 4,612     2,031,939        955     252,909    3,513,227   3,716,392
                                                   ---------   -----------  ---------   ---------  ----------- -----------


  Additional credits and accrued interest
    thereon:
    SP 74 (2030/1 4022)                                   0             0          0           0            0           0
    SP 75                                                 0             0          0           0            0           0
    SP 76                                                 0             0          0           0            0           0
    SP 77                                                 0             0          0           0            0           0
    SP 78                                                 0             0          0           0            0           0
    SP 79                                                 0             0          0           0            0          15
    SP 80                                                 0             0          0           0            0           1
    SP 81A                                                0             0          9           0            0           9
    SP 82A                                                2             0         31           0            0          19
    SP 82B                                              503            51        422           0            0          23
    SP 83A                                              145            14         60           0            0           0
    SP 83B                                              227            61         86           0            0         248
    IC-2-84                                               0           176          0           0            0       1,811
    IC-2-85                                               0             3         87           0            0          35
    IC-2-86                                               0             1         47           0            0          24
    IC-2-87                                               0             2         66           0            0          35
    IC-2-88                                               0             4        125           0            0          69
    Reserve Plus SP 2004-4061                             0             0          1           0            0           0
    Cash Reserve SP                                       0             0          0           0            0           0
    IC-Flexible Savings                                   0         3,663     40,843           0            0       1,587
    IC-Preferred Investors                                0             5        182           0            0           6

            AMERICAN EXPRESS CERTIFICATE COMPANY                                                                         SCHEDULE VI
                    Certificate Reserves
                 Part 1 - Summary of Changes
                Year ended December 31, 2003
                         (Thousands)
                                                                 Balance at beginning of period            Additions
                                                              ---------------------------------- -----------------------------------

                                                                Number
                                                                  of                                                      Charged
                                                   Yield       accounts     Amount                 Charged    Reserve     to other
                                                to maturity      with         of        Amount    to profit  payments by  accounts
                                                on an annual   security    maturity       of      and loss   certificate    (per
          Description                          payment basis    holders      value     reserves   or income    holders     part 2)
          -----------                          -------------- ---------- ----------- ----------- ----------  ----------- ----------
    IC-FS-EMP                                                        0            0          18         356           0           0
    IC-Investors                                                     0            0         592      13,646           0           0
    IC-Special Deposits U.K.                                         0            0          36         590           0           0
    IC-Special Deposits HONG KONG                                    0            0           0           0           0           0
    IC-1-84 - 2013-4061                                              0            0           4           7           0           0
    Cash Reserve VP 2004-4061                                        0            0           0           1           0           0
    Cash Reserve Variable Payment-3mo.                               0            0         229         676        (291)          0
    IC-Future Value                                                  0            0      10,198       1,466           0           0
    IC-Future Value Emp                                              0            0         152          23           0           0
IC-Stk Mkt, 2004/16/31-4000/16                                       0            0         588         989           0           0
IC-MSC                                                               0            0         124         745           0           0
IC - EISC                                                            0            0           1           6           0           0
IC-AEBI Stk Mkt 2004/31/19-4000/16                                   0            0         101         564           0           0



                                                             ----------  ----------- ----------- ----------- ----------- -----------



                Total                                                0            0      17,941      63,868       (291)           0
                                                             ----------  ----------- ----------- ----------- ----------- -----------


  Accrued for additional credits to be
  allowed at next anniversaries:
    SP 74 (2102-4070)                                                0            0           0           0           0           0
    SP 75                                                            0            0           0           0           0           0
    SP 76                                                            0            0           0           0           0           0
    SP 77                                                            0            0           0           0           0           0
    SP 78                                                            0            0           0           0           0           0
    SP 79                                                            0            0           0           0           0           0
    SP 80                                                            0            0           0           0           0           0
    SP 81A                                                           0            0          (1)          0           0           0
    SP 82A                                                           0            0           0           0           0           0
    SP 82B                                                           0            0           1           0           0           0
    SP 83A                                                           0            0           0           0           0           0
    SP 83B                                                           0            0          (1)          0           0           0
    IC-2-84 - 2019-4061                                              0            0           1           1           0           0
    IC-2-85                                                          0            0           0           0           0           0
    IC-2-86                                                          0            0           1           0           0           0
    IC-2-87                                                          0            0           0           0           0           0
    IC-2-88                                                          0            0          (1)          0           0           0

                                                                Deductions               Balance at close of period
                                                  ----------------------------------- ---------------------------------

                                                                                         Number
                                                                             Credited     of
                                                                  Cash       to other   accounts      Amount
                                                                surrenders   accounts     with         of        Amount
                                                                 prior to      (per     security     maturity      of
          Description                              Maturities    maturity     part 2)   holders       value     reserves
          -----------                             ------------ ------------ ---------- ---------- ------------ ----------
    IC-FS-EMP                                             0            70        292           0            0          12
    IC-Investors                                          0         1,322     12,449           0            0         468
    IC-Special Deposits U.K.                              0            17        587           0            0          22
    IC-Special Deposits HONG KONG                         0             0          0           0            0           0
    IC-1-84 - 2013-4061                                   0             1          7           0            0           3
    Cash Reserve VP 2004-4061                             0             0          1           0            0           0
    Cash Reserve Variable Payment-3mo.                    0             6        415           0            0         192
    IC-Future Value                                   2,002           622          0           0            0       9,040
    IC-Future Value Emp                                  37             1          0           0            0         137
IC-Stk Mkt, 2004/16/31-4000/16                            0            90        980           0            0         506
IC-MSC                                                    0            13        714           0            0         143
IC - EISC                                                 0             0          6           0            0           1
IC-AEBI Stk Mkt 2004/31/19-4000/16                        0            18        363           0            0         284



                                                   ---------   -----------  ---------   ---------  ----------- -----------



                Total                                 2,916         6,140     57,773           0            0      14,689
                                                   ---------   -----------  ---------   ---------  ----------- -----------


  Accrued for additional credits to be
  allowed at next anniversaries:
    SP 74 (2102-4070)                                     0             0          0           0            0           0
    SP 75                                                 0             0          0           0            0           0
    SP 76                                                 0             0          0           0            0           0
    SP 77                                                 0             0          0           0            0           0
    SP 78                                                 0             0          0           0            0           0
    SP 79                                                 0             0          0           0            0           0
    SP 80                                                 0             0          0           0            0           0
    SP 81A                                                0             0          0           0            0          (1)
    SP 82A                                                0             0          0           0            0           0
    SP 82B                                                0             0          0           0            0           1
    SP 83A                                                0             0          0           0            0           0
    SP 83B                                                0             0          0           0            0          (1)
    IC-2-84 - 2019-4061                                   0             0          0           0            0           2
    IC-2-85                                               0             0          0           0            0           0
    IC-2-86                                               0             0          0           0            0           1
    IC-2-87                                               0             0          0           0            0           0
    IC-2-88                                               0             0          0           0            0          (1)

            AMERICAN EXPRESS CERTIFICATE COMPANY                                                                         SCHEDULE VI
                    Certificate Reserves
                 Part 1 - Summary of Changes
                Year ended December 31, 2003
                        (Thousands)
                                                                 Balance at beginning of period            Additions
                                                              ---------------------------------- -----------------------------------

                                                                Number
                                                                  of                                                      Charged
                                                   Yield       accounts     Amount                 Charged    Reserve     to other
                                                to maturity      with         of        Amount    to profit  payments by  accounts
                                                on an annual   security    maturity       of      and loss   certificate    (per
          Description                          payment basis    holders      value     reserves   or income    holders     part 2)
          -----------                          -------------- ---------- ----------- ----------- ----------  ----------- ----------
    IC-Stock Mkt - 2019/31-4061 SEC 5 from
      C2785-81                                                       0            0       1,725      29,866           0           0
    IC-Market Strategy Certificate
      (SEC 5 from c2785-81)                                          0            0       1,090      17,624           0           0
    IC-EISC                                                          0            0          13         158           0           0
    IC-AEBI Stock Market                                             0            0          70      12,617           0           0
                                                             ----------  ----------- ----------- ----------- ----------- -----------


          Total                                                      0            0       2,898      60,266           0           0
                                                             ----------  ----------- ----------- ----------- ----------- -----------


          Total Single Payment - Non Qualified                 242,646    3,236,001   3,478,554     124,291   2,219,652      76,084
                                                             ----------  ----------- ----------- ----------- ----------- -----------




  R Series Single-Payment certificates:
    R-76 - 900                                      3.5              4           13          12           0           0           0
    R-77 - 910                                      3.5             15          320         205           0           0           7
    R-78 - 911                                      3.5             34          279         255           0           0           9
    R-79 - 912                                      3.5             48          584         503           0           0          17
    R-80 - 913                                      3.5             38          374         281           0           0          10
    R-81 - 914                                      3.5             16          138         105           0           0           3
    R-82A - 915                                     3.5            106          705         483           0           0          17
    RP-Q - 916                                                     220          365         891           0           0           1
    R-II - 920                                      3.5             71          584         305           0           0          10
    RP-2-84 - 921,922,923,924,925                   3.5            188        2,585       1,095           0           0          38
    RP-2-85 - 926,927,928,929,930,931,932,933,
      934,935,936                                   3.5             64          249         313           0           0          11
    RP-2-86 - 937                                   3.5             19           69          77           0           0           3
    RP-2-87 - 938                                   3.5             37          647         245           0           0           9
    RP-2-88 - 939                                   3.5             47          293         221           0           0           7
    Cash Reserve RP - 970                                            5           15          32           0           0           0
    RP-Flexible Savings - 971                                   25,630      452,429     481,470           0     209,314      15,898
    RP-Preferred Investors - 950                                     5        2,148       2,367           0         265          51
    Cash Reserve RP-3 mo. - 972                                  1,629       15,351      16,182           0      24,659          94
    RP-Flexible Savings Emp - 973                                  219        2,974       3,995           0         115         128
    RP-Future Value - 975                                          954       17,057      17,057           0           0           0
    RP-Future Value Emp - 976                                       38          462         462           0           0           0
    RP-Stock Market - 960                                       11,937      103,259     113,776           0      55,084       3,249
    Market Strategy Cert - 961 (section 1-6
      from Report 2785-81-RP-STOCK-VB 2001)                      3,474       84,498      86,330           0      22,126       2,008
    D-1 - sum of SERIES D on Summary page -
      400 + 990-993                                                142       12,934      16,417           0         847         332
                                                             ----------  ----------- ----------- ----------- ----------- -----------


                Total                                           44,940      698,332     743,079           0     312,410      21,902
                                                             ----------  ----------- ----------- ----------- ----------- -----------

                                                                Deductions               Balance at close of period
                                                  ----------------------------------- ---------------------------------

                                                                                         Number
                                                                             Credited     of
                                                                  Cash       to other   accounts      Amount
                                                                surrenders   accounts     with         of        Amount
                                                                 prior to      (per     security     maturity      of
          Description                              Maturities    maturity     part 2)   holders       value     reserves
          -----------                             ------------ ------------ ---------- ---------- ------------ ----------
    IC-Stock Mkt - 2019/31-4061 SEC 5 from
      C2785-81                                            0           422     10,726           0            0      20,443
    IC-Market Strategy Certificate
      (SEC 5 from c2785-81)                               0           259      6,535           0            0      11,920
    IC-EISC                                               0             0         55           0            0         116
    IC-AEBI Stock Market                                  0            53      1,645           0            0      10,989
                                                   ---------   -----------  ---------   ---------  ----------- -----------


          Total                                           0           734     18,963           0            0      43,468
                                                   ---------   -----------  ---------   ---------  ----------- -----------


          Total Single Payment - Non Qualified        7,528     2,038,815     77,691     252,909    3,513,227   3,774,547
                                                   ---------   -----------  ---------   ---------  ----------- -----------




  R Series Single-Payment certificates:
    R-76 - 900                                            0             3          0           3           10           9
    R-77 - 910                                            0             8          0          14          286         204
    R-78 - 911                                            0            57          0          32          214         207
    R-79 - 912                                            0            29          0          45          553         491
    R-80 - 913                                            0            61          0          34          258         230
    R-81 - 914                                            0             9          0          15          126          99
    R-82A - 915                                           0            35          0          99          655         465
    RP-Q - 916                                            0           155          0         193          279         737
    R-II - 920                                            0            23          0          66          540         292
    RP-2-84 - 921,922,923,924,925                         0            77          0         174        2,212       1,056
    RP-2-85 - 926,927,928,929,930,931,932,933,
      934,935,936                                         0             9          0          63          243         315
    RP-2-86 - 937                                         0             5          0          17           64          75
    RP-2-87 - 938                                         0             8          0          35          640         246
    RP-2-88 - 939                                         0            18          0          43          263         210
    Cash Reserve RP - 970                                 0             2          0           4           14          30
    RP-Flexible Savings - 971                             0       195,362          0      31,664      478,987     511,320
    RP-Preferred Investors - 950                          0         2,187          0           1          441         496
    Cash Reserve RP-3 mo. - 972                           0        27,306          0       1,637       12,980      13,629
    RP-Flexible Savings Emp - 973                         0           829          0         203        2,483       3,409
    RP-Future Value - 975                             3,349           857          0         680       12,850      12,851
    RP-Future Value Emp - 976                            93             0          0          29          368         369
    RP-Stock Market - 960                                 0        37,098          0      12,723      124,162     135,011
    Market Strategy Cert - 961 (section 1-6
      from Report 2785-81-RP-STOCK-VB 2001)               0        23,282          0       3,641       84,337      87,182
    D-1 - sum of SERIES D on Summary page -
      400 + 990-993                                      19         3,323          0         126       11,108      14,254
                                                   ---------   -----------  ---------   ---------  ----------- -----------


                Total                                 3,461       290,743          0      51,541      734,073     783,187
                                                   ---------   -----------  ---------   ---------  ----------- -----------

            AMERICAN EXPRESS CERTIFICATE COMPANY                                                                         SCHEDULE VI
                    Certificate Reserves
                 Part 1 - Summary of Changes
                Year ended December 31, 2003
                         (Thousands)
                                                                 Balance at beginning of period            Additions
                                                              ---------------------------------- -----------------------------------

                                                                Number
                                                                  of                                                      Charged
                                                   Yield       accounts     Amount                 Charged    Reserve     to other
                                                to maturity      with         of        Amount    to profit  payments by  accounts
                                                on an annual   security    maturity       of      and loss   certificate    (per
          Description                          payment basis    holders      value     reserves   or income    holders     part 2)
          -----------                          -------------- ---------- ----------- ----------- ----------  ----------- ----------
  Additional Interest on R-Series Single
    Payment Reserves:
    R-76                                            3.5              0            0           0           0           0           0
    R-77                                            3.5              0            0           1           7           0           0
    R-78                                            3.5              0            0           6           9           0           0
    R-79                                            3.5              0            0           8          17           0           0
    R-80                                            3.5              0            0           7           9           0           0
    R-81                                            3.5              0            0           1           4           0           0
    R-82A                                           3.5              0            0          14          17           0           0
    RP-Q                                                             0            0           0           1           0           0
    R-II                                            3.5              0            0           5          11           0           0
    RP-2-84                                         3.5              0            0          22          38           0           0
    RP-2-85                                         3.5              0            0           7          11           0           0
    RP-2-86                                         3.5              0            0           2           3           0           0
    RP-2-87                                         3.5              0            0           6           9           0           0
    RP-2-88                                         3.5              0            0           4           8           0           0
    Cash Reserve RP                                                  0            0           0           0           0           0
    RP-Flexible Savings                                              0            0         701      16,685           0           0
    RP-Preferred Investors                                           0            0           5          65           0           0
    Cash Reserve RP-3 mo. Plus                                       0            0          34         122         (40)          0
    RP-Flexible Savings Emp                                          0            0           8         138           0           0
    RP-Future Value                                                  0            0      13,445       1,951           0           0
    RP-Future Value Emp                                              0            0         396          66           0           0
   RP-Stock Market                                                   0            0         142         248           0           0
    Market Strategy Cert (2785-81 RP-STOCK VB
      2004/4000 & 2016/2031/4016)                                    0            0          39         192           0           0
    D-1 - 400                                                        0            0           1         364           0           0
                                                             ----------  ----------- ----------- ----------- -----------


                Total                                                0            0      14,854      19,975         (40)          0
                                                             ----------  ----------- ----------- ----------- ----------- -----------

                                                                Deductions               Balance at close of period
                                                  ----------------------------------- ---------------------------------

                                                                                         Number
                                                                             Credited     of
                                                                  Cash       to other   accounts      Amount
                                                                surrenders   accounts     with         of        Amount
                                                                 prior to      (per     security     maturity      of
          Description                              Maturities    maturity     part 2)   holders       value     reserves
          -----------                             ------------ ------------ ---------- ---------- ------------ ----------
  Additional Interest on R-Series Single
    Payment Reserves:
    R-76                                                  0             0          0           0            0           0
    R-77                                                  0             0          7           0            0           1
    R-78                                                  0             1          9           0            0           5
    R-79                                                  0             1         17           0            0           7
    R-80                                                  0             1         10           0            0           5
    R-81                                                  0             0          3           0            0           1
    R-82A                                                 0             1         17           0            0          14
    RP-Q                                                  0             0          1           0            0           0
    R-II                                                  0             0         10           0            0           5
    RP-2-84                                               0             1         38           0            0          21
    RP-2-85                                               0             0         11           0            0           7
    RP-2-86                                               0             0          3           0            0           2
    RP-2-87                                               0             0          9           0            0           6
    RP-2-88                                               0             0          7           0            0           4
    Cash Reserve RP                                       0             0          0           0            0           0
    RP-Flexible Savings                                   0           909     15,898           0            0         579
    RP-Preferred Investors                                0            19         51           0            0           0
    Cash Reserve RP-3 mo. Plus                            0             0         94           0            0          22
    RP-Flexible Savings Emp                               0            13        128           0            0           5
    RP-Future Value                                   2,749           702          0           0            0      11,945
    RP-Future Value Emp                                  91             0          0           0            0         371
   RP-Stock Market                                        0            12        246           0            0         132
    Market Strategy Cert (2785-81 RP-STOCK VB
      2004/4000 & 2016/2031/4016)                         0             2        184           0            0          45
    D-1 - 400                                             0            32        332           0            0           1
                                                               -----------  ---------                          -----------


                Total                                 2,840         1,694     17,075           0            0      13,180
                                                   ---------   -----------  ---------   ---------  ----------- -----------

            AMERICAN EXPRESS CERTIFICATE COMPANY                                                                         SCHEDULE VI
                    Certificate Reserves
                 Part 1 - Summary of Changes
                Year ended December 31, 2003
                         (Thousands)
                                                                 Balance at beginning of period            Additions
                                                              ---------------------------------- -----------------------------------

                                                                Number
                                                                  of                                                      Charged
                                                   Yield       accounts     Amount                 Charged    Reserve     to other
                                                to maturity      with         of        Amount    to profit  payments by  accounts
                                                on an annual   security    maturity       of      and loss   certificate    (per
          Description                          payment basis    holders      value     reserves   or income    holders     part 2)
          -----------                          -------------- ---------- ----------- ----------- ----------  ----------- ----------
  Accrued for additional credits to be allowed
    at next anniversaries:
    RP-Stock Market                                                  0            0         510       8,453           0           0
    Market Strategy Cert (C2785-81 2019/2102/
      4061)                                                          0            0         314       4,808           0           0
                                                             ----------  ----------- ----------- ----------- ----------- -----------


          Total                                                      0            0         824      13,261           0           0
                                                             ----------  ----------- ----------- ----------- ----------- -----------



          Total Single Payment - Qualified                      44,940      698,332     758,757      33,236     312,370      21,902
                                                             ----------  ----------- ----------- ----------- ----------- -----------


  Paid-up certificates:
    Series 15 and 20                                3.25             4           45          44           1           0           0
       "   15A and 22A                              3.5            150        3,397       3,056         101           0         582
       "   I-76 - 640                               3.5            486        2,386       1,868          67           0         180
                                                             ----------  ----------- ----------- ----------- ----------- -----------


                Total                                              640        5,828       4,968         169           0         762
                                                             ----------  ----------- ----------- ----------- ----------- -----------


  Additional credits and accrued interest
    thereon:
    Series 15 and 20                                2.5              0            0           3           0           0           0
       "   15A and 22A                               3               0            0          95           2           0           0
       "   I-76                                     3.5              0            0         188           6           0           0
                                                             ----------  ----------- ----------- ----------- ----------- -----------


                Total                                                0            0         286           8           0           0
                                                             ----------  ----------- ----------- ----------- ----------- -----------


  Accrued for additional credits to be allowed
   at next anniversaries                                             0            0           0           0           0           0
                                                             ----------  ----------- ----------- ----------- ----------- -----------


                Total paid-up                                      640        5,828       5,254         177           0         762
                                                             ----------  ----------- ----------- ----------- ----------- -----------

                                                                Deductions               Balance at close of period
                                                  ----------------------------------- ---------------------------------

                                                                                         Number
                                                                             Credited     of
                                                                  Cash       to other   accounts      Amount
                                                                surrenders   accounts     with         of        Amount
                                                                 prior to      (per     security     maturity      of
          Description                              Maturities    maturity     part 2)   holders       value     reserves
          -----------                             ------------ ------------ ---------- ---------- ------------ ----------
  Accrued for additional credits to be allowed
    at next anniversaries:
    RP-Stock Market                                       0            43      3,004           0            0       5,916
    Market Strategy Cert (C2785-81 2019/2102/
      4061)                                               0           108      1,824           0            0       3,190
                                                   ---------   ----------- ----------   ---------  ----------- -----------


          Total                                           0           151      4,828           0            0       9,106
                                                   ---------   ----------- ----------   ---------  ----------- -----------



          Total Single Payment - Qualified            6,301       292,588     21,903      51,541      734,073     805,473
                                                   ---------   ----------- ----------   ---------  ----------- -----------


  Paid-up certificates:
    Series 15 and 20                                      0             2          0           3           43          43
       "   15A and 22A                                  283           207        581         120        2,896       2,668
       "   I-76 - 640                                     0           231          0         465        2,314       1,884
                                                   ---------   ----------- ----------   ---------  ----------- -----------


                Total                                   283           440        581         588        5,253       4,595
                                                   ---------   ----------- ----------   ---------  ----------- -----------


  Additional credits and accrued interest
    thereon:
    Series 15 and 20                                      0             0          0           0            0           3
       "   15A and 22A                                   13             3         19           0            0          62
       "   I-76                                           0            13          0           0            0         181
                                                   ---------   ----------- ----------   ---------  ----------- -----------


                Total                                    13            16         19           0            0         246
                                                   ---------   ----------- ----------   ---------  ----------- -----------


  Accrued for additional credits to be allowed
   at next anniversaries                                  0             0          0           0            0           0
                                                   ---------   ----------- ----------   ---------  ----------- -----------


                Total paid-up                           296           456        600         588        5,253       4,841
                                                   ---------   ----------- ----------   ---------  ----------- -----------

            AMERICAN EXPRESS CERTIFICATE COMPANY                                                                         SCHEDULE VI
                    Certificate Reserves
                 Part 1 - Summary of Changes
                Year ended December 31, 2003
                         (Thousands)
                                                                 Balance at beginning of period            Additions
                                                              ---------------------------------- -----------------------------------

                                                                Number
                                                                  of                                                      Charged
                                                   Yield       accounts     Amount                 Charged    Reserve     to other
                                                to maturity      with         of        Amount    to profit  payments by  accounts
                                                on an annual   security    maturity       of      and loss   certificate    (per
          Description                          payment basis    holders      value     reserves   or income    holders     part 2)
          -----------                          -------------- ---------- ----------- ----------- ----------  ----------- ----------
  Optional settlement certificates:
Series  IST&G                                         3             12            0           0           0           0           0
                                                   Source
Other series and conversions from Single           2740-10:
                                                   Options           0            0           0           0           0           0
      Payment certificates                       2.5-3-3-3.5     4,685            0      70,420       2,128           0       3,644
Series R-76 thru R-82A - Prod 900                     3              0            0          28           1           0           0
Series R-II & RP-2-84 thru 88 - Prod 921             3.5             0            0         200           7           0           0
Reserve Plus Single-Payment (Prod 150)                              50            0         491           0           0          25
Reserve Plus Flex-Pay & IC-Q-Inst (Prod 650,
  651, 652)                                                         14            0          70           0           0          22
Series R-Installment (Prod 980, 981,982)                            20            0         122           1           0           0
Series R-Single-Payment (Prod 133)                                   7            0           2           0           0           0
Add'l credits and accrued int. thereon              2.5-3            0            0       8,930         240           0           6
Add'l credits and accrued int. thereon-IST&G        2.5-3            0            0           0           0           0           0
Accrued for additional credits to be allowed                         0            0           0           0           0           0
  at next anniversaries                                              0            0           4           7           0           0
Accrued for additional credits to be allowed                         0            0           0           0           0           0
  at next anniversaries-R-76-R-82A & R-II                            0            0          (1)          0           0           0
Accrued for additional credits to be allowed                         0            0           0           0           0           0
  at next anniversaries-IST&G                                        0            0           0           0           0           0
                                                             ----------  ----------- ----------- ----------- ----------- -----------


          Total optional settlement                              4,788            0      80,266       2,384           0       3,697
                                                             ----------  ----------- ----------- ----------- ----------- -----------



Due to unlocated cert holders                                        0            0         170           0           0          19
                                                             ----------  ----------- ----------- ----------- ----------- -----------



          Total certificate reserves                           318,463    4,222,623   4,496,544     163,858   2,571,209     105,272
                                                             =========  =========== =========== =========== =========== ===========

                                                                Deductions               Balance at close of period
                                                  ----------------------------------- ---------------------------------

                                                                                         Number
                                                                             Credited     of
                                                                  Cash       to other   accounts      Amount
                                                                surrenders   accounts     with         of        Amount
                                                                 prior to      (per     security     maturity      of
          Description                              Maturities    maturity     part 2)   holders       value     reserves
          -----------                             ------------ ------------ ---------- ---------- ------------ ----------
  Optional settlement certificates:
Series  IST&G                                             1             0          0           3            0          (1)

Other series and conversions from Single
                                                          0             0          0           0            0           0
      Payment certificates                            3,963         3,913          0       4,292            0      68,316
Series R-76 thru R-82A - Prod 900                         5             0          0           2            0          24
Series R-II & RP-2-84 thru 88 - Prod 921                 18             0          0           6            0         189
Reserve Plus Single-Payment (Prod 150)                    2            84          0          43            0         430
Reserve Plus Flex-Pay & IC-Q-Inst (Prod 650,
  651, 652)                                              15            10          0          13            0          67
Series R-Installment (Prod 980, 981,982)                 20            21          0          14            0          82
Series R-Single-Payment (Prod 133)                        2             0          0           5            0           0
Add'l credits and accrued int. thereon                  468           416        438           0            0       7,854
Add'l credits and accrued int. thereon-IST&G              0             0          0           0            0           0
Accrued for additional credits to be allowed              0             0          0           0            0           0
  at next anniversaries                                   0             0          7           0            0           4
Accrued for additional credits to be allowed              0             0          0           0            0           0
  at next anniversaries-R-76-R-82A & R-II                 0             0          0           0            0          (1)
Accrued for additional credits to be allowed              0             0          0           0            0           0
  at next anniversaries-IST&G                             5             0          0                        0          (5)
                                                   ---------   ----------- ----------   ---------  ----------- -----------


          Total optional settlement                   4,499         4,444        445       4,378            0      76,959
                                                   ---------   ----------- ----------   ---------  ----------- -----------



Due to unlocated cert holders                             0             5         92           0            0          92
                                                   ---------   ----------- ----------   ---------  ----------- -----------



          Total certificate reserves                 34,544      2,384,929   105,401     331,611    4,477,755   4,812,007
                                                   =========    ========== ==========   =========  =========== ===========

                                                                                           SCHEDULE VI

        AMERICAN EXPRESS CERTIFICATE COMPANY
Part 2 - Description of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts
             Year ended December 31, 2003
                       (Thousands)



                                                  Additions to reserves charged to other accounts
                                      ------------------------------------------------------------------------

                                                                      Transfers of
                                                                     maturities to
                                      Reconversions                     extended
                                       of paid-up                     maturities-
                                       certificate                     charged to
                                         charged        Charged       reserves to
                                       to paid-up         to         mature, addi-      Transferred
                                      reserves and      advance     tional credits/     to Federal
                                       reserve for     payments       interest and      Withholding
                                      reconversions     reserve     advance payments                   Total
                                      --------------   ----------   -----------------   ------------  --------

Reserves to mature installment
  certificates:

Series 15, including extended
             maturities                           0            0                   0              0         0
Series 20, including extended
             maturities                           0            0                   0              0         0
Series 15A, including extended
              maturities                          0            0                   0              0         0
Series 22A, including extended
              maturities                          0           58                   9              0        67
Series I-76                                       0            9                   0              0         9
Series Reserve Plus Flexible Payment                                               2             20        22
Series IC-Q-Installment                           0            0                   1              0         1
Series IC-Q-Ins                                   0            0                   6              0         6
Series IC-Q-Ins Emp                               0            0                   0              0         0
Series IC-I                                       0            0               2,382              4     2,386
Series IC-I-EMP                                   0            0                  24              0        24
Series Inst                                       0            0                 234              0       234
Series Inst-E                                     0            0                   2              0         2
Series RP-Q-Installment                           0            0                   3              0         3
Series RP-Q-Flexible Pay                          0            0                   0              0         0
Series RP-Q-Ins                                   0            0                   0              0         0
Series RP-Q-Ins Emp                               0            0                   0              0         0
Series RP-I                                       0            0                  15              0        15
Series RP-I-EMP (R I95)                           0            0                   3              0         3
                                      --------------   ----------   -----------------   ------------  --------

              Total                               0           67               2,681             24     2,772
                                      ==============   ==========   =================   ============  ========


                                           Deductions from reserves credited to other accounts
                                        ----------------------------------------------------------

                                                       Conversions
                                                       to optional        Maturities
                                                        settlement        transferred
                                        Conversions    certificates-      to extended
                                        to paid-up       credited         maturities-
                                        certificates-  to optional        credited to
                                         credited       settlement        reserves to
                                        to paid-up     reserves and         mature-
                                         surrender      surrender          extended
                                          income          income          maturities        Total
                                        ------------   -------------      ------------    -----------

Reserves to mature installment
  certificates:

Series 15, including extended                     0            0                   0              0
             maturities                           0            0                   0              0
Series 20, including extended
             maturities                           0            0                   0              0
Series 15A, including extended
              maturities                          0            0                   0              0
Series 22A, including extended
              maturities                        463          782                   9          1,254
Series I-76                                     143           44                   0            187
Series Reserve Plus Flexible Payment              0           22                   0             22
Series IC-Q-Installment                           0            0                   0              0
Series IC-Q-Ins                                   0            0                   0              0
Series IC-Q-Ins Emp                               0            0                   0              0
Series IC-I                                       0            0                   0              0
Series IC-I-EMP                                   0            0                   0              0
Series Inst                                       0            0                   0              0
Series Inst-E                                     0            0                   0              0
Series RP-Q-Installment                           0            0                   0              0
Series RP-Q-Flexible Pay                          0            0                   0              0
Series RP-Q-Ins                                   0            0                   0              0
Series RP-Q-Ins Emp                               0            0                   0              0
Series RP-I                                       0            0                   0              0
Series RP-I-EMP (R I95)                           0            0                   0              0
                                        ------------   ----------        ------------    -----------

              Total                             606          848                   9          1,463
                                        ============   ==========        ============    ===========

                                                                           SCHEDULE VI



                      AMERICAN EXPRESS CERTIFICATE COMPANY
         Part 2 - Description of Additions to Reserves Charged to Other
        Accounts and Deductions from Reserves Credited to Other Accounts
                          Year ended December 31, 2003
                                   (Thousands)


                                           Additions to reserves charged to other accounts
                                       -------------------------------------------------------


                                                        Additions     Additions to
                                                        to advance     reserves to
                                       Reconversions    payments-    mature-extended
                                        of paid-up      charged to     maturities
Payments made in advance               certificates-     default       charged to
  of current certificate                charged to       interest      reserves to
  year requirements and                   paid-up        on late       mature from
  accrued interest thereon:              reserves        payments       maturity        Total
                                       --------------   -----------  ----------------   ------

Series 20, including extended
             maturities                            0             0              0           0
Series 15A, including extended                     0             0              0
              maturities                           0             0              0           0
Series 22A, including extended
              maturities                           0             0              3           3
Series I-76                                        0             1              0           1
Series Reserve Plus Flex Pay                       0             0              0           0
Series IC-Q Installment                            0             0              0           0
Series IC-Q Ins                                    0             0              0           0
Series IC-Q Ins Emp                                0             0              0           0
Series IC-I                                        0             0              0           0
Series IC-I-EMP                                    0             0              0           0
Series RP-Q Flexible Payment                       0             0              0           0
Series RP-Q Ins                                    0             0              0           0
Series RP-Q Ins Emp                                0             0              0           0
Series RP-I                                        0             0              0           0
Series RP-I-EMP                                    0             0              0           0
                                       --------------   -----------  -------------     -------


              Total                                0             1              3           4
                                       ==============   ===========  =============     =======



                                                    Deductions from reserves credited to other accounts
                                       ----------------------------------------------------------------------

                                                                        Maturities
                                                        Conversions     transferred
                                        Applied to      to optional     to extended
                                       certificates-    settlement      maturities-    Conversions
                                        credited to    certificates-    credited to    to paid-up
Payments made in advance                reserves to      credited        reserves     certificates-
  of current certificate                  mature,       to optional     to mature-     credited to
  year requirements and                   loading       settlement       extended        paid-up
  accrued interest thereon:            and insurance     reserves       maturities      reserves       Total
                                       --------------  --------------   ------------  --------------   ------

Series 20, including extended
             maturities                            0             0              0           0             0
Series 15A, including extended
              maturities                           0             0              0           0             0
Series 22A, including extended
              maturities                          58            22              3           0            84
Series I-76                                        9             1              0           0            10
Series Reserve Plus Flex Pay                       0             0              0           0             0
Series IC-Q Installment                            0             0              0           0             0
Series IC-Q Ins                                    0             0              0           0             0
Series IC-Q Ins Emp                                0             0              0           0             0
Series IC-I                                        0             0              0           0             0
Series IC-I-EMP                                    0             0              0           0             0
Series RP-Q Flexible Payment                       0             0              0           0             0
Series RP-Q Ins                                    0             0              0           0             0
Series RP-Q Ins Emp                                0             0              0           0             0
Series RP-I                                        0             0              0           0             0
Series RP-I-EMP                                    0             0              0           0             0
                                       --------------  ------------   ------------   ---------        ------


              Total                               67            23              3           0            94
                                       ==============  ============   ============   =========        ======


                                                                                                                SCHEDULE VI
                      AMERICAN EXPRESS CERTIFICATE COMPANY
         Part 2 - Description of Additions to Reserves Charged to Other
        Accounts and Deductions from Reserves Credited to Other Accounts
                          Year ended December 31, 2003
                                   (Thousands)

Part 2 - Descriptions of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Additional credits on installment certificates and accrued interest thereon:
    Other additions represent:
      Transfers from accruals for additional credits to be allowed at next anniversaries                         $            54
      Reconversions of paid-up certificates-charged to paid-up reserves                                                        0
      Transfers from maturities to extended maturities                                                                         2
                                                                                                                     ------------
                                                                                                                 $            56
                                                                                                                     ============
    Other deductions represent:
      Transfers to reserves on a quarterly basis for Reserve Plus Flexible-
        Payment, IC-Q-Installment and R-Flexible-Payment                                                         $         2,677
      Conversions to optional settlement certificates-credited to optional
        settlement reserves                                                                                                  225
      Conversions to paid-up certificates-credited to paid-up reserves                                                       153
      Transfers to extended maturities at maturity                                                                             2
                                                                                                                     ------------
                                                                                                                 $         3,057
                                                                                                                     ============
Accrual for additional credits to be allowed on installment certificates at next anniversaries:
    Other deductions represent:
      Transfers to reserves for additional credits on installment certificates                                   $            54
                                                                                                                     ============

Reserve for death and disability refund options:
    Other deductions represent:
      Payments, in excess of installment reserves, made to certificate holders
        who exercised the death and disability refund options.                                                   $             0
                                                                                                                     ============

Reserve for reconversions of paid-up certificates:
    The amount shown as charged to profit and loss has been deducted from
      reserve recoveries in the accompanying Statement of Operations                                             $             0
                                                                                                                     ============

    Other deductions represent:
      Amounts credited to installment certificate reserves to mature, on
      reconversions of paid-up certificates.                                                                     $             0
                                                                                                                     ============

Paid-up certificates:
  Other additions represent:
    Conversions from installment certificates (charged to installment reserves
      less surrender charges)                                                                                    $           763
    Transfers from accrual for additional credits to be allowed at next
       anniversaries                                                                                                           0
                                                                                                                     ------------
                                                                                                                 $           763
                                                                                                                     ============
  Other deductions represent:
    Transfers credited to installment reserves on reconversions to installment
      certificates                                                                                               $             0
    Transfers for accrual for additional credits and accrued interest thereon                                                  0
    Transfers to settlement options                                                                                          600
                                                                                                                     ------------
                                                                                                                 $           600
                                                                                                                     ============

                                                                                                                SCHEDULE VI
                      AMERICAN EXPRESS CERTIFICATE COMPANY
         Part 2 - Description of Additions to Reserves Charged to Other
        Accounts and Deductions from Reserves Credited to Other Accounts
                          Year ended December 31, 2003
                                   (Thousands)

Part 2 - Descriptions of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Default interest on installment certificates:
  Other additions represent:
    Reconversions of paid-up certificates charged to paid-up reserves                                          $             0
                                                                                                                  =============

  Other deductions represent:
    Conversions to paid-up certificates - credited to paid-up reserves                                         $             2
    Transfers to advance payments as late payments are credited to certificates                                              1
                                                                                                                  -------------
                                                                                                               $             3
                                                                                                                  =============
Optional settlement certificates:
  Other additions represent:
    Transfers from installment certificate reserves (less
      surrender charges), single-payment and Series D
      certificate reserves upon election of
      optional settlement privileges                                                                           $         3,091
    Transfers from paid-up certificate reserves                                                                            600
    Transfers from accruals for additional credits to be allowed at next anniversaries                                       6
                                                                                                                  -------------
                                                                                                               $         3,697
                                                                                                                  =============
  Other deductions represent:
    Transfers to reserve for additional credits and accrued interest thereon                                   $             7
    Transfers to optional settlement reserves                                                                              438
                                                                                                                  -------------
                                                                                                               $           445
                                                                                                                  =============
Single-Payment certificates:
   Other additions represent:
    Transfers from accruals for additional credits to be allowed at next anniversaries                         $             1
    Transfers from accruals on a quarterly basis on:                                                                         0
      Reserve Plus Single-Payment                                                                                         (10)
      Cash Reserve Single-Payment                                                                                            0
      Flexible Savings                                                                                                  40,821
      Flexible Savings-Emp                                                                                                 292
      Preferred Investors                                                                                                  182
      Investors                                                                                                         12,449
      Special Deposits                                                                                                     587
      Cash Reserve                                                                                                           1
      Cash Reserve-3mo                                                                                                     415
      Future Value                                                                                                           0
      Stock Market                                                                                                      11,697
      Market Strategy                                                                                                    7,244
      AEBI Stock Market                                                                                                  2,009
      R82-B                                                                                                                  1
      Cash Reserve-RP                                                                                                        0
      Cash Reserve-RP-3mo                                                                                                   94
      Flexible Saving-RP                                                                                                15,898
      Flexible Savings-RP-Emp                                                                                              128
      Preferred Investors-RP                                                                                                51
      Stock Market-RP                                                                                                    3,249
      Market Strategy-RP                                                                                                 2,008
      Equity Indexed Savings Cert                                                                                           61
      R Single Payment Cert                                                                                                  0
    Transfers from accruals at anniversaries maintained in a separate reserve account.                                     808
                                                                                                                  -------------
                                                                                                               $        97,986
                                                                                                                  =============

                                                                                                            SCHEDULE VI
                      AMERICAN EXPRESS CERTIFICATE COMPANY
         Part 2 - Description of Additions to Reserves Charged to Other
        Accounts and Deductions from Reserves Credited to Other Accounts
                          Year ended December 31, 2003
                                   (Thousands)

Part 2 - Descriptions of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Single-Payment certificates continued:

   Other deductions represent:
    Transfers to optional settlement reserves:
      Single-Payment                                                                                           $        10,874
      R Single-Payment                                                                                                       0
    Transfers to reserves for additional credits and accrued interest thereon                                              808
    Transfers to a separate reserve account from the accrual account                                                         1
    Transfers to reserves on a quarterly basis:
      Reserve Plus Single-Payment                                                                                            1
      Cash Reserve Single-Payment                                                                                            0
      Flexible Savings                                                                                                  40,821
      Flexible Savings-Emp                                                                                                 292
      Preferred Investors                                                                                                  182
      Investors                                                                                                         12,449
      Special Deposits                                                                                                     587
      Cash Reserve Variable Payment                                                                                          1
      Cash Reserve - Variable Payment 3mo                                                                                  415
      Stock Market                                                                                                      11,697
      AEBI Stock Market                                                                                                  2,009
      RP-Q (was R82-B)                                                                                                       1
      Cash Reserve-RP                                                                                                        0
      Cash Reserve-RP-3mo                                                                                                   94
      Flexible Saving-RP                                                                                                15,898
      Flexible Savings-RP-Emp                                                                                              128
      Preferred Investors-RP                                                                                                51
      Stock Market-RP                                                                                                    3,249
    Transfers to Federal tax withholding                                                                                    35
                                                                                                                  -------------
                                                                                                               $        99,593
                                                                                                                  =============

Due to unlocated certificate holders:
   Other additions represent:
    Amounts equivalent to payments due certificate holders who could
      not be located                                                                                           $            92
                                                                                                                  =============

   Other deductions represent:
    Payments to certificate holders credited to cash                                                           $            19
                                                                                                                  =============

                                                                                                                 SCHEDULE VI
                      AMERICAN EXPRESS CERTIFICATE COMPANY
            Part 3 - Information Regarding Installment Certificates
                           Classified by Age Groupings
                          Year ended December 31, 2003
                                   (Thousands)

                                                                                                            Deductions from Reserves
                                                                                                            ------------------------

                                                   Number of                                                    Cash
                                                Accounts with           Amount of            Amount of       Surrenders
                                 Months       Certificate Holders     Maturity Value          Reserves        Prior to
Certificate Series                Paid           December 31,          December 31,         December 31,      Maturity       Other
------------------              --------    --------------------  -------------------  -------------------  ----------      -------

                                                2002        2003       2002      2003       2002      2003       2002         2003
                                             --------    --------  --------- ---------  --------- ---------  ----------     -------
15   INC EXT                     61-72             0           0          0         0          0         0          0            0
                                 73-84             0           0          0         0          0         0          0            0
                                 85-96             0           0          0         0          0         0          0            0
                                 97-108            0           0          0         0          0         0          0            0
                                 109-120           0           0          0         0          0         0          0            0
                                 121-132           0           0          0         0          0         0          0            0
                                 133-144           0           0          0         0          0         0          0            0
                                 145-156           0           0          0         0          0         0          0            0
                                 157-168           0           0          0         0          0         0          0            0
                                 169-180           0           0          0         0          0         0          0            0
                                 181-192           0           0          0         0          0         0          0            0
                                 193-204           0           0          0         0          0         0          0            0
                                 205-216           0           0          0         0          0         0          0            0
                                 217-228           0           0          0         0          0         0          0            0
                                             --------    --------  --------- ---------  --------- ---------  ----------     -------

  Total                                            0           0          0         0          0         0          0            0
                                             --------    --------  --------- ---------  --------- ---------  ----------     -------

20, including extended
  maturities                     85-96             0           0          0         0          0         0          0            0
                                 97-108            0           0          0         0          0         0          0            0
                                 109-120           0           0          0         0          0         0          0            0
                                 121-132           0           0          0         0          0         0          0            0
                                 133-144           0           0          0         0          0         0          0            0
                                 145-156           0           0          0         0          0         0          0            0
                                 157-168           0           0          0         0          0         0          0            0
                                 169-180           0           0          0         0          0         0          0            0
                                 181-192           0           0          0         0          0         0          0            0
                                 193-204           0           0          0         0          0         0          0            0



                                                                                                                 SCHEDULE VI

                      AMERICAN EXPRESS CERTIFICATE COMPANY
            Part 3 - Information Regarding Installment Certificates
                           Classified by Age Groupings
                          Year ended December 31, 2003
                                   (Thousands)

                                                                                                            Deductions from Reserves
                                                                                                            ------------------------

                                                   Number of                                                    Cash
                                                Accounts with           Amount of            Amount of       Surrenders
                                 Months       Certificate Holders     Maturity Value          Reserves        Prior to
Certificate Series                Paid           December 31,          December 31,         December 31,      Maturity       Other
------------------              --------    --------------------  -------------------  -------------------  ----------      -------
                                 205-216           0           0          0         0          0         0          0            0
                                 217-228           0           0          0         0          0         0          0            0
                                 229-240           0           0          0         0          0         0          0            0
                                 241-252           0           0          0         0          0         0          0            0
                                 253-264           0           0          0         0          0         0          0            0
                                 265-276           0           0          0         0          0         0          0            0
                                 277-288           0           0          0         0          0         0          0            0
                                 289-300           0           0          0         0          0         0          0            0
                                 301-312           0           0          0         0          0         0          0            0
                                 313-324           0           0          0         0          0         0          0            0
                                 325-336           0           0          0         0          0         0          0            0
                                 337-348           0           0          0         0          0         0          0            0
                                 349-360 (a)       0           0          0         0          0         0          0            0

                                             --------    --------  --------- ---------  --------- ---------  ----------     -------

  Total                                            0           0          0         0          0         0          0            0
                                             --------    --------  --------- ---------  --------- ---------  ----------     -------

                                                                                                                 SCHEDULE VI (con't)

                      AMERICAN EXPRESS CERTIFICATE COMPANY
            Part 3 - Information Regarding Installment Certificates
                           Classified by Age Groupings
                          Year ended December 31, 2003
                                   (Thousands)
                                                                                                            Deductions from Reserves
                                                                                                            ------------------------

                                                   Number of                                                    Cash
                                                Accounts with           Amount of            Amount of       Surrenders
                                 Months       Certificate Holders     Maturity Value          Reserves        Prior to
Certificate Series                Paid           December 31,          December 31,         December 31,      Maturity       Other
------------------              --------    --------------------  -------------------  -------------------  ----------      -------

15 A   INC EXT                   61-72             0           0          0         0          0         0          0            0
                                 73-84             0           0          0         0          0         0          0            0
                                 85-96             0           0          0         0          0         0          0            0
                                 97-108            0           0          0         0          0         0          0            0
                                 109-120           0           0          0         0          0         0          0            0
                                 121-132           0           0          0         0          0         0          0            0
                                 133-144           0           0          0         0          0         0          0            0
                                 145-156           0           0          0         0          0         0          0            0
                                 157-168           0           0          0         0          0         0          0            0
                                 169-180           0           0          0         0          0         0          0            0
                                 181-192           0           0          0         0          0         0          0            0
                                 193-204           0           0          0         0          0         0          0            0
                                 205-216           0           0          0         0          0         0          0            0
                                 217-228           0           0          0         0          0         0          0            0
                                 229-240 (a)       0           0          0         0          0         0          0            0
                                 241-252           0           0          0         0          0         0          0            0

                                             --------    --------  --------- ---------  --------- ---------  ----------     -------

  Total                                            0           0          0         0          0         0          0            0
                                             --------    --------  --------- ---------  --------- ---------  ----------     -------



22A   INC EXT                    25-36             0           0          0         0          0         0          0            0
                                 37-48             0           0          0         0          0         0          0            0
                                 49-60             0           0          0         0          0         0          0            0
                                 61-72             0           0          0         0          0         0          0            0
                                 73-84             0           0          0         0          0         0          0            0
                                 85-96             0           0          0         0          0         0          0            0
                                 97-108            0           0          0         0          0         0          0            0
                                 109-120           0           0          0         0          0         0          0            0
                                 121-132           0           0          0         0          0         0          0            0
                                 133-144           0           0          0         0          0         0          0            0

                                                                                                                 SCHEDULE VI

                      AMERICAN EXPRESS CERTIFICATE COMPANY
            Part 3 - Information Regarding Installment Certificates
                           Classified by Age Groupings
                          Year ended December 31, 2003
                                   (Thousands)
                                                                                                            Deductions from Reserves
                                                                                                            ------------------------

                                                   Number of                                                    Cash
                                                Accounts with           Amount of            Amount of       Surrenders
                                 Months       Certificate Holders     Maturity Value          Reserves        Prior to
Certificate Series                Paid           December 31,          December 31,         December 31,      Maturity       Other
------------------              --------    --------------------  -------------------  -------------------  ----------      -------

                                 145-156           2           1         32        19         15         9          0            0
                                 157-168           0           1          0        13          0         7          0            0
                                 169-180           1           0         15         0          9         0          0            0
                                 181-192           1           1         38        15         24         9          0            0
                                 193-204           0           1          0        38          0        26          0            0
                                 205-216           2           1         38        19         27        14          0            0
                                 217-228           1           1         19        19         15        14          0            0
                                 229-240           0           1          0        19          0        16          0            0
                                 241-252           1           1         15        15         13        14          0            0
                                 253-264 (a)       2           1         19         9         18         9          0            9
                                 265-276           2           1         75        16         45        10          0            0
                                 277-288           2           1         36        65         23        42          0            6
                                 289-300           4           1        146        19        100        13         11            0
                                 301-312           2           4        325       146        233       106          0            0
                                 313-324          13           2        364       325        279       246          0            0
                                 325-336          66          15      1,663       403      1,319       326          0           88
                                 337-348          68          60      1,588     1,532      1,332     1,284         14           38
                                 349-360          75          59      1,793     1,390      1,590     1,228        100          113
                                 361-372          69          72      1,598     1,663      1,488     1,554         71          182
                                 373-384          56          65      1,026     1,351      1,003     1,323          0          818
                                             --------    --------  --------- ---------  --------- ---------  ----------     -------

  Total                                          367         289      8,787     7,076      7,533     6,250        196        1,254
                                             --------    --------  --------- ---------  --------- ---------  ----------     -------

                                                                                                                 SCHEDULE VI

                      AMERICAN EXPRESS CERTIFICATE COMPANY
            Part 3 - Information Regarding Installment Certificates
                           Classified by Age Groupings
                          Year ended December 31, 2003
                                   (Thousands)
                                                                                                            Deductions from Reserves
                                                                                                            ------------------------

                                                   Number of                                                    Cash
                                                Accounts with           Amount of            Amount of       Surrenders
                                 Months       Certificate Holders     Maturity Value          Reserves        Prior to
Certificate Series                Paid           December 31,          December 31,         December 31,      Maturity       Other
------------------              --------    --------------------  -------------------  -------------------  ----------      -------

I-76                             25-36             0           0          0         0          0         0          0            0
                                 37-48             0           0          0         0          0         0          0            0
                                 49-60             0           0          0         0          0         0          0            0
                                 61-72             0           0          0         0          0         0          0            0
                                 73-84             0           0          0         0          0         0          0            0
                                 85-96             0           0          0         0          0         0          0            0
                                 97-108            0           0          0         0          0         0          0            0
                                 109-120           0           0          0         0          0         0          0            0
                                 121-132           0           0          0         0          0         0          0            0
                                 133-144           0           0          0         0          0         0          0            0
                                 145-156           0           0          0         0          0         0          0            0
                                 157-168           0           0          0         0          0         0          0            0
                                 169-180           1           1         37        37         13        13          0            0
                                 181-192           0           0          0         0          0         0          0            0
                                 193-204           0           0          0         0          0         0          0            0
                                 205-216           2           0         40         0         18         0          0            0
                                 217-228           1           2         25        40         12        19          0            0
                                 229-240           0           1          0        25          0        13          0            0
                                 241-252           8           0        178         0        102         0          0            0
                                 253-264          37           9        941       197        568       120         36           11
                                 265-276          54          32      1,313       846        847       546         26           20
                                 277-288          60          44      1,313     1,159        904       797         99           54
                                 289-300          68          53      1,267     1,126        923       823         73           44
                                 301-312          59          63      1,381     1,092      1,072       845         59            0
                                 313-324          37          53        824     1,298        670     1,068         48           50
                                 325-336           0          36          0       763          0       657          0            0
                                             --------    --------  --------- ---------  --------- ---------  ----------     -------

  Total                                          327         294      7,319     6,583      5,129     4,901        341          179
                                             --------    --------  --------- ---------  --------- ---------  ----------     -------

                                                                                                                 SCHEDULE VI

                      AMERICAN EXPRESS CERTIFICATE COMPANY
            Part 3 - Information Regarding Installment Certificates
                           Classified by Age Groupings
                          Year ended December 31, 2003
                                   (Thousands)
                                                                                                            Deductions from Reserves
                                                                                                            ------------------------

                                                   Number of                                                    Cash
                                                Accounts with           Amount of            Amount of       Surrenders
                                 Months       Certificate Holders     Maturity Value          Reserves        Prior to
Certificate Series                Paid           December 31,          December 31,         December 31,      Maturity       Other
------------------              --------    --------------------  -------------------  -------------------  ----------      -------

RES+FP                           85-96             0           0          0         0          0         0          0            0
                                 97-108            0           0          0         0          0         0          0            0
                                 109-120           0           0          0         0          0         0          0            0
                                 121-132           0           0          0         0          0         0          0            0
                                 133-144           0           0          0         0          0         0          0            0
                                 145-156           0           0          0         0          0         0          0            0
                                 157-168           0           0          0         0          0         0          0            0
                                 169-180           0           0          0         0          0         0          0            0
                                 181-192           0           0          0         0          0         0          0            0
                                 193-204           0           0          0         0          0         0          0            0
                                 205-216           0           0          0         0          0         0          0            0
                                 217-228          22           0        225         0        108         0          0            0
                                 229-240          47          22        427       225        165       115          6            0
                                 241-252           1           1         18         6         41         3         67           22
                                 253-264           0           1          0        18          0        42          0            0
                                             --------    --------  --------- ---------  --------- ---------  ----------     -------

  Total                                           70          24        670       249        314       160         73           22
                                             --------    --------  --------- ---------  --------- ---------  ----------     -------

                                                                                                                 SCHEDULE VI

Part 3 - Information Regarding Installment Certificates
              Classified by Age Groupings
                   (Thousands)

Year ended December 31, 2003
                                                                                                            Deductions from Reserves
                                                                                                            ------------------------

                                                   Number of                                                    Cash
                                                Accounts with           Amount of            Amount of       Surrenders
                                 Months       Certificate Holders     Maturity Value          Reserves        Prior to
Certificate Series                Paid           December 31,          December 31,         December 31,      Maturity       Other
------------------              --------    --------------------  -------------------  -------------------  ----------      -------

IC-Q-INST                        61-72             0           0          0         0          0         0          0            0
                                 73-84             0           0          0         0          0         0          0            0
                                 85-96             0           0          0         0          0         0          0            0
                                 97-108            0           0          0         0          0         0          0            0
                                 109-120           0           0          0         0          0         0          0            0
                                 121-132           0           0          0         0          0         0          0            0
                                 133-144           0           0          0         0          0         0          0            0
                                 145-156           0           0          0         0          0         0          0            0
                                 157-168           0           0          0         0          0         0          0            0
                                 169-180           0           0          0         0          0         0          0            0
                                 181-192           0           0          0         0          0         0          0            0
                                 193-204           3           0         51         0          5         0          0            0
                                 205-216          16           2        265        30         54         3          3            0
                                 217-228          10          13         90       241         38        44         11            0
                                 229-240           0           6          0        57          0        21         21            0
                                             --------    --------  --------- ---------  --------- ---------  ----------     -------

  Total                                           29          21        406       328         97        68         35            0
                                             --------    --------  --------- ---------  --------- ---------  ----------     -------

                                                                                                                 SCHEDULE VI

                      AMERICAN EXPRESS CERTIFICATE COMPANY
            Part 3 - Information Regarding Installment Certificates
                           Classified by Age Groupings
                          Year ended December 31, 2003
                                   (Thousands)
                                                                                                            Deductions from Reserves
                                                                                                            ------------------------

                                                   Number of                                                    Cash
                                                Accounts with           Amount of            Amount of       Surrenders
                                 Months       Certificate Holders     Maturity Value          Reserves        Prior to
Certificate Series                Paid           December 31,          December 31,         December 31,      Maturity       Other
------------------              --------    --------------------  -------------------  -------------------  ----------      -------

IC-Q-IN                          1-12              0           0          0         0          0         0          0            0
                                 13-24             0           0          0         0          0         0          0            0
                                 25-36             0           0          0         0          0         0          0            0
                                 37-48             0           0          0         0          0         0          0            0
                                 49-60             0           0          0         0          0         0          0            0
                                 61-72             0           0          0         0          0         0          0            0
                                 73-84             0           0          0         0          0         0          0            0
                                 85-96             0           0          0         0          0         0          0            0
                                 97-108            0           0          0         0          0         0          0            0
                                 109-120           0           0          0         0          0         0          0            0
                                 121-132          23           0        292         0        113         0          0            0
                                 133-144          47          18        517       244        246        91         23            0
                                 145-156          33          41        343       439        231       216         25            0
                                 157-168          33          28        468       290        158       198         41            0
                                 169-180          48          23        590       292        257       118         46            0
                                 181-192          13          30        147       380         54       157         58            0
                                 193-204           8          10         75       114         14        47         13            0
                                 205-216           0           6          0        54          0        13          8            0
                                             --------    --------  --------- ---------  --------- ---------  ----------     -------

  Total                                          205         156      2,432     1,813      1,073       840        214            0
                                             --------    --------  --------- ---------  --------- ---------  ----------     -------

                                                                                                                 SCHEDULE VI

                      AMERICAN EXPRESS CERTIFICATE COMPANY
            Part 3 - Information Regarding Installment Certificates
                           Classified by Age Groupings
                          Year ended December 31, 2003
                                   (Thousands)
                                                                                                            Deductions from Reserves
                                                                                                            ------------------------

                                                   Number of                                                    Cash
                                                Accounts with           Amount of            Amount of       Surrenders
                                 Months       Certificate Holders     Maturity Value          Reserves        Prior to
Certificate Series                Paid           December 31,          December 31,         December 31,      Maturity       Other
------------------              --------    --------------------  -------------------  -------------------  ----------      -------

IC-IN-EMP                        1-12              0           0          0         0          0         0          0            0
                                 13-24             0           0          0         0          0         0          0            0
                                 25-36             0           0          0         0          0         0          0            0
                                 37-48             0           0          0         0          0         0          0            0
                                 49-60             0           0          0         0          0         0          0            0
                                 61-72             0           0          0         0          0         0          0            0
                                 73-84             0           0          0         0          0         0          0            0
                                 85-96             0           0          0         0          0         0          0            0
                                 97-108            0           0          0         0          0         0          0            0
                                 109-120           0           0          0         0          0         0          0            0
                                 121-132           0           0          0         0          0         0          0            0
                                 133-144           0           0          0         0          0         0          0            0
                                 145-156           1           0          6         0          0         0          0            0
                                 157-168           0           1          0         6          0         1          0            0
                                 169-180           1           0         17         0         16         0          0            0
                                 181-192           0           1          0        17          0        16          0            0
                                             --------    --------  --------- ---------  --------- ---------  ----------     -------

  Total                                            2           2         23        23         16        17          0            0
                                             --------    --------  --------- ---------  --------- ---------  ----------     -------

                                                                                                                 SCHEDULE VI

Part 3 - Information Regarding Installment Certificates
              Classified by Age Groupings
                   (Thousands)

Year ended December 31, 2003
                                                                                                            Deductions from Reserves
                                                                                                            ------------------------

                                                   Number of                                                    Cash
                                                Accounts with           Amount of            Amount of       Surrenders
                                 Months       Certificate Holders     Maturity Value          Reserves        Prior to
Certificate Series                Paid           December 31,          December 31,         December 31,      Maturity       Other
------------------              --------    --------------------  -------------------  -------------------  ----------      -------

IC-I                             1-12              2           3         18        87          1         4          2            0
                                 13-24             0           1          0        12          0         2          1            0
                                 25-36             2           0         12         0          2         0          0            0
                                 37-48             7           2         76        12         30         4          0            0
                                 49-60             2           6         32        52         15        25         12            0
                                 61-72         1,849           1     31,177        24     13,355        16          1            0
                                 73-84         3,775       1,428     63,148    23,254     28,868    10,691      3,272            0
                                 85-96         4,103       3,134     66,807    51,397     34,904    25,582      4,680            0
                                 97-108        3,165       3,526     51,879    57,404     26,781    32,027      4,386            0
                                 109-120       2,011       2,682     30,627    42,635     16,211    23,810      2,823            0
                                 121-132          31          35        407       331        237       233      2,477            0
                                 133-144           0          23          0       299          0       160         35            0
                                             --------    --------  --------- ---------  --------- ---------  ----------     -------

  Total                                       14,947      10,841    244,183   175,507    120,404    92,554     17,689            0
                                             --------    --------  --------- ---------  --------- ---------  ----------     -------

IC-I-EMP                         1-12              1           0          6         0          3         0          0            0
                                 13-24             0           1          0         6          0         4          0            0
                                 25-36             0           0          0         0          0         0          0            0
                                 37-48             0           0          0         0          0         0          0
                                 49-60             0           0          0         0          0         0          0            0
                                 61-72            10           0        114         0         68         0          0            0
                                 73-84            27           9        484       102        250        70         10            0
                                 85-96            23          22        266       424        182       248         30            0
                                 97-108           18          22        222       260        193       195          5            0
                                 109-120           7          15         78       180         63        93         45            0
                                 121-132           1           0        120         0        337         0         31            0
                                 133-144           0           1          0       120          0       280          0            0
                                             --------    --------  --------- ---------  --------- ---------  ----------     -------

  Total                                           87          70      1,290     1,092      1,096       890        121            0
                                             --------    --------  -------------------  --------- ---------  ----------     -------

                                                                                                                 SCHEDULE VI

                      AMERICAN EXPRESS CERTIFICATE COMPANY
            Part 3 - Information Regarding Installment Certificates
                           Classified by Age Groupings
                          Year ended December 31, 2003
                                   (Thousands)
                                                                                                            Deductions from Reserves
                                                                                                            ------------------------

                                                   Number of                                                    Cash
                                                Accounts with           Amount of            Amount of       Surrenders
                                 Months       Certificate Holders     Maturity Value          Reserves        Prior to
Certificate Series                Paid           December 31,          December 31,         December 31,      Maturity       Other
------------------              --------    --------------------  -------------------  -------------------  ----------      -------

IC-I95                           1-12          2,220       2,446          0         0      2,840     3,859        149            0
                                 13-24         1,351       1,810          0         0      3,128     5,061        414            0
                                 25-36         1,221       1,187          0         0      4,065     4,322        333            0
                                 37-48         1,432       1,051          0         0      6,158     4,651        478            0
                                 49-60         1,729       1,260          0         0      8,681     6,767        536            0
                                 61-72         1,103       1,481          0         0      6,174     8,545      1,176            0
                                 73-84             0         877          0         0          0     5,358      1,285            0
                                             --------    --------  --------- ---------  --------- ---------  ----------     -------

  Total                                        9,056      10,112          0         0     31,046    38,563      4,371            0
                                             --------    --------  --------- ---------  --------- ---------  ----------     -------

IC-I95-E                         1-12             16          14          0         0         12        18          3            0
                                 13-24             8          11          0         0         14        21          5            0
                                 25-36             8           5          0         0         22        14          8            0
                                 37-48             7           7          0         0         11        24          3            0
                                 49-60             7           6          0         0         48        11          2            0
                                 61-72             5           7          0         0         27        43          0            0
                                 73-84             0           5          0         0          0        34          0            0
                                             --------    --------  --------- ---------  --------- ---------  ----------     -------

  Total                                           51          55          0         0        134       165         21            0
                                             --------    --------  --------- ---------  --------- ---------  ----------     -------

                                                                                                                 SCHEDULE VI

                      AMERICAN EXPRESS CERTIFICATE COMPANY
            Part 3 - Information Regarding Installment Certificates
                           Classified by Age Groupings
                          Year ended December 31, 2003
                                   (Thousands)
                                                                                                            Deductions from Reserves
                                                                                                            ------------------------

                                                   Number of                                                    Cash
                                                Accounts with           Amount of            Amount of       Surrenders
                                 Months       Certificate Holders     Maturity Value          Reserves        Prior to
Certificate Series                Paid           December 31,          December 31,         December 31,      Maturity       Other
------------------              --------    --------------------  -------------------  -------------------  ----------      -------

RP-Q-INST                        73-84             0           0          0         0          0         0          0            0
                                 85-96             0           0          0         0          0         0          0            0
                                 97-108            0           0          0         0          0         0          0            0
                                 109-120           0           0          0         0          0         0          0            0
                                 121-132           0           0          0         0          0         0          0            0
                                 133-144           0           0          0         0          0         0          0            0
                                 145-156           0           0          0         0          0         0          0            0
                                 157-168           0           0          0         0          0         0          0            0
                                 169-180           0           0          0         0          0         0          0            0
                                 181-192           0           0          0         0          0         0          0            0
                                 193-204           0           0          0         0          0         0          0            0
                                 205-216          24           0        349         0        214         0          0            0
                                 217-228           7          21        115       290         31       130         54            0
                                 229-240          21           7        301       115        154        30          0            0
                                 241-252           7           6        110        67        137        29         18            0
                                 253-264           0           5          0        86          0        85         50            0
                                             --------    --------  --------- ---------  --------- ---------  ----------     -------

  Total                                           59          39        875       558        536       274        122            0
                                             --------    --------  --------- ---------  --------- ---------  ----------     -------

                                                                                                                 SCHEDULE VI

                      AMERICAN EXPRESS CERTIFICATE COMPANY
            Part 3 - Information Regarding Installment Certificates
                           Classified by Age Groupings
                          Year ended December 31, 2003
                                   (Thousands)
                                                                                                            Deductions from Reserves
                                                                                                            ------------------------

                                                   Number of                                                    Cash
                                                Accounts with           Amount of            Amount of       Surrenders
                                 Months       Certificate Holders     Maturity Value          Reserves        Prior to
Certificate Series                Paid           December 31,          December 31,         December 31,      Maturity       Other
------------------              --------    --------------------  -------------------  -------------------  ----------      -------

RP-Q-FP                          61-72             0           0          0         0          0         0          0            0
                                 73-84             0           0          0         0          0         0          0            0
                                 85-96             0           0          0         0          0         0          0            0
                                 97-108            0           0          0         0          0         0          0            0
                                 109-120           0           0          0         0          0         0          0            0
                                 121-132           0           0          0         0          0         0          0            0
                                 133-144           0           0          0         0          0         0          0            0
                                 145-156           0           0          0         0          0         0          0            0
                                 157-168           0           0          0         0          0         0          0            0
                                 169-180           0           0          0         0          0         0          0            0
                                 181-192           0           0          0         0          0         0          0            0
                                 193-204           4           0         59         0         39         0          0            0
                                 205-216           1           4          6        59         10        39          0            0
                                 217-228           0           1          0         6          0        10          0            0
                                             --------    --------  --------- ---------  --------- ---------  ----------     -------

  Total                                            5           5         65        65         49        49          0            0
                                             --------    --------  --------- ---------  --------- ---------  ----------     -------

                                                                                                                 SCHEDULE VI

                      AMERICAN EXPRESS CERTIFICATE COMPANY
            Part 3 - Information Regarding Installment Certificates
                           Classified by Age Groupings
                          Year ended December 31, 2003
                                   (Thousands)
                                                                                                            Deductions from Reserves
                                                                                                            ------------------------

                                                   Number of                                                    Cash
                                                Accounts with           Amount of            Amount of       Surrenders
                                 Months       Certificate Holders     Maturity Value          Reserves        Prior to
Certificate Series                Paid           December 31,          December 31,         December 31,      Maturity       Other
------------------              --------    --------------------  -------------------  -------------------  ----------      -------

RP-Q-IN                          1-12              0           0          0         0          0         0          0            0
                                 13-24             0           0          0         0          0         0          0            0
                                 25-36             0           0          0         0          0         0          0            0
                                 37-48             0           0          0         0          0         0          0            0
                                 49-60             0           0          0         0          0         0          0            0
                                 61-72             0           0          0         0          0         0          0            0
                                 73-84             0           0          0         0          0         0          0            0
                                 85-96             0           0          0         0          0         0          0            0
                                 97-108            0           0          0         0          0         0          0            0
                                 109-120           0           0          0         0          0         0          0            0
                                 121-132           0           0          0         0          0         0          0            0
                                 133-144           0           0          0         0          0         0          0            0
                                 145-156           4           0        260         0         51         0          0            0
                                 157-168           2           4         18       260          5        43          0            0
                                 169-180           0           1          0        12          0         0          5            0
                                             --------    --------  --------- ---------  --------- ---------  ----------     -------

  Total                                            6           5        278       272         56        43          5            0
                                             --------    --------  --------- ---------  --------- ---------  ----------     -------

RP-IN-EMP                        1-12              0           0          0         0          0         0          0            0
                                 13-24             0           0          0         0          0         0          0            0
                                 25-36             0           0          0         0          0         0          0            0
                                 37-48             0           0          0         0          0         0          0            0
                                 49-60             0           0          0         0          0         0          0            0
                                 61-72             0           0          0         0          0         0          0            0
                                 73-84             0           0          0         0          0         0          0            0
                                 85-96             0           0          0         0          0         0          0            0
                                 97-108            0           0          0         0          0         0          0            0
                                 109-120           0           0          0         0          0         0          0            0
                                             --------    --------  --------- ---------  --------- ---------  ----------     -------

  Total                                            0           0          0         0          0         0          0            0
                                             --------    --------  --------- ---------  --------- ---------  ----------     -------


                                                                                                                 SCHEDULE VI

                      AMERICAN EXPRESS CERTIFICATE COMPANY
            Part 3 - Information Regarding Installment Certificates
                           Classified by Age Groupings
                          Year ended December 31, 2003
                                   (Thousands)
                                                                                                            Deductions from Reserves
                                                                                                            ------------------------

                                                   Number of                                                    Cash
                                                Accounts with           Amount of            Amount of       Surrenders
                                 Months       Certificate Holders     Maturity Value          Reserves        Prior to
Certificate Series                Paid           December 31,          December 31,         December 31,      Maturity       Other
------------------              --------    --------------------  -------------------  -------------------  ----------      -------

RP-I                             1-12              0           0          0         0          0         0          0            0
                                 13-24             0           0          0         0          0         0          0            0
                                 25-36             0           0          0         0          0         0          0            0
                                 37-48             0           0          0         0          0         0          0            0
                                 49-60             0           0          0         0          0         0          0            0
                                 61-72            15           0        215         0        139         0          0            0
                                 73-84            15           6        235        48        173        24        117            0
                                 85-96            11           9        538       105        219        72         63            0
                                 97-108           14           8        376       281        186       203         31            0
                                 109-120          14           9        341       177        215        97         74            0
                                 121-132           0           0          0         0          0         0         87            0
                                             --------    --------  --------- ---------  --------- ---------  ----------     -------

  Total                                           69          32      1,705       611        932       396        372            0
                                             --------    --------  --------- ---------  --------- ---------  ----------     -------

RP-I-EMP - Use C2790-26          1-12              0           0          0         0          0         0          0            0
                                 13-24             0           0          0         0          0         0          0            0
                                 25-36             0           0          0         0          0         0          0            0
                                 37-48             0           0          0         0          0         0          0            0
                                 49-60             0           0          0         0          0         0          0            0
                                 61-72             0           0          0         0          0         0          0            0
                                             --------    --------  --------- ---------  --------- ---------  ----------     -------

  Total                                            0           0          0         0          0         0          0            0
                                             --------    --------  --------- ---------  --------- ---------  ----------     -------

Inst-R (RP-I95)                  1-12            104         109      4,883    20,700        109       287          1            0
Note:  Use C2790-26              13-24            21          86      3,725     2,260         75       206         25            0
                                 25-36             9          16      2,106     3,652         44        91          6            0
                                 37-48            15           9      1,261     2,105         85        47          0            0
                                 49-60            13          13        182     1,237         63        90         16            0
                                 61-72             3          10        669       142         10        51         21            0
                                 73-84             0           3          0       669          0        10          0            0
                                             --------    --------  --------- ---------  --------- ---------  ----------     -------

  Total                                          165         246     12,826    30,765        386       782         69            0
                                             --------    --------  --------- ---------  --------- ---------  ----------     -------

                                                                                                                 SCHEDULE VI

                      AMERICAN EXPRESS CERTIFICATE COMPANY
            Part 3 - Information Regarding Installment Certificates
                           Classified by Age Groupings
                          Year ended December 31, 2003
                                   (Thousands)
                                                                                                            Deductions from Reserves
                                                                                                            ------------------------

                                                   Number of                                                    Cash
                                                Accounts with           Amount of            Amount of       Surrenders
                                 Months       Certificate Holders     Maturity Value          Reserves        Prior to
Certificate Series                Paid           December 31,          December 31,         December 31,      Maturity       Other
------------------              --------    --------------------  -------------------  -------------------  ----------      -------

Inst-R-E - Use C2790-26          1-12              2           1      1,590         8         11         0          0            0
                                 13-24             0           1          0       240          0         2          0            0
                                 25-36             0           0          0         0          0         0          0            0
                                 37-48             1           0          6         0          4         0          0            0
                                 49-60             1           1          6         6          3         5          0            0
                                 61-72             0           1          0         6          0         3          0            0
                                             --------    --------  --------- ---------  --------- ---------  ----------     -------

  Total                                            4           4      1,602       260         18        10          0            0
                                             --------    --------  --------- ---------  --------- ---------  ----------     -------

TOTAL - ALL SERIES                            25,449      22,195    282,464   225,202    168,823   145,962     23,629        1,455
                                             ========    ========  ========= =========  ========= =========  ==========     =======

(a) Includes accounts on which all payments necessary to mature have been made, but additional time must elapse before the certificate maturity year is completed. Also includes accounts for which maturity election has been made, but no further payments have been received.

                                                             SCHEDULE VI

AMERICAN EXPRESS CERTIFICATE COMPANY
Part 4 - Amounts Periodically Credited to Certificate Holders' Accounts to Accumulate the Maturity Amount of Installment Certificates.
Year ended December 31, 2003
(Thousands)



Information as to (1) amounts periodically credited to each class of security holders' accounts from installment payments and (2) such other amounts periodically credited to accumulate the maturity amount of the certificate (on a $1,000 face-amount certificate basis for the term of the certificate), is filed in Part 4 of Schedule IX as part of Post-effective Amendment No. 9 to Registration Statement No. 2-17681, Post effective Amendment No. 1 to Registration Statement No. 2-23772 and Post-effective Amendment No. 1 to Registration Statement No. 2-258081and is incorporated herein by reference.

AMERICAN EXPRESS CERTIFICATE COMPANY                                                                       SCHEDULE VII
Valuation and Qualifying Accounts
Years ended December 31, 2003, 2002, and 2001
(Thousands)


     Year ended December 31, 2003
----------------------------------------------------------------------------------------------------------------------------
                                                           Additions
                                                  -----------------------------
        Reserves                 Balance            Charged                                                       Balance
      deducted from                 at             to costs                               Deductions                at
        assets to               beginning             and                                    from                   end
    which they apply            of period          expenses           Other          reserves/writedowns         of period
--------------------------     -------------      ------------     ------------      ---------------------      ------------

Allowance for losses:
  Conventional first
    mortgage loans
    and other loans               4,223             5,313                0                    0                   9,536



     Year ended December 31, 2002
----------------------------------------------------------------------------------------------------------------------------
                                                           Additions
                                                  -----------------------------
        Reserves                 Balance            Charged                                                       Balance
      deducted from                 at             to costs                               Deductions                at
        assets to               beginning             and                                    from                   end
    which they apply            of period          expenses           Other          reserves/writedowns         of period
--------------------------     -------------      ------------     ------------      ---------------------      ------------

Allowance for losses:
  Conventional first
    mortgage loans
    and other loans               1,935             2,288                0                    0                   4,223



     Year ended December 31, 2001
----------------------------------------------------------------------------------------------------------------------------
                                                           Additions
                                                  -----------------------------
        Reserves                 Balance            Charged                                                       Balance
      deducted from                 at             to costs                               Deductions                at
        assets to               beginning             and                                    from                   end
    which they apply            of period          expenses           Other          reserves/writedowns         of period
--------------------------     -------------      ------------     ------------      ---------------------      ------------

Allowance for losses:
  Conventional first
    mortgage loans                  744             1,191                0                    0                   1,935

                                  EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report:

Exhibit                                     Description

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

  10(q)        (1)  Code of Ethics under rule 17j-1 for Registrant,  filed electronically as Exhibit10(p)(1) to Pre-Effective Amendment
                    No.  1  to   Registration   Statement  No.   333-34982,   is
                    incorporated herein by reference.

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

  11-23.       None or not applicable.

  24(a). Officers' Power of Attorney, dated March 3, 2004, filed electronically herewith as Exhibit 24(a).

  24(b). Directors' Power of Attorney, dated March 3, 2004, filed electronically herewith as Exhibit 24(b).

  25-99.       None or not applicable.

  31.1 Certification of Paula R. Meyer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

  31.2 Certification of Brian J. McGrane pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

  32.1 Certification of Paula R. Meyer and Brian J. McGrane pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.