Form 10-K/A
period 2003-12-31
AMERICAN EXPRESS CERTIFICATE CO
filed 2004-04-14
CIK 52428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1


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

                                                   Name of each exchange
Title of each class                                on which registered
-----------------------                            ----------------------------
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes _____ No __X__

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

                                EXPLANATORY NOTE

American Express Certificate Company ("AECC") is hereby amending this Annual Report on Form 10-K for the fiscal year ended December 31, 2003 to reflect the addition of information required by Part III, Item 14. of the report, which was inadvertently omitted from the original report due to an error on the part of the service provider assisting AECC with the filing of the report. Except for the foregoing item, no other information included in the original Annual Report on Form 10-K is amended by this amendment.

                                    PART III

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board of Directors of American Express Company has appointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of AECC for the year ended December 31, 2003.

Audit fees
The aggregate fees billed or to be billed by Ernst & Young for each of the last two years for professional services rendered for the audit of AECC's annual financial statements and services that were provided in connection with statutory and regulatory filings or engagements and other attest services were $160,000 for 2003 and $140,000 for 2002.

Audit-related fees
AECC was not billed by Ernst & Young for any fees for audit-related services for 2003 or 2002.

Tax fees
AECC was not billed by Ernst & Young for any tax fees for 2003 or 2002.

All other fees
AECC was not billed by Ernst & Young for any other fees for 2003 or 2002.

Policy on pre-approval of services provided by independent auditor
Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of Ernst & Young are subject to the specific pre-approval of the Audit Committee of American Express Company. All audit and permitted non-audit services to be performed by Ernst & Young for AECC require pre-approval by the Audit Committee of American Express Company in accordance with pre-approval procedures established by the Audit Committee of American Express Company. The procedures require all proposed engagements of Ernst & Young for services to AECC of any kind to be directed to the General Auditor of American Express Company and then submitted for approval to the Audit Committee of American Express Company prior to the beginning of any services.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT                                  American Express Certificate Company

BY                                          /s/ Paula R. Meyer
                                            -------------------
NAME AND TITLE                                  Paula R. Meyer, President
DATE                                            April 13, 2004

                                  EXHIBIT INDEX

The following exhibits are filed as part of this Amendment No. 1 to Form 10-K:

Exhibit                                     Description


*31.1 Certification of Paula R. Meyer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2 Certification of Brian J. McGrane pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1 Certification of Paula R. Meyer and Brian J. McGrane pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed electronically herewith.