Form 10-Q
period 2004-03-31
AMERICAN EXPRESS CERTIFICATE CO
filed 2004-05-11
CIK 52428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


          |X| QUARTERLY REPORT PURSUANT TO SECTION 30 OF THE INVESTMENT COMPANY ACT OF 1940 AND SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  For the Quarterly Period Ended March 31, 2004

                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________to ________

                           Commission File No. 2-23772

                      American Express Certificate Company
             (Exact name of registrant as specified in its charter)

             Delaware                                           41-6009975
(State or other jurisdiction of incorporation              (I.R.S. Employer or
           organization)                                    Identification No.)

        52 AXP Financial Center
         Minneapolis, Minnesota                                  55474
(Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (612) 671-3131
                                                          ------------------

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                           Outstanding at May 10, 2004
------------------------------------------        -----------------------------
 Common Shares (par value $10 per share)                 150,000 shares

American  Express  Certificate  Company (AECC) is a  wholly-owned  subsidiary of
American Express Financial Corporation (AEFC), which is a wholly-owned subsidiary of American Express Company, and AECC meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                      AMERICAN EXPRESS CERTIFICATE COMPANY

                                    FORM 10-Q

                                      INDEX

                                                                        Page No.
Part I.  Financial Information:

         Item 1.  Financial Statements

                   Balance Sheets - March 31, 2004 and December
                   31, 2003                                               1

                   Statements of Income - Three months ended
                   March 31, 2004 and 2003                                2

                   Statements of Cash Flows - Three months ended
                   March 31, 2004 and 2003                                3

                   Statements of Comprehensive Income - Three
                   months ended March 31, 2004 and 2003                   4

                   Notes to Financial Statements                        5-6

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations        7-9

         Item 4.   Controls and Procedures                               10

Part II. Other Information                                               11

         Item 1.  Legal Proceedings                                      11

         Item 6.  Exhibits and Reports on Form 8-K                       11

         Signatures                                                      12

         Exhibit Index                                                  E-1

    PART I. FINANCIAL INFORMATION
    ITEM I. FINANCIAL STATEMENTS

                      AMERICAN EXPRESS CERTIFICATE COMPANY
                                 BALANCE SHEETS
                                   (thousands)

                                                                                       March 31, 2004        December 31, 2003
                                                                                    ---------------------   -------------------
                                                                                        (Unaudited)
    Assets

    Qualified Assets
        Cash and cash equivalents                                                     $    48,743             $    25,099
        Investments in unaffiliated issuers                                             5,183,626               4,994,641
        Equity index options                                                              127,269                 153,162
        Receivables                                                                        49,078                  43,953
                                                                                    ---------------------   -------------------
    Total qualified assets                                                              5,408,716               5,216,855
                                                                                    ---------------------   -------------------

    Other Assets
          Due from AEFC for federal income taxes                                           38,645                  22,963
          Deferred distribution fees and other                                              6,279                   6,453
          Deferred taxes, net                                                                   -                   9,321

                                                                                    ---------------------   -------------------
    Total other assets                                                                     44,924                  38,737
                                                                                    ---------------------   -------------------

                                                                                    ---------------------   -------------------
    Total assets                                                                      $ 5,453,640             $ 5,255,592
                                                                                    ---------------------   -------------------

    Liabilities and Shareholder's Equity

    Liabilities
        Certificate reserves                                                          $ 4,955,342             $ 4,787,817
        Accounts payable and accrued liabilities                                          134,362                 144,562
        Deferred taxes, net                                                                 8,966                       -
                                                                                    ---------------------   -------------------
    Total liabilities                                                                   5,098,670               4,932,379
                                                                                    ---------------------   -------------------

    Shareholder's equity
        Common stock                                                                        1,500                   1,500
        Additional paid-in-capital                                                        313,844                 323,844
        Accumulated deficit                                                               (34,397)                (46,357)
        Accumulated other comprehensive income - net of tax                                74,023                  44,226
                                                                                    ---------------------   -------------------
    Total shareholder's equity                                                            354,970                 323,213
                                                                                    ---------------------   -------------------
    Total liabilities and shareholder's equity                                        $ 5,453,640             $ 5,255,592
                                                                                    ---------------------   -------------------

See Notes to Financial Statements.

                      AMERICAN EXPRESS CERTIFICATE COMPANY
                              STATEMENTS OF INCOME
                                   (thousands)
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                               ----------------------------------------
                                                                                      2004                 2003
                                                                                -----------------    ------------------
      Investment income                                                            $  59,041           $   59,303
      Investment expenses                                                            (11,627)             (10,540)
                                                                                -----------------    ------------------
      Net investment income before provision for
        certificate reserves and income tax provision                                 47,414               48,763

      Net provision for certificate reserves                                         (28,935)             (25,328)
                                                                                -----------------    ------------------
      Net investment income before income tax provision                               18,479               23,435
      Income tax provision                                                            (6,360)              (7,808)
                                                                                -----------------    ------------------
      Net investment income                                                           12,119               15,627
                                                                                -----------------    ------------------

      Net realized (loss) gain on investments                                           (244)               1,546
      Income tax benefit (provision)                                                      85                 (541)
                                                                                -----------------    ------------------
      Net realized (loss) gain on investments                                           (159)               1,005

                                                                                -----------------    ------------------
      Net income                                                                   $  11,960           $   16,632
                                                                                -----------------    ------------------

See Notes to Financial Statements.

                      AMERICAN EXPRESS CERTIFICATE COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (thousands)
                                   (Unaudited)
                                                                                              Three Months Ended
                                                                                                  March 31,
                                                                                   -----------------------------------------
                                                                                         2004                   2003
                                                                                   ------------------    -------------------
      Cash Flows from Operating Activities
      Net income                                                                      $  11,960           $    16,632
      Adjustments to reconcile net income
          to net cash (used in) provided by operating activities:
             Interest added to certificate loans                                           (132)                 (161)
             Amortization of premiums/discounts - net                                     4,938                 1,164
             Provision (benefit) for deferred taxes                                       2,242                (2,828)
             Net deferred distribution fees                                                 174                   378
             Net realized (gain) loss on equity index options                            (2,617)                4,087
             Net realized loss (gain) on investments                                        244                (1,546)
             (Increase) decrease in dividends and interest receivable                    (2,917)                  770
             Change in other assets and liabilities, net                                (16,978)              (15,239)
                                                                                   ------------------    -------------------
      Net cash (used in) provided by operating activities                                (3,086)                3,257
                                                                                   ------------------    -------------------

      Cash Flows from Investing Activities
      Available-for-Sale investments:
               Sales                                                                     25,544               953,678
               Maturities and redemptions                                               170,714               375,915
               Purchases                                                               (350,172)           (1,321,586)
      Other investments:
               Sales                                                                     70,362                14,101
               Maturities and redemptions                                                32,904                20,202
               Purchases                                                                (98,142)              (56,938)
      Certificate loans:
               Payments                                                                     536                   756
               Fundings                                                                    (406)                 (422)
      Changes in amounts due to and from brokers, net                                    16,813               263,081
                                                                                   ------------------    -------------------
      Net cash (used in) provided by investing activities                              (131,847)              248,787
                                                                                   ------------------    -------------------

      Cash Flows from Financing Activities
               Payments from certificate owners                                         649,787               483,045
               Net provision for certificate reserves                                    28,935                25,328
               Certificate maturities and cash surrenders                              (510,145)             (508,569)
               Return of capital payment to AEFC                                        (10,000)                    -
                                                                                   ------------------    -------------------
      Net cash provided by (used in) financing activities                               158,577                  (196)
                                                                                   ------------------    -------------------

      Net increase in cash and cash equivalents                                          23,644               251,848

      Cash and cash equivalents beginning of period                                      25,099               240,323
                                                                                   ------------------    -------------------

      Cash and cash equivalents end of period                                         $  48,743           $   492,171
                                                                                   ------------------    -------------------

See Notes to Financial Statements.

                      AMERICAN EXPRESS CERTIFICATE COMPANY
                       STATEMENTS OF COMPREHENSIVE INCOME
                                   (thousands)
                                   (Unaudited)
                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                      --------------------------------------
                                                                                            2004                 2003
                                                                                      ------------------   -----------------
      Net income                                                                       $    11,960           $   16,632

      Other comprehensive income
      Unrealized gains (losses) on Available-for-Sale securities:
           Unrealized holding gains (losses) arising during period                          44,647              (18,072)
            Income tax (provision) benefit                                                 (15,626)               6,325
                                                                                      ------------------   -----------------
            Net unrealized holding gains (losses) arising during period                     29,021              (11,747)
                                                                                      ------------------   -----------------

           Reclassification adjustment for gains included in net income                       (202)              (2,537)
           Income tax provision                                                                 71                  888
                                                                                      ------------------   -----------------
           Net reclassification adjustment for gains included in net income                   (131)              (1,649)
                                                                                      ------------------   -----------------

      Net unrealized gains (losses) on Available-for-Sale securities                        28,890              (13,396)
                                                                                      ------------------   -----------------

      Unrealized losses on interest rate swaps:
           Unrealized losses arising during the period                                        (245)              (2,089)
           Income tax benefit                                                                   86                  732
                                                                                      ------------------   -----------------
           Net unrealized holding losses arising during period                                (159)              (1,357)
                                                                                      ------------------   -----------------

           Reclassification adjustment for losses included in net income                     1,640                1,019
           Income tax benefit                                                                 (574)                (357)
                                                                                      ------------------   -----------------
           Net reclassification adjustment for losses included in net income                 1,066                  662
                                                                                      ------------------   -----------------

      Net unrealized gains (losses) on interest rate swaps                                     907                 (695)
                                                                                      ------------------   -----------------

      Net other comprehensive income (loss)                                                 29,797              (14,091)
                                                                                      ------------------   -----------------

      Total comprehensive income                                                       $    41,757           $    2,541
                                                                                      ------------------   -----------------

See Notes to Financial Statements.

                      AMERICAN EXPRESS CERTIFICATE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying Financial Statements should be read in conjunction with the financial statements in the Annual Report on Form 10-K of American Express Certificate Company (AECC) for the year ended December 31, 2003. Certain reclassifications of prior period amounts have been made to conform to the current presentation.

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

     Recently Issued Accounting Standards

     In November 2003, the FASB ratified a consensus on the disclosure provisions of Emerging Issues Task Force (EITF) Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." AECC complied with the disclosure provisions of this rule in
     Note 3 to the Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2003. In March 2004, the FASB reached a consensus regarding the application of a three-step impairment model to determine whether cost method investments are other-than-temporarily impaired. AECC is currently evaluating the impact of adopting the provisions of this rule which are required to be applied prospectively to all current and future investments for reporting periods beginning after June 15, 2004.

2.   Investments in Unaffiliated Issuers

     Investments in unaffiliated issuers at March 31, 2004 and December 31, 2003 were:

                                                                                        March 31,               December 31,
                                                                                          2004                      2003
                                                                                  ----------------------    ----------------------
     (Thousands)                                                                       (Unaudited)
     Available-for-Sale securities, at fair value
          (cost: 2004, $4,584,762; 2003, $4,435,647)                                 $    4,703,286            $    4,509,726
     First mortgage loans on real estate and other loans, at cost
          (fair value: 2004, $494,655; 2003, $493,798)                                      465,783                   469,309
     Certificate loans - secured by certificate reserves, at cost,
          which approximates fair value                                                      14,557                    15,606
                                                                                  ----------------------    ----------------------
       Total                                                                         $    5,183,626            $    4,994,641
                                                                                  ======================    ======================

                      AMERICAN EXPRESS CERTIFICATE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

     Gross realized gains and losses on sales and losses recognized for other-than-temporary investments of securities classified as Available-for-Sale, using the specific identification method, were as follows for the three months ended March 31, 2004 and 2003:

                                                                                        March 31,                 March 31,
                                                                                          2004                      2003
                                                                                  ----------------------    ----------------------
     (Millions)
     Gross realized gains on sales                                                     $    1.1                 $    36.4
     Gross realized losses on sales                                                    $   (0.7)                $    (1.0)
     Realized (losses) recognized for other-than-temporary
          impairments                                                                  $   (0.2)                $   (32.9)

3.   Comprehensive Income

     Comprehensive income is defined as the aggregate change in shareholder's equity, excluding changes in ownership interests. It is the sum of net income and changes in unrealized gains or losses on Available-for-Sale securities and unrealized gains or losses on derivatives. The components of comprehensive income, net of related tax, for the three months ended March 31, 2004 and 2003 are reflected in the accompanying Statements of Comprehensive Income.

4.   Taxes and Certificate Maturities and Surrenders through Loan Reductions

     Net income taxes paid during the three months ended March 31, 2004 and 2003 were $19.5 million and $18.4 million, respectively. Certificate maturities and surrenders through loan reductions during the three months ended March 31, 2004 and 2003 were $1.1 million and $0.6 million, respectively.

5.   Commitments and Contingencies

     At March 31, 2004 and 2003, commitments for fundings of first mortgage loans on real estate, at market interest rates, were $4.7 million and $3.5 million, respectively. AECC holds the mortgage document, which gives it the right to take possession of the property if the borrower fails to perform according to the terms of the agreements. AECC employs policies and procedures to ensure the creditworthiness of the borrowers and that funds will be available on the funding date. AECC's first mortgage loans on real estate fundings are restricted to 80 percent or less of the market value of the real estate at the time of the loan funding.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

American  Express  Certificate  Company (AECC) is a  wholly-owned  subsidiary of
American Express Financial Corporation (AEFC), which is a wholly-owned subsidiary of American Express Company. AECC is registered as an investment company under the Investment Company Act of 1940 ("the 1940 Act") and is in the business of issuing face-amount investment certificates. Face-amount certificates issued by AECC entitle the certificate owner to receive at maturity a stated amount of money and interest or credits declared from time to time by AECC, at its discretion. The certificates issued by AECC are not insured by any government agency. AECC's certificates are sold primarily by American Express Financial Advisors Inc. (AEFAI), and American Express Bank Ltd. (AEBL), both affiliates of AECC. AEFAI is registered as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico. AEFC acts as investment advisor for AECC.

AECC  follows  accounting  principles  generally  accepted in the United  States
(GAAP).

Certain of the statements below are forward looking statements within the meaning of the Private Securities Litigation Reform Act. See the Forward-Looking Statements section on page 10.

Results of Operations for the Three Months Ended March 31, 2004 and 2003

AECC's net income decreased $4.7 million or 28 percent reflecting lower net investment income, which was primarily due to higher net provision for certificate reserves, and a net realized loss on investments as compared to a net realized gain on investments for the same period a year ago.

Net provision for certificate reserves increased $3.6 million or 14 percent reflecting the effect on stock market certificates of appreciation in the S&P 500 this period versus depreciation during the same period last year, partially offset by lower interest crediting rates on the interest rate sensitive portion of AECC's certificate reserves.

For the first quarter of 2004, $1.1 million of gross realized gains from sales of securities classified as Available-for-Sale were offset by $0.9 million of impairments and losses. Included in these total investment losses are $0.7 million of gross realized losses from sales of securities, as well as $0.2 million of other-than-temporary investment impairment losses, classified as Available-for-Sale. For the first quarter of 2003, $36.4 million of gross realized gains from sales of securities classified as Available-for-Sale were mostly offset by $1 million of gross realized losses from sales of securities, as well as $32.9 million of other-than-temporary investment impairment losses, classified as Available-for-Sale.

Impact of Recent Market Volatility on Results of Operations

AECC is exposed to risk associated with fluctuating interest payments for certain certificate products tied to the London Interbank Offering Rate (LIBOR) as such certificate product interest crediting rates reset at shorter intervals than the changes in the investment portfolio yield related to new investments and reinvestments. Therefore, AECC's spreads may be negatively impacted by increases in the general level of interest rates. AECC may hedge the risk of rising interest rates by entering into pay-fixed, receive-variable (LIBOR-based) interest rate swaps that convert fluctuating interest crediting rate payments to fixed payments, effectively protecting AECC from unfavorable interest rate movements.

The interest rate swaps are designated and accounted for as cash flow hedges in accordance with Statement of Financial Accounting Standards No. 133. At March 31, 2004, AECC had $300 million notional of interest rate swaps expiring at various dates from January 2005 through February 2005. At December 31, 2003, AECC had $900 million notional of interest rate swaps outstanding, $600 million of which expired during the first quarter of 2004.

AECC is also exposed to risk associated with fluctuations in the S&P 500 stock market index for three series of certificate products. Such amounts credited to the certificate owners' accounts are tied to the relative change in the S&P 500 stock market index between the beginning and end of the certificates' terms. AECC purchases and writes equity index options in order to meet such obligations. The recent and relative appreciation in the S&P 500 index caused a relatively substantial increase in AECC's provision for certificate reserves, which was effectively offset by an increase in net pretax gains on equity index options, which are reflected in investment income.

The ratio of shareholder's  equity,  excluding  accumulated other  comprehensive
(loss) income net of tax, to total assets less certificate loans and net unrealized holding gains and losses on Available-for-Sale securities (the Capital-to-Assets-Ratio) was 5.3 percent and 5.4 percent at March 31, 2004 and December 31, 2003, respectively. In accordance with an informal agreement established with the Commissioner of Commerce for the State of Minnesota, AECC has agreed to maintain, at all times, a minimum Capital-to-Assets Ratio of 5 percent.

Liquidity and Capital Resources

AECC's principal sources of cash are receipts from sales of face amount certificates and net cash flows from investments. AECC's principal uses of cash are payments to certificate owners for matured and surrendered certificates, purchases of investments and return of capital or dividend payments to AEFC.

Cash received from sales of certificates totaled $649.8 million during the first quarter of 2004 compared to $483 million during the same period a year ago. Certificate maturities and cash surrenders totaled $510.1 million during the first quarter of 2004, compared to $508.6 million during the same period a year ago.

AECC, as an issuer of face-amount certificate products, is impacted whenever there is a change in interest rates as certificate product interest crediting rates reset at shorter intervals than changes in yields on AECC's investments. In view of continued uncertainty in investment markets and due to the short-term repricing nature of certificate products, AECC continues to invest in securities that provide for more immediate, periodic interest and principal payments, resulting in improved liquidity. To accomplish this, AECC continues to invest much of its cash flow in intermediate-term bonds and mortgage-backed securities. In addition, AECC enters into interest rate swap contracts that effectively lengthen the rate reset interval on certificate products. Also, on three series of AECC's certificates, interest is credited to certificate owners' accounts based upon the relative change in a major stock market index between the beginning and end of the certificates' terms. To meet the obligations related to the provisions of these certain certificates, AECC purchases and writes index options on a major stock market index and, from time to time, enters into futures contracts.

AECC's investment program is designed to maintain an investment portfolio that will produce an above average after-tax yield within acceptable risk and liquidity parameters. AECC's investment program also considers investment securities as investments acquired to meet anticipated certificate owner obligations.

Debt   securities   and   marketable   equity   securities   are  classified  as
Available-for-Sale and are carried at fair value. Such Available-for-Sale classification does not mean AECC expects to sell these securities, but rather these securities are available to meet possible liquidity needs should there be significant changes in market interest rates or certificate owner redemptions.

Cash (used in) provided by investing activities was ($131.8 million) and $248.8 million during the first quarters of 2004 and 2003, respectively. This change reflects lower sales, maturities and purchases of Available-for-Sale investments, higher sales, maturities and purchases of other investments, and a relatively lower favorable impact from changes in amounts due to and from brokers.

Cash provided by (used in) financing activities was $158.6 million and ($0.2 million) during the first quarters of 2004 and 2003, respectively. This change reflects an increase in net certificate product inflows of $168.8 million, partially offset by a first quarter 2004 $10 million return of capital payment to AEFC.

Investments include $204.6 million, $190.4 million and $120.1 million of below investment grade securities (excluding net unrealized appreciation and depreciation) at March 31, 2004, December 31, 2003 and March 31, 2003, respectively. These investments represent 4.1 percent, 3.9 percent and 2.6 percent of AECC's investment portfolio at March 31, 2004, December 31, 2003 and March 31, 2003, respectively. These investments may be subject to a higher degree of risk than the investment grade issues because of the borrower's generally greater sensitivity to adverse economic conditions, such as recession or increasing interest rates, and in certain instances, the lack of an active secondary market. Expected returns on below investment grade securities reflect consideration of such factors. AECC has identified certain investments for which a decline in fair value has been determined to be other than temporary, and has written such securities down to fair value with a charge to net income.

OTHER REPORTING MATTERS
Accounting Developments

See "Recently Issued Accounting Standards" section of Note 1 to the Financial Statements.

ITEM 4.  CONTROLS AND PROCEDURES

AECC's management, with the participation of the AECC's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of AECC's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, AECC's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, AECC's disclosure controls and procedures are effective. There have not been any changes in AECC's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during AECC's first fiscal quarter that have materially affected, or are reasonably likely to materially affect, AECC's internal control over financial reporting.

Forward-Looking Statements

This report includes forward-looking statements, which are subject to risks and uncertainties. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "should," "could," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. AECC undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: AECC's ability to successfully implement a business model that allows for significant net income growth based on revenue growth that is lower than historical levels, including the ability to improve its operating expense to revenue ratio both in the short-term and over time, which will depend in part on the effectiveness of reengineering and other cost control initiatives, as well as factors impacting AECC's revenues; AECC's ability to grow its business, over time, which will depend on AECC's ability to manage its capital needs and the effect of business mix; the ability to increase investment spending, which will depend in part on the equity markets and other factors affecting revenues, and the ability to capitalize on such investments to improve business metrics; the accuracy of certain critical accounting estimates, including the fair value of the assets in AECC's investment portfolio (including those investments that are not readily marketable), fluctuation in the equity and fixed income markets, which can affect the amount and types of certificate products sold by AECC, potential deterioration in AECC's high-yield and other investments, which could result in further losses in AECC's investment portfolio; the ability of AECC to sell certain high-yield investments at expected values and within anticipated timeframes and to maintain its high-yield portfolio at certain levels in the future; and spreads in the certificate businesses; credit trends and the rate of bankruptcies, which can affect returns on AECC's investment portfolios; fluctuations in foreign currency exchange rates, which could affect commercial activities, among other businesses, or restrictions on convertibility of certain currencies; changes in laws or government regulations, including tax laws affecting AECC's businesses or that may affect the sales of the products and services that it offers, and regulatory activity in the areas of customer privacy, consumer protection, business continuity and data protection; the adoption of recently issued accounting rules related to the consolidation of variable interest entities, including those involving collateralized debt obligations and secured loan trusts, that AECC invests in, which could affect both AECC's balance sheet and results of operations; and outcomes and costs associated with litigation and compliance and regulatory matters. A further description of these and other risks and uncertainties can be found in AECC's Annual Report on Form 10-K for the year ended December 31, 2003 and its other reports filed with the SEC.

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

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

              See Exhibit Index on page E-1 hereof.

          (b) Reports on Form 8-K

              There were no reports on Form 8-K filed by AECC during the quarterly period ended March 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AMERICAN EXPRESS CERTIFICATE COMPANY
                                                  (Registrant)




         Date:  May 10, 2004          By  /s/ Paula R. Meyer
                                          -----------------------------------
                                              Paula R. Meyer
                                              Chief Executive Officer



         Date:  May 10, 2004          By  /s/ Brian J. McGrane
                                          -----------------------------------
                                              Brian J. McGrane
                                              Vice President and Chief Financial
                                                Officer

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