Form 10-Q
period 2004-06-30
AMERICAN EXPRESS CERTIFICATE CO
filed 2004-08-11
CIK 52428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


          |X| QUARTERLY REPORT PURSUANT TO SECTION 30 OF THE INVESTMENT COMPANY ACT OF 1940 AND SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  For the Quarterly Period Ended June 30, 2004

                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________to ________

                           Commission File No. 2-23772

                      American Express Certificate Company
             (Exact name of registrant as specified in its charter)

                  Delaware                                        41-6009975
(State or other jurisdiction of incorporation                 (I.R.S. Employer
              or organization)                               Identification No.)

          52 AXP Financial Center
           Minneapolis, Minnesota                                55474
  (Address of principal executive offices)                     (Zip Code)

    Registrant's telephone number, including area code:      (612) 671-3131
                                                       -------------------------

                                      None
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                           Outstanding at July 31, 2004
----------------------------------------       -------------------------------
Common Shares (par value $10 per share)                 150,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                      AMERICAN EXPRESS CERTIFICATE COMPANY

                                    FORM 10-Q

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I.   Financial Information:

          Item 1.   Financial Statements

                    Balance Sheets - June 30, 2004 and December 31, 2003      1

                    Statements of Income - Three months ended June
                    30, 2004 and 2003                                         2

                    Statements of Income - Six months ended June 30,
                    2004 and 2003                                             3

                    Statements of Cash Flows - Six months ended June
                    30, 2004 and 2003                                         4

                    Statements of Comprehensive (Loss) Income -
                    Three months ended June 30, 2004 and 2003                 5

                    Statements of Comprehensive (Loss) Income -
                    Six months ended June 30, 2004 and 2003                   6

                    Notes to Financial Statements                           7-8

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          9-12

          Item 4.   Controls and Procedures                               12-13

Part II.  Other Information

          Item 1.   Legal Proceedings                                        13

          Item 6.   Exhibits and Reports on Form 8-K                         13

          Signatures                                                         14

          Exhibit Index                                                     E-1

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                                  AMERICAN EXPRESS CERTIFICATE COMPANY
                                             BALANCE SHEETS
                                               (thousands)


                                                                                    June 30, 2004        December 31, 2003
                                                                                ---------------------   -------------------
                                                                                    (Unaudited)
Assets
Qualified Assets
    Cash and cash equivalents                                                       $   101,683             $    25,099
    Investments in unaffiliated issuers                                               5,102,301               4,994,641
    Equity index options, purchased                                                     112,044                 153,162
    Receivables                                                                          43,391                  43,953
                                                                                ---------------------   -------------------
Total qualified assets                                                                5,359,419               5,216,855
                                                                                ---------------------   -------------------
Other Assets
    Due from AEFC for federal income taxes                                                1,852                  22,963
    Deferred taxes, net                                                                  36,528                   9,321
    Deferred distribution fees and other                                                  5,928                   6,453
                                                                                ---------------------   -------------------
Total other assets                                                                       44,308                  38,737
                                                                                ---------------------   -------------------

Total assets                                                                        $ 5,403,727             $ 5,255,592
                                                                                =====================   ===================

Liabilities and Shareholder's Equity
Liabilities
    Certificate reserves                                                            $ 5,009,878             $ 4,787,817
    Equity index options, written                                                        66,891                 110,642
    Accounts payable and accrued liabilities                                             55,770                  33,920
                                                                                ---------------------   -------------------
Total liabilities                                                                     5,132,539               4,932,379
                                                                                ---------------------   -------------------

Shareholder's equity
    Common stock                                                                          1,500                   1,500
    Additional paid-in-capital                                                          303,844                 323,844
    Accumulated deficit                                                                 (21,347)                (46,357)
    Accumulated other comprehensive (loss) income, net of tax                           (12,809)                 44,226
                                                                                ---------------------   -------------------
Total shareholder's equity                                                              271,188                 323,213
                                                                                ---------------------   -------------------

Total liabilities and shareholder's equity                                          $ 5,403,727             $ 5,255,592
                                                                                =====================   ===================

                                                  See Notes to Financial Statements.

                      AMERICAN EXPRESS CERTIFICATE COMPANY
                              STATEMENTS OF INCOME
                                   (thousands)
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                        June 30,
                                                                         ----------------------------------------
                                                                                2004                 2003
                                                                          -----------------    ------------------
Investment income                                                            $  63,302           $   71,878
Investment expenses                                                            (12,275)             (10,911)
                                                                          -----------------    ------------------
Net investment income before provision for
  certificate reserves and income tax provision                                 51,027               60,967

Net provision for certificate reserves                                         (32,302)             (43,016)
                                                                          -----------------    ------------------
Net investment income before income tax provision                               18,725               17,951
Income tax provision                                                            (6,480)              (5,953)
                                                                          -----------------    ------------------
Net investment income                                                           12,245               11,998
                                                                          -----------------    ------------------

Net realized gain on investments before income tax
  provision                                                                      1,238                2,379
Income tax provision                                                              (433)                (833)
                                                                          -----------------    ------------------
Net realized gain on investments                                                   805                1,546

                                                                          -----------------    ------------------
Net income                                                                   $  13,050           $   13,544
                                                                          =================    ==================

                                            See Notes to Financial Statements.

                      AMERICAN EXPRESS CERTIFICATE COMPANY
                              STATEMENTS OF INCOME
                                   (thousands)
                                   (Unaudited)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                         ----------------------------------------
                                                                                2004                 2003
                                                                          -----------------    ------------------
Investment income                                                             $122,343            $ 131,181
Investment expenses                                                            (23,902)             (21,451)
                                                                          -----------------    ------------------
Net investment income before provision for
  certificate reserves and income tax provision                                 98,441              109,730

Net provision for certificate reserves                                         (61,237)             (68,344)
                                                                          -----------------    ------------------
Net investment income before income tax provision                               37,204               41,386
Income tax provision                                                           (12,840)             (13,761)
                                                                          -----------------    ------------------
Net investment income                                                           24,364               27,625
                                                                          -----------------    ------------------

Net realized gain on investments before income tax
  provision                                                                        994                3,925
Income tax provision                                                              (348)              (1,374)
                                                                          -----------------    ------------------
Net realized gain on investments                                                   646                2,551
                                                                          -----------------    ------------------
Net income                                                                    $ 25,010            $  30,176
                                                                          =================    ==================

                                            See Notes to Financial Statements.

                      AMERICAN EXPRESS CERTIFICATE COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (thousands)
                                   (Unaudited)
                                                                                       Six Months Ended
                                                                                           June 30,
                                                                             ------------------------------------
                                                                                   2004                 2003
                                                                             ----------------    ----------------
Cash Flows from Operating Activities
Net income                                                                   $     25,010        $     30,176
Adjustments to reconcile net income
    to net cash provided by operating activities:
       Interest added to certificate loans                                           (273)               (324)
       Amortization of premiums, accretion of discounts, net                       10,421               4,753
       Deferred taxes, net                                                          3,504             (22,186)
       Net realized gain on investments before income tax provision                  (994)             (3,925)
       Changes in other operating assets and liabilities:
           Deferred distribution fees, net                                            525                 645
           Equity index options purchased and written, net                         (2,633)            (18,830)
           Dividends and interest receivable                                       (1,309)               (890)
           Other assets and liabilities, net                                       27,539              14,516
                                                                             ----------------    ----------------
Net cash provided by operating activities                                          61,790               3,935
                                                                             ----------------    ----------------

Cash Flows from Investing Activities
Available-for-Sale investments:
         Sales                                                                     35,586           1,100,696
         Maturities and redemptions                                               467,987             684,785
         Purchases                                                               (717,387)         (1,991,221)
Other investments:
         Sales                                                                      8,548               7,783
         Maturities and redemptions                                                67,746              54,073
         Purchases                                                                (72,572)            (67,488)
Certificate loans:
         Payments                                                                   1,034               1,649
         Fundings                                                                    (816)               (712)
Changes in amounts due to and from brokers, net                                    21,039            (236,027)
                                                                             ----------------    ----------------
Net cash used in investing activities                                            (188,835)           (446,462)
                                                                             ----------------    ----------------

Cash Flows from Financing Activities
         Payments from certificate owners                                       1,314,099           1,124,124
         Net provision for certificate reserves                                    61,237              68,344
         Certificate maturities and cash surrenders                            (1,151,707)         (1,026,062)
         Proceeds from reverse repurchase agreements                                    -             137,300
         Payments on reverse repurchase agreements                                      -             (84,942)
         Return of capital to AEFC                                                (20,000)                  -
                                                                             ----------------    ----------------
Net cash provided by financing activities                                         203,629             218,764
                                                                             ----------------    ----------------

Net increase (decrease) in cash and cash equivalents                               76,584            (223,763)

Cash and cash equivalents beginning of period                                      25,099             224,363
                                                                             ----------------    ----------------

Cash and cash equivalents end of period                                      $    101,683        $        600
                                                                             ================    ================


                                            See Notes to Financial Statements.

                      AMERICAN EXPRESS CERTIFICATE COMPANY
                    STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                                   (thousands)
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                              June 30,
                                                                                --------------------------------------
                                                                                      2004                 2003
                                                                                ------------------   -----------------
Net income                                                                       $    13,050          $    13,544
                                                                                ------------------   -----------------
Other comprehensive (loss) income
    Unrealized (losses) gains on Available-for-Sale securities:
        Unrealized holding (losses) gains arising during period                     (134,723)              25,975
        Income tax benefit (expense)                                                  47,153               (9,091)
                                                                                ------------------   -----------------
            Net unrealized holding (losses) gains arising during period              (87,570)              16,884
                                                                                ------------------   -----------------

       Reclassification adjustment for gains included in net income                   (1,214)              (3,694)
       Income tax expense                                                                425                1,293
                                                                                ------------------   -----------------
            Net reclassification adjustment for gains included in net income            (789)              (2,401)
                                                                                ------------------   -----------------
    Net unrealized (losses) gains on Available-for-Sale securities                   (88,359)              14,483
                                                                                ------------------   -----------------

    Unrealized gains (losses) on interest rate swaps:
        Unrealized holding gains (losses) arising during the period                      772               (1,946)
        Income tax (expense) benefit                                                    (270)                 680
                                                                                ------------------   -----------------
            Net unrealized holding gains (losses) arising during period                  502               (1,266)
                                                                                ------------------   -----------------

       Reclassification adjustment for losses included in net income                   1,577                1,271
       Income tax benefit                                                               (552)                (444)
                                                                                ------------------   -----------------
            Net reclassification adjustment for losses included in net income          1,025                  827
                                                                                ------------------   -----------------
    Net unrealized gains (losses) on interest rate swaps                               1,527                 (439)
                                                                                ------------------   -----------------

Net other comprehensive (loss) income                                                (86,832)              14,044
                                                                                ------------------   -----------------

Total comprehensive (loss) income                                                $   (73,782)         $    27,588
                                                                                ==================   =================


                                            See Notes to Financial Statements.

                      AMERICAN EXPRESS CERTIFICATE COMPANY
                    STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                                   (thousands)
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                --------------------------------------
                                                                                      2004                 2003
                                                                                ------------------   -----------------
Net income                                                                       $    25,010          $    30,176
                                                                                ------------------   -----------------
Other comprehensive (loss) income
    Unrealized (losses) gains on Available-for-Sale securities:
        Unrealized holding (losses) gains arising during period                      (90,076)               7,903
        Income tax benefit (expense)                                                  31,528               (2,766)
                                                                                ------------------   -----------------
            Net unrealized holding (losses) gains arising during period              (58,548)               5,137
                                                                                ------------------   -----------------

       Reclassification adjustment for gains included in net income                   (1,416)              (6,231)
       Income tax expense                                                                495                2,181
                                                                                ------------------   -----------------
            Net reclassification adjustment for gains included in net income            (921)              (4,050)
                                                                                ------------------   -----------------
    Net unrealized (losses) gains on Available-for-Sale securities                   (59,469)               1,087
                                                                                ------------------   -----------------

    Unrealized gains (losses) on interest rate swaps:
        Unrealized holding gains (losses) arising during the period                      528               (4,035)
        Income tax (expense) benefit                                                    (185)               1,412
                                                                                ------------------   -----------------
            Net unrealized holding gains (losses) arising during period                  343               (2,623)
                                                                                ------------------   -----------------

       Reclassification adjustment for losses included in net income                   3,217                2,290
       Income tax benefit                                                             (1,126)                (801)
                                                                                ------------------   -----------------
            Net reclassification adjustment for losses included in net income          2,091                1,489
                                                                                ------------------   -----------------
    Net unrealized gains (losses) on interest rate swaps                               2,434               (1,134)
                                                                                ------------------   -----------------

Net other comprehensive loss                                                         (57,035)                 (47)
                                                                                ------------------   -----------------

Total comprehensive (loss) income                                                $   (32,025)         $    30,129
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

     Recently Issued Accounting Standards

     In November 2003, the Financial Accounting Standards Board (FASB) ratified a consensus on the disclosure provisions of Emerging Issues Task Force
     (EITF) Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." AECC complied with the disclosure provisions of this rule in Note 3 to the Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2003. In March 2004, the FASB reached a consensus regarding the application of a three-step impairment model to determine whether cost method investments are other-than-temporarily impaired. The provisions of this rule are required to be applied prospectively to all current and future investments accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and other cost method investments for reporting periods beginning after June 15, 2004. Assuming no market changes, AECC does not expect EITF 03-1 to have a material impact on results of operations at the time of adoption.

2.   Investments in Unaffiliated Issuers

     Investments in unaffiliated issuers at June 30, 2004 and December 31, 2003 were:

                                                                                          June 30,              December 31,
                                                                                            2004                    2003
                                                                                  ----------------------    ----------------------
     (Thousands)
     Available-for-Sale securities, at fair value
          (cost: 2004, $4,640,397; 2003, $4,435,647)                                 $    4,622,984            $    4,509,726
     First mortgage loans on real estate and other loans, at cost
          (fair value: 2004, $484,615; 2003, $493,798)                                      465,225                   469,309
     Certificate loans - secured by certificate reserves, at cost,
          which approximates fair value                                                      14,092                    15,606
                                                                                  ----------------------    ----------------------
       Total                                                                         $    5,102,301            $    4,994,641
                                                                                  ======================    ======================

                      AMERICAN EXPRESS CERTIFICATE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


     Gross realized gains and losses on sales and losses recognized for other-than-temporary impairments of securities classified as Available-for-Sale, using the specific identification method, were as follows for the three and six months ended June 30, 2004 and 2003:

                                                            Three Months Ended                      Six Months Ended
                                                                 June 30,                               June 30,
                                                     ---------------------------------      ---------------------------------

                                                          2004             2003                  2004              2003
                                                     ---------------- ----------------      ----------------  ---------------
     (Thousands)
     Gross realized gains on sales                     $    1,382        $    5,205           $     2,501        $  41,628
     Gross realized (losses) on sales                  $     (168)       $   (1,511)          $      (885)       $  (2,547)
     Realized (losses) recognized for other-
        than-temporary impairments                     $        -        $        -           $      (200)       $ (32,850)

3.   Comprehensive (Loss) Income

     Comprehensive (loss) income is defined as the aggregate change in shareholder's equity, excluding changes in ownership interests. It is the sum of net income and changes in net unrealized gains or losses on Available-for-Sale securities, net of related tax and net unrealized gains or losses on derivatives, net of related tax. The components of comprehensive income for the three and six months ended June 30, 2004 and 2003 are reflected in the accompanying Statements of Comprehensive (Loss) Income.

4.   Taxes and Certificate Maturities and Surrenders through Loan Reductions

     Net cash received for income taxes during the six months ended June 30, 2004 was $11.4 million. Net cash paid for income taxes during the six months ended June 30, 2003 was $40 million. Certificate maturities and surrenders through loan reductions during the six months ended June 30, 2004 and 2003 were $1.6 million and $1.1 million, respectively.

5.   Commitments and Contingencies

     Commitments to fund first mortgage loans on real estate at June 30, 2004 and December 31, 2003 were $8.0 million and $9.8 million, respectively. AECC holds the mortgage document, which gives it the right to take possession of the property if the borrower fails to perform according to the terms of the agreements. AECC employs policies and procedures designed to ensure the creditworthiness of the borrowers and that funds will be available on the funding date. AECC's investments in first mortgage loans on real estate are restricted to 80 percent or less of the market value of the real estate at the time of the loan funding.

     AECC believes that it is not a party to, nor are any of its properties the subject of, any pending legal, arbitration, or regulatory proceedings that would have a material adverse effect on its financial condition, results of operations or liquidity. However, it is possible that the outcome of any such proceedings could have a material impact on results of operations in any particular reporting period as the proceedings are resolved.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

American  Express  Certificate  Company  (AECC) is a wholly owned  subsidiary of
American  Express  Financial   Corporation  (AEFC),  which  is  a  wholly  owned
subsidiary of American Express Company. AECC is registered as an investment company under the Investment Company Act of 1940 ("the 1940 Act") and is in the business of issuing face-amount investment certificates. Face-amount investment certificates issued by AECC entitle the certificate owner to receive at maturity a stated amount of money and interest or credits declared from time to time by AECC, at its discretion. The certificates issued by AECC are not insured by any government agency. AECC's certificates are sold primarily by American Express Financial Advisors Inc. (AEFAI), and American Express Bank Ltd. (AEBL), both affiliates of AECC. AEFAI is registered as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico. AEFC acts as investment advisor for AECC.

AECC follows United States generally accepted accounting principles (GAAP). Certain reclassifications of prior period amounts have been made to conform to the current presentation.

Certain of the statements below are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See the "Forward-Looking Statements" section below.

Results of Operations for the Three Months Ended June 30, 2004 and 2003

AECC's net income decreased $0.5 million or 4 percent reflecting a decrease in investment income, primarily due to lower average investment yields, and lower net realized gains, partially offset by a decrease in the net provision for certificate reserves.

Net provision for certificate reserves decreased $10.7 million or 25 percent this period versus the same period last year reflecting the effect on stock market certificates of lower appreciation in the S&P 500 and lower interest crediting rates on the interest rate sensitive portion of AECC's certificate reserves, partially offset by higher average certificate reserves.

For the three months ended June 30, 2004, $1.4 million of gross realized gains from sales of securities classified as Available-for-Sale were partially offset by $0.2 million of gross realized losses from sales of securities classified as Available-for-Sale. For the three months ended June 30, 2003, $5.2 million of gross realized gains from sales of securities classified as Available-for-Sale were partially offset by $1.5 million of gross realized losses on sales of securities classified as Available-for-Sale and $1.3 million related to first mortgage loan reserves recorded during the three months ended June 30, 2003.

Results of Operations for the Six Months Ended June 30, 2004 and 2003

AECC's net income decreased $5.2 million or 17 percent reflecting a decrease in investment income, primarily due to lower average investment yields, and lower net realized gains, partially offset by a decrease in the net provision for certificate reserves.

Net provision for certificate reserves decreased $7.1 million or 10 percent this period versus the same period last year reflecting the effect on stock market certificates of lower appreciation in the S&P 500 and lower interest crediting rates on the interest rate sensitive portion of AECC's certificate reserves, partially offset by higher average certificate reserves.

For the six months ended June 30, 2004, $2.6 million of total investment gains were partially offset by $1.6 million of impairments and losses. Included in these total investment gains and losses are $2.5 million of gross realized gains and $0.9 million of gross realized losses from sales of securities, as well as $0.2 million of other-than-temporary impairment losses on investments, classified as Available-for-Sale. For the six months ended June 30, 2003, $41.6 million of gross realized gains from sales of securities classified as Available-for-Sale were substantially offset by $37.7 million of impairments and losses. Included in these total investment losses are $2.5 million of gross realized losses from sales of securities, as well as $32.9 million of other-than-temporary impairment losses on investments, classified as Available-for-Sale.

Impact of Recent Market Volatility on Results of Operations

AECC is exposed to risk associated with fluctuating interest payments for certain certificate products tied to the London Interbank Offering Rate (LIBOR) as such certificate product interest crediting rates reset at shorter intervals than the changes in the investment portfolio yield related to new investments and reinvestments. Therefore, AECC's spreads may be negatively impacted by increases in the general level of interest rates. AECC may hedge the risk of rising interest rates by entering into pay-fixed, receive-variable (LIBOR-based) interest rate swaps that convert fluctuating interest crediting rate payments to fixed payments, effectively protecting AECC from unfavorable interest rate movements. The interest rate swaps are designated and accounted for as cash flow hedges in accordance with Statement of Financial Accounting Standards (SFAS) No.
133. At June 30, 2004, AECC had $300 million notional of interest rate swaps expiring at various dates from January 2005 through February 2005. At December 31, 2003, AECC had $900 million notional of interest rate swaps outstanding, $600 million of which expired during the first quarter of 2004.

AECC is also exposed to risk associated with fluctuations in the S&P 500 stock market index for three series of certificate products. Such amounts credited to the certificate owners' accounts are tied to the relative change in the S&P 500 stock market index between the beginning and end of the certificates' terms. AECC purchases and writes equity index options in order to meet such obligations. The recent lower appreciation in the S&P 500 index caused a decrease in AECC's provision for certificate reserves, which was effectively offset by a decrease in net pre-tax mark-to-market gains on equity index options included in investment income.

Liquidity and Capital Resources

AECC's principal sources of cash are receipts from sales of face-amount investment certificates and net cash flows from investments. AECC's principal uses of cash are payments to certificate owners for matured and surrendered certificates, purchases of investments and return of capital or dividend payments to AEFC.

Cash received from sales of certificates totaled $1.3 billion during the six months ended June 30, 2004 compared to $1.1 billion during the same period a year ago. Certificate maturities and cash surrenders totaled $1.2 billion during the six months ended June 30, 2004, compared to $1 billion during the same period a year ago.

AECC, as an issuer of face-amount investment certificate products, is impacted whenever there is a change in interest rates as certificate product interest crediting rates reset at shorter intervals than changes in yields on AECC's investments. In view of continued uncertainty in investment markets and due to the short-term repricing nature of certificate products, AECC continues to invest in securities that provide for more immediate, periodic interest and principal payments, resulting in improved liquidity. To accomplish this, AECC continues to invest much of its investable funds in intermediate-term bonds and mortgage-backed securities. In addition, AECC enters into interest rate swap contracts that effectively lengthen the rate reset interval on certificate products. Also, on three series of AECC's certificates, interest is credited to certificate owners' accounts based upon the relative change in a major stock market index between the beginning and end of the certificates' terms. To meet the obligations related to the provisions of these certain certificates, AECC purchases and writes index options on a major stock market index and, from time to time, enters into futures contracts.

AECC's investment program is designed to maintain an investment portfolio that will produce competitive portfolio yields within acceptable risk and liquidity parameters. AECC's investment program considers investment securities as investments acquired to meet anticipated certificate owner obligations.

Debt   securities   and   marketable   equity   securities   are  classified  as
Available-for-Sale and are carried at fair value. Such Available-for-Sale classification does not mean AECC expects to sell these securities, but rather these securities are available to meet possible liquidity needs should there be significant changes in market interest rates or certificate owner redemptions.

Cash used in investing activities was $188.8 million and $446.5 million during the six months ended June 30, 2004 and 2003, respectively. This change primarily reflects a favorable change in amounts due to and from brokers and a decrease in sales, maturities and redemptions of Available-for-Sale and other investments, offset by a decrease in total investment purchases.

Cash provided by financing activities was $203.6 million and $218.8 million during the six months ended June 30, 2004 and 2003, respectively. This change reflects an increase in net certificate product inflows of $57.2 million, more than offset by a $20 million return of capital payment to AEFC in the 2004 period, and net proceeds received from reverse repurchase agreements in the 2003 period of $52.4 million.

Investments include $256.0 million, $190.4 million and $122.1 million of below investment grade securities (excluding net unrealized appreciation and depreciation) at June 30, 2004, December 31, 2003 and June 30, 2003, respectively. These investments represent 5.0 percent, 3.9 percent and 2.5 percent of AECC's investment portfolio at June 30, 2004, December 31, 2003 and June 30, 2003, respectively. These investments may be subject to a higher degree of risk than the investment grade issues because of the borrower's generally greater sensitivity to adverse economic conditions, such as recession or increasing interest rates, and in certain instances, the lack of an active secondary market. Expected returns on below investment grade securities reflect consideration of such factors. AECC has identified certain investments for which a decline in fair value has been determined to be other than temporary, and has written such securities down to fair value with a charge to net income.

The ratio of shareholder's  equity,  excluding  accumulated other  comprehensive
(loss) income, to total assets less certificate loans and net unrealized holding gains and losses on investment securities classified as Available-for-Sale (the Capital-to-Assets-Ratio) was 5.3 percent and 5.4 percent at June 30, 2004 and December 31, 2003, respectively. In accordance with an informal agreement established with the Commissioner of Commerce for the State of Minnesota, AECC has agreed to maintain, at all times, a minimum Capital-to-Assets Ratio of five percent.

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

Forward-Looking Statements

This report includes forward-looking statements, which are subject to risks and uncertainties. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "should," "could," "would," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. AECC undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: AECC's ability to successfully implement a business model that allows for significant net income growth based on revenue growth that is lower than historical levels, including the ability to improve its operating expense to revenue ratio both in the short-term and over time, which will depend in part on the effectiveness of reengineering and other cost control initiatives, as well as factors impacting AECC's revenues; AECC's ability to grow its business, over time, which will depend on AECC's ability to manage its capital needs and the effect of business mix; the ability to increase investment spending, which will depend in part on the equity markets and other factors affecting revenues, and the ability to capitalize on such investments to improve business metrics; the accuracy of certain critical accounting estimates, including the fair value of the assets in AECC's investment portfolio (including those investments that are not readily marketable), fluctuation in the equity and fixed income markets, which can affect the amount and types of certificate products sold by AECC, potential deterioration in AECC's high-yield and other investments, which could result in further losses in AECC's investment portfolio; the ability of AECC to sell certain high-yield investments at expected values and within anticipated timeframes and to maintain its high-yield portfolio at certain levels in the future; and spreads in the certificate businesses; credit trends and the rate of bankruptcies, which can affect returns on AECC's investment portfolios; fluctuations in foreign currency exchange rates, which could affect commercial activities, among other businesses, or restrictions on convertibility of certain currencies; changes in laws or government regulations, including tax laws affecting AECC's businesses or that may affect the sales of the products and services that it offers, and regulatory activity in the areas of customer privacy, consumer protection, business continuity and data protection; the adoption of recently issued accounting rules related to the consolidation of variable interest entities, including those involving collateralized debt obligations and secured loan trusts, that AECC invests in, which could affect both AECC's balance sheet and results of operations; and outcomes and costs associated with litigation and compliance and regulatory matters. A further description of these and other risks and uncertainties can be found in AECC's Annual Report on Form 10-K for the year ended December 31, 2003 and its other reports filed with the SEC.

PART II.  OTHER INFORMATION

AMERICAN EXPRESS CERTIFICATE COMPANY

Item 1.   Legal Proceedings

          AECC believes that it is not a party to, nor are any of its properties the subject of, any pending legal, arbitration, or regulatory proceedings that would have a material adverse effect on its financial condition, results of operations or liquidity. However, it is possible that the outcome of any such proceedings could have a material impact on results of operations in any particular reporting period as the proceedings are resolved.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               See Exhibit Index on page E-1 hereof.

          (b)  Reports on Form 8-K

               Form 8-K, filed May 17, 2004, Item 5, reporting that on May 17, 2004 American Express Certificate Company appointed Dave K. Stewart as Principal Accounting Officer, replacing Jeryl Millner.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  AMERICAN EXPRESS CERTIFICATE COMPANY
                                -----------------------------------------
                                              (Registrant)




Date:  August 11, 2004                By  /s/ Paula R. Meyer
                                          -----------------------------------
                                              Paula R. Meyer
                                              Chief Executive Officer





Date:  August 11, 2004                By  /s/ Brian J. McGrane
                                          -----------------------------------
                                              Brian J. McGrane
                                              Vice President and Chief Financial
                                              Officer

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