Form 10-Q
period 2004-09-30
AMERICAN EXPRESS CERTIFICATE CO
filed 2004-11-10
CIK 52428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               ___________________

                                    FORM 10-Q
                               ___________________


          |X| QUARTERLY REPORT PURSUANT TO SECTION 30 OF THE INVESTMENT COMPANY ACT OF 1940 AND SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the Quarterly Period Ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                           Outstanding at October 31, 2004
--------------------------------------------  ----------------------------------
  Common Shares (par value $10 per share)                150,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                      AMERICAN EXPRESS CERTIFICATE COMPANY

                                    FORM 10-Q

                                      INDEX

                                                                        Page No.
Part I.       Financial Information:

              Item 1.  Financial Statements

                       Balance Sheets - September 30, 2004 and
                       December 31, 2003                                      1

                       Statements of Income - Three months ended
                       September 30, 2004 and 2003                            2

                       Statements of Income - Nine months ended
                       September 30, 2004 and 2003                            3

                       Statements of Cash Flows - Nine months ended
                       September 30, 2004 and 2003                            4

                       Statements of Comprehensive Income (Loss) -
                       Three months ended September 30, 2004 and 2003         5

                       Statements of Comprehensive Income -
                       Nine months ended September 30, 2004 and 2003          6

                       Notes to Financial Statements                        7-9

              Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations      10-13

              Item 4.  Controls and Procedures                               13


Part II.      Other Information

              Item 1.  Legal Proceedings                                     14

              Item 6.  Exhibits and Reports on Form 8-K                      14

              Signatures                                                     15

              Exhibit Index                                                 E-1

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                  AMERICAN EXPRESS CERTIFICATE COMPANY
                             BALANCE SHEETS
                               (thousands)
                                                                                   September 30,      December 31,
                                                                                       2004              2003
                                                                                   -------------     -------------
                                                                                    (Unaudited)
Assets
------
Qualified Assets
    Cash and cash equivalents                                                      $   135,128       $     25,099
    Investments in unaffiliated issuers                                              5,476,157          4,994,641
    Equity index options, purchased                                                     62,369            153,162
    Receivables                                                                         46,704             43,953
                                                                                   ------------      -------------
Total qualified assets                                                               5,720,358          5,216,855
                                                                                   ------------      -------------
Other Assets
    Deferred taxes, net                                                                 16,485              9,321
    Due from American Express Financial Corporation for federal income taxes                 -             22,963
    Deferred distribution fees and other                                                     -              6,453
                                                                                   ------------      -------------
Total other assets                                                                      16,485             38,737
                                                                                   ------------      -------------

Total assets                                                                       $ 5,736,843       $  5,255,592
                                                                                   ============      =============

Liabilities and Shareholder's Equity
-------------------------------------
Liabilities
    Certificate reserves                                                           $ 5,310,413       $  4,787,817
    Equity index options, written                                                       29,993            110,642
    Amounts due to brokers                                                              41,309              9,173
    Accounts payable and accrued liabilities                                            33,098             24,747
                                                                                   ------------      -------------
Total liabilities                                                                    5,414,813          4,932,379
                                                                                   ------------      -------------
Shareholder's equity
    Common stock                                                                         1,500              1,500
    Additional paid-in-capital                                                         303,844            323,844
    Accumulated deficit                                                                (10,614)           (46,357)
    Accumulated other comprehensive income, net of tax                                  27,300             44,226
                                                                                   ------------      -------------
Total shareholder's equity                                                             322,030            323,213
                                                                                   ------------      -------------

Total liabilities and shareholder's equity                                         $ 5,736,843       $  5,255,592
                                                                                   ============      =============

                       See Notes to Financial Statements.

                      AMERICAN EXPRESS CERTIFICATE COMPANY
                              STATEMENTS OF INCOME
                                   (thousands)
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                            September 30,
                                                                                   -----------------------------
                                                                                       2004              2003
                                                                                   -----------       -----------
Investment income                                                                  $   55,953        $   60,741
Investment expenses                                                                   (18,088)          (11,297)
                                                                                   -----------       -----------
Net investment income before provision for
    certificate reserves and income tax provision                                      37,865            49,444

Net provision for certificate reserves                                                (23,481)          (32,217)
                                                                                   -----------       -----------
Net investment income before income tax provision                                      14,384            17,227
Income tax provision                                                                   (5,474)           (6,027)
                                                                                   -----------       -----------
Net investment income                                                                   8,910            11,200
                                                                                   -----------       -----------
Net realized gain (loss) on investments before income tax
    provision                                                                           2,874            (1,350)
Income tax (provision) benefit                                                         (1,051)              473
                                                                                   -----------       -----------
Net realized gain (loss) on investments                                                 1,823              (877)

                                                                                   -----------       -----------
Net income                                                                         $   10,733        $   10,323
                                                                                   ===========       ===========


                       See Notes to Financial Statements.

                      AMERICAN EXPRESS CERTIFICATE COMPANY
                              STATEMENTS OF INCOME
                                   (thousands)
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                  ------------------------------
                                                                                      2004               2003
                                                                                  ------------       -----------
Investment income                                                                 $  178,296         $  191,922
Investment expenses                                                                  (41,990)           (32,748)
                                                                                  ------------       -----------
Net investment income before provision for
    certificate reserves and income tax provision                                    136,306            159,174

Net provision for certificate reserves                                               (84,718)          (100,561)
                                                                                  ------------       -----------
Net investment income before income tax provision                                     51,588             58,613
Income tax provision                                                                 (18,314)           (19,788)
                                                                                  ------------       -----------
Net investment income                                                                 33,274             38,825
                                                                                  ------------       -----------
Net realized gain on investments before income tax
    provision                                                                          3,868              2,575
Income tax provision                                                                  (1,399)              (901)
                                                                                  ------------       -----------
Net realized gain on investments                                                       2,469              1,674

                                                                                  ------------       -----------
Net income                                                                          $ 35,743         $   40,499
                                                                                  ============       ===========

                       See Notes to Financial Statements.

                      AMERICAN EXPRESS CERTIFICATE COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (thousands)
                                   (Unaudited)
                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                  --------------------------------
                                                                                       2004               2003
                                                                                  -------------      -------------
Cash Flows from Operating Activities
Net income                                                                         $    35,743       $     40,499
Adjustments to reconcile net income
    to net cash provided by (used in) operating activities:
       Interest added to certificate loans                                                (394)              (461)
       Amortization of premiums, accretion of discounts, net                            14,858              10,182
       Deferred taxes, net                                                              (7,856)           (33,604)
       Net realized gain on investments before income tax provision                     (3,868)            (2,575)
       Changes in other operating assets and liabilities:
           Deferred distribution fees, net                                               6,453                 25
           Equity index options purchased and written, net                              10,143            (19,274)
           Dividends and interest receivable                                            (4,809)            (1,843)
           Other assets and liabilities, net                                            45,921                490
                                                                                  -------------      -------------
Net cash provided by (used in) operating activities                                     96,191             (6,561)
                                                                                  -------------      -------------

Cash Flows from Investing Activities
Available-for-Sale investments:
         Sales                                                                          85,652          1,115,808
         Maturities and redemptions                                                    678,268          1,106,454
         Purchases                                                                  (1,298,153)        (2,329,547)
Other investments:
         Sales                                                                          12,242             14,741
         Maturities and redemptions                                                     94,480             86,346
         Purchases                                                                     (97,764)          (105,222)
Certificate loans:
         Payments                                                                        1,432              2,249
         Fundings                                                                       (1,219)            (1,280)
Changes in amounts due to and from brokers, net                                         34,194           (206,887)
                                                                                  -------------      -------------
Net cash used in investing activities                                                 (490,868)          (317,338)
                                                                                  -------------      -------------

Cash Flows from Financing Activities
         Payments from certificate owners                                            2,120,192          1,861,176
         Net provision for certificate reserves                                         84,718            100,561
         Certificate maturities and cash surrenders                                 (1,680,204)        (1,756,834)
         Proceeds from reverse repurchase agreements                                         -            326,300
         Payments on reverse repurchase agreements                                           -           (326,300)
         Return of capital to American Express Financial Corporation                   (20,000)           (30,000)
                                                                                  -------------      -------------
Net cash provided by financing activities                                              504,706            174,903
                                                                                  -------------      -------------

Net increase (decrease) in cash and cash equivalents                                   110,029           (148,996)

Cash and cash equivalents beginning of period                                           25,099            240,323
                                                                                  -------------      -------------

Cash and cash equivalents end of period                                            $   135,128       $     91,327
                                                                                  =============      =============


                       See Notes to Financial Statements.

                      AMERICAN EXPRESS CERTIFICATE COMPANY
                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (thousands)
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                             September 30,
                                                                                   -------------------------------
                                                                                      2004                 2003
                                                                                   -----------        ------------
Net income                                                                         $   10,733         $    10,323
                                                                                   -----------        ------------
Other comprehensive income (loss)
    Unrealized gains (losses) on Available-for-Sale securities:
        Unrealized holding gains (losses) arising during period                        62,851             (30,134)
        Income tax (expense) benefit                                                  (21,999)             10,547
                                                                                   -----------        ------------
           Net unrealized holding gains (losses) arising during period                 40,852             (19,587)
                                                                                   -----------        ------------

       Reclassification adjustment for gains included in net income                    (2,204)               (679)
       Income tax expense                                                                 771                 237
                                                                                   -----------        ------------
          Net reclassification adjustment for gains included in net income             (1,433)               (442)
                                                                                   -----------        ------------
    Net unrealized gains (losses) on Available-for-Sale securities                     39,419             (20,029)
                                                                                   -----------        ------------

    Unrealized (losses) gains on interest rate swaps:
        Unrealized holding (losses) gains arising during the period                      (209)                 80
        Income tax benefit (expense)                                                       74                 (28)
                                                                                   -----------        ------------
           Net unrealized holding (losses) gains arising during period                   (135)                 52
                                                                                   -----------        ------------

       Reclassification adjustment for losses included in net income                    1,270               1,507
       Income tax benefit                                                                (445)               (527)
                                                                                   -----------        ------------
         Net reclassification adjustment for losses included in net income                825                 980
                                                                                   -----------        ------------
    Net unrealized gains on interest rate swaps                                           690               1,032
                                                                                   -----------        ------------

Net other comprehensive income (loss)                                                  40,109             (18,997)
                                                                                   -----------        ------------

Total comprehensive income (loss)                                                  $   50,842         $    (8,674)
                                                                                   ===========        ============


                       See Notes to Financial Statements.

                      AMERICAN EXPRESS CERTIFICATE COMPANY
                       STATEMENTS OF COMPREHENSIVE INCOME
                                   (thousands)
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                --------------------------------------
                                                                                      2004                 2003
                                                                                ------------------   -----------------
Net income                                                                        $   35,743          $    40,499
                                                                                  -----------         ------------
Other comprehensive income
    Unrealized (losses) on Available-for-Sale securities:
        Unrealized holding (losses) arising during period                            (27,226)             (22,231)
        Income tax benefit                                                             9,529                7,781
                                                                                  -----------         ------------
           Net unrealized holding (losses) arising during period                     (17,697)             (14,450)
                                                                                  -----------         ------------

       Reclassification adjustment for gains included in net income                   (3,620)              (6,910)
       Income tax expense                                                              1,267                2,418
                                                                                  -----------         ------------
          Net reclassification adjustment for gains included in net income            (2,353)              (4,492)
                                                                                  -----------         ------------
    Net unrealized (losses) on Available-for-Sale securities                         (20,050)             (18,942)
                                                                                  -----------         ------------
    Unrealized gains (losses) on interest rate swaps:
        Unrealized holding gains (losses) arising during the period                      318               (3,955)
        Income tax (expense) benefit                                                    (110)               1,384
                                                                                  -----------         ------------
           Net unrealized holding gains (losses) arising during period                   208               (2,571)
                                                                                  -----------         ------------

       Reclassification adjustment for losses included in net income                   4,487                3,797
       Income tax benefit                                                             (1,571)              (1,328)
                                                                                  -----------         ------------
         Net reclassification adjustment for losses included in net income             2,916                2,469
                                                                                  -----------         ------------
    Net unrealized gains (losses) on interest rate swaps                               3,124                 (102)
                                                                                  -----------         ------------

Net other comprehensive loss                                                         (16,926)             (19,044)
                                                                                  -----------         ------------

Total comprehensive income                                                        $   18,817          $    21,455
                                                                                  ===========         ============


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

     Recently Issued Accounting Standards

     In November 2003, the Financial Accounting Standards Board (FASB) ratified a consensus on the disclosure provisions of Emerging Issues Task Force
     (EITF) Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." AECC complied with the disclosure provisions of this rule in Note 3 to the Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2003. In March 2004, the FASB reached a consensus regarding the application of a three-step impairment model to determine whether investments accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and other cost method investments are other-than-temporarily impaired. However, with the issuance of FASB Staff Position (FSP) No. EITF 03-1-1, the provisions of the consensus relating to the measurement and recognition of other-than-temporary impairments will be deferred pending further clarification from the FASB. The remaining provisions of this rule, which primarily relate to disclosure requirements, are required to be applied prospectively to all current and future investments accounted for in accordance with SFAS No. 115 and other cost method investments. AECC will evaluate the potential impact of EITF 03-1 after the FASB completes its reassessment.

2.   Investments in Unaffiliated Issuers

     Investments in unaffiliated issuers at September 30, 2004 and December 31, 2003 were:

                                                                                   September 30,      December 31,
                                                                                       2004              2003
                                                                                  ---------------   --------------
     (Thousands)
     Available-for-Sale securities, at fair value
          (cost: 2004, $4,958,539; 2003, $4,435,647)                              $    5,001,773      $ 4,509,726
     First mortgage loans on real estate and other loans, at cost
          (fair value: 2004, $487,455; 2003, $493,798)                                   460,706          469,309
     Certificate loans - secured by certificate reserves, at cost,
          which approximates fair value                                                   13,678           15,606
                                                                                  ---------------   --------------
       Total                                                                      $    5,476,157      $ 4,994,641
                                                                                  ===============   ==============

                      AMERICAN EXPRESS CERTIFICATE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

     Gross realized gains and losses on sales and losses recognized for other-than-temporary impairments of securities classified as Available-for-Sale, using the specific identification method, were as follows for the three and nine months ended September 30, 2004 and 2003:

                                                            Three Months Ended                   Nine Months Ended
                                                              September 30,                        September 30,
                                                     ---------------------------------      ---------------------------

                                                          2004             2003                  2004          2003
                                                     ---------------  ----------------      ------------  -------------
     (Thousands)
     Gross realized gains on sales                     $     2,373      $    4,017           $   4,874      $  45,645
     Gross realized (losses) on sales                  $      (168)     $     (150)          $  (1,054)     $  (2,697)
     Realized (losses) recognized for
        other-than-temporary impairments               $         -      $   (3,188)          $    (200)     $ (36,038)

3.   Deferred Distribution Fees and Other

     Prior to September 30, 2004, distribution fees on sales of certain certificate products were deferred and amortized over the estimated lives of the related certificates, which was generally one year but could have been up to 10 years. Upon surrender prior to maturity, unamortized deferred distribution fees were reflected in expenses and any related surrender charges were reflected as a reduction to the provision expense for certificate reserves. During the third quarter of 2004, and based on management's recent review of AECC's certificate product portfolio mix and certificate portfolio maturities, AECC determined it to be appropriate to not defer distribution fees in the future and to completely write-down previously deferred balances to zero. As a result of these actions, investment expenses increased $5.7 million on a pre-tax basis during the third quarter of 2004.

4.   Comprehensive Income (Loss)

     Comprehensive income (loss) is defined as the aggregate change in shareholder's equity, excluding changes in ownership interests. It is the sum of net income and changes in net unrealized gains or losses on Available-for-Sale securities, net of related tax and net unrealized gains or losses on derivatives, net of related tax. The components of comprehensive income (loss) for the three and nine months ended September 30, 2004 and 2003 are reflected in the accompanying Statements of Comprehensive Income (Loss).

5.   Taxes and Certificate Maturities and Surrenders through Loan Reductions

     Net cash received for income taxes during the nine months ended September 30, 2004 was $22.9 million. Net cash paid for income taxes during the nine months ended September 30, 2003 was $52.1 million. Certificate maturities and surrenders through loan reductions during the nine months ended September 30, 2004 and 2003 were $2.1 million and $1.8 million, respectively.

                      AMERICAN EXPRESS CERTIFICATE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


6.   Commitments and Contingencies

     Commitments to fund first mortgage loans on real estate at September 30, 2004 and December 31, 2003 were $18.6 million and $9.8 million, respectively. AECC holds the mortgage document, which gives it the right to take possession of the property if the borrower fails to perform according to the terms of the agreements. AECC employs policies and procedures designed to ensure the creditworthiness of the borrowers and that funds will be available on the funding date. AECC's investments in first mortgage loans on real estate are restricted to 80 percent or less of the market value of the real estate at the time of the loan funding.

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

Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See the "Forward-Looking Statements" section below.

Results of Operations for the Three Months Ended September 30, 2004 and 2003

AECC's net income increased $0.4 million or 4 percent reflecting a decrease in the net provision for certificate reserves, an increase in the net realized gain on investments partially offset by an increase in investment expense due to distribution fees which are no longer deferred.

Net provision for certificate reserves decreased $8.7 million or 27 percent this period versus the same period last year due to the impact of depreciation this year versus appreciation last year in the S&P 500 on the value of options hedging outstanding stock market certificates, partially offset by higher average certificate reserves.

For the three months ended September 30, 2004, $4.9 million of total investment gains were partially offset by $2.0 million of investment losses. Included in these total investment gains and losses are $2.4 million of gross realized gains and $0.2 million of gross realized losses from sales of securities classified as Available-for-Sale. For the three months ended September 30, 2003, $4.0 million of gross realized gains from sales of securities classified as Available-for-Sale were more than offset by $5.4 million of investment losses. Included in these total investment losses were $0.2 million of gross realized losses on sales of securities, as well as $3.2 million of other-than-temporary impairment losses on investments classified as Available-for-Sale.

Results of Operations for the Nine Months Ended September 30, 2004 and 2003

AECC's net income decreased $4.8 million or 12 percent reflecting a decrease in investment income, primarily due to lower average investment yields and an increase in investment expenses due to deferred distribution fees which are no longer deferred, all of which is partially offset by a decrease in the net provision for certificate reserves.

Net provision for certificate reserves decreased $15.8 million or 16 percent this period versus the same period last year reflecting the effect on stock market certificates of lower appreciation in the S&P 500 and lower interest crediting rates on the interest rate sensitive portion of AECC's certificate reserves, partially offset by higher average certificate reserves.

For the nine months ended September 30, 2004, $7.5 million of total investment gains were partially offset by $3.6 million of investment losses. Included in these total investment gains and losses are $4.9 million of gross realized gains and $1.1 million of gross realized losses from sales of securities, as well as
$0.2  million  of   other-than-temporary   impairment   losses  on  investments
classified as Available-for-Sale. For the nine months ended September 30, 2003, $45.6 million of gross realized gains from sales of securities classified as Available-for-Sale were partially offset by $43.0 million of investment losses. Included in these total investment losses were $2.7 million of gross realized losses from sales of securities, as well as $36.0 million of
other-than-temporary   impairment   losses   on   investments   classified   as
Available-for-Sale.

Impact of Market Volatility on Results of Operations

AECC is exposed to risk associated with fluctuating interest payments for certain certificate products tied to the London Interbank Offering Rate (LIBOR) because interest crediting rates for certificate products reset at shorter intervals than the changes in the investment portfolio yield related to new investments and reinvestments. Therefore, AECC's spreads may be negatively impacted by increases in the general level of interest rates. AECC may hedge the risk of rising interest rates by entering into pay-fixed, receive-variable (LIBOR-based) interest rate swaps that convert fluctuating interest crediting rate payments to fixed payments, effectively protecting AECC from unfavorable interest rate movements. The interest rate swaps are designated and accounted for as cash flow hedges in accordance with Statement of Financial Accounting Standards (SFAS) No. 133. At September 30, 2004, AECC had $300 million notional of interest rate swaps expiring at various dates from January 2005 through February 2005. At December 31, 2003, AECC had $900 million notional of interest rate swaps outstanding, $600 million of which expired during the first quarter of 2004.

AECC is also exposed to risk associated with fluctuations in the S&P 500 stock market index for three series of certificate products. Such amounts credited to the certificate owners' accounts are tied to the relative change in the S&P 500 stock market index between the beginning and end of the certificates' terms. AECC purchases and writes equity index options in order to meet such obligations. The recent depreciation in the S&P 500 index caused a decrease in AECC's provision for certificate reserves, which was effectively offset by a decrease in net pre-tax mark-to-market gains on equity index options included in investment income.

Liquidity and Capital Resources

AECC's principal sources of cash are receipts from sales of face-amount investment certificates and net cash flows from investments. AECC's principal uses of cash are payments to certificate owners for matured and surrendered certificates, purchases of investments and return of capital or dividend payments to AEFC.

Cash received from sales of certificates totaled $2.1 billion during the nine months ended September 30, 2004 compared to $1.9 billion during the same period a year ago. Certificate maturities and cash surrenders totaled $1.7 billion during the nine months ended September 30, 2004, compared to $1.8 billion during the same period a year ago.

AECC, as an issuer of face-amount investment certificate products, is impacted whenever there is a change in interest rates because interest crediting rates for certificate products reset at shorter intervals than changes in yields on AECC's investments. In view of continued uncertainty in investment markets and due to the short-term repricing nature of certificate products, AECC continues to invest in securities that provide for more immediate, periodic interest and principal payments, resulting in improved liquidity. To accomplish this, AECC continues to invest much of its investable funds in intermediate-term bonds and mortgage-backed securities. In addition, AECC enters into interest rate swap contracts that effectively lengthen the rate reset interval on certificate products. Also, on three of AECC's products, interest is credited to certificate owners' accounts based upon the relative change in a major stock market index between the beginning and end of the certificates' terms. To meet the obligations related to the provisions of these certain certificates, AECC purchases and writes index options on a major stock market index and, from time to time, enters into futures contracts.

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

Cash used in investing activities was $490.9 million and $317.3 million during the nine months ended September 30, 2004 and 2003, respectively. This change primarily reflects a decrease in sales, maturities and redemptions of Available-for-Sale and sales of other investments, offset by a decrease in total investment purchases.

Cash provided by financing activities was $504.7 million and $174.9 million during the nine months ended September 30, 2004 and 2003, respectively. This change reflects an increase in net certificate product inflows of $319.8 million and a decrease of $10 million on the return of capital payment to AEFC in the 2004 period.

Investments include $233.5 million, $190.4 million and $144.0 million of below investment grade securities (excluding net unrealized appreciation and depreciation) at September 30, 2004, December 31, 2003 and September 30, 2003, respectively. These investments represent 4.3 percent, 3.9 percent and 3.0 percent of AECC's investment portfolio at September 30, 2004, December 31, 2003 and September 30, 2003, respectively. These investments may be subject to a higher degree of risk than the investment grade issues because of the borrower's generally greater sensitivity to adverse economic conditions, such as recession or increasing interest rates, and in certain instances, the lack of an active secondary market. Expected returns on below investment grade securities reflect consideration of such factors. AECC has identified certain investments for which a decline in fair value has been determined to be other than temporary, and has written such securities down to fair value with a charge to net income.

The ratio of shareholder's equity, excluding accumulated other comprehensive income (loss), to total assets less certificate loans and net unrealized holding gains and losses on investment securities classified as Available-for-Sale (the Capital-to-Assets-Ratio) was 5.2 percent and 5.4 percent at September 30, 2004 and December 31, 2003, respectively. In accordance with an agreement with the Commissioner of Commerce for the State of Minnesota, AECC has agreed to maintain, at all times, a minimum Capital-to-Assets Ratio of five percent.

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

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               See Exhibit Index on page E-1 hereof.

          (b)  Reports on Form 8-K

               There were no reports on Form 8-K filed by AECC during the quarterly period ended September 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AMERICAN EXPRESS CERTIFICATE COMPANY
                               -------------------------------------
                                           (Registrant)



Date:  November 10, 2004              By  /s/ Paula R. Meyer
                                          ------------------------------
                                          Paula R. Meyer
                                          Chief Executive Officer




Date:  November 10, 2004              By  /s/ Brian J. McGrane
                                          ------------------------------
                                          Brian J. McGrane
                                          Vice President and Chief Financial
                                          Officer

                                  EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit                        Description
-------                        -----------

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