Form 10-K
period 2004-12-31
AMERICAN EXPRESS CERTIFICATE CO
filed 2005-03-15
CIK 52428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 |X| ANNUAL REPORT PURSUANT TO SECTION 30 OF THE INVESTMENT COMPANY ACT OF 1940
         AND SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004

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

                                                    Name of each exchange
 Title of each class                                on which registered
 ------------------------------------               ----------------------------
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


     As of December 31, 2004, there were no voting shares held by non-affiliates of the registrant. Common shares of the registrant outstanding at March 14, 2005 were 150,000.

                       Documents Incorporated By Reference
                                      None

The registrant meets the conditions set forth in General Instructions I (1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                                TABLE OF CONTENTS
Form 10-K
Item Number
                                                                           Page
PART I
    1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . .       1 - 7

    2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . .           7

    3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .           7

    4.  Submission of Matters to a Vote of Security Holders. . . . .           8

PART II

    5.  Market for the Registrant's Common Stock and Related
        Stockholder Matters. . . . . . . . . . . . . . . . . . . . .           8

    6.  Selected Financial Data. . . . . . . . . . . . . . . . . . .           8
         . . . . . . . . . . . .
    7.  Management's Discussion and Analysis of Financial Condition
        and Results of Operation . . . . . . . . . . . . . . . . . .        9-14

   7A.  Quantitative and Qualitative Disclosures About Market Risk.           14

    8.  Financial Statements and Supplementary Data. . . . . . . . .          14

    9.  Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure . . . . . . . . . . . . . . . . . .          15

    9A. Controls and Procedures. . . . . . . . . . . . . . . . . . .          15

PART III

   14.  Principal Accountant Fees and Services . . . . . . . . . . .     15 - 16

PART IV

   15.  Exhibits, Financial Statement Schedules, and Reports on
        Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . .          16

        Signatures . . . . . . . . . . . . . . . . . . . . . . . . .     17 - 18

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

On February 1, 2005, American Express announced plans to pursue a tax-free spin-off of the common stock of AEFC through a special dividend to American Express common shareholders. The final transaction, which is subject to certain conditions including receipt of a favorable tax ruling and approval by American Expresses' Board of Directors, is expected to close in the third quarter of 2005.

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


As of the date of this report, AECC offered the following nine different certificate products to the public:

   1. American Express Cash Reserve Certificate

      o  Currently sold without a sales charge.

      o Available as qualified investments for IRAs, 401(k) plans, and other qualified retirement plans.

      o Single payment certificate that permits additional investments and AECC guarantees interest in advance for a three-month term on these certificates.

      o  Distributed pursuant to a Distribution Agreement with AEFAI.

      o Current policy is to re-evaluate the certificate product interest crediting rates weekly to respond to marketplace changes.

      o AECC refers to an independent index or source to set the rates for new sales and must set the rates for an initial purchase of the certificate within a specified range of the rate from such index or source and for renewals, AECC uses such rates as an indication of the competitors' rates, but is not required to set rates within a specified range.

      o Published rates of the U.S. ninety day treasury bill are used as a guide in setting rates.

      o Competes with popular short-term investment vehicles such as certificates of deposit, money market certificates, and money market mutual funds that offer comparable yields, liquidity and safety of principal.

   2. American Express Flexible Savings Certificate

      o  Currently sold without a sales charge.

      o  Currently bear surrender charges for premature surrenders.

      o Available as qualified investments for IRAs, 401(k) plans, and other qualified retirement plans.

      o  Distributed pursuant to a Distribution Agreement with AEFAI.

      o Single payment certificate that permits a limited amount of additional payments and on which AECC guarantees interest in advance for a term of six, twelve, eighteen, twenty-four, thirty or thirty-six months, and potentially other terms, at the certificate product owner's option.

      o Current policy is to re-evaluate the certificate product interest crediting rates weekly to respond to marketplace changes.

      o AECC refers to an independent index or source to set the rates for new sales and must set the rates for an initial purchase of the certificate within a specified range of the rate from such index or source and for renewals, AECC uses such rates as an indication of the competitors' rates, but is not required to set rates within a specified range.

      o Published rates of the BANK RATE MONITOR(R) Top 25 Market Average (the BRM Average) for various length bank certificates of deposit are used as the guide in setting rates. BANK RATE Monitor and Top 25 Market Average are marks owned by BANKRATE.COM(SM), publication of Bankrate, Inc., N. Palm Beach, FL 33408.

      o Competes with popular short-term investment vehicles such as certificates of deposit, money market certificates, and money market mutual funds that offer comparable yields, liquidity and safety of principal.

   3. American Express Installment Certificate

      o  Currently sold without a sales charge.

      o  Currently bear surrender charges for premature surrenders.

      o Available as qualified investments for IRAs, 401(k) plans, and other qualified retirement plans.

      o  Distributed pursuant to a Distribution Agreement with AEFAI.

      o Installment payment certificate that declares interest in advance for a three-month period and offers bonuses for up to four certificate years for regular investments.

      o Current policy is to re-evaluate the certificate product interest crediting rates weekly to respond to marketplace changes.

      o AECC refers to an independent index or source to set the rates for new sales and must set the rates for an initial purchase of the certificate within a specified range of the rate from such index or source and for renewals, AECC uses such rates as an indication of the competitors' rates, but is not required to set rates within a specified range.

      o Average interest rate for money market deposit accounts, as published by the BRM Average(R), is used as a guide in setting rates.

      o Intended to help clients save systematically and may compete with passbook savings and NOW accounts.

   4. American Express Preferred Investors Certificate

      o  Currently sold without a sales charge.

      o  Currently bear surrender charges for premature surrenders.

      o Available as qualified investments for IRAs, 401(k) plans, and other qualified retirement plans.

      o  Distributed pursuant to a Distribution Agreement with AEFAI.

      o Single payment certificate that combines a fixed rate of return with AECC's guarantee of principal for investments ranging from $250,000 to $5 million and interest crediting rates are guaranteed in advance by AECC for a term of one, two, three, six, twelve, twenty-four or thirty-six months, at the certificate product owner's option.

      o  Current policy is to re-evaluate such rates on a daily basis.

      o AECC refers to an independent index or source to set the rates for new sales and must set the rates for an initial purchase of the certificate within a specified range of the rate from such index or source and for renewals, AECC uses such rates as an indication of the competitors' rates, but is not required to set rates within a specified range.

      o Published average rates for comparable length dollar deposits available on an interbank basis, referred to as the London Interbank Offering Rates (LIBOR), and are used as a guide in setting rates.

      o  Competes with short-term products, and references LIBOR rates.

   5. American Express Stock Market Certificate

      o  Currently sold without a sales charge.

      o  Currently bear surrender charges for premature surrenders.

      o  Distributed pursuant to a Distribution Agreement with AEFAI.

      o AEFAI has a Selling Agent Agreement with American Express Bank International (AEBI), a direct subsidiary of AEB(1), to sell a version of American Express Stock Market Certificate.

      o AEFAI has a Selling Agent Agreement effective March 10, 1999 with Securities America Inc., an affiliate of AECC.

      o Single payment certificate that offers the certificate product owner the opportunity to have all or part of the certificate product returns tied to fifty-two week stock market performance, up to a maximum return, as measured by a broad stock market index, with return of principal guaranteed by AECC and the owner can also choose to earn a fixed rate of interest after the first term.

      o Certificate is also marketed by AEBI under the Selling Agent Agreement with AEFAI to AEBI's clients, who are neither citizens nor residents of the United States.

      o Current policy is to re-evaluate the certificate product interest crediting rates weekly and maximum return rates at least monthly to respond to marketplace changes.

      o Certain banks offer certificates of deposit that have features similar to this certificate.

   6. American Express Market Strategy Certificate

      o  Currently sold without a sales charge.

      o  Currently bear surrender charges for premature surrenders.

      o Available as qualified investments for IRAs, 401(k) plans, and other qualified retirement plans.

      o  Distributed pursuant to a Distribution Agreement with AEFAI.

      o Flexible payment certificate that pays interest at a fixed rate or that offers the certificate product owner the opportunity to have all or part of the certificate product returns tied to fifty-two week stock market performance, up to a maximum return, as measured by a broad stock market index, for a series of fifty-two week terms starting every month or at intervals the certificate product owner selects.

      o Current policy is to re-evaluate the certificate product interest crediting rates weekly and maximum return rates at least monthly to respond to marketplace changes.

      o Certain banks offer certificates of deposit that have features similar to this certificate.

   7. American Express Equity Indexed Savings Certificates

      o  Currently sold without a sales charge.

      o  Currently bear surrender charges for premature surrenders.

      o  Distributed pursuant to a Distribution Agreement with AEFAI.

      o AEFAI has a Selling Dealer Agreement effective July 31, 2000 with Securities America, Inc. There is no assurance that AECC's certificates will be sold by Securities America Inc.

      o Available as qualified investments for IRAs, 401(k) plans, and other qualified retirement plans.

      o Single payment certificate that offers the certificate product owner the opportunity to have all or part of the certificate product returns tied to a fifty two week stock market performance, up to a maximum return, as measured by a broad stock market index, with return of principal guaranteed by AECC.

      o Current policy is to re-evaluate the certificate product interest maximum return rates at least monthly to respond to marketplace changes.

      o Certain banks offer certificates of deposit that have features similar to this certificate.

   8. American Express Investors Certificate (including a version of American Express Investors Certificate offered to select investors who expect to invest at least $50 million in the aggregate in this certificate)

      o  Currently sold without a sales charge.

      o  Currently bear surrender charges for premature surrenders.

      o  Selling Agent Agreement with American Express Bank International
         (AEBI), a direct subsidiary of AEB (1).

      o  Distributed pursuant to a Distribution Agreement with AEFAI.

      o Single payment certificate that generally permits additional payments within fifteen days of term renewal and interest crediting rates are guaranteed in advance by AECC for a term of one, two, three, six, twelve, twenty-four, or thirty-six months, at the certificate product owner's option.

      o Currently this certificate is sold only to AEBI's clients who are neither citizens nor residents of the United States.

      o  Current policy is to re-evaluate such rates on a daily basis.

      o AECC refers to an independent index or source to set the rates for new sales and must set the rates for an initial purchase of the certificate within a specified range of the rate from such index or source and for renewals, AECC uses such rates as an indication of the competitors' rates, but is not required to set rates within a specified range.

      o Published average rates for comparable length dollar deposits available on an interbank basis, referred to as the LIBOR, and are used as a guide in setting rates.

      o Competes with short-term investment products and references LIBOR rates.

9. American Express Special Deposits

      o Marketed only through offices of AEB, an indirect wholly-owned subsidiary of American Express in England, and is not registered for sale in the United States.

      o  Currently sold without a sales charge.

      o  Currently bear surrender charges for premature surrenders.

      o  AECC has a Marketing Agreement with AEB.

      o Single payment certificate that generally permits additional payments within fifteen days of term renewal and interest crediting rates are guaranteed in advance by AECC for a term of one, two, three, six, twelve, twenty-four, or thirty-six months, at the certificate product owner's option.

      o Only sold to AEB's clients who are neither citizens nor residents of the United States.

      o Current policy is to re-evaluate such interest crediting rates on a daily basis.

      o AECC refers to an independent index or source to set the rates for new sales.

      o Published average rates for comparable length dollar deposits available on an interbank basis, referred to as the LIBOR, and are used as a guide in setting rates.

      o Competes with short-term investment products and references LIBOR rates.

(1) AEBI is an Edge Act corporation organized under the provisions of Section 25(a) of the Federal Reserve Act.

The specified maturities of most of AECC's certificate products range from ten to twenty years. Within that maturity period, most certificates have interest crediting rate terms ranging from one to thirty-six months. Interest crediting rates are subject to change and certificate product owners can surrender their certificates without penalty at term end.

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

AECC's certificate product payments received and certificate surrenders paid for each of the three years ended December 31, 2004 were (in millions of US dollars):

                                              2004          2003          2002
                                              ----          ----          ----
Single Payment Certificates
     Non-Qualified
        Payments through:
          AEFAI                            $ 1,650.5     $ 1,124.2     $ 1,116.1
          AEBI and AEB                     $ 1,259.4     $ 1,095.4     $   512.6
        Surrenders through:
          AEFAI                            $ 1,022.4     $ 1,039.2     $   865.1
          AEBI and AEB                     $   980.0     $   999.6     $   601.5
     Qualified
        Payments through:
          AEFAI                            $   342.3     $   312.4     $   361.6
        Surrenders through:
          AEFAI                            $   268.9     $   292.6     $   224.1


Installment Payment Certificates
     Through AEFAI

     Non-Qualified
       Payments                            $    32.9     $    38.6     $    40.8
       Surrenders                          $    41.7     $    47.9     $    57.2
     Qualified
       Payments                            $     0.5     $     0.6     $     0.3
       Surrenders                          $     0.4     $     0.7     $     0.5

For the year ended December 31, 2004, 38.7 percent of single payment certificate products payments were through AEBI and AEB and 10.5 percent of payments received by AECC on single payment certificate products and 1.5 percent of payments received by AECC on installment certificate products were from tax-qualified certificate products for use in IRAs, 401(k) plans, and other qualified retirement plans.

The certificates offered by AEFAI are sold pursuant to a distribution agreement which is terminable on sixty days' notice and is subject to annual approval by AECC's Board of Directors, including a majority of the directors who are not "interested persons" of AEFAI or AECC as that term is defined in the 1940 Act. The distribution agreement provides for the payment of distribution fees to AEFAI for services provided. For the sale of the American Express Investors Certificate and the American Express Stock Market Certificate by AEBI, AEFAI, in turn, has a Selling Agent Agreement with AEBI. For the sale of American Express Stock Market Certificate, AEFAI has a Selling Agent Agreement with Securities America Inc. effective March 10, 1999. For the sale of American Express Equity Indexed Savings Certificates, AEFAI has a Selling Dealer Agreement with Securities America Inc., effective July 31, 2000. For marketing American Express Special Deposits, AECC has a Marketing Agreement with AEB. These agreements are terminable upon sixty days' notice and subject to annual review by directors who are not "interested persons" of AEFAI or AECC except that such annual review is not required for selling agent agreements.

AECC receives advice, statistical data, and recommendations with respect to the acquisition and disposition of securities in its investment portfolio from AEFC, under an investment management agreement, which is subject to annual review and approval by AECC's Board of Directors, including a majority of the directors who are not "interested persons" of AEFC or AECC.

AECC is required to maintain cash and "qualified investments" meeting the standards of Section 28(b) of the 1940 Act, as modified by an order of the Securities and Exchange Commission (the SEC). The amortized cost of such investments must be at least equal to AECC's net liabilities on all outstanding face-amount certificates plus $250,000. So long as AECC wishes to rely on the SEC order, as a condition to the order, AECC has agreed to maintain an amount of unappropriated retained earnings and capital equal to at least 5 percent of net certificate reserves. For these purposes, net certificate reserves means certificate reserves less outstanding certificate loans. In determining compliance with this condition, qualified investments are valued in accordance with the provisions of Minnesota Statutes where such provisions are applicable. AECC's qualified assets consist of cash and cash equivalents, first mortgage loans on real estate and other loans, U.S. government and government agency securities, municipal bonds, corporate bonds, preferred stocks and other securities meeting specified standards. AECC has also entered into a written informal understanding with the State of Minnesota, Department of Commerce, that AECC will maintain capital equal to 5 percent of the assets of AECC (less any loans on outstanding certificates). When computing its capital for these purposes, AECC values its assets on the basis of statutory accounting for insurance companies rather than U.S. generally accepted accounting principles
(GAAP). AECC is subject to annual examination and supervision by the State of Minnesota, Department of Commerce (Banking Division).

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item omitted pursuant to General Instructions I (2)(c) of Form 10-K.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

There is no market for AECC's common stock since it is a wholly-owned subsidiary of AEFC and, indirectly, of American Express Company. Frequency and amount of capital transactions with AEFC during the past two years were (in millions of dollars):

        For the year ended December 31, 2004:        Dividends     Contributions

        March 31, 2004                               $    10         $      -
        June 30, 2004                                     10                -
        December 31, 2004                                  -             (20)
                                                     --------        ---------
                 Total                               $    20         $   (20)
                                                     ========        =========

        For the year ended December 31, 2003:

        August 8, 2003                               $    30         $      -
        December 15, 2003                                 20                -
                                                     --------        ---------
                 Total                               $    50         $      -
                                                     ========        =========

Restriction on AECC's present or future ability to make return of capital payments or to pay dividends to AEFC:

Certain series of installment certificate products outstanding provide that cash dividends may be paid by AECC only in calendar years for which additional credits of at least 1/2 of 1 percent on such series of certificates have been authorized by AECC. This requirement has been met for 2004 and 2003 by AECC's declaration of additional credits in meeting this requirement. This requirement was also met for 2005.

Appropriated retained earnings resulting from the pre-declaration of additional credits to AECC's certificate product owners are not available for the payment of dividends by AECC. In addition, AECC will discontinue issuance of certificates subject to the pre-declaration of additional credits and will make no further pre-declaration as to outstanding certificates if at any time the capital and unappropriated retained earnings of AECC should be less than 5 percent of net certificate reserves (certificate reserves less certificate loans). At December 31, 2004, the capital and unappropriated retained earnings amounted to 5.6 percent of net certificate reserves.

ITEM 6.  SELECTED FINANCIAL DATA

Item omitted pursuant to General Instructions I (2)(a) of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

American Express Certificate Company's (AECC's) net income is derived primarily from the after-tax yield on investments and realized investment gains (losses), less investment expenses and interest credited on certificate reserve liabilities. Changes in net income trends occur largely due to changes in investment returns, interest crediting rates to certificate products, the mix of fully taxable and tax-advantaged investments in AECC's portfolio and from realization of investment gains (losses). AECC follows U.S. generally accepted accounting principles (GAAP).

Net income in 2004 decreased $3.3 million, or 6.3 percent, reflecting an increase in investment expenses which was mainly due to the write-off of previously deferred distribution fees paid to AEFC. Net income in 2003 increased $6.8 million, or 14.8 percent, reflecting increased investment income, increased gross realized gains and decreased gross realized losses on sale of investments, partially offset by slightly higher investment expenses and a higher provision for certificate reserves.

In 2004, investment income increased $1.4 million, or 0.5 percent, reflecting a slight increase in investment income from available-for-sale securities offset by a decrease in net pre-tax gains on equity index options due to the effect of lower appreciation in the S&P 500 on the value of options hedging outstanding stock market certificates compared to 2003. In 2003, investment income increased $43.1 million, or 19.5 percent, reflecting a $66.0 million increase in net pre-tax gains on equity index options, partially offset by lower investment portfolio yields. The increase in net pre-tax gains on equity index options was due to the effect of appreciation in the S&P 500 on the value of options economically hedging stock market certificate products.

In 2004, provision for certificate reserves decreased $1.5 million or 1.1 percent reflecting lower appreciation in the S&P 500. In 2003, provision for certificate reserves increased $41.2 million or 41.1 percent reflecting the effect on stock market certificates of appreciation in the S&P 500 during 2003 versus depreciation during 2002, partially offset by lower interest crediting rates on the interest rate sensitive portion of AECC's certificate product portfolio.

AECC's gross realized gains on sales of securities classified as Available-for-Sale, using the specific identification method, were $6.1 million and $47.1 million for the years ended December 31, 2004 and 2003, respectively. Gross realized losses on sales were ($1.1 million) and ($2.8 million) for the same periods. AECC also recognized losses of ($0.6 million) and ($36.0 million) in other-than-temporary impairments on Available-for-Sale securities for the years ended December 31, 2004 and 2003, respectively.

Certain Critical Accounting Policies

AECC's significant accounting policies are described in Note 1 to the Financial Statements. The following provides a description of the critical accounting policy on investment securities valuation that is important to the Financial Statements.

Investment securities valuation

Generally, investment securities are carried at fair value on the balance sheet with unrealized gains (losses) recorded in accumulated other comprehensive income (loss) within equity, net of income tax provisions (benefits). At December 31, 2004, AECC had net unrealized pretax gains on

Available-for-Sale securities of $21.8 million. Gains and losses are recognized in results of operations upon disposition of the securities. In addition, losses are recognized when management determines that a decline in value is other-than-temporary, which requires judgment regarding the amount and timing of recovery. Indicators of other-than-temporary impairment for debt securities include issuer downgrade, default or bankruptcy. AECC also considers the extent to which cost exceeds fair value, the duration and size of that gap, and management's judgment about the issuer's current and prospective financial condition. As of December 31, 2004, there were $31.9 million in gross unrealized losses that related to $2.7 billion of securities, of which only $321.6 million has been in a continuous unrealized loss position for twelve months or more. As part of its ongoing monitoring process, management has determined that substantially all of the gross unrealized losses on these securities is attributable to changes in interest rates. Additionally, AECC has the ability and intent to hold these securities for a time sufficient to recover its amortized cost and has, therefore, concluded that none of these securities is other-than-temporarily impaired at December 31, 2004.

Liquidity and Capital Resources

AECC's principal sources of cash are receipts from sales of face-amount certificate products and cash flows from investments. AECC's principal uses of cash are payments to certificate product owners for matured and surrendered certificates, purchases of investments, and return of capital or dividend payments to AEFC.

Cash received from sales of certificates totaled $3.3 billion, $2.6 billion and $2.0 billion for the three years ended December 31, 2004, respectively. Certificate maturities and cash surrenders totaled $2.4 billion, $2.4 billion and $1.8 billion for the three years ended December 31, 2004, respectively.

AECC, as an issuer of face-amount certificates, is impacted by significant changes in interest rates as interest crediting rates on certificate products generally reset at shorter intervals than the change in the yield on AECC's investment portfolio. The specified maturities of most of AECC's certificate products range from ten to twenty years. Within that maturity period, most certificates have interest crediting rate terms ranging from one to thirty-six months. Interest crediting rates are subject to change and certificate product owners can surrender their certificates without penalty at term end. AECC has investment certificate obligations totaling $5.9 billion of which $5.4 billion have terms ending in 2005, $0.3 billion have terms ending in 2006 and $0.2 billion have terms ending in 2007. Contractholders have the right to redeem the investment certificates earlier and at their discretion subject to a surrender charge. Redemptions are most likely to occur in periods of dramatic increases in interest rates. AECC has investments in mortgage and asset-backed securities, and to a lesser extent, intermediate term corporate debt securities. AECC enters into interest rate swap contracts that effectively lengthen the rate reset interval on certificate products. As a result of interest rate fluctuations, the amount of interest paid on hedged liabilities will positively or negatively impact reported earnings. Income or loss on the derivative instruments that are linked to the hedged liabilities will generally offset the effect of this impact. The Company views this strategy as a prudent management of interest rate sensitivity, such that earnings are not exposed to undue risk presented by changes in interest rates. Also, on three series of AECC's certificates, interest is credited to certificate products based upon the relative change in a major stock market index between the beginning and end of the certificates' terms. To meet the obligations related to the provisions of these equity market sensitive certificates, AECC purchases and writes index call options on a major stock market index and, from time to time, enters into futures contracts.

AECC's investment program is designed to maintain an investment portfolio that will produce the competitive portfolio yields within acceptable risk and liquidity parameters. AECC's investment program considers investment securities as investments acquired to meet anticipated certificate owner obligations.

Debt   securities   and   marketable   equity   securities   are  classified  as
Available-for-Sale and are carried at fair value. The Available-for-Sale classification does not mean AECC expects to sell these securities, but rather these securities are available to meet possible liquidity needs should there be significant changes in market interest rates or certificate owner redemptions.

At December 31, 2004, securities classified as Available-for-Sale were carried, in the aggregate, at a fair market value of $5.6 billion. Based on amortized costs, fixed maturity securities comprise 92 percent of AECC's total investment portfolio. Of these securities, 96 percent are investment grade. Investments primarily include mortgage and asset-backed securities and corporate debt securities. AECC's corporate debt securities are a diverse portfolio with concentrations in the following industries: banking and finance, utilities, communications, food processing and retail. Other than U.S. Government Agency mortgage-backed securities, no one issuer represents more than 1 percent of AECC's total investment portfolio.

AECC paid AEFC return of capital amounts of $20 million and $50 million during 2004 and 2003, respectively. In addition, AEFC paid AECC a capital contribution of $20 million during the fourth quarter of 2004.

Cash used in investing activities was $1,130.2 million and $522.5 million in 2004 and 2003, respectively. This change was primarily due to the decrease in sales and maturities and redemptions of Available-for-Sale investments partially offset by the increase in the amount due to brokers.

Cash provided by financing activities was $1,050.2 million and $246.8 million in 2004 and 2003, respectively. This increase primarily resulted from an increase in the payments received from certificate owners and lower amounts of return of capital paid to American Express Financial Corporation.

Impact of Market Volatility on Results of Operations

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

AECC primarily invests in mortgage and asset-backed securities, and intermediate term corporate debt securities to provide its certificate owners with a competitive rate of return on their certificate while managing risk. These investments provide AECC with a historically dependable and targeted margin between the interest rate earned on investments and the interest rate credited to certificate owners' accounts. AECC does not invest in securities to generate short-term trading profits for its own account.

AEFC's Asset Liability Committee (ALCO), which is comprised of senior business managers, holds regular scheduled meetings to review models projecting various interest rate scenarios and risk/return measures and their effect on various portfolios managed by AEFC, including that of AECC. AECC's Board of Directors has appointed the ALCO as the investment committee of AECC. The ALCO's objectives are to structure AECC's portfolio of investment securities based upon the type and behavior of the certificates in the certificate reserve liabilities, to achieve targeted levels of profitability within defined risk parameters and to meet certificate contractual obligations. Part of the committee's strategy includes entering into interest rate swaps to hedge interest rate risk.

AECC is exposed to risk associated with fluctuating interest payments from certain certificate products tied to the London Interbank Offering Rate (LIBOR). As such, certificate product interest crediting rates reset at shorter intervals than the changes in the investment portfolio yield related to new investments and reinvestments. Therefore, AECC's spreads may be negatively impacted by increases in the general level of interest rates. AECC hedges the risk of rising interest rates by entering into pay-fixed, receive-variable (LIBOR-based) interest rate swaps that convert fluctuating crediting rate payments to fixed payments, effectively protecting AECC from unfavorable interest rate movements. The interest rate swaps are treated as cash flow hedges per Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". At December 31, 2004, AECC had $300 million notional of interest rate swaps expiring by February 2005.

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

The negative impact on AECC's annual pretax income of a 100 basis point increase in interest rates, which assumes certificate product interest crediting rate reset intervals and customer behavior based on the application of proprietary models, to the book of business at December 31,

2004 and 2003, would be $9.8 million and $11.8 million, respectively. A 10 percent decrease in the level of a major stock market index would have a minimal impact on AECC's annual pretax income related as of December 31, 2004 and 2003, because the income effect is a decrease in option related income and a corresponding decrease in interest credited to the American Express Stock Market Certificate, American Express Market Strategy Certificate and American Express Equity Indexed Savings Certificates product owners' accounts.

The ratio of shareholder's equity, excluding accumulated other comprehensive income (loss) net of tax, to total assets less certificate loans and net unrealized gains (losses) on securities classified as Available-for-Sale (the Capital-to-Assets Ratio) at December 31, 2004 and 2003, was 5.2 percent and 5.4 percent, respectively. In accordance with an informal agreement established with the Commissioner of Commerce for the State of Minnesota, AECC has agreed to maintain at all times a minimum Capital-to-Assets Ratio of 5 percent. In addition, AECC is required to maintain cash and "qualified investments" meeting the standards of Section 28(b) of the 1940 Act, as modified by an order of the SEC. The amortized cost of such investments must be at least equal to AECC's net liabilities on all outstanding face-amount certificates plus $250,000. So long as AECC wishes to rely on the SEC order, as a condition to the order, AECC has agreed to maintain an amount of unappropriated retained earnings and capital equal to at least 5 percent of net certificate reserves.

Other Reporting Matters

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), as revised, which addresses consolidation by business enterprises of variable interest entities (VIEs) and was subsequently revised in December 2003. In general, FIN 46 requires a VIE to be consolidated when an enterprise has a variable interest for which it is deemed to be the primary beneficiary which means that it will absorb a majority of the VIE's expected losses or receive a majority of the VIE's expected residual return.

During 2003, FIN 46 did not impact the accounting for $27 million in a minority-owned secured loan trust (SLT) or $6 million in a collateralized debt obligation traunche (solely supported by a portfolio of high yield bonds), both of which were managed by third parties, as AECC was not the primary beneficiary. AECC had a 33 percent ownership interest in the SLT, which provided returns to investors primarily based on the performance of an underlying portfolio of high yield loans. The aggregate fair value of the loans related to AECC's pro rata share of this structure was $92.5 million. During 2004, the minority-owned secured loan trust and the CDO were both liquidated.

In November 2003, the FASB ratified a consensus on the disclosure provisions of Emerging Issues Task Force Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" (EITF 03-1). AECC complied with the disclosure provisions of this rule in its Annual Report on Form 10-K for the year ended December 31, 2003. In March 2004, the FASB reached a consensus regarding the application of a three-step impairment model to determine whether investments accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and other cost method investments are other-than-temporarily impaired. However, with the issuance of FSP EITF 03-1-1 on September 30, 2004, the provisions of the consensus relating to the measurement and recognition of other-than-temporary impairments will be deferred pending further clarification from the FASB. The remaining provisions of this rule, which primarily relate to disclosure requirements, are required to be applied prospectively to all current and future investments accounted for in accordance with SFAS No. 115 and other cost method investments. The Company will evaluate the potential impact of EITF 03-1 after the FASB completes its reassessment.

Forward-Looking Statements

Certain statements in Item 7. of this Form 10-K Annual Report contain forward-looking statements, which are subject to risks and uncertainties. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "may," "should," "could," "would," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. AECC undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: AECC's ability to successfully implement a business model that allows for significant net income growth based on revenue growth that is lower than historical levels, including the ability to improve its operating expense to revenue ratio both in the short-term and over time, which will depend in part on the effectiveness of reengineering and other cost control initiatives, as well as factors impacting AECC's revenues; AECC's ability to grow its business, over time, which will depend on AECC's ability to manage its capital needs and the effect of business mix; the ability to increase investment spending, which will depend in part on the equity markets and other factors affecting revenues, and the ability to capitalize on such investments to improve business metrics; the accuracy of certain critical accounting estimates, including the fair value of the assets in AECC's investment portfolio (including those investments that are not readily marketable), fluctuation in the equity and fixed income markets, which can affect the amount and types of certificate products sold by AECC, potential deterioration in AECC's high-yield and other investments, which could result in further losses in AECC's investment portfolio; the ability of AECC to sell certain high-yield investments at expected values and within anticipated timeframes and to maintain its high-yield portfolio at certain levels in the future; and spreads in the certificate businesses; credit trends and the rate of bankruptcies, which can affect returns on AECC's investment portfolios; fluctuations in foreign currency exchange rates, which could affect commercial activities, among other businesses, or restrictions on convertibility of certain currencies; changes in laws or government regulations, including tax laws affecting AECC's businesses or that may affect the sales of the products and services that it offers, and regulatory activity in the areas of customer privacy, consumer protection, business continuity and data protection; the adoption of recently issued accounting rules related to the consolidation of variable interest entities, including those involving collateralized debt obligations and secured loan trusts, that AECC invests in, which could affect both AECC's balance sheet and results of operations; and outcomes and costs associated with litigation and compliance and regulatory matters. A further description of these and other risks and uncertainties can be found in AECC's other reports filed with the SEC.

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

                                    PART III

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board of Directors of American Express Company has appointed Ernst & Young LLP (Ernst & Young) as independent auditors to audit the consolidated financial statements of AECC for the year ended December 31, 2004 and 2005.

Audit fees

The aggregate fees billed or to be billed by Ernst & Young for each of the last two years for professional services rendered for the audit of AECC's annual financial statements and services that were provided in connection with statutory and regulatory filings were $113,000 for 2004 and $160,000 for 2003.

Audit-related fees

AECC was not billed by Ernst & Young for any fees for audit-related services for 2004 or 2003.

Tax fees

AECC was not billed by Ernst & Young for any tax fees for 2004 or 2003.

All other fees

AECC was not billed by Ernst & Young for any other fees for 2004 or 2003.

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

In addition, the charter of AECC's Audit Committee requires pre-approval of any engagement, including the fees and other compensation, of Ernst & Young (1) to provide any services to AECC and prohibits the performance of certain specified non-audit services, and (2) to provide any non-audit services to AEFC or any affiliate of AEFC that controls, is controlled by, or under common control with AEFC. Certain exceptions apply to the pre-approval requirement.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.  Financial Statements:

             See Index to Financial Statements on page F-1 hereof.

         2.  Financial Statement Schedules:

             See Index to Financial Statements on page F-1 hereof.

         3.  Exhibits:

             See Exhibit Index on pages E-1 through E-4 hereof.


(b)      Reports on Form 8-K:

         There were no reports on Form 8-K filed by AECC during the quarterly period ended December 31, 2004.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT                              American Express Certificate Company

BY                                      /s/ Paula R. Meyer
                                        ------------------
NAME AND TITLE                              Paula R. Meyer, President
DATE                                        March 14, 2005

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY                                      /s/ Paula R. Meyer
                                        ------------------
NAME AND TITLE                              Paula R. Meyer, President and
                                            Director
                                            (Principal Executive Officer)
DATE                                        March 14, 2005


BY                                      /s/ Brian J. McGrane
                                        ------------------------
NAME AND TITLE                              Brian J. McGrane, Vice President
                                            and Chief Financial Officer
                                            (Principal Financial Officer)
DATE                                        March 14, 2005


BY                                      /s/ David K. Stewart
                                        --------------------
NAME AND TITLE                              David K. Stewart, Vice President
                                            and Controller
                                            (Principal Accounting Officer)
DATE                                        March 14, 2005


BY                                      /s/ Rodney P. Burwell*
                                        ----------------------
NAME AND TITLE                              Rodney P. Burwell, Director
DATE                                        March 14, 2005



BY                                      /s/ Jean B. Keffeler*
                                        -------------------------
NAME AND TITLE                              Jean B. Keffeler, Director
DATE                                        March 14, 2005

BY                                      /s/ Thomas R. McBurney*
                                        ----------------------------
NAME AND TITLE                              Thomas R. McBurney, Director
DATE                                        March 14, 2005

BY                                      /s/ Karen M. Bohn*
                                        ----------------------
NAME AND TITLE                              Karen M. Bohn, Director
DATE                                        March 14, 2005



*By /s/ Paula R. Meyer
    --------------------
Name:   Paula R. Meyer

Executed by Paula R. Meyer on behalf of those indicated pursuant to a Power of Attorney dated February 22, 2005, filed electronically herewith as Exhibit 24(a).




--------------------------------------------------------------------------------

Index to Financial Statements and Schedules

Financial Statements:

Part I.  Financial Information:

         Item 1. Financial Statements

                 Responsibility of Management                                F-2

                 Report of Independent Registered Public Accounting Firm     F-3

                 Balance Sheets - December 31, 2004 and 2003           F-4 - F-5

                 Statements of Operations - Years ended December
                 31, 2004, 2003 and 2002                               F-6 - F-7

                 Statements of Cash Flows - Years ended December
                 31, 2004, 2003 and 2002                                     F-8

                 Statements of Comprehensive Income - Years ended
                 December 31, 2004, 2003 and 2002                            F-9

                 Statements of Shareholder's Equity - Years ended
                 December 31, 2004, 2003 and 2002                           F-10

                 Notes to Financial Statements                       F-11 - F-30

Schedule No.:

         Financial Schedules:

I        Investments in Securities of Unaffiliated Issuers,
         December 31, 2004
                                                                     F-31 - F-45
II       Investments in and Advances to Affiliates and Income
         thereon, December 31, 2004, 2003 and 2002                   F-46 - F-47

III      Mortgage Loans on Real Estate and Interest earned on
         Mortgages, year ended December 31, 2004                     F-48 - F-51

V        Qualified Assets on Deposit, December 31, 2004                     F-52

VI       Certificate Reserves, year ended December 31, 2004          F-53 - F-70

VII      Valuation and Qualifying Accounts, years ended
         December 31, 2004, 2003 and 2002                                   F-71

Schedules I, III, V and VI for the years ended December 31, 2003 and 2002 are included in Registrant's Annual Reports on Form 10-K, and are incorporated herein by reference.

All other Schedules required by Article 6 of the Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

American Express Certificate Company

Responsibility of Management

The management of American Express Certificate Company (AECC) is responsible for the preparation and fair presentation of its Financial Statements, which have been prepared in conformity with U.S. generally accepted accounting principles; and include amounts based on the best judgment of management. AECC's management is also responsible for the accuracy and consistency of other financial information included in this filing.

In recognition of its responsibility for the integrity and objectivity of data in the financial statements, AECC maintains a system of internal control over financial reporting which is designed to provide reasonable, but not absolute, assurance with respect to the reliability of AECC's financial statements. The concept of reasonable assurance is based on the notion that the cost of internal control system should not exceed the benefits derived.

The internal control system is founded on an ethical climate and includes: (i) an organizational structure with clearly defined lines of responsibility, policies and procedures; (ii) a Code of Conduct; and (iii) a careful selection and training of employees. Internal auditors monitor and assess the effectiveness of internal control system and report their findings to management and the Board of Directors throughout the year. AECC's independent auditors are engaged to express an opinion on the year-end financial statements and, with the coordinated support of the internal auditors, review the financial records and related data and test internal control system over financial reporting to the extent they believed necessary to support their report.

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
American Express Certificate Company

We have audited the accompanying balance sheets of American Express Certificate Company (the Company), a wholly-owned subsidiary of American Express Financial Corporation, as of December 31, 2004 and 2003, and the related statements of operations, comprehensive income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also include the financial statement schedules listed in the index at Item 8. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of December 31, 2004 and 2003, by correspondence with the custodian. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2004 and 2003, the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepting accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ ERNST & YOUNG LLP
Minneapolis, Minnesota
February 18, 2005

Balance Sheets

AMERICAN EXPRESS CERTIFICATE COMPANY



December 31, (Thousands, except share amount)                                         2004            2003
-------------------------------------------------------------------------------------------------------------
Assets

Qualified Assets (Note 2)
-------------------------------------------------------------------------------------------------------------
Investments in unaffiliated issuers (Note 3):
  Cash and cash equivalents                                                     $     35,212    $     25,099
  Available-for-Sale securities                                                    5,603,789       4,509,726
  First mortgage loans on real estate and other loans                                461,211         469,309
  Certificate loans - secured by certificate reserves                                 13,006          15,606
-------------------------------------------------------------------------------------------------------------

Total investments                                                                  6,113,218       5,019,740
-------------------------------------------------------------------------------------------------------------

Receivables:
  Dividends and interest                                                              42,162          36,007
  Investment securities sold                                                           3,699           7,946
-------------------------------------------------------------------------------------------------------------

Total receivables                                                                     45,861          43,953
-------------------------------------------------------------------------------------------------------------

Equity index options (Note 9)                                                        116,285         153,162
-------------------------------------------------------------------------------------------------------------

Total qualified assets                                                             6,275,364       5,216,855
-------------------------------------------------------------------------------------------------------------

Other Assets
-------------------------------------------------------------------------------------------------------------

Due from AEFC for federal income taxes                                                     -          22,963
Deferred taxes, net (Note 8)                                                          34,483           9,321
Due from other affiliates                                                              1,939               -
Deferred distribution fees and other                                                       -           6,453
-------------------------------------------------------------------------------------------------------------

Total other assets                                                                    36,422          38,737
-------------------------------------------------------------------------------------------------------------

Total assets                                                                    $  6,311,786    $  5,255,592
-------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements

Balance Sheets (continued)

AMERICAN EXPRESS CERTIFICATE COMPANY

December 31, (Thousands, except share amount)                                         2004             2003
-------------------------------------------------------------------------------------------------------------
Liabilities and Shareholder's Equity

Liabilities
-------------------------------------------------------------------------------------------------------------
Certificate Reserves (Note 5):
  Installment certificates:
    Reserves to mature                                                          $    116,637    $    146,052
    Additional credits and accrued interest                                            3,092           3,514
    Advance payments and accrued interest                                                474             499
    Other                                                                                  2              32
  Fully paid certificates:
    Reserves to mature                                                             5,666,939       4,573,514
    Additional credits and accrued interest                                           48,053          64,114
  Due to unlocated certificate holders                                                    46              92
-------------------------------------------------------------------------------------------------------------
Total certificate reserves                                                         5,835,243       4,787,817
-------------------------------------------------------------------------------------------------------------

Accounts Payable and Accrued Liabilities:
  Due to AEFC (Note 7)                                                                 1,190             880
  Due to other affiliates (Note 7)                                                       687             560
  Current taxes payable (Note 8)                                                      16,096               -
  Payable for investment securities purchased                                         25,541           9,173
  Equity index options and other liabilities (Note 9)                                 89,960         133,949
-------------------------------------------------------------------------------------------------------------

Total accounts payable and accrued liabilities                                       133,474         144,562
-------------------------------------------------------------------------------------------------------------

Total liabilities                                                                  5,968,717       4,932,379
-------------------------------------------------------------------------------------------------------------

Commitments (Note 4)
-------------------------------------------------------------------------------------------------------------

Shareholder's Equity (Note 6)
-------------------------------------------------------------------------------------------------------------
Common stock, $10 par - authorized and issued 150,000 shares                           1,500           1,500
Additional paid-in capital                                                           323,844         323,844
Retained earnings:
  Appropriated for pre-declared additional credits and interest                          549             184
  Appropriated for additional interest on advance payments                                15              15
  Unappropriated                                                                       2,712         (46,556)
Accumulated other comprehensive income  - net of tax (Note 1)                         14,449          44,226
-------------------------------------------------------------------------------------------------------------

Total shareholder's equity                                                           343,069         323,213
-------------------------------------------------------------------------------------------------------------

Total liabilities and shareholder's equity                                      $  6,311,786    $  5,255,592
-------------------------------------------------------------------------------------------------------------


See Notes to Financial Statements

Statements of Operations

AMERICAN EXPRESS CERTIFICATE COMPANY

Years ended December 31, (Thousands)                                               2004           2003         2002
----------------------------------------------------------------------------------------------------------------------
Investment Income
Interest income from unaffiliated investments:
  Available-for-Sale securities                                               $  213,125     $  204,932    $  227,609
  Mortgage loans on real estate and other loans                                   26,232         27,093        27,719
  Certificate loans                                                                  772            933         1,095
Dividends                                                                          3,348          5,074         9,949
Equity index options (Note 9)                                                     25,639         29,538       (36,421)
Interest rate swap agreements (Note 9)                                            (5,367)        (5,301)       (9,780)
Other                                                                              1,879          1,969           980
----------------------------------------------------------------------------------------------------------------------

Total investment income                                                          265,628        264,238       221,151
----------------------------------------------------------------------------------------------------------------------

Investment Expenses
AEFC and affiliated company fees (Note 7):
  Distribution                                                                    37,960         29,731        29,762
  Investment advisory and services                                                10,940         10,436         9,980
  Transfer agent                                                                   3,522          3,378         3,203
  Depository                                                                         414            349           321
Other                                                                              1,162            523           360
----------------------------------------------------------------------------------------------------------------------

Total investment expenses                                                         53,998         44,417        43,626
----------------------------------------------------------------------------------------------------------------------

Net investment income before provision for certificate reserves
and income tax benefit                                                        $  211,630     $  219,821    $  177,525

See Notes to Financial Statements

Statements of Operations (continued)

AMERICAN EXPRESS CERTIFICATE COMPANY

Years ended December 31, (Thousands)                                              2004           2003          2002
----------------------------------------------------------------------------------------------------------------------
Provision for Certificate Reserves (Note 5)
According to the terms of the certificates:
  Provision for certificate reserves                                          $    6,416     $    6,043    $    7,888
  Interest on additional credits                                                     348            425           543
  Interest on advance payments                                                        16             17            19
Additional credits/interest authorized by AECC:
  On fully paid certificates                                                     131,888        132,975        88,201
  On installment certificates                                                      2,650          3,379         4,757
----------------------------------------------------------------------------------------------------------------------

Total provision for certificate reserves before reserve recoveries               141,318        142,839       101,408
Reserve recoveries from terminations prior to maturity                            (1,360)        (1,356)       (1,156)
----------------------------------------------------------------------------------------------------------------------

Net provision for certificate reserves                                           139,958        141,483       100,252
----------------------------------------------------------------------------------------------------------------------

Net investment income before income tax expense                                   71,672         78,338        77,273
Income tax expense (Note 8)                                                      (25,040)       (27,296)      (24,866)
----------------------------------------------------------------------------------------------------------------------

Net investment income                                                             46,632         51,042        52,407
----------------------------------------------------------------------------------------------------------------------

Net realized gain (loss) on investments
 Securities of unaffiliated issuers before income tax
    benefit (expense)                                                              4,616          2,944        (9,899)
 Income tax (expense) benefit (Note 8)                                            (1,615)        (1,031)        3,631
----------------------------------------------------------------------------------------------------------------------

Net realized gain (loss) on investments                                            3,001          1,913        (6,268)
----------------------------------------------------------------------------------------------------------------------


Net income                                                                    $   49,633     $   52,955    $   46,139
----------------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements

Statements of Cash Flows

AMERICAN EXPRESS CERTIFICATE COMPANY


Years Ended December 31, (Thousands)                                          2004               2003             2002
-------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income                                                                $       49,633     $    52,955    $      46,139

Adjustments to reconcile net income to net
  cash provided by operating activities:
    Interest added to certificate loans                                             (530)           (630)            (738)
    Amortization of premiums, accretion of discounts, net                         17,915          14,907           (2,426)
    Deferred taxes, net                                                           (9,127)        (38,877)          (3,288)
    Net realized (gain) loss on investments before income tax
    provision                                                                     (4,616)         (2,944)           9,899
    Changes in other operating assets and liabilities:
      Deferred distribution fees, net                                              6,453            (479)           1,801
      Equity index options purchased and written, net                               (946)          44,273          13,306
      Dividends and interest receivable                                           (6,155)         (1,893)           4,184
      Due to American Express Financial Corporation - federal
      income taxes                                                                37,553               -            3,908
      Other assets and liabilities, net                                             (114)         (6,856)          (9,911)
-------------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                         90,066          60,456           62,874
-------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
Available-for-Sale investments:
  Sales                                                                          124,575       1,132,131          887,193
  Maturities and redemptions                                                     842,427       1,305,953        1,111,493
  Purchases                                                                   (2,126,951)     (2,626,239)      (2,228,071)
Other investments:
  Sales                                                                           25,022          16,972           59,515
  Maturities and redemptions                                                     128,463         117,159           39,195
  Purchases                                                                     (144,660)       (231,478)        (210,061)
Certificate loans:
  Payments                                                                         1,902           2,805            2,919
  Fundings                                                                       (1,558)          (1,553)          (2,085)
Changes in amounts due to and from brokers, net                                   20,615        (238,262)          97,482
-------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                         (1,130,165)       (522,512)        (242,420)
-------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
Payments from certificate owners                                               3,285,610       2,571,209        2,031,414
Net provision for certificate reserves                                           139,958         141,483          100,252
Certificate maturities and cash surrenders                                    (2,375,356)     (2,415,860)      (1,788,995)
Payment of capital from American Express Financial Corporation                    20,000               -                -
Return of capital to American Express Financial Corporation                      (20,000)        (50,000)         (10,000)
-------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                      1,050,212         246,832          332,671
-------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                              10,113        (215,224)         153,125
Cash and cash equivalents at beginning of year                                    25,099         240,323           87,198
-------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                                  $       35,212     $    25,099    $     240,323
-------------------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements

Statements of Comprehensive Income

AMERICAN EXPRESS CERTIFICATE COMPANY


Years Ended December 31, (Thousands)                                              2004            2003              2002
--------------------------------------------------------------------------------------------------------------------------
Net income                                                                   $    49,633     $    52,955    $      46,139
--------------------------------------------------------------------------------------------------------------------------

Other comprehensive (loss) income net of tax

--------------------------------------------------------------------------------------------------------------------------

Unrealized (losses) gains on Available-for-Sale securities:
   Unrealized holding (losses) gains arising during period                       (47,844)        (52,669)          82,904
   Income tax benefit (provision)                                                 16,745          18,434          (29,016)
--------------------------------------------------------------------------------------------------------------------------
   Net unrealized holding (losses) gains arising during the period               (31,099)        (34,235)          53,888

--------------------------------------------------------------------------------------------------------------------------

   Reclassification adjustment for (gains) losses included in net
   income                                                                         (4,395)         (8,260)           8,142
   Income tax provision (benefit)                                                  1,538           2,891           (2,850)
--------------------------------------------------------------------------------------------------------------------------
   Net reclassification adjustment for (gains) losses included in net
   income                                                                         (2,857)         (5,369)           5,292
--------------------------------------------------------------------------------------------------------------------------

Net unrealized (losses) gains on Available-for-Sale securities                   (33,956)        (39,604)          59,180
--------------------------------------------------------------------------------------------------------------------------

Unrealized gains (losses) on interest rate swaps:
   Unrealized gains (losses) arising during the period                             1,062          (4,579)          (8,141)
   Income tax (benefit) provision                                                   (372)          1,603            2,849
--------------------------------------------------------------------------------------------------------------------------
   Net unrealized holding gains (losses) arising during the period                   690          (2,976)          (5,292)
--------------------------------------------------------------------------------------------------------------------------

   Reclassification adjustment for gains included in net income                    5,367           5,300            9,780
   Income tax benefit                                                             (1,878)         (1,855)          (3,423)
--------------------------------------------------------------------------------------------------------------------------
   Net reclassification adjustment for losses included in net income               3,489           3,445            6,357
--------------------------------------------------------------------------------------------------------------------------

Net unrealized gains on interest rate swaps                                        4,179             469            1,065
--------------------------------------------------------------------------------------------------------------------------

Net other comprehensive (loss) income                                            (29,777)        (39,135)          60,245
----------------------------------------------------------------------------------------------------------- --------------

Total comprehensive income                                                   $    19,856     $    13,820    $     106,384
--------------------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements

Statements of Shareholder's Equity

AMERICAN EXPRESS CERTIFICATE COMPANY

Years Ended December 31, (Thousands)                                              2004            2003             2002
--------------------------------------------------------------------------------------------------------------------------
Common Stock                                                                  $    1,500     $     1,500    $       1,500
--------------------------------------------------------------------------------------------------------------------------

Additional Paid-in Capital

Balance at beginning of year                                                  $  323,844     $   373,844    $     383,844
Receipt of capital from Parent                                                    20,000               -                -
Return of capital to Parent                                                      (20,000)        (50,000)         (10,000)
--------------------------------------------------------------------------------------------------------------------------

Balance at end of year                                                        $  323,844     $   323,844    $     373,844
--------------------------------------------------------------------------------------------------------------------------

Retained Earnings
Appropriated for pre-declared additional credits/interest
(Note 5)
Balance at beginning of year                                                  $      184     $       811    $       1,123
Transferred from (to) unappropriated retained earnings                               365            (627)            (312)
--------------------------------------------------------------------------------------------------------------------------

Balance at end of year                                                        $      549     $       184    $         811
--------------------------------------------------------------------------------------------------------------------------

Appropriated for additional interest on advance payments                      $       15     $        15    $          15
--------------------------------------------------------------------------------------------------------------------------

Unappropriated (Note 6)
Balance at beginning of year                                                  $  (46,556)    $  (100,142)   $    (146,593)
Net income                                                                        49,633          52,955           46,139
Transferred (to) from appropriated retained earnings                               (365)             627              312
Other                                                                                  -               4                -
--------------------------------------------------------------------------------------------------------------------------

Balance at end of year                                                        $     2,712    $   (46,556)   $    (100,142)
--------------------------------------------------------------------------------------------------------------------------

Accumulated other comprehensive income - net of tax
Balance at beginning of year                                                  $   44,226     $    83,361    $      23,116
Net other comprehensive (loss) income                                            (29,777)        (39,135)          60,245
--------------------------------------------------------------------------------------------------------------------------

Balance at end of year                                                        $   14,449     $    44,226    $      83,361
--------------------------------------------------------------------------------------------------------------------------


Total shareholder's equity                                                    $  343,069     $   323,213    $     359,389
--------------------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements

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

As of December 31, 2004, AECC offered nine different certificate products to the public. AECC is impacted by significant changes in interest rates as interest crediting rates on certificate products generally reset at shorter intervals than the change in the yield on AECC's investment portfolio. The specified maturities of most of AECC's certificate products range from ten to twenty years. Within that maturity period, most certificates have interest crediting rate terms ranging from one to thirty-six months. Interest crediting rates are subject to change and certificate product owners can surrender their certificates without penalty at term end. In addition, three types of certificate products have interest tied, in whole or in part, to a broad-based stock market index. Except for two types of certificate products, all of the certificates are available as qualified investments for Individual Retirement Accounts, 401(k) plans and other qualified retirement plans.

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

Basis of financial statement presentation

The accompanying financial statements are presented in accordance with U.S. generally accepted accounting principles. AECC uses the equity method of accounting for its wholly-owned unconsolidated subsidiary, Investors Syndicate Development Corporation, as prescribed by the Securities and Exchange Commission
(SEC) for non-investment company subsidiaries. Certain reclassifications of prior period amounts have been made to conform to the current presentation.

Accounting estimates are an integral part of the Financial Statements. In part, they are based upon assumptions concerning future events. Among the more significant is investment securities valuation as discussed in Note 3. These accounting estimates reflect the best judgment of management and actual results could differ.

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

Preferred stock dividend income

AECC recognizes dividend income from cumulative redeemable preferred stocks with fixed maturity amounts on an accrual basis similar to that used for recognizing interest income on debt securities. Dividend income from perpetual preferred stock is recognized on an ex-dividend date basis.

Cash and cash equivalents

AECC has defined cash and cash equivalents as cash in banks and highly liquid investments with original maturities of ninety days or less.

Available-for-Sale investments

Debt securities and marketable equity securities are classified as Available-for-Sale and carried at fair value. Unrealized gains (losses) on securities classified as Available-for-Sale are reflected, net of taxes, in accumulated other comprehensive income as part of Shareholder's Equity.

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

Fair value is generally based on quoted market prices. However, AECC's investment portfolio contained structured investments of various asset quality as of December 31, 2003, which were not readily marketable. As a result, the carrying values of these structured investments were based on future cash flow projections that required a significant degree of management judgment as to the amount and timing of cash payments, defaults and recovery rates of the underlying investments and as such, are subject to change. The structured investments were called in 2004 and AECC has no exposure as of December 31, 2004.

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

Federal income taxes

AECC's taxable income is included in the consolidated federal income tax return of American Express Company. AECC provides for income taxes on a separate return basis, except that, under an agreement between AEFC and American Express Company, tax benefits are recognized for losses to the extent they can be used in the consolidated return. It is the policy of AEFC and its subsidiaries that AEFC will reimburse its subsidiaries for any tax benefits recorded.

Supplemental Disclosures of Cash Flow Information

Net cash paid for income taxes in 2004, 2003 and 2002 was $6.5 million, ($71.6) million and ($22.2) million, respectively. Certificate maturities and surrenders through loan reductions in 2004, 2003 and 2002 was $2.8 million, $2.4 million and $3.1 million, respectively.

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), as revised, which addresses consolidation by business enterprises of variable interest entities (VIEs) and was subsequently revised in December 2003. In general, FIN 46 requires a VIE to be consolidated when an enterprise has a variable interest for which it is deemed to be the primary beneficiary which means that it will absorb a majority of the VIE's expected losses or receive a majority of the VIE's expected residual return.

During 2003, FIN 46 did not impact the accounting for $27 million in a minority-owned secured loan trust (SLT) or $6 million in a collateralized debt obligation traunche (solely supported by a portfolio of high yield bonds), both of which were managed by third parties, as AECC was not the primary beneficiary. AECC had a 33 percent ownership interest in the SLT, which provided returns to investors primarily based on the performance of an underlying portfolio of high yield loans. The aggregate fair value of the loans related to AECC's pro rata share of this structure was $92.5 million. During 2004, the minority-owned secured loan trust and the CDO were both liquidated.

In November 2003, the FASB ratified a consensus on the disclosure provisions of Emerging Issues Task Force Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" (EITF 03-1). AECC complied with the disclosure provisions of this rule in its Annual Report on Form 10-K for the year ended December 31, 2003. In March 2004, the FASB reached a consensus regarding the application of a three-step impairment model to determine whether investments accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and other cost method investments are other-than-temporarily impaired. However, with the issuance of FSP EITF 03-1-1 on September 30, 2004, the provisions of the consensus relating to the measurement and recognition of other-than-temporary impairments will be deferred pending further clarification from the FASB. The remaining provisions of this rule, which primarily relate to disclosure requirements, are required to be applied prospectively to all current and future investments accounted for in accordance with SFAS No. 115 and other cost method investments. The Company will evaluate the potential impact of EITF 03-1 after the FASB completes its reassessment.


2.  DEPOSIT OF ASSETS AND MAINTENANCE OF QUALIFIED ASSETS

Under the provisions of its certificates and the 1940 Act, AECC was required to have Qualified Assets (as that term is defined in Section 28(b) of the 1940 Act) in the amount of $5.8 billion and $4.8 billion at December 31, 2004 and 2003, respectively. AECC reported Qualified Assets of $6.2 billion and $5.1 billion at December 31, 2004 and 2003, respectively, excluding net unrealized pretax gains on Available-for-Sale securities of $22 million and $74 million at

December 31, 2004 and 2003, respectively, and unsettled investment purchases of $26 million and $9 million at December 31, 2004 and 2003, respectively.

Qualified Assets are valued in accordance with such provisions of Minnesota Statutes as are applicable to investments of life insurance companies. These values are the same as financial statement carrying values, except for debt securities classified as Available-for-Sale and all marketable equity securities, which are carried at fair value in the financial statements but are valued at either amortized cost, market value or par value based on the state requirements for qualified asset and deposit maintenance purposes.

Pursuant to provisions of the certificates, the 1940 Act, the central depository agreement and requirements of various states, qualified assets (accounted for on a trade date basis) of AECC were deposited as follows:

                                                                                  December 31, 2004
                                                              --------------------------------------------------

                                                                                  Required
(Thousands)                                                       Deposits        Deposits           Excess
----------------------------------------------------------------------------------------------------------------
Deposits to meet certificate liability requirements:
Pennsylvania (at market value)                                 $           155  $           100  $           55
Texas, Illinois, New Jersey (at par value)                     $           215  $           185  $           30
Central Depository (at amortized cost)                         $     6,133,903  $     5,791,501  $      342,402
----------------------------------------------------------------------------------------------------------------


                                                                                December 31, 2003
                                                              --------------------------------------------------

                                                                                  Required
(Thousands)                                                       Deposits        Deposits           Excess
-----------------------------------------------------------------------------------------------------------------
Deposits to meet certificate liability requirements:
Pennsylvania (at market value)                                 $           162  $           100  $           62
Texas, Illinois, New Jersey (at par value)                     $           215  $           185  $           30
Central Depository (at amortized cost)                         $     5,004,553  $     4,742,572  $      261,981
----------------------------------------------------------------------------------------------------------------

The assets on deposit with the central depository at December 31, 2004 and 2003 consisted of securities and other loans having a deposit value of $5.7 billion and $4.6 billion, respectively, mortgage loans on real estate of $322 million and $331 million, respectively, and other investments of $81 million and $74 million, respectively. Additionally, these assets on deposit include unsettled purchases of investments in the amount of $26 million and $9 million at December 31, 2004 and 2003, respectively.

American Express Trust Company, the custodian for AECC, is the Central Depository. See Note 7.

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

Investments classified as Available-for-Sale securities at December 31 are distributed by type as presented below:

                                                                                2004
                                            --------------------------------------------------------------------
                                                                  Gross             Gross
                                               Amortized       Unrealized        Unrealized          Fair
 (Thousands)                                     Cost             Gains            Losses            Value
---------------------------------------------------------------------------------------------------------------
Mortgage and asset-backed securities         $   3,226,417  $        23,251  $       (17,372)   $    3,232,296
Corporate debt securities                        2,279,295           29,927          (14,043)        2,295,179
Stated maturity preferred stock                     24,043              348               (9)           24,382
Perpetual preferred stock                           17,782              168              (81)           17,869
U.S. Government & agency obligations                25,365               62             (120)           25,307
State and municipal obligations                      9,048                2             (294)            8,756
---------------------------------------------------------------------------------------------------------------
Total                                        $   5,581,950  $        53,758  $       (31,919)   $    5,603,789
---------------------------------------------------------------------------------------------------------------


                                                                                2003
                                             -------------------------------------------------------------------
                                                                  Gross             Gross
                                               Amortized       Unrealized        Unrealized          Fair
 (Thousands)                                     Cost             Gains            Losses            Value
----------------------------------------------------------------------------------------------------------------
Mortgage and asset-backed securities         $   2,605,686  $        35,954  $        (10,975)  $     2,630,665
Corporate debt securities                        1,710,353           53,497            (7,762)        1,756,088
Stated maturity preferred stock                     44,340            1,178               (34)           45,484
Structured Investments                              32,592            1,788                 -            34,380
Perpetual preferred stock                           17,782              270                 -            18,052
U.S. Government & agency obligations                15,355              350                 -            15,705
State and municipal obligations                      9,539                6              (214)            9,331
Common Stock                                             -               21                 -                21
----------------------------------------------------------------------------------------------------------------
Total                                        $   4,435,647  $        93,064  $        (18,985)  $     4,509,726
----------------------------------------------------------------------------------------------------------------

The following table provides information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2004:

(Thousands)                      Less than 12 months                12 months or more                       Total
-------------------------------------------------------------------------------------------------------------------------------
Description of Securities       Fair Value    Unrealized      Fair Value        Unrealized       Fair Value        Unrealized
                                                Losses                            Losses                             Losses
-------------------------------------------------------------------------------------------------------------------------------
Corporate debt securities  $       875,416  $     (10,104)  $       135,885     $     (3,939)  $     1,011,301   $    (14,043)
Mortgage and other
   asset-backed
   securities                    1,444,363        (12,085)          180,808           (5,287)        1,625,171        (17,372)
 State and
  municipal
  obligations                        3,850           (150)            4,859             (144)            8,709           (294)
US Government  &
agency obligations                  10,053           (120)                -                -            10,053           (120)
-------------------------------------------------------------------------------------------------------------------------------
Perpetual preferred stock            5,213            (81)                -                -             5,213            (81)
-------------------------------------------------------------------------------------------------------------------------------
Stated maturity
preferred stock                      1,285             (9)                -                -             1,285             (9)
-------------------------------------------------------------------------------------------------------------------------------
 Total                     $     2,340,180  $     (22,549)  $       321,552     $     (9,370)  $     2,661,732   $    (31,919)
===============================================================================================================================

In evaluating potential other-than-temporary impairments, AECC considers the extent to which cost exceeds fair value and the duration and size of that difference. A key metric in performing this evaluation is the ratio of fair value to cost. The following table summarizes the unrealized losses by ratio of fair value to cost as of December 31, 2004:

(Millions, except              Less than 12 months                  12 months or more                       Total
number of securities)
------------------------------------------------------------------------------------------------------------------------------------
                         Number                   Gross        Number                    Gross       Number                Gross
 Ratio of Fair Value      of         Fair       Unrealized       of         Fair      Unrealized      of         Fair    Unrealized
  to Amortized Cost    Securities    Value        Losses     Securities     Value       Losses     Securities    Value      Losses
------------------------------------------------------------------------------------------------------------------------------------
 95% - 100%                248     $2,326,063    $ (21,666)      37       $311,595      $(7,589)     285      $2,637,658  $(29,255)
 90% - 95%                   1         14,117         (883)       1          3,249         (276)       2          17,366    (1,159)
 80% - 90%                   -              -            -        1          6,708       (1,505)       1           6,708    (1,505)
------------------------------------------------------------------------------------------------------------------------------------
     Total                 249     $2,340,180    $ (22,549)      39       $321,552      $(9,370)     288      $2,661,732  $(31,919)
------------------------------------------------------------------------------------------------------------------------------------

Substantially, all of the gross unrealized losses on the securities are attributable to changes in interest rates. Credit spreads and specific credit events associated with individual issuers can also cause unrealized losses although these impacts are not significant as of December 31, 2004. As noted in the table above, a significant portion of the unrealized loss relates to securities that have a fair value to cost ratio of 95% or above resulting in an overall 99% ratio of fair value to cost for all securities with an unrealized loss.

The $1.5 million in unrealized losses for securities with an unrealized loss for twelve months or more and a fair value to cost ratio in 80-90% category relates to a commercial mortgage-backed security collateralized by a commercial property for which AECC expects that all contractual principal and interest will be received. The unrealized losses in the other categories are not concentrated in any individual industries or with any individual securities.

The Company monitors the investments and metrics discussed above on a quarterly basis to identify and evaluate investments that have indications of possible other-than-temporary impairment. See the Available-for-Sale Investments section of Note 1 for information regarding AECC's policy for determining when an investment's decline in value is other than temporary. As stated earlier, substantially all of the gross unrealized losses on its Available-for-Sale securities are attributable to changes in interest rates. Additionally, AECC has the ability and intent to hold these securities for a time sufficient to recover its amortized cost and has, therefore, concluded that none are other-than-temporarily impaired at December 31, 2004.

The amortized cost and fair value of Available-for-Sale securities, by contractual maturity at December 31, 2004 are shown below. Cash flows may differ from contractual maturities because issuers may call or prepay obligations.

                                                     Amortized         Fair
(Thousands)                                             Cost           Value
--------------------------------------------------------------------------------

Due within one year                                $   122,541    $   125,200
Due from one to five years                           1,749,956      1,758,232
Due from five to ten years                             461,132        466,082
Due in more than ten years                               4,122          4,110
--------------------------------------------------------------------------------
                                                   $ 2,337,751    $ 2,353,624
Mortgage and asset-backed securities                 3,226,417      3,232,296
Perpetual preferred stock                               17,782         17,869
--------------------------------------------------------------------------------

Total                                              $ 5,581,950    $ 5,603,789
--------------------------------------------------------------------------------

Mortgage and other asset-backed securities primarily reflect GNMA, FNMA, and FHLMC securities at December 31, 2004 and 2003. The expected payouts on mortgage and other asset-backed securities may not coincide with their contractual maturities. As such, these securities, as well as perpetual preferred stock, were not included in the maturities distribution.

Gross realized gains on sales of securities classified as Available-for-Sale, using the specific identification method, were $6.1 million, $47.1 million and $23.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. Gross realized losses on sales were ($1.1 million), ($2.8 million) and ($15.7 million) for the same periods. AECC also recognized losses of ($0.6 million), ($36 million) and ($15.8 million) in other-than-temporary impairments on Available-for-Sale securities for the years ended December 31, 2004, 2003 and 2002, respectively.

Investments in securities with fixed maturities comprised 92 percent and 90 percent of AECC's total investments at December 31, 2004 and 2003, respectively. Securities are rated by Moody's and Standard & Poors (S&P), or by AEFC's internal analysts, using criteria similar to Moody's and S&P, when a public rating does not exist. Ratings are presented using S&P's convention and if the two agency's ratings differ, the lower rating is used. A summary of investments in securities with fixed maturities, at amortized cost, by rating of investment is as follows:


Rating                                                    2004           2003
-------------------------------------------------------------------------------

AAA                                                        57%            60%
AA                                                           6              2
A                                                           15             16
BBB                                                         18             18
Below investment grade                                       4              4
-------------------------------------------------------------------------------

Total                                                     100%           100%
-------------------------------------------------------------------------------

Of the securities rated AAA, 76 percent and 94 percent at December 31, 2004 and 2003, respectively, are U.S. Government Agency mortgage-backed securities that are rated by a public rating agency. At December 31, 2004 and 2003, approximately 3 percent and 6 percent, respectively, of securities with fixed maturities, other than U.S. Government Agency mortgage-backed securities, are rated by AEFC's internal analysts.

At December 31, 2004 and 2003 no one issuer, other than U.S. Government Agency mortgage-backed securities, is greater than 1 percent of AECC's total investment in securities with fixed maturities.

AECC reserves freedom of action with respect to its acquisition of restricted securities that offer advantageous and desirable investment opportunities. In a private negotiation, AECC may purchase for its portfolio all or part of an issue of restricted securities. Since AECC would intend to purchase such securities for investment and not for distribution, it would not be "acting as a distributor" if such securities are resold by AECC at a later date. AECC's board of directors, using the aforementioned procedures and factors, approve fair value procedures, which are implemented by investment accounting.

In the event AECC were to be deemed to be a distributor of the restricted securities, it is possible that AECC would be required to bear the costs of registering those securities under the Securities Act of 1933, although in most cases such costs would be incurred by the issuer of the restricted securities.

4.  INVESTMENTS IN FIRST MORTGAGE LOANS ON REAL ESTATE AND OTHER LOANS

The carrying amounts and fair values of first mortgage loans on real estate and other loans at December 31 are below:

                                                     2004                        2003
                                           --------------------------------------------------

                                            Carrying        Fair       Carrying      Fair
(Thousands)                                  Amount        Value        Amount       Value
---------------------------------------------------------------------------------------------
First mortgage loans on real estate        $  329,452   $ 342,116     $ 337,489   $  355,442
Other loans                                   139,295     140,428       141,356      141,356
Reserve for losses                             (7,536)          -        (9,536)           -
---------------------------------------------------------------------------------------------

Net first mortgage and other loans         $  461,211   $ 482,544     $ 469,309   $  496,798
---------------------------------------------------------------------------------------------

During the years ended December 31, 2004 and 2003, AECC held investments in impaired mortgage or other loans totaling $4.6 million and $9.9 million, respectively. AECC recognized $0.5 million and $0.4 million of interest income related to such investments for the years ended December 31, 2004 and 2003, respectively.

At December 31, 2004 and 2003, approximately 5 percent and 7 percent, respectively, of AECC's invested assets were first mortgage loans on real estate. A summary of first mortgage loans on real estate by region and property type at December 31, is as follows:


Region of the United States of America                 2004          2003
-------------------------------------------------------------------------------
South Atlantic                                          20%           18%
West North Central                                      15            15
East North Central                                      10            12
Mountain                                                10            10
West South Central                                      17            17
Pacific                                                 16            16
New England                                              8             7
Middle Atlantic                                          4             5
-------------------------------------------------------------------------------

Total                                                  100%          100%
-------------------------------------------------------------------------------

Property Type                                          2004          2003
-------------------------------------------------------------------------------
Office buildings                                        44%           42%
Retail/shopping centers                                 21            23
Apartments                                              11            10
Industrial buildings                                    14            14
Other                                                   10            11
-------------------------------------------------------------------------------

Total                                                  100%          100%
-------------------------------------------------------------------------------

At December 31, 2004 and 2003, commitments for funding of first mortgage loans on real estate, at market interest rates, aggregated $2.5 million and $9.8 million, respectively. AECC holds the mortgage document, which gives it the right to take possession of the property if the borrower fails to perform according to the terms of the agreements. AECC employs policies and procedures to ensure the creditworthiness of the borrowers and that funds will be available on the funding date. AECC's first mortgage loans on real estate is restricted to 80 percent or less of the market value of the real estate at the time of the loan funding. Fair values for these commitments were not substantial at December 31, 2004 and 2003.

5.  CERTIFICATE RESERVES

Reserves maintained on outstanding certificates have been computed in accordance with the provisions of the certificates and Section 28 of the 1940 Act. The average rates of accumulation on certificate reserves at December 31 were as follows:

                                                                                      2004
                                                             ---------------------------------------------------------
                                                                                    Average              Average
                                                                                     Gross             Additional
                                                                 Reserve          Accumulation           Credit
 (Dollars in Thousands)                                          Balance             Rates                Rates
----------------------------------------------------------------------------- --------------------- ------------------
Installment certificates:
Reserves to mature:
  With guaranteed rates                                     $          9,394                 4.00%              0.50%
  Without guaranteed rates (a)                                       107,243                     -              0.88%
Additional credits and accrued interest                                3,092                 3.25%                  -
Advance payments and accrued interest (b)                                474                 3.37%                  -
Other                                                                      2                     -              5.67%
Fully paid certificates:
Reserves to mature:
  With guaranteed rates                                               82,424                 3.21%              0.01%
  Without guaranteed rates (a) and (c)                             5,584,515                     -              0.65%
Additional credits and accrued interest                               48,053                 3.02%                  -
Due to unlocated certificate holders                                      46                     -                  -
-----------------------------------------------------------------------------

Total                                                       $      5,835,243
-----------------------------------------------------------------------------

                                                                                     2003
                                                             ---------------------------------------------------------
                                                                                    Average              Average
                                                                                     Gross             Additional
                                                                 Reserve          Accumulation           Credit
 (Dollars in Thousands)                                          Balance             Rates                Rates
----------------------------------------------------------------------------- --------------------- ------------------
Installment certificates:
Reserves to mature:
  With guaranteed rates                                     $         11,153                 4.00%               .50%
  Without guaranteed rates (a)                                       134,899                     -               .80%
Additional credits and accrued interest                                3,514                 3.22%                  -
Advance payments and accrued interest (b)                                499                 3.35%                  -
Other                                                                     32                     -               .32%
Fully paid certificates:
Reserves to mature:
  With guaranteed rates                                               90,149                 3.21%               .01%
  Without guaranteed rates (a) and (c)                             4,483,365                     -               .53%
Additional credits and accrued interest                               64,114                 3.05%                  -
Due to unlocated certificate holders                                      92                     -                  -
-----------------------------------------------------------------------------

Total                                                       $      4,787,817
-----------------------------------------------------------------------------

(a) There is no minimum rate of accrual on these reserves. Interest is declared periodically, quarterly, or annually in accordance with the terms of the separate series of certificates.
(b) Certain series of installment certificates guarantee accrual of interest on advance payments at an average of 3.26 percent. AECC's rate of accrual is currently set at 4 percent, which is in effect through April 2006.
(c) American Express Stock Market Certificate, American Express Market Strategy Certificate and American Express Equity Indexed Savings Certificates enable the certificate owner to participate in any relative rise in a major stock market index without risking loss of principal. Generally the certificates have a term of 52 weeks and may continue for up to 20 successive terms. The reserve balance on these certificates at December 31, 2004 and 2003 was $1.5 billion and $1.3 billion, respectively.

Certificate maturities and surrenders through loan reductions during the years ended December 31, 2004 and 2003 were $2.4 million.

On certain series of single payment certificates, additional interest is pre-declared for periods greater than one year. The retained earnings appropriated for the pre-declared additional interest at December 31, 2004 and 2003 was $549,000 and $184,000, respectively, which reflects the difference between certificate reserves on these series, calculated on a statutory basis, and the reserves maintained per books.

Fair values of certificate reserves with interest rate terms of one year or less approximated the carrying values less any applicable surrender charges. Fair values for other certificate reserves are determined by discounted cash flow analyses using interest rates currently offered for certificates with similar remaining terms, less any applicable surrender charges.

The carrying amounts and fair values of certificate reserves at December 31, consisted of the following:

                                                          2004                                   2003
                                            --------------------------------- ---------------------------------------

                                                Carrying           Fair              Carrying            Fair
(Thousands)                                      Amount           Value               Amount             Value
------------------------------------------- ----------------- --------------- -------------------- ------------------
Reserves with terms of one year or
less                                        $      5,393,448  $    5,416,179     $      4,322,321  $       4,320,182
Other                                                441,795         439,636              465,496            471,427
---------------------------------------------------------------------------------------------------------------------
Total certificate reserves                  $      5,835,243  $    5,855,815     $      4,787,817  $       4,791,609
Unapplied certificate transactions                     4,933           4,933                3,499              3,499
Certificate loans and accrued interest               (13,176)        (13,176)             (15,798)           (15,798)
---------------------------------------------------------------------------------------------------------------------

Total                                       $      5,827,000  $    5,847,572     $      4,775,518  $       4,779,310
---------------------------------------------------------------------------------------------------------------------

6.  DIVIDEND RESTRICTION

Certain series of installment certificates outstanding provide that cash dividends may be paid by AECC only in calendar years for which additional credits of at least one-half of one percent on such series of certificates have been authorized by AECC. This restriction has been satisfied for 2004 and 2003 by AECC's declaration of additional credits in meeting this requirement.

AECC is required to maintain cash and "qualified investments" meeting the standards of Section 28(b) of the 1940 Act, as modified by an order of the Securities and Exchange Commission (the SEC). The amortized cost of such investments must be at least equal to AECC's net liabilities on all outstanding face-amount certificates plus $250,000. So long as AECC wishes to rely on the SEC order, as a condition to the order, AECC has agreed to maintain an amount of unappropriated retained earnings and capital equal to at least 5 percent of net certificate reserves. For these purposes, net certificate reserves means certificate reserves less outstanding certificate loans. In determining compliance with this condition, qualified investments are valued in accordance with the provisions of Minnesota Statutes where such provisions are applicable. AECC's qualified assets consist of cash and cash equivalents, first mortgage loans on real estate and other loans, U.S. government and government agency securities, municipal bonds, corporate bonds, preferred stocks and other securities meeting specified standards. AECC has also entered into a written informal understanding with the State of Minnesota, Department of Commerce, that AECC will maintain capital equal to 5 percent of the assets of AECC (less any loans on outstanding certificates). When computing its capital for these purposes, AECC values its assets on the basis of statutory accounting for insurance companies rather than U.S. generally accepted accounting principles
(GAAP). AECC is subject to annual examination and supervision by the State of Minnesota, Department of Commerce (Banking Division).

7.  RELATED PARTY TRANSACTIONS

Investment advisory, joint facilities and technology support

The investment advisory and services agreement with AEFC provides for a graduated scale of fees equal on an annual basis to 0.750 percent on the first $250 million of total book value of investments of AECC, 0.650 percent on the next $250 million, 0.550 percent on the next $250 million, 0.500 percent on the next $250 million and 0.107 percent on the amount in excess of $1 billion. The fee is payable monthly in an amount equal to one-twelfth of each of the percentages set forth above. Excluded from investments for purposes of this computation are first mortgage and other loans, real estate and any other asset on which AECC pays an outside advisory or service fee. The fee paid to AEFC for managing and servicing bank loans is equal to 0.35 percent on an annual basis.

Distribution services

Fees payable to AEFAI on sales of AECC's certificates are based upon terms of agreements giving AEFAI the right to distribute the certificates covered under the agreements. The agreements provide for payment of fees over a period of time.

From time to time, AECC may sponsor or participate in sales promotions involving one or more of the certificates and their respective terms. These promotions may offer a special interest rate to attract new clients or retain existing clients. To cover the cost of these promotions, distribution fees paid to AEFAI may be lowered. From September 29, 2004 through December 31, 2004, AECC sponsored a sales promotion on the Flexible Savings Certificate. During that time, the distribution fee on 7 and 11 month Flexible Savings Certificates has been 0.08 percent per quarter.

The aggregate fees payable under the agreements is $25 per $1,000 face amount of installment certificates sold on or after April 30, 1997. The aggregate fees payable for the first year is $2.50 and the remaining $22.50 aggregate fees is payable over nine subsequent years.

American Express Investors Certificates have contractual distribution fee rates at an annualized rate of 1 percent of the reserves maintained for the certificates. Fees are paid at the end of each term on certificates with a one-, two- or three-month term. Fees are paid each quarter from date of issuance on certificates with a six, twelve, twenty-four or thirty-six month term.

American Express Preferred Investors Certificates have contractual distribution fee rates of 0.165 percent of the initial payment on issue date of the certificate and 0.165 percent of the certificate's reserve at the beginning of the second and subsequent quarters from issue date.

Effective April 26, 2000, the American Express Flexible Savings Certificate have contractual distribution fee rates of 0.08 percent of the purchase price at the time of issuance and 0.08 percent of the reserves maintained for these certificates at the beginning of the second and subsequent quarters from issue date. For certificates sold from April 30, 1997 to April 25, 2000, fees were paid at the rate of 0.20 percent of the purchase price at time of issuance and
0.20 percent of the reserves maintained for these certificates at the beginning of the second and subsequent quarters from issue date.

Effective April 25, 2001, the American Express Cash Reserve Certificate have contractual distribution fee rates of 0.0625 percent of the purchase price at the time of issuance and 0.0625 percent of the reserves maintained for these certificates at the beginning of the second and subsequent quarters from issue date. For certificates sold from April 30, 1997 to April 24, 2001, the American Express Cash Reserve Certificates have contractual distribution fee rates of
0.20 percent of the purchase price at the time of issuance and 0.20 percent of the reserves maintained for these certificates at the beginning of the second and subsequent quarters from issue date.

Effective April 28, 1999, the American Express Stock Market, sold through AEFAI, and American Express Market Strategy Certificates have contractual distribution fee rates of 0.90 percent. For certificates sold from April 30, 1997 to April 27, 1999, fees were at the rate of 0.70 percent. Fees are paid on the purchase price on the first day of the certificate's term and on the reserves maintained for these certificates at the beginning of each subsequent term.

Effective April 26, 2000, the American Express Stock Market Certificates, sold through American Express Bank International, have contractual distribution fee rates of 0.90 percent. For certificates sold from April 28, 1999 to April 25, 2000, fees were paid at the rate of 1.00 percent. For certificates sold from April 30, 1997 to April 27, 1999, fees were at a rate of 1.25 percent. Fees are paid on the purchase price on the first day of the certificate's term and on the reserves maintained for these certificates at the beginning of each subsequent term.

The American Express Equity Indexed Savings Certificates have contractual distribution fee rates of 1.00 percent of the initial investment on the first day of each certificate's term and 1.00 percent of the certificate's reserve at the beginning of each subsequent term.

Depository fees

The basis for computing fees paid or payable to American Express Trust Company for depository services is as follows:

Depository fees paid or payable to American Express Trust Company (an affiliate) is:

Maintenance charge per account          5 cents per $1,000 of assets on deposit

Transaction charge                      $20 per transaction

Security loan activity:
  Depository Trust Company
    receive/deliver                     $20 per transaction
  Physical receive/deliver              $25 per transaction
  Exchange collateral                   $15 per transaction
--------------------------------------- ----------------------------------------

A transaction consists of the receipt or withdrawal of securities and commercial paper and/or a change in the security position. The charges are payable quarterly except for maintenance, which is an annual fee.

Other fees

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

Transfer agent fees

The basis of computing transfer agent fees paid or payable to American Express Client Service Corporation (AECSC) (an affiliate) is under a Transfer Agency Agreement effective December 2, 2004. AECSC maintains certificate owner accounts and records. AECC pays AECSC a monthly fee of one-twelfth of $10.353 per certificate owner account for this service.

8.  INCOME TAXES

Income tax (expense) benefit as shown in the Statements of Operations for the three years ended December 31 consists of:

(Thousands)                                                         2004                 2003                 2002
------------------------------------------------------------------------------------------------------------------------
Federal:
  Current                                                 $            (44,763)   $         (44,777)  $         (24,367)
  Deferred                                                              18,934               17,804               3,288
------------------------------------------------------------------------------------------------------------------------
                                                                       (25,829)             (26,973)            (21,079)
State                                                                     (826)              (1,354)               (156)
------------------------------------------------------------------------------------------------------------------------

Total income tax expense                                  $            (26,655)   $         (28,327)  $         (21,235)
------------------------------------------------------------------------------------------------------------------------

Income tax expense differs from that computed by using the federal statutory rate of 35%. The principal causes of the difference in each year are shown below:

(Thousands)                                                     2004                    2003                      2002
-------------------------------------------------------------------------------------------------------------------------------
Federal tax expense at federal statutory
rate                                                $ (26,701)       35.0%    $ (28,449)     35.0%       $ (23,581)      35.0%
Dividend exclusion                                        820       (1.1)%          998     (1.2)%           2,462      (3.6)%
Other, net                                                 52       (0.1)%          478     (0.6)%              40      (0.1)%
-------------------------------------------------------------------------------------------------------------------------------

Federal tax expense                                 $ (25,829)       33.8%    $ (26,973)     33.2%       $ (21,079)      31.3%
-------------------------------------------------------------------------------------------------------------------------------

Deferred income tax provision (benefit) results from differences between assets and liabilities measured for financial reporting and for income tax purposes. The significant components of deferred tax assets and liabilities at December 31, 2004 and 2003 are reflected in the following table:

(Thousands)                                             2004           2003
-------------------------------------------------------------------------------
Deferred tax assets:
Certificate reserves                                 $  18,676      $   18,454
Investments                                             24,512          34,425
Other, net                                                   -             140
-------------------------------------------------------------------------------

Total deferred tax assets                            $  43,188      $   53,019
-------------------------------------------------------------------------------


-------------------------------------------------------------------------------
Deferred tax liabilities:
Investment unrealized gains, net                     $   7,780      $   23,814
Deferred distribution fees                                   -           2,259

Purchased/written call options                               -          17,501
Other, net                                                 925             124
-------------------------------------------------------------------------------

Total deferred tax liabilities                           8,705          43,698
-------------------------------------------------------------------------------

Net deferred tax assets                              $  34,483      $     9,321
-------------------------------------------------------------------------------

AECC is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. In the opinion of management, it is more likely than not that AECC will realize the benefit of the deferred tax assets and, therefore, no such valuation allowance has been established.

Net income taxes paid during the years ended December 31, 2004 and 2003 were $6.5 million and $71.6 million, respectively.

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

For the years ended December 31, 2004 and 2003, AECC recognized no losses on the derivatives as a result of ineffectiveness. AECC reclassified into earnings pretax losses of ($5.4 million) and ($5.3 million) during 2004 and 2003, respectively. An estimated ($0.4 million) of the unrealized losses accumulated in other comprehensive income related to derivatives designated as cash flow hedges will be reclassified into earnings by December 31, 2005. This effect will occur at the same time as the Company realizes the benefits of lower market rates of interest on its certificates. The longest period of time over which the Company is hedging exposure to the variability in future cash flows is 2 months.

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

The options and futures contracts do not receive special hedge accounting under SFAS No. 133. As such, any changes in the fair value of the contracts are taken through earnings. The fair values of the purchased and written call options are included in equity index options receivable and equity indexed options and other liabilities, respectively, on the balance sheet. The fair value of the embedded derivatives is reflected in certificate reserves. Gains (losses) on options and futures are reflected in investment income, equity index options, on the statements of operations. Changes in fair values of embedded derivative instruments are reflected in provision for certificate reserves.

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

A summary of fair values of financial instruments as of December 31, is as follows:

                                                          2004                                  2003
                                                      ---------------------------------------------------------------------

                                                        Carrying            Fair              Carrying            Fair
(Thousands)                                               Value             Value               Value             Value
---------------------------------------------------------------------------------------------------------------------------
Financial assets:
  Assets for which carrying values
    approximate fair values                        $       102,703   $       102,703     $        101,105  $       101,105
  Available-for-sale securities (Note 3)           $     5,603,789   $     5,603,789     $      4,509,726  $     4,509,726
  First mortgage loans on real estate and
    other loans (Note 4)                           $       468,747   $       482,544     $        469,309  $       493,798
  Derivative financial instruments (Note 9)        $       116,285   $       116,285     $        153,162  $       153,162
Financial liabilities:
  Liabilities for which carrying values
    approximate fair values                        $        55,560   $        55,560     $         24,444  $        24,444
  Net certificate reserves (Note 5)                $     5,827,000   $     5,847,572     $      4,775,518  $     4,779,310
  Derivative financial instruments (Note 9)        $        72,428   $        72,428     $        116,680  $       116,680
---------------------------------------------------------------------------------------------------------------------------

11. SUBSEQUENT EVENT

On February 1, 2005, American Express Company announced plans to pursue a tax-free spin-off of the common stock of AEFC through a special dividend to American Express Company common shareholders. The final transaction, which is subject to certain conditions including receipt of a favorable tax ruling and approval by American Express Company's Board of Directors, is expected to close in the third quarter of 2005.

At the time of the spin-off, American Express Company intends to provide additional capital to AEFC that will provide additional liquidity and a senior debt rating that will allow AEFC to have efficient access to the capital markets. Additionally, American Express Company anticipates that it will incur spin-off related expenses associated with establishing an independent company that could be significant on a cumulative basis. These expenses will be recorded by American Express Company or AEFC, as appropriate, as they are incurred each quarter.

AmEx Certificate Company                                                                               Schedule 1
Investments of Securities in Unaffiliated Issuers
At December 31, 2004
(Thousands)
                                                                            Bal Held at
                                                                             12/31/04
                                                                             Principal
                                                                           Amt of Bonds                         Value at
                                                                           & Notes or #           Cost          12/31/04
Issuer Name and Issuer Title                                                 of Shares       (Notes a & c)      (Note a)
----------------------------------------------------                       --------------    --------------- ---------------

BONDS AND NOTES

U.S. Government
U.S. Government-Direct Obligations
FNMA COLLATERAL - MUNI                                2008      4.000%          15,000           14,992          15,048
FNMA COLLATERAL - MUNI                                2012      4.450%          10,000           10,000           9,881
US TREASURY                                           2006      5.625%             200              200             206
US TREASURY                                           2014      4.750%             165              173             172
                                                   -------------------------------------------------------------------------------
Total - U.S. Government-Direct Obligations                                      25,365           25,365          25,307

                                                   -------------------------------------------------------------------------------
Total - U.S. Government                                                         25,365           25,365          25,307

Mortgage Backed Securities
Mortgage Backed Securities
AESOP FUNDING II LLC AESOP_03-                        2009      3.720%           7,500            7,625           7,433 (d)
AMCAR_04-BM                                           2011      2.670%           4,200            4,123           4,102
ARG FUNDING CORP                                      2007      2.860%           3,500            3,500           3,502 (d)
ARMT_2004-2                                           2035      5.287%           7,429            7,579           7,542
BAA_2003-1                                            2033      5.000%           7,558            7,607           7,630
BACM_03-1                                             2036      3.878%           9,465            9,401           9,385
BACM_2004-5                                           2041      4.176%          12,000           12,038          12,071
BALL_01-7WTC                                          2011      3.237%           8,213            8,213           6,708
BALL_01-FM                                            2016      6.119%           3,574            3,574           3,820 (d)
BANK OF AMERICA MORTGAGE SECUR                        2034      3.998%           9,431            9,401           9,190
BANK OF AMERICA MORTGAGE SECUR                        2033      4.202%          15,000           14,932          15,038
BANK ONE ISSUANCE TRUST BOIT                          2011      2.723%          10,000           10,049          10,047
BANK ONE ISSUANCE TRUST BOIT                          2011      3.860%          13,400           13,397          13,444
BOAMS_04-F_2A6                                        2034      4.179%          10,000            9,743           9,809
BOAMS_04G                                             2034      4.629%           8,649            8,458           8,606
BOAMS_2004-E                                          2034      4.128%          15,000           14,879          14,784
BOAMS_2004-E                                          2034      4.051%           5,970            5,671           5,644
BOIT_2003-B1                                          2010      2.773%           9,750            9,806           9,809
BSARM_2003-2                                          2033      3.990%          10,000           10,098          10,032 (d)
BSCMS_03-TOP10                                        2040      4.000%           8,182            8,217           8,102
BSCMS_2004-PWR5                                       2042      4.254%           7,200            7,238           7,210
CARAT_2004-2                                          2007      3.120%          10,000            9,999          10,003
CDCSC_02-FX1                                          2019      5.252%           8,972            9,001           9,317
CENTEX HOME EQUITY CHECK_03-A                         2031      3.750%          14,000           13,740          13,977
CENTEX HOME EQUITY CHEC_01-A                          2029      6.470%           4,015            4,004           4,078
CFHE_03-2                                             2024      2.864%          10,000            9,991           9,967
CHASE_99-AS2                                          2029      6.500%           1,142            1,142           1,164
CIT EQUIPMENT COLLATERAL 2004-                        2008      3.500%           5,000            4,999           4,964
CMAC_98-C1                                            2031      6.490%          10,000           10,841          10,751
COAFT_02-B                                            2009      3.320%          10,000           10,114          10,009
COMM_04-LNB3                                          2037      4.713%           7,500            7,533           7,680
COPAR_2004-3                                          2007      3.040%          10,000            9,999          10,005
COUNTRYWIDE HOME EQUITY LOAN C                        2034      2.683%           9,081            9,077           9,097
CSFBMSC_04-C2                                         2036      3.819%           6,692            6,515           6,543
CWA_2004-33                                           2034      5.017%           9,579            9,744           9,719
CWA_2004-J7                                           2034      4.673%          10,000            9,996           9,929


                                                                            Bal Held at
                                                                             12/31/04
                                                                             Principal
                                                                           Amt of Bonds                         Value at
                                                                           & Notes or #           Cost          12/31/04
Issuer Name and Issuer Title                                                 of Shares       (Notes a & c)      (Note a)
----------------------------------------------------                       --------------    --------------- ---------------
CWHEL_04-R                                            2030      2.687%          10,000           10,000          10,000
CWHEL_04-U                                            2035      2.690%          10,000           10,000          10,000
CWHEL_2004-N                                          2034      2.683%           9,163            9,159           9,179
CWHEL_2004-S                                          2030      2.678%          10,000           10,000           9,998
CWHL_04-12                                            2034      4.671%           7,509            7,388           7,469
DLJCMC_99-CG3                                         2032      7.120%           5,441            5,448           5,759
DRAT_04-1                                             2008      3.500%           5,000            5,000           5,012 (d)
EQUITY ONE EQABS_2004-3                               2034      4.265%          10,000           10,060           9,983
EQUITY ONE EQABS_2004-3                               2034      5.099%          10,000           10,224          10,168
FANNIE MAE FNMA_01-22                                 2011      6.000%           4,608            4,590           4,622
FANNIE MAE FNMA_02-9                                  2042      5.000%          11,508           11,489          11,561
FANNIE MAE FNMA_03-28                                 2022      5.000%          11,222           11,355          11,338
FANNIE MAE FNMA_99-8                                  2014      6.000%           6,502            6,461           6,732
FHAT_2004-A4                                          2034      5.459%           9,496            9,707           9,689
FHLMC_2382                                            2030      5.500%           7,623            7,566           7,897
FHLMC_2473                                            2030      5.500%           3,955            3,944           3,981
FHLMC_2478                                            2021      5.250%          10,469           10,456          10,478
FHLMC_2619                                            2022      5.000%          23,293           23,736          23,220
FHLMC_2835                                            2032      4.500%          11,773           11,761          11,705
FHLMC_2872                                            2022      4.500%          10,000           10,024           9,891
FHLMC_2901                                            2033      4.500%          10,000            9,994          10,041
FHLMC_2907                                            2019      4.500%          10,000            9,997          10,100
FMGT_03-T5                                            2013      4.055%           7,604            7,604           7,623
FNMA COLLATERAL - MUNI                                2019      6.075%          16,222           16,631          16,818
FNMA COLLATERAL - MUNI                                2034      3.750%          10,000           10,149           9,891
FNMA COLLATERAL - MUNI                                2033      4.538%          12,487           12,307          12,339
FNMA COLLATERAL - MUNI 105989                         2020      5.811%             334              350             345
FNMA COLLATERAL - MUNI 190726                         2033      4.825%           1,307            1,336           1,353
FNMA COLLATERAL - MUNI 249907                         2024      3.750%           1,248            1,266           1,241
FNMA COLLATERAL - MUNI 250670                         2011      7.000%             448              450             477
FNMA COLLATERAL - MUNI 250671                         2011      7.500%           1,410            1,411           1,500
FNMA COLLATERAL - MUNI 250857                         2012      7.000%           1,248            1,245           1,330
FNMA COLLATERAL - MUNI 252259                         2014      5.500%              88               86              91
FNMA COLLATERAL - MUNI 252344                         2014      5.500%           6,279            6,136           6,526
FNMA COLLATERAL - MUNI 252381                         2014      5.500%           5,998            5,853           6,213
FNMA COLLATERAL - MUNI 254010                         2008      5.500%           1,672            1,668           1,708
FNMA COLLATERAL - MUNI 254195                         2017      5.500%           9,304            9,279           9,631
FNMA COLLATERAL - MUNI 254508                         2012      5.000%          17,348           17,710          17,907
FNMA COLLATERAL - MUNI 254584                         2012      5.000%          26,721           27,153          27,583
FNMA COLLATERAL - MUNI 254586                         2013      5.000%          41,237           42,211          42,568
FNMA COLLATERAL - MUNI 254590                         2018      5.000%          31,022           31,273          31,558
FNMA COLLATERAL - MUNI 254591                         2018      5.500%          17,459           18,067          18,063
FNMA COLLATERAL - MUNI 254663                         2013      5.000%           5,836            5,926           6,024
FNMA COLLATERAL - MUNI 254719                         2018      4.500%         111,003          111,985         110,922
FNMA COLLATERAL - MUNI 254720                         2018      4.500%          85,504           85,931          85,441
FNMA COLLATERAL - MUNI 303259                         2025      3.853%           1,164            1,197           1,158
FNMA COLLATERAL - MUNI 303445                         2009      5.500%           2,601            2,534           2,692
FNMA COLLATERAL - MUNI 303970                         2024      6.000%           4,685            4,623           4,868
FNMA COLLATERAL - MUNI 313042                         2011      7.000%           1,016            1,018           1,078
FNMA COLLATERAL - MUNI 313522                         2012      7.000%           2,431            2,440           2,578
FNMA COLLATERAL - MUNI 313561                         2012      8.000%           1,432            1,454           1,524
FNMA COLLATERAL - MUNI 323290                         2013      6.000%             223              222             234
FNMA COLLATERAL - MUNI 323748                         2014      6.500%           3,681            3,606           3,907
FNMA COLLATERAL - MUNI 323833                         2014      6.000%           1,885            1,867           1,978
FNMA COLLATERAL - MUNI 36225                          2016      9.000%              12               13              14
FNMA COLLATERAL - MUNI 367005                         2012      7.000%             982              977           1,042

                                                                            Bal Held at
                                                                             12/31/04
                                                                             Principal
                                                                           Amt of Bonds                         Value at
                                                                           & Notes or #           Cost          12/31/04
Issuer Name and Issuer Title                                                 of Shares       (Notes a & c)      (Note a)
----------------------------------------------------                       --------------    --------------- ---------------
FNMA COLLATERAL - MUNI 386642                         2008      3.930%          11,791           12,133          11,752
FNMA COLLATERAL - MUNI 40877                          2017      9.000%              19               19              21
FNMA COLLATERAL - MUNI 50973                          2009      6.000%           3,951            3,895           4,115
FNMA COLLATERAL - MUNI 509806                         2014      6.500%           1,571            1,556           1,667
FNMA COLLATERAL - MUNI 51617                          2017     10.000%              12               12              14
FNMA COLLATERAL - MUNI 545249                         2016      5.500%          11,331           11,375          11,729
FNMA COLLATERAL - MUNI 545303                         2016      5.000%          11,942           11,772          12,157
FNMA COLLATERAL - MUNI 545400                         2017      5.500%          14,913           14,839          15,437
FNMA COLLATERAL - MUNI 545492                         2022      5.500%           4,290            4,246           4,393
FNMA COLLATERAL - MUNI 545679                         2022      5.500%           9,005            8,767           9,222
FNMA COLLATERAL - MUNI 545786                         2032      5.580%           2,961            2,974           2,931
FNMA COLLATERAL - MUNI 555366                         2018      4.500%         133,185          134,363         133,211
FNMA COLLATERAL - MUNI 555724                         2018      4.500%          12,689           12,627          12,685
FNMA COLLATERAL - MUNI 566074                         2031      5.777%           1,572            1,570           1,597
FNMA COLLATERAL - MUNI 584507                         2031      5.709%           1,505            1,498           1,571
FNMA COLLATERAL - MUNI 584829                         2016      6.000%           3,651            3,624           3,828
FNMA COLLATERAL - MUNI 585743                         2016      5.500%          10,377           10,428          10,742
FNMA COLLATERAL - MUNI 616220                         2016      5.000%           9,347            9,171           9,516
FNMA COLLATERAL - MUNI 617270                         2017      5.000%          10,151           10,026          10,334
FNMA COLLATERAL - MUNI 620293                         2032      5.487%           4,468            4,428           4,560
FNMA COLLATERAL - MUNI 622462                         2016      5.500%           8,139            8,040           8,425
FNMA COLLATERAL - MUNI 623866                         2017      5.000%          11,176           11,145          11,378
FNMA COLLATERAL - MUNI 625943                         2017      5.000%          16,104           16,060          16,381
FNMA COLLATERAL - MUNI 626925                         2018      4.500%           4,764            4,807           4,760
FNMA COLLATERAL - MUNI 651629                         2032      5.181%           2,849            2,854           2,884
FNMA COLLATERAL - MUNI 653342                         2032      5.305%           1,970            1,978           2,004
FNMA COLLATERAL - MUNI 654158                         2032      4.962%           4,995            5,004           5,140
FNMA COLLATERAL - MUNI 654195                         2032      4.918%           5,190            5,194           5,189
FNMA COLLATERAL - MUNI 655646                         2032      5.783%           3,132            3,137           3,149
FNMA COLLATERAL - MUNI 655798                         2032      5.245%           7,152            7,137           7,254
FNMA COLLATERAL - MUNI 661349                         2032      5.428%           2,616            2,623           2,657
FNMA COLLATERAL - MUNI 661501                         2032      5.118%           3,028            3,042           3,077
FNMA COLLATERAL - MUNI 661744                         2032      5.346%           5,039            5,062           5,124
FNMA COLLATERAL - MUNI 664521                         2032      5.117%           6,292            6,319           6,403
FNMA COLLATERAL - MUNI 664750                         2032      4.966%           3,611            3,620           3,666
FNMA COLLATERAL - MUNI 670731                         2032      5.308%           7,213            7,242           7,488
FNMA COLLATERAL - MUNI 670779                         2032      5.135%           7,278            7,326           7,186
FNMA COLLATERAL - MUNI 670890                         2032      4.731%           9,009            9,043           9,266
FNMA COLLATERAL - MUNI 670912                         2032      5.069%           6,985            7,008           7,247
FNMA COLLATERAL - MUNI 670947                         2032      4.685%           9,539            9,583           9,810
FNMA COLLATERAL - MUNI 677680                         2018      4.500%          35,312           35,628          35,319
FNMA COLLATERAL - MUNI 685479                         2018      4.500%          28,724           28,920          28,697
FNMA COLLATERAL - MUNI 694852                         2033      5.037%           8,875            9,035           8,941
FNMA COLLATERAL - MUNI 70007                          2017      3.553%             252              255             251
FNMA COLLATERAL - MUNI 701161                         2018      4.500%          21,676           21,826          21,656
FNMA COLLATERAL - MUNI 70117                          2017      3.418%              95               96              95
FNMA COLLATERAL - MUNI 701269                         2018      4.500%          21,679           21,830          21,659
FNMA COLLATERAL - MUNI 703991                         2018      4.500%          23,190           23,347          23,168
FNMA COLLATERAL - MUNI 704592                         2018      5.000%          14,037           14,509          14,275
FNMA COLLATERAL - MUNI 70694                          2005      9.500%              32               32              33
FNMA COLLATERAL - MUNI 708635                         2018      5.000%          10,116           10,452          10,288
FNMA COLLATERAL - MUNI 708646                         2018      4.500%          13,272           13,311          13,259
FNMA COLLATERAL - MUNI 722779                         2033      4.408%          14,402           14,433          14,664
FNMA COLLATERAL - MUNI 725558                         2034      4.589%           5,293            5,242           5,313
FNMA COLLATERAL - MUNI 725694                         2034      4.802%           7,103            6,957           7,114
FNMA COLLATERAL - MUNI 725719                         2033      4.854%          10,060           10,019          10,144

                                                                            Bal Held at
                                                                             12/31/04
                                                                             Principal
                                                                           Amt of Bonds                         Value at
                                                                           & Notes or #           Cost          12/31/04
Issuer Name and Issuer Title                                                 of Shares       (Notes a & c)      (Note a)
----------------------------------------------------                       --------------    --------------- ---------------
FNMA COLLATERAL - MUNI 730652                         2018      4.500%          21,178           21,501          21,158
FNMA COLLATERAL - MUNI 73227                          2005      6.700%             369              369             391
FNMA COLLATERAL - MUNI 733525                         2033      3.949%          15,861           15,200          15,358
FNMA COLLATERAL - MUNI 739194                         2033      5.092%           5,840            5,858           5,898
FNMA COLLATERAL - MUNI 743856                         2033      4.723%           4,056            4,062           4,035
FNMA COLLATERAL - MUNI 758873                         2033      4.497%           8,682            8,582           8,572
FNMA COLLATERAL - MUNI 774968                         2034      4.763%           4,562            4,617           4,509
FNMA COLLATERAL - MUNI 794787                         2034      5.219%          14,993           15,191          15,210
FNMA COLLATERAL - MUNI 799733                         2034      5.050%           7,499            7,634           7,619
FNMA COLLATERAL - MUNI 804561                         2034      4.444%           9,463            9,486           9,478
FNMA COLLATERAL - MUNI 88879                          2019      4.924%             362              368             366
FNMA COLLATERAL - MUNI 89125                          2019      3.500%           1,044            1,066           1,065
FNMA_02-10                                            2042      5.000%          11,871           11,866          11,958
FNMA_03-18                                            2043      4.610%          15,000           15,135          15,083
FNMA_04-81                                            2020      4.350%          12,500           12,523          12,385
FNMA_04-89                                            2022      4.500%          10,000            9,937          10,121
FNMA_2004-W8                                          2044      4.572%           9,000            9,034           9,046
FREDDIE MAC                                           2034      5.200%          58,386           59,110          58,901
FREDDIE MAC                                           2032      3.750%          10,000            9,956           9,753
FREDDIE MAC 1B0183                                    2031      5.458%           3,623            3,579           3,645
FREDDIE MAC 350190                                    2022      3.375%             529              550             533
FREDDIE MAC 405014                                    2019      3.837%             135              135             136
FREDDIE MAC 405092                                    2019      3.740%             279              277             282
FREDDIE MAC 405185                                    2018      3.346%             377              377             381
FREDDIE MAC 405243                                    2019      3.385%             152              154             153
FREDDIE MAC 405360                                    2019      3.503%              52               53              52
FREDDIE MAC 405437                                    2019      4.150%             149              148             151
FREDDIE MAC 405455                                    2019      3.970%             128              128             129
FREDDIE MAC 405615                                    2019      3.900%             272              276             275
FREDDIE MAC 605041                                    2019      3.267%              26               26              26
FREDDIE MAC 605048                                    2018      3.545%             150              150             151
FREDDIE MAC 605432                                    2017      3.961%             151              152             152
FREDDIE MAC 605433                                    2017      3.154%             299              301             301
FREDDIE MAC 605454                                    2017      3.141%             650              648             650
FREDDIE MAC 606024                                    2019      3.085%             378              375             381
FREDDIE MAC 606025                                    2019      3.377%           1,078            1,080           1,083
FREDDIE MAC 630074                                    2018      3.750%             103              102             103
FREDDIE MAC 780514                                    2033      5.030%          18,482           18,979          18,637
FREDDIE MAC 780845                                    2033      4.555%           8,933            8,679           8,894
FREDDIE MAC 780903                                    2033      4.561%           8,838            8,754           8,717
FREDDIE MAC 785363                                    2025      3.878%             563              571             585
FREDDIE MAC 785619                                    2026      4.250%             267              268             275
FREDDIE MAC 785634                                    2026      4.500%             315              316             326
FREDDIE MAC 788941                                    2031      5.611%             917              904             931
FREDDIE MAC 840031                                    2019      3.500%              12               13              13
FREDDIE MAC 840035                                    2019      4.040%             134              133             136
FREDDIE MAC 840036                                    2019      4.127%             311              315             318
FREDDIE MAC 840072                                    2019      3.182%             411              410             416
FREDDIE MAC 845154                                    2022      3.856%             417              434             429
FREDDIE MAC 845523                                    2023      3.947%             393              405             402
FREDDIE MAC 845654                                    2024      4.161%           1,026            1,041           1,046
FREDDIE MAC 845730                                    2023      3.917%           1,676            1,735           1,729
FREDDIE MAC 845733                                    2024      3.581%           1,431            1,458           1,471
FREDDIE MAC 846072                                    2029      3.810%             558              572             568
FREDDIE MAC 846107                                    2025      4.008%             589              603             606
FREDDIE MAC 865008                                    2018      5.928%             733              748             757

                                                                            Bal Held at
                                                                             12/31/04
                                                                             Principal
                                                                           Amt of Bonds                         Value at
                                                                           & Notes or #           Cost          12/31/04
Issuer Name and Issuer Title                                                 of Shares       (Notes a & c)      (Note a)
----------------------------------------------------                       --------------    --------------- ---------------
FREDDIE MAC FHLMC_2393                                2030      5.500%           4,176            4,163           4,196
FREDDIE MAC FHLMC_2542                                2022      5.500%          16,505           16,808          16,989
FREDDIE MAC FHLMC_2548                                2022      5.500%          43,508           44,096          44,574
FREDDIE MAC FHLMC_2550                                2022      5.500%          12,238           12,417          12,489
FREDDIE MAC FHLMC_2556                                2022      5.500%          53,350           54,190          54,243
FREDDIE MAC FHLMC_2558                                2022      5.500%          15,799           16,013          16,202
FREDDIE MAC FHLMC_2574                                2022      5.000%          11,872           12,037          12,026
FREDDIE MAC FHLMC_2586                                2023      5.500%          16,186           16,489          16,562
FREDDIE MAC FHLMC_2595                                2022      5.500%         110,244          112,338         113,323
FREDDIE MAC FHLMC_2597                                2022      5.500%          47,464           48,392          48,286
FREDDIE MAC FHLMC_2603                                2022      5.500%          40,789           41,587          41,698
FREDDIE MAC GOLD C90581                               2022      5.500%           4,825            4,788           4,939
FREDDIE MAC GOLD C90582                               2022      5.500%           3,173            3,150           3,248
FREDDIE MAC GOLD E00151                               2007      7.500%             321              324             335
FREDDIE MAC GOLD E00383                               2010      7.000%           1,235            1,232           1,309
FREDDIE MAC GOLD E00388                               2010      7.000%             750              742             795
FREDDIE MAC GOLD E00426                               2011      6.500%             771              765             817
FREDDIE MAC GOLD E00484                               2012      6.500%             622              610             660
FREDDIE MAC GOLD E01140                               2017      6.000%          14,455           14,952          15,142
FREDDIE MAC GOLD E76761                               2014      6.500%           2,937            2,893           3,115
FREDDIE MAC GOLD E77557                               2014      6.500%             228              224             242
FREDDIE MAC GOLD E80594                               2014      6.500%             332              325             352
FREDDIE MAC GOLD E90153                               2017      6.000%           3,806            3,959           3,987
FREDDIE MAC GOLD E90154                               2017      6.000%           9,328            9,702           9,771
FREDDIE MAC GOLD E91041                               2017      5.000%          10,853           10,871          11,034
FREDDIE MAC GOLD E91491                               2012      5.000%           6,721            6,864           6,870
FREDDIE MAC GOLD E93341                               2012      5.000%          20,435           21,078          20,821
FREDDIE MAC GOLD E95403                               2018      5.000%           9,767           10,108           9,930
FREDDIE MAC GOLD E95556                               2013      4.500%           6,824            7,041           6,823
FREDDIE MAC GOLD E95562                               2013      4.500%          12,069           12,445          12,068
FREDDIE MAC GOLD E95671                               2018      5.000%          14,309           14,768          14,543
FREDDIE MAC GOLD E96172                               2013      4.500%          37,368           38,615          37,751
FREDDIE MAC GOLD G10364                               2010      7.000%           1,296            1,290           1,371
FREDDIE MAC GOLD G10369                               2010      6.500%           3,383            3,352           3,577
FREDDIE MAC GOLD G10439                               2011      6.500%             385              378             409
FREDDIE MAC GOLD G10665                               2012      7.000%           4,807            4,795           5,095
FREDDIE MAC GOLD G10949                               2014      6.500%           1,903            1,878           2,018
FREDDIE MAC GOLD G11004                               2015      7.000%             648              645             688
FREDDIE MAC GOLD G11193                               2016      5.000%           7,594            7,485           7,727
FREDDIE MAC GOLD G11298                               2017      5.000%          10,988           11,009          11,171
FREDDIE MAC GOLD G30227                               2023      5.500%          11,842           12,319          12,115
GCCF_02-C1                                            2013      3.357%           3,820            3,818           3,791
GCCF_03-C2                                            2036      4.022%           6,000            6,099           5,991
GECAF_2003-1A                                         2015      2.967%          10,000           10,116           9,997 (d)
GECAF_2004-1A                                         2013      2.587%          10,000           10,000          10,000 (d)
GECCMC_04-C2                                          2040      4.119%          12,700           12,527          12,652
GINNIE MAEII 8157                                     2023      3.375%             746              759             742
GINNIE MAEII 8206                                     2017      3.375%             325              321             324
GINNIE MAEII 8240                                     2017      3.750%             130              125             131
GINNIE MAEII 8251                                     2017      3.750%              12               11              12
GINNIE MAEII 8274                                     2017      4.625%             422              415             430
GINNIE MAEII 8283                                     2017      4.625%              57               56              58
GINNIE MAEII 8293                                     2017      4.625%             110              108             113
GINNIE MAEII 8341                                     2018      3.375%              28               28              28
GINNIE MAEII 8353                                     2018      3.375%             240              235             239
GINNIE MAEII 8365                                     2018      3.375%             317              307             316

                                                                            Bal Held at
                                                                             12/31/04
                                                                             Principal
                                                                           Amt of Bonds                         Value at
                                                                           & Notes or #           Cost          12/31/04
Issuer Name and Issuer Title                                                 of Shares       (Notes a & c)      (Note a)
----------------------------------------------------                       --------------    --------------- ---------------
GINNIE MAEII 8377                                     2018      3.750%             111              107             112
GINNIE MAEII 8428                                     2018      4.625%              45               44              46
GINNIE MAEII 8440                                     2018      4.625%             171              169             175
GINNIE MAEII 8638                                     2025      3.375%             793              800             789
GMACCMSI_2004-C3                                      2041      4.207%           8,000            8,039           7,993
GMHE_2004-AR2                                         2034      4.449%           9,162            9,195           9,091
GMHE_2004-AR2                                         2034      5.287%          12,302           12,336          12,584
GNMA_02-48                                            2030      5.750%           2,433            2,427           2,453
GNMA_02-81                                            2025      3.815%          13,568           13,486          13,403
GNMA_03-17                                            2018      2.578%           9,254            9,202           8,969
GNMA_04-10                                            2031      4.043%           9,852            9,805           9,760
GNMA_04-19                                            2034      4.500%          14,199           14,267          14,349
GNMA_04-77                                            2020      4.585%           9,899           10,134          10,070
GNMA_2004-23                                          2027      3.629%          14,776           14,774          14,405
GNMA_2004-45                                          2021      4.020%           9,830            9,763           9,763
GNMA_2004-60                                          2018      4.104%           9,833            9,833           9,888
GNMA_2004-XX                                          2020      2.913%          11,598           11,254          11,281
GSMS_2004-GG2                                         2038      4.602%           7,000            7,142           7,138
GSR_04-10F                                            2019      4.500%           6,673            6,731           6,721
HARBORVIEW MORTGAGE LOAN TRUST                        2034      4.870%           9,214            9,291           9,114
HERTZ CORP                                            2009      3.230%          15,000           14,995          14,514 (d)
HLMLT_2004-2                                          2035      2.670%          10,000           10,000          10,013
HOND_2004-3                                           2008      2.910%           7,500            7,499           7,416
HVMLT_04-11                                           2035      2.770%          15,000           15,000          15,000
HVMLT_04-5                                            2034      4.059%          10,000            9,617           9,855
HVMLT_2004-10                                         2035      5.304%           7,500            7,607           7,602
HVMLT_2004-6                                          2034      4.781%           7,080            7,026           7,068
HVML_2004-4                                           2034      2.975%           7,890            7,789           7,812
JPMCCMSC_03-CIBC6                                     2037      4.393%           9,167            9,054           9,233
JPMCC_02-CIB5                                         2037      4.372%           9,159            9,248           9,262
JPMCC_04-C2                                           2041      4.278%           9,644            9,642           9,731
JPMCMFC_04-C1                                         2038      3.053%           6,216            6,088           6,062
JPMCMFC_99-C7                                         2035      6.180%           4,353            4,355           4,539
LB COMM CONDUIT MORT TRUST LBC                        2035      5.870%           2,018            2,017           2,050
LB-UBS COMM MORT TRUST LBUBSCM                        2026      5.969%           7,500            7,518           7,935
LB-UBS COMM MORT TRUST LBUBSCM                        2026      4.904%           7,500            7,521           7,726
LB-UBS COMM MORT TRUST LBUBSCM                        2026      4.023%           5,500            5,514           5,523
LB-UBS COMM MORT TRUST LBUBSCM                        2026      4.071%           8,888            8,948           8,887
LB-UBS COMM MORT TRUST LBUBSCM                        2027      4.064%          10,000           10,033          10,004
LB-UBS COMM MORT TRUST LBUBSCM                        2027      3.636%          13,638           13,689          13,551
LB-UBS COMM MORT TRUST LBUBSCM                        2027      4.207%           7,000            7,034           7,051
LBUBSCMT_2004-C4                                      2029      4.567%          10,000           10,120          10,190
LBUBSCMT_2004-C7                                      2029      3.625%           7,311            7,346           7,280
LIFT - LEASE INVESTMENT FLIGHT                        2016      2.833%           3,525            3,525           3,249
MBNA CREDIT CARD MASTER NOTE T                        2010      2.843%          10,000           10,070          10,091
MERRILL LYNCH MORT INVEST INC                         2033      4.086%          10,000            9,980          10,013
MLCC_2004-1                                           2034      4.779%           4,970            4,987           4,998
MORGAN STANLEY CAPITAL I MSDWC                        2040      3.270%           8,903            8,939           8,561
MSAC_2004-OP1                                         2034      2.997%          10,000           10,000          10,014
MSALT_2004-HB2                                        2009      2.940%           4,670            4,670           4,630
MSC 2004-IQ8 A3                                       2040      4.500%           7,000            7,032           7,047
MSCI_00-HG                                            2005      7.563%           2,500            2,499           2,596 (d)
MSCI_04-HQ4                                           2040      4.220%           7,000            7,007           7,012
MSCI_97-XL1                                           2030      6.590%           1,133            1,133           1,133
MSDWCI_02-IQ2                                         2035      4.090%           2,115            2,113           2,130
MSDWCI_02-IQ2                                         2035      5.160%           2,500            2,506           2,590

                                                                            Bal Held at
                                                                             12/31/04
                                                                             Principal
                                                                           Amt of Bonds                         Value at
                                                                           & Notes or #           Cost          12/31/04
Issuer Name and Issuer Title                                                 of Shares       (Notes a & c)      (Note a)
----------------------------------------------------                       --------------    --------------- ---------------
MSDWCI_02-TOP7                                        2039      5.380%           4,548            4,585           4,770
MSDWCI_04-T13                                         2045      3.940%          15,000           14,690          14,789
MSM_2004-10AR                                         2049      4.831%           9,447            9,618           9,588
MSM_2004-10AR                                         2034      5.148%           9,947           10,136          10,064
MSM_2004-6AR                                          2034      4.443%           7,486            7,420           7,498
NPF XII INC NPF12_00-2                                2006      2.700%          10,000              669             669 (b)(d)(e)
PROVIDIAN GATEWAY MASTER TRUST                        2011      3.350%           5,000            4,999           4,945 (d)
RALI_2004-QR1                                         2034      5.250%           9,844            9,937           9,909
RALI_2004-QS5                                         2034      4.750%           7,847            7,819           7,883
RASC_04-KS12                                          2035      2.940%           7,000            7,000           7,019
RASC_2004-KS11                                        2034      3.417%          10,750           10,750          10,785
RESTRUCTURED ASSET SECURITIES                         2030      4.000%           8,732            8,695           8,608
RFMSI_03-QS2                                          2033      4.500%           9,230            9,140           9,080
RFMSI_04-KS9                                          2034      4.620%          11,000           10,999          10,961
SASC_2003-24A                                         2033      5.564%           4,339            4,425           4,394
SASC_2004-18H                                         2034      4.750%          10,000           10,144          10,018
SAST_2004-3                                           2034      2.597%           9,575            9,575           9,577
SMALL BUSINESS ADMIN                                  2022      4.750%           4,407            4,497           4,438
SMALL BUSINESS ADMIN                                  2013      3.900%           3,244            3,289           3,228
SMALL BUSINESS ADMIN                                  2014      3.870%           6,637            6,718           6,603
STRUCTURED ADJUSTABLE RATE MOR                        2034      4.935%           9,964           10,208          10,010
TOPT_01-TZH                                           2013      6.522%           5,000            4,997           5,290 (d)
WAMU_2004-AR4                                         2034      3.812%          10,000            9,752           9,865
WASHINGTON MUTUAL WAMU_03-A11                         2033      3.985%           7,500            7,495           7,459
WASHINGTON MUTUAL WAMU_03-A12                         2034      3.961%          12,500           12,493          12,300
WASHINGTON MUTUAL WAMU_03-AR3                         2033      3.927%          10,000           10,000           9,954
WASHINGTON MUTUAL WAMU_04-AR5-                        2034      3.862%          10,000            9,626           9,866
WASHINGTON MUTUAL WAMU_04-AR7                         2034      3.957%          10,000            9,661           9,882
WASHINGTON MUTUAL WAMU_04-S3                          2034      5.500%          17,367           17,860          17,714
WASHINGTON MUTUAL WAMU_05-AR1                         2045      2.630%          15,000           15,000          15,000
WBCMT_2004-C11                                        2041      3.333%           9,001            8,925           8,917
WFMBS_04-DD                                           2035      4.548%           5,761            5,773           5,761
WFMBS_04-P                                            2034      4.304%           7,908            7,702           7,698
WFMBS_2004-0                                          2034      4.941%           9,355            9,260           9,362
WFMBS_2004-CC                                         2035      4.977%          10,000           10,052          10,050
WFMBS_2004-W                                          2030      4.634%          20,000           20,162          20,009
WFOT_03-4                                             2008      2.390%           5,000            5,000           4,975
                                                   -------------------------------------------------------------------------------
Total - Mortgage Backed Securities                                           3,215,883        3,226,417       3,232,296

                                                   -------------------------------------------------------------------------------
Total - Mortgage Backed Securities                                           3,215,883        3,226,417       3,232,296

Municipal Bonds
New Jersey

NEW JERSEY STATE TRNPK AUTH                           2009      3.140%           4,000            4,000           3,850
                                                   -------------------------------------------------------------------------------
Total - New Jersey                                                               4,000            4,000           3,850

New York

NEW YORK CITY GO - LT                                 2008      3.000%           5,000            5,003           4,859
                                                   -------------------------------------------------------------------------------
Total - New York                                                                 5,000            5,003           4,859

Pennsylvania

WYOMING VALLEY PA SANI AUTH WT                        2007      5.125%              45               45              47
                                                   -------------------------------------------------------------------------------
Total - Pennsylvania                                                                45               45              47
                                                   -------------------------------------------------------------------------------

                                                                            Bal Held at
                                                                             12/31/04
                                                                             Principal
                                                                           Amt of Bonds                         Value at
                                                                           & Notes or #           Cost          12/31/04
Issuer Name and Issuer Title                                                 of Shares       (Notes a & c)      (Note a)
----------------------------------------------------                       --------------    --------------- ---------------
Total - Municipal Bonds                                                          9,045            9,048           8,756

Corporate Debt Securities

Corporate - Finance

ALLIANCE CAPITAL MGMT  -LP                            2006      5.625%          12,500           12,476          12,929
ALLSTATE CORP                                         2006      5.375%           5,000            4,993           5,179
ALLSTATE FINANCIAL GLOBAL FUND                        2008      4.250%           5,000            4,993           5,052 (d)
AMB PROPERTY CORP                                     2005      7.200%           5,000            4,998           5,172
AMERICAN GENERAL FINANCE CORP                         2007      4.500%           7,500            7,487           7,654
AMERICAN GENERAL FINANCE CORP                         2008      2.750%           7,500            7,429           7,212
ASSOCIATED BK GREEN BAY                               2007      3.700%           6,000            5,962           6,092
BANK OF AMERICA CORP                                  2010      7.800%           5,000            5,773           5,815
BANK OF AMERICA CORP                                  2009      5.875%           5,000            5,341           5,368
BANK OF NEW YORK/NEW YORK                             2007      5.200%           7,000            7,058           7,278
BANK OF NEW YORK/NEW YORK                             2009      3.625%          10,000            9,978           9,937
BANK ONE NA                                           2008      3.700%          19,000           19,152          19,030
BANKNORTH GROUP INC                                   2008      3.750%           8,650            8,706           8,606
BEAR STEARNS COMPANIES INC                            2008      4.000%          10,000           10,375          10,074
BERKSHIRE HATHAWAY                                    2008      3.375%          17,500           17,453          17,300
CAMDEN PROPERTY TRUST                                 2009      4.700%           3,750            3,745           3,793
CAMDEN PROPERTY TRUST                                 2010      4.375%          10,000           10,017           9,968
CAPITAL ONE BANK                                      2006      6.875%           8,800            9,049           9,129
CLOROX COMPANY                                        2010      4.200%          27,660           27,657          27,800 (d)
COUNTRYWIDE HOME LOANS                                2006      5.500%           5,000            4,991           5,157
CREDIT SUISSE FIRST BOSTON USA                        2008      4.625%          15,000           15,287          15,371
CREDIT SUISSE FIRST BOSTON USA                        2009      3.875%           2,000            2,000           1,988
DEX WEST                                              2011      5.875%           1,250            1,250           1,244 (d)
DIAGEO CAPITAL PLC                                    2007      3.500%           4,000            3,995           3,987
DIAGEO CAPITAL PLC                                    2008      3.375%          10,000            9,950           9,901
EOP OPERATING LP                                      2007      7.750%          10,762           11,882          11,878
ERP OPERATING LP                                      2009      4.750%          12,500           12,480          12,779
FIFTH THIRD BANCORP                                   2008      3.375%          12,000           11,918          11,839
FLEETBOSTON FINANCIAL CORP                            2007      4.200%          11,000           11,119          11,191
FLEETBOSTON FINANCIAL CORP                            2005      7.250%           2,900            3,004           2,984
FORD MOTOR CREDIT CO                                  2006      6.875%           5,000            5,026           5,151
GOLDMAN SACHS                                         2005      7.625%          10,000           10,102          10,295
GOLDMAN SACHS                                         2012      6.600%          10,000           10,144          11,160
GREAT WESTERN FINL CORP                               2006      7.500%           1,400            1,397           1,490
GREAT WESTERN FINL CORP                               2008      4.375%          12,980           13,207          13,182
HOUSEHOLD FINANCE CORP                                2006      6.500%           2,000            1,999           2,068
HOUSEHOLD FINANCE CORP                                2007      5.750%           5,000            4,950           5,219
HOUSEHOLD FINANCE CORP                                2008      4.625%          12,000           12,253          12,287
HSBC BANK USA                                         2009      3.875%           7,500            7,492           7,435
JP MORGAN CHASE & COMPANY                             2008      4.000%          10,000           10,035          10,066
JP MORGAN CHASE & COMPANY                             2009      3.500%          10,000            9,949           9,798
KEY BANK OF NY                                        2008      7.500%           9,000           10,391          10,070
LA QUINTA PROPERTIES                                  2012      7.000%           2,501            2,674           2,645
LABRANCHE & CO                                        2009      9.500%           1,500            1,500           1,530
LUBRIZOL CORP                                         2009      4.625%           2,000            1,998           1,997
M & I MARSHALL & ILSLEY BANK                          2009      3.950%          21,500           21,468          21,402
MARSHALL & ILSLEY CORP                                2006      5.750%          10,000            9,998          10,387
MBNA AMERICA BANK NA                                  2005      7.750%           6,000            5,996           6,183 (d)
MBNA CORP                                             2008      4.625%           5,000            4,994           5,084
MERLONI ELETTRODOMESTICI SPA                          2009      5.170%          19,000           19,000          19,292 (d)
MERRILL LYNCH & CO INC                                2009      4.750%          10,000            9,985          10,237

                                                                            Bal Held at
                                                                             12/31/04
                                                                             Principal
                                                                           Amt of Bonds                         Value at
                                                                           & Notes or #           Cost          12/31/04
Issuer Name and Issuer Title                                                 of Shares       (Notes a & c)      (Note a)
----------------------------------------------------                       --------------    --------------- ---------------
MERRILL LYNCH & CO INC                                2008      3.700%           7,500            7,669           7,480
MERRILL LYNCH & CO INC                                2010      4.500%           2,000            2,009           2,013
MERRILL LYNCH AIG CBO                                 2010      0.000%           6,500                0               0 (b)(e)
MERRILL LYNCH ELLIOTT & PAIGE                         2010      0.000%          11,000                0               0 (b)(d)(e)
METLIFE INC                                           2005      3.911%          10,000           10,038          10,045
MGIC INVESTMENT CORP/WI                               2005      7.500%           7,000            6,995           7,222
MORGAN STANLEY                                        2006      6.100%           5,000            4,999           5,177
MORGAN STANLEY                                        2007      5.800%           5,000            4,993           5,248
MORGAN STANLEY                                        2009      3.875%          14,000           13,899          13,938
NATIONWIDE BLDG SOCIETY                               2009      4.000%           5,000            4,991           4,979
NATWEST - NATIONAL WESTMINSTER                        2009      7.375%          12,650           14,566          14,373
NEWS AMERICA INC                                      2008      6.625%          15,750           17,263          16,998
NEWS AMERICA INC                                      2010      4.750%           2,000            2,035           2,038
NEWS AMERICA INC                                      2014      5.300%           5,000            4,996           5,059 (d)
NISOURCE INC                                          2006      3.628%          10,000           10,046           9,988
OLD NATIONAL BANCORP                                  2008      3.500%           7,000            6,984           6,945
POPULAR NA INC                                        2008      4.250%          12,500           12,469          12,622
POPULAR NA INC                                        2008      3.875%           2,500            2,503           2,497
PRICOA GLOBAL FUNDING I                               2008      4.350%          35,000           35,128          35,554 (d)
PRICOA GLOBAL FUNDING I                               2010      2.700%          15,000           15,000          14,978 (d)
ROGERS WIRELESS INC                                   2010      5.525%           1,500            1,557           1,571 (d)
SAFECO CORP                                           2010      4.875%           6,000            5,976           6,144
SHEAR LEH HUTT HLDG                                   2006      6.250%          10,000            9,994          10,407
SHEAR LEH HUTT HLDG                                   2008      4.000%           5,000            5,147           5,042
SHEAR LEH HUTT HLDG                                   2010      4.375%           8,500            8,439           8,518
SIMON PROPERTY GROUP INC                              2007      7.125%          10,000           10,133          10,819
SIMON PROPERTY GROUP L.P.                             2009      3.750%           9,000            8,900           8,857
SLM CORP                                              2008      3.625%          15,000           15,029          14,928
SOVEREIGN BANK                                        2005     10.200%           2,647            2,647           2,695 (d)
ST PAUL COMPANIES                                     2007      5.750%           7,000            6,989           7,303
SUNTRUST BANK                                         2011      6.375%           3,500            3,931           3,878
SUNTRUST BANKS INC                                    2007      5.050%           7,500            7,498           7,756
TEXAS GENCO HOLDINGS                                  2014      6.875%           2,250            2,335           2,326 (d)
TIAA GLOBAL MARKETS                                   2008      3.875%           7,500            7,495           7,554 (d)
TRAVELERS PROPERTY CASUALTY                           2008      3.750%           5,000            4,992           4,959
UNION PLANTERS NATIONAL BANK                          2007      5.125%           5,000            4,999           5,186
US BANCORP                                            2008      3.125%           5,000            4,913           4,912
US BANK NA                                            2009      3.400%           4,000            3,988           3,895
US BANK NA                                            2011      6.375%          11,455           12,549          12,721
WACHOVIA CORP                                         2005      7.450%           5,000            5,000           5,116
WACHOVIA CORP                                         2006      4.950%           6,000            5,995           6,167
WACHOVIA CORP                                         2009      3.625%          10,000            9,981           9,885
WASHINGTON MUTUAL BANK FA                             2011      6.875%           1,500            1,673           1,688
WELLS FARGO & CO                                      2007      5.125%           5,000            5,000           5,172
WELLS FARGO & CO                                      2008      3.500%           5,000            4,996           4,969
WELLS FARGO BANK NA                                   2011      6.450%          14,000           15,623          15,569
WESTFIELD GROUP                                       2010      4.375%          12,500           12,454          12,363 (d)
WORLD SAVINGS BANK  FSB                               2009      4.125%          15,000           14,954          15,003
WORLD SAVINGS BANK  FSB                               2009      4.500%          30,000           30,124          30,575
                                                   -------------------------------------------------------------------------------
Total - Corporate - Finance                                                    859,905          854,970         861,817

Corporate - Industrial

ABITIBI CONSOLIDATED INC                              2005      8.300%           3,250            3,250           3,327
AINSWORTH LUMBER CO LTD                               2014      6.750%             700              651             681
ALCOA INC                                             2007      4.250%          10,000            9,982          10,174

                                                                            Bal Held at
                                                                             12/31/04
                                                                             Principal
                                                                           Amt of Bonds                         Value at
                                                                           & Notes or #           Cost          12/31/04
Issuer Name and Issuer Title                                                 of Shares       (Notes a & c)      (Note a)
----------------------------------------------------                       --------------    --------------- ---------------
AMERICAN STANDARD COMPANIES                           2008      7.375%           2,000            1,953           2,190
ANADARKO PETRO CORP                                   2008      3.250%          10,000           10,096           9,828
ARCH WESTERN FINANCE LLC                              2013      6.750%             500              508             516
ARGOSY GAMING                                         2014      7.000%             455              456             503
ASHLAND INC                                           2005      7.830%           1,100            1,100           1,130
BALL CORP                                             2012      6.875%           2,000            2,057           2,150
BCP CAYLUX HLDG LUX SCA                               2014      9.625%             500              505             564 (d)
BEAZER HOMES USA INC                                  2013      6.500%             750              770             759
BOISE CASCADE LLC                                     2012      5.005%           1,000            1,020           1,038 (d)
BOISE CASCADE                                         2013      7.000%           1,500            1,584           1,727
BOISE CASCADE LLC                                     2014      7.125%             500              526             529 (d)
BOYD GAMING CORP                                      2014      6.750%             750              753             786
BRITISH SKY BROADCASTING                              2009      6.875%           1,500            1,467           1,646
BURLINGTON NORTHERN SANTA FE C                        2005      6.375%           5,000            5,000           5,147
BURLINGTON NORTHERN SANTA FE C                        2010      7.125%           5,000            5,696           5,710
CADBURY SCHWEPPES US                                  2008      3.875%          12,500           12,472          12,456 (d)
CAESARS ENTERTAINMENT INC                             2013      7.000%           1,000            1,079           1,103
CALIFORNIA STEEL INDUSTRIES                           2014      6.125%           1,500            1,492           1,489
CAMPBELL SOUP CO.                                     2008      5.875%           6,000            6,606           6,417
CANADIAN NATL RAILWAY COMPANY                         2009      4.250%          15,250           15,207          15,398
CANADIAN NATURAL RESOURCES LTD                        2005      7.690%           9,000            9,000           9,319 (d)
CARNIVAL PLC                                          2007      3.750%          10,000            9,974          10,012
CASCADES INC                                          2013      7.250%             435              446             461
CASE CORP                                             2005      7.250%           1,000            1,011           1,018
CASE NEW HOLLAND INC                                  2009      6.000%             500              475             495 (d)
CHESAPEAKE ENERGY CORP                                2013      7.500%           1,500            1,579           1,633
CHESAPEAKE ENERGY CORP                                2016      6.875%             750              801             786
CHESAPEAKE ENERGY CORP                                2014      7.500%           1,000            1,024           1,093
CHESAPEAKE ENERGY CORP                                2015      6.375%             300              304             308 (d)
CHURCH & DWIGHT                                       2012      6.000%           1,500            1,515           1,526 (d)
CINTAS CORP                                           2007      5.125%           2,000            2,000           2,077
COCA-COLA ENTERPRISES INC                             2007      5.250%          10,000            9,973          10,387
COMCAST CORP                                          2011      5.500%           7,500            7,911           7,924
COMMUNITY HEALTH SYSTEMS INC                          2012      6.500%           2,350            2,376           2,368
CONOCO FINANCIAL                                      2006      5.450%           3,000            3,063           3,107
COTT BEVERAGES INC                                    2011      8.000%           1,750            1,739           1,905
CSC HOLDINGS INC                                      2007      7.875%           2,500            2,434           2,681
CSC HOLDINGS INC                                      2012      6.750%             500              514             514 (d)
CSX CORP                                              2007      7.450%           3,600            3,911           3,902
CSX CORP                                              2009      4.875%           8,000            8,094           8,200
CVS CORP                                              2009      4.000%          17,500           17,582          17,418
DAIMLERCHRYSLER NA HLDG                               2006      6.400%           6,000            6,086           6,244
DAIMLERCHRYSLER NA HLDG                               2008      4.750%           9,000            9,340           9,185
DAIMLERCHRYSLER NA HLDG                               2008      4.050%          10,000           10,110           9,973
DENBURY RESOURCES  INC                                2013      7.500%             500              516             540
DEX MEDIA WEST                                        2010      8.500%             890              936             990
DISNEY COMPANY - THE WALT                             2006      5.500%          10,000           10,029          10,427
DISNEY COMPANY - THE WALT                             2007      5.375%           5,000            4,994           5,202
DOMINOS INC                                           2011      8.250%             500              523             546
DONNELLEY - RR & SONS                                 2009      3.750%           7,500            7,491           7,401
DOW CHEMICAL                                          2009      4.027%          22,500           22,500          21,606 (d)
DRS TECHNOLOGIES INC                                  2013      6.875%           1,800            1,821           1,881
ECHOSTAR DBS CORP                                     2008      5.750%           1,750            1,756           1,772
ECHOSTAR DBS CORP                                     2011      6.375%           1,000            1,000           1,023
EMMIS COMMUNICATIONS CORP                             2012      6.875%           1,000            1,004           1,046
ENCORE ACQUISITION CO                                 2012      8.375%           1,000            1,054           1,113

                                                                            Bal Held at
                                                                             12/31/04
                                                                             Principal
                                                                           Amt of Bonds                         Value at
                                                                           & Notes or #           Cost          12/31/04
Issuer Name and Issuer Title                                                 of Shares       (Notes a & c)      (Note a)
----------------------------------------------------                       --------------    --------------- ---------------
ENCORE ACQUISITION CO                                 2014      6.250%           1,000              951           1,005
ENERGIZER HOLDINGS INC                                2007      3.440%           6,000            6,000           5,956 (d)
EQUIFAX INC                                           2007      4.950%           4,000            3,995           4,137
EQUISTAR CHEMICALS LP                                 2009      8.750%           1,500            1,559           1,680
EURAMAX INTERNATIONAL INC                             2011      8.500%           1,000            1,041           1,068
EXCO RESOURCES INC                                    2011      7.250%             750              769             803
FEDEX CORP                                            2009      3.500%          27,000           26,951          26,436
FISHER SCIENTIFIC INTL INC                            2013      8.000%           1,000            1,057           1,135
FLEXTRONICS INTERNATIONAL                             2013      6.500%           1,050            1,061           1,076
FOREST OIL CORP                                       2014      7.750%             500              536             544
GANNETT CO INC                                        2007      5.500%           9,445            9,413           9,839
GENERAL ELECTRIC CAP CORP                             2008      3.500%           7,500            7,495           7,444
GENERAL ELECTRIC CAP CORP                             2010      4.250%           2,000            1,991           1,997
GENERAL ELECTRIC CAP CORP                             2007      5.375%           5,000            4,991           5,198
GENERAL ELECTRIC CAP CORP                             2008      4.250%           4,000            3,985           4,067
GENERAL MILLS                                         2007      5.125%           7,300            7,491           7,495
GENERAL MOTORS ACCEPTANCE CORP                        2011      6.875%          12,500           13,341          12,810
GEORGIA GULF CORP                                     2013      7.125%           1,950            2,023           2,106
GRAPHIC PKG INTL CORP                                 2011      8.500%           1,000            1,093           1,093
HALLIBURTON CO                                        2010      5.500%          17,500           18,069          18,432
HALLMARK CARDS  INC                                   2008      4.220%          10,000           10,000           9,931 (d)
HARRAHS OPERATING CO                                  2005      7.875%           2,000            2,018           2,080
HCA INC                                               2012      6.300%           1,800            1,825           1,826
HCA INC                                               2009      5.500%             500              502             500
HILTON HOTELS CORP                                    2009      7.200%           1,500            1,546           1,673
HOME DEPOT INC                                        2009      3.750%          33,500           33,483          33,200 (d)
HORTON D R INC                                        2009      8.000%           2,000            1,995           2,233
HOST MARRIOTT  L.P.                                   2013      7.125%           1,500            1,541           1,603
INTERNATIONAL PAPER COMPANY                           2008      3.800%          15,000           15,076          14,938
INTERNATIONAL PAPER COMPANY                           2009      4.250%           2,000            1,997           2,008
INTERNATIONAL PAPER COMPANY                           2010      4.000%           7,500            7,494           7,360
JAMES RIVER CORP                                      2007      6.875%           1,000            1,021           1,063
JC PENNEY INC                                         2015      6.875%             500              523             541
JEAN COUTU GROUP                                      2012      7.625%             500              508             529 (d)
JOHN DEERE CAPITAL CORPORATION                        2008      3.900%          15,000           15,116          15,105
JONES APPAREL GROUP INC                               2006      7.875%           2,000            1,998           2,116
JONES APPAREL GROUP INC                               2009      4.250%          18,750           18,752          18,684 (d)
K HOVNANIAN ENTERPRISES INC                           2014      6.375%           1,000            1,030           1,003
K HOVNANIAN ENTERPRISES INC                           2015      6.250%             750              750             737 (d)
KB HOME                                               2014      5.750%           1,250            1,244           1,238
KB HOME                                               2015      5.875%             750              736             743
KELLOGG CO.                                           2006      6.000%           5,150            5,325           5,310
KELLOGG CO.                                           2008      2.875%           5,000            4,999           4,862
KELLOGG UK HOLDING CO LIMITED                         2006      4.490%           5,600            5,600           5,663 (d)
KENDALL-JACKSON WINE ESTATES L                        2009      3.360%          12,000           12,000          11,402 (d)
KEY ENERGY GROUP INC                                  2013      6.375%             820              778             834
KIRBY CORPORATION                                     2013      3.581%          12,000           12,000          12,139 (d)
KRAFT FOODS INC                                       2006      4.625%          15,000           14,991          15,304
KRAFT FOODS INC                                       2008      4.000%           4,000            3,982           4,001
KROGER COMPANY                                        2006      8.150%           4,000            4,001           4,271
L-3 COMMUNICATIONS CORP                               2013      6.125%           2,750            2,751           2,839
LAMAR MEDIA CORP                                      2013      7.250%           1,745            1,855           1,885
LEAR CORP                                             2005      7.960%           1,500            1,500           1,524
LIN TELEVISION CORP                                   2013      6.500%           1,000              980           1,029
LOCKHEED CORP                                         2009      8.200%          16,000           18,949          18,863
LOUISIANA PACIFIC                                     2005      8.500%           1,000              998           1,027

                                                                            Bal Held at
                                                                             12/31/04
                                                                             Principal
                                                                           Amt of Bonds                         Value at
                                                                           & Notes or #           Cost          12/31/04
Issuer Name and Issuer Title                                                 of Shares       (Notes a & c)      (Note a)
----------------------------------------------------                       --------------    --------------- ---------------
MANITOWOC CO                                          2013      7.125%           1,575            1,607           1,705
MASCO CORP                                            2007      4.625%           5,000            4,993           5,120
MAY DEPT STORES                                       2009      4.800%          17,500           17,579          17,794
MEDIA GENERAL                                         2006      6.950%           5,000            4,999           5,211
MEDIANEWS GROUP INC                                   2013      6.875%           1,500            1,494           1,538 (d)
MERITOR AUTOMOTIVE INC                                2009      6.800%             500              516             525
MGM MIRAGE INC                                        2009      6.000%           2,250            2,261           2,318
MOHEGAN TRIBAL GAMING AUTHORIT                        2009      6.375%           1,500            1,515           1,541
NALCO COMPANY                                         2011      7.750%           1,500            1,546           1,620
NEIGHBORCARE INC                                      2013      6.875%             500              505             524
NEWFIELD EXPLORATION CO                               2011      7.625%           2,500            2,579           2,813
NEWFIELD EXPLORATION CO                               2014      6.625%             200              210             212 (d)
NORAMPAC INC                                          2013      6.750%           2,500            2,487           2,631
NORTHROP GRUMMAN                                      2011      7.125%           5,000            5,583           5,738
NOVA CHEMICALS CORPORATION                            2012      6.500%           1,300            1,355           1,378
OCCIDENTAL PETROLEUM CORP                             2008      7.375%           7,500            8,180           8,411
OFFSHORE LOGISTICS  INC.                              2013      6.125%             500              479             508
OMNICARE  INC                                         2013      6.125%           1,750            1,780           1,759
OWENS-BROCKWAY                                        2011      7.750%           1,500            1,556           1,624
PACIFIC ENERGY PARTNERS                               2014      7.125%             500              508             533
PACKAGING CORP OF AMERICA                             2008      4.375%           3,250            3,239           3,247
PEABODY ENERGY CORP                                   2013      6.875%           2,500            2,586           2,706
PEABODY ENERGY CORP                                   2016      5.875%           1,000            1,007             995
PRAXAIR INC.                                          2008      2.750%          15,000           14,955          14,456
QUEBECOR WORLD INC                                    2006      7.200%          10,000           10,000          10,304 (d)
RAYTHEON COMPANY                                      2010      6.550%           1,655            1,862           1,821
RAYTHEON COMPANY                                      2010      6.000%             638              703             690
RAYTHEON COMPANY                                      2007      4.500%           2,995            3,028           3,064
RIO TINTO LTD                                         2008      2.625%          12,500           12,498          11,974
ROGERS CABLE SYSTEMS                                  2013      6.250%           1,500            1,522           1,504
RUSSEL METALS                                         2014      6.375%             865              854             878
SAFEWAY INC                                           2007      4.800%           5,000            4,995           5,098
SARA LEE CORP                                         2008      2.750%          15,000           14,964          14,527
SCHULER HOMES INC                                     2009      9.375%           1,000            1,000           1,075
SCOTTS COMPANY                                        2013      6.625%           1,500            1,529           1,579
SEAGATE TECHNOLOGY                                    2009      8.000%             250              267             270
SHAW COMMUNICATIONS INC                               2011      7.250%           1,250            1,302           1,378
SILGAN HOLDING                                        2013      6.750%           1,000            1,001           1,040
SINCLAIR BROADCAST GROUP INC.                         2012      8.000%             500              526             531
SPEEDWAY MOTOR SPORT                                  2013      6.750%           1,000            1,012           1,055
SPX CORP                                              2011      6.250%             250              252             264
STANDARD PACIFIC CP                                   2008      6.500%           1,500            1,505           1,573
STANLEY WORKS                                         2007      3.500%           2,500            2,494           2,492
STARWOOD HOTELS AND RESORTS WO                        2012      7.875%             500              551             571
STATION CASINOS INC.                                  2012      6.000%           1,000              956           1,019
SUSQUEHANNA MEDIA CO                                  2013      7.375%           1,000            1,035           1,070
TARGET CORP                                           2009      5.375%           6,150            6,347           6,510
TEREX CORPORATION                                     2014      7.375%             500              495             536
THOMSON CORP                                          2009      4.250%           7,500            7,448           7,513
TIME WARNER INC                                       2006      6.125%           8,000            7,995           8,284
TIME WARNER INC                                       2007      6.150%           8,000            8,472           8,464
TRANS OCEAN CONTAINER CORP                            2007      6.670%             277              277             279 (d)
TRANSDIGM INC                                         2011      8.375%             750              793             804
TRIAD HOSPITALS                                       2013      7.000%             500              514             511
TRIAD HOSPITALS                                       2012      7.000%           1,500            1,500           1,579
TYCO INTL GROUP SA                                    2009      6.125%          13,500           14,190          14,567

                                                                            Bal Held at
                                                                             12/31/04
                                                                             Principal
                                                                           Amt of Bonds                         Value at
                                                                           & Notes or #           Cost          12/31/04
Issuer Name and Issuer Title                                                 of Shares       (Notes a & c)      (Note a)
----------------------------------------------------                       --------------    --------------- ---------------
UNION PACIFIC CORP                                    2009      3.875%           6,000            5,988           5,953
UNION PACIFIC CORP                                    2010      3.625%           3,000            2,984           2,891
UNION PACIFIC RAILROAD COMPANY                        2012      3.860%          15,000           15,000          14,789 (d)
UNION TANK                                            2008      6.500%           2,203            2,202           2,306
UNITED AIRLINES PASS THROUGH T                        2010      7.032%           3,920            3,528           3,528
UNITED HEALTHCARE                                     2005      7.500%           6,000            5,996           6,193
UNITED RENTALS - NORTH AMERICA                        2012      6.500%             915              914             892
UNITED STATES STEEL                                   2010      9.750%           1,500            1,576           1,718
UNIVERSAL COMPRESSION INC                             2010      7.250%             500              521             534
VAIL RESORTS INC                                      2014      6.750%             500              509             509
VALERO ENERGY CORP                                    2007      6.125%           3,500            3,497           3,682
VALMONT INDUSTRIES                                    2014      6.875%           1,500            1,503           1,560
VALSPAR CORP                                          2007      6.000%          10,000            9,975          10,390
VIACOM INC                                            2007      5.625%          10,000           10,085          10,455
VIDEOTRON - LE GRPE LTD                               2014      6.875%           1,000            1,020           1,034
VIN & SPIRIT AB - V&S                                 2008      3.570%          15,000           15,000          14,688 (d)
VIVENDI UNIVERSAL                                     2008      6.250%           1,070            1,096           1,161
VWR INTERNATIONAL INC                                 2012      6.875%           1,000            1,033           1,045 (d)
WABTEC                                                2013      6.875%           1,000            1,016           1,050
WALMART STORES                                        2006      5.450%          10,000           10,110          10,343
WALMART STORES                                        2011      4.125%          20,000           20,101          20,067
WCI COMMUNITIES                                       2013      7.875%           1,810            1,855           1,905
WEYERHAEUSER CO                                       2008      5.950%          10,000           10,275          10,709
XTO ENERGY INC                                        2013      6.250%           1,500            1,540           1,636
XTO ENERGY INC                                        2014      4.900%           1,000              994             998
                                                   -------------------------------------------------------------------------------
Total - Corporate - Industrial                                                 884,063          896,516         903,503

Corporate - Utility

AMERICAN ELECTRIC POWER                               2006      6.125%           2,500            2,498           2,591
AMERICAN ELECTRIC POWER                               2010      5.375%           6,000            6,291           6,279
AMERICAN ELECTRIC POWER                               2009      3.550%          15,000           15,000          14,117 (d)
AMERITECH CAPITAL FUNDING CORP                        2008      6.150%           7,000            7,624           7,472
BELLSOUTH CAP FUNDING                                 2010      7.750%          15,000           17,203          17,377
BRITISH TELECOMM/PP                                   2005      7.875%          12,500           12,774          13,037
BROADWING (CINCINNATI BELL)                           2013      7.250%           1,250            1,272           1,284
CAROLINA PWR & LT                                     2009      5.950%           4,000            4,250           4,274
CINGULAR WIRELESS LLC                                 2006      5.625%           5,000            4,992           5,193
COMCAST CABLE COMMUNICATIONS I                        2008      6.200%          15,000           16,128          16,198
COMCAST CABLE COMMUNICATIONS I                        2006      6.375%           1,300            1,299           1,342
CONSOLIDATED EDISON CO OF NEW                         2008      6.250%           6,000            6,493           6,421
CONSOLIDATED EDISON INC                               2008      3.625%           9,000            8,979           8,923
CONSOLIDATED NAT GAS CO                               2008      6.625%           5,700            6,246           6,219
CONSUMERS ENERGY                                      2008      6.375%           2,500            2,707           2,673
CONSUMERS ENERGY                                      2008      4.250%           9,500            9,738           9,593
DETROIT ENERGY                                        2009      6.650%           5,000            5,457           5,463
DEUTSCHE TELEKOM INTERNATIONAL                        2010      8.500%          15,750           18,848          18,764
DEUTSCHE TELEKOM INTERNATIONAL                        2008      3.875%           5,000            5,002           4,993
DPL INC                                               2011      6.875%           1,250            1,293           1,365
DUKE ENERGY CORP.                                     2008      3.750%           4,500            4,501           4,494
DUKE ENERGY CORP.                                     2008      4.200%          10,000           10,067          10,076
ENERGY EAST CORP                                      2006      5.750%           7,500            7,483           7,796
FIRSTENERGY CORP.                                     2006      5.500%          10,000            9,995          10,333
FPL FUELS INC                                         2006      2.340%           5,370            5,370           5,283 (d)
FPL FUELS INC                                         2006      2.340%           4,630            4,630           4,555 (d)
FPL GROUP CAPITAL INC.                                2007      4.086%          15,000           15,174          15,159

                                                                            Bal Held at
                                                                             12/31/04
                                                                             Principal
                                                                           Amt of Bonds                         Value at
                                                                           & Notes or #           Cost          12/31/04
Issuer Name and Issuer Title                                                 of Shares       (Notes a & c)      (Note a)
----------------------------------------------------                       --------------    --------------- ---------------
FRANCE TELECOM                                        2006      7.950%          14,301           14,937          15,016
GULF STATE UTILITIES                                  2009      2.800%          10,000           10,000           9,993
KANSAS CITY POWER & LIGHT                             2005      7.125%          10,000           10,107          10,360
KANSAS CITY POWER & LIGHT                             2007      6.000%           4,000            3,996           4,161
MIDAMERICAN ENERGY HLDGS                              2008      3.500%           9,500            9,490           9,306
NISOURCE FINANCE CORPORATION                          2010      7.875%           7,500            8,737           8,817
NISOURCE FINANCE CORPORATION                          2006      3.200%           3,000            3,001           2,982
NORTHERN STATES POWER                                 2010      4.750%           3,500            3,493           3,562
PACIFIC GAS AND ELECTRIC COMPA                        2009      3.600%          17,500           17,116          17,257
PACIFIC GAS AND ELECTRIC COMPA                        2011      4.200%           6,250            6,235           6,152
PACIFICORP                                            2008      4.300%           6,500            6,493           6,564
PECO ENERGY COMPANY                                   2008      3.500%          20,000           20,000          19,842
PLAINS EXPLOR & PROD                                  2014      7.125%             895              905             976
PPL CORPORATION                                       2005      7.750%           3,000            3,000           3,038
PPL ELECTRIC UTILITIES CORPORA                        2007      5.875%           6,135            6,593           6,449
PROGRESS ENERGY INC                                   2006      6.750%           2,100            2,100           2,179
PROGRESS ENERGY INC                                   2008      5.850%          10,000            9,997          10,546
PUB SERV CO OF COLORADO                               2008      4.375%           8,730            8,903           8,874
PUGET ENERGY INC                                      2008      3.363%           3,500            3,500           3,437
RELIANT RESOURCES INC                                 2014      6.750%           1,500            1,525           1,500
SBC COMMUNICATIONS INC                                2011      6.250%           7,000            7,568           7,680
SBC COMMUNICATIONS INC                                2006      5.750%           5,000            5,052           5,160
SBC COMMUNICATIONS INC                                2009      4.125%           5,000            4,967           4,991
SEMPRA ENERGY                                         2009      4.750%          11,000           10,995          11,213
SOUTHERN CA EDISON                                    2007      2.545%          15,000           14,978          14,995
SOUTHERN CA GAS CO                                    2009      2.630%          10,000           10,000           9,998
SOUTHERN COMPANY CAPITAL FUNDI                        2007      5.300%           6,500            6,495           6,797
SOUTHWESTERN PUB SRV CO                               2006      5.125%           7,000            6,992           7,184
SPRINT CAPITAL CORP                                   2011      7.625%          10,000           11,350          11,610
TAMPA ELECTRIC CO                                     2007      5.375%           3,785            4,017           3,937
TELECOM ITALIA CAPITAL                                2008      4.000%          10,000           10,090           9,962
TELEFONICA EUROPE                                     2005      7.350%           8,000            7,999           8,237
TELUS CORP ORD                                        2007      7.500%           9,000            9,675           9,779
TOYO COMMUNICATION EQUIPMENT                          2008      2.875%          20,000           19,925          19,476
TRANS CONTINENTAL GAS PIPELINE                        2011      7.000%             750              794             822
VERIZON NEW YORK INC                                  2012      6.875%           4,000            4,380           4,490
VIRGINIA ELEC & PWR CO                                2006      5.750%           4,675            4,671           4,813
VODAFONE GROUP PLC                                    2005      7.625%          10,000           10,008          10,053
VODAFONE GROUP PLC                                    2010      7.750%           4,400            5,204           5,114
VODAFONE GROUP PLC                                    2008      3.950%           3,500            3,533           3,524
WESTERN RESOURCES                                     2007      7.875%           2,448            2,637           2,662
WISCONSIN ENERGY                                      2008      5.500%           2,500            2,596           2,632
XCEL ENERGY                                           2008      3.400%           2,500            2,438           2,443
                                                   -------------------------------------------------------------------------------
Total - Corporate - Utility                                                    511,219          527,806         529,857

                                                   -------------------------------------------------------------------------------
Total - Corporate Debt Securities                                            2,255,188        2,279,295       2,295,179
                                                   -------------------------------------------------------------------------------

Total - BONDS AND NOTES                                                      5,505,480        5,540,125       5,561,538

PREFERRED STOCK

Preferred Stock - Stated Maturity

Corporate - Industrial

BHP OPERATIONS                                        2006      6.760%              50            5,000           5,184 (d)
WHIRLPOOL CORP                                        2008      6.550%               9              902             970 (d)
                                                   -------------------------------------------------------------------------------
Total - Corporate - Industrial                                                      59            5,902           6,154

                                                                            Bal Held at
                                                                             12/31/04
                                                                             Principal
                                                                           Amt of Bonds                         Value at
                                                                           & Notes or #           Cost          12/31/04
Issuer Name and Issuer Title                                                 of Shares       (Notes a & c)      (Note a)
----------------------------------------------------                       --------------    --------------- ---------------
Corporate - Utility

AMERENCILCO                                           2008      5.850%              33            3,315           3,331
INDIANA MICHIGAN PWR CO                               2009      6.300%              52            5,224           5,225
INDIANA MICHIGAN PWR CO                               2009      6.250%              20            2,000           2,000
INDIANA MICHIGAN PWR CO                               2009      5.900%              28            2,768           2,822
LOUISVILLE GAS & ELECTRIC CO                          2008      5.875%              11            1,079           1,082
OHIO POWER CO                                         2009      5.900%              25            2,461           2,483
SAN DIEGO GAS & ELEC COMPANY                          2008      7.050%              51            1,294           1,285
                                                   -------------------------------------------------------------------------------
Total - Corporate - Utility                                                        220           18,141          18,228
                                                   -------------------------------------------------------------------------------
Total - Preferred Stock - Stated Maturity                                          279           24,043          24,383
Preferred Stock - Perpetual
Corporate - Finance
CITIBANK-NEW YORK  NY                                           0.000%             100           10,000          10,075
CITIGROUP INC                                                   5.860%             150            7,782           7,793
                                                   -------------------------------------------------------------------------------
Total - Corporate - Finance                                                        250           17,782          17,868
                                                   -------------------------------------------------------------------------------
Total - Preferred Stock - Perpetual                                                250           17,782          17,868
                                                   -------------------------------------------------------------------------------
Total - PREFERRED STOCK                                                            529           41,825          42,251
                                                   -------------------------------------------------------------------------------
TOTAL Investments in Securities of
Unaffiliated Issuers                                                         5,506,009        5,581,950       5,603,789

NOTES:

a) See Notes 1 and 3 to the financial statements regarding determination of cost and fair values. All available-for-sale securities are carried at fair value on the balance sheet.

b) In the absence of market quotations, securities are valued by AmEx Certificate Company at fair value

c) Aggregate cost of investment in securities of unaffiliated issuers for federal income tax purposes was $4,990,644.

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

AMERICAN EXPRESS CERTIFICATE COMPANY                                                                             SCHEDULE II

Investments in and Advances to Affiliates and Income Thereon

December 31, 2004, 2003 and 2002
($ in thousands)
                                                                    Balance December 31, 2004
                                                        --------------------------------------------------
                                                                                                                 Interest
                                                                                                                Dividends
                                                           Principal                          Carrying           Credited
                                                           Amount or            Cost            Value           to Income
Name of Issuer and Title of Issue                        No. of Shares           (a)             (b)               (c)
----------------------------------                      -----------------    ------------   --------------    ---------------
Wholly Owned Subsidiary (b):
Real Estate Investment Company:
  Investors Syndicate Development Corporation:
      Capital Stock.....................................             100            ($41)            ($41)                $0
                                                        =================

  Investors Syndicate Development Corporation:
      Undistributed Net Income..........................              $0                                                   0
                                                        =================

Other Affiliates (as defined in Sec. 2(a)(3) of the
Investment Company Act of 1940).........................              $0               0                0                  0
                                                        =================    ------------   --------------    ---------------

    Total affiliates....................................                            ($41)            ($41)                $0
                                                                             ============   ==============    ===============

                                                                    Balance December 31, 2003
                                                        --------------------------------------------------
                                                                                                                 Interest
                                                                                                                Dividends
                                                           Principal                          Carrying           Credited
                                                           Amount or            Cost            Value           to Income
Name of Issuer and Title of Issue                        No. of Shares           (a)             (b)               (c)
----------------------------------                      -----------------    ------------   --------------    ---------------

Wholly Owned Subsidiary (b):
Real Estate Investment Company:
  Investors Syndicate Development Corporation:
      Capital Stock.....................................             100            ($45)            ($45)                $0
                                                        =================

Other Controlled Companies:                                           $0               4                4                  0
                                                        =================

Other Affiliates (as defined in Sec. 2(a)(3) of the
Investment Company Act of 1940).........................              $0               0                0                  0
                                                        =================    ------------   --------------    ---------------

    Total affiliates....................................                            ($41)            ($41)                $0
                                                                             ============   ==============    ===============

AMERICAN EXPRESS CERTIFICATE COMPANY                                                                             SCHEDULE II

Investments in and Advances to Affiliates and Income Thereon

December 31, 2004, 2003 and 2002
($ in thousands)

                                                                    Balance December 31, 2002
                                                        --------------------------------------------------
                                                                                                                 Interest
                                                                                                                Dividends
                                                           Principal                          Carrying           Credited
                                                           Amount or            Cost            Value           to Income
Name of Issuer and Title of Issue                        No. of Shares           (a)             (b)               (c)
----------------------------------                      -----------------    ------------   --------------    ---------------

Wholly Owned Subsidiary (b):
Real Estate Investment Company:
  Investors Syndicate Development Corporation:
      Capital Stock.....................................             100            $422             $422                 $0
                                                        =================

Other Controlled Companies:                                           $0            (467)            (467)                 0
                                                        =================

Other Affiliates (as defined in Sec. 2(a)(3) of the
Investment Company Act of 1940).........................              $0               0                0                  0
                                                        =================    ------------   --------------    ---------------

    Total affiliates....................................                            ($45)            ($45)                $0
                                                                             ============   ==============    ===============


NOTES:

  (a) The aggregate cost for federal income tax purposes was $(41), ($41) and ($45) at December 31, 2004, 2003 and 2002, subject to possible adjustment in certain circumstances under consolidated income tax return regulations.

  (b) Investments in stocks of wholly owned subsidiaries are carried at cost adjusted for equity in undistributed net income since organization or acquisition of the subsidiaries.

  (c) There were no dividends or interest earned which were not credited to income.

                                                AMERICAN EXPRESS CERTIFICATE COMPANY                                    SCHEDULE III
                                             Mortgage Loans on Real Estate and Interest
                                                         Earned on Mortgages
                                                   Year Ended December 31, 2004
                                                              (Thousands)

                                                                         Mortgage loans on real estate at      Part 2 - Interest
                                                     Part 1 -                       end of period              earned on mortgages
                                                     --------         --------------------------------------- ---------------------

                                                                                 Amount of principal
                                                                                  unpaid at end of
                                                                                      period
                                                                                --------------------
                                                                                                                          Average
                                                                                                                           gross
                                                                                                                          rate of
                                                                      Carrying                                 Interest   interest
                                                                      amount of          Subject     Amount    due and       on
                                                                      mortgages            to          of      accrued    mortgages
                                                       Number  Prior  (c),(g),         delinquent  mortgages  at end of  held at end
                                                        of     liens  (h) and           interest      being    period     of period
Loan No.         Description (a)    Property Location  loans    (b)     (i)      Total     (d)     foreclosed   (e)         (f)
----------------------------------- ------------------ ------  ------ --------- ------ ----------- ---------- ---------- -----------
First mortgages:
  Insured by Federal Housing
  Administration - liens on:
      Residential - under $100                              0                $0     $0         $0          $0                 0.000%
      Apartment and business -
      under $100                                            0                 0      0          0           0                 0.000%
                                                       ------         --------- ------ ----------- ----------            -----------

                  Total                                     0                 0      0          0           0                 0.000%
                                                       ------         --------- ------ ----------- ----------            -----------
  Partially guaranteed under
  Serviceman's Readjustment Act of 1944,
    as amended - liens on:
      Residential - under $100                              0                 0      0          0           0                 0.000%
      Apartment and business -
      under $100                                            0                 0      0          0           0                 0.000%
                                                       ------         --------- ------ ----------- ----------            -----------

                  Total                                     0                 0      0          0           0                 0.000%
                                                       ------         --------- ------ ----------- ----------            -----------
  Other - liens on:
    Residential                                             0                 0      0          0           0                 0.000%
                                                       ------         --------- ------ ----------- ----------            -----------
    Apartment and business:
      Under $100                                            0                 0      0          0           0                 0.000%
      $100 to $150                                          0                 0      0          0           0                 0.000%
      $150 to $200                                          0                 0      0          0           0                 0.000%
      $200 to $250                                          0                 0      0          0           0                 0.000%
      $250 to $300                                          1               255    255          0           0                 8.500%
      $300 to $350                                          0                 0      0          0           0                 0.000%
      $350 to $400                                          0                 0      0          0           0                 0.000%
      $400 to $450                                          0                 0      0          0           0                 0.000%
      $450 to $500                                          0                 0      0          0           0                 0.000%
      Over $500:

  21-47139                          Eagan, MN               1             1,087  1,087          0           0                8.25000
  21-47157                          Tampa, FL               1             2,484  2,484          0           0                7.65000
  21-47167                          Ruskin, FL              1             5,367  5,367          0           0                7.44000
  21-47168                          Riverview, FL           1             2,877  2,877          0           0                7.44000
  21-47173                          Fairfield, NJ           1             3,467  3,467          0           0                7.26000
  21-47187                          Mebane, NC              1             2,523  2,523          0           0                7.22000
  21-47195                          Pharr, TX               1             1,873  1,873          0           0                3.80000
  21-47196                          Pharr, TX               1             4,192  4,192          0           0                3.80000
  21-47197                          Alamo, TX               1               960    960          0           0                3.80000
  21-47204                          Mary Esther, FL         1             2,586  2,586          0           0                7.04000
  21-47205                          Tucson, AZ              1             3,513  3,513          0           0                7.05000
  21-47206                          Albuquerque, NM         1             3,608  4,608          0           0                6.00000
  21-47209                          Brandeton, FL           1             5,131  5,131          0           0                6.40000
  21-47210                          West Haven, CT          1             3,658  3,658          0           0                6.60000
  21-47214                          Plymouth, MN            1             9,830  9,830          0           0                7.45000
  21-47215                          Urbandale, IA           1             2,894  2,894          0           0                6.25000
  21-47216                          Urbandale, IA           1             2,279  2,279          0           0                6.25000
  21-47223                          Houston, TX             1             5,390  5,390          0           0                6.15000
  21-47224                          Plano, TX               1             2,457  2,457          0           0                6.00000
  21-47226                          Austin, TX              1             2,435  2,435          0           0                5.50000
  21-47228                          Bridgeport, CT          1             3,812  3,812          0           0                7.14000
  21-47230                          Houston, TX             1             1,794  1,794          0           0                7.08000
  21-47232                          Milwaukee, WI           1             3,577  3,577          0           0                7.40000
  21-47233                          Jefferson City, MO      1             1,809  1,809          0           0                7.15000
  21-47234                          Littleton, CO           1             2,920  2,920          0           0                7.18000
  21-47235                          Southport, CT           1             2,439  2,439          0           0                7.02000
  21-47237                          Roanoke, VA             1             1,319  1,319          0           0                5.25000
  21-47238                          Cicero, IN              1             3,073  3,073          0           0                7.00000
  21-47240                          Baltimore, MD           1             3,553  3,553          0           0                7.02000
  21-47241                          Sioux Falls, SD         1               917    917          0           0                7.05000
  21-47242                          San Antonio, TX         1             3,997  3,997          0           0                7.33000
  21-47243                          Chesapeake. VA          1             2,711  2,711          0           0                6.96000
  21-47245                          Southport, CT           1             2,219  2,219          0           0                6.98000
  21-47246                          Dallas, TX              1               856    856          0           0                7.01000
  21-47248                          Moorehead, MN           1             5,034  5,034          0           0                6.96000
  21-47249                          Ventura, CA             1             4,439  4,439          0           0                6.75000
  21-47250                          Alexandria, VA          1             2,472  2,472          0           0                6.90000
  21-47251                          Phoenix, AZ             1             2,534  2,534          0           0                6.80000
  21-47252                          Broken Arrow, OK        1             3,016  3,016          0           0                6.80000
  21-47253                          Phoenix, AZ             1             1,511  1,511          0           0                6.80000
  21-47254                          Tulsa, OK               1             3,149  3,149          0           0                6.80000
  21-47255                          Forest Lake/
                                    Stillwater, MN          1             4,419  4,419          0           0                6.83000
  21-47256                          Rapid City, SD          1               881    881          0           0                6.75000
  21-47259                          Santa Clarita, CA       1             1,740  1,740          0           0                6.95000
  21-47260                          Ann Arbor, MI           1             2,559  2,559          0           0                6.98000
  21-47261                          Bloomington, MN         1               989    989          0           0                7.06000
  21-47262                          Fargo, ND               1             5,220  5,220          0           0                6.90000
  21-47263                          Columbus, OH            1             1,979  1,979          0           0                6.95000

                                                AMERICAN EXPRESS CERTIFICATE COMPANY                                    SCHEDULE III
                                             Mortgage Loans on Real Estate and Interest
                                                         Earned on Mortgages
                                                   Year Ended December 31, 2004
                                                              (Thousands)

                                                                         Mortgage loans on real estate at      Part 2 - Interest
                                                     Part 1 -                       end of period              earned on mortgages
                                                     --------         --------------------------------------- ---------------------

                                                                                 Amount of principal
                                                                                  unpaid at end of
                                                                                      period
                                                                                --------------------
                                                                                                                           Average
                                                                                                                            gross
                                                                                                                           rate of
                                                                     Carrying                                  Interest   interest
                                                                     amount of            Subject     Amount    due and      on
                                                                     mortgages              to          of      accrued   mortgages
                                                       Number Prior  (c),(g),           delinquent  mortgages  at end of held at end
                                                        of    liens  (h) and             interest      being    period    of period
Loan No.         Description (a)    Property Location  loans   (b)     (i)       Total     (d)     foreclosed   (e)        (f)
----------------------------------- ------------------ ------ ----- ---------   ------- ----------- ---------- --------- -----------
  21-47264                          Orem, UT             1              1,760     1,760          0           0               6.81000
  21-47266                          Clarkston, MI        1              3,701     3,701          0           0               6.89000
  21-47267                          Charlotte, NC        1              1,232     1,232          0           0               6.91000
  21-47268                          Seebring, FL         1              5,693     5,693          0           0               6.85000
  21-47269                          Spokane, WA          1              3,484     3,484          0           0               7.15000
  21-47270                          Houston, TX          1              2,528     2,528          0           0               6.80000
  21-47271                          Wilsonville, OR      1              1,529     1,529          0           0               6.85000
  21-47272                          Aurora, CO           1              1,779     1,779          0           0               6.44000
  21-47273                          Rapid City, SD       1                721       721          0           0               6.85000
  21-47274                          Towson, MD           1              1,065     1,065          0           0               6.85000
  21-47277                          Tucson, AZ           1              2,042     2,042          0           0               7.00000
  21-47278                          Kennewick, WA        1              6,028     6,028          0           0               6.75000
  21-47279                          Chetek, WI           1              1,876     1,876          0           0               7.25000
  21-47281                          Shaker Heights, OH   1              2,128     2,128          0           0               7.00000
  21-47282                          Springfield, VA      1              2,002     2,002          0           0               6.85000
  21-47285                          Fort Meyers, FL      1              3,622     3,622          0           0               6.75000
  21-47286                          Las Vegas, NV        1              2,341     2,341          0           0               7.00000
  21-47287                          Rogers, MN           1              4,874     4,874          0           0               7.30000
  21-47288                          Plymouth, MN         1              1,783     1,783          0           0               6.85000
  21-47289                          Newport News, VA     1              2,194     2,194          0           0               6.90000
  21-47290                          Doraville, GA        1              2,763     2,763          0           0               7.00000
  21-47291                          Liverpool, NY        1              2,731     2,731          0           0               7.00000
  21-47292                          Las Vegas, NV        1              7,419     7,419          0           0               6.84000
  21-47293                          Corvallis, OR        1              4,006     4,006          0           0               6.75000
  21-47294                          Hope Mills, NC       1              1,319     1,319          0           0               7.00000
  21-47295                          Concord, OH          1              1,026     1,026          0           0               7.00000
  21-47296                          Painesville, OH      1                987       987          0           0               7.00000
  21-47297                          Concord, OH          1              1,660     1,660          0           0               7.00000
  21-47298                          Rock Hill, SC        1                741       741          0           0               7.25000
  21-47299                          Escondido, CA        1              2,064     2,064          0           0               7.00000
  21-47303                          Santa Monica, CA     1              6,183     6,183          0           0               3.21375
  21-47304                          Houston, TX          1              6,814     6,814          0           0               6.40000
  21-47306                          FairviewPrk/         1              4,229     4,229          0           0               3.23000
                                    Cuyahoga Falls, OH
  21-47308                          Clearwater,  FL      1              5,949     5,949          0           0               6.18000
  21-47310                          Sacramento,  CA      1              5,363     5,363          0           0               3.11938
  21-47311                          Sacramento,  CA      1              3,521     3,521          0           0               3.11938
  21-47312                          Boxborough,  MA      1              7,534     7,534          0           0               3.36375
  21-47313                          Orchard Park,  NY    1              4,036     4,036          0           0               3.23000
  21-47315                          Humble, TX           1              6,546     6,546          0           0               3.36938
  21-47317                          Oak Lawn, IL         1              1,528     1,528          0           0               5.00000
  21-47318                          Silverdale, WA       1              4,595     4,595          0           0               4.41000
  21-47319                          Pittsburgh, PA       1              2,548     2,548          0           0               4.93000
  21-47320                          Kirland, WA          1              3,222     3,222          0           0               4.66000
  21-47321                          Clinton
                                    Township, MI         1              6,829     6,829          0           0               3.81000
  21-47322                          Colleyville, TX      1              2,417     2,417          0           0               3.94000
  21-47323                          Alameda, CA          1              6,054     6,054          0           0               3.62750
  21-47330                          Meriden, CT          1              4,300     4,300          0           0               5.39000
  21-87316                          Huson, MA            1              1,442     1,442          0           0               4.46250
  21-87324                          Falls Church, VA     1              2,250     2,250          0           0               4.79000
  21-87325                          Austin, TX           1              3,930     3,930          0           0               4.85000
  21-873256                         Austin, TX           1              2,270     2,270          0           0               4.31250
  21-87327                          Marietta, GA         1              2,483     2,483          0           0               4.80000
  21-87328                          Charlotte, NC        1              3,300     3,300          0           0               4.99000
  21-87329                          Omaha, NE            1              1,141     1,141          0           0               5.40000
  21-87331                          Omaha, NE            1              4,125     4,125          0           0               4.49000
  21-87332                          Denver, CO           1              5,191     5,191          0           0               4.80000

            Total Other                                104            328,452   329,452          0           0                6.242%
                                                      ------         ---------  ------- ----------- ----------           -----------

            Unallocated Reserve for Losses                              4,036
                                                                      --------

            Total First Mortgage Loans on Real Estate  104           $324,416  $329,452         $0          $0                6.242%
                                                      ======        ========= ======== ==========  ==========           ===========

                                                AMERICAN EXPRESS CERTIFICATE COMPANY                                    SCHEDULE III
                                             Mortgage Loans on Real Estate and Interest
                                                         Earned on Mortgages
                                                   Year Ended December 31, 2004
                                                              (Thousands)

Part 3 - Location of mortgaged properties                                          Amount of principal
-----------------------------------------                                        unpaid at end of period
                                                                                 -----------------------

                                                                   Carrying                     Subject
                                                                   amount of                      to           Amount of
                   State in                      Number    Prior   mortgages                  delinquent       mortgages
               which mortgaged                     of      liens   (c), (g),                   interest          being
             property is located                  loans     (b)    (h) and (i)    Total           (d)          foreclosed
---------------------------------------------  ---------- ------- ------------  ---------    ------------    -------------
    Arizona                                          4                9,601         9,601              0              0
    California                                       7               29,363        29,363              0              0
    Colorado                                         3                9,891         9,891              0              0
    Connecticut                                      5               16,429        16,429              0              0
    Florida                                          8               33,708        33,708              0              0
    Georgia                                          2                5,245         5,245              0              0
    Iowa                                             2                5,173         5,173              0              0
    Ilinois                                          1                1,528         1,528              0              0
    Indiana                                          1                3,073         3,073              0              0
    Massachusetts                                    2                8,976         8,976              0              0
    Maryland                                         2                4,619         4,619              0              0
    Michigan                                         3               13,090        13,090              0              0
    Minnesota                                        7               28,017        28,017              0              0
    Missouri                                         1                1,809         1,809              0              0
    Nevada                                           2                9,760         9,760              0              0
    New Jersey                                       1                3,467         3,467              0              0
    New Mexico                                       1                3,608         4,608              0              0
    New York                                         2                6,767         6,767              0              0
    North Carolina                                   5                9,401         9,401              0              0
    North Dakota                                     1                5,220         5,220              0              0
    Nebraska                                         2                5,266         5,266
    Ohio                                             5               10,983        10,983              0              0
    Oklahoma                                         2                6,165         6,165              0              0
    Oregon                                           2                5,535         5,535              0              0
    Pennsylvania                                     1                2,548         2,548              0              0
    South Carolina                                   1                  741           741              0              0
    South Dakota                                     3                2,520         2,520              0              0
    Texas                                           15               48,460        48,460              0              0
    Utah                                             1                1,760         1,760              0              0
    Virginia                                         6               12,948        12,948              0              0
    Washington                                       4               17,328        17,328              0              0
    Wisconsin                                        2                5,453         5,453              0              0
                                                --------          ----------    ---------     ----------    -----------

    Total                                          104              328,452       329,452              0              0
                                                --------          ----------    ---------     ----------    -----------

    Unallocated Reserve
    for Losses                                                        4,036
                                                                  ----------

    Total                                          104             $324,416      $329,452             $0             $0
                                                ========          ==========    =========     ==========    ===========

           AMERICAN EXPRESS CERTIFICATE COMPANY                                                                         SCHEDULE III
        Mortgage Loans on Real Estate and Interest
                   Earned on Mortgages
               Year Ended December 31, 2004
                       (Thousands)
NOTES:

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

(f) Information as to interest income by type and class of loan has been omitted because it is not readily available and the obtaining thereof would involve unreasonable effort and expense. In lieu thereof, the average gross interest rates (exclusive of amortization of discounts and premiums) on mortgage loans held at December 31, 2004 are shown by type and class of loan.

   The average gross interest rates on mortgage loans held at December 31, 2004, 2003 and 2002 are summarized as follows:

                                                                                           2004           2003           2002
                                                                                        --------       --------       --------
     First mortgages:
       Insured by Federal Housing Administration                                          0.000%         0.000%         0.000%
       Partially guaranteed under Servicemen's
         Readjustment Act of 1944, as amended                                             0.000          0.000          0.000
       Other                                                                              6.242          6.108          6.613
                                                                                        --------       --------       --------

           Combined average                                                               6.242%         6.108%         6.613%
                                                                                        ========       ========       ========

(g) Following is a reconciliation of the carrying amount of mortgage loans for the years ended December 31, 2004, 2003 and 2002.

                                                                                           2004           2003           2002
                                                                                        --------       --------       --------
     Balance at beginning of period                                                     $330,953       $338,924       $343,434
       New loans acquired:
         Nonaffiliated companies                                                          34,507         43,030         45,128
       Reserve for loss reversal                                                               0              0              0
                                                                                        --------       --------       --------
           Total additions                                                                34,507         43,030         45,128
                                                                                        --------       --------       --------

                                                                                         365,460        381,954        388,562
                                                                                        --------       --------       --------
     Deductions during period:
       Collections of principal                                                           37,544         47,688         48,349
       Reserve for loss                                                                    3,500          3,313          1,289
                                                                                        --------       --------       --------
           Total deductions                                                               41,044         51,001         49,638
                                                                                        --------------------------------------

     Balance at end of period                                                           $324,416       $330,953       $338,924
                                                                                        ========       ========       ========

(h) The aggregate cost of mortgage loans for federal income tax purposes at December 31, 2004 was $329,452.

(i) At December 31, 2004, an unallocated reserve for loss on first mortgage loans of $4,036 is recorded.

AMERICAN EXPRESS CERTIFICATE COMPANY                                                                                SCHEDULE V

Qualified Assets on Deposit

December 31, 2004
($ thousands)

                                                    Investment Securities
                                                 ----------------------------
                                                  Bonds and                              Mortgage
                                                    Notes             Stocks              Loans            Other
      Name of Depositary                             (a)                (b)                (c)              (d)            Total
------------------------------                   -----------         --------           ---------        --------       ----------
Deposits with states or their depositories to
  meet requirements of statutes and
  agreements:

    Illinois - Secretary of
      State of Illinois                                 $52               $0                  $0              $0              $52

    New Jersey - Commissioner
      of Banking and Insurance
      of New Jersey                                      50                0                   0               0               50

    Pennsylvania - Treasurer
      of the State of
      Pennsylvania                                      150                0                   0               0              150

    Texas - Treasurer of the
      State of Texas                                    120                0                   0               0              120
                                                 -----------         --------           ---------        --------       ----------

    Total deposits with states or their
      depositories to meet requirements of
      statues and agreements                            372                0                   0               0              372

Central depository - American
  Express Trust Company                           5,675,917           41,825             325,416          90,745        6,133,903
                                                 -----------         --------           ---------        --------       ----------

    Total                                        $5,676,289          $41,825            $325,416         $90,745        $6,134,275
                                                 ===========         ========           =========        ========       ==========

Notes:

(a) Represents amortized cost of bonds and notes.

(b) Represents average cost of individual issues of stocks.

(c) Represents unpaid principal balance of mortgage loans less unamortized discounts and reserve for losses.

(d) Represents cost of purchased call options and accounts payable purchased.

                AMERICAN EXPRESS CERTIFICATE COMPANY                                                                    SCHEDULE VI
                        Certificate Reserves
                     Part 1 - Summary of Changes
                    Year ended December 31, 2004
                             (Thousands)
                                                                   Balance at beginning of period             Additions
                                                                  -------------------------------  ---------------------------------
                                                                    Number
                                                                     of                                                    Charged
                                                     Yield         accounts    Amount               Charged     Reserve    to other
                                                  to maturity       with         of       Amount   to profit  payments by  accounts
                                                  on an annual     security   maturity      of      and loss  certificate    (per
             Description                         payment basis     holders      value    reserves   or income   holders    part 2)
---------------------------------------------- ------------------ ----------- --------- ---------  ---------- ------------ ---------
Installment certificates:
  Reserves to mature:
   Series 15, includes extended maturities
  15,     "        "        "                                              0          0         0        0            0         0
  20,     "        "        "                                              0          0         0        0            0         0
  15A,    "        "        "                                              0          0         0        0            0         0
  22A,    "        "        "                         3.09               289      7,076     6,250      165           55        47
  I-76,   "        "        "                         3.35               294      6,581     4,903      159          109         8
  Reserve Plus Flex Payment                                               24        249       158        0            2         0
  IC-Q-Installment                                                        21        328        70        0           11         0
  IC-Q-Ins                                                               156      1,813       840        0          108         2
  IC-Q-Ins Emp                                                             2         23        17        0            1         0
  IC-I                                                                10,841    175,508    92,554        0       15,920     1,655
  IC-I-Emp                                                                70      1,092       891        0          269        19
  Inst                                                                10,112          0    38,563        0       16,817       250
  Inst-E                                                                  55          0       164        0          143         3
  RP-Q-Installment                                                        39        559       274        0            1         1
  RP-Q-Flexible Payment                                                    5         65        48        0            0         0
  RP-Q-Ins                                                                 5        272        43        0            1         0
  RP-Q-Ins Emp                                                             0          0         1        0            0         0
  RP-I                                                                    32        610       396        0           28         7
  RP-I-EMP                                                                 0          0         0        0            0         0
  Inst-R & RP I95                                                        246     30,766       780        0          467         3
  Inst-R-E                                                                 4        260        10        0            6         0
                                                                  ----------- --------- ---------  ---------- ------------ ---------

                Total                                                 22,195    225,202   145,962      324       33,938     1,995
                                                                  ----------- --------- ---------  ---------- ------------ ---------

  Payments made in advance of certificate
    year requirements and accrued interest
    thereon:
  15, includes ext maturities                          2                   0          0         0        0            0         0
  20,     "        "        "                          2                   0          0        (1)       0            0         0
  15A,    "        "        "                          3                   0          0         1        0            0         0
  22A,    "        "        "                          3                   0          0       163        4           42         0
  I-76,   "        "        "                         3.5                  0          0       336       12           18         0
                                                                  ----------- --------- ---------  ---------- ------------ ---------

                Total                                                      0          0       499       16           60         0
                                                                  ----------- --------- ---------  ---------- ------------ ---------

  Additional credits and accrued interest
    thereon:
       "  15, includes ext mat                        2.5                  0          0         0        0            0         0
       "  20,     "        "        "                 2.5                  0          0         0        0            0         0
       "  15A,    "        "        "                  3                   0          0        (1)       0            0         0
       "  22A,    "        "        "                  3                   0          0     1,496       38            0        29
       "  I-76,   "        "        "                 3.5                  0          0     1,156       38            0        18
       "  Res Plus Flex Pay                                                0          0         0        0            0         0
       "  IC-Q-Installment                                                 0          0        (1)       0            0         0
       "  IC-Q-Ins                                                         0          0         0        2            0         0
       "  IC-Q-Ins Emp                                                     0          0         0        0            0         0
       "  IC-I                                                             0          0        77    1,645            0         0
       "  IC-I-Emp                                                         0          0         0       19            0         0
       "  Inst                                                             0          0        11      252            0         0
       "  Inst-E                                                           0          0         0        3            0         0
       "  RP-Q-Installment                                                 0          0         0        1            0         0
       "  RP-Q-Flexible Pay                                                0          0         0        0            0         0
       "  RP-Q-Ins                                                         0          0         0        0            0         0
       "  RP-Q-Ins Emp                                                     0          0         0        0            0         0
       "  RP-I                                                             0          0         0        7            0         0
       "  RP-I-EMP                                                         0          0         0        0            0         0
       "  Inst-R                                                           0          0         0        3            0         0
       "  Inst-R-E                                                         0          0         0        0            0         0
                                                                  ----------- --------- ---------  ---------- ------------ ---------

                Total                                                      0          0     2,738    2,008            0        47
                                                                  ----------- --------- ---------  ---------- ------------ ---------

                                                           Deductions              Balance at close of period
                                                --------------------------------- -----------------------------
                                                                                   Number
                                                                        Credited     of
                                                               Cash     to other  accounts   Amount
                                                            surrenders  accounts    with       of       Amount
                                                             prior to     (per    security  maturity      of
             Description                         Maturities  maturity   part 2)   holders     value    reserves
----------------------------------------------  ------------ --------- ---------- -------- ---------- ---------
Installment certificates:
  Reserves to mature:
   Series 15, includes extended maturities
  15,     "        "        "                          0           0         0         0          0         0
  20,     "        "        "                          0           0         0         0          0         0
  15A,    "        "        "                          0           0         0         0          0         0
  22A,    "        "        "                        272         237     1,221       208      5,270     4,787
  I-76,   "        "        "                          0         424       148       264      5,816     4,607
  Reserve Plus Flex Payment                           90          26         0         2         24        43
  IC-Q-Installment                                    20          14         0        13        229        47
  IC-Q-Ins                                            65         163         0       133      1,481       722
  IC-Q-Ins Emp                                         0           0         0         2         23        18
  IC-I                                            21,725      29,152         0     6,786    108,275    59,252
  IC-I-Emp                                            51         265         0        51        888       861
  Inst                                                 0      11,231         0    10,541          0    44,399
  Inst-E                                               0          49         0        67          0       261
  RP-Q-Installment                                    20          67         6        26        343       183
  RP-Q-Flexible Payment                                0           9         0         4         45        39
  RP-Q-Ins                                             0          41         0         3         24         3
  RP-Q-Ins Emp                                         0           0         0         0          0         1
  RP-I                                                83         110         0        19        360       239
  RP-I-EMP                                             0           0         0         0          0         0
  Inst-R & RP I95                                      0         169         0       291     26,098     1,081
  Inst-R-E                                             0           0         0         5        860        16
                                                ------------ --------- ---------- -------- ---------- ---------

                Total                             22,326      41,957     1,375    18,415    149,736   116,559
                                                ------------ --------- ---------- -------- ---------- ---------

  Payments made in advance of certificate
    year requirements and accrued interest
    thereon:
  15, includes ext maturities                          0           0         0         0          0         0
  20,     "        "        "                          0           0         0         0          0        (1)
  15A,    "        "        "                          0           0         0         0          0         1
  22A,    "        "        "                          4          13        64         0          0       128
  I-76,   "        "        "                          0          13         8         0          0       345
                                                ------------ --------- ---------- -------- ---------- ---------

                Total                                  4          26        72         0          0       473
                                                ------------ --------- ---------- -------- ---------- ---------

  Additional credits and accrued interest
    thereon:
       "  15, includes ext mat                         0           0         0         0          0         0
       "  20,     "        "        "                  0           0         0         0          0         0
       "  15A,    "        "        "                  0           0         0         0          0        (1)
       "  22A,    "        "        "                 71          52       318         0          0     1,122
       "  I-76,   "        "        "                  0          91        30         0          0     1,091
       "  Res Plus Flex Pay                            0           0         0         0          0         0
       "  IC-Q-Installment                             0           0         0         0          0         1
       "  IC-Q-Ins                                     0           0         2         0          0         0
       "  IC-Q-Ins Emp                                 0           0         0         0          0         0
       "  IC-I                                         0           0     1,658         0          0        64
       "  IC-I-Emp                                     0           0        19         0          0         0
       "  Inst                                         0           0       250         0          0        12
       "  Inst-E                                       0           0         3         0          0         0
       "  RP-Q-Installment                             0           0         1         0          0         0
       "  RP-Q-Flexible Pay                            0           0         0         0          0         0
       "  RP-Q-Ins                                     0           0         1         0          0        (1)
       "  RP-Q-Ins Emp                                 0           0         0         0          0         0
       "  RP-I                                         0           0         7         0          0         0
       "  RP-I-EMP                                     0           0         0         0          0         0
       "  Inst-R                                       0           0         3         0          0         0
       "  Inst-R-E                                     0           0         0         0          0         0
                                                ------------ --------- ---------- -------- ---------- ---------

                Total                                 71         143     2,292         0          0     2,286
                                                ------------ --------- ---------- -------- ---------- ---------

                AMERICAN EXPRESS CERTIFICATE COMPANY                                                                    SCHEDULE VI
                        Certificate Reserves
                     Part 1 - Summary of Changes
                    Year ended December 31, 2004
                             (Thousands)
                                                                    Balance at beginning of period             Additions
                                                                   -------------------------------  --------------------------------
                                                                     Number
                                                                      of                                                    Charged
                                                      Yield         accounts    Amount               Charged     Reserve    to other
                                                   to maturity       with         of       Amount   to profit  payments by  accounts
                                                   on an annual     security   maturity      of      and loss  certificate    (per
             Description                          payment basis     holders      value    reserves   or income   holders    part 2)
----------------------------------------------- ------------------ ----------- --------- ---------  ---------- ------------ --------
Res for accrued 3rd year 2113 - Installment
Prod only.                                                                  0          0       837      594         (572)        0
Res for accrued 6th year 2114                                               0          0         0        0            0         0
Acc int  - default I-76  2003/2025                     3.5                  0          0         0        4            0         0
Res for add'l credits to be allowed                                         0          0         0        0            0         0
 Installment Cert-Special Add'l                                             0          0         0        0            0         0
 Credits I-76 (2105)                                                        0          0         0        0            0         0
Accrued for add'l credits to                                                0          0         0        0            0         0
     be allowed at next anni (2102)                                         0          0        25       43            0         0
Reserve for death & disab (2111)                                            0          0         0        0            0         0
Res for reconversion  (2104)                                                0          0        36        0          (32)        0
                                                                   ----------- --------- ---------  ---------- ------------ --------

             Total                                                          0          0       898      641         (604)        0
                                                                   ----------- --------- ---------  ---------- ------------ --------

             Total installment certificates                            22,195    225,202   150,097    2,989       33,394     2,042
                                                                   ----------- --------- ---------  ---------- ------------ --------

Fully paid certificates:
  Single-Payment certificates:
    SP 74 (C2740-10 Prod 40)                           3.5                  0          0         0        0            0         0
    SP 75 - 50                                         3.5                  0          0         0        0            0         0
    SP 76 - 60                                         3.5                  0          0         0        0            0         0
    SP 77 - 70                                         3.5                  0          0         0        0            0         0
    SP 78 - 80                                         3.5                  0          0         0        0            0         0
    SP 79 - 90                                         3.5                  2         15        15        0            0         0
    SP 80 - 100                                        3.5                  0          0         2        0            0         0
    SP 81A - 110                                       3.5                  1         10        10        0            0         0
    SP 82A - 111                                       3.5                  2         22        22        0            0         0
    SP 82B - 112                                       3.5                  4         30        29        0            0         0
    SP 83A - 113                                       3.5                  0          0         0        0            0         0
    SP 83B - 114                                       3.5                 48        427       425        2            0         0
    IC-2-84 - 115, 116,117,118,119                     3.5                336      3,364     3,262       94            0         0
    IC-2-85 - 120,121,122,123,124,125,126,
    127,128,129,130                                    3.5                163      2,249     2,370        0            0        79
    IC-2-86 - 131                                      3.5                 95      1,599     1,310        0            0        46
    IC-2-87 - 132                                      3.5                126      2,082     1,878        0            0        62
    IC-2-88 - 133                                      3.5                244      3,822     3,603        0            0       125
    Reserve Plus Single Payment - 150                                      43        239       400        0            0         0
    Cash Reserve Single Payment - 160                                      19        139       150        0            0         0
    IC-Flexible Savings (Variable Term) - 165                         114,974  1,407,686  1,504,219       0    1,128,631    37,185
    IC-Flexible Savings Emp (VT) - 166                                    554      7,711    10,104        0          181       216
    IC-Preferred Investors - 250                                           17     13,607    13,757        0       27,515       156
    IC-Investors - 201, 202,203                                           473    925,975   960,935        0    1,092,394    12,949
    IC-Special Deposits U.K. - 204                                         31     41,218    43,891        0        8,423       560
    IC-Special Deposits HONG KONG - 205                                     0          0         0        0            0         0
    IC-1-84 - 170, 171,172,173,174                                         27        233       210        0            0         6
    Cash Reserve Variable Payment - 660                                   166        645       953        0          110         2
    Cash Reserve Variable PMT-3mo. - 662                               29,506     98,723   103,690        0      140,939       516
    IC-Future Value - 155                                                 810      9,481     9,481        0            0         0
    IC-Future Value Emp - 156                                              17        126       125        0            0         0
    IC-Stock Market - 180                                              82,167    424,970   472,621        0      215,853    21,521
    IC-MSC - 181                                                       22,488    322,900   335,128        0      128,149    12,923
    IC-EISC - 185                                                          34      2,468     2,472        0          947       120
    IC-AEBI Stock Market  - 301, 302,303,304,
    305                                                                   562    243,486   245,331        0      167,036    11,269
                                                                   ----------- --------- ---------  ---------- ------------ --------

             Total                                                    252,909  3,513,227 3,716,393       96    2,910,178    97,735
                                                                   ----------- --------- ---------  ---------- ------------ --------

  Additional credits and accrued interest
  thereon:
    SP 74 (2030/1 4022)                                3.5                  0          0         0        0            0         0
    SP 75                                              3.5                  0          0         0        0            0         0
    SP 76                                              3.5                  0          0         0        0            0         0
    SP 77                                              3.5                  0          0         0        0            0         0
    SP 78                                              3.5                  0          0         0        0            0         0
    SP 79                                              3.5                  0          0        15        0            0         0
    SP 80                                              3.5                  0          0         1        0            0         0
    SP 81A                                             3.5                  0          0         9        0            0         0
    SP 82A                                             3.5                  0          0        19        0            0         0
    SP 82B                                             3.5                  0          0        23        0            0         0
    SP 83A                                             3.5                  0          0         0        0            0         0
    SP 83B                                             3.5                  0          0       248        1            0         0
    IC-2-84                                            3.5                  0          0     1,811       52            0         1
    IC-2-85                                            3.5                  0          0        35       79            0         0
    IC-2-86                                            3.5                  0          0        24       40            0         0

                                                             Deductions               Balance at close of period
                                                  --------------------------------- ------------------------------
                                                                                     Number
                                                                          Credited     of
                                                                 Cash     to other  accounts   Amount
                                                              surrenders  accounts    with       of       Amount
                                                               prior to     (per    security  maturity      of
             Description                           Maturities  maturity   part 2)   holders     value    reserves
-----------------------------------------------   ------------ --------- ---------- -------- ---------- ----------
Res for accrued 3rd year 2113 - Installment
Prod only.                                               0           0         0         0          0       859
Res for accrued 6th year 2114                            0           0         0         0          0         0
Acc int  - default I-76  2003/2025                       0           1         3         0          0         1
Res for add'l credits to be allowed                      0           0         0         0          0         0
 Installment Cert-Special Add'l                          0           0         0         0          0         0
 Credits I-76 (2105)                                     0           0         0         0          0         0
Accrued for add'l credits to                             0           0         0         0          0         0
     be allowed at next anni (2102)                      0           0        47         0          0        22
Reserve for death & disab (2111)                         0           0         0         0          0         0
Res for reconversion  (2104)                             0           0         0         0          0         1
                                                  ---------- ----------- ---------- -------- ---------- ----------

             Total                                       0           1        50         0          0       883
                                                  ---------- ----------- ---------- -------- ---------- ----------

             Total installment certificates         22,401      42,128     3,790    18,415    149,736   120,205
                                                  ---------- ----------- ---------- -------- ---------- ----------

Fully paid certificates:
  Single-Payment certificates:
    SP 74 (C2740-10 Prod 40)                             0           0         0         0          0         0
    SP 75 - 50                                           0           0         0         0          0         0
    SP 76 - 60                                           0           0         0         0          0         0
    SP 77 - 70                                           0           0         0         0          0         0
    SP 78 - 80                                           0           0         0         0          0         0
    SP 79 - 90                                           0           0         0         2         15        15
    SP 80 - 100                                          0           0         0         0          0         2
    SP 81A - 110                                         0           0         0         1         10        10
    SP 82A - 111                                         0           0         0         2         22        22
    SP 82B - 112                                         0           0         0         3         20        29
    SP 83A - 113                                        10           0         0         0          0       (10)
    SP 83B - 114                                       319          14        94         0          0         0
    IC-2-84 - 115, 116,117,118,119                   1,189         251       617       113      1,302     1,298
    IC-2-85 - 120,121,122,123,124,125,126,
    127,128,129,130                                      0         301         0       145      2,004     2,148
    IC-2-86 - 131                                        0         253         0        90      1,372     1,102
    IC-2-87 - 132                                        0         312         0       113      1,798     1,628
    IC-2-88 - 133                                        0         576         0       221      3,236     3,153
    Reserve Plus Single Payment - 150                  113         115         0         9        128       173
    Cash Reserve Single Payment - 160                  146           5         0         0          0         0
    IC-Flexible Savings (Variable Term) - 165            0     647,113         0   136,212  1,922,458  2,022,922
    IC-Flexible Savings Emp (VT) - 166                   0       1,695         0       483      6,716     8,806
    IC-Preferred Investors - 250                         0      25,079         0        17     16,152    16,349
    IC-Investors - 201, 202,203                          0     829,343         0       587  1,209,080  1,236,934
    IC-Special Deposits U.K. - 204                       0      14,429         0        26     36,405    38,445
    IC-Special Deposits HONG KONG - 205                  0           0         0         0          0         0
    IC-1-84 - 170, 171,172,173,174                      88          68         7         7         76        51
    Cash Reserve Variable Payment - 660                112         253         0       110        476       701
    Cash Reserve Variable PMT-3mo. - 662                 0     121,027         0    29,481    119,970   124,118
    IC-Future Value - 155                            6,554       1,316         0       201      1,612     1,612
    IC-Future Value Emp - 156                          117           3         0         2          6         5
    IC-Stock Market - 180                              528     133,985         0    84,759    520,219   575,482
    IC-MSC - 181                                         0      67,681         0    25,206    389,104   408,519
    IC-EISC - 185                                        0       2,036         0        31      1,494     1,503
    IC-AEBI Stock Market  - 301, 302,303,304,
    305                                                  0     147,083         0       741    272,665   276,553
                                                  ---------- ----------- ---------- -------- ---------- ----------

             Total                                   9,176   1,992,938       718   278,562  4,506,340  4,721,570
                                                  ---------- ----------- ---------- -------- ---------- ----------

  Additional credits and accrued interest
  thereon:
    SP 74 (2030/1 4022)                                  0           0         0         0          0         0
    SP 75                                                0           0         0         0          0         0
    SP 76                                                0           0         0         0          0         0
    SP 77                                                0           0         0         0          0         0
    SP 78                                                0           0         0         0          0         0
    SP 79                                                0           0         0         0          0        15
    SP 80                                                0           0         0         0          0         1
    SP 81A                                               0           0         0         0          0         9
    SP 82A                                               0           0         0         0          0        19
    SP 82B                                               8           0         0         0          0        16
    SP 83A                                               0           0         0         0          0         0
    SP 83B                                             190           8        51         0          0         1
    IC-2-84                                            704         139       344         0          0       677
    IC-2-85                                              0           5        78         0          0        30
    IC-2-86                                              0           0        46         0          0        18

                AMERICAN EXPRESS CERTIFICATE COMPANY                                                                    SCHEDULE VI
                        Certificate Reserves
                     Part 1 - Summary of Changes
                    Year ended December 31, 2004
                             (Thousands)
                                                                   Balance at beginning of period             Additions
                                                                  -------------------------------  --------------------------------
                                                                    Number
                                                                     of                                                    Charged
                                                     Yield         accounts    Amount               Charged     Reserve    to other
                                                  to maturity       with         of       Amount   to profit  payments by  accounts
                                                  on an annual     security   maturity      of      and loss  certificate    (per
             Description                         payment basis     holders      value    reserves   or income   holders    part 2)
---------------------------------------------- ------------------ ----------- --------- ---------  ---------- ------------ --------
    IC-2-87                                           3.5                  0          0        35       61            0         0
    IC-2-88                                           3.5                  0          0        69      120            0         0
    Reserve Plus SP 2004-4061                                              0          0         0        0            0         0
    Cash Reserve SP                                                        0          0         0        0            0         0
    IC-Flexible Savings                                                    0          0     1,587   41,000            0         0
    IC-Preferred Investors                                                 0          0         6      166            0         0
    IC-FS-EMP                                                              0          0        12      260            0         0
    IC-Investors                                                           0          0       468   15,893            0         0
    IC-Special Deposits U.K.                                               0          0        22      574            0         0
    IC-Special Deposits HONG KONG                                          0          0         0        0            0         0
    IC-1-84 - 2013-4061                                                    0          0         3        6            0         1
    Cash Reserve VP 2004-4061                                              0          0        (0)       2            0         0
    Cash Reserve Variable Payment-3mo.                                     0          0       192      862         (281)        0
    IC-Future Value                                                        0          0     9,040    1,005            0         0
    IC-Future Value Emp                                                    0          0       137       12            0         0
IC-Stk Mkt, 2004/16/31-4000/16                                             0          0       506      952           (0)        0
IC-MSC                                                                     0          0       143      960           (0)        0
IC - EISC                                                                  0          0         1        1            0         0
IC-AEBI Stk Mkt 2004/31/19-4000/16                                         0          0       284      967            0         0
                                                                  ----------  ---------  --------- ---------- ------------ --------

         Total                                                             0          0    14,689   63,013         (281)        2
                                                                  ----------  ---------  --------- ---------- ------------ --------

  Accrued for additional credits to be allowed
    at next anniversaries:
    SP 74 (2102-4070)                                                      0          0         0        0            0         0
    SP 75                                                                  0          0         0        0            0         0
    SP 76                                                                  0          0         0        0            0         0
    SP 77                                                                  0          0         0        0            0         0
    SP 78                                                                  0          0         0        0            0         0
    SP 79                                                                  0          0         0        0            0         0
    SP 80                                                                  0          0         0        0            0         0
    SP 81A                                                                 0          0        (1)       0            0         0
    SP 82A                                                                 0          0         0        0            0         0
    SP 82B                                                                 0          0         1        0            0         0
    SP 83A                                                                 0          0        (0)       0            0         0
    SP 83B                                                                 0          0        (1)       0            0         0
    IC-2-84 - 2019-4061                                                    0          0         2        1            0         0
    IC-2-85                                                                0          0        (0)       0            0         0
    IC-2-86                                                                0          0         1        0            0         0
    IC-2-87                                                                0          0        (0)       0            0         0
    IC-2-88                                                                0          0        (1)       0            0         0
    IC-Stock Mkt - 2019/31-4061 SEC 5 from
    C2785-81                                                               0          0    20,443   22,309            0         0
    IC-Market Strategy Certificate (SEC 5
    from c2785-81)                                                         0          0    11,920   13,230           (1)        0
    IC-EISC                                                                0          0       116       71            0         0
    IC-AEBI Stock Market                                                   0          0    10,989   11,058           (0)        0
                                                                  ----------  ---------  --------- ---------- ------------ --------

         Total                                                             0          0    43,468   46,669           (1)        0
                                                                  ----------  ---------  --------- ---------- ------------ --------

         Total Single Payment - Non Qualified                        252,909  3,513,227  3,774,549 109,788    2,909,896    97,739
                                                                  ----------  ---------  --------- ---------- ------------ --------

  R Series Single-Payment certificates:
    R-76 - 900                                        3.5                  3         10         9        0            0         0
    R-77 - 910                                        3.5                 14        286       204        0            0         7
    R-78 - 911                                        3.5                 32        214       207        0            0         7
    R-79 - 912                                        3.5                 45        553       491        0            0        16
    R-80 - 913                                        3.5                 34        258       230        0            0         8
    R-81 - 914                                        3.5                 15        126        99        0            0         3
    R-82A - 915                                       3.5                 99        655       465        0            0        16
    RP-Q - 916                                                           193        279       737        0            0         2
    R-II - 920                                        3.5                 66        540       292        0            0        10
    RP-2-84 - 921,922,923,924,925                     3.5                174      2,212     1,056        0            0        31
    RP-2-85 - 926,927,928,929,930,931,932,
    933,934,935,936                                   3.5                 63        243       315        0            0        11
    RP-2-86 - 937                                     3.5                 17         64        75        0            0         3
    RP-2-87 - 938                                     3.5                 35        640       246        0            0         9

                                                             Deductions               Balance at close of period
                                                  --------------------------------- ------------------------------
                                                                                     Number
                                                                          Credited     of
                                                                 Cash     to other  accounts   Amount
                                                              surrenders  accounts    with       of       Amount
                                                               prior to     (per    security  maturity      of
             Description                           Maturities  maturity   part 2)   holders     value    reserves
----------------------------------------------    ------------ --------- ---------- -------- ---------- ----------
    IC-2-87                                              0           5        62         0          0        29
    IC-2-88                                              0           6       125         0          0        59
    Reserve Plus SP 2004-4061                            0           0         0         0          0         0
    Cash Reserve SP                                      0           0         0         0          0         0
    IC-Flexible Savings                                  0       3,171    37,211         0          0     2,205
    IC-Preferred Investors                               0           7       156         0          0         9
    IC-FS-EMP                                            0          47       216         0          0        10
    IC-Investors                                         0       2,326    12,949         0          0     1,085
    IC-Special Deposits U.K.                             0           6       560         0          0        30
    IC-Special Deposits HONG KONG                        0           0         0         0          0         0
    IC-1-84 - 2013-4061                                  0           1         7         0          0         2
    Cash Reserve VP 2004-4061                            0           0         2         0          0        (0)
    Cash Reserve Variable Payment-3mo.                   0           6       517         0          0       250
    IC-Future Value                                  7,158       1,422         0         0          0     1,465
    IC-Future Value Emp                                142           3         0         0          0         4
IC-Stk Mkt, 2004/16/31-4000/16                           0          75       831         0          0       552
IC-MSC                                                   0          14       918         0          0       171
IC - EISC                                                0           0         2         0          0         0
IC-AEBI Stk Mkt 2004/31/19-4000/16                       0          99       801         0          0       352
                                                  ---------  ----------  --------- -------- --------- ----------

         Total                                       8,202       7,340    54,876         0          0     7,009
                                                  ---------  ----------  --------- -------- --------- ----------

  Accrued for additional credits to be allowed
    at next anniversaries:
    SP 74 (2102-4070)                                    0           0         0         0          0         0
    SP 75                                                0           0         0         0          0         0
    SP 76                                                0           0         0         0          0         0
    SP 77                                                0           0         0         0          0         0
    SP 78                                                0           0         0         0          0         0
    SP 79                                                0           0         0         0          0         0
    SP 80                                                0           0         0         0          0         0
    SP 81A                                               0           0         0         0          0        (1)
    SP 82A                                               0           0         0         0          0         0
    SP 82B                                               0           0         0         0          0         1
    SP 83A                                               0           0         0         0          0        (0)
    SP 83B                                               0           0         0         0          0        (1)
    IC-2-84 - 2019-4061                                  0           0         1         0          0         1
    IC-2-85                                              0           0         0         0          0        (0)
    IC-2-86                                              0           0         0         0          0         1
    IC-2-87                                              0           0         0         0          0        (0)
    IC-2-88                                              0           0         0         0          0        (1)
    IC-Stock Mkt - 2019/31-4061 SEC 5 from
    C2785-81                                             0         618    20,709         0          0    21,425
    IC-Market Strategy Certificate (SEC 5
    from c2785-81)                                       0         336    12,017         0          0    12,796
    IC-EISC                                              0           0       119         0          0        68
    IC-AEBI Stock Market                                 0       1,185    10,468         0          0    10,394
                                                  ---------  ----------  --------- -------- --------- ----------

         Total                                           0       2,139    43,314         0          0    44,683
                                                  ---------  ----------  --------- -------- --------- ----------

         Total Single Payment - Non Qualified       17,377   2,002,417    98,908   278,562  4,506,340 4,773,262
                                                  ---------  ----------  --------- -------- --------- ----------

  R Series Single-Payment certificates:
    R-76 - 900                                           0           0         0         3         10        11
    R-77 - 910                                           0          10         0        13        257       201
    R-78 - 911                                           0          34         0        27        180       180
    R-79 - 912                                           0          53         0        44        501       455
    R-80 - 913                                           0          17         0        30        240       222
    R-81 - 914                                           0          12         0        12        112        91
    R-82A - 915                                          0          25         0        92        621       456
    RP-Q - 916                                           0         166         0       153        217       571
    R-II - 920                                           0          28         0        60        491       275
    RP-2-84 - 921,922,923,924,925                      315         210         6       109      1,152       557
    RP-2-85 - 926,927,928,929,930,931,932,
    933,934,935,936                                      0          32         0        58        219       294
    RP-2-86 - 937                                        0           1         0        17         63        76
    RP-2-87 - 938                                        0           3         0        35        638       252

                AMERICAN EXPRESS CERTIFICATE COMPANY                                                                    SCHEDULE VI
                        Certificate Reserves
                     Part 1 - Summary of Changes
                    Year ended December 31, 2004
                             (Thousands)
                                                                   Balance at beginning of period             Additions
                                                                  -------------------------------  --------------------------------
                                                                    Number
                                                                     of                                                    Charged
                                                     Yield         accounts    Amount               Charged     Reserve    to other
                                                  to maturity       with         of       Amount   to profit  payments by  accounts
                                                  on an annual     security   maturity      of      and loss  certificate    (per
             Description                         payment basis     holders      value    reserves   or income   holders    part 2)
---------------------------------------------- ------------------ ----------- --------- ---------  ---------- ------------ --------
    RP-2-88 - 939                                     3.5                 43        263       210        0            0         7
    Cash Reserve RP - 970                                                  4         14        30        0            0         0
    RP-Flexible Savings - 971                                         31,664    478,987   511,320        0      227,337    13,495
    RP-Preferred Investors - 950                                           1        441       496        0        1,791        15
    Cash Reserve RP-3 mo. - 972                                        1,637     12,980    13,629        0       29,739        87
    RP-Flexible Savings Emp - 973                                        203      2,483     3,409        0           18        89
    RP-Future Value - 975                                                680     12,850    12,851        0            0         0
    RP-Future Value Emp - 976                                             29        368       369        0            0         0
    RP-Stock Market - 960                                             12,723    124,162   135,011        0       57,635     6,330
    Market Strategy Cert - 961 (section 1-6
    from Report 2785-81-RP-STOCK-VB 2001)                              3,641     84,337    87,182        0       25,499     3,371
    D-1 - sum of SERIES D on Summary page -
    400 + 990-993                                                        126     11,108    14,254        0          300       281
                                                                  ----------- --------- ---------  ---------- ------------ --------

             Total                                                    51,541    734,073   783,187        0      342,319    23,798
                                                                  ----------- --------- ---------  ---------- ------------ --------
  Additional Interest on R-Series Single
    Payment Reserves:
    R-76                                              3.5                  0          0        (0)       0            0         0
    R-77                                              3.5                  0          0         1        7            0         0
    R-78                                              3.5                  0          0         5        7            0         0
    R-79                                              3.5                  0          0         7       17            0         0
    R-80                                              3.5                  0          0         5        8            0         0
    R-81                                              3.5                  0          0         1        3            0         0
    R-82A                                             3.5                  0          0        14       16            0         0
    RP-Q                                                                   0          0         0        2            0         0
    R-II                                              3.5                  0          0         5       10            0         0
    RP-2-84                                           3.5                  0          0        21       30            0         0
    RP-2-85                                           3.5                  0          0         7       11            0         0
    RP-2-86                                           3.5                  0          0         2        3            0         0
    RP-2-87                                           3.5                  0          0         6        9            0         0
    RP-2-88                                           3.5                  0          0         4        7            0         0
    Cash Reserve RP                                                        0          0        (0)       0            0         0
    RP-Flexible Savings                                                    0          0       579   14,283            0         0
    RP-Preferred Investors                                                 0          0         0       17            0         0
    Cash Reserve RP-3 mo. Plus                                             0          0        22       92            0         0
    RP-Flexible Savings Emp                                                0          0         5       91            0         0
    RP-Future Value                                                        0          0    11,945    1,431            0         0
    RP-Future Value Emp                                                    0          0       371       50            0         0
    RP-Stock Market                                                        0          0       132      260            0         0
    Market Strategy Cert (2785-81 RP-STOCK VB
    2004/4000 & 2016/2031/4016)                                            0          0        45      238            0         0
    D-1 - 400                                                                                   1      302            0         0
                                                                  ----------- --------- ---------  ---------- ------------ --------

             Total                                                         0          0    13,178   16,894            0         0
                                                                  ----------- --------- ---------  ---------- ------------ --------

  Accrued for additional credits to be allowed
    at next anniversaries:
    RP-Stock Market                                                        0          0     5,916    7,045            0         0
    Market Strategy Cert (C2785-81 2019/2102/
    4061)                                                                  0          0     3,190    3,271            0         0
                                                                  ----------- --------- ---------  ---------- ------------ --------

             Total                                                         0          0     9,106   10,316            0         0
                                                                  ----------- --------- ---------  ---------- ------------ --------

             Total Single Payment - Qualified                         51,541    734,073   805,471   27,210      342,319    23,798
                                                                  ----------- --------- ---------  ---------- ------------ --------

  Paid-up certificates:
    Series 15 and 20                                  3.25                 3         43        43        0            0         0
       "   15A and 22A                                3.5                120      2,896     2,668       80            0       278
       "   I-76 - 640                                 3.5                465      2,314     1,884       66           (0)      181
                                                                  ----------- --------- ---------  ---------- ------------ --------

             Total                                                       588      5,253     4,595      146           (0)      459
                                                                  ----------- --------- ---------  ---------- ------------ --------


  Additional credits and accrued interest
  thereon:
    Series 15 and 20                                  2.5                  0          0         3        0            0         0
       "   15A and 22A                                 3                   0          0        62        1            0         0
       "   I-76                                       3.5                  0          0       181        6           (0)        0
                                                                  ----------- --------- ---------  ---------- ------------ --------

             Total                                                         0          0       246        8           (0)        0
                                                                  ----------- --------- ---------  ---------- ------------ --------

                                                             Deductions               Balance at close of period
                                                  --------------------------------- ------------------------------
                                                                                     Number
                                                                          Credited     of
                                                                 Cash     to other  accounts   Amount
                                                              surrenders  accounts    with       of       Amount
                                                               prior to     (per    security  maturity      of
             Description                           Maturities  maturity   part 2)   holders     value    reserves
------------------------------------------------  ------------ --------- ---------- -------- ---------- ----------
    RP-2-88 - 939                                        0          37         0        38        173       180
    Cash Reserve RP - 970                                0           0         0         4         14        30
    RP-Flexible Savings - 971                            0     176,296         0    35,035    541,885   575,855
    RP-Preferred Investors - 950                         0         327         0         2      1,906     1,976
    Cash Reserve RP-3 mo. - 972                          0      28,750         0     1,947     14,251    14,704
    RP-Flexible Savings Emp - 973                        0         565         0       173      2,099     2,950
    RP-Future Value - 975                            7,071       1,898         0       204      3,881     3,881
    RP-Future Value Emp - 976                          175          39         0         9        155       156
    RP-Stock Market - 960                              668      38,418         0    14,104    147,093   159,890
    Market Strategy Cert - 961 (section 1-6
    from Report 2785-81-RP-STOCK-VB 2001)                0      16,571         0     3,935     94,386    99,481
    D-1 - sum of SERIES D on Summary page -
    400 + 990-993                                        0       2,387         0       113      9,985    12,448
                                                  ------------ --------- ---------- -------- ---------- ---------

             Total                                   8,229     265,879         6    56,217    820,529   875,192
                                                  ------------ --------- ---------- -------- ---------- ---------

  Additional Interest on R-Series Single
    Payment Reserves:
    R-76                                                 0           0         0         0          0        (0)
    R-77                                                 0           0         7         0          0         1
    R-78                                                 0           0         7         0          0         4
    R-79                                                 0           1        16         0          0         7
    R-80                                                 0           0         8         0          0         5
    R-81                                                 0           0         3         0          0         1
    R-82A                                                0           0        16         0          0        13
    RP-Q                                                 0           0         2         0          0         0
    R-II                                                 0           1        10         0          0         5
    RP-2-84                                              0           4        31         0          0        16
    RP-2-85                                              0           0        11         0          0         6
    RP-2-86                                              0           0         3         0          0         2
    RP-2-87                                              0           0         9         0          0         6
    RP-2-88                                              0           1         7         0          0         4
    Cash Reserve RP                                      0           0         0         0          0        (0)
    RP-Flexible Savings                                  0         717    13,495         0          0       651
    RP-Preferred Investors                               0           0        15         0          0         2
    Cash Reserve RP-3 mo. Plus                           0           0        87         0          0        27
    RP-Flexible Savings Emp                              0           3        89         0          0         4
    RP-Future Value                                  7,713       2,004         0         0          0     3,659
    RP-Future Value Emp                                221          48         0         0          0       151
    RP-Stock Market                                      0          11       236         0          0       146
    Market Strategy Cert (2785-81 RP-STOCK VB
    2004/4000 & 2016/2031/4016)                          0           1       233         0          0        49
    D-1 - 400                                            0          21       281                              1
                                                  ------------ --------- ---------- -------- ---------- ---------

             Total                                   7,934       2,812    14,566         0          0     4,760
                                                  ------------ --------- ---------- -------- ---------- ---------

  Accrued for additional credits to be allowed
    at next anniversaries:
    RP-Stock Market                                      0          58     6,094         0          0     6,810
    Market Strategy Cert (C2785-81 2019/2102/
    4061)                                                0         153     3,137         0          0     3,170
                                                  ------------ --------- ---------- -------- ---------- ---------

             Total                                       0         211     9,231         0          0     9,980
                                                  ------------ --------- ---------- -------- ---------- ---------

             Total Single Payment - Qualified       16,163     268,902    23,802    56,216    820,526   889,932
                                                  ------------ --------- ---------- -------- ---------- ---------

  Paid-up certificates:
    Series 15 and 20                                    33           0         0         2          9        10
       "   15A and 22A                                 203         496       265        95      2,208     2,062
       "   I-76 - 640                                    0          87         0       448      2,440     2,043
                                                  ------------ --------- ---------- -------- ---------- ---------

             Total                                     236         583       265       545      4,657     4,115
                                                  ------------ --------- ---------- -------- ---------- ---------







  Additional credits and accrued interest
  thereon:
    Series 15 and 20                                     2           0         0         0          0         1
       "   15A and 22A                                   7           8         7         0          0        43
       "   I-76                                          0           9         0         0          0       179
                                                  ------------ --------- ---------- -------- ---------- ---------

             Total                                       9          17         7         0          0       223
                                                  ------------ --------- ---------- -------- ---------- ---------

                AMERICAN EXPRESS CERTIFICATE COMPANY                                                                    SCHEDULE VI
                        Certificate Reserves
                     Part 1 - Summary of Changes
                    Year ended December 31, 2004
                             (Thousands)
                                                                    Balance at beginning of period             Additions
                                                                   -------------------------------  --------------------------------
                                                                     Number
                                                                      of                                                    Charged
                                                    Yield           accounts    Amount               Charged     Reserve    to other
                                                 to maturity         with         of       Amount   to profit  payments by  accounts
                                                 on an annual       security   maturity      of      and loss  certificate   (per
             Description                        payment basis        holders     value    reserves   or income   holders     part 2)
-------------------------------------------- ---------------------- --------- ---------- --------- ---------- ----------- ----------
Accrued for additional credits to be allowed
at next anniversaries                                                      0          0         0        0            0         0

                Total paid-up                                            588      5,253     4,841      153           (0)      459

  Optional settlement certificates:
Series  IST&G                                         3                    3          0        (1)       0            0         0
Other series and conversions from Single        Source 2740-10             0          0         0        0            0         0
      Payment certificates                       2.5-3-3-3.5           4,292          0    68,316    2,034           (0)    2,970
Series R-76 thru R-82A - Prod 900                     3                    2          0        24        1            0         0
Series R-II & RP-2-84 thru 88 - Prod 921             3.5                   6          0       189        6            0         6
Reserve Plus Single-Payment (Prod 150)                                    43          0       430        1            0         0
Reserve Plus Flex-Pay & IC-Q-Inst (Prod 650,
651, 652)                                                                 13          0        67        0            0         0
Series R-Installment (Prod 980, 981,982)                                  14          0        82        0            0         6
Series R-Single-Payment (Prod 133)                                         5          0         0        0            0         0
Add'l credits and accrued int. thereon              2.5-3                  0          0     7,854      211            0         6
Add'l credits and accrued int. thereon-IST&G        2.5-3                  0          0         0        0            0         0
Accrued for additional credits to be allowed                               0          0         0        0            0         0
  at next anniversaries                                                    0          0         4        6           (0)        0
Accrued for additional credits to be allowed                               0          0         0        0            0         0
  at next anniversaries-R-76-R-82A & R-II                                  0          0        (1)       0            0         0
Accrued for additional credits to be allowed                               0          0         0        0            0         0
  at next anniversaries-IST&G                                              0          0        (5)       0            0         0
                                                                    --------- ---------- --------- ---------- ----------- ----------

                Total optional settlement                              4,378          0    76,959    2,259           (0)    2,988
                                                                    --------- ---------- --------- ---------- ----------- ----------

Due to unlocated cert holders                                              0          0        92        1            2        41
                                                                    --------- ---------- --------- ---------- ----------- ----------

                Total certificate reserves                           331,611  4,477,755  4,812,009 142,390    3,285,611   127,065
                                                                    --------- ---------- --------- ---------- ----------- ----------

                                                              Deductions               Balance at close of period
                                                   --------------------------------- ------------------------------
                                                                                      Number
                                                                           Credited     of
                                                                  Cash     to other  accounts   Amount
                                                               surrenders  accounts    with       of       Amount
                                                                prior to     (per    security  maturity      of
             Description                            Maturities  maturity   part 2)   holders     value    reserves
----------------------------------------------     ------------ --------- ---------- -------- ---------- ----------
Accrued for additional credits to be allowed
at next anniversaries                                     0           0         0         0          0        (0)

                Total paid-up                           245         600       272       545      4,657     4,338

  Optional settlement certificates:
Series  IST&G                                             0           0         0         1          0        (1)
Other series and conversions from Single                  0           0         0     3,933          0         0
      Payment certificates                            3,498       4,520         0         0          0    65,296
Series R-76 thru R-82A - Prod 900                         5           0         0         0          0        19
Series R-II & RP-2-84 thru 88 - Prod 921                 15          14         0         0          0       172
Reserve Plus Single-Payment (Prod 150)                    2         179         0        32          0       250
Reserve Plus Flex-Pay & IC-Q-Inst (Prod 650,
651, 652)                                                 2           9         0        10          0        57
Series R-Installment (Prod 980, 981,982)                 16           4         0        13          0        69
Series R-Single-Payment (Prod 133)                        0           0         0         4          0         0
Add'l credits and accrued int. thereon                  337         520       312         0          0     6,903
Add'l credits and accrued int. thereon-IST&G              0           0         0         0          0        (0)
Accrued for additional credits to be allowed              0           0         0         0          0         0
  at next anniversaries                                   0           0         6         0          0         4
Accrued for additional credits to be allowed              0           0         0         0          0         0
  at next anniversaries-R-76-R-82A & R-II                 0           0         0         0          0        (1)
Accrued for additional credits to be allowed              0           0         0         0          0         0
  at next anniversaries-IST&G                             0           0         0         0          0         0
                                                   --------- ----------- --------- --------- ---------- -----------

                Total optional settlement             3,874       5,246       318     3,993          0    72,768
                                                   --------- ----------- --------- --------- ---------- -----------

Due to unlocated cert holders                             0          12        77         0          0        46
                                                   --------- ----------- --------- --------- ---------- -----------

                Total certificate reserves           60,060   2,319,304   127,166   357,731  5,481,259  5,860,548
                                                   --------- ----------- --------- --------- ---------- -----------

   Certificate Reserves
   (In thousands)
   December 31, 2004

Part 2 - Descriptions of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Additional credits on installment certificates and
  accrued interest thereon:
    Other additions represent:
      Transfers from accruals for additional credits to be allowed at next anniversaries              $         47
      Reconversions of paid-up certificates-charged to paid-up reserves                                          0
      Transfers from maturities to extended maturities                                                           0
                                                                                                       ------------
                                                                                                      $         47
                                                                                                       ============
    Other deductions represent:
      Transfers to reserves on a quarterly basis for Reserve Plus Flexible-
        Payment, IC-Q-Installment and R-Flexible-Payment                                              $      1,945
      Conversions to optional settlement certificates-credited to optional
        settlement reserves                                                                                    264
      Conversions to paid-up certificates-credited to paid-up reserves                                          84
      Transfers to extended maturities at maturity                                                               0
                                                                                                       ------------
                                                                                                      $      2,293
                                                                                                       ============
Accrual for additional credits to be allowed on installment
  certificates at next anniversaries:
    Other deductions represent:
      Transfers to reserves for additional credits on installment certificates                        $         47
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
                                                                                                       ============

Paid-up certificates:
  Other additions represent:
    Conversions from installment certificates (charged to installment reserves
      less surrender charges)                                                                         $        459
    Transfers from accrual for additional credits to be allowed at next
       anniversaries                                                                                             0
                                                                                                       ------------
                                                                                                      $        459
                                                                                                       ============
  Other deductions represent:
    Transfers credited to installment reserves on reconversions to installment
      certificates                                                                                    $          0
    Transfers for accrual for additional credits and accrued interest thereon                                    0
    Transfers to settlement options                                                                            272
                                                                                                       ------------
                                                                                                      $        272
                                                                                                       ============

   Certificate Reserves
   (In thousands)
   December 31, 2004

Part 2 - Descriptions of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Default interest on installment certificates:
  Other additions represent:
    Reconversions  of paid-up certificates charged to paid-up reserves                                $          0
                                                                                                       ============

  Other deductions represent:
    Conversions to paid-up certificates - credited to paid-up reserves                                $          2
    Transfers to advance payments as late payments are credited to certificates                                  1
                                                                                                       ------------
                                                                                                      $          3
                                                                                                       ============
Optional settlement certificates:
  Other additions represent:
    Transfers from installment certificate reserves (less surrender charges), single-payment and Series D certificate reserves upon election of
      optional settlement privileges                                                                  $      2,383
    Transfers from paid-up certificate reserves                                                                600
    Transfers from accruals for additional credits to be allowed at next anniversaries                           6
                                                                                                       ------------
                                                                                                      $      2,989
                                                                                                       ============
  Other deductions represent:
    Transfers to reserve for additional credits and accrued interest thereon                          $          0
    Transfers to optional settlement reserves                                                                    0
                                                                                                       ------------
                                                                                                      $          0
                                                                                                       ============
Single-Payment certificates:
   Other additions represent:
    Transfers from accruals for additional credits to be allowed at next anniversaries                $          2
    Transfers from accruals on a quarterly basis on:                                                             0
      Reserve Plus Single-Payment                                                                                0
      Cash Reserve Single-Payment                                                                                0
      Flexible Savings                                                                                      37,185
      Flexible Savings-Emp                                                                                     216
      Preferred Investors                                                                                      156
      Investors                                                                                             12,949
      Special Deposits                                                                                         560
      Cash Reserve                                                                                               2
      Cash Reserve-3mo                                                                                         516
      Future Value                                                                                               0
      Stock Market                                                                                          21,522
      Market Strategy                                                                                       12,923
      AEBI Stock Market                                                                                     11,269
      RP-Q                                                                                                       2
      Cash Reserve-RP                                                                                            0
      Cash Reserve-RP-3mo                                                                                       87
      Flexible Saving-RP                                                                                    13,495
      Flexible Savings-RP-Emp                                                                                   89
      Preferred Investors-RP                                                                                    15
      Stock Market-RP                                                                                        6,330
      Market Strategy-RP                                                                                     3,371
    Transfers from accruals at anniversaries maintained in a separate
                                                                                                       ------------
      reserve account.                                                                                $    120,689
                                                                                                       ============

   Certificate Reserves
   (In thousands)
   December 31, 2004

Part 2 - Descriptions of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Single-Payment certificates continued:

   Other deductions represent:
    Transfers to optional settlement reserves:
      Single-Payment                                                                                  $     17,542
      R Single-Payment                                                                                           0
    Transfers to reserves for additional credits and accrued interest thereon                                  726
    Transfers to a separate reserve account from the accrual account                                             2
    Transfers to reserves on a quarterly basis:
      Reserve Plus Single-Payment                                                                                0
      Cash Reserve Single-Payment                                                                                0
      Flexible Savings                                                                                      37,186
      Flexible Savings-Emp                                                                                     216
      Preferred Investors                                                                                      156
      Investors                                                                                             12,949
      Special Deposits                                                                                         560
      Cash Reserve                                                                                               2
      Cash Reserve-3mo                                                                                         516
      Stock Market                                                                                          21,521
      AEBI Stock Market                                                                                     11,269
      RP-Q                                                                                                       2
      Cash Reserve-RP                                                                                            0
      Cash Reserve-RP-3mo                                                                                       87
      Flexible Saving-RP                                                                                    13,495
      Flexible Savings-RP-Emp                                                                                   89
      Preferred Investors-RP                                                                                    15
      Stock Market-RP                                                                                        6,330
    Transfers to Federal tax withholding                                                                        50
                                                                                                       ------------
                                                                                                      $    122,713
                                                                                                       ============

Due to unlocated certificate holders:
   Other additions represent:
    Amounts equivalent to payments due certificate holders who could
      not be located                                                                                  $         41
                                                                                                       ============

   Other deductions represent:
    Payments to certificate holders credited to cash                                                  $         77
                                                                                                       ============

PART 3 - Information Regarding Installment Certificates
         Classified by Age Groupings
         (Thousands)

Year ended December 31, 2004
                                                                                                          Deductions from Reserves
                                                                                                        ----------------------------
                                      Number of Accounts        Amount of                                  Cash
                                       with Certificate          Maturity              Amount of        Surrenders
                             Months         Holders               Value                Reserves          Prior to
Certificate Series            Paid       December 31,          December 31,          December 31,        Maturity         Other
                            --------------------------------------------------------------------------------------------------------

                                           2003      2004       2003        2004       2003       2004         2003           2004
                                      ----------------------------------------------------------------------------------------------
15   INC EXT                61-72             0         0          0           0          0          0            0              0
                            73-84             0         0          0           0          0          0            0              0
                            85-96             0         0          0           0          0          0            0              0
                            97-108            0         0          0           0          0          0            0              0
                            109-120           0         0          0           0          0          0            0              0
                            121-132           0         0          0           0          0          0            0              0
                            133-144           0         0          0           0          0          0            0              0
                            145-156           0         0          0           0          0          0            0              0
                            157-168           0         0          0           0          0          0            0              0
                            169-180           0         0          0           0          0          0            0              0
                            181-192           0         0          0           0          0          0            0              0
                            193-204           0         0          0           0          0          0            0              0
                            205-216           0         0          0           0          0          0            0              0
                            217-228           0         0          0           0          0          0            0              0
                                      ----------------------------------------------------------------------------------------------

TOTAL                                         0         0          0           0          0          0            0              0
                                      ----------------------------------------------------------------------------------------------
20, including
extended maturities         85-96             0         0          0           0          0          0            0              0
                            97-108            0         0          0           0          0          0            0              0
                            109-120           0         0          0           0          0          0            0              0
                            121-132           0         0          0           0          0          0            0              0
                            133-144           0         0          0           0          0          0            0              0
                            145-156           0         0          0           0          0          0            0              0
                            157-168           0         0          0           0          0          0            0              0
                            169-180           0         0          0           0          0          0            0              0
                            181-192           0         0          0           0          0          0            0              0
                            193-204           0         0          0           0          0          0            0              0
                            205-216           0         0          0           0          0          0            0              0

PART 3 - Information Regarding Installment Certificates
         Classified by Age Groupings
         (Thousands)

Year ended December 31, 2004
                                                                                                          Deductions from Reserves
                                                                                                        ----------------------------
                                      Number of Accounts        Amount of                                  Cash
                                       with Certificate          Maturity              Amount of        Surrenders
                             Months         Holders               Value                Reserves          Prior to
Certificate Series            Paid       December 31,          December 31,          December 31,        Maturity         Other
                            --------------------------------------------------------------------------------------------------------

                                           2003      2004       2003        2004       2003       2004         2003           2004
                                      ----------------------------------------------------------------------------------------------
                            217-228           0         0          0           0          0          0            0              0
                            229-240           0         0          0           0          0          0            0              0
                            241-252           0         0          0           0          0          0            0              0
                            253-264           0         0          0           0          0          0            0              0
                            265-276           0         0          0           0          0          0            0              0
                            277-288           0         0          0           0          0          0            0              0
                            289-300           0         0          0           0          0          0            0              0
                            301-312           0         0          0           0          0          0            0              0
                            313-324           0         0          0           0          0          0            0              0
                            325-336           0         0          0           0          0          0            0              0
                            337-348           0         0          0           0          0          0            0              0
                            349-360           0         0          0           0          0          0            0              0
                                      ----------------------------------------------------------------------------------------------

TOTAL                                         0         0          0           0          0          0            0              0
                                      ----------------------------------------------------------------------------------------------
15 A   INC EXT              61-72             0         0          0           0          0          0            0              0
                            73-84             0         0          0           0          0          0            0              0
                            85-96             0         0          0           0          0          0            0              0
                            97-108            0         0          0           0          0          0            0              0
                            109-120           0         0          0           0          0          0            0              0
                            121-132           0         0          0           0          0          0            0              0
                            133-144           0         0          0           0          0          0            0              0
                            145-156           0         0          0           0          0          0            0              0
                            157-168           0         0          0           0          0          0            0              0
                            169-180           0         0          0           0          0          0            0              0
                            181-192           0         0          0           0          0          0            0              0
                            193-204           0         0          0           0          0          0            0              0
                            205-216           0         0          0           0          0          0            0              0
                            217-228           0         0          0           0          0          0            0              0
                            229-240           0         0          0           0          0          0            0              0
                            241-252           0         0          0           0          0          0            0              0
                                      ----------------------------------------------------------------------------------------------

TOTAL                                         0         0          0           0          0          0            0              0
                                      ----------------------------------------------------------------------------------------------

PART 3 - Information Regarding Installment Certificates
         Classified by Age Groupings
         (Thousands)

Year ended December 31, 2004
                                                                                                          Deductions from Reserves
                                                                                                        ----------------------------
                                      Number of Accounts        Amount of                                  Cash
                                       with Certificate          Maturity              Amount of        Surrenders
                             Months         Holders               Value                Reserves          Prior to
Certificate Series            Paid       December 31,          December 31,          December 31,        Maturity         Other
                            --------------------------------------------------------------------------------------------------------

                                           2003      2004       2003        2004       2003       2004         2003           2004
                                      ----------------------------------------------------------------------------------------------
22A   INC EXT               25-36             0         0          0           0          0          0            0              0
                            37-48             0         0          0           0          0          0            0              0
                            49-60             0         0          0           0          0          0            0              0
                            61-72             0         0          0           0          0          0            0              0
                            73-84             0         0          0           0          0          0            0              0
                            85-96             0         0          0           0          0          0            0              0
                            97-108            0         0          0           0          0          0            0              0
                            109-120           0         0          0           0          0          0            0              0
                            121-132           0         0          0           0          0          0            0              0
                            133-144           0         0          0           0          0          0            0              0
                            145-156           1         1         19          19          9          9            0              0
                            157-168           1         0         13           0          7          0            0              0
                            169-180           0         1          0          13          0          7            0              0
                            181-192           1         0         15           0          9          0            0              0
                            193-204           1         1         38          15         26         10            0              0
                            205-216           1         0         19           0         14          0           28              0
                            217-228           1         1         19          19         14         14            0             14
                            229-240           1         0         19           0         16          0            0              0
                            241-252           1         2         15          34         14         30            0              0
                            253-264           1         0          9           0          9          0            0              0
                            265-276           1         0         16           0         10          0            0              0
                            277-288           1         1         65          16         42         11           42              0
                            289-300           1         0         19           0         13          0            0              0
                            301-312           4         1        146          19        106         14            0              0
                            313-324           2         4        325         146        246        112            0              0
                            325-336          15         2        403         325        326        260            0             26
                            337-348          60        14      1,533         370      1,284        316           22             55
                            349-360          59        58      1,390       1,461      1,228      1,289            6             43
                            361-372          72        54      1,663       1,302      1,554      1,211           73             12
                            373-384          65        68      1,351       1,530      1,323      1,503           67          1,021
                                      ----------------------------------------------------------------------------------------------

TOTAL                                       289       208      7,077       5,269      6,250      4,786          238          1,171
                                      ----------------------------------------------------------------------------------------------

PART 3 - Information Regarding Installment Certificates
         Classified by Age Groupings
         (Thousands)

Year ended December 31, 2004
                                                                                                          Deductions from Reserves
                                                                                                        ----------------------------
                                      Number of Accounts        Amount of                                  Cash
                                       with Certificate          Maturity              Amount of        Surrenders
                             Months         Holders               Value                Reserves          Prior to
Certificate Series            Paid       December 31,          December 31,          December 31,        Maturity         Other
                            --------------------------------------------------------------------------------------------------------

                                           2003      2004       2003        2004       2003       2004         2003           2004
                                      ----------------------------------------------------------------------------------------------
I-76                        25-36             0         0          0           0          0          0            0              0
                            37-48             0         0          0           0          0          0            0              0
                            49-60             0         0          0           0          0          0            0              0
                            61-72             0         0          0           0          0          0            0              0
                            73-84             0         0          0           0          0          0            0              0
                            85-96             0         0          0           0          0          0            0              0
                            97-108            0         0          0           0          0          0            0              0
                            109-120           0         0          0           0          0          0            0              0
                            121-132           0         0          0           0          0          0            0              0
                            133-144           0         0          0           0          0          0            0              0
                            145-156           0         0          0           0          0          0            0              0
                            157-168           0         0          0           0          0          0            0              0
                            169-180           1         0         37           0         13          0            0             14
                            181-192           0         0          0           0          0          0            0              0
                            193-204           0         0          0           0          0          0            0              0
                            205-216           0         0          0           0          0          0            0              0
                            217-228           2         0         40           0         19          0            0              0
                            229-240           1         2         25          40         13         21            0              0
                            241-252           0         1          0          25          0         14            0              0
                            253-264           9         0        197           0        120          0            0             11
                            265-276          32         8        846         181        546        118           12             40
                            277-288          44        29      1,159         744        797        513           36             50
                            289-300          53        41      1,126       1,092        823        800           25              0
                            301-312          63        44      1,092         941        845        731          111             14
                            313-324          53        58      1,298       1,015      1,068        833          139              0
                            325-336          36        47        763       1,064        657        926          101             19
                            337-348           0        34          0         713          0        651            0              0
                                      ----------------------------------------------------------------------------------------------

TOTAL                                       294       264      6,583       5,815      4,901      4,607          424            148
                                      ----------------------------------------------------------------------------------------------

PART 3 - Information Regarding Installment Certificates
         Classified by Age Groupings
         (Thousands)

Year ended December 31, 2004
                                                                                                          Deductions from Reserves
                                                                                                        ----------------------------
                                      Number of Accounts        Amount of                                  Cash
                                       with Certificate          Maturity              Amount of        Surrenders
                             Months         Holders               Value                Reserves          Prior to
Certificate Series            Paid       December 31,          December 31,          December 31,        Maturity         Other
                            --------------------------------------------------------------------------------------------------------

                                           2003      2004       2003        2004       2003       2004         2003           2004
                                      ----------------------------------------------------------------------------------------------
RES+FP                      85-96             0         0          0           0          0          0            0              0
                            97-108            0         0          0           0          0          0            0              0
                            109-120           0         0          0           0          0          0            0              0
                            121-132           0         0          0           0          0          0            0              0
                            133-144           0         0          0           0          0          0            0              0
                            145-156           0         0          0           0          0          0            0              0
                            157-168           0         0          0           0          0          0            0              0
                            169-180           0         0          0           0          0          0            0              0
                            181-192           0         0          0           0          0          0            0              0
                            193-204           0         0          0           0          0          0            0              0
                            205-216           0         0          0           0          0          0            0              0
                            217-228           0         0          0           0          0          0            0              0
                            229-240          22         0        225           0        115          0            0              0
                            241-252           1         0          6           0          3          0           26              0
                            253-264           1         1         18           6         41          3            0              0
                            265-276           0         1          0          18          0         42            0              0
                                      ----------------------------------------------------------------------------------------------

TOTAL                                        24         2        249          24        159         45           26              0
                                      ----------------------------------------------------------------------------------------------

IC-Q-INST                   61-72             0         0          0           0          0          0            0              0
                            73-84             0         0          0           0          0          0            0              0
                            85-96             0         0          0           0          0          0            0              0
                            97-108            0         0          0           0          0          0            0              0
                            109-120           0         0          0           0          0          0            0              0
                            121-132           0         0          0           0          0          0            0              0
                            133-144           0         0          0           0          0          0            0              0
                            145-156           0         0          0           0          0          0            0              0
                            157-168           0         0          0           0          0          0            0              0
                            169-180           0         0          0           0          0          0            0              0
                            181-192           0         0          0           0          0          0            0              0
                            193-204           0         0          0           0          0          0            0              0
                            205-216           2         0         30           0          3          0            0              0
                            217-228          13         1        241          24         44          1            2              0
                            229-240           6        12         57         205         21         44            9              0
                            241-252           0         0          0           0          0          0            3              0
                                      ----------------------------------------------------------------------------------------------

TOTAL                                        21        13        328         229         68         45           14              0
                                      ----------------------------------------------------------------------------------------------

PART 3 - Information Regarding Installment Certificates
         Classified by Age Groupings
         (Thousands)

Year ended December 31, 2004
                                                                                                          Deductions from Reserves
                                                                                                        ----------------------------
                                      Number of Accounts        Amount of                                  Cash
                                       with Certificate          Maturity              Amount of        Surrenders
                             Months         Holders               Value                Reserves          Prior to
Certificate Series            Paid       December 31,          December 31,          December 31,        Maturity         Other
                            --------------------------------------------------------------------------------------------------------

                                           2003      2004       2003        2004       2003       2004         2003           2004
                                      ----------------------------------------------------------------------------------------------
IC-Q-IN                     1-12              0         0          0           0          0          0            0              0
                            13-24             0         0          0           0          0          0            0              0
                            25-36             0         0          0           0          0          0            0              0
                            37-48             0         0          0           0          0          0            0              0
                            49-60             0         0          0           0          0          0            0              0
                            61-72             0         0          0           0          0          0            0              0
                            73-84             0         0          0           0          0          0            0              0
                            85-96             0         0          0           0          0          0            0              0
                            97-108            0         0          0           0          0          0            0              0
                            109-120           0         0          0           0          0          0            0              0
                            121-132           0         0          0           0          0          0            0              0
                            133-144          18         0        244           0         91          0            0              0
                            145-156          41        15        439         183        216         74           35              0
                            157-168          28        37        290         359        198        186           22              0
                            169-180          23        24        292         234        118        180           35              0
                            181-192          30        21        380         271        157         89           19              0
                            193-204          10        23        114         296         47        133           39              0
                            205-216           6         8         54          90         13         47            8              0
                            217-228           0         5          0          48          0         13            5              0
                                      ----------------------------------------------------------------------------------------------

TOTAL                                       156       133      1,813       1,481        840        722          163              0
                                      ----------------------------------------------------------------------------------------------

IC-IN-EMP                   1-12              0         0          0           0          0          0            0              0
                            13-24             0         0          0           0          0          0            0              0
                            25-36             0         0          0           0          0          0            0              0
                            37-48             0         0          0           0          0          0            0              0
                            49-60             0         0          0           0          0          0            0              0
                            61-72             0         0          0           0          0          0            0              0
                            73-84             0         0          0           0          0          0            0              0
                            85-96             0         0          0           0          0          0            0              0
                            97-108            0         0          0           0          0          0            0              0
                            109-120           0         0          0           0          0          0            0              0
                            121-132           0         0          0           0          0          0            0              0
                            133-144           0         0          0           0          0          0            0              0
                            145-156           0         0          0           0          0          0            0              0
                            157-168           1         0          6           0          1          0            0              0
                            169-180           0         1          0           6          0          2            0              0
                            181-192           1         0         17           0         16          0            0              0
                            193-204           0         1          0          17          0         16            0              0
                                      ----------------------------------------------------------------------------------------------

TOTAL                                         2         2         23          23         17         18            0              0
                                      ----------------------------------------------------------------------------------------------

PART 3 - Information Regarding Installment Certificates
         Classified by Age Groupings
         (Thousands)

Year ended December 31, 2004
                                                                                                          Deductions from Reserves
                                                                                                        ----------------------------
                                      Number of Accounts        Amount of                                  Cash
                                       with Certificate          Maturity              Amount of        Surrenders
                             Months         Holders               Value                Reserves          Prior to
Certificate Series            Paid       December 31,          December 31,          December 31,        Maturity         Other
                            --------------------------------------------------------------------------------------------------------

                                           2003      2004       2003        2004       2003       2004         2003           2004
                                      ----------------------------------------------------------------------------------------------
IC-I                        1-12              3         2         87          25          4          7            0              0
                            13-24             1         2         12          81          2         10            0              0
                            25-36             0         1          0          12          0          1            0              0
                            37-48             2         0         12           0          4          0            0              0
                            49-60             6         1         52           6         25          3            1              0
                            61-72             1         6         24          52         16         34            0              0
                            73-84         1,428         1     23,254          24     10,691         19            0              0
                            85-96         3,134     1,227     51,397      19,846     25,582      9,829        1,520              0
                            97-108        3,526     2,647     57,404      42,164     32,027     22,364        3,697              0
                            109-120       2,682     2,810     42,635      44,873     23,810     26,236        3,725              0
                            121-132          35        47        331         790        233        446        4,044              0
                            133-144          23        26        299         246        160        185            9              0
                            145-156           0        16          0         155          0        117           29              0
                                      ----------------------------------------------------------------------------------------------

TOTAL                                    10,841     6,786    175,507     108,274     92,554     59,251       13,025              0
                                      ----------------------------------------------------------------------------------------------

IC-I-EMP                    1-12              0         0          0           0          0          0            0              0
                            13-24             1         0          6           0          4          0            0              0
                            25-36             0         1          0           6          0          8            0              0
                            37-48             0         0          0           0          0          0            0              0
                            49-60             0         0          0           0          0          0            0              0
                            61-72             0         0          0           0          0          0            0              0
                            73-84             9         0        102           0         70          0            0              0
                            85-96            22         7        424          84        248         74           13              0
                            97-108           22        22        260         424        196        267            0              0
                            109-120          15        16        180         218         93        111           35              0
                            121-132           0         4          0          36          0         14           33              0
                            133-144           1         0        120           0        280          0            0              0
                            145-156           0         1          0         120          0        385            0              0
                                      ----------------------------------------------------------------------------------------------

TOTAL                                        70        51      1,092         888        891        859           81              0
                                      ----------------------------------------------------------------------------------------------

PART 3 - Information Regarding Installment Certificates
         Classified by Age Groupings
         (Thousands)

Year ended December 31, 2004
                                                                                                          Deductions from Reserves
                                                                                                        ----------------------------
                                      Number of Accounts        Amount of                                  Cash
                                       with Certificate          Maturity              Amount of        Surrenders
                             Months         Holders               Value                Reserves          Prior to
Certificate Series            Paid       December 31,          December 31,          December 31,        Maturity         Other
                            --------------------------------------------------------------------------------------------------------

                                           2003      2004       2003        2004       2003       2004         2003           2004
                                      ----------------------------------------------------------------------------------------------
IC-I95                      1-12          2,446     2,120          0           0      3,859      3,028          148              0
                            13-24         1,810     1,952          0           0      5,062      6,167          484              0
                            25-36         1,187     1,613          0           0      4,322      6,947          476              0
                            37-48         1,051     1,018          0           0      4,651      5,049          511              0
                            49-60         1,260       926          0           0      6,767      5,131          468              0
                            61-72         1,481     1,077          0           0      8,545      6,823          801              0
                            73-84           877     1,119          0           0      5,358      6,574        2,216              0
                            85-96             0       716          0           0          0      4,679          877              0
                                      ----------------------------------------------------------------------------------------------

TOTAL                                    10,112    10,541          0           0     38,564     44,398        5,981              0
                                      ----------------------------------------------------------------------------------------------

IC-I95-E                    1-12             14        22          0           0         18         66            1              0
                            13-24            11        12          0           0         21         32            2              0
                            25-36             5        10          0           0         14         40            1              0
                            37-48             7         4          0           0         24         16            2              0
                            49-60             6         6          0           0         11         31            1              0
                            61-72             7         4          0           0         43          8            5              0
                            73-84             5         5          0           0         34         37            8              0
                            85-96             0         4          0           0          0         32            2              0
                                      ----------------------------------------------------------------------------------------------

TOTAL                                        55        67          0           0        165        262           22              0
                                      ----------------------------------------------------------------------------------------------

RP-Q-INST                   73-84             0         0          0           0          0          0            0              0
                            85-96             0         0          0           0          0          0            0              0
                            97-108            0         0          0           0          0          0            0              0
                            109-120           0         0          0           0          0          0            0              0
                            121-132           0         0          0           0          0          0            0              0
                            133-144           0         0          0           0          0          0            0              0
                            145-156           0         0          0           0          0          0            0              0
                            157-168           0         0          0           0          0          0            0              0
                            169-180           0         0          0           0          0          0            0              0
                            181-192           0         0          0           0          0          0            0              0
                            193-204           0         0          0           0          0          0            0              0
                            205-216           0         0          0           0          0          0            0              0
                            217-228          21         0        290           0        130          0            0              0
                            229-240           7        18        115         244         30         98           32              0
                            241-252           6         0         67           0         29          0            4              6
                            253-264           5         5         86          47         85         21            7              0
                            265-276           0         3          0          52          0         65           18              0
                                      ----------------------------------------------------------------------------------------------

TOTAL                                        39        26        558         343        274        184           61              6
                                      ----------------------------------------------------------------------------------------------

PART 3 - Information Regarding Installment Certificates
         Classified by Age Groupings
         (Thousands)

Year ended December 31, 2004
                                                                                                          Deductions from Reserves
                                                                                                        ----------------------------
                                      Number of Accounts        Amount of                                  Cash
                                       with Certificate          Maturity              Amount of        Surrenders
                             Months         Holders               Value                Reserves          Prior to
Certificate Series            Paid       December 31,          December 31,          December 31,        Maturity         Other
                            --------------------------------------------------------------------------------------------------------

                                           2003      2004       2003        2004       2003       2004         2003           2004
                                      ----------------------------------------------------------------------------------------------
RP-Q-FP                     61-72             0         0          0           0          0          0            0              0
                            73-84             0         0          0           0          0          0            0              0
                            85-96             0         0          0           0          0          0            0              0
                            97-108            0         0          0           0          0          0            0              0
                            109-120           0         0          0           0          0          0            0              0
                            121-132           0         0          0           0          0          0            0              0
                            133-144           0         0          0           0          0          0            0              0
                            145-156           0         0          0           0          0          0            0              0
                            157-168           0         0          0           0          0          0            0              0
                            169-180           0         0          0           0          0          0            0              0
                            181-192           0         0          0           0          0          0            0              0
                            193-204           0         0          0           0          0          0            0              0
                            205-216           4         0         59           0         39          0            0              0
                            217-228           1         3          6          39         10         30            9              0
                            229-240           0         1          0           6          0         10            0              0
                                      ----------------------------------------------------------------------------------------------

TOTAL                                         5         4         65          45         49         40            9              0
                                      ----------------------------------------------------------------------------------------------

RP-Q-IN                     1-12              0         0          0           0          0          0            0              0
                            13-24             0         0          0           0          0          0            0              0
                            25-36             0         0          0           0          0          0            0              0
                            37-48             0         0          0           0          0          0            0              0
                            49-60             0         0          0           0          0          0            0              0
                            61-72             0         0          0           0          0          0            0              0
                            73-84             0         0          0           0          0          0            0              0
                            85-96             0         0          0           0          0          0            0              0
                            97-108            0         0          0           0          0          0            0              0
                            109-120           0         0          0           0          0          0            0              0
                            121-132           0         0          0           0          0          0            0              0
                            133-144           0         0          0           0          0          0            0              0
                            145-156           0         0          0           0          0          0            0              0
                            157-168           4         0        260           0         43          0            0              0
                            169-180           1         2         12          12          0          2           37              0
                            181-192           0         1          0          12          0          0            0              0
                                      ----------------------------------------------------------------------------------------------

TOTAL                                         5         3        272          24         43          2           37              0
                                      ----------------------------------------------------------------------------------------------

RP-IN-EMP                   1-12              0         0          0           0          0          0            0              0
                            13-24             0         0          0           0          0          0            0              0
                            25-36             0         0          0           0          0          0            0              0
                            37-48             0         0          0           0          0          0            0              0
                            49-60             0         0          0           0          0          0            0              0
                            61-72             0         0          0           0          0          0            0              0
                            73-84             0         0          0           0          0          0            0              0
                            85-96             0         0          0           0          0          0            0              0
                            97-108            0         0          0           0          0          0            0              0
                            109-120           0         0          0           0          0          0            0              0
                                      ----------------------------------------------------------------------------------------------

TOTAL                                         0         0          0           0          0          0            0              0
                                      ----------------------------------------------------------------------------------------------

PART 3 - Information Regarding Installment Certificates
         Classified by Age Groupings
         (Thousands)

Year ended December 31, 2004
                                                                                                          Deductions from Reserves
                                                                                                        ----------------------------
                                      Number of Accounts        Amount of                                  Cash
                                       with Certificate          Maturity              Amount of        Surrenders
                             Months         Holders               Value                Reserves          Prior to
Certificate Series            Paid       December 31,          December 31,          December 31,        Maturity         Other
                            --------------------------------------------------------------------------------------------------------

                                           2003      2004       2003        2004       2003       2004         2003           2004
                                      ----------------------------------------------------------------------------------------------
RP-I                        1-12              0         0          0           0          0          0            0              0
                            13-24             0         0          0           0          0          0            0              0
                            25-36             0         0          0           0          0          0            0              0
                            37-48             0         0          0           0          0          0            0              0
                            49-60             0         0          0           0          0          0            0              0
                            61-72             0         0          0           0          0          0            0              0
                            73-84             6         0         48           0         24          0            0              0
                            85-96             9         5        105          42         72         27            2              0
                            97-108            8         7        281          66        203         62           25              0
                            109-120           9         7        177         252         97        150           62              0
                            121-132           0         0          0           0          0          0           20              0
                                      ----------------------------------------------------------------------------------------------

TOTAL                                        32        19        611         360        396        239          109              0
                                      ----------------------------------------------------------------------------------------------

RP-I-EMP                    1-12              0         0          0           0          0          0            0              0
                            13-24             0         0          0           0          0          0            0              0
                            25-36             0         0          0           0          0          0            0              0
                            37-48             0         0          0           0          0          0            0              0
                            49-60             0         0          0           0          0          0            0              0
                            61-72             0         0          0           0          0          0            0              0
                                      ----------------------------------------------------------------------------------------------

TOTAL                                         0         0          0           0          0          0            0              0
                                      ----------------------------------------------------------------------------------------------

Inst-R (RP-I95)             1-12            109        74     20,700       3,415        287        101            1              0
                            13-24            86        91      2,260      12,990        206        383           92              0
                            25-36            16        78      3,652       1,917         91        275           30              0
                            37-48             9        16      2,105       3,652         47        109            0              0
                            49-60            13         9      1,237       2,105         90         52            0              0
                            61-72            10        13        142       1,237         51        109            0              0
                            73-84             3         8        669         118         10         48            0              0
                            85-96             0         2          0         663          0          5            6              0
                                      ----------------------------------------------------------------------------------------------

TOTAL                                       246       291     30,765      26,097        782      1,082          129              0
                                      ----------------------------------------------------------------------------------------------

Inst-R-E                    1-12              1         0          8           0          0          0            0              0
                            13-24             1         2        240         608          2          6            0              0
                            25-36             0         1          0         240          0          2            0              0
                            37-48             0         0          0           0          0          0            0              0
                            49-60             1         0          6           0          5          0            0              0
                            61-72             1         1          6           6          3          5            0              0
                            73-84             0         1          0           6          0          3            0              0
                                      ----------------------------------------------------------------------------------------------

TOTAL                                         4         5        260         860         10         16            0              0
                                      ----------------------------------------------------------------------------------------------

TOTAL - ALL SERIES                       22,195    18,415    225,203     149,732    145,962    116,556       20,317          1,325
                                      =============================================================================================

AMERICAN EXPRESS CERTIFICATE COMPANY                                                                            SCHEDULE VII

Valuation and Qualifying Accounts

Years ended December 31, 2004, 2003, and 2002
($ thousands)

     Year ended December 31, 2004
                                                           Additions
Reserves                                     Balance        Charged                                                Balance
deducted from                                  at           to costs                           Deductions             at
assets to                                   beginning         and                                 from               end
which they apply                            of period       expenses          Other         reserves/writedowns   of period
                                            ----------    -------------    -------------    ------------------    -----------
Allowance for losses:
  Conventional first
    mortgage loans
    and other loans                             9,536         (2,000)             0                  0               7,536

     Year ended December 31, 2003
                                                           Additions
Reserves                                     Balance        Charged                                                Balance
deducted from                                  at           to costs                           Deductions             at
assets to                                   beginning         and                                 from               end
which they apply                            of period       expenses          Other         reserves/writedowns   of period
                                            ----------    -------------    -------------    ------------------    -----------

Allowance for losses:
  Conventional first
    mortgage loans                              4,223          5,313              0                  0               9,536


     Year ended December 31, 2002
                                                           Additions
Reserves                                     Balance        Charged                                                Balance
deducted from                                  at           to costs                           Deductions             at
assets to                                   beginning         and                                 from               end
which they apply                            of period       expenses          Other         reserves/writedowns   of period
                                            ----------    -------------    -------------    ------------------    -----------

Allowance for losses:
  Conventional first
    mortgage loans                              1,935          2,288              0                  0               4,223

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

  4-9.                     None or not applicable.

  10(a). Investment Advisory and Services Agreement between Registrant and American Express Financial Corporation dated March 6, 2002 filed as Exhibit 10(a) to Form 10-K as December 31, 2003 is incorporated herein by reference.

  10(b). Distribution Agreement dated November 18, 1988, between Registrant and IDS Financial Services Inc., filed electronically as Exhibit 1(a) to the Registration Statement No. 33-26844, for the American Express International Investment Certificate (now called, the IDS Investors Certificate) is incorporated herein by reference.

  10(c). Depositary and Custodial Agreement dated June 23, 2004 between American Express Certificate Company and American Express Trust Company, filed electronically on or about February 18, 2005 as Exhibit 10(b) to Post-Effective Amendment No. 32 to Registration Statement No. 2-95577 for American Express Flexible Savings Certificate, is incorporated herein by reference.

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

  10(i). Letter amendment dated January 9, 1997 to the Marketing Agreement dated October 10, 1991, between Registrant and American Express Bank Ltd. filed electronically as Exhibit 10(j) to Post-Effective Amendment No. 40 to Registration Statement No. 2-55252, is incorporated herein by reference.

  10(j). Form of Letter amendment dated April 7, 1997 to the Selling Agent Agreement dated June 1, 1990 between American Express Financial Advisors Inc. and American Express Bank International, filed electronically as
                           Exhibit 10 (j) to Post-Effective Amendment No. 14 to Registration Statement 33-26844, is incorporated herein by reference.

  10(k). Letter Agreement dated July 28, 1999 amending the Selling Agent Agreement dated June 1, 1990, or a schedule thereto, as amended, between American Express Financial Advisors Inc. (formerly IDS Financial Services Inc.) and American Express Bank International, filed electronically to Registrant's June 30, 1999 Quarterly Report on Form 10-Q, is incorporated herein by reference.

  10(l). Letter Agreement dated July 28, 1999, amending the Marketing Agreement dated October 10, 1991, or a schedule thereto, as amended, between IDS Certificate Company and American Express Bank Ltd., filed electronically to Registrant's June 30, 1999 Quarterly Report on Form 10-Q, is incorporated herein by reference.

  10(m) Selling Agent Agreement, dated March 10, 1999 between American Express Financial Advisors Inc. and Securities America, Inc., filed electronically as
                           Exhibit 10 (l) to Post-Effective Amendment No. 18 to Registration Statement 33-26844, is incorporated herein by reference.

  10(n) Letter Agreement, dated April 10, 2000, amending the Selling Agent Agreement, dated March 10, 1999, between American Express Financial Advisors Inc. and Securities America, Inc., filed electronically as
                           Exhibit 10 (o) to Post-Effective Amendment No. 20 to Registration Statement 33-26844, is incorporated herein by reference.

  10(o) Selling Dealer Agreement, dated July 31, 2000, between American Express Financial Advisors Inc. and Securities America, Inc. filed electronically on or about February 18, 2005 to Post-Effective Amendment No. 32 to Registration Statement No. 2-95577 for American Express Flexible Savings Certificate is incorporated herein by reference.

  10(p)                    (1)  Code of Ethics under rule 17j-1 for Registrant,
                                filed electronically as Exhibit10(p)(1) to
                                Pre-Effective Amendment No. 1 to Registration
                                Statement No. 333-34982, is incorporated herein by reference.

                           (2) Code of Ethics under rule 17j-1 for Registrant's investment advisor and principal underwriters, filed electronically on or about February 18, 2005 as Exhibit 10(p)(2) to Post-Effective Amendment No. 32 to Registration Statement No. 2-95577 for American Express Flexible Savings Certificate, is incorporated herein by reference.

  10(q) Letter of Representations dated August 22, 2000 on behalf of American Express Certificate Company and American Express Client Service Corporation filed electronically as Exhibit 10(r) to Post-Effective Amendment No. 32 to Registration Statement No. 2-95577, is incorporated herein by reference.

  10(r) Transfer Agent Agreement, dated December 2, 2004 between American Express Certificate Company and American Express Client Service Corporation filed electronically on or about February 18, 2005 as
                           Exhibit 10(r) to Post-Effective Amendment No. 32 to Registration Statement No. 2-95577 for American Express Flexible Savings Certificate is incorporated herein by reference.

  11-23.                   None or not applicable.

  24(a). Directors' Power of Attorney, dated February 22, 2005, is filed electronically herewith as Exhibit 24(a).

  24(b). Officers' Power of Attorney, dated February 22, 2005, is filed electronically herewith as Exhibit 24(b).

  24(c). Officers' Power of Attorney, dated February 22, 2005, is filed electronically herewith as Exhibit 24(c).

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