Form 10-Q
period 2005-03-31
AMERICAN EXPRESS CERTIFICATE CO
filed 2005-05-12
CIK 52428

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-Q

                              -------------------

   /X/ QUARTERLY REPORT PURSUANT TO SECTION 30 OF THE INVESTMENT COMPANY ACT
    OF 1940 AND SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM ________TO ________

                          COMMISSION FILE NO. 2-23772

                      AMERICAN EXPRESS CERTIFICATE COMPANY
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      41-6009975
(State or other jurisdiction of incorporation                (I.R.S. Employer
               or organization)                             Identification No.)


            52 AXP FINANCIAL CENTER
             MINNEAPOLIS, MINNESOTA                                55474
    (Address of principal executive offices)                     (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:        (612) 671-3131
                                                     --------------------------


                                      None
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes     No  X
                                                ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                            Outstanding at May 10, 2005
---------------------------------------           ---------------------------
Common Shares (par value $10 per share)                  150,000 shares


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                    AMERICAN EXPRESS CERTIFICATE COMPANY

                                  FORM 10-Q

                                    INDEX

                                                                    Page No.
                                                                    --------
Part I.    Financial Information:

           Item 1.  Financial Statements

                    Balance Sheets - March 31, 2005 and
                    December 31, 2004                                      1

                    Statements of Income - Three months ended
                    March 31, 2005 and 2004                                2

                    Statements of Cash Flows - Three months ended
                    March 31, 2005 and 2004                                3

                    Statements of Comprehensive (Loss) Income-
                    Three months ended March 31, 2005 and 2004             4

                    Notes to Financial Statements                        5-6

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations       7-10

           Item 4.  Controls and Procedures                               10

Part II.   Other Information

           Item 1.  Legal Proceedings                                     11

           Item 6.  Exhibits and Reports on Form 8-K                      11

           Signatures                                                     12

           Exhibit Index                                                 E-1

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                            AMERICAN EXPRESS CERTIFICATE COMPANY
                                                       BALANCE SHEETS
                                                        (thousands)

                                                                                    March 31, 2005       December 31, 2004
                                                                                ---------------------   -------------------
                                                                                    (Unaudited)
ASSETS
------
Qualified Assets
    Cash and cash equivalents                                                    $    31,185             $    35,212
    Investments in unaffiliated issuers                                            6,460,427               6,078,006
    Equity index options, purchased                                                   79,182                 116,285
    Receivables                                                                       54,793                  45,861
                                                                                ---------------------   -------------------
Total qualified assets                                                             6,625,587               6,275,364
                                                                                ---------------------   -------------------

Other Assets
    Deferred taxes, net                                                               57,782                  34,483
    Due from American Express Financial Corporation for federal income
         taxes                                                                           690                      --
    Due from other affiliates                                                          3,111                   1,939
                                                                                ---------------------   -------------------
Total other assets                                                                    61,583                  36,422
                                                                                ---------------------   -------------------

Total assets                                                                     $ 6,687,170             $ 6,311,786
                                                                                =====================   ===================


LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------
Liabilities
    Certificate reserves                                                         $ 6,282,052             $ 5,835,243
    Equity index options, written                                                     44,613                  72,819
    Amounts due to brokers                                                            35,416                  25,541
    Due to American Express Financial Corporation for federal
         income taxes                                                                     --                  15,269
    Accounts payable and accrued liabilities                                          27,514                  19,845
                                                                                ---------------------   -------------------
Total liabilities                                                                  6,389,595               5,968,717
                                                                                ---------------------   -------------------

Shareholder's equity
    Common stock                                                                       1,500                   1,500
    Additional paid-in-capital                                                       323,844                 323,844
    Retained earnings                                                                 15,470                   3,276
    Accumulated other comprehensive (loss) income, net of tax                        (43,239)                 14,449
                                                                                ---------------------   -------------------
Total shareholder's equity                                                           297,575                 343,069
                                                                                ---------------------   -------------------

Total liabilities and shareholder's equity                                       $ 6,687,170             $ 6,311,786
                                                                                =====================   ===================





                     See Notes to Financial Statements.

                                      AMERICAN EXPRESS CERTIFICATE COMPANY
                                              STATEMENTS OF INCOME
                                                   (thousands)
                                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                          --------------------------------------
                                                                                2005                 2004
                                                                          -----------------    -----------------
Investment income                                                          $    69,462          $    59,041
Investment expenses                                                            (13,527)             (11,627)
                                                                          -----------------    -----------------
Net investment income before provision for
  certificate reserves and income tax provision                                 55,935               47,414

Net provision for certificate reserves                                         (37,460)             (28,935)
                                                                          -----------------    -----------------
Net investment income before income tax provision                               18,475               18,479
Income tax provision                                                            (6,490)              (6,360)
                                                                          -----------------    -----------------
Net investment income                                                           11,985               12,119
                                                                          -----------------    -----------------

Net realized gain (loss) on investments before income tax
  provision                                                                        321                 (244)
Income tax (provision) benefit                                                    (112)                  85
                                                                          -----------------    -----------------
Net realized gain (loss) on investments                                            209                 (159)
                                                                          -----------------    -----------------
Net income                                                                 $    12,194          $    11,960
                                                                          =================    =================




                     See Notes to Financial Statements.

                                         AMERICAN EXPRESS CERTIFICATE COMPANY
                                               STATEMENTS OF CASH FLOWS
                                                     (thousands)
                                                     (Unaudited)

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                             ----------------------------------------
                                                                                   2005                  2004
                                                                             ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                    $    12,194           $    11,960
Adjustments to reconcile net income
    to net cash provided by (used in) operating activities:
       Interest added to certificate loans                                           (104)                 (132)
       Amortization of premiums, accretion of discounts, net                        3,858                 4,938
       Deferred taxes, net                                                          7,765                 2,242
       Net realized (gain) loss on investments before income tax provision           (321)                  244
       Changes in other operating assets and liabilities:
           Equity index options purchased and written, net                          8,897                (2,617)
           Due to American Express Financial Corporation- federal income
             taxes                                                                (15,281)                   --
           Dividends and interest receivable                                       (3,670)               (2,917)
           Other assets and liabilities, net                                        5,428               (16,804)
                                                                             ------------------    ------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                18,766                (3,086)
                                                                             ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Available-for-Sale investments:
       Sales                                                                       40,103                25,544
       Maturities and redemptions                                                 173,392               170,714
       Purchases                                                                 (692,776)             (350,172)
Other investments:
       Sales                                                                        8,631                70,362
       Maturities and redemptions                                                  20,133                32,904
       Purchases                                                                  (24,170)              (98,142)
Certificate loans:
       Payments                                                                       383                   536
       Fundings                                                                      (406)                 (406)
Changes in amounts due to and from brokers, net                                     4,613                16,813
                                                                             ------------------    ------------------
NET CASH USED IN INVESTING ACTIVITIES                                            (470,097)             (131,847)
                                                                             ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Payments from certificate owners                                       1,129,017               649,787
         Net provision for certificate reserves                                    37,460                28,935
         Certificate maturities and cash surrenders                              (719,173)             (510,145)
         Return of capital to American Express Financial Corporation                   --               (10,000)
                                                                             ------------------    ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         447,304               158,577
                                                                             ------------------    ------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (4,027)               23,644

Cash and cash equivalents beginning of period                                      35,212                25,099
                                                                             ------------------    ------------------

CASH AND CASH EQUIVALENTS END OF PERIOD                                       $    31,185           $    48,743
                                                                             ==================    ==================


                     See Notes to Financial Statements.


                                          AMERICAN EXPRESS CERTIFICATE COMPANY
                                       STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                                                      (thousands)
                                                      (Unaudited)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                ---------------------------------------
                                                                                      2005                 2004
                                                                                ------------------   ------------------
Net income                                                                       $    12,194          $    11,960
                                                                                ------------------   ------------------

OTHER COMPREHENSIVE (LOSS) INCOME
    Unrealized (losses) gains on Available-for-Sale securities:
        Unrealized holding (losses) gains arising during period                      (88,135)              44,647
        Income tax benefit (expense)                                                  30,848              (15,626)
                                                                                ------------------   ------------------
           Net unrealized holding (losses) gains arising during period               (57,287)              29,021
                                                                                ------------------   ------------------

        Reclassification adjustment for gains included in net income                    (226)                (202)
        Income tax expense                                                                79                   71
                                                                                ------------------   ------------------
           Net reclassification adjustment for gains included in net income             (147)                (131)
                                                                                ------------------   ------------------
    Net unrealized (losses) gains on Available-for-Sale securities                   (57,434)              28,890
                                                                                ------------------   ------------------

    Unrealized losses on interest rate swaps:
        Unrealized holding losses arising during the period                             (515)                (245)
        Income tax benefit                                                               180                   86
                                                                                ------------------   ------------------
           Net unrealized holding losses arising during period                          (335)                (159)
                                                                                ------------------   ------------------

        Reclassification adjustment for losses included in net income                    124                1,640
        Income tax benefit                                                               (43)                (574)
                                                                                ------------------   ------------------
           Net reclassification adjustment for losses included in net income              81                1,066
                                                                                ------------------   ------------------
    Net unrealized (losses) gains on interest rate swaps                                (254)                 907
                                                                                ------------------   ------------------

NET OTHER COMPREHENSIVE (LOSS) INCOME                                                (57,688)              29,797
                                                                                ------------------   ------------------

TOTAL COMPREHENSIVE (LOSS) INCOME                                                $   (45,494)         $    41,757
                                                                                ==================   ==================






                     See Notes to Financial Statements.

                    AMERICAN EXPRESS CERTIFICATE COMPANY
                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying Financial Statements should be read in conjunction with the financial statements in the Annual Report on Form 10-K of American Express Certificate Company (AECC) for the year ended December 31, 2004. Certain reclassifications of prior period amounts have been made to conform to the current presentation.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2003, the Financial Accounting Standards Board (FASB) ratified a consensus on the disclosure provisions of Emerging Issues Task Force Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" (EITF 03-1). AECC complied with the disclosure provisions of this rule in its Annual Report on Form 10-K for the year ended December 31, 2003 and 2004. In March 2004, the FASB reached a consensus regarding the application of a three-step impairment model to determine whether investments accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and other cost method investments are other-than-temporarily impaired. However, with the issuance of FASB Staff Position (FSP) EITF 03-1-1 "Effective Date of Paragraphs 10-20 of EITF 03-1," on September 30, 2004, the provisions of the consensus relating to the measurement and recognition of other-than-temporary impairments will be deferred pending further clarification from the FASB. The remaining provisions of this rule, which primarily relate to disclosure requirements, are required to be applied prospectively to all current and future investments accounted for in accordance with SFAS No. 115 and other cost method investments. The Company will evaluate the potential impact of EITF 03-1 after the FASB completes its reassessment.

2. INVESTMENTS IN UNAFFILIATED ISSUERS

Investments in unaffiliated issuers at March 31, 2005 and December 31, 2004 were:

                                                                                   March 31,                December 31,
                                                                                     2005                       2004
                                                                             ----------------------     ----------------------
(Thousands)
Available-for-Sale securities, at fair value
     (amortized cost: 2005, $6,057,570; 2004, $5,581,950)                         $ 5,991,048                $ 5,603,789
First mortgage loans on real estate and other loans, at cost
     (fair value: 2005, $473,680; 2004, $482,544)                                     456,741                    461,211
Certificate loans - secured by certificate reserves, at cost,
     which approximates fair value                                                     12,638                     13,006
                                                                             ----------------------     ----------------------
  Total                                                                           $ 6,460,427                $ 6,078,006
                                                                             ======================     ======================

                    AMERICAN EXPRESS CERTIFICATE COMPANY
                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

Gross realized gains and losses on sales and losses recognized for other-than-temporary impairments of securities classified as Available-for-Sale, using the specific identification method, were as follows for the three months ended March 31, 2005 and 2004:

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                       ------------------------------------------------

                                                                                2005                     2004
                                                                       -----------------------  -----------------------
(Thousands)
Gross realized gains on sales                                                  $ 583                   $ 1,119
Gross realized losses on sales                                                 $(343)                  $  (717)
Realized losses recognized for other-than-temporary impairments                $ (13)                  $  (200)


3.  TAXES AND CERTIFICATE MATURITIES AND SURRENDERS THROUGH LOAN REDUCTIONS

Net income taxes paid during the three months ended March 31, 2005 and 2004 were $14.6 million and $19.5 million, respectively. Certificate maturities and surrenders through loan reductions during the three months ended March 31, 2005 and 2004 were $0.5 million and $1.1 million, respectively.

4.  COMMITMENTS AND CONTINGENCIES

Commitments to fund first mortgage loans on real estate at March 31, 2005 and March 31, 2004 were $10.0 million and $4.7 million, respectively. AECC holds the mortgage document, which gives it the right to take possession of the property if the borrower fails to perform according to the terms of the agreements. AECC employs policies and procedures designed to ensure the creditworthiness of the borrowers and that funds will be available on the funding date. AECC's investments in first mortgage loans on real estate are restricted to 80 percent or less of the market value of the real estate at the time of the loan funding.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

American Express Certificate Company (AECC) is a wholly owned subsidiary of American Express Financial Corporation (AEFC), which is a wholly owned subsidiary of American Express Company. AECC is registered as an investment company under the Investment Company Act of 1940 ("the 1940 Act") and is in the business of issuing face-amount investment certificates. Face-amount investment certificates issued by AECC entitle the certificate owner to receive at maturity a stated amount of money and interest or credits declared from time to time by AECC, at its discretion. The certificates issued by AECC are not insured by any government agency. AECC's certificates are sold primarily by American Express Financial Advisors Inc. (AEFAI), and American Express Bank Ltd. (AEBL), both affiliates of AECC. AEFAI is registered as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico. AEFC acts as investment adviser for AECC.

On February 1, 2005, American Express Company announced plans to pursue a tax-free spin-off of the common stock of American Express Financial Corporation through a special dividend to American Express common shareholders. The final transaction, which is subject to certain conditions including receipt of a favorable tax ruling and approval by American Express Company's Board of Directors, is expected to close in the third quarter of 2005.

AECC follows United States generally accepted accounting principles (GAAP). Certain reclassifications of prior period amounts have been made to conform to the current presentation.

Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See the "Forward-Looking Statements" section below.

Management's narrative analysis of the results of operations is presented in lieu of management's discussion and analysis of financial condition and results of operations, pursuant to General Instructions H(1)(a) of Form 10-Q.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

In 2005, net investment income before provision for certificate reserves and income tax provision increased $8.5 million, or 18.0 percent, reflecting higher levels of invested assets. Invested assets increased in part as a result of marketing promotions for the Flexible Savings 7 and 11 month certificates which ended March 1, 2005.

In 2005, provision for certificate reserves increased $8.5 million or 29.5 percent due to higher average reserves and higher interest crediting rates. Certificate reserves increased as a result of marketing promotions for certificates noted above, which ended March 1, 2005.

For the three months ended March 31, 2005, $0.7 million of total investment gains were partially offset by $0.4 million of investment losses. Included in these total investment gains and losses are $0.6 million of gross realized gains and $0.3 million of gross realized losses from sales of securities classified as Available-for-Sale.

For the three months ended March 31, 2004, $1.2 million of gross realized gains from sales of investments were partially offset by $1.4 million of investment losses. Included in these total investment gains and losses are $1.1 million of gross realized gains and $0.7 million of gross realized losses from sales of Available-for-Sale securities, as well as $0.2 million of other-than-temporary impairment losses on investments classified as Available-for-Sale.

IMPACT OF MARKET VOLATILITY ON RESULTS OF OPERATIONS
AECC primarily invests in mortgage and asset-backed securities, and intermediate term corporate debt securities to provide its certificate owners with a competitive rate of return on their certificate while managing risk. AECC does not invest in securities to generate short-term trading profits for its own account.

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

In accordance with an informal agreement established with the Commissioner of Commerce for the State of Minnesota, AECC has agreed to maintain a minimum Capital-to-Assets Ratio of 5.0 percent. The ratio of shareholder's equity, excluding accumulated other comprehensive income (loss) net of tax, to total assets less certificate loans and net unrealized gains (losses) on securities classified as Available-for-Sale (the Capital-to-Assets Ratio) at March 31, 2005 and December 31, 2004, was 5.1 percent and 5.2 percent, respectively. In addition, AECC is required to maintain cash and "qualified investments" meeting the standards of Section 28(b) of the 1940 Act, as modified by an order of the SEC. The amortized cost of such investments must be at least equal to AECC's net liabilities on all outstanding face-amount certificates plus $250,000. As a condition to its reliance on the SEC order, AECC has agreed to maintain an amount of unappropriated retained earnings and capital equal to at least 5.0 percent of net certificate reserves. As of March 31, 2005 and December 31, 2004 this ratio was 5.4 percent and 5.6 percent, respectively.

LIQUIDITY AND CAPITAL RESOURCES
AECC's principal sources of cash are receipts from sales of face-amount certificate products and cash flows from investments. AECC's principal uses of cash are payments to certificate product owners for matured and surrendered certificates, purchases of investments, and return of capital or dividend payments to AEFC.

Cash received from sales of certificates totaled $1.1 billion and $0.6 billion for the three months ended March 31, 2005 and 2004, respectively. Certificate maturities and cash surrenders totaled $0.7 billion and $0.5 billion for the three months ended March 31, 2005 and 2004, respectively.

AECC, as an issuer of face-amount certificates, is impacted by significant changes in interest rates as interest crediting rates on certificate products generally reset at shorter intervals than the change in the yield on AECC's investment portfolio. The specified maturities of most of AECC's certificate products range from ten to twenty years. Within that maturity period, most certificates have interest crediting rate terms ranging from one to thirty-six months. Interest crediting rates are subject to change and certificate product owners can surrender their certificates without penalty at term end. As of March 31, 2005, AECC has investment certificate obligations totaling $6.3 billion of which $5.1 billion have terms ending in 2005, $1.1 billion have terms ending in 2006 and $0.1 billion have terms ending in 2007. Contractholders have the right to redeem the investment certificates earlier and at their discretion subject to a surrender charge. Redemptions are most likely to occur in periods of dramatic increases in interest rates. AECC has investments in mortgage and asset-backed securities, and to a lesser extent, intermediate term corporate debt securities. AECC may enter into interest rate swap contracts that effectively lengthen the rate reset interval on certificate products. As a result of interest rate fluctuations, the amount of interest paid on hedged liabilities will positively or negatively impact reported earnings. Income or loss on the derivative instruments that are linked to the hedged liabilities will generally offset the effect of this impact. The Company views this strategy as a prudent management of interest rate sensitivity, such that earnings are not exposed to undue risk presented by changes in interest rates. Also, on three series of AECC's certificates, interest is credited to certificate products based upon the relative change in a major stock market index between the beginning and end of the certificates' terms. To meet the obligations related to the provisions of these equity market sensitive certificates, AECC purchases and writes index call options on a major stock market index and, from time to time, enters into futures contracts.

AECC's investment program is designed to maintain an investment portfolio that will produce competitive portfolio yields within risk and liquidity parameters that are consistent with the need to meet contractual obligations to investors in AECC's products.

Debt securities and marketable equity securities are classified as Available-for-Sale and are carried at fair value. The Available-for-Sale classification does not mean AECC expects to sell these securities, but rather these securities are available to meet possible liquidity needs should there be significant changes in market interest rates or certificate owner redemptions.

Cash used in investing activities was $470.1 million and $131.8 million in the three months ended March 31, 2005 and 2004, respectively. This change was primarily due to the increase in purchases of Available-for-Sale investments partially offset by the decrease in purchases of other investments and a decrease in the amounts due to and from brokers.

Cash provided by financing activities was $447.3 million and $158.6 million in the three months ended March 31, 2005 and 2004, respectively. The change primarily resulted from an increase in the payments received from certificate owners offset by and increase in certificate maturities and cash surrenders.

Investments include $302.4 million, $335.3 million and $337.0 million of below investment grade securities (excluding net unrealized appreciation and depreciation) at March 31, 2005, December 31, 2004 and March 31, 2004, respectively. These investments represent 4.6 percent, 5.6 percent and 6.7 percent of AECC's investment portfolio at March 31, 2005, December 31, 2004 and March 31, 2004, respectively. These investments may be subject to a higher degree of risk than the investment grade issues because of the borrower's generally greater sensitivity to adverse economic conditions, such as recession or increasing interest rates, and in certain instances, the lack of an active secondary market. Expected returns on below investment grade securities reflect consideration of such factors. AECC has identified certain investments for which a decline in fair value has been determined to be other than temporary, and has written such securities down to fair value with a charge to net income.

Generally, investment securities are carried at fair value on the balance sheet with unrealized gains (losses) recorded in accumulated other comprehensive income (loss) within equity, net of income tax provisions (benefits). For the three months ended March 31, 2005 and 2004, AECC experienced net unrealized losses on Available-for-Sale securities of ($57.3) million and net unrealized gains of $29.0 million, as reflected in the Statements of Comprehensive (Loss) Income. As part of its ongoing monitoring process, management has determined that the net unrealized losses that arose during the first quarter 2005 are primarily attributable to changes in interest rates. Additionally, AECC has the ability and intent to hold these securities for a time sufficient to recover its amortized cost and has, therefore, concluded that none of these securities are other-than-temporarily impaired at March 31, 2005.

OTHER REPORTING MATTERS

ACCOUNTING DEVELOPMENTS

See "Recently Issued Accounting Standards" section of Note 1 to Financial Statements.

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

PART II.  OTHER INFORMATION

AMERICAN EXPRESS CERTIFICATE COMPANY

ITEM 1.   LEGAL PROCEEDINGS

AECC is a party to litigation and arbitration proceedings in the ordinary course of business. The outcome of any litigation cannot be predicted with any certainty. However, in the aggregate, AECC does not consider any lawsuits in which it is named as a defendant to have a material impact on AECC's financial position or operating results.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:
     ---------

     See Exhibit Index on pages E-1 hereof.

(b)  Reports on Form 8-K:
     --------------------

     Form 8-K, filed February 1, 2005, Item 7, reporting that on February 1, 2005 American Express Company announced plans to pursue a spin-off of its American Express Financial Advisors unit, of which American Express Certificate Company is a part.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AMERICAN EXPRESS CERTIFICATE COMPANY
                                   ------------------------------------
                                               (Registrant)




  Date:  May 10, 2005                  By  /s/ Paula R. Meyer
                                           -----------------------------------
                                           Paula R. Meyer
                                           Chief Executive Officer




  Date:  May 10, 2005                  By  /s/ Brian J. McGrane
                                           -----------------------------------
                                           Brian J. McGrane
                                           Vice President and Chief Financial
                                             Officer

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