Form 10-Q
period 2005-06-30
AMERICAN EXPRESS CERTIFICATE CO
filed 2005-08-11
CIK 52428

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                         ---------------------------
                                  FORM 10-Q
                         ---------------------------



   /X/ QUARTERLY REPORT PURSUANT TO SECTION 30 OF THE INVESTMENT COMPANY
       ACT OF 1940 AND SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                     OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM          TO
                                            --------    --------

                         COMMISSION FILE NO. 2-23772

                       AMERIPRISE CERTIFICATE COMPANY
           (Exact name of registrant as specified in its charter)

                   DELAWARE                                  41-6009975
(State or other jurisdiction of incorporation             (I.R.S. Employer
               or organization)                          Identification No.)


       52 AMERIPRISE FINANCIAL CENTER
          MINNEAPOLIS, MINNESOTA                                55474
 (Address of principal executive offices)                     (Zip Code)


     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (612) 671-3131
                                                        --------------------

American Express Certificate Company, 52 AXP Financial Center, Minneapolis,
---------------------------------------------------------------------------
Minnesota
---------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days. Yes X   No
                                                  ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes    No  X
                                               ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                        Outstanding at August 11, 2005
---------------------------------------       ------------------------------
Common Shares (par value $10 per share)               150,000 shares


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                       AMERIPRISE CERTIFICATE COMPANY

                                  FORM 10-Q

                                    INDEX

                                                                       Page No.
                                                                       --------
Part I.  Financial Information:

         Item 1. Financial Statements

                 Balance Sheets - June 30, 2005 and December 31, 2004       2

                 Statements of Income - Three months ended June 30,
                 2005 and 2004                                              3

                 Statements of Income - Six months ended June 30,
                 2005 and 2004                                              4

                 Statements of Cash Flows - Six months ended June 30,
                 2005 and 2004                                              5

                 Statements of Comprehensive (Loss) Income -
                 Three months ended June 30, 2005 and 2004                  6

                 Statements of Comprehensive (Loss) Income - Six
                 months ended June 30, 2005 and 2004                        7

                 Notes to Financial Statements                           8-11

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    12-16

         Item 4. Controls and Procedures                                16-17


Part II. Other Information

         Item 1. Legal Proceedings                                         17

         Item 6. Exhibits and Reports on Form 8-K                          17

         Signatures                                                        18

         Exhibit Index                                                    E-1

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                                            AMERIPRISE CERTIFICATE COMPANY
                                                    BALANCE SHEETS
                                                     (thousands)

                                                                                   June 30,              December 31,
                                                                                     2005                    2004
                                                                                  ----------             ------------
                                                                                  (Unaudited)
ASSETS
------
Qualified Assets
    Cash and cash equivalents                                                     $  130,459              $   35,212
    Investments in unaffiliated issuers                                            6,634,277               6,078,006
    Equity index options, purchased                                                   74,633                 116,285
    Receivables and other                                                             51,934                  45,861
                                                                                  ----------              ----------
Total qualified assets                                                             6,891,303               6,275,364
                                                                                  ----------              ----------

Other Assets
    Deferred taxes, net                                                               36,156                  34,483
    Due from other affiliates                                                            355                   1,939
                                                                                  ----------              ----------
Total other assets                                                                    36,511                  36,422
                                                                                  ----------              ----------

Total assets                                                                      $6,927,814              $6,311,786
                                                                                  ==========              ==========


LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------
Liabilities
    Certificate reserves                                                          $6,427,324              $5,835,243
    Equity index options, written                                                     40,328                  72,819
    Amounts due to brokers                                                            49,101                  25,541
    Due to Ameriprise Financial, Inc. for federal income taxes                         5,839                  15,269
    Accounts payable and accrued liabilities                                          59,080                  19,845
                                                                                  ----------              ----------
Total liabilities                                                                  6,581,672               5,968,717
                                                                                  ----------              ----------

Shareholder's equity
    Common stock                                                                       1,500                   1,500
    Additional paid-in-capital                                                       323,844                 323,844
    Retained earnings                                                                 27,349                   3,276
    Accumulated other comprehensive (loss) income, net of tax                         (6,551)                 14,449
                                                                                  ----------              ----------
Total shareholder's equity                                                           346,142                 343,069
                                                                                  ----------              ----------

Total liabilities and shareholder's equity                                        $6,927,814              $6,311,786
                                                                                  ==========              ==========

                                          See Notes to Financial Statements

                                   AMERIPRISE CERTIFICATE COMPANY
                                        STATEMENTS OF INCOME
                                             (thousands)
                                             (Unaudited)

                                                                                   Three Months Ended
                                                                                        June 30,
                                                                              -----------------------------
                                                                                2005                 2004
                                                                              --------             --------

Investment income                                                             $ 78,409             $ 63,302
Investment expenses                                                            (13,462)             (12,275)
                                                                              --------             --------
Net investment income before provision for
  certificate reserves and income tax provision                                 64,947               51,027
Net provision for certificate reserves                                         (48,067)             (32,302)
                                                                              --------             --------
Net investment income before income tax provision                               16,880               18,725
Income tax provision                                                            (5,797)              (6,480)
                                                                              --------             --------
Net investment income                                                           11,083               12,245
                                                                              --------             --------

Net realized gain on investments before income tax
  provision                                                                      1,145                1,238
Income tax provision                                                              (401)                (433)
                                                                              --------             --------
Net realized gain on investments                                                   744                  805
                                                                              --------             --------
Net income                                                                    $ 11,827             $ 13,050
                                                                              ========             ========

                                  See Notes to Financial Statements.

                                   AMERIPRISE CERTIFICATE COMPANY
                                        STATEMENTS OF INCOME
                                             (thousands)
                                             (Unaudited)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                              -----------------------------
                                                                                2005                 2004
                                                                              --------             --------

Investment income                                                             $147,871             $122,343
Investment expenses                                                            (26,989)             (23,902)
                                                                              --------             --------
Net investment income before provision for
  certificate reserves and income tax provision                                120,882               98,441
Net provision for certificate reserves                                         (85,527)             (61,237)
                                                                              --------             --------
Net investment income before income tax provision                               35,355               37,204
Income tax provision                                                           (12,287)             (12,840)
                                                                              --------             --------
Net investment income                                                           23,068               24,364
                                                                              --------             --------

Net realized gain on investments before income tax
  provision                                                                      1,466                  994
Income tax provision                                                              (513)                (348)
                                                                              --------             --------
Net realized gain on investments                                                   953                  646
                                                                              --------             --------
Net income                                                                    $ 24,021             $ 25,010
                                                                              ========             ========

                                 See Notes to Financial Statements.

                                     AMERIPRISE CERTIFICATE COMPANY
                                        STATEMENTS OF CASH FLOWS
                                               (thousands)
                                               (Unaudited)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                              ---------------------------------
                                                                                  2005                  2004
                                                                              -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                    $    24,021           $    25,010
Adjustments to reconcile net income
    to net cash provided by operating activities:
       Interest added to certificate loans                                           (222)                 (273)
       Amortization of premiums, accretion of discounts, net                        8,376                10,421
       Deferred taxes, net                                                          9,633                 3,504
       Net realized gain on investments before income tax provision                (1,466)                 (994)
       Changes in other operating assets and liabilities:
           Equity index options purchased and written, net                          9,161                (2,633)
           Due to Ameriprise Financial, Inc.- federal income taxes                 (8,752)               21,111
           Dividends and interest receivable                                       (3,094)               (1,309)
           Other assets and liabilities, net                                       40,672                 6,953
                                                                              -----------           -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          78,329                61,790
                                                                              -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Available-for-Sale investments:
         Sales                                                                     71,426                35,586
         Maturities and redemptions                                               384,972               467,987
         Purchases                                                             (1,074,042)             (717,387)
Other investments:
         Sales                                                                     22,050                 8,548
         Maturities and redemptions                                                54,398                67,746
         Purchases                                                                (55,473)              (72,572)
Certificate loans:
         Payments                                                                     668                 1,034
         Fundings                                                                    (687)                 (816)
Changes in amounts due to and from brokers, net                                    20,592                21,039
                                                                              -----------           -----------
NET CASH USED IN INVESTING ACTIVITIES                                            (576,096)             (188,835)
                                                                              -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
         Payments from certificate owners                                       1,909,692             1,314,099
         Net provision for certificate reserves                                    85,527                61,237
         Certificate maturities and cash surrenders                            (1,402,205)           (1,151,707)
         Return of capital to Ameriprise Financial, Inc.                               --               (20,000)
                                                                              -----------           -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         593,014               203,629
                                                                              -----------           -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          95,247                76,584

Cash and cash equivalents beginning of period                                      35,212                25,099
                                                                              -----------           -----------

CASH AND CASH EQUIVALENTS END OF PERIOD                                       $   130,459           $   101,683
                                                                              ===========           ===========

                                   See Notes to Financial Statements.

                                          AMERIPRISE CERTIFICATE COMPANY
                                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                                   (thousands)
                                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                              June 30,
                                                                                    -----------------------------
                                                                                      2005                 2004
                                                                                    --------            ---------

Net income                                                                          $ 11,827            $  13,050
                                                                                    --------            ---------

OTHER COMPREHENSIVE LOSS
    Unrealized gains (losses) on Available-for-Sale securities:
        Unrealized holding gains (losses) arising during period                       56,669             (134,723)
        Income tax (expense) benefit                                                 (19,835)              47,153
                                                                                    --------            ---------
           Net unrealized holding gains (losses) arising during period                36,834              (87,570)
                                                                                    --------            ---------

        Reclassification adjustment for gains included in net income                    (225)              (1,214)
        Income tax expense                                                                79                  425
                                                                                    --------            ---------
           Net reclassification adjustment for gains included in net income             (146)                (789)
                                                                                    --------            ---------
        Net unrealized gains (losses) on Available-for-Sale securities                36,688              (88,359)
                                                                                    --------            ---------

    Unrealized gains on interest rate swaps:
        Unrealized holding gains arising during the period                                --                  772
        Income tax expense                                                                --                 (270)
                                                                                    --------            ---------
           Net unrealized holding gains arising during period                             --                  502
                                                                                    --------            ---------

        Reclassification adjustment for losses included in net income                     --                1,577
        Income tax benefit                                                                --                 (552)
                                                                                    --------            ---------
           Net reclassification adjustment for losses included in net income              --                1,025
                                                                                    --------            ---------
    Net unrealized gains on interest rate swaps                                           --                1,527
                                                                                    --------            ---------

NET OTHER COMPREHENSIVE INCOME (LOSS)                                                 36,688              (86,832)
                                                                                    --------            ---------

TOTAL COMPREHENSIVE INCOME (LOSS)                                                   $ 48,515            $ (73,782)
                                                                                    ========            =========

                                        See Notes to Financial Statements.

                                         AMERIPRISE CERTIFICATE COMPANY
                                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                                   (thousands)
                                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                    -----------------------------
                                                                                      2005                 2004
                                                                                    --------             --------

Net income                                                                          $ 24,021             $ 25,010
                                                                                    --------             --------

OTHER COMPREHENSIVE LOSS
    Unrealized losses on Available-for-Sale securities:
        Unrealized holding losses arising during period                              (31,466)             (90,076)
        Income tax benefit                                                            11,013               31,528
                                                                                    --------             --------
           Net unrealized holding losses arising during period                       (20,453)             (58,548)
                                                                                    --------             --------

        Reclassification adjustment for gains included in net income                    (451)              (1,416)
        Income tax expense                                                               158                  495
                                                                                    --------             --------
           Net reclassification adjustment for gains included in net income             (293)                (921)
                                                                                    --------             --------
        Net unrealized losses on Available-for-Sale securities                       (20,746)             (59,469)
                                                                                    --------             --------

    Unrealized (losses) gains on interest rate swaps:
        Unrealized holding (losses) gains arising during the period                     (515)                 528
        Income tax benefit (expense)                                                     180                 (185)
                                                                                    --------             --------
           Net unrealized holding (losses) gains arising during period                  (335)                 343
                                                                                    --------             --------

        Reclassification adjustment for losses included in net income                    124                3,217
        Income tax benefit                                                               (43)              (1,126)
                                                                                    --------             --------
           Net reclassification adjustment for losses included in net income              81                2,091
                                                                                    --------             --------
    Net unrealized (losses) gains on interest rate swaps                                (254)               2,434
                                                                                    --------             --------

NET OTHER COMPREHENSIVE LOSS                                                         (21,000)             (57,035)
                                                                                    --------             --------

TOTAL COMPREHENSIVE INCOME (LOSS)                                                   $  3,021             $(32,025)
                                                                                    ========             ========

                                       See Notes to Financial Statements.

                       AMERIPRISE CERTIFICATE COMPANY
                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

1.  BASIS OF PRESENTATION

On August 1, 2005, American Express Certificate Company, which was previously the issuer of the American Express Certificates, changed its name to Ameriprise Certificate Company (ACC).

The accompanying Financial Statements should be read in conjunction with the financial statements in the Annual Report on Form 10-K of ACC for the year ended December 31, 2004. Certain reclassifications of prior period amounts have been made to conform to the current presentation.

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

Separation of Ameriprise Financial
----------------------------------

ACC is a wholly owned subsidiary of Ameriprise Financial, Inc. (Ameriprise Financial). Prior to August 1, 2005, Ameriprise Financial was known as American Express Financial Corporation (AEFC). Ameriprise Financial is a wholly owned subsidiary of American Express Company (American Express).

Ameriprise Financial changed its name on August 1, 2005 as a consequence of the plans announced by American Express on February 1, 2005, to pursue a spin off of the businesses now being operated under the Ameriprise Financial name. The separation from American Express is expected to be completed on or after September 30, 2005, subject to certain regulatory and other approvals, including final approval by the board of directors of American Express. After the expected separation from American Express, Ameriprise Financial and its subsidiaries will no longer be affiliated with American Express. Ameriprise Financial and American Express will be independent companies, with separate public ownership, boards of directors and management.

In connection with the separation, ACC will be allocated certain separation and distribution-related expenses incurred as a result of Ameriprise Financial becoming an independent company. Cumulatively, the expenses allocated to ACC may be significant to ACC. If necessary, Ameriprise Financial has the ability to provide additional capital to ACC to support its regulatory reserve requirements.

Separation Costs
----------------
During the quarter ended June 30, 2005, Ameriprise Financial developed an allocation policy for separation costs resulting in the allocation of certain costs to ACC that it considered to be a reasonable reflection of separation costs benefitting ACC. During the quarter ended June 30, 2005, ACC recorded $1.0 million in allocated separation costs. Had this allocation method been applied for the quarter ended March 31, 2005, approximately $0.2 million of these costs would have been charged to ACC during that period. Separation costs generally consist of financial advisor and employee retention program costs, information technology costs, re-branding costs and certain consulting expenses related to the separation and distribution of Ameriprise Financial.

RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2003, the Financial Accounting Standards Board (FASB) ratified a consensus on the disclosure provisions of Emerging Issues Task Force Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" (EITF 03-1). ACC complied with the disclosure provisions of this rule in its Annual Report on Form 10-K for the years ended December 31, 2004 and 2003. In March 2004, the FASB reached a consensus regarding the application of a three-step impairment model to determine whether investments accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and other cost method investments are other-than-temporarily impaired. However, with the issuance of FASB Staff Position (FSP) EITF 03-1-1 "Effective Date of Paragraphs 10-20 of EITF 03-1," on September 30, 2004, the provisions of the consensus relating to the measurement and recognition of other-than-temporary impairments will be deferred pending further clarification from the FASB. The remaining provisions of this rule, which primarily relate to disclosure requirements, are required to be applied prospectively to all current and future investments accounted for in accordance with SFAS No. 115 and other cost method investments. The Company will evaluate the potential impact of EITF 03-1 after the FASB completes its reassessment.

                       AMERIPRISE CERTIFICATE COMPANY
                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

2. INVESTMENTS IN UNAFFILIATED ISSUERS

Investments in unaffiliated issuers at June 30, 2005 and December 31, 2004 were:

                                                                                   June 30,                 December 31,
                                                                                     2005                       2004
                                                                                  ----------                ------------
(Thousands)
Available-for-Sale securities, at fair value
     (amortized cost: 2005, $6,191,650; 2004, $5,581,950)                         $6,181,572                 $5,603,789
First mortgage loans on real estate and other loans, at cost
     (fair value: 2005, $458,089; 2004, $482,544)                                    440,391                    461,211
Certificate loans - secured by certificate reserves, at cost,
     which approximates fair value                                                    12,314                     13,006
                                                                                  ----------                 -----------
  Total                                                                           $6,634,277                 $6,078,006
                                                                                  ==========                 ===========

Gross realized gains and losses on sales and losses recognized for other-than-temporary impairments of securities classified as Available-for-Sale, using the specific identification method, were as follows for the three and six months ended June 30, 2005 and 2004:

                                                                                   Three Months Ended
                                                                                         June 30,
                                                                                -------------------------

                                                                                2005                2004
                                                                                -----              ------
(Thousands)
Gross realized gains on sales                                                   $ 488              $1,382
Gross realized losses on sales                                                  $(264)             $ (168)
Realized losses recognized for other-than-temporary impairments                 $  --              $   --

                                                                                   Six Months Ended
                                                                                          June 30,
                                                                                -------------------------

                                                                                 2005               2004
                                                                                ------             ------
(Thousands)
Gross realized gains on sales                                                   $1,071             $2,501
Gross realized losses on sales                                                  $ (607)            $ (885)
Realized losses recognized for other-than-temporary impairments                 $  (13)            $ (200)

                       AMERIPRISE CERTIFICATE COMPANY
                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

3.  TAXES AND CERTIFICATE MATURITIES AND SURRENDERS THROUGH LOAN REDUCTIONS

Net cash received for income taxes during the six months ended June 30, 2005 and 2004 was $2.2 million and $11.4 million, respectively. Certificate maturities and surrenders through loan reductions during the six months ended June 30, 2005 and 2004 were $0.9 million and $1.6 million, respectively.

4.  COMMITMENTS AND CONTINGENCIES

Commitments to fund first mortgage loans on real estate at June 30, 2005 and December 31, 2004 were $4.4 million and $2.5 million, respectively. ACC holds the mortgage document, which gives it the right to take possession of the property if the borrower fails to perform according to the terms of the agreements. ACC employs policies and procedures designed to ensure the creditworthiness of the borrowers and that funds will be available on the funding date. ACC's investments in first mortgage loans on real estate are restricted to 80 percent or less of the market value of the real estate at the time of the loan funding.

ACC believes that it is not a party to, nor are any of its properties the subject of, any pending legal, arbitration, or regulatory proceedings that would have a material adverse effect on its financial condition, results of operations or liquidity. However, it is possible that the outcome of any such proceedings could have a material impact on results of operations in any particular reporting period as the proceedings are resolved.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Ameriprise Certificate Company (ACC or the Company) is a wholly owned subsidiary of Ameriprise Financial, Inc. (Ameriprise Financial). Prior to August 1, 2005, Ameriprise Financial was known as American Express Financial Corporation. Ameriprise Financial is a wholly owned subsidiary of American Express Company (American Express).

Ameriprise Financial changed its name on August 1, 2005 as a consequence of the plans announced by American Express on February 1, 2005, to pursue a spin off of the businesses now being operated under the Ameriprise Financial name. The separation from American Express is expected to be completed on or after September 30, 2005, subject to certain regulatory and other approvals, including final approval by the board of directors of American Express. After the expected separation from American Express, Ameriprise Financial and its subsidiaries will no longer be affiliated with American Express. Ameriprise Financial and American Express Company will be independent companies, with separate public ownership, boards of directors and management.

In connection with the separation, ACC will be allocated certain separation and distribution-related expenses incurred as a result of Ameriprise Financial becoming an independent company. Cumulatively, the expenses allocated to ACC are expected to be significant to ACC. Ameriprise Financial will provide additional capital to ACC to support its current financial strength ratings.

ACC is registered as an investment company under the Investment Company Act of 1940 ("the 1940 Act") and is in the business of issuing face-amount investment certificates. Face-amount investment certificates issued by ACC entitle the certificate owner to receive at maturity a stated amount of money and interest or credits declared from time to time by ACC, at its discretion. The certificates issued by ACC are not insured by any government agency. ACC's certificates are sold primarily by Ameriprise Financial Services, Inc. (AMPF), and American Express Bank Ltd. (AEBL), both affiliates of ACC. AMPF is registered as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico. Ameriprise Financial acts as investment adviser for ACC.

ACC follows United States generally accepted accounting principles (GAAP). Certain reclassifications of prior period amounts have been made to conform to the current presentation.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

In 2005, net investment income before provision for certificate reserves and income tax provision increased $13.9 million, or 27.3 percent, reflecting higher levels of invested assets resulting from marketing promotions for the Flexible Savings 7 and 11 month certificates which ended during the first quarter of 2005 and an overall increase in volumes.

Separation costs generally consisted of financial advisor and employee retention program cost, information technology costs, re-branding and marketing costs and certain consulting expenses related to the separation and distribution of Ameriprise Financial. Separation costs allocated to ACC for the three months ended June 30, 2005 was $1.0 million and are included in investment expenses.

In 2005, provision for certificate reserves increased $15.8 million or 48.8 percent due to higher average reserves and higher interest crediting rates.

For the three months ended June 30, 2005, $1.4 million of total investment gains were partially offset by $0.3 million of investment losses. Included in these total investment gains and losses are $0.5 million of gross realized gains and $0.3 million of gross realized losses from sales of securities classified as Available-for-Sale.

For the three months ended June 30, 2004, $1.4 million of gross realized gains from sales of investments were partially offset by $0.2 million of investment losses. Included in these total investment gains and losses are $1.4 million of gross realized gains and $0.2 million of gross realized losses from sales of Available-for-Sale securities.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

In 2005, net investment income before provision for certificate reserves and income tax provision increased $22.4 million, or 22.8 percent, reflecting higher levels of invested assets resulting from marketing promotions for the Flexible Savings 7 and 11 month certificates which ended during the first quarter of 2005 and an overall increase in volumes partially offset by a decrease in the value of options used to economically hedge outstanding stock market certificates reserves, due to slight depreciation in the S&P 500 this year versus appreciation in the prior year.

Separation costs generally consisted of financial advisor and employee retention program cost, information technology costs, re-branding costs and certain consulting expenses related to the separation and distribution of Ameriprise Financial. Separation costs allocated to ACC for the six months ended June 30, 2005 was $1.0 million and are included in investment expenses.

In 2005, provision for certificate reserves increased $24.3 million or 39.7 percent due to higher average reserves and higher interest crediting rates partially offset by a decrease in stock market certificate reserves due to the impact of slight depreciation in the S&P 500 this year versus appreciation in the prior year, as noted above. Certificate reserves increased as a result of marketing promotions for certificates noted above, which ended during the first quarter of 2005.

For the six months ended June 30, 2005, $2.1 million of total investment gains were partially offset by $0.6 million of investment losses. Included in these total investment gains and losses are $1.1 million of gross realized gains and $0.6 million of gross realized losses from sales of securities classified as Available-for-Sale.

For the six months ended June 30, 2004, $2.6 million of gross realized gains from sales of investments were partially offset by $1.6 million of investment losses. Included in these total investment gains and losses are $2.5 million of gross realized gains and $0.9 million of gross realized losses from sales of Available-for-Sale securities, as well as $0.2 million of other-than-temporary impairment losses on investments classified as Available-for-Sale.

LIQUIDITY AND CAPITAL RESOURCES

Risk Management
ACC's investment program is designed to maintain an investment portfolio that will produce competitive portfolio yields within risk and liquidity parameters that are consistent with the need to meet contractual obligations to investors in ACC's products.

Debt securities and marketable equity securities are classified as Available-for-Sale and are carried at fair value. The Available-for-Sale classification does not mean ACC expects to sell these securities, but rather these securities are available to meet possible liquidity needs should there be significant changes in market interest rates or certificate owner redemptions.

Capital Strategy
ACC's principal sources of cash are receipts from sales of face-amount certificate products and cash flows from investments. ACC's principal uses of cash are payments to certificate product owners for matured and surrendered certificates, purchases of investments, and return of capital or dividend payments to Ameriprise Financial.

Cash received from sales of certificates totaled $1.9 billion and $1.3 billion for the six months ended June 30, 2005 and 2004, respectively. Certificate maturities and cash surrenders totaled $1.4 billion and $1.2 billion for the six months ended June 30, 2005 and 2004, respectively.

ACC, as an issuer of face-amount certificates, is impacted by significant changes in interest rates as interest crediting rates on certificate products generally reset at shorter intervals than the change in the yield on ACC's investment portfolio. The specified maturities of most of ACC's certificate products range from ten to twenty years. Within that maturity period, most certificates have interest crediting rate terms ranging from one to thirty-six months. Interest crediting rates are subject to change and certificate product owners can surrender their certificates without penalty at term end. As of June 30, 2005, ACC has investment certificate obligations totaling $6.4 billion of which $4.4 billion have terms ending in 2005, $1.7 billion have terms ending in 2006 and $0.3 billion have terms ending in 2007 and 2008. Contract holders have the right to redeem the investment certificates earlier and at their discretion subject to a surrender charge. Redemptions are most likely to occur in periods of dramatic increases in interest rates. ACC has investments in mortgage and asset-backed securities, and to a lesser extent, intermediate term corporate debt securities. ACC may enter into interest rate swap contracts that effectively lengthen the rate reset interval on certificate products. As a result of interest rate fluctuations, the amount of interest paid on hedged liabilities will positively or negatively impact reported earnings. Income or loss on the derivative instruments that are linked to the hedged liabilities will generally offset the effect of this impact. The Company views this strategy as a prudent management of interest rate sensitivity, such that earnings are not exposed to undue risk presented by changes in interest rates. Also, on three series of ACC's certificates, interest is credited to certificate products based upon the relative change in a major stock market index between the beginning and end of the certificates' terms. To meet the obligations related to the provisions of these equity market sensitive certificates, ACC purchases and writes index call options on a major stock market index and, from time to time, enters into futures contracts.

Funding Strategy
Cash used in investing activities was $576.1 million and $188.8 million in the six months ended June 30, 2005 and 2004, respectively. This change was primarily due to the increase in purchases of Available-for-Sale investments partially offset by the decrease in purchases of other investments and a decrease in the amounts due to and from brokers.

Cash provided by financing activities was $593.0 million and $203.6 million in the six months ended June 30, 2005 and 2004, respectively. The change primarily resulted from an increase in the payments received from certificate owners offset by an increase in certificate maturities and cash surrenders.

Investments include $321.8 million, $335.3 million and $395.8 million of below investment grade securities (excluding net unrealized appreciation and depreciation) at June 30, 2005, December 31, 2004 and June 30, 2004, respectively. These investments represent 4.9 percent, 5.6 percent and 7.8 percent of ACC's investment portfolio at June 30, 2005, December 31, 2004 and June 30, 2004, respectively. These investments may be subject to a higher degree of risk than the investment grade issues because of the borrower's generally greater sensitivity to adverse economic conditions, such as recession or increasing interest rates, and in certain instances, the lack of an active secondary market. Expected returns on below investment grade securities reflect consideration of such factors. ACC has identified certain investments for which a decline in fair value has been determined to be other than temporary, and has written such securities down to fair value with a charge to net income.

Generally, investment securities are carried at fair value on the balance sheet with unrealized (losses) gains recorded in accumulated other comprehensive (loss) income within equity, net of income tax (benefits) provisions. For the six months ended June 30, 2005 and 2004, ACC experienced net unrealized losses on Available-for-Sale securities of $(20.5) million and $(58.5) million, as reflected in the Statements of Comprehensive (Loss) Income. As part of its ongoing monitoring process, management has determined that the net unrealized losses that arose during the first quarter of 2005 are primarily attributable to changes in interest rates. Additionally, ACC has the ability and intent to hold these securities for a time sufficient to recover its amortized cost and has, therefore, concluded that none of these securities are other-than-temporarily impaired at June 30, 2005.

IMPACT OF MARKET VOLATILITY ON RESULTS OF OPERATIONS

ACC primarily invests in mortgage and asset-backed securities, and intermediate term corporate debt securities to provide its certificate owners with a competitive rate of return on their certificate while managing risk. ACC does not invest in securities to generate short-term trading profits for its own account.

ACC is exposed to risk associated with fluctuating interest payments from certain certificate products tied to the London Interbank Offering Rate (LIBOR). As such, certificate product interest crediting rates reset at shorter intervals than the changes in the investment portfolio yield related to new investments and reinvestments. Therefore, ACC's spreads may be negatively impacted by increases in the general level of interest rates. ACC may hedge the risk of rising interest rates by entering into pay-fixed, receive-variable (LIBOR-based) interest rate swaps that convert fluctuating crediting rate payments to fixed payments, effectively protecting ACC from unfavorable interest rate movements. The interest rate swaps are treated as cash flow hedges per Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities".

ACC is also exposed to risk associated with fluctuations in the equity market from three series of its certificate products. Such amounts credited to certificate product owners' accounts are tied to the relative change in a major stock market index between the beginning and end of the certificates' terms.

ACC purchases and writes equity index call options on a major stock market index in order to meet such obligations.

In accordance with an informal agreement established with the Commissioner of Commerce for the State of Minnesota, ACC has agreed to maintain a minimum Capital-to-Assets Ratio of 5.0 percent. The ratio of shareholder's equity, excluding accumulated other comprehensive income (loss) net of tax, to total assets less certificate loans and net unrealized gains (losses) on securities classified as Available-for-Sale (the Capital-to-Assets Ratio) at June 30, 2005 and December 31, 2004, was 5.1 percent and 5.2 percent, respectively. In addition, ACC is required to maintain cash and "qualified investments" meeting the standards of Section 28(b) of the 1940 Act, as modified by an order of the SEC. The amortized cost of such investments must be at least equal to ACC's net liabilities on all outstanding face-amount certificates plus $250,000. As a condition to its reliance on the SEC order, ACC has agreed to maintain an amount of unappropriated retained earnings and capital equal to at least 5.0 percent of net certificate reserves. As of June 30, 2005 and December 31, 2004 this ratio was 5.5 percent and 5.6 percent, respectively.


OTHER REPORTING MATTERS

ACCOUNTING DEVELOPMENTS

See "Recently Issued Accounting Standards" section of Note 1 to Financial Statements.

ITEM 4.  CONTROLS AND PROCEDURES

ACC's management, with the participation of ACC's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of ACC's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, ACC's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, ACC's disclosure controls and procedures are effective. There have not been any changes in ACC's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, ACC's internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements, which are subject to risks and uncertainties. The words "believe," "expect," "anticipate,"
"optimistic," "intend," "plan," "aim," "will," "may," "should," "could," "would," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. ACC undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: ACC's ability to successfully implement a business model that allows for significant net income growth based on revenue growth that is lower than historical levels, including the ability to improve its operating expense to revenue ratio both in the short-term and over time, which will depend in part on the effectiveness of reengineering and other cost control initiatives, as well as factors impacting ACC's revenues; ACC's ability to grow its business, over time, which will depend on ACC's ability to manage its capital needs and the effect of business mix; the ability to increase investment spending, which will depend in part on the equity markets and other factors affecting revenues, and the ability to capitalize on such investments to improve business metrics; the accuracy of certain critical accounting estimates, including the fair value of the assets in ACC's investment portfolio (including those investments that are not readily marketable), fluctuation in the equity and fixed income markets, which can affect the amount and types of certificate products sold by ACC, potential deterioration in ACC's high-yield and other investments, which could result in further losses in ACC's investment portfolio; the ability of ACC to sell certain high-yield investments at expected values and within anticipated timeframes and to maintain its high-yield portfolio at certain levels in the future; and spreads in the certificate businesses; credit trends and the rate of bankruptcies, which can affect returns on ACC's investment portfolios; fluctuations in foreign currency exchange rates, which could affect commercial activities, among other businesses, or restrictions on convertibility of certain currencies; changes in laws or government regulations, including tax laws affecting ACC's businesses or that may affect the sales of the products and services that it offers, and regulatory activity in the areas of customer privacy, consumer protection, business continuity and data protection; the adoption of recently issued accounting rules related to the consolidation of variable interest entities, including those involving collateralized debt obligations and secured loan trusts, that ACC invests in, which could affect both ACC's balance sheet and results of operations; and outcomes and costs associated with litigation and compliance and regulatory matters. A further description of these and other risks and uncertainties can be found in ACC's other reports filed with the SEC.

PART II.  OTHER INFORMATION

AMERIPRISE CERTIFICATE COMPANY

ITEM 1.   LEGAL PROCEDINGS

ACC is a party to litigation and arbitration proceedings in the ordinary course of business. The outcome of any litigation cannot be predicted with any certainty. However, in the aggregate, ACC does not consider any lawsuits in which it is named as a defendant to have a material impact on ACC's financial position or operating results.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:
         ---------

         See Exhibit Index on pages E-1 hereof.

(b)      Reports on Form 8-K:
         --------------------

         Form 8-K, filed August 5, 2005, Item 8.01, reporting that on August 1, 2005 American Express Certificate Company changed its name to Ameriprise Certificate Company.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMERIPRISE CERTIFICATE COMPANY
                                       ------------------------------
                                                 (Registrant)




Date: August 11, 2005                  By /s/ Paula R. Meyer
                                          -----------------------------------
                                          Paula R. Meyer
                                          Chief Executive Officer


Date: August 11, 2005                  By /s/ Brian J. McGrane
                                          -----------------------------------
                                          Brian J. McGrane
                                          Vice President and Chief Financial
                                            Officer

                                EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit                            Description
-------                            -----------

3 Amended and Restated Certificate of Incorporation of Ameriprise Certificate Company.

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