Form 10-Q
period 2005-09-30
AMERIPRISE CERTIFICATE CO
filed 2005-11-14
CIK 52428

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                         --------------------------

                                  FORM 10-Q

                         --------------------------

|X| QUARTERLY REPORT PURSUANT TO SECTION 30 OF THE INVESTMENT COMPANY ACT OF
    1940 AND SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                     OR

          | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM ________TO ________

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


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (612) 671-3131
                                                   ----------------


------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                  ---   ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes    No X
                                               ---   ---

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act). Yes    No X
                                       ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                       Outstanding at November 14, 2005
---------------------------------------      --------------------------------
Common Shares (par value $10 per share)                150,000 shares


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                       AMERIPRISE CERTIFICATE COMPANY

                                  FORM 10-Q

                                    INDEX

                                                                       Page No.
                                                                       --------

Part I.    Financial Information:

           Item 1.   Financial Statements

                     Balance Sheets - September 30, 2005 and
                     December 31, 2004                                       2

                     Statements of Operations - Three months ended
                     September 30, 2005 and 2004                             3

                     Statements of Operations - Nine months ended
                     September 30, 2005 and 2004                             4

                     Statements of Cash Flows - Nine months ended
                     September 30, 2005 and 2004                             5

                     Statements of Comprehensive (Loss) Income-
                     Three months ended September 30, 2005 and 2004          6

                     Statements of Comprehensive (Loss) Income-
                     Nine months ended September 30, 2005 and 2004           7

                     Notes to Financial Statements                        8-11

           Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations       12-17

           Item 4.   Controls and Procedures                             17-18


Part II.   Other Information

           Item 1.   Legal Proceedings                                      18

           Item 6.   Exhibits                                               18

           Signatures                                                       19

           Exhibit Index                                                   E-1

    PART I. FINANCIAL INFORMATION
    ITEM I. FINANCIAL STATEMENTS

                                            AMERIPRISE CERTIFICATE COMPANY
                                                    BALANCE SHEETS
                                                     (thousands)

                                                                                 September 30,           December 31,
                                                                                     2005                   2004
                                                                                 -------------           ------------
                                                                                  (Unaudited)
ASSETS
------
Qualified Assets
    Cash and cash equivalents                                                     $   53,803              $   35,212
    Investments in unaffiliated issuers                                            5,996,116               6,078,006
    Equity index options, purchased                                                   75,463                 116,285
    Receivables and other                                                            603,038                  45,861
                                                                                  ----------              ----------
Total qualified assets                                                             6,728,420               6,275,364
                                                                                  ----------              ----------

Other Assets
    Deferred taxes, net                                                               50,865                  34,483
    Due from other affiliates                                                          2,960                   1,939
                                                                                  ----------              ----------
Total other assets                                                                    53,825                  36,422
                                                                                  ----------              ----------

Total assets                                                                      $6,782,245              $6,311,786
                                                                                  ==========              ==========


LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------
Liabilities
    Certificate reserves                                                          $6,391,964              $5,835,243
    Equity index options, written                                                     40,462                  72,819
    Amounts due to brokers                                                             4,663                  25,541
    Due to Ameriprise Financial, Inc. for federal income taxes                             -                  15,269
    Accounts payable and accrued liabilities                                          35,702                  19,845
                                                                                  ----------              ----------
Total liabilities                                                                  6,472,791               5,968,717
                                                                                  ----------              ----------

Shareholder's equity
    Common stock                                                                       1,500                   1,500
    Additional paid-in-capital                                                       323,844                 323,844
    Retained earnings                                                                 25,181                   3,276
    Accumulated other comprehensive (loss) income, net of tax                        (41,071)                 14,449
                                                                                  ----------              ----------
Total shareholder's equity                                                           309,454                 343,069
                                                                                  ----------              ----------

Total liabilities and shareholder's equity                                        $6,782,245              $6,311,786
                                                                                  ==========              ==========


                                         See Notes to Financial Statements

                                       AMERIPRISE CERTIFICATE COMPANY
                                          STATEMENTS OF OPERATIONS
                                                (thousands)
                                                (Unaudited)


                                                                                   Three Months Ended
                                                                                      September 30,
                                                                              -----------------------------
                                                                                2005                 2004
                                                                              --------             --------

Investment income                                                             $ 83,865             $ 55,953
Investment expenses                                                            (12,013)             (18,088)
                                                                              --------             --------
Net investment income before provision for
  certificate reserves and income tax provision                                 71,852               37,865
Net provision for certificate reserves                                         (57,852)             (23,481)
                                                                              --------             --------
Net investment income before income tax provision                               14,000               14,384
Income tax provision                                                            (4,818)              (5,474)
                                                                              --------             --------
Net investment income                                                            9,182                8,910
                                                                              --------             --------

Net realized (loss) gain on investments before income tax
  provision                                                                    (16,023)               2,874
Income tax benefit (provision)                                                   4,674               (1,051)
                                                                              --------             --------
Net realized (loss) gain on investments                                        (11,349)               1,823
                                                                              --------             --------
Net (loss) income                                                             $ (2,167)            $ 10,733
                                                                              ========             ========

                                    See Notes to Financial Statements.


                                       AMERIPRISE CERTIFICATE COMPANY
                                         STATEMENTS OF OPERATIONS
                                                (thousands)
                                                (Unaudited)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                             ------------------------------
                                                                                2005                 2004
                                                                             ---------             --------

Investment income                                                            $ 231,736             $178,296
Investment expenses                                                            (39,002)             (41,990)
                                                                             ---------             --------
Net investment income before provision for
  certificate reserves and income tax provision                                192,734              136,306
Net provision for certificate reserves                                        (143,378)             (84,718)
                                                                             ---------             --------
Net investment income before income tax provision                               49,356               51,588
Income tax provision                                                           (17,105)             (18,314)
                                                                             ---------             --------
Net investment income                                                           32,251               33,274
                                                                             ---------             --------

Net realized (loss) gain on investments before income tax
  provision                                                                    (14,556)               3,868
Income tax benefit (provision)                                                   4,159               (1,399)
                                                                             ---------             --------
Net realized (loss) gain on investments                                        (10,397)               2,469
                                                                             ---------             --------
Net income                                                                   $  21,854             $ 35,743
                                                                             =========             ========

                                    See Notes to Financial Statements.

                                         AMERIPRISE CERTIFICATE COMPANY
                                            STATEMENTS OF CASH FLOWS
                                                   (thousands)
                                                   (Unaudited)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                              ---------------------------------
                                                                                  2005                 2004
                                                                              -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                    $    21,854           $    35,743
Adjustments to reconcile net income
    to net cash provided by operating activities:
       Interest added to certificate loans                                           (339)                 (394)
       Amortization of premiums, accretion of discounts, net                       13,033                14,858
       Deferred taxes, net                                                         13,513                (7,856)
       Net realized loss (gain) on investments before income tax  provision        14,556                (3,868)
       Changes in other operating assets and liabilities:
           Equity index options purchased and written, net                          8,465                10,143
           Deferred distribution fees, net                                              -                 6,453
           Due (from) to Ameriprise Financial, Inc.- federal income taxes         (15,044)               31,613
           Dividends and interest receivable                                       (1,672)               (4,809)
           Other assets and liabilities, net                                       14,263                14,308
                                                                              -----------           -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          68,629                96,191
                                                                              -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Available-for-Sale investments:
       Sales                                                                      704,964                85,652
       Maturities and redemptions                                                 694,417               678,268
       Purchases                                                               (1,454,397)           (1,298,153)
Other investments:
       Sales                                                                       24,477                12,242
       Maturities and redemptions                                                  70,327                94,480
       Purchases                                                                  (71,700)              (97,764)
Certificate loans:
       Payments                                                                     1,076                 1,432
       Fundings                                                                      (888)               (1,219)
Changes in amounts due to and from brokers, net                                  (576,373)               34,194
                                                                              -----------           -----------
NET CASH USED IN INVESTING ACTIVITIES                                            (608,097)             (490,868)
                                                                              -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
       Payments from certificate owners                                         2,706,047             2,120,192
       Net provision for certificate reserves                                     143,378                84,718
       Certificate maturities and cash surrenders                              (2,291,366)           (1,680,204)
       Return of capital to Ameriprise Financial, Inc.                                  -               (20,000)
                                                                              -----------           -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         558,059               504,706
                                                                              -----------           -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          18,591               110,029

Cash and cash equivalents beginning of period                                      35,212                25,099
                                                                              -----------           -----------

CASH AND CASH EQUIVALENTS END OF PERIOD                                       $    53,803           $   135,128
                                                                              ===========           ===========


                                       See Notes to Financial Statements.

                                         AMERIPRISE CERTIFICATE COMPANY
                                    STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                                                    (thousands)
                                                    (Unaudited)

                                                                                         Three Months Ended
                                                                                            September 30,
                                                                                    -----------------------------
                                                                                      2005                 2004
                                                                                    --------             --------

Net (loss) income                                                                   $ (2,167)            $ 10,733
                                                                                    --------             --------

OTHER COMPREHENSIVE LOSS
  Unrealized (losses) gains on Available-for-Sale securities:
    Unrealized holding (losses) gains arising during period                          (69,135)              62,851
    Income tax benefit (expense)                                                      24,197              (21,999)
                                                                                    --------             --------
      Net unrealized holding (losses) gains arising during period                    (44,938)              40,852
                                                                                    --------             --------

    Reclassification adjustment for (losses) gains included in net (loss)
     income                                                                           16,027               (2,204)
    Income tax (benefit) expense                                                      (5,609)                 771
                                                                                    --------             --------
      Net reclassification adjustment for losses (gains) included in
       net (loss) income                                                              10,418               (1,433)
                                                                                    --------             --------
  Net unrealized (losses) gains on Available-for-Sale securities                     (34,520)              39,419
                                                                                    --------             --------

  Unrealized gains on interest rate swaps:
    Unrealized holding gains (losses) arising during the period                          248                 (209)
    Income tax (expense) benefit                                                         (87)                  74
                                                                                    --------             --------
      Net unrealized holding gains (losses) arising during period                        161                 (135)
                                                                                    --------             --------

    Reclassification adjustment for (gains) losses included in net (loss)
     income                                                                             (248)               1,270
    Income tax expense (benefit)                                                          87                 (445)
                                                                                    --------             --------
      Net reclassification adjustment for (gains) losses included in net
       (loss) income                                                                    (161)                 825
                                                                                    --------             --------
  Net unrealized gains on interest rate swaps                                              -                  690
                                                                                    --------             --------

NET OTHER COMPREHENSIVE (LOSS) INCOME                                                (34,520)              40,109
                                                                                    --------             --------

TOTAL COMPREHENSIVE (LOSS) INCOME                                                   $(36,687)            $ 50,842
                                                                                    ========             ========

                                        See Notes to Financial Statements.

                                         AMERIPRISE CERTIFICATE COMPANY
                                    STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                                                  (thousands)
                                                  (Unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                    -----------------------------
                                                                                      2005                 2004
                                                                                    --------             --------

Net income                                                                          $ 21,854             $ 35,743
                                                                                    --------             --------

OTHER COMPREHENSIVE LOSS
    Unrealized losses on Available-for-Sale securities:
       Unrealized holding losses arising during period                              (100,601)             (27,226)
       Income tax benefit                                                             35,210                9,529
                                                                                    --------             --------
           Net unrealized holding losses arising during period                       (65,391)             (17,697)
                                                                                    --------             --------


       Reclassification adjustment for losses (gains) included in net income          15,576               (3,620)
       Income tax (benefit) expense                                                   (5,451)               1,267
                                                                                    --------             --------
           Net reclassification adjustment for losses (gains) included in net
            income                                                                    10,125               (2,353)
                                                                                    --------             --------
    Net unrealized losses on Available-for-Sale securities                           (55,266)             (20,050)
                                                                                    --------             --------

    Unrealized (losses) gains on interest rate swaps:
       Unrealized holding (losses) gains arising during the period                      (267)                 318
       Income tax benefit (expense)                                                       94                 (110)
                                                                                    --------             --------
           Net unrealized holding (losses) gains arising during period                  (173)                 208
                                                                                    --------             --------


       Reclassification adjustment for (gains) losses included in net income            (124)               4,487
       Income tax expense (benefit)                                                       43               (1,571)
                                                                                    --------             --------
           Net reclassification adjustment for (gains) losses included in net
            income                                                                       (81)               2,916
                                                                                    --------             --------
    Net unrealized (losses) gains on interest rate swaps                                (254)               3,124
                                                                                    --------             --------

NET OTHER COMPREHENSIVE LOSS                                                         (55,520)             (16,926)
                                                                                    --------             --------

TOTAL COMPREHENSIVE (LOSS) INCOME                                                   $(33,666)            $ 18,817
                                                                                    ========             ========

                                       See Notes to Financial Statements.

                       AMERIPRISE CERTIFICATE COMPANY
                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying Financial Statements should be read in conjunction with the financial statements in the Annual Report on Form 10-K of Ameriprise Certificate Company (ACC or the Company) for the year ended December 31, 2004. Certain reclassifications of prior period amounts have been made to conform to the current presentation.

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

Separation of Ameriprise Financial, Inc.
----------------------------------------

ACC is a wholly owned subsidiary of Ameriprise Financial, Inc. (Ameriprise Financial). Prior to August 1, 2005, Ameriprise Financial was known as American Express Financial Corporation. Ameriprise Financial changed its name on August 1, 2005 as a consequence of the plans announced by American Express on February 1, 2005, to pursue a spin off of the businesses now being operated as part of Ameriprise Financial. The separation from American Express was completed on September 30, 2005. After the separation from American Express, Ameriprise Financial and its subsidiaries are no longer affiliated with American Express. Ameriprise Financial and American Express are independent companies, with separate public ownership, boards of directors and management.

In connection with the separation, Ameriprise Financial has incurred and will be incurring separation and distribution-related expenses in order to become a separate company. Separation costs generally consist of financial advisor and employee retention program costs, information technology costs, re-branding costs and certain consulting expenses related to the separation and distribution of Ameriprise Financial. Based on the terms of the distribution and investment advisory and services agreements set in place between ACC and its affiliates, no separation costs will be allocated to ACC. If separation costs were allocated to ACC the amounts may or may not be significant to the Company.

During the quarter, ACC notified American Express Bank Limited (AEB), a subsidiary of American Express Company, of its decision to execute an orderly wind-down of the business marketed through AEB and AEB International through modifications to the marketing or selling agreements effective October 1, 2005. The amount of certificate reserves associated with this business was approximately $1.4 billion as of September 30, 2005.

RECENTLY ISSUED ACCOUNTING STANDARDS

On November 3, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." FSP FAS 115-1 and FAS 124-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other-

                       AMERIPRISE CERTIFICATE COMPANY
                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

than-temporary and the measurement of loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 and FAS 124-1 are effective for reporting periods beginning after December 15, 2005. The Company is currently evaluating the impact of FSP FAS 115-1 and FAS 124-1 on the Company's results of operations and financial position.

2. INVESTMENTS IN UNAFFILIATED ISSUERS

Investments in unaffiliated issuers at September 30, 2005 and December 31, 2004 were:

                                                                        September 30,     December 31,
                                                                            2005              2004
                                                                        -------------     ------------
(Thousands)
Available-for-Sale securities, at fair value
  (amortized cost: 2005, $5,608,344; 2004, $5,581,950)                   $5,545,159        $5,603,789
First mortgage loans on real estate and other loans, at cost
  (fair value: 2005, $453,130; 2004, $482,544)                              439,139           461,211
Certificate loans - secured by certificate reserves, at cost,
  which approximates fair value                                              11,818            13,006
                                                                         ----------        ----------
  Total                                                                  $5,996,116        $6,078,006
                                                                         ==========        ==========

                       AMERIPRISE CERTIFICATE COMPANY
                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

Gross realized gains and losses on sales and losses recognized for other-than-temporary impairments of securities classified as Available-for-Sale, using the specific identification method, were as follows for the three and nine months ended September 30, 2005 and 2004:

                                                                              Three Months Ended
                                                                                 September 30,
                                                                       ---------------------------------
                                                                         2005                     2004
                                                                       --------                  -------
(Thousands)
Gross realized gains on sales                                          $    468                  $ 2,373
Gross realized losses on sales                                         $(16,496)                 $  (168)


                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                       ---------------------------------
                                                                         2005                     2004
                                                                       --------                  -------
(Thousands)
Gross realized gains on sales                                          $  1,539                  $ 4,874
Gross realized losses on sales                                         $(17,103)                 $(1,054)
Realized losses recognized for other-than-temporary impairments        $    (13)                 $  (200)


3.  TAXES AND CERTIFICATE MATURITIES AND SURRENDERS THROUGH LOAN REDUCTIONS

Net cash paid for income taxes during the nine months ended September 30, 2005 was $14.1 million. Net cash received for income taxes during the nine months ended September 30, 2004 was $22.9 million. Certificate maturities and surrenders through loan reductions during the nine months ended September 30, 2005 and 2004 were $1.3 million and $2.1 million, respectively.

The change in the effective tax rate for the three and nine months ended September 30, 2005 and 2004, respectively, is primarily a result of decreased levels of dividend received deductions in 2005, resulting in lower levels of qualifying dividend income.

                       AMERIPRISE CERTIFICATE COMPANY
                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

4.  COMMITMENTS AND CONTINGENCIES

Commitments to fund first mortgage loans on real estate at September 30, 2005 and December 31, 2004 were $12.8 million and $2.5 million, respectively. ACC holds the mortgage document, which gives it the right to take possession of the property if the borrower fails to perform according to the terms of the agreements. ACC employs policies and procedures designed to ensure the creditworthiness of the borrowers and that funds will be available on the funding date. ACC's investments in first mortgage loans on real estate are restricted to 80 percent or less of the market value of the real estate at the time of the loan funding.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Ameriprise Certificate Company (ACC or the Company) is registered as an investment company under the Investment Company Act of 1940 ("the 1940 Act") and is in the business of issuing face-amount investment certificates. Face-amount investment certificates issued by ACC entitle the certificate owner to receive at maturity a stated amount of money and interest or credits declared from time to time by ACC, at its discretion. The certificates issued by ACC are not insured by any government agency. ACC's certificates are sold primarily by Ameriprise Financial Services, Inc.
(AFSI), an affiliate of ACC, and American Express Bank Ltd. AFSI is registered as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico. Effective October 1, 2005, the Investment Advisory and Services Agreement between ACC and Ameriprise Financial, Inc. formerly American Express Financial Corporation, was transferred from Ameriprise Financial to its affiliate, RiverSource Investments, LLC.

The following discussion may contain forward-looking statements that reflect the Company's plans, estimates and beliefs. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below under "Forward-Looking Statements."

ACC is a wholly owned subsidiary of Ameriprise Financial, Inc. (Ameriprise Financial). Prior to August 1, 2005, Ameriprise Financial was known as American Express Financial Corporation. Ameriprise Financial changed its name on August 1, 2005 as a consequence of the plans announced by American Express on February 1, 2005, to pursue a spin off of the businesses now being operated under the Ameriprise Financial name. The separation from American Express was completed on September 30, 2005. After the separation from American Express, Ameriprise Financial and its subsidiaries are no longer affiliated with American Express. Ameriprise Financial and American Express are independent companies, with separate public ownership, boards of directors and management.

In connection with the separation, Ameriprise Financial has incurred and will be incurring separation and distribution-related expenses in order to become a separate company. Separation costs generally consist of financial advisor and employee retention program costs, information technology costs, re-branding costs and certain consulting expenses related to the separation and distribution of Ameriprise Financial. Based on the terms of the distribution and investment advisory and services agreements set in place between ACC and its affiliates, no separation costs will be allocated to ACC. If separation costs were allocated to ACC the amounts may or may not be significant to the Company.

During the quarter, ACC notified American Express Bank (AEB), a subsidiary of American Express Company, of its decision to execute an orderly wind-down of the business marketed through AEB and AEB International through modifications to the marketing or selling agreements effective October 1, 2005. The amount of certificate reserves associated with this business was approximately $1.4 billion as of September 30, 2005.

ACC follows United States generally accepted accounting principles (GAAP). Certain reclassifications of prior period amounts have been made to conform to the current presentation.

Management's narrative analysis of the results of operations is presented in lieu of management's discussion and analysis of financial condition and results of operations, pursuant to General Instructions H(2)(a) of Form 10-Q.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

In 2005, net investment income before provision for certificate reserves and income tax provision increased $34.0 million, or 89.8 percent, resulting from higher levels of invested assets primarily due to marketing promotions for the Flexible Savings 7 and 11 month certificates which ended during the first quarter of 2005, an increase in the value of options used to economically hedge outstanding Stock Market certificate reserves due to an increase in the S&P 500 during the quarter ended September 30, 2005, versus a slight depreciation during the same period one year ago, and an overall decrease in investment expenses related to the write-off of previously deferred distribution fees during the third quarter of 2004.

In 2005, provision for certificate reserves increased $34.4 million, or
146.4 percent, due to the increase in volumes, higher average reserves, higher interest crediting rates and an increase in stock market certificate reserves, due to appreciation in the S&P 500 this year versus slight depreciation in the same period one year ago.

For the three months ended September 30, 2005, $0.5 million of total investment gains were more than offset by $16.5 million of investment losses. Included in these total investment gains and losses are $0.5 million of gross realized gains and $16.5 million of gross realized losses from sales of securities classified as Available-for-Sale. Losses generated on sales of available-for-sale securities for the three months ended September 30, 2005 are primarily attributed to the expected run-off of certificates sold by the Company through American Express Bank Limited, a subsidiary of American Express. These losses are the primary driver of the net loss position for the three months ended September 30, 2005.

For the three months ended September 30, 2004, $4.9 million of total investment gains were partially offset by $2.0 million of investment losses. Included in these total investment gains and losses are $2.4 million of gross realized gains and $0.2 million of gross realized losses from sales of securities classified as Available-for-Sale.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

In 2005, net investment income before provision for certificate reserves and income tax provision increased $56.4 million, or 41.4 percent, reflecting higher levels of invested assets resulting from marketing promotions for the Flexible Savings 7 and 11 month certificates which ended during the first quarter of 2005 and an increase in the value of options used to economically hedge outstanding Stock Market certificate reserves.

In 2005, provision for certificate reserves increased $58.7 million, or
69.2 percent, due to higher average reserves and higher interest crediting rates and an increase in Stock Market certificate reserves due to the impact of greater appreciation in the S&P 500 this year versus the prior year. Certificate reserves increased as a result of marketing promotions for certificates noted above, which ended during the first quarter of 2005.

For the nine months ended September 30, 2005, $2.6 million of total investment gains from sales were more than offset by $17.1 million of investment losses. Included in these total investment gains and losses were $1.5 million of gross realized gains and $17.1 million of gross realized losses from sales of securities classified as Available-for-Sale. Losses generated on sales of available-for-sale securities for the nine months ended September 30, 2005 are primarily attributed to the expected run-off of certificates sold by the Company through American Express Bank Limited, a subsidiary of American Express.

For the nine months ended September 30, 2004, $7.5 million of total investment gains were partially offset by $3.6 million of investment losses. Included in these total investment gains and losses were $4.9 million of gross realized gains and $1.1 million of gross realized losses from sales of securities, as well as $0.2 million of other-than-impairment losses on investments classified as Available-for-Sale.

The increase in the effective tax rate from 35.5% to 37.2% for the nine months ended September 30, 2005 and 2004, respectively, is a result of decreased levels of dividend received deductions resulting in lower levels of qualifying dividend income.

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

Cash received from sales of certificates totaled $2.7 billion and $2.1 billion for the nine months ended September 30, 2005 and 2004, respectively. Certificate maturities and cash surrenders totaled $2.3 billion and $1.7 billion for the nine months ended September 30, 2005 and 2004, respectively.

ACC, as an issuer of face-amount certificates, is impacted by significant changes in interest rates as interest crediting rates on certificate products generally reset at shorter intervals than the change in the yield on ACC's investment portfolio. The specified maturities of most of ACC's certificate products range from ten to twenty years. Within that maturity period, most certificates have interest crediting rate terms ranging from one to thirty-six months. Interest crediting rates are subject to change and certificate product owners can surrender their certificates without penalty at term end. As of September 30, 2005, ACC has investment certificate obligations totaling $6.4 billion of which $3.0 billion have terms ending in 2005, $2.9 billion have terms ending in 2006 and $0.5 billion have terms ending in 2007 and 2008. Contract holders have the right to redeem the investment certificates earlier and at their discretion subject to a surrender charge. Redemptions are most likely to occur in periods of dramatic increases in interest rates. ACC has investments in mortgage and asset-backed securities, and to a lesser extent, intermediate term corporate debt securities. ACC may enter into interest rate swap contracts that effectively lengthen the rate reset interval on certificate products. As a result of interest rate fluctuations, the amount of interest paid on hedged liabilities will positively or negatively impact reported earnings. Income or loss on the derivative instruments that are linked to the hedged liabilities will generally partially offset the effect of this impact. The Company views this strategy as a prudent management of interest rate sensitivity, such that earnings are not exposed to undue risk presented by changes in interest rates. Also, on three series of ACC's certificates, interest is credited to certificate products based upon the relative change in a major stock market index between the beginning and end of the certificates' terms. To meet the obligations related to the provisions of these equity market sensitive certificates, ACC purchases and writes index call options on a major stock market index and, from time to time, enters into futures contracts.

Funding Strategy
Investments include $314.8 million, $335.3 million and $233.5 million of fixed maturity investments which were below investment grade securities (excluding net unrealized appreciation and depreciation) at September 30, 2005, December 31, 2004 and September 30, 2004, respectively. These investments represent 5.2 percent, 5.6 percent and 4.3 percent of ACC's investment portfolio at September 30, 2005, December 31, 2004 and September 30, 2004, respectively. These investments may be subject to a higher degree of risk than the investment grade issues because of the borrower's generally greater sensitivity to adverse economic conditions, such as recession or increasing interest rates, and in certain instances, the lack of an active secondary market. Expected returns on below investment grade securities reflect consideration of such factors. ACC has identified certain investments for which a decline in fair value has been determined to be other than temporary, and has written such securities down to fair value with a charge to net income.

Generally, investment securities are carried at fair value on the balance sheet with unrealized (losses) gains recorded in accumulated other comprehensive (loss) income within equity, net of income tax (benefits) provisions. For the nine months ended September 30, 2005 and 2004, ACC experienced net unrealized losses on Available-for-Sale securities of $(65.4) million and $(17.7) million, as reflected in the Statements of Comprehensive (Loss) Income. As part of its ongoing monitoring process, management has determined that the net unrealized losses that arose during 2005 are primarily attributable to changes in interest rates. Additionally, ACC has the ability and intent to hold these securities for a time sufficient to recover its amortized cost and has, therefore, concluded that none of these securities are other-than-temporarily impaired at September 30, 2005.

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

In accordance with an informal agreement established with the Commissioner of Commerce for the State of Minnesota, ACC has agreed to maintain a minimum Capital-to-Assets Ratio of 5.0 percent. The ratio of shareholder's equity, excluding accumulated other comprehensive income (loss) net of tax, to total assets less certificate loans and net unrealized gains (losses) on securities classified as Available-for-Sale (the Capital-to-Assets Ratio) at September 30, 2005 and December 31, 2004, was 5.1 percent and 5.2 percent, respectively. In addition, ACC is required to maintain cash and "qualified investments" meeting the standards of Section 28(b) of the 1940 Act, as modified by an order of the SEC. The amortized cost of such investments must be at least equal to ACC's net liabilities on all outstanding face-amount certificates plus $250,000. As a condition to its reliance on the SEC order, ACC has agreed to maintain an amount of unappropriated retained earnings and capital equal to at least 5.0 percent of net certificate reserves. As of September 30, 2005 and December 31, 2004 this ratio was 5.4 percent and 5.6 percent, respectively.

OTHER REPORTING MATTERS

ACCOUNTING DEVELOPMENTS

See "Recently Issued Accounting Standards" section of Note 1 to Financial Statements.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) designed to provide reasonable assurance that the information required to be reported in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to the regulations of the Securities and Exchange Commission, including controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure. It should be noted that, because of inherent limitations, the Company's disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2005.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

American Express has historically provided a variety of corporate and other support services for the Company, including information technology, treasury, accounting, financial reporting, tax administration, human resources, marketing, legal, procurement and other services. American
Express will continue to provide the Company with many of these services pursuant to a transition services agreement for transition period of up to two years following the separation and distribution. The Company is now relying upon American Express as a third party to perform these services, many of which may impact our financial reporting processes. During this transition there have been some changes in personnel and in relative responsibility for oversight of the processes. We consider this a material change in the Company's internal controls over financial reporting.

Other than the changes mentioned above, no other changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements, which are subject to risks and uncertainties. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "may," "should," "could," "would," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. ACC undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: ACC's ability to successfully implement a business model that allows for significant net income growth based on revenue contraction or on revenue growth that is lower than historical levels, including the ability to improve its operating expense to revenue ratio both in the short-term and over time, which will depend in part on the effectiveness of reengineering and other cost control initiatives, as well as factors impacting ACC's revenues; ACC's ability to grow its business, over time, which will depend on ACC's ability to manage its capital needs and the effect of business mix; the ability to increase investment spending, which will depend in part on the equity markets and other factors affecting revenues, and the ability to capitalize on such investments to improve business metrics; the accuracy of certain critical accounting estimates, including the fair value of the assets in ACC's investment portfolio (including those investments that are not readily marketable), fluctuation in the equity and fixed income markets, which can affect the amount and types of certificate products sold by ACC, potential deterioration in ACC's high-yield and other investments, which could result in further losses in ACC's investment portfolio; the ability of ACC to sell certain high-yield investments at expected values and within anticipated timeframes and to maintain its high-yield portfolio at certain levels in the future; and spreads in the certificate businesses; credit trends and the rate of bankruptcies, which can affect returns on ACC's investment portfolios; fluctuations in foreign currency exchange rates, which could affect commercial activities, among other businesses, or restrictions on convertibility of certain currencies; changes in laws or government regulations, including tax laws affecting ACC's businesses or that may affect the sales of the products and services that it offers, and regulatory activity in the areas of customer privacy, consumer protection, business continuity and data protection; the adoption of recently issued accounting rules related to the consolidation of variable interest entities, including those involving collateralized debt obligations and secured loan trusts, that ACC invests in, which could affect both ACC's balance sheet and results of operations; and outcomes and costs associated with litigation and compliance and regulatory matters. A further description of these and other risks and uncertainties can be found in ACC's other reports filed with the SEC.

PART II. OTHER INFORMATION

AMERIPRISE CERTIFICATE COMPANY

ITEM 1. LEGAL PROCEEDINGS

ACC is a party to litigation and arbitration proceedings in the ordinary course of business. The outcome of any litigation cannot be predicted with any certainty. However, in the aggregate, ACC does not consider any lawsuits in which it is named as a defendant to have a material impact on ACC's financial position or operating results.

ITEM 6. EXHIBITS

See Exhibit Index on pages E-1 hereof.

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


                                    AMERIPRISE CERTIFICATE COMPANY
                                    ------------------------------
                                             (Registrant)




Date: November 14, 2005                 By /s/ Paula R. Meyer
                                           -----------------------------------
                                           Paula R. Meyer
                                           President and Chief Executive Officer


Date: November 14, 2005                 By /s/ Brian J. McGrane
                                           -----------------------------------
                                           Brian J. McGrane
                                           Vice President and Chief Financial
                                           Officer

                                EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit                          Description
-------                          -----------

10(s) Amended Investment Advisory and Services Agreement between Registrant and Ameriprise Financial, Inc. dated August 16, 2005 is filed electronically herewith as Exhibit 10(s).

10(t) Investment Management Services Transfer Agreement between Ameriprise Financial, Inc. and RiverSource Investments, LLC, dated September 29, 2005 is filed electronically herewith as Exhibit 10(t).

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