Form 10-K
period 2005-12-31
AMERIPRISE CERTIFICATE CO
filed 2006-03-10
CIK 52428

==============================================================================
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                         --------------------------

                                  FORM 10-K

                         --------------------------


 |X| ANNUAL REPORT PURSUANT TO SECTION 30 OF THE INVESTMENT COMPANY ACT OF
                     1940 AND SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation of organization)                      Identification No.)

      52 AMERIPRISE FINANCIAL CENTER
          MINNEAPOLIS, MINNESOTA                                55474
 (Address of principal executive offices)                     (Zip Code)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (612) 671-3131
      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [Not applicable]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                  Class                         Outstanding at March 10, 2006
--------------------------------------          -----------------------------
Common Stock (par value $10 per share)                  150,000 shares


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I (1)
(a) and (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

==============================================================================

                                           TABLE OF CONTENTS

FORM 10-K
ITEM NUMBER

PART I                                                                                             PAGE
  1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

 1A.   Risk Factors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7

 1B.   Unresolved Staff Comments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

  2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

  3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

  4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . .   11

PART II
  5.   Market for the Registrant's Common Stock and Related Stockholder Matters . . . . . . . . .   12

  6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

  7.   Management's Discussion and Analysis of Financial Condition and Results of Operation . . .   13

 7A.   Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . . . . . . .   17

  8.   Financial Statements and Supplementary Data. . . . . . . . . . . . . . . . . . . . . . . .   17

  9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . .   17

 9A.   Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17

 9B.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18

 10.   Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . .   18

 11.   Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18

 12.   Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . .   18

 13.   Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . .   18

PART III
 14.   Principal Accountant Fees and Services . . . . . . . . . . . . . . . . . . . . . . . . . .   19


PART IV
 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . . . . . . . . . . .   20

       Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21

       Index to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-1

       Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   E-1

                                   PART I
                                   ------

ITEM 1.  BUSINESS

Ameriprise Certificate Company (ACC or the Company) is incorporated under the laws of Delaware. ACC's principal executive offices are located at 52 Ameriprise Financial Center, Minneapolis, Minnesota 55474, and its telephone number is (612) 671-3131. Ameriprise Financial, Inc. (Ameriprise Financial), a Delaware corporation located at 55 Ameriprise Financial Center, Minneapolis, Minnesota 55474, owns 100% of the outstanding voting securities of ACC.

Prior to August 1, 2005, Ameriprise Financial was known as American Express Financial Corporation and Ameriprise Certificate Company was known as American Express Certificate Company. Ameriprise Financial and Ameriprise Certificate Company changed their names on August 1, 2005 as a consequence of the plans announced by American Express Company (American Express) on February 1, 2005, to pursue a spin off of the businesses now being operated as part of Ameriprise Financial (the Separation). The Separation was completed on September 30, 2005. As a result of the Separation, Ameriprise Financial and its subsidiaries are no longer affiliated with American Express. Ameriprise Financial and American Express are independent companies, with separate public ownership, boards of directors and management.

In connection with the Separation, Ameriprise Financial has incurred and will be incurring separation and distribution-related expenses in order to become a separate company. Based on the terms of the distribution and investment advisory and services agreements set in place between ACC and its affiliates, no separation costs will be borne by ACC.

ACC is registered as an investment company under the Investment Company Act of 1940 (the 1940 Act) and is in the business of issuing face-amount investment certificates. Face-amount certificates issued by ACC entitle the certificate owner to receive at maturity a stated amount of money and interest or credits declared from time to time by ACC, at its discretion. The certificates issued by ACC are not insured by any government agency. ACC's certificates are sold primarily by Ameriprise Financial Services, Inc.
(AMPF) an affiliate of ACC. AMPF is registered as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico.

During the third quarter 2005, ACC agreed with American Express Bank Limited
(AEB), a subsidiary of American Express, to execute an orderly wind-down of the certificate business marketed through AEB and American Express Bank International (AEBI(1)). This agreement was effected through amendments to the existing contracts with AEB and AEBI. Under these amendments, as of October 1, 2005 AEB and AEBI no longer market or offer ACC certificate products; however compensation, at reduced rates, will continue to be paid to AEB and AEBI under the agreements until the earlier of the date upon which the business sold or marketed previously by AEB and AEBI no longer remains in effect or termination of the agreements. The amount of certificate reserves associated with this business was approximately $0.7 billion and $1.6 billion as of December 31, 2005 and 2004, respectively.

As of the date of this report, ACC offers the following five different certificate products to the public:

     1.   Ameriprise Cash Reserve Certificate
          o Single payment certificate that permits additional investments and ACC guarantees interest rates in advance for a three-month term on these certificates.
          o    Currently sold without a sales charge.
          o Available as qualified investments for IRAs, 401(k) plans, and other qualified retirement plans.
          o    Distributed pursuant to a Distribution Agreement with AMPF.
          o Current policy is to re-evaluate the certificate product interest crediting rates weekly to respond to marketplace changes.

          o ACC refers to an independent index or source to set the rates for new sales and must set the rates for an initial purchase of the certificate within a specified range of the rate from such index or source and for renewals, ACC uses such rates as an indication of the competitors' rates, but is not required to set rates within a specified range.
          o Published rates of the U.S. ninety-day Treasury bill are used as a guide in setting rates.
          o Competes with popular short-term investment vehicles such as certificates of deposit, money market certificates, and money market mutual funds that offer comparable yields, liquidity and safety of principal.

     2.   Ameriprise Flexible Savings Certificate
          o Single payment certificate that permits a limited amount of additional payments and on which ACC guarantees interest rates in advance for a term of six, twelve, eighteen, twenty-four, thirty or thirty-six months, and potentially other terms, at the certificate product owner's option.
          o    Currently sold without a sales charge.
          o    Currently bears surrender charges for premature surrenders.
          o Available as qualified investments for IRAs, 401(k) plans, and other qualified retirement plans.
          o    Distributed pursuant to a Distribution Agreement with AMPF.
          o Current policy is to re-evaluate the certificate product interest crediting rates weekly to respond to marketplace changes.
          o ACC refers to an independent index or source to set the rates for new sales and must set the rates for an initial purchase of the certificate within a specified range of the rate from such index or source and for renewals, ACC uses such rates as an indication of the competitors' rates, but is not required to set rates within a specified range.
          o Published rates of the BANK RATE MONITOR(R) Top 25 Market Average (the BRM Average) for various length bank certificates of deposit are used as the guide in setting rates. BANK RATE Monitor and Top 25 Market Average are marks owned by BANKRATE.COM(SM), publication of Bankrate, Inc., N. Palm Beach, FL 33408.
          o Competes with popular short-term investment vehicles such as certificates of deposit, money market certificates, and money market mutual funds that offer comparable yields, liquidity and safety of principal.

     3.   Ameriprise Installment Certificate
          o Installment payment certificate that declares interest rates in advance for a three-month period and offers bonuses for up to four certificate years for regular investments.
          o    Currently sold without a sales charge.
          o    Currently bears surrender charges for premature surrenders.
          o Available as qualified investments for IRAs, 401(k) plans, and other qualified retirement plans.
          o    Distributed pursuant to a Distribution Agreement with AMPF.
          o Current policy is to re-evaluate the certificate product interest crediting rates weekly to respond to marketplace changes.
          o ACC refers to an independent index or source to set the rates for new sales and must set the rates for an initial purchase of the certificate within a specified range of the rate from such index or source and for renewals, ACC uses such rates as an indication of the competitors' rates, but is not required to set rates within a specified range.
          o Average interest rate for money market deposit accounts, as published by the BRM Average(R), is used as a guide in setting rates.
          o Intended to help clients save systematically and may compete with passbook savings and NOW accounts.

     4.   Ameriprise Stock Market Certificate
          o Single payment certificate that offers the certificate product owner the opportunity to have all or part of the certificate product returns tied to fifty-two week stock market performance, up to a maximum return, as measured by a broad stock market index, with return of principal guaranteed by ACC and the owner can also choose to earn a fixed rate of interest after the first term.
          o    Currently sold without a sales charge.
          o    Currently bears surrender charges for premature surrenders.
          o Available as qualified investments for IRAs, 401(k) plans, and other qualified retirement plans.
          o    Distributed pursuant to a Distribution Agreement with AMPF.
          o AMPF has a Selling Agent Agreement with AEBI, a direct subsidiary of AEB.
          o AMPF has a Selling Agent Agreement effective March 10, 1999 with Securities America Inc., an affiliate of ACC.
          o Current policy is to re-evaluate the certificate product interest crediting rates weekly and maximum return rates at least monthly to respond to marketplace changes.
          o Certain banks offer certificates of deposit that have features similar to this certificate.
          o The rate of interest is calculated in whole or in part based on any upward movement in a broad-based stock market index up to a maximum return, where the maximum is a fixed rate for a given term, but can be changed at ACC's discretion for prospective terms.

     5.   Ameriprise Market Strategy Certificate
          o Single payment certificate, with a flexible yield, that pays interest at a fixed rate or that offers the certificate product owner the opportunity to have all or part of the certificate product returns tied to fifty-two week stock market performance, up to a maximum return, as measured by a broad stock market index, for a series of fifty-two week terms starting every month or at intervals the certificate product owner selects.
          o    Currently sold without a sales charge.
          o    Currently bears surrender charges for premature surrenders.
          o Available as qualified investments for IRAs, 401(k) plans, and other qualified retirement plans.
          o    Distributed pursuant to a Distribution Agreement with AMPF.
          o Current policy is to re-evaluate the certificate product interest crediting rates weekly and maximum return rates at least monthly to respond to marketplace changes.
          o Certain banks offer certificates of deposit that have features similar to this certificate.
          o The rate of interest is calculated in whole or in part based on any upward movement in a broad-based stock market index up to a maximum return, where the maximum is a fixed rate for a given term, but can be changed at ACC's discretion for prospective terms.

(1) AEBI is a direct subsidiary of AEB and is an Edge Act corporation organized under the provisions of Section 25(a) of the Federal Reserve Act.

The specified maturities of most of ACC's certificate products range from ten to twenty years. Within that maturity period, most certificates have interest crediting rate terms ranging from three to thirty-six months. Interest crediting rates are subject to change and certificate product owners can surrender their certificates without penalty at term end. Currently offered Ameriprise Certificates (listed above), as well as certain certificates previously issued by ACC (not listed above), contain renewal features which enable certificate owners to renew their certificate term until certificate maturity. Accordingly, certificate products that are currently outstanding in their renewal periods or are exercised for renewal in the future are, and continue to be, liabilities of ACC until their withdrawals or maturity whether or not such certificates are available for new sales.

To ACC's knowledge, ACC is the largest issuer of face-amount certificates in the United States. However, such certificates compete with many other products (including investments) offered by banks, savings and loan associations, mutual funds, broker-dealers and others, which may be viewed by potential clients as offering a comparable or superior combination of safety and return on investment. In particular, some of ACC's products are designed to be competitive with the types of investment offered by banks and thrifts. Since ACC's face-amount certificates are securities, their offer and sale are subject to regulation under federal and state securities laws. ACC's certificates are backed by ACC's qualified assets on deposit and are not insured by any governmental agency or other entity.

ACC's certificate product payments received and certificate surrenders paid for products for each of the three years ended December 31 were (in millions)(2):

                                                       2005             2004             2003
                                                       ----             ----             ----
SINGLE PAYMENT CERTIFICATES
---------------------------
     NON-QUALIFIED
        Payments through:
          AMPF                                       $2,047.4         $1,650.5         $1,124.2
          AEBI and AEB                               $  655.8         $1,259.4         $1,095.4
        Surrenders through:
          AMPF                                       $1,690.2         $1,022.4         $1,039.2
          AEBI and AEB                               $1,505.9         $  980.0         $  999.6
     QUALIFIED
        Payments through:
          AMPF                                       $  512.1         $  342.3         $  312.4
        Surrenders through:
          AMPF                                       $  352.3         $  268.9         $  292.6
INSTALLMENT PAYMENT CERTIFICATES
--------------------------------
     Through AMPF
     NON-QUALIFIED
       Payments                                      $   27.8         $   32.9         $   38.6
       Surrenders                                    $   34.6         $   41.7         $   47.9
     QUALIFIED
       Payments                                      $    0.6         $    0.5         $    0.6
       Surrenders                                    $    0.3         $    0.4         $    0.7

OTHER CERTIFICATES
------------------
       Payments                                      $      -         $      -         $      -
       Surrenders                                    $    5.3         $    5.8         $    4.9

(2) Table includes information related to certificate products currently sold as well as certificate products that are no longer available for purchase.

ACC's certificates are sold primarily by AMPF. For the years ended December 31, 2005 and 2004, respectively, 20 percent and 39 percent of single payment certificate products payments were through AEBI and AEB. For the year ended December 31, 2005 and 2004, respectively, ACC received 16 percent and 11 percent of payments on single payment certificate products and 2 percent of payments on installment certificate products in both 2005 and 2004 from tax-qualified certificate products for use in IRAs, 401(k) plans, and other qualified retirement plans.

The certificates offered by AMPF are sold pursuant to a distribution agreement which is terminable on sixty days' notice and is subject to annual approval by ACC's Board of Directors, including a majority of the directors who are not "interested persons" of AMPF or ACC as that term is defined in the 1940 Act. The distribution agreement provides for the payment of distribution fees to AMPF for services provided.

For the sale of the previously offered American Express Investors
Certificate and the American Express Stock Market Certificate by AEBI, AMPF has a Selling Agent Agreement with AEBI. For the sale of Ameriprise Stock

Market Certificate, AMPF has a Selling Agent Agreement with Securities America Inc. These agreements are terminable upon sixty days' notice and subject to annual review by directors who are not "interested persons" of AMPF or ACC except that such annual review is not required for selling agent agreements.

ACC has retained RiverSource Investments, LLC, a wholly owned subsidiary of Ameriprise Financial to manage ACC's investment portfolio under an investment management agreement, which is subject to annual review and approval by ACC's Board of Directors, including a majority of the directors who are not "interested persons" of AMPF, RiverSource Investments or ACC. On August 16, 2005 the Board approved the investment management agreement with Ameriprise Financial. Effective October 1, 2005 this agreement was transferred to RiverSource Investments, LLC and on November 7, 2005 the Board reapproved the agreement to run until December 31, 2006.

ACC is required to maintain cash and "qualified assets" meeting the standards of Section 28(b) of the 1940 Act, as modified by an exemptive order of the Securities and Exchange Commission (the SEC). The amortized cost of such investments must be at least equal to ACC's net liabilities on all outstanding face-amount certificates plus $250,000. ACC's qualified assets consist of cash and cash equivalents, first mortgage loans on real estate and other loans, U.S. government and government agency securities, municipal bonds, corporate bonds, preferred stocks and other securities meeting specified standards. So long as ACC wishes to rely on the SEC order, as a condition to the order, ACC has agreed to maintain an amount of unappropriated retained earnings and capital equal to at least 5 percent of certificate reserves (less outstanding certificate loans). To the extent that payment of a dividend would decrease the capital ratio below the required 5 percent, payment of a dividend would be restricted. In determining compliance with this condition, qualified assets are valued in accordance with the provisions of Minnesota Statutes where such provisions are applicable.

ACC has also entered into a written understanding with the State of Minnesota, Department of Commerce, that ACC will maintain capital equal to 5 percent of the assets of ACC (less outstanding certificate loans). To the extent that payment of a dividend would decrease this ratio below the required 5 percent, payment of a dividend would be restricted. When computing its capital for these purposes, ACC values its assets on the basis of statutory accounting for insurance companies rather than U.S. generally accepted accounting principles (GAAP). ACC is subject to annual examination and supervision by the State of Minnesota, Department of Commerce (Banking Division).

ITEM 1A.  RISK FACTORS.

If any of the following risks and uncertainties develop into actual events, these events could have a material adverse effect on ACC's business, financial condition or results of operations. Based on the information currently known to the Company, ACC believes that the following information identifies the most significant risk factors affecting ACC in each of these categories of risk. However, the risks and uncertainties the Company faces are not limited to those described below. Additional risks and uncertainties not presently known to the Company or that ACC currently believe to be immaterial may also adversely affect ACC's business.

                      RISKS RELATING TO ACC'S BUSINESS

ACC'S RESULTS OF OPERATIONS MAY BE MATERIALLY AFFECTED BY MARKET
FLUCTUATIONS AND BY ECONOMIC AND OTHER FACTORS.

ACC's results of operations may be materially affected by market fluctuations, economic and other factors. Results of operations in the past have been, and in the future may continue to be, materially affected by many factors of a global nature, including political, economic and market conditions; the availability and cost of capital; the level and volatility of equity prices, commodity prices and interest rates; currency values and other market indices; technological changes and events; the availability and cost of credit; inflation; and investor sentiment and confidence in the financial markets.

These factors also may have an impact on the Company's ability to achieve its strategic objectives.

ACC's financial condition and results of operations are affected by "spread", or the difference between the returns ACC earns on the investments that support its product obligations and the amounts that the Company must pay certificate holders.

ACC's investment products are sensitive to interest rate fluctuations, and ACC's future costs associated with such variations may differ from its historical costs. During periods of increasing market interest rates, ACC must offer higher crediting rates on existing face-amount certificates. Because returns on invested assets may not increase as quickly as current interest rates, ACC may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing certificates. In addition, increases in market interest rates may cause increased certificate surrenders as certificate holders seek to shift assets to products with perceived higher returns. This process may lead to an earlier than expected flow of cash out of ACC's business. Also, increases in market interest rates may result in the extension of the maturities of some of ACC's investment assets. These earlier outflows and asset maturity extensions may require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on ACC's financial condition and results of operations.

During periods of falling interest rates, ACC's spread may be reduced. Because ACC may adjust the interest rates it credits on most of these products downward only at limited, pre-established intervals, and because some of them have guaranteed minimum crediting rates, ACC's spreads could decrease. Interest rate fluctuations could also have an adverse effect on the results of ACC's investment portfolio. During periods of declining market interest rates, the interest ACC receives on variable interest rate investments decreases. In addition, during those periods, ACC is forced to reinvest the cash it receives as interest or return of principal on its investments in lower-yielding high-grade instruments or in lower-credit instruments to maintain comparable returns. Issuers of fixed income securities also may decide to prepay their obligations in order to borrow at lower market rates. This exacerbates the risk that ACC may have to invest the cash proceeds of these securities in lower-yielding or lower-credit instruments.

For additional information regarding the sensitivity of the fixed income securities in ACC's investment portfolio to interest rate fluctuations, see
Item 7A of this Form 10-K--"Quantitative and Qualitative Disclosures about Market Risks."

DEFAULTS IN ACC'S FIXED INCOME SECURITIES PORTFOLIO WOULD ADVERSELY AFFECT THE COMPANY'S EARNINGS.

Issuers of the fixed income securities that ACC owns may default on principal and interest payments. As of December 31, 2005, 3 percent of ACC's investment portfolio had ratings below investment-grade. Moreover, economic downturns and corporate malfeasance can increase the number of companies, including those with investment-grade ratings, which default on their debt obligations, as occurred in 2001 and 2002.

SOME OF ACC'S INVESTMENTS ARE RELATIVELY ILLIQUID.

ACC invests a portion of its assets in privately placed fixed income securities and mortgage loans. Mortgage loans are relatively illiquid. ACC's investment manager periodically reviews ACC's private placement investments using adopted standards to categorize such investments as liquid or illiquid. As of December 31, 2005, mortgage loans and private placement fixed income securities that have been categorized as illiquid represented approximately 7.5 percent of the carrying value of ACC's investment portfolio. If ACC requires significant amounts of cash on short notice in excess of its normal cash requirements, ACC may have difficulty selling these investments in a timely manner, or be forced to sell them for an amount less than it would otherwise have been able to realize, or both. Any inability to quickly dispose of illiquid investments could have an adverse effect on ACC's financial condition and results of operations.

IF THE COUNTERPARTIES TO THE DERIVATIVE INSTRUMENTS ACC USES TO HEDGE CERTAIN CERTIFICATE LIABILITIES DEFAULT, ACC MAY BE EXPOSED TO RISKS IT HAD SOUGHT TO MITIGATE, WHICH COULD ADVERSELY AFFECT ACC'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ACC uses derivative instruments to hedge certain certificate liabilities. ACC enters into a variety of derivative instruments with a number of counterparties. If ACC's counterparties fail to honor their obligations under the derivative instruments, ACC's hedges of the related liabilities will be ineffective. That failure could have an adverse effect on ACC's financial condition and results of operations that could be material.

IF ACC'S RESERVES FOR FUTURE CERTIFICATE REDEMPTIONS AND MATURITIES ARE INADEQUATE, ACC MAY BE REQUIRED TO INCREASE ITS RESERVE LIABILITIES, WHICH COULD ADVERSELY AFFECT ITS RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Investment certificates may be purchased either with a lump-sum payment or by installment payments. Certificate product owners are entitled to receive, at maturity, a definite sum of money. Payments from certificate owners are credited to investment certificate reserves. Investment certificate reserves accumulate interest at specified percentage rates as declared by ACC. Reserves also are maintained for advance payments made by certificate owners, accrued interest thereon, and for additional credits in excess of minimum guaranteed rates and accrued interest thereon. On certificates allowing for the deduction of a surrender charge, the cash surrender values may be less than accumulated investment certificate reserves prior to maturity dates. Cash surrender values on certificates allowing for no surrender charge are equal to certificate reserves. The payment distribution, reserve accumulation rates, cash surrender values, reserve values and other matters are governed by the 1940 Act.

Certain certificates offer a return based on the relative change in a stock market index. The certificates with an equity-based return contain embedded derivatives, which are carried at fair value within investment certificate reserves on the balance sheets. The fair values of these embedded derivatives incorporate current market data inputs. Changes in fair value are reflected in provision for certificate reserves within the statements of income.

ACC monitors its reserve levels continually. If the Company concluded its reserves were insufficient to cover actual or expected redemptions or maturities, ACC would be required to increase its reserves and incur income statement charges for the period in which it makes the determination. Such a determination could adversely affect ACC's results of operations and financial condition.

ACC'S BUSINESS IS REGULATED, AND CHANGES IN REGULATION MAY REDUCE THE COMPANY'S PROFITABILITY AND LIMIT ITS GROWTH.

ACC operates in a regulated industry. Various regulatory and governmental bodies have the authority to review ACC's products and business practices and to bring regulatory or other legal actions against ACC if, in their view, ACC's practices are improper. Changes in these regulations may lead to increased fees to services providers.

CONFLICTS OF INTEREST ARE INCREASING AND A FAILURE TO APPROPRIATELY DEAL WITH CONFLICTS OF INTEREST COULD ADVERSELY AFFECT ACC'S BUSINESS.

ACC has to address potential conflicts of interest, including those relating to the activities of its affiliated entities. For example, conflicts may arise between ACC's position as a manufacturer of certificate products and the position of an ACC affiliate, AMPF, as the distributor of these products. ACC and its affiliated entities have procedures and controls in place that are designed to address conflicts of interest. Appropriately dealing with conflicts of interest, however, is complex and difficult and the enterprise's reputation could be damaged if it fails, or appears to fail, to deal appropriately with conflicts of interest. In addition, the SEC and other federal and state regulators have increased their scrutiny of potential conflicts of interest. It is possible that potential or perceived conflicts could give rise to litigation or enforcement actions.

It is possible that the regulatory scrutiny of, and litigation in connection with, conflicts of interest could make the enterprise's clients less willing to enter into transactions in which such a conflict may occur, and could adversely affect ACC's business.

FAILURE OF ACC'S SERVICE PROVIDERS TO PERFORM THEIR RESPONSIBILITIES COULD ADVERSELY AFFECT ACC'S BUSINESS.

ACC's business operations, including investment management, transfer agent, custody and distribution services, are performed by affiliated service providers pursuant to formal contracts. The failure of a service provider to fulfill its responsibilities could have an adverse effect on ACC's financial condition and results of operations that could be material.

      RISKS RELATING TO ACC'S SEPARATION FROM AMERICAN EXPRESS

ACC'S PARENT MAY NOT HAVE SUFFICIENT ABILITY TO GENERATE CAPITAL NECESSARY TO MEET ACC'S OPERATING AND REGULATORY CAPITAL REQUIREMENTS.

As stated above in Item 1 - Business, ACC is required to meet certain regulatory capital requirements. At certain times ACC's parent company, Ameriprise Financial, may be requested to provide capital to ACC to enable ACC to meet these regulatory requirements. Ameriprise Financial's ability to satisfy such a request will be dependent on its financial condition at the time of the request. The failure to satisfy such a request could have an adverse effect on ACC's financial condition and results of operations that could be material.

Although American Express made a $1.1 billion capital contribution to Ameriprise Financial to cover, among other things, certain separation costs and the costs to establish new brands, ACC cannot be certain that this capital contribution will be sufficient to cover all of the additional one-time costs of Ameriprise Financial's operating subsidiaries, including ACC. If it is not sufficient, ACC's financial condition could be adversely affected.

AS AMERIPRISE FINANCIAL BUILDS ITS INFORMATION TECHNOLOGY INFRASTRUCTURE AND TRANSITIONS ITS DATA TO ITS OWN SYSTEMS AND THAT OF ITS AFFILIATES, SUCH AS ACC, IT COULD EXPERIENCE TEMPORARY BUSINESS INTERRUPTIONS AND INCUR SUBSTANTIAL ADDITIONAL COSTS. IN ADDITION, ACC RELIES ON AMERICAN EXPRESS FOR DISASTER RECOVERY AND MAY EXPERIENCE DIFFICULTIES IN DEVELOPING ITS OWN DISASTER RECOVERY CAPABILITY.

Ameriprise Financial and hence ACC is in the process of installing and implementing information technology infrastructure to support its business functions, including accounting and reporting, customer service and distribution. ACC anticipates this will involve significant costs. ACC may incur temporary interruptions in business operations if it cannot transition effectively from American Express's existing technology infrastructure (which covers hardware, applications, network, telephony, databases, backup and recovery solutions), as well as the people and processes that support them. ACC may not be successful in implementing its new technology infrastructure and transitioning its data, and ACC may incur substantially higher costs for implementation than currently anticipated. ACC's failure to avoid operational interruptions as it implements the new infrastructure and transitions its data, or its failure to implement the new infrastructure and transition its data successfully, could disrupt its business and have a material adverse effect on its profitability. In addition, technology service failures could have adverse regulatory consequences for ACC's business and make it vulnerable to its competitors.

Ameriprise Financial and hence ACC continues to rely on American Express's disaster recovery capabilities as part of its business continuity processes. ACC will only have the right to use American Express's disaster recovery resources for up to two years after September 30, 2005. ACC will be required to develop and implement its own disaster recovery infrastructure and develop business continuity for its operations, which it anticipates will involve significant costs. ACC may not be successful in developing stand-alone disaster recovery capabilities and business continuity processes, and may incur substantially higher costs for implementation than currently anticipated.

ACC's failure to avoid operational interruptions as it implements new business continuity processes, or its failure to implement the new processes successfully, could disrupt its business and have a material adverse effect on its profitability in the event of a significant business disruption.

ACC'S SEPARATION FROM AMERICAN EXPRESS COULD INCREASE ITS U.S. FEDERAL INCOME TAX COSTS.

Due to the Separation, Ameriprise Financial and other members of the affiliated group, including ACC, will not be able to file a consolidated U.S. federal income tax return with Ameriprise Financial's life insurance subsidiaries for five tax years following September 30, 2005. As a consequence, during this period, net operating and capital losses, credits, and other tax attributes generated by one group will not be available to offset income earned or taxes owed by the other group for U.S. federal income tax purposes. Any benefits relating to taxes arising from being part of the larger American Express Company group may also not be available. As a result of these and other inefficiencies, the aggregate amount of U.S. federal income tax that ACC pays may increase and ACC may in addition not be able to fully realize certain of its deferred tax assets.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

None.

ITEM 3.  LEGAL PROCEEDINGS

ACC may be a party to litigation and arbitration proceedings in the ordinary course of its business. The outcome of any litigation or threatened litigation cannot be predicted with any certainty. However, in the aggregate, ACC does not consider any lawsuits in which it is named as a defendant to have a material impact on ACC's financial position or operating results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item omitted pursuant to General Instructions I (2)(c) of Form 10-K.

                                   PART II
                                   -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

There is no market for ACC's common stock since it is a wholly-owned subsidiary of Ameriprise Financial. Frequency and amount of capital transactions with Ameriprise Financial during the past two years were (in millions):

                                                                                   Receipt of
                                                        Dividends Paid            Capital from
                                                         to Ameriprise             Ameriprise
        For the year ended December 31, 2005:              Financial               Financial

        December 31, 2005                               $          25             $           -
                                                        -------------             -------------
                 Total                                  $          25             $           -
                                                        =============             =============

        For the year ended December 31, 2004:

                                                          Return of                Receipt of
                                                         Capital to               Capital from
                                                         Ameriprise                Ameriprise
                                                          Financial                 Financial

        March 31, 2004                                  $          10             $           -
        June 30, 2004                                              10                         -
        December 31, 2004                                           -                        20
                                                        -------------             -------------
                 Total                                  $          20             $          20
                                                        =============             =============

Restriction on ACC's present or future ability to make return of capital payments or to pay dividends to Ameriprise Financial:

Certain series of installment certificate products outstanding provide that cash dividends may be paid by ACC only in calendar years for which additional credits of at least 1/2 of 1 percent on such series of certificates have been authorized by ACC. This requirement has been met for 2005 and 2004 by ACC's declaration of additional credits in meeting this requirement.

Appropriated retained earnings resulting from the pre-declaration of additional credits to ACC's certificate product owners are not available for the payment of dividends by ACC. In addition, ACC will discontinue issuance of certificates subject to the pre-declaration of additional credits and will make no further pre-declaration as to outstanding certificates if at any time the capital and unappropriated retained earnings of ACC should be less than 5 percent of net certificate reserves (certificate reserves less certificate loans). At December 31, 2005, the capital and unappropriated retained earnings amounted to 5.8 percent of net certificate reserves.

ITEM 6.  SELECTED FINANCIAL DATA

Item omitted pursuant to General Instructions I (2)(a) of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the accompanying audited financial statements and related notes included elsewhere in this report. The following discussion may contain forward-looking statements that reflect ACC's plans, estimates and beliefs. ACC's actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below under the heading "Forward-Looking Statements" and elsewhere in this report, particularly in "Risk Factors."

RESULTS OF OPERATIONS
Ameriprise Certificate Company's net income is derived primarily from the after-tax yield on investments and realized investment gains (losses), less investment expenses and interest credited on certificate reserve liabilities. Changes in net income trends occur largely due to changes in investment returns in ACC's portfolio, from realization of investment gains (losses), and from changes in interest crediting rates to certificate products. ACC follows U.S. generally accepted accounting principles (GAAP).

Net income in 2005 decreased $20.0 million, or 40.2 percent, reflecting realized losses on securities of unaffiliated issuers in 2005 compared to realized gains in 2004. There was also an increased net provision for certificate reserves offset primarily by increased net investment income. Net income in 2004 decreased $3.3 million, or 6.3 percent, reflecting an increase in investment expenses which was mainly due to the write-off of previously deferred distribution fees paid to AMPF.

In 2005, investment income increased $46.9 million, or 17.6 percent, primarily due to higher average volumes and slightly increased rates of return on investments offset by a decrease in net pre-tax gains on equity index options due to the effect of lower appreciation in the S&P 500 on the value of options hedging outstanding stock market certificates. In 2004, investment income increased $1.4 million, or 0.5 percent, reflecting a slight increase in investment income from Available-for-Sale securities offset by a decrease in net pre-tax gains on equity index options due to the effect of lower appreciation in the S&P 500 on the value of options hedging outstanding stock market certificates.

In 2005, net provision for certificate reserves increased $59.3 million or
42.4 percent reflecting higher average volumes and general increases in interest rates driven by the higher short-term interest rate environment. In 2004, provision for certificate reserves decreased $1.5 million or 1.1 percent reflecting lower appreciation in the S&P 500.

In 2005, there were $16.4 million of net realized losses on investments compared to $4.6 million in net realized gains on investments in 2004. Included in net realized gains and losses on investments are gross realized gains and losses on sales of securities, as well as other-than-temporary impairment losses on investments using the specific identification method, as noted in the table below for the years ended December 31:

                                                       2005           2004
                                                     -----------------------
                                                         (in millions)
Available-for-Sale securities:
   Gross realized gains from sales                    $  2.0          $ 6.1
   Gross realized losses from sales                   $(19.4)         $(1.1)
   Other-than-temporary impairments                   $    -          $(0.6)
Other, net                                            $  1.0          $ 0.2

CRITICAL ACCOUNTING POLICIES
The accounting and reporting policies that ACC uses affect its financial statements. Certain of ACC's accounting and reporting policies are critical to an understanding of ACC's results of operations and financial condition, and in some cases the application of these policies can be affected by the estimates, judgments and assumptions made by management during the preparation of the Company's financial statements.

See Note 1 of ACC's financial statements for further information about the Company's accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS
For information regarding recent accounting pronouncements and their expected impact on the Company's future results of operations or financial condition, see Note 1 to ACC's financial statements.

INVESTMENT SECURITIES VALUATION
Generally, investment securities are carried at fair value on the balance sheet with unrealized gains (losses) recorded in accumulated other comprehensive income (loss) within equity, net of income tax provisions (benefits). At December 31, 2005, ACC had net unrealized pretax losses on Available-for-Sale securities of $88.5 million. Gains and losses are recognized in results of operations upon disposition of the securities. In addition, losses are recognized when management determines that a decline in value is other-than-temporary, which requires judgment regarding the amount and timing of recovery. Indicators of other-than-temporary impairment for debt securities include issuer downgrade, default or bankruptcy. ACC also considers the extent to which cost exceeds fair value, the duration and size of that gap, and management's judgment about the issuer's current and prospective financial condition, as well as, ACC's ability and intent to hold until recovery. As of December 31, 2005, there were $96.7 million in gross unrealized losses that related to $4.3 billion of securities, of which $1.4 billion has been in a continuous unrealized loss position for twelve months or more. As part of its ongoing monitoring process, management has determined that a majority of the gross unrealized losses on these securities are attributable to changes in interest rates. Additionally, ACC has the ability and intent to hold these securities for a time sufficient to recover its amortized cost and has, therefore, concluded that none of these securities is other-than-temporarily impaired at December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES
ACC's principal sources of cash are receipts from sales of face-amount certificate products and cash flows from investments. ACC's principal uses of cash are payments to certificate product owners for matured and surrendered certificates, purchases of investments, and return of capital or dividend payments to Ameriprise Financial.

Cash received from sales of certificates totaled $3.2 billion and $3.3 billion for the years ended December 31, 2005 and 2004, respectively. Certificate maturities and cash surrenders totaled $3.6 billion and $2.4 billion for the years ended December 31, 2005 and 2004, respectively.

Cash provided by investing activities was $0.2 billion in 2005. Cash used in investing activities was $1.1 billion in 2004. This change was primarily due to an increase in sales, maturities and redemptions of Available-for-Sale securities and a decrease in purchases of Available-for-Sale securities.

Cash used in financing activities was $0.2 billion in 2005. Cash provided by financing activities was $1.1 billion in 2004. The change is due primarily to an increase in certificate maturities and cash surrenders partially offset by an increase in net provisions for certificate reserves.

ACC paid Ameriprise Financial dividends of $25 million and return of capital of $20 million during 2005 and 2004, respectively. In 2004, ACC also received a capital contribution of $20 million from Ameriprise Financial.

ACC, as an issuer of face-amount certificates, is impacted by significant changes in interest rates as interest crediting rates on certificate products generally reset at shorter intervals than the change in the yield on ACC's investment portfolio. The specified maturities of most of ACC's certificate products range from ten to twenty years. Within that maturity period, most certificates have interest crediting rate terms ranging from three to thirty-six months. Interest crediting rates are subject to change and certificate product owners can surrender their certificates without penalty at term end. ACC has investment certificate obligations totaling $5.6 billion of which $5.0 billion have terms ending in 2006, $0.4 billion have terms ending in 2007 and $0.2 billion have terms ending in 2008.

Contract holders have the right to redeem the investment certificates earlier and at their discretion subject to a surrender charge. Mid-term redemptions are most likely to occur in periods of dramatic increases in interest rates. ACC has investments in mortgage and asset-backed securities, and to a lesser extent, intermediate term corporate debt securities. ACC may enter into interest rate swap contracts that effectively lengthen the rate reset interval on certificate products. As a result of interest rate fluctuations, the amount of interest paid on hedged liabilities will positively or negatively impact reported earnings. Income or loss on the derivative instruments that are linked to the hedged liabilities will generally offset the effect of this impact. On two series of ACC's certificates, interest is credited to certificate products based upon the relative change in a major stock market index between the beginning and end of the certificates' terms. To meet the obligations related to the provisions of these equity market sensitive certificates, ACC purchases and writes index call options on a major stock market index and, from time to time, enters into futures contracts.

ACC's investment program is designed to maintain an investment portfolio that will produce competitive portfolio yields within acceptable risk and liquidity parameters. ACC's investment program considers investment securities as investments acquired to meet anticipated certificate owner obligations.

Debt securities and marketable equity securities are classified as Available-for-Sale and are carried at fair value. The Available-for-Sale classification does not mean ACC expects to sell these securities, but rather these securities are available to meet possible liquidity needs should there be significant changes in market interest rates or certificate owner redemptions.

At December 31, 2005, securities classified as Available-for-Sale were carried, in the aggregate, at a fair market value of $5.3 billion. Investments primarily include mortgage and asset-backed securities and corporate debt securities. Of these securities, 97 percent are investment grade. ACC's corporate debt securities are a diverse portfolio with concentrations in the following industries: banking and finance, utilities, communications, food processing and transportation. Other than U.S. Government Agency mortgage-backed securities, no one issuer represents more than 1 percent of the fair market value of ACC's total investment portfolio.

The ratio of shareholder's equity, excluding accumulated other comprehensive income (loss) net of tax, to total assets less certificate loans and net unrealized gains (losses) on securities classified as Available-for-Sale (the Capital-to-Assets Ratio) at December 31, 2005 and 2004, was 5.5 percent and 5.2 percent, respectively. In accordance with a written understanding with the State of Minnesota, Department of Commerce, ACC has agreed to maintain at all times a minimum Capital-to-Assets Ratio of 5 percent. In addition, ACC is required to maintain cash and "qualified investments" meeting the standards of Section 28(b) of the 1940 Act, as modified by an exemptive order of the SEC. The amortized cost of such investments must be at least equal to ACC's net liabilities on all outstanding face-amount certificates plus $250,000. So long as ACC wishes to rely on the SEC order, as a condition to the order, ACC has agreed to maintain an amount of unappropriated retained earnings and capital equal to at least 5 percent of net certificate reserves.

IMPACT OF MARKET VOLATILITY ON RESULTS OF OPERATIONS
ACC has two principal components of market risk: interest rate risk and equity market risk. Interest rate risk results from investing in assets that are somewhat longer and reset less frequently than the liabilities they support. ACC manages interest rate risk through the use of a variety of tools that include derivative financial instruments, such as interest rate swaps, caps, and floors, which change the interest rate characteristics of client liabilities or investment assets. Because certain of the provisions for certificates are impacted by the value of equity indices from time to time ACC enters into risk management strategies that may include the use of equity derivative financial instruments, such as equity options, to mitigate ACC's exposure to volatility in the equity markets.

Ameriprise Financial's Asset Liability Committee (ALCO), which is comprised of senior business managers, holds regularly scheduled meetings to review models projecting various interest rate scenarios and risk/return measures and their effect on various portfolios managed by RiverSource Investments, including that of ACC. ACC's Board of Directors has appointed the ALCO as the investment committee of ACC. The ALCO's objectives are to structure ACC's portfolio of investment securities based upon the type and behavior of the certificates in the certificate reserve liabilities, to achieve targeted levels of profitability within defined risk parameters and to meet certificate contractual obligations.

Part of the investment committee's strategy could include entering into interest rate swaps to hedge interest rate risk; however, at December 31, 2005 ACC did not hold any interest rate swaps.

ACC primarily invests in mortgage and asset-backed securities, and intermediate term corporate debt securities to provide its certificate owners with a competitive rate of return on their certificate while managing risk. These investments provide ACC with a historically dependable and targeted margin between the interest rate earned on investments and the interest rate credited to certificate owners' accounts. ACC does not invest in securities to generate short-term trading profits for its own account.

ACC is exposed to risk associated with fluctuating interest payments from certain certificate products tied to the London Interbank Offering Rate (LIBOR). As such, certificate product interest crediting rates reset at shorter intervals than the changes in the investment portfolio yield related to new investments and reinvestments. Therefore, ACC's spreads may be negatively impacted by increases in the general level of interest rates. ACC may hedge the risk of rising interest rates by entering into pay-fixed, receive-variable (LIBOR-based) interest rate swaps that convert fluctuating crediting rate payments to fixed payments, effectively protecting ACC from unfavorable interest rate movements. The interest rate swaps, when utilized, are treated as cash flow hedges per Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities".

ACC offers Ameriprise Stock Market Certificates (SMC) that offer a return based upon the relative change in a major stock market index between the beginning and end of the SMC's term. The SMC product contains an embedded derivative, essentially the equity based return of the certificate that must be separated from the host contract and accounted for as a derivative instrument. As a result of fluctuations in equity markets, and the corresponding changes in value of the embedded derivative, the amount of expenses incurred by ACC related to SMC will positively or negatively impact reported earnings. As a means of hedging its obligations under the provisions for these certificates, ACC purchases and writes call options on the major stock market index. ACC views this strategy as a prudent management of equity market sensitivity, such that earnings are not exposed to undue risk presented by changes in equity market levels.

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

The negative impact on ACC's annual pretax income of a 100 basis point increase in interest rates, which assumes certificate product interest crediting rate reset intervals and customer behavior based on the application of proprietary models, to the book of business at December 31, 2005 and 2004, would be $11.4 million and $15.1 million, respectively. A 10 percent decrease in the level of a major stock market index would have no impact on ACC's annual pretax income as of December 31, 2005 and a minimal impact on ACC's annual pretax income as of December 31, 2004, since the income effect is a decrease in option-related income and a corresponding decrease in interest credited to the SMC and Ameriprise Market Strategy Certificate product owners' accounts.

FORWARD-LOOKING STATEMENTS

Certain statements in Item 7. of this Form 10-K Annual Report contain forward-looking statements, which are subject to risks and uncertainties. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "may," "should," "could," "would," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. ACC undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: ACC's ability to successfully implement a business model that allows for significant net income growth based on revenue growth that is lower than historical levels, including the ability to improve its operating expense to revenue ratio both in the short-term and over time, which will depend in part on the effectiveness of reengineering and other cost control initiatives, as well as factors impacting ACC's revenues; ACC's ability to grow its business, over time, which will depend on ACC's ability to manage its capital needs and the effect of business mix; the ability to increase investment spending, which will depend in part on the equity markets and other factors affecting revenues, and the ability to capitalize on such investments to improve business metrics; the accuracy of certain critical accounting estimates, including the fair value of the assets in ACC's investment portfolio (including those investments that are not readily marketable), fluctuation in the equity and fixed income markets, which can affect the amount and types of certificate products sold by ACC, potential deterioration in ACC's high-yield and other investments, which could result in further losses in ACC's investment portfolio; the ability of ACC to sell certain high-yield investments at expected values and within anticipated timeframes and to maintain its high-yield portfolio at certain levels in the future; and spreads in the certificate businesses; credit trends and the rate of bankruptcies, which can affect returns on ACC's investment portfolios; fluctuations in foreign currency exchange rates, which could affect commercial activities, among other businesses, or restrictions on convertibility of certain currencies; changes in laws or government regulations, including tax laws affecting ACC's businesses or that may affect the sales of the products and services that it offers, and regulatory activity in the areas of customer privacy, consumer protection, business continuity and data protection; the adoption of recently issued accounting rules related to the consolidation of variable interest entities, including those involving collateralized debt obligations and secured loan trusts, that ACC invests in, which could affect both ACC's balance sheet and results of operations; and outcomes and costs associated with litigation and compliance and regulatory matters. A further description of these and other risks and uncertainties can be found in ACC's other reports filed with the SEC. See "Item 1A-Risk Factors" for further discussion of risks.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Items required under this section are included in the Management's Discussion and Analysis of Financial Condition and Results of Operations under the section titled "Impact of Recent Market-Volatility on Results of Operations".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements at page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

ACC maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) designed to provide reasonable assurance that the information required to be reported in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to the regulations of the SEC, including controls and procedures designed to ensure that this information is accumulated and communicated to ACC's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure.

It should be noted that, because of inherent limitations, ACC's disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

ACC's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC's Chief Executive Officer and Chief Financial Officer have concluded that ACC's disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2005.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
American Express has historically provided a variety of corporate and other support services for ACC, including information technology, treasury, accounting, financial reporting, tax administration, human resources, marketing, legal, procurement and other services. American Express will continue to provide ACC with many of these services pursuant to a transition services agreement for a transition period of up to September 30, 2007. ACC is now relying upon American Express as a third party to perform these services, many of which may impact its financial reporting processes. During this transition there have been some changes in personnel and in relative responsibility for oversight of the processes. ACC considers this a material change in its internal control over financial reporting.

Other than the changes mentioned above, no other changes in ACC's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of the year to which this report relates have materially affected, or are reasonably likely to materially affect, ACC's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item omitted pursuant to General Instructions I (2)(c) of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Item omitted pursuant to General Instructions I (2)(c) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item omitted pursuant to General Instructions I (2)(c) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item omitted pursuant to General Instructions I (2)(c) of Form 10-K.

                                  PART III
                                  --------

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board of Directors of ACC, at the recommendation of its Audit Committee has appointed Ernst & Young LLP (Ernst & Young) as its independent registered public accounting firm to audit the financial statements of ACC for the years ended December 31, 2005 and 2004.

AUDIT FEES
The aggregate fees billed or to be billed by Ernst & Young for each of the last two years for professional services rendered for the audit of ACC's annual financial statements and services that were provided in connection with statutory and regulatory filings were $118,000 for 2005 and $113,000 for 2004.

AUDIT-RELATED FEES
ACC was not billed by Ernst & Young for any fees for audit-related services for 2005 or 2004.

TAX FEES
ACC was not billed by Ernst & Young for any tax fees for 2005 or 2004.

ALL OTHER FEES
ACC was not billed by Ernst & Young for any other fees for 2005 or 2004.

POLICY ON PRE-APPROVAL OF SERVICES PROVIDED BY INDEPENDENT AUDITOR
Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of Ernst & Young are subject to the specific pre-approval of the Audit Committee of Ameriprise Financial. All audit and permitted non-audit services to be performed by Ernst & Young for ACC require pre-approval by the Audit Committee of Ameriprise Financial in accordance with pre-approval procedures established by the Audit Committee of Ameriprise Financial. The procedures require all proposed engagements of Ernst & Young for services to ACC of any kind to be directed to the General Auditor of Ameriprise Financial and then submitted for approval to the Audit Committee of Ameriprise Financial prior to the beginning of any services.

In addition, the charter of ACC's Audit Committee requires pre-approval of any engagement, including the fees and other compensation, of Ernst & Young (1) to provide any services to ACC and prohibits the performance of certain specified non-audit services, and (2) to provide any non-audit services to Ameriprise Financial or any affiliate of Ameriprise Financial that controls, is controlled by, or under common control with Ameriprise Financial. Certain exceptions apply to the pre-approval requirement.

                                   PART IV
                                   -------

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements:
       ---------------------

       See Index to Financial Statements on page F-1 hereof.

    2. Financial Statement Schedules:
       ------------------------------

       See Index to Financial Statements on page F-1 hereof.

    3. Exhibits:
       ---------

       See Exhibit Index on pages E-1 through E-3 hereof.

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT                      Ameriprise Certificate Company


BY                                   /s/ Paula R. Meyer
                                     ---------------------------------------
NAME AND TITLE                       Paula R. Meyer, President and Director
                                     (Principal Executive Officer)
DATE                                 March 10, 2006


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


BY                                   /s/ Brian J. McGrane
                                     ---------------------------------------
NAME AND TITLE                       Brian J. McGrane, Senior Vice President
                                     and Chief Financial Officer
                                     (Principal Financial Officer)
DATE                                 March 10, 2006


BY                                   /s/ David K. Stewart
                                     ---------------------------------------
NAME AND TITLE                       David K. Stewart, Vice President
                                     and Controller
                                     (Principal Accounting Officer)
DATE                                 March 10, 2006


BY                                   /s/ Rodney P. Burwell*
                                     ---------------------------------------
NAME AND TITLE                       Rodney P. Burwell, Director
DATE                                 March 10, 2006


BY                                   /s/ Jean B. Keffeler*
                                     ---------------------------------------
NAME AND TITLE                       Jean B. Keffeler, Director
DATE                                 March 10, 2006


BY                                   /s/ Thomas R. McBurney*
                                     ---------------------------------------
NAME AND TITLE                       Thomas R. McBurney, Director
DATE                                 March 10, 2006


BY                                   /s/ Karen M. Bohn*
                                     ---------------------------------------
NAME AND TITLE                       Karen M. Bohn, Director
DATE                                 March 10, 2006


*By /s/ Paula R. Meyer
   -------------------
Name: Paula R. Meyer
----------------------

Executed by Paula R. Meyer on behalf of those indicated pursuant to a Power of Attorney, dated February 9, 2006, filed electronically on or about March 10, 2006 as Exhibit 24(a) here to.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
FINANCIAL STATEMENTS:
Part I.      Financial Information:

             Item 1.  Financial Statements

                       Report of Independent Registered Public Accounting Firm                F-2

                       Balance Sheets - December 31, 2005 and 2004                            F-3

                       Statements of Income - Years ended December 31, 2005, 2004
                       and 2003                                                               F-5

                       Statements of Cash Flows - Years ended December 31, 2005,
                       2004 and 2003                                                          F-6

                       Statements of Comprehensive Income -Years ended December
                       31, 2005, 2004 and 2003                                                F-7

                       Statements of Shareholder's Equity - Years ended December
                       31, 2005, 2004 and 2003                                                F-8

                       Notes to Financial Statements                                          F-9
SCHEDULE NO.:

             Financial Schedules:

I            Investments in Securities of Unaffiliated Issuers, December 31,
             2005                                                                            F-25

II           Investments in and Advances to Affiliates and Income thereon,
             December 31, 2005, 2004 and 2003                                                F-39

III          Mortgage Loans on Real Estate and Interest earned on
             Mortgages, year ended December 31, 2005                                         F-40

V            Qualified Assets on Deposit, December 31, 2005                                  F-44

VI           Certificate Reserves, year ended December 31, 2005                              F-45

VII          Valuation and Qualifying Accounts, years ended December 31, 2005,
             2004 and 2003                                                                   F-57

Schedules I, III, V and VI for the years ended December 31, 2005 and 2004 are included in Registrant's Annual Reports on Form 10-K, and are incorporated herein by reference.

All other Schedules required by Article 6 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Ameriprise Certificate Company

We have audited the accompanying balance sheets of Ameriprise Certificate Company (formerly known as American Express Certificate Company), a wholly-owned subsidiary of Ameriprise Financial, Inc., as of December 31, 2005 and 2004, and the related statements of income, comprehensive income, shareholder's equity and cash flows for the three years in the period ended December 31, 2005. Our audits also include the financial statement schedules listed in the index at Item 8. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of December 31, 2005 and 2004, by correspondence with the custodian. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2005 and 2004, the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
---------------------
Minneapolis, Minnesota
February 27, 2006

                                       AMERIPRISE CERTIFICATE COMPANY
                                               BALANCE SHEETS
                                         DECEMBER 31, 2005 AND 2004
                                     (in thousands, except share data)

                                                                                     2005             2004
                                                                                  ----------       ----------
ASSETS
QUALIFIED ASSETS
Investments in unaffiliated issuers:
  Cash and cash equivalents                                                       $  119,100       $   35,212
  Available-for-Sale securities                                                    5,263,814        5,603,789
  First mortgage loans on real estate and other loans                                430,751          461,211
  Certificate loans - secured by certificate reserves                                 11,305           13,006
                                                                                  ----------       ----------
      Total investments                                                            5,824,970        6,113,218
                                                                                  ----------       ----------

Receivables:
  Dividends and interest                                                              39,142           42,162
  Investment securities sold                                                           2,336            3,699
                                                                                  ----------       ----------
      Total receivables                                                               41,478           45,861
                                                                                  ----------       ----------

Equity index options                                                                  73,942          116,285
                                                                                  ----------       ----------
      Total qualified assets                                                       5,940,390        6,275,364
                                                                                  ----------       ----------

OTHER ASSETS

Deferred taxes, net                                                                   60,268           34,483
Due from other affiliates                                                              2,545            1,939
                                                                                  ----------       ----------
      Total other assets                                                              62,813           36,422
                                                                                  ----------       ----------

        Total assets                                                              $6,003,203       $6,311,786
                                                                                  ==========       ==========

                                      See Notes to Financial Statements

                                            AMERIPRISE CERTIFICATE COMPANY
                                              BALANCE SHEETS (CONTINUED)
                                              DECEMBER 31, 2005 AND 2004
                                           (in thousands, except share data)

                                                                                             2005             2004
                                                                                          ----------       ----------
LIABILITIES AND SHAREHOLDER'S EQUITY
LIABILITIES
Certificate Reserves
  Installment certificates:
    Reserves to mature                                                                    $   87,884       $  116,637
    Additional credits and accrued interest                                                    2,632            3,092
    Advance payments and accrued interest                                                        369              474
    Other                                                                                          1                2
  Fully paid certificates:
    Reserves to mature                                                                     5,523,029        5,666,939
    Additional credits and accrued interest                                                   34,689           48,053
  Due to unlocated certificate holders                                                            31               46
                                                                                          ----------       ----------
        Total certificate reserves                                                         5,648,635        5,835,243
                                                                                          ----------       ----------

Accounts Payable and Accrued Liabilities:
  Due to Ameriprise Financial                                                                    197            1,190
  Due to other affiliates                                                                      1,885              687
  Current taxes payable                                                                        2,255           16,096
  Payable for investment securities purchased                                                  6,630           25,541
  Equity index options and other liabilities                                                  67,856           89,960
                                                                                          ----------       ----------
  Total accounts payable and accrued liabilities                                              78,823          133,474
                                                                                          ----------       ----------
        Total liabilities                                                                  5,727,458        5,968,717
                                                                                          ----------       ----------

SHAREHOLDER'S EQUITY
Common shares ($10 par value, 150,000 shares authorized and issued)                            1,500            1,500
Additional paid-in capital                                                                   323,844          323,844
Retained earnings:
  Appropriated for pre-declared additional credits and interest                                3,196              549
  Appropriated for additional interest on advance payments                                        15               15
  Unappropriated                                                                               4,745            2,712
Accumulated other comprehensive (loss) income - net of tax                                   (57,555)          14,449
                                                                                          ----------       ----------
        Total shareholder's equity                                                           275,745          343,069
                                                                                          ----------       ----------

        Total liabilities and shareholder's equity                                        $6,003,203       $6,311,786
                                                                                          ==========       ==========

                                         See Notes to Financial Statements

                                               AMERIPRISE CERTIFICATE COMPANY
                                                    STATEMENTS OF INCOME
                                        YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                                       (in thousands)

                                                                                       2005           2004           2003
                                                                                     --------       --------        -------
INVESTMENT INCOME
Interest income from unaffiliated investments:
  Available-for-Sale securities                                                      $265,125       $213,125       $204,932
  Mortgage loans on real estate and other loans                                        27,358         26,232         27,093
  Certificate loans                                                                       672            772            933
Dividends                                                                               1,813          3,348          5,074
Equity index options                                                                   15,699         25,639         29,538
Interest rate swap agreements                                                            (124)        (5,367)        (5,301)
Other                                                                                   1,944          1,879          1,969
                                                                                     --------       --------       --------
         Total investment income                                                      312,487        265,628        264,238
                                                                                     --------       --------       --------

INVESTMENT EXPENSES
Ameriprise Financial and affiliated company fees:
  Distribution                                                                         33,980         37,960         29,731
  Investment advisory and services                                                     12,141         10,940         10,436
  Transfer agent                                                                        3,859          3,522          3,378
  Depository                                                                              395            414            349
Other                                                                                     581          1,162            523
                                                                                     --------       --------       --------
         Total investment expenses                                                     50,956         53,998         44,417
                                                                                     --------       --------       --------

NET INVESTMENT INCOME BEFORE PROVISION FOR CERTIFICATE RESERVES AND
  INCOME TAX EXPENSE                                                                  261,531        211,630        219,821
                                                                                     --------       --------       --------

Provision for Certificate Reserves
      According to the terms of the certificates:
         Provision for certificate reserves                                             6,568          6,416          6,043
         Interest on additional credits                                                   257            348            425
         Interest on advance payments                                                      13             16             17
      Additional credits/interest authorized by ACC:
         On fully paid certificates                                                   191,365        131,888        132,975
         On installment certificates                                                    2,650          2,650          3,379
                                                                                     --------       --------       --------
      Total provision for certificate reserves before reserve recoveries              200,853        141,318        142,839
      Reserve recoveries from terminations prior to maturity                           (1,603)        (1,360)        (1,356)
                                                                                     --------       --------       --------
Net provision for certificate reserves                                                199,250        139,958        141,483
                                                                                     --------       --------       --------

NET INVESTMENT INCOME BEFORE INCOME TAX EXPENSE                                        62,281         71,672         78,338
Income tax expense                                                                     21,949         25,040         27,296
                                                                                     --------       --------       --------
Net investment income                                                                  40,332         46,632         51,042
                                                                                     --------       --------       --------

NET REALIZED (LOSS) GAIN ON INVESTMENTS
Securities of unaffiliated issuers before income tax (benefit) expense                (16,388)         4,616          2,944
  Income tax (benefit) expense                                                         (5,736)         1,615          1,031
                                                                                     --------       --------       --------
Net realized (loss) gain on investments                                               (10,652)         3,001          1,913
                                                                                     --------       --------       --------

NET INCOME                                                                           $ 29,680       $ 49,633       $ 52,955
                                                                                     ========       ========       ========


                                             See Notes to Financial Statements

                                             AMERIPRISE CERTIFICATE COMPANY
                                                STATEMENTS OF CASH FLOWS
                                      YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                                     (in thousands)

                                                                             2005                2004              2003
                                                                          -----------        -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                $    29,680        $    49,633       $    52,955
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Interest added to certificate loans                                            (442)              (530)             (630)
  Amortization of premiums, accretion of discounts, net                        16,201             17,915            14,907
  Deferred taxes, net                                                          12,987             (9,127)          (38,877)
  Net realized loss (gain) on investments before income tax
   provision                                                                   16,388             (4,616)           (2,944)
  Changes in other operating assets and liabilities:
    Deferred distribution fees, net                                                 -              6,453              (479)
    Equity index options purchased and written, net                             7,652               (946)           44,273
    Dividends and interest receivable                                           3,020             (6,155)           (1,893)
    (Due from) due to Ameriprise Financial - federal income taxes             (13,014)            37,553                 -
    Other assets and liabilities, net                                          10,959               (114)           (6,856)
                                                                          -----------        -----------       -----------
Net cash provided by operating activities                                      83,431             90,066            60,456
                                                                          -----------        -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Available-for-Sale securities:
  Sales                                                                       804,177            124,575         1,132,131
  Maturities and redemptions                                                1,051,692            842,427         1,305,953
  Purchases                                                                (1,659,895)        (2,126,951)       (2,626,239)
Other investments:
  Sales                                                                        30,447             25,022            16,972
  Maturities and redemptions                                                  109,025            128,463           117,159
  Purchases                                                                  (107,985)          (144,660)         (231,478)
Certificate loans:
  Payments                                                                      1,352              1,902             2,805
  Fundings                                                                     (1,175)            (1,558)           (1,553)
Changes in amounts due to and from brokers, net                               (17,539)            20,615          (238,262)
                                                                          -----------        -----------       -----------
Net cash provided by (used in) investing activities                           210,099         (1,130,165)         (522,512)
                                                                          -----------        -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Payments from certificate owners                                            3,243,729          3,285,610         2,571,209
Net provision for certificate reserves                                        199,250            139,958           141,483
Certificate maturities and cash surrenders                                 (3,627,621)        (2,375,356)       (2,415,860)
Payment of capital from Ameriprise Financial                                        -             20,000                 -
Dividend / Return of capital to Ameriprise Financial                          (25,000)           (20,000)          (50,000)
                                                                          -----------        -----------       -----------
Net cash (used in) provided by financing activities                          (209,642)         1,050,212           246,832
                                                                          -----------        -----------       -----------
Net increase (decrease) in cash and cash equivalents                           83,888             10,113          (215,224)
Cash and cash equivalents at beginning of year                                 35,212             25,099           240,323
                                                                          -----------        -----------       -----------
Cash and cash equivalents at end of year                                  $   119,100        $    35,212       $    25,099
                                                                          ===========        ===========       ===========

Supplemental disclosures including non-cash transactions:
Cash paid for income taxes                                                $    22,388        $     6,531       $    71,647
Certificate maturities and surrenders through loan reductions             $     1,966        $     2,786       $     2,386

                                         See Notes to Financial Statements

                                            AMERIPRISE CERTIFICATE COMPANY
                                          STATEMENTS OF COMPREHENSIVE INCOME
                                     YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                                   (in thousands)

                                                                                 2005            2004            2003
                                                                               --------        --------        --------

NET INCOME                                                                     $ 29,680        $ 49,633        $ 52,955
OTHER COMPREHENSIVE LOSS NET OF TAX
Unrealized (losses) gains on Available-for-Sale securities:
  Unrealized holding losses arising during the period, net of
   taxes of $44,726, $16,745, and $18,434, respectively                         (83,062)        (31,099)        (34,235)
  Reclassification adjustment for losses (gains) included in net
   income, net of taxes of $6,091, $1,538, and $2,891, respectively              11,312          (2,857)         (5,369)
                                                                               --------        --------        --------
    Unrealized losses on Available-for-Sale securities, net                     (71,750)        (33,956)        (39,604)
                                                                               --------        --------        --------

Unrealized (losses) gains on interest rate swaps:
  Unrealized holding (losses) gains arising during the period, net of
   taxes of $180, $372, and $1,603, respectively                                   (335)            690          (2,976)
  Reclassification adjustment for losses included in net income, net
   of taxes of $43, $1,878, and $1,855, respectively                                 81           3,489           3,445
                                                                               --------        --------        --------
    Unrealized (losses) gains on interest rate swaps, net                          (254)          4,179             469
                                                                               --------        --------        --------
         OTHER COMPREHENSIVE LOSS, NET                                          (72,004)        (29,777)        (39,135)
                                                                               --------        --------        --------

         TOTAL COMPREHENSIVE (LOSS) INCOME                                     $(42,324)       $ 19,856        $ 13,820
                                                                               ========        ========        ========

                                           See Notes to Financial Statements

                                           AMERIPRISE CERTIFICATE COMPANY
                                          STATEMENTS OF SHAREHOLDER'S EQUITY
                                     YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                                  (in thousands)

                                                                           2005              2004              2003
                                                                         --------          --------          ---------

COMMON SHARES                                                            $  1,500          $  1,500          $   1,500
                                                                         ========          ========          =========

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year                                             $323,844          $323,844          $ 373,844
Receipt of capital from Parent                                                  -            20,000                  -
Return of capital to Parent                                                     -           (20,000)           (50,000)
                                                                         --------          --------          ---------
Balance at end of year                                                   $323,844          $323,844          $ 323,844
                                                                         ========          ========          =========

RETAINED EARNINGS
APPROPRIATED FOR PRE-DECLARED ADDITIONAL CREDITS AND INTEREST
Balance at beginning of year                                             $    549          $    184          $     811
Transferred from (to) unappropriated retained earnings                      2,647               365               (627)
                                                                         --------          --------          ---------
Balance at end of year                                                   $  3,196          $    549          $     184
                                                                         ========          ========          =========

APPROPRIATED FOR ADDITIONAL INTEREST ON ADVANCE PAYMENTS                 $     15          $     15          $      15
                                                                         ========          ========          =========

UNAPPROPRIATED
Balance at beginning of year                                             $  2,712          $(46,556)         $(100,142)
Net income                                                                 29,680            49,633             52,955
Transferred (to) from appropriated retained earnings                       (2,647)             (365)               627
Dividend to Parent                                                        (25,000)                -                  -
Other                                                                           -                 -                  4
                                                                         --------          --------          ---------
Balance at end of year                                                   $  4,745          $  2,712          $ (46,556)
                                                                         ========          ========          =========

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME - NET OF TAX
Balance at beginning of year                                             $ 14,449          $ 44,226          $  83,361
Net other comprehensive loss                                              (72,004)          (29,777)           (39,135)
                                                                         --------          --------          ---------
Balance at end of year                                                   $(57,555)         $ 14,449          $  44,226
                                                                         ========          ========          =========

TOTAL SHAREHOLDER'S EQUITY                                               $275,745          $343,069          $ 323,213
                                                                         ========          ========          =========

                                          See Notes to Financial Statements

1. BASIS OF PRESENTATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Ameriprise Certificate Company (ACC or the Company), is a wholly-owned subsidiary of Ameriprise Financial, Inc. (Ameriprise Financial). Prior to August 1, 2005, Ameriprise Financial was known as American Express Financial Corporation. Ameriprise Financial changed its name on August 1, 2005 as a consequence of the plans announced by American Express Company (American Express) on February 1, 2005, to pursue a spin off of the businesses now being operated as part of Ameriprise Financial. The Separation from American Express (the Separation) was completed on September 30, 2005. After the Separation from American Express, Ameriprise Financial and its subsidiaries are no longer affiliated with American Express. Ameriprise Financial and American Express are independent companies, with separate public ownership, boards of directors and management.

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

During the third quarter 2005, ACC agreed with American Express Bank Limited
(AEB), a subsidiary of American Express, to execute an orderly wind-down of the certificate business marketed through AEB and American Express Bank International (AEBI). This agreement was effected through amendments to the existing contracts with AEB and AEBI. Under these amendments, as of October 1, 2005 AEB and AEBI no longer market or offer ACC certificate products; however compensation, at reduced rates, will continue to be paid to AEB and AEBI under the agreements until the earlier of the date upon which the business sold or marketed previously by AEB and AEBI no longer remains in effect or termination of the agreements. The amount of certificate reserves associated with this business was approximately $0.7 billion and $1.6 billion as of December 31, 2005 and 2004, respectively.

ACC is registered as an investment company under the Investment Company Act of 1940 (the 1940 Act) and is in the business of issuing face-amount investment certificates. Face-amount certificates issued by ACC entitle the certificate owner to receive at maturity a stated amount of money and interest or credits declared from time to time by ACC, at its discretion. The certificates issued by ACC are not insured by any government agency. ACC's certificates are sold primarily by Ameriprise Financial Services, Inc.
(AMPF) an affiliate of ACC. AMPF is registered as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico.

As of December 31, 2005, ACC offered five different certificate products to the public. ACC is impacted by significant changes in interest rates as interest crediting rates on certificate products generally reset at shorter intervals than the change in the yield on ACC's investment portfolio. The specified maturities of most of ACC's certificate products range from ten to twenty years. Within that maturity period, most certificates have interest crediting rate terms ranging from three to thirty-six months. Interest crediting rates are subject to change and certificate product owners can surrender their certificates without penalty at term end. In addition, two types of certificate products have interest tied, in whole or in part, to a broad-based stock market index. All of the certificates are available as qualified investments for Individual Retirement Accounts, 401(k) plans and other qualified retirement plans.

BASIS OF FINANCIAL STATEMENT PRESENTATION
The accompanying financial statements are presented in accordance with U.S. generally accepted accounting principles. ACC uses the equity method of accounting for its wholly-owned unconsolidated subsidiary, Investors Syndicate Development Corporation, as prescribed by the Securities and Exchange Commission (SEC) for non-investment company subsidiaries. Certain reclassifications of prior period amounts have been made to conform to the current presentation.

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

PREFERRED STOCK DIVIDEND INCOME
ACC recognizes dividend income from cumulative redeemable preferred stocks with fixed maturity amounts on an accrual basis similar to that used for recognizing interest income on debt securities. Dividend income from perpetual preferred stock is recognized on an ex-dividend date basis.

CASH AND CASH EQUIVALENTS
ACC has defined cash and cash equivalents as cash in banks and highly liquid investments with original maturities of ninety days or less.

AVAILABLE-FOR-SALE SECURITIES
Debt securities and marketable equity securities are classified as Available-for-Sale and carried at fair value which is generally based on quoted market prices. Unrealized gains (losses) on securities classified as Available-for-Sale are reflected, net of taxes, in accumulated other comprehensive income (loss) as part of Shareholder's Equity.

The basis for determining cost in computing realized gains (losses) on securities is specific identification. Gains (losses) are recognized in the results of operations upon disposition of the securities. In addition, losses are also recognized when management determines that a decline in value is other-than-temporary, which requires judgment regarding the amount and timing of recovery. Indicators of other-than-temporary impairment for debt securities include issuer downgrade, default or bankruptcy. ACC also considers the extent to which cost exceeds fair value, the duration of time of that decline and management's judgment as to the issuer's current and prospective financial condition, as well as, ACC's ability and intent to hold until recovery. The charges are reflected in net realized gain (loss) on investments in the statements of income.

FIRST MORTGAGE LOANS ON REAL ESTATE AND OTHER LOANS
First mortgage loans on real estate reflect principal amounts outstanding less allowance for losses, which is the basis for determining realized gains (losses). Estimated fair values of mortgage loans on real estate are determined by a discounted cash flow analysis using mortgage interest rates currently offered for mortgages of similar maturities. Other loans reflect amortized cost less allowance for losses. Carrying values of other loans represent estimated fair values when quoted prices are not available.

The allowance for loan losses is measured as the excess of the loan's recorded investment over its present value of expected principal and interest payments discounted at the loan's effective interest rate or the fair value of collateral. Additionally, the level of the allowance for loan losses is determined based on several factors, including historical experience and current economic and political conditions. Management regularly evaluates the adequacy of the allowance for loan losses, and believes it is adequate to absorb estimated losses in the portfolio.

ACC generally stops accruing interest on mortgage loans on real estate for which interest payments are delinquent more than three months. Based on management's judgment as to the ultimate collectibility of principal, interest payments received are either recognized as income or applied to the recorded investment in the loan.

CERTIFICATE RESERVES
Investment certificates may be purchased either with a lump-sum payment or by installment payments. Certificate product owners are entitled to receive, at maturity, a definite sum of money. Payments from certificate owners are credited to investment certificate reserves. Investment certificate reserves accumulate interest at specified percentage rates as declared by ACC. Reserves also are maintained for advance payments made by certificate owners, accrued interest thereon, and for additional credits in excess of minimum guaranteed rates and accrued interest thereon. On certificates allowing for the deduction of a surrender charge, the cash surrender values may be less than accumulated investment certificate reserves prior to maturity dates. Cash surrender values on certificates allowing for no surrender charge are equal to certificate reserves. The payment distribution, reserve accumulation rates, cash surrender values, reserve values and other matters are governed by the 1940 Act.

Certain certificates offer a return based on the relative change in a stock market index. The certificates with an equity-based return contain embedded derivatives, which are carried at fair value within investment certificate reserves on the balance sheets. The fair values of these embedded derivatives incorporate current market data inputs. Changes in fair value are reflected in provision for certificate reserves within the statements of income.

DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Derivative instruments, consisting of interest rate swaps and options and futures contracts, are classified in the Balance Sheets at fair value. The fair value of ACC's derivative financial instruments are determined using either market quotes or valuation models that are based upon the net present value of estimated future cash flows and incorporate current market data inputs. The accounting for the change in the fair value of the derivative financial instrument depends on its intended use and the resulting hedge designation, if any. ACC has historically designated interest rate swaps as cash flow hedges and does not designate options and futures contracts as accounting hedges.

For derivative financial instruments that qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instruments are reported in accumulated other comprehensive income (loss) and reclassified into earnings when the hedged item or transaction impacts earnings. The amount that is reclassified into earnings is presented in the statements of income with the hedged instrument or transaction impact. If a hedge is de-designated or terminated prior to maturity, the amount previously recorded in accumulated other comprehensive income (loss) is recognized into earnings over the period that the hedged item impacts earnings. For any hedge relationships that are discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related amounts previously recorded in accumulated other comprehensive income (loss) are recognized in earnings immediately.

Derivative financial instruments that are entered into for hedging purposes are designated as such at the time that ACC enters into the contract. For all derivative financial instruments that are designated for hedging activities, ACC formally documents all of the hedging relationships between the hedge instruments and the hedged items at the inception of the relationships. Management also formally documents its risk management objectives and strategies for entering into the hedge transactions. ACC formally assesses, at inception and on a quarterly basis, whether derivatives designated as hedges are highly effective in offsetting the fair value or cash flows of hedged items. If it is determined that a derivative is not highly effective as a hedge, ACC will discontinue the application of hedge accounting. See Note 9 for further discussion of derivatives and hedging activities of ACC.

For derivative financial instruments that do not qualify for hedge accounting or are not designated as hedges, changes in fair value are recognized in current period earnings.

DEFERRED DISTRIBUTION FEES AND OTHER
Prior to September 30, 2004, distribution fees on sales of certain certificate products were deferred and amortized over the estimated lives of the related certificates, which were generally one year but could have been up to 10 years. Upon surrender prior to maturity, unamortized deferred distribution fees were reflected in expenses and any related surrender charges were reflected as a reduction to the provision expense for certificate reserves. During the third quarter of 2004, and based on management's review of ACC's certificate product portfolio mix and certificate portfolio maturities, ACC determined it to be appropriate to not defer distribution fees in the future and to completely write-down previously deferred balances to zero. As a result of these actions, investment expenses increased $5.7 million on a pre-tax basis during the third quarter of 2004.

FEDERAL INCOME TAXES
ACC's taxable income is included in the consolidated federal income tax return of Ameriprise Financial, Inc. ACC provides for income taxes on a separate return basis, except that, under an agreement between Ameriprise Financial and ACC, tax benefits are recognized for losses to the extent they can be used in the consolidated return. It is the policy of Ameriprise Financial that it will reimburse its subsidiaries for any tax benefits recorded.

ACC's provision for income taxes represents the net amount of income taxes that the Company expects to pay or to receive from various taxing jurisdictions in connection with its operations. The Company provides for income taxes based on amounts that the Company believes it will ultimately owe. Inherent in the provision for income taxes are estimates and judgments regarding the tax treatment of certain items and the realization of certain offsets and credits. In connection with the provision for income taxes, ACC's financial statements reflect certain amounts related to deferred tax assets and liabilities, which result from temporary differences between the assets and liabilities measured for financial statement purposes versus the assets and liabilities measured for tax return purposes.

RECENTLY ISSUED ACCOUNTING STANDARDS
On November 3, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." FSP FAS 115-1 and FAS 124-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 and FAS 124-1 are effective for reporting periods beginning after December 15, 2005. ACC is currently evaluating the impact of FSP FAS 115-1 and FAS 124-1 on its results of operations and financial position.

2.  DEPOSIT OF ASSETS AND MAINTENANCE OF QUALIFIED ASSETS

Under the provisions of its certificates and the 1940 Act, ACC was required to have Qualified Assets (as defined in Section 28(b) of the 1940 Act) in the amount of $5.6 billion and $5.8 billion at December 31, 2005 and 2004, respectively. ACC reported Qualified Assets of $6.0 billion and $6.2 billion at December 31, 2005 and 2004, respectively. Qualified Assets exclude net unrealized pretax losses on Available-for-Sale securities of $89 million and pretax gains on Available-for-Sale securities of $22 million at December 31, 2005 and 2004, respectively, and unsettled investment purchases of $7 million and $26 million at December 31, 2005 and 2004, respectively.

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

Pursuant to provisions of the certificates, the 1940 Act, the central depository agreement and requirements of various states, qualified assets (accounted for on a trade date basis) of ACC were deposited as follows:

                                                                                 December 31, 2005
                                                                ---------------------------------------------------
                                                                                     Required
                                                                   Deposits          Deposits            Excess
-------------------------------------------------------------------------------------------------------------------
                                                                                  (in thousands)
Deposits to meet certificate liability requirements:
Pennsylvania (at market value)                                    $      150        $      150          $       -
Texas, Illinois, New Jersey (at par value)                        $      222        $      215          $       7
Central Depository (at amortized cost)                            $5,968,097        $5,615,849          $ 352,248
-------------------------------------------------------------------------------------------------------------------

                                                                                 December 31, 2004
                                                                ---------------------------------------------------
                                                                                     Required
                                                                   Deposits          Deposits             Excess
-------------------------------------------------------------------------------------------------------------------
                                                                                  (in thousands)
Deposits to meet certificate liability requirements:
Pennsylvania (at market value)                                    $      155        $      155          $       -
Texas, Illinois, New Jersey (at par value)                        $      215        $      215          $       -
Central Depository (at amortized cost)                            $6,133,903        $5,791,601          $ 342,402
-------------------------------------------------------------------------------------------------------------------

The assets on deposit with the central depository at December 31, 2005 and 2004 consisted of securities and other loans having a deposit value of $5.6 billion and $5.7 billion, respectively, mortgage loans on real estate of $303 million and $322 million, respectively, and other investments of $69 million and $81 million, respectively. Additionally, these assets on deposit include unsettled purchases of investments in the amount of $7 million and $26 million at December 31, 2005 and 2004, respectively.

Ameriprise Trust Company, the custodian for ACC, is the Central Depository. See Note 7.

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

Available-for-Sale securities at December 31, 2005 are distributed by type as presented below:

                                                                        Gross           Gross
                                                     Amortized        Unrealized      Unrealized          Fair
                                                       Cost             Gains           Losses            Value
------------------------------------------------------------------------------------------------------------------
                                                                          (in thousands)
Mortgage and other asset-backed securities          $3,266,592          $4,313         $(52,414)       $3,218,491
Corporate debt securities                            2,035,108           3,794          (43,152)        1,995,750
Stated maturity preferred stock                         11,186              73              (82)           11,177
Perpetual preferred stock                                7,782              17             (234)            7,565
U.S. Government and agency obligations                  22,661               -             (465)           22,196
State and municipal obligations                          9,032               -             (397)            8,635
------------------------------------------------------------------------------------------------------------------
     Total                                          $5,352,361          $8,197         $(96,744)       $5,263,814
------------------------------------------------------------------------------------------------------------------

Available-for-Sale securities at December 31, 2004 are distributed by type as presented below:

                                                                         Gross           Gross
                                                     Amortized        Unrealized       Unrealized         Fair
                                                       Cost              Gains           Losses           Value
------------------------------------------------------------------------------------------------------------------
                                                                          (in thousands)
Mortgage and other asset-backed securities          $3,226,417          $23,251        $(17,372)       $3,232,296
Corporate debt securities                            2,279,295           29,927         (14,043)        2,295,179
Stated maturity preferred stock                         24,043              348              (9)           24,382
Perpetual preferred stock                               17,782              168             (81)           17,869
U.S. Government and agency obligations                  25,365               62            (120)           25,307
State and municipal obligations                          9,048                2            (294)            8,756
------------------------------------------------------------------------------------------------------------------
     Total                                          $5,581,950          $53,758        $(31,919)       $5,603,789
------------------------------------------------------------------------------------------------------------------

Investments in securities with fixed maturities, on an amortized cost basis, comprised 90 percent and 92 percent of ACC's total investments at December 31, 2005 and 2004, respectively. Securities are rated by either Moody's, Standard & Poor's (S&P), or by Ameriprise's internal analysts, using criteria similar to Moody's and S&P, when a public rating does not exist. Ratings are presented using S&P's convention and if the two agency's ratings differ, the lower rating is used. A summary of investments in securities with fixed maturities, at amortized cost, by rating of investment is as follows:

Rating                                       2005             2004
---------------------------------------------------------------------
AAA                                           59%              57%
AA                                             8                6
A                                             14               15
BBB                                           16               18
Below investment grade                         3                4
---------------------------------------------------------------------
    Total                                    100%             100%
---------------------------------------------------------------------

Of the securities rated AAA, 43 percent and 63 percent at December 31, 2005 and 2004, respectively, are U.S. Government Agency mortgage-backed securities that are rated by a public rating agency. At both December 31, 2005 and 2004, approximately 3 percent, of securities with fixed maturities, other than GNMA, FNMA and FHLMC, are rated by Ameriprise's internal analysts.

The following table provides information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2005:

                                       Less than 12 months               12 months or more                      Total
                                --------------------------------------------------------------------------------------------------
                                     Fair          Unrealized         Fair          Unrealized        Fair            Unrealized
                                     Value           Losses           Value           Losses          Value             Losses
----------------------------------------------------------------------------------------------------------------------------------
                                                                        (in thousands)
Mortgage and other asset-
 backed securities                $1,884,284       $ (26,741)      $  816,052        $(25,673)      $2,700,336        $ (52,414)
Corporate debt securities          1,002,070         (20,372)         601,793         (22,780)       1,603,863          (43,152)
Stated maturity preferred
 stock                                 3,079             (53)           1,105             (29)           4,184              (82)
Perpetual preferred stock                  -               -            5,059            (234)           5,059             (234)
U.S. Government and agency
 obligations                          21,996            (465)               -               -           21,996             (465)
State and municipal
 obligations                               -               -            8,605            (397)           8,605             (397)
----------------------------------------------------------------------------------------------------------------------------------
Total                             $2,911,429       $ (47,631)      $1,432,614        $(49,113)      $4,344,043        $ (96,744)
----------------------------------------------------------------------------------------------------------------------------------

The following table provides information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2004:

                                       Less than 12 months               12 months or more                      Total
                                --------------------------------------------------------------------------------------------------
                                     Fair         Unrealized          Fair          Unrealized        Fair           Unrealized
                                     Value          Losses            Value           Losses          Value            Losses
----------------------------------------------------------------------------------------------------------------------------------
                                                                        (in thousands)
Mortgage and other asset-
 backed securities                $1,444,363       $(12,085)         $180,808        $(5,287)       $1,625,171        $(17,372)
Corporate debt securities            875,416        (10,104)          135,885         (3,939)        1,011,301         (14,043)
Stated maturity preferred
 stock                                 1,285             (9)                -              -             1,285              (9)
Perpetual preferred stock              5,213            (81)                -              -             5,213             (81)
U.S. Government and agency
 obligations                          10,053           (120)                -              -            10,053            (120)
State and municipal
 obligations                           3,850           (150)            4,859           (144)            8,709            (294)
----------------------------------------------------------------------------------------------------------------------------------
Total                             $2,340,180       $(22,549)         $321,552        $(9,370)       $2,661,732        $(31,919)
----------------------------------------------------------------------------------------------------------------------------------

In evaluating potential other-than-temporary impairments, ACC considers the extent to which cost exceeds fair value and the duration and size of that difference. A key metric in performing this evaluation is the ratio of fair value to cost. The following table summarizes the unrealized losses by ratio of fair value to cost as of December 31, 2005:

                             Less than 12 months                  12 months or more                        Total
----------------------------------------------------------------------------------------------------------------------------------
                       Number                   Gross     Number                    Gross     Number                    Gross
Ratio of Fair Value      of                   Unrealized    of                    Unrealized    of                    Unrealized
to Amortized Cost    Securities  Fair Value     Losses  Securities  Fair Value      Losses  Securities  Fair Value      Losses
----------------------------------------------------------------------------------------------------------------------------------
                                           (in thousands, except number of securities)
95% - 100%              351      $2,854,715    $(43,875)    165      $1,304,761    $(40,141)    516      $4,159,476    $(84,016)
90% - 95%                23          55,861      (3,650)     10         115,141      (6,928)     33         171,002     (10,578)
80% - 90%                 2             853        (106)      2          12,712      (2,044)      4          13,565      (2,150)
----------------------------------------------------------------------------------------------------------------------------------
    Total               376      $2,911,429    $(47,631)    177      $1,432,614    $(49,113)    553      $4,344,043    $(96,744)
----------------------------------------------------------------------------------------------------------------------------------

A majority of the gross unrealized losses related to corporate debt and substantially all of the gross unrealized losses related to mortgage and other asset-backed securities are attributable to changes in interest rates. A portion of the gross unrealized losses related to corporate debt securities are also attributed to credit spreads and specific issuer credit events. As noted in the table above, a significant portion of the unrealized loss relates to securities that have a fair value to amortized cost ratio of 95% or above resulting in an overall 98% ratio of fair value to amortized cost for all securities with an unrealized loss. The $2 million in unrealized losses for securities with an unrealized loss for twelve months or more and a fair value to amortized cost ratio in the 80-90% category relates to two corporate debt securities for which ACC expects that all contractual principal and interest will be received. The unrealized losses in the other categories are not concentrated in any individual industry or with any individual security.

ACC monitors the investments and metrics discussed above on a quarterly basis to identify and evaluate investments that have indications of possible other-than-temporary impairment. See the Available-for-Sale Securities section of Note 1 for information regarding ACC's policy for determining when an investment's decline in value is other than temporary.

As stated earlier, the majority of the gross unrealized losses on its Available-for-Sale securities are attributable to changes in interest rates. Additionally, ACC has the ability and intent to hold these securities for a time sufficient to recover its amortized cost and has, therefore, concluded that none are other-than-temporarily impaired at December 31, 2005.

The following is a distribution of Available-for-Sale securities by maturity as of December 31, 2005. Cash flows may differ from contractual maturities because issuers may call or prepay obligations.

                                                  Amortized          Fair
                                                     Cost            Value
------------------------------------------------------------------------------
                                                        (in thousands)
Due within 1 year                                 $  226,766       $  227,005
Due from 1 to 5 years                              1,543,251        1,510,767
Due from 5 to 10 years                               305,764          297,804
Due in more than 10 years                              2,206            2,183
------------------------------------------------------------------------------
                                                   2,077,987        2,037,759
Mortgage and asset-backed securities               3,266,592        3,218,490
Perpetual preferred stock                              7,782            7,565
------------------------------------------------------------------------------
     Total                                        $5,352,361       $5,263,814
------------------------------------------------------------------------------

Mortgage and other asset-backed securities primarily reflect GNMA, FNMA, and FHLMC securities at December 31, 2005 and 2004. The expected payouts on mortgage and other asset-backed securities may not coincide with their contractual maturities. As such, these securities, as well as perpetual preferred stock, were not included in the maturities distribution.

At December 31, 2005 and 2004 no one issuer, other than GNMA, FNMA and FHLMC, is greater than 1 percent of the fair market value of ACC's total investment portfolio.

Included in net realized gains and losses are gross realized gains and losses on sales of securities, as well as other-than-temporary impairment losses on investments, classified as Available-for-Sale, using the specific identification method, as noted in the following table for the years ended December 31:

                                         2005            2004          2003
------------------------------------------------------------------------------
                                                    (in millions)

Gross realized gains from sales         $  2.0          $ 6.1         $ 47.1
Gross realized losses from sales        $(19.4)         $(1.1)        $ (2.8)
Other-than-temporary impairments        $    -          $(0.6)        $(36.0)
------------------------------------------------------------------------------

The $36.0 million of other-than-temporary impairments in 2003 was primarily related to corporate debt securities impacted by continued operating difficulties and bankruptcies of certain large airline carriers and the overall impact on the airline industry.

ACC reserves freedom of action with respect to its acquisition of restricted securities that offer advantageous and desirable investment opportunities. In a private negotiation, ACC may purchase for its portfolio all or part of an issue of restricted securities. Since ACC would intend to purchase such securities for investment and not for distribution, it would not be "acting as a distributor" if such securities are resold by ACC at a later date. ACC's board of directors, using the aforementioned procedures and factors, approve fair value procedures, which are implemented by investment accounting.

In the event ACC were to be deemed to be a distributor of the restricted securities, it is possible that ACC would be required to bear the costs of registering those securities under the Securities Act of 1933, although in most cases such costs would be incurred by the issuer of the restricted securities.

4.  INVESTMENTS IN FIRST MORTGAGE LOANS ON REAL ESTATE AND OTHER LOANS

The carrying amounts and fair values of first mortgage loans on real estate and other loans at December 31 are below:

                                                             2005                                 2004
                                                ------------------------------------------------------------------
                                                   Carrying         Fair               Carrying           Fair
                                                    Amount          Value               Amount            Value
------------------------------------------------------------------------------------------------------------------
                                                                          (in thousands)
First mortgage loans on real estate                $306,318        $311,007            $329,452          $342,116
Other loans                                         130,969         131,576             139,295           140,428
Reserve for losses                                   (6,536)              -              (7,536)                -
------------------------------------------------------------------------------------------------------------------
     Net first mortgage and other loans            $430,751        $442,583            $461,211          $482,544
------------------------------------------------------------------------------------------------------------------

At December 31, 2005 and 2004, ACC held investments in impaired mortgage or other loans with carrying values totaling nil and $4.6 million, respectively. ACC recognized $0.1 million and $0.5 million of interest income related to such investments for the years ended December 31, 2005 and 2004, respectively.

At both December 31, 2005 and 2004, approximately 5 percent, of ACC's invested assets were first mortgage loans on real estate. Concentrations of credit risk of first mortgage loans on real estate by region at December 31 were:

                                                        2005       2004
--------------------------------------------------------------------------
Mortgages by U.S. region:
     North Central                                       25%        25%
     Atlantic                                            22         24
     Pacific                                             19         16
     South Central                                       14         17
     Mountain                                            12         10
     New England                                          8          8
--------------------------------------------------------------------------
Total                                                   100%       100%
--------------------------------------------------------------------------


Concentrations of credit risk of first mortgage loans on real estate by property type at December 31 were:

                                                        2005       2004
--------------------------------------------------------------------------
Mortgage loans by U.S. property type:
     Office buildings                                    46%        44%
     Shopping centers and Retail                         17         21
     Apartments                                          16         11
     Industrial buildings                                12         14
     Other                                                9         10
--------------------------------------------------------------------------
Total                                                   100%       100%
--------------------------------------------------------------------------

At December 31, 2005 and 2004, commitments for funding of first mortgage loans on real estate, at market interest rates, aggregated $9.3 million and $2.5 million, respectively. ACC holds the mortgage document, which gives ACC the right to take possession of the property if the borrower fails to perform according to the terms of the agreements. ACC employs policies and procedures to ensure the creditworthiness of the borrowers and that funds will be available on the funding date. ACC's first mortgage loans on real estate are restricted to 80 percent or less of the market value of the real estate at the time of the loan funding. Fair values for these commitments were not substantially different from the commitment amounts at December 31, 2005 and 2004.

5.  CERTIFICATE RESERVES

Reserves maintained on outstanding certificates have been computed in accordance with the provisions of the certificates and Section 28 of the 1940 Act. The average rates of accumulation on certificate reserves at December 31, 2005 were as follows:

                                                                                 Average Gross     Average
                                                                  Reserve         Accumulation    Additional
                                                                  Balance            Rates       Credit Rates
-----------------------------------------------------------------------------------------------------------------
                                                                     (in thousands, except percentages)
Installment certificates:
Reserves to mature:
  With guaranteed rates                                          $    7,496          4.00%          0.50%
  Without guaranteed rates (a)                                       80,388              -          2.25%
Additional credits and accrued interest                               2,632          3.30%              -
Advance payments and accrued interest (b)                               369          3.41%              -
Other                                                                     1              -          0.23%
Fully paid certificates:
Reserves to mature:
  With guaranteed rates                                              74,115          3.20%          0.07%
  Without guaranteed rates (a) and (c)                            5,448,914              -          2.88%
Additional credits and accrued interest                              34,689          0.41%              -
Due to unlocated certificate holders                                     31              -              -
----------------------------------------------------------------------------
     Total                                                       $5,648,635
----------------------------------------------------------------------------

The average rates of accumulation on certificate reserves at December 31, 2004 were as follows:

                                                                                 Average Gross     Average
                                                                  Reserve         Accumulation    Additional
                                                                  Balance            Rates       Credit Rates
--------------------------------------------------------------------------------------------------------------
                                                                     (in thousands, except percentages)
Installment certificates:
Reserves to mature:
  With guaranteed rates                                          $    9,394          4.00%          1.00%
  Without guaranteed rates (a)                                      107,243              -          1.76%
Additional credits and accrued interest                               3,092          3.25%              -
Advance payments and accrued interest (b)                               474          3.37%              -
Other                                                                     2              -          0.01%
Fully paid certificates:
Reserves to mature:
  With guaranteed rates                                              82,424          3.21%          0.02%
  Without guaranteed rates (a) and (c)                            5,584,515              -          1.30%
Additional credits and accrued interest                              48,053          0.32%              -
Due to unlocated certificate holders                                     46              -              -
----------------------------------------------------------------------------
     Total                                                       $5,835,243
----------------------------------------------------------------------------

(a) There is no minimum rate of accrual on these reserves. Interest is declared periodically, quarterly, or annually in accordance with the terms of the separate series of certificates.

(b) Certain series of installment certificates guarantee accrual of interest on advance payments at an average of 3.26 percent. ACC's rate of accrual is currently set at 4 percent, which is in effect through April 2007.

(c) Ameriprise Stock Market Certificate and Ameriprise Market Strategy Certificate enable the certificate owner to participate in any relative rise in a major stock market index without risking loss of principal. Generally the certificates have a term of 52 weeks and may continue for up to 20 successive terms. The reserve balances on these certificates at December 31, 2005 and 2004 were $1.2 billion and $1.5 billion, respectively.

Certificate maturities and surrenders during the years ended December 31, 2005 and 2004 were $3.6 billion and $2.4 billion, respectively.

On certain series of single payment certificates, additional interest is pre-declared for periods greater than one year. The retained earnings appropriated for the pre-declared additional interest at December 31, 2005 and 2004 was $3.2 million and $0.5 million, respectively, which reflects the difference between certificate reserves on these series, calculated on a statutory basis, and the reserves maintained per books.

Fair values of certificate reserves with interest rate terms of one year or less (including embedded derivatives) approximated the carrying values less any applicable surrender charges. Fair values for other certificate reserves are determined by discounted cash flow analyses using interest rates currently offered for certificates with similar remaining terms, less any applicable surrender charges.

The carrying amounts and fair values of certificate reserves at December 31, 2005 and 2004, respectively consisted of the following:

                                                                2005                                   2004
                                                     ---------------------------          ------------------------------
                                                      Carrying          Fair               Carrying            Fair
                                                       Amount           Value               Amount             Value
------------------------------------------------------------------------------------------------------------------------
                                                                           (in thousands)
Reserves with terms of one year or less              $5,073,606       $5,070,933          $5,393,448         $5,390,878
Other                                                   575,029          569,420             441,795            439,636
------------------------------------------------------------------------------------------------------------------------
     Total certificate reserves                       5,648,635        5,640,353           5,835,243          5,830,514
------------------------------------------------------------------------------------------------------------------------
Unapplied certificate transactions                          975              975               4,933              4,933
Certificate loans and accrued interest                  (11,456)         (11,456)            (13,176)           (13,176)
------------------------------------------------------------------------------------------------------------------------
     Total                                           $5,638,154       $5,629,872          $5,827,000         $5,822,271
------------------------------------------------------------------------------------------------------------------------

6.  DIVIDEND RESTRICTION

Certain series of installment certificates outstanding provide that cash dividends may be paid by ACC only in calendar years for which additional credits of at least one-half of one percent on such series of certificates have been authorized by ACC. This restriction has been satisfied for 2005 and 2004 by ACC's declaration of additional credits in meeting this requirement.

ACC is required to maintain cash and "qualified assets" meeting the standards of Section 28(b) of the 1940 Act, as modified by an order of the SEC. The amortized cost of such investments must be at least equal to ACC's net liabilities on all outstanding face-amount certificates plus $250,000. ACC's qualified assets consist of cash and cash equivalents, first mortgage loans on real estate and other loans, U.S. government and government agency securities, municipal bonds, corporate bonds, preferred stocks and other securities meeting specified standards.

So long as ACC wishes to rely on the SEC order, as a condition to the order, ACC has agreed to maintain an amount of unappropriated retained earnings and capital equal to at least 5 percent of certificate reserves (less outstanding certificate loans). To the extent that payment of a dividend would decrease the capital ratio below the required 5 percent, payment of a dividend would be restricted. In determining compliance with this condition, qualified assets are valued in accordance with the provisions of Minnesota Statutes where such provisions are applicable.

ACC has also entered into a written understanding with the State of Minnesota, Department of Commerce, that ACC will maintain capital equal to 5 percent of the assets of ACC (less outstanding certificate loans). To the extent that payment of a dividend would decrease this ratio below the required 5 percent, payment of a dividend would be restricted. When computing its capital for these purposes, ACC values its assets on the basis of statutory accounting for insurance companies rather than GAAP. ACC is subject to annual examination and supervision by the State of Minnesota, Department of Commerce (Banking Division).

7.  RELATED PARTY TRANSACTIONS

INVESTMENT ADVISORY, JOINT FACILITIES AND TECHNOLOGY SUPPORT
The investment advisory and services agreement with RiverSource Investments provides for a graduated scale of fees equal on an annual basis to 0.750 percent on the first $250 million of total book value of investments of ACC,
0.650 percent on the next $250 million, 0.550 percent on the next $250 million, 0.500 percent on the next $250 million and 0.107 percent on the amount in excess of $1 billion. The fee is payable monthly in an amount equal to one-twelfth of each of the percentages set forth above. Excluded from investments for purposes of this computation are first mortgage and other loans, real estate and any other asset on which ACC pays an outside advisory or service fee. The fee paid to RiverSource Investments for managing and servicing bank loans is equal to 0.35 percent of book value of the investment on an annual basis.

DISTRIBUTION SERVICES
Fees payable to AMPF on sales of ACC's certificates are based upon terms of agreements giving AMPF the right to distribute the certificates covered under the agreements. The agreements provide for payment of fees over a period of time.

From time to time, ACC may sponsor or participate in sales promotions involving one or more of the certificates and their respective terms. These promotions may offer a special interest rate to attract new clients or retain existing clients. To cover the cost of these promotions, distribution fees paid to AMPF may be lowered. From September 29, 2004 through March 1, 2005, ACC sponsored a sales promotion on the Flexible Savings Certificate. During that time, the distribution fee on 7 and 11 month Flexible Savings Certificates was 0.08 percent of the initial payment and 0.08 percent of the reserves maintained for these certificates at the beginning of the second and subsequent quarters after issuance.

The aggregate fees payable under the agreements is $25 per $1,000 face amount of installment certificates sold on or after April 30, 1997. The aggregate fees payable for the first year is $2.50 and the remaining $22.50 aggregate fees is payable over nine subsequent years.

The previously offered American Express Investors Certificates have contractual distribution fee rates at an annualized rate of 1 percent of the reserves maintained for the certificates. Fees are paid at the end of each term on certificates with a one, two or three-month term. Fees are paid each quarter from date of issuance on certificates with a six, twelve, twenty-four or thirty-six month term. On October 1, 2005, the distribution fee rate decreased 15 basis points as a consequence of the orderly wind-down of business marketed through AEB and AEBI.

Effective April 26, 2000, the Ameriprise Flexible Savings Certificates have contractual distribution fee rates of 0.08 percent of the purchase price at the time of issuance and 0.08 percent of the reserves maintained for these certificates at the beginning of the second and subsequent quarters from issue date.

Effective April 25, 2001, the Ameriprise Cash Reserve Certificates have contractual distribution fee rates of 0.0625 percent of the purchase price at the time of issuance and 0.0625 percent of the reserves maintained for these certificates at the beginning of the second and subsequent quarters from issue date.

Effective April 28, 1999, the Ameriprise Stock Market Certificate, sold through AMPF, and Ameriprise Market Strategy Certificates have contractual distribution fee rates of 0.90 percent of the initial investment on the first day of the certificate's term and 0.90 percent of the reserves maintained for these certificates at the beginning of each subsequent term.

Effective April 26, 2000, the previously offered American Express Stock Market Certificates, sold through American Express Bank International, have contractual distribution fee rates of 1 percent. Fees are paid on the purchase price on the first day of the certificate's term and on the reserves maintained for these certificates at the beginning of each subsequent term.

The basis for computing fees paid or payable to AEB for the distribution of the previously offered American Express Special Deposits Certificates on an annualized basis is 1.25 percent of the reserves maintained for the certificates on an amount from $100,000 to $249,999, 0.80 percent on an amount from $250,000 to $499,999, 0.65 percent on an amount from $500,000 to $999,999 and 0.50 percent on an amount $1,000,000 or more. Fees are paid at the end of each term on certificates with a one, two, or three-month term. Fees are paid at the end of each quarter from date of issuance on certificates with six, twelve, twenty-four, or thirty-six month terms. On October 1, 2005, the distribution fee rate decreased 15 basis points as a consequence of the orderly wind-down of business marketed through AEB and AEBI.

DEPOSITORY FEES
The basis for computing fees paid or payable to Ameriprise Trust Company for depository services is as follows:

Depository fees paid or payable to Ameriprise Trust Company is:
   Maintenance charge per account     5 cents per $1,000 of assets on deposit

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

TRANSFER AGENT FEES
The basis of computing transfer agent fees paid or payable to RiverSource Service Corporation is under a Transfer Agency Agreement effective December 2, 2004. RiverSource Service Corporation maintains certificate owner accounts and records. ACC pays RiverSource Service Corporation a monthly fee of one-twelfth of $10.353 per certificate owner account for this service.

8.  INCOME TAXES

Provisions (benefits) for income taxes were:

                                                          2005          2004           2003
                                                        ---------     ---------      --------
                                                                    (in thousands)
Federal income tax:
  Current                                               $   3,760     $  44,763      $ 44,777
  Deferred                                                 12,987       (18,934)      (17,804)
-----------------------------------------------------------------------------------------------
Total federal income tax                                   16,747        25,829        26,973
State, local and other income taxes                          (534)          826         1,354
-----------------------------------------------------------------------------------------------
Total                                                   $  16,213     $  26,655      $ 28,327
-----------------------------------------------------------------------------------------------

The principal reasons that the aggregate income tax provision is different from that computed by using the U.S. statutory rate of 35% are as follows:

                                                2005       2004       2003
-----------------------------------------------------------------------------
Tax at U.S. statutory rate                      35.0%      35.0%      35.0%
Dividend exclusion                              (1.0)%     (1.1)%     (1.2)%
Other, net                                       2.5%      (0.1)%     (0.6)%
-----------------------------------------------------------------------------
Income tax provision                            36.5%      33.8%      33.2%
-----------------------------------------------------------------------------

Deferred income tax provision (benefit) results from differences between assets and liabilities measured for financial reporting and for income tax purposes. The significant components of deferred tax assets and liabilities at December 31, 2005 and 2004, respectively are reflected in the following table:

                                                                      2005          2004
------------------------------------------------------------------------------------------
                                                                        (in thousands)
Deferred income tax assets:
     Certificate reserves                                           $11,010       $18,676
     Investments, including bond discounts and premiums              18,754        24,512
     Investment unrealized losses, net                               30,991             -
     Other                                                               33             -
------------------------------------------------------------------------------------------
Total deferred income tax assets                                     60,788        43,188
------------------------------------------------------------------------------------------
Deferred income tax liabilities:
     Investment unrealized gains, net                                     -         7,780
     Other                                                              520           925
------------------------------------------------------------------------------------------
Total deferred income tax liabilities                                   520         8,705
------------------------------------------------------------------------------------------
Net deferred income tax assets                                      $60,268       $34,483
------------------------------------------------------------------------------------------

ACC is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. In the opinion of management, it is more likely than not that ACC will realize the benefit of the deferred tax assets and, therefore, no such valuation allowance has been established.

9.  DERIVATIVE FINANCIAL INSTRUMENTS

ACC maintains an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate and equity market volatility. ACC may enter into interest rate swaps to manage interest rate sensitivity and currently enters into options and futures contracts to mitigate the negative effect on earnings that would result from an increase in the equity markets. ACC did not hold any interest rate swaps at December 31, 2005. ACC reclassified into earnings pretax losses of $0.1 million and $5.4 million as a result of interest rate swap agreements during 2005 and 2004, respectively.

For the years ended December 31, 2005 and 2004, ACC recognized no losses on the derivatives as a result of ineffectiveness.

ACC offers Ameriprise Stock Market Certificates (SMC) that offer a return based upon the relative change in a major stock market index between the beginning and end of the SMC's term. The SMC product contains an embedded derivative, essentially the equity based return of the certificate that must be separated from the host contract and accounted for as a derivative instrument. As a result of fluctuations in equity markets, and the corresponding changes in value of the embedded derivative, the amount of expenses incurred by ACC related to SMC will positively or negatively impact reported earnings. As a means of hedging its obligations under the provisions for these certificates, ACC purchases and writes call options on the major stock market index. ACC views this strategy as a prudent management of equity market sensitivity, such that earnings are not exposed to undue risk presented by changes in equity market levels. ACC also purchases futures on the major stock market index to economically hedge its obligations. The futures are marked-to-market daily and exchange traded, exposing ACC to no counterparty risk.

The options and futures contracts do not receive special hedge accounting under SFAS No. 133. As such, any changes in the fair value of the contracts are taken through earnings. The fair values of the purchased and written call options are included in equity indexed options and other liabilities, respectively, on the balance sheet. The fair value of the embedded derivatives is reflected in certificate reserves. Gains (losses) on options and futures are reflected in investment income, equity index options, on the statements of income. Changes in fair values of embedded derivative instruments are reflected in provision for certificate reserves.

By using derivative instruments, ACC is exposed to credit and market risk. Credit risk is the possibility that the counterparty will not fulfill the terms of the contract. ACC monitors credit risk related to derivative financial instruments through established approval procedures, including setting concentration limits by counterparty, reviewing credit ratings and requiring collateral where appropriate.

Market risk is the possibility that the value of the derivative financial instrument will change due to fluctuations in a factor from which the instrument derives its value, primarily an interest rate or a major stock market index. ACC manages the market risk associated with interest rate contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken. ACC primarily uses derivatives to manage risk and, therefore, cash flow and income effects of such derivatives generally offset effects of the underlying certificate product reserves.

10.  FAIR VALUES OF FINANCIAL INSTRUMENTS

The following table discloses fair value information for financial instruments. ACC discloses fair value information for financial instruments for which it is practicable to estimate that value. The fair values of the financial instruments presented are estimates based upon market conditions and perceived risks at December 31, 2005 and 2004 and may require management judgment to estimate such values. These figures may not be indicative of future fair values. The fair value of the Company, therefore, cannot be estimated by aggregating the amounts presented herein. The estimated fair value of certain financial instruments such as cash and cash equivalents and certificate loans approximate the carrying amounts disclosed in the Balance Sheets.

The following table discloses carrying value and fair value information for the financial instruments at December 31:

                                                                          2005                               2004
-------------------------------------------------------------------------------------------------------------------------------
                                                               Carrying           Fair            Carrying            Fair
                                                                Value             Value             Value             Value
-------------------------------------------------------------------------------------------------------------------------------
                                                                                        (in thousands)
Financial assets:
  Assets for which carrying values approximate fair values    $  119,100        $  119,100        $   35,212        $   35,212
  Available-for-Sale securities                               $5,263,814        $5,263,814        $5,603,789        $5,603,789
  Net first mortgage loans on real estate and other loans     $  430,751        $  442,583        $  461,211        $  482,544
  Derivative financial instruments                            $   73,942        $   73,942        $  116,285        $  116,285
Financial liabilities:
  Liabilities for which carrying values approximate
   fair values                                                $   23,343        $   23,343        $   10,793        $   10,793
  Net certificate reserves                                    $5,638,154        $5,629,872        $5,827,000        $5,822,271
  Derivative financial instruments                            $   38,128        $   38,128        $   72,708        $   72,708
-------------------------------------------------------------------------------------------------------------------------------

The following methods were used to estimate the fair values of financial assets and financial liabilities:

FINANCIAL ASSETS
Assets for which carrying values approximate fair values are cash and cash equivalents.

Available-for-Sale securities are carried at fair value in the Balance Sheets. Gains and losses are recognized in the results of operations upon disposition. In addition, impairment losses are recognized when management determines that a decline in value is other-than-temporary.

The fair value of mortgage loans on real estate, except those with significant credit deterioration, are estimated using discounted cash flow analysis, based on current interest rates for loans with similar terms to borrowers of similar credit quality. For loans with significant credit deterioration, fair values are based on estimates of future cash flows discounted at rates commensurate with the risk inherent in the revised cash flow projections, or for collateral dependent loans, on collateral values.

Derivative financial instruments are carried at fair value within other qualified assets or other liabilities. The fair value of the derivative financial instruments are determined using either market quotes or valuation models that are based upon the net present value of estimated future cash flows and incorporate current market data inputs.

FINANCIAL LIABILITIES
Liabilities for which carrying values approximate fair values include certain other liabilities. The carrying value approximates fair value due to the short-term nature of these liabilities.

For variable rate investment certificates that reprice within a year, fair values approximate carrying values. For other investment certificates, fair value is estimated using discounted cash flows based on current interest rates. The valuations are reduced by the amount of the applicable surrender charges.

AMERIPRISE CERTIFICATE COMPANY                                                                                           SCHEDULE I
INVESTMENTS OF SECURITIES IN UNAFFILIATED ISSUERS
AT DECEMBER 31, 2005

                                                                         BAL HELD AT 12/31/05
                                                                           PRINCIPAL AMT OF
                                                                         BONDS & NOTES OR # OF     COST      VALUE AT 12/31/05
ISSUER NAME AND ISSUER TITLE                                                     SHARES        (NOTES a & c)     (NOTE a)
-----------------------------------------------------                    -----------------------------------------------------

TOTAL - BONDS AND NOTES

U.S. GOVERNMENT
U.S. Government-Direct Obligations

FNMA COLLATERAL - MUNI                                  2008       4.000%        15,000            14,995          14,703
FNMA COLLATERAL - MUNI                                  2012       4.450%         7,294             7,294           7,124
U.S. TREASURY                                           2006       5.625%           200               200             200
U.S. TREASURY                                           2014       4.750%           165               172             169
TOTAL - U.S. GOVERNMENT-DIRECT OBLIGATIONS                                       22,659            22,661          22,196

TOTAL - U.S. GOVERNMENT                                                          22,659            22,661          22,196

MORTGAGE BACKED SECURITIES
Mortgage Backed Securities
ADJUSTABLE RATE MORTGAGE TRUST                          2035       4.659%         5,556             5,556           5,567
AESOP FUNDING II LLC AESOP_03-                          2009       3.720%         7,500             7,598           7,302 (d)
AESOP_05-4                                              2010       4.400%        18,000            17,995          17,624 (d)
AESOP_2003-2                                            2009       3.610%         4,700             4,640           4,573 (d)
ALPS_05-1                                               2030       4.731%         4,877             4,877           4,882 (d)
AMCAR_04-BM                                             2011       2.670%         4,200             4,152           4,080
ARG FUNDING CORP                                        2007       4.820%           389               389             389 (d)
ARMT_2004-2                                             2035       5.261%         5,366             5,424           5,362
BAA_2003-1                                              2033       5.000%         5,081             5,104           5,040
BACM_03-1                                               2036       3.878%         8,936             8,884           8,600
BACM_2004-5                                             2041       4.176%        12,000            12,028          11,730
BALL_01-FM                                              2016       6.119%         3,129             3,129           3,226 (d)
BANC OF AMERICA FUNDING CORP B                          2035       5.449%         9,134             9,198           9,130
BANK OF AMERICA MORTGAGE SECUR                          2033       4.164%        15,000            14,933          14,685
BANK ONE ISSUANCE TRUST BOIT                            2010       4.739%         9,750             9,790           9,798
BANK ONE ISSUANCE TRUST BOIT                            2011       4.689%        10,000            10,037          10,045
BANK ONE ISSUANCE TRUST BOIT                            2011       3.860%        13,400            13,398          13,096
BEAR STEARNS ALT-A TRUST BALTA                          2035       4.722%        12,039            12,015          11,817
BEAR STEARNS ALT-A TRUST BALTA                          2035       5.274%         4,716             4,735           4,688
BOAMS_04-B                                              2034       3.971%         9,365             9,338           8,912
BOAMS_04-F_2A6                                          2034       4.156%        10,000             9,791           9,776
BOAMS_04G                                               2034       4.577%         8,587             8,474           8,703
BOAMS_2004-E                                            2034       4.114%        15,000            14,889          14,484
BOAMS_2004-E                                            2034       4.035%         5,916             5,704           5,745
BOAMS_2004-H                                            2034       4.468%         4,860             4,810           4,828
BSARM_2003-2                                            2033       3.990%         7,374             7,406           7,259 (d)
BSCMS_03-TOP10                                          2040       4.000%         7,651             7,678           7,420
BSCMS_2004-PWR5                                         2042       4.254%         7,200             7,230           7,012
BVMBS_05-1                                              2035       4.475%        15,976            15,925          15,399
CARAT_2004-2                                            2007       3.120%         5,334             5,334           5,315
CARAT_2004-2                                            2009       3.920%        10,000             9,868           9,768
CDCSC_02-FX1                                            2019       5.252%         8,292             8,313           8,361
CDTIM_05-1A                                             2017       4.670%         8,008             8,007           7,926 (d)
CENTEX HOME EQUITY CHECK_03-A                           2031       3.750%         7,390             7,304           7,308
CENTEX HOME EQUITY CHEC_01-A                            2029       6.470%           176               176             176
CIT EQUIPMENT COLLATERAL 2004-                          2008       3.500%         5,000             5,000           4,925
CMAC_98-C1                                              2031       6.490%         7,404             7,822           7,605
CMLTI_05-3                                              2035       4.704%         9,412             9,364           9,258
CNH_05-A                                                2007       3.640%        19,675            19,675          19,592
COAFT_02-B                                              2009       3.320%         7,326             7,378           7,277
COMM_04-LNB3                                            2037       4.713%         7,500             7,523           7,441
COPAR_2004-3                                            2007       3.040%         4,537             4,537           4,526
COUNTRYWIDE HOME EQUITY LOAN C                          2034       4.649%         4,081             4,079           4,087
COUNTRYWIDE HOME LOANS CWHL_05                          2035       5.522%         2,264             2,263           2,263
COUNTRYWIDE HOME LOANS CWHL_05                          2035       4.484%         8,220             8,220           8,220
CSFBMSC_04-C2                                           2036       3.819%         6,411             6,258           6,087



AMERIPRISE CERTIFICATE COMPANY                                                                                           SCHEDULE I
INVESTMENTS OF SECURITIES IN UNAFFILIATED ISSUERS
AT DECEMBER 31, 2005

                                                                         BAL HELD AT 12/31/05
                                                                           PRINCIPAL AMT OF
                                                                         BONDS & NOTES OR # OF     COST      VALUE AT 12/31/05
ISSUER NAME AND ISSUER TITLE                                                     SHARES        (NOTES a & c)     (NOTE a)
-----------------------------------------------------                    -----------------------------------------------------

CWALT_05-24                                             2035       4.473%        13,991            14,138          14,030
CWALT_05-27                                             2035       4.657%        18,744            18,937          18,744
CWA_2004-33                                             2034       4.953%         6,203             6,256           6,263
CWA_2004-J7                                             2034       4.673%         9,861             9,839           9,712
CWHEL_04-K                                              2034       4.669%         3,948             3,953           3,955
CWHEL_04-R                                              2030       4.619%         5,728             5,728           5,733
CWHEL_04-U                                              2034       4.639%         5,961             5,961           5,969
CWHEL_05-A                                              2035       4.609%         6,467             6,467           6,470
CWHEL_05-B                                              2035       4.549%         6,838             6,838           6,835
CWHEL_2004-N                                            2034       4.649%         3,992             3,990           3,998
CWHEL_2004-S                                            2030       4.609%         5,478             5,478           5,481
CWHL_04-12                                              2034       4.602%         7,496             7,423           7,293
CWHL_05-HYB7                                            2035       5.832%        24,022            24,238          24,296
DART_05-2                                               2010       4.120%        15,000            14,999          14,862 (d)
DLJCMC_99-CG3                                           2032       7.120%         2,541             2,542           2,565
DRAT_04-1                                               2008       3.500%         4,573             4,573           4,549 (d)
DSLA_05-AR1                                             2045       4.620%         8,751             8,751           8,712
EQUITY ONE EQABS_2004-3                                 2034       4.265%        10,000            10,057           9,928
EQUITY ONE EQABS_2004-3                                 2034       5.100%        10,000            10,222           9,976
FANNIE MAE FNMA_03-28                                   2022       5.000%         8,580             8,697           8,504
FANNIE MAE FNMA_04-3                                    2034       3.750%        10,000            10,045           9,887
FANNIE MAE FNMA_05-40                                   2030       5.000%        12,612            12,690          12,472
FANNIE MAE FNMA_99-8                                    2014       6.000%         4,727             4,698           4,797
FHAMS_04-AA7                                            2035       4.742%         6,858             6,909           6,810
FHAMS_05-AA2                                            2035       5.137%        10,451            10,662          10,619
FHAMS_05-AA3                                            2035       5.394%        15,648            15,807          15,665
FHAT_2004-A4                                            2034       5.405%         5,916             5,980           5,978
FHLMC_2382                                              2030       5.500%         5,065             5,026           5,125
FHLMC_2473                                              2030       5.500%         1,243             1,240           1,242
FHLMC_2478                                              2021       5.250%         6,293             6,286           6,235
FHLMC_2619                                              2022       5.000%        19,333            19,719          19,078
FHLMC_2835                                              2032       4.500%        11,460            11,446          11,174
FHLMC_2872                                              2022       4.500%        10,000            10,015           9,705
FHLMC_2901                                              2033       4.500%         8,029             8,022           7,879
FHLMC_2907                                              2019       4.500%         8,427             8,423           8,270
FMGT_03-T5                                              2013       4.055%         6,847             6,847           6,715
FNMA COLLATERAL - MUNI                                  2019       6.075%        12,908            13,196          13,047
FNMA COLLATERAL - MUNI                                  2033       4.536%        10,449            10,300          10,129
FNMA COLLATERAL - MUNI 050973                           2009       6.000%         2,444             2,414           2,482
FNMA COLLATERAL - MUNI 105989                           2020       5.759%           288               301             295
FNMA COLLATERAL - MUNI 190726                           2033       5.748%           878               897             881
FNMA COLLATERAL - MUNI 249907                           2024       5.125%         1,125             1,136           1,177
FNMA COLLATERAL - MUNI 250670                           2011       7.000%           332               333             344
FNMA COLLATERAL - MUNI 250671                           2011       7.500%           954               954             996
FNMA COLLATERAL - MUNI 250857                           2012       7.000%           868               866             901
FNMA COLLATERAL - MUNI 252259                           2014       5.500%            65                64              66
FNMA COLLATERAL - MUNI 252344                           2014       5.500%         4,559             4,460           4,604
FNMA COLLATERAL - MUNI 252381                           2014       5.500%         4,520             4,416           4,555
FNMA COLLATERAL - MUNI 254010                           2008       5.500%         1,161             1,159           1,163
FNMA COLLATERAL - MUNI 254195                           2017       5.500%         7,162             7,143           7,215
FNMA COLLATERAL - MUNI 254508                           2012       5.000%        13,041            13,288          13,033
FNMA COLLATERAL - MUNI 254584                           2012       5.000%        19,985            20,279          19,973
FNMA COLLATERAL - MUNI 254586                           2013       5.000%        31,245            31,916          31,225
FNMA COLLATERAL - MUNI 254590                           2018       5.000%        25,071            25,263          24,843
FNMA COLLATERAL - MUNI 254591                           2018       5.500%        13,467            13,919          13,560
FNMA COLLATERAL - MUNI 254663                           2013       5.000%         4,457             4,519           4,454
FNMA COLLATERAL - MUNI 254720                           2018       4.500%        71,173            71,506          69,478
FNMA COLLATERAL - MUNI 303259                           2025       5.504%           927               953             936
FNMA COLLATERAL - MUNI 303445                           2009       5.500%         1,600             1,565           1,614
FNMA COLLATERAL - MUNI 303970                           2024       6.000%         3,379             3,334           3,410
FNMA COLLATERAL - MUNI 313042                           2011       7.000%           695               696             718





AMERIPRISE CERTIFICATE COMPANY                                                                                           SCHEDULE I
INVESTMENTS OF SECURITIES IN UNAFFILIATED ISSUERS
AT DECEMBER 31, 2005

                                                                         BAL HELD AT 12/31/05
                                                                           PRINCIPAL AMT OF
                                                                         BONDS & NOTES OR # OF     COST      VALUE AT 12/31/05
ISSUER NAME AND ISSUER TITLE                                                     SHARES        (NOTES a & c)     (NOTE a)
-----------------------------------------------------                    -----------------------------------------------------

FNMA COLLATERAL - MUNI 313522                           2012       7.000%         1,711             1,716           1,775
FNMA COLLATERAL - MUNI 313561                           2012       8.000%           972               985           1,028
FNMA COLLATERAL - MUNI 323290                           2013       6.000%           160               159             163
FNMA COLLATERAL - MUNI 323748                           2014       6.500%         2,688             2,635           2,765
FNMA COLLATERAL - MUNI 323833                           2014       6.000%         1,378             1,366           1,409
FNMA COLLATERAL - MUNI 36225                            2016       9.000%            11                11              12
FNMA COLLATERAL - MUNI 367005                           2012       7.000%           696               692             723
FNMA COLLATERAL - MUNI 386642                           2008       3.930%        11,589            11,834          11,277
FNMA COLLATERAL - MUNI 509806                           2014       6.500%         1,122             1,111           1,154
FNMA COLLATERAL - MUNI 51617                            2017      10.000%            12                12              13
FNMA COLLATERAL - MUNI 545249                           2016       5.500%         8,519             8,550           8,581
FNMA COLLATERAL - MUNI 545303                           2016       5.000%         9,762             9,628           9,672
FNMA COLLATERAL - MUNI 545400                           2017       5.500%        11,553            11,497          11,638
FNMA COLLATERAL - MUNI 545492                           2022       5.500%         3,448             3,414           3,451
FNMA COLLATERAL - MUNI 545679                           2022       5.500%         7,193             7,005           7,198
FNMA COLLATERAL - MUNI 545786                           2032       5.547%         2,683             2,694           2,564
FNMA COLLATERAL - MUNI 555724                           2018       4.500%        10,589            10,538          10,328
FNMA COLLATERAL - MUNI 566074                           2031       5.858%           835               834             840
FNMA COLLATERAL - MUNI 584507                           2031       5.669%         1,196             1,191           1,220
FNMA COLLATERAL - MUNI 584829                           2016       6.000%         2,783             2,763           2,845
FNMA COLLATERAL - MUNI 585743                           2016       5.500%         8,009             8,046           8,068
FNMA COLLATERAL - MUNI 616220                           2016       5.000%         7,088             6,958           7,023
FNMA COLLATERAL - MUNI 617270                           2017       5.000%         8,098             8,002           8,024
FNMA COLLATERAL - MUNI 620293                           2032       5.498%         3,126             3,100           3,094
FNMA COLLATERAL - MUNI 622462                           2016       5.500%         6,505             6,427           6,552
FNMA COLLATERAL - MUNI 623866                           2017       5.000%         9,580             9,552           9,491
FNMA COLLATERAL - MUNI 625943                           2017       5.000%        13,686            13,649          13,561
FNMA COLLATERAL - MUNI 651629                           2032       5.152%         1,400             1,403           1,396
FNMA COLLATERAL - MUNI 653342                           2032       5.156%           926               929             937
FNMA COLLATERAL - MUNI 654158                           2032       4.917%         3,587             3,591           3,568
FNMA COLLATERAL - MUNI 654195                           2032       4.919%         4,338             4,341           4,316
FNMA COLLATERAL - MUNI 655646                           2032       5.777%         2,396             2,399           2,389
FNMA COLLATERAL - MUNI 655798                           2032       5.224%         5,661             5,649           5,639
FNMA COLLATERAL - MUNI 661349                           2032       5.429%         1,279             1,282           1,282
FNMA COLLATERAL - MUNI 661501                           2032       5.091%         1,947             1,955           1,943
FNMA COLLATERAL - MUNI 661744                           2032       5.343%         3,339             3,351           3,366
FNMA COLLATERAL - MUNI 664521                           2032       5.124%         3,708             3,722           3,703
FNMA COLLATERAL - MUNI 664750                           2032       4.948%         2,401             2,405           2,401
FNMA COLLATERAL - MUNI 670731                           2032       5.328%         5,624             5,647           5,445
FNMA COLLATERAL - MUNI 670779                           2032       5.126%         6,972             7,012           6,939
FNMA COLLATERAL - MUNI 670890                           2032       4.719%         7,571             7,593           7,450
FNMA COLLATERAL - MUNI 670912                           2032       5.069%         6,326             6,345           6,280
FNMA COLLATERAL - MUNI 670947                           2032       4.681%         7,878             7,906           7,745
FNMA COLLATERAL - MUNI 685479                           2018       4.500%        24,123            24,277          23,527
FNMA COLLATERAL - MUNI 694852                           2033       5.015%         6,677             6,797           6,634
FNMA COLLATERAL - MUNI 70007                            2017       5.164%           194               196             198
FNMA COLLATERAL - MUNI 701161                           2018       4.500%        16,898            17,010          16,481
FNMA COLLATERAL - MUNI 70117                            2017       4.969%            83                83              84
FNMA COLLATERAL - MUNI 701269                           2018       4.500%        19,071            19,194          18,600
FNMA COLLATERAL - MUNI 704592                           2018       5.000%        11,122            11,482          11,019
FNMA COLLATERAL - MUNI 708635                           2018       5.000%         8,030             8,287           7,956
FNMA COLLATERAL - MUNI 708646                           2018       4.500%        10,679            10,709          10,416
FNMA COLLATERAL - MUNI 722779                           2033       4.418%        13,437            13,466          12,779
FNMA COLLATERAL - MUNI 725558                           2034       4.581%         4,202             4,161           4,136
FNMA COLLATERAL - MUNI 725694                           2034       4.766%         6,480             6,348           6,269
FNMA COLLATERAL - MUNI 725719                           2033       4.843%         8,732             8,697           8,565
FNMA COLLATERAL - MUNI 733525                           2033       3.958%        13,106            12,562          12,446
FNMA COLLATERAL - MUNI 739194                           2033       5.041%         4,058             4,071           4,011
FNMA COLLATERAL - MUNI 743856                           2033       4.703%         3,419             3,424           3,334
FNMA COLLATERAL - MUNI 758873                           2033       4.494%         7,233             7,149           6,996
FNMA COLLATERAL - MUNI 774968                           2034       4.760%         4,066             4,114           3,952




AMERIPRISE CERTIFICATE COMPANY                                                                                           SCHEDULE I
INVESTMENTS OF SECURITIES IN UNAFFILIATED ISSUERS
AT DECEMBER 31, 2005

                                                                         BAL HELD AT 12/31/05
                                                                           PRINCIPAL AMT OF
                                                                         BONDS & NOTES OR # OF     COST      VALUE AT 12/31/05
ISSUER NAME AND ISSUER TITLE                                                     SHARES        (NOTES a & c)     (NOTE a)
-----------------------------------------------------                    -----------------------------------------------------

FNMA COLLATERAL - MUNI 794787                           2034       5.180%        10,830            10,976          10,732
FNMA COLLATERAL - MUNI 799733                           2034       5.056%         6,218             6,330           6,163
FNMA COLLATERAL - MUNI 801917                           2034       5.026%        12,343            12,407          12,130
FNMA COLLATERAL - MUNI 804561                           2034       4.448%         8,085             8,105           7,972
FNMA COLLATERAL - MUNI 809532                           2035       4.933%         9,365             9,437           9,265
FNMA COLLATERAL - MUNI 834552                           2035       4.898%         9,834             9,894           9,647
FNMA COLLATERAL - MUNI 88879                            2019       4.817%           279               284             280
FNMA COLLATERAL - MUNI 89125                            2019       4.999%           759               777             772
FNMA_02-10                                              2042       5.000%           599               599             599
FNMA_03-18                                              2043       4.610%        15,000            15,050          14,922
FNMA_04-81                                              2020       4.350%        12,500            12,508          12,219
FNMA_04-89                                              2022       4.500%        10,000             9,943           9,758
FNMA_2004-W8                                            2044       4.572%         9,000             8,997           8,943
FREDDIE MAC 1B0183                                      2031       5.350%         2,106             2,081           2,116
FREDDIE MAC 350190                                      2022       5.375%           288               299             296
FREDDIE MAC 405014                                      2019       5.047%           127               127             130
FREDDIE MAC 405092                                      2019       5.366%           131               130             133
FREDDIE MAC 405185                                      2018       4.552%           348               346             354
FREDDIE MAC 405243                                      2019       5.033%           133               135             137
FREDDIE MAC 405360                                      2019       4.882%            49                49              50
FREDDIE MAC 405437                                      2019       5.775%           107               106             109
FREDDIE MAC 405455                                      2019       5.470%           119               120             122
FREDDIE MAC 405615                                      2019       5.424%           221               225             224
FREDDIE MAC 605041                                      2019       5.267%            25                25              25
FREDDIE MAC 605048                                      2018       5.206%           139               139             142
FREDDIE MAC 605432                                      2017       5.522%           141               141             143
FREDDIE MAC 605433                                      2017       4.886%           280               280             285
FREDDIE MAC 605454                                      2017       5.111%           521               519             529
FREDDIE MAC 606024                                      2019       4.778%           285               283             288
FREDDIE MAC 606025                                      2019       4.999%           870               871             877
FREDDIE MAC 630074                                      2018       4.750%            49                49              50
FREDDIE MAC 780514                                      2033       5.017%        14,722            15,115          14,492
FREDDIE MAC 780845                                      2033       4.551%         7,317             7,108           7,220
FREDDIE MAC 780903                                      2033       4.554%         7,164             7,096           6,935
FREDDIE MAC 781884                                      2034       5.162%        47,150            47,737          46,516
FREDDIE MAC 785363                                      2025       4.931%           450               456             461
FREDDIE MAC 785619                                      2026       5.750%           238               239             243
FREDDIE MAC 785634                                      2026       5.625%           205               205             210
FREDDIE MAC 788941                                      2031       5.590%           782               770             786
FREDDIE MAC 840031                                      2019       5.500%            12                12              12
FREDDIE MAC 840035                                      2019       5.583%           122               121             123
FREDDIE MAC 840036                                      2019       5.630%           234               238             239
FREDDIE MAC 840072                                      2019       4.870%           145               145             146
FREDDIE MAC 845154                                      2022       5.468%           329               342             336
FREDDIE MAC 845523                                      2023       5.460%           267               276             268
FREDDIE MAC 845654                                      2024       5.537%           790               803             813
FREDDIE MAC 845730                                      2023       5.694%         1,217             1,259           1,254
FREDDIE MAC 845733                                      2024       5.215%         1,060             1,077           1,091
FREDDIE MAC 846072                                      2029       5.279%           426               436             434
FREDDIE MAC 846107                                      2025       5.909%           445               455             454
FREDDIE MAC 865008                                      2018       6.063%           554               565             566
FREDDIE MAC FHLMC_2542                                  2022       5.500%        12,806            13,098          12,840
FREDDIE MAC FHLMC_2548                                  2022       5.500%        33,095            33,622          33,321
FREDDIE MAC FHLMC_2550                                  2022       5.500%         9,520             9,684           9,545
FREDDIE MAC FHLMC_2556                                  2022       5.500%        40,043            40,782          39,988
FREDDIE MAC FHLMC_2558                                  2022       5.500%        12,276            12,470          12,392
FREDDIE MAC FHLMC_2574                                  2022       5.000%         9,381             9,531           9,295
FREDDIE MAC FHLMC_2586                                  2023       5.500%        12,180            12,447          12,310
FREDDIE MAC FHLMC_2595                                  2022       5.500%        85,242            87,062          86,311
FREDDIE MAC FHLMC_2597                                  2022       5.500%        37,295            38,131          37,447
FREDDIE MAC FHLMC_2603                                  2022       5.500%        30,609            31,278          30,849





AMERIPRISE CERTIFICATE COMPANY                                                                                           SCHEDULE I
INVESTMENTS OF SECURITIES IN UNAFFILIATED ISSUERS
AT DECEMBER 31, 2005

                                                                        BAL HELD AT 12/31/05
                                                                           PRINCIPAL AMT OF
                                                                         BONDS & NOTES OR # OF     COST      VALUE AT 12/31/05
ISSUER NAME AND ISSUER TITLE                                                     SHARES        (NOTES a & c)     (NOTE a)
-----------------------------------------------------                    -----------------------------------------------------

FREDDIE MAC FHLMC_2770                                  2032       3.750%        10,000             9,962           9,654
FREDDIE MAC FHR_2931-QA                                 2015       4.500%        15,972            16,109          15,811
FREDDIE MAC GOLD C90581                                 2022       5.500%         3,884             3,855           3,888
FREDDIE MAC GOLD C90582                                 2022       5.500%         2,396             2,379           2,399
FREDDIE MAC GOLD E00151                                 2007       7.500%           156               157             160
FREDDIE MAC GOLD E00383                                 2010       7.000%           895               893             924
FREDDIE MAC GOLD E00388                                 2010       7.000%           486               481             501
FREDDIE MAC GOLD E00426                                 2011       6.500%           517               513             531
FREDDIE MAC GOLD E00484                                 2012       6.500%           405               398             416
FREDDIE MAC GOLD E01140                                 2017       6.000%        10,983            11,348          11,211
FREDDIE MAC GOLD E76761                                 2014       6.500%         1,944             1,916           1,999
FREDDIE MAC GOLD E77557                                 2014       6.500%           169               166             174
FREDDIE MAC GOLD E80594                                 2014       6.500%           149               146             153
FREDDIE MAC GOLD E90153                                 2017       6.000%         2,223             2,310           2,269
FREDDIE MAC GOLD E90154                                 2017       6.000%         6,242             6,486           6,371
FREDDIE MAC GOLD E91041                                 2017       5.000%         8,663             8,676           8,592
FREDDIE MAC GOLD E91491                                 2012       5.000%         5,216             5,316           5,207
FREDDIE MAC GOLD E93341                                 2012       5.000%        16,035            16,492          16,006
FREDDIE MAC GOLD E95403                                 2018       5.000%         8,592             8,875           8,521
FREDDIE MAC GOLD E95556                                 2013       4.500%         5,208             5,361           5,114
FREDDIE MAC GOLD E95562                                 2013       4.500%         9,503             9,773           9,331
FREDDIE MAC GOLD E95671                                 2018       5.000%        11,173            11,521          11,077
FREDDIE MAC GOLD E96172                                 2013       4.500%        29,587            30,488          28,933
FREDDIE MAC GOLD G10364                                 2010       7.000%           755               752             777
FREDDIE MAC GOLD G10665                                 2012       7.000%         3,317             3,309           3,442
FREDDIE MAC GOLD G10949                                 2014       6.500%         1,200             1,185           1,234
FREDDIE MAC GOLD G11004                                 2015       7.000%           453               450             471
FREDDIE MAC GOLD G11193                                 2016       5.000%         6,091             6,007           6,041
FREDDIE MAC GOLD G11298                                 2017       5.000%         8,651             8,666           8,579
FREDDIE MAC GOLD G30227                                 2023       5.500%         9,743            10,127           9,751
GCCF_02-C1                                              2013       3.357%         3,239             3,237           3,164
GCCF_03-C2                                              2036       4.022%         6,000             6,078           5,822
GECAF_2003-1A                                           2015       4.929%        10,000            10,097           9,997 (d)
GECAF_2004-1A                                           2013       4.549%        10,000            10,000           9,826 (d)
GECCMC_04-C2                                            2040       4.119%        12,700            12,555          12,355
GINNIE MAEII 8157                                       2023       4.375%           574               584             578
GINNIE MAEII 8206                                       2017       4.375%           257               254             258
GINNIE MAEII 8240                                       2017       4.750%           109               105             110
GINNIE MAEII 8251                                       2017       4.750%            10                10              10
GINNIE MAEII 8274                                       2017       4.125%           370               365             372
GINNIE MAEII 8283                                       2017       4.125%            49                48              49
GINNIE MAEII 8293                                       2017       4.125%            88                87              89
GINNIE MAEII 8341                                       2018       4.375%            16                15              16
GINNIE MAEII 8353                                       2018       4.375%           185               180             185
GINNIE MAEII 8365                                       2018       4.375%           231               223             231
GINNIE MAEII 8377                                       2018       4.750%            93                90              94
GINNIE MAEII 8428                                       2018       4.125%            33                33              34
GINNIE MAEII 8440                                       2018       4.125%           142               140             143
GINNIE MAEII 8638                                       2025       4.375%           583               588             586
GMACCMSI_2004-C3                                        2041       4.207%         8,000             8,030           7,775
GMHE_2004-AR2                                           2034       4.405%         7,079             7,094           6,948
GMHE_2004-AR2                                           2034       5.237%        10,626            10,639          10,602
GNMA_02-48                                              2030       5.750%           741               739             740
GNMA_02-81                                              2025       3.815%        10,791            10,733          10,387
GNMA_03-17                                              2018       2.578%         8,632             8,592           8,206
GNMA_04-10                                              2031       4.043%         9,358             9,316           8,979
GNMA_04-19                                              2034       4.500%        12,390            12,432          12,219
GNMA_04-77                                              2020       4.585%         9,049             9,217           8,957
GNMA_05-02                                              2019       4.116%        11,477            11,477          11,224
GNMA_05-10                                              2021       4.031%         7,250             7,250           7,068
GNMA_2004-23                                            2027       3.629%        14,423            14,420          13,652




AMERIPRISE CERTIFICATE COMPANY                                                                                           SCHEDULE I
INVESTMENTS OF SECURITIES IN UNAFFILIATED ISSUERS
AT DECEMBER 31, 2005

                                                                         BAL HELD AT 12/31/05
                                                                           PRINCIPAL AMT OF
                                                                         BONDS & NOTES OR # OF     COST      VALUE AT 12/31/05
ISSUER NAME AND ISSUER TITLE                                                     SHARES        (NOTES a & c)     (NOTE a)
-----------------------------------------------------                    -----------------------------------------------------

GNMA_2004-45                                            2021       4.020%         9,328             9,272           9,032
GNMA_2004-60                                            2018       4.104%         7,773             7,773           7,624
GNMA_2004-XX                                            2020       2.913%         8,237             8,042           7,879
GPMF_05-AR1                                             2045       4.619%        14,936            14,936          14,625
GPMF_05-AR5                                             2045       5.163%        19,915            20,365          20,363
GSAP_05-5                                               2045       5.370%        21,210            21,068          21,065 (d)
GSMS_2004-GG2                                           2038       4.602%        12,215            12,343          12,058
GSR_04-10F                                              2019       4.500%         5,712             5,754           5,613
GSR_05-AR1                                              2035       4.952%        15,058            15,109          14,899
GSR_05-AR3                                              2035       5.039%        13,171            13,234          13,034
GSR_05-AR5                                              2035       5.197%        19,034            19,039          18,951
HARBORVIEW MORTGAGE LOAN TRUST                          2034       4.785%         8,160             8,224           7,863
HERTZ CORP                                              2009       3.230%        15,000            14,996          14,364 (d)
HLMLT_2004-2                                            2035       4.689%         6,343             6,343           6,356
HOND_2004-3                                             2008       2.910%         7,500             7,499           7,362
HVMLT_04-11                                             2035       4.720%        11,110            11,110          11,034
HVMLT_04-5                                              2034       3.978%        10,000             9,703           9,712
HVMLT_04-7                                              2034       4.646%         9,230             9,150           9,155
HVMLT_05-15                                             2045       5.163%        24,758            25,334          25,253
HVMLT_05-2                                              2035       4.590%         8,832             8,832           8,823
HVMLT_05-8                                              2035       4.663%        14,813            14,965          14,961
HVMLT_2004-10                                           2035       5.258%         5,253             5,291           5,256
HVMLT_2004-6                                            2034       4.713%         5,495             5,459           5,365
HVML_2004-4                                             2034       2.975%         5,707             5,651           5,603
IMM_05-2                                                2035       4.639%         7,935             7,935           7,947
IMPAC CMB TRUST IMM_05-5                                2035       4.699%         6,784             6,784           6,785
INDX_04-AR12                                            2034       4.769%         9,593             9,627           9,604
INDX_04-AR8                                             2034       4.779%        10,607            10,641          10,607
INDX_05-AR1                                             2035       5.242%         5,870             5,928           5,964
INDX_05-AR2                                             2035       4.719%         8,363             8,363           8,361
INDYMAC INDX MORTGAGE LOAN TRU                          2035       5.213%         8,070             8,168           8,095
JPMCCMSC_03-CIBC6                                       2037       4.393%         8,433             8,340           8,238
JPMCC_02-CIB5                                           2037       4.372%         8,650             8,721           8,502
JPMCC_04-C2                                             2041       4.278%        10,598            10,585          10,414
JPMCMFC_04-C1                                           2038       3.053%         5,527             5,433           5,302
LB COMM CONDUIT MORT TRUST LBC                          2035       5.870%           170               169             170
LB-UBS COMM MORT TRUST LBUBSCM                          2026       5.969%         7,500             7,510           7,601
LB-UBS COMM MORT TRUST LBUBSCM                          2026       4.904%         7,500             7,513           7,495
LB-UBS COMM MORT TRUST LBUBSCM                          2026       4.023%         5,500             5,511           5,383
LB-UBS COMM MORT TRUST LBUBSCM                          2026       4.071%         8,383             8,432           8,165
LB-UBS COMM MORT TRUST LBUBSCM                          2027       4.064%        10,000            10,026           9,714
LB-UBS COMM MORT TRUST LBUBSCM                          2027       3.636%        12,298            12,330          11,957
LB-UBS COMM MORT TRUST LBUBSCM                          2027       4.207%         9,680             9,696           9,486
LBUBSCMT_04-C4                                          2029       4.567%        10,000            10,092           9,887
LBUBSCMT_05-C5                                          2040       4.741%        19,244            19,332          19,197
LBUBSCMT_2004-C7                                        2029       3.625%         6,108             6,130           5,952
LBUBSCMT_2004-C8                                        2029       4.201%        18,425            18,239          17,969
LBUBS_05-C1                                             2030       4.310%        13,100            12,979          12,731
LEHMAN ABS CORPORATION LABS_05                          2034       4.559%         4,791             4,791           4,791
LIFT - LEASE INVESTMENT FLIGHT                          2016       4.799%         3,079             3,079           2,865
MARM_04-7                                               2034       4.819%        10,068            10,106          10,109
MARM_05-1                                               2035       5.169%        11,666            11,890          11,778
MBNA CREDIT CARD MASTER NOTE T                          2010       4.809%        10,000            10,049          10,073
MERRILL LYNCH MOR INVEST INC M                          2033       4.086%        10,000             9,980          10,056
MLCC MORTGAGE INVESTORS MLCC_0                          2030       4.609%         8,354             8,354           8,356
MLCC_2004-1                                             2034       4.742%         4,248             4,256           4,198
MLMI_05-A1                                              2034       4.602%         8,231             8,250           8,102
MLMI_05-A2                                              2035       4.497%        13,255            13,260          12,979
MORGAN STANLEY CAPITAL I MSDWC                          2040       3.270%         7,862             7,888           7,383
MSAC_2004-OP1                                           2034       4.959%        10,000            10,000          10,017
MSALT_2004-HB2                                          2009       2.940%         4,670             4,670           4,568




AMERIPRISE CERTIFICATE COMPANY                                                                                           SCHEDULE I
INVESTMENTS OF SECURITIES IN UNAFFILIATED ISSUERS
AT DECEMBER 31, 2005

                                                                         BAL HELD AT 12/31/05
                                                                           PRINCIPAL AMT OF
                                                                         BONDS & NOTES OR # OF     COST      VALUE AT 12/31/05
ISSUER NAME AND ISSUER TITLE                                                     SHARES        (NOTES a & c)     (NOTE a)
-----------------------------------------------------                    -----------------------------------------------------

MSC 2004-IQ8 A3                                         2040       4.500%         7,000             7,025           6,847
MSCI_04-HQ4                                             2040       4.220%         7,000             7,004           6,817
MSDWCI_02-IQ2                                           2035       5.160%         1,487             1,487           1,489
MSDWCI_02-TOP7                                          2039       5.380%         3,480             3,503           3,521
MSDWCI_04-T13                                           2045       3.940%        15,000            14,745          14,415
MSM_2004-10AR                                           2034       4.842%         7,201             7,271           7,239
MSM_2004-10AR                                           2034       5.142%         7,497             7,577           7,536
MSM_2004-6AR                                            2034       4.362%         7,449             7,402           7,483
NAVOT_05-A                                              2014       4.430%         9,000             8,999           8,862
NEW YORK CITY TAX LIEN NYCTL_0                          2010       4.780%         2,977             2,977           2,950 (d)
NPF XII INC NPF12_00-2                                  2006       4.711%        10,000               370             370 (b)(d)(e)
NSLT_2001-A                                             2012       5.760%         8,804             9,049           8,943
PCMT_03-PWR1                                            2036       3.669%         6,816             6,620           6,544
POPLR_05-3                                              2035       4.437%        10,060            10,055           9,871
PROVIDIAN GATEWAY MASTER TRUST                          2011       3.350%         5,000             4,999           4,882 (d)
RALI_05-QA2                                             2035       5.081%        13,197            13,340          13,009
RALI_2004-QR1                                           2034       5.250%         6,862             6,907           6,728
RALI_2004-QS5                                           2034       4.750%         4,955             4,937           4,904
RAMC_05-3                                               2035       4.814%        10,000             9,997           9,894
RASC_04-KS12                                            2035       4.909%         7,000             7,000           7,022
RASC_04-KS9                                             2034       4.669%        14,925            14,936          14,951
RESIDENTIAL ACCREDIT LOANS INC                          2035       5.631%         5,339             5,396           5,330
RESTRUCTURED ASSET SECURITIES                           2030       4.000%         7,141             7,111           6,857 (d)
RFMSI_03-QS2                                            2033       4.500%         6,346             6,291           6,128
RFMSI_04-KS9                                            2034       4.620%        11,000            10,995          10,635
RFMSI_05-SA2                                            2035       5.160%        26,475            26,540          26,091
SASC_2003-24A                                           2033       5.571%         3,504             3,571           3,503
SASC_2004-18H                                           2034       4.750%        10,000            10,067           9,811
SAST_2004-3                                             2034       4.559%           776               776             776
SBAP_05-10D                                             2015       4.510%         5,571             5,571           5,497
SMALL BUSINESS ADMIN                                    2022       4.750%         3,948             4,025           3,897
SMALL BUSINESS ADMIN                                    2013       3.900%         2,325             2,354           2,254
SMALL BUSINESS ADMIN                                    2014       3.870%         5,666             5,728           5,494
STRUCTURED ADJUSTABLE RATE MOR                          2034       4.935%         9,917            10,032           9,816
TMCL_05-1A                                              2020       4.619%        18,833            18,833          18,836 (d)
TOPT_01-TZH                                             2013       6.522%         5,000             4,997           5,070 (d)
TRIAD FINANCIAL CORP                                    2010       4.280%        10,000             9,999           9,901
WAMU_04-AR10                                            2044       4.819%         9,741             9,777           9,744
WAMU_04-AR12                                            2044       4.640%        13,624            13,659          13,646
WAMU_05-AR2                                             2045       4.599%         3,497             3,497           3,496
WAMU_05-AR3                                             2035       4.650%        13,047            13,106          12,821
WAMU_2004-AR4                                           2034       3.804%        10,000             9,799           9,610
WASHINGTON MUTUAL WAMU_03-A10                           2033       4.067%        15,000            14,805          14,577
WASHINGTON MUTUAL WAMU_03-A11                           2033       3.985%         7,500             7,491           7,283
WASHINGTON MUTUAL WAMU_03-A12                           2034       3.961%        12,500            12,485          12,307
WASHINGTON MUTUAL WAMU_03-AR3                           2033       3.927%         9,213             9,213           9,002
WASHINGTON MUTUAL WAMU_04-AR5-                          2034       3.851%        10,000             9,700           9,830
WASHINGTON MUTUAL WAMU_04-AR7                           2034       3.946%        10,000             9,729           9,674
WASHINGTON MUTUAL WAMU_04-S3                            2034       5.500%        16,047            16,340          15,965
WASHINGTON MUTUAL WAMU_05-AR1                           2045       4.629%        10,687            10,687          10,689
WASHINGTON MUTUAL WAMU_05-AR10                          2035       4.845%        10,000            10,002           9,799
WASHINGTON MUTUAL WAMU_05-AR4                           2035       4.679%        10,000             9,957          10,030
WASHINGTON MUTUAL WAMU_05-AR9                           2045       4.699%         9,592             9,592           9,584
WBCMT_2004-C11                                          2041       3.333%         7,397             7,346           7,196
WFMBS_04-DD                                             2035       4.522%         5,761             5,771           5,883
WFMBS_04-P                                              2034       4.259%         7,877             7,676           7,634
WFMBS_05-AR10                                           2035       4.110%        11,865            11,784          11,694
WFMBS_05-AR2                                            2035       4.556%         5,000             5,021           4,907
WFMBS_05-AR2                                            2035       4.950%         6,624             6,680           6,646
WFMBS_05-AR4                                            2035       4.531%        13,133            13,099          12,895
WFMBS_2004-0                                            2034       4.896%         7,808             7,730           7,606




AMERIPRISE CERTIFICATE COMPANY                                                                                           SCHEDULE I
INVESTMENTS OF SECURITIES IN UNAFFILIATED ISSUERS
AT DECEMBER 31, 2005

                                                                         BAL HELD AT 12/31/05
                                                                           PRINCIPAL AMT OF
                                                                         BONDS & NOTES OR # OF     COST      VALUE AT 12/31/05
ISSUER NAME AND ISSUER TITLE                                                     SHARES        (NOTES a & c)     (NOTE a)
-----------------------------------------------------                    -----------------------------------------------------

WFMBS_2004-CC                                           2035       4.964%         8,476             8,518           8,395
WFMBS_2004-W                                            2034       4.583%        20,000            20,154          19,804
WFOT_03-4                                               2008       2.390%         1,433             1,433           1,430
TOTAL - MORTGAGE BACKED SECURITIES                                            3,261,182         3,266,592       3,218,491

TOTAL - MORTGAGE BACKED SECURITIES                                            3,261,182         3,266,592       3,218,491

MUNICIPAL BONDS
New Jersey
NEW JERSEY STATE TRNPK AUTH                             2009       3.140%         4,000             4,000           3,813
TOTAL - NEW JERSEY                                                                4,000             4,000           3,813

New York
NEW YORK CITY GO - LT                                   2008       3.000%         5,000             5,002           4,792
TOTAL - NEW YORK                                                                  5,000             5,002           4,792

Pennsylvania
WYOMING VALLEY PA SANI AUTH WT                          2007       5.125%            30                30              30
TOTAL - PENNSYLVANIA                                                                 30                30              30

TOTAL - MUNICIPAL BONDS                                                           9,030             9,032           8,635

CORPORATE DEBT SECURITIES
Corporate - Asset Backed
HERTZ CORP                                              2014       8.875%         1,440             1,446           1,467 (d)
TOTAL - CORPORATE - ASSET BACKED                                                  1,440             1,446           1,467

Corporate - Finance
ALLIANCE CAPITAL MGMT  -LP                              2006       5.625%        12,500            12,491          12,562
ALLSTATE CORP                                           2006       5.375%         5,000             4,997           5,023
ALLSTATE FINANCIAL GLOBAL FUND                          2008       4.250%         5,000             4,994           4,916 (d)
AMERICAN EXPRESS CREDIT CORP                            2010       5.000%        10,000             9,965           9,994
AMERICAN GENERAL FINANCE CORP                           2007       4.500%         7,500             7,491           7,440
AMERICAN GENERAL FINANCE CORP                           2008       2.750%         7,500             7,449           7,115
ASIF GLOBAL FINANCE                                     2008       4.444%        15,000            15,000          14,983 (d)
ASSOCIATED BK GREEN BAY                                 2007       3.700%         6,000             5,976           5,878
BANK OF AMERICA CORP                                    2010       7.800%         5,000             5,635           5,521
BANK OF AMERICA CORP                                    2009       5.875%         5,000             5,263           5,135
BANK OF NEW YORK CO INC                                 2007       5.200%         7,000             7,035           7,035
BANK OF NEW YORK CO INC                                 2009       3.625%        10,000             9,983           9,681
BANK ONE NA - CHICAGO                                   2008       3.700%        19,000            19,103          18,612
BANKNORTH GROUP INC                                     2008       3.750%         8,650             8,690           8,460
BCP CRYSTAL US HOLDINGS CORP                            2014       9.625%           325               327             362
BERKSHIRE HATHAWAY                                      2008       3.375%        17,500            17,465          16,862
CAMDEN PROPERTY TRUST                                   2009       4.700%         3,750             3,746           3,693
CAMDEN PROPERTY TRUST                                   2010       4.375%        10,000            10,014           9,673
CAPITAL ONE BANK                                        2006       6.875%         8,800             8,819           8,814
CLOROX COMPANY                                          2010       4.200%        27,660            27,660          26,803
COUNTRYWIDE FUNDING CORP                                2006       5.500%         5,000             4,997           5,017
COUNTRYWIDE FUNDING CORP                                2009       4.125%        15,000            14,674          14,449
CROWN AMERICAS INC                                      2013       7.625%         1,570             1,574           1,629 (d)
CROWN AMERICAS INC                                      2015       7.750%           825               848             854 (d)
DIAGEO CAPITAL PLC                                      2007       3.500%         4,000             3,997           3,896
DIAGEO CAPITAL PLC                                      2008       3.375%        10,000             9,965           9,679
EOP OPERATING LP                                        2007       7.750%        10,762            11,506          11,273
ERAC USA FINANCE COMPANY                                2008       7.350%        14,658            15,789          15,381 (d)
ERAC USA FINANCE COMPANY                                2008       5.300%        12,000            11,992          12,045 (d)
ERP OPERATING LP                                        2009       4.750%        12,500            12,484          12,355




AMERIPRISE CERTIFICATE COMPANY                                                                                           SCHEDULE I
INVESTMENTS OF SECURITIES IN UNAFFILIATED ISSUERS
AT DECEMBER 31, 2005

                                                                         BAL HELD AT 12/31/05
                                                                           PRINCIPAL AMT OF
                                                                         BONDS & NOTES OR # OF     COST      VALUE AT 12/31/05
ISSUER NAME AND ISSUER TITLE                                                     SHARES        (NOTES a & c)     (NOTE a)
-----------------------------------------------------                    -----------------------------------------------------


FIFTH THIRD BANCORP                                     2008       3.375%        12,000            11,939          11,585
FLEETBOSTON FINANCIAL CORP                              2007       4.200%        11,000            11,079          10,901
FORD MOTOR CREDIT CO                                    2006       6.875%         5,000             4,989           4,989
GOLDMAN SACHS                                           2012       6.600%        10,000            10,127          10,742
HEINZ H.J. COMPANY                                      2008       6.428%        10,000            10,290          10,273 (d)
HOUSEHOLD FINANCE CORP                                  2006       6.500%         2,000             2,000           2,002
HOUSEHOLD FINANCE CORP                                  2007       5.750%         5,000             4,973           5,041
HOUSEHOLD FINANCE CORP                                  2008       4.625%        12,000            12,173          11,921
HSBC BANK USA                                           2009       3.875%        20,000            19,906          19,283
INDESIT COMPANY SPA                                     2009       5.170%        19,000            19,000          18,573 (d)
JP MORGAN CHASE & COMPANY                               2008       4.000%        10,000            10,024           9,832
KELLOGG UK HOLDING CO LIMITED                           2006       4.490%         2,800             2,800           2,783 (d)
KEY BANK OF NY                                          2008       7.500%         9,000            10,031           9,616
M & I MARSHALL & ILSLEY BANK                            2009       3.950%        21,500            21,474          20,908
MARSHALL & ILSLEY CORPORATION                           2006       5.750%        10,000             9,999          10,046
MBNA CORP                                               2008       4.625%         5,000             4,996           4,971
MERRILL LYNCH & CO INC                                  2009       4.750%        10,000             9,988           9,921
MERRILL LYNCH & CO INC                                  2008       3.700%         7,500             7,620           7,307
MERRILL LYNCH & CO INC                                  2010       4.500%         2,000             2,008           1,956
MERRILL LYNCH AIG CBO                                   2010       0.000%         6,500                 -               0 (b)(d)(e)
MERRILL LYNCH ELLIOTT & PAIGE                           2010       0.000%        11,000                 0               0 (b)(d)(e)
METROPOLITAN LIFE GLOBAL FUNDI                          2010       4.500%        20,000            19,949          19,610 (d)
MORGAN STANLEY                                          2006       6.100%         5,000             5,000           5,018
MORGAN STANLEY                                          2007       5.800%         5,000             4,996           5,051
NATIONWIDE BLDG SOCIETY                                 2009       4.000%         5,000             4,993           4,871
NEWS AMERICA INC                                        2008       6.625%         3,150             3,353           3,249
NEWS AMERICA INC                                        2010       4.750%         2,000             2,029           1,970
OLD NATIONAL BANCORP                                    2008       3.500%         7,000             6,989           6,755
POPULAR NA INC                                          2008       4.250%        12,500            12,478          12,265
POPULAR NA INC                                          2008       3.875%         2,500             2,502           2,416
PRICOA GLOBAL FUNDING I                                 2008       4.350%        38,000            38,111          37,577 (d)
PRICOA GLOBAL FUNDING I                                 2010       4.360%        15,000            15,000          15,025 (d)
PRICOA GLOBAL FUNDING I                                 2010       4.200%         2,480             2,477           2,402 (d)
PRINCIPAL LIFE INC FNDG                                 2010       5.200%         5,000             4,998           5,039
QUEBECOR WORLD CAPITAL CORP                             2006       7.200%        10,000            10,000          10,006 (d)
ROGERS WIRELESS INC                                     2010       7.616%         1,500             1,544           1,549
SAFECO CORP                                             2010       4.875%         6,000             5,980           5,931
SHEAR LEH HUTT HLDG                                     2006       6.250%        10,000             9,998          10,057
SHEAR LEH HUTT HLDG                                     2010       4.375%         8,500             8,448           8,267
SHEAR LEH HUTT HLDG                                     2010       4.250%         5,000             4,983           4,876
SIMON PROPERTY GROUP INC                                2007       7.125%        10,000            10,087          10,321
ST PAUL COMPANIES                                       2007       5.750%         7,000             6,994           7,058
SUNTRUST BANK                                           2009       4.550%        20,000            19,987          19,746
SUNTRUST BANK                                           2011       6.375%         3,500             3,869           3,710
SUNTRUST BANKS INC                                      2007       5.050%         7,500             7,499           7,516
TIAA GLOBAL MARKETS                                     2008       3.875%         7,500             7,497           7,361 (d)
TRAVELERS PROPERTY CASUALTY                             2008       3.750%         5,000             4,994           4,868
UNION PLANTERS NATIONAL BANK                            2007       5.125%         5,000             4,999           5,020
US BANCORP                                              2008       3.125%         5,000             4,939           4,828
US BANK NA                                              2009       3.400%         6,800             6,731           6,510
US BANK NA                                              2011       6.375%        21,455            23,228          22,910
WACHOVIA CORP                                           2006       4.950%         6,000             5,998           6,000
WACHOVIA CORP                                           2009       3.625%        10,000             9,985           9,645
WASHINGTON MUTUAL BANK FA                               2011       6.875%         1,500             1,649           1,620
WASHINGTON MUTUAL INC                                   2006       7.500%         1,400             1,399           1,423
WASHINGTON MUTUAL INC                                   2008       4.375%        12,980            13,135          12,825
WELLS FARGO & CO                                        2007       5.125%         5,000             5,000           5,010
WELLS FARGO & CO                                        2008       3.500%         5,000             4,998           4,858
WELLS FARGO BANK NA                                     2011       6.450%        20,250            22,238          21,581
WESTFIELD GROUP                                         2010       4.375%        12,500            12,462          12,099 (d)
WORLD SAVINGS BANK FSB                                  2009       4.125%        15,000            14,963          14,602





AMERIPRISE CERTIFICATE COMPANY                                                                                           SCHEDULE I
INVESTMENTS OF SECURITIES IN UNAFFILIATED ISSUERS
AT DECEMBER 31, 2005

                                                                         BAL HELD AT 12/31/05
                                                                           PRINCIPAL AMT OF
                                                                         BONDS & NOTES OR # OF     COST      VALUE AT 12/31/05
ISSUER NAME AND ISSUER TITLE                                                     SHARES        (NOTES a & c)     (NOTE a)
-----------------------------------------------------                    -----------------------------------------------------

WORLD SAVINGS BANK FSB                                  2009       4.500%        30,000            30,098          29,613
TOTAL - CORPORATE - FINANCE                                                     860,815           851,921         838,849

Corporate - Industrial

ALLIED WASTE NORTH AMERICA                              2011       6.375%           505               489             492
ALUMINUM CO OF AMERICA-ALCOA                            2007       4.250%        10,000             9,989           9,903
AMERICAN STANDARD INC                                   2008       7.375%         2,000             1,967           2,088
AMERISOURCE CORP                                        2012       5.625%           400               398             400 (d)
AMERISOURCE CORP                                        2015       5.875%         1,295             1,283           1,306 (d)
BALL CORP                                               2012       6.875%         2,000             2,049           2,045
BEAZER HOMES USA INC                                    2013       6.500%           750               767             713
BOISE CASCADE LLC                                       2012       7.025%         1,000             1,013             975
BOISE CASCADE LLC                                       2014       7.125%           500               524             466
BOYD GAMING CORP                                        2014       6.750%         1,000             1,002             993
BRITISH SKY BROADCASTING                                2009       6.875%         1,500             1,474           1,571
BURLINGTON NORTHERN AND SANTA                           2012       4.255%         5,562             5,562           5,177 (d)
BURLINGTON NORTHERN AND SANTA                           2012       4.255%         9,978             9,978           9,324 (d)
BURLINGTON NORTHERN SANTA FE C                          2010       7.125%         5,000             5,592           5,442
CADBURY SCHWEPPES US                                    2008       3.875%        12,500            12,479          12,139 (d)
CAESARS ENTERTAINMENT INC                               2013       7.000%         1,000             1,071           1,070
CALIFORNIA STEEL INDUSTRIES                             2014       6.125%         1,500             1,493           1,403
CANADIAN NATL RAILWAY COMPANY                           2009       4.250%        15,250            15,215          14,871
CARDINAL HEALTH INC                                     2008       6.250%        16,585            17,431          16,983
CARNIVAL PLC                                            2007       3.750%        10,000             9,983           9,775
CASCADES INC                                            2013       7.250%           425               435             387
CHESAPEAKE ENERGY CORP                                  2013       7.500%         1,500             1,570           1,594
CHESAPEAKE ENERGY CORP                                  2014       7.500%         1,000             1,021           1,060
CHESAPEAKE ENERGY CORP                                  2015       6.375%           300               304             300
CHESAPEAKE ENERGY CORP                                  2017       6.500%           210               208             211 (d)
CHURCH & DWIGHT                                         2012       6.000%         1,750             1,758           1,724
COMCAST CORP                                            2011       5.500%         7,500             7,852           7,543
COMMUNITY HEALTH SYSTEMS INC                            2012       6.500%         2,350             2,372           2,288
CONOCO FUNDING CO                                       2006       5.450%         3,000             3,028           3,012
COTT BEVERAGES INC                                      2011       8.000%         1,750             1,739           1,794
CSC HOLDINGS INC                                        2007       7.875%         2,500             2,455           2,544
CSC HOLDINGS INC                                        2012       7.000%           500               513             473 (d)
CSX CORP                                                2009       4.875%         8,000             8,076           7,963
CVS CORP                                                2009       4.000%        17,500            17,567          16,831
DAIMLERCHRYSLER NA HLDG                                 2006       6.400%         6,000             6,024           6,028
DAIMLERCHRYSLER NA HLDG                                 2008       4.750%         9,000             9,232           8,917
DAIMLERCHRYSLER NA HLDG                                 2008       4.050%        10,000            10,080           9,734
DAVITA INC                                              2013       6.625%         1,000               999           1,018
DEL MONTE CORPORATION                                   2015       6.750%         1,500             1,510           1,463
DENBURY RESOURCES INC                                   2013       7.500%           665               684             675
DEX MEDIA WEST                                          2010       8.500%           890               928             932
DEX MEDIA WEST                                          2011       5.875%         1,250             1,250           1,258
DIRECT TV                                               2015       6.375%         1,985             1,963           1,940
DISNEY COMPANY - THE WALT                               2006       5.500%        10,000            10,015          10,046
DISNEY COMPANY - THE WALT                               2007       5.375%         5,000             4,996           5,028
DOMINOS INC                                             2011       8.250%           500               518             523
DONNELLEY - RR & SONS                                   2009       3.750%         7,500             7,493           7,107
DOW CHEMICAL                                            2009       4.027%        22,500            22,500          21,604 (d)
DRS TECHNOLOGIES INC                                    2013       6.875%         2,550             2,592           2,438
ECHOSTAR DBS CORP                                       2008       5.750%         1,750             1,755           1,715
ECHOSTAR DBS CORP                                       2011       6.375%         1,000             1,000             963
EMMIS COMMUNICATIONS CORP                               2012       6.875%         1,000             1,004             994
ENCORE ACQUISITION CO                                   2014       6.250%         1,000               955             950
ENERGIZER HOLDINGS INC                                  2007       3.440%         6,000             6,000           5,817 (d)
ENERGIZER HOLDINGS INC                                  2008       4.900%         4,000             4,000           3,977 (d)
EQUIFAX INC                                             2007       4.950%         4,000             3,997           3,997




AMERIPRISE CERTIFICATE COMPANY                                                                                           SCHEDULE I
INVESTMENTS OF SECURITIES IN UNAFFILIATED ISSUERS
AT DECEMBER 31, 2005

                                                                         BAL HELD AT 12/31/05
                                                                           PRINCIPAL AMT OF
                                                                         BONDS & NOTES OR # OF     COST      VALUE AT 12/31/05
ISSUER NAME AND ISSUER TITLE                                                     SHARES        (NOTES a & c)     (NOTE a)
-----------------------------------------------------                    -----------------------------------------------------

EQUISTAR CHEMICALS LP                                   2009       8.750%         1,500             1,546           1,579
FISHER SCIENTIFIC INTL INC                              2015       6.125%         1,175             1,182           1,175 (d)
FLEXTRONICS INTERNATIONAL                               2013       6.500%         1,050             1,060           1,067
GARDNER DENVER INC                                      2013       8.000%           250               250             263
GENERAL ELECTRIC CAP CORP                               2008       3.500%         7,500             7,496           7,279
GENERAL ELECTRIC CAP CORP                               2010       4.250%         2,000             1,993           1,939
GENERAL ELECTRIC CAP CORP                               2007       5.375%         5,000             4,995           5,031
GENERAL ELECTRIC CAP CORP                               2008       4.250%         4,000             3,990           3,954
GENERAL MOTORS ACCEPTANCE CORP                          2011       6.875%        12,500            13,234          11,399
GEORGIA GULF CORP                                       2013       7.125%         2,450             2,547           2,514
GIBRALTAR INDUSTRIES                                    2015       8.000%           250               250             250 (d)
HALLMARK CARDS INC                                      2008       4.220%        10,000            10,000           9,684 (d)
HCA INC                                                 2012       6.300%         1,800             1,822           1,809
HCA INC                                                 2009       5.500%           500               502             494
HILTON HOTELS CORP                                      2009       7.200%         1,500             1,538           1,575
HORTON D R INC                                          2009       8.000%         2,000             1,996           2,128
HORTON D R INC                                          2012       5.375%         5,825             5,799           5,628
HOST MARRIOTT L.P.                                      2013       7.125%         2,000             2,061           2,080
ING SECURITY LIFE INSTITUTIONA                          2010       4.250%        23,750            23,724          23,148 (d)
ING SECURITY LIFE INSTITUTIONA                          2010       4.340%        11,750            11,767          11,757 (d)
INTERNATIONAL PAPER COMPANY                             2008       3.800%        15,000            15,054          14,541
JONES APPAREL GROUP INC                                 2006       7.875%         2,000             1,999           2,018
JONES APPAREL GROUP INC                                 2009       4.250%        11,250            11,248          10,722
K HOVNANIAN ENTERPRISES INC                             2014       6.375%         1,000             1,027             946
K HOVNANIAN ENTERPRISES INC                             2015       6.250%           750               750             706
KB HOME                                                 2014       5.750%         1,660             1,652           1,565
KB HOME                                                 2015       5.875%         2,035             2,024           1,919
KELLOGG CO.                                             2008       2.875%         5,000             4,999           4,768
KENDALL-JACKSON WINE ESTATES L                          2009       5.456%        12,000            12,000          11,307 (d)
KRAFT FOODS INC                                         2006       4.625%        15,000            14,996          14,963
KRAFT FOODS INC                                         2011       5.625%         9,250             9,611           9,463
KRAFT FOODS INC                                         2008       4.000%         4,000             3,987           3,897
KROGER COMPANY                                          2006       8.150%         4,000             4,000           4,060
L-3 COMMUNICATIONS CORP                                 2013       6.125%         2,750             2,751           2,729
L-3 COMMUNICATIONS CORP                                 2015       5.875%         1,000             1,000             970
LIN TELEVISION CORP                                     2013       6.500%         1,500             1,482           1,438
MANITOWOC CO                                            2013       7.125%         1,575             1,603           1,618
MASCO CORP                                              2007       4.625%         5,000             4,996           4,959
MASSEY ENERGY COMPANY                                   2024       6.875%           990               991             999 (d)
MAY DEPT STORES                                         2009       4.800%        17,500            17,563          17,256
MEDIANEWS GROUP INC                                     2013       6.875%         1,500             1,494           1,434 (d)
MERITAGE CORP                                           2015       6.250%           575               545             523
MERITOR AUTOMOTIVE INC                                  2009       6.800%           500               513             466
MGM MIRAGE INC                                          2009       6.000%         2,250             2,259           2,239
MIRANT NORTH AMERICA LLC                                2013       7.375%           490               496             496 (d)
MOHEGAN TRIBAL GAMING AUTHORIT                          2009       6.375%           500               504             503
MOLSON COORS CAPITAL FINANCE U                          2010       4.850%         5,000             5,000           4,931
MOOG INC                                                2015       6.250%         1,500             1,514           1,478
NALCO COMPANY                                           2011       7.750%         1,500             1,538           1,541
NEWFIELD EXPLORATION CO                                 2011       7.625%         2,500             2,568           2,675
NEWFIELD EXPLORATION CO                                 2014       6.625%           200               209             204
NISOURCE INC                                            2006       3.628%        10,000            10,021           9,892
NORAMPAC INC                                            2013       6.750%         2,500             2,487           2,413
NORTHROP GRUMMAN                                        2011       7.125%         5,000             5,499           5,448
NOVA CHEMICALS CORPORATION                              2012       6.500%         1,800             1,872           1,744
NOVELIS INC                                             2015       7.500%         1,300             1,331           1,212 (d)
OCCIDENTAL PETROLEUM CORP                               2008       7.375%         7,500             8,016           8,012
OFFICEMAX INC                                           2013       7.000%         1,500             1,573           1,474
OFFSHORE LOGISTICS INC                                  2013       6.125%           500               481             468
OMNICARE INC                                            2013       6.125%         1,750             1,776           1,728
OMNICARE INC                                            2015       6.875%           575               584             584




AMERIPRISE CERTIFICATE COMPANY                                                                                           SCHEDULE I
INVESTMENTS OF SECURITIES IN UNAFFILIATED ISSUERS
AT DECEMBER 31, 2005

                                                                         BAL HELD AT 12/31/05
                                                                           PRINCIPAL AMT OF
                                                                         BONDS & NOTES OR # OF     COST      VALUE AT 12/31/05
ISSUER NAME AND ISSUER TITLE                                                     SHARES        (NOTES a & c)     (NOTE a)
-----------------------------------------------------                    -----------------------------------------------------

OWENS-BROCKWAY                                          2011       7.750%         1,500             1,547           1,566
PACIFIC ENERGY PARTNERS L.P.                            2014       7.125%           500               507             515
PACIFIC ENERGY PARTNERS L.P.                            2015       6.250%           250               252             246 (d)
PACKAGING CORP OF AMERICA                               2008       4.375%         3,250             3,242           3,151
PEABODY ENERGY CORP                                     2013       6.875%         2,800             2,886           2,912
PEABODY ENERGY CORP                                     2016       5.875%         1,000             1,007             974
PRAXAIR INC.                                            2008       2.750%        15,000            14,967          14,253
RAYTHEON COMPANY                                        2010       6.550%         1,655             1,825           1,744
RAYTHEON COMPANY                                        2010       6.000%           638               693             660
RAYTHEON COMPANY                                        2007       4.500%         2,995             3,017           2,969
RIO TINTO LTD                                           2008       2.625%        12,500            12,498          11,759
ROGERS CABLE SYSTEMS                                    2013       6.250%         1,500             1,520           1,479
SAFEWAY INC                                             2007       4.800%         5,000             4,997           4,981
SARA LEE CORP                                           2008       2.750%        15,000            14,974          14,187
SCOTTS COMPANY                                          2013       6.625%         1,500             1,525           1,519
SEAGATE TECHNOLOGY HDD HOLDING                          2009       8.000%           250               262             263
SHAW COMMUNICATIONS INC                                 2011       7.250%         1,250             1,295           1,303
SILGAN HOLDING                                          2013       6.750%         1,000             1,001             995
SPEEDWAY MOTOR SPORT                                    2013       6.750%         1,000             1,010           1,013
STANDARD PACIFIC CP                                     2008       6.500%         1,500             1,503           1,483
STANDARD PACIFIC CP                                     2010       6.500%           295               298             281
STANLEY WORKS                                           2007       3.500%         2,500             2,496           2,440
STARWOOD HOTELS AND RESORTS WO                          2012       7.875%           500               545             551
STATION CASINOS INC.                                    2012       6.000%         1,660             1,630           1,656
SUNGARD DATA                                            2014       4.875%           370               325             322
SUSQUEHANNA MEDIA CO                                    2013       7.375%         1,000             1,030           1,065
TEXAS GENCO HOLDINGS                                    2014       6.875%         2,250             2,327           2,436 (d)
THOMSON CORP                                            2009       4.250%         7,500             7,459           7,304
TIME WARNER INC                                         2006       6.125%         8,000             7,999           8,024
TRANSDIGM INC                                           2011       8.375%           655               685             689
TRIAD HOSPITALS                                         2013       7.000%           500               512             501
TRIAD HOSPITALS                                         2012       7.000%         1,500             1,500           1,532
TYCO INTL GROUP SA                                      2009       6.125%        13,500            14,031          13,798
UNION PACIFIC CORP                                      2009       3.875%         6,000             5,990           5,797
UNION PACIFIC CORP                                      2010       3.625%         3,000             2,986           2,820
UNION PACIFIC RAILROAD COMPANY                          2012       3.860%        13,242            13,242          12,329 (d)
UNION TANK                                              2008       6.500%         1,653             1,652           1,680
UNITED RENTALS - NORTH AMERICA                          2012       6.500%           915               914             891
UNITED STATES STEEL                                     2010       9.750%         1,500             1,561           1,631
VAIL RESORTS INC                                        2014       6.750%           500               508             500
VALERO ENERGY CORP                                      2007       6.125%         3,500             3,498           3,549
VALMONT INDUSTRIES                                      2014       6.875%         1,500             1,503           1,511
VALSPAR CORP                                            2007       6.000%        10,000             9,985          10,115
VIACOM INC                                              2007       5.625%         2,500             2,512           2,513
VIDEOTRON - LE GRPE LTD                                 2014       6.875%         1,000             1,018           1,013
VIN & SPIRIT AB - V&S                                   2008       3.570%        15,000            15,000          14,375 (d)
WABTEC                                                  2013       6.875%         1,360             1,378           1,374
WALMART STORES                                          2006       5.450%        10,000            10,042          10,043
WCI COMMUNITIES                                         2013       7.875%         1,810             1,849           1,706
WEYERHAEUSER CO                                         2008       5.950%        10,000            10,208          10,202
XTO ENERGY INC                                          2013       6.250%         1,500             1,536           1,595
XTO ENERGY INC                                          2014       4.900%         1,000               994             973
TOTAL - CORPORATE - INDUSTRIAL                                                  700,998           707,656         690,228

Corporate - Utility

ALLTEL CORP                                             2007       4.656%        10,000            10,092           9,955
AMERICAN ELECTRIC POWER                                 2010       5.375%         6,000             6,240           6,048
AMERICAN ELECTRIC POWER                                 2009       5.527%        15,000            15,000          14,105 (d)
AMERITECH CAPITAL FUNDING CORP                          2008       6.150%         7,000             7,425           7,130
BELLSOUTH CAP FUNDING                                   2010       7.750%        15,000            16,811          16,412




AMERIPRISE CERTIFICATE COMPANY                                                                                           SCHEDULE I
INVESTMENTS OF SECURITIES IN UNAFFILIATED ISSUERS
AT DECEMBER 31, 2005

                                                                         BAL HELD AT 12/31/05
                                                                           PRINCIPAL AMT OF
                                                                         BONDS & NOTES OR # OF     COST      VALUE AT 12/31/05
ISSUER NAME AND ISSUER TITLE                                                     SHARES        (NOTES a & c)     (NOTE a)
-----------------------------------------------------                    -----------------------------------------------------

CINCINNATI BELL                                         2013       7.250%         1,250             1,270           1,300
CINGULAR WIRELESS LLC                                   2006       5.625%         5,000             4,996           5,036
COMCAST CABLE COMMUNICATIONS I                          2008       6.200%        15,000            15,853          15,398
COMCAST CABLE COMMUNICATIONS I                          2006       6.375%         1,300             1,300           1,302
CONSOLIDATED EDISON CO OF NEW                           2008       6.250%         6,000             6,339           6,150
CONSOLIDATED NAT GAS CO                                 2008       6.625%         5,700             6,114           5,929
CONSUMERS ENERGY                                        2008       6.375%         3,500             3,675           3,582
CONSUMERS ENERGY                                        2008       4.250%         9,500             9,669           9,304
DETROIT ENERGY                                          2009       6.650%         5,000             5,357           5,222
DEUTSCHE TELEKOM INTERNATIONAL                          2010       8.500%        15,750            18,334          17,857
DEUTSCHE TELEKOM INTERNATIONAL                          2008       3.875%         5,000             5,001           4,882
DPL INC                                                 2011       6.875%           899               926             947
DUKE ENERGY CORP.                                       2008       3.750%         4,500             4,501           4,393
DUKE ENERGY CORP.                                       2008       4.200%        10,000            10,050           9,780
ENERGY EAST CORP                                        2006       5.750%         7,500             7,492           7,540
FIRSTENERGY CORP.                                       2006       5.500%        10,000             9,998          10,028
FLORIDA POWER CORP                                      2008       4.880%        10,000            10,000           9,999
FPL FUELS INC                                           2006       2.340%         5,370             5,370           5,312 (d)
FPL FUELS INC                                           2006       2.340%         4,630             4,630           4,579 (d)
FPL GROUP CAPITAL INC.                                  2007       4.086%        15,000            15,094          14,851
FRANCE TELECOM                                          2006       7.200%        14,301            14,385          14,358
GULF STATE UTILITIES                                    2009       4.810%        10,000            10,000           9,755
KANSAS CITY POWER & LIGHT                               2007       6.000%         4,000             3,998           4,033
NISOURCE FINANCE CORPORATION                            2010       7.875%         7,500             8,549           8,310
NISOURCE FINANCE CORPORATION                            2006       3.200%         3,000             3,001           2,952
NORTHERN STATES POWER                                   2010       4.750%         3,500             3,494           3,463
NRG ENERGY INC                                          2013       8.000%         1,000             1,019           1,115
PACIFIC GAS AND ELECTRIC COMPA                          2009       3.600%        17,500            17,202          16,788
PACIFIC GAS AND ELECTRIC COMPA                          2011       4.200%         6,250             6,237           5,981
PACIFICORP                                              2008       4.300%         6,500             6,495           6,400
PLAINS EXPLOR & PROD                                    2014       7.125%           895               904             926
PPL ELECTRIC UTILITIES CORPORA                          2007       5.875%         6,135             6,423           6,221
PROGRESS ENERGY CAROLINAS                               2009       5.950%         4,000             4,194           4,103
PROGRESS ENERGY INC                                     2006       6.750%         2,100             2,100           2,107
PSEG POWER                                              2007       5.381%         5,000             5,044           5,011
PUB SERV CO OF COLORADO                                 2008       4.375%         8,730             8,859           8,609
PUGET ENERGY INC                                        2008       3.363%         3,500             3,500           3,368
RELIANT RESOURCES INC                                   2014       6.750%         1,500             1,523           1,313
SBC COMMUNICATIONS INC                                  2011       6.250%         7,000             7,487           7,318
SBC COMMUNICATIONS INC                                  2006       5.750%         5,000             5,013           5,013
SBC COMMUNICATIONS INC                                  2009       4.125%         5,000             4,973           4,828
SCANA CORP                                              2008       4.560%        20,000            20,000          20,013
SEMPRA ENERGY                                           2009       4.750%        11,000            10,996          10,846
SOUTHERN CA EDISON                                      2007       4.555%        15,000            14,985          14,985
SOUTHERN CA GAS CO                                      2009       4.580%        10,000            10,000           9,998
SOUTHERN COMPANY CAPITAL FUNDI                          2007       5.300%         6,500             6,497           6,498
SOUTHWESTERN PUB SRV CO                                 2006       5.125%         7,000             6,997           7,001
SPRINT CAPITAL CORP                                     2011       7.625%        10,000            11,155          11,027
TAMPA ELECTRIC CO                                       2007       5.375%         3,785             3,931           3,801
TELECOM ITALIA                                          2010       4.000%        15,000            14,795          14,287
TELUS CORP ORD                                          2007       7.500%         9,000             9,404           9,294
TELUS CORP ORD                                          2011       8.000%         9,900            11,347          11,098
TRANS CONTINENTAL GAS PIPELINE                          2011       7.000%           750               789             783
US WEST COMMUNICATIONS INC                              2015       7.625%           510               515             546 (d)
VERIZON NEW YORK INC                                    2012       6.875%         4,000             4,336           4,170
VERIZON PENNSYLVANIA                                    2011       5.650%        12,250            12,704          12,213
VIRGINIA ELEC & PWR CO                                  2006       5.750%         4,675             4,674           4,686
WISCONSIN ENERGY                                        2008       5.500%         2,500             2,572           2,539
XCEL ENERGY                                             2008       3.400%         2,500             2,455           2,408
TOTAL - CORPORATE - UTILITY                                                     460,680           474,085         465,206





AMERIPRISE CERTIFICATE COMPANY                                                                                           SCHEDULE I
INVESTMENTS OF SECURITIES IN UNAFFILIATED ISSUERS
AT DECEMBER 31, 2005

                                                                         BAL HELD AT 12/31/05
                                                                           PRINCIPAL AMT OF
                                                                         BONDS & NOTES OR # OF     COST      VALUE AT 12/31/05
ISSUER NAME AND ISSUER TITLE                                                     SHARES        (NOTES a & c)     (NOTE a)
-----------------------------------------------------                    -----------------------------------------------------

TOTAL - CORPORATE DEBT SECURITIES                                             2,023,933         2,035,108       1,995,750

TOTAL - BONDS AND NOTES                                                       5,316,804         5,333,393       5,245,072

PREFERRED STOCK

PREFERRED STOCK - STATED MATURITY
Corporate - Industrial
BHP OPERATIONS                                          2006       6.760%            50             5,000           5,066 (d)
WHIRLPOOL CORP                                          2008       6.550%             9               902             908 (d)
TOTAL - CORPORATE - INDUSTRIAL                                                       59             5,902           5,973

Corporate - Utility
AMERENCILCO                                             2008       5.850%            31             3,131           3,079
LOUISVILLE GAS & ELECTRIC CO                            2008       5.875%            10             1,019           1,021
SAN DIEGO GAS & ELEC COMPANY                            2008       7.050%            45             1,134           1,104
TOTAL - CORPORATE - UTILITY                                                          86             5,284           5,204

TOTAL - PREFERRED STOCK - STATED MATURITY                                           145            11,186          11,177

PREFERRED STOCK - PERPETUAL
Corporate - Finance
CITIGROUP INC                                                      5.860%           150             7,782           7,565
TOTAL - CORPORATE - FINANCE                                                         150             7,782           7,565

TOTAL - PREFERRED STOCK - PERPETUAL                                                 150             7,782           7,565

TOTAL - PREFERRED STOCK                                                             295            18,968          18,742

TOTAL INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS                       5,317,099         5,352,361       5,263,814

NOTES:

a) See Notes 1 and 3 to the financial statements regarding determination of cost and fair values. All available for sale securities are carried at fair value on the balance sheet. Certain amounts may not total due to rounding of individual components.
b) In the absence of market quotations, securities are valued by Ameriprise Certificate Company at fair value.
c) Aggregate cost of investment in securities of unaffiliated issuers for federal income tax purposes was $5,401,013.
d) Securities acquired in private negotiation which may require registration under federal securities law if they were to be publicly sold. Also see Note 3 to the financial statements.
e)  Non-income producing securities.

AMERIPRISE CERTIFICATE COMPANY                                                                                          SCHEDULE II
INVESTMENTS IN AND ADVANCES TO AFFILIATES AND INCOME THEREON
DECEMBER 31, 2005, 2004 AND 2003
($ in thousands)

                                                                     BALANCE DECEMBER 31, 2005
                                                      -----------------------------------------------------
                                                                                                                     INTEREST
                                                                                                                     DIVIDENDS
                                                         PRINCIPAL                               CARRYING            CREDITED
                                                         AMOUNT OR                 COST            VALUE             TO INCOME
NAME OF ISSUER AND TITLE OF ISSUE                      NO. OF SHARES                (a)             (b)                 (c)
---------------------------------                     ---------------           -----------     -----------         -----------

Wholly Owned Subsidiary (b):
Real Estate Investment Company:
  Investors Syndicate Development Corporation:
    Capital Stock.....................................            100                    $0              $0                  $0
                                                      ===============

  Investors Syndicate Development Corporation:
    Undistributed Net Income..........................             $0                                                         0
                                                      ===============

Other Affiliates (as defined in Sec. 2(a)(3) of the
Investment Company Act of 1940).......................             $0                     0               0                   0
                                                      ===============           -----------     -----------         -----------

    TOTAL AFFILIATES..................................                                   $0              $0                  $0
                                                                                ===========     ===========         ===========

                                                                     BALANCE DECEMBER 31, 2004
                                                      -----------------------------------------------------
                                                                                                                     INTEREST
                                                                                                                     DIVIDENDS
                                                         PRINCIPAL                               CARRYING            CREDITED
                                                         AMOUNT OR                 COST            VALUE             TO INCOME
NAME OF ISSUER AND TITLE OF ISSUE                      NO. OF SHARES                (a)             (b)                 (c)
---------------------------------                     ---------------           -----------     -----------         -----------

Wholly Owned Subsidiary (b):
Real Estate Investment Company:
  Investors Syndicate Development Corporation:
    Capital Stock.....................................            100                  ($41)           ($41)                 $0
                                                      ===============

  Investors Syndicate Development Corporation:
    Undistributed Net Income..........................             $0                                                         0
                                                      ===============

Other Affiliates (as defined in Sec. 2(a)(3) of the
Investment Company Act of 1940).......................             $0                     0               0                   0
                                                      ===============           -----------     -----------         -----------

    TOTAL AFFILIATES..................................                                 ($41)           ($41)                 $0
                                                                                ===========     ===========         ===========

                                                                     BALANCE DECEMBER 31, 2003
                                                      -----------------------------------------------------
                                                                                                                     INTEREST
                                                                                                                     DIVIDENDS
                                                         PRINCIPAL                               CARRYING            CREDITED
                                                         AMOUNT OR                 COST            VALUE             TO INCOME
NAME OF ISSUER AND TITLE OF ISSUE                      NO. OF SHARES                (a)             (b)                 (c)
---------------------------------                     ---------------           -----------     -----------         -----------

Wholly Owned Subsidiary (b):
Real Estate Investment Company:
  Investors Syndicate Development Corporation:
    Capital Stock.....................................            100                  ($45)           ($45)                 $0
                                                      ===============

Other Controlled Companies:                                        $0                     4               4                   0
                                                      ===============

Other Affiliates (as defined in Sec. 2(a)(3) of the
Investment Company Act of 1940).......................             $0                     0               0                   0
                                                      ===============           -----------     -----------         -----------

    TOTAL AFFILIATES..................................                                 ($41)           ($41)                 $0
                                                                                ===========     ===========         ===========

NOTES:

(a) The aggregate cost for federal income tax purposes was $0, ($41) and ($41) at December 31, 2005, 2004 and 2003, subject to possible adjustment in certain circumstances under consolidated income tax return regulations.

(b) Investments in stocks of wholly owned subsidiaries are carried at cost adjusted for equity in undistributed net income since organization or acquisition of the subsidiaries.

(c) There were no dividends or interest earned which were not credited to income.

AMERIPRISE CERTIFICATE COMPANY                                                                                         SCHEDULE III
MORTGAGE LOANS ON REAL ESTATE AND INTEREST EARNED ON MORTGAGES
YEAR ENDED DECEMBER 31, 2005
($ in thousands)

                                                                                                           PART 2 - INTEREST EARNED
                                         PART 1 -         MORTGAGE LOANS ON REAL ESTATE AT END OF PERIOD         ON MORTGAGES
                                         --------        ------------------------------------------------- ------------------------

                                                                           AMOUNT OF PRINCIPAL
                                                                                UNPAID AT
                                                                              END OF PERIOD
                                                                           -------------------
                                                                                                                         AVERAGE
                                                                                                            INTEREST   GROSS RATE
                                                                                      SUBJECT    AMOUNT      DUE AND   OF INTEREST
                                                            CARRYING                    TO         OF        ACCRUED   ON MORTGAGES
                                          NUMBER  PRIOR     AMOUNT OF               DELINQUENT  MORTGAGES   AT END OF  HELD AT END
LOAN NO. &                                  OF    LIENS   MORTGAGES (c),             INTEREST     BEING      PERIOD     OF PERIOD
DESCRIPTION(a)  PROPERTY LOCATION          LOANS   (b)   (g),(h) AND (i)    TOTAL       (d)     FORECLOSED    (e)          (f)
------------------------------------------------------------------------  --------  ----------  ----------  ---------  ------------

First mortgages:
  Insured by Federal Housing
   Administration - liens on:
     Residential - under $100                  0                      $0        $0          $0          $0                   0.000%
     Apartment and business - under $100       0                       0         0           0           0                   0.000%
                                          ------         ---------------     -----  ----------  ----------             ------------

                Total                          0                       0         0           0           0                   0.000%
                                          ------         ---------------     -----  ----------  ----------             ------------
  Partially guaranteed under Serviceman's
   Readjustment Act of 1944, as amended -
   liens on:
     Residential - under $100                  0                       0         0           0           0                   0.000%
     Apartment and business - under $100       0                       0         0           0           0                   0.000%
                                          ------         ---------------     -----  ----------  ----------             ------------

                Total                          0                       0         0           0           0                   0.000%
                                          ------         ---------------     -----  ----------  ----------             ------------
  Other - liens on:
    Residential                                0                       0         0           0           0                   0.000%
                                          ------         ---------------     -----  ----------  ----------             ------------
    Apartment and business:
      Under $100                               0                       0         0           0           0                   0.000%
      $100 to $150                             0                       0         0           0           0                   0.000%
      $150 to $200                             0                       0         0           0           0                   0.000%
      $200 to $250                             0                       0         0           0           0                   0.000%
      $250 to $300                             0                       0         0           0           0                   0.000%
      $300 to $350                             0                       0         0           0           0                   0.000%
      $350 to $400                             0                       0         0           0           0                   0.000%
      $400 to $450                             0                       0         0           0           0                   0.000%
      $450 to $500                             0                       0         0           0           0                   0.000%
      Over $500:

21-47139        EAGAN, MN                      1                   1,004     1,004           0           0                  4.91000
21-47157        TAMPA, FL                      1                   2,259     2,259           0           0                  7.65000
21-47167        RUSKIN, FL                     1                   5,064     5,064           0           0                  7.44000
21-47168        RIVERVIEW, FL                  1                   2,714     2,714           0           0                  7.44000
21-47173        FAIRFIELD, NJ                  1                   3,368     3,368           0           0                  7.26000
21-47187        MEBANE, NC                     1                   2,429     2,429           0           0                  7.22000
21-47195        PHARR,  TX                     1                   1,767     1,767           0           0                  3.80000
21-47196        PHARR, TX                      1                   3,955     3,955           0           0                  3.80000
21-47197        ALAMO, TX                      1                     906       906           0           0                  3.80000
21-47204        MARY ESTHER, FL                1                   2,498     2,498           0           0                  7.04000
21-47205        TUCSON, AZ                     1                   3,444     3,444           0           0                  7.05000
21-47210        WEST HAVEN, CT                 1                   3,541     3,541           0           0                  6.60000
21-47214        PLYMOUTH, MN                   1                   9,657     9,657           0           0                  7.45000
21-47215        URBANDALE,  IA                 1                   2,768     2,768           0           0                  6.25000
21-47216        URBANDALE, IA                  1                   2,179     2,179           0           0                  6.25000
21-47223        HOUSTON, TX                    1                   5,279     5,279           0           0                  6.15000
21-47224        PLANO, TX                      1                   2,379     2,379           0           0                  6.00000
21-47226        AUSTIN, TX                     1                   2,356     2,356           0           0                  5.50000
21-47228        BRIDGEPORT, CT                 1                   3,674     3,674           0           0                  7.14000
21-47230        HOUSTON,TX                     1                   1,924     1,924           0           0                  5.11000
21-47232        MILWAUKEE, WI                  1                   3,279     3,279           0           0                  7.40000
21-47233        JEFFERSON CITY, MO             1                   1,729     1,729           0           0                  7.15000
21-47234        LITTLETON, CO                  1                   2,843     2,843           0           0                  7.18000
21-47235        SOUTHPORT,CT                   1                   2,375     2,375           0           0                  7.02000
21-47237        ROANOKE, VA                    1                   1,195     1,195           0           0                  5.25000
21-47238        CICERO, IN                     1                   2,991     2,991           0           0                  7.00000
21-47240        BALTIMORE, MD                  1                   3,460     3,460           0           0                  7.02000
21-47241        SIOUX FALLS, SD                1                     839       839           0           0                  7.05000
21-47243        CHESAPEAKE, VA                 1                   2,638     2,638           0           0                  6.96000
21-47245        SOUTHPORT, CT                  1                   2,156     2,156           0           0                  6.98000
21-47246        DALLAS, TX                     1                     818       818           0           0                  7.01000
21-47249        VENTURA,  CA                   1                   3,280     3,280           0           0                  6.75000
21-47250        ALEXANDRIA,  VA                1                   2,405     2,405           0           0                  6.90000
21-47251        PHOENIX, AZ                    1                   2,467     2,467           0           0                  6.80000
21-47252        BROKEN ARROW, OK               1                   2,943     2,943           0           0                  6.80000
21-47253        PHOENIX, AZ                    1                   1,471     1,471           0           0                  6.80000
21-47254        TULSA, OK                      1                   3,072     3,072           0           0                  6.80000
21-47255        FOREST LAKE,  MN               1                   4,037     4,037           0           0                  6.83000
21-47256        RAPID CITY, SD                 1                     806       806           0           0                  6.75000
21-47259        SANTA CLARITA, CA              1                   1,693     1,693           0           0                  6.95000
21-47260        ANN ARBOR, MI                  1                   2,446     2,446           0           0                  6.98000
21-47261        BLOOMINGTON, MN                1                     945       945           0           0                  7.06000
21-47262        FARGO, ND                      1                   5,080     5,080           0           0                  6.90000
21-47264        OREM,  UT                      1                   1,711     1,711           0           0                  6.81000
21-47266        CLARKSTON, MI                  1                   3,524     3,524           0           0                  6.89000
21-47267        CHARLOTTE, NC                  1                   1,177     1,177           0           0                  6.91000
21-47268        SEBRING,  FL                   1                   5,603     5,603           0           0                  6.85000
21-47269        SPOKANE,  WA                   1                   3,201     3,201           0           0                  7.15000
21-47270        HOUSTON ,  TX                  1                   2,461     2,461           0           0                  6.80000
21-47271        WILSONVILLE, OR                1                   1,447     1,447           0           0                  6.85000
21-47272        AURORA, CO                     1                   1,732     1,732           0           0                  6.44000
21-47273        RAPID CITY, SD                 1                     661       661           0           0                  6.85000
21-47277        TUCSON,  AZ                    1                   1,985     1,985           0           0                  7.00000
21-47278        KENNEWICK, WA                  1                   5,866     5,866           0           0                  6.75000
21-47281        SHAKER HEIGHTS, OH             1                   2,037     2,037           0           0                  7.00000
21-47285        FORT MYERS,  FL                1                   3,326     3,326           0           0                  6.75000
21-47286        LAS VEGAS, NV                  1                   2,281     2,281           0           0                  7.00000
21-47287        ROGERS, MN                     1                   4,491     4,491           0           0                  7.30000
21-47288        PLYMOUTH, MN                   1                   1,737     1,737           0           0                  6.85000
21-47289        NEWPORT NEWS, VA               1                   2,019     2,019           0           0                  6.90000
21-47291        LIVERPOOL , NY                 1                   2,616     2,616           0           0                  7.00000
21-47292        LAS VEGAS, NV                  1                   9,212     9,212           0           0                  6.50000




AMERIPRISE CERTIFICATE COMPANY                                                                                         SCHEDULE III
MORTGAGE LOANS ON REAL ESTATE AND INTEREST EARNED ON MORTGAGES
YEAR ENDED DECEMBER 31, 2005
($ in thousands)

                                                                                                           PART 2 - INTEREST EARNED
                                         PART 1 -         MORTGAGE LOANS ON REAL ESTATE AT END OF PERIOD         ON MORTGAGES
                                         --------        ------------------------------------------------- ------------------------

                                                                           AMOUNT OF PRINCIPAL
                                                                                UNPAID AT
                                                                              END OF PERIOD
                                                                           -------------------
                                                                                                                         AVERAGE
                                                                                                            INTEREST   GROSS RATE
                                                                                      SUBJECT    AMOUNT      DUE AND   OF INTEREST
                                                            CARRYING                    TO         OF        ACCRUED   ON MORTGAGES
                                          NUMBER  PRIOR     AMOUNT OF               DELINQUENT  MORTGAGES   AT END OF  HELD AT END
LOAN NO. &                                  OF    LIENS   MORTGAGES (c),             INTEREST     BEING      PERIOD     OF PERIOD
DESCRIPTION(a)  PROPERTY LOCATION          LOANS   (b)   (g),(h) AND (i)     TOTAL      (d)     FORECLOSED    (e)          (f)
------------------------------------------------------------------------   -------  ----------  ----------  ---------  ------------

21-47293        CORVALLIS, OR                  1                   3,900     3,900           0           0                  6.75000
21-47294        HOPE MILLS, NC                 1                   1,214     1,214           0           0                  7.00000
21-47295        CONCORD, OH                    1                     951       951           0           0                  7.00000
21-47297        CONCORD, OH                    1                   1,618     1,618           0           0                  7.00000
21-47298        ROCK HILL, SC                  1                     684       684           0           0                  7.25000
21-47299        ESCONDIDO, CA                  1                   2,012     2,012           0           0                  7.00000
21-47303        SANTA MONICA, CA               1                   6,024     6,024           0           0                  5.54000
21-47304        HOUSTON, TX                    1                   6,613     6,613           0           0                  4.75000
21-47306        FAIRVIEWPRK/CUYAHOGA, OH       1                   4,071     4,071           0           0                  6.46625
21-47308        CLEARWATER, FL                 1                   5,821     5,821           0           0                  5.32000
21-47310        SACRAMENTO, CA                 1                   5,168     5,168           0           0                  5.73375
21-47311        SACRAMENTO, CA                 1                   3,435     3,435           0           0                  5.73375
21-47312        BOXBOROUGH, MA                 1                   7,406     7,406           0           0                  5.86000
21-47317        OAK LAWN, IL                   1                   1,174     1,174           0           0                  5.00000
21-47318        SILVERDALE, WA                 1                   4,145     4,145           0           0                  4.41000
21-47319        PITTSBURGH,PA                  1                   2,490     2,490           0           0                  5.04000
21-47320        KIRLAND, WA                    1                   3,147     3,147           0           0                  4.66000
21-47321        CLINTON TOWNSHIP MI            1                   6,652     6,652           0           0                  3.81000
21-47322        COLLEYVILLE, TX                1                   2,364     2,364           0           0                  5.73375
21-47323        ALAMEDA , CA                   1                   5,919     5,919           0           0                  5.54000
21-47336        BURR RIDG, IL                  1                   3,794     3,794           0           0                  5.18000
21-87290        DORAVILLE, GA                  1                   2,661     2,661           0           0                  5.77000
21-87313        ORCHARD PARK , NY              1                   4,000     4,000           0           0                  5.46000
21-87324        FALLS CHURCH, VA               1                   2,250     2,250           0           0                  4.79000
21-87325        AUSTIN, TX                     1                   3,842     3,842           0           0                  4.85000
21-87327        MARIETTA, GA                   1                   2,429     2,429           0           0                  4.80000
21-87328        CHARLOTTE, NC                  1                   3,201     3,201           0           0                  4.99000
21-87329        OMAHA,  NE                     1                   1,120     1,120           0           0                  5.40000
21-87330        MERIDEN, CT                    1                   4,300     4,300           0           0                  5.39000
21-87331        OMAHA,  NE                     1                   4,046     4,046           0           0                  5.34000
21-87332        DENVER, CO                     1                   5,090     5,090           0           0                  4.80000
21-87333        BROKEN ARROW, OK               1                   1,642     1,642           0           0                  5.13000
21-87334        GLENDALE, AZ                   1                   5,939     5,939           0           0                  4.96000
21-87335        BLUE ASH,OH                    1                   3,476     3,476           0           0                  4.95000
21-87337        ISSAQUAH, WA                   1                   8,500     8,500           0           0                  5.33000


  Total Other                                 97                 306,318   306,318           0           0                     6.14
                                          ------                --------  --------  ----------  ----------             ------------

  Unallocated Reserve for Losses                                   3,036
                                                                --------

  Total First Mortgage Loans on
    Real Estate                               97                $303,282  $306,318          $0          $0                    6.14%
                                          ======                ========  ========  ==========  ==========             ============

AMERIPRISE CERTIFICATE COMPANY                                                                                      SCHEDULE III
MORTGAGE LOANS ON REAL ESTATE AND INTEREST EARNED ON MORTGAGES
YEAR ENDED DECEMBER 31, 2005
($ in thousands)

PART 3 - LOCATION OF MORTGAGED PROPERTIES                                          Amount of principal
-----------------------------------------                                         unpaid at end of period
                                                                              ------------------------------

                                                              Carrying                            Subject
                                                              amount of                             to               Amount of
        State in                  Number        Prior         mortgages                         delinquent           mortgages
    which mortgaged                of           liens         (c), (g),                          interest              being
  property is located             loans          (b)         (h) and (i)        Total               (d)              foreclosed
-----------------------        ----------     ---------    ---------------    ----------      --------------       --------------
 Arizona                               5                       $ 15,305        $ 15,305                 $0                   $0
 California                            7                         27,532          27,532                  0                    0
 Colorado                              3                          9,664           9,664                  0                    0
 Connecticut                           5                         16,045          16,045                  0                    0
 Florida                               7                         27,286          27,286                  0                    0
 Georgia                               2                          5,090           5,090                  0                    0
 Iowa                                  2                          4,946           4,946                  0                    0
 Illinois                              2                          4,968           4,968                  0                    0
 Indiana                               1                          2,991           2,991                  0                    0
 Massachusetts                         1                          7,406           7,406                  0                    0
 Maryland                              1                          3,460           3,460                  0                    0
 Michigan                              3                         12,623          12,623                  0                    0
 Minnesota                             6                         21,871          21,871                  0                    0
 Missouri                              1                          1,729           1,729                  0                    0
 Nevada                                2                         11,493          11,493                  0                    0
 New Jersey                            1                          3,368           3,368                  0                    0
 New York                              2                          6,616           6,616                  0                    0
 North Carolina                        5                          8,973           8,973                  0                    0
 North Dakota                          1                          5,080           5,080                  0                    0
 Nebraska                              2                          5,166           5,166                  0                    0
 Ohio                                  4                         11,202          11,202                  0                    0
 Oklahoma                              3                          7,657           7,657                  0                    0
 Oregon                                2                          5,347           5,347                  0                    0
 Pennsylvania                          1                          2,490           2,490                  0                    0
 South Carolina                        1                            684             684                  0                    0
 South Dakota                          3                          2,306           2,306                  0                    0
 Texas                                12                         34,664          34,664                  0                    0
 Utah                                  1                          1,711           1,711                  0                    0
 Virginia                              5                         10,507          10,507                  0                    0
 Washington                            5                         24,859          24,859                  0                    0
 Wisconsin                             1                          3,279           3,279                  0                    0
                               ----------                  -------------      ----------      --------------       --------------
 Total                                97                        306,318         306,318                  0                    0
                               ----------                  -------------      ----------      --------------       --------------
 Unallocated Reserve
 for Losses                                                       3,036
                                                           -------------

 Total                                97                       $303,282        $306,318                 $0                   $0
                               ==========                  =============      ==========      ==============       ==============


NOTES:

(a) The classification "residential" includes single dwellings only. Residential multiple dwellings are included in "apartment and business".
(b) Real estate taxes and easements, which in the opinion of the Company are not undue burden on the properties, have been excluded from the determination of "prior liens".
(c) In this schedule III, carrying amount of mortgage loans represents unpaid principal balances plus unamortized premiums less unamortized discounts and reserve for loss.
(d) Interest in arrears for less than three months has been disregarded in computing the total amount of principal subject to delinquent interest. The amounts of mortgage loans being foreclosed are also included in amounts subject to delinquent interest.
(e) Information as to interest due and accrued for the various classes within the types of mortgage loans is not readily available and the obtaining thereof would involve unreasonable effort and expense.
    The Company does not accrue interest on loans which are over three months delinquent.
(f) Information as to interest income by type and class of loan has been omitted because it is not readily available and the obtaining thereof would involve unreasonable effort and expense. In lieu thereof, the average gross interest rates (exclusive of amortization of discounts and premiums) on mortgage loans held at December 31, 2005 are shown by type and class of loan.

AMERIPRISE CERTIFICATE COMPANY                                                                                     SCHEDULE III
MORTGAGE LOANS ON REAL ESTATE AND INTEREST EARNED ON MORTGAGES
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
($ in thousands)

     The average gross interest rates on mortgage loans held at December 31, 2005, 2004 and 2003 are summarized as follows:

                                                              2005                       2004                        2003
                                                        ---------------            ----------------            ----------------
     First mortgages:
       Insured by Federal Housing Administration             0.000%                      0.000%                      0.000%
       Partially guaranteed under Servicemen's
         Readjustment Act of 1944, as amended                0.000                       0.000                       0.000
       Other                                                 6.142                       6.010                       6.108
                                                        ---------------            ----------------            ----------------


           Combined average                                  6.142%                      6.010%                      6.108%
                                                        ===============            ================            ================

(g) Following is a reconciliation of the carrying amount of mortgage loans for the years ended December 31, 2005, 2004 and 2003:

                                                              2005                       2004                        2003
                                                        ---------------            ----------------            ----------------

     Balance at beginning of period                         $325,416                   $330,953                    $338,924
       Additions during period:
         New loans acquired - nonaffiliated
          companies                                           25,768                     34,507                      43,030
         Reserve for loss reversal, net of
          realized losses from sales                             879                        606                           -
                                                        ---------------            ----------------            ----------------
           Total additions                                    26,647                     35,113                      43,030
                                                        ---------------            ----------------            ----------------

                                                             352,063                    366,066                     381,954
                                                        ---------------            ----------------            ----------------

     Deductions during period:
       Collections of principal                               48,781                     40,650                      47,688
       Reserve for loss                                            -                          -                       3,313
                                                        ---------------            ----------------            ----------------
           Total deductions                                   48,781                     40,650                      51,001
                                                        ---------------            ----------------            ----------------

     Balance at end of period                               $303,282                   $325,416                    $330,953
                                                        ===============            ================            ================

(h) The aggregate cost of mortgage loans for federal income tax purposes at December 31, 2005 was $306,318.

(i) At December 31, 2005, an unallocated reserve for loss on first mortgage loans of $3,036 is recorded.

AMERIPRISE CERTIFICATE COMPANY                                                                                  SCHEDULE V
QUALIFIED ASSETS ON DEPOSIT
DECEMBER 31, 2005
($ in thousands)

                                                INVESTMENT SECURITIES
                                            -----------------------------
                                               BONDS AND                       MORTGAGE
                                                 NOTES          STOCKS          LOANS           OTHER
      NAME OF DEPOSITORY                          (a)            (b)             (c)             (d)             TOTAL
------------------------------------------  --------------    -----------    ------------    -----------    --------------

Deposits with states or their depositories to meet requirements of statutes and agreements:

    Illinois - Secretary of
      State of Illinois                              $52             $0              $0             $0               $52

    New Jersey - Commissioner
      of Banking and Insurance
      of New Jersey                                   50              0               0              0                50


    Pennsylvania - Treasurer
      of the State of
      Pennsylvania                                   150              0               0              0               150


    Texas - Treasurer of the
      State of Texas                                 120              0               0              0               120
                                            --------------    -----------    ------------    -----------    --------------

    Total deposits with states or their
      depositories to meet requirements of
      statutes and agreements                        372              0               0              0               372

Central depository -
 Ameriprise Trust Company                      5,583,089         18,968         303,282         62,758         5,968,097
                                            --------------    -----------    ------------    -----------    --------------

    Total                                     $5,583,461        $18,968        $303,282        $62,758        $5,968,469
                                            ==============    ===========    ============    ===========    ==============

Notes:
  (a) Represents amortized cost of bonds and notes.
  (b) Represents average cost of individual issues of stocks.
  (c) Represents unpaid principal balance of mortgage loans less unamortized discounts and reserve for losses.
  (d) Represents cost of purchased call options and accounts payable purchased.

AMERIPRISE CERTIFICATE COMPANY                                                                                         SCHEDULE VI
CERTIFICATE RESERVES
PART 1 - SUMMARY OF CHANGES
YEAR ENDED DECEMBER 31, 2005
($ in thousands)

                                                                         Balance at beginning of period
                                                                       ----------------------------------
                                                                        Number
                                                                          of
                                                          Yield        accounts      Amount
                                                       to maturity       with          of         Amount
                                                       on an annual    security     maturity        of
                    Description                       payment basis    holders        value      reserves
                    -----------                       -------------    --------    ---------    ---------

Installment certificates:
  Reserves to mature:
  Series 15, includes extended maturities
  15,     "        "        "      "                                          0   $        0   $        0
  20,     "        "        "      "                                          0            0            0
  15A,    "        "        "      "                                          0            0            0
  22A,    "        "        "      "                       3.09             208        5,270        4,787
  I-76,   "        "        "      "                       3.35             264        5,816        4,606
  Reserve Plus Flex Payment                                                   2           24           44
  IC-Q-Installment                                                           13          229           46
  IC-Q-Ins                                                                  133        1,481          722
  IC-Q-Ins Emp                                                                2           23           18
  IC-I                                                                    6,786      108,275       59,252
  IC-I-Emp                                                                   51          888          861
  Inst                                                                   10,541            0       44,400
  Inst-E                                                                     67            0          261
  RP-Q-Installment                                                           26          343          184
  RP-Q-Flexible Payment                                                       4           45           40
  RP-Q-Ins                                                                    3           24            3
  RP-Q-Ins Emp                                                                0            0            1
  RP-I                                                                       19          360          238
  RP-I-EMP                                                                    0            0            0
  Inst-R & RP I95                                                           291       26,098        1,081
  Inst-R-E                                                                    5          860           16
                                                                       --------   ----------   ----------
                Total                                                    18,415      149,736      116,560
                                                                       --------   ----------   ----------

  Payments made in advance of certificate
   year requirements and accrued
   interest thereon:
  15, includes extended maturities                         2.00               0            0            0
  20,     "        "        "                              2.00               0            0           (1)
  15A,    "        "        "                              3.00               0            0            1
  22A,    "        "        "                              3.00               0            0          129
  I-76,   "        "        "                              3.50               0            0          344
                                                                       --------   ----------   ----------

                Total                                                         0            0          473
                                                                       --------   ----------   ----------



  Additional credits and accrued interest
   thereon:
       "  15, includes extended maturities                 2.50               0            0            0
       "  20,     "        "        "                      2.50               0            0            0
       "  15A,    "        "        "                      3.00               0            0            0
       "  22A,    "        "        "                      3.00               0            0        1,120
       "  I-76,   "        "        "                      3.50               0            0        1,090
       "  Res Plus Flex Pay                                                   0            0            0
       "  IC-Q-Installment                                                    0            0           (1)
       "  IC-Q-Ins                                                            0            0            0
       "  IC-Q-Ins Emp                                                        0            0            0
       "  IC-I                                                                0            0           64
       "  IC-I-Emp                                                            0            0            1
       "  Inst                                                                0            0           13
       "  Inst-E                                                              0            0            0
       "  RP-Q-Installment                                                    0            0            0
       "  RP-Q-Flexible Pay                                                   0            0            0
       "  RP-Q-Ins                                                            0            0           (1)
       "  RP-Q-Ins Emp                                                        0            0            0
       "  RP-I                                                                0            0            0
       "  RP-I-EMP                                                            0            0            0
       "  Inst-R                                                              0            0            0
       "  Inst-R-E                                                            0            0            0
                                                                       --------   ----------   ----------

                Total                                                         0            0        2,286
                                                                       --------   ----------   ----------



Res for accrued 3rd year                                                      0            0          859
Res for accrued 6th year                                                      0            0            0
Acc int  - default I-76                                    3.5                0            0            1
Res for add'l credits to be allowed                                           0            0            0
 Installment Cert-Special Add'l                                               0            0            0
 Credits I-76                                                                 0            0            0
Accrued for add'l credits to                                                  0            0            0
     be allowed at next anniversary                                           0            0           22
Reserve for death & disability                                                0            0            0
Res for reconversion                                                          0            0            1
                                                                       --------   ----------   ----------

                Total                                                         0            0          883
                                                                       --------   ----------   ----------


TOTAL INSTALLMENT CERTIFICATES                                           18,415   $  149,736   $  120,202
                                                                       --------   ----------   ----------

Fully paid certificates:
  Single-Payment certificates:
    SP 74                                                  3.50               0   $        0   $        0
    SP 75                                                  3.50               0            0            0
    SP 76                                                  3.50               0            0            0
    SP 77                                                  3.50               0            0            0
    SP 78                                                  3.50               0            0            0
    SP 79                                                  3.50               2           15           15
    SP 80                                                  3.50               0            0            2
    SP 81A                                                 3.50               1           10           10
    SP 82A                                                 3.50               2           22           22
    SP 82B                                                 3.50               3           20           29
    SP 83A                                                 3.50               0            0          (10)
    SP 83B                                                 3.50               0            0            0
    IC-2-84                                                3.50             113        1,302        1,298
    IC-2-85                                                3.50             145        2,004        2,148
    IC-2-86                                                3.50              90        1,372        1,102
    IC-2-87                                                3.50             113        1,798        1,628
    IC-2-88                                                3.50             221        3,236        3,153
    Reserve Plus Single Payment                                               9          128          173
    Cash Reserve Single Payment                                               0            0            0
    IC-Flexible Savings (Variable Term)                                 136,212    1,922,458    2,022,923
    IC-Flexible Savings Emp (VT)                                            483        6,716        8,806
    IC-Preferred Investors                                                   17       16,152       16,349
    IC-Investors                                                            587    1,209,080    1,236,934
    IC-Special Deposits U.K.                                                 26       36,405       38,445
    IC-Special Deposits Hong Kong                                             0            0            0
    IC-1-84                                                                   7           76           51
    Cash Reserve Variable Payment                                           110          476          701
    Cash Reserve Variable PMT-3mo.                                       29,481      119,970      124,118
    IC-Future Value                                                         201        1,612        1,612
    IC-Future Value Emp                                                       2            6            5
    IC-Stock Market                                                      84,759      520,219      575,482
    IC-MSC                                                               25,206      389,104      408,519
    IC-EISC                                                                  31        1,494        1,503
    IC-AEBI Stock Market                                                    741      272,665      276,552
                                                                       --------   ----------   ----------

                Total                                                   278,562   $4,506,340   $4,721,570
                                                                       --------   ----------   ----------



                                                              Additions to Reserves                Deductions from Reserves
                                                     ------------------------------------    ------------------------------------

                                                                                  Charged                                 Credited
                                                       Charged       Reserve      to other                     Cash       to other
                                                      to profit    payments by    accounts                  surrenders    accounts
                                                       and loss    certificate      (per                     prior to       (per
                    Description                       or income      holders       part 2)    Maturities     maturity      part 2)
                    -----------                       ---------    -----------    --------    ----------    ----------    --------

Installment certificates:
  Reserves to mature:
  Series 15, includes extended maturities
  15,     "        "        "      "                  $       0    $         0    $      0    $        0    $        0    $      0
  20,     "        "        "      "                          0              0           0             0             0           0
  15A,    "        "        "      "                          0              0           0             0             0           0
  22A,    "        "        "      "                        113             37          32           474           360       1,117
  I-76,   "        "        "      "                        151             98           7             0           224         160
  Reserve Plus Flex Payment                                   0              0           0             0             0           0
  IC-Q-Installment                                            0              4           0            36            12           0
  IC-Q-Ins                                                    0             91           1            57           214          11
  IC-Q-Ins Emp                                                0              1           0             0             0           0
  IC-I                                                        0          8,141       1,391        23,027        17,642           0
  IC-I-Emp                                                    0            294          28           116           222           0
  Inst                                                        0         19,641         462             0        15,624           0
  Inst-E                                                      0            133           4             0           123           0
  RP-Q-Installment                                            0              0           0            52            41          16
  RP-Q-Flexible Payment                                       0              0           0             0            11           0
  RP-Q-Ins                                                    0              0           0             0             0           0
  RP-Q-Ins Emp                                                0              0           0             0             0           0
  RP-I                                                        0             16           4           146            62           0
  RP-I-EMP                                                    0              0           0             0             0           0
  Inst-R & RP I95                                             0            534           5             0           195           0
  Inst-R-E                                                    0              3           0             0             0           0
                                                      ---------    -----------    --------    ----------    ----------    --------
                Total                                       264         28,993       1,934        23,908        34,730       1,304
                                                      ---------    -----------    --------    ----------    ----------    --------

  Payments made in advance of certificate
   year requirements and accrued
   interest thereon:
  15, includes extended maturities                            0              0           0             0             0           0
  20,     "        "        "                                 0              0           0             0             0           0
  15A,    "        "        "                                 0              0           0             0             0           0
  22A,    "        "        "                                 3             19           0            26             3          44
  I-76,   "        "        "                                10             15           0             0            71           7
                                                      ---------    -----------    --------    ----------    ----------    --------

                Total                                        13             34           0            26            74          51
                                                      ---------    -----------    --------    ----------    ----------    --------



  Additional credits and accrued interest
   thereon:
       "  15, includes extended maturities                    0              0           0             0             0           0
       "  20,     "        "        "                         0              0           0             0             0           0
       "  15A,    "        "        "                         0              0           0             0             0           0
       "  22A,    "        "        "                        25              0          22           120            86         279
       "  I-76,   "        "        "                        36              0          18             0            49          42
       "  Res Plus Flex Pay                                   0              0           0             0             0           0
       "  IC-Q-Installment                                    0              0           0             0             0           0
       "  IC-Q-Ins                                            1              0           0             0             0           1
       "  IC-Q-Ins Emp                                        0              0           0             0             0           0
       "  IC-I                                            1,376              0           0             0             0       1,395
       "  IC-I-Emp                                           28              0           0             0             0          28
       "  Inst                                              478              0           0             0             0         461
       "  Inst-E                                              4              0           0             0             0           4
       "  RP-Q-Installment                                    0              0           0             0             0           0
       "  RP-Q-Flexible Pay                                   0              0           0             0             0           0
       "  RP-Q-Ins                                            0              0           0             0             0           0
       "  RP-Q-Ins Emp                                        0              0           0             0             0           0
       "  RP-I                                                4              0           0             0             0           4
       "  RP-I-EMP                                            0              0           0             0             0           0
       "  Inst-R                                              5              0           0             0             0           5
       "  Inst-R-E                                            0              0           0             0             0           0
                                                      ---------    -----------    --------    ----------    ----------    --------

                Total                                     1,957              0          40           120           135       2,219
                                                      ---------    -----------    --------    ----------    ----------    --------



Res for accrued 3rd year                                    656           (634)          0             0             0           0
Res for accrued 6th year                                      0              0           0             0             0           0
Acc int  - default I-76                                       3              0           0             0             0           3
Res for add'l credits to be allowed                           0              0           0             0             0           0
 Installment Cert-Special Add'l                               0              0           0             0             0           0
 Credits I-76                                                 0              0           0             0             0           0
Accrued for add'l credits to                                  0              0           0             0             0           0
     be allowed at next anniversary                          34              0           0             0             0          40
Reserve for death & disability                                0              0           0             0             0           0
Res for reconversion                                          0              0           0             0             0           0
                                                      ---------    -----------    --------    ----------    ----------    --------

                Total                                       693           (634)          0             0             0          43
                                                      ---------    -----------    --------    ----------    ----------    --------


TOTAL INSTALLMENT CERTIFICATES                        $   2,927    $    28,393    $  1,974    $   24,054    $   34,939    $  3,617
                                                      ---------    -----------    --------    ----------    ----------    --------

Fully paid certificates:
  Single-Payment certificates:
    SP 74                                             $       0    $         0    $      0    $        0    $        0    $      0
    SP 75                                                     0              0           0             0             0           0
    SP 76                                                     0              0           0             0             0           0
    SP 77                                                     0              0           0             0             0           0
    SP 78                                                     0              0           0             0             0           0
    SP 79                                                     0              0           0             0             0           0
    SP 80                                                     0              0           0             0             0           0
    SP 81A                                                    0              0           0             0             0           0
    SP 82A                                                    0              0           0             0             0           0
    SP 82B                                                    0              0           0            10             0           0
    SP 83A                                                    0              0           0             0             0           0
    SP 83B                                                    0              0           0             0             0           0
    IC-2-84                                                   5              0           0           864            29         389
    IC-2-85                                                   0              0          68         1,192           287         340
    IC-2-86                                                   0              0          37             0           129           0
    IC-2-87                                                   0              0          55             0           126           0
    IC-2-88                                                   0              0         108             0           201           0
    Reserve Plus Single Payment                               0              0           3             0            15           0
    Cash Reserve Single Payment                               0              0           0             0             0           0
    IC-Flexible Savings (Variable Term)                       0      1,449,469      73,570           624     1,067,367           0
    IC-Flexible Savings Emp (VT)                              0             89         218             0         1,471           0
    IC-Preferred Investors                                    0         40,221         625             0        39,004           0
    IC-Investors                                              0        622,502      30,251             0     1,302,464           0
    IC-Special Deposits U.K.                                  0         17,445         940             0        42,519           0
    IC-Special Deposits Hong Kong                             0              0           0             0             0           0
    IC-1-84                                                   0              0           1            10            33           6
    Cash Reserve Variable Payment                             0             20           2           586           139           0
    Cash Reserve Variable PMT-3mo.                            0        391,176       4,004            24       232,623           0
    IC-Future Value                                           0              0           0         1,157           206           0
    IC-Future Value Emp                                       0              0           0             3             0           0
    IC-Stock Market                                           0         73,192      20,888           502       208,434           0
    IC-MSC                                                    0         75,848      13,811             0        90,135           0
    IC-EISC                                                   0            254          73             0         1,825           0
    IC-AEBI Stock Market                                      0         33,309       9,538             0       194,247           0
                                                      ---------    -----------    --------    ----------    ----------    --------

                Total                                 $       5    $ 2,703,525    $154,192    $    4,972    $3,181,254    $    735
                                                      ---------    -----------    --------    ----------    ----------    --------


                                                            Balance at close of period
                                                        ----------------------------------
                                                         Number
                                                           of
                                                        accounts      Amount
                                                          with         of          Amount
                                                        security    maturity         of
                    Description                          holders      value       reserves
                    -----------                         --------    ---------    ---------

Installment certificates:
  Reserves to mature:
  Series 15, includes extended maturities
  15,     "        "        "      "                           0   $        0   $        0
  20,     "        "        "      "                           0            0            0
  15A,    "        "        "      "                           0            0            0
  22A,    "        "        "      "                         127        3,266        3,018
  I-76,   "        "        "      "                         240        5,330        4,478
  Reserve Plus Flex Payment                                    2           24           44
  IC-Q-Installment                                             1           24            2
  IC-Q-Ins                                                    98        1,129          532
  IC-Q-Ins Emp                                                 2           23           19
  IC-I                                                     3,220       49,126       28,115
  IC-I-Emp                                                    25          520          845
  Inst                                                    10,126            0       48,879
  Inst-E                                                      63            0          275
  RP-Q-Installment                                            11          111           75
  RP-Q-Flexible Payment                                        3           39           29
  RP-Q-Ins                                                     3           24            3
  RP-Q-Ins Emp                                                 0            0            1
  RP-I                                                        10           94           50
  RP-I-EMP                                                     0            0            0
  Inst-R & RP I95                                            314       35,167        1,425
  Inst-R-E                                                     6          872           19
                                                        --------   ----------   ----------
                Total                                     14,251       95,749       87,809
                                                        --------   ----------   ----------

  Payments made in advance of certificate
   year requirements and accrued
   interest thereon:
  15, includes extended maturities                             0            0            0
  20,     "        "        "                                  0            0           (1)
  15A,    "        "        "                                  0            0            1
  22A,    "        "        "                                  0            0           78
  I-76,   "        "        "                                  0            0          291
                                                        --------   ----------   ----------

                Total                                          0            0          369
                                                        --------   ----------   ----------



  Additional credits and accrued interest
   thereon:
       "  15, includes extended maturities                     0            0            0
       "  20,     "        "        "                          0            0            0
       "  15A,    "        "        "                          0            0            0
       "  22A,    "        "        "                          0            0          682
       "  I-76,   "        "        "                          0            0        1,053
       "  Res Plus Flex Pay                                    0            0            0
       "  IC-Q-Installment                                     0            0           (1)
       "  IC-Q-Ins                                             0            0            0
       "  IC-Q-Ins Emp                                         0            0            0
       "  IC-I                                                 0            0           45
       "  IC-I-Emp                                             0            0            1
       "  Inst                                                 0            0           30
       "  Inst-E                                               0            0            0
       "  RP-Q-Installment                                     0            0            0
       "  RP-Q-Flexible Pay                                    0            0            0
       "  RP-Q-Ins                                             0            0           (1)
       "  RP-Q-Ins Emp                                         0            0            0
       "  RP-I                                                 0            0            0
       "  RP-I-EMP                                             0            0            0
       "  Inst-R                                               0            0            0
       "  Inst-R-E                                             0            0            0
                                                        --------   ----------   ----------

                Total                                          0            0        1,809
                                                        --------   ----------   ----------



Res for accrued 3rd year                                       0            0          881
Res for accrued 6th year                                       0            0            0
Acc int  - default I-76                                        0            0            1
Res for add'l credits to be allowed                            0            0            0
 Installment Cert-Special Add'l                                0            0            0
 Credits I-76                                                  0            0            0
Accrued for add'l credits to                                   0            0            0
     be allowed at next anniversary                            0            0           16
Reserve for death & disability                                 0            0            0
Res for reconversion                                           0            0            1
                                                        --------   ----------   ----------

                Total                                          0            0          899
                                                        --------   ----------   ----------


TOTAL INSTALLMENT CERTIFICATES                            14,251   $   95,749   $   90,886
                                                        --------   ----------   ----------

Fully paid certificates:
  Single-Payment certificates:
    SP 74                                                      0   $        0   $        0
    SP 75                                                      0            0            0
    SP 76                                                      0            0            0
    SP 77                                                      0            0            0
    SP 78                                                      0           15            0
    SP 79                                                      2            0           15
    SP 80                                                      0           10            2
    SP 81A                                                     1           22           10
    SP 82A                                                     2           10           22
    SP 82B                                                     2            0           19
    SP 83A                                                     0            0          (10)
    SP 83B                                                     0            0            0
    IC-2-84                                                    6           20           21
    IC-2-85                                                   36          660          397
    IC-2-86                                                   81        1,055        1,010
    IC-2-87                                                  106        1,691        1,557
    IC-2-88                                                  203        3,043        3,060
    Reserve Plus Single Payment                                7          122          161
    Cash Reserve Single Payment                                0            0            0
    IC-Flexible Savings (Variable Term)                  163,484    2,351,761    2,477,971
    IC-Flexible Savings Emp (VT)                             422        5,720        7,642
    IC-Preferred Investors                                    17       17,856       18,191
    IC-Investors                                             264      562,962      587,223
    IC-Special Deposits U.K.                                  11       12,786       14,311
    IC-Special Deposits Hong Kong                              0            0            0
    IC-1-84                                                    1            1            3
    Cash Reserve Variable Payment                              0            0           (2)
    Cash Reserve Variable PMT-3mo.                        34,229      280,852      286,651
    IC-Future Value                                           31          248          249
    IC-Future Value Emp                                        1            3            2
    IC-Stock Market                                       71,240      404,486      460,626
    IC-MSC                                                25,154      383,497      408,043
    IC-EISC                                                    3            5            5
    IC-AEBI Stock Market                                     390      122,495      125,152
                                                        --------   ----------   ----------

                Total                                    295,693   $4,149,320   $4,392,331
                                                        --------   ----------   ----------




AMERIPRISE CERTIFICATE COMPANY                                                                                         SCHEDULE VI
CERTIFICATE RESERVES
PART 1 - SUMMARY OF CHANGES
YEAR ENDED DECEMBER 31, 2005
($ in thousands)

                                                                         Balance at beginning of period
                                                                       ----------------------------------
                                                                        Number
                                                                          of
                                                          Yield        accounts      Amount
                                                       to maturity       with          of         Amount
                                                       on an annual    security     maturity        of
                    Description                       payment basis    holders        value      reserves
                    -----------                       -------------    --------    ---------    ---------

  Additional credits and accrued interest thereon:
    SP 74                                                  3.50               0   $        0   $        0
    SP 75                                                  3.50               0            0            0
    SP 76                                                  3.50               0            0            0
    SP 77                                                  3.50               0            0            0
    SP 78                                                  3.50               0            0            0
    SP 79                                                  3.50               0            0           15
    SP 80                                                  3.50               0            0            1
    SP 81A                                                 3.50               0            0            9
    SP 82A                                                 3.50               0            0           19
    SP 82B                                                 3.50               0            0           16
    SP 83A                                                 3.50               0            0            0
    SP 83B                                                 3.50               0            0            1
    IC-2-84                                                3.50               0            0          677
    IC-2-85                                                3.50               0            0           30
    IC-2-86                                                3.50               0            0           18
    IC-2-87                                                3.50               0            0           29
    IC-2-88                                                3.50               0            0           59
    Reserve Plus SP                                                           0            0            0
    Cash Reserve SP                                                           0            0            0
    IC-Flexible Savings                                                       0            0        2,205
    IC-Preferred Investors                                                    0            0            9
    IC-FS-EMP                                                                 0            0           10
    IC-Investors                                                              0            0        1,085
    IC-Special Deposits U.K.                                                  0            0           30
    IC-Special Deposits Hong Kong                                             0            0            0
    IC-1-84                                                                   0            0            2
    Cash Reserve VP                                                           0            0            0
    Cash Reserve Variable Payment-3mo.                                        0            0          250
    IC-Future Value                                                           0            0        1,465
    IC-Future Value Emp                                                       0            0            4
IC-Stk Mkt                                                                    0            0          552
IC-MSC                                                                        0            0          171
IC - EISC                                                                     0            0            0
IC-AEBI Stk Mkt                                                               0            0          352
                                                                       --------   ----------   ----------

                Total                                                         0            0        7,009
                                                                       --------   ----------   ----------

  Accrued for additional credits to be allowed
   at next anniversaries:
    SP 74                                                                     0            0            0
    SP 75                                                                     0            0            0
    SP 76                                                                     0            0            0
    SP 77                                                                     0            0            0
    SP 78                                                                     0            0            0
    SP 79                                                                     0            0            0
    SP 80                                                                     0            0            0
    SP 81A                                                                    0            0           (1)
    SP 82A                                                                    0            0            0
    SP 82B                                                                    0            0            1
    SP 83A                                                                    0            0            0
    SP 83B                                                                    0            0           (1)
    IC-2-84                                                                   0            0            1
    IC-2-85                                                                   0            0           (1)
    IC-2-86                                                                   0            0            1
    IC-2-87                                                                   0            0            0
    IC-2-88                                                                   0            0           (1)
    IC-Stock Mkt                                                              0            0       21,426
    IC-Market Strategy Certificate                                            0            0       12,796
    IC-EISC                                                                   0            0           68
    IC-AEBI Stock Market                                                      0            0       10,394
                                                                       --------   ----------   ----------

                Total                                                         0            0       44,683
                                                                       --------   ----------   ----------

              TOTAL SINGLE PAYMENT - NON QUALIFIED                      278,562   $4,506,340   $4,773,262
                                                                       --------   ----------   ----------



  R Series Single-Payment certificates:
    R-76                                                   3.50               3   $       10   $       11
    R-77                                                   3.50              13          257          201
    R-78                                                   3.50              27          180          180
    R-79                                                   3.50              44          501          455
    R-80                                                   3.50              30          240          222
    R-81                                                   3.50              12          112           91
    R-82A                                                  3.50              92          621          456
    RP-Q                                                                    152          217          571
    R-II                                                   3.50              60          491          275
    RP-2-84                                                3.50             109        1,152          557
    RP-2-85                                                3.50              58          219          294
    RP-2-86                                                3.50              17           63           76
    RP-2-87                                                3.50              35          638          252
    RP-2-88                                                3.50              38          173          180
    Cash Reserve RP                                                           4           14           30
    RP-Flexible Savings                                                  35,035      541,885      575,857
    RP-Preferred Investors                                                    2        1,906        1,975
    Cash Reserve RP-3 mo.                                                 1,947       14,251       14,704
    RP-Flexible Savings Emp                                                 173        2,099        2,951
    RP-Future Value                                                         204        3,881        3,881
    RP-Future Value Emp                                                       9          155          156
    RP-Stock Market                                                      14,104      147,093      159,890
    Market Strategy Cert                                                  3,935       94,386       99,480
    D-1                                                                     113        9,985       12,447
                                                                       --------   ----------   ----------

                Total                                                    56,216      820,526      875,192
                                                                       --------   ----------   ----------



  Additional Interest on R-Series Single
   Payment Reserves:
    R-76                                                   3.50               0            0            0
    R-77                                                   3.50               0            0            1
    R-78                                                   3.50               0            0            4
    R-79                                                   3.50               0            0            7
    R-80                                                   3.50               0            0            5
    R-81                                                   3.50               0            0            0
    R-82A                                                  3.50               0            0           13
    RP-Q                                                                      0            0            0
    R-II                                                   3.50               0            0            5
    RP-2-84                                                3.50               0            0           16
    RP-2-85                                                3.50               0            0            6
    RP-2-86                                                3.50               0            0            2
    RP-2-87                                                3.50               0            0            6
    RP-2-88                                                3.50               0            0            4
    Cash Reserve RP                                                           0            0            0
    RP-Flexible Savings                                                       0            0          651
    RP-Preferred Investors                                                    0            0            3
    Cash Reserve RP-3 mo. Plus                                                0            0           28
    RP-Flexible Savings Emp                                                   0            0            4
    RP-Future Value                                                           0            0        3,659
    RP-Future Value Emp                                                       0            0          150
   RP-Stock Market                                                            0            0          146
    Market Strategy Cert                                                      0            0           49
    D-1                                                                                                 1
                                                                       --------   ----------   ----------

                Total                                                         0            0        4,760
                                                                       --------   ----------   ----------

                                                             Additions to Reserves                  Deductions from Reserves
                                                      ------------------------------------    ------------------------------------

                                                                                  Charged                                 Credited
                                                       Charged       Reserve      to other                     Cash       to other
                                                      to profit    payments by    accounts                  surrenders    accounts
                                                       and loss    certificate      (per                     prior to       (per
                    Description                       or income      holders       part 2)    Maturities     maturity      part 2)
                    -----------                       ---------    -----------    --------    ----------    ----------    --------

  Additional credits and accrued interest thereon:
    SP 74                                             $       0    $         0    $      0    $        0    $        0    $      0
    SP 75                                                     0              0           0             0             0           0
    SP 76                                                     0              0           0             0             0           0
    SP 77                                                     0              0           0             0             0           0
    SP 78                                                     0              0           0             0             0           0
    SP 79                                                     0              0           0             0             0           0
    SP 80                                                     0              0           0             0             0           0
    SP 81A                                                    0              0           0             0             0           0
    SP 82A                                                    0              0           0             0             0           0
    SP 82B                                                    0              0           0             8             0           0
    SP 83A                                                    0              0           0             0             0           0
    SP 83B                                                    0              0           0             0             0           0
    IC-2-84                                                   3              0           0           446            16         205
    IC-2-85                                                  49              0           0             0             5          67
    IC-2-86                                                  35              0           0             0             2          37
    IC-2-87                                                  56              0           0             0             2          55
    IC-2-88                                                 109              0           0             0             2         107
    Reserve Plus SP                                           3              0           0             0             0           3
    Cash Reserve SP                                           0              0           0             0             0           0
    IC-Flexible Savings                                  79,514              1           0             0         4,466      73,622
    IC-Preferred Investors                                  675              0           0             0            31         627
    IC-FS-EMP                                               256              0           0             0            37         218
    IC-Investors                                         37,034              0           0             0         6,954      30,251
    IC-Special Deposits U.K.                                937              0           0             0             2         942
    IC-Special Deposits Hong Kong                             0              0           0             0             0           0
    IC-1-84                                                   0              0           0             0             1           0
    Cash Reserve VP                                           2              0           0             0             0           2
    Cash Reserve Variable Payment-3mo.                    4,824           (304)          0             0            42       4,007
    IC-Future Value                                          59              0           0         1,139           202           0
    IC-Future Value Emp                                       0              0           0             2             0           0
IC-Stk Mkt                                                  996              0           0             0            95         795
IC-MSC                                                    1,572              4           0             0             0       1,557
IC - EISC                                                     0              0           0             0             0           0
IC-AEBI Stk Mkt                                             601              0           0             0           106         673
                                                      ---------    -----------    --------    ----------    ----------    --------

                Total                                   126,725           (299)          0         1,595        11,963     113,168
                                                      ---------    -----------    --------    ----------    ----------    --------

  Accrued for additional credits to be allowed
   at next anniversaries:
    SP 74                                                     0              0           0             0             0           0
    SP 75                                                     0              0           0             0             0           0
    SP 76                                                     0              0           0             0             0           0
    SP 77                                                     0              0           0             0             0           0
    SP 78                                                     0              0           0             0             0           0
    SP 79                                                     0              0           0             0             0           0
    SP 80                                                     0              0           0             0             0           0
    SP 81A                                                    0              0           0             0             0           0
    SP 82A                                                    0              0           0             0             0           0
    SP 82B                                                    0              0           0             0             0           0
    SP 83A                                                    0              0           0             0             0           0
    SP 83B                                                    0              0           0             0             0           0
    IC-2-84                                                   0              0           0             0             0           0
    IC-2-85                                                   0              0           0             0             0           0
    IC-2-86                                                   0              0           0             0             0           0
    IC-2-87                                                   0              0           0             0             0           0
    IC-2-88                                                   0              0           0             0             0           0
    IC-Stock Mkt                                         11,372              0           0             0           451      20,114
    IC-Market Strategy Certificate                        9,287              0           0             0           298      12,268
    IC-EISC                                                   5              0           0             0             0          73
    IC-AEBI Stock Market                                  4,499              0           0             0         2,057       8,866
                                                      ---------    -----------    --------    ----------    ----------    --------

                Total                                    25,163              0           0             0         2,806      41,321
                                                      ---------    -----------    --------    ----------    ----------    --------

              TOTAL SINGLE PAYMENT - NON QUALIFIED    $ 151,893    $ 2,703,226    $154,192    $    6,567    $3,196,023    $155,224
                                                      ---------    -----------    --------    ----------    ----------    --------



  R Series Single-Payment certificates:
    R-76                                              $       0    $         0    $      0    $        0    $        2    $      0
    R-77                                                      0              0           7             0             6           0
    R-78                                                      0              0           6             0            13           0
    R-79                                                      0              0          15             0            35           0
    R-80                                                      0              0           8             0             8           0
    R-81                                                      0              0           3             0            32           0
    R-82A                                                     0              0          16             0            22           0
    RP-Q                                                      0              0          10             0            81           0
    R-II                                                      0              0           9             0            61           0
    RP-2-84                                                   0              0          19           410            94          56
    RP-2-85                                                   0              0          10           151            41           0
    RP-2-86                                                   0              0           3             0             3           0
    RP-2-87                                                   0              0           9             0            12           0
    RP-2-88                                                   0              0           6             0            43           0
    Cash Reserve RP                                           0              0           0            20            10           0
    RP-Flexible Savings                                       0        400,489      21,310           293       227,540           0
    RP-Preferred Investors                                    0            972          46             0         1,495           0
    Cash Reserve RP-3 mo.                                     0         63,575         503             0        42,575           0
    RP-Flexible Savings Emp                                   0             36          85             0           483           0
    RP-Future Value                                           0              0           0         2,875           621           0
    RP-Future Value Emp                                       0              0           0            91             6           0
    RP-Stock Market                                           0         26,997       5,889           307        52,022           0
    Market Strategy Cert                                      0         19,973       3,391             0        19,038           0
    D-1                                                       0            101         256             0         5,752           0
                                                      ---------    -----------    --------    ----------    ----------    --------

                Total                                         0        512,143      31,601         4,147       349,995          56
                                                      ---------    -----------    --------    ----------    ----------    --------



  Additional Interest on R-Series Single
   Payment Reserves:
    R-76                                                      0              0           0             0             0           0
    R-77                                                      7              0           0             0             0           7
    R-78                                                      6              0           0             0             0           6
    R-79                                                     15              0           0             0             0          15
    R-80                                                      8              0           0             0             0           8
    R-81                                                      3              0           0             0             0           3
    R-82A                                                    16              0           0             0             0          16
    RP-Q                                                     10              0           0             0             0          10
    R-II                                                      9              0           0             0             1           9
    RP-2-84                                                   3              0           0             0             0          19
    RP-2-85                                                   7              0           0             0             0          10
    RP-2-86                                                   2              0           0             0             0           3
    RP-2-87                                                   9              0           0             0             0           9
    RP-2-88                                                   6              0           0             0             0           6
    Cash Reserve RP                                           0              0           0             0             0           0
    RP-Flexible Savings                                  22,547              0           0             0           768      21,311
    RP-Preferred Investors                                   46              0           0             0             0          46
    Cash Reserve RP-3 mo. Plus                              591            (33)          0             0             2         503
    RP-Flexible Savings Emp                                  89              0           0             0             3          85
    RP-Future Value                                         139              0           0         2,884           562           0
    RP-Future Value Emp                                       9              0           0           108             6           0
   RP-Stock Market                                          293              0           0             0            22         228
    Market Strategy Cert                                    383              0           0             0             1         381
    D-1                                                     289              0           0             0            31         256
                                                      ---------    -----------    --------    ----------    ----------    --------

                Total                                    24,487            (33)          0         2,992         1,396      22,931
                                                      ---------    -----------    --------    ----------    ----------    --------

                                                             Balance at close of period
                                                         ----------------------------------
                                                          Number
                                                            of
                                                         accounts      Amount
                                                           with         of          Amount
                                                         security    maturity         of
                    Description                           holders      value       reserves
                    -----------                          --------   ----------   ----------

  Additional credits and accrued interest thereon:
    SP 74                                                       0   $        0   $        0
    SP 75                                                       0            0            0
    SP 76                                                       0            0            0
    SP 77                                                       0            0            0
    SP 78                                                       0            0            0
    SP 79                                                       0            0           15
    SP 80                                                       0            0            1
    SP 81A                                                      0            0            9
    SP 82A                                                      0            0           19
    SP 82B                                                      0            0            8
    SP 83A                                                      0            0            0
    SP 83B                                                      0            0            1
    IC-2-84                                                     0            0           13
    IC-2-85                                                     0            0            7
    IC-2-86                                                     0            0           14
    IC-2-87                                                     0            0           28
    IC-2-88                                                     0            0           59
    Reserve Plus SP                                             0            0            0
    Cash Reserve SP                                             0            0            0
    IC-Flexible Savings                                         0            0        3,632
    IC-Preferred Investors                                      0            0           26
    IC-FS-EMP                                                   0            0           11
    IC-Investors                                                0            0          914
    IC-Special Deposits U.K.                                    0            0           23
    IC-Special Deposits Hong Kong                               0            0            0
    IC-1-84                                                     0            0            1
    Cash Reserve VP                                             0            0            0
    Cash Reserve Variable Payment-3mo.                          0            0          721
    IC-Future Value                                             0            0          183
    IC-Future Value Emp                                         0            0            2
IC-Stk Mkt                                                      0            0          658
IC-MSC                                                          0            0          190
IC - EISC                                                       0            0            0
IC-AEBI Stk Mkt                                                 0            0          174
                                                         --------   ----------   ----------

                Total                                           0            0        6,709
                                                         --------   ----------   ----------

  Accrued for additional credits to be allowed
   at next anniversaries:
    SP 74                                                       0            0            0
    SP 75                                                       0            0            0
    SP 76                                                       0            0            0
    SP 77                                                       0            0            0
    SP 78                                                       0            0            0
    SP 79                                                       0            0            0
    SP 80                                                       0            0            0
    SP 81A                                                      0            0           (1)
    SP 82A                                                      0            0            0
    SP 82B                                                      0            0            1
    SP 83A                                                      0            0            0
    SP 83B                                                      0            0           (1)
    IC-2-84                                                     0            0            1
    IC-2-85                                                     0            0           (1)
    IC-2-86                                                     0            0            1
    IC-2-87                                                     0            0            0
    IC-2-88                                                     0            0           (1)
    IC-Stock Mkt                                                0            0       12,233
    IC-Market Strategy Certificate                              0            0        9,517
    IC-EISC                                                     0            0            0
    IC-AEBI Stock Market                                        0            0        3,970
                                                         --------   ----------   ----------

                Total                                           0            0       25,719
                                                         --------   ----------   ----------

              TOTAL SINGLE PAYMENT - NON QUALIFIED        295,693   $4,149,320   $4,424,759
                                                         --------   ----------   ----------



  R Series Single-Payment certificates:
    R-76                                                        2   $        8   $        9
    R-77                                                       13          220          202
    R-78                                                       24          166          173
    R-79                                                       42          467          435
    R-80                                                       30          232          222
    R-81                                                       11           75           62
    R-82A                                                      88          592          450
    RP-Q                                                      131          188          500
    R-II                                                       47          384          223
    RP-2-84                                                     3          160           16
    RP-2-85                                                    27           84          112
    RP-2-86                                                    16           61           76
    RP-2-87                                                    34          273          249
    RP-2-88                                                    32          134          143
    Cash Reserve RP                                             0            0            0
    RP-Flexible Savings                                    44,787      729,833      769,823
    RP-Preferred Investors                                      2        1,402        1,498
    Cash Reserve RP-3 mo.                                   3,622       35,597       36,207
    RP-Flexible Savings Emp                                   157        1,840        2,589
    RP-Future Value                                            25          385          385
    RP-Future Value Emp                                         2           59           59
    RP-Stock Market                                        12,712      127,086      140,447
    Market Strategy Cert                                    3,973       97,852      103,806
    D-1                                                        99        5,695        7,052
                                                         --------   ----------   ----------

                Total                                      65,879    1,002,793    1,064,738
                                                         --------   ----------   ----------



  Additional Interest on R-Series Single
   Payment Reserves:
    R-76                                                        0            0            0
    R-77                                                        0            0            1
    R-78                                                        0            0            4
    R-79                                                        0            0            7
    R-80                                                        0            0            5
    R-81                                                        0            0            0
    R-82A                                                       0            0           13
    RP-Q                                                        0            0            0
    R-II                                                        0            0            4
    RP-2-84                                                     0            0            0
    RP-2-85                                                     0            0            3
    RP-2-86                                                     0            0            1
    RP-2-87                                                     0            0            6
    RP-2-88                                                     0            0            4
    Cash Reserve RP                                             0            0            0
    RP-Flexible Savings                                         0            0        1,119
    RP-Preferred Investors                                      0            0            3
    Cash Reserve RP-3 mo. Plus                                  0            0           81
    RP-Flexible Savings Emp                                     0            0            5
    RP-Future Value                                             0            0          352
    RP-Future Value Emp                                         0            0           45
   RP-Stock Market                                              0            0          189
    Market Strategy Cert                                        0            0           50
    D-1                                                         0            0            3
                                                         --------    ---------    ---------

                Total                                           0            0        1,895
                                                         --------    ---------    ---------

AMERIPRISE CERTIFICATE COMPANY                                                                                         SCHEDULE VI
CERTIFICATE RESERVES
PART 1 - SUMMARY OF CHANGES
YEAR ENDED DECEMBER 31, 2005
($ in thousands)

                                                                         Balance at beginning of period
                                                                       ----------------------------------
                                                                        Number
                                                                          of
                                                          Yield        accounts      Amount
                                                       to maturity       with          of         Amount
                                                       on an annual    security     maturity        of
                    Description                       payment basis    holders        value      reserves
                    -----------                       -------------    --------    ---------    ---------

  Accrued for additional credits to be allowed
   at next anniversaries:
    RP-Stock Market                                                                        0        6,810
    Market Strategy Cert                                                      0            0        3,170
                                                                       --------   ----------   ----------

                Total                                                         0            0        9,980
                                                                       --------   ----------   ----------


TOTAL SINGLE PAYMENT - QUALIFIED                                         56,216   $  820,529   $  889,932
                                                                       --------   ----------   ----------

  Paid-up certificates:
    Series 15 and 20                                       3.25               2   $        9   $       10
       "   15A and 22A                                     3.50              95        2,208        2,061
       "   I-76                                            3.50             448        2,440        2,043
                                                                       --------   ----------   ----------

                Total                                                       545        4,657        4,114
                                                                       --------   ----------   ----------

  Additional credits and accrued interest thereon:
    Series 15 and 20                                       2.50               0            0            1
       "   15A and 22A                                     3.00               0            0           43
       "   I-76                                            3.50               0            0          179
                                                                       --------   ----------   ----------

                Total                                                         0            0          223
                                                                       --------   ----------   ----------

  Accrued for additional credits to be allowed
   at next anniversaries                                                      0            0            0
                                                                       --------   ----------   ----------

                Total paid-up                                               545   $    4,657   $    4,337
                                                                       --------   ----------   ----------

  Optional settlement certificates:
Series IST&G                                               3.00               1   $        0   $        0
Other series and conversions from Single                                  3,933            0            0
      Payment certificates                             2.50 - 3.50            0            0       65,296
Series R-76 thru R-82A                                     3.00               0            0           19
Series R-II & RP-2-84 thru 88                              3.50               0            0          172
Reserve Plus Single-Payment                                                  32            0          250
Reserve Plus Flex-Pay & IC-Q-Inst                                            10            0           57
Series R-Installment                                                         13            0           69
Series R-Single-Payment                                                       4            0            0
Add'l credits and accrued int. thereon                  2.50-3.00             0            0        6,903
Add'l credits and accrued int. thereon-IST&G            2.50-3.00             0            0            0
Accrued for additional credits to be allowed                                  0            0            0
  at next anniversaries                                                       0            0            4
Accrued for additional credits to be allowed                                  0            0            0
  at next anniversaries-R-76-R-82A & R-II                                     0            0           (1)
Accrued for additional credits to be allowed                                  0            0            0
  at next anniversaries-IST&G                                                 0            0            0
                                                                       --------   ----------   ----------

TOTAL OPTIONAL SETTLEMENT                                                 3,993   $        0   $   72,769
                                                                       --------   ----------   ----------

Due to unlocated cert holders                                                 0            0           46
                                                                       --------   ----------   ----------


TOTAL CERTIFICATE RESERVES                                              357,731   $5,481,259   $5,860,548


                                                              Additions to Reserves                 Deductions from Reserves
                                                      ------------------------------------    ------------------------------------

                                                                                  Charged                                 Credited
                                                       Charged       Reserve      to other                     Cash       to other
                                                      to profit    payments by    accounts                  surrenders    accounts
                                                       and loss    certificate      (per                     prior to       (per
                    Description                       or income      holders       part 2)    Maturities     maturity      part 2)
                    -----------                       ---------    -----------    --------    ----------    ----------    --------

  Accrued for additional credits to be allowed
   at next anniversaries:
    RP-Stock Market                                       3,570              0           0             0           834       5,660
    Market Strategy Cert                                  2,290              0           0             0           123       3,009
                                                      ---------    -----------    --------    ----------    ----------    --------

                Total                                     5,860              0           0             0           957       8,669
                                                      ---------    -----------    --------    ----------    ----------    --------


TOTAL SINGLE PAYMENT - QUALIFIED                      $  30,347    $   512,110    $ 31,601    $    7,139    $  352,348    $ 31,656
                                                      ---------    -----------    --------    ----------    ----------    --------

  Paid-up certificates:
    Series 15 and 20                                  $       0    $         0    $      0    $        9    $        0    $      0
       "   15A and 22A                                       59              0         244           185           153         479
       "   I-76                                              75              0         206             0           101           0
                                                      ---------    -----------    --------    ----------    ----------    --------

                Total                                       134              0         450           194           254         479
                                                      ---------    -----------    --------    ----------    ----------    --------

  Additional credits and accrued interest thereon:
    Series 15 and 20                                          0              0           0             1             0           0
       "   15A and 22A                                        1              0           0             6             3          10
       "   I-76                                               6              0           0             0             7           0
                                                      ---------    -----------    --------    ----------    ----------    --------

                Total                                         7              0           0             7            10          10
                                                      ---------    -----------    --------    ----------    ----------    --------

  Accrued for additional credits to be allowed
   at next anniversaries                                      0              0           0             0             0           0
                                                      ---------    -----------    --------    ----------    ----------    --------

                Total paid-up                         $     141    $         0    $    450    $      201    $      264    $    489
                                                      ---------    -----------    --------    ----------    ----------    --------

  Optional settlement certificates:
Series IST&G                                          $       0    $         0    $      0    $        0    $        0    $      0
Other series and conversions from Single                      0              0           0             0             0           0
      Payment certificates                                1,971              0       2,811         4,023         4,387           0
Series R-76 thru R-82A                                        0              0           0             4             5           0
Series R-II & RP-2-84 thru 88                                 3              0          56             5           155           0
Reserve Plus Single-Payment                                   4              0           0             5            77           0
Reserve Plus Flex-Pay & IC-Q-Inst                             0              0          11             1            16           0
Series R-Installment                                          0              0          16            12            15           0
Series R-Single-Payment                                       0              0           0             0             0           0
Add'l credits and accrued int. thereon                      187              0           6           371           468         221
Add'l credits and accrued int. thereon-IST&G                  0              0           0             0             0           0
Accrued for additional credits to be allowed                  0              0           0             0             0           0
  at next anniversaries                                       6              0           0             0             0           6
Accrued for additional credits to be allowed                  0              0           0             0             0           0
  at next anniversaries-R-76-R-82A & R-II                     0              0           0             0             0           0
Accrued for additional credits to be allowed                  0              0           0             0             0           0
  at next anniversaries-IST&G                                 0              0           0             0             0           0
                                                      ---------    -----------    --------    ----------    ----------    --------

TOTAL OPTIONAL SETTLEMENT                             $   2,171    $         0    $  2,900    $    4,421    $    5,123    $    227
                                                      ---------    -----------    --------    ----------    ----------    --------

Due to unlocated cert holders                                 0              0          37             0             1          51
                                                      ---------    -----------    --------    ----------    ----------    --------


TOTAL CERTIFICATE RESERVES                            $ 187,479    $ 3,243,729    $191,154    $   42,382    $3,588,698    $191,264


                                                             Balance at close of period
                                                         ----------------------------------
                                                          Number
                                                            of
                                                         accounts      Amount
                                                           with         of         Amount
                                                         security    maturity        of
                    Description                           holders      value      reserves
                    -----------                          --------   ----------   ----------

  Accrued for additional credits to be allowed
   at next anniversaries:
    RP-Stock Market                                             0            0        3,886
    Market Strategy Cert                                        0            0        2,328
                                                         --------   ----------   ----------

                Total                                           0            0        6,214
                                                         --------   ----------   ----------


TOTAL SINGLE PAYMENT - QUALIFIED                           65,879   $1,002,793   $1,072,847
                                                         --------   ----------   ----------

  Paid-up certificates:
    Series 15 and 20                                            0   $        0   $        1
       "   15A and 22A                                         74        1,641        1,547
       "   I-76                                               440        2,563        2,223
                                                         --------   ----------   ----------

                Total                                         514        4,204        3,771
                                                         --------   ----------   ----------

  Additional credits and accrued interest thereon:
    Series 15 and 20                                            0            0            0
       "   15A and 22A                                          0            0           25
       "   I-76                                                 0            0          178
                                                         --------   ----------   ----------

                Total                                           0            0          203
                                                         --------   ----------   ----------

  Accrued for additional credits to be allowed
   at next anniversaries                                        0            0            0
                                                         --------   ----------   ----------

                Total paid-up                                 514   $    4,204   $    3,974
                                                         --------   ----------   ----------

  Optional settlement certificates:
Series IST&G                                                    1   $        0   $        0
Other series and conversions from Single                    3,510            0            0
      Payment certificates                                      0            0       61,668
Series R-76 thru R-82A                                          0            0           10
Series R-II & RP-2-84 thru 88                                   0            0           71
Reserve Plus Single-Payment                                    25            0          172
Reserve Plus Flex-Pay & IC-Q-Inst                               8            0           51
Series R-Installment                                           10            0           58
Series R-Single-Payment                                         4            0            0
Add'l credits and accrued int. thereon                          0            0        6,036
Add'l credits and accrued int. thereon-IST&G                    0            0            0
Accrued for additional credits to be allowed                    0            0            0
  at next anniversaries                                         0            0            4
Accrued for additional credits to be allowed                    0            0            0
  at next anniversaries-R-76-R-82A & R-II                       0            0           (1)
Accrued for additional credits to be allowed                    0            0            0
  at next anniversaries-IST&G                                   0            0            0
                                                         --------   ----------   ----------

TOTAL OPTIONAL SETTLEMENT                                   3,558   $        0   $   68,069
                                                         --------   ----------   ----------

Due to unlocated cert holders                                   0            0           31
                                                         --------   ----------   ----------


TOTAL CERTIFICATE RESERVES                                379,895   $5,252,066   $5,660,566

AMERIPRISE CERTIFICATE COMPANY                                                                                  SCHEDULE VI
CERTIFICATE RESERVES
PART 2 - DESCRIPTIONS OF ADDITIONS TO RESERVES CHARGED TO OTHER
  ACCOUNTS AND DEDUCTIONS FROM RESERVES CREDITED TO OTHER ACCOUNTS
DECEMBER 31, 2005
($ in thousands)

Additional credits on installment certificates and accrued interest thereon:
    Other additions represent:
      Transfers from accruals for additional credits to be allowed at next anniversaries                $               39
      Reconversions of paid-up certificates-charged to paid-up reserves                                                 39
      Transfers from maturities to extended maturities, additional credits/interest
        and advance payments                                                                                         1,896
                                                                                                           ----------------
                                                                                                        $            1,974
                                                                                                           ================



    Other deductions represent:
      Transfers to reserves on a quarterly basis for Reserve Plus Flexible-
        Payment, IC-Q-Installment and R-Flexible-Payment                                                $            1,900
      Conversions to optional settlement certificates-credited to optional
        settlement reserves                                                                                          1,180
      Conversions to paid-up certificates-credited to paid-up reserves                                                 459
      Transfers to extended maturities at maturity                                                                       0
                                                                                                           ----------------
                                                                                                        $            3,539
                                                                                                           ================
Accrual for additional credits to be allowed on installment certificates at next anniversaries:
    Other deductions represent:
      Transfers to reserves for additional credits on installment certificates                          $               39
                                                                                                           ================

Reserve for death and disability refund options:
   Other deductions represent:
      Payments, in excess of installment reserves, made to certificate holders
        who exercised the death and disability refund options.                                          $                0
                                                                                                           ================

Reserve for reconversions of paid-up certificates:
    The amount shown as charged to profit and loss has been deducted from
      reserve recoveries in the accompanying Statement of Operations                                    $                0
                                                                                                           ================

    Other deductions represent:
      Amounts credited to installment certificate reserves to mature, on
      reconversions of paid-up certificates.                                                            $               39
                                                                                                           ================

Paid-up certificates:
  Other additions represent:
    Conversions from installment certificates (charged to installment reserves
      less surrender charges)                                                                           $              449
    Transfers from accrual for additional credits to be allowed at next
       anniversaries                                                                                                     0
                                                                                                           ----------------
                                                                                                        $              449
                                                                                                           ================
  Other deductions represent:
    Transfers credited to installment reserves on reconversions to installment
      certificates                                                                                      $                0
    Transfers for accrual for additional credits and accrued interest thereon                                            0
    Transfers to settlement options                                                                                    488
                                                                                                           ----------------
                                                                                                        $              488
                                                                                                           ================

AMERIPRISE CERTIFICATE COMPANY                                                                                SCHEDULE VI
CERTIFICATE RESERVES

PART 2 - DESCRIPTIONS OF ADDITIONS TO RESERVES CHARGED TO OTHER
ACCOUNTS AND DEDUCTIONS FROM RESERVES CREDITED TO OTHER ACCOUNTS
DECEMBER 31, 2005
($ in thousands)

Default interest on installment certificates:
  Other additions represent:
    Reconversions of paid-up certificates charged to paid-up reserves                                  $                0
                                                                                                          ================

  Other deductions represent:
    Conversions to paid-up certificates - credited to paid-up reserves                                 $                0
    Transfers to advance payments as late payments are credited to certificates                                         3
                                                                                                          ----------------
                                                                                                       $                3
                                                                                                          ================
Optional settlement certificates:
  Other additions represent:
    Transfers from installment certificate reserves (less surrender charges), single-payment and Series D certificate reserves upon
      election of optional settlement privileges                                                       $            2,404
    Transfers from paid-up certificate reserves                                                                       488
    Transfers from accruals for additional credits to be allowed at next anniversaries                                  6
                                                                                                          ----------------
                                                                                                       $            2,898
                                                                                                          ================
  Other deductions represent:
    Transfers to reserve for additional credits and accrued interest thereon                           $                6
    Transfers to optional settlement reserves                                                                         221
                                                                                                          ----------------
                                                                                                       $              227
                                                                                                          ================
Single-Payment certificates:
   Other additions represent:
    Transfers from accruals for additional credits to be allowed at next anniversaries                 $                0
    Transfers from accruals on a quarterly basis on:
      Reserve Plus Single-Payment                                                                                       0
      Cash Reserve Single-Payment                                                                                       0
      Flexible Savings                                                                                             73,570
      Flexible Savings-Emp                                                                                            218
      Preferred Investors                                                                                             625
      Investors                                                                                                    30,251
      Special Deposits                                                                                                941
      Cash Reserve                                                                                                      2
      Cash Reserve-3mo                                                                                              4,004
      Future Value                                                                                                      0
      Stock Market                                                                                                 20,888
      Market Strategy                                                                                              13,811
      AEBI Stock Market                                                                                             9,538
      Equity Index Stock Certificate                                                                                   73
      RP-Q                                                                                                             10
      Cash Reserve-RP                                                                                                   0
      Cash Reserve-RP-3mo                                                                                             503
      Flexible Saving-RP                                                                                           21,310
      Flexible Savings-RP-Emp                                                                                          85
      Preferred Investors-RP                                                                                           46
      Stock Market-RP                                                                                               5,889
      Market Strategy-RP                                                                                            3,391
    Transfers from accruals at anniversaries maintained in a separate
      reserve account                                                                                                 638
                                                                                                          ----------------
                                                                                                       $          185,793
                                                                                                          ================

AMERIPRISE CERTIFICATE COMPANY                                                                        SCHEDULE VI
CERTIFICATE RESERVES

PART 2 - DESCRIPTIONS OF ADDITIONS TO RESERVES CHARGED TO OTHER
  ACCOUNTS AND DEDUCTIONS FROM RESERVES CREDITED TO OTHER ACCOUNTS
DECEMBER 31, 2005
($ in thousands)

Single-Payment certificates continued:

   Other deductions represent:
    Transfers to optional settlement reserves:
      Single-Payment                                                                         $           47,330
      R Single-Payment                                                                                       56
    Transfers to reserves for additional credits and accrued interest thereon                               638
    Transfers to a separate reserve account from the accrual account                                          0
    Transfers to reserves on a quarterly basis:
      Reserve Plus Single-Payment                                                                             3
      Cash Reserve Single-Payment                                                                             0
      Flexible Savings                                                                                   73,570
      Flexible Savings-Emp                                                                                    0
      Preferred Investors                                                                                   627
      Investors                                                                                          30,251
      Special Deposits                                                                                      940
      Cash Reserve                                                                                            2
      Cash Reserve-3mo                                                                                    4,004
      Stock Market                                                                                          (19)
      AEBI Stock Market                                                                                   1,555
      RP-Q                                                                                                   10
      Cash Reserve-RP                                                                                         0
      Cash Reserve-RP-3mo                                                                                   503
      Flexible Saving-RP                                                                                 21,310
      Flexible Savings-RP-Emp                                                                                85
      Preferred Investors-RP                                                                                 46
      Stock Market-RP                                                                                     5,889
    Transfers to Federal tax withholding                                                                     77
                                                                                                ----------------
                                                                                             $          186,877
                                                                                                ================

Due to unlocated certificate holders:
   Other additions represent:
    Amounts equivalent to payments due certificate holders who could
      not be located                                                                         $               37
                                                                                                ================

   Other deductions represent:
    Payments to certificate holders credited to cash                                         $               51
                                                                                                ================

AMERIPRISE CERTIFICATE COMPANY                                                                                         SCHEDULE VI
CERTIFICATE RESERVES
PART 3 - INFORMATION REGARDING INSTALLMENT CERTIFICATES CLASSIFIED BY AGE GROUPINGS
YEAR ENDED DECEMBER 31, 2005
($ in thousands)

                                                                                                                  Deductions
                                                                                                                 from Reserves
                                                                                                               -----------------
                                                      Number of Accounts       Amount of                          Cash
                                                       with Certificate         Maturity          Amount of    Surrenders
                                   Months                  Holders               Value             Reserves     Prior to
Certificate Series                  Paid                 December 31,         December 31,       December 31,   Maturity   Other
                                   ---------------------------------------------------------------------------------------------

                                                       2004         2005     2004     2005      2004     2005     2005     2005
                                                  ------------------------------------------------------------------------------
15   INC EXT                       61-72                 0            0     $   0    $   0     $   0    $   0    $   0    $   0
                                   73-84                 0            0         0        0         0        0        0        0
                                   85-96                 0            0         0        0         0        0        0        0
                                   97-108                0            0         0        0         0        0        0        0
                                   109-120               0            0         0        0         0        0        0        0
                                   121-132               0            0         0        0         0        0        0        0
                                   133-144               0            0         0        0         0        0        0        0
                                   145-156               0            0         0        0         0        0        0        0
                                   157-168               0            0         0        0         0        0        0        0
                                   169-180               0            0         0        0         0        0        0        0
                                   181-192               0            0         0        0         0        0        0        0
                                   193-204               0            0         0        0         0        0        0        0
                                   205-216               0            0         0        0         0        0        0        0
                                   217-228               0            0         0        0         0        0        0        0
                                                  ------------------------------------------------------------------------------

TOTAL                                                    0            0         0        0         0        0        0        0
                                                  ------------------------------------------------------------------------------

20, including extended maturities  85-96                 0            0         0        0         0        0        0        0
                                   97-108                0            0         0        0         0        0        0        0
                                   109-120               0            0         0        0         0        0        0        0
                                   121-132               0            0         0        0         0        0        0        0
                                   133-144               0            0         0        0         0        0        0        0
                                   145-156               0            0         0        0         0        0        0        0
                                   157-168               0            0         0        0         0        0        0        0
                                   169-180               0            0         0        0         0        0        0        0
                                   181-192               0            0         0        0         0        0        0        0
                                   193-204               0            0         0        0         0        0        0        0
                                   205-216               0            0         0        0         0        0        0        0
                                   217-228               0            0         0        0         0        0        0        0
                                   229-240               0            0         0        0         0        0        0        0
                                   241-252               0            0         0        0         0        0        0        0
                                   253-264               0            0         0        0         0        0        0        0
                                   265-276               0            0         0        0         0        0        0        0
                                   277-288               0            0         0        0         0        0        0        0
                                   289-300               0            0         0        0         0        0        0        0
                                   301-312               0            0         0        0         0        0        0        0
                                   313-324               0            0         0        0         0        0        0        0
                                   325-336               0            0         0        0         0        0        0        0
                                   337-348               0            0         0        0         0        0        0        0
                                   349-360               0            0         0        0         0        0        0        0
                                                  ------------------------------------------------------------------------------

TOTAL                                                    0            0         0        0         0        0        0        0
                                                  ------------------------------------------------------------------------------

15 A   INC EXT                     61-72                 0            0         0        0         0        0        0        0
                                   73-84                 0            0         0        0         0        0        0        0
                                   85-96                 0            0         0        0         0        0        0        0
                                   97-108                0            0         0        0         0        0        0        0
                                   109-120               0            0         0        0         0        0        0        0
                                   121-132               0            0         0        0         0        0        0        0
                                   133-144               0            0         0        0         0        0        0        0
                                   145-156               0            0         0        0         0        0        0        0
                                   157-168               0            0         0        0         0        0        0        0
                                   169-180               0            0         0        0         0        0        0        0
                                   181-192               0            0         0        0         0        0        0        0
                                   193-204               0            0         0        0         0        0        0        0
                                   205-216               0            0         0        0         0        0        0        0
                                   217-228               0            0         0        0         0        0        0        0
                                   229-240               0            0         0        0         0        0        0        0
                                   241-252               0            0         0        0         0        0        0        0
                                                  ------------------------------------------------------------------------------

TOTAL                                                    0            0     $   0    $   0     $   0    $   0    $   0    $   0
                                                  ------------------------------------------------------------------------------




AMERIPRISE CERTIFICATE COMPANY                                                                                         SCHEDULE VI
CERTIFICATE RESERVES
PART 3 - INFORMATION REGARDING INSTALLMENT CERTIFICATES CLASSIFIED BY AGE GROUPINGS
YEAR ENDED DECEMBER 31, 2005
($ in thousands)

                                                                                                                  Deductions
                                                                                                                 from Reserves
                                                                                                               -----------------
                                                      Number of Accounts      Amount of                           Cash
                                                       with Certificate        Maturity          Amount of     Surrenders
                                   Months                  Holders              Value            Reserves       Prior to
Certificate Series                  Paid                 December 31,        December 31,       December 31,    Maturity  Other
                                   ---------------------------------------------------------------------------------------------

                                                       2004         2005    2004     2005      2004     2005      2005    2005
                                                  ------------------------------------------------------------------------------
22A   INC EXT                      25-36                 0            0    $    0   $    0    $    0   $    0     $  0   $    0
                                   37-48                 0            0         0        0         0        0        0        0
                                   49-60                 0            0         0        0         0        0        0        0
                                   61-72                 0            0         0        0         0        0        0        0
                                   73-84                 0            0         0        0         0        0        0        0
                                   85-96                 0            0         0        0         0        0        0        0
                                   97-108                0            0         0        0         0        0        0        0
                                   109-120               0            0         0        0         0        0        0        0
                                   121-132               0            0         0        0         0        0        0        0
                                   133-144               0            0         0        0         0        0        0        0
                                   145-156               1            0        19        0         9        0        0        0
                                   157-168               0            1         0       19         0        9        0        0
                                   169-180               1            0        13        0         7        0        0        7
                                   181-192               0            0         0        0         0        0        0        0
                                   193-204               1            0        15        0        10        0        0        0
                                   205-216               0            1         0       15         0       11        0        0
                                   217-228               1            1        19       19        14       15        0        0
                                   229-240               0            0         0        0         0        0        0        0
                                   241-252               2            1        34       19        30       17        0        0
                                   253-264               0            1         0       15         0       14        0        0
                                   265-276               0            0         0        0         0        0        0        0
                                   277-288               1            0        16        0        11        0        0        0
                                   289-300               0            1         0       16         0       11        0        0
                                   301-312               1            0        19        0        14        0        0        0
                                   313-324               4            1       146       19       112       15        0        0
                                   325-336               2            3       325      114       260       91        0       26
                                   337-348              14            2       370      325       316      274        0        0
                                   349-360              58           14     1,461      370     1,289      333       94       74
                                   361-372              54           49     1,302    1,143     1,211    1,062      105       73
                                   373-384              68           52     1,530    1,192     1,503    1,165      161      872
                                                  ------------------------------------------------------------------------------

TOTAL                                                  208          127     5,270    3,266     4,787    3,017      360    1,052
                                                  ------------------------------------------------------------------------------

I-76                               25-36                 0            0         0        0         0        0        0        0
                                   37-48                 0            0         0        0         0        0        0        0
                                   49-60                 0            0         0        0         0        0        0        0
                                   61-72                 0            0         0        0         0        0        0        0
                                   73-84                 0            0         0        0         0        0        0        0
                                   85-96                 0            0         0        0         0        0        0        0
                                   97-108                0            0         0        0         0        0        0        0
                                   109-120               0            0         0        0         0        0        0        0
                                   121-132               0            0         0        0         0        0        0        0
                                   133-144               0            0         0        0         0        0        0        0
                                   145-156               0            0         0        0         0        0        0        0
                                   157-168               0            0         0        0         0        0        0        0
                                   169-180               0            0         0        0         0        0        0        0
                                   181-192               0            0         0        0         0        0        0        0
                                   193-204               0            0         0        0         0        0        0        0
                                   205-216               0            0         0        0         0        0        0        0
                                   217-228               0            0         0        0         0        0        0        0
                                   229-240               2            0        40        0        21        0        0        0
                                   241-252               1            2        25       40        14       22        0        0
                                   253-264               0            1         0       25         0       15        0        0
                                   265-276               8            0       181        0       118        0       16       22
                                   277-288              29            5       744      141       513       99        0        0
                                   289-300              41           29     1,092      744       800      546       45       41
                                   301-312              44           35       941      938       731      731       14       33
                                   313-324              58           41     1,015      879       833      725       63        0
                                   325-336              47           52     1,064      901       926      782       58       37
                                   337-348              34           43       713      981       651      903       28        0
                                   349-360               0           32         0      680         0      655        0        0
                                                  ------------------------------------------------------------------------------

TOTAL                                                  264          240    $5,816   $5,329    $4,607   $4,478     $224   $  133
                                                  ------------------------------------------------------------------------------



AMERIPRISE CERTIFICATE COMPANY                                                                                         SCHEDULE VI
CERTIFICATE RESERVES
PART 3 - INFORMATION REGARDING INSTALLMENT CERTIFICATES CLASSIFIED BY AGE GROUPINGS
YEAR ENDED DECEMBER 31, 2005
($ in thousands)

                                                                                                                  Deductions
                                                                                                                 from Reserves
                                                                                                               -----------------
                                                      Number of Accounts      Amount of                           Cash
                                                       with Certificate        Maturity           Amount of    Surrenders
                                   Months                  Holders              Value             Reserves      Prior to
Certificate Series                  Paid                 December 31,        December 31,        December 31,   Maturity   Other
                                   ---------------------------------------------------------------------------------------------

                                                       2004         2005    2004     2005       2004     2005     2005      2005
                                                  ------------------------------------------------------------------------------
RES+FP                             85-96                 0            0    $    0   $    0      $  0     $  0     $  0      $ 0
                                   97-108                0            0         0        0         0        0        0        0
                                   109-120               0            0         0        0         0        0        0        0
                                   121-132               0            0         0        0         0        0        0        0
                                   133-144               0            0         0        0         0        0        0        0
                                   145-156               0            0         0        0         0        0        0        0
                                   157-168               0            0         0        0         0        0        0        0
                                   169-180               0            0         0        0         0        0        0        0
                                   181-192               0            0         0        0         0        0        0        0
                                   193-204               0            0         0        0         0        0        0        0
                                   205-216               0            0         0        0         0        0        0        0
                                   217-228               0            0         0        0         0        0        0        0
                                   229-240               0            0         0        0         0        0        0        0
                                   241-252               0            0         0        0         0        0        0        0
                                   253-264               1            0         6        0         3        0        0        0
                                   265-276               1            1        18        6        42        3        0        0
                                   277-288               0            1         0       18         0       42        0        0
                                                  ------------------------------------------------------------------------------

TOTAL                                                    2            2        24       24        45       45        0        0
                                                  ------------------------------------------------------------------------------

IC-Q-INST                          61-72                 0            0         0        0         0        0        0        0
                                   73-84                 0            0         0        0         0        0        0        0
                                   85-96                 0            0         0        0         0        0        0        0
                                   97-108                0            0         0        0         0        0        0        0
                                   109-120               0            0         0        0         0        0        0        0
                                   121-132               0            0         0        0         0        0        0        0
                                   133-144               0            0         0        0         0        0        0        0
                                   145-156               0            0         0        0         0        0        0        0
                                   157-168               0            0         0        0         0        0        0        0
                                   169-180               0            0         0        0         0        0        0        0
                                   181-192               0            0         0        0         0        0        0        0
                                   193-204               0            0         0        0         0        0        0        0
                                   205-216               0            0         0        0         0        0        0        0
                                   217-228               1            0        24        0         1        0        0        0
                                   229-240              12            1       205       24        44        1        0        0
                                   241-252               0            0         0        0         0        0       12        0
                                                  ------------------------------------------------------------------------------

TOTAL                                                   13            1       229       24        45        1       12        0
                                                  ------------------------------------------------------------------------------

IC-Q-IN                            1-12                  0            0         0        0         0        0        0        0
                                   13-24                 0            0         0        0         0        0        0        0
                                   25-36                 0            0         0        0         0        0        0        0
                                   37-48                 0            0         0        0         0        0        0        0
                                   49-60                 0            0         0        0         0        0        0        0
                                   61-72                 0            0         0        0         0        0        0        0
                                   73-84                 0            0         0        0         0        0        0        0
                                   85-96                 0            0         0        0         0        0        0        0
                                   97-108                0            0         0        0         0        0        0        0
                                   109-120               0            0         0        0         0        0        0        0
                                   121-132               0            0         0        0         0        0        0        0
                                   133-144               0            0         0        0         0        0        0        0
                                   145-156              15            0       183        0        74        0        0        0
                                   157-168              37           11       359      141       186       60       32        0
                                   169-180              24           24       234      237       180      142       44        0
                                   181-192              21           13       271      138        89      107       59       11
                                   193-204              23           18       296      239       133       67       15        0
                                   205-216               8           19        90      236        47       99       48        0
                                   217-228               5            8        48       90        13       46        9        0
                                   229-240               0            5         0       48         0       11        7        0
                                                  ------------------------------------------------------------------------------

TOTAL                                                  133           98    $1,481   $1,129      $723     $532     $214      $11
                                                  ------------------------------------------------------------------------------



AMERIPRISE CERTIFICATE COMPANY                                                                                         SCHEDULE VI
CERTIFICATE RESERVES
PART 3 - INFORMATION REGARDING INSTALLMENT CERTIFICATES CLASSIFIED BY AGE GROUPINGS
YEAR ENDED DECEMBER 31, 2005
($ in thousands)

                                                                                                                 Deductions
                                                                                                                from Reserves
                                                                                                              ------------------
                                                      Number of Accounts     Amount of                           Cash
                                                       with Certificate       Maturity          Amount of     Surrenders
                                   Months                  Holders             Value            Reserves       Prior to
Certificate Series                  Paid                 December 31,       December 31,       December 31,    Maturity    Other
                                   ---------------------------------------------------------------------------------------------

                                                       2004         2005    2004     2005      2004    2005      2005       2005
                                                  ------------------------------------------------------------------------------
IC-IN-EMP                          1-12                  0            0   $     0  $     0   $     0  $     0   $    0      $ 0
                                   13-24                 0            0         0        0         0        0        0        0
                                   25-36                 0            0         0        0         0        0        0        0
                                   37-48                 0            0         0        0         0        0        0        0
                                   49-60                 0            0         0        0         0        0        0        0
                                   61-72                 0            0         0        0         0        0        0        0
                                   73-84                 0            0         0        0         0        0        0        0
                                   85-96                 0            0         0        0         0        0        0        0
                                   97-108                0            0         0        0         0        0        0        0
                                   109-120               0            0         0        0         0        0        0        0
                                   121-132               0            0         0        0         0        0        0        0
                                   133-144               0            0         0        0         0        0        0        0
                                   145-156               0            0         0        0         0        0        0        0
                                   157-168               0            0         0        0         0        0        0        0
                                   169-180               1            0         6        0         2        0        0        0
                                   181-192               0            1         0        6         0        2        0        0
                                   193-204               1            0        17        0        16        0        0        0
                                   205-216               0            1         0       17         0       17        0        0
                                                  ------------------------------------------------------------------------------

TOTAL                                                    2            2        23       23        18       19        0        0
                                                  ------------------------------------------------------------------------------


IC-I                               1-12                  2            6        25       81         7       14        0        0
                                   13-24                 2            2        81       25        10       10        0        0
                                   25-36                 1            2        12       81         1       15        0        0
                                   37-48                 0            1         0       12         0        2        0        0
                                   49-60                 1            0         6        0         3        0        0        0
                                   61-72                 6            0        52        0        34        0        2        0
                                   73-84                 1            5        24       40        19       28        8        0
                                   85-96             1,227            1    19,846       24     9,829       22        0        0
                                   97-108            2,647        1,036    42,164   15,772    22,364    8,878    1,219        0
                                   109-120           2,810        2,082    44,873   32,013    26,236   18,379    3,512        0
                                   121-132              47           24       790      347       446      246    5,069        0
                                   133-144              26           32       246      450       185      290       17        0
                                   145-156              16           15       155      138       117      119        0        0
                                   157-168               0           14         0      143         0      112        0        0
                                                  ------------------------------------------------------------------------------

TOTAL                                                6,786        3,220   108,275   49,126    59,251   28,115    9,827        0
                                                  ------------------------------------------------------------------------------


IC-I-EMP                           1-12                  0            0         0        0         0        0        0        0
                                   13-24                 0            0         0        0         0        0        0        0
                                   25-36                 1            0         6        0         8        0        0        0
                                   37-48                 0            0         0        0         0        0        8        0
                                   49-60                 0            0         0        0         0        0        0        0
                                   61-72                 0            0         0        0         0        0        0        0
                                   73-84                 0            0         0        0         0        0        0        0
                                   85-96                 7            0        84        0        74        0        0        0
                                   97-108               22            4       424       42       267       38       39        0
                                   109-120              16           18       218      340       111      211       36        0
                                   121-132               4            0        36        0        14        0       17        0
                                   133-144               0            2         0       18         0        9        3        0
                                   145-156               1            0       120        0       385        0        0        0
                                   157-168               0            1         0      120         0      587        0        0
                                                  ------------------------------------------------------------------------------

TOTAL                                                   51           25       888      520       860      845      103        0
                                                  ------------------------------------------------------------------------------


IC-I95                             1-12              2,120        1,303         0        0     3,028    1,964      117        0
                                   13-24             1,952        1,708         0        0     6,167    5,058      418        0
                                   25-36             1,613        1,738         0        0     6,947    8,233      490        0
                                   37-48             1,018        1,404         0        0     5,049    7,857      884        0
                                   49-60               926          879         0        0     5,131    5,419      538        0
                                   61-72             1,077          781         0        0     6,823    4,908      743        0
                                   73-84             1,119          794         0        0     6,574    5,197    2,099        0
                                   85-96               716          905         0        0     4,679    5,893    1,096        0
                                   97-108                0          614         0        0         0    4,349      502        0
                                                  ------------------------------------------------------------------------------

TOTAL                                               10,541       10,126   $     0  $     0   $44,399  $48,878   $6,887      $ 0
                                                  ------------------------------------------------------------------------------




AMERIPRISE CERTIFICATE COMPANY                                                                                         SCHEDULE VI
CERTIFICATE RESERVES
PART 3 - INFORMATION REGARDING INSTALLMENT CERTIFICATES CLASSIFIED BY AGE GROUPINGS
YEAR ENDED DECEMBER 31, 2005
($ in thousands)

                                                                                                                   Deductions
                                                                                                                  from Reserves
                                                                                                                ----------------
                                                      Number of Accounts     Amount of                             Cash
                                                       with Certificate       Maturity            Amount of     Surrenders
                                   Months                  Holders             Value              Reserves       Prior to
Certificate Series                  Paid                 December 31,       December 31,         December 31,    Maturity  Other
                                   ---------------------------------------------------------------------------------------------

                                                      2004         2005      2004     2005      2004     2005      2005     2005
                                                  ------------------------------------------------------------------------------
IC-I95-E                           1-12                 22            8      $  0     $  0      $ 66     $  6      $ 1      $ 0
                                   13-24                12           20         0        0        32       77       21        0
                                   25-36                10            8         0        0        40       26       15        0
                                   37-48                 4            8         0        0        16       40        5        0
                                   49-60                 6            3         0        0        31       19        2        0
                                   61-72                 4            6         0        0         8       43        0        0
                                   73-84                 5            3         0        0        37        8        0        0
                                   85-96                 4            4         0        0        32       28       11        0
                                   97-108                0            3         0        0         0       28        8        0
                                                  ------------------------------------------------------------------------------

TOTAL                                                   67           63         0        0       261      275       63        0
                                                  ------------------------------------------------------------------------------


RP-Q-INST                          73-84                 0            0         0        0         0        0        0        0
                                   85-96                 0            0         0        0         0        0        0        0
                                   97-108                0            0         0        0         0        0        0        0
                                   109-120               0            0         0        0         0        0        0        0
                                   121-132               0            0         0        0         0        0        0        0
                                   133-144               0            0         0        0         0        0        0        0
                                   145-156               0            0         0        0         0        0        0        0
                                   157-168               0            0         0        0         0        0        0        0
                                   169-180               0            0         0        0         0        0        0        0
                                   181-192               0            0         0        0         0        0        0        0
                                   193-204               0            0         0        0         0        0        0        0
                                   205-216               0            0         0        0         0        0        0        0
                                   217-228               0            0         0        0         0        0        0        0
                                   229-240              18            0       244        0        98        0        0        0
                                   241-252               0            6         0       72         0       26       13       16
                                   253-264               5            0        47        0        21        0        0        0
                                   265-276               3            4        52       28        65       12        8        0
                                   277-288               0            1         0       12         0       38       17        0
                                                  ------------------------------------------------------------------------------

TOTAL                                                   26           11       343      112       184       76       38       16
                                                  ------------------------------------------------------------------------------


RP-Q-FP                            61-72                 0            0         0        0         0        0        0        0
                                   73-84                 0            0         0        0         0        0        0        0
                                   85-96                 0            0         0        0         0        0        0        0
                                   97-108                0            0         0        0         0        0        0        0
                                   109-120               0            0         0        0         0        0        0        0
                                   121-132               0            0         0        0         0        0        0        0
                                   133-144               0            0         0        0         0        0        0        0
                                   145-156               0            0         0        0         0        0        0        0
                                   157-168               0            0         0        0         0        0        0        0
                                   169-180               0            0         0        0         0        0        0        0
                                   181-192               0            0         0        0         0        0        0        0
                                   193-204               0            0         0        0         0        0        0        0
                                   205-216               0            0         0        0         0        0        0        0
                                   217-228               3            0        39        0        30        0        0        0
                                   229-240               1            3         6       39        10       29        0        0
                                   241-252               0            0         0        0         0        0       10        0
                                                  ------------------------------------------------------------------------------

TOTAL                                                    4            3        45       39        40       29       10        0
                                                  ------------------------------------------------------------------------------


RP-Q-IN                            1-12                  0            0         0        0         0        0        0        0
                                   13-24                 0            0         0        0         0        0        0        0
                                   25-36                 0            0         0        0         0        0        0        0
                                   37-48                 0            0         0        0         0        0        0        0
                                   49-60                 0            0         0        0         0        0        0        0
                                   61-72                 0            0         0        0         0        0        0        0
                                   73-84                 0            0         0        0         0        0        0        0
                                   85-96                 0            0         0        0         0        0        0        0
                                   97-108                0            0         0        0         0        0        0        0
                                   109-120               0            0         0        0         0        0        0        0
                                   121-132               0            0         0        0         0        0        0        0
                                   133-144               0            0         0        0         0        0        0        0
                                   145-156               0            0         0        0         0        0        0        0
                                   157-168               0            0         0        0         0        0        0        0
                                   169-180               2            0        12        0         2        0        0        0
                                   181-192               1            2        12       12         0        2        0        0
                                   193-204               0            1         0       12         0        1        0        0
                                                  ------------------------------------------------------------------------------

TOTAL                                                    3            3      $ 24     $ 24      $  3     $  3      $ 0      $ 0
                                                  ------------------------------------------------------------------------------




AMERIPRISE CERTIFICATE COMPANY                                                                                         SCHEDULE VI
CERTIFICATE RESERVES
PART 3 - INFORMATION REGARDING INSTALLMENT CERTIFICATES CLASSIFIED BY AGE GROUPINGS
YEAR ENDED DECEMBER 31, 2005
($ in thousands)

                                                                                                                 Deductions
                                                                                                                from Reserves
                                                                                                             ------------------
                                                      Number of Accounts     Amount of                          Cash
                                                       with Certificate       Maturity          Amount of    Surrenders
                                   Months                  Holders             Value            Reserves      Prior to
Certificate Series                  Paid                 December 31,       December 31,       December 31,   Maturity   Other
                                  ---------------------------------------------------------------------------------------------

                                                       2004         2005   2004      2005     2004     2005     2005      2005
                                                  ------------------------------------------------------------------------------
RP-IN-EMP                          1-12                  0            0  $      0  $     0  $      0  $     0  $     0   $    0
                                   13-24                 0            0         0        0         0        0        0        0
                                   25-36                 0            0         0        0         0        0        0        0
                                   37-48                 0            0         0        0         0        0        0        0
                                   49-60                 0            0         0        0         0        0        0        0
                                   61-72                 0            0         0        0         0        0        0        0
                                   73-84                 0            0         0        0         0        0        0        0
                                   85-96                 0            0         0        0         0        0        0        0
                                   97-108                0            0         0        0         0        0        0        0
                                   109-120               0            0         0        0         0        0        0        0
                                                  ------------------------------------------------------------------------------

TOTAL                                                    0            0         0        0         0        0        0        0
                                                  ------------------------------------------------------------------------------


RP-I                               1-12                  0            0         0        0         0        0        0        0
                                   13-24                 0            0         0        0         0        0        0        0
                                   25-36                 0            0         0        0         0        0        0        0
                                   37-48                 0            0         0        0         0        0        0        0
                                   49-60                 0            0         0        0         0        0        0        0
                                   61-72                 0            0         0        0         0        0        0        0
                                   73-84                 0            0         0        0         0        0        0        0
                                   85-96                 5            0        42        0        27        0        0        0
                                   97-108                7            5        66       42        62       31        0        0
                                   109-120               7            5       252       52       150       20       51        0
                                   121-132               0            0         0        0         0        0       10        0
                                                  ------------------------------------------------------------------------------

TOTAL                                                   19           10       360       94       239       51       61        0
                                                  ------------------------------------------------------------------------------


RP-I-EMP                           1-12                  0            0         0        0         0        0        0        0
                                   13-24                 0            0         0        0         0        0        0        0
                                   25-36                 0            0         0        0         0        0        0        0
                                   37-48                 0            0         0        0         0        0        0        0
                                   49-60                 0            0         0        0         0        0        0        0
                                   61-72                 0            0         0        0         0        0        0        0
                                                  ------------------------------------------------------------------------------

TOTAL                                                    0            0         0        0         0        0        0        0
                                                  ------------------------------------------------------------------------------


Inst-R (RP-I95)                    1-12                 74           70     3,415   11,061       101      153        3        0
                                   13-24                91           58    12,990    2,374       383      178       20        0
                                   25-36                78           86     1,917   12,532       275      506       14        0
                                   37-48                16           62     3,652    1,737       109      325       27        0
                                   49-60                 9           15     2,105    3,629        52      118       10        0
                                   61-72                13            6     1,237    1,986       109       49       11        0
                                   73-84                 8           10       118    1,154        48       62       58        0
                                   85-96                 2            5       663       37         5       30        6        0
                                   97-108                0            2         0      657         0        4        0        0
                                                  ------------------------------------------------------------------------------

TOTAL                                                  291          314    26,098   35,167     1,083    1,425      149        0
                                                  ------------------------------------------------------------------------------


Inst-R-E                           1-12                  0            1         0       12         0        2        0        0
                                   13-24                 2            1       608      600         6        5        0        0
                                   25-36                 1            1       240        8         2        2        0        0
                                   37-48                 0            1         0      240         0        2        0        0
                                   49-60                 0            0         0        0         0        0        0        0
                                   61-72                 1            0         6        0         5        0        0        0
                                   73-84                 1            1         6        6         3        6        0        0
                                   85-96                 0            1         0        6         0        3        0        0
                                                  ------------------------------------------------------------------------------

TOTAL                                                    5            6       860      872        16       20        0        0
                                                  ------------------------------------------------------------------------------


TOTAL - ALL SERIES                                  18,415       14,251  $149,736  $95,749  $116,560  $87,809  $17,948   $1,212
                                                  ==============================================================================

AMERIPRISE CERTIFICATE COMPANY                                                                                  SCHEDULE VII
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
($ thousands)


     YEAR ENDED DECEMBER 31, 2005
----------------------------------------------------------------------------------------------------------------------------
                                                             ADDITIONS
                                                    --------------------------
       RESERVES                    BALANCE           CHARGED                                                     BALANCE
   DEDUCTED FROM                    AT              TO COSTS                              DEDUCTIONS               AT
      ASSETS TO                   BEGINNING           AND                                    FROM                  END
   WHICH THEY APPLY               OF PERIOD         EXPENSES          OTHER          RESERVES/WRITE-DOWNS       OF PERIOD
----------------------            ---------         --------       -----------     ------------------------   -------------

Allowance for losses:
  Conventional first
    mortgage loans
    and other loans                $ 7,536           (1,000)              -                     -                $ 6,536


     YEAR ENDED DECEMBER 31, 2004
----------------------------------------------------------------------------------------------------------------------------
                                                             ADDITIONS
                                                    --------------------------
       RESERVES                    BALANCE           CHARGED                                                     BALANCE
   DEDUCTED FROM                    AT              TO COSTS                              DEDUCTIONS               AT
      ASSETS TO                   BEGINNING           AND                                    FROM                  END
   WHICH THEY APPLY               OF PERIOD         EXPENSES          OTHER          RESERVES/WRITE-DOWNS       OF PERIOD
----------------------            ---------         --------       -----------     ------------------------   -------------

Allowance for losses:
  Conventional first
    mortgage loans
    and other loans                $ 9,536           (2,000)              -                     -                $ 7,536


     YEAR ENDED DECEMBER 31, 2003
----------------------------------------------------------------------------------------------------------------------------
                                                             ADDITIONS
                                                    --------------------------
       RESERVES                    BALANCE           CHARGED                                                     BALANCE
   DEDUCTED FROM                     AT             TO COSTS                              DEDUCTIONS               AT
      ASSETS TO                   BEGINNING           AND                                    FROM                  END
   WHICH THEY APPLY               OF PERIOD         EXPENSES          OTHER          RESERVES/WRITE-DOWNS       OF PERIOD
----------------------            ---------         --------       -----------     ------------------------   -------------


Allowance for losses:
  Conventional first
    mortgage loans                 $ 4,223            5,313               -                     -                $ 9,536

                                EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report:

Exhibit                           Description
-------                           -----------

3(a). Amended and Restated Certificate of Incorporation of American Express Certificate Company, dated August 1, 2005, is filed electronically herewith as Exhibit 3(a).

3(b).    Current By-Laws, filed electronically as Exhibit 3(e) to
         Post-Effective Amendment No. 19 to Registration Statement No. 33-26844, are incorporated herein by reference.

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

4-9.     None or not applicable.

10(a). Amended Investment Advisory and Services Agreement between Registrant and Ameriprise Financial Services, Inc., dated August 16, 2005, filed electronically on or about November 14, 2005 as Exhibit 10(s) to Registrant's Form 10-Q is incorporated herein by reference.

10(b). Investment Management Services Transfer Agreement between Ameriprise Financial, Inc. and RiverSource Investment, LLC, dated September 29, 2005, filed electronically on or about November 14, 2005 as Exhibit 10(t) to Registrant's Form 10-Q is incorporated herein by reference.

10(c). Distribution Agreement dated November 18, 1988, between Registrant and IDS Financial Inc., filed electronically as Exhibit 1(a) to the Registration Statement No. 33-26844, for the American Express International Investment Certificate (now called, the IDS Investors Certificate) is incorporated herein by reference.

10(d). Depositary and Custodial Agreement dated June 23, 2004 between American Express Certificate Company and American Express Trust Company, filed electronically on or about February 18, 2005 as
         Exhibit 10(b) to Post-Effective Amendment No. 32 to Registration Statement No. 2-95577 for American Express Flexible Savings Certificate, is incorporated herein by reference.

10(e). Foreign Deposit Agreement dated November 21, 1990, between IDS Certificate Company and IDS Bank & Trust, filed electronically as
         Exhibit 10(h) to Post-Effective Amendment No. 5 to Registration Statement No. 33-26844, is incorporated herein by reference.

10(f). Selling Agent Agreement dated June 1, 1990, between American Express Bank International and IDS Financial Services Inc. for the American Express Investors and American Express Stock Market Certificates, filed electronically as Exhibit 1(c) to the Post-Effective Amendment No. 5 to Registration Statement No. 33-26844, is incorporated herein by reference.

10(g). Second amendment to Selling Agent Agreement between American Express Financial Advisors Inc. and American Express Bank International dated as of May 2, 1995, filed electronically as Exhibit (1) to Registrant's June 30, 1995, Quarterly Report on Form 10-Q, is incorporated herein by reference.

10(h). Marketing Agreement dated October 10, 1991, between Registrant and American Express Bank Ltd., filed electronically as Exhibit 1(d) to Post-Effective Amendment No. 31 to Registration Statement 2-55252, is incorporated herein by reference.

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

         (2) Code of Ethics under rule 17j-1 for Registrant's investment advisor and principal underwriters, dated October 26, 2005 is filed electronically herewith as Exhibit 10(p)(2).

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

10(s) Administration and Services Agreement, dated October 1, 2005 between RiverSource Investments, LLC and Ameriprise Financial, Inc. is filed electronically herewith as Exhibit 10(s).

10(t) Amendment to Maketing Agreement, dated October 1, 2005 between Ameriprise Certificate Company and American Express Bank Ltd. is filed electronically herewith as Exhibit 10(t).

10(u) Fifth Amendment to Selling Agent Agreement, dated October 1, 2005 between Ameriprise Financial Services, Inc. and American Express Bank International is filed electronically herewith as Exhibit 10(u).

11-23.   None or not applicable.

24(a). Directors' Power of Attorney, dated February 9, 2006, is filed electronically herewith.

24(b). Director's Power of Attorney, dated February 9, 2006, is filed electronically herewith.

24(c). Officers' Power of Attorney, dated February 9, 2006, is filed electronically herewith.

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