Form 10-Q
period 2006-03-31
AMERIPRISE CERTIFICATE CO
filed 2006-05-10
CIK 52428

================================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

                                    NONE
            Former name, former address and former fiscal year,
                        if changed since last report.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the
Exchange Act. (Check one):
Large Accelerated Filer [ ]   Accelerated Filer [ ]   Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                              Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     CLASS                         OUTSTANDING AT MAY 9, 2006
   -----------------------------------------      ----------------------------
    Common Shares (par value $10 per share)               150,000 shares


     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================

                                              AMERIPRISE CERTIFICATE COMPANY

                                                         FORM 10-Q

                                                           INDEX

                                                                                                                  PAGE NO.
                                                                                                                  --------
Part I.   Financial Information:

          Item 1.  Financial Statements

                   Balance Sheets - March 31, 2006 and December 31, 2005.......................................          1

                   Statements of Income - Three months ended March 31, 2006 and 2005...........................          2

                   Statements of Cash Flows - Three months ended March 31, 2006 and 2005.......................          3

                   Statements of Comprehensive Loss - Three months ended March 31, 2006 and 2005...............          4

                   Notes to Financial Statements...............................................................        5-6

          Item 2.  Management's Discussion and Analysis........................................................        7-9

          Item 3.  Quantitative and Qualitative Disclosures about Market Risk..................................          9

          Item 4.  Controls and Procedures.....................................................................       9-10

Part II.  Other Information:

          Item 1.  Legal Proceedings...........................................................................         11

          Item 1A. Risk Factors................................................................................         11

          Item 6.  Exhibits....................................................................................         11

          Signatures...........................................................................................         12

          Exhibit Index........................................................................................        E-1

    PART I. FINANCIAL INFORMATION
    ITEM I. FINANCIAL STATEMENTS

                                                  AMERIPRISE CERTIFICATE COMPANY

                                                          BALANCE SHEETS
                                                (in thousands, except share amounts)


                                                                                         MARCH 31,               DECEMBER 31,
                                                                                           2006                      2005
                                                                                 ------------------------   ----------------------
                                                                                        (UNAUDITED)
    ASSETS
    Qualified Assets
        Cash and cash equivalents.............................................   $                 -        $         119,100
        Investments in unaffiliated issuers...................................             5,309,638                5,705,870
        Equity index options, purchased.......................................                87,672                   73,942
        Receivables...........................................................                75,111                   41,478
                                                                                 ------------------------   ----------------------
    Total qualified assets....................................................             5,472,421                5,940,390
                                                                                 ------------------------   ----------------------

    Other Assets
        Deferred taxes, net...................................................                75,498                   60,268
        Due from other affiliates.............................................                    55                    2,545
                                                                                 ------------------------   ----------------------
    Total other assets........................................................                75,553                   62,813
                                                                                 ------------------------   ----------------------

    Total assets..............................................................   $         5,547,974        $       6,003,203
                                                                                 ========================   ======================


    LIABILITIES AND SHAREHOLDER'S EQUITY
    Liabilities
        Certificate reserves..................................................   $         5,180,312        $       5,648,635
        Equity index options, written.........................................                46,662                   38,128
        Amounts due to brokers................................................                 5,868                    6,630
        Accounts payable and accrued liabilities..............................                90,572                   34,065
                                                                                 ------------------------   ----------------------
    Total liabilities.........................................................             5,323,414                5,727,458
                                                                                 ------------------------   ----------------------

    Shareholder's equity
        Common stock ($10 par value, 150,000 shares authorized and issued)....                 1,500                    1,500
        Additional paid-in-capital............................................               299,100                  323,844
        Retained earnings.....................................................                 3,439                    7,956
        Accumulated other comprehensive loss, net of tax......................               (79,479)                 (57,555)
                                                                                 ------------------------   ----------------------
    Total shareholder's equity................................................               224,560                  275,745
                                                                                 ------------------------   ----------------------

    Total liabilities and shareholder's equity................................   $         5,547,974        $       6,003,203
                                                                                 ========================   ======================

                                                See Notes to Financial Statements.

                                            AMERIPRISE CERTIFICATE COMPANY

                                           STATEMENTS OF INCOME (UNAUDITED)
                                                    (in thousands)


                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                 ------------------------------------
                                                                                      2006                2005
                                                                                 ----------------   -----------------
     Investment income........................................................   $      75,805      $       69,462
     Investment expenses......................................................         (10,295)            (13,527)
                                                                                 ----------------   -----------------
     Net investment income before provision for
        certificate reserves and income tax provision.........................          65,510              55,935

     Net provision for certificate reserves...................................         (54,663)            (37,460)
                                                                                 ----------------   -----------------
     Net investment income before income tax provision........................          10,847              18,475
     Income tax provision.....................................................           3,763               6,490
                                                                                 ----------------   -----------------
     Net investment income....................................................           7,084              11,985
                                                                                 ----------------   -----------------

     Net realized (loss) gain on investments before income tax (benefit)
        provision.............................................................          (2,069)                321
     Income tax (benefit) provision...........................................            (724)                112
                                                                                 ----------------   -----------------
     Net realized (loss) gain on investments..................................          (1,345)                209
                                                                                 ----------------   -----------------
     Net income...............................................................   $       5,739      $       12,194
                                                                                 ================   =================

                                          See Notes to Financial Statements.

                                                AMERIPRISE CERTIFICATE COMPANY

                                             STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                        (in thousands)

                                                                                                 THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                       ---------------------------------------
                                                                                             2006                 2005
                                                                                       -----------------    ------------------
    CASH FLOWS FROM OPERATING ACTIVITIES
    Net income.....................................................................    $        5,739       $         12,194
    Adjustments to reconcile net income to net cash provided by operating activities:
          Interest added to certificate loans......................................               (79)                  (104)
          Amortization of premiums, accretion of discounts, net....................             3,076                  3,858
          Deferred taxes, net......................................................            (3,424)                 7,765
          Net realized loss (gain) on investments before income tax provision......             2,069                   (321)
    Changes in other operating assets and liabilities:
          Equity index options purchased and written, net..........................            (5,196)                 8,897
          Due to Ameriprise Financial - federal income taxes.......................             1,906                (15,281)
          Dividends and interest receivable........................................             1,891                 (3,670)
          Other assets and liabilities, net........................................            (2,935)                 5,428
                                                                                       -----------------    ------------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES......................................             3,047                 18,766
                                                                                       -----------------    ------------------

    CASH FLOWS FROM INVESTING ACTIVITIES
    Available-for-Sale investments:
          Sales....................................................................           157,446                 40,103
          Maturities and redemptions...............................................           221,229                173,392
          Purchases................................................................            (7,033)              (692,776)
    Other investments:
          Sales....................................................................             3,577                  8,631
          Maturities and redemptions...............................................            24,046                 20,133
          Purchases................................................................           (42,808)               (24,170)
    Certificate loans:
          Payments.................................................................               600                    383
          Fundings.................................................................              (270)                  (406)
    Changes in amounts due to and from brokers, net................................           (36,260)                 4,613
                                                                                       -----------------    ------------------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES............................           320,527               (470,097)
                                                                                       -----------------    ------------------

    CASH FLOWS FROM FINANCING ACTIVITIES
          Payments from certificate owners.........................................           470,889              1,129,017
          Net provision for certificate reserves...................................            54,663                 37,460
          Certificate maturities and cash surrenders...............................          (993,226)              (719,173)
          Proceeds from reverse repurchase agreements..............................           133,000                      -
          Payments on reverse repurchase agreements................................           (73,000)                     -
          Dividend to Ameriprise Financial.........................................           (35,000)                     -
                                                                                       -----------------    ------------------
    NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES............................          (442,674)               447,304
                                                                                       -----------------    ------------------

    NET DECREASE IN CASH AND CASH EQUIVALENTS......................................          (119,100)                (4,027)
    Cash and cash equivalents beginning of period..................................           119,100                 35,212
                                                                                       -----------------    ------------------
    CASH AND CASH EQUIVALENTS END OF PERIOD........................................    $            -       $         31,185
                                                                                       =================    ==================

    SUPPLEMENTAL DISCLOSURES INCLUDING NON-CASH TRANSACTIONS
          Cash paid for income taxes...............................................    $        4,534       $         14,590
          Certificate maturities and surrenders through loan reductions............               649                    495

                                              See Notes to Financial Statements.

                                     3

                                               AMERIPRISE CERTIFICATE COMPANY

                                        STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
                                                       (in thousands)


                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                    ----------------------------------------
                                                                                          2006                  2005
                                                                                    ------------------    ------------------
      Net income.................................................................   $        5,739        $       12,194
                                                                                    ------------------    ------------------

      OTHER COMPREHENSIVE LOSS NET OF TAX
        Unrealized losses on Available-for-Sale securities:
            Unrealized holding losses arising during period, net of taxes of
            $12,544 and $30,848, respectively....................................          (23,295)              (57,287)
            Reclassification adjustment for losses (gains) included in net income,
            net of taxes of $738 and $79, respectively...........................            1,371                  (147)
                                                                                    ------------------    ------------------
        Unrealized losses on Available-for-Sale securities, net..................          (21,924)              (57,434)
                                                                                    ------------------    ------------------

        Unrealized losses on interest rate swaps:
            Unrealized holding losses arising during the period, net of taxes
            of $180..............................................................                -                  (335)
            Reclassification adjustment for losses included in net income........                -                    81
                                                                                    ------------------    ------------------
        Unrealized losses on interest rate swaps, net............................                -                  (254)
                                                                                    ------------------    ------------------

      NET OTHER COMPREHENSIVE LOSS...............................................          (21,924)              (57,688)
                                                                                    ------------------    ------------------

      TOTAL COMPREHENSIVE LOSS...................................................   $      (16,185)       $      (45,494)
                                                                                    ==================    ==================

                                             See Notes to Financial Statements.

                       AMERIPRISE CERTIFICATE COMPANY

                  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying Financial Statements should be read in conjunction with the financial statements in the Annual Report on Form 10-K of Ameriprise Certificate Company (ACC or the Company) for the year ended December 31, 2005. Certain reclassifications of prior period amounts have been made to conform to the current presentation.

The accompanying Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods have been made. All adjustments made were of a normal, recurring nature. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

SEPARATION OF AMERIPRISE FINANCIAL, INC.

Ameriprise Certificate Company is a wholly-owned subsidiary of Ameriprise Financial, Inc. (Ameriprise Financial). Prior to August 1, 2005, Ameriprise Financial was known as American Express Financial Corporation. Ameriprise Financial changed its name on August 1, 2005 as a consequence of the plans announced by American Express Company (American Express) on February 1, 2005, to pursue a spin off of the businesses now being operated as part of Ameriprise Financial. The Separation from American Express (the Separation) was completed on September 30, 2005. After the Separation from American Express, Ameriprise Financial and its subsidiaries are no longer affiliated with American Express. Ameriprise Financial and American Express are independent companies, with separate public ownership, boards of directors and management.

In connection with the Separation, Ameriprise Financial has incurred and will be incurring separation and distribution-related expenses in order to become a separate company. Based on the terms of the distribution and investment advisory and services agreements set in place between ACC and its affiliates, no separation costs will be allocated to ACC.

During the third quarter 2005, ACC agreed with American Express Bank Limited
(AEB), a subsidiary of American Express, to execute an orderly wind-down of the certificate business marketed through AEB and American Express Bank International (AEBI). This agreement was effected through amendments to the existing contracts with AEB and AEBI. Under these amendments, as of October 1, 2005 AEB and AEBI no longer market or offer ACC certificate products; however compensation, at reduced rates, will continue to be paid to AEB and AEBI under the agreements until the earlier of the date upon which the business sold or marketed previously by AEB and AEBI no longer remains in effect or termination of the agreements. The amount of certificate reserves associated with this business was approximately $0.4 billion and $0.7 billion as of March 31, 2006 and December 31, 2005, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB No. 133 and 140." SFAS No. 155 improves financial reporting by eliminating the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. It also improves financial reporting by allowing a preparer to elect fair value measurements at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. ACC is currently evaluating the impact of SFAS No. 155 on ACC's results of operations and financial condition.

                       AMERIPRISE CERTIFICATE COMPANY

1.   BASIS OF PRESENTATION (CONTINUED)

RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

On November 3, 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." FSP FAS 115-1 and FAS 124-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 and FAS 124-1 are effective for reporting periods beginning after December 15, 2005. ACC is currently evaluating the impact of FSP FAS 115-1 and FAS 124-1 on its results of operations and financial position.

2.   INVESTMENTS IN UNAFFILIATED ISSUERS

Investments in unaffiliated issuers were:

                                                                              MARCH 31,              DECEMBER 31,
                                                                                2006                     2005
                                                                       ---------------------    ---------------------
                                                                                      (IN THOUSANDS)
Available-for-Sale securities, at fair value
    (amortized cost: 2006, $4,975,537; 2005, $5,352,361)...........    $        4,853,261       $        5,263,814
First mortgage loans on real estate and other loans, at cost
    (fair value: 2006, $459,267; 2005, $442,583)...................               445,973                  430,751
Certificate loans - secured by certificate reserves, at cost,
     which approximates fair value.................................                10,404                   11,305
                                                                       ---------------------    ---------------------
Total..............................................................    $        5,309,638       $        5,705,870
                                                                       =====================    =====================

Gross realized gains and losses on sales and losses recognized for other-than-temporary impairments of securities classified as Available-for-Sale were as follows:

                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                        ---------------------------------------------
                                                                               2006                     2005
                                                                        --------------------    ---------------------
                                                                                       (IN THOUSANDS)
Gross realized gains on sales......................................     $               467     $              583
Gross realized losses on sales.....................................     $            (2,577)    $             (343)
Realized losses recognized for other-than-temporary impairments....     $                 -     $              (13)

3.   COMMITMENTS AND CONTINGENCIES

Commitments to fund first mortgage loans on real estate at March 31, 2006 and March 31, 2005 were $7.3 million and $10.0 million, respectively. ACC holds the mortgage document, which gives it the right to take possession of the property if the borrower fails to perform according to the terms of the agreements. ACC employs policies and procedures designed to ensure the creditworthiness of the borrowers and that funds will be available on the funding date. ACC's investments in first mortgage loans on real estate are restricted to 80 percent or less of the market value of the real estate at the time of the loan funding.

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

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS

The following Management's Discussion and Analysis (MD&A) should be read in conjunction with Ameriprise Certificate Company's (ACC) Financial Statements and related notes presented in Item 1. This discussion may contain forward-looking statements that reflect ACC's plans, estimates and beliefs. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed under "Forward-Looking Statements." ACC believes it is useful to read its MD&A in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission (SEC) on March 10, 2006, as well as its reports on Form 8-K and other publicly available information.

ACC is a wholly owned subsidiary of Ameriprise Financial, Inc. (Ameriprise Financial). ACC is registered as an investment company under the Investment Company Act of 1940 (the 1940 Act) and is in the business of issuing face-amount investment certificates. Face-amount investment certificates issued by ACC entitle the certificate owner to receive at maturity a stated amount of money and interest or credits declared from time to time by ACC, at its discretion. The certificates issued by ACC are not insured by any government agency. ACC's certificates are sold primarily by Ameriprise Financial Services, Inc. (AMPF), an affiliate of ACC. AMPF is registered as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

In 2006, net investment income before provision for certificate reserves and income tax provision increased $9.6 million, or 17.1 percent. The increase was a result of favorable equity market appreciation on equity index options and reduced distribution fees paid to AEB and AEBI, partially offset by lower earnings on corporate bonds due to a reduction in holdings resulting from the AEB and AEBI business wind-down.

In 2006, provision for certificate reserves increased $17.2 million or 45.9 percent due to greater stock market participation costs, resulting from equity market increases and increases in short-term interest rates, partially offset by lower volumes.

For the three months ended March 31, 2006, $0.5 million of total investment gains were offset by $2.6 million of investment losses. Virtually all the realized gains and losses were from sales of securities classified as Available-for-Sale.

For the three months ended March 31, 2005, $0.7 million of total investment gains were partially offset by $0.4 million of investment losses. Included in these total investment gains and losses are $0.6 million of gross realized gains and $0.4 million of gross realized losses from sales of securities classified as Available-for-Sale.

LIQUIDITY AND CAPITAL RESOURCES

ACC's principal sources of cash are receipts from sales of face-amount certificate products and cash flows from investments. ACC's principal uses of cash are payments to certificate product owners for matured and surrendered certificates, purchases of investments, and return of capital or dividend payments to Ameriprise Financial.

Cash provided by operating activities was $3.0 million and $18.8 million for the three months ended March 31, 2006 and 2005, respectively. The decrease in operating cash flows is primarily due to the reduction in net income in 2006 compared to 2005 and fluctuations in operating assets and liabilities.

Cash provided by (used in) investing activities was $320.5 million and $(470.1) million in the three months ended March 31, 2006 and 2005, respectively. This change was primarily due to a decrease in purchases and an increase in sales of Available-for-Sale investments driven by the AEB and AEBI business wind-down.

Cash (used in) provided by financing activities was $(442.7) million and $447.3 million in the three months ended March 31, 2006 and 2005, respectively. The change primarily resulted from a decrease in cash received from certificate owners of $658.1 million and an increase in cash paid for certificate maturities and cash surrenders of $274.1 million. The reduction in sales and increase in maturities is the result of the AEB and AEBI business wind-down and a sales promotion that was in effect during the first quarter of 2005 and not in 2006. The change is also a result of ACC paying Ameriprise Financial a dividend of $35.0 million in March 2006.

ACC, as an issuer of face-amount certificates, is impacted by significant changes in interest rates as interest crediting rates on certificate products generally reset at shorter intervals than the change in the yield on ACC's investment portfolio. The specified maturities of most of ACC's certificate products range from ten to twenty years. Within that maturity period, most certificates have interest crediting rate terms ranging from three to thirty-six months. Interest crediting rates are subject to change and certificate product owners can surrender their certificates without penalty at term end. As of March 31, 2006, ACC has investment certificate obligations totaling $5.2 billion of which $3.9 billion have terms ending in 2006, $1.1 billion have terms ending in 2007 and $0.2 billion have terms ending in 2008 and 2009. Contract holders have the right to redeem the investment certificates earlier and at their discretion subject to a surrender charge. Mid-term redemptions are most likely to occur in periods of dramatic increases in interest rates. ACC has investments in mortgage and asset-backed securities, and to a lesser extent, intermediate term corporate debt securities. ACC may enter into interest rate swap contracts that effectively lengthen the rate reset interval on certificate products. As a result of interest rate fluctuations, the amount of interest paid on hedged liabilities will positively or negatively impact reported earnings. Income or loss on the derivative instruments that are linked to the hedged liabilities will generally offset the effect of this impact. On two series of ACC's certificates, interest is credited to certificate products based on the relative change in a major stock market index between the beginning and end of the certificates' terms. To meet the obligations related to the provisions of these equity market sensitive certificates, ACC purchases and writes index call options on a major stock market index and, from time to time, enters into futures contracts.

ACC's investment program is designed to maintain an investment portfolio that will produce competitive portfolio yields within risk and liquidity parameters. ACC's investment program considers investment securities as investments acquired to meet anticipated certificate owner obligations.

Debt securities and marketable equity securities are classified as Available-for-Sale and are carried at fair value. The Available-for-Sale classification does not mean ACC expects to sell these securities, but rather these securities are available to meet possible liquidity needs should there be significant changes in market interest rates or certificate owner redemptions.

Investments in Available-for-Sale securities include $148.3 million, and $167.0 million of below investment grade securities (excluding net unrealized appreciation and depreciation) at March 31, 2006 and December 31, 2005, respectively. These investments represent 3.0 percent, and 3.1 percent of ACC's Available-for-Sale securities portfolio at March 31, 2006, and December 31, 2005, respectively. These investments may be subject to a higher degree of risk than the investment grade issues because of the borrower's generally greater sensitivity to adverse economic conditions, such as recession or increasing interest rates, and in certain instances, the lack of an active secondary market. Expected returns on below investment grade securities reflect consideration of such factors.

Generally, investment securities are carried at fair value on the balance sheet with unrealized losses recorded in accumulated other comprehensive loss within equity, net of income tax. For the three months ended March 31, 2006 and 2005, ACC experienced net of tax unrealized losses on Available-for-Sale securities of $23.3 million and $57.3 million, as reflected in the Statements of Comprehensive Loss. As part of its ongoing monitoring process, management has determined that the net unrealized losses that arose during the first quarter of 2006 are primarily attributable to changes in interest rates. Additionally, ACC has the ability and intent to hold these securities for a time sufficient to recover its amortized cost and has, therefore, concluded that none of these securities are other-than-temporarily impaired at March 31, 2006.

The ratio of shareholder's equity, excluding accumulated other comprehensive loss net of tax, to total assets less certificate loans and net unrealized losses on securities classified as Available-for-Sale (the Capital-to-Assets Ratio) at March 31, 2006 and December 31, 2005 was 5.4 percent and 5.5 percent, respectively. In accordance with a written understanding with the State of Minnesota, Department of Commerce, ACC has agreed to maintain at all times a minimum Capital-to-Assets ratio of 5 percent. In addition, ACC is required to maintain cash and "qualified investments" meeting the standards of Section 28(b) of the 1940 Act, as modified by an exemptive order of the SEC. The amortized cost of such investments must be at least equal to ACC's net liabilities on all outstanding face-amount certificates plus $250,000. So long as ACC wishes to rely on the SEC order, as a condition to the order, ACC has agreed to maintain an amount of unappropriated retained earnings and capital equal to at least 5 percent of net certificate reserves.

RECENT ACCOUNTING PRONOUNCEMENTS

See "Recently Issued Accounting Standards" section of Note 1 to Financial Statements.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three months ended March 31, 2006. For additional information, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," in ACC's 2005 Form 10-K, filed with the SEC on March 10, 2006.

ITEM 4.       CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

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

ACC's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC's Chief Executive Officer and Chief Financial Officer have concluded that ACC's disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2006.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

American Express Company (American Express) has historically provided a variety of corporate and other support services for Ameriprise Financial and its subsidiaries, including information technology, treasury, accounting, financial reporting, tax administration, human resources, marketing, legal, procurement and other services. American Express continues to provide us with some of these services pursuant to a transition services agreement for a transition period of up to two years following the Distribution. For the quarter ended December 31, 2005, Ameriprise Financial noted that many of these services performed by American Express had an impact on our financial reporting processes, which we considered a material change in our internal control over financial reporting. Since the quarter ended December 31, 2005, Ameriprise Financial has increased the staffing of its accounting and reporting functions and has taken steps to perform these functions on a basis independent from American Express. We consider this reduction in reliance on American Express to perform accounting and financial reporting related services a material change in our internal control over financial reporting.

Other than the changes mentioned above, no other changes in ACC's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter of the year to which this report relates have materially affected, or are reasonably likely to materially affect, ACC's internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements, which are subject to risks and uncertainties. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "may," "should," "could," "would," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. ACC undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: ACC's ability to successfully implement a business model that allows for significant net income growth based on revenue growth that is lower than historical levels, including the ability to improve its operating expense to revenue ratio both in the short-term and over time, which will depend in part on the effectiveness of reengineering and other cost control initiatives, as well as factors impacting ACC's revenues; ACC's ability to grow its business, over time, which will depend on ACC's ability to manage its capital needs and the effect of business mix; the ability to increase investment spending, which will depend in part on the equity markets and other factors affecting revenues, and the ability to capitalize on such investments to improve business metrics; the accuracy of certain critical accounting estimates, including the fair value of the assets in ACC's investment portfolio (including those investments that are not readily marketable), fluctuation in the equity and fixed income markets, which can affect the amount and types of certificate products sold by ACC, potential deterioration in ACC's high-yield and other investments, which could result in further losses in ACC's investment portfolio; the ability of ACC to sell certain high-yield investments at expected values and within anticipated timeframes and to maintain its high-yield portfolio at certain levels in the future; and spreads in the certificate businesses; credit trends and the rate of bankruptcies, which can affect returns on ACC's investment portfolios; fluctuations in foreign currency exchange rates, which could affect commercial activities, among other businesses, or restrictions on convertibility of certain currencies; changes in laws or government regulations, including tax laws affecting ACC's businesses or that may affect the sales of the products and services that it offers, and regulatory activity in the areas of customer privacy, consumer protection, business continuity and data protection; and outcomes and costs associated with litigation and compliance and regulatory matters. A further description of these and other risks and uncertainties can be found under "Item 1A-Risk Factors" and elsewhere in ACC's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC.

PART II.   OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

The information set forth in Note 3 to the financial statements in Part 1,
Item 1 is incorporated herein by reference.

ITEM 1A.     RISK FACTORS

There have been no material changes in the risk factors provided in Part I,
Item 1A. of the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC.

ITEM 6.      EXHIBITS

See Exhibit Index on page E-1 hereof.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             AMERIPRISE CERTIFICATE COMPANY
                                       -----------------------------------------
                                                     (Registrant)


Date: May 9, 2006                      By  /s/ Paula R. Meyer
                                           -------------------------------------
                                           Paula R. Meyer
                                           Chief Executive Officer



Date: May 9, 2006                      By  /s/ Brian J. McGrane
                                           -------------------------------------
                                           Brian J. McGrane
                                           Chief Financial Officer

                                EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

EXHIBIT                                                   DESCRIPTION
----------  ---------------------------------------------------------------------------------------------------------
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