Form 10-Q
period 2006-06-30
AMERIPRISE CERTIFICATE CO
filed 2006-08-09
CIK 52428

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

       |X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                                      OR

       |_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM          TO

                          COMMISSION FILE NO. 2-23772

                        AMERIPRISE CERTIFICATE COMPANY
            (Exact name of registrant as specified in its charter)

                DELAWARE                               41-6009975
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

52 AMERIPRISE FINANCIAL CENTER, MINNEAPOLIS, MINNESOTA      55474
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (612) 671-3131

Former name, former address and former fiscal year, if changed since last report NOT APPLICABLE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer |_|   Accelerated Filer |_|   Non-Accelerated Filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   CLASS                      OUTSTANDING AT AUGUST 9, 2006
  ---------------------------------------     -----------------------------
  Common Shares (par value $10 per share)             150,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                        AMERIPRISE CERTIFICATE COMPANY

                                   FORM 10-Q

                                     INDEX

                                                                                                                    PAGE NO.
                                                                                                                    --------
Part I.   Financial Information:

          Item 1.  Financial Statements

                   Statements of Income - Three months and six months ended
                   June 30, 2006 and 2005.........................................................................       1

                   Balance Sheets - June 30, 2006 and December 31, 2005...........................................       2

                   Statements of Cash Flows - Six months ended June 30, 2006 and 2005.............................       3

                   Statements of Comprehensive (Loss) Income - Three months and six months ended
                   June 30, 2006 and 2005.........................................................................       4

                   Notes to Financial Statements..................................................................     5-7

          Item 2.  Management's Discussion and Analysis...........................................................    8-10

          Item 4.  Controls and Procedures........................................................................      11

Part II.  Other Information:

          Item 1.  Legal Proceedings..............................................................................      12

          Item 1A. Risk Factors...................................................................................      12

          Item 6.  Exhibits.......................................................................................      12

          Signatures..............................................................................................      13

          Exhibit Index...........................................................................................     E-1

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                        AMERIPRISE CERTIFICATE COMPANY

                       STATEMENTS OF INCOME (UNAUDITED)
                                (in thousands)

                                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                        JUNE 30,                      JUNE 30,
                                                                -------------------------     -------------------------
                                                                   2006           2005           2006           2005
                                                                ----------     ----------     ----------     ----------
Investment income ...........................................   $   60,317     $   78,409     $  136,122     $  147,871
Investment expenses .........................................      (10,009)       (13,462)       (20,304)       (26,989)
                                                                ----------     ----------     ----------     ----------
Net investment income before provision for
   certificate reserves and income taxes ....................       50,308         64,947        115,818        120,882

Provision for certificate reserves ..........................      (42,450)       (48,067)       (97,113)       (85,527)
                                                                ----------     ----------     ----------     ----------
Net investment income before income tax provision ...........        7,858         16,880         18,705         35,355
Income tax provision ........................................        2,734          5,797          6,497         12,287
                                                                ----------     ----------     ----------     ----------
Net investment income .......................................        5,124         11,083         12,208         23,068
                                                                ----------     ----------     ----------     ----------

Net realized investment gain (loss) before income taxes .....           43          1,145         (2,026)         1,466
Income tax provision (benefit) ..............................           15            401           (709)           513
                                                                ----------     ----------     ----------     ----------
Net realized gain (loss) on investments .....................           28            744         (1,317)           953
                                                                ----------     ----------     ----------     ----------
Net income ..................................................   $    5,152     $   11,827     $   10,891     $   24,021
                                                                ==========     ==========     ==========     ==========

                      See Notes to Financial Statements.

                        AMERIPRISE CERTIFICATE COMPANY

                                BALANCE SHEETS
                     (in thousands, except share amounts)

                                                                                      JUNE 30,       DECEMBER 31,
                                                                                        2006             2005
                                                                                    ------------     ------------
                                                                                     (UNAUDITED)
ASSETS
Qualified Assets
    Cash and cash equivalents ..................................................    $      3,899     $    119,100
    Investments in unaffiliated issuers ........................................       5,039,620        5,705,870
    Equity index options, purchased ............................................          58,180           73,942
    Receivables ................................................................          38,693           41,478
                                                                                    ------------     ------------
Total qualified assets .........................................................       5,140,392        5,940,390
                                                                                    ------------     ------------

Other Assets
    Deferred taxes, net ........................................................          77,212           60,268
    Due from parent for federal income taxes ...................................          14,117               --
    Due from other affiliates ..................................................             214            2,545
                                                                                    ------------     ------------
Total other assets .............................................................          91,543           62,813
                                                                                    ------------     ------------

Total assets ...................................................................    $  5,231,935     $  6,003,203
                                                                                    ============     ============

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
    Certificate reserves .......................................................    $  4,863,318     $  5,648,635
    Equity index options, written ..............................................          22,734           38,128
    Amounts due to brokers .....................................................           1,305            6,630
    Accounts payable and accrued liabilities ...................................         145,460           34,065
                                                                                    ------------     ------------
Total liabilities ..............................................................       5,032,817        5,727,458
                                                                                    ------------     ------------

Shareholder's equity
    Common shares ($10 Par Value, 150,000 shares authorized and issued) ........           1,500            1,500
    Additional paid-in-capital .................................................         289,219          323,844
    Retained earnings ..........................................................           3,472            7,956
    Accumulated other comprehensive loss, net of tax ...........................         (95,073)         (57,555)
                                                                                    ------------     ------------
Total shareholder's equity .....................................................         199,118          275,745
                                                                                    ------------     ------------

Total liabilities and shareholder's equity .....................................    $  5,231,935     $  6,003,203
                                                                                    ============     ============

                      See Notes to Financial Statements.

                        AMERIPRISE CERTIFICATE COMPANY

                     STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (in thousands)

                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                 ----------------------------
                                                                                     2006            2005
                                                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..................................................................    $     10,891    $     24,021
Adjustments to reconcile net income to net cash provided by
operating activities:
      Interest added to certificate loans ...................................            (177)           (222)
      Amortization of premiums, accretion of discounts, net .................           5,954           8,376
      Deferred taxes, net ...................................................           3,257           9,633
      Net realized investment loss (gain) before income tax  provision ......           2,026          (1,466)
Changes in other operating assets and liabilities:
      Equity index options purchased and written, net .......................             368           9,161
      Due from parent - federal income taxes ................................         (16,372)         (8,752)
      Dividends and interest receivable .....................................           3,430          (3,094)
      Other assets and liabilities, net .....................................          (5,109)         40,672
                                                                                 ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES ...................................           4,268          78,329
                                                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Available-for-Sale securities:
      Sales .................................................................         203,645          71,426
      Maturities and redemptions ............................................         434,973         384,972
      Purchases .............................................................         (32,365)     (1,074,042)
Other investments:
      Sales .................................................................           8,419          22,050
      Maturities and redemptions ............................................          58,183          54,398
      Purchases .............................................................         (73,411)        (55,473)
Certificate loans:
      Payments ..............................................................             881             668
      Fundings ..............................................................            (617)           (687)
Changes in amounts due to and from brokers, net .............................          (5,881)         20,592
                                                                                 ------------    ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .........................         593,827        (576,096)
                                                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Payments from certificate owners ......................................         849,441       1,909,692
      Provision for certificate reserves ....................................          97,113          85,527
      Certificate maturities and cash surrenders ............................      (1,730,850)     (1,402,205)
      Proceeds from reverse repurchase agreements ...........................         684,000              --
      Payments on reverse repurchase agreements .............................        (563,000)             --
      Dividend/return of capital to parent ..................................         (50,000)             --
                                                                                 ------------    ------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES .........................        (713,296)        593,014
                                                                                 ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ........................        (115,201)         95,247
Cash and cash equivalents beginning of period ...............................         119,100          35,212
                                                                                 ------------    ------------
CASH AND CASH EQUIVALENTS END OF PERIOD .....................................    $      3,899    $    130,459
                                                                                 ============    ============

SUPPLEMENTAL DISCLOSURES:
      Income taxes paid (refunded) ..........................................    $     18,863    $     (2,202)
      Certificate maturities and surrenders through loan reductions .........    $      1,021    $        933

                      See Notes to Financial Statements.

                        AMERIPRISE CERTIFICATE COMPANY

             STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
                                (in thousands)

                                                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                JUNE 30,                    JUNE 30,
                                                                        ------------------------    ------------------------
                                                                           2006          2005          2006          2005
                                                                        ----------    ----------    ----------    ----------
Net income ..........................................................   $    5,152    $   11,827    $   10,891    $   24,021
                                                                        ----------    ----------    ----------    ----------

OTHER COMPREHENSIVE (LOSS) INCOME
  Unrealized (losses) gains on Available-for-Sale securities:
      Unrealized holding (losses) gains arising during the
      period ........................................................      (23,955)       56,669       (59,794)      (31,466)
      Income tax (benefit) expense ..................................       (8,384)       19,835       (20,928)      (11,013)
                                                                        ----------    ----------    ----------    ----------
         Net unrealized holding (losses) gains arising
         during the period ..........................................      (15,571)       36,834       (38,866)      (20,453)
                                                                        ----------    ----------    ----------    ----------

      Reclassification adjustment for losses (gains)
      included in net income ........................................          (36)         (225)        2,073          (451)
      Income tax (expense) benefit ..................................          (13)          (79)          725          (158)
                                                                        ----------    ----------    ----------    ----------
         Net reclassification adjustment for (losses) gains
         included in net income .....................................          (23)         (146)        1,348          (293)
                                                                        ----------    ----------    ----------    ----------
  Net unrealized (losses) gains on Available-for-Sale
  securities ........................................................      (15,594)       36,688       (37,518)      (20,746)
                                                                        ----------    ----------    ----------    ----------

  Unrealized losses on interest rate swaps:
      Unrealized holding losses arising during the period ...........           --            --            --          (515)
      Income tax benefit ............................................           --            --            --          (180)
                                                                        ----------    ----------    ----------    ----------
         Net unrealized holding losses arising during the
         period .....................................................           --            --            --          (335)

      Reclassification adjustment for losses included in net
      income ........................................................           --            --            --           124
      Income tax benefit ............................................           --            --            --            43
                                                                        ----------    ----------    ----------    ----------
         Net reclassification adjustment for losses included
         in net income ..............................................           --            --            --            81
                                                                        ----------    ----------    ----------    ----------

  Net unrealized losses on interest rate swaps ......................           --            --            --          (254)
                                                                        ----------    ----------    ----------    ----------

NET OTHER COMPREHENSIVE (LOSS) INCOME ...............................      (15,594)       36,688       (37,518)      (21,000)
                                                                        ----------    ----------    ----------    ----------

TOTAL COMPREHENSIVE (LOSS) INCOME ...................................   $  (10,442)   $   48,515    $  (26,627)   $    3,021
                                                                        ==========    ==========    ==========    ==========

                      See Notes to Financial Statements.

                        AMERIPRISE CERTIFICATE COMPANY

                  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION

Ameriprise Certificate Company ("ACC" or the "Company") is a wholly-owned subsidiary of Ameriprise Financial, Inc. ("Ameriprise Financial"). The accompanying Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial position for the interim periods have been made. All adjustments made were of a normal, recurring nature. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

These Financial Statements and Notes should be read in conjunction with the Financial Statements and Notes in the Annual Report on Form 10-K of ACC for the year ended December 31, 2005, filed with the Securities and Exchange Commission ("SEC") on March 10, 2006. Certain reclassifications of prior period amounts have been made to conform to the current presentation.

SEPARATION OF AMERIPRISE FINANCIAL, INC.

On February 1, 2005, the American Express Company ("American Express") Board of Directors announced its intention to pursue the disposition of 100% of its shareholdings in Ameriprise Financial (the "Separation") through a tax-free distribution to American Express shareholders. Effective as of the close of business on September 30, 2005, American Express completed the separation and distribution of common shares to American Express shareholders (the "Distribution").

In connection with the Distribution, Ameriprise Financial entered into certain agreements with American Express to effect the separation of its business and to define the responsibility for obligations arising before and after the date of the Distribution, including among others, obligations relating to transition services, taxes and employees. Based on the terms of the distribution and investment advisory and services agreements set in place between ACC and its affiliates, no separation costs will be allocated to ACC.

During the third quarter 2005, ACC agreed with American Express Bank Limited ("AEB"), a subsidiary of American Express, to execute an orderly wind-down of the certificate business marketed through AEB and American Express Bank International ("AEBI"). This agreement was effected through amendments to the existing contracts with AEB and AEBI. Under these amendments, as of October 1, 2005 AEB and AEBI no longer market or offer ACC certificate products; however compensation, at reduced rates, will continue to be paid to AEB and AEBI under the agreements until the earlier of the date upon which the business sold or marketed previously by AEB and AEBI no longer remains in effect or termination of the agreements. The amount of certificate reserves associated with this business was approximately $0.2 billion and $0.7 billion as of June 30, 2006 and December 31, 2005, respectively.

2.    RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a two-step process to recognize and measure a tax position taken or expected to be taken in a tax return. The first step is to determine whether a tax position has met the more-likely-than-not recognition threshold and the second step is to measure a tax position that meets the threshold to determine the amount of benefit to recognize. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on the Company's results of operations and financial condition.

                        AMERIPRISE CERTIFICATE COMPANY

2.    RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In February 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140." SFAS No. 155 improves financial reporting by eliminating the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. It also improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact of SFAS No. 155 on the Company's results of operations and financial condition.

3.    INVESTMENTS IN UNAFFILIATED ISSUERS

Investments in unaffiliated issuers were:

                                                                               JUNE 30,      DECEMBER 31,
                                                                                 2006            2005
                                                                             ------------    ------------
                                                                                    (IN THOUSANDS)
    Available-for-Sale securities, at fair value
        (amortized cost: 2006, $4,738,107; 2005, $5,352,361) ............    $  4,591,840    $  5,263,814
    First mortgage loans on real estate and other loans, at cost
        (fair value: 2006, $447,239; 2005, $442,583) ....................         437,583         430,751
    Certificate loans - secured by certificate reserves, at cost,
         which approximates fair value ..................................          10,197          11,305
                                                                             ------------    ------------
    Total ...............................................................    $  5,039,620    $  5,705,870
                                                                             ============    ============

Gross realized investment gains and losses on Available-for Sale securities and other-than-temporary impairment losses on Available-for-Sale securities included in net realized investment gain (loss) before income taxes were as follows:

                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                       JUNE 30,                JUNE 30,
                                                 --------------------    --------------------
                                                   2006        2005        2006        2005
                                                 --------    --------    --------    --------
                                                                (IN THOUSANDS)
    Gross realized investment gains ..........   $    191    $    488    $    658    $  1,071
    Gross realized investment losses .........   $   (154)   $   (264)   $ (2,731)   $   (607)
    Other-than-temporary impairments .........   $     --    $     --    $     --    $    (13)

                        AMERIPRISE CERTIFICATE COMPANY

4.    COMMITMENTS AND CONTINGENCIES

Commitments to fund first mortgage loans on real estate at June 30, 2006 and December 31, 2005 were $2.0 million and $9.3 million, respectively. ACC holds the mortgage document, which gives it the right to take possession of the property if the borrower fails to perform according to the terms of the agreements. ACC employs policies and procedures designed to ensure the creditworthiness of the borrowers and that funds will be available on the funding date. ACC's investments in first mortgage loans on real estate are restricted to 80 percent or less of the market value of the real estate at the time of the loan funding.

ACC believes that it is not a party to any pending legal, arbitration, or regulatory proceedings that would have a material adverse effect on its financial condition, results of operations or liquidity. However, it is possible that the outcome of any such proceedings could have a material impact on results of operations in any particular reporting period as the proceedings are resolved.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following Management's Discussion and Analysis ("MD&A") should be read in conjunction with Ameriprise Certificate Company's ("ACC") Financial Statements and related notes presented in Item 1. This discussion may contain forward-looking statements that reflect ACC's plans, estimates and beliefs. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed under "Forward-Looking Statements." ACC believes it is useful to read its MD&A in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission ("SEC") on March 10, 2006, as well as its current reports on Form 8-K and other publicly available information.

ACC is a wholly-owned subsidiary of Ameriprise Financial, Inc. ("Ameriprise Financial"). ACC is registered as an investment company under the Investment Company Act of 1940 (the "1940 Act") and is in the business of issuing face-amount investment certificates. Face-amount investment certificates issued by ACC entitle the certificate owner to receive at maturity a stated amount of money and interest or credits declared from time to time by ACC, at its discretion. The certificates issued by ACC are not insured by any government agency. ACC's certificates are sold primarily by Ameriprise Financial Services, Inc. ("AMPF"), an affiliate of ACC. AMPF is registered as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico.

ACC follows U.S. generally accepted accounting principles ("GAAP"). Certain reclassifications of prior period amounts have been made to conform to the current presentation.

Management's narrative analysis of the results of operations is presented in lieu of management's discussion and analysis of financial condition and results of operations, pursuant to General Instructions H(2)(a) of Form 10-Q.

RECENT ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements and their expected impact on our future consolidated results of operations or financial condition, see Note 2 to the Financial Statements.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

Investment income for the first half of 2006 decreased $11.7 million, or 7.9 percent compared to the same period of the prior year. The decrease was a result of lower earnings on investments, mainly due to a reduction in holdings resulting from the American Express Bank Limited ("AEB") and American Express Bank International ("AEBI") business wind-down. The volume decline was partially offset by increases in the average yield and derivatives economically hedging Stock Market Certificates.

For the six months ended June 30, 2006, investment expenses decreased $6.7 million, or 24.8 percent compared to the same period in 2005. The decrease is mainly due to fewer distribution fees being paid to AEB and AEBI as a result of the business wind-down.

The provision for certificate reserves increased $11.6 million or 13.5 percent compared to the same period in 2005, due primarily to increases in short-term interest rates, greater stock market participation costs, resulting from equity market appreciation, partially offset by lower volumes due to the AEB and AEBI business wind-down and a $1 million adjustment for interest credited on Stock Market Certificates.

For the six months ended June 30, 2006, $0.7 million of gross realized investment gains were offset by $2.7 million of gross realized investment losses. Virtually all investment gains and losses were from securities classified as Available-for-Sale.

For the six months ended June 30, 2005, $2.1 million of gross realized investment gains were partially offset by $0.6 million of gross realized investment losses. Included in these realized investment gains and losses are $1.1 million of gross realized gains and $0.6 million of gross realized losses from securities classified as Available-for-Sale.

LIQUIDITY AND CAPITAL RESOURCES

ACC's principal sources of cash are receipts from sales of face-amount certificate products and cash flows from investments. ACC's principal uses of cash are payments to certificate product owners for matured and surrendered certificates and purchases of investments.

Cash provided by operating activities was $4.3 million and $78.3 million for the six months ended June 30, 2006 and 2005, respectively. The decrease in operating cash flows is primarily due to the reduction in net income, a decrease in payables for securities purchased and fluctuations in operating assets and liabilities in 2006 compared to 2005.

Cash provided by (used in) investing activities was $593.8 million and $(576.1) million in the six months ended June 30, 2006 and 2005, respectively. This change was primarily due to a decrease in purchases of Available-for-Sale investments and an increase in sales of Available-for-Sale investments, driven by the AEB and AEBI business wind-down and the need to cash out those certificate holders.

Cash (used in) provided by financing activities was $(713.3) million and $593.0 million in the six months ended June 30, 2006 and 2005, respectively. The change primarily resulted from a decrease in cash received from certificate sales of $1.1 billion and an increase in cash paid for certificate maturities and cash surrenders of $328.6 million. The reduction in sales and increase in maturities is the result of the AEB and AEBI business wind-down and a sales promotion that was in effect during the first quarter of 2005 and not in 2006. The change is also a result of ACC paying Ameriprise Financial a dividend of $50.0 million in 2006.

ACC, as an issuer of face-amount certificates, is impacted by significant changes in interest rates as interest crediting rates on certificate products generally reset at shorter intervals than the change in the yield on ACC's investment portfolio. The specified maturities of most of ACC's certificate products range from ten to twenty years. Within that maturity period, most certificates have interest crediting rate terms ranging from three to thirty-six months. Interest crediting rates are subject to change and certificate product owners can surrender their certificates without penalty at term end. As of June 30, 2006, ACC has investment certificate obligations totaling $4.9 billion of which $2.9 billion have terms ending in 2006, $1.7 billion have terms ending in 2007 and $0.3 billion have terms ending in 2008 and 2009. Contract holders have the right to redeem the investment certificates earlier and at their discretion subject to a surrender charge. Mid-term redemptions are most likely to occur in periods of dramatic increases in interest rates. ACC has investments in mortgage and asset-backed securities, and to a lesser extent, intermediate term corporate debt securities. ACC may enter, but currently does not enter, into interest rate swap contracts that effectively lengthen the rate reset interval on certificate products. As a result of interest rate fluctuations, the amount of interest paid on hedged liabilities will positively or negatively impact reported earnings. Income or loss on the derivative instruments that are linked to the hedged liabilities will generally offset the effect of this impact. On two series of ACC's certificates, interest is credited to certificate products based on the relative change in a major stock market index between the beginning and end of the certificates' terms. To meet the obligations related to the provisions of these equity market sensitive certificates, ACC purchases and writes index call options on a major stock market index and, from time to time, enters into futures contracts.

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

Investments in Available-for-Sale securities include $139.9 million and $167.0 million of below investment grade securities (excluding net unrealized appreciation and depreciation) at June 30, 2006 and December 31, 2005, respectively. These investments represent 3.0 percent and 3.1 percent of ACC's Available-for-Sale securities portfolio at June 30, 2006 and December 31, 2005, respectively. These investments may be subject to a higher degree of risk than the investment grade issues because of the borrower's generally greater sensitivity to adverse economic conditions, such as recession or increasing interest rates, and in certain instances, the lack of an active secondary market. Expected returns on below investment grade securities reflect consideration of such factors.

Generally, investment securities are carried at fair value on the balance sheet with unrealized gains and losses recorded in accumulated other comprehensive loss, net of tax within shareholder's equity. For the six months ended June 30, 2006 and 2005, ACC experienced net of tax unrealized losses on Available-for-Sale securities of $38.9 million and $20.5 million, respectively, as reflected in the Statements of Comprehensive (Loss) Income. As part of its ongoing monitoring process, management has determined that the net unrealized losses that arose during 2006 are primarily attributable to changes in interest rates. Additionally, ACC has the ability and intent to hold these securities for a time sufficient to recover its amortized cost and has, therefore, concluded that none of these securities are other-than-temporarily impaired at June 30, 2006.

The ratio of shareholder's equity, excluding accumulated other comprehensive loss net of tax, to total assets less certificate loans and net unrealized losses on securities classified as Available-for-Sale (the Capital-to-Assets Ratio) at June 30, 2006 and December 31, 2005 was 5.5 percent. In accordance with a written understanding with the State of Minnesota, Department of Commerce, ACC has agreed to maintain at all times a minimum Capital-to-Assets ratio of 5 percent. In addition, ACC is required to maintain cash and "qualified investments" meeting the standards of Section 28(b) of the 1940 Act, as modified by an exemptive order of the SEC. The amortized cost of such investments must be at least equal to ACC's net liabilities on all outstanding face-amount certificates plus $250,000. So long as ACC wishes to rely on the SEC order, as a condition to the order, ACC has agreed to maintain an amount of unappropriated retained earnings and capital equal to at least 5 percent of net certificate reserves.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements, which are subject to risks and uncertainties. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "may," "should," "could," "would," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in "Item 1A-Risk Factors" and elsewhere in ACC's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC. Our future financial condition and results of operations, as well as any forward-looking statements contained in this report are made only as of the date hereof. ACC undertakes no obligation to update or revise any forward-looking statements.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

ACC maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) designed to provide reasonable assurance that the information required to be reported in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to the regulations of the SEC, including controls and procedures designed to ensure that this information is accumulated and communicated to ACC's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure.

ACC's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of ACC's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC's Chief Executive Officer and Chief Financial Officer have concluded that ACC's disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2006.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in ACC's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, ACC's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 3 to the Financial Statements in Part 1,
Item 1 is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors provided in Part I,
Item 1A. of the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 10, 2006.

ITEM 6. EXHIBITS

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under "Exhibit Index", which is incorporated herein by reference.

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


                                           AMERIPRISE CERTIFICATE COMPANY
                                           ------------------------------
                                                    (Registrant)


Date: August 9, 2006                       By  /s/ William F. Truscott
                                               --------------------------
                                               William F. Truscott
                                               Chief Executive Officer


Date: August 9, 2006                       By  /s/ Brian J. McGrane
                                               --------------------------
                                               Brian J. McGrane
                                               Chief Financial Officer

                                 EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

EXHIBIT                              DESCRIPTION
-------  ---------------------------------------------------------------------

31.1 Certification of William F. Truscott pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2 Certification of Brian J. McGrane pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1 Certification of William F. Truscott and Brian J. McGrane pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.