Form 10-Q
period 2006-09-30
AMERIPRISE CERTIFICATE CO
filed 2006-11-07
CIK 52428

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

                                                   Yes      [ ]      No    [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     CLASS                                 OUTSTANDING AT NOVEMBER 7, 2006
  -------------------------------------------            -----------------------------------
    Common Shares (par value $10 per share)                         150,000 shares

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                              AMERIPRISE CERTIFICATE COMPANY

                                                        FORM 10-Q

                                                          INDEX

                                                                                                                  PAGE NO.
                                                                                                                  --------
Part I.   Financial Information:

          Item 1.  Financial Statements

                   Statements of Income - Three months and nine months ended September 30, 2006 and 2005.......          1

                   Balance Sheets - September 30, 2006 and December 31, 2005...................................          2

                   Statements of Cash Flows - Nine months ended September 30, 2006 and 2005....................          3

                   Statements of Comprehensive Income (Loss) - Three months and nine months ended
                   September 30, 2006 and 2005.................................................................          4

                   Notes to Financial Statements...............................................................        5-7

          Item 2.  Management's Discussion and Analysis........................................................       8-10

          Item 4.  Controls and Procedures.....................................................................         11

Part II.  Other Information:

          Item 1.  Legal Proceedings...........................................................................         12

          Item 1A. Risk Factors................................................................................         12

          Item 6.  Exhibits....................................................................................         12

          Signatures...........................................................................................         13

          Exhibit Index........................................................................................        E-1

    PART I. FINANCIAL INFORMATION
    ITEM I. FINANCIAL STATEMENTS

                                                  AMERIPRISE CERTIFICATE COMPANY

                                                 STATEMENTS OF INCOME (UNAUDITED)
                                                          (in thousands)


                                                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                      SEPTEMBER 30,
                                                               --------------------------------   --------------------------------
                                                                      2006            2005              2006            2005
                                                               ---------------  ---------------   --------------  ----------------
Investment income...............................................$      69,451   $     83,865      $    205,573    $    231,736
Investment expenses.............................................        8,709         12,013            29,013          39,002
                                                               ---------------  ---------------   --------------  ----------------
Net investment income before provision for
   certificate reserves and income taxes........................       60,742         71,852           176,560         192,734

Provision for certificate reserves..............................       55,663         57,852           152,776         143,378
                                                               ---------------  ---------------   --------------  ----------------
Net investment income before income tax provision...............        5,079         14,000            23,784          49,356
Income tax provision............................................        1,989          4,818             8,486          17,105
                                                               ---------------  ---------------   --------------  ----------------
Net investment income...........................................        3,090          9,182            15,298          32,251
                                                               ---------------  ---------------   --------------  ----------------

Net realized investment gain (loss) before income taxes.........          860        (16,023)           (1,166)        (14,556)
Income tax provision (benefit)..................................          301         (4,674)             (408)         (4,159)
                                                               ---------------  ---------------   --------------  ----------------
Net realized gain (loss) on investments.........................          559        (11,349)             (758)        (10,397)
                                                               ---------------  ---------------   --------------  ----------------
Net income (loss)..............................................$        3,649   $     (2,167)     $     14,540    $     21,854
                                                               ===============  ===============   ==============  ================

                                                See Notes to Financial Statements.

                                                 AMERIPRISE CERTIFICATE COMPANY

                                                         BALANCE SHEETS
                                              (in thousands, except share amounts)


                                                                                  SEPTEMBER 30,              DECEMBER 31,
                                                                                       2006                      2005
                                                                              -----------------------    ----------------------
                                                                                     (UNAUDITED)
ASSETS
Qualified Assets
    Cash and cash equivalents.............................................   $               20,497     $          119,100
    Investments in unaffiliated issuers...................................                4,709,088              5,705,870
    Equity index options, purchased.......................................                   81,063                 73,942
    Receivables...........................................................                   39,483                 41,478
                                                                             ------------------------   -----------------------
Total qualified assets....................................................                4,850,131              5,940,390
                                                                             ------------------------   -----------------------

Other Assets
    Deferred taxes, net...................................................                   68,806                 60,268
    Due from other affiliates.............................................                      502                  2,545
                                                                             ------------------------   -----------------------
Total other assets........................................................                   69,308                 62,813
                                                                             ------------------------   -----------------------

Total assets..............................................................   $            4,919,439     $        6,003,203
                                                                             ========================   =======================


LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
    Certificate reserves..................................................   $            4,608,328     $        5,648,635
    Equity index options, written.........................................                   38,002                 38,128
    Amounts due to brokers................................................                    1,726                  6,630
    Accounts payable and accrued liabilities..............................                   37,499                 34,065
                                                                             ------------------------   -----------------------
Total liabilities.........................................................                4,685,555              5,727,458
                                                                             ------------------------   -----------------------

Shareholder's equity
    Common shares ($10 Par Value, 150,000 shares authorized and issued)...                    1,500                  1,500
    Additional paid-in-capital............................................                  282,671                323,844
    Retained earnings.....................................................                    3,669                  7,956
    Accumulated other comprehensive loss, net of tax......................                  (53,956)               (57,555)
                                                                             ------------------------   -----------------------
Total shareholder's equity................................................                  233,884                275,745
                                                                             ------------------------   -----------------------

Total liabilities and shareholder's equity................................   $            4,919,439     $        6,003,203
                                                                             ========================   =======================

                                               See Notes to Financial Statements.

                                                 AMERIPRISE CERTIFICATE COMPANY

                                              STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                         (in thousands)

                                                                                                  NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                       ----------------------------------------
                                                                                             2006                  2005
                                                                                       ------------------    ------------------
    CASH FLOWS FROM OPERATING ACTIVITIES
    Net income.....................................................................    $         14,540      $         21,854
    Adjustments to reconcile net income to net cash provided by operating activities:
          Interest added to certificate loans......................................                (277)                 (339)
          Amortization of premiums, accretion of discounts, net....................               9,018                13,033
          Deferred taxes, net......................................................             (10,477)               13,513
          Net realized investment loss before income tax provision.................               1,166                14,556
    Changes in other operating assets and liabilities:
          Equity index options purchased and written, net..........................              (7,247)                8,465
          Due from parent - federal income taxes...................................                (452)              (15,044)
          Dividends and interest receivable........................................               3,987                (1,672)
          Other assets and liabilities, net........................................               5,930                14,263
                                                                                       ------------------    ------------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES......................................              16,188                68,629
                                                                                       ------------------    ------------------

    CASH FLOWS FROM INVESTING ACTIVITIES
    Available-for-Sale securities:
          Sales....................................................................             456,911               704,964
          Maturities and redemptions...............................................             621,313               694,417
          Purchases................................................................             (94,439)           (1,454,397)
    Other investments:
          Sales....................................................................              10,816                24,477
          Maturities and redemptions...............................................              84,674                70,327
          Purchases................................................................             (88,674)              (71,700)
    Certificate loans:
          Payments.................................................................               1,216                 1,076
          Fundings.................................................................                (934)                 (888)
    Changes in amounts due to and from brokers, net................................              (6,897)             (576,373)
                                                                                       ------------------    ------------------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES............................             983,986              (608,097)
                                                                                       ------------------    ------------------

    CASH FLOWS FROM FINANCING ACTIVITIES
          Payments from certificate owners.........................................           1,239,017             2,706,047
          Provision for certificate reserves.......................................             152,776               143,378
          Certificate maturities and cash surrenders...............................          (2,430,570)           (2,291,366)
          Proceeds from reverse repurchase agreements..............................             684,000                     -
          Payments on reverse repurchase agreements................................            (684,000)                    -
          Dividend/return of capital to parent.....................................             (60,000)                    -
                                                                                       ------------------    ------------------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES............................          (1,098,777)              558,059
                                                                                       ------------------    ------------------

    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........................             (98,603)               18,591
    Cash and cash equivalents beginning of period..................................             119,100                35,212
                                                                                       ------------------    ------------------
    CASH AND CASH EQUIVALENTS END OF PERIOD........................................    $         20,497      $         53,803
                                                                                       ==================    ==================

    SUPPLEMENTAL DISCLOSURES:
          Income taxes paid........................................................    $         18,863      $         14,064
          Certificate maturities and surrenders through loan reductions............    $          1,530      $          1,339

                                               See Notes to Financial Statements.

                                                  AMERIPRISE CERTIFICATE COMPANY

                                       STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
                                                          (in thousands)


                                                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                      SEPTEMBER 30,
                                                               --------------------------------   --------------------------------
                                                                      2006            2005              2006            2005
                                                               ---------------  ---------------   --------------------------------
 Net income (loss)............................................ $       3,649    $      (2,167)    $      14,540   $      21,854
                                                               ---------------  ---------------   --------------  ----------------

 OTHER COMPREHENSIVE INCOME (LOSS)
   Unrealized gains (losses) on Available-for-Sale securities:
       Unrealized holding gains (losses) arising during the
       period.................................................        64,114          (69,135)            4,320        (100,601)
       Income tax expense (benefit)...........................        22,440          (24,197)            1,512         (35,210)
                                                               ---------------  ---------------   --------------  ----------------
          Net unrealized holding gains (losses) arising
          during the period...................................        41,674          (44,938)            2,808         (65,391)
                                                               ---------------  ---------------   --------------  ----------------

       Reclassification adjustment for (gains) losses
       included in net income.................................          (856)          16,027             1,217          15,576
       Income tax (expense) benefit...........................          (299)           5,609               426           5,451
                                                               ---------------  ---------------   --------------  ----------------
          Net reclassification adjustment for (gains) losses
          included in net income..............................          (557)          10,418               791          10,125
                                                               ---------------  ---------------   --------------  ----------------
   Net unrealized gains (losses) on Available-for-Sale
   securities.................................................        41,117          (34,520)            3,599         (55,266)
                                                               ---------------  ---------------   --------------  ----------------

   Unrealized losses on interest rate swaps:
       Unrealized holding losses arising during the period....             -                -                 -            (515)
       Income tax benefit.....................................             -                -                 -            (180)
                                                               ---------------  ---------------   --------------  ----------------
          Net unrealized holding losses arising during the
          period..............................................             -                -                 -            (335)
                                                               ---------------  ---------------   --------------  ----------------

       Reclassification adjustment for gains included in net
       income.................................................             -                -                 -             124
       Income tax expense.....................................             -                -                 -              43
                                                               ---------------  ---------------   --------------  ----------------
          Net reclassification adjustment for gains included
          in net income.......................................             -                -                 -              81
                                                               ---------------  ---------------   --------------  ----------------

   Net unrealized losses on interest rate swaps...............             -                -                 -            (254)
                                                               ---------------  ---------------   --------------  ----------------

 NET OTHER COMPREHENSIVE INCOME (LOSS)........................        41,117          (34,520)            3,599         (55,520)
                                                               ---------------  ---------------   --------------  ----------------

 TOTAL COMPREHENSIVE INCOME (LOSS)............................ $      44,766    $     (36,687)    $      18,139   $     (33,666)
                                                               ===============  ===============   ==============  ================


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

SEPARATION OF AMERIPRISE FINANCIAL

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

During the third quarter of 2005, ACC agreed with American Express Bank Limited ("AEB"), a subsidiary of American Express, to execute an orderly wind-down of the certificate business marketed through AEB and American Express Bank International ("AEBI"). This agreement was effected through amendments to the existing contracts with AEB and AEBI. Under these amendments, as of October 1, 2005 AEB and AEBI no longer market or offer ACC certificate products; however, compensation at reduced rates will continue to be paid to AEB and AEBI under the agreements until the earlier of the date upon which the business sold or marketed previously by AEB and AEBI no longer remains in effect or termination of the agreements. The amount of certificate reserves associated with this business was approximately $15.5 million and $731.5 million as of September 30, 2006 and December 31, 2005, respectively.


2.   RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted provided that the entity has not issued financial statements for any period within the year of adoption. The provisions of SFAS 157 are required to be applied prospectively as of the beginning of the fiscal year in which SFAS 157 is initially applied, except for certain financial instruments as defined in SFAS 157 which will require retrospective application of SFAS 157. The transition adjustment, if any, will be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for the fiscal year of adoption. The Company is currently evaluating the impact of SFAS 157 on its results of operations and financial condition.

                       AMERIPRISE CERTIFICATE COMPANY

2.   RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB 108 does not change the SEC staff's previous positions in SAB 99, "Materiality," regarding qualitative considerations in assessing the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. In the initial year of adoption, the cumulative effect of applying SAB 108, if any, will be recorded as an adjustment to the beginning balance of retained earnings. The Company is currently evaluating the impact of SAB 108 on its results of operations and financial condition.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its results of operations and financial condition.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"). SFAS 155 amends FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). SFAS 155 (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and (5) amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006. At adoption, the fair value election may also be applied to hybrid financial instruments that have been bifurcated under SFAS 133 prior to adoption of this Statement. Any changes resulting from the adoption of this Statement should be recognized as a cumulative effect adjustment to beginning retained earnings. The Company is currently evaluating the impact of SFAS 155 on its results of operations and financial condition.

                       AMERIPRISE CERTIFICATE COMPANY

3.   INVESTMENTS IN UNAFFILIATED ISSUERS

Investments in unaffiliated issuers were:

                                                                            SEPTEMBER 30,            DECEMBER 31,
                                                                                2006                     2005
                                                                       ---------------------    ---------------------
                                                                                      (IN THOUSANDS)
Available-for-Sale securities, at fair value
    (amortized cost: 2006, $4,358,390; 2005, $5,352,361)...........    $        4,275,379       $        5,263,814
First mortgage loans on real estate and other loans, at cost
    (fair value: 2006, $437,088; 2005, $442,583)...................               423,939                  430,751
Certificate loans - secured by certificate reserves, at cost,
     which approximates fair value.................................                 9,770                   11,305
                                                                       ---------------------    ---------------------
Total..............................................................    $        4,709,088       $        5,705,870
                                                                       =====================    =====================

Gross realized investment gains and losses on Available-for Sale securities and other-than-temporary impairment losses on Available-for-Sale securities included in net realized investment gain (loss) before income taxes were as follows:

                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                           SEPTEMBER 30,                      SEPTEMBER 30,
                                                  -------------------------------   ---------------------------------
                                                      2006             2005              2006              2005
                                                  -------------- ----------------   ---------------- ----------------
                                                                            (IN THOUSANDS)
      Gross realized investment gains..........   $      1,095   $        468       $      1,753     $        1,539
      Gross realized investment losses.........   $       (239)  $    (16,495)      $     (2,970)    $      (17,102)
      Other-than-temporary impairments.........   $          -   $          -       $          -     $          (13)


4.   COMMITMENTS AND CONTINGENCIES

Commitments to fund first mortgage loans on real estate at September 30, 2006 and December 31, 2005 were $9.1 million and $9.3 million, respectively. ACC holds the mortgage document, which gives it the right to take possession of the property if the borrower fails to perform according to the terms of the agreements. ACC employs policies and procedures designed to ensure the creditworthiness of the borrowers and that funds will be available on the funding date. ACC's investments in first mortgage loans on real estate are restricted to 80 percent or less of the market value of the real estate at the time of the loan funding.

ACC believes that it is not a party to any pending legal, arbitration, or regulatory proceedings that would have a material adverse effect on its financial condition, results of operations or liquidity. However, it is possible that the outcome of any such proceedings could have a material adverse effect on results of operations in any particular reporting period as the proceedings are resolved.

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

ACC is a wholly-owned subsidiary of Ameriprise Financial, Inc. ("Ameriprise Financial"). ACC is registered as an investment company under the Investment Company Act of 1940 (the "1940 Act") and is in the business of issuing face-amount investment certificates. Face-amount investment certificates issued by ACC entitle the certificate owner to receive at maturity a stated amount of money and interest or credits declared from time to time by ACC, at its discretion. The certificates issued by ACC are not insured by any government agency. ACC's certificates are sold primarily by Ameriprise Financial Services, Inc., an affiliate of ACC. Ameriprise Financial Services, Inc. is registered as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Investment income for the nine months ended September 30, 2006 decreased $26.2 million, or 11.3 percent compared to the same period of the prior year. The decrease was a result of lower earnings on investments, mainly due to a reduction in holdings resulting from the American Express Bank Limited ("AEB") and American Express Bank International ("AEBI") business wind-down. The volume decline was partially offset by increases in the average yield and derivatives economically hedging Stock Market Certificates.

For the nine months ended September 30, 2006, investment expenses decreased $10.0 million, or 25.6 percent compared to the same period in 2005. The decrease is mainly due to fewer distribution fees being paid to AEB and AEBI as a result of the business wind-down.

The provision for certificate reserves increased $9.4 million or 6.6 percent compared to the same period in 2005, due primarily to increases in short-term interest rates and greater stock market participation costs resulting from equity market appreciation, partially offset by lower volumes due to the AEB and AEBI business wind-down and a $1 million adjustment for interest credited on Stock Market Certificates.

For the nine months ended September 30, 2006, $1.8 million of gross realized investment gains were offset by $3.0 million of gross realized investment losses. Virtually all investment gains and losses were from securities classified as Available-for-Sale.

For the nine months ended September 30, 2005, $2.6 million of gross realized investment gains were offset by $17.1 million of gross realized investment losses. Included in these realized investment gains and losses are $1.5 million of gross realized investment gains and $17.1 million of gross realized investment losses from securities classified as Available-for-Sale.

LIQUIDITY AND CAPITAL RESOURCES

ACC's principal sources of cash are receipts from sales of face-amount certificate products and cash flows from investments. ACC's principal uses of cash are payments to certificate product owners for matured and surrendered certificates and purchases of investments. In the event that additional liquidity is needed, ACC may enter into reverse repurchase agreements. ACC did not have any reverse repurchase agreements outstanding at September 30, 2006 and December 31, 2005.

Cash provided by operating activities was $16.2 million and $68.6 million for the nine months ended September 30, 2006 and 2005, respectively. The decrease in operating cash flows is primarily due to the reduction in net income, a decrease in realized losses on investments, an increase in deferred tax liabilities and a decrease in taxes due to parent in 2006 compared to 2005.

Cash provided by (used in) investing activities was $984.0 million and $(608.1) million in the nine months ended September 30, 2006 and 2005, respectively. This change was primarily due to a promotion that was in effect during the first quarter of 2005, fluctuations in amounts due to and from brokers and a decrease in purchases and sales of Available-for-Sale investments driven by the AEB and AEBI business wind-down.

Cash provided by (used in) financing activities was $(1.1) billion and $558.1 million in the nine months ended September 30, 2006 and 2005, respectively. The change primarily resulted from a decrease in cash received from certificate sales of $1.5 billion and an increase in cash paid for certificate maturities and cash surrenders of $139.2 million. The reduction in sales and increase in maturities and surrenders is the result of the AEB and AEBI business wind-down and a sales promotion that was in effect during the first quarter of 2005. The change is also a result of ACC paying Ameriprise Financial dividends/return of capital to parent of $60.0 million in 2006.

ACC, as an issuer of face-amount certificates, is impacted by significant changes in interest rates as interest crediting rates on certificate products generally reset at shorter intervals than the change in the yield on ACC's investment portfolio. The specified maturities of most of ACC's certificate products range from ten to twenty years. Within that maturity period, most certificates have interest crediting rate terms ranging from three to thirty-six months. Interest crediting rates are subject to change and certificate product owners can surrender their certificates without penalty at term end. As of September 30, 2006, ACC has investment certificate obligations totaling $4.6 billion of which $1.7 billion have terms ending in 2006, $2.5 billion have terms ending in 2007 and $0.4 billion have terms ending in 2008 and 2009. Contract holders have the right to redeem the investment certificates earlier and at their discretion subject to a surrender charge. Mid-term redemptions are most likely to occur in periods of dramatic increases in interest rates. ACC has investments in mortgage and asset-backed securities, and to a lesser extent, intermediate term corporate debt securities. ACC may enter, but currently does not have in force interest rate swap contracts that effectively lengthen the rate reset interval on certificate products. As a result of interest rate fluctuations, the amount of interest paid on hedged liabilities will positively or negatively impact reported earnings. Income or loss on the derivative instruments that are linked to the hedged liabilities will generally offset the effect of this impact. On two series of ACC's certificates, interest is credited to certificate products based on the relative change in a major stock market index between the beginning and end of the certificates' terms. To meet the obligations related to the provisions of these equity market sensitive certificates, ACC purchases and writes index call options on a major stock market index and, from time to time, enters into futures contracts.

Investments in Available-for-Sale securities include $141.8 million and $167.0 million of below investment grade securities (excluding net unrealized appreciation and depreciation) at September 30, 2006 and December 31, 2005, respectively. These investments represent 3.3 percent and 3.1 percent of ACC's Available-for-Sale securities portfolio at September 30, 2006 and December 31, 2005, respectively. These investments may be subject to a higher degree of risk than the investment grade issues because of the borrower's generally greater sensitivity to adverse economic conditions, such as recession or increasing interest rates, and in certain instances, the lack of an active secondary market. Expected returns on below investment grade securities reflect consideration of such factors.

Generally, investment securities are carried at fair value on the balance sheet with unrealized gains and losses recorded in accumulated other comprehensive loss, net of tax within shareholder's equity. For the nine months ended September 30, 2006 and 2005, ACC experienced net of tax unrealized gains (losses) on Available-for-Sale securities of $3.6 million and $(55.3) million, respectively, as reflected in the Statements of Comprehensive Income (Loss). As part of its ongoing monitoring process, management has determined that the net unrealized gains (losses) that arose during 2006 are primarily attributable to changes in interest rates. Additionally, ACC has the ability and intent to hold these securities for a time sufficient to recover its amortized cost and has, therefore, concluded that none of these securities are other-than-temporarily impaired at September 30, 2006.

The ratio of shareholder's equity, excluding accumulated other comprehensive loss net of tax, to total assets less certificate loans and net unrealized losses on securities classified as Available-for-Sale (the Capital-to-Assets Ratio) at September 30, 2006 and December 31, 2005 was 5.8 and 5.5 percent, respectively. In accordance with a written understanding with the State of Minnesota, Department of Commerce, ACC has agreed to maintain at all times a minimum Capital-to-Assets ratio of 5 percent. In addition, ACC is required to maintain cash and "qualified investments" meeting the standards of Section 28(b) of the 1940 Act, as modified by an exemptive order of the SEC. The amortized cost of such investments must be at least equal to ACC's net liabilities on all outstanding face-amount certificates plus $250,000. So long as ACC wishes to rely on the SEC order, as a condition to the order, ACC has agreed to maintain an amount of unappropriated retained earnings and capital equal to at least 5 percent of net certificate reserves.

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

ACC's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of ACC's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC's Chief Executive Officer and Chief Financial Officer have concluded that ACC's disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2006.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in ACC's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, ACC's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

The information set forth in Note 4 to the Financial Statements in Part 1,
Item 1 is incorporated herein by reference.

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



                                       AMERIPRISE CERTIFICATE COMPANY
                                       ------------------------------
                                                (Registrant)


Date: November 7, 2006                 By  /s/ William F. Truscott
                                           -------------------------------------
                                           William F. Truscott
                                           Chief Executive Officer



Date: November 7, 2006                 By  /s/ Brian J. McGrane
                                           -------------------------------------
                                           Brian J. McGrane
                                           Chief Financial Officer

                                 EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

EXHIBIT                                                   DESCRIPTION
----------  ---------------------------------------------------------------------------------------------------------
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