Form 10-K
period 2006-12-31
AMERIPRISE CERTIFICATE CO
filed 2007-03-01
CIK 52428

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 30 OF THE INVESTMENT COMPANY ACT OF 1940
        AND SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                           Yes  | |  No  |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
                                                           Yes  | |  No  |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           Yes  |X|  No  | |

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

Large Accelerated Filer | |   Accelerated Filer | |    Non-Accelerated Filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                           Yes  | |  No  |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                             OUTSTANDING AT MARCH 1, 2007
---------------------------------------           ----------------------------
Common Shares (par value $10 per share)                  150,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS
(I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                               TABLE OF CONTENTS

FORM 10-K
ITEM NUMBER

PART I                                                                      PAGE

   1.   Business..........................................................    3

   1A.  Risk Factors......................................................    6

   1B.  Unresolved Staff Comments.........................................    9

   2.   Properties........................................................    9

   3.   Legal Proceedings.................................................   10

   4.   Submission of Matters to a Vote of Security Holders...............   10

PART II

   5.   Market for Registrant's Common Equity, Related Stockholder Matters
         and Issuer Purchases of Equity Securities........................   10

   6.   Selected Financial Data...........................................   10

   7.   Management's Narrative Analysis...................................   11

   7A.  Quantitative and Qualitative Disclosures About Market Risk........   12

   8.   Financial Statements and Supplementary Data.......................   14

   9.   Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.............................................   14

   9A.  Controls and Procedures...........................................   14

   9B.  Other Information.................................................   14

PART III

   10.  Directors, Executive Officers and Corporate Governance............   14

   11.  Executive Compensation............................................   14

   12.  Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters..................................   14

   13.  Certain Relationships and Related Transactions, and Director
          Independence....................................................   14

   14.  Principal Accounting Fees and Services............................   15

PART IV

   15.  Exhibits, Financial Statement Schedules...........................   15

        Signatures........................................................   16

        Index to Financial Statements and Schedules.......................  F-1

        Exhibit Index.....................................................  E-1

                                    PART I

ITEM 1. BUSINESS

OVERVIEW

Ameriprise Certificate Company ("ACC" or the "Company") was incorporated on October 28, 1977 under the laws of Delaware. Ameriprise Financial, Inc. ("Ameriprise Financial"), a Delaware corporation, owns 100% of the outstanding voting securities of ACC. Ameriprise Financial and its predecessor companies have more than 110 years of history providing clients with financial solutions.

ACC is registered as an investment company under the Investment Company Act of 1940 (the "1940 Act") and is in the business of issuing face-amount investment certificates. Face-amount certificates issued by ACC entitle the certificate owner to receive at maturity a stated amount of money and interest or credits declared from time to time by ACC, at its discretion. The certificates issued by ACC are not insured by any government agency. ACC's certificates are sold by Ameriprise Financial Services, Inc. ("AMPF"), an affiliate of ACC. AMPF is registered as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico.

To ACC's knowledge, ACC is the largest issuer of face-amount certificates in the United States. However, such certificates compete with many other products (including investments) offered by banks, savings and loan associations, mutual funds, broker-dealers and others, which may be viewed by potential clients as offering a comparable or superior combination of safety and return on investment. In particular, some of ACC's products are designed to be competitive with the types of investments offered by banks and thrifts. Since ACC's face-amount certificates are securities, their offer and sale are subject to regulation under federal and state securities laws. ACC's certificates are backed by ACC's qualified assets on deposit and are not insured by any governmental agency or other entity.

OUR RELATIONSHIP WITH AMERICAN EXPRESS COMPANY

Ameriprise Financial was a wholly owned subsidiary of American Express Company ("American Express"). Effective as of the close of business on September 30, 2005, American Express completed the disposition of 100% of its share holdings in Ameriprise Financial through a tax-free distribution of Ameriprise Financial common shares to its shareholders (the "Distribution").

In connection with the Distribution, Ameriprise Financial entered into certain agreements with American Express to effect the separation and to define the responsibility for obligations arising before and after the date of the Distribution, including among others, obligations relating to transition services, taxes and employees. Based on the terms of the distribution and investment advisory and services agreements set in place between ACC and its affiliates, no separation costs will be allocated to ACC.

During the third quarter of 2005, ACC agreed with American Express Bank Limited ("AEB"), a subsidiary of American Express, to execute an orderly wind-down of the certificate business marketed through AEB and American Express Bank International ("AEBI"). This agreement was effected through amendments to the existing contracts with AEB and AEBI. Under these amendments, as of October 1, 2005 AEB and AEBI no longer market or offer ACC certificate products; however, compensation at reduced rates will continue to be paid to AEB and AEBI under the agreements until the earlier of the date upon which the business sold or marketed previously by AEB and AEBI no longer remains in effect or termination of the agreements. The amount of certificate reserves associated with this business was approximately $4.4 million and $731.5 million as of December 31, 2006 and 2005, respectively.

PRODUCTS

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

    2.  Ameriprise Flexible Savings Certificate
        o Single payment certificate that permits a limited amount of additional payments and on which ACC guarantees interest rates in advance for a term of six, twelve, eighteen, twenty-four, thirty or thirty-six months, and potentially other terms, at ACC's option.
        o   Currently sold without a sales charge.
        o   Currently bears surrender charges for premature surrenders.
        o Available as qualified investments for IRAs, 401(k) plans, and other qualified retirement plans.
        o   Distributed pursuant to a Distribution Agreement with AMPF.
        o Current policy is to re-evaluate the certificate product interest crediting rates weekly to respond to marketplace changes.
        o ACC refers to an independent index or source to set the rates for new sales and must set the rates for an initial purchase of the certificate within a specified range of the rate from such index or source. For renewals, ACC uses such rates as an indication of the competitors' rates, but is not required to set rates within a specified range.
        o Published rates of the BANK RATE MONITOR(R) Top 25 Market Average (the BRM Average) for various length bank certificates of deposit are used as the guide in setting rates. BANK RATE MONITOR and Top 25 Market Average are marks owned by BANKRATE.COM(SM), publication of Bankrate, Inc., N. Palm Beach, FL 33408.
        o Competes with popular short-term investment vehicles such as certificates of deposit, money market certificates, and money market mutual funds that offer comparable yields, liquidity and safety of principal.

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

    5.  Ameriprise Stock Market Certificate
        o Single payment certificate that offers the certificate product owner the opportunity to have all or part of the certificate product returns tied to fifty-two week stock market performance, up to a maximum return, as measured by a broad stock market index, with return of principal guaranteed by ACC. The owner can also choose to earn a fixed rate of interest after the first term.
        o   Currently sold without a sales charge.
        o   Currently bears surrender charges for premature surrenders.
        o Available as qualified investments for IRAs, 401(k) plans, and other qualified retirement plans.
        o   Distributed pursuant to a Distribution Agreement with AMPF.
        o AMPF has a Selling Agent Agreement effective March 10, 1999 with Securities America, Inc., an affiliate of ACC.
        o Current policy is to re-evaluate the certificate product interest crediting rates weekly and maximum return rates at least monthly to respond to marketplace changes.
        o Certain banks offer certificates of deposit that have features similar to this certificate.
        o The rate of interest is calculated in whole or in part based on any upward movement in a broad-based stock market index up to a maximum return, where the maximum is a fixed rate for a given term, but can be changed at ACC's discretion for prospective terms.

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

DISTRIBUTION AND MARKETING CHANNELS

ACC's certificates are sold by AMPF. The certificates offered by AMPF are sold pursuant to a distribution agreement which is terminable on sixty days' notice and is subject to annual approval by ACC's Board of Directors, including a majority of the directors who are not "interested persons" of AMPF or ACC as that term is defined in the 1940 Act. The distribution agreement provides for the payment of distribution fees to AMPF for services provided.

For the sale of the previously offered American Express Investors Certificate and the American Express Stock Market Certificate by AEBI, AMPF has a Selling Agent Agreement with AEBI. For the sale of Ameriprise Stock Market Certificates, AMPF has a Selling Agent Agreement with Securities America Inc. These agreements are terminable upon sixty days' notice and subject to annual review by directors who are not "interested persons" of AMPF or ACC except that such annual review is not required for selling agent agreements.

ASSET MANAGEMENT

ACC has retained RiverSource Investments, LLC, a wholly owned subsidiary of Ameriprise Financial, to manage ACC's investment portfolio under an investment management agreement, which is subject to annual review and approval by ACC's Board of Directors, including a majority of the directors who are not "interested persons" of AMPF, RiverSource Investments, LLC or ACC. On October 25, 2006, the Board approved, subject to shareholder approval, a new "Investment Advisory and Services Agreement" with RiverSource Investments, LLC, with an effective date of January 1, 2007. The agreement was subsequently approved by the Company's sole shareholder, Ameriprise Financial, on October 27, 2006, and this agreement runs through December 31, 2007.

REGULATION

ACC is required to maintain cash and "qualified assets" meeting the standards of Section 28(b) of the 1940 Act, as modified by an exemptive order of the Securities and Exchange Commission (the "SEC"). The amortized cost of such investments must be at least equal to ACC's net liabilities on all outstanding face-amount certificates plus $250,000. ACC's qualified assets consist of cash and cash equivalents, first mortgage loans on real estate and other loans, U.S. government and government agency securities, municipal bonds, corporate bonds, preferred stocks and other securities meeting specified standards. So long as ACC wishes to rely on the SEC order, as a condition to the order, ACC has agreed to maintain an amount of unappropriated retained earnings and capital equal to at least five percent of certificate reserves (less outstanding certificate loans). To the extent that payment of a dividend would decrease the capital ratio below the required five percent, payment of a dividend would be restricted. In determining compliance with this condition, qualified assets are valued in accordance with the provisions of Minnesota Statutes where such provisions are applicable.

ACC has also entered into a written understanding with the State of Minnesota, Department of Commerce, that ACC will maintain capital equal to five percent of the assets of ACC (less outstanding certificate loans). To the extent that payment of a dividend would decrease this ratio below the required five percent, payment of a dividend would be restricted. When computing its capital for these purposes, ACC values its assets on the basis of statutory accounting for insurance companies rather than U.S. generally accepted accounting principles. ACC is subject to annual examination and supervision by the State of Minnesota, Department of Commerce (Banking Division).

ITEM 1A. RISK FACTORS

If any of the following risks and uncertainties develops into actual events, these events could have a material adverse effect on ACC's business, financial condition or results of operations. Based on current information the following information identifies the most significant risk factors affecting ACC in each of these categories of risk. However, the risks and uncertainties ACC faces are not limited to those described below. Additional risks and uncertainties which are not presently known or which are currently believed to be immaterial may also adversely affect ACC's business.

                       RISKS RELATING TO ACC'S BUSINESS

ACC's FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED BY MARKET FLUCTUATIONS, ECONOMIC AND OTHER FACTORS.

ACC's financial condition and results of operations in the past have been, and in the future may continue to be, materially affected by many factors of a global or localized nature, including political, economic and market conditions; the availability and cost of capital; the level and volatility of equity prices, commodity prices and interest rates; currency values and other market indices; technological changes and events; the availability and cost of credit; inflation; and investor sentiment and confidence in the financial markets. These factors also may have an impact on the Company's ability to achieve its strategic objectives.

ACC's financial condition and results of operations are affected by the "spread", or the difference between the returns ACC earns on the investments that support its product obligations and the amounts that the Company must pay certificate holders.

ACC's investment products are sensitive to interest rate fluctuations and ACC's future costs associated with such variations may differ from its historical costs. During periods of increasing market interest rates, ACC expects to increase crediting rates on existing face-amount certificates. Because returns on invested assets may not increase as quickly as current interest rates, ACC may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing certificates. In addition, increases in market interest rates may cause increased certificate surrenders as certificate holders seek to shift assets to products with perceived higher returns. This process may lead to an earlier than expected flow of cash out of ACC's business. Also, increases in market interest rates may result in the extension of the maturities of some of ACC's investment assets. These earlier outflows and asset maturity extensions may require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on ACC's financial condition and results of operations.

During periods of falling interest rates, ACC's spread may also be reduced. Because ACC may adjust the interest rates it credits on most of the products downward only at limited, pre-established intervals, and because some certificate products have guaranteed minimum crediting rates, ACC's spreads could decrease and potentially become negative. Interest rate fluctuations could also have an adverse effect on the results of ACC's investment portfolio. During periods of declining market interest rates, the interest ACC receives on variable interest rate investments decreases. In addition, during those periods, ACC is forced to reinvest the cash it receives as interest or return of principal on its investments in lower-yielding, high-grade instruments or in lower-credit instruments to maintain comparable returns. Issuers of fixed income securities also may decide to prepay their obligations in order to borrow at lower market rates. This exacerbates the risk that ACC may have to invest the cash proceeds of these securities in lower-yielding or lower-credit instruments. Offsetting some of these risks has the potential for increasing security values in a falling rate environment, as well as the fact that a significant portion of certificate balances do not have a minimum guaranteed interest crediting rate.

For additional information regarding the sensitivity of the fixed income securities in ACC's investment portfolio to interest rate fluctuations, see
Item 7A of this Form 10-K--"Quantitative and Qualitative Disclosures about Market Risk."

DEFAULTS IN ACC'S FIXED INCOME SECURITIES PORTFOLIO WOULD ADVERSELY AFFECT THE COMPANY'S EARNINGS.

Issuers of the fixed income securities owned by ACC may default on principal and interest payments. As of December 31, 2006, 3.2 percent of ACC's investment portfolio had ratings below investment grade. Moreover, economic downturns and corporate malfeasance can increase the number of companies, including those with investment grade ratings that default on their debt obligations.

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

SOME OF ACC'S INVESTMENTS ARE RELATIVELY ILLIQUID.

ACC invests a portion of its assets in privately placed fixed income securities and mortgage loans. Mortgage loans are relatively illiquid. ACC's investment manager periodically reviews ACC's private placement investments using adopted standards to categorize such investments as liquid or illiquid. As of December 31, 2006, mortgage loans and private placement fixed income securities that have been categorized as illiquid represented approximately
7.3 percent of the carrying value of ACC's investment portfolio. If ACC requires significant amounts of cash on short notice in excess of its normal cash requirements, ACC may have difficulty selling these investments in a timely manner or be forced to sell them for an amount less than it would otherwise have been able to realize, or both. Any inability to quickly dispose of illiquid investments could have an adverse effect on ACC's financial condition and results of operations.

IF ACC'S RESERVES FOR FUTURE CERTIFICATE REDEMPTIONS AND MATURITIES ARE INADEQUATE, ACC MAY BE REQUIRED TO INCREASE ITS RESERVE LIABILITIES, WHICH COULD ADVERSELY AFFECT ITS FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

ACC monitors its reserve levels continually. If the Company concluded its reserves were insufficient to cover actual or expected redemptions or maturities, ACC would be required to increase its reserves and incur income statement charges for the period in which it makes the determination. Such a determination could adversely affect ACC's financial condition and results of operations.

INTENSE COMPETITION COULD NEGATIVELY AFFECT ACC'S ABILITY TO MAINTAIN OR INCREASE ITS MARKET SHARE AND PROFITABILITY.

ACC's business operates in an intensely competitive industry segment. ACC competes based on a number of factors including name recognition, service, investment performance, product features and perceived financial strength. ACC's competitors include broker-dealers, banks, asset managers and other financial institutions. ACC's business faces competitors that have greater market share, offer a broader range of products or have greater financial resources.

ACC'S AFFILIATED DISTRIBUTOR MAY BE UNABLE TO ATTRACT AND RETAIN FINANCIAL ADVISORS.

ACC is dependent on the branded financial advisors of its affiliated broker-dealer selling firm for all of the sales of its certificate products. A significant number of its branded financial advisors operate as independent contractors under a franchise agreement with its affiliated selling firm. There can be no assurance that ACC's affiliated selling firm will be successful in its efforts to recruit and retain new advisors to its network. If ACC's affiliated selling firm is unable to attract and retain quality financial advisors, no advisors would be available to sell ACC's certificate products and ACC's financial condition and results of operations could be materially adversely affected.

ACC'S RISK MANAGEMENT POLICIES AND PROCEDURES MAY NOT BE FULLY EFFECTIVE IN MITIGATING ITS RISK EXPOSURE IN ALL MARKET ENVIRONMENTS OR AGAINST ALL TYPES OF RISK.

ACC has devoted significant resources toward developing its risk management policies and procedures and expects to continue to do so in the future. Nonetheless, ACC's policies and procedures to identify, monitor and manage risks may not be fully effective in mitigating its risk exposure in all market environments or against all types of risk. Many of its methods of managing risk and exposures are based upon its use of observed historical market behavior or statistics based on historical models. As a result, these methods may not accurately predict future exposures, which could be significantly greater than what its models indicate. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that are publicly available or otherwise accessible to ACC, which may not always be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to properly record and verify a large number of transactions and events, and these policies and procedures may not be fully effective in mitigating ACC's risk exposure in all market environments or against all types of risk.

ACC'S BUSINESS IS REGULATED AND CHANGES IN REGULATION MAY REDUCE THE COMPANY'S PROFITABILITY AND LIMIT ITS GROWTH.

ACC operates in a regulated industry. Various regulatory and governmental bodies have the authority to review ACC's products and business practices and to bring regulatory or other legal actions against ACC if, in their view, ACC's practices are improper. Changes in these regulations may lead to increased fees to service providers. Additionally, ACC is subject to heightened regulatory requirements relating to privacy and protection of customer data.

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

AS AMERIPRISE FINANCIAL BUILDS ITS INFORMATION TECHNOLOGY INFRASTRUCTURE AND TRANSITIONS ITS DATA AND THAT OF ITS AFFILIATES, SUCH AS ACC, TO ITS OWN SYSTEMS, IT COULD EXPERIENCE TEMPORARY BUSINESS INTERRUPTIONS AND INCUR SUBSTANTIAL ADDITIONAL COSTS.

Ameriprise Financial and hence ACC is in the process of installing and implementing an information technology infrastructure to support its business functions, including accounting and reporting, customer service and distribution. ACC anticipates this will involve significant costs. ACC may incur temporary interruptions in business operations if it cannot transition effectively from American Express's existing technology infrastructure (which covers hardware, applications, network, telephony, databases, backup and recovery solutions), as well as the people and processes that support them. ACC may not be successful in implementing its new technology infrastructure and transitioning its data and ACC may incur substantially higher costs for implementation than currently anticipated. ACC's failure to avoid operational interruptions as it implements the new infrastructure and transitions its data or its failure to implement the new infrastructure and transition its data successfully, could disrupt its business and have a material adverse effect on its profitability. In addition, technology service failures could have adverse regulatory consequences for ACC's business and make it vulnerable to its competitors.

Ameriprise Financial and hence ACC continues to rely on American Express's disaster recovery capabilities as part of its business continuity processes. ACC will only have the right to use American Express's disaster recovery resources through September 30, 2007. ACC will be required to develop and implement its own disaster recovery infrastructure and develop business continuity for its operations, which it anticipates will involve significant costs. ACC may not be successful in developing stand-alone disaster recovery capabilities and business continuity processes, and may incur substantially higher costs for implementation than currently anticipated. ACC's failure to avoid operational interruptions as it implements new business continuity processes, or its failure to implement the new processes successfully, could disrupt its business and have a material adverse effect on its profitability in the event of a significant business disruption.

ACC'S SEPARATION FROM AMERICAN EXPRESS COULD INCREASE ITS U.S. FEDERAL INCOME TAX COSTS.

Due to the Separation, Ameriprise Financial and other members of the affiliated group, including ACC, will not be able to file a consolidated U.S. federal income tax return with Ameriprise Financial's life insurance subsidiaries for five years following the Distribution. As a consequence, during this period, net operating and capital losses, credits and other tax attributes generated by one group will not be available to offset income earned or taxes owed by the other group for U.S. federal income tax purposes. As a result of these and other inefficiencies, the aggregate amount of U.S. federal income tax that ACC pays may increase and ACC may in addition not be able to fully realize certain of its deferred tax assets.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

ACC occupies office space in Minneapolis, Minnesota, which is leased or owned by Ameriprise Financial.

ITEM 3. LEGAL PROCEEDINGS

ACC may be a party to litigation and arbitration proceedings in the ordinary course of its business. The outcome of any litigation or threatened litigation cannot be predicted with any certainty. ACC believes that it is not a party to, nor are any of its properties the subject of, any pending legal, arbitration or regulatory proceedings that would have a material adverse effect on its financial condition or results of operations. However, it is possible that the outcome of any such proceedings could have a material impact on ACC's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item omitted pursuant to General Instructions (I)(2)(c) of Form 10-K.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

All of ACC's outstanding common stock is owned by Ameriprise Financial. There is no established public trading market for ACC's common stock. Frequency and amount of capital transactions with Ameriprise Financial during the past two years were (in millions):

        FOR THE YEAR ENDED DECEMBER 31, 2006:             DIVIDENDS PAID         RECEIPT OF CAPITAL
                                                          TO AMERIPRISE           FROM AMERIPRISE
                                                            FINANCIAL                FINANCIAL

        March 31, 2006............................       $            35           $            -
        June 30, 2006.............................                    15                        -
        September 30, 2006........................                    10                        -
        December 29, 2006.........................                    10                        -
                                                         ---------------           --------------
                 Total............................       $            70           $            -
                                                         ===============           ==============



        FOR THE YEAR ENDED DECEMBER 31, 2005:             DIVIDENDS PAID         RECEIPT OF CAPITAL
                                                          TO AMERIPRISE           FROM AMERIPRISE
                                                            FINANCIAL                FINANCIAL

        December 31, 2005.........................       $            25           $            -
                                                         ---------------           --------------
                 Total............................       $            25           $            -
                                                         ===============           ==============

Restriction on ACC's present or future ability to pay dividends to Ameriprise
Financial:

Certain series of installment certificate products outstanding provide that cash dividends may be paid by ACC only in calendar years for which additional credits of at least 1/2 of one percent on such series of certificates have been authorized by ACC. This requirement has been met for 2006 and 2005 by ACC's declaration of additional credits in meeting this requirement.

Appropriated retained earnings resulting from the pre-declaration of additional credits to ACC's certificate product owners are not available for the payment of dividends by ACC. In addition, ACC will discontinue issuance of certificates subject to the pre-declaration of additional credits and will make no further pre-declaration as to outstanding certificates if at any time the capital and unappropriated retained earnings of ACC should be less than five percent of net certificate reserves (certificate reserves less certificate loans). At December 31, 2006, the capital and unappropriated retained earnings amounted to 5.8 percent of net certificate reserves.

ITEM 6. SELECTED FINANCIAL DATA

Item omitted pursuant to General Instructions (I)(2)(a) of Form 10-K.

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS

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

RESULTS OF OPERATIONS

Ameriprise Certificate Company's net income is derived primarily from the after-tax yield on investments and realized investment (losses) gains, less investment expenses and interest credited on certificate reserve liabilities. Changes in net income trends occur largely due to changes in investment returns in ACC's portfolio, from realization of investment (losses) gains, and from changes in interest crediting rates to certificate products. ACC follows U.S. generally accepted accounting principles.

In 2006, investment income decreased $37.4 million, or 12.0 percent compared to 2005 mainly due to a reduction in holdings, mostly related to the AEB and AEBI business wind-down. This overall decrease was slightly offset by an increase in gains on equity index options due to the effect of higher appreciation in the S&P 500 on the value of options hedging outstanding Stock Market Certificates. In 2005, investment income increased $46.9 million, or
17.6 percent compared to 2004, primarily due to higher average volumes and slightly increased rates of return on investments offset by a decrease in gains on equity index options due to the effect of lower appreciation in the S&P 500 on the value of options hedging outstanding Stock Market Certificates.

Investment expense in 2006 decreased $12.7 million, or 24.9 percent. The decrease is mainly due to fewer distribution fees being paid to AEB and AEBI as a result of the business wind-down. In 2005, investment expenses decreased slightly due to the commencement of AEB and AEBI business wind-down in the third quarter.

In 2006, net provision for certificate reserves increased $12.2 million or 6.1 percent due to an increase in additional credits and interest authorized by ACC on fully-paid certificates. These increases are a result of increases in short-term interest rates and greater stock market participation costs resulting from equity market appreciation, partially offset by lower volumes due to the AEB and AEBI business wind-down and a $1 million adjustment for interest credited on Stock Market Certificates. In 2005, net provision for certificate reserves increased $59.3 million or 42.4 percent reflecting higher average volumes and general increases in interest rates driven by the higher short-term interest rate environment.

Net realized losses on investments were $1.2 million for 2006 compared to $16.4 million for 2005. Included in net realized gains and losses on investments are gross realized gains and losses on sales of securities using the specific identification method, as noted in the table below for the years ended December 31:

                                                                            2006            2005
                                                                          ---------       ---------
                                                                                (in thousands)

Available-for-Sale securities:
   Gross realized gains from sales.....................................   $   1,815       $   1,988
   Gross realized losses from sales....................................      (3,045)        (19,365)
   Other-than-temporary impairments....................................           -             (27)
Other, net.............................................................         (17)          1,015

RECENT ACCOUNTING PRONOUNCEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

For information regarding recent accounting pronouncements and their expected impact on the Company's future results of operations or financial condition, see Note 1 to ACC's financial statements. Also see Note 1 for significant accounting policies.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, which are subject to risks and uncertainties. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "may," "should," "could," "would," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in "Item 1A-Risk Factors" and elsewhere in ACC's Annual Report on Form 10-K. Our future financial condition and results of operations, as well as any forward-looking statements contained in this report are made only as of the date hereof. ACC undertakes no obligation to update or revise any forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IMPACT OF MARKET VOLATILITY ON RESULTS OF OPERATIONS

ACC has two principal components of market risk: interest rate risk and equity market risk. Interest rate risk results from investing in assets that are somewhat longer and reset less frequently than the liabilities they support. In prior years, ACC managed interest rate risk through the use of a variety of tools that include derivative financial instruments, such as interest rate swaps, caps, and floors, which change the interest rate characteristics of client liabilities or investment assets. Because certain of the provisions for certificates are impacted by the value of equity indices from time to time ACC enters into risk management strategies that may include the use of equity derivative financial instruments, such as equity options, to mitigate ACC's exposure to volatility in the equity markets.

Ameriprise Financial's Asset Liability Committee ("ALCO"), which is comprised of senior business managers, holds regularly scheduled meetings to review models projecting various interest rate scenarios and risk/return measures and their effect on various portfolios managed by RiverSource Investments, LLC, including that of ACC. ACC's Board of Directors has appointed the ALCO as the investment committee of ACC. The ALCO's objectives are to structure ACC's portfolio of investment securities based upon the type and behavior of the certificates in the certificate reserve liabilities, to achieve targeted levels of profitability within defined risk parameters and to meet certificate contractual obligations.

ACC primarily invests in mortgage and asset-backed securities and intermediate term corporate debt securities to provide its certificate owners with a competitive rate of return on their certificates while managing risk. These investments provide ACC with a historically dependable and targeted margin between the interest rate earned on investments and the interest rate credited to certificate owners' accounts. ACC does not invest in securities to generate short-term trading profits for its own account.

To evaluate interest rate and equity price risk ACC performs sensitivity testing which measures the impact on pretax income from the sources listed below for a 12 month period following a hypothetical 100 basis point increase in interest rates and a hypothetical 10% decline in equity markets.

At December 31, 2006, aggregating ACC's exposure from all sources of interest rate risk net of financial derivatives hedging that exposure detailed below, ACC estimates a negative impact of $4.2 million on pretax income for the 12 month period if, hypothetically, interest rates had increased by 100 basis points and remain at that level for 12 months. This compares with an estimate of $11.4 million made at December 31, 2005 for 12 months following a hypothetical 100 basis point increase in interest rates at December 31, 2005.

At December 31, 2006, aggregating ACC's exposure from all sources of equity price risk net of financial derivatives hedging that exposure detailed below, ACC estimates a minimal impact on pretax income for the 12 month period if, hypothetically, equity markets had declined by 10% and remain at that level for 12 months. This compares with an estimate of no impact at December 31, 2005 for 12 months following a hypothetical 10% drop in equity markets at December 31, 2005.

The numbers below show ACC's estimate of the pretax impact of these hypothetical market moves, net of hedging, as of December 31, 2006. Following the table is a discussion by source of risk and the portfolio management techniques and derivative financial instruments ACC uses to mitigate these risks.

                                                                                                NET RISK EXPOSURE TO
                                                                                                   PRETAX INCOME
                                                                                             --------------------------
                                                                                              INTEREST          EQUITY
                                SOURCES OF MARKET RISK                                          RATE            PRICE
-----------------------------------------------------------------------------------          ----------       ---------
                                                                                                   (in thousands)

 Flexible savings and other fixed rate certificates................................          $  (4,207)       $      -
 Stock market certificates.........................................................                  -               -
                                                                                             ---------        --------
   Total...........................................................................          $  (4,207)       $      -
                                                                                             =========        ========

Actual results could differ materially from those illustrated above as they are based on a number of estimates and assumptions. These include assuming the composition of invested assets and liabilities does not change in the 12 month period following the market shock and assuming the increase in interest rates produces a parallel shift in the yield curve. The selection of a 100 basis point interest rate increase and a 10% equity market decline should not be construed as a prediction of future market events.

FLEXIBLE SAVINGS AND OTHER FIXED RATE CERTIFICATES

ACC has interest rate risk from its flexible savings and other fixed rate certificates. These are investment certificates ranging in amounts from $1,000 to $1 million with terms ranging from three to 36 months. ACC guarantees an interest rate to the holders of these products. Payments collected from clients are primarily invested in fixed rate securities to fund the client credited rate with the spread between the rate earned from investments and the rate credited to clients recorded as earned income. Client liabilities and investment assets generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients generally reset at shorter intervals than the yield on underlying investments. This exposure is not currently hedged although ACC monitors their investment strategy and makes modifications based on changing liabilities and the expected rate environment. ACC has $3.5 billion in reserves included in certificate reserves on the Balance Sheet at December 31, 2006 to cover the liabilities associated with these products. At December 31, 2006, ACC estimates the interest rate risk from this exposure on pretax income for the 12 month period following a hypothetical increase of 100 basis points in interest rates to be a negative $4.2 million.

STOCK MARKET CERTIFICATES

Stock market certificates are purchased for amounts generally from $1,000 to $1 million for terms of 52 weeks which can be extended to a maximum of 14 terms. For each term the certificate holder can choose to participate 100% in any percentage increase in the S&P 500 Index up to a maximum return or choose partial participation in any increase in the S&P 500 Index plus a fixed rate of interest guaranteed in advance. If partial participation is selected, the total of equity-linked return and guaranteed rate of interest cannot exceed the maximum return. Reserves for the stock market certificates of $1.1 billion are included in certificate reserves on the Balance Sheet at December 31, 2006. The notional amount and fair value asset (liability) of derivatives hedging this product are as follows.

                                                                                         DECEMBER 31,
                                                               -------------------------------------------------------------
                                                                           2006                             2005
                                                               ------------------------------     --------------------------
                                                                 NOTIONAL         FAIR             NOTIONAL         FAIR
                                                                  AMOUNT          VALUE             AMOUNT          VALUE
                                                               -----------     -----------        ----------      ----------
                                                                                        (in thousands)

  Purchased calls..........................................    $   900,029     $   103,806        $ 1,038,832     $  73,942
  Written calls............................................       (962,499)        (55,794)        (1,093,916)      (38,128)

  Purchased S&P 500 futures(1).............................          1,357               -                816             -

(1) These S&P 500 futures are cash settled daily and, therefore, have no fair value.

Interest Rate Risk - Stock Market Certificates

Stock market certificates have some interest rate risk as changes in interest rates affect the fair value of the payout to be made to the certificate holder. This exposure to interest rate changes is hedged by the derivatives listed above. ACC estimates that if, hypothetically, interest rates had increased by 100 basis points at December 31, 2006 and remain at that level for 12 months ACC's unhedged exposure would be a negative impact of $0.6 million on pretax income for the 12 month period offset by a positive impact of the same amount from ACC's hedging strategy for a net immaterial exposure.

Equity Price Risk - Stock Market Certificates

The equity-linked return to investors creates equity price risk exposure. ACC seeks to minimize this exposure with purchased futures and call spreads that replicate what ACC must credit to client accounts. ACC estimates that if, hypothetically, equity markets had declined by 10% at December 31, 2006 and remain at that level for 12 months the impact to pretax income for the 12 month period without hedging would be a positive $26.6 million. The impact of ACC's hedging strategy offsets that gain for an immaterial net exposure.

CREDIT RISK

ACC's potential derivative credit exposure to each counterparty is aggregated with all of our other exposures to the counterparty to determine compliance with established credit and market risk limits at the time ACC enters into a derivative transaction. Credit exposures may take into account enforceable netting arrangements. Before executing a new type or structure of derivative contract, ACC determines the variability of the contract's potential market and credit exposures and whether such variability might reasonably be expected to create exposure to a counterparty in excess of established limits.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements at page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

ACC maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) designed to provide reasonable assurance that the information required to be reported in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to SEC regulations, including controls and procedures designed to ensure that this information is accumulated and communicated to ACC's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure. It should be noted that, because of inherent limitations, ACC's disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

ACC's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC's Chief Executive Officer and Chief Financial Officer have concluded that ACC's disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2006.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in ACC's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of the year to which this report relates that have materially affected, or are reasonably likely to materially affect, ACC's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item omitted pursuant to General Instructions (I)(2)(c) of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Item omitted pursuant to General Instructions (I)(2)(c) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item omitted pursuant to General Instructions (I)(2)(c) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Item omitted pursuant to General Instructions (I)(2)(c) of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board of Directors of ACC, at the recommendation of its Audit Committee, has appointed Ernst & Young LLP ("Ernst & Young") as independent auditors to audit the financial statements of ACC for the years ended December 31, 2006 and 2005.

AUDIT FEES

The aggregate fees billed or to be billed by Ernst & Young for each of the last two years for professional services rendered for the audit of ACC's annual Financial Statements and services that were provided in connection with statutory and regulatory filings were $115,000 and $118,000 for 2006 and 2005, respectively.

AUDIT-RELATED FEES

ACC was not billed by Ernst & Young for any fees for audit-related services for 2006 or 2005.

TAX FEES

ACC was not billed by Ernst & Young for any tax fees for 2006 or 2005.

ALL OTHER FEES

ACC was not billed by Ernst & Young for any other fees for 2006 or 2005.

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

In 2006, 100% of the services provided by Ernst & Young for ACC were pre-approved by the Audit Committee of Ameriprise Financial. In 2005, 100% of the services provided by Ernst & Young for ACC were pre-approved by the Audit Committee of American Express prior to the Distribution, and thereafter, by the Audit Committee of Ameriprise Financial.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)      1. Financial Statements:
            --------------------

                  See Index to Financial Statements on page F-1 hereof.

         2. Financial Statement Schedules:
            -----------------------------

                  See Index to Financial Statements on page F-1 hereof.

         3. Exhibits:
            --------

                  See Exhibit Index on pages E-1 through E-2 hereof.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT                    AMERIPRISE CERTIFICATE COMPANY
                              ------------------------------

BY                                     /s/ William F. Truscott
                                       ---------------------------
NAME AND TITLE                             William F. Truscott, Director,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)
DATE                                       March 1, 2007

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY                                     /s/ Brian J. McGrane
                                       ---------------------------
NAME AND TITLE                             Brian J. McGrane, Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)
DATE                                       March 1, 2007

BY                                     /s/ David K. Stewart
                                       ---------------------------
NAME AND TITLE                             David K. Stewart, Vice President,
                                           Controller and Chief
                                           Accounting Officer
                                           (Principal Accounting Officer)
DATE                                       March 1, 2007

BY                                     /s/ Rodney P. Burwell*
                                       ----------------------
NAME AND TITLE                             Rodney P. Burwell, Director
DATE                                       March 1, 2007

BY                                     /s/ Jean B. Keffeler*
                                       ---------------------
NAME AND TITLE                             Jean B. Keffeler, Director
DATE                                       March 1, 2007

BY                                     /s/ Thomas R. McBurney*
                                       ---------------------------
NAME AND TITLE                             Thomas R. McBurney, Director
DATE                                       March 1, 2007

BY                                     /s/ Karen M. Bohn*
                                       ---------------------------
NAME AND TITLE                             Karen M. Bohn, Director
DATE                                       March 1, 2007



*By /s/ William F. Truscott
    -----------------------
Name: William F. Truscott
-------------------------

Executed by William F. Truscott on behalf of those indicated pursuant to a Power of Attorney, dated August 1, 2006, filed electronically on or about March 1, 2007 as Exhibit 24(a) hereto.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
FINANCIAL STATEMENTS:

Part I.       Financial Information:

Item 1.       Financial Statements

              Report of Independent Registered Public Accounting Firm............................ F-2

              Statements of Income - Years ended December 31, 2006, 2005 and 2004................ F-3

              Balance Sheets - December 31, 2006 and 2005........................................ F-4

              Statements of Cash Flows - Years ended December 31, 2006, 2005 and 2004............ F-6

              Statements of Comprehensive Income (Loss) - Years ended December 31, 2006,
              2005 and 2004...................................................................... F-7

              Statements of Shareholder's Equity - Years ended December 31, 2006,
              2005 and 2004...................................................................... F-8

              Notes to Financial Statements...................................................... F-9

SCHEDULE NO.:

              Financial Schedules:

I             Investments in Securities of Unaffiliated Issuers, December 31, 2006............... F-24

II            Investments in and Advances to Affiliates and Income thereon, December 31, 2006,
              2005 and 2004...................................................................... F-37

III           Mortgage Loans on Real Estate and Interest earned on Mortgages, year ended
              December 31, 2006.................................................................. F-38

V             Qualified Assets on Deposit, December 31, 2006..................................... F-40

VI            Certificate Reserves, year ended December 31, 2006................................. F-41

VII           Valuation and Qualifying Accounts, years ended December 31, 2006, 2005 and 2004.... F-48

All other Schedules required by Article 6 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Ameriprise Certificate Company

We have audited the accompanying balance sheets of Ameriprise Certificate Company, a wholly-owned subsidiary of Ameriprise Financial, Inc., as of December 31, 2006 and 2005, and the related statements of income, comprehensive income (loss), shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also include the financial statement schedules listed in the index at Item 8. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2006 and 2005, by correspondence with the custodian. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2006 and 2005, the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as whole, present fairly in all material respects the information set forth therein.


/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 26, 2007

                                                AMERIPRISE CERTIFICATE COMPANY

                                                    STATEMENTS OF INCOME
                                       YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                                                2006             2005            2004
                                                                              --------         --------        --------
                                                                                            (in thousands)
INVESTMENT INCOME
Interest income from unaffiliated investments:
  Available-for-Sale securities........................................       $216,385         $265,125        $213,125
  Mortgage loans on real estate and other loans........................         28,310           26,916          26,232
  Certificate loans....................................................            553              672             772
Dividends..............................................................          1,119            1,813           3,348
Equity index options ..................................................         27,740           15,699          25,639
Interest rate swap agreements.........................................               -             (124)         (5,367)
Other..................................................................            963            2,386           1,879
                                                                              --------         --------        --------
         Total investment income.......................................        275,070          312,487         265,628
                                                                              --------         --------        --------

INVESTMENT EXPENSES
Ameriprise Financial and affiliated company fees:
  Distribution.........................................................         22,041           33,980          37,960
  Investment advisory and services.....................................         10,743           12,141          10,940
  Transfer agent.......................................................          3,842            3,859           3,522
  Depository...........................................................            360              395             414
Other..................................................................          1,271              581           1,162
                                                                              --------         --------        --------
         Total investment expenses.....................................         38,257           50,956          53,998
                                                                              --------         --------        --------

NET INVESTMENT INCOME BEFORE PROVISION FOR CERTIFICATE RESERVES AND
      INCOME TAX EXPENSE...............................................        236,813          261,531         211,630
                                                                              --------         --------        --------

PROVISION FOR CERTIFICATE RESERVES
According to the terms of the certificates:
  Provision for certificate reserves...................................          6,841            6,568           6,416
  Interest on additional credits.......................................            217              257             348
  Interest on advance payments.........................................             11               13              16
Additional credits/interest authorized by ACC..........................        205,981          194,015         134,538
                                                                              --------         --------        --------
Total provision for certificate reserves before reserve recoveries.....        213,050          200,853         141,318
Reserve recoveries from terminations prior to maturity.................         (1,626)          (1,603)         (1,360)
                                                                              --------         --------        --------
Net provision for certificate reserves.................................        211,424          199,250         139,958
                                                                              --------         --------        --------

NET INVESTMENT INCOME BEFORE INCOME TAX EXPENSE........................         25,389           62,281          71,672
Income tax expense.....................................................          8,775           21,949          25,040
                                                                              --------         --------        --------
Net investment income..................................................         16,614           40,332          46,632
                                                                              --------         --------        --------

NET REALIZED (LOSS) GAIN ON INVESTMENTS
Securities of unaffiliated issuers before income tax (benefit) expense.         (1,247)         (16,388)          4,616
Income tax (benefit) expense...........................................           (436)          (5,736)          1,615
                                                                              --------         --------        --------
Net realized (loss) gain on investments................................           (811)         (10,652)          3,001
                                                                              --------         --------        --------

NET INCOME.............................................................       $ 15,803         $ 29,680        $ 49,633
                                                                              ========         ========        ========
See Notes to Financial Statements.

                                         AMERIPRISE CERTIFICATE COMPANY

                                                BALANCE SHEETS
                                          DECEMBER 31, 2006 AND 2005

                                                                                     2006               2005
                                                                                  ----------         ----------
                                                                                (in thousands, except share data)

ASSETS
QUALIFIED ASSETS
Investments in unaffiliated issuers:
  Cash and cash equivalents...................................................    $  174,247         $  119,100
  Available-for-Sale securities...............................................     4,250,409          5,263,814
  First mortgage loans on real estate and other loans, net....................       408,883            430,751
  Certificate loans - secured by certificate reserves.........................         9,526             11,305
                                                                                  ----------         ----------
      Total investments.......................................................     4,843,065          5,824,970
                                                                                  ----------         ----------
Receivables:
  Dividends and interest......................................................        32,719             39,142
  Investment securities sold..................................................         1,665              2,336
                                                                                  ----------         ----------
      Total receivables.......................................................        34,384             41,478
                                                                                  ----------         ----------

Equity index options, purchased...............................................       103,806             73,942
                                                                                  ----------         ----------
      Total qualified assets..................................................     4,981,255          5,940,390
                                                                                  ----------         ----------

OTHER ASSETS
Deferred taxes, net...........................................................        72,138             60,268
Due from related party........................................................            94              2,543
                                                                                  ----------         ----------
      Total other assets......................................................        72,232             62,811
                                                                                  ----------         ----------

        Total assets..........................................................    $5,053,487         $6,003,201
                                                                                  ==========         ==========

See Notes to Financial Statements.

                                            AMERIPRISE CERTIFICATE COMPANY

                                              BALANCE SHEETS (CONTINUED)
                                              DECEMBER 31, 2006 AND 2005

                                                                                          2006                 2005
                                                                                       ----------           ----------
                                                                                      (in thousands, except share data)
LIABILITIES AND SHAREHOLDER'S EQUITY
LIABILITIES
Certificate Reserves
  Installment certificates:
    Reserves to mature........................................................         $   66,805           $   87,884
    Additional credits and accrued interest...................................              2,009                2,632
    Advance payments and accrued interest.....................................                278                  369
    Other.....................................................................                  1                    1
  Fully paid certificates:
    Reserves to mature........................................................          4,606,157            5,523,029
    Additional credits and accrued interest...................................             44,322               34,689
    Due to unlocated certificate holders......................................                 30                   31
                                                                                       ----------           ----------
        Total certificate reserves............................................          4,719,602            5,648,635
                                                                                       ----------           ----------

Accounts Payable and Accrued Liabilities:
  Due to related party........................................................                700                2,082
  Current taxes payable to parent.............................................                 41                3,253
  Payable for investment securities purchased.................................              1,830                6,630
  Equity index options and other liabilities..................................            101,803               66,856
                                                                                       ----------           ----------
Total accounts payable and accrued liabilities................................            104,374               78,821
                                                                                       ----------           ----------
        Total liabilities.....................................................          4,823,976            5,727,456
                                                                                       ----------           ----------

SHAREHOLDER'S EQUITY
Common shares ($10 par value, 150,000 shares authorized and issued) ..........              1,500                1,500
Additional paid-in capital....................................................            274,115              323,844
Retained earnings:
  Appropriated for pre-declared additional credits and interest...............                 15                   15
  Appropriated for additional interest on advance payments....................              3,473                3,196
  Unappropriated..............................................................                  -                4,745
Accumulated other comprehensive loss - net of tax.............................            (49,592)             (57,555)
                                                                                       ----------           ----------
        Total shareholder's equity............................................            229,511              275,745
                                                                                       ----------           ----------

        Total liabilities and shareholder's equity............................         $5,053,487           $6,003,201
                                                                                       ==========           ==========

See Notes to Financial Statements.

                                                AMERIPRISE CERTIFICATE COMPANY

                                                   STATEMENTS OF CASH FLOWS
                                         YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                                                2006             2005              2004
                                                                             -----------      -----------       -----------
                                                                                             (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..............................................................     $    15,803      $    29,680       $    49,633
Adjustments to reconcile net income to net cash provided by operating activities:
  Interest added to certificate loans...................................            (357)            (442)             (530)
  Amortization of premiums, accretion of discounts, net.................          11,876           16,201            17,915
  Deferred taxes, net...................................................         (14,314)          12,987           (18,934)
  Net realized loss (gain) on investments before income tax provision..            1,247           16,388            (4,616)
  Changes in other operating assets and liabilities:
    Deferred distribution fees, net.....................................               -                -             6,453
    Equity index options purchased and written, net.....................         (12,198)           7,652              (946)
  Dividends and interest receivable (payable)...........................           6,423            3,020            (6,155)
  (Due from) to parent for income taxes.................................          (3,212)         (13,016)           37,553
  Other assets and liabilities, net.....................................          18,344           10,961             9,693
                                                                             -----------      -----------       -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES...............................          23,612           83,431            90,066
                                                                             -----------      -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Available-for-Sale securities:
  Sales.................................................................         461,988          804,177           124,575
  Maturities and redemptions............................................         836,698        1,051,692           842,427
  Purchases.............................................................        (287,895)      (1,659,895)       (2,126,951)
Other investments:
  Sales.................................................................          19,211           30,447            25,022
  Maturities and redemptions............................................         118,378          109,025           128,463
  Purchases.............................................................        (115,819)        (107,985)         (144,660)
Certificate loans:
  Payments..............................................................           1,562            1,352             1,902
  Fundings..............................................................          (1,189)          (1,175)           (1,558)
Changes in amounts due to and from brokers, net.........................          (4,129)         (17,539)           20,615
                                                                             -----------      -----------       -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.....................       1,028,805          210,099        (1,130,165)
                                                                             -----------      -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Payments from certificate owners........................................       1,945,380        3,243,729         3,285,610
Provision for certificate reserves......................................         211,424          199,250           139,958
Certificate maturities and cash surrenders..............................      (3,084,074)      (3,627,621)       (2,375,356)
Proceeds from reverse repurchase agreements.............................         684,000                -                 -
Payments on reverse repurchase agreements...............................        (684,000)               -                 -
Capital contribution from parent........................................               -                -            20,000
Dividend/return of capital to parent....................................         (70,000)         (25,000)          (20,000)
                                                                             -----------      -----------       -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES.....................        (997,270)        (209,642)        1,050,212
                                                                             -----------      -----------       -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS...............................          55,147           83,888            10,113
Cash and cash equivalents at beginning of year..........................         119,100           35,212            25,099
                                                                             -----------      -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR................................     $   174,247      $   119,100       $    35,212
                                                                             ===========      ===========       ===========

Supplemental disclosures including non-cash transactions:
Cash paid for income taxes..............................................     $    25,382      $    22,683       $     6,531
Certificate maturities and surrenders through loan reductions...........           1,763            1,966             2,786

See Notes to Financial Statements.

                                             AMERIPRISE CERTIFICATE COMPANY

                                        STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                      YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                                                2006             2005             2004
                                                                               -------         ---------        --------
                                                                                            (in thousands)
NET INCOME..............................................................       $15,803         $  29,680        $ 49,633
                                                                               -------         ---------        --------

OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized gains (losses) on Available-for-Sale securities:
      Unrealized holding gains (losses) arising during the period.......         9,176          (127,788)        (47,844)
      Income tax expense (benefit)......................................         1,994           (44,726)        (16,745)
                                                                               -------         ---------        --------
      Net unrealized holding gains (losses) arising during the period...         7,182           (83,062)        (31,099)
                                                                               -------         ---------        --------

      Reclassification adjustment for losses (gains)
         included in net income.........................................         1,230            17,403          (4,395)
      Income tax benefit (expense)......................................           449             6,091          (1,538)
                                                                               -------         ---------        --------
      Net reclassification adjustment for losses (gains)                           781            11,312          (2,857)
         included in net income.........................................
                                                                               -------         ---------        --------
  Net unrealized gains (losses) on Available-for-Sale securities........         7,963           (71,750)        (33,956)
                                                                               -------         ---------        --------

  Unrealized (losses) gains on interest rate swaps:
      Unrealized (losses) gains arising during the period...............             -              (515)          1,062
      Income tax (benefit) expense......................................             -              (180)            372
                                                                               -------         ---------        --------
      Net unrealized holding (losses) gains arising during the period...             -              (335)            690
                                                                               -------         ---------        --------

      Reclassification adjustment for gains included in net income......             -               124           5,367
      Income tax expense................................................             -                43           1,878
                                                                               -------         ---------        --------
      Net reclassification adjustment for gains included in net income..             -                81           3,489
                                                                               -------         ---------        --------

  Net unrealized (losses) gains on interest rate swaps..................             -              (254)          4,179
                                                                               -------         ---------        --------

NET OTHER COMPREHENSIVE INCOME (LOSS)...................................         7,963           (72,004)        (29,777)
                                                                               -------         ---------        --------

TOTAL COMPREHENSIVE INCOME (LOSS).......................................       $23,766         $ (42,324)       $ 19,856
                                                                               =======         =========        ========

See Notes to Financial Statements.

                                                   AMERIPRISE CERTIFICATE COMPANY

                                                 STATEMENTS OF SHAREHOLDER'S EQUITY
                                            YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                                            RETAINED EARNINGS
                                                                   ------------------------------------
                                                                   APPROPRIATED
                                                                       FOR       APPROPRIATED              ACCUMULATED
                                                                   PRE-DECLARED FOR ADDITIONAL                OTHER
                                NUMBER OF             ADDITIONAL    ADDITIONAL   INTEREST ON              COMPREHENSIVE
                               OUTSTANDING  COMMON     PAID-IN        CREDITS      ADVANCE     UNAPPRO-   (LOSS) INCOME
                                 SHARES     SHARES     CAPITAL     AND INTEREST    PAYMENTS     PRIATED    NET OF TAX        TOTAL
                              ------------------------------------------------------------------------------------------------------
                                                                 (in thousands, except share data)
BALANCE AT DECEMBER 31, 2003     150,000    $1,500     $323,844        $ 15        $  184      $(46,556)    $ 44,226       $323,213
Net income...................          -         -            -           -             -        49,633            -         49,633
Transfer.....................          -         -            -           -           365          (365)           -              -
Receipt of capital from
 parent......................          -         -       20,000           -             -             -            -         20,000
Dividend/return of capital
 to parent...................          -         -      (20,000)          -             -             -            -        (20,000)
Net other comprehensive loss.          -         -            -           -             -             -      (29,777)       (29,777)
                                 -------    ------     --------        ----        ------      --------     --------       --------
BALANCE AT DECEMBER 31, 2004     150,000     1,500      323,844          15           549         2,712       14,449        343,069
Net income...................          -         -            -           -             -        29,680            -         29,680
Transfer.....................          -         -            -           -         2,647        (2,647)           -              -
Dividend/return of capital
 to parent...................          -         -            -           -             -       (25,000)           -        (25,000)
Net other comprehensive loss.          -         -            -           -             -             -      (72,004)       (72,004)
                                 -------    ------     --------        ----        ------      --------     --------       --------
BALANCE AT DECEMBER 31, 2005     150,000     1,500      323,844          15         3,196         4,745      (57,555)       275,745
Net income...................          -         -            -           -             -        15,803            -         15,803
Transfer.....................          -         -            -           -           277          (277)           -              -
Dividend/return of capital
 to parent...................          -         -      (49,729)          -             -       (20,271)           -        (70,000)
Net other
 comprehensive income........          -         -            -           -             -             -        7,963          7,963
                                 -------    ------     --------        ----        ------      --------     --------       --------
BALANCE AT DECEMBER 31, 2006     150,000    $1,500     $274,115        $ 15        $3,473      $      -     $(49,592)      $229,511
                                 =======    ======     ========        ====        ======      ========     ========       ========

See Notes to Financial Statements.

1. BASIS OF PRESENTATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Ameriprise Certificate Company ("ACC" or the "Company"), is a wholly owned subsidiary of Ameriprise Financial, Inc. ("Ameriprise Financial"). ACC is registered as an investment company under the Investment Company Act of 1940 (the "1940 Act") and is in the business of issuing face-amount investment certificates. Face-amount certificates issued by ACC entitle the certificate owner to receive at maturity a stated amount of money and interest or credits declared from time to time by ACC, at its discretion. The certificates issued by ACC are not insured by any government agency. ACC's certificates are sold primarily by Ameriprise Financial Services, Inc. ("AMPF"), an affiliate of ACC. AMPF is registered as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico.

As of December 31, 2006, ACC offered five different certificate products to the public. ACC is impacted by significant changes in interest rates as interest crediting rates on certificate products generally reset at shorter intervals than the change in the yield on ACC's investment portfolio. The specified maturities of most of ACC's certificate products range from ten to twenty years. Within that maturity period, most certificates have interest crediting rate terms ranging from three to thirty-six months. Interest crediting rates are subject to change and certificate product owners can surrender their certificates without penalty at term end. In addition, two types of certificate products have interest tied, in whole or in part, to a broad-based stock market index. All of the certificates are available as qualified investments for Individual Retirement Accounts, 401(k) plans and other qualified retirement plans.

SEPARATION OF AMERIPRISE FINANCIAL

On February 1, 2005, American Express Company ("American Express") announced its intention to pursue the disposition of 100% of its shareholdings in Ameriprise Financial (the "Separation") through a tax-free distribution to American Express shareholders. Effective as of the close of business on September 30, 2005, American Express completed the separation and distribution of common shares to American Express shareholders (the "Distribution").

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

During the third quarter of 2005, ACC agreed with American Express Bank Limited ("AEB"), a subsidiary of American Express, to execute an orderly wind-down of the certificate business marketed through AEB and American Express Bank International ("AEBI"). This agreement was effected through amendments to the existing contracts with AEB and AEBI. Under these amendments, as of October 1, 2005 AEB and AEBI no longer market or offer ACC certificate products; however, compensation at reduced rates will continue to be paid to AEB and AEBI under the agreements until the earlier of the date upon which the business sold or marketed previously by AEB and AEBI no longer remains in effect or termination of the agreements. The amount of certificate reserves associated with this business was approximately $4.4 million and $731.5 million as of December 31, 2006 and 2005, respectively.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying financial statements are presented in accordance with U.S. generally accepted accounting principles. ACC uses the equity method of accounting for its wholly owned unconsolidated subsidiary, Investors Syndicate Development Corporation, as prescribed by the Securities and Exchange Commission ("SEC") for non-investment company subsidiaries. Certain reclassifications of prior period amounts have been made to conform to the current presentation.

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

CASH AND CASH EQUIVALENTS

ACC has defined cash and cash equivalents as cash in banks and highly liquid investments with original maturities of 90 days or less.

AVAILABLE-FOR-SALE SECURITIES

Debt securities and marketable equity securities are classified as Available-for-Sale and carried at fair value which is generally based on quoted market prices. Unrealized gains (losses) on securities classified as Available-for-Sale are reflected, net of taxes, in accumulated other comprehensive income (loss) as part of Shareholder's Equity.

ACC uses the specific identification method for determining cost in computing realized gains (losses) on securities. Gains (losses) are recognized in the results of operations upon disposition of the securities. In addition, losses are also recognized when management determines that a decline in value is other-than-temporary, which requires judgment regarding the amount and timing of recovery. Indicators of other-than-temporary impairment for debt securities include issuer downgrade, default or bankruptcy. ACC also considers the extent to which cost exceeds fair value, the duration of time of that decline and management's judgment as to the issuer's current and prospective financial condition, as well as ACC's ability and intent to hold until recovery. The charges are reflected in net realized (loss) gain on investments in the Statements of Income.

FIRST MORTGAGE LOANS ON REAL ESTATE AND OTHER LOANS

First mortgage loans on real estate reflect principal amounts outstanding less allowance for losses, which is the basis for determining realized gains (losses). Other loans reflect amortized cost less allowance for losses.

The allowance for loan losses is measured as the excess of the loan's recorded investment over its present value of expected principal and interest payments discounted at the loan's effective interest rate or the fair value of collateral. Additionally, the level of the allowance for loan losses is determined based on several factors, including historical experience and current economic and political conditions. Management regularly evaluates the adequacy of the allowance for loan losses and believes it is adequate to absorb estimated losses in the portfolio.

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

FEDERAL INCOME TAXES

ACC's taxable income is included in the consolidated federal income tax return of Ameriprise Financial. ACC provides for income taxes on a separate return basis, except that, under an agreement between Ameriprise Financial and ACC, tax benefits are recognized for losses to the extent they can be used in the consolidated return. It is the policy of Ameriprise Financial that it will reimburse its subsidiaries for any tax benefits recorded.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted provided that the entity has not issued financial statements for any period within the year of adoption. The provisions of SFAS 157 are required to be applied prospectively as of the beginning of the fiscal year in which SFAS 157 is initially applied, except for certain financial instruments as defined in SFAS 157 which will require retrospective application of SFAS 157. The transition adjustment, if any, will be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for the fiscal year of adoption. The Company is currently evaluating the impact of SFAS 157 on its results of operations and financial condition.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB 108 does not change the SEC staff's previous positions in SAB No. 99, "Materiality," regarding qualitative considerations in assessing the materiality of misstatements. SAB 108 was effective for fiscal years ending after November 15, 2006. The effect of adopting SAB 108 on the Company's results of operations and financial condition was insignificant.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007. The effect of adopting FIN 48 on the Company's results of operations and financial condition was not material.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"). SFAS 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). SFAS 155: (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (ii) clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS 133; (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company adopted SFAS 155 as of January 1, 2007. The effect of adopting SFAS 155 on the Company's results of operations and financial condition is not expected to be significant.

Effective January 1, 2006, the Company adopted SFAS No. 154, "Accounting Changes and Error Corrections," ("SFAS 154"). This Statement replaced APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changed the requirements for the accounting for and reporting of a change in accounting principle. The effect of adopting SFAS 154 on the Company's results of operations and financial condition was insignificant.

Effective January 1, 2006, the Company adopted FASB Staff Position ("FSP") FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." ("FSP FAS 115-1and FAS 124-1"). FSP FAS 115-1 and FAS 124-1 address the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The impact of the adoption of FSP FAS 115-1 and FAS 124-1 on the Company's results of operations and financial condition was not material.

2. DEPOSIT OF ASSETS AND MAINTENANCE OF QUALIFIED ASSETS

Under the provisions of its certificates and the 1940 Act, ACC was required to have Qualified Assets (as defined in Section 28(b) of the 1940 Act) in the amount of $4.7 billion and $5.6 billion at December 31, 2006 and 2005, respectively. ACC reported Qualified Assets of $5.1 billion and $6.0 billion at December 31, 2006 and 2005, respectively. Qualified Assets exclude net unrealized pretax losses on Available-for-Sale securities of $78.1 million and $88.5 million at December 31, 2006 and 2005, respectively, and unsettled investment purchases of $1.8 million and $6.6 million at December 31, 2006 and 2005, respectively.

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

Pursuant to provisions of the certificates, the 1940 Act, the Central Depository Agreement and requirements of various states, qualified assets (accounted for on a trade date basis) of ACC were deposited as follows:

                                                                                      DECEMBER 31, 2006
                                                                            --------------------------------------
                                                                                           REQUIRED
                                                                             DEPOSITS      DEPOSITS        EXCESS
                                                                            ----------    ----------      --------
                                                                                        (in thousands)

 Deposits to meet certificate liability requirements:
   Pennsylvania (at market value) ......................................    $      153    $      150      $      3
   Texas, Illinois, New Jersey (at par value) ..........................           222           215             7
   Central Depository (at amortized cost) ..............................     4,978,537     4,678,232       300,305
                                                                            ----------    ----------      --------
     Total..............................................................    $4,978,912    $4,678,597      $300,315
                                                                            ==========    ==========      ========


                                                                                      DECEMBER 31, 2005
                                                                            --------------------------------------
                                                                                           REQUIRED
                                                                             DEPOSITS      DEPOSITS        EXCESS
                                                                            ----------    ----------      --------
                                                                                        (in thousands)

 Deposits to meet certificate liability requirements:
   Pennsylvania (at market value) ......................................    $      150    $      150      $      -
   Texas, Illinois, New Jersey (at par value) ..........................           222           215             7
   Central Depository (at amortized cost) ..............................     5,968,097     5,615,849       352,248
                                                                            ----------    ----------      --------
     Total..............................................................    $5,968,469    $5,616,214      $352,255
                                                                            ==========    ==========      ========

The assets on deposit with the Central Depository at December 31, 2006 and 2005 consisted of securities and other loans having a deposit value of $4.6 billion and $5.6 billion, respectively, mortgage loans on real estate of $265.5 million and $303.3 million, respectively, and other investments of $65.6 million and $69.4 million, respectively. Additionally, these assets on deposit include unsettled purchases of investments in the amount of $1.8 million and $6.6 million at December 31, 2006 and 2005, respectively.

Ameriprise Trust Company, the custodian for ACC, is the Central Depository. See Note 7.

3. INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

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

Available-for-Sale securities at December 31, 2006 are distributed by type as presented below:

                                                                 GROSS         GROSS
                                                  AMORTIZED    UNREALIZED    UNREALIZED        FAIR
                                                     COST        GAINS         LOSSES          VALUE
                                                 ----------   -----------    ----------     ----------
                                                                     (in thousands)

   Mortgage and other asset-backed securities..  $2,718,298   $     2,464    $  (48,570)    $2,672,192
   Corporate debt securities...................   1,554,492         1,127       (33,421)     1,522,198
   Stated maturity preferred stock.............       5,784             7           (64)         5,727
   Perpetual preferred stock...................      19,613         1,097             -         20,710
   U.S. Government and agency obligations......      21,346             -          (475)        20,871
   State and municipal obligations.............       9,016             -          (305)         8,711
                                                 ----------   -----------    ----------     ----------
     Total.....................................  $4,328,549   $     4,695    $  (82,835)    $4,250,409
                                                 ==========   ===========    ==========     ==========

Available-for-Sale securities at December 31, 2005 are distributed by type as presented below:

                                                                 GROSS         GROSS
                                                  AMORTIZED    UNREALIZED    UNREALIZED        FAIR
                                                     COST        GAINS         LOSSES          VALUE
                                                 ----------   -----------    ----------     ----------
                                                                     (in thousands)

   Mortgage and other asset-backed securities..  $3,266,592   $     4,313    $  (52,414)    $3,218,491
   Corporate debt securities...................   2,035,108         3,794       (43,152)     1,995,750
   Stated maturity preferred stock.............      11,186            73           (82)        11,177
   Perpetual preferred stock...................       7,782            17          (234)         7,565
   U.S. Government and agency obligations......      22,661             -          (465)        22,196
   State and municipal obligations.............       9,032             -          (397)         8,635
                                                 ----------   -----------    ----------     ----------
     Total.....................................  $5,352,361   $     8,197    $  (96,744)    $5,263,814
                                                 ==========   ===========    ==========     ==========

Investments in securities with fixed maturities, on an amortized cost basis, comprised 88 percent and 90 percent of ACC's total investments at December 31, 2006 and 2005, respectively. Securities are rated by either Moody's, Standard & Poor's (S&P), or by RiverSource Investments, LLC, using criteria similar to Moody's and S&P, when a public rating does not exist. Ratings are presented using S&P's convention and if the two agency's ratings differ, the lower rating is used. A summary of investments in securities with fixed maturities, at amortized cost, by rating of investment is as follows:

RATING                                       2006           2005
                                            ------         ------
AAA..................................         62%            59%
AA...................................         10              8
A....................................         11             14
BBB..................................         14             16
Below investment grade...............          3              3
                                            ------         ------
    Total............................        100%           100%
                                            ======         ======

Of the securities rated AAA, 42 percent and 43 percent at December 31, 2006 and 2005, respectively, are U.S. Government Agency mortgage-backed securities that are rated by a public rating agency. At both December 31, 2006 and 2005, approximately 3 percent of securities with fixed maturities, other than GNMA, FNMA and FHLMC, are rated by RiverSource Investments, LLC.

The following table provides information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2006:

                                    LESS THAN 12 MONTHS              12 MONTHS OR MORE                     TOTAL
                                --------------------------      --------------------------      --------------------------
                                   FAIR         UNREALIZED         FAIR         UNREALIZED         FAIR         UNREALIZED
                                   VALUE          LOSSES           VALUE          LOSSES           VALUE          LOSSES
                                -----------     ----------      -----------     ----------      -----------    -----------
                                                                      (in thousands)
Mortgage and other
 asset-backed securities.....   $   236,573     $   (1,444)     $ 1,986,235     $  (47,126)     $ 2,222,808    $   (48,570)
Corporate debt securities....        84,805           (428)       1,308,667        (32,993)       1,393,472        (33,421)
Stated maturity
 preferred stock.............             -              -            3,859            (64)           3,859            (64)
U.S. Government and agency
 obligations.................           202             (1)          20,669           (474)          20,871           (475)
State and municipal
 obligations.................             -              -            8,696           (305)           8,696           (305)
                                -----------     ----------      -----------     ----------      -----------    -----------
Total........................   $   321,580     $   (1,873)     $ 3,328,126     $  (80,962)     $ 3,649,706    $   (82,835)
                                ===========     ==========      ===========     ==========      ===========    ===========

The following table provides information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2005:

                                     LESS THAN 12 MONTHS              12 MONTHS OR MORE                     TOTAL
                                 --------------------------      --------------------------      --------------------------
                                    FAIR         UNREALIZED         FAIR         UNREALIZED         FAIR         UNREALIZED
                                    VALUE          LOSSES           VALUE          LOSSES           VALUE          LOSSES
                                 -----------     ----------      -----------     ----------      -----------    -----------
                                                                      (in thousands)
Mortgage and other
 asset-backed securities......   $ 1,884,284     $  (26,741)     $   816,052     $  (25,673)     $ 2,700,336    $   (52,414)
Corporate debt securities.....     1,002,070        (20,372)         601,793        (22,780)       1,603,863        (43,152)
Stated maturity
 preferred stock..............         3,079            (53)           1,105            (29)           4,184            (82)
Perpetual preferred stock.....             -              -            5,059           (234)           5,059           (234)
U.S. Government and agency
 obligations..................        21,996           (465)               -              -           21,996           (465)
State and municipal
 obligations..................             -              -            8,605           (397)           8,605           (397)
                                 -----------     ----------      -----------     ----------      -----------    -----------
Total.........................   $ 2,911,429     $  (47,631)     $ 1,432,614     $  (49,113)     $ 4,344,043    $   (96,744)
                                 ===========     ==========      ===========     ==========      ===========    ===========

In evaluating potential other-than-temporary impairments, ACC considers the extent to which cost exceeds fair value and the duration and size of that difference. A key metric in performing this evaluation is the ratio of fair value to cost. The following table summarizes the unrealized losses by ratio of fair value to cost as of December 31, 2006:

                        LESS THAN 12 MONTHS                    12 MONTHS OR MORE                           TOTAL
                ----------------------------------   ------------------------------------   ------------------------------------
RATIO OF FAIR     NUMBER                  GROSS        NUMBER                    GROSS        NUMBER                    GROSS
VALUE TO            OF                  UNREALIZED       OF                    UNREALIZED       OF                    UNREALIZED
AMORTIZED COST  SECURITIES   FAIR VALUE   LOSSES     SECURITIES   FAIR VALUE     LOSSES     SECURITIES   FAIR VALUE     LOSSES
                ----------------------------------   ------------------------------------   ------------------------------------
                                                  (in thousands, except number of securities)

95% - 100%          75        $321,580    $(1,873)      394       $3,280,997    $(77,081)       469      $3,602,577    $(78,954)
90% - 95%            -               -          -        15           41,987      (3,083)        15          41,987      (3,083)
80% - 90%            -               -          -         3            5,142        (798)         3           5,142        (798)
                ----------------------------------   ------------------------------------   ------------------------------------
  Total             75        $321,580    $(1,873)      412       $3,328,126    $(80,962)       487      $3,649,706    $(82,835)
                ==================================   ====================================   ====================================

A majority of the gross unrealized losses related to corporate debt and substantially all of the gross unrealized losses related to mortgage and other asset-backed securities are attributable to changes in interest rates. A portion of the gross unrealized losses related to corporate debt securities are also attributed to credit spreads and specific issuer credit events. As noted in the table above, a significant portion of the unrealized loss relates to securities that have a fair value to amortized cost ratio of 95% or above resulting in an overall 98% ratio of fair value to amortized cost for all securities with an unrealized loss. The $0.8 million in unrealized losses for securities with an unrealized loss for twelve months or more and a fair value to amortized cost ratio in the 80-90% category relates to three corporate debt securities for which ACC expects that all contractual principal and interest will be received. The unrealized losses in the other categories are not concentrated in any individual industry or with any individual security.

ACC monitors the investments and metrics discussed above on a quarterly basis to identify and evaluate investments that have indications of possible other-than-temporary impairment. See the Available-for-Sale Securities section of Note 1 for information regarding ACC's policy for determining when an investment's decline in value is other than temporary. As stated earlier, the majority of the gross unrealized losses on its Available-for-Sale securities are attributable to changes in interest rates. Additionally, ACC has the ability and intent to hold these securities for a time sufficient to recover its amortized cost and has, therefore, concluded that none are other-than-temporarily impaired at December 31, 2006.

The following is a distribution of Available-for-Sale securities by maturity as of December 31, 2006. Cash flows may differ from contractual maturities because issuers may call or prepay obligations.

                                                               AMORTIZED          FAIR
                                                                 COST            VALUE
                                                              ----------       ----------
                                                                    (in thousands)

Due within 1 year..........................................   $  204,907       $  203,955
Due from 1 to 5 years......................................    1,252,250        1,224,660
Due from 5 to 10 years.....................................      133,273          128,687
Due in more than 10 years..................................          208              205
                                                              ----------       ----------
                                                               1,590,638        1,557,507
Mortgage and asset-backed securities.......................    2,718,299        2,672,192
Perpetual preferred stock..................................       19,612           20,710
                                                              ----------       ----------
  Total....................................................   $4,328,549       $4,250,409
                                                              ==========       ==========

Mortgage and other asset-backed securities primarily reflect GNMA, FNMA, and FHLMC securities at December 31, 2006 and 2005. The expected payouts on mortgage and other asset-backed securities may not coincide with their contractual maturities. As such, these securities, as well as perpetual preferred stock, were not included in the maturities distribution.

At December 31, 2006 and 2005 no one issuer, other than GNMA, FNMA and FHLMC, is greater than one percent of the fair market value of ACC's total investment portfolio.

Included in net realized gains and losses are gross realized gains and losses on sales of securities, as well as other-than-temporary impairment losses on investments, classified as Available-for-Sale, using the specific identification method, as noted in the following table for the years ended December 31:

                                                                 2006      2005       2004
                                                               -------   --------    -------
                                                                      (in thousands)

 Gross realized gains from sales...........................    $ 1,815   $  1,988    $ 6,103
 Gross realized losses from sales..........................     (3,045)   (19,365)    (1,116)
 Other-than-temporary impairments..........................          -        (27)      (592)

4. INVESTMENTS IN FIRST MORTGAGE LOANS ON REAL ESTATE AND OTHER LOANS

The carrying amounts of first mortgage loans on real estate and other loans at December 31 are below:

                                                                  2006             2005
                                                                ---------        ---------
                                                                     (in thousands)
First mortgage loans on real estate............................ $ 268,563        $ 306,318
Other loans....................................................   146,856          130,969
Reserve for losses.............................................    (6,536)          (6,536)
                                                                ---------        ---------
  First mortgage and other loans, net.......................... $ 408,883        $ 430,751
                                                                =========        =========

At December 31, 2006 and 2005, ACC did not hold investments in impaired mortgage or other loans. ACC recognized nil and $0.1 million of interest income related to such investments for the years ended December 31, 2006 and 2005, respectively.

At both December 31, 2006 and 2005, approximately six percent and five percent, respectively, of ACC's invested assets were first mortgage loans on real estate. Concentrations of credit risk of first mortgage loans on real estate by region at December 31 were:

                                                                            2006          2005
                                                                           ------        -------
Mortgages by U.S. region:
     North Central.................................................          28%            25%
     Atlantic......................................................          23             22
     Pacific.......................................................          18             19
     South Central.................................................          14             14
     Mountain......................................................          12             12
     New England...................................................           5              8
                                                                           ------        -------
Total..............................................................         100%           100%
                                                                           ======        =======

Concentrations of credit risk of first mortgage loans on real estate by property type at December 31 were:

                                                                            2006          2005
                                                                           ------        -------
Mortgage loans by U.S. property type:
     Office buildings..............................................          42%            46%
     Apartments....................................................          19             16
     Shopping centers and Retail...................................          17             17
     Industrial buildings..........................................          14             12
     Other.........................................................           8              9
                                                                           ------        -------
Total..............................................................         100%           100%
                                                                           ======        =======

At December 31, 2006 and 2005, commitments for funding of first mortgage loans on real estate, at market interest rates, aggregated nil and $9.3 million, respectively. ACC holds the mortgage document, which gives ACC the right to take possession of the property if the borrower fails to perform according to the terms of the agreements. ACC employs policies and procedures to ensure the creditworthiness of the borrowers and that funds will be available on the funding date. ACC's first mortgage loans on commercial real estate are restricted to 80 percent or less of the market value of the real estate at the time of the loan funding. Fair values for these commitments were not substantially different from the commitment amounts at December 31, 2006 and 2005.

5. CERTIFICATE RESERVES

Reserves maintained on outstanding certificates have been computed in accordance with the provisions of the certificates and Section 28 of the 1940 Act. The average rates of accumulation on certificate reserves at December 31, 2006 were as follows:

                                                                              AVERAGE GROSS       AVERAGE
                                                              RESERVE         ACCUMULATION       ADDITIONAL
                                                              BALANCE             RATES         CREDIT RATES
                                                            -------------------------------------------------
                                                                    (in thousands, except percentages)

Installment certificates:
Reserves to mature:
  With guaranteed rates..........................           $    5,086             4.00%            0.50%
  Without guaranteed rates (a) ..................               61,719                 -            3.24%
Additional credits and accrued interest:
  With guaranteed rates..........................                1,139             3.33%                -
  Without guaranteed rates (a)...................                  870                 -            0.44%
Advance payments and accrued interest (b) .......                  278             3.42%                -
Other............................................                    1                 -            0.37%
Fully paid certificates:
Reserves to mature:
  With guaranteed rates..........................               66,294             3.19%            0.03%
  Without guaranteed rates (a) and (c) ..........            4,539,863                 -            4.22%
Additional credits and accrued interest..........               44,322                 -            0.26%
Due to unlocated certificate holders.............                   30                 -                -
                                                            ----------
Total............................................           $4,719,602
                                                            ==========

The average rates of accumulation on certificate reserves at December 31, 2005 were as follows:

                                                                              AVERAGE GROSS       AVERAGE
                                                              RESERVE         ACCUMULATION       ADDITIONAL
                                                              BALANCE             RATES         CREDIT RATES
                                                            -------------------------------------------------
                                                                    (in thousands, except percentages)

Installment certificates:
Reserves to mature:
  With guaranteed rates..........................           $    7,496             4.00%            0.50%
  Without guaranteed rates (a) ..................               80,388                 -            2.72%
Additional credits and accrued interest:
  With guaranteed rates..........................                1,750             3.30%                -
  Without guaranteed rates (a)...................                  882                 -            0.18%
Advance payments and accrued interest (b) .......                  369             3.41%                -
Other............................................                    1                 -            0.23%
Fully paid certificates:
Reserves to mature:
  With guaranteed rates..........................               74,115             3.20%            0.05%
  Without guaranteed rates (a) and (c) ..........            5,448,914                 -            3.23%
Additional credits and accrued interest..........               34,689                 -            0.41%
Due to unlocated certificate holders.............                   31                 -                -
                                                            ----------
Total............................................           $5,648,635
                                                            ==========

(a) There is no minimum rate of accrual on these reserves. Interest is declared periodically, quarterly, or annually in accordance with the terms of the separate series of certificates.

(b) Certain series of installment certificates guarantee accrual of interest on advance payments at an average of 3.26 percent. ACC's rate of accrual is currently set at 4 percent, which is in effect through April 2008.

(c) Ameriprise Stock Market Certificate and Ameriprise Market Strategy
    Certificate enable the certificate owner to participate in any relative rise in a major stock market index without risking loss of principal.
    Generally the certificates have a term of 52 weeks and may continue for up to 20 successive terms. The reserve balances on these certificates at December 31, 2006 and 2005 were $1.1 billion and $1.3 billion, respectively.

Certificate maturities and surrenders during the years ended December 31, 2006 and 2005 were $3.1 billion and $3.6 billion, respectively.

On certain series of single payment certificates, additional interest is pre-declared for periods greater than one year. The retained earnings appropriated for the pre-declared additional interest at December 31, 2006 and 2005 was $3.5 million and $3.2 million, respectively, which reflects the difference between certificate reserves on these series, calculated on a statutory basis, and the reserves maintained per books.

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

The carrying amounts of net certificate reserves at December 31, 2006 and 2005, respectively, consisted of the following:

                                                                                         2006              2005
                                                                                      ----------        ----------
                                                                                             (in thousands)
   Reserves with terms of one year or less........................................... $4,275,459        $5,073,606
   Other.............................................................................    444,143           575,029
                                                                                      ----------        ----------
   Total certificate reserves........................................................  4,719,602         5,648,635
                                                                                      ----------        ----------
   Unapplied certificate transactions................................................      2,032               975
   Certificate loans and accrued interest ...........................................     (9,657)          (11,456)
                                                                                      ----------        ----------
   Total............................................................................. $4,711,977        $5,638,154
                                                                                      ==========        ==========

6. DIVIDEND RESTRICTION

Certain series of installment certificates outstanding provide that cash dividends may be paid by ACC only in calendar years for which additional credits of at least one-half of one percent on such series of certificates have been authorized by ACC. This restriction has been satisfied for 2006 and 2005 by ACC's declaration of additional credits.

ACC is required to maintain cash and "qualified assets" meeting the standards of Section 28(b) of the 1940 Act, as modified by an order of the SEC. The amortized cost of such investments must be at least equal to ACC's net liabilities on all outstanding face-amount certificates plus $250,000. ACC's qualified assets consist of cash and cash equivalents, first mortgage loans on real estate and other loans, U.S. government and government agency securities, municipal bonds, corporate bonds, preferred stocks and other securities meeting specified standards. So long as ACC wishes to rely on the SEC order, as a condition to the order, ACC has agreed to maintain an amount of unappropriated retained earnings and capital equal to at least five percent of certificate reserves (less outstanding certificate loans). To the extent that payment of a dividend would decrease the capital ratio below the required five percent, payment of a dividend would be restricted. In determining compliance with this condition, qualified assets are valued in accordance with the provisions of Minnesota Statutes where such provisions are applicable.

ACC has also entered into a written understanding with the State of Minnesota, Department of Commerce, that ACC will maintain capital equal to five percent of the assets of ACC (less outstanding certificate loans). To the extent that payment of a dividend would decrease this ratio below the required five percent, payment of a dividend would be restricted. When computing its capital for these purposes, ACC values its assets on the basis of statutory accounting for insurance companies rather than generally accepted accounting principles. ACC is subject to annual examination and supervision by the State of Minnesota, Department of Commerce (Banking Division).

7. RELATED PARTY TRANSACTIONS

INVESTMENT ADVISORY, JOINT FACILITIES AND TECHNOLOGY SUPPORT

The investment advisory and services agreement with RiverSource Investments, LLC provides for a graduated scale of fees equal on an annual basis to 0.750 percent on the first $250 million of total book value of investments of ACC,
0.650 percent on the next $250 million, 0.550 percent on the next $250 million, 0.500 percent on the next $250 million and 0.107 percent on the amount in excess of $1 billion. The fee is payable monthly in an amount equal to one-twelfth of each of the percentages set forth above. Excluded from investments for purposes of this computation are first mortgage and other loans, real estate and any other asset on which ACC pays an outside advisory or service fee. The fee paid to RiverSource Investments, LLC for managing and servicing bank loans is equal to 0.35 percent of book value of the investment on an annual basis.

DISTRIBUTION SERVICES

Fees payable to AMPF on sales of ACC's certificates are based upon terms of agreements giving AMPF the right to distribute the certificates covered under the agreements. The agreements provide for payment of fees over a period of time.

From time to time, ACC may sponsor or participate in sales promotions involving one or more of the certificates and their respective terms. These promotions may offer a special interest rate to attract new clients or retain existing clients. To cover the cost of these promotions, distribution fees paid to AMPF may be lowered. From September 29, 2004 through March 1, 2005, ACC sponsored a sales promotion on the 7 and 11-month Flexible Savings Certificates. ACC ran another promotion from August 30, 2006 through January 2, 2007 on the 7-month Flexible Savings Certificate. During those promotions, the distribution fee on Flexible Savings Certificates was 0.08 percent of the initial payment and 0.08 percent of the reserves maintained for these certificates at the beginning of the second and subsequent quarters after issuance.

The aggregate fees payable under the agreements are $25 per $1,000 face amount of installment certificates sold on or after April 30, 1997. The aggregate fees payable for the first year is $2.50 per $1,000 face amount of installment certificates and the remaining $22.50, is payable over nine subsequent years.

The previously offered American Express Investors Certificates have contractual distribution fee rates at an annualized rate of one percent of the reserves maintained for the certificates. Fees are paid at the end of each term on certificates with a one, two or three-month term. Fees are paid each quarter from date of issuance on certificates with a six, twelve, twenty-four or thirty-six month term. The distribution fee rate decreased 15 basis points on October 1, 2005 and another five basis points on January 1, 2006 as a consequence of the orderly wind-down of business marketed through AEB and AEBI.

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

Effective April 26, 2000, the previously offered American Express Stock Market Certificates, sold through American Express Bank International, have contractual distribution fee rates of 1.00 percent. Fees are paid on the purchase price on the first day of the certificate's term and on the reserves maintained for these certificates at the beginning of each subsequent term.

The basis for computing fees paid or payable to AEB for the distribution of the previously offered American Express Special Deposits Certificates on an annualized basis is 1.25 percent of the reserves maintained for the certificates on an amount from $100,000 to $249,999, 0.80 percent on an amount from $250,000 to $499,999, 0.65 percent on an amount from $500,000 to $999,999 and 0.50 percent on an amount $1,000,000 or more. Fees are paid at the end of each term on certificates with a one, two, or three-month term. Fees are paid at the end of each quarter from date of issuance on certificates with six, twelve, twenty-four, or thirty-six month terms. The distribution fee rate decreased 15 basis points on October 1, 2005 and another five basis points on January 1, 2006 as a consequence of the orderly wind-down of business marketed through AEB and AEBI.

DEPOSITORY FEES

The basis for computing fees paid or payable to Ameriprise Trust Company for depository services is as follows:

Depository fees paid or payable to Ameriprise Trust Company is:
Maintenance charge per account.........  5 cents per $1,000 of assets on deposit

Transaction charge.....................  $20 per transaction

Security loan activity:
  Depository Trust Company
   receive/deliver.....................  $20 per transaction
  Physical receive/deliver.............  $25 per transaction
  Exchange collateral..................  $15 per transaction

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

As of January 1, 2007, updated related party contracts become effective relating to investment advisory fees, distribution services and transfer agent fees, with no material changes in terms and services.

8. INCOME TAXES

Provisions (benefits) for income taxes were:

                                                           2006        2005         2004
                                                         --------    --------     --------
                                                                  (in thousands)

 CURRENT INCOME TAX:
   Federal.............................................. $ 21,111    $  3,760     $ 44,763
   State and local......................................    1,542        (534)         826
                                                         --------    --------     --------
     Total current income tax...........................   22,653       3,226       45,589
                                                         --------    --------     --------
 DEFERRED INCOME TAX:
   Federal..............................................  (12,486)     12,987      (18,934)
   State and local......................................   (1,828)          -            -
                                                         --------    --------     --------
     Total deferred income tax..........................  (14,314)     12,987      (18,934)
                                                         --------    --------     --------
 TOTAL INCOME TAX PROVISION............................. $  8,339    $ 16,213     $ 26,655
                                                         ========    ========     ========

The principal reasons that the aggregate income tax provision is different from that computed by using the U.S. statutory rate of 35% are as follows:

                                                           2006        2005         2004
                                                         --------    --------     --------
 Tax at U.S. statutory rate.........................      35.0%        35.0%        35.0%
 Dividend exclusion.................................      (1.2)%       (1.0)%       (1.1)%
 State income tax, net..............................      (3.4)%       (0.8)%        0.7%
 Contingency reserve................................       3.2%           -            -
 Other, net.........................................       0.9%         2.1%         0.3%
                                                         --------    --------     --------
 Income tax provision...............................      34.5%        35.3%        34.9%
                                                         ========    ========     ========

Deferred income tax provision (benefit) results from differences between assets and liabilities measured for financial reporting and for income tax purposes. The significant components of deferred tax assets and liabilities at December 31, 2006 and 2005, respectively are reflected in the following table:

                                                                    2006        2005
                                                                  --------    --------
                                                                     (in thousands)

Deferred income tax assets:
  Certificate reserves.........................................   $ 18,730    $ 11,010
  Investments, including bond discounts and premiums...........     24,859      18,754
  Investment unrealized losses, net............................     28,548      30,991
  Other........................................................         44          33
                                                                  --------    --------
Total deferred income tax assets...............................     72,181      60,788
                                                                  --------    --------
Deferred income tax liabilities:
  Other........................................................         43         520
                                                                  --------    --------
Total deferred income tax liabilities..........................         43         520
                                                                  --------    --------
Net deferred income tax assets.................................   $ 72,138    $ 60,268
                                                                  ========    ========

ACC is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. In the opinion of management, it is more likely than not that ACC will realize the benefit of the deferred tax assets and, therefore, no such valuation allowance has been established.

9. DERIVATIVE FINANCIAL INSTRUMENTS

ACC maintains an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate and equity market volatility. ACC may enter into interest rate swaps to manage interest rate sensitivity and currently enters into options and futures contracts to mitigate the negative effect on earnings that would result from an increase in the equity markets. ACC did not hold any interest rate swaps at December 31, 2006. ACC reclassified into earnings pretax losses of nil and $0.1 million as a result of interest rate swap agreements during 2006 and 2005, respectively. For the years ended December 31, 2006 and 2005, ACC recognized no losses on the derivatives as a result of ineffectiveness.

ACC offers Ameriprise Stock Market Certificates ("SMC") that offer a return based upon the relative change in a major stock market index between the beginning and end of the SMC's term. The SMC product contains an embedded derivative, essentially the equity based return of the certificate that must be separated from the host contract and accounted for as a derivative instrument. As a result of fluctuations in equity markets, and the corresponding changes in value of the embedded derivative, the amount of expenses incurred by ACC related to SMC will positively or negatively impact reported earnings. As a means of hedging its obligations under the provisions for these certificates, ACC purchases and writes call options on the major stock market index. ACC views this strategy as a prudent management of equity market sensitivity, such that earnings are not exposed to undue risk presented by changes in equity market levels. ACC also purchases futures on the major stock market index to economically hedge its obligations. The futures are marked-to-market daily and exchange traded, exposing ACC to no counterparty risk.

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

10. FAIR VALUES OF FINANCIAL INSTRUMENTS

The following table discloses fair value information for financial instruments. ACC discloses fair value information for financial instruments for which it is practicable to estimate that value. The fair values of the financial instruments presented are estimates based upon current market conditions and perceived risks at December 31, 2006 and 2005 and may require management judgment to estimate such values. These figures may not be indicative of future fair values. The fair value of the Company, therefore, cannot be estimated by aggregating the amounts presented herein. The estimated fair value of certain financial instruments such as cash and cash equivalents and certificate loans approximate the carrying amounts disclosed in the Balance Sheets.

The following table discloses carrying value and fair value information for the financial instruments at December 31:

                                                            2006                        2005
                                                  ------------------------    ------------------------
                                                   CARRYING        FAIR        CARRYING        FAIR
                                                    AMOUNT         VALUE        AMOUNT         VALUE
                                                  ----------    ----------    ----------    ----------
                                                                     (in thousands)

FINANCIAL ASSETS:
  Assets for which carrying values
     approximate fair values..................    $4,528,462    $4,528,462    $5,456,856    $5,456,856
  First mortgage loans on real estate
     and other loans net......................       408,883       421,526       430,751       442,583
FINANCIAL LIABILITIES:
  Liabilities for which carrying values
     approximate fair values..................    $   71,126    $   71,126    $   61,471    $   61,471
  Certificate reserves, net...................     4,711,977     4,705,983     5,638,154     5,629,872

The following methods were used to estimate the fair values of financial assets and financial liabilities:

FINANCIAL ASSETS

Assets for which carrying values approximate fair values are cash and cash equivalents, Available-for-Sale securities, and derivative assets. Generally these assets are either short-term in duration or are recorded at fair value on the Balance Sheets.

The fair value of mortgage loans on real estate, except those with significant credit deterioration, are estimated using discounted cash flow analysis, based on current interest rates for loans with similar maturities to borrowers of similar credit quality. For loans with significant credit deterioration, fair values are based on estimates of future cash flows discounted at rates commensurate with the risk inherent in the revised cash flow projections, or for collateral dependent loans, on collateral values.

FINANCIAL LIABILITIES

Liabilities for which carrying values approximate fair values include certain derivative and other liabilities. The carrying value approximates fair value because of their short-term nature or because they are recorded at fair value on the balance sheet.

For variable rate investment certificates that reprice within a year, carrying values approximate fair values. For other investment certificates, fair value is estimated using discounted cash flows based on current interest rates. The valuations are reduced by the amount of the applicable surrender charges.

Fair values of net certificate reserves with interest rate terms of one year or less (including embedded derivatives) approximated the carrying values less any applicable surrender charges. Fair values for other certificate reserves are determined by discounted cash flow analyses using interest rates currently offered for certificates with similar remaining terms, less any applicable surrender charges.

AMERIPRISE CERTIFICATE COMPANY                                                                                          SCHEDULE 1
INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS
AT DECEMBER 31, 2006

                                                                   BAL HELD AT 12/31/2006
                                                                      PRINCIPAL AMT OF
                                                                      BONDS & NOTES OR             COST      VALUE AT 12/31/2006
ISSUER NAME AND ISSUER TITLE                                            # OF SHARES            (NOTES a & c)      (NOTE a)
-------------------------------------------                        ---------------------------------------------------------------
BONDS AND NOTES

U.S. GOVERNMENT

U.S. Government-Direct Obligations

FANNIE MAE                                       2008       4.000%              15,000           $14,997         $14,731
FANNIE MAE                                       2012       4.450%               5,974             5,974           5,773
US TREASURY                                      2008       5.625%                 200               204             202
US TREASURY                                      2014       4.750%                 165               171             165
TOTAL - U.S. GOVERNMENT-DIRECT OBLIGATIONS                                      21,339            21,346          20,871

TOTAL - U.S. GOVERNMENT                                                         21,339            21,346          20,871

MORTGAGE BACKED SECURITIES
Mortgage Backed Securities
AESOP FUNDING II LLC AESOP_03-                   2009       3.720%               7,500             7,549           7,346 (d)
AESOP_05-4                                       2010       4.400%              18,000            17,996          17,641 (d)
AESOP_2003-2                                     2009       3.610%               4,700             4,666           4,604 (d)
AMCAR_04-BM                                      2011       2.670%               3,801             3,772           3,731
ARMT_2004-2                                      2035       5.247%               3,739             3,778           3,724
BAA_2003-1                                       2033       5.000%               3,772             3,793           3,695
BACM_03-1                                        2036       3.878%               8,499             8,456           8,203
BACM_2004-5                                      2041       4.176%              12,000            12,012          11,714
BALL_01-FM                                       2016       6.119%               2,649             2,649           2,699 (d)
BALL_06-LAQ                                      2021       5.510%              25,000            25,023          25,036 (d)
BANC OF AMERICA FUNDING CORP B                   2035       5.376%               7,526             7,576           7,504
BANK OF AMERICA MORTGAGE SECUR                   2033       4.158%              15,000            14,940          14,891
BANK ONE ISSUANCE TRUST BOIT                     2011       3.860%              13,400            13,399          13,117
BEAR STEARNS ALT-A TRUST BALTA                   2035       4.671%              10,075            10,054           9,872
BEAR STEARNS ALT-A TRUST BALTA                   2035       5.238%               4,705             4,719           4,673
BOAMS_04-B                                       2034       3.959%               9,295             9,267           9,203
BOAMS_04-F_2A6                                   2034       4.147%              10,000             9,842           9,831
BOAMS_04G                                        2034       4.553%               8,519             8,389           8,354
BOAMS_2004-E                                     2034       4.111%              15,000            14,892          14,708
BOAMS_2004-E                                     2034       4.030%               5,858             5,630           5,703
BOAMS_2004-H                                     2034       4.453%               4,823             4,774           4,725
BSARM_2003-2                                     2033       3.990%               5,952             5,961           5,874 (d)
BSCMS_03-TOP10                                   2040       4.000%               6,960             6,979           6,734
BSCMS_2004-PWR5                                  2042       4.254%               7,200             7,221           7,010
BSMF_06-AR5                                      2036       5.560%              17,500            17,500          17,500
BVMBS_05-1                                       2035       4.475%              12,822            12,782          12,267
CARAT_2004-2                                     2009       3.920%              10,000             9,914           9,834
CDCSC_02-FX1                                     2019       5.252%               7,783             7,798           7,782
CDTIM_05-1A                                      2017       4.670%               4,549             4,549           4,436 (d)
CENTEX HOME EQUITY CHECK_03-A                    2031       3.750%               2,624             2,607           2,591
CIT EQUIPMENT COLLATERAL 2004-                   2008       3.500%               1,919             1,919           1,898
CMAC_98-C1                                       2031       6.490%               3,581             3,689           3,614
CMLTI_05-3                                       2035       4.681%               8,360             8,317           8,235
COMM_04-LNB3                                     2037       4.713%               7,500             7,513           7,398
COUNTRYWIDE HOME LOANS CWHL_05                   2036       5.481%               1,947             1,946           1,945
CSFBMSC_04-C2                                    2036       3.819%               5,898             5,772           5,645
CWALT_05-24                                      2035       6.068%               8,591             8,679           8,610
CWALT_05-27                                      2035       6.215%              11,179            11,289          11,234
CWALT_06-OA19                                    2047       5.600%              24,988            24,988          24,988
CWALT_06-OC8                                     2036       5.460%              19,170            19,158          19,183
CWA_2004-33                                      2034       4.933%               4,117             4,145           4,100
CWA_2004-J7                                      2034       4.673%               4,332             4,322           4,271


AMERIPRISE CERTIFICATE COMPANY                                                                                          SCHEDULE 1
INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS
AT DECEMBER 31, 2006

                                                                   BAL HELD AT 12/31/2006
                                                                      PRINCIPAL AMT OF
                                                                      BONDS & NOTES OR             COST      VALUE AT 12/31/2006
ISSUER NAME AND ISSUER TITLE                                            # OF SHARES            (NOTES a & c)      (NOTE a)
-------------------------------------------                        ---------------------------------------------------------------
CWHEL_04-K                                       2034       5.650%               1,834             1,837           1,839
CWHL_04-12                                       2034       4.564%               7,402             7,322           7,339
CWHL_05-HYB7                                     2035       5.760%              19,595            19,703          19,639
CWL_06-24                                        2036       5.440%              25,000            25,000          25,000
DART_05-2                                        2010       4.120%               8,573             8,573           8,522 (d)
DEUTSCHE ALT-A SECURITIES INC                    2037       5.545%              24,300            24,300          24,307
DLJCMC_99-CG3                                    2032       7.120%                 674               674             675
DRAT_04-1                                        2008       3.500%                 248               248             248 (d)
EQUITY ONE EQABS_2004-3                          2034       4.265%               3,762             3,755           3,748
EQUITY ONE EQABS_2004-3                          2034       5.100%              10,000            10,123           9,934
FANNIE MAE                                       2019       6.075%              11,355            11,584          11,349
FANNIE MAE                                       2033       4.548%               9,166             9,038           8,887
FANNIE MAE 050973                                2009       6.000%               1,347             1,334           1,350
FANNIE MAE 105989                                2020       5.585%                 163               172             167
FANNIE MAE 190726                                2033       7.162%                 702               717             717
FANNIE MAE 249907                                2024       6.875%                 652               658             667
FANNIE MAE 250670                                2011       7.000%                 236               236             239
FANNIE MAE 250671                                2011       7.500%                 680               680             691
FANNIE MAE 250857                                2012       7.000%                 607               605             616
FANNIE MAE 252259                                2014       5.500%                  50                49              50
FANNIE MAE 252344                                2014       5.500%               3,597             3,525           3,612
FANNIE MAE 252381                                2014       5.500%               3,348             3,276           3,361
FANNIE MAE 254010                                2008       5.500%                 894               892             896
FANNIE MAE 254195                                2017       5.500%               5,791             5,775           5,808
FANNIE MAE 254508                                2012       5.000%               9,691             9,848           9,609
FANNIE MAE 254584                                2012       5.000%              15,203            15,392          15,074
FANNIE MAE 254586                                2013       5.000%              23,939            24,379          23,736
FANNIE MAE 254590                                2018       5.000%              20,991            21,136          20,701
FANNIE MAE 254591                                2018       5.500%              10,988            11,330          11,014
FANNIE MAE 254663                                2013       5.000%               3,391             3,431           3,362
FANNIE MAE 254720                                2018       4.500%              60,460            60,713          58,465
FANNIE MAE 303259                                2025       6.963%                 703               722             712
FANNIE MAE 303445                                2009       5.500%                 888               873             887
FANNIE MAE 303970                                2024       6.000%               2,801             2,765           2,832
FANNIE MAE 313042                                2011       7.000%                 474               475             478
FANNIE MAE 313522                                2012       7.000%               1,200             1,203           1,236
FANNIE MAE 313561                                2012       8.000%                 680               688             704
FANNIE MAE 323290                                2013       6.000%                 119               118             121
FANNIE MAE 323748                                2014       6.500%               2,059             2,021           2,108
FANNIE MAE 323833                                2014       6.000%               1,049             1,040           1,065
FANNIE MAE 36225                                 2016       9.000%                  10                10              11
FANNIE MAE 367005                                2012       7.000%                 493               491             508
FANNIE MAE 386642                                2008       3.930%              11,377            11,522          11,105
FANNIE MAE 509806                                2014       6.500%                 829               822             850
FANNIE MAE 51617                                 2017      10.000%                  11                11              12
FANNIE MAE 545249                                2016       5.500%               6,700             6,721           6,719
FANNIE MAE 545303                                2016       5.000%               8,220             8,114           8,112
FANNIE MAE 545400                                2017       5.500%               9,255             9,211           9,282
FANNIE MAE 545492                                2022       5.500%               2,967             2,938           2,956
FANNIE MAE 545679                                2022       5.500%               6,225             6,068           6,202
FANNIE MAE 545786                                2032       5.468%               2,108             2,117           2,113
FANNIE MAE 555724                                2018       4.500%               8,755             8,713           8,466
FANNIE MAE 566074                                2031       5.859%                 819               817             829
FANNIE MAE 584507                                2031       5.663%               1,150             1,145           1,173
FANNIE MAE 584829                                2016       6.000%               2,234             2,218           2,268
FANNIE MAE 585743                                2016       5.500%               6,447             6,473           6,466
FANNIE MAE 616220                                2016       5.000%               5,921             5,819           5,843



AMERIPRISE CERTIFICATE COMPANY                                                                                          SCHEDULE 1
INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS
AT DECEMBER 31, 2006

                                                                   BAL HELD AT 12/31/2006
                                                                      PRINCIPAL AMT OF
                                                                      BONDS & NOTES OR             COST      VALUE AT 12/31/2006
ISSUER NAME AND ISSUER TITLE                                            # OF SHARES            (NOTES a & c)      (NOTE a)
-------------------------------------------                        ---------------------------------------------------------------
FANNIE MAE 617270                                2017       5.000%               6,464             6,391           6,378
FANNIE MAE 620293                                2032       5.476%               2,099             2,084           2,103
FANNIE MAE 622462                                2016       5.500%               5,253             5,193           5,268
FANNIE MAE 623866                                2017       5.000%               8,054             8,031           7,948
FANNIE MAE 625943                                2017       5.000%              11,181            11,150          11,026
FANNIE MAE 651629                                2032       5.116%               1,262             1,263           1,264
FANNIE MAE 653342                                2032       5.350%                 503               504             512
FANNIE MAE 654158                                2032       4.952%               2,531             2,532           2,505
FANNIE MAE 654195                                2032       4.908%               3,755             3,757           3,735
FANNIE MAE 655646                                2032       5.743%               1,540             1,541           1,556
FANNIE MAE 655798                                2032       5.200%               4,434             4,423           4,447
FANNIE MAE 661349                                2032       5.433%               1,127             1,129           1,134
FANNIE MAE 661501                                2032       5.070%               1,461             1,465           1,461
FANNIE MAE 661744                                2032       5.323%               2,741             2,748           2,763
FANNIE MAE 664521                                2032       5.132%               2,921             2,929           2,924
FANNIE MAE 664750                                2032       4.910%               1,658             1,660           1,656
FANNIE MAE 670731                                2032       5.326%               4,950             4,969           4,935
FANNIE MAE 670779                                2032       5.139%               6,357             6,388           6,305
FANNIE MAE 670890                                2032       4.719%               7,126             7,138           7,078
FANNIE MAE 670912                                2032       5.070%               5,202             5,215           5,140
FANNIE MAE 670947                                2032       4.695%               5,061             5,074           5,025
FANNIE MAE 685479                                2018       4.500%              21,004            21,125          20,312
FANNIE MAE 694852                                2033       4.988%               5,082             5,171           5,017
FANNIE MAE 70007                                 2017       6.521%                 148               149             148
FANNIE MAE 701161                                2018       4.500%              13,856            13,939          13,399
FANNIE MAE 70117                                 2017       6.560%                  62                62              62
FANNIE MAE 701269                                2018       4.500%              16,220            16,315          15,685
FANNIE MAE 704592                                2018       5.000%               8,952             9,224           8,821
FANNIE MAE 708635                                2018       5.000%               6,440             6,633           6,345
FANNIE MAE 708646                                2018       4.500%               8,891             8,913           8,598
FANNIE MAE 722779                                2033       4.403%              11,418            11,442          11,046
FANNIE MAE 725558                                2034       4.575%               3,723             3,687           3,663
FANNIE MAE 725694                                2034       4.766%               5,534             5,423           5,356
FANNIE MAE 725719                                2033       4.844%               7,923             7,891           7,769
FANNIE MAE 733525                                2033       3.957%              11,754            11,278          11,200
FANNIE MAE 739194                                2033       5.055%               3,031             3,039           2,987
FANNIE MAE 743856                                2033       4.720%               2,764             2,767           2,698
FANNIE MAE 758873                                2033       4.475%               6,066             5,998           5,864
FANNIE MAE 774968                                2034       4.770%               3,314             3,353           3,242
FANNIE MAE 794787                                2034       5.158%               9,313             9,434           9,204
FANNIE MAE 799733                                2034       5.053%               5,489             5,586           5,448
FANNIE MAE 801917                                2034       5.009%              10,856            10,910          10,603
FANNIE MAE 804561                                2034       4.443%               6,549             6,564           6,447
FANNIE MAE 809532                                2035       4.920%               7,790             7,848           7,731
FANNIE MAE 834552                                2035       4.891%               8,854             8,907           8,724
FANNIE MAE 88879                                 2019       4.866%                 264               267             266
FANNIE MAE 89125                                 2019       6.874%                 514               525             523
FANNIE MAE FNMA_03-28                            2022       5.000%               7,087             7,193           6,943
FANNIE MAE FNMA_04-3                             2034       3.750%               5,248             5,257           5,204
FANNIE MAE FNMA_05-40                            2030       5.000%              10,552            10,605          10,378
FANNIE MAE FNMA_99-8                             2014       6.000%               3,542             3,520           3,571
FHAMS_04-AA7                                     2035       4.729%               4,928             4,955           4,891
FHAMS_05-AA2                                     2035       5.078%               6,746             6,870           6,734
FHAMS_05-AA3                                     2035       5.367%              12,024            12,141          11,955
FHAT_2004-A4                                     2034       5.389%               4,416             4,461           4,401
FHLMC_2382                                       2030       5.500%               3,810             3,780           3,793
FHLMC_2473                                       2030       5.500%                 141               140             140



AMERIPRISE CERTIFICATE COMPANY                                                                                          SCHEDULE 1
INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS
AT DECEMBER 31, 2006

                                                                   BAL HELD AT 12/31/2006
                                                                      PRINCIPAL AMT OF
                                                                      BONDS & NOTES OR             COST      VALUE AT 12/31/2006
ISSUER NAME AND ISSUER TITLE                                            # OF SHARES            (NOTES a & c)      (NOTE a)
-------------------------------------------                        ---------------------------------------------------------------
FHLMC_2478                                       2021       5.250%               4,416             4,411           4,397
FHLMC_2619                                       2022       5.000%              16,749            17,084          16,428
FHLMC_2835                                       2032       4.500%              10,814            10,801          10,503
FHLMC_2872                                       2022       4.500%               9,913             9,922           9,609
FHLMC_2901                                       2033       4.500%               5,944             5,939           5,801
FHLMC_2907                                       2019       4.500%               7,170             7,166           6,986
FMGT_03-T5                                       2013       4.055%               6,050             6,050           5,925
FNMA_02-10                                       2042       5.000%                  92                91              91
FNMA_03-18                                       2043       4.610%              10,014            10,021           9,928
FNMA_04-81                                       2020       4.350%              11,814            11,815          11,466
FNMA_04-89                                       2022       4.500%               9,865             9,815           9,626
FNMA_2004-W8                                     2044       4.572%               3,067             3,062           3,045
FREDDIE MAC 1B0183                               2031       5.297%               1,535             1,519           1,549
FREDDIE MAC 350190                               2022       7.000%                  86                88              88
FREDDIE MAC 405014                               2019       6.684%                  91                91              93
FREDDIE MAC 405092                               2019       6.827%                 123               122             125
FREDDIE MAC 405185                               2018       6.351%                 243               242             246
FREDDIE MAC 405243                               2019       6.544%                 120               120             122
FREDDIE MAC 405360                               2019       6.627%                  46                47              47
FREDDIE MAC 405437                               2019       7.400%                 102               101             103
FREDDIE MAC 405455                               2019       7.095%                 113               114             116
FREDDIE MAC 405615                               2019       7.112%                  98                99              99
FREDDIE MAC 605041                               2019       6.892%                  24                24              24
FREDDIE MAC 605048                               2018       6.851%                 128               128             131
FREDDIE MAC 605432                               2017       6.963%                 132               132             134
FREDDIE MAC 605433                               2017       6.534%                 242               243             246
FREDDIE MAC 605454                               2017       6.697%                 430               428             434
FREDDIE MAC 606024                               2019       6.365%                 159               157             160
FREDDIE MAC 606025                               2019       6.465%                 508               509             510
FREDDIE MAC 630074                               2018       5.750%                  44                43              44
FREDDIE MAC 780514                               2033       5.005%              12,490            12,813          12,306
FREDDIE MAC 780845                               2033       4.536%               6,282             6,106           6,092
FREDDIE MAC 780903                               2033       4.544%               6,197             6,138           5,989
FREDDIE MAC 781884                               2034       5.156%              40,580            41,067          39,847
FREDDIE MAC 785363                               2025       6.775%                 328               332             334
FREDDIE MAC 785619                               2026       7.375%                 232               233             238
FREDDIE MAC 785634                               2026       7.375%                  89                90              91
FREDDIE MAC 788941                               2031       5.474%                 570               561             574
FREDDIE MAC 840031                               2019       7.000%                  11                11              11
FREDDIE MAC 840035                               2019       7.066%                 108               107             109
FREDDIE MAC 840036                               2019       7.342%                  56                57              56
FREDDIE MAC 840072                               2019       6.706%                 103               103             104
FREDDIE MAC 845154                               2022       7.073%                 225               234             228
FREDDIE MAC 845523                               2023       7.070%                 174               179             175
FREDDIE MAC 845654                               2024       7.133%                 577               585             591
FREDDIE MAC 845730                               2023       7.184%               1,031             1,062           1,060
FREDDIE MAC 845733                               2024       6.716%                 823               837             845
FREDDIE MAC 846072                               2029       6.830%                 286               293             293
FREDDIE MAC 846107                               2025       7.711%                 234               240             238
FREDDIE MAC 865008                               2018       6.107%                 468               473             479
FREDDIE MAC FHLMC_2542                           2022       5.500%              10,776            11,034          10,729
FREDDIE MAC FHLMC_2548                           2022       5.500%              27,531            27,977          27,387
FREDDIE MAC FHLMC_2550                           2022       5.500%               8,053             8,197           8,018
FREDDIE MAC FHLMC_2556                           2022       5.500%              32,970            33,581          32,844
FREDDIE MAC FHLMC_2558                           2022       5.500%              10,334            10,501          10,289
FREDDIE MAC FHLMC_2574                           2022       5.000%               8,039             8,175           7,880
FREDDIE MAC FHLMC_2586                           2023       5.500%              10,169            10,410          10,111



AMERIPRISE CERTIFICATE COMPANY                                                                                          SCHEDULE 1
INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS
AT DECEMBER 31, 2006

                                                                   BAL HELD AT 12/31/2006
                                                                      PRINCIPAL AMT OF
                                                                      BONDS & NOTES OR             COST      VALUE AT 12/31/2006
ISSUER NAME AND ISSUER TITLE                                            # OF SHARES            (NOTES a & c)      (NOTE a)
-------------------------------------------                        ---------------------------------------------------------------
FREDDIE MAC FHLMC_2595                           2022       5.500%              70,796            72,318          70,527
FREDDIE MAC FHLMC_2597                           2022       5.500%              31,328            32,048          31,192
FREDDIE MAC FHLMC_2603                           2022       5.500%              25,255            25,805          25,150
FREDDIE MAC FHLMC_2770                           2032       3.750%               8,945             8,913           8,576
FREDDIE MAC FHR_2931-QA                          2015       4.500%              13,161            13,234          13,011
FREDDIE MAC GOLD C90581                          2022       5.500%               3,344             3,320           3,331
FREDDIE MAC GOLD C90582                          2022       5.500%               2,036             2,022           2,028
FREDDIE MAC GOLD E00151                          2007       7.500%                  52                52              52
FREDDIE MAC GOLD E00383                          2010       7.000%                 601               599             613
FREDDIE MAC GOLD E00388                          2010       7.000%                 331               328             338
FREDDIE MAC GOLD E00426                          2011       6.500%                 353               351             360
FREDDIE MAC GOLD E00484                          2012       6.500%                 290               285             297
FREDDIE MAC GOLD E01140                          2017       6.000%               8,792             9,063           8,919
FREDDIE MAC GOLD E76761                          2014       6.500%               1,470             1,451           1,502
FREDDIE MAC GOLD E77557                          2014       6.500%                 121               119             124
FREDDIE MAC GOLD E90153                          2017       6.000%               1,793             1,858           1,819
FREDDIE MAC GOLD E90154                          2017       6.000%               4,588             4,756           4,654
FREDDIE MAC GOLD E91041                          2017       5.000%               7,477             7,487           7,369
FREDDIE MAC GOLD E91491                          2012       5.000%               3,999             4,065           3,971
FREDDIE MAC GOLD E93341                          2012       5.000%              12,488            12,795          12,398
FREDDIE MAC GOLD E95403                          2018       5.000%               7,182             7,403           7,077
FREDDIE MAC GOLD E95556                          2013       4.500%               4,079             4,182           4,002
FREDDIE MAC GOLD E95562                          2013       4.500%               7,611             7,798           7,468
FREDDIE MAC GOLD E95671                          2018       5.000%               9,080             9,345           8,941
FREDDIE MAC GOLD E96172                          2013       4.500%              23,437            24,058          22,883
FREDDIE MAC GOLD G10364                          2010       7.000%                 415               414             420
FREDDIE MAC GOLD G10665                          2012       7.000%               2,320             2,315           2,385
FREDDIE MAC GOLD G10949                          2014       6.500%                 938               927             958
FREDDIE MAC GOLD G11004                          2015       7.000%                 334               332             340
FREDDIE MAC GOLD G11193                          2016       5.000%               5,027             4,962           4,957
FREDDIE MAC GOLD G11298                          2017       5.000%               7,116             7,127           7,013
FREDDIE MAC GOLD G30227                          2023       5.500%               8,479             8,798           8,443
GCCF_02-C1                                       2013       3.357%               2,560             2,558           2,519
GCCF_03-C2                                       2036       4.022%               6,000             6,057           5,837
GECAF_2003-1A                                    2015       5.900%              10,000            10,070           9,995 (d)
GECCMC_04-C2                                     2040       4.119%              12,700            12,585          12,291
GINNIE MAEII 008157                              2023       5.375%                 434               441             438
GINNIE MAEII 008206                              2017       5.375%                 203               201             205
GINNIE MAEII 008240                              2017       5.750%                  93                90              94
GINNIE MAEII 008251                              2017       5.750%                   8                 8               8
GINNIE MAEII 008274                              2017       5.125%                 294               289             297
GINNIE MAEII 008283                              2017       5.125%                  39                38              39
GINNIE MAEII 008293                              2017       5.125%                  78                77              79
GINNIE MAEII 008341                              2018       5.375%                  15                15              15
GINNIE MAEII 008353                              2018       5.375%                 147               145             148
GINNIE MAEII 008377                              2018       5.750%                  69                67              69
GINNIE MAEII 008428                              2018       5.125%                  28                28              29
GINNIE MAEII 008440                              2018       5.125%                 121               120             123
GINNIE MAEII 8365                                2018       5.375%                 175               169             176
GINNIE MAEII 8638                                2025       5.375%                 468               472             472
GMACCMSI_2004-C3                                 2041       4.207%               8,000             8,024           7,766
GMHE_2004-AR2                                    2034       4.384%               5,932             5,947           5,818
GMHE_2004-AR2                                    2034       5.216%               8,649             8,660           8,552
GNMA_02-48                                       2030       5.750%                   3                 3               3
GNMA_02-81                                       2025       3.815%              10,431            10,381          10,074
GNMA_03-17                                       2018       2.578%               7,564             7,537           7,269
GNMA_04-10                                       2031       4.043%               9,163             9,125           8,805



AMERIPRISE CERTIFICATE COMPANY                                                                                          SCHEDULE 1
INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS
AT DECEMBER 31, 2006

                                                                   BAL HELD AT 12/31/2006
                                                                      PRINCIPAL AMT OF
                                                                      BONDS & NOTES OR             COST      VALUE AT 12/31/2006
ISSUER NAME AND ISSUER TITLE                                            # OF SHARES            (NOTES a & c)      (NOTE a)
-------------------------------------------                        ---------------------------------------------------------------
GNMA_04-19                                       2034       4.500%              10,011            10,043           9,820
GNMA_04-77                                       2020       4.585%               7,759             7,865           7,657
GNMA_05-02                                       2019       4.116%              10,875            10,875          10,637
GNMA_05-10                                       2021       4.031%               6,934             6,934           6,760
GNMA_2004-23                                     2027       3.629%              14,050            14,050          13,265
GNMA_2004-45                                     2021       4.020%               8,935             8,889           8,679
GNMA_2004-60                                     2018       4.104%               7,178             7,178           7,032
GNMA_2004-XX                                     2020       2.913%               7,585             7,447           7,280
GPMF_05-AR5                                      2045       6.758%              15,761            16,117          16,066
GPMF_06-OH1                                      2037       5.560%              19,120            19,120          19,120
GSAP_05-5                                        2045       6.350%              14,894            14,795          14,773 (d)
GSMS_2004-GG2                                    2038       4.602%              12,215            12,305          12,022
GSR_04-10F                                       2019       4.500%               4,718             4,746           4,638
GSR_05-AR1                                       2035       4.941%              12,763            12,804          12,651
GSR_05-AR3                                       2035       5.021%              11,051            11,104          10,886
GSR_05-AR5                                       2035       5.178%              16,160            16,163          16,105
HARBORVIEW MORTGAGE LOAN TRUST                   2034       4.784%               7,329             7,388           7,140
HERTZ VEHICLE FINANCING LLC HE                   2009       3.230%              15,000            14,997          14,445 (d)
HOND_2004-3                                      2008       2.910%               4,013             4,013           3,971
HVMLT_04-5                                       2034       3.940%              10,000             9,705           9,723
HVMLT_04-7                                       2034       4.584%               7,459             7,396           7,370
HVMLT_05-15                                      2045       6.758%              20,123            20,590          20,550
HVMLT_05-8                                       2035       6.258%               8,907             8,996           8,997
HVMLT_06-14                                      2038       5.550%              17,500            17,500          17,500
HVMLT_2004-10                                    2035       5.263%               3,979             4,008           4,001
HVMLT_2004-6                                     2034       4.686%               4,858             4,823           4,721
HVML_2004-4                                      2034       2.975%               3,719             3,680           3,703
INABS_06-E                                       2037       5.470%              15,000            15,000          15,000
INDX_05-AR1                                      2035       5.175%               3,306             3,319           3,307
INDYMAC INDX MORTGAGE LOAN TRU                   2035       5.213%              10,013            10,071           9,940
JP MORGAN MORTGAGE ACQUISITION                   2036       5.470%              25,000            24,992          24,996
JPMCCMSC_03-CIBC6                                2037       4.393%               7,374             7,302           7,164
JPMCC_02-CIB5                                    2037       4.372%               7,965             8,019           7,812
JPMCC_04-C2                                      2041       4.278%               9,481             9,469           9,303
JPMCMFC_04-C1                                    2038       3.053%               4,550             4,489           4,379
LB-UBS COMM MORT TRUST LBUBSCM                   2026       5.969%               3,088             3,090           3,100
LB-UBS COMM MORT TRUST LBUBSCM                   2026       4.904%               7,500             7,506           7,466
LB-UBS COMM MORT TRUST LBUBSCM                   2026       4.023%               5,500             5,506           5,407
LB-UBS COMM MORT TRUST LBUBSCM                   2026       4.071%               7,642             7,679           7,449
LB-UBS COMM MORT TRUST LBUBSCM                   2027       4.064%              10,000            10,017           9,733
LB-UBS COMM MORT TRUST LBUBSCM                   2027       3.636%              10,875            10,891          10,607
LB-UBS COMM MORT TRUST LBUBSCM                   2027       4.207%               9,680             9,691           9,472
LBUBSCMT_04-C4                                   2029       4.567%              10,000            10,063           9,850
LBUBSCMT_05-C5                                   2030       4.741%              16,853            16,910          16,702
LBUBSCMT_2004-C7                                 2029       3.625%               4,763             4,776           4,650
LBUBSCMT_2004-C8                                 2029       4.201%              18,425            18,284          17,936
LBUBS_05-C1                                      2030       4.310%              13,100            13,005          12,756
LIFT - LEASE INVESTMENT FLIGHT                   2016       5.780%               2,605             2,605           2,527
LUMINENT MORTGAGE TRUST LUM_06                   2046       5.590%               9,432             9,432           9,459
MARM_05-1                                        2035       5.129%               8,045             8,117           8,032
MERRILL LYNCH MOR INVEST INC M                   2033       4.086%              10,000             9,977          10,111
MLCC_2004-1                                      2034       4.729%               3,730             3,738           3,677
MLMI_05-A1                                       2034       4.552%               7,055             7,071           6,961
MLMI_05-A2                                       2035       4.489%              11,711            11,714          11,471
MORGAN STANLEY CAPITAL I MSC_0                   2019       5.480%              25,000            25,012          25,013 (d)
MORGAN STANLEY CAPITAL I MSDWC                   2040       3.270%               3,677             3,685           3,528
MSALT_2004-HB2                                   2009       2.940%               2,560             2,560           2,536



AMERIPRISE CERTIFICATE COMPANY                                                                                          SCHEDULE 1
INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS
AT DECEMBER 31, 2006

                                                                   BAL HELD AT 12/31/2006
                                                                      PRINCIPAL AMT OF
                                                                      BONDS & NOTES OR             COST      VALUE AT 12/31/2006
ISSUER NAME AND ISSUER TITLE                                            # OF SHARES            (NOTES a & c)      (NOTE a)
-------------------------------------------                        ---------------------------------------------------------------
MSC 2004-IQ8 A3                                  2040       4.500%               7,000             7,018           6,825
MSCI_04-HQ4                                      2040       4.220%               7,000             7,000           6,811
MSDWCI_02-TOP7                                   2039       5.380%               3,107             3,123           3,111
MSDWCI_04-T13                                    2045       3.940%              15,000            14,803          14,433
MSM_2004-10AR                                    2034       4.875%               5,168             5,216           5,161
MSM_2004-10AR                                    2034       5.123%               5,970             6,037           5,983
MSM_2004-6AR                                     2034       4.343%               7,407             7,357           7,241
NAVOT_05-A                                       2014       4.430%               9,000             9,000           8,837
NEW YORK CITY TAX LIEN NYCTL_0                   2018       4.780%               1,613             1,613           1,601 (d)
NPF XII INC NPF12_00-2                           2007       5.769%              10,000                 0               0 (b)(d)(e)
NSLT_2001-A                                      2012       5.760%               5,938             6,078           5,964
PCMT_03-PWR1                                     2036       3.669%               6,410             6,250           6,154
POPLR_05-3                                       2035       4.437%              10,060            10,046           9,877
PROVIDIAN GATEWAY MASTER TRUST                   2011       3.350%               5,000             5,000           4,930 (d)
RALI_05-QA2                                      2035       5.068%              10,752            10,866          10,643
RALI_2004-QR1                                    2034       5.250%               5,245             5,280           5,111
RALI_2004-QS5                                    2034       4.750%               3,689             3,676           3,614
RAMC_05-3                                        2035       4.814%              10,000             9,987           9,877
RESIDENTIAL ACCREDIT LOANS INC                   2035       5.610%               4,066             4,108           4,061
RESTRUCTURED ASSET SECURITIES                    2030       4.000%               5,860             5,837           5,570 (d)
RFMSI_03-QS2                                     2033       4.500%               4,868             4,822           4,673
RFMSI_04-KS9                                     2034       4.620%              11,000            10,993          10,614
RFMSI_05-SA2                                     2035       5.147%              22,542            22,596          22,291
SASC_2003-24A                                    2033       5.578%               3,282             3,343           3,278
SASC_2004-18H                                    2034       4.750%               9,532             9,564           9,374
SBAP_05-10D                                      2015       4.510%               4,763             4,763           4,674
SMALL BUSINESS ADMIN                             2022       4.750%               3,522             3,587           3,452
SMALL BUSINESS ADMIN                             2013       3.900%               2,004             2,026           1,935
SMALL BUSINESS ADMIN                             2014       3.870%               4,727             4,773           4,565
STRUCTURED ADJUSTABLE RATE MOR                   2034       4.935%               9,437             9,578           9,297
TOPT_01-TZH                                      2013       6.522%               2,727             2,725           2,759 (d)
TRIAD FINANCIAL CORP                             2010       4.280%               9,937             9,937           9,854
WAMU_04-AR10                                     2044       5.790%               5,552             5,573           5,574
WAMU_05-AR2                                      2045       5.570%               1,145             1,145           1,148
WAMU_05-AR3                                      2035       4.641%              11,489            11,539          11,328
WAMU_2004-AR4                                    2034       3.801%              10,000             9,848           9,632
WASHINGTON MUTUAL WAMU_03-A10                    2033       4.062%              15,000            14,816          14,809
WASHINGTON MUTUAL WAMU_03-A11                    2033       3.985%               7,500             7,487           7,323
WASHINGTON MUTUAL WAMU_03-A12                    2034       3.961%              12,500            12,480          12,175
WASHINGTON MUTUAL WAMU_03-AR3                    2033       3.927%               7,443             7,443           7,339
WASHINGTON MUTUAL WAMU_04-AR5-                   2034       3.845%              10,000             9,779           9,534
WASHINGTON MUTUAL WAMU_04-AR7                    2034       3.943%              10,000             9,801           9,713
WASHINGTON MUTUAL WAMU_04-S3                     2034       5.500%              14,653            14,956          14,535
WASHINGTON MUTUAL WAMU_05-AR1                    2045       5.600%               2,956             2,956           2,960
WASHINGTON MUTUAL WAMU_05-AR10                   2035       4.837%              10,000            10,008           9,805
WASHINGTON MUTUAL WAMU_05-AR4                    2035       4.673%              10,000             9,957          10,021
WBCMT_2004-C11                                   2041       3.333%               5,381             5,354           5,255
WFMBS_04-DD                                      2035       4.504%               5,761             5,768           5,697
WFMBS_04-P                                       2034       4.252%               7,844             7,689           7,706
WFMBS_05-AR10                                    2035       4.109%               9,030             8,973           8,877
WFMBS_05-AR2                                     2035       4.544%               4,378             4,395           4,292
WFMBS_05-AR2                                     2035       4.939%              13,682            13,575          13,469
WFMBS_05-AR4                                     2035       4.523%              11,580            11,549          11,369
WFMBS_2004-0                                     2034       4.892%               7,024             6,963           6,864
WFMBS_2004-CC                                    2035       4.953%               7,562             7,585           7,453
WFMBS_2004-W                                     2034       4.564%              20,000            20,119          20,521



AMERIPRISE CERTIFICATE COMPANY                                                                                          SCHEDULE 1
INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS
AT DECEMBER 31, 2006

                                                                   BAL HELD AT 12/31/2006
                                                                      PRINCIPAL AMT OF
                                                                      BONDS & NOTES OR             COST      VALUE AT 12/31/2006
ISSUER NAME AND ISSUER TITLE                                            # OF SHARES            (NOTES a & c)      (NOTE a)
-------------------------------------------                        ---------------------------------------------------------------
TOTAL - MORTGAGE BACKED SECURITIES                                           2,718,163         2,718,298       2,672,192

TOTAL - MORTGAGE BACKED SECURITIES                                           2,718,163         2,718,298       2,672,192

MUNICIPAL BONDS
New Jersey
NEW JERSEY STATE TRNPK AUTH                      2009       3.140%               4,000             4,000           3,847
TOTAL - NEW JERSEY                                                               4,000             4,000           3,847

New York

NEW YORK CITY GO - LT                            2008       3.000%               5,000             5,001           4,849
TOTAL - NEW YORK                                                                 5,000             5,001           4,849

Pennsylvania
WYOMING VALLEY PA SANI AUTH WT                   2007       5.125%                  15                15              15
TOTAL - PENNSYLVANIA                                                                15                15              15

TOTAL - MUNICIPAL BONDS                                                          9,015             9,016           8,711

CORPORATE DEBT SECURITIES
Corporate - Finance
ALLSTATE FINANCIAL GLOBAL FUND                   2008       4.250%               5,000             4,996           4,909 (d)
AMERICAN GENERAL FINANCE CORPO                   2007       4.500%               7,500             7,496           7,444
AMERICAN GENERAL FINANCE CORPO                   2008       2.750%               7,500             7,469           7,232
ASSOCIATED BK GREEN BAY                          2007       3.700%               6,000             5,989           5,918
BANK OF AMERICA CORP                             2010       7.800%               5,000             5,492           5,369
BANK OF AMERICA CORP                             2009       5.875%               5,000             5,183           5,070
BANK OF NEW YORK CO INC                          2007       5.200%               7,000             7,012           6,999
BANK OF NEW YORK CO INC                          2009       3.625%              10,000             9,988           9,734
BANK ONE NA - CHICAGO                            2008       3.700%              19,000            19,053          18,713
BCP CRYSTAL US HOLDINGS CORP                     2014       9.625%                 325               327             359
BERKSHIRE HATHAWAY                               2008       3.375%              17,500            17,477          16,961
CAMDEN PROPERTY TRUST                            2009       4.700%               3,750             3,747           3,686
CAMDEN PROPERTY TRUST                            2010       4.375%              10,000            10,011           9,735
COUNTRYWIDE FUNDING CORP                         2009       4.125%              15,000            14,756          14,568
DIAGEO CAPITAL PLC                               2007       3.500%               4,000             3,998           3,939
DIAGEO CAPITAL PLC                               2008       3.375%              10,000             9,980           9,779
EOP OPERATING LP                                 2007       7.750%              10,762            11,115          10,984
ERAC USA FINANCE COMPANY                         2008       7.350%              14,658            15,341          15,025 (d)
ERAC USA FINANCE COMPANY                         2008       5.300%              12,000            11,995          11,933 (d)
ERP OPERATING LP                                 2009       4.750%              12,500            12,489          12,338
FIFTH THIRD BANCORP                              2008       3.375%              12,000            11,962          11,661
FLEETBOSTON FINANCIAL CORP                       2007       4.200%              11,000            11,039          10,888
HEINZ H.J. COMPANY                               2008       6.428%              10,000            10,196          10,178 (d)
HOUSEHOLD FINANCE CORP                           2007       5.750%               5,000             4,998           5,002
HOUSEHOLD FINANCE CORP                           2008       4.625%              12,000            12,090          11,920
HSBC BANK USA                                    2009       3.875%              20,000            19,930          19,392
JPMORGAN CHASE & CO                              2008       4.000%              10,000            10,013           9,867
KEY BANK OF NY                                   2008       7.500%               9,000             9,659           9,326
LEHMAN BROTHERS HOLDINGS INC                     2010       4.375%               8,500             8,458           8,262
LEHMAN BROTHERS HOLDINGS INC                     2010       4.250%               5,000             4,987           4,867
M & I MARSHALL & ILSLEY BANK                     2009       3.950%              21,500            21,481          20,801
MBNA CORP                                        2008       4.625%               5,000             4,997           4,957
MERRILL LYNCH & CO INC                           2009       4.750%              10,000             9,991           9,870
MERRILL LYNCH & CO INC                           2008       3.700%               7,500             7,569           7,338


AMERIPRISE CERTIFICATE COMPANY                                                                                          SCHEDULE 1
INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS
AT DECEMBER 31, 2006

                                                                   BAL HELD AT 12/31/2006
                                                                      PRINCIPAL AMT OF
                                                                      BONDS & NOTES OR             COST      VALUE AT 12/31/2006
ISSUER NAME AND ISSUER TITLE                                            # OF SHARES            (NOTES a & c)      (NOTE a)
-------------------------------------------                        ---------------------------------------------------------------
MERRILL LYNCH & CO INC                           2010       4.500%               2,000             2,006           1,949
MERRILL LYNCH AIG CBO                            2010       6.758%               6,500                 0               0 (b)(d)(e)
MERRILL LYNCH ELLIOTT & PAIGE                    2010       6.858%              11,000                 0               0 (b)(d)(e)
METROPOLITAN LIFE GLOBAL FUNDI                   2010       4.500%              20,000            19,960          19,621 (d)
MORGAN STANLEY                                   2007       5.800%               5,000             4,999           5,003
NEWS AMERICA INC                                 2008       6.625%               3,150             3,254           3,184
NEWS AMERICA INC                                 2010       4.750%               2,000             2,023           1,965
OLD NATL BANCORP/IN                              2008       3.500%               7,000             6,993           6,799
POPULAR NORTH AMERICA INC                        2008       4.250%              12,500            12,488          12,326
POPULAR NORTH AMERICA INC                        2008       3.875%               2,500             2,501           2,435
PRICOA GLOBAL FUNDING I                          2008       4.350%              38,000            38,066          37,487 (d)
PRICOA GLOBAL FUNDING I                          2010       4.200%               2,480             2,478           2,409 (d)
PRINCIPAL LIFE INC FNDG                          2010       5.200%               5,000             4,998           4,989
ROGERS WIRELESS INC                              2010       8.485%               1,500             1,529           1,530
SIMON PROPERTY GROUP INC                         2007       7.125%              10,000            10,038          10,122
ST PAUL COMPANIES                                2007       5.750%               7,000             6,999           7,004
SUNTRUST BANK                                    2009       4.550%              20,000            19,991          19,669
SUNTRUST BANK                                    2011       6.375%               3,500             3,805           3,640
SUNTRUST BANKS INC                               2007       5.050%               7,500             7,500           7,490
TD BANKNORTH INC                                 2008       3.750%               8,650             8,673           8,484
TIAA GLOBAL MARKETS                              2008       3.875%               7,500             7,498           7,387 (d)
TRAVELERS PROPERTY CASUALTY                      2008       3.750%               5,000             4,997           4,901
UNION PLANTERS NATIONAL BANK                     2007       5.125%               5,000             5,000           4,997
US BANCORP                                       2008       3.125%               5,000             4,966           4,872
US BANK NA                                       2009       3.400%               6,800             6,752           6,556
US BANK NA                                       2011       6.375%              21,455            22,943          22,397
WACHOVIA CORP                                    2009       3.625%              10,000             9,990           9,682
WASHINGTON MUTUAL BANK FA                        2011       6.875%               1,500             1,625           1,582
WASHINGTON MUTUAL INC                            2008       4.375%              12,980            13,060          12,847
WELLS FARGO & COMPANY                            2007       5.125%               5,000             5,000           4,998
WELLS FARGO & COMPANY                            2008       3.500%               5,000             4,999           4,895
WELLS FARGO BANK NA                              2011       6.450%              20,250            21,880          21,146
WORLD SAVINGS BANK FSB                           2009       4.125%              15,000            14,972          14,550
WORLD SAVINGS BANK FSB                           2009       4.500%              30,000            30,070          29,568
TOTAL - CORPORATE - FINANCE                                                    654,760           643,337         631,508

Corporate - Industrial
ALLIED WASTE NORTH AMERICA                       2011       6.375%                 505               492             499
ALUMINUM CO OF AMERICA-ALCOA                     2007       4.250%              10,000             9,996           9,930
AMERICAN STANDARD COS INC                        2008       7.375%               2,000             1,982           2,034
AMERISOURCEBERGEN CORP                           2012       5.625%                 400               398             393
AMERISOURCEBERGEN CORP                           2015       5.875%               1,295             1,284           1,266
BALL CORP                                        2012       6.875%               2,000             2,040           2,038
BEAZER HOMES USA INC                             2013       6.500%                 750               765             731
BOISE CASCADE LLC                                2012       8.249%               1,000             1,006           1,003
BOISE CASCADE LLC                                2014       7.125%                 500               521             484
BOYD GAMING CORP                                 2014       6.750%               1,000             1,001             998
BRISTOW GROUP INC                                2013       6.125%                 500               483             473
BRITISH SKY BROADCASTING PLC                     2009       6.875%               1,500             1,482           1,544
BURLINGTON NORTHERN AND SANTA                    2012       4.255%               4,993             4,993           4,584 (d)
BURLINGTON NORTHERN AND SANTA                    2012       4.255%               8,529             8,529           7,874 (d)
BURLINGTON NORTHERN SANTA FE                     2010       7.125%               5,000             5,482           5,323
CADBURY SCHWEPPES US                             2008       3.875%              11,000            10,988          10,713 (d)
CAESARS ENTERTAINMENT INC                        2013       7.000%               1,000             1,063           1,023
CALIFORNIA STEEL INDUSTRIES                      2014       6.125%               1,500             1,493           1,429
CANADIAN NATL RAILWAY CO                         2009       4.250%              15,250            15,225          14,868
CARDINAL HEALTH INC                              2008       6.250%              16,585            17,108          16,772



AMERIPRISE CERTIFICATE COMPANY                                                                                          SCHEDULE 1
INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS
AT DECEMBER 31, 2006

                                                                   BAL HELD AT 12/31/2006
                                                                      PRINCIPAL AMT OF
                                                                      BONDS & NOTES OR             COST      VALUE AT 12/31/2006
ISSUER NAME AND ISSUER TITLE                                            # OF SHARES            (NOTES a & c)      (NOTE a)
-------------------------------------------                        ---------------------------------------------------------------
CASCADES INC                                     2013       7.250%                 425               433             424
CBS CORPORATION                                  2007       5.625%               2,500             2,503           2,501
CHESAPEAKE ENERGY CORP                           2013       7.500%               1,500             1,559           1,562
CHESAPEAKE ENERGY CORP                           2014       7.500%               1,000             1,019           1,039
CHESAPEAKE ENERGY CORP                           2015       6.375%                 300               304             297
CHESAPEAKE ENERGY CORP                           2017       6.500%                 210               208             205
CHURCH & DWIGHT CO INC                           2012       6.000%               1,750             1,756           1,711
CLOROX COMPANY                                   2010       4.200%              27,660            27,660          26,832
COMCAST CORP                                     2011       5.500%               7,500             7,791           7,534
COMMUNITY HEALTH SYSTEMS INC                     2012       6.500%               2,350             2,368           2,315
COTT BEVERAGES INC                               2011       8.000%               1,750             1,740           1,785
CROWN AMERICAS INC                               2013       7.625%               1,250             1,250           1,288
CROWN AMERICAS INC                               2015       7.750%               1,145             1,176           1,188
CSC HOLDINGS INC                                 2007       7.875%               2,500             2,477           2,531
CSC HOLDINGS INC                                 2012       7.250%                 500               512             488 (d)
CVS CORP                                         2009       4.000%              17,500            17,549          16,919
DAIMLERCHRYSLER NA HLDG                          2008       4.750%               9,000             9,120           8,927
DAIMLERCHRYSLER NA HLDG                          2008       4.050%              10,000            10,048           9,787
DAVITA INC                                       2013       6.625%               1,000               999           1,003
DEL MONTE FOODS CO                               2015       6.750%               1,500             1,509           1,485
DENBURY RESOURCES INC                            2013       7.500%                 665               681             675
DEX MEDIA WEST LLC/DEX MEDIA F                   2010       8.500%                 890               918             924
DIRECTV HOLDINGS LLC                             2015       6.375%               1,985             1,965           1,903
DISNEY COMPANY - THE WALT                        2007       5.375%               5,000             4,999           4,999
DOMINOS INC                                      2011       8.250%                 500               514             518
DOW CHEMICAL                                     2009       4.027%              22,500            22,500          21,611 (d)
DR HORTON INC                                    2009       8.000%               2,000             1,997           2,091
DR HORTON INC                                    2012       5.375%               5,825             5,803           5,643
DRS TECHNOLOGIES INC                             2013       6.875%               2,335             2,365           2,353
ECHOSTAR DBS CORP                                2008       5.750%               1,750             1,753           1,743
ECHOSTAR DBS CORP                                2011       6.375%               1,000             1,000             994
ENCORE ACQUISITION CO                            2014       6.250%               1,000               959             938
ENCORE ACQUISITION CO                            2015       6.000%                 160               151             146
ENERGIZER HOLDINGS INC                           2007       3.440%               6,000             6,000           5,871 (d)
ENERGIZER HOLDINGS INC                           2008       4.900%               4,000             4,000           3,948 (d)
EQUIFAX INC                                      2007       4.950%               4,000             3,999           3,972
EQUISTAR CHEMICALS LP                            2009       8.750%               1,500             1,533           1,571
FISHER SCIENTIFIC INTERNATIONA                   2015       6.125%                 675               678             667
FLEXTRONICS INTL LTD                             2013       6.500%               1,050             1,058           1,037
GARDNER DENVER INC                               2013       8.000%                 250               250             260
GENERAL ELECTRIC CAP CORP                        2008       3.500%               7,500             7,498           7,330
GENERAL ELECTRIC CAP CORP                        2007       5.375%               5,000             4,999           5,000
GENERAL ELECTRIC CAP CORP                        2008       4.250%               4,000             3,995           3,959
GENERAL MOTORS ACCEPTANCE CORP                   2011       6.875%              12,500            13,122          12,821
GEORGIA GULF CORP                                2013       7.125%               2,450             2,533           2,168
GIBRALTAR INDUSTRIES                             2015       8.000%                 250               250             245
HALLMARK CARDS INC                               2008       4.220%              10,000            10,000           9,622 (d)
HCA INC                                          2012       6.300%               1,800             1,820           1,647
HERTZ CORP                                       2014       8.875%               1,645             1,657           1,723 (d)
HILTON HOTELS CORP                               2009       7.200%               1,500             1,529           1,564
HOST MARRIOTT L.P.                               2013       7.125%               2,000             2,051           2,045
INDESIT COMPANY SPA                              2009       5.170%              19,000            19,000          18,553 (d)
ING SECURITY LIFE INSTITUTIONA                   2010       4.250%              23,750            23,730          23,124 (d)
INTERNATIONAL PAPER CO                           2008       3.800%              15,000            15,030          14,694
JONES APPAREL GROUP INC                          2009       4.250%              11,250            11,248          10,850
K HOVNANIAN ENTERPRISES INC                      2014       6.375%               1,000             1,025             960
K HOVNANIAN ENTERPRISES INC                      2015       6.250%                 750               750             713



AMERIPRISE CERTIFICATE COMPANY                                                                                          SCHEDULE 1
INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS
AT DECEMBER 31, 2006

                                                                   BAL HELD AT 12/31/2006
                                                                      PRINCIPAL AMT OF
                                                                      BONDS & NOTES OR             COST      VALUE AT 12/31/2006
ISSUER NAME AND ISSUER TITLE                                            # OF SHARES            (NOTES a & c)      (NOTE a)
-------------------------------------------                        ---------------------------------------------------------------
KB HOME                                          2014       5.750%               1,660             1,653           1,528
KB HOME                                          2015       5.875%               2,035             2,025           1,866
KELLOGG CO                                       2008       2.875%               5,000             5,000           4,831
KENDALL-JACKSON WINE ESTATES L                   2009       6.630%              12,000            12,000          12,000 (d)
KRAFT FOODS INC                                  2011       5.625%               9,250             9,556           9,347
KRAFT FOODS INC                                  2008       4.000%               4,000             3,991           3,916
L-3 COMMUNICATIONS CORP                          2013       6.125%               2,750             2,750           2,695
L-3 COMMUNICATIONS CORP                          2015       5.875%               1,000             1,000             965
LIN TELEVISION CORP                              2013       6.500%               1,500             1,484           1,429
MANITOWOC CO                                     2013       7.125%               1,575             1,599           1,591
MASCO CORP                                       2007       4.625%               5,000             4,998           4,964
MAY DEPT STORES                                  2009       4.800%              17,500            17,547          17,221
MEDIA NEWS GROUP INC                             2013       6.875%               1,500             1,495           1,358
MERITAGE CORP                                    2015       6.250%                 845               797             803
MERITOR AUTOMOTIVE INC                           2009       6.800%                  87                88              85
MGM MIRAGE                                       2009       6.000%               2,250             2,257           2,253
MIRANT NORTH AMERICA LLC                         2013       7.375%                 975               987             990
MOHEGAN TRIBAL GAMING AUTHORIT                   2009       6.375%                 500               503             500
MOOG INC                                         2015       6.250%               1,500             1,512           1,455
NALCO COMPANY                                    2011       7.750%               1,500             1,529           1,534
NEWFIELD EXPLORATION CO                          2011       7.625%               2,500             2,557           2,619
NEWFIELD EXPLORATION CO                          2014       6.625%                 200               208             200
NORAMPAC INC                                     2013       6.750%               2,500             2,486           2,431
NORTHROP GRUMMAN CORP                            2011       7.125%               5,000             5,411           5,333
NOVA CHEMICALS CORPORATION                       2012       6.500%               1,800             1,861           1,706
NOVELIS INC                                      2015       8.250%               1,300             1,337           1,258 (d)
OFFICEMAX INC                                    2013       7.000%               1,500             1,563           1,354
OMNICARE INC                                     2013       6.125%               1,750             1,771           1,676
OMNICARE INC                                     2015       6.875%                 575               583             568
OWENS-BROCKWAY                                   2011       7.750%               1,500             1,537           1,541
PACIFIC ENERGY PARTNERS L.P.                     2014       7.125%                 500               507             513
PACIFIC ENERGY PARTNERS L.P.                     2015       6.250%                 250               252             244
PACKAGING CORP OF AMERICA                        2008       4.375%               3,250             3,245           3,187
PEABODY ENERGY CORP                              2013       6.875%               2,800             2,871           2,870
PEABODY ENERGY CORP                              2016       5.875%               1,000             1,006             975
PRAXAIR INC                                      2008       2.750%              15,000            14,980          14,473
RAYTHEON COMPANY                                 2010       6.550%               1,655             1,787           1,715
RAYTHEON COMPANY                                 2010       6.000%                 638               683             652
RAYTHEON COMPANY                                 2007       4.500%               2,995             3,005           2,971
RIO TINTO LTD                                    2008       2.625%              12,500            12,499          11,957
ROGERS CABLE SYSTEMS                             2013       6.250%               1,500             1,518           1,511
RR DONNELLEY & SONS CO                           2009       3.750%               7,500             7,495           7,219
SAFEWAY INC                                      2007       4.800%               5,000             4,999           4,973
SARA LEE CORP                                    2008       2.750%              15,000            14,984          14,413
SCOTTS COMPANY                                   2013       6.625%               1,500             1,522           1,571
SHAW COMMUNICATIONS INC                          2011       7.250%               1,250             1,288           1,298
SILGAN HOLDINGS INC                              2013       6.750%               1,000             1,001             980
SPEEDWAY MOTORSPORTS INC                         2013       6.750%               1,000             1,009             996
STANDARD-PACIFIC CORP                            2008       6.500%               1,500             1,502           1,500
STANDARD-PACIFIC CORP                            2010       6.500%                 295               297             288
STANLEY WORKS/THE                                2007       3.500%               2,500             2,498           2,460
STARWOOD HOTELS AND RESORTS WO                   2012       7.875%                 500               539             528
STATION CASINOS INC                              2012       6.000%               1,660             1,634           1,575
SUNGARD DATA                                     2014       4.875%                 370               330             326
THOMSON CORP                                     2009       4.250%               7,500             7,469           7,285
TRANSDIGM INC                                    2014       7.750%                 720               720             742
TRIAD HOSPITALS INC                              2013       7.000%                 500               510             503



AMERIPRISE CERTIFICATE COMPANY                                                                                          SCHEDULE 1
INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS
AT DECEMBER 31, 2006

                                                                   BAL HELD AT 12/31/2006
                                                                      PRINCIPAL AMT OF
                                                                      BONDS & NOTES OR             COST      VALUE AT 12/31/2006
ISSUER NAME AND ISSUER TITLE                                            # OF SHARES            (NOTES a & c)      (NOTE a)
-------------------------------------------                        ---------------------------------------------------------------
TRIAD HOSPITALS INC                              2012       7.000%               1,500             1,500           1,526
TYCO INTL GROUP SA                               2009       6.125%              13,500            13,865          13,700
UNION PACIFIC CORP                               2009       3.875%               6,000             5,993           5,814
UNION PACIFIC CORP                               2010       3.625%               3,000             2,989           2,834
UNION PACIFIC RAILROAD COMPANY                   2012       3.860%              10,245            10,245           9,839 (d)
UNION TANK                                       2008       6.500%               1,102             1,101           1,109
UNITED RENTALS - NORTH AMERICA                   2012       6.500%                 915               914             904
UNITED STATES STEEL CORP                         2010       9.750%               1,500             1,545           1,594
VAIL RESORTS INC                                 2014       6.750%                 650               658             650
VALERO ENERGY CORP                               2007       6.125%               3,500             3,500           3,503
VALMONT INDUSTRIES                               2014       6.875%               1,500             1,502           1,487
VALSPAR CORP                                     2007       6.000%              10,000             9,996          10,014
VIDEOTRON - LE GRPE LTD                          2014       6.875%               1,000             1,015           1,006
VIN & SPIRIT AB - V&S                            2008       3.570%              15,000            15,000          14,552 (d)
WABTEC CORP                                      2013       6.875%               1,360             1,376           1,352
WCI COMMUNITIES INC                              2013       7.875%               1,810             1,843           1,619
WEYERHAEUSER CO                                  2008       5.950%              10,000            10,137          10,079
XTO ENERGY INC                                   2014       4.900%               1,000               994             954
TOTAL - CORPORATE - INDUSTRIAL                                                 623,644           628,080         612,960

Corporate - Utility
AMERITECH CAPITAL FUNDING CORP                   2008       6.150%               7,000             7,220           7,032
CINCINNATI BELL                                  2013       7.250%               1,250             1,267           1,294
COMCAST CABLE COMMUNICATIONS I                   2008       6.200%              15,000            15,567          15,237
CONSOLIDATED EDISON CO OF NEW                    2008       6.250%               6,000             6,179           6,054
CONSOLIDATED NAT GAS CO                          2008       6.625%               5,700             5,977           5,822
CONSUMERS ENERGY                                 2008       6.375%               3,500             3,592           3,529
CONSUMERS ENERGY                                 2008       4.250%               9,500             9,596           9,355
DETROIT ENERGY                                   2009       6.650%               5,000             5,254           5,133
DEUTSCHE TELEKOM INTERNATIONAL                   2010       8.000%              15,750            17,700          17,055
DEUTSCHE TELEKOM INTERNATIONAL                   2008       3.875%               5,000             5,001           4,894
DUKE ENERGY CORP                                 2008       3.750%               4,500             4,500           4,418
DUKE ENERGY CORP                                 2008       4.200%              10,000            10,033           9,799
FPL GROUP CAPITAL INC.                           2007       4.086%              15,000            15,011          14,976
GULF STATE UTILITIES                             2009       5.769%              10,000            10,000           9,978
KANSAS CITY POWER & LIGHT                        2007       6.000%               4,000             4,000           4,004
NEVADA POWER COMPANY                             2016       5.950%                 175               175             175
NISOURCE FINANCE CORPORATION                     2010       7.875%               7,500             8,353           8,091
PACIFIC GAS AND ELECTRIC COMPA                   2009       3.600%              17,500            17,292          16,913
PACIFICORP                                       2008       4.300%               6,500             6,497           6,395
PPL ELECTRIC UTILITIES CORPORA                   2007       5.875%               6,135             6,247           6,146
PROGRESS ENERGY CAROLINAS                        2009       5.950%               4,000             4,135           4,049
PSEG POWER                                       2007       5.381%               5,000             5,021           4,994
PUGET ENERGY INC                                 2008       3.363%               3,500             3,500           3,403
RELIANT RESOURCES INC                            2014       6.750%               1,500             1,520           1,470
SBC COMMUNICATIONS INC                           2011       6.250%               7,000             7,402           7,227
SBC COMMUNICATIONS INC                           2009       4.125%               5,000             4,980           4,856
SCANA CORP                                       2008       5.519%              20,000            20,000          20,034
SOUTHERN COMPANY CAPITAL FUNDI                   2007       5.300%               6,500             6,500           6,497
SPRINT CAPITAL CORP                              2011       7.625%              10,000            10,950          10,707
TAMPA ELECTRIC CO                                2007       5.375%               3,785             3,842           3,781
TELECOM ITALIA                                   2010       4.000%              15,000            14,843          14,323
TELUS CORP ORD                                   2007       7.500%               9,000             9,121           9,067
TELUS CORP ORD                                   2011       8.000%               9,900            11,107          10,826
TRANS CONTINENTAL GAS PIPELINE                   2011       7.000%                 750               783             771
US WEST COMMUNICATIONS INC                       2015       7.625%                 510               515             546
VERIZON NEW YORK INC                             2012       6.875%               4,000             4,288           4,147



AMERIPRISE CERTIFICATE COMPANY                                                                                          SCHEDULE 1
INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS
AT DECEMBER 31, 2006

                                                                   BAL HELD AT 12/31/2006
                                                                      PRINCIPAL AMT OF
                                                                      BONDS & NOTES OR             COST      VALUE AT 12/31/2006
ISSUER NAME AND ISSUER TITLE                                            # OF SHARES            (NOTES a & c)      (NOTE a)
-------------------------------------------                        ---------------------------------------------------------------
VERIZON PENNSYLVANIA                             2011       5.650%              12,250            12,635          12,305
XCEL ENERGY                                      2008       3.400%               2,500             2,472           2,427
TOTAL - CORPORATE - UTILITY                                                    275,205           283,075         277,730

TOTAL - CORPORATE DEBT SECURITIES                                            1,553,609         1,554,492       1,522,198

TOTAL - BONDS AND NOTES                                                      4,302,126         4,303,152       4,223,972

PREFERRED STOCK

PREFERRED STOCK - STATED MATURITY
Corporate - Industrial

WHIRLPOOL CORPORATION                            2008       6.550%                   9               902             908 (d)
TOTAL - CORPORATE - INDUSTRIAL                                                       9               902             908

Corporate - Utility
AMERENCILCO                                      2008       5.850%                  29             2,947           2,901
LOUISVILLE GAS & ELECTRIC CO                     2008       5.875%                  10               960             960
SAN DIEGO GAS & ELEC COMPANY                     2008       7.050%                  39               975             958
TOTAL - CORPORATE - UTILITY                                                         78             4,882           4,819

TOTAL - PREFERRED STOCK - STATED MATURITY                                           87             5,784           5,727

PREFERRED STOCK - PERPETUAL
Corporate - Finance
UBS PREFERRED FUNDING TRUST IV                              6.243%              20,000            19,613          20,710
TOTAL - CORPORATE - FINANCE                                                     20,000            19,613          20,710

TOTAL - PREFERRED STOCK - PERPETUAL                                             20,000            19,613          20,710

TOTAL - PREFERRED STOCK                                                         20,087            25,397          26,437

TOTAL INVESTMENTS IN SECURITIES OF
UNAFFILIATED ISSUERS                                                         4,322,213         4,328,549       4,250,409

NOTES:

a) See Notes 1 and 3 to the financial statements regarding determination of cost and fair values. All available for sale securities are carried at fair value on the balance sheet.

b)  In the absence of market quotations, securities are valued by Amerprise
    Certificate Company at fair value

c) Aggregate cost of investment in securities of unaffiliated issuers for federal income tax purposes was $4,375,733.

d) Securities acquired in private negotiation which may require registration under federal securities law if they were to be publicly sold. Also see note 3b to financial statements

e)  Non-income producing securities

AMERIPRISE CERTIFICATE COMPANY                                                                                      SCHEDULE II
INVESTMENTS IN AND ADVANCES TO AFFILIATES AND INCOME THEREON
DECEMBER 31, 2006, 2005 AND 2004

($ IN THOUSANDS)

                                                                             Balance December 31, 2006
                                                                   --------------------------------------------
                                                                                                                      Interest
                                                                                                                      Dividends
                                                                     Principal                         Carrying        Credited
                                                                     Amount or           Cost           Value         to Income
Name of Issuer and Title of Issue                                  No. of Shares          (a)            (b)             (c)
---------------------------------                                  -------------        -------       ---------       ---------
Wholly Owned Subsidiary (b):
Real Estate Investment Company:
  Investors Syndicate Development Corporation:
      Capital Stock.....................................                     100              $0             $0              $0
                                                                   =============

  Investors Syndicate Development Corporation:
      Undistributed Net Income..........................                      $0               0              0               0
                                                                   =============

Other Affiliates (as defined in Sec. 2(a)(3) of the
Investment Company Act of 1940).........................                      $0               0              0               0
                                                                   =============        --------      ---------       ---------

    Total affiliates....................................                                      $0             $0              $0
                                                                                        ========      =========       =========
                                                                            Balance December 31, 2005
                                                                   --------------------------------------------
                                                                                                                      Interest
                                                                                                                      Dividends
                                                                     Principal                         Carrying        Credited
                                                                     Amount or           Cost           Value         to Income
Name of Issuer and Title of Issue                                  No. of Shares          (a)            (b)             (c)
---------------------------------                                  -------------        -------       ---------       ---------
Wholly Owned Subsidiary (b):
Real Estate Investment Company:
  Investors Syndicate Development Corporation:
      Capital Stock.....................................                     100              $0             $0              $0
                                                                   =============

  Investors Syndicate Development Corporation:
      Undistributed Net Income..........................                      $0               0              0               0
                                                                   =============

Other Affiliates (as defined in Sec. 2(a)(3) of the
Investment Company Act of 1940).........................                      $0               0              0               0
                                                                   =============        --------      ---------       ---------

    Total affiliates....................................                                      $0             $0              $0
                                                                                        ========      =========       =========
                                                                             Balance December 31, 2004
                                                                   --------------------------------------------
                                                                                                                      Interest
                                                                                                                      Dividends
                                                                     Principal                         Carrying        Credited
                                                                     Amount or           Cost           Value         to Income
Name of Issuer and Title of Issue                                  No. of Shares          (a)            (b)             (c)
---------------------------------                                  -------------        -------       ---------       ---------
Wholly Owned Subsidiary (b):
Real Estate Investment Company:
  Investors Syndicate Development Corporation:
      Capital Stock.....................................                     100            ($41)          ($41)             $0
                                                                   =============

Other Controlled Companies:                                                   $0               0              0               0
                                                                   =============

Other Affiliates (as defined in Sec. 2(a)(3) of the
Investment Company Act of 1940).........................                      $0               0              0               0
                                                                   =============        --------      ---------       ---------

    Total affiliates....................................                                    ($41)          ($41)             $0
                                                                                        ========      =========       =========

NOTES:

  (a) The aggregate cost for federal income tax purposes was $0, $0, and ($41) at December 31, 2006, 2005 and 2004, subject to possible adjustment in certain circumstances under consolidated income tax return regulations.

  (b) Investments in stocks of wholly owned subsidiaries are carried at cost adjusted for equity in undistributed net income since organization or acquisition of the subsidiaries.

  (c) There were no dividends or interest earned which were not credited to income.

AMERIPRISE CERTIFICATE COMPANY                                      SCHEDULE III
MORTGAGE LOANS ON REAL ESTATE AND INTEREST EARNED ON MORTGAGES
YEAR ENDED DECEMBER 31, 2006
($ IN THOUSANDS)

                                                                                                              Part 2 - Interest
                                                                       Mortgage loans on real                      earned
                                              Part 1 -              real estate at end of period                on mortgages
                                              --------        --------------------------------------------  ------------------------

                                                                           Amount of principal
                                                                         unpaid at end of period
                                                                         -----------------------
                                                                                                                          Average
                                                               Carrying                                     Interest    gross rate
                                                                amount of            Subject      Amount     due and    of interest
                                                               mortgages                to          of       accrued    on mortgages
                                              Number   Prior   (c), (g),            delinquent  mortgages  at end of    held at end
Loan No.                                       of      liens      (h)                interest     being       period     of period
Description (a)    Property Location          loans     (b)     and (i)      Total     (d)      foreclosed     (e)           (f)
-------------------------------------------  --------  ------  ----------  -------- ----------  ----------  ---------   -----------
First mortgages:
  Insured by Federal Housing
    Administration - liens on:
      Residential - under $100                    0                  $0           $0       $0          $0                     0.000%
      Apartment and business - under $100         0                   0            0        0           0                     0.000%
                                              -----           ---------    --------- --------    ---------              ------------

                  Total                           0                   0            0        0           0                     0.000%
                                              -----           ---------   ---------- --------    ---------              ------------
  Partially guaranteed under Serviceman's
    Readjustment Act of 1944, as amended -
      liens on:
        Residential - under $100                  0                   0            0        0           0                     0.000%
        Apartment and business - under $100       0                   0            0        0           0                     0.000%
                                              -----           ---------   ---------- --------    ---------              ------------

                  Total                           0                   0            0        0           0                     0.000%
                                              -----           ---------   ---------- --------    ---------              ------------
  Other - liens on:
    Residential                                   0                   0            0        0           0                     0.000%
                                              -----           ---------   ---------- --------    ---------              ------------
    Apartment and business:
      Under $100                                  0                   0            0        0           0                     0.000%
      $100 to $150                                0                   0            0        0           0                     0.000%
      $150 to $200                                0                   0            0        0           0                     0.000%
      $200 to $250                                0                   0            0        0           0                     0.000%
      $250 to $300                                1                   0            0        0           0                     0.000%
      $300 to $350                                0                   0            0        0           0                     0.000%
      $350 to $400                                0                   0            0        0           0                     0.000%
      $400 to $450                                0                   0            0        0           0                     0.000%
      $450 to $500                                0                   0            0        0           0                     0.000%
      Over $500:                                  0                   0            0        0           0                     0.000%


21-47157        TAMPA, FL                         1               2,018        2,018        0           0                    7.65000
21-47173        FAIRFIELD, NJ                     1               3,261        3,261        0           0                    7.26000
21-47195        PHARR, TX                         1               1,680        1,680        0           0                    5.68000
21-47196        PHARR, TX                         1               3,758        3,758        0           0                    5.68000
21-47197        ALAMO, TX                         1                 861          861        0           0                    5.68000
21-47205        TUCSON, AZ                        1               3,368        3,368        0           0                    6.33000
21-47210        WEST HAVEN, CT                    1               3,416        3,416        0           0                    6.60000
21-47214        PLYMOUTH, MN                      1               9,471        9,471        0           0                    7.45000
21-47215        URBANDALE, IA                     1               2,633        2,633        0           0                    6.25000
21-47216        URBANDALE, IA                     1               2,073        2,073        0           0                    6.25000
21-47223        HOUSTON, TX                       1               5,161        5,161        0           0                    6.15000
21-47224        PLANO, TX                         1               2,296        2,296        0           0                    6.00000
21-47226        AUSTIN, TX                        1               2,273        2,273        0           0                    5.50000
21-47230        HOUSTON, TX                       1               1,884        1,884        0           0                    5.11000
21-47232        MILWAUKEE, WI                     1               2,958        2,958        0           0                    7.40000
21-47233        JEFFERSON CITY, MO                1               1,643        1,643        0           0                    7.15000
21-47234        LITTLETON, CO                     1               2,760        2,760        0           0                    7.18000
21-47235        SOUTHPORT, CT                     1               2,305        2,305        0           0                    7.02000
21-47238        CICERO, IN                        1               2,903        2,903        0           0                    7.00000
21-47241        SIOUX FALLS, SD                   1                 755          755        0           0                    7.05000
21-47243        CHESAPEAKE, VA                    1               2,559        2,559        0           0                    6.96000
21-47245        SOUTHPORT, CT                     1               2,098        2,098        0           0                    6.98000
21-47246        DALLAS, TX                        1                 777          777        0           0                    7.01000
21-47249        VENTURA, CA                       1               3,001        3,001        0           0                    6.75000
21-47250        ALEXANDRIA, VA                    1               2,333        2,333        0           0                    6.90000
21-47255        FOREST LAKE, MN                   1               3,628        3,628        0           0                    6.83000
21-47256        RAPID CITY, SD                    1                 725          725        0           0                    6.75000
21-47259        SANTA CLARITA, CA                 1               1,644        1,644        0           0                    6.95000
21-47260        ANN ARBOR, MI                     1               2,326        2,326        0           0                    6.98000
21-47262        FARGO, ND                         1               5,328        5,328        0           0                    5.82000
21-47264        OREM, UT                          1               1,657        1,657        0           0                    6.81000
21-47266        CLARKSTON, MI                     1               3,364        3,364        0           0                    6.89000
21-47267        CHARLOTTE, NC                     1               1,123        1,123        0           0                    6.91000
21-47268        SEBRING, FL                       1               5,507        5,507        0           0                    6.85000
21-47269        SPOKANE, WA                       1               2,898        2,898        0           0                    7.15000
21-47270        HOUSTON, TX                       1               2,388        2,388        0           0                    6.80000
21-47271        WILSONVILLE, OR                   1               1,359        1,359        0           0                    6.85000
21-47273        RAPID CITY, SD                    1                 598          598        0           0                    6.85000
21-47277        TUCSON, AZ                        1               1,933        1,933        0           0                    7.00000
21-47278        KENNEWICK, WA                     1               5,707        5,707        0           0                    6.75000
21-47281        SHAKER HEIGHTS, OH                1               1,939        1,939        0           0                    7.00000
21-47285        FORT MYERS, FL                    1               3,010        3,010        0           0                    6.75000
21-47287        ROGERS, MN                        1               4,079        4,079        0           0                    7.30000
21-47288        PLYMOUTH, MN                      1               1,687        1,687        0           0                    6.85000
21-47289        NEWPORT NEWS, VA                  1               1,830        1,830        0           0                    6.90000
21-47293        CORVALLIS, OR                     1               3,787        3,787        0           0                    6.75000
21-47294        HOPE MILLS, NC                    1               1,101        1,101        0           0                    7.00000
21-47295        CONCORD, NC                       1                 864          864        0           0                    7.00000
21-47297        CONCORD, OH                       1               1,573        1,573        0           0                    7.00000
21-47298        ROCK HILL, SC                     1                 622          622        0           0                    7.25000
21-47299        ESCONDIDO, CA                     1               1,956        1,956        0           0                    7.00000
21-47304        HOUSTON, TX                       1               6,471        6,471        0           0                    5.99000
21-47306        FAIRVIEWPRK/
                CUYAHOGAFALLSOH                   1               3,932        3,932        0           0                    7.37063
21-47308        CLEARWATER, FL                    1               5,675        5,675        0           0                    5.32000
21-47310        SACRAMENTO, CA                    1               4,996        4,996        0           0                    7.59000
21-47311        SACRAMENTO, CA                    1               3,363        3,363        0           0                    7.59000
21-47317        OAK LAWN, IL                      1                 802          802        0           0                    5.00000
21-47318        SILVERDALE, WA                    1               3,714        3,714        0           0                    4.41000
21-47319        PITTSBURGH, PA                    1               2,436        2,436        0           0                    5.04000
21-47320        KIRKLAND, WA                      1               3,069        3,069        0           0                    4.66000
21-47321        CLINTON TOWNSHIP, MI              1               6,467        6,467        0           0                    3.81000
21-47322        COLLEYVILLE, TX                   1               2,320        2,320        0           0                    7.59000
21-47323        ALAMEDA, CA                       1               5,810        5,810        0           0                    7.33000
21-47329        OMAHA, NE                         1               1,096        1,096        0           0                    5.40000
21-47331        OMAHA, NE                         1               3,975        3,975        0           0                    7.13000
21-47336        BURR RIDGE, IL                    1               3,717        3,717        0           0                    5.18000
21-47338        Santa Fe, NM                      1               2,661        2,661        0           0                    5.42000
21-47339        NASHVILLE, TN                     1               1,774        1,774        0           0                    5.47000
21-47341        Milwaukee, WI                     1               3,562        3,562        0           0                    5.76000
21-47342        Tucson, AZ                        1               3,134        3,134        0           0                    5.80000
21-87167        RUSKIN, FL                        1               4,930        4,930        0           0                    5.65000
21-87168        RIVERVIEW, FL                     1               2,590        2,590        0           0                    5.65000
21-87187        MEBANE, NC                        1               3,556        3,556        0           0                    5.69000
21-87290        DORAVILLE, GA                     1               2,570        2,570        0           0                    5.77000
21-87313        ORCHARD PARK, NY                  1               3,886        3,886        0           0                    5.46000
21-87324        FALLS CHURCH, VA                  1               2,250        2,250        0           0                    4.79000
21-87325        AUSTIN, TX                        1               3,750        3,750        0           0                    4.85000
21-87327        MARIETTA, GA                      1               2,372        2,372        0           0                    4.80000
21-87328        CHARLOTTE, NC                     1               3,098        3,098        0           0                    4.99000
21-87330        MERIDEN, CT                       1               4,300        4,300        0           0                    5.39000
21-87332        DENVER, CO                        1               4,974        4,974        0           0                    4.80000
21-87333        BROKEN ARROW, OK                  1               1,591        1,591        0           0                    5.13000
21-87334        GLENDALE, AZ                      1               5,811        5,811        0           0                    4.96000
21-87335        BLUE ASH, OH                      1               3,402        3,402        0           0                    4.95000
21-87337        ISSAQUAH, WA                      1               8,255        8,255        0           0                    5.33000
21-87343        Durham, NC                        1               2,276        2,276        0           0                    6.30000
21-87344        Norcross, GA                      1               2,000        2,000        0           0                    6.22000
21-87345        Henderson, NV                     1               7,100        7,100        0           0                    6.25000

                  Total Other                    88             268,563      268,563        0           0                    6.19264
                                              -----           ---------   ---------- --------    ---------              ------------

                  Unallocated Reserve
                  for Losses                                      3,036
                                                              ---------
                  Total First Mortgage
                  Loans on

                  Real Estate                    88           $ 265,527   $  268,563       $0          $0                      6.19%
                                              =====           =========   ========== ========    =========              ============

AMERIPRISE CERTIFICATE COMPANY                                                                         SCHEDULE III
MORTGAGE LOANS ON REAL ESTATE AND INTEREST EARNED ON MORTGAGES
YEAR ENDED DECEMBER 31, 2006
($ IN THOUSANDS)

Part 3 - Location of mortgaged properties                                      AMOUNT OF PRINCIPAL
-----------------------------------------                                    UNPAID AT END OF PERIOD
                                                                             ------------------------

                                                             Carrying                       Subject
                                                             amount of                         to         Amount of
         State in                Number       Prior          mortgages                     delinquent     mortgages
      which mortgaged              of         liens          (c), (g),                      interest        being
    property is located          loans         (b)          (h) and (i)        Total          (d)        foreclosed
--------------------------      --------     -------        -----------      ----------    ----------   ------------

    Arizona                          4                        $ 14,246       $  14,246            $0             $0
    California                       6                          20,768          20,768             0              0
    Colorado                         2                           7,734           7,734             0              0
    Connecticut                      4                          12,119          12,119             0              0
    Florida                          6                          23,731          23,731             0              0
    Georgia                          3                           6,942           6,942             0              0
    Iowa                             2                           4,706           4,706             0              0
    Ilinois                          2                           4,519           4,519             0              0
    Indiana                          1                           2,902           2,902             0              0
    Michigan                         3                          12,157          12,157             0              0
    Minnesota                        4                          18,865          18,865             0              0
    Missouri                         1                           1,643           1,643             0              0
    Nebraska                         2                           5,071           5,071             0              0
    Nevada                           1                           7,100           7,100             0              0
    New Jersey                       1                           3,261           3,261             0              0
    New Mexico                       1                           2,661           2,661             0              0
    New York                         1                           3,886           3,886             0              0
    North Carolina                   6                          12,018          12,018             0              0
    North Dakota                     1                           5,327           5,327             0              0
    Ohio                             4                          10,847          10,847             0              0
    Oklahoma                         1                           1,591           1,591             0              0
    Oregon                           2                           5,146           5,146             0              0
    Pennsylvania                     1                           2,436           2,436             0              0
    South Carolina                   1                             622             622             0              0
    South Dakota                     3                           2,078           2,078             0              0
    Tennessee                        1                           1,774           1,774             0              0
    Texas                           12                          33,620          33,620             0              0
    Utah                             1                           1,657           1,657             0              0
    Virginia                         4                           8,973           8,973             0              0
    Washington                       5                          23,643          23,643             0              0
    Wisconsin                        2                           6,520           6,520             0              0

                                --------                    -----------      ----------    ----------   ------------
    Total                           88                         268,563         268,563             0              0
                                --------                    -----------      ----------    ----------   ------------
    Unallocated Reserve
    for Losses                                                   3,036
                                                            -----------

    Total                           88                        $265,527        $268,563            $0             $0
                                ========                    ===========      ==========    ==========   ============

NOTES:

(a) The classification "residential" includes single dwellings only.
    Residential multiple dwellings are included in "apartment and business".
(b) Real estate taxes and easements, which in the opinion of the Company are not undue burden on the properties, have been excluded from the determination of "prior liens".
(c) In this schedule III, carrying amount of mortgage loans represents unpaid principal balances plus unamortized premiums less unamortized discounts and reserve for loss.
(d) Interest in arrears for less than three months has been disregarded in computing the total amount of principal subject to delinquent interest.
    The amounts of mortgage loans being foreclosed are also included in amounts subject to delinquent interest.
(e) Information as to interest due and accrued for the various classes within the types of mortgage loans is not readily available and the obtaining thereof would involve unreasonable effort and expense. The Company does not accrue interest on loans which are over three months delinquent.
(f) Information as to interest income by type and class of loan has been omitted because it is not readily available and the obtaining thereof would involve unreasonable effort and expense. In lieu thereof, the average gross interest rates (exclusive of amortization of discounts and premiums) on mortgage loans held at December 31, 2006 are shown by type and class of loan.

The average gross interest rates on mortgage loans held at December 31, 2006, 2005 and 2004 are summarized as follows:

                                                2006              2005               2004
                                              ---------         ---------         ---------
First mortgages:
  Insured by Federal Housing Administration     0.000 %           0.000 %           0.000 %
  Partially guaranteed under Servicemen's
   Readjustment Act of 1944, as amended         0.000             0.000             0.000
  Other                                         6.193             6.142             6.010
                                              ---------         ---------         ---------


           Combined average                     6.193 %           6.142 %           6.010 %
                                              =========         =========         =========


(g) Following is a reconciliation of the carrying amount of mortgage loans for the years ended December 31, 2006, 2005 and 2004.

                                                2006             2005              2004
                                              ---------         ---------         ---------

Balance at beginning of period                 $303,282          $325,416          $330,953
  New loans acquired:
    Nonaffiliated companies                      28,577            25,768            34,507
  Reserve for loss reversal                           0               879               606
                                              ---------         ---------         ---------
      Total additions                            28,577            26,647            35,113
                                              ---------         ---------         ---------

                                                331,859           352,063           366,066
                                              ---------         ---------         ---------

Deductions during period:
  Collections of principal                       66,332            48,781            40,650
  Reserve for loss                                    0                 0                 0
                                              ---------         ---------         ---------
      Total deductions                           66,332            48,781            40,650
                                              ---------         ---------         ---------

Balance at end of period                       $265,527          $303,282          $325,416
                                              =========         =========         =========

(h) The aggregate cost of mortgage loans for federal income tax purposes at December 31, 2006 was $268,562.

(i) At December 31, 2006, an unallocated reserve for loss on first mortgage loans of $3,036 is recorded.

AMERIPRISE CERTIFICATE COMPANY                                                                                  SCHEDULE V
QUALIFIED ASSETS ON DEPOSIT
DECEMBER 31, 2006
($ IN THOUSANDS)

                                                       INVESTMENT SECURITIES
                                                    --------------------------
                                                     BONDS AND                      MORTGAGE
                                                       NOTES           STOCKS        LOANS          OTHER
      NAME OF DEPOSITARY                                (a)             (b)           (c)            (d)         TOTAL
----------------------------------------------      ------------     ---------     ----------     ---------   ------------

Deposits with states or their depositories to meet requirements of statutes and agreements:

    Illinois - Secretary of
      State of Illinois                                     $52            $0             $0            $0            $52

    New Jersey - Commissioner
      of Banking and Insurance
      of New Jersey                                          51             0              0             0             51

    Pennsylvania - Treasurer
      of the State of
      Pennsylvania                                          153             0              0             0            153

    Texas - Treasurer of the
      State of Texas                                        119             0              0             0            119
                                                    ------------     ---------     ----------     ---------   ------------

    Total deposits with states or their
      depositories to meet requirements of
      statues and agreements                                375             0              0             0            375

Central depository -
  Ameriprise Trust Company                            4,623,880        25,396        265,527        63,734      4,978,537
                                                    ------------     ---------     ----------     ---------   ------------

    Total                                            $4,624,255       $25,396       $265,527       $63,734     $4,978,912
                                                    ============     =========     ==========     =========   ============


Notes:

  (a) Represents amortized cost of bonds and notes.
  (b) Represents average cost of individual issues of stocks.
  (c) Represents unpaid principal balance of mortgage loans less unamortized discounts and reserve for losses.
  (d) Represents cost of purchased call options and accounts payable purchased.

AMERIPRISE CERTIFICATE COMPANY                                       SCHEDULE VI
CERTIFICATE RESERVES
PART 1 - SUMMARY OF CHANGES
YEAR ENDED DECEMBER 31, 2006
($ IN THOUSANDS)

                                                                                Balance at beginning of period
                                                                             -----------------------------------

                                                                              Number
                                                                                of
                                                           Yield             accounts     Amount
                                                        to maturity            with         of         Amount
                                                        on an annual         security    maturity        of
                  Description                          payment basis          holders      value      reserves
                  -----------                    --------------------------- ---------- ------------ -----------
Installment certificates:
  Reserves to mature:
   Series 15, includes extended maturities
  15,     "        "        "                                                        0           $0          $0
  20,     "        "        "                                                        0            0           0
  15A,    "        "        "                                                        0            0           0
  22A,    "        "        "                                4                     127        3,266       3,017
  I-76,   "        "        "                                4                     240        5,330       4,479
  Reserve Plus Flex Payment                                                          2           24          45
  IC-Q-Installment                                                                   1           24           1
  IC-Q-Ins                                                                          98        1,128         532
  IC-Q-Ins Emp                                                                       2           23          19
  IC-I                                                                           3,220       49,124      28,115
  IC-I-Emp                                                                          25          520         845
  Inst                                                                          10,126            0      48,877
  Inst-E                                                                            63            0         275
  RP-Q-Installment                                                                  11          112          76
  RP-Q-Flexible Payment                                                              3           39          29
  RP-Q-Ins                                                                           3           24           2
  RP-Q-Ins Emp                                                                       0            0           0
  RP-I                                                                              10           94          51
  RP-I-EMP                                                                           0            0           0
  Inst-R & RP I95                                                                  314       35,167       1,424
  Inst-R-E                                                                           6          872          20
                                                                             ---------  -----------  ----------
                Total                                                           14,251       95,747      87,807
                                                                             ---------  -----------  ----------

  Payments made in advance of certificate
    year requirements and accrued interest
    thereon:
  15, includes ext maturities                                2                       0            0           0
  20,     "        "        "                                2                       0            0           0
  15A,    "        "        "                                3                       0            0           0
  22A,    "        "        "                                3                       0            0          77
  I-76,   "        "        "                               3.5                      0            0         292
                                                                             ---------  -----------  ----------

                Total                                                                0            0         369
                                                                             ---------  -----------  ----------



  Additional credits and accrued interest
    thereon:
       "  15, includes ext mat                              2.5                      0            0           0
       "  20,     "        "        "                       2.5                      0            0           0
       "  15A,    "        "        "                        3                       0            0           0
       "  22A,    "        "        "                        3                       0            0         682
       "  I-76,   "        "        "                       3.5                      0            0       1,053
       "  Res Plus Flex Pay                                                          0            0           0
       "  IC-Q-Installment                                                           0            0           0
       "  IC-Q-Ins                                                                   0            0           0
       "  IC-Q-Ins Emp                                                               0            0           0
       "  IC-I                                                                       0            0          45
       "  IC-I-Emp                                                                   0            0           1
       "  Inst                                                                       0            0          28
       "  Inst-E                                                                     0            0           0
       "  RP-Q-Installment                                                           0            0           0
       "  RP-Q-Flexible Pay                                                          0            0           0
       "  RP-Q-Ins                                                                   0            0           0
       "  RP-Q-Ins Emp                                                               0            0           0
       "  RP-I                                                                       0            0           0
       "  RP-I-EMP                                                                   0            0           0
       "  Inst-R                                                                     0            0           0
       "  Inst-R-E                                                                   0            0           0

                                                                             ---------  -----------  ----------

                Total                                                                0            0       1,809
                                                                             ---------  -----------  ----------

Res for accrued 3rd year                                                             0            0         882
Res for accrued 6th year                                                             0            0           0
Acc int  - default I-76                                     3.5                      0            0           1
Res for add'l credits to be allowed                                                  0            0           0
 Installment Cert-Special Add'l                                                      0            0           0
 Credits I-76                                                                        0            0           1
Accrued for add'l credits to                                                         0            0           0
     be allowed at next anniversary                                                  0            0          18
Reserve for death & disability                                                       0            0           0
Res for reconversion                                                                 0            0           0
                                                                             ---------  -----------  ----------

                Total                                                                0            0         902
                                                                             ---------  -----------  ----------

                TOTAL INSTALLMENT CERTIFICATES                                  14,251       95,747      90,887
                                                                             ---------  -----------  ----------



Fully paid certificates:
  Single-Payment certificates:
    SP 74                                                   3.5                      0            0           0
    SP 75                                                   3.5                      0            0           0
    SP 76                                                   3.5                      0            0           0
    SP 77                                                   3.5                      0            0           0
    SP 78                                                   3.5                      0           15           0
    SP 79                                                   3.5                      2            0          15
    SP 80                                                   3.5                      0           10           0
    SP 81A                                                  3.5                      1           22          10
    SP 82A                                                  3.5                      2           10          22
    SP 82B                                                  3.5                      2            0          10
    SP 83A                                                  3.5                      0            0           0
    SP 83B                                                  3.5                      0            0           0
    IC-2-84                                                 3.5                      6           20          20
    IC-2-85                                                 3.5                     36          660         395
    IC-2-86                                                 3.5                     81        1,055       1,011
    IC-2-87                                                 3.5                    106        1,691       1,555
    IC-2-88                                                 3.5                    203        3,043       3,059
    Reserve Plus Single Payment                                                      7          122         160
    Cash Reserve Single Payment                                                      0            0           0
    IC-Flexible Savings (Variable Term)                                        163,484    2,351,762   2,477,972
    IC-Flexible Savings Emp (VT)                                                   422        5,720       7,641
    IC-Preferred Investors                                                          17       17,856      18,190
    IC-Investors                                                                   264      562,963     587,225
    IC-Special Deposits U.K.                                                        11       12,786      14,311
    IC-Special Deposits Hong Kong                                                    0            0           0
    IC-1-84                                                                          1            1           3
    Cash Reserve Variable Payment                                                    0            0           0
    Cash Reserve Variable PMT-3mo.                                              34,229      280,852     286,652
    IC-Future Value                                                                 31          248         248
    IC-Future Value Emp                                                              1            3           3
    IC-Stock Market                                                             71,240      404,486     460,628
    IC-MSC                                                                      25,154      383,497     408,043
    IC-EISC                                                                          3            5           6
    IC-AEBI Stock Market                                                           390      122,495     125,152

                                                                             ---------  -----------  ----------

                Total                                                          295,693    4,149,322   4,392,331
                                                                             ---------  -----------  ----------




                                                               Additions                           Deductions
                                                 ------------------------------------  ---------------------------------

                                                                            Charged                            Credited
                                                  Charged       Reserve     to other                 Cash      to other
                                                 to profit    payments by   accounts               surrenders  accounts
                                                  and loss    certificate     (per                  prior to     (per
                  Description                    or income      holders     part 2)    Maturities  maturity    part 2)
                  -----------                    -----------  ------------  ---------  ----------  ----------  ---------
Installment certificates:
  Reserves to mature:
   Series 15, includes extended maturities
  15,     "        "        "                            $0            $0         $0        $0            $0         $0
  20,     "        "        "                             0             0          0         0             0          0
  15A,    "        "        "                             0             0          0         0             0          0
  22A,    "        "        "                            68            21         14       195           161      1,021
  I-76,   "        "        "                           133            82          5       535           486        337
  Reserve Plus Flex Payment                               0             0          0        42             0          0
  IC-Q-Installment                                        0             0          0         1             0          0
  IC-Q-Ins                                                0            65          2        26           182          0
  IC-Q-Ins Emp                                            0             1          0         0            17          0
  IC-I                                                    0         2,345        757    16,739         6,803          0
  IC-I-Emp                                                0           203         37       168           101          0
  Inst                                                    0        17,433        812         0        16,311          0
  Inst-E                                                  0           109          6         0            72          0
  RP-Q-Installment                                        0             5          1         0             6          0
  RP-Q-Flexible Payment                                   0             0          0        15             1          0
  RP-Q-Ins                                                0             0          0         0             0          0
  RP-Q-Ins Emp                                            0             0          0         0             0          0
  RP-I                                                    0             4          2        21             3          0
  RP-I-EMP                                                0             0          0         0             0          0
  Inst-R & RP I95                                         0           383          9         0           316          0
  Inst-R-E                                                0             4          0         0             3          0
                                                 ----------   -----------   --------   -------     ---------   --------
                Total                                   201        20,655      1,645    17,742        24,462      1,358
                                                 ----------   -----------   --------   -------     ---------   --------

  Payments made in advance of certificate
    year requirements and accrued interest
    thereon:
  15, includes ext maturities                             0             0          0         0             0          0
  20,     "        "        "                             0             0          0         0             0          0
  15A,    "        "        "                             0             0          0         0             0          0
  22A,    "        "        "                             2             5          0         2             4         27
  I-76,   "        "        "                             9            10          0        45            18         20
                                                 ----------   -----------   --------   -------     ---------   --------

                Total                                    11            15          0        47            22         47
                                                 ----------   -----------   --------   -------     ---------   --------



  Additional credits and accrued interest
    thereon:
       "  15, includes ext mat                            0             0          0         0             0          0
       "  20,     "        "        "                     0             0          0         0             0          0
       "  15A,    "        "        "                     0             0          0         0             0          0
       "  22A,    "        "        "                    15             0         12        47            36        243
       "  I-76,   "        "        "                    31             0         17       157           119         79
       "  Res Plus Flex Pay                               0             0          0         0             0          0
       "  IC-Q-Installment                                0             0          0         0             0          0
       "  IC-Q-Ins                                        2             0          0         0             0          2
       "  IC-Q-Ins Emp                                    0             0          0         0             0          0
       "  IC-I                                          727             0          0         0             0        758
       "  IC-I-Emp                                       37             0          0         0             0         37
       "  Inst                                          825             0          0         0             0        813
       "  Inst-E                                          6             0          0         0             0          6
       "  RP-Q-Installment                                1             0          0         0             0          1
       "  RP-Q-Flexible Pay                               0             0          0         0             0          0
       "  RP-Q-Ins                                        0             0          0         0             0          0
       "  RP-Q-Ins Emp                                    0             0          0         0             0          0
       "  RP-I                                            2             0          0         0             0          2
       "  RP-I-EMP                                        0             0          0         0             0          0
       "  Inst-R                                          9             0          0         0             0          9
       "  Inst-R-E                                        0             0          0         0             0          0

                                                 ----------   -----------   --------   -------     ---------   --------

                Total                                 1,655             0         29       204           155      1,950
                                                 ----------   -----------   --------   -------     ---------   --------

Res for accrued 3rd year                                697          (708)         0         0             0          0
Res for accrued 6th year                                  0             0          0         0             0          0
Acc int  - default I-76                                   4             0          0         0             0          5
Res for add'l credits to be allowed                       0             0          0         0             0          0
 Installment Cert-Special Add'l                           0             0          0         0             0          0
 Credits I-76                                             0             0          0         0             0          1
Accrued for add'l credits to                              0             0          0         0             0          0
     be allowed at next anniversary                      24             0          0         0             0         31
Reserve for death & disability                            0             0          0         0             0          0
Res for reconversion                                      0             0          0         0             0          0
                                                 ----------   -----------   --------   -------     ---------   --------

                Total                                   725          (708)         0         0             0         37
                                                 ----------   -----------   --------   -------     ---------   --------

                TOTAL INSTALLMENT CERTIFICATES        2,592        19,962      1,674    17,993        24,639      3,392
                                                 ----------   -----------   --------   -------     ---------   --------



Fully paid certificates:
  Single-Payment certificates:
    SP 74                                                 0             0          0         0             0          0
    SP 75                                                 0             0          0         0             0          0
    SP 76                                                 0             0          0         0             0          0
    SP 77                                                 0             0          0         0             0          0
    SP 78                                                 0             0          0         0             0          0
    SP 79                                                 0             0          0         0             0          0
    SP 80                                                 0             0          0         0             0          0
    SP 81A                                                0             0          0         0             0          0
    SP 82A                                                0             0          0         0             0          0
    SP 82B                                                0             0          0        10             0          0
    SP 83A                                                0             0          0         0             0          0
    SP 83B                                                0             0          0         0             0          0
    IC-2-84                                               0             0          0         4             0          0
    IC-2-85                                               0             0         12       297            41         27
    IC-2-86                                               0             0         33       653           132         87
    IC-2-87                                               0             0         52         0           127          0
    IC-2-88                                               0             0        102         0           649          0
    Reserve Plus Single Payment                           0             0          5         0             0          0
    Cash Reserve Single Payment                           0             0          0         0             0          0
    IC-Flexible Savings (Variable Term)                   0       902,079     84,534       671     1,241,932          0
    IC-Flexible Savings Emp (VT)                          0            44        233         0         1,930          0
    IC-Preferred Investors                                0         4,457        668         0        10,746          0
    IC-Investors                                          0             0      6,030         0       592,739          0
    IC-Special Deposits U.K.                              0           108        510         0        11,811          0
    IC-Special Deposits Hong Kong                         0             0          0         0             0          0
    IC-1-84                                               0             0          0         0             0          0
    Cash Reserve Variable Payment                         0             0          0         0             0          0
    Cash Reserve Variable PMT-3mo.                        0       328,577      9,847       141       373,982          0
    IC-Future Value                                       0             0          0       168            58          0
    IC-Future Value Emp                                   0             0          0         3             0          0
    IC-Stock Market                                       0        62,175     19,911     3,843       127,973          0
    IC-MSC                                                0        64,403     16,394         0        86,737          0
    IC-EISC                                               0             0          0         0             0          0
    IC-AEBI Stock Market                               (262)            0      4,411         0       128,568          0
                                                 ----------   -----------   --------   -------     ---------   --------

                Total                                  (262)    1,361,843    142,742     5,790     2,577,425        114
                                                 ----------   -----------   --------   -------     ---------   --------




                                                        Balance at close of period
                                                  -------------------------------------

                                                   Number
                                                     of
                                                  accounts      Amount
                                                    with          of          Amount
                                                  security     maturity         of
                  Description                     holders       value        reserves
                  -----------                     --------- ---------------  ----------
Installment certificates:
  Reserves to mature:
   Series 15, includes extended maturities
  15,     "        "        "                            0              $0          $0
  20,     "        "        "                            0               0           0
  15A,    "        "        "                            0               0           0
  22A,    "        "        "                           70           1,867       1,745
  I-76,   "        "        "                          173           3,857       3,341
  Reserve Plus Flex Payment                              1               6           3
  IC-Q-Installment                                       0               0           0
  IC-Q-Ins                                              80             949         390
  IC-Q-Ins Emp                                           1               6           3
  IC-I                                                 851          12,930       7,675
  IC-I-Emp                                               9             276         817
  Inst                                               9,109               0      50,812
  Inst-E                                                50               0         319
  RP-Q-Installment                                      10             106          74
  RP-Q-Flexible Payment                                  2              32          13
  RP-Q-Ins                                               3              24           3
  RP-Q-Ins Emp                                           0               0           0
  RP-I                                                   4              36          32
  RP-I-EMP                                               0               0           0
  Inst-R & RP I95                                      285          19,352       1,500
  Inst-R-E                                               7             878          21
                                                  --------  --------------   ---------
                Total                               10,655          40,319      66,748
                                                  --------  --------------   ---------

  Payments made in advance of certificate
    year requirements and accrued interest
    thereon:
  15, includes ext maturities                            0               0           0
  20,     "        "        "                            0               0           0
  15A,    "        "        "                            0               0           0
  22A,    "        "        "                            0               0          50
  I-76,   "        "        "                            0               0         228
                                                  --------  --------------   ---------

                Total                                    0               0         278
                                                  --------  --------------   ---------



  Additional credits and accrued interest
    thereon:
       "  15, includes ext mat                           0               0           0
       "  20,     "        "        "                    0               0           0
       "  15A,    "        "        "                    0               0           0
       "  22A,    "        "        "                    0               0         382
       "  I-76,   "        "        "                    0               0         745
       "  Res Plus Flex Pay                              0               0           0
       "  IC-Q-Installment                               0               0           0
       "  IC-Q-Ins                                       0               0           0
       "  IC-Q-Ins Emp                                   0               0           0
       "  IC-I                                           0               0          14
       "  IC-I-Emp                                       0               0           1
       "  Inst                                           0               0          41
       "  Inst-E                                         0               0           0
       "  RP-Q-Installment                               0               0           0
       "  RP-Q-Flexible Pay                              0               0           0
       "  RP-Q-Ins                                       0               0           0
       "  RP-Q-Ins Emp                                   0               0           0
       "  RP-I                                           0               0           0
       "  RP-I-EMP                                       0               0           0
       "  Inst-R                                         0               0           1
       "  Inst-R-E                                       0               0           0
                                                  --------  --------------   ---------

                Total                                    0               0       1,184
                                                  --------  --------------   ---------

Res for accrued 3rd year                                 0               0         870
Res for accrued 6th year                                 0               0           0
Acc int  - default I-76                                  0               0           1
Res for add'l credits to be allowed                      0               0           0
 Installment Cert-Special Add'l                          0               0           0
 Credits I-76                                            0               0           0
Accrued for add'l credits to                             0               0           0
     be allowed at next anniversary                      0               0          11
Reserve for death & disability                           0               0           0
Res for reconversion                                     0               0           0
                                                  --------  --------------   ---------

                Total                                    0               0         882
                                                  --------  --------------   ---------

                TOTAL INSTALLMENT CERTIFICATES      10,655          40,319      69,092
                                                  --------  --------------   ---------



Fully paid certificates:
  Single-Payment certificates:
    SP 74                                                0               0           0
    SP 75                                                0               0           0
    SP 76                                                0               0           0
    SP 77                                                0               0           0
    SP 78                                                0               0           0
    SP 79                                               21          14,925          15
    SP 80                                                0               0           0
    SP 81A                                              24           9,751          10
    SP 82A                                              29          21,890          22
    SP 82B                                               0               0           0
    SP 83A                                               0               0           0
    SP 83B                                               0               0           0
    IC-2-84                                             44          15,920          16
    IC-2-85                                             23         279,534          42
    IC-2-86                                             22         208,127         172
    IC-2-87                                             97       1,486,020       1,480
    IC-2-88                                            177       2,470,085       2,512
    Reserve Plus Single Payment                         27         122,000         166
    Cash Reserve Single Payment                          0               0           0
    IC-Flexible Savings (Variable Term)            152,441   2,083,441,552   2,221,981
    IC-Flexible Savings Emp (VT)                       342       4,285,652       5,989
    IC-Preferred Investors                              10      12,236,349      12,569
    IC-Investors                                         1         403,598         515
    IC-Special Deposits U.K.                             1       2,855,744       3,118
    IC-Special Deposits Hong Kong                        0               0           0
    IC-1-84                                              1           1,000           3
    Cash Reserve Variable Payment                        0               0           0
    Cash Reserve Variable PMT-3mo.                  34,639     242,740,226     250,952
    IC-Future Value                                     10          22,143          22
    IC-Future Value Emp                                  0               0           0
    IC-Stock Market                                 63,007     353,624,622     410,899
    IC-MSC                                          23,923     370,997,702     402,102
    IC-EISC                                              3           5,457           6
    IC-AEBI Stock Market                                 4         686,713         733
                                                  --------  --------------   ---------

                Total                              274,846   3,075,929,010   3,313,324
                                                  --------  --------------   ---------



AMERIPRISE CERTIFICATE COMPANY                                       SCHEDULE VI
CERTIFICATE RESERVES
PART 1 - SUMMARY OF CHANGES
YEAR ENDED DECEMBER 31, 2006
($ IN THOUSANDS)

                                                                                Balance at beginning of period
                                                                             -----------------------------------

                                                                              Number
                                                                                of
                                                           Yield             accounts     Amount
                                                        to maturity            with         of         Amount
                                                        on an annual         security    maturity        of
                  Description                          payment basis          holders      value      reserves
                  -----------                         ---------------        ---------- ------------ -----------
  Additional credits and accrued interest thereon:
    SP 74                                                   3.5                      0            0           0
    SP 75                                                   3.5                      0            0           0
    SP 76                                                   3.5                      0            0           0
    SP 77                                                   3.5                      0            0           0
    SP 78                                                   3.5                      0            0           0
    SP 79                                                   3.5                      0            0          15
    SP 80                                                   3.5                      0            0           0
    SP 81A                                                  3.5                      0            0           8
    SP 82A                                                  3.5                      0            0          19
    SP 82B                                                  3.5                      0            0           8
    SP 83A                                                  3.5                      0            0           0
    SP 83B                                                  3.5                      0            0           0
    IC-2-84                                                 3.5                      0            0          12
    IC-2-85                                                 3.5                      0            0           8
    IC-2-86                                                 3.5                      0            0          13
    IC-2-87                                                 3.5                      0            0          29
    IC-2-88                                                 3.5                      0            0          59
    Reserve Plus SP                                                                  0            0           0
    Cash Reserve SP                                                                  0            0           0
    IC-Flexible Savings                                                              0            0       3,639
    IC-Preferred Investors                                                           0            0          26
    IC-FS-EMP                                                                        0            0          10
    IC-Investors                                                                     0            0         913
    IC-Special Deposits U.K.                                                         0            0          23
    IC-Special Deposits Hong Kong                                                    0            0           0
    IC-1-84                                                                          0            0           0
    Cash Reserve VP                                                                  0            0           0
    Cash Reserve Variable Payment-3mo.                                               0            0         718
    IC-Future Value                                                                  0            0         184
    IC-Future Value Emp                                                              0            0           2
IC-Stk Mkt                                                                           0            0         659
IC-MSC                                                                               0            0         185
IC - EISC                                                                            0            0           0
IC-AEBI Stk Mkt                                                                      0            0         175
                                                                             ---------  -----------  ----------

                Total                                                                0            0       6,705
                                                                             ---------  -----------  ----------



  Accrued for additional credits to be allowed
    at next anniversaries:
    SP 74                                                                            0            0           0
    SP 75                                                                            0            0           0
    SP 76                                                                            0            0           0
    SP 77                                                                            0            0           0
    SP 78                                                                            0            0           0
    SP 79                                                                            0            0           0
    SP 80                                                                            0            0           0
    SP 81A                                                                           0            0           0
    SP 82A                                                                           0            0           0
    SP 82B                                                                           0            0           0
    SP 83A                                                                           0            0           0
    SP 83B                                                                           0            0           0
    IC-2-84                                                                          0            0           1
    IC-2-85                                                                          0            0           0
    IC-2-86                                                                          0            0           0
    IC-2-87                                                                          0            0           0
    IC-2-88                                                                          0            0           0
    IC-Stock Mkt                                                                     0            0           0
    IC-Market Strategy Certificate                                                   0            0      12,233
    IC-EISC                                                                          0            0       9,516
    IC-AEBI Stock Market                                                             0            0           0
                                                                                     0            0           0
                                                                                     0            0       3,969
                                                                             ---------  -----------  ----------

                Total                                                                0            0      25,719
                                                                             ---------  -----------  ----------

      TOTAL SINGLE PAYMENT - NON QUALIFIED                                     295,693    4,149,322   4,424,755
                                                                             ---------  -----------  ----------



  R Series Single-Payment certificates:
    R-76                                                    3.5                      2            8           9
    R-77                                                    3.5                     13          220         202
    R-78                                                    3.5                     24          166         174
    R-79                                                    3.5                     42          467         435
    R-80                                                    3.5                     30          232         221
    R-81                                                    3.5                     11           75          63
    R-82A                                                   3.5                     88          592         450
    RP-Q                                                                           131          188         499
    R-II                                                    3.5                     47          384         222
    RP-2-84                                                 3.5                      3          160          15
    RP-2-85                                                 3.5                     27           84         112
    RP-2-86                                                 3.5                     16           61          76
    RP-2-87                                                 3.5                     34          273         248
    RP-2-88                                                 3.5                     32          134         144
    Cash Reserve RP                                                                  0            0           0
    RP-Flexible Savings                                                         44,787      729,833     769,824
    RP-Preferred Investors                                                           2        1,402       1,498
    Cash Reserve RP-3 mo.                                                        3,622       35,597      36,207
    RP-Flexible Savings Emp                                                        157        1,840       2,589
    RP-Future Value                                                                 25          385         385
    RP-Future Value Emp                                                              2           59          59
    RP-Stock Market                                                             12,712      127,086     140,448
    Market Strategy Cert                                                         3,973       97,852     103,807
    D-1                                                                             99        5,695       7,053
                                                                             ---------  -----------  ----------

                Total                                                           65,879    1,002,793   1,064,740
                                                                             ---------  -----------  ----------



  Additional Interest on R-Series Single
    Payment Reserves:
    R-76                                                    3.5                      0            0           0
    R-77                                                    3.5                      0            0           1
    R-78                                                    3.5                      0            0           4
    R-79                                                    3.5                      0            0           7
    R-80                                                    3.5                      0            0           5
    R-81                                                    3.5                      0            0           1
    R-82A                                                   3.5                      0            0          13
    RP-Q                                                                             0            0           0
    R-II                                                    3.5                      0            0           4
    RP-2-84                                                 3.5                      0            0           0
    RP-2-85                                                 3.5                      0            0           3
    RP-2-86                                                 3.5                      0            0           1
    RP-2-87                                                 3.5                      0            0           5
    RP-2-88                                                 3.5                      0            0           2
    Cash Reserve RP                                                                  0            0           0
    RP-Flexible Savings                                                              0            0       1,120
    RP-Preferred Investors                                                           0            0           2
    Cash Reserve RP-3 mo. Plus                                                       0            0          83
    RP-Flexible Savings Emp                                                          0            0           4
    RP-Future Value                                                                  0            0         353
    RP-Future Value Emp                                                              0            0          45
   RP-Stock Market                                                                   0            0         189
    Market Strategy Cert                                                             0            0          51
    D-1                                                                                                       1
                                                                             ---------  -----------  ----------

                Total                                                                0            0       1,894
                                                                             ---------  -----------  ----------




                                                                   Additions                           Deductions
                                                     ------------------------------------  ---------------------------------

                                                                                Charged                            Credited
                                                      Charged       Reserve     to other                 Cash      to other
                                                     to profit    payments by   accounts               surrenders  accounts
                                                      and loss    certificate    (per                   prior to     (per
                  Description                        or income      holders     part 2)    Maturities   maturity    part 2)
                  -----------                        ----------   ------------  ---------  ----------  ----------  --------
  Additional credits and accrued interest thereon:
    SP 74                                                     0             0          0         0             0          0
    SP 75                                                     0             0          0         0             0          0
    SP 76                                                     0             0          0         0             0          0
    SP 77                                                     0             0          0         0             0          0
    SP 78                                                     0             0          0         0             0          0
    SP 79                                                     0             0          0         0             0          0
    SP 80                                                     0             0          0         0             0          0
    SP 81A                                                    0             0          0         0             0          0
    SP 82A                                                    0             0          0         0             0          0
    SP 82B                                                    0             0          0         8             0          0
    SP 83A                                                    0             0          0         0             0          0
    SP 83B                                                    0             0          0         0             0          0
    IC-2-84                                                   0             0          0         3             0          0
    IC-2-85                                                   4             0          0         0             0         13
    IC-2-86                                                  26             0          0         0             2         33
    IC-2-87                                                  53             0          0         0             2         52
    IC-2-88                                                  99             0          0         0             8        102
    Reserve Plus SP                                           5             0          0         0             0          5
    Cash Reserve SP                                           0             0          0         0             0          0
    IC-Flexible Savings                                  90,512             0          0         0         5,538     84,585
    IC-Preferred Investors                                  704             0          0         0            44        668
    IC-FS-EMP                                               273             0          0         0            39        233
    IC-Investors                                          6,394             0          0         0         1,278      6,030
    IC-Special Deposits U.K.                                498             0          0         0             1        510
    IC-Special Deposits Hong Kong                             0             0          0         0             0          0
    IC-1-84                                                   0             0          0         0             0          0
    Cash Reserve VP                                           0             0          0         0             0          0
    Cash Reserve Variable Payment-3mo.                   10,640          (596)         0         0           110      9,849
    IC-Future Value                                           7             0          0       120            44          0
    IC-Future Value Emp                                       0             0          0         2             0          0
IC-Stk Mkt                                                1,241             0          0         0            87        964
IC-MSC                                                    2,180             0          0         0             9      2,091
IC - EISC                                                     0             0          0         0             0          0
IC-AEBI Stk Mkt                                              79             0          0         0            31        222
                                                     ----------   -----------   --------   -------     ---------   --------

                Total                                   112,715          (596)         0       133         7,193    105,357
                                                     ----------   -----------   --------   -------     ---------   --------



  Accrued for additional credits to be allowed
    at next anniversaries:
    SP 74                                                     0             0          0         0               0          0
    SP 75                                                     0             0          0         0               0          0
    SP 76                                                     0             0          0         0               0          0
    SP 77                                                     0             0          0         0               0          0
    SP 78                                                     0             0          0         0               0          0
    SP 79                                                     0             0          0         0               0          0
    SP 80                                                     0             0          0         0               0          0
    SP 81A                                                    0             0          0         0               0          0
    SP 82A                                                    0             0          0         0               0          0
    SP 82B                                                    0             0          0         0               0          0
    SP 83A                                                    0             0          0         0               0          0
    SP 83B                                                    0             0          0         0               0          0
    IC-2-84                                                   0             0          0         0               0          1
    IC-2-85                                                   0             0          0         0               0          0
    IC-2-86                                                   0             0          0         0               0          0
    IC-2-87                                                   0             0          0         0               0          0
    IC-2-88                                                   1             0          0         0               0          0
    IC-Stock Mkt                                              0             0          0         0               0          0
    IC-Market Strategy Certificate                       26,545             0          0         0             364     18,965
    IC-EISC                                              23,324             0          0         0             398     14,310
    IC-AEBI Stock Market                                      0             0          0         0               0          0
                                                              0             0          0         0               0          0
                                                          1,461             0          0         0           1,205      4,188
                                                     ----------   -----------   --------   -------       ---------   --------

                Total                                    51,331             0          0         0           1,967     37,464
                                                     ----------   -----------   --------   -------       ---------   --------

      TOTAL SINGLE PAYMENT - NON QUALIFIED              163,784     1,361,247    142,742     5,923       2,586,585    142,935
                                                     ----------   -----------   --------   -------       ---------   --------



  R Series Single-Payment certificates:
    R-76                                                      0             0          0         0               1          0
    R-77                                                      0             0          7         0               4          0
    R-78                                                      0             0          5         0              39          0
    R-79                                                      0             0         13         0             229          0
    R-80                                                      0             0          6         0              79          0
    R-81                                                      0             0          2         0               3          0
    R-82A                                                     0             0         16         0              90          0
    RP-Q                                                      0             0         15         0              59          0
    R-II                                                      0             0          7         0              31          0
    RP-2-84                                                   0             0          0         0               0          0
    RP-2-85                                                   0             0          4       115               1          0
    RP-2-86                                                   0             0          3        20              33          0
    RP-2-87                                                   0             0          8         0              46          0
    RP-2-88                                                   0             0          5         0               7          0
    Cash Reserve RP                                           0             0          0         0               0          0
    RP-Flexible Savings                                       0       432,517     32,084       239         302,336          0
    RP-Preferred Investors                                    0             0         32         0             989          0
    Cash Reserve RP-3 mo.                                     0        83,647      1,478         1          76,667          0
    RP-Flexible Savings Emp                                   0             8         94         0             355          0
    RP-Future Value                                           0             0          0       206               2          0
    RP-Future Value Emp                                       0             0          0         0               0          0
    RP-Stock Market                                          (1)       29,020      6,218       221          40,876          0
    Market Strategy Cert                                      0        18,475      4,168         0          17,368          0
    D-1                                                       0           575        281        82             987          0
                                                     ----------   -----------   --------   -------       ---------   --------

                Total                                        (1)      564,242     44,446       884         440,202          0
                                                     ----------   -----------   --------   -------       ---------   --------



  Additional Interest on R-Series Single
    Payment Reserves:
    R-76                                                      0             0          0         0               0          0
    R-77                                                      7             0          0         0               0          7
    R-78                                                      6             0          0         0               1          6
    R-79                                                     13             0          0         0               2         13
    R-80                                                      7             0          0         0               2          6
    R-81                                                      2             0          0         0               0          2
    R-82A                                                    15             0          0         0               1         16
    RP-Q                                                     15             0          0         0               0         15
    R-II                                                      7             0          0         0               1          7
    RP-2-84                                                   0             0          0         0               0          0
    RP-2-85                                                   1             0          0         0               0          4
    RP-2-86                                                   2             0          0         0               0          3
    RP-2-87                                                   8             0          0         0               0          8
    RP-2-88                                                   5             0          0         0               0          5
    Cash Reserve RP                                           0             0          0         0               0          0
    RP-Flexible Savings                                  33,800             0          0         0           1,138     32,084
    RP-Preferred Investors                                   32             0          0         0               0         32
    Cash Reserve RP-3 mo. Plus                            1,614           (72)         0         0              10      1,478
    RP-Flexible Savings Emp                                  99             0          0         0               5         94
    RP-Future Value                                          41             0          0       154               1          0
    RP-Future Value Emp                                       7             0          0         0               0          0
   RP-Stock Market                                          365             0          0         0              25        285
    Market Strategy Cert                                    568             0          0         0               1        542
    D-1                                                     313             0          0         0              33        280
                                                     ----------   -----------   --------   -------       ---------   --------

                Total                                    36,927           (72)         0       154           1,220     34,887
                                                     ----------   -----------   --------   -------       ---------   --------




                                                           Balance at close of period
                                                      -------------------------------------

                                                       Number
                                                         of
                                                      accounts      Amount
                                                        with          of          Amount
                                                      security     maturity         of
                  Description                         holders       value        reserves
                  -----------                         --------- ---------------  ----------
  Additional credits and accrued interest thereon:
    SP 74                                                    0               0           0
    SP 75                                                    0               0           0
    SP 76                                                    0               0           0
    SP 77                                                    0               0           0
    SP 78                                                    0               0           0
    SP 79                                                    0               0          15
    SP 80                                                    0               0           0
    SP 81A                                                   0               0           8
    SP 82A                                                   0               0          19
    SP 82B                                                   0               0           0
    SP 83A                                                   0               0           0
    SP 83B                                                   0               0           0
    IC-2-84                                                  0               0          10
    IC-2-85                                                  0               0           0
    IC-2-86                                                  0               0           4
    IC-2-87                                                  0               0          28
    IC-2-88                                                  0               0          48
    Reserve Plus SP                                          0               0           0
    Cash Reserve SP                                          0               0           0
    IC-Flexible Savings                                      0               0       4,027
    IC-Preferred Investors                                   0               0          19
    IC-FS-EMP                                                0               0          10
    IC-Investors                                             0               0           0
    IC-Special Deposits U.K.                                 0               0          10
    IC-Special Deposits Hong Kong                            0               0           0
    IC-1-84                                                  0               0           0
    Cash Reserve VP                                          0               0           0
    Cash Reserve Variable Payment-3mo.                       0               0         802
    IC-Future Value                                          0               0          27
    IC-Future Value Emp                                      0               0           0
IC-Stk Mkt                                                   0               0         848
IC-MSC                                                       0               0         264
IC - EISC                                                    0               0           0
IC-AEBI Stk Mkt                                              0               0           1
                                                      --------  --------------   ---------

                Total                                        0               0       6,140
                                                      --------  --------------   ---------



  Accrued for additional credits to be allowed
    at next anniversaries:
    SP 74                                                    0               0           0
    SP 75                                                    0               0           0
    SP 76                                                    0               0           0
    SP 77                                                    0               0           0
    SP 78                                                    0               0           0
    SP 79                                                    0               0           0
    SP 80                                                    0               0           0
    SP 81A                                                   0               0           0
    SP 82A                                                   0               0           0
    SP 82B                                                   0               0           0
    SP 83A                                                   0               0           0
    SP 83B                                                   0               0           0
    IC-2-84                                                  0               0           0
    IC-2-85                                                  0               0           0
    IC-2-86                                                  0               0           0
    IC-2-87                                                  0               0           0
    IC-2-88                                                  0               0           1
    IC-Stock Mkt                                             0               0           0
    IC-Market Strategy Certificate                           0               0      19,449
    IC-EISC                                                  0               0      18,132
    IC-AEBI Stock Market                                     0               0           0
                                                             0               0           0
                                                             0               0          37
                                                      --------  --------------   ---------

                Total                                        0               0      37,619
                                                      --------  --------------   ---------

      TOTAL SINGLE PAYMENT - NON QUALIFIED             274,846   3,075,929,010   3,357,083
                                                      --------  --------------   ---------



  R Series Single-Payment certificates:
    R-76                                                     2           7,644           8
    R-77                                                    15         216,436         205
    R-78                                                    21         131,309         140
    R-79                                                    37         226,506         219
    R-80                                                    26         153,306         148
    R-81                                                    11          71,576          62
    R-82A                                                   73         476,231         376
    RP-Q                                                   112         166,236         455
    R-II                                                    43         331,841         198
    RP-2-84                                                 12         165,689          15
    RP-2-85                                                  0               0           0
    RP-2-86                                                  7          21,406          25
    RP-2-87                                                 31         235,387         210
    RP-2-88                                                 28         127,528         142
    Cash Reserve RP                                          0               0           0
    RP-Flexible Savings                                 48,151     881,149,753     931,850
    RP-Preferred Investors                                   1         440,999         541
    Cash Reserve RP-3 mo.                                4,817      43,611,901      44,663
    RP-Flexible Savings Emp                                146       1,643,803       2,335
    RP-Future Value                                          7         176,338         176
    RP-Future Value Emp                                      2          58,869          59
    RP-Stock Market                                     11,885     120,650,578     134,589
    Market Strategy Cert                                 4,004     101,409,065     109,083
    D-1                                                     71       5,420,974       6,840
                                                      --------  --------------   ---------

                Total                                   69,502   1,156,893,375   1,232,339
                                                      --------  --------------   ---------



  Additional Interest on R-Series Single
    Payment Reserves:
    R-76                                                     0               0           0
    R-77                                                     0               0           1
    R-78                                                     0               0           3
    R-79                                                     0               0           5
    R-80                                                     0               0           4
    R-81                                                     0               0           1
    R-82A                                                    0               0          11
    RP-Q                                                     0               0           0
    R-II                                                     0               0           4
    RP-2-84                                                  0               0           0
    RP-2-85                                                  0               0           0
    RP-2-86                                                  0               0           1
    RP-2-87                                                  0               0           4
    RP-2-88                                                  0               0           2
    Cash Reserve RP                                          0               0           0
    RP-Flexible Savings                                      0               0       1,698
    RP-Preferred Investors                                   0               0           1
    Cash Reserve RP-3 mo. Plus                               0               0         137
    RP-Flexible Savings Emp                                  0               0           4
    RP-Future Value                                          0               0         238
    RP-Future Value Emp                                      0               0          53
   RP-Stock Market                                           0               0         243
    Market Strategy Cert                                     0               0          76
    D-1                                                                                  1
                                                      --------  --------------   ---------

                Total                                        0               0       2,487
                                                      --------  --------------   ---------


AMERIPRISE CERTIFICATE COMPANY                                      SCHEDULE VI
CERTIFICATE RESERVES
PART 1 - SUMMARY OF CHANGES
YEAR ENDED DECEMBER 31, 2006
($ IN THOUSANDS)

                                                                                Balance at beginning of period
                                                                             -----------------------------------

                                                                              Number
                                                                                of
                                                           Yield             accounts     Amount
                                                        to maturity            with         of         Amount
                                                        on an annual         security    maturity        of
                  Description                          payment basis          holders      value      reserves
                  -----------                         ---------------        ---------- ------------ -----------
  Accrued for additional credits to be allowed
    at next anniversaries:
    RP-Stock Market                                                                  0            0        3,886
    Market Strategy Cert                                                             0            0        2,328
                                                                             ---------  -----------  -----------

                Total                                                                0            0        6,214
                                                                             ---------  -----------  -----------

                TOTAL SINGLE PAYMENT - QUALIFIED                                65,879    1,002,793    1,072,848
                                                                             ---------  -----------  -----------



  Paid-up certificates:
    Series 15 and 20                                        3.25                     0            0           0
       "   15A and 22A                                      3.5                     74        1,643       1,549
       "   I-76 - 640                                       3.5                    440        2,563       2,223
                                                                             ---------  -----------  ----------

                Total                                                              514        4,206       3,772
                                                                             ---------  -----------  ----------

  Additional credits and accrued interest thereon:
    Series 15 and 20                                        2.5                      0            0           0
       "   15A and 22A                                       3                       0            0          26
       "   I-76                                             3.5                      0            0         178
                                                                             ---------  -----------  ----------

                Total                                                                0            0         204
                                                                             ---------  -----------  ----------

  Accrued for additional credits to be allowed
   at next anniversaries                                                             0            0           0
                                                                             ---------  -----------  ----------

                Total paid-up                                                      514        4,206       3,976
                                                                             ---------  -----------  ----------

  Optional settlement certificates:
Series  IST&G                                                3                       1            0           0
Other series and conversions from Single                                         3,510            0           0
      Payment certificates                              2.5-3-3-3.5                  0            0           0
Series R-76 thru R-82A                                       3                       0            0      61,668
Series R-II & RP-2-84 thru 88                               3.5                      0            0          11
Reserve Plus Single-Payment                                                         25            0          71
Reserve Plus Flex-Pay & IC-Q-Inst                                                    8            0         172
Series R-Installment                                                                10            0          50
Series R-Single-Payment                                                              4            0          59
Add'l credits and accrued int. thereon                     2.5-3                     0            0       6,035
Add'l credits and accrued int. thereon-IST&G               2.5-3                     0            0           0
Accrued for additional credits to be allowed                                         0            0           3
  at next anniversaries                                                              0            0           0
Accrued for additional credits to be allowed                                         0            0           0
  at next anniversaries-R-76-R-82A & R-II                                            0            0           0
Accrued for additional credits to be allowed                                         0            0           0
  at next anniversaries-IST&G                                                        0            0           0
                                                                             ---------  -----------  ----------

                Total optional settlement                                        3,557            0      68,069
                                                                             ---------  -----------  ----------

Due to unlocated cert holders                                                        0            0          31
                                                                             ---------  -----------  ----------

                Total certificate reserves                                     379,894   $5,252,068  $5,660,566




                                                                    Additions                           Deductions
                                                      ------------------------------------  ---------------------------------

                                                                                 Charged                            Credited
                                                       Charged       Reserve     to other                 Cash      to other
                                                      to profit    payments by   accounts               surrenders  accounts
                                                       and loss    certificate     (per                  prior to     (per
                  Description                         or income      holders     part 2)    Maturities  maturity    part 2)
                  -----------                        ------------  ------------  ---------  ----------  ----------  ---------
  Accrued for additional credits to be allowed
    at next anniversaries:
    RP-Stock Market                                       8,718             0          0         0              41      5,934
    Market Strategy Cert                                  6,370             0          0         0             131      3,626
                                                     ----------   -----------   --------   -------       ---------   --------

                Total                                    15,088             0          0         0             172      9,560
                                                     ----------   -----------   --------   -------       ---------   --------

                TOTAL SINGLE PAYMENT - QUALIFIED         52,014       564,170     44,446     1,038         441,594     44,447
                                                     ----------   -----------   --------   -------       ---------   --------



  Paid-up certificates:
    Series 15 and 20                                           0             0          0         0              0          0
       "   15A and 22A                                        46             0        131       289             90        275
       "   I-76 - 640                                         77             0        327       105            362          0
                                                      ----------   -----------   --------   -------      ---------  ---------

                Total                                        123             0        458       394            452        275
                                                      ----------   -----------   --------   -------      ---------  ---------

  Additional credits and accrued interest thereon:
    Series 15 and 20                                           0             0          0         0              0          0
       "   15A and 22A                                         1             0          0         7              0          3
       "   I-76                                                6             0          0         4             12          0
                                                      ----------   -----------   --------   -------      ---------  ---------

                Total                                          7             0          0        11             12          3
                                                      ----------   -----------   --------   -------      ---------  ---------

  Accrued for additional credits to be allowed
   at next anniversaries                                       0             0          0         0              0          0
                                                      ----------   -----------   --------   -------      ---------  ---------

                Total paid-up                                130             0        458       405            464        278
                                                      ----------   -----------   --------   -------     ----------  ---------

  Optional settlement certificates:
Series  IST&G                                                  0             0          0         0              0          0
Other series and conversions from Single                       0             0          0         0              0          0
      Payment certificates                                     0             0          0         0              0          0
Series R-76 thru R-82A                                     1,304             0      1,854     2,656          5,274          0
Series R-II & RP-2-84 thru 88                                  0             0          0         3              1          0
Reserve Plus Single-Payment                                    2             0          0         4             16          0
Reserve Plus Flex-Pay & IC-Q-Inst                              3             0          0         4             75          0
Series R-Installment                                           0             0          0         4              2          0
Series R-Single-Payment                                        0             0          0         9              1          0
Add'l credits and accrued int. thereon                       165             0          6       173            516        205
Add'l credits and accrued int. thereon-IST&G                   0             0          0         0              0          0
Accrued for additional credits to be allowed                   6             0          0         0              0          6
  at next anniversaries                                        0             0          0         0              0          0
Accrued for additional credits to be allowed                   0             0          0         0              0          0
  at next anniversaries-R-76-R-82A & R-II                      0             0          0         0              0          0
Accrued for additional credits to be allowed                   0             0          0         0              0          0
  at next anniversaries-IST&G                                  0             0          0         0              0          0
                                                      ----------   -----------   --------   -------     ----------  ---------

                Total optional settlement                  1,480             0      1,860     2,853          5,885        211
                                                      ----------   -----------   --------   -------     ----------  ---------

Due to unlocated cert holders                                  0             0         46         0              1         45
                                                      ----------   -----------   --------   -------     ----------  ---------

                Total certificate reserves              $220,000    $1,945,379   $191,226   $28,212     $3,059,168  $ 191,308




                                                            Balance at close of period
                                                      -------------------------------------

                                                       Number
                                                         of
                                                      accounts      Amount
                                                        with          of          Amount
                                                      security     maturity         of
                  Description                         holders       value        reserves
                  -----------                        ---------- ---------------  ----------
  Accrued for additional credits to be allowed
    at next anniversaries:
    RP-Stock Market                                          0               0       6,629
    Market Strategy Cert                                     0               0       4,941
                                                      --------  --------------   ---------

                Total                                        0               0      11,570
                                                      --------  --------------   ---------

                TOTAL SINGLE PAYMENT - QUALIFIED        69,502   1,156,893,375   1,246,396
                                                      --------  --------------   ---------



  Paid-up certificates:
    Series 15 and 20                                         0               0            0
       "   15A and 22A                                       0               0        1,070
       "   I-76 - 640                                        0               0        2,159
                                                      --------  --------------   ----------

                Total                                        0               0        3,229
                                                      --------  --------------   ----------

  Additional credits and accrued interest thereon:
    Series 15 and 20                                         0               0            0
       "   15A and 22A                                       0               0           16
       "   I-76                                              0               0          169
                                                      --------  --------------   ----------

                Total                                        0               0          185
                                                      --------  --------------   ----------

  Accrued for additional credits to be allowed
   at next anniversaries                                     0               0            0
                                                      --------  --------------   ----------

                Total paid-up                                0               0        3,414
                                                      --------  --------------   ----------

  Optional settlement certificates:
Series  IST&G                                                0               0            0
Other series and conversions from Single                     0               0            0
      Payment certificates                                   0               0            0
Series R-76 thru R-82A                                       0               0       56,896
Series R-II & RP-2-84 thru 88                                0               0            6
Reserve Plus Single-Payment                                  0               0           54
Reserve Plus Flex-Pay & IC-Q-Inst                            0               0           97
Series R-Installment                                         0               0           44
Series R-Single-Payment                                     25         161,400           49
Add'l credits and accrued int. thereon                       0               0        5,314
Add'l credits and accrued int. thereon-IST&G                 0               0            0
Accrued for additional credits to be allowed                 0               0            4
  at next anniversaries                                      0               0            0
Accrued for additional credits to be allowed                 0               0            0
  at next anniversaries-R-76-R-82A & R-II                    0               0            0
Accrued for additional credits to be allowed                 0               0            0
  at next anniversaries-IST&G                                0               0            4
                                                      --------  --------------   ----------

                Total optional settlement                   25         161,400       62,468
                                                      --------  --------------   ----------

Due to unlocated cert holders                                0               0           30
                                                      --------  --------------   ----------

                Total certificate reserves             355,028  $4,233,024,104   $4,738,483

AMERIPRISE CERTIFICATE COMPANY                                                                               SCHEDULE VI
CERTIFICATE RESERVES
PART 2 - DESCRIPTIONS OF ADDITIONS TO RESERVES CHARGED TO OTHER
ACCOUNTS AND DEDUCTIONS FROM RESERVES CREDITED TO OTHER ACCOUNTS
DECEMBER 31, 2006
($ IN THOUSANDS)

Additional credits on installment certificates and accrued interest thereon:
    Other additions represent:
      Transfers from accruals for additional credits to be allowed at next anniversaries             $                29
      Reconversions of paid-up certificates-charged to paid-up reserves                                               19
      Transfers from maturities to extended maturities, additional credits/interest
        and advance payments                                                                                       1,626
                                                                                                         ----------------
                                                                                                     $             1,674
                                                                                                         ================
    Other deductions represent:
      Transfers to reserves on a quarterly basis for Reserve Plus Flexible-
        Payment, IC-Q-Installment and R-Flexible-Payment                                             $             1,628
      Conversions to optional settlement certificates-credited to optional
        settlement reserves                                                                                        1,226
      Conversions to paid-up certificates-credited to paid-up reserves                                               481
      Transfers to extended maturities at maturity                                                                     0
                                                                                                         ----------------
                                                                                                     $             3,335
                                                                                                         ================
Accrual for additional credits to be allowed on installment certificates at next anniversaries:
    Other deductions represent:
      Transfers to reserves for additional credits on installment certificates                       $                29
                                                                                                         ================

Reserve for death and disability refund options: Other deductions represent:
      Payments, in excess of installment reserves, made to certificate holders
        who exercised the death and disability refund options.                                       $                 0
                                                                                                         ================

Reserve for reconversions of paid-up certificates:
    The amount shown as charged to profit and loss has been deducted from
      reserve recoveries in the accompanying Statement of Operations                                 $                 0
                                                                                                         ================

    Other deductions represent:
      Amounts credited to installment certificate reserves to mature, on
      reconversions of paid-up certificates.                                                         $                19
                                                                                                         ================

Paid-up certificates:
  Other additions represent:
    Conversions from installment certificates (charged to installment reserves
      less surrender charges)                                                                        $               458
    Transfers from accrual for additional credits to be allowed at next
       anniversaries                                                                                                   0
                                                                                                         ----------------
                                                                                                     $               458
                                                                                                         ================
  Other deductions represent:

    Transfers credited to installment reserves on reconversions to installment
      certificates                                                                                   $                 0
    Transfers for accrual for additional credits and accrued interest thereon                                          0
    Transfers to settlement options                                                                                  278
                                                                                                         ----------------
                                                                                                     $               278
                                                                                                         ================

AMERIPRISE CERTIFICATE COMPANY                                                                            SCHEDULE VI
CERTIFICATE RESERVES
PART 2 - DESCRIPTIONS OF ADDITIONS TO RESERVES CHARGED TO OTHER
ACCOUNTS AND DEDUCTIONS FROM RESERVES CREDITED TO OTHER ACCOUNTS
DECEMBER 31, 2006
($ IN THOUSANDS)

Default interest on installment certificates:
  Other additions represent:
    Reconversions of paid-up certificates charged to paid-up reserves                              $                0
                                                                                                       ===============

  Other deductions represent:
    Conversions to paid-up certificates - credited to paid-up reserves                             $                0
    Transfers to advance payments as late payments are credited to certificates                                     5
                                                                                                       ---------------
                                                                                                   $                5
                                                                                                       ===============
Optional settlement certificates:
  Other additions represent:
    Transfers from installment certificate reserves (less surrender charges), single-payment and Series D certificate reserves upon election of
      optional settlement privileges                                                               $            1,575
    Transfers from paid-up certificate reserves                                                                   278
    Transfers from accruals for additional credits to be allowed at next anniversaries                              6
                                                                                                       ---------------
                                                                                                   $            1,858
                                                                                                       ===============
  Other deductions represent:
    Transfers to reserve for additional credits and accrued interest thereon                       $                6
    Transfers to optional settlement reserves                                                                     206
                                                                                                       ---------------
                                                                                                   $              211
                                                                                                       ===============
Single-Payment certificates:
   Other additions represent:
    Transfers from accruals for additional credits to be allowed at next anniversaries             $                0
    Transfers from accruals on a quarterly basis on:                                                                0
      Reserve Plus Single-Payment                                                                                   0
      Cash Reserve Single-Payment                                                                                   0
      Flexible Savings                                                                                         84,533
      Flexible Savings-Emp                                                                                        233
      Preferred Investors                                                                                         668
      Investors                                                                                                 6,030
      Special Deposits                                                                                            510
      Cash Reserve                                                                                                  0
      Cash Reserve-3mo                                                                                          9,847
      Future Value                                                                                                  0
      Stock Market                                                                                             19,911
      Market Strategy                                                                                          16,394
      AEBI Stock Market                                                                                         4,411
      Equity Index Stock Certificate                                                                                0
      RP-Q                                                                                                         15
      Cash Reserve-RP                                                                                               0
      Cash Reserve-RP-3mo                                                                                       1,478
      Flexible Saving-RP                                                                                       32,084
      Flexible Savings-RP-Emp                                                                                      94
      Preferred Investors-RP                                                                                       32
      Stock Market-RP                                                                                           6,218
      Market Strategy-RP                                                                                        4,168
    Transfers from accruals at anniversaries maintained in a separate
      reserve account.                                                                                            562
                                                                                                       ---------------
                                                                                                   $          187,188
                                                                                                       ===============

AMERIPRISE CERTIFICATE COMPANY                                                                   SCHEDULE VI
CERTIFICATE RESERVES
PART 2 - DESCRIPTIONS OF ADDITIONS TO RESERVES CHARGED TO OTHER
ACCOUNTS AND DEDUCTIONS FROM RESERVES CREDITED TO OTHER ACCOUNTS
DECEMBER 31, 2006
($ IN THOUSANDS)

Single-Payment certificates continued:

   Other deductions represent:
    Transfers to optional settlement reserves:
      Single-Payment                                                                      $           43,162
      R Single-Payment                                                                                     0
    Transfers to reserves for additional credits and accrued interest thereon                            562
    Transfers to a separate reserve account from the accrual account                                       0
    Transfers to reserves on a quarterly basis:
      Reserve Plus Single-Payment                                                                          5
      Cash Reserve Single-Payment                                                                          0
      Flexible Savings                                                                                84,540
      Flexible Savings-Emp                                                                                 0
      Preferred Investors                                                                                668
      Investors                                                                                        6,030
      Special Deposits                                                                                   510
      Cash Reserve                                                                                         0
      Cash Reserve-3mo                                                                                 9,844
      Stock Market                                                                                       (18)
      AEBI Stock Market                                                                                2,091
      RP-Q                                                                                                15
      Cash Reserve-RP                                                                                      0
      Cash Reserve-RP-3mo                                                                              1,478
      Flexible Saving-RP                                                                              32,084
      Flexible Savings-RP-Emp                                                                             94
      Preferred Investors-RP                                                                              32
      Stock Market-RP                                                                                  6,218
    Transfers to Federal tax withholding                                                                  70
                                                                                             ----------------
                                                                                          $          187,385
                                                                                             ================

Due to unlocated certificate holders:
   Other additions represent:
    Amounts equivalent to payments due certificate holders who could
      not be located                                                                      $               46
                                                                                             ================

   Other deductions represent:
    Payments to certificate holders credited to cash                                      $               45
                                                                                             ================

AMERIPRISE CERTIFICATE COMPANY                                                                                       SCHEDULE VI
CERTIFICATE RESERVES
PART 3 - INFORMATION REGARDING INSTALLMENT CERTIFICATES CLASSIFIED BY AGE GROUPINGS
YEAR ENDED DECEMBER 31, 2006
($ IN THOUSANDS)

                                                                                                        Deductions from Reserves
                                                                                                        ------------------------
                                     Number of Accounts         Amount of                                    Cash
                                      with Certificate          Maturity                Amount of         Surrenders
                       Months             Holders                 Value                 Reserves           Prior to
Certificate Series      Paid            December 31,           December 31,            December 31,        Maturity      Other
                       --------------------------------------------------------------------------------------------------------
                                     2005         2006      2005       2006          2005        2006        2006        2006
                                 ----------------------------------------------------------------------------------------------

15   INC EXT           61-72             0            0        $0         $0            $0          $0          $0          $0
                       73-84             0            0         0          0             0           0           0           0
                       85-96             0            0         0          0             0           0           0           0
                       97-108            0            0         0          0             0           0           0           0
                       109-120           0            0         0          0             0           0           0           0
                       121-132           0            0         0          0             0           0           0           0
                       133-144           0            0         0          0             0           0           0           0
                       145-156           0            0         0          0             0           0           0           0
                       157-168           0            0         0          0             0           0           0           0
                       169-180           0            0         0          0             0           0           0           0
                       181-192           0            0         0          0             0           0           0           0
                       193-204           0            0         0          0             0           0           0           0
                       205-216           0            0         0          0             0           0           0           0
                       217-228           0            0         0          0             0           0           0           0
                                 ----------------------------------------------------------------------------------------------

TOTAL                                    0            0         0          0             0           0           0           0
                                 ----------------------------------------------------------------------------------------------

20, including
 extended maturities   85-96             0            0         0          0             0           0           0           0
                       97-108            0            0         0          0             0           0           0           0
                       109-120           0            0         0          0             0           0           0           0
                       121-132           0            0         0          0             0           0           0           0
                       133-144           0            0         0          0             0           0           0           0
                       145-156           0            0         0          0             0           0           0           0
                       157-168           0            0         0          0             0           0           0           0
                       169-180           0            0         0          0             0           0           0           0
                       181-192           0            0         0          0             0           0           0           0
                       193-204           0            0         0          0             0           0           0           0
                       205-216           0            0         0          0             0           0           0           0
                       217-228           0            0         0          0             0           0           0           0
                       229-240           0            0         0          0             0           0           0           0
                       241-252           0            0         0          0             0           0           0           0
                       253-264           0            0         0          0             0           0           0           0
                       265-276           0            0         0          0             0           0           0           0
                       277-288           0            0         0          0             0           0           0           0
                       289-300           0            0         0          0             0           0           0           0
                       301-312           0            0         0          0             0           0           0           0
                       313-324           0            0         0          0             0           0           0           0
                       325-336           0            0         0          0             0           0           0           0
                       337-348           0            0         0          0             0           0           0           0
                       349-360           0            0         0          0             0           0           0           0
                                 ----------------------------------------------------------------------------------------------

TOTAL                                    0            0         0          0             0           0           0           0
                                 ----------------------------------------------------------------------------------------------

15 A   INC EXT         61-72             0            0         0          0             0           0           0           0
                       73-84             0            0         0          0             0           0           0           0
                       85-96             0            0         0          0             0           0           0           0
                       97-108            0            0         0          0             0           0           0           0
                       109-120           0            0         0          0             0           0           0           0
                       121-132           0            0         0          0             0           0           0           0
                       133-144           0            0         0          0             0           0           0           0
                       145-156           0            0         0          0             0           0           0           0
                       157-168           0            0         0          0             0           0           0           0
                       169-180           0            0         0          0             0           0           0           0
                       181-192           0            0         0          0             0           0           0           0
                       193-204           0            0         0          0             0           0           0           0
                       205-216           0            0         0          0             0           0           0           0
                       217-228           0            0         0          0             0           0           0           0
                       229-240           0            0         0          0             0           0           0           0
                       241-252           0            0         0          0             0           0           0           0
                                 ----------------------------------------------------------------------------------------------

TOTAL                                    0            0         0          0             0           0           0           0
                                 ----------------------------------------------------------------------------------------------

22A   INC EXT          25-36             0            0         0          0             0           0           0           0
                       37-48             0            0         0          0             0           0           0           0
                       49-60             0            0         0          0             0           0           0           0
                       61-72             0            0         0          0             0           0           0           0
                       73-84             0            0         0          0             0           0           0           0
                       85-96             0            0         0          0             0           0           0           0
                       97-108            0            0         0          0             0           0           0           0
                       109-120           0            0         0          0             0           0           0           0
                       121-132           0            0         0          0             0           0           0           0
                       133-144           0            0         0          0             0           0           0           0

                       145-156           0            0         0          0             0           0           0           0
                       157-168           1            1        19         19             9           9           0           0
                       169-180           0            0         0          0             0           0           0           0
                       181-192           0            0         0          0             0           0           0           0
                       193-204           0            0         0          0             0           0           0           0
                       205-216           1            0        15          0            11           0           0           0
                       217-228           1            1        19         15            15          12           0           0
                       229-240           0            1         0         19             0          15           0           0
                       241-252           1            0        19          0            17           0           0           0
                       253-264           1            1        15         15            14          14          18           0
                       265-276           0            0         0          0             0           0           0           0
                       277-288           0            0         0          0             0           0           0           0
                       289-300           1            0        16          0            11           0           0           0
                       301-312           0            1         0         16             0          12           0           0
                       313-324           1            0        19          0            15           0           0           0
                       325-336           3            1       114         19            91          16           0           0
                       337-348           2            4       325        373           274         319           0           0
                       349-360          14            0       370          0           333           0          29          57
                       361-372          49           14     1,143        357         1,062         338          55          82
                       373-384          52           46     1,192      1,033         1,165       1,009          58         881
                                 ----------------------------------------------------------------------------------------------

TOTAL                                  127           70     3,266      1,866         3,017       1,744         160       1,020
                                 ----------------------------------------------------------------------------------------------

I-76                   25-36             0            0         0          0             0           0           0           0
                       37-48             0            0         0          0             0           0           0           0
                       49-60             0            0         0          0             0           0           0           0
                       61-72             0            0         0          0             0           0           0           0
                       73-84             0            0         0          0             0           0           0           0
                       85-96             0            0         0          0             0           0           0           0
                       97-108            0            0         0          0             0           0           0           0
                       109-120           0            0         0          0             0           0           0           0
                       121-132           0            0         0          0             0           0           0           0
                       133-144           0            0         0          0             0           0           0           0
                       145-156           0            0         0          0             0           0           0           0
                       157-168           0            0         0          0             0           0           0           0
                       169-180           0            0         0          0             0           0           0           0
                       181-192           0            0         0          0             0           0           0           0
                       193-204           0            0         0          0             0           0           0           0
                       205-216           0            0         0          0             0           0           0           0
                       217-228           0            0         0          0             0           0           0           0
                       229-240           0            0         0          0             0           0           0           0
                       241-252           2            0        40          0            22           0           0           0
                       253-264           1            2        25         40            15          24           0           0
                       265-276           0            1         0         25             0          15           0           0
                       277-288           5            0       141          0            99           0          13          22
                       289-300          29            2       744         62           546          46          22          45
                       301-312          35           24       938        652           731         508          38           0
                       313-324          41           34       880        920           725         759          69          15
                       325-336          52           33       901        723           783         631         136          26
                       337-348          43           44       981        753           903         694         134         118
                       349-360          32           33       680        683           655         664          73          89
                                 ----------------------------------------------------------------------------------------------

TOTAL                                  240          173     5,330      3,858         4,479       3,341         485         315
                                 ----------------------------------------------------------------------------------------------

RES+FP                 85-96             0            0         0          0             0           0           0           0
                       97-108            0            0         0          0             0           0           0           0
                       109-120           0            0         0          0             0           0           0           0
                       121-132           0            0         0          0             0           0           0           0
                       133-144           0            0         0          0             0           0           0           0
                       145-156           0            0         0          0             0           0           0           0
                       157-168           0            0         0          0             0           0           0           0
                       169-180           0            0         0          0             0           0           0           0
                       181-192           0            0         0          0             0           0           0           0
                       193-204           0            0         0          0             0           0           0           0
                       205-216           0            0         0          0             0           0           0           0
                       217-228           0            0         0          0             0           0           0           0
                       229-240           0            0         0          0             0           0           0           0
                       241-252           0            0         0          0             0           0           0           0
                       253-264           0            0         0          0             0           0           0           0
                       265-276           1            0         6          0             3           0           0           0
                       277-288           1            1        18          6            42           3           0           0
                                 ----------------------------------------------------------------------------------------------

TOTAL                                    2            1        24          6            45           3           0           0
                                 ----------------------------------------------------------------------------------------------

IC-Q-INST              61-72             0            0         0          0             0           0           0           0
                       73-84             0            0         0          0             0           0           0           0
                       85-96             0            0         0          0             0           0           0           0
                       97-108            0            0         0          0             0           0           0           0
                       109-120           0            0         0          0             0           0           0           0
                       121-132           0            0         0          0             0           0           0           0
                       133-144           0            0         0          0             0           0           0           0
                       145-156           0            0         0          0             0           0           0           0
                       157-168           0            0         0          0             0           0           0           0
                       169-180           0            0         0          0             0           0           0           0
                       181-192           0            0         0          0             0           0           0           0
                       193-204           0            0         0          0             0           0           0           0
                       205-216           0            0         0          0             0           0           0           0
                       217-228           0            0         0          0             0           0           0           0
                       229-240           1            0        24          0             1           0           0           0
                       241-252           0            0         0          0             0           0           0           0
                                 ----------------------------------------------------------------------------------------------

TOTAL                                    1            0        24          0             1           0           0           0
                                 ----------------------------------------------------------------------------------------------

IC-Q-IN                1-12              0            0         0          0             0           0           0           0
                       13-24             0            0         0          0             0           0           0           0
                       25-36             0            0         0          0             0           0           0           0
                       37-48             0            0         0          0             0           0           0           0
                       49-60             0            0         0          0             0           0           0           0
                       61-72             0            0         0          0             0           0           0           0
                       73-84             0            0         0          0             0           0           0           0
                       85-96             0            0         0          0             0           0           0           0
                       97-108            0            0         0          0             0           0           0           0
                       109-120           0            0         0          0             0           0           0           0
                       121-132           0            0         0          0             0           0           0           0
                       133-144           0            0         0          0             0           0           0           0
                       145-156           0            0         0          0             0           0           0           0
                       157-168          11            0       141          0            60           0           0           0
                       169-180          24            8       236         93           142          37          37           0
                       181-192          13           19       138        200           107         107          26           0
                       193-204          18           12       239        126            67          75          40           0
                       205-216          19           16       236        227            99          54          21           0
                       217-228           8           18        90        218            46          80          30           0
                       229-240           5            7        48         84            11          37          18           0
                       241-252           0            0         0          0             0           0           9           0
                                 ----------------------------------------------------------------------------------------------

TOTAL                                   98           80     1,128        948           532         390         181           0
                                 ----------------------------------------------------------------------------------------------

IC-IN-EMP              1-12              0            0         0          0             0           0           0           0
                       13-24             0            0         0          0             0           0           0           0
                       25-36             0            0         0          0             0           0           0           0
                       37-48             0            0         0          0             0           0           0           0
                       49-60             0            0         0          0             0           0           0           0
                       61-72             0            0         0          0             0           0           0           0
                       73-84             0            0         0          0             0           0           0           0
                       85-96             0            0         0          0             0           0           0           0
                       97-108            0            0         0          0             0           0           0           0
                       109-120           0            0         0          0             0           0           0           0
                       121-132           0            0         0          0             0           0           0           0
                       133-144           0            0         0          0             0           0           0           0
                       145-156           0            0         0          0             0           0           0           0
                       157-168           0            0         0          0             0           0           0           0
                       169-180           0            0         0          0             0           0           0           0
                       181-192           1            0         6          0             2           0           0           0
                       193-204           0            1         0          6             0           3           0           0
                       205-216           1            0        17          0            17           0           0           0
                       229-240           0            0         0          0             0           0          17           0
                                 ----------------------------------------------------------------------------------------------

TOTAL                                    2            1        23          6            19           3          17           0
                                 ----------------------------------------------------------------------------------------------

IC-I                   1-12              6            0        81          0            14           0           0           0
                       13-24             2            6        25         81            10          19           0           0
                       25-36             2            2        81         25            15           6           0           0
                       37-48             1            2        12         81             2          15           0           0
                       49-60             0            1         0         12             0           4           0           0
                       61-72             0            0         0          0             0           0           0           0
                       73-84             5            0        40          0            28           0           0           0
                       85-96             1            5        24         40            22          32           0           0
                       97-108        1,036            1    15,771         24         8,878          20           0           0
                       109-120       2,082          750    32,013     11,536        18,379       6,782       1,105           0
                       121-132          24           15       347        246           246         168       2,795           0
                       133-144          32           21       449        296           290         219          12           0
                       145-156          15           23       138        344           119         195           2           0
                       157-168          14           13       143        120           112         116           0           0
                       169-180           0           12         0        125             0          98           0           0
                                 ----------------------------------------------------------------------------------------------

TOTAL                                3,220          851    49,124     12,930        28,115       7,674       3,914           0
                                 ----------------------------------------------------------------------------------------------


IC-I-EMP               1-12              0            1         0          6             0           1           0           0
                       13-24             0            0         0          0             0           0           0           0
                       25-36             0            0         0          0             0           0           0           0
                       37-48             0            0         0          0             0           0           0           0
                       49-60             0            0         0          0             0           0           0           0
                       61-72             0            0         0          0             0           0           0           0
                       73-84             0            0         0          0             0           0           0           0
                       85-96             0            0         0          0             0           0           0           0
                       97-108            4            0        42          0            38           0           0           0
                       109-120          18            2       340         24           211          15          22           0
                       121-132           0            3         0        108             0          31          19           0
                       133-144           2            0        18          0             9           0           0           0
                       145-156           0            2         0         18             0           9           0           0
                       157-168           1            0       120          0           587           0           0           0
                       169-180           0            1         0        120             0         761           0           0
                                 ----------------------------------------------------------------------------------------------

TOTAL                                   25            9       520        276           845         817          41           0
                                 ----------------------------------------------------------------------------------------------


IC-I95                 1-12          1,303          741         0          0         1,964       1,215          70           0
                       13-24         1,708        1,045         0          0         5,058       3,257         296           0
                       25-36         1,738        1,485         0          0         8,233       6,560         610           0
                       37-48         1,404        1,480         0          0         7,857       8,813       1,201           0
                       49-60           879        1,176         0          0         5,419       8,092       1,098           0
                       61-72           781          723         0          0         4,907       5,277         746           0
                       73-84           794          561         0          0         5,197       3,756       1,372           0
                       85-96           905          646         0          0         5,893       4,515         915           0
                       97-108          614          759         0          0         4,349       5,341         741           0
                       109-120           0          493         0          0             0       3,986         761           0
                                 ----------------------------------------------------------------------------------------------

TOTAL                               10,126        9,109         0          0        48,877      50,812       7,810           0
                                 ----------------------------------------------------------------------------------------------


IC-I95-E               1-12              8            6         0          0             6           4           0           0
                       13-24            20            4         0          0            77           6           3           0
                       25-36             8           17         0          0            26         114           3           0
                       37-48             8            6         0          0            40          26           8           0
                       49-60             3            6         0          0            19          48           2           0
                       61-72             6            2         0          0            43          20           1           0
                       73-84             3            4         0          0             8          51           1           0
                       85-96             4            2         0          0            28          13           3           0
                       97-108            3            2         0          0            28          18           7           0
                       109-120           0            1         0          0             0          21          10           0
                                 ----------------------------------------------------------------------------------------------

TOTAL                                   63           50         0          0           275         321          38           0
                                 ----------------------------------------------------------------------------------------------


RP-Q-INST              73-84             0            0         0          0             0           0           0           0
                       85-96             0            0         0          0             0           0           0           0
                       97-108            0            0         0          0             0           0           0           0
                       109-120           0            0         0          0             0           0           0           0
                       121-132           0            0         0          0             0           0           0           0
                       133-144           0            0         0          0             0           0           0           0
                       145-156           0            0         0          0             0           0           0           0
                       157-168           0            0         0          0             0           0           0           0
                       169-180           0            0         0          0             0           0           0           0
                       181-192           0            0         0          0             0           0           0           0
                       193-204           0            0         0          0             0           0           0           0
                       205-216           0            0         0          0             0           0           0           0
                       217-228           0            0         0          0             0           0           0           0
                       229-240           0            0         0          0             0           0           0           0
                       241-252           6            0        72          0            26           0           0           0
                       253-264           0            6         0         72             0          25           0           0
                       265-276           4            0        28         22            12           0           0           0
                       277-288           1            3        12         12            38          11           2           0
                       289-300           0            1         0          0             0          38           0           0
                                 ----------------------------------------------------------------------------------------------

TOTAL                                   11           10       112        106            76          74           2           0
                                 ----------------------------------------------------------------------------------------------


RP-Q-FP                61-72             0            0         0          0             0           0           0           0
                       73-84             0            0         0          0             0           0           0           0
                       85-96             0            0         0          0             0           0           0           0
                       97-108            0            0         0          0             0           0           0           0
                       109-120           0            0         0          0             0           0           0           0
                       121-132           0            0         0          0             0           0           0           0
                       133-144           0            0         0          0             0           0           0           0
                       145-156           0            0         0          0             0           0           0           0
                       157-168           0            0         0          0             0           0           0           0
                       169-180           0            0         0          0             0           0           0           0
                       181-192           0            0         0          0             0           0           0           0
                       193-204           0            0         0          0             0           0           0           0
                       205-216           0            0         0          0             0           0           0           0
                       217-228           0            0         0          0             0           0           0           0
                       229-240           3            0        39          0            29           0           0           0
                       241-252           0            2         0         32             0          13           0           0
                                 ----------------------------------------------------------------------------------------------

TOTAL                                    3            2        39         32            29          13           0           0
                                 ----------------------------------------------------------------------------------------------


RP-Q-IN                1-12              0            0         0          0             0           0           0           0
                       13-24             0            0         0          0             0           0           0           0
                       25-36             0            0         0          0             0           0           0           0
                       37-48             0            0         0          0             0           0           0           0
                       49-60             0            0         0          0             0           0           0           0
                       61-72             0            0         0          0             0           0           0           0
                       73-84             0            0         0          0             0           0           0           0
                       85-96             0            0         0          0             0           0           0           0
                       97-108            0            0         0          0             0           0           0           0
                       109-120           0            0         0          0             0           0           0           0
                       121-132           0            0         0          0             0           0           0           0
                       133-144           0            0         0          0             0           0           0           0
                       145-156           0            0         0          0             0           0           0           0
                       157-168           0            0         0          0             0           0           0           0
                       169-180           0            0         0          0             0           0           0           0
                       181-192           2            0        12          0             2           0           0           0
                       193-204           1            2        12         12             0           2           0           0
                       205-216           0            1         0         12             0           0           0           0
                                 ----------------------------------------------------------------------------------------------

TOTAL                                    3            3        24         24             2           2           0           0
                                 ----------------------------------------------------------------------------------------------


RP-IN-EMP              1-12              0            0         0          0             0           0           0           0
                       13-24             0            0         0          0             0           0           0           0
                       25-36             0            0         0          0             0           0           0           0
                       37-48             0            0         0          0             0           0           0           0
                       49-60             0            0         0          0             0           0           0           0
                       61-72             0            0         0          0             0           0           0           0
                       73-84             0            0         0          0             0           0           0           0
                       85-96             0            0         0          0             0           0           0           0
                       97-108            0            0         0          0             0           0           0           0
                       109-120           0            0         0          0             0           0           0           0
                                 ----------------------------------------------------------------------------------------------

TOTAL                                    0            0         0          0             0           0           0           0
                                 ----------------------------------------------------------------------------------------------


RP-I                   1-12              0            0         0          0             0           0           0           0
                       13-24             0            0         0          0             0           0           0           0
                       25-36             0            0         0          0             0           0           0           0
                       37-48             0            0         0          0             0           0           0           0
                       49-60             0            0         0          0             0           0           0           0
                       61-72             0            0         0          0             0           0           0           0
                       73-84             0            0         0          0             0           0           0           0
                       85-96             0            0         0          0             0           0           0           0
                       97-108            5            0        42          0            31           0           0           0
                       109-120           5            4        52         36            20          32           3           0
                       121-132           0            0         0          0             0           0           0           0
                                 ----------------------------------------------------------------------------------------------

TOTAL                                   10            4        94         36            51          32           3           0
                                 ----------------------------------------------------------------------------------------------


RP-I-EMP               1-12              0            0         0          0             0           0           0           0
                       13-24             0            0         0          0             0           0           0           0
                       25-36             0            0         0          0             0           0           0           0
                       37-48             0            0         0          0             0           0           0           0
                       49-60             0            0         0          0             0           0           0           0
                       61-72             0            0         0          0             0           0           0           0
                                 ----------------------------------------------------------------------------------------------

TOTAL                                    0            0         0          0             0           0           0           0
                                 ----------------------------------------------------------------------------------------------

Inst-R (RP-I95)        1-12             70           33    11,061      1,332           153          60           0           0
                       13-24            58           56     2,374      2,670           178         174          19           0
                       25-36            86           49    12,532      2,145           506         195          34           0
                       37-48            62           68     1,737      8,887           325         512         114           0
                       49-60            15           50     3,629      1,438           118         345          34           0
                       61-72             6           13     1,986        569            49          98          25           0
                       73-84            10            6     1,154      1,986            61          46           0           0
                       85-96             5            9        37        319            30          66           5           0
                       97-108            2            1       657          7             4           4           1           0
                       109-120           0            0         0          0             0           0           4           0
                                 ----------------------------------------------------------------------------------------------

TOTAL                                  314          285    35,167     19,353         1,424       1,500         236           0
                                 ----------------------------------------------------------------------------------------------


Inst-R-E               1-12              1            2        12         12             2           1           0           0
                       13-24             1            2       600        612             5          10           0           0
                       25-36             1            0         8          0             2           0           0           0
                       37-48             1            1       240          8             2           2           0           0
                       49-60             0            1         0        240             0           2           0           0
                       61-72             0            0         0          0             0           0           0           0
                       73-84             1            0         6          0             6           0           0           0
                       85-96             1            1         8          6             5           7           0           0
                                 ----------------------------------------------------------------------------------------------

TOTAL                                    6            7       874        878            22          22           0           0
                                 ----------------------------------------------------------------------------------------------


TOTAL - ALL SERIES                  14,251       10,655   $95,749    $40,319       $87,809     $66,748     $12,887      $1,335
                                 ==============================================================================================

AMERIPRISE CERTIFICATE COMPANY                                                                                     SCHEDULE VII
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
($ IN THOUSANDS)

Year ended December 31, 2006
-------------------------------------------------------------------------------------------------------------------------------
                                                                Additions
                                                      ----------------------------
          Reserves                    Balance           Charged                                                       Balance
       deducted from                    at             to costs                                Deductions                at
         assets to                   beginning           and                                      from                  end
      which they apply               of period         expenses             Other          reserves/writedowns       of period
------------------------------       ---------        ----------          --------        ---------------------     -----------
Allowance for losses:
  Conventional first
    mortgage loans                     $6,536                $0                $0                  $0                  $6,536


===============================================================================================================================
Year ended December 31, 2005
-------------------------------------------------------------------------------------------------------------------------------
                                                                Additions
                                                      ----------------------------
          Reserves                    Balance           Charged                                                       Balance
       deducted from                    at             to costs                                Deductions                at
         assets to                   beginning           and                                      from                  end
      which they apply               of period         expenses             Other          reserves/writedowns       of period
------------------------------       ---------        ----------          --------        ---------------------     -----------
Allowance for losses:
  Conventional first
    mortgage loans
    and other loans                    $7,536           ($1,000)               $0                  $0                  $6,536


===============================================================================================================================
Year ended December 31, 2004
-------------------------------------------------------------------------------------------------------------------------------
                                                                Additions
                                                      ----------------------------
          Reserves                    Balance           Charged                                                       Balance
       deducted from                    at             to costs                                Deductions                at
         assets to                   beginning           and                                      from                  end
      which they apply               of period         expenses             Other          reserves/writedowns       of period
------------------------------       ---------        ----------          --------        ---------------------     -----------
Allowance for losses:
  Conventional first
    mortgage loans
    and other loans                    $9,536           ($2,000)               $0                  $0                  $7,536

                                 EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report:

Exhibit        Description
-------        -----------

3(a) Amended and Restated Certificate of Incorporation of American Express Certificate Company, dated Aug. 1, 2005, filed electronically on or about March 10, 2006 as Exhibit 3(a) to Registrant's Form 10-K is incorporated by reference.

3(b) Current By-Laws, filed electronically as Exhibit 3(e) to Post-Effective Amendment No. 19 to Registration Statement No. 33-26844, are incorporated herein by reference.

4 through 9    None or not applicable.

10(a) Investment Advisory and Services Agreement, dated Dec. 31, 2006, between Registrant and RiverSource Investments, LLC filed electronically on or about Feb 26, 2007 as Exhibit 10(a) to Post-Effective Amendment No. 35 to Registration Statement No. 2-95577 for Ameriprise Flexible Savings Certificate is incorporated herein by reference.

10(b) Distribution Agreement, dated Dec. 31, 2006, between Registrant and Ameriprise Financial Services, Inc. filed electronically on or about Feb. 26, 2007 as Exhibit 1 to Post-Effective Amendment No. 35 to Registration Statement No. 2-95577 for Ameriprise Flexible Savings Certificate is incorporated herein by reference.

10(c) Depositary and Custodial Agreement, dated Dec. 31, 2006, between Registrant and Ameriprise Trust Company, filed electronically on or about Feb. 26, 2007 as Exhibit 10(c) to Post-Effective Amendment No. 35 to Registration Statement No. 2-95577 for Ameriprise Flexible Savings Certificate is incorporated herein by reference.

10(d) Foreign Deposit Agreement dated November 21, 1990, between IDS Certificate Company and IDS Bank & Trust, filed electronically as Exhibit 10(h) to Post-Effective Amendment No. 5 to Registration Statement No. 33-26844, is incorporated herein by reference.

10(e) Selling Agent Agreement dated June 1, 1990, between American Express Bank International and IDS Financial Services Inc. for the American Express Investors and American Express Stock Market Certificates, filed electronically as Exhibit 1(c) to the Post-Effective Amendment No. 5 to Registration Statement No. 33-26844, is incorporated herein by reference.

10(f) Second amendment to Selling Agent Agreement between American Express Financial Advisors Inc. and American Express Bank International dated as of May 2, 1995, filed electronically as Exhibit (1) to Registrant's June 30, 1995, Quarterly Report on Form 10-Q, is incorporated herein by reference.

10(g) Marketing Agreement dated October 10, 1991, between Registrant and American Express Bank Ltd., filed electronically as Exhibit 1(d) to Post-Effective Amendment No. 31 to Registration Statement 2-55252, is incorporated herein by reference.

10(h) Letter amendment dated January 9, 1997 to the Marketing Agreement dated October 10, 1991, between Registrant and American Express Bank Ltd. filed electronically as Exhibit 10(j) to Post-Effective Amendment No. 40 to Registration Statement No. 2-55252, is incorporated herein by reference.

10(i) Form of Letter amendment dated April 7, 1997 to the Selling Agent Agreement dated June 1, 1990 between American Express Financial Advisors Inc. and American Express Bank International, filed electronically as Exhibit 10 (j) to Post-Effective Amendment No. 14 to Registration Statement 33-26844, is incorporated herein by reference.

10(j) Letter Agreement dated July 28, 1999 amending the Selling Agent Agreement dated June 1, 1990, or a schedule thereto, as amended, between American Express Financial Advisors Inc. (formerly IDS Financial Services Inc.) and American Express Bank International, filed electronically to Registrant's June 30, 1999 Quarterly Report on Form 10-Q, is incorporated herein by reference.

10(k) Letter Agreement dated July 28, 1999, amending the Marketing Agreement dated October 10, 1991, or a schedule thereto, as amended, between IDS Certificate Company and American Express Bank Ltd., filed electronically to Registrant's June 30, 1999 Quarterly Report on Form 10-Q, is incorporated herein by reference.

10(l) Selling Agent Agreement, dated March 10, 1999 between American Express Financial Advisors Inc. and Securities America, Inc., filed electronically as Exhibit 10 (l) to Post-Effective Amendment No. 18 to Registration Statement 33-26844, is incorporated herein by reference.

10(m) Letter Agreement, dated April 10, 2000, amending the Selling Agent Agreement, dated March 10, 1999, between American Express Financial Advisors Inc. and Securities America, Inc., filed electronically as Exhibit 10 (o) to Post-Effective Amendment No. 20 to Registration Statement 33-26844, is incorporated herein by reference.

10(n) Transfer Agent Agreement, dated Dec. 31, 2006 between Registrant and RiverSource Service Corporation filed electronically on or about Feb. 26, 2007 as Exhibit 10(e) to Post-Effective Amendment No. 35 to Registration Statement No. 2-95577 for Ameriprise Flexible Savings Certificate is incorporated herein by reference.

10(o) Administration and Services Agreement, dated October 1, 2005 between RiverSource Investments, LLC and Ameriprise Financial, Inc. filed electronically on or about March 10, 2006 as Exhibit 10(s) to Registrant's Form 10-K is incorporated by reference.

10(p) Amendment to Marketing Agreement, dated October 1, 2005 between Ameriprise Certificate Company and American Express Bank Ltd. filed electronically on or about March 10, 2006 as Exhibit 10(t) to Registrant's Form 10-K is incorporated by reference.

10(q) Fifth Amendment to Selling Agent Agreement, dated October 1, 2005 between Ameriprise Financial Services, Inc. and American Express Bank International filed electronically on or about March 10, 2006 as Exhibit 10(u) to Registrant's Form 10-K is incorporated by reference.

11 through 13  None or not applicable.

14(a) Code of Ethics under rule 17j-1 for Ameriprise Certificate Company, filed electronically as Exhibit 10 (p)(1) to Pre-Effective Amendment No. 1 to Registration Statement No. 333-34982, is incorporated herein by reference.

14(b) Codes of Ethics under rule 17j-1 for Registrant's investment advisor and principal underwriter, dated April 2006 and Jan. 2007, filed electronically on or about Feb. 26, 2007 as Exhibit 14(b) to Post-Effective Amendment No. 35 to Registration Statement No. 2-95577 for Ameriprise Flexible Savings Certificate is incorporated herein by reference.

15 through 23  None or not applicable.

24(a) Directors' Power of Attorney, dated Aug. 1, 2006, is filed electronically herewith.

24(b) Director's Power of Attorney, dated Aug. 1, 2006, is filed electronically herewith.

24(c) Officers' Power of Attorney, dated Aug. 1, 2006, is filed electronically herewith.

25 through 30  None or not applicable.

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

33 through 100 None or not applicable.