Form 10-Q
period 2007-03-31
AMERIPRISE CERTIFICATE CO
filed 2007-05-10
CIK 52428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM __________________ TO _____________________

                           COMMISSION FILE NO. 2-23772

                         AMERIPRISE CERTIFICATE COMPANY
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 41-6009975
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

     52 AMERIPRISE FINANCIAL CENTER,                       55474
          MINNEAPOLIS, MINNESOTA                         (Zip Code)
(Address of principal executive offices)

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

                                                                Yes [ ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 CLASS                    OUTSTANDING AT MAY 10, 2007
                 -----                    ---------------------------
Common Shares (par value $10 per share)          150,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                         AMERIPRISE CERTIFICATE COMPANY

                                    FORM 10-Q

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
Part I.  Financial Information:
         Item 1.  Financial Statements
                  Statements of Income - Three months ended
                     March 31, 2007 and 2006.........................       1
                  Balance Sheets - March 31, 2007 and
                     December 31, 2006...............................       2
                  Statements of Cash Flows - Three months ended
                     March 31, 2007 and 2006.........................       3
                  Statements of Comprehensive Income (Loss) - Three
                     months ended March 31, 2007 and 2006............       4
                  Notes to Financial Statements......................     5-7
         Item 2.  Management's Narrative Analysis....................       8
         Item 4T. Controls and Procedures............................       9
Part II. Other Information:
         Item 1.  Legal Proceedings..................................      10
         Item 1A. Risk Factors.......................................      10
         Item 6.  Exhibits...........................................      10
         Signatures..................................................      11
         Exhibit Index...............................................     E-1

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                         AMERIPRISE CERTIFICATE COMPANY

                        STATEMENTS OF INCOME (UNAUDITED)
                                 (in thousands)

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                      ---------------------
                                                         2007        2006
                                                      ----------   --------
Investment income .................................     $60,872     $75,805
Investment expenses ...............................       9,474      10,295
                                                        -------     -------
Net investment income before provision for
   certificate reserves and income taxes ..........      51,398      65,510

Provision for certificate reserves ................      50,884      54,663
                                                        -------     -------
Net investment income before income tax
   provision ......................................         514      10,847
Income tax (benefit) provision ....................        (682)      3,763
                                                        -------     -------
Net investment income .............................       1,196       7,084
                                                        -------     -------
Net realized investment gains (losses) before
   income taxes ...................................          79      (2,069)
Income tax provision (benefit) ....................          28        (724)
                                                        -------     -------
Net realized gain (loss) on investments ...........          51      (1,345)
                                                        -------     -------
Net income ........................................     $ 1,247     $ 5,739
                                                        =======     =======

See Notes to Financial Statements.

                         AMERIPRISE CERTIFICATE COMPANY

                                 BALANCE SHEETS
                        (in thousands, except share data)


                                                       MARCH 31,    DECEMBER 31,
                                                          2007          2006
                                                      -----------   ------------
                                                      (UNAUDITED)
ASSETS
Qualified Assets
   Cash and cash equivalents ......................    $  123,138    $  174,247
   Investments in unaffiliated issuers ............     4,574,516     4,668,818
   Equity index options, purchased ................        85,478       103,806
   Receivables ....................................        33,831        34,384
                                                       ----------    ----------
Total qualified assets ............................     4,816,963     4,981,255
                                                       ----------    ----------
Other Assets
   Deferred taxes, net ............................        60,594        72,138
   Current taxes receivable from parent ...........         2,412            --
   Due from other affiliates ......................            --            94
                                                       ----------    ----------
Total other assets ................................        63,006        72,232
                                                       ----------    ----------
Total assets ......................................    $4,879,969    $5,053,487
                                                       ==========    ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
   Certificate reserves ...........................    $4,560,935    $4,719,602
   Equity index options, written ..................        40,215        55,794
   Amounts due to brokers .........................         5,331         1,830
   Accounts payable and accrued liabilities .......        44,577        46,709
   Current taxes payable to parent ................            --            41
                                                       ----------    ----------
Total liabilities .................................     4,651,058     4,823,976
                                                       ----------    ----------
Shareholder's equity
   Common shares ($10 par value, 150,000 shares
      authorized and issued) ......................         1,500         1,500
   Additional paid-in capital .....................       260,686       274,115
   Retained earnings ..............................         3,164         3,488
   Accumulated other comprehensive loss, net of
      tax .........................................       (36,439)      (49,592)
                                                       ----------    ----------
Total shareholder's equity ........................       228,911       229,511
                                                       ----------    ----------
Total liabilities and shareholder's equity ........    $4,879,969    $5,053,487
                                                       ==========    ==========

See Notes to Financial Statements.

                         AMERIPRISE CERTIFICATE COMPANY

                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           ---------------------
                                                             2007         2006
                                                           ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..............................................   $   1,247   $   5,739
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Interest added to certificate loans..................         (79)        (79)
   Amortization of premiums, accretion of discounts,
      net...............................................       2,497       3,076
   Deferred taxes, net..................................       2,617      (3,424)
   Net realized investment (gains) losses before income
      tax provision.....................................         (79)      2,069
Changes in other operating assets and liabilities:
   Equity index options purchased and written, net......       2,749      (5,196)
   Due (from) to parent - federal income taxes..........      (2,453)      1,906
   Dividends and interest receivable....................       1,147       1,891
   Other assets and liabilities, net....................          15      (2,935)
                                                           ---------   ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES...............       7,661       3,047
                                                           ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Available-for-Sale securities:
   Sales................................................      14,143     157,446
   Maturities and redemptions...........................     169,739     221,229
   Purchases............................................     (78,051)     (7,033)
Other investments:
   Sales................................................       1,677       3,577
   Maturities and redemptions...........................      22,749      24,046
   Purchases............................................     (18,215)    (42,808)
Certificate loans:
   Payments.............................................         235         600
   Fundings.............................................        (146)       (270)
Changes in amounts due to and from brokers, net.........       2,207     (36,260)
                                                           ---------   ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES...............     114,338     320,527
                                                           ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments from certificate owners.....................     238,347     470,889
   Provision for certificate reserves...................      50,884      54,663
   Certificate maturities and cash surrenders...........    (447,339)   (993,226)
   Proceeds from reverse repurchase agreements..........          --     133,000
   Payments on reverse repurchase agreements............          --     (73,000)
   Dividend/return of capital to parent.................     (15,000)    (35,000)
                                                           ---------   ---------
NET CASH USED IN FINANCING ACTIVITIES...................    (173,108)   (442,674)
                                                           ---------   ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS...............     (51,109)   (119,100)
Cash and cash equivalents beginning of period...........     174,247     119,100
                                                           ---------   ---------
CASH AND CASH EQUIVALENTS END OF PERIOD.................   $ 123,138   $      --
                                                           =========   =========
SUPPLEMENTAL DISCLOSURES INCLUDING NON-CASH TRANSACTIONS:
   Cash (refunded) paid for income taxes................   $  (2,589)  $   4,534
   Certificate maturities and surrenders through loan
      reductions........................................         559         649

See Notes to Financial Statements.

                         AMERIPRISE CERTIFICATE COMPANY

              STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
                                 (in thousands)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                   ------------------
                                                                     2007      2006
                                                                   -------   --------
Net income......................................................   $ 1,247   $  5,739
OTHER COMPREHENSIVE INCOME (LOSS)
   Unrealized gains (losses) on Available-for-Sale
      securities:
      Unrealized holding gains (losses) arising during
         the period.............................................    20,796    (35,839)
      Income tax expense (benefit)..............................     7,596    (12,544)
                                                                   -------   --------
         Net unrealized holding gains (losses) arising during
            the period..........................................    13,200    (23,295)
                                                                   -------   --------
      Reclassification adjustment for (gains) losses included in
         net income.............................................       (72)     2,109
      Income tax (expense) benefit..............................       (25)       738
                                                                   -------   --------
         Net reclassification adjustment for (gains) losses
            included in net income..............................       (47)     1,371
                                                                   -------   --------
Net unrealized gains (losses) on Available-for-Sale securities..    13,153    (21,924)
                                                                   -------   --------
NET OTHER COMPREHENSIVE INCOME (LOSS)...........................    13,153    (21,924)
                                                                   -------   --------
TOTAL COMPREHENSIVE INCOME (LOSS)...............................   $14,400   $(16,185)
                                                                   =======   ========

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

These Financial Statements and Notes should be read in conjunction with the Financial Statements and Notes in the Annual Report on Form 10-K of ACC for the year ended December 31, 2006, filed with the Securities and Exchange Commission ("SEC") on March 1, 2007. Certain reclassifications of prior period amounts have been made to conform to the current presentation.

SEPARATION OF AMERIPRISE FINANCIAL

Ameriprise Financial was formerly a wholly-owned subsidiary of American Express Company ("American Express"). On February 1, 2005, the American Express Board of Directors announced its intention to pursue the disposition of 100% of its shareholdings in Ameriprise Financial (the "Separation") through a tax-free distribution to American Express shareholders. Effective as of the close of business on September 30, 2005, American Express completed the Separation and distribution of Ameriprise Financial common shares to American Express shareholders (the "Distribution").

During the third quarter of 2005, ACC agreed with American Express Bank Limited ("AEB"), a subsidiary of American Express, to execute an orderly wind-down of the certificate business marketed through AEB and American Express Bank International ("AEBI"). This agreement was effected through amendments to the existing contracts with AEB and AEBI. Under these amendments, as of October 1, 2005 AEB and AEBI no longer market or offer ACC certificate products; however, compensation at reduced rates will continue to be paid to AEB and AEBI under the agreements until the earlier of the date upon which the business sold or marketed previously by AEB and AEBI no longer remains in effect or termination of the agreements. The amount of certificate reserves associated with this business was approximately nil and $4.4 million as of March 31, 2007 and December 31, 2006, respectively.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 requires entities to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently evaluating whether or not it will elect to adopt SFAS 159.

In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS 157 are required to be applied prospectively as of the beginning of the fiscal year in which SFAS 157 is initially applied, except for certain financial instruments as defined in SFAS 157 which will require retrospective application of SFAS 157. The transition adjustment, if any, will be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for the fiscal year of adoption. The Company is currently evaluating the impact of SFAS 157 on its results of operations and financial condition.

                         AMERIPRISE CERTIFICATE COMPANY

2.   RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Effective January 1, 2007, ACC adopted the provisions of FIN 48, which did not have an effect on ACC's balance sheet or statement of income.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"). SFAS 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). SFAS 155: (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (ii) clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS 133; (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;
(iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company adopted SFAS 155 as of January 1, 2007. The effect of adopting SFAS 155 was not material to ACC's results of operations and financial condition.

3.   INVESTMENTS IN UNAFFILIATED ISSUERS

Investments in unaffiliated issuers were:

                                                        MARCH 31,   DECEMBER 31,
                                                           2007         2006
                                                       ----------   ------------
                                                             (in thousands)
Available-for-Sale securities, at fair value
   (amortized cost: 2007, $4,220,318; 2006,
   $4,328,549) .....................................   $4,162,902    $4,250,409
First mortgage loans on real estate and
   other loans, at cost (fair value: 2007,
   $416,657; 2006, $421,526) .......................      402,657       408,883
Certificate loans - secured by certificate
   reserves, at cost, which approximates fair
   value ...........................................        8,957         9,526
                                                       ----------    ----------
Total ..............................................   $4,574,516    $4,668,818
                                                       ==========    ==========

Gross realized investment gains and losses on Available-for-Sale securities and other-than-temporary impairment losses on Available-for-Sale securities included in net realized investment gains (losses) before income taxes were as follows:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              ------------------
                                                                 2007    2006
                                                                -----   -------
                                                                 (in thousands)
Gross realized investment gains............................     $ 886   $   467
Gross realized investment losses...........................     $(814)  $(2,576)

                         AMERIPRISE CERTIFICATE COMPANY

4.   COMMITMENTS AND CONTINGENCIES

ACC had no commitments to fund first mortgage loans on real estate at March 31, 2007 and December 31, 2006. ACC holds the mortgage document for all outstanding mortgages, which gives it the right to take possession of the property if the borrower fails to perform according to the terms of the agreements. ACC employs policies and procedures designed to ensure the creditworthiness of the borrowers and that funds will be available on the funding date. ACC's investments in first mortgage loans on real estate are restricted to 80 percent or less of the market value of the real estate at the time of the loan funding.

ACC is not aware that it is a party to any pending legal, arbitration, or regulatory proceedings that would have a material adverse effect on its financial condition, results of operations or liquidity. However, it is possible that the outcome of any such proceedings could have a material adverse effect on results of operations in any particular reporting period as the proceedings are resolved.

5.   INCOME TAXES

The effective tax rate was (110.3)% for the three months ended March 31, 2007 compared to 34.6% for the three months ended March 31, 2006. The effective tax rate for the three months ended March 31, 2007 was impacted by a $0.9 million tax benefit related to the settlement of taxes for capital losses in prior years.

Effective January 1, 2007, ACC adopted the provisions of FIN 48, which did not have an effect on ACC's balance sheet or statement of income. As of the date of adoption, ACC had $4.0 million of gross unrecognized tax benefits. If recognized, approximately $0.8 million, net of federal tax benefits, would affect the effective tax rate.

ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized interest and penalties of $0.1 million for the three months ended March 31, 2007. ACC had $0.7 million and $0.8 million for the payment of interest and penalties accrued at January 1, 2007 and March 31, 2007, respectively.

It is not expected that the total amounts of unrecognized tax benefits will change in the next 12 months. However, there are a number of open audits and quantification of a range cannot be made at this time.

ACC files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 1997. The Internal Revenue Service ("IRS"), as part of the overall examination of the American Express Company consolidated return, commenced an examination of ACC's U.S. income tax returns for 1997 through 2002 in the third quarter of 2005. In the first quarter of 2007, the IRS expanded the period of the examination to include 2003 through 2004. ACC's state income tax returns are currently under examination by various jurisdictions for years ranging from 1998 through 2005.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS

The following information should be read in conjunction with Ameriprise Certificate Company's ("ACC") Financial Statements and related notes presented in Item 1. This discussion may contain forward-looking statements that reflect ACC's plans, estimates and beliefs. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed under "Forward-Looking Statements." ACC believes it is useful to read its management's narrative analysis in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission ("SEC") on March 1, 2007, as well as its current reports on Form 8-K and other publicly available information.

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

ACC's profitability has declined in recent periods largely due to the competitive context and the current interest rate environment. Affiliates of Ameriprise Financial and unaffiliated third parties offer certain competing products which have demonstrated strong appeal to investors.

Management's narrative analysis of the results of operations is presented in lieu of management's discussion and analysis of financial condition and results of operations, pursuant to General Instructions H(2)(a) of Form 10-Q.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

For the three months ended March 31, 2007, investment income decreased $14.9 million, or 19.7 percent compared to the same period last year. This was mainly a result of a reduction in holdings, due to lower client volumes, which included the effect of the AEB and AEBI business wind-down. The decrease was also attributed to smaller gains on equity index options due to the effect of lower appreciation during first quarter 2007 than in 2006 in the S&P 500 on the value of options hedging outstanding Stock Market Certificates. The overall decrease was slightly offset by a small increase in the average rate of returns on investments.

Investment expenses for the three months ended March 31, 2007 decreased $0.8 million, or 8.0 percent compared to the same period in 2006. The decrease is mainly due to lower distribution fees being paid to AEB and AEBI as a result of the business wind-down of AEB and AEBI. This decrease was partially offset by an increase in transfer agent fees paid to RiverSource Service Corporation, an affiliate of ACC, due to a revised transfer agent agreement effective in the first quarter of 2007.

The provision for certificate reserves decreased $3.8 million or 6.9 percent due to lower stock market participation costs resulting from a decrease in volumes and lower equity market appreciation in the first quarter of 2007 compared to the first quarter of 2006. These decreases were partially offset by higher client crediting rates due to higher short-term interest rates and an increase in additional credits and interest authorized by ACC on fully-paid certificates.

For the three months ended March 31, 2007 and 2006, $0.9 million and $0.5 million of total investment gains were offset by $0.8 million and $2.6 million of investment losses, respectively. Virtually all the realized gains and losses were from sales of securities classified as Available-for-Sale.

The effective tax rate was (110.3)% for the three months ended March 31, 2007 compared to 34.6% for the three months ended March 31, 2006. The effective tax rate for the three months ended March 31, 2007 was impacted by a $0.9 million tax benefit related to the settlement of taxes for capital losses in prior years.

RECENT ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements and their expected impact on our future results of operations or financial condition, see Note 2 to the Financial Statements.

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

ITEM 4T. CONTROLS AND PROCEDURES

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

ACC's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC's Chief Executive Officer and Chief Financial Officer have concluded that ACC's disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2007.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors provided in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 1, 2007.

ITEM 6. EXHIBITS

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under "Exhibit Index," which is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERIPRISE CERTIFICATE COMPANY
                                        (Registrant)


Date: May 10, 2007                      By /s/ William F. Truscott
                                           -------------------------------------
                                           William F. Truscott
                                           Chief Executive Officer


Date: May 10, 2007                      By /s/ Brian J. McGrane
                                           -------------------------------------
                                           Brian J. McGrane
                                           Chief Financial Officer

                                  EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

EXHIBIT   DESCRIPTION
-------   -----------
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