Form 10-Q
period 2007-06-30
AMERIPRISE CERTIFICATE CO
filed 2007-08-08
CIK 52428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission File No. 2-23772
AMERIPRISE CERTIFICATE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	41-6009975
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

52 Ameriprise Financial Center, Minneapolis, Minnesota	55474
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (612)671-3131

Former name, former address and former fiscal year, if changed since last report: Not Applicable
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑           No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐                      Accelerated Filer ☐                      Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2007

Common Shares (par value $10 per share)	150,000 shares
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

AMERIPRISE CERTIFICATE COMPANY
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
AMERIPRISE CERTIFICATE COMPANY
STATEMENTS OF INCOME (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Investment income	$64,372	$60,317	$125,244	$136,122
Investment expenses	9,352	10,009	18,826	20,304

Net investment income before provision for certificate reserves and income taxes	55,020	50,308	106,418	115,818

Provision for certificate reserves	55,098	42,450	105,982	97,113

Net investment (loss) income before income taxes	(78)	7,858	436	18,705
Income tax (benefit) provision	(608)	2,734	(1,290)	6,497

Net investment income	530	5,124	1,726	12,208

Net realized investment (losses) gains before income taxes	(714)	43	(635)	(2,026)
Income tax (benefit) provision	(250)	15	(222)	(709)

Net realized (losses) gains on investments	(464)	28	(413)	(1,317)

Net income	$66	$5,152	$1,313	$10,891

See Notes to Financial Statements.

AMERIPRISE CERTIFICATE COMPANY
BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2007	2006
	(unaudited)
Assets
Qualified Assets
Cash and cash equivalents	$122,475	$174,247
Investments in unaffiliated issuers	4,147,942	4,668,818
Equity index options, purchased	104,752	103,806
Receivables	47,150	34,384

Total qualified assets	4,422,319	4,981,255

Other Assets
Deferred taxes, net	72,299	72,138
Due from other affiliates	3	94

Total other assets	72,302	72,232

Total assets	$4,494,621	$5,053,487

Liabilities and Shareholder’s Equity
Liabilities
Certificate reserves	$4,166,915	$4,719,602
Equity index options, written	57,421	55,794
Amounts due to brokers	5,166	1,830
Accounts payable and accrued liabilities	58,358	46,709
Current taxes payable to parent	7,636	41

Total liabilities	4,295,496	4,823,976

Shareholder’s equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	246,611	274,115
Retained earnings	2,305	3,488
Accumulated other comprehensive loss, net of tax	(51,291)	(49,592)

Total shareholder’s equity	199,125	229,511

Total liabilities and shareholder’s equity	$4,494,621	$5,053,487

See Notes to Financial Statements.

AMERIPRISE CERTIFICATE COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities
Net income	$1,313	$10,891
Adjustments to reconcile net income to net cash provided by operating activities:
Interest added to certificate loans	(161)	(177)
Amortization of premiums, accretion of discounts, net	4,914	5,954
Deferred taxes, net	(1,091)	3,257
Net realized investment losses before income tax provision	635	2,026
Changes in other operating assets and liabilities:
Equity index options purchased and written, net	681	368
Due to (from) parent — federal income taxes	7,595	(16,372)
Dividends and interest receivable	3,711	3,430
Other assets and liabilities, net	14,117	(5,109)

Net cash provided by operating activities	31,714	4,268

Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	196,205	203,645
Maturities and redemptions	361,359	434,973
Purchases	(78,051)	(32,365)
Other investments:
Sales	4,275	8,419
Maturities and redemptions	76,347	58,183
Purchases	(48,221)	(73,411)
Certificate loans:
Payments	487	881
Fundings	(291)	(617)
Changes in amounts due to and from brokers, net	(13,841)	(5,881)

Net cash provided by investing activities	498,269	593,827

Cash Flows from Financing Activities
Payments from certificate owners	461,973	849,441
Provision for certificate reserves	105,982	97,113
Certificate maturities and cash surrenders	(1,119,710)	(1,730,850)
Proceeds from reverse repurchase agreements	30,000	684,000
Payments on reverse repurchase agreements	(30,000)	(563,000)
Dividend/return of capital to parent	(30,000)	(50,000)

Net cash used in financing activities	(581,755)	(713,296)

Net decrease in cash and cash equivalents	(51,772)	(115,201)
Cash and cash equivalents beginning of period	174,247	119,100

Cash and cash equivalents end of period	$122,475	$3,899

Supplemental disclosures including non-cash transactions:
Cash (refunded) paid for income taxes	$(10,112)	$19,094
Certificate maturities and surrenders through loan reductions	932	1,021
See Notes to Financial Statements.

AMERIPRISE CERTIFICATE COMPANY
STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$66	$5,152	$1,313	$10,891

Other comprehensive loss
Unrealized losses on Available-for-Sale securities:
Unrealized holding losses arising during the period	(23,902)	(23,955)	(3,106)	(59,794)
Income tax benefit	(8,576)	(8,384)	(980)	(20,928)

Net unrealized holding losses arising during the period	(15,326)	(15,571)	(2,126)	(38,866)

Reclassification adjustment for losses (gains) included in net income	727	(36)	655	2,073
Income tax benefit (expense)	253	(13)	228	725

Net reclassification adjustment for losses (gains) included in net income	474	(23)	427	1,348

Net unrealized losses on Available-for-Sale securities	(14,852)	(15,594)	(1,699)	(37,518)

Net other comprehensive loss	(14,852)	(15,594)	(1,699)	(37,518)

Total comprehensive loss	$(14,786)	$(10,442)	$(386)	$(26,627)

See Notes to Financial Statements.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
Ameriprise Certificate Company (“ACC” or the “Company”) is a wholly-owned subsidiary of Ameriprise Financial, Inc. (“Ameriprise Financial”). The accompanying Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial position for the interim periods have been made. All adjustments made were of a normal, recurring nature. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.
These Financial Statements and Notes should be read in conjunction with the Financial Statements and Notes in the Annual Report on Form 10-K of ACC for the year ended December 31, 2006, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2007. Certain reclassifications of prior period amounts have been made to conform to the current presentation.
Separation of Ameriprise Financial
Ameriprise Financial was formerly a wholly-owned subsidiary of American Express Company (“American Express”). On February 1, 2005, the American Express Board of Directors announced its intention to pursue the disposition of 100% of its shareholdings in Ameriprise Financial (the “Separation”) through a tax-free distribution to American Express shareholders. Effective as of the close of business on September 30, 2005, American Express completed the Separation and distribution of Ameriprise Financial common shares to American Express shareholders (the “Distribution”).
During the third quarter of 2005, ACC agreed with American Express Bank Limited (“AEB”), a subsidiary of American Express, to execute an orderly wind-down of the certificate business marketed through AEB and American Express Bank International (“AEBI”). This agreement was effected through amendments to the existing contracts with AEB and AEBI. Under these amendments, as of October 1, 2005 AEB and AEBI no longer market or offer ACC certificate products; however, compensation at reduced rates will continue to be paid to AEB and AEBI under the agreements until the earlier of the date upon which the business sold or marketed previously by AEB and AEBI no longer remains in effect or termination of the agreements. The amount of certificate reserves associated with this business was approximately nil and $4.4 million as of June 30, 2007 and December 31, 2006, respectively.
2. RECENT ACCOUNTING PRONOUNCEMENTS
In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-1, “Clarification of the Scope of the Audit and Accounting Guide ‘Investment Companies’ and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance to determine when an entity may apply the provisions of the Audit and Accounting Guide “Investment Companies” (the “Guide”), which requires investment companies to report investments at fair value. SOP 07-1 also addresses whether specialized industry accounting principles should be retained by a parent company in consolidation or by an equity method investor. SOP 07-1 is effective for fiscal years beginning on or after December 15, 2007 with early adoption encouraged. In May 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FASB Interpretation No. (“FIN”) 46(R)-7, “Application of FIN 46(R) to Investment Companies” (“FSP 46(R)-7”). FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities,” allowed for an indefinite deferral of the application of its provisions to unregistered investment companies that account for their investments in accordance with the Guide. FSP 46(R)-7 makes permanent this provision for entities that meet the definition of an investment company under SOP 07-1. FSP 46(R)-7 is effective upon adoption of SOP 07-1. The Company is currently evaluating the impact of adopting SOP 07-1 and FSP 46(R)-7 on its consolidated results of operations and financial condition.
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 requires entities to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating whether or not it will elect to adopt SFAS 159.

AMERIPRISE CERTIFICATE COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)(continued)
2. RECENT ACCOUNTING PRONOUNCEMENTS (continued)
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS 157 are required to be applied prospectively as of the beginning of the fiscal year in which SFAS 157 is initially applied, except for certain financial instruments as defined in SFAS 157 which will require retrospective application of SFAS 157. The transition adjustment, if any, will be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for the fiscal year of adoption. The Company is currently evaluating the impact of SFAS 157 on its results of operations and financial condition.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Effective January 1, 2007, ACC adopted the provisions of FIN 48, which did not have an effect on ACC’s balance sheet or statement of income.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155: (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (ii) clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS 133; (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company adopted SFAS 155 as of January 1, 2007. The effect of adopting SFAS 155 was not material to ACC’s results of operations and financial condition.
3. INVESTMENTS IN UNAFFILIATED ISSUERS
Investments in unaffiliated issuers were:

	June 30,	December 31,
	2007	2006
	(in thousands)
Available-for-Sale securities, at fair value (amortized cost: 2007, $3,843,514; 2006, $4,328,549)	$3,762,924	$4,250,409
First mortgage loans on real estate and other loans, at cost (fair value: 2007, $386,751; 2006, $421,526)	376,458	408,883
Certificate loans – secured by certificate reserves, at cost, which approximates fair value	8,560	9,526

Total	$4,147,942	$4,668,818

AMERIPRISE CERTIFICATE COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)(continued)
3. INVESTMENTS IN UNAFFILIATED ISSUERS (continued)
Gross realized investment gains and losses on Available-for-Sale securities and other-than-temporary impairment losses on Available-for-Sale securities included in net realized investment gains (losses) before income taxes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Gross realized investment gains	$226	$191	$1,112	$658
Gross realized investment losses	$(768)	$(155)	$(1,582)	$(2,731)
Other-than-temporary impairments	$(185)	$—	$(185)	$—
4. COMMITMENTS AND CONTINGENCIES
Commitments to fund first mortgage loans on real estate at June 30, 2007 and December 31, 2006 were $1.5 million and nil, respectively. ACC holds the mortgage document for all outstanding mortgages, which gives it the right to take possession of the property if the borrower fails to perform according to the terms of the agreements. ACC employs policies and procedures designed to ensure the creditworthiness of the borrowers and that funds will be available on the funding date. ACC’s investments in first mortgage loans on real estate are restricted to 80 percent or less of the market value of the real estate at the time of the loan funding.
ACC is not aware that it is a party to any pending legal, arbitration, or regulatory proceedings that would have a material adverse effect on its financial condition, results of operations or liquidity. However, it is possible that the outcome of any such proceedings could have a material adverse effect on results of operations in any particular reporting period as the proceedings are resolved.
5. INCOME TAXES
The effective tax rate was 108.3% and 759.8% for the three months and six months ended June 30, 2007, respectively compared to 34.8% and 34.7% for the three months and six months ended June 30, 2006, respectively. The effective tax rate for the six months ended June 30, 2007 reflects the impact of a $0.9 million tax benefit related to the settlement of taxes for capital losses in prior years and the level of current year tax advantaged items relative to the level of pretax income.
Effective January 1, 2007, ACC adopted the provisions of FIN 48, which did not have an effect on ACC’s balance sheet or statement of income. As of the date of adoption, ACC had $4.0 million of gross unrecognized tax benefits. If recognized, approximately $0.8 million, net of federal tax benefits, would affect the effective tax rate.
ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized interest and penalties of $0.1 million for the three months and six months ended June 30, 2007. ACC had $0.7 million and $0.8 million for the payment of interest and penalties accrued at January 1, 2007 and June 30, 2007, respectively.
It is not expected that the total amounts of unrecognized tax benefits will change materially in the next 12 months.
ACC files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 1997. The Internal Revenue Service (“IRS”), as part of the overall examination of the American Express Company consolidated return, commenced an examination of ACC’s U.S. income tax returns for 1997 through 2002 in the third quarter of 2005. In the first quarter of 2007, the IRS expanded the period of the examination to include 2003 through 2004. ACC’s state income tax returns are currently under examination by various jurisdictions for years ranging from 1998 through 2005.

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS
The following information should be read in conjunction with Ameriprise Certificate Company’s (“ACC”) Financial Statements and related notes presented in Item 1. This discussion may contain forward-looking statements that reflect ACC’s plans, estimates and beliefs. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed under “Forward-Looking Statements.” ACC believes it is useful to read its management’s narrative analysis in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2007, as well as its current reports on Form 8-K and other publicly available information.
ACC is a wholly-owned subsidiary of Ameriprise Financial, Inc. (“Ameriprise Financial”). ACC is registered as an investment company under the Investment Company Act of 1940 (the “1940 Act”) and is in the business of issuing face-amount investment certificates. Face-amount investment certificates issued by ACC entitle the certificate owner to receive at maturity a stated amount of money and interest or credits declared from time to time by ACC, at its discretion. The certificates issued by ACC are not insured by any government agency. ACC’s certificates are sold primarily by Ameriprise Financial Services, Inc., an affiliate of ACC. Ameriprise Financial Services, Inc. is registered as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico.
ACC follows U.S. generally accepted accounting principles (“GAAP”). Certain reclassifications of prior period amounts have been made to conform to the current presentation.
ACC’s profitability has declined in recent periods and is not expected to improve significantly largely due to the competitive context and the current interest rate environment. Affiliates of Ameriprise Financial and unaffiliated third parties offer certain competing products which have demonstrated strong appeal to investors.
Management’s narrative analysis of the results of operations is presented in lieu of management’s discussion and analysis of financial condition and results of operations, pursuant to General Instructions H(2)(a) of Form 10-Q.
Results of Operations for the Six Months Ended June 30, 2007 and 2006
For the six months ended June 30, 2007, investment income decreased $10.9 million, or 8.0 percent compared to the same period last year. This was primarily a result of a reduction in holdings, due to higher client net outflows. The decrease was offset by gains due to the higher market appreciation in 2007 than in 2006, affecting the S&P 500 index options hedging outstanding Stock Market Certificates and a slight increase in the average rate of returns on investments.
Investment expenses for the six months ended June 30, 2007 decreased $1.5 million, or 7.3 percent compared to the same period in 2006. The decrease is mainly due to lower distribution fees being paid to American Express Bank Limited (“AEB”) and American Express Bank International (“AEBI”) as a result of the business wind-down of AEB and AEBI. This decrease was partially offset by an increase in transfer agent fees paid to RiverSource Service Corporation, an affiliate of ACC, due to a revised transfer agent agreement effective in the first quarter of 2007.
The provision for certificate reserves increased $8.9 million or 9.1 percent for the six months ended June 30, 2007 compared to the same period in 2006. This increase was due to higher client crediting rates due to higher short-term interest rates, partially offset by lower volumes. The increase also included higher stock market participation costs resulting from higher equity market appreciation. Included in the six months ended June 30, 2006 was a $1.0 million offset for interest credited on Stock Market Certificates.
For the six months ended June 30, 2007 and 2006, $1.1 million and $0.7 million of total investment gains were offset by $1.7 million and $2.7 million of investment losses and impairments, respectively. Included in the total investment losses for the six months ended June 30, 2007 was $0.2 million of other-than-temporary impairment losses on investments. Virtually all investment gains and losses were from securities classified as Available-for-Sale.
The effective tax rate was 760.5% for the six months ended June 30, 2007 compared to 34.7% for the six months ended June 30, 2006. The effective tax rate for the six months ended June 30, 2007 reflects the impact of a $0.9 million tax benefit related to the settlement of taxes for capital losses in prior years and the level of current year tax advantaged items relative to the level of pretax income.

Recent Accounting Pronouncements
For information regarding recent accounting pronouncements and their expected impact on our future results of operations or financial condition, see Note 2 to the Financial Statements.
Forward-Looking Statements
This report contains forward-looking statements, which are subject to risks and uncertainties. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in “Item 1A-Risk Factors” and elsewhere in ACC’s Annual Report on Form 10-K. Our future financial condition and results of operations, as well as any forward-looking statements contained in this report are made only as of the date hereof. ACC undertakes no obligation to update or revise any forward-looking statements.
ITEM 4T. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
ACC maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be reported in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to SEC regulations, including controls and procedures designed to ensure that this information is accumulated and communicated to ACC’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure. It should be noted that, because of inherent limitations, ACC’s disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.
ACC’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s Chief Executive Officer and Chief Financial Officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2007.
Changes in Internal Control over Financial Reporting
There have not been any changes in ACC’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, ACC’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note 4 to the Financial Statements in Part 1, Item 1 is incorporated herein by reference.
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors provided in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 1, 2007.
ITEM 6. EXHIBITS
The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE CERTIFICATE COMPANY (Registrant)
Date: August 8, 2007	By	/s/ William F. Truscott
William F. Truscott
Chief Executive Officer

Date: August 8, 2007	By	/s/ Brian J. McGrane
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

E-1