Form 10-Q
period 2007-09-30
AMERIPRISE CERTIFICATE CO
filed 2007-11-08
CIK 52428

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _____________ TO ________________

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

                                                     Yes [ ]              No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                              OUTSTANDING AT NOVEMBER 8, 2007
---------------------------------------          -------------------------------
Common Shares (par value $10 per share)                  150,000 shares


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.


================================================================================

                         AMERIPRISE CERTIFICATE COMPANY

                                    FORM 10-Q

                                      INDEX

                                                                                                               PAGE NO.

Part I.  Financial Information:

         Item 1.    Financial Statements

                    Statements of Income -- Three months and nine months ended September 30, 2007 and 2006............1

                    Balance Sheets -- September 30, 2007 and December 31, 2006........................................2

                    Statements of Cash Flows -- Nine months ended September 30, 2007 and 2006.........................3

                    Statements of Comprehensive Income -- Three months and nine months ended
                    September 30, 2007 and 2006.......................................................................4

                    Notes to Financial Statements...................................................................5-7

         Item 2.    Management's Narrative Analysis...................................................................8

         Item 4T.   Controls and Procedures...........................................................................9

Part II. Other Information:

         Item 1.    Legal Proceedings................................................................................10

         Item 1A.   Risk Factors.....................................................................................10

         Item 6.    Exhibits.........................................................................................10

         Signatures..................................................................................................11

         Exhibit Index..............................................................................................E-1

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS


                         AMERIPRISE CERTIFICATE COMPANY

                        STATEMENTS OF INCOME (UNAUDITED)
                                 (IN THOUSANDS)

                                                                  Three Months Ended              Nine Months Ended
                                                                     September 30,                  September 30,
                                                           ------------------------------  -------------------------------
                                                               2007            2006            2007             2006
                                                           --------------  --------------  --------------   --------------
Investment income......................................... $      55,074   $      69,451   $     180,318    $     205,573
Investment expenses.......................................         8,719           8,709          27,545           29,013
                                                           -------------   -------------   -------------    -------------
Net investment income before provision for
   certificate reserves and income taxes..................        46,355          60,742         152,773          176,560

Provision for certificate reserves........................        46,165          55,663         152,147          152,776
                                                           -------------   -------------   -------------    -------------

Net investment income before income taxes.................           190           5,079             626           23,784
Income tax provision (benefit)............................           455           1,989            (835)           8,486
                                                           -------------   -------------   -------------    -------------
   Net investment (loss) income...........................          (265)          3,090           1,461           15,298
                                                           -------------   -------------   -------------    -------------

Net realized investment gains (losses) before income taxes         1,730             860           1,095           (1,166)
Income tax provision (benefit)............................           605             301             383             (408)
                                                           -------------   -------------   -------------    -------------
Net realized gains (losses) on investments................         1,125             559             712             (758)
Net income................................................ -------------   -------------   -------------    -------------
                                                           $         860   $       3,649   $       2,173    $      14,540
                                                           =============   =============   =============    =============


See Notes to Financial Statements.

                         AMERIPRISE CERTIFICATE COMPANY

                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          September 30,      December 31,
                                                                                               2007              2006
                                                                                          -------------      ------------
                                                                                           (unaudited)
ASSETS
Qualified Assets
   Cash and cash equivalents..........................................................    $      72,984      $    174,247
   Investments in unaffiliated issuers................................................        3,924,643         4,668,818
   Equity index options, purchased....................................................           91,070           103,806
   Receivables........................................................................           30,589            34,384
                                                                                          -------------      ------------
Total qualified assets................................................................        4,119,286         4,981,255
                                                                                          -------------      ------------
Other Assets
   Deferred taxes, net................................................................           55,116            72,138
   Due from parent for federal income taxes...........................................              113                --
   Due from other affiliates..........................................................               16                94
                                                                                          -------------      ------------
Total other assets....................................................................           55,245            72,232
                                                                                          -------------      ------------

Total assets..........................................................................    $   4,174,531      $  5,053,487
                                                                                          =============      ============

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
   Certificate reserves...............................................................    $   3,909,483      $  4,719,602
   Equity index options, written......................................................           45,843            55,794
   Amounts due to brokers.............................................................              422             1,830
   Accounts payable and accrued liabilities...........................................           31,530            46,709
   Current taxes payable to parent....................................................               --                41
                                                                                          -------------      ------------
Total liabilities.....................................................................        3,987,278         4,823,976
                                                                                          -------------      ------------

Shareholder's equity
   Common shares ($10 par value, 150,000 shares authorized and issued)................            1,500             1,500
   Additional paid-in capital.........................................................          223,245           274,115
   Retained earnings..................................................................            1,531             3,488
   Accumulated other comprehensive loss, net of tax...................................          (39,023)          (49,592)
                                                                                          -------------      ------------
Total shareholder's equity............................................................          187,253           229,511
                                                                                          -------------      ------------

Total liabilities and shareholder's equity............................................    $   4,174,531      $  5,053,487
                                                                                          =============      ============


See Notes to Financial Statements.

                         AMERIPRISE CERTIFICATE COMPANY

                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                          ---------------------------------
                                                                                              2007               2006
                                                                                          --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income............................................................................    $       2,173      $      14,540
Adjustments to reconcile net income to net cash provided by operating activities:
   Interest added to certificate loans................................................             (241)              (277)
   Amortization of premiums, accretion of discounts, net..............................            7,398              9,018
   Deferred taxes, net................................................................            9,486             (10,477)
   Net realized investment losses before income tax provision.........................              605              1,166
   Provision for loan loss............................................................           (1,700)               --
Changes in other operating assets and liabilities:
   Equity index options purchased and written, net....................................            2,785             (7,247)
   Due from parent -- federal income taxes............................................             (154)              (452)
   Dividends and interest receivable..................................................            5,080              3,987
   Other assets and liabilities, net..................................................          (13,349)             5,930
                                                                                          -------------      -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES.............................................           12,083             16,188
                                                                                          -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Available-for-Sale securities:
   Sales..............................................................................          207,469            456,911
   Maturities and redemptions.........................................................          574,087            621,313
   Purchases..........................................................................          (78,051)           (94,439)
Other investments:
   Sales..............................................................................            6,540             10,816
   Maturities and redemptions.........................................................          103,140             84,674
   Purchases..........................................................................          (59,913)           (88,674)
Certificate loans:
   Payments...........................................................................              749              1,216
   Fundings...........................................................................             (814)              (934)
Changes in amounts due to and from brokers, net.......................................           (2,998)            (6,897)
                                                                                          -------------      -------------
NET CASH PROVIDED BY INVESTING ACTIVITIES.............................................          750,209            983,986
                                                                                          -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments from certificate owners...................................................          638,120          1,239,017
   Provision for certificate reserves.................................................          152,147            152,776
   Certificate maturities and cash surrenders.........................................       (1,598,822)        (2,430,570)
   Proceeds from reverse repurchase agreements........................................           30,000            684,000
   Payments on reverse repurchase agreements..........................................          (30,000)          (684,000)
   Dividend/return of capital to parent...............................................          (55,000)           (60,000)
                                                                                          -------------      -------------
NET CASH USED IN FINANCING ACTIVITIES.................................................         (863,555)         1,098,777
                                                                                          -------------      -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS.............................................         (101,263)           (98,603)
Cash and cash equivalents beginning of period.........................................          174,247            119,100
                                                                                          -------------      -------------
CASH AND CASH EQUIVALENTS END OF PERIOD...............................................    $      72,984      $      20,497
                                                                                          =============      =============


SUPPLEMENTAL DISCLOSURES INCLUDING NON-CASH TRANSACTIONS:
   Cash (refunded) paid for income taxes..............................................    $     (11,564)     $      19,094
   Certificate maturities and surrenders through loan reductions......................            1,564              1,530

See Notes to Financial Statements.

                         AMERIPRISE CERTIFICATE COMPANY

                 STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   Three Months Ended             Nine Months Ended
                                                                      September 30,                 September 30,
                                                              -----------------------------  -----------------------------
                                                                  2007            2006           2007            2006
                                                              -------------   -------------  -------------   -------------
Net income................................................... $        860    $      3,649   $      2,173    $     14,540

OTHER COMPREHENSIVE INCOME
   Unrealized gains on Available-for-Sale securities:
     Unrealized holding gains arising during the period......       19,151          64,114         16,045           4,320
     Income tax benefit......................................        6,851          22,440          5,871           1,512
                                                              ------------    ------------   ------------    ------------
       Net unrealized holding gains arising during the period       12,300          41,674         10,174           2,808
                                                              ------------    ------------   ------------    ------------

     Reclassification adjustment for (gains) losses included
       in net income.........................................          (47)           (856)           608           1,217
     Income tax (expense) benefit............................          (15)           (299)           213             426
                                                              ------------    ------------   ------------    ------------
       Net reclassification adjustment for (gains) losses
         included in net income..............................          (32)           (557)           395             791
                                                              ------------    ------------   ------------    ------------
Net unrealized gains on Available-for-Sale securities........       12,268          41,117         10,569           3,599
                                                              ------------    ------------   ------------    ------------

NET OTHER COMPREHENSIVE INCOME...............................       12,268          41,117         10,569           3,599
                                                              ------------    ------------   ------------    ------------

TOTAL COMPREHENSIVE INCOME................................... $     13,128    $     44,766   $     12,742    $     18,139
                                                              ============    ============   ============    ============


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

During the third quarter of 2005, ACC agreed with American Express Bank Limited ("AEB"), a subsidiary of American Express, to execute an orderly wind-down of the certificate business marketed through AEB and American Express Bank International ("AEBI"). This wind-down has been completed. The amount of certificate reserves associated with this business was approximately nil and $4.4 million as of September 30, 2007 and December 31, 2006, respectively.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 2007, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 07-1, "Clarification of the Scope of the Audit and Accounting Guide 'Investment Companies' and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies" ("SOP 07-1"). SOP 07-1 provided clarification on the definition of an investment company. In October 2007, the Financial Accounting Standards Board ("FASB") indefinitely deferred the effective date of SOP 07-1 with the intention of re-deliberating the guidance provided. The Company will delay evaluating the impact of adopting SOP 07-1 until after the FASB finalizes its deliberations.

In May 2007, the FASB issued FASB Staff Position ("FSP") FASB Interpretation No. ("FIN") 46(R)-7, "Application of FIN 46(R) to Investment Companies" ("FSP 46(R)-7"). FSP 46(R)-7 is dependent upon clarification of the definition of an investment company as provided in SOP 07-1 and is effective upon the adoption of that SOP. The Company will delay evaluating the impact of adopting FSP 46(R)-7 until after the FASB finalizes its deliberations.

In February 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 gives entities the option to measure certain financial instruments and other items at fair value that are not currently permitted to be measured at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 requires entities to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently evaluating whether or not it will elect to adopt SFAS 159 for certain assets and liabilities.

                         AMERIPRISE CERTIFICATE COMPANY

2.   RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS 157 are required to be applied prospectively as of the beginning of the fiscal year in which SFAS 157 is initially applied, except for certain financial instruments as defined in SFAS 157 which will require retrospective application of SFAS 157. The transition adjustment, if any, will be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for the fiscal year of adoption. The Company is currently evaluating the impact of adopting SFAS 157 on its results of operations and financial condition.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007 and recorded as a cumulative change in accounting principle an increase in the liability for unrecognized tax benefits and a decrease in beginning retained earnings of $4 million.

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

3.   INVESTMENTS IN UNAFFILIATED ISSUERS

Investments in unaffiliated issuers were:

                                                                                           September 30,      December 31,
                                                                                                2007             2006
                                                                                           -------------     -------------
                                                                                                   (in thousands)
Available-for-Sale securities, at fair value
   (amortized cost: 2007, $3,617,097; 2006, $4,328,549)...............................     $   3,555,610     $   4,250,409
First mortgage loans on real estate and other loans, at cost
   (fair value: 2007, $365,997; 2006, $421,526).......................................           360,765           408,883
Certificate loans -- secured by certificate reserves, at cost,
   which approximates fair value......................................................             8,268             9,526
                                                                                           -------------     -------------
Total.................................................................................     $   3,924,643     $   4,668,818
                                                                                           =============     =============

                         AMERIPRISE CERTIFICATE COMPANY

3.   INVESTMENTS IN UNAFFILIATED ISSUERS (CONTINUED)

Gross realized investment gains and losses on Available-for-Sale securities and other-than-temporary impairment losses on Available-for-Sale securities included in net realized investment gains (losses) before income taxes were as follows:

                                                                   Three Months Ended             Nine Months Ended
                                                                      September 30,                  September 30,
                                                              ----------------------------   -----------------------------
                                                                  2007           2006            2007           2006
                                                              -------------  -------------   -------------  --------------
                                                                                    (in thousands)
Gross realized investment gains.............................  $        268   $      1,095    $      1,380   $       1,753
Gross realized investment losses............................  $       (221)  $       (239)   $     (1,803)  $      (2,970)
Other-than-temporary impairments............................  $         --   $         --    $       (185)  $          --

Also included in net realized investment gain (losses) before income taxes for the three and nine months ended September 30, 2007 was a decrease of $1.7 million to the allowance for loan losses on commercial mortgage loans.

4.   COMMITMENTS AND CONTINGENCIES

Commitments to fund first mortgage loans on real estate at September 30, 2007 and December 31, 2006 were $2.5 million and nil, respectively. ACC holds the mortgage document for all outstanding mortgages, which gives it the right to take possession of the property if the borrower fails to perform according to the terms of the agreements. ACC employs policies and procedures designed to ensure the creditworthiness of the borrowers and that funds will be available on the funding date. ACC's investments in first mortgage loans on real estate are restricted to 80 percent or less of the market value of the real estate at the time of the loan funding.

ACC is not aware that it is a party to any pending legal, arbitration, or regulatory proceedings that would have a material adverse effect on its financial condition, results of operations or liquidity. However, it is possible that the outcome of any such proceedings could have a material adverse effect on results of operations in any particular reporting period as the proceedings are resolved.

5.   INCOME TAXES

The effective tax rate was 55.2% and (26.3)% for the three months and nine months ended September 30, 2007, respectively, compared to 38.6% and 35.7% for the three months and nine months ended September 30, 2006, respectively. The effective tax rate for the three months ended September 30, 2007 reflects the level of current year tax advantaged items relative to the level of pretax income. The effective tax rate for the nine months ended September 30, 2007 reflects the impact of a $0.9 million tax benefit related to the settlement of taxes for capital losses in prior years and the level of current year tax advantaged items relative to the level of pretax income.

Effective January 1, 2007, ACC adopted the provisions of FIN 48, which did not have an effect on ACC's balance sheet or statement of income. As of the date of adoption, ACC had $4.0 million of gross unrecognized tax benefits. If recognized, approximately $0.8 million, net of federal tax benefits, would affect the effective tax rate.

ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized interest and penalties of $0.1 million and $0.2 million for the three months and nine months ended September 30, 2007, respectively. ACC had $0.7 million and $0.9 million for the payment of interest and penalties accrued at January 1, 2007 and September 30, 2007, respectively.

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

ACC's profitability has declined in recent periods and is not expected to improve significantly largely due to the competitive context and the current interest rate environment. Affiliates of Ameriprise Financial and unaffiliated third parties offer certain competing products which have demonstrated strong appeal to investors.

Management's narrative analysis of the results of operations is presented in lieu of management's discussion and analysis of financial condition and results of operations, pursuant to General Instructions H(2)(a) of Form 10-Q.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

For the nine months ended September 30, 2007, investment income decreased $25.3 million, or 12.3 percent compared to the same period last year. This was primarily a result of a reduction in holdings, due to lower client volumes and client net outflows. The decrease was offset by a small increase in the average rate of returns on investments.

Investment expenses for the nine months ended September 30, 2007 decreased $1.5 million, or 5.1 percent compared to the same period in 2006. The decrease is mainly due to lower distribution fees, as a result of lower client volumes and less distribution fees being paid to American Express Bank Limited ("AEB") and American Express Bank International ("AEBI") as a result of the business wind-down of AEB and AEBI. This decrease was partially offset by an increase in transfer agent fees paid to RiverSource Service Corporation, an affiliate of ACC, due to a revised transfer agent agreement effective in the first quarter of 2007.

The provision for certificate reserves decreased $0.6 million or 0.4 percent for the nine months ended September 30, 2007 compared to the same period in 2006. The decrease included lower stock market participation costs, resulting from lower client volumes, partially offset by higher equity market appreciation and increases in client crediting rates. Included in the nine months ended September 30, 2006 was a $1.0 million offset for interest credited on Stock Market Certificates.

For the nine months ended September 30, 2007 and 2006, $3.1 million and $1.8 million of total investment gains were offset by $2.0 million and $3.0 million of investment losses and impairments, respectively. Investment gains for the nine months ended September 30, 2007 included a decrease of $1.7 million to the allowance for loan losses on commercial mortgage loans. Included in the total investment losses for the nine months ended September 30, 2007 was $0.2 million of other-than-temporary impairment losses on investments. For the nine months ended September 30, 2006, virtually all investment gains and losses were from securities classified as Available-for-Sale.

The effective tax rate was (26.3)% for the nine months ended September 30, 2007 compared to 35.7% for the nine months ended September 30, 2006. The effective tax rate for the nine months ended September 30, 2007 reflects the impact of a $0.9 million tax benefit related to the settlement of taxes for capital losses in prior years and the level of current year tax advantaged items relative to the level of pretax income.

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

ACC's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC's Chief Executive Officer and Chief Financial Officer have concluded that ACC's disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2007.

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





                                      AMERIPRISE CERTIFICATE COMPANY
                                      ------------------------------
                                              (Registrant)



Date: November 8, 2007               By
                                            /s/ William F. Truscott
                                            -----------------------------------
                                            William F. Truscott
                                            Chief Executive Officer




Date: November 8, 2007               By
                                            /s/ Brian J. McGrane
                                            -----------------------------------
                                            Brian J. McGrane
                                            Chief Financial Officer

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