Form 10-K
period 2007-12-31
AMERIPRISE CERTIFICATE CO
filed 2008-02-29
CIK 52428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 30 OF THE INVESTMENT COMPANY ACT OF
       1940 AND SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO _________

                           COMMISSION FILE NO. 2-23772

                         AMERIPRISE CERTIFICATE COMPANY
             (Exact name of registrant as specified in its charter)

                        DELAWARE                                  41-6009975
             (State or other jurisdiction of                   (I.R.S. Employer
             incorporation or organization)                  Identification No.)

1099 AMERIPRISE FINANCIAL CENTER, MINNEAPOLIS, MINNESOTA            55474
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

                                                                  Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [Not applicable]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

          Large Accelerated Filer [ ]           Accelerated Filer         [ ]

          Non-Accelerated Filer   [X]           Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                  Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 CLASS                    OUTSTANDING AT FEBRUARY 29, 2008
                 -----                    --------------------------------
Common Shares (par value $10 per share)            150,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS

Form 10-K
Item NUMBER

                                                                            PAGE
                                                                            ----
PART I

   1.       Business.....................................................      3

   1A.      Risk Factors.................................................      5

   1B.      Unresolved Staff Comments....................................      8

   2.       Properties...................................................      8

   3.       Legal Proceedings............................................      8

   4.       Submission of Matters to a Vote of Security Holders..........      8

PART II

   5.       Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities............      9

   6.       Selected Financial Data......................................      9

   7.       Management's Narrative Analysis..............................      9

   7A.      Quantitative and Qualitative Disclosures About Market Risk...     11

   8.       Financial Statements and Supplementary Data..................     12

   9.       Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure.....................................     13

   9A(T).   Controls and Procedures......................................     13

   9B.      Other Information............................................     13

PART III

   10.      Directors, Executive Officers and Corporate Governance.......     13

   11.      Executive Compensation.......................................     13

   12.      Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters...................     13

   13.      Certain Relationships and Related Transactions, and Director
            Independence.................................................     13

   14.      Principal Accounting Fees and Services.......................     14

PART IV

   15.      Exhibits, Financial Statement Schedules......................     14

            Signatures...................................................     15

            Index to Financial Statements and Schedules..................    F-1

            Exhibit Index................................................    E-1

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

ACC is registered as an investment company under the Investment Company Act of 1940 (the "1940 Act") and is in the business of issuing face-amount investment certificates. Face-amount certificates issued by ACC entitle the certificate owner to receive at maturity a stated amount of money and interest or credits declared from time to time by ACC, at its discretion. The certificates issued by ACC are not insured by any government agency. ACC's certificates are sold by Ameriprise Financial Services, Inc. ("AFSI"), an affiliate of ACC. AFSI is registered as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico.

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

In connection with the Distribution, Ameriprise Financial entered into certain agreements with American Express to effect the separation and to define the responsibility for obligations arising before and after the date of the Distribution, including among others, obligations relating to transition services, taxes and employees. Based on the terms of the distribution and investment advisory and services agreements set in place between ACC and its affiliates, no separation costs were allocated to ACC.

During the third quarter of 2005, ACC agreed with American Express Bank Limited ("AEB"), a subsidiary of American Express, to execute an orderly wind-down of the certificate business marketed through AEB and American Express Bank International ("AEBI"). This wind-down has been completed. The amount of certificate reserves associated with this business was approximately nil and $4.4 million as of December 31, 2007 and 2006, respectively.

PRODUCTS

As of the date of this report, ACC offers the following four different certificate products to the public:

     1.   Ameriprise Flexible Savings Certificate

          - Single payment certificate that permits a limited amount of additional payments and on which ACC guarantees interest rates in advance for a term of six, seven, twelve, thirteen, eighteen, twenty-four, thirty or thirty-six months, and potentially other terms, at ACC's option.

          -    Currently sold without a sales charge.

          -    Currently bears surrender charges for premature surrenders.

          - Available as qualified investments for IRAs, 401(k) plans, and other qualified retirement plans.

          -    Distributed pursuant to a Distribution Agreement with AFSI.

          - Current policy is to re-evaluate the certificate product interest crediting rates weekly to respond to marketplace changes.

          - ACC refers to an independent index or source to set the rates for new sales and must set the rates for an initial purchase of the certificate within a specified range of the rate from such index or source. For renewals, ACC uses such rates as an indication of the competitors' rates, but is not required to set rates within a specified range.

          - National Certificate of Deposit (CD) averages courtesy of Bankrate.com are used as the guide in setting rates.

          - Competes with popular short-term investment vehicles such as certificates of deposit, money market certificates, and money market mutual funds that offer comparable yields, liquidity and safety of principal.

     2.   Ameriprise Installment Certificate

          - Installment payment certificate that declares interest rates in advance for a three-month period and offers bonuses for up to four certificate years for regular investments.

          -    Currently sold without a sales charge.

          -    Currently bears surrender charges for premature surrenders.

          - Available as qualified investments for IRAs, 401(k) plans, and other qualified retirement plans.

          -    Distributed pursuant to a Distribution Agreement with AFSI.

          - Current policy is to re-evaluate the certificate product interest crediting rates weekly to respond to marketplace changes.

          - ACC refers to an independent index or source to set the rates for new sales and must set the rates for an initial purchase of the certificate within a specified range of the rate from such index or source. For renewals, ACC uses such rates as an indication of the competitors' rates, but is not required to set rates within a specified range.

          - The national average interest rate for money market deposit accounts courtesy of Bankrate.com is used as a guide in setting rates.

          - Intended to help clients save systematically and may compete with passbook savings and NOW accounts.

     3.   Ameriprise Market Strategy Certificate

          - Single payment certificate, with a flexible yield, that pays interest at a fixed rate or that offers the certificate product owner the opportunity to have all or part of the certificate product returns tied to fifty-two week stock market performance, up to a maximum return, as measured by a broad stock market index, for a series of fifty-two week terms starting every month or at intervals the certificate product owner selects.

          -    Currently sold without a sales charge.

          -    Currently bears surrender charges for premature surrenders.

          - Available as qualified investments for IRAs, 401(k) plans, and other qualified retirement plans.

          -    Distributed pursuant to a Distribution Agreement with AFSI.

          - Current policy is to re-evaluate the certificate product interest crediting rates weekly and maximum return rates at least monthly to respond to marketplace changes.

          - Certain banks offer certificates of deposit that have features similar to this certificate.

          - The rate of interest is calculated in whole or in part based on any upward movement in a broad-based stock market index up to a maximum return, where the maximum is a fixed rate for a given term, but can be changed at ACC's discretion for prospective terms.

     4.   Ameriprise Stock Market Certificate

          - Single payment certificate that offers the certificate product owner the opportunity to have all or part of the certificate product returns tied to fifty-two week stock market performance, up to a maximum return, as measured by a broad stock market index, with return of principal guaranteed by ACC. The owner can also choose to earn a fixed rate of interest after the first term.

          -    Currently sold without a sales charge.

          -    Currently bears surrender charges for premature surrenders.

          - Available as qualified investments for IRAs, 401(k) plans, and other qualified retirement plans.

          -    Distributed pursuant to a Distribution Agreement with AFSI.

          - Current policy is to re-evaluate the certificate product interest crediting rates weekly and maximum return rates at least monthly to respond to marketplace changes.

          - Certain banks offer certificates of deposit that have features similar to this certificate.

          - The rate of interest is calculated in whole or in part based on any upward movement in a broad-based stock market index up to a maximum return, where the maximum is a fixed rate for a given term, but can be changed at ACC's discretion for prospective terms.

The specified maturities of most of ACC's certificate products range from ten to twenty years. Within that maturity period, most certificates have interest crediting rate terms ranging from six to thirty-six months. Interest crediting rates are subject to change and certificate product owners can surrender their certificates without penalty at term end. Currently offered Ameriprise Certificates (listed above), as well as certain certificates previously issued by ACC (not listed above), contain renewal features which enable certificate owners to renew their certificate term until certificate maturity. Accordingly, certificate products that are currently outstanding in their renewal periods or are exercised for renewal in the future are, and continue to be, liabilities of ACC until their withdrawals or maturity whether or not such certificates are available for new sales.

DISTRIBUTION AND MARKETING CHANNELS

ACC's certificates offered by AFSI are sold pursuant to a distribution agreement which is terminable on sixty days' notice and is subject to annual approval by ACC's Board of Directors, including a majority of the directors who are not "interested persons" of AFSI or ACC as that term is defined in the 1940 Act. The distribution agreement provides for the payment of distribution fees to AFSI for services provided.

ASSET MANAGEMENT

ACC has retained RiverSource Investments, LLC, a wholly owned subsidiary of Ameriprise Financial, to manage ACC's investment portfolio under an investment management agreement, which is subject to annual review and approval by ACC's Board of Directors, including a majority of the directors who are not "interested persons" of AFSI, RiverSource Investments, LLC or ACC. On October 25, 2006, the Board approved, subject to shareholder approval, a new "Investment Advisory and Services Agreement" with RiverSource Investments, LLC, with an effective date of January 1, 2007. The agreement was subsequently approved by the Company's sole shareholder, Ameriprise Financial, on October 27, 2006, and this agreement ran through December 31, 2007 and continues from year to year thereafter, subject to the annual review and approval by ACC's Board of Directors discussed above, and unless and until terminated by either party. On November 20, 2007, ACC's Board of Directors conducted its annual review of the investment management agreement and re-approved the agreement for another year, effective January 1, 2008.

REGULATION

ACC is required to maintain cash and "qualified assets" meeting the standards of
Section 28(b) of the 1940 Act, as modified by an exemptive order of the Securities and Exchange Commission (the "SEC"). The amortized cost of such investments must be at least equal to ACC's net liabilities on all outstanding face-amount certificates plus $250,000. ACC's qualified assets consist of cash and cash equivalents, first mortgage loans on real estate and other loans, U.S. government and government agency securities, municipal bonds, corporate bonds, preferred stocks and other securities meeting specified standards. So long as ACC wishes to rely on the SEC order, as a condition to the order, ACC has agreed to maintain an amount of unappropriated retained earnings and capital equal to at least 5% of certificate reserves (less outstanding certificate loans). To the extent that payment of a dividend would decrease the capital ratio below the required 5%, payment of a dividend would be restricted. In determining compliance with this condition, qualified assets are valued in accordance with the provisions of Minnesota Statutes where such provisions are applicable.

ACC has also entered into a written understanding with the State of Minnesota, Department of Commerce, that ACC will maintain capital equal to 5% of the assets of ACC (less outstanding certificate loans). To the extent that payment of a dividend would decrease this ratio below the required 5%, payment of a dividend would be restricted. When computing its capital for these purposes, ACC values its assets on the basis of statutory accounting for insurance companies rather than U.S. generally accepted accounting principles. ACC is subject to annual examination and supervision by the State of Minnesota, Department of Commerce (Banking Division).

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

During periods of falling interest rates, ACC's spread may also be reduced. Because ACC may adjust the interest rates it credits on most of the products downward only at limited, pre-established intervals, ACC's spreads could decrease and potentially become negative. Interest rate fluctuations could also have an adverse effect on the results of ACC's investment portfolio. During periods of declining market interest rates, the interest ACC receives on variable interest rate investments decreases. In addition, during those periods, ACC is forced to reinvest the cash it receives as interest or return of principal on its investments in lower-yielding, high-grade instruments or in lower-credit instruments to maintain comparable returns. Issuers of fixed income securities also may decide to prepay their obligations in order to borrow at lower market rates. This increases the risk that ACC may have to invest the cash proceeds of these securities in lower-yielding or lower-credit instruments. Offsetting some of these risks is the fact that a significant portion of certificate balances do not have a minimum guaranteed interest crediting rate.

For additional information regarding the sensitivity of the fixed income securities in ACC's investment portfolio to interest rate fluctuations, see Item 7A of this Form 10-K--"Quantitative and Qualitative Disclosures about Market Risk."

DEFAULTS IN ACC'S FIXED INCOME MATURITIES PORTFOLIO WOULD ADVERSELY AFFECT THE COMPANY'S EARNINGS.

Issuers of the fixed income maturities owned by ACC may default on principal and interest payments. As of December 31, 2007, 6.8% of ACC's invested assets had ratings below investment grade. Moreover, economic downturns and corporate malfeasance can increase the number of companies, including those with investment grade ratings, that default on their debt obligations.

IF THE COUNTERPARTIES TO THE DERIVATIVE INSTRUMENTS ACC USES TO HEDGE CERTAIN CERTIFICATE LIABILITIES DEFAULT, ACC MAY BE EXPOSED TO RISKS IT HAD SOUGHT TO MITIGATE, WHICH COULD ADVERSELY AFFECT ACC'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ACC uses derivative instruments to hedge certain certificate liabilities. ACC enters into a variety of derivative instruments with a number of counterparties. If ACC's counterparties fail to honor their obligations under the derivative instruments, ACC's hedges of the related liabilities will be ineffective. That failure could have an adverse effect on ACC's financial condition and results of operations that could be material. This risk of failure of ACC's hedge transactions and hedging strategies may be increased by capital market volatility, such as the volatility that has been experienced since the second half of 2007.

SOME OF ACC'S INVESTMENTS ARE RELATIVELY ILLIQUID.

ACC invests a portion of its assets in privately placed fixed income securities and mortgage loans. Mortgage loans are relatively illiquid. ACC's investment manager periodically reviews ACC's private placement investments using adopted standards to categorize such investments as liquid or illiquid. As of December 31, 2007, mortgage loans and private placement fixed income securities that have been categorized as illiquid represented approximately 7.3% of the carrying value of ACC's investment portfolio. If ACC requires significant amounts of cash on short notice in excess of its normal cash requirements, ACC may have difficulty selling these investments in a timely manner or be forced to sell them for an amount less than it would otherwise have been able to realize, or both. Any inability to quickly dispose of illiquid investments could have an adverse effect on ACC's financial condition and results of operations.

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

CONFLICTS OF INTEREST ARE INCREASING AND A FAILURE TO APPROPRIATELY DEAL WITH CONFLICTS OF INTEREST COULD ADVERSELY AFFECT ACC'S BUSINESS.

ACC has to address potential conflicts of interest, including those relating to the activities of its affiliated entities. For example, conflicts may arise between ACC's position as a manufacturer of certificate products and the position of an ACC affiliate, AFSI, as the distributor of these products. ACC and its affiliated entities have procedures and controls in place that are designed to address conflicts of interest. Appropriately dealing with conflicts of interest, however, is complex and difficult and the enterprise's reputation could be damaged if it fails, or appears to fail, to deal appropriately with conflicts of interest. In addition, the SEC and other federal and state regulators have increased their scrutiny of potential conflicts of interest. It is possible that potential or perceived conflicts could give rise to litigation or enforcement actions. It is possible that the regulatory scrutiny of, and litigation in connection with, conflicts of interest could make the enterprise's clients less willing to enter into transactions in which such a conflict may occur, and could adversely affect ACC's business.

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

ACC IS SUBJECT TO TAX CONTINGENCIES THAT COULD ADVERSELY AFFECT ITS PROVISION FOR INCOME TAXES.

ACC is subject to the income tax laws of the U.S., its states and municipalities. These tax laws are complex and may be subject to different interpretations. ACC must make judgments and interpretations about the application of these inherently complex tax laws when determining the provision for income taxes and must also make estimates about when in the future certain items affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be settled with the taxing authority upon examination or audit.

BREACHES OF SECURITY, OR THE PERCEPTION THAT OUR TECHNOLOGY INFRASTRUCTURE IS NOT SECURE, COULD HARM OUR BUSINESS.

ACC's business requires the appropriate and secure utilization of consumer and other sensitive information. ACC's operations require the secure transmission of confidential information over public networks. Security breaches in connection with the delivery of ACC's products and services, including products and services utilizing the Internet, and the trend toward broad consumer and general public notification of such incidents, could significantly harm ACC's business, financial condition or results of operations. Even if ACC successfully protects its technology infrastructure and the confidentiality of sensitive data, ACC could suffer harm to its business and reputation if attempted security breaches are publicized. ACC cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in ACC's systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks used in connection with ACC's products and services.

PROTECTION FROM SYSTEM INTERRUPTIONS IS IMPORTANT TO ACC'S BUSINESS. IF ACC EXPERIENCES A SUSTAINED INTERRUPTION TO ACC'S TELECOMMUNICATIONS OR DATA PROCESSING SYSTEMS, IT COULD HARM ACC'S BUSINESS.

System or network interruptions could delay and disrupt ACC's ability to develop, deliver or maintain ACC's products and services, causing harm to ACC's business and reputation and resulting in loss of customers or revenue. These interruptions can include fires, floods, earthquakes, power losses, equipment failures, software failures and other events beyond ACC's control.

RISK MANAGEMENT POLICIES AND PROCEDURES MAY NOT BE FULLY EFFECTIVE IN MITIGATING RISK EXPOSURE IN ALL MARKET ENVIRONMENTS OR AGAINST ALL TYPES OF RISK, INCLUDING EMPLOYEE AND FINANCIAL ADVISOR MISCONDUCT.

ACC has devoted significant resources toward developing ACC's risk management policies and procedures and will continue to do so in the future. Nonetheless, ACC's policies and procedures to identify, monitor and manage risks may not be fully effective in mitigating ACC's risk exposure in all market environments or against all types of risk. Many of ACC's methods of managing risk and exposures are based upon ACC's use of observed historical market behavior or statistics based on historical models. During periods of market volatility or due to unforeseen events, the historically derived correlations upon which these methods are based may not be valid. As a result, these methods may not accurately predict future exposures, which could be significantly greater than what ACC's models indicate. This could cause us to incur investment losses or cause ACC's hedging and other risk management strategies to be ineffective. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that is publicly available or otherwise accessible to us, which may not always be accurate, complete, up-to-date or properly evaluated.

Moreover, ACC is subject to the risks of errors and misconduct by ACC's employees and AFSI's financial advisors -- such as fraud, non-compliance with policies, recommending transactions that are not suitable, and improperly using or disclosing confidential information -- which is difficult to detect in advance and deter, and could harm ACC's business, results of operations or financial condition. ACC is further subject to the risk of nonperformance or inadequate performance of contractual obligations by third party vendors of products and services that are used in ACC's businesses. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective in mitigating ACC's risk exposure in all market environments or against all types of risk. Insurance and other traditional risk-shifting tools may be held by or be available to us in order to manage certain exposures, but they are subject to terms such as deductibles, coinsurance, limits and policy exclusions, as well as risk of counterparty denial of coverage, default or insolvency.

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

Item omitted pursuant to General Instructions (I)(2)(c) of Form 10-K.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

All of ACC's outstanding common stock is owned by Ameriprise Financial. There is no established public trading market for ACC's common stock. Frequency and amount of capital transactions with Ameriprise Financial during the past two years were (in millions):

                                              DIVIDENDS/
                                                RETURN        RECEIPT OF
                                           OF CAPITAL PAID   CAPITAL FROM
                                            TO AMERIPRISE     AMERIPRISE
                                              FINANCIAL        FINANCIAL
                                           ---------------   ------------
FOR THE YEAR ENDED DECEMBER 31, 2007:
March 31, 2007 .........................         $15              $--
June 29, 2007 ..........................          15               --
September 28, 2007 .....................          25               --
December 31, 2007 ......................          15               --
                                                 ---              ---
   Total ...............................         $70              $--
                                                 ===              ===

                                              DIVIDENDS/
                                                RETURN        RECEIPT OF
                                           OF CAPITAL PAID   CAPITAL FROM
                                            TO AMERIPRISE     AMERIPRISE
                                              FINANCIAL        FINANCIAL
                                           ---------------   ------------
FOR THE YEAR ENDED DECEMBER 31, 2006:
March 31, 2006..........................         $35              $--
June 30, 2006...........................          15               --
September 30, 2006......................          10               --
December 29, 2006.......................          10               --
                                                 ---              ---
   Total................................         $70              $--
                                                 ===              ===

Restriction on ACC's present or future ability to pay dividends to Ameriprise
Financial:

     Certain series of installment certificate products outstanding provide that cash dividends may be paid by ACC only in calendar years for which additional credits of at least 1/2 of 1% on such series of certificates have been authorized by ACC. This requirement has been met for 2007 and 2006 by ACC's declaration of additional credits in meeting this requirement.

     Appropriated retained earnings resulting from the pre-declaration of additional credits to ACC's certificate product owners are not available for the payment of dividends by ACC. In addition, ACC will discontinue issuance of certificates subject to the pre-declaration of additional credits and will make no further pre-declaration as to outstanding certificates if at any time the capital and unappropriated retained earnings of ACC should be less than 5% of net certificate reserves (certificate reserves less certificate loans). At December 31, 2007, the capital and unappropriated retained earnings amounted to 5.6% of net certificate reserves.

ITEM 6. SELECTED FINANCIAL DATA

Item omitted pursuant to General Instructions (I)(2)(a) of Form 10-K.

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS

The following information should be read in conjunction with the accompanying audited financial statements and related notes included elsewhere in this report. The following discussion may contain forward-looking statements that reflect ACC's plans, estimates and beliefs. ACC's actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below under the heading "Forward-Looking Statements" and elsewhere in this report, particularly in "Item 1A-Risk Factors."

RESULTS OF OPERATIONS

ACC's net income is derived primarily from the after-tax yield on investments and realized investment gains (losses), less investment expenses and interest credited on certificate reserve liabilities. Changes in net income trends occur largely due to changes in investment returns in ACC's portfolio, from realization of investment gains (losses), and from changes in interest crediting rates to certificate products. ACC follows U.S. generally accepted accounting principles.

In 2007, investment income decreased $56.7 million, or 20.6%, compared to 2006. This decrease was primarily a result of a reduction in holdings, due to lower client volumes and client net outflows, and the impact of smaller gains on equity index options, due to market conditions, hedging outstanding stock market certificates. The decrease was slightly offset by a small increase in the average rate of return on investments.

In 2006, investment income decreased $37.4 million, or 12.0%, compared to 2005 mainly due to a reduction in holdings, mostly related to the American Express Bank Limited ("AEB") and American Express Bank International ("AEBI") business wind-down. This overall decrease was slightly offset by an increase in gains on equity index options due to the effect of higher appreciation in the S&P 500 on the value of options hedging outstanding stock market certificates.

Investment expense in 2007 decreased $2.3 million, or 6.0%. The decrease is mainly due to lower distribution fees, as a result of lower client volumes and less distribution fees being paid to AEB and AEBI as a result of the business wind-down of AEB and AEBI. This decrease was partially offset by an increase in transfer agent fees paid to RiverSource Service Corporation, an affiliate of ACC, due to an increase in rates in the transfer agent agreement effective in the first quarter of 2007.

In 2006, investment expense decreased $12.7 million, or 24.9%. The decrease is mainly due to less distribution fees being paid to AEB and AEBI as a result of the business wind-down of AEB and AEBI.

In 2007, net provision for certificate reserves decreased $28.9 million, or 13.7%. The decrease is the result of lower stock market participation costs and interest credited costs resulting from lower client volumes. The overall decrease was offset by an increase in client crediting rates.

In 2006, net provision for certificate reserves increased $12.2 million, or 6.1%, due to an increase in additional credits and interest authorized by ACC on fully-paid certificates. These increases are a result of increases in short-term interest rates and greater stock market participation costs resulting from equity market appreciation, partially offset by lower volumes due to the AEB and AEBI business wind-down and a $1 million adjustment for interest credited on stock market certificates.

Net realized gains on investments were $0.9 million for 2007 compared to net realized losses of $1.2 million for 2006. Investment gains for the year ended December 31, 2007 included a decrease of $1.7 million to the allowance for loan losses on commercial mortgage loans. Included in net realized gains and losses on investments are gross realized gains and losses on sales of securities using the specific identification method, as noted in the table below for the years ended December 31:

                                        2007      2006
                                      -------   -------
                                        (IN THOUSANDS)
Available-for-Sale securities:
   Gross realized gains from sales    $ 1,427   $ 1,815
   Gross realized losses from sales    (1,804)   (3,045)
   Other-than-temporary impairments      (455)       --
Other, net                              1,704       (17)

The effective tax rate was (82.0)% for the year ended December 31, 2007 compared to 34.5% for the year ended December 31, 2006. The effective tax rate for the year ended December 31, 2007 reflects the impact of a $0.9 million tax benefit related to the settlement of taxes for capital losses in prior years and the level of current year tax advantaged items relative to the level of pretax income.

RECENT ACCOUNTING PRONOUNCEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

For information regarding recent accounting pronouncements and their expected impact on the Company's future results of operations or financial condition, see
Note 1 to ACC's financial statements. Also see Note 1 for significant accounting policies.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, which are subject to risks and uncertainties. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "may," "should," "could," "would," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in "Item 1A-Risk Factors" and elsewhere in ACC's Annual Report on Form 10-K. ACC's future financial condition and results of operations, as well as any forward-looking statements contained in this report, are made only as of the date hereof. ACC undertakes no obligation to update or revise any forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IMPACT OF MARKET VOLATILITY ON RESULTS OF OPERATIONS

ACC has two principal components of market risk: interest rate risk and equity market risk. Interest rate risk results from investing in assets that are somewhat longer and reset less frequently than the liabilities they support. In prior years, ACC managed interest rate risk through the use of a variety of tools that include derivative financial instruments, such as interest rate swaps, caps, and floors, which change the interest rate characteristics of client liabilities or investment assets. Because certain of the provisions for certificates are impacted by the value of equity indices, from time to time ACC enters into risk management strategies that may include the use of equity derivative financial instruments, such as equity options, to mitigate ACC's exposure to volatility in the equity markets.

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

At December 31, 2007, aggregating ACC's exposure from all sources of interest rate risk net of financial derivatives hedging that exposure detailed below, ACC estimates a negative impact of $0.2 million on pretax income for the 12 month period if, hypothetically, interest rates had increased by 100 basis points and remain at that level for 12 months. This compares with an estimate of a negative impact of $4.2 million made at December 31, 2006 for 12 months following a hypothetical 100 basis point increase in interest rates at December 31, 2006.

At December 31, 2007, aggregating ACC's exposure from all sources of equity price risk net of financial derivatives hedging that exposure detailed below, ACC estimates no impact on pretax income for the 12 month period if, hypothetically, equity markets had declined by 10% and remain at that level for 12 months. This compares with an estimate of a minimal impact at December 31, 2006 for 12 months following a hypothetical 10% drop in equity markets at December 31, 2006.

The numbers below show ACC's estimate of the pretax impact of these hypothetical market moves, net of hedging, as of December 31, 2007. Following the table is a discussion by source of risk and the portfolio management techniques and derivative financial instruments ACC uses to mitigate these risks.

                                                        NET RISK EXPOSURE TO
                                                            PRETAX INCOME
                                                        --------------------
                                                          INTEREST   EQUITY
                SOURCES OF MARKET RISK                      RATE      PRICE
                ----------------------                    --------   ------
                                                           (IN THOUSANDS)
Flexible Savings and other fixed rate certificates ..      $(200)      $--
Stock market certificates ...........................         --        --
                                                           -----       ---
   Total ............................................      $(200)      $--
                                                           =====       ===

Actual results could differ materially from those illustrated above as they are based on a number of estimates and assumptions. These include assuming the composition of invested assets and liabilities does not change in the 12 month period following the hypothetical market decline and assuming the increase in interest rates produces a parallel shift in the yield curve. The selection of a 100 basis point interest rate increase and a 10% equity market decline should not be construed as a prediction of future market events.

FLEXIBLE SAVINGS AND OTHER FIXED RATE CERTIFICATES

ACC has interest rate risk from its Flexible Savings and other fixed rate certificates. These are investment certificates generally ranging in amounts from $1,000 to $1 million with terms ranging from three to 36 months. ACC guarantees an interest rate to the holders of these products. Payments collected from clients are primarily invested in fixed rate securities to fund the client credited rate with the spread between the rate earned from investments and the rate credited to clients recorded as earned income. Client liabilities and investment assets generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients generally reset at shorter intervals than the yield on underlying investments. This exposure is not currently hedged although ACC monitors its investment strategy and makes modifications based on changing liabilities and the expected rate environment. ACC has $2.6 billion in reserves included in certificate reserves on the Balance Sheet at December 31, 2007 to cover the liabilities associated with these products. At December 31, 2007, ACC estimates the interest rate risk from this exposure on pretax income for the 12 month period following a hypothetical increase of 100 basis points in interest rates to be a negative $0.2 million.

STOCK MARKET CERTIFICATES

Stock market certificates are purchased for amounts generally from $1,000 to $1 million for terms of 52 weeks which can be extended to a maximum of 14 terms. For each term the certificate holder can choose to participate 100% in any percentage increase in the S&P 500 Index up to a maximum return or choose partial participation in any increase in the S&P 500 Index plus a fixed rate of interest guaranteed in advance. If partial participation is selected, the total of equity-linked return and guaranteed rate of interest cannot exceed the maximum return. Reserves for the stock market certificates of $1.1 billion are included in certificate reserves on the Balance Sheet at December 31, 2007. The notional amount and fair value asset (liability) of derivatives hedging this product are as follows.

                                                  DECEMBER 31,
                                  -------------------------------------------
                                          2007                   2006
                                  --------------------   --------------------
                                   NOTIONAL     FAIR      NOTIONAL     FAIR
                                    AMOUNT      VALUE      AMOUNT      VALUE
                                  ---------   --------   ---------   --------
                                                 (IN THOUSANDS)
Purchased calls ...............   $ 899,918   $ 58,575   $ 900,029   $103,806
Written calls .................    (965,152)   (26,796)   (962,499)   (55,794)
Purchased S&P 500 futures(1) ..       3,398         --       1,357         --

----------
(1) These S&P 500 futures are cash settled daily and, therefore, have no fair value.

Interest Rate Risk - Stock Market Certificates

Stock market certificates have some interest rate risk as changes in interest rates affect the fair value of the payout to be made to the certificate holder. This exposure to interest rate changes is hedged by the derivatives listed above. ACC estimates that if, hypothetically, interest rates had increased by 100 basis points at December 31, 2007 and remain at that level for 12 months, ACC's unhedged exposure would be a negative impact of $0.6 million on pretax income for the 12 month period offset by a positive impact of the same amount from ACC's hedging strategy for a net immaterial exposure.

Equity Price Risk - Stock Market Certificates

The equity-linked return to investors creates equity price risk exposure. ACC seeks to minimize this exposure with purchased futures and call spreads that replicate what ACC must credit to client accounts. ACC estimates that if, hypothetically, equity markets had declined by 10% at December 31, 2007 and remain at that level for 12 months, the impact to pretax income for the 12 month period without hedging would be a positive $21.6 million. The impact of ACC's hedging strategy offsets that gain for an immaterial net exposure.

CREDIT RISK

ACC's potential derivative credit exposure to each counterparty is aggregated with all of its other exposures to the counterparty to determine compliance with established credit and market risk limits at the time ACC enters into a derivative transaction. Credit exposures may take into account enforceable netting arrangements. Before executing a new type or structure of derivative contract, ACC determines the variability of the contract's potential market and credit exposures and whether such variability might reasonably be expected to create exposure to a counterparty in excess of established limits.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements at page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

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

ACC's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC's Chief Executive Officer and Chief Financial Officer have concluded that ACC's disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2007.

This annual report does not contain management's report or an attestation of the Company's independent registered public accounting firm regarding internal control over financial reporting. The requirements for such report and attestation do not apply to a registered investment company such as Ameriprise Certificate Company by reason of the exemption set forth in Section 405 of the Sarbanes-Oxley Act of 2002, exempting registered investment companies from the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and rules of the Securities and Exchange Commission promulgated thereunder.

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

Item omitted pursuant to General Instructions (I)(2)(c) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Item omitted pursuant to General Instructions (I)(2)(c) of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board of Directors of ACC, at the recommendation of its Audit Committee, has appointed Ernst & Young LLP ("Ernst & Young") as independent registered public accountants to audit the financial statements of ACC for the years ended December 31, 2007 and 2006.

AUDIT FEES

The aggregate fees billed or to be billed by Ernst & Young for each of the last two years for professional services rendered for the audit of ACC's annual Financial Statements and services that were provided in connection with statutory and regulatory filings were $123,000 and $115,000 for 2007 and 2006, respectively.

AUDIT-RELATED FEES

ACC was not billed by Ernst & Young for any fees for audit-related services for 2007 or 2006.

TAX FEES

ACC was not billed by Ernst & Young for any tax fees for 2007 or 2006.

ALL OTHER FEES

ACC was not billed by Ernst & Young for any other fees for 2007 or 2006.

POLICY ON PRE-APPROVAL OF SERVICES PROVIDED BY INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

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

In 2007 and 2006, 100% of the services provided by Ernst & Young for ACC were pre-approved by the Audit Committee of Ameriprise Financial.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  1. Financial Statements:
        See Index to Financial Statements on page F-1 hereof.

     2. Financial Statement Schedules:
        See Index to Financial Statements on page F-1 hereof.

     3. Exhibits:
        See Exhibit Index on pages E-1 through E-2 hereof.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT                              AMERIPRISE CERTIFICATE COMPANY


BY                                      /s/ William F. Truscott
                                        ----------------------------------------
NAME AND TITLE                          William F. Truscott, Director, President
                                        and Chief Executive Officer
                                        (Principal Executive Officer)
DATE                                    February 29, 2008

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


BY                                      /s/ Brian J. McGrane
                                        ----------------------------------------
NAME AND TITLE                          Brian J. McGrane, Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)
DATE                                    February 29, 2008


BY                                      /s/ David K. Stewart
                                        ----------------------------------------
NAME AND TITLE                          David K. Stewart, Vice President,
                                        Controller and Chief Accounting Officer
                                        (Principal Accounting Officer)
DATE                                    February 29, 2008


BY                                      /s/ Rodney P. Burwell*
                                        ----------------------------------------
NAME AND TITLE                          Rodney P. Burwell, Director
DATE                                    February 29, 2008


BY                                      /s/ Jean B. Keffeler*
                                        ----------------------------------------
NAME AND TITLE                          Jean B. Keffeler, Director
DATE                                    February 29, 2008


BY                                      /s/ Thomas R. McBurney*
                                        ----------------------------------------
NAME AND TITLE                          Thomas R. McBurney, Director
DATE                                    February 29, 2008


BY                                      /s/ Karen M. Bohn*
                                        ----------------------------------------
NAME AND TITLE                          Karen M. Bohn, Director
DATE                                    February 29, 2008


*By /s/ William F. Truscott
    ---------------------------------
Name: William F. Truscott

Executed by William F. Truscott on behalf of those indicated pursuant to a Power of Attorney, dated February 19, 2008, filed electronically on or about February 29, 2008 as Exhibit 24(a) hereto.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

FINANCIAL STATEMENTS:

Part I.       Financial Information:
Item 1.       Financial Statements
              Report of Independent Registered Public Accounting Firm....    F-2
              Statements of Income - Years ended December 31, 2007, 2006
              and 2005...................................................    F-3
              Balance Sheets - December 31, 2007 and 2006................    F-4
              Statements of Cash Flows - Years ended December 31, 2007,
              2006 and 2005..............................................    F-6
              Statements of Comprehensive Income (Loss) - Years ended
              December 31, 2007, 2006 and 2005...........................    F-7
              Statements of Shareholder's Equity - Years ended December
              31, 2007, 2006 and 2005....................................    F-8
              Notes to Financial Statements..............................    F-9
Schedule No.:
              Financial Schedules:
I             Investments in Securities of Unaffiliated Issuers,
              December 31, 2007..........................................   F-25
II            Investments in and Advances to Affiliates and Income
              thereon, December 31, 2007, 2006 and 2005..................   F-40
III           Mortgage Loans on Real Estate and Interest earned on
              Mortgages, year ended December 31, 2007....................   F-41
V             Qualified Assets on Deposit, December 31, 2007.............   F-45
VI            Certificate Reserves, year ended December 31, 2007.........   F-46
VII           Valuation and Qualifying Accounts, years ended December
              31, 2007, 2006 and 2005....................................   F-64

All other Schedules required by Article 6 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Ameriprise Certificate Company

We have audited the accompanying balance sheets of Ameriprise Certificate Company, (a wholly owned subsidiary of Ameriprise Financial, Inc.) (the Company) as of December 31, 2007 and 2006, and the related statements of income, comprehensive income (loss), shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the index at Item 8. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2007 and 2006, by correspondence with the custodian. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ameriprise Certificate Company at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as whole, present fairly in all material respects the information set forth therein.

As discussed in Note 3 to the financial statements, in 2007 the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.

/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 27, 2008

                         AMERIPRISE CERTIFICATE COMPANY

                              STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

                                                                          2007       2006       2005
                                                                        --------   --------   --------
                                                                                (in thousands)
INVESTMENT INCOME
Interest income from unaffiliated investments:
   Available-for-Sale securities ....................................   $182,109   $216,385   $265,125
   First mortgage loans on real estate and other loans ..............     25,497     28,310     26,916
   Certificate loans ................................................        467        553        672
Dividends ...........................................................      1,541      1,119      1,813
Equity index options ................................................      6,329     27,740     15,699
Interest rate swap agreements .......................................         --         --       (124)
Other ...............................................................      2,389        963      2,386
                                                                        --------   --------   --------
      Total investment income .......................................    218,332    275,070    312,487
                                                                        --------   --------   --------
INVESTMENT EXPENSES
Ameriprise Financial and affiliated company fees:
   Distribution .....................................................     18,148     22,041     33,980
   Investment advisory and services .................................      9,880     10,743     12,141
   Transfer agent ...................................................      6,422      3,842      3,859
   Depository .......................................................        328        360        395
Other ...............................................................      1,171      1,258        581
                                                                        --------   --------   --------
      Total investment expenses .....................................     35,949     38,244     50,956
                                                                        --------   --------   --------
NET INVESTMENT INCOME BEFORE PROVISION FOR CERTIFICATE RESERVES AND
   INCOME TAX EXPENSE ...............................................    182,383    236,826    261,531
                                                                        --------   --------   --------
PROVISION FOR CERTIFICATE RESERVES
According to the terms of the certificates:
   Provision for certificate reserves ...............................      6,228      6,854      6,568
   Interest on additional credits ...................................        182        217        257
   Interest on advance payments .....................................          9         11         13
Additional credits/interest authorized by ACC .......................    177,460    205,981    194,015
                                                                        --------   --------   --------
Total provision for certificate reserves before reserve recoveries ..    183,879    213,063    200,853
Reserve recoveries from terminations prior to maturity ..............     (1,352)    (1,626)    (1,603)
                                                                        --------   --------   --------
Net provision for certificate reserves ..............................    182,527    211,437    199,250
                                                                        --------   --------   --------
NET INVESTMENT (LOSS) INCOME BEFORE INCOME TAX EXPENSE ..............       (144)    25,389     62,281
Income tax (benefit) expense ........................................       (902)     8,775     21,949
                                                                        --------   --------   --------
Net investment income ...............................................        758     16,614     40,332
                                                                        --------   --------   --------
NET REALIZED GAIN (LOSS) ON INVESTMENTS
Securities of unaffiliated issuers before income tax expense
   (benefit) ........................................................        872     (1,247)   (16,388)
Income tax expense (benefit) ........................................        305       (436)    (5,736)
                                                                        --------   --------   --------
Net realized gain (loss) on investments .............................        567       (811)   (10,652)
                                                                        --------   --------   --------
NET INCOME ..........................................................   $  1,325   $ 15,803   $ 29,680
                                                                        ========   ========   ========

See Notes to Financial Statements.

                         AMERIPRISE CERTIFICATE COMPANY

                                 BALANCE SHEETS
                           DECEMBER 31, 2007 AND 2006

                                                                    2007         2006
                                                                 ----------   ----------
                                                                  (in thousands, except
                                                                       share data)
ASSETS
QUALIFIED ASSETS
Investments in unaffiliated issuers:
   Cash and cash equivalents .................................   $   76,079   $  174,247
   Available-for-Sale securities .............................    3,419,201    4,250,409
   First mortgage loans on real estate and other loans, net ..      341,944      408,883
   Certificate loans - secured by certificate reserves .......        7,923        9,526
                                                                 ----------   ----------
      Total investments ......................................    3,845,147    4,843,065
                                                                 ----------   ----------
Receivables:
   Dividends and interest ....................................       26,575       32,719
   Investment securities sold ................................        2,543        1,665
                                                                 ----------   ----------
      Total receivables ......................................       29,118       34,384
                                                                 ----------   ----------
Equity index options, purchased ..............................       58,575      103,806
                                                                 ----------   ----------
      Total qualified assets .................................    3,932,840    4,981,255
                                                                 ----------   ----------
 OTHER ASSETS
 Deferred taxes, net .........................................       40,434       72,138
 Current taxes receivable ....................................        9,287           --
 Due from related party ......................................          132           94
                                                                 ----------   ----------
      Total other assets .....................................       49,853       72,232
                                                                 ----------   ----------
         Total assets ........................................   $3,982,693   $5,053,487
                                                                 ==========   ==========

See Notes to Financial Statements.

                         AMERIPRISE CERTIFICATE COMPANY

                           DECEMBER 31, 2007 AND 2006

                                                                         2007         2006
                                                                      ----------   ----------
                                                                       (in thousands, except
                                                                            share data)
LIABILITIES AND SHAREHOLDER'S EQUITY
LIABILITIES
Certificate Reserves
   Installment certificates:
      Reserves to mature ..........................................   $   54,871   $   66,805
      Additional credits and accrued interest .....................        1,533        2,009
      Advance payments and accrued interest .......................          254          278
      Other .......................................................           --            1
   Fully paid certificates:
      Reserves to mature ..........................................    3,675,240    4,606,157
      Additional credits and accrued interest .....................       25,529       44,322
      Due to unlocated certificate holders ........................           67           30
                                                                      ----------   ----------
         Total certificate reserves ...............................    3,757,494    4,719,602
                                                                      ----------   ----------

Accounts Payable and Accrued Liabilities:
   Due to related party ...........................................          525          700
   Current taxes payable to parent ................................           --           41
   Payable for investment securities purchased ....................        1,263        1,830
   Equity index options, written ..................................       26,796       55,794
   Other liabilities ..............................................       19,991       46,009
                                                                      ----------   ----------
Total accounts payable and accrued liabilities ....................       48,575      104,374
                                                                      ----------   ----------
         Total liabilities ........................................    3,806,069    4,823,976
                                                                      ----------   ----------
SHAREHOLDER'S EQUITY
Common shares ($10 par value, 150,000 shares authorized and
   issued) ........................................................        1,500        1,500
Additional paid-in capital ........................................      207,964      274,115
Retained earnings:
   Appropriated for pre-declared additional credits and interest ..           15           15
   Appropriated for additional interest on advance payments .......          949        3,473
   Unappropriated .................................................           --           --
Accumulated other comprehensive loss - net of tax .................      (33,804)     (49,592)
                                                                      ----------   ----------
         Total shareholder's equity ...............................      176,624      229,511
                                                                      ----------   ----------
         Total liabilities and shareholder's equity                   $3,982,693   $5,053,487
                                                                      ==========   ==========

See Notes to Financial Statements.

                         AMERIPRISE CERTIFICATE COMPANY

                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

                                                                         2007          2006          2005
                                                                     -----------   -----------   -----------
                                                                                  (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .......................................................   $     1,325   $    15,803   $    29,680
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Interest added to certificate loans ...........................          (312)         (357)         (442)
   Amortization of premiums, accretion of discounts, net .........         9,301        11,876        16,201
   Deferred taxes, net ...........................................        22,823       (14,314)       12,987
   Net realized loss on investments before income tax provision ..           828         1,247        16,388
   Provision for loan loss .......................................        (1,700)           --            --
Changes in other operating assets and liabilities:
   Equity index options purchased and written, net ...............        16,233       (12,198)        7,652
   Dividends and interest receivable .............................         6,144         6,423         3,020
   Due from parent for income taxes ..............................        (9,328)       (3,212)      (13,016)
   Other assets and liabilities, net .............................       (44,663)       28,523        (5,008)
                                                                     -----------   -----------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES ........................           651        33,791        67,462
                                                                     -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Available-for-Sale securities:
   Sales .........................................................       210,554       461,988       804,177
   Maturities and redemptions ....................................       727,996       836,698     1,051,692
   Purchases .....................................................       (92,728)     (287,895)   (1,659,895)
First mortgage loans on real estate and other loans:
   Sales .........................................................         6,589        19,211        30,447
   Maturities and redemptions ....................................       129,427       118,378       109,025
   Purchases .....................................................       (67,434)     (115,819)     (107,985)
Certificate loans:
   Payments ......................................................           984         1,562         1,352
   Fundings ......................................................          (990)       (1,189)       (1,175)
Changes in amounts due to and from brokers, net ..................        (1,445)       (4,129)      (17,539)
                                                                     -----------   -----------   -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES ........................       912,953     1,028,805       210,099
                                                                     -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments from certificate owners .................................       820,521     1,945,380     3,243,729
Certificate maturities and cash surrenders .......................    (1,762,293)   (2,882,829)   (3,412,402)
Dividend/return of capital to parent .............................       (70,000)      (70,000)      (25,000)
                                                                     -----------   -----------   -----------
NET CASH USED IN FINANCING ACTIVITIES ............................    (1,011,772)   (1,007,449)     (193,673)
                                                                     -----------   -----------   -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .............       (98,168)       55,147        83,888
Cash and cash equivalents at beginning of year ...................       174,247       119,100        35,212
                                                                     -----------   -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR .........................   $    76,079   $   174,247   $   119,100
                                                                     ===========   ===========   ===========

SUPPLEMENTAL DISCLOSURES INCLUDING NON-CASH TRANSACTIONS:
Cash (received) paid for income taxes ............................   $   (14,306)  $    25,382   $    22,683
Certificate maturities and surrenders through loan reductions ....         1,921         1,763         1,966

See Notes to Financial Statements.

                         AMERIPRISE CERTIFICATE COMPANY

                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                  YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

                                                                              2007      2006       2005
                                                                            -------   -------   ---------
                                                                                     (in thousands)
NET INCOME ..............................................................   $ 1,325   $15,803   $  29,680
                                                                            -------   -------   ---------
OTHER COMPREHENSIVE INCOME (LOSS)
   Unrealized gains (losses) on Available-for-Sale securities:
      Unrealized holding gains (losses) arising during the period .......    23,836     9,176    (127,788)
      Income tax expense (benefit) ......................................     8,589     1,994     (44,726)
                                                                            -------   -------   ---------
      Net unrealized holding gains (losses) arising during the period ...    15,247     7,182     (83,062)
                                                                            -------   -------   ---------
      Reclassification adjustment for losses included
         in net income ..................................................       832     1,230      17,403
      Income tax benefit ................................................       291       449       6,091
                                                                            -------   -------   ---------
      Net reclassification adjustment for losses included
         in net income ..................................................       541       781      11,312
                                                                            -------   -------   ---------
    Net unrealized gains (losses) on Available-for-Sale securities ......    15,788     7,963     (71,750)
                                                                            -------   -------   ---------
   Unrealized losses on interest rate swaps:
      Unrealized losses arising during the period .......................        --        --        (515)
      Income tax benefit ................................................        --        --        (180)
                                                                            -------   -------   ---------
      Net unrealized holding losses arising during the period ...........        --        --        (335)
                                                                            -------   -------   ---------
      Reclassification adjustment for gains included in net income ......        --        --         124
      Income tax expense ................................................        --        --          43
                                                                            -------   -------   ---------
      Net reclassification adjustment for gains included in net income ..        --        --          81
                                                                            -------   -------   ---------
   Net unrealized losses on interest rate swaps .........................        --        --        (254)
                                                                            -------   -------   ---------
NET OTHER COMPREHENSIVE INCOME (LOSS) ...................................    15,788     7,963     (72,004)
                                                                            -------   -------   ---------
TOTAL COMPREHENSIVE INCOME (LOSS) .......................................   $17,113   $23,766   $ (42,324)
                                                                            =======   =======   =========

See Notes to Financial Statements.

                         AMERIPRISE CERTIFICATE COMPANY

                       STATEMENTS OF SHAREHOLDER'S EQUITY
                  YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

                                                                               RETAINED
                                                                               EARNINGS
                                                               APPROPRIATED  APPROPRIATED
                                                                    FOR           FOR                       ACCUMULATED
                                                               PRE-DECLARED   ADDITIONAL                       OTHER
                               NUMBER OF           ADDITIONAL   ADDITIONAL    INTEREST ON                  COMPREHENSIVE
                              OUTSTANDING  COMMON    PAID-IN      CREDITS       ADVANCE                    (LOSS) INCOME
                                 SHARES    SHARES    CAPITAL   AND INTEREST    PAYMENTS    UNAPPROPRIATED   - NET OF TAX    TOTAL
                              -----------  ------  ----------  ------------  ------------  --------------  -------------  --------
                                                                (in thousands, except share data)
BALANCE AT JANUARY 1,
   2005 ....................    150,000    $1,500  $ 323,844        $15        $   549        $  2,712       $ 14,449     $343,069
Net income .................                   --         --         --             --          29,680             --       29,680
Transfer ...................                   --         --         --          2,647          (2,647)            --           --
Dividend/return of capital
   to parent  ..............                   --         --         --             --         (25,000)            --      (25,000)
Net other comprehensive
   loss ....................                   --         --         --             --              --        (72,004)     (72,004)
                                -------    ------  ---------        ---        -------        --------       --------     --------
BALANCE AT DECEMBER 31,
   2005 ....................    150,000     1,500    323,844         15          3,196           4,745        (57,555)     275,745
Net income .................                   --         --         --             --          15,803             --       15,803
Transfer ...................                   --         --         --            277            (277)            --           --
Dividend/return of capital
   to parent ...............                   --    (49,729)        --             --         (20,271)            --      (70,000)
Net other comprehensive
   income ..................                   --         --         --             --              --          7,963        7,963
                                -------    ------  ---------        ---        -------        --------       --------     --------
BALANCE AT DECEMBER 31,
   2006 ....................    150,000     1,500    274,115         15          3,473              --        (49,592)     229,511
Net income .................                   --         --         --             --           1,325             --        1,325
Transfer ...................                   --         --         --         (2,524)          2,524             --           --
Dividend/return of capital
   to parent ...............                   --    (66,151)        --             --          (3,849)            --      (70,000)
Net other comprehensive
   income ..................                   --         --         --             --              --         15,788       15,788
                                -------    ------  ---------        ---        -------        --------       --------     --------
BALANCE AT DECEMBER 31,
   2007 ....................    150,000    $1,500  $ 207,964        $15        $   949        $     --       $(33,804)    $176,624

See Notes to Financial Statements.

1. BASIS OF PRESENTATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Ameriprise Certificate Company ("ACC" or the "Company"), is a wholly owned subsidiary of Ameriprise Financial, Inc. ("Ameriprise Financial"). ACC is registered as an investment company under the Investment Company Act of 1940 (the "1940 Act") and is in the business of issuing face-amount investment certificates. Face-amount certificates issued by ACC entitle the certificate owner to receive at maturity a stated amount of money and interest or credits declared from time to time by ACC, at its discretion. The certificates issued by ACC are not insured by any government agency. ACC's certificates are sold primarily by Ameriprise Financial Services, Inc. ("AFSI"), an affiliate of ACC. AFSI is registered as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico.

As of December 31, 2007, ACC offered four different certificate products to the public. ACC is impacted by significant changes in interest rates as interest crediting rates on certificate products generally reset at shorter intervals than the change in the yield on ACC's investment portfolio. The specified maturities of most of ACC's certificate products range from ten to twenty years. Within that maturity period, most certificates have interest crediting rate terms ranging from three to thirty-six months. Interest crediting rates are subject to change and certificate product owners can surrender their certificates without penalty at term end. In addition, two types of certificate products have interest tied, in whole or in part, to a broad-based stock market index. All of the certificates are available as qualified investments for Individual Retirement Accounts, 401(k) plans and other qualified retirement plans.

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

In connection with the Distribution, Ameriprise Financial entered into certain agreements with American Express to effect the separation of its business and to define the responsibility for obligations arising before and after the date of the Distribution, including among others, obligations relating to transition services, taxes and employees. Based on the terms of the distribution and investment advisory and services agreements set in place between ACC and its affiliates, no separation costs were allocated to ACC.

During the third quarter of 2005, ACC agreed with American Express Bank Limited ("AEB"), a subsidiary of American Express, to execute an orderly wind-down of the certificate business marketed through AEB and American Express Bank International ("AEBI"). This wind-down was completed during the first quarter of 2007. The amount of certificate reserves associated with this business was approximately nil and $4.4 million as of December 31, 2007 and 2006, respectively.

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

PREFERRED STOCK DIVIDEND INCOME

ACC recognizes dividend income from cumulative redeemable preferred stocks with fixed maturities on an accrual basis similar to that used for recognizing interest income on debt securities. Dividend income from perpetual preferred stock is recognized on an ex-dividend date basis.

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

FIRST MORTGAGE LOANS ON REAL ESTATE AND OTHER LOANS

First mortgage loans on real estate reflect principal amounts outstanding less allowance for loan losses, which is the basis for determining realized gains (losses). Other loans reflect amortized cost less allowance for losses.

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

DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Derivative instruments, consisting of interest rate swaps and options and futures contracts, if any, are classified in the Balance Sheets at fair value. The fair value of ACC's derivative financial instruments is determined using either market quotes or valuation models that are based upon the net present value of estimated future cash flows and incorporate current market observable inputs to the extent available. The accounting for the change in the fair value of the derivative financial instrument depends on its intended use and the resulting hedge designation, if any. ACC has historically designated interest rate swaps as cash flow hedges and does not designate options and futures contracts as accounting hedges.

For derivative financial instruments that qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instruments are reported in accumulated other comprehensive income (loss) and reclassified into earnings when the hedged item or transaction impacts earnings. The amount that is reclassified into earnings is presented in the Statements of Income with the hedged instrument or transaction impact. If a hedge designation is removed or a hedge is terminated prior to maturity, the amount previously recorded in accumulated other comprehensive income (loss) may be recognized into earnings over the period that the hedged item impacts earnings. For any hedge relationships that are discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related amounts previously recorded in accumulated other comprehensive income (loss) are recognized in earnings immediately.

Derivative financial instruments that are entered into for hedging purposes are designated as such at the time that ACC enters into the contract. For all derivative financial instruments that are designated for hedging activities, ACC formally documents all of the hedging relationships between the hedge instruments and the hedged items at the inception of the relationships. Management also formally documents its risk management objectives and strategies for entering into the hedge transactions. ACC formally assesses, at inception and on a quarterly basis, whether derivatives designated as hedges are highly effective in offsetting the fair value or cash flows of hedged items. If it is determined that a derivative is no longer highly effective as a hedge, ACC will discontinue the application of hedge accounting. See Note 9 for further discussion of derivatives and hedging activities of ACC.

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

ACC's provision for income taxes represents the net amount of income taxes that the Company expects to pay or to receive from various taxing jurisdictions in connection with its operations. The Company provides for income taxes based on amounts that the Company believes it will ultimately owe, taking into account the recognition and measurement for uncertain tax positions. Inherent in the provision for income taxes are estimates and judgments regarding the tax treatment of certain items. In connection with the provision for income taxes, ACC's financial statements reflect certain amounts related to deferred tax assets and liabilities, which result from temporary differences between the assets and liabilities measured for financial statement purposes versus the assets and liabilities measured for tax return purposes.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 (revised 2007) "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree, and goodwill acquired. SFAS 141(R) also requires an acquirer to disclose information about the financial effects of a business combination. SFAS 141(R) is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with early adoption prohibited. The Company will apply the standard to any business combinations within the scope of SFAS 141(R) occurring after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes the accounting and reporting for ownership interest in subsidiaries not attributable, directly or indirectly, to a parent. SFAS 160 requires that noncontrolling (minority) interests be classified as equity (instead of as a liability) within the balance sheet, and net income attributable to both the parent and the noncontrolling interest be disclosed on the face of the statement of income. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years with early adoption prohibited. The provisions of SFAS 160 are to be applied prospectively, except for the presentation and disclosure requirements which are to be applied retrospectively to all periods presented. The Company is currently evaluating the impact of SFAS 160 on its results of operations and financial condition.

In June 2007, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 07-1, "Clarification of the Scope of the Audit and Accounting Guide 'Investment Companies' and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies" ("SOP 07-1"). SOP 07-1 provided clarification on the definition of an investment company. In February 2008, the FASB decided to indefinitely defer the effective date of SOP 07-1. In May 2007, the FASB issued FASB Staff Position ("FSP") FASB Interpretation No. ("FIN") 46(R)-7, "Application of FIN 46(R) to Investment Companies" ("FSP 46(R)-7"). FSP 46(R)-7 is dependent upon clarification of the definition of an investment company as provided in SOP 07-1 and is effective upon the adoption of that SOP. With the deferral of SOP 07-1, the Company will defer the adoption of both SOP 07-1 and FSP 46(R)-7.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 gives entities the option to measure certain financial instruments and other items at fair value that are not currently permitted to be measured at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 requires entities to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company did not adopt SFAS 159 for any of its existing eligible assets or liabilities and has no current plans to adopt SFAS 159 for any new financial instruments.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted provided that the entity has not issued financial statements for any period within the year of adoption. The provisions of SFAS 157 are required to be applied prospectively as of the beginning of the fiscal year in which SFAS 157 is initially applied, except for certain financial instruments as defined in SFAS 157 which will require retrospective application of SFAS 157. The transition adjustment, if any, will be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for the fiscal year of adoption. The Company adopted SFAS 157 effective January 1, 2008. The adoption of SFAS 157 will not have a material effect on the Company's results of operations and financial condition. In accordance with FSP FAS 157-(2), "Effective Date of FASB Statement No. 157" ("FSP 157-(2)"), the Company will defer the adoption of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.

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

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"). SFAS 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). SFAS 155: (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (ii) clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS 133; (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;
(iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The

Company adopted SFAS 155 as of January 1, 2007. The effect of adopting SFAS 155 on the Company's results of operations and financial condition was not material.

2. DEPOSIT OF ASSETS AND MAINTENANCE OF QUALIFIED ASSETS

Under the provisions of its certificates and the 1940 Act, ACC was required to have Qualified Assets (as defined in Section 28(b) of the 1940 Act) in the amount of $3.7 billion and $4.7 billion at December 31, 2007 and 2006, respectively. ACC reported Qualified Assets of $4.0 billion and $5.1 billion at December 31, 2007 and 2006, respectively. Qualified Assets exclude net unrealized pretax losses on Available-for-Sale securities of $53.5 million and $78.1 million at December 31, 2007 and 2006, respectively, and unsettled investment purchases of $1.3 million and $1.8 million at December 31, 2007 and 2006, respectively.

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

Pursuant to provisions of the certificates, the 1940 Act, the Central Depository Agreement and requirements of various states, Qualified Assets (accounted for on a trade date basis) of ACC were deposited as follows:

                                                                DECEMBER 31, 2007
                                                       ----------------------------------
                                                                     REQUIRED
                                                        DEPOSITS     DEPOSITS     EXCESS
                                                       ----------   ----------   --------
                                                                 (IN THOUSANDS)
Deposits to meet certificate liability requirements:
   Pennsylvania (at market value)                      $      151   $      150   $      1
   Texas, Illinois, New Jersey (at par value)                 221          215          6
   Central Depository (at amortized cost)               3,968,072    3,733,462    234,610
                                                       ----------   ----------   --------
      Total                                            $3,968,444   $3,733,827   $234,617
                                                       ==========   ==========   ========

                                                                DECEMBER 31, 2006
                                                       ----------------------------------
                                                                     REQUIRED
                                                        DEPOSITS     DEPOSITS     EXCESS
                                                       ----------   ----------   --------
                                                                 (IN THOUSANDS)
Deposits to meet certificate liability requirements:

   Pennsylvania (at market value)                      $      153   $      150   $      3
   Texas, Illinois, New Jersey (at par value)                 222          215          7
   Central Depository (at amortized cost)               4,978,537    4,678,232    300,305
                                                       ----------   ----------   --------
      Total                                            $4,978,912   $4,678,597   $300,315
                                                       ==========   ==========   ========

The assets on deposit with the Central Depository at December 31, 2007 and 2006 consisted of securities and other loans having a deposit value of $3.7 billion and $4.6 billion, respectively, mortgage loans on real estate of $205.8 million and $265.5 million, respectively, and other investments of $75.5 million and $65.6 million, respectively. Additionally, these assets on deposit include unsettled purchases of investments in the amount of $1.3 million and $1.8 million at December 31, 2007 and 2006, respectively.

Ameriprise Trust Company, the custodian for ACC, is the Central Depository. See
Note 7.

3. INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

Fair values of investments in securities represent market prices or estimated fair values when quoted prices are not available. Estimated fair values are determined by using established procedures involving, among other things, review of market indexes, price levels of current offerings and comparable issues, price estimates, estimated future cash flows, and market data from brokers.

Available-for-Sale securities at December 31, 2007 are distributed by type as presented below:

                                                                GROSS        GROSS
                                                 AMORTIZED   UNREALIZED   UNREALIZED      FAIR
                                                   COST         GAINS       LOSSES        VALUE
                                                ----------   ----------   ----------   ---------
                                                                  (IN THOUSANDS)
Mortgage and other asset-backed securities...   $2,159,248     $4,055      $(37,189)   $2,126,114
Corporate debt securities....................    1,259,984      1,026       (20,979)    1,240,031
Stated maturity preferred stock..............        4,483         17            --         4,500
Perpetual preferred stock....................       19,612         --          (355)       19,257
U.S. Government and agency obligations.......       20,345         43           (12)       20,376
State and municipal obligations..............        9,000         --           (77)        8,923
                                                ----------     ------      --------    ----------
   Total                                        $3,472,672     $5,141      $(58,612)   $3,419,201
                                                ==========     ======      ========    ==========

Available-for-Sale securities at December 31, 2006 are distributed by type as presented below:

                                                                GROSS        GROSS
                                                 AMORTIZED   UNREALIZED   UNREALIZED      FAIR
                                                   COST         GAINS       LOSSES        VALUE
                                                ----------   ----------   ----------   ---------
                                                                  (IN THOUSANDS)
Mortgage and other asset-backed securities...   $2,718,298     $2,464      $(48,570)   $2,672,192
Corporate debt securities....................    1,554,492      1,127       (33,421)    1,522,198
Stated maturity preferred stock..............        5,784          7           (64)        5,727
Perpetual preferred stock....................       19,613      1,097            --        20,710
U.S. Government and agency obligations.......       21,346         --          (475)       20,871
State and municipal obligations..............        9,016         --          (305)        8,711
                                                ----------     ------      --------    ----------
   Total                                        $4,328,549     $4,695      $(82,835)   $4,250,409
                                                ==========     ======      ========    ==========

At December 31, 2007 and 2006, fixed maturity securities comprised approximately 89% and 88%, respectively, of the Company's total investments. These securities were rated by either Moody's, Standard & Poor's ("S&P"), or by RiverSource Investments, LLC, using criteria similar to Moody's and S&P, when a public rating does not exist. Ratings on investment grade securities are presented using S&P's convention and, if the two agencies' ratings differ, the lower rating was used. A summary of fixed maturity securities was as follows:

                                               2007                                   2006
                               ------------------------------------   ------------------------------------
                                                         PERCENT OF                             PERCENT OF
RATING                          AMORTIZED                TOTAL FAIR    AMORTIZED                TOTAL FAIR
                                  COST      FAIR VALUE      VALUE        COST      FAIR VALUE      VALUE
                               ----------   ----------   ----------   ----------   ----------   ----------
                                          (IN THOUSANDS)                         (IN THOUSANDS)
AAA.........................   $2,146,353   $2,114,369        62%     $2,689,407   $2,642,626        62%
AA..........................      390,267      388,638        11         412,937      405,588        10
A...........................      263,144      260,449         8         461,327      450,736        11
BBB.........................      521,365      512,769        15         607,573      595,724        14
Below investment grade......      131,931      123,719         4         137,692      135,026         3
                               ----------   ----------       ---      ----------   ----------       ---
   Total fixed maturities...   $3,453,060   $3,399,944       100%     $4,308,936   $4,229,700       100%
                               ==========   ==========       ===      ==========   ==========       ===

Of the securities rated AAA, 42% and 43% at December 31, 2007 and 2006, respectively, are U.S. Government Agency mortgage-backed securities that are rated by a public rating agency. At both December 31, 2007 and 2006, approximately 3% of securities with fixed maturities, other than GNMA, FNMA and FHLMC, were rated by RiverSource Investments, LLC.

The following table provides information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2007:

                                 LESS THAN 12 MONTHS       12 MONTHS OR MORE               TOTAL
                                ---------------------   -----------------------   -----------------------
                                  FAIR     UNREALIZED      FAIR      UNREALIZED      FAIR      UNREALIZED
                                  VALUE      LOSSES        VALUE       LOSSES        VALUE       LOSSES
                                --------   ----------   ----------   ----------   ----------   ----------
                                                              (IN THOUSANDS)
Mortgage and other
   asset-backed securities...   $296,515    $(16,389)   $1,495,484    $(20,800)   $1,791,999    $(37,189)
Corporate debt securities....     62,757        (728)    1,051,911     (20,251)    1,114,668     (20,979)
Stated maturity
   preferred stock...........        901          --            --          --           901          --
Perpetual preferred stock....     19,257        (355)           --          --        19,257        (355)
U.S. Government and
   agency obligations........         --          --        14,986         (12)       14,986         (12)
State and municipal
   obligations...............         --          --         8,924         (77)        8,924         (77)
                                --------    --------    ----------    --------    ----------    --------
Total........................   $379,430    $(17,472)   $2,571,305    $(41,140)   $2,950,735    $(58,612)
                                ========    ========    ==========    ========    ==========    ========

The following table provides information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2006:

                                 LESS THAN 12 MONTHS       12 MONTHS OR MORE               TOTAL
                                ---------------------   -----------------------   -----------------------
                                  FAIR     UNREALIZED      FAIR      UNREALIZED      FAIR      UNREALIZED
                                  VALUE      LOSSES        VALUE       LOSSES        VALUE       LOSSES
                                --------   ----------   ----------   ----------   ----------   ----------
                                                              (IN THOUSANDS)
Mortgage and other
   asset-backed securities...   $236,573    $(1,444)    $1,986,235    $(47,126)   $2,222,808    $(48,570)
Corporate debt securities....     84,805       (428)     1,308,667     (32,993)    1,393,472     (33,421)
Stated maturity
   preferred stock...........         --         --          3,859         (64)        3,859         (64)
U.S. Government and
   agency obligations........        202         (1)        20,669        (474)       20,871        (475)
State and municipal
   obligations...............         --         --          8,696        (305)        8,696        (305)
                                --------    -------     ----------    --------    ----------    --------
   Total.....................   $321,580    $(1,873)    $3,328,126    $(80,962)   $3,649,706    $(82,835)
                                ========    =======     ==========    ========    ==========    ========

In evaluating potential other-than-temporary impairments, ACC considers the extent to which cost exceeds fair value and the duration and size of that difference. A key metric in performing this evaluation is the ratio of fair value to cost. The following table summarizes the unrealized losses by ratio of fair value to cost as of December 31, 2007:

                           LESS THAN 12 MONTHS                 12 MONTHS OR MORE                          TOTAL
                     ----------------------------------  ----------------------------------  ----------------------------------
                       NUMBER                   GROSS      NUMBER                  GROSS       NUMBER                  GROSS
RATIO OF FAIR VALUE      OF                  UNREALIZED      OF                  UNREALIZED      OF                  UNREALIZED
TO AMORTIZED COST    SECURITIES  FAIR VALUE    LOSSES    SECURITIES  FAIR VALUE    LOSSES    SECURITIES  FAIR VALUE    LOSSES
-------------------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                                    (IN THOUSANDS, EXCEPT NUMBER OF SECURITIES)
95% - 100%               54       $242,284    $ (3,148)      304     $2,489,523   $(27,745)      358     $2,731,807   $(30,893)
90% - 95%                13         96,727      (8,392)       17         41,920     (3,198)       30        138,647    (11,590)
80% - 90%                 2         40,419      (5,932)        7         23,197     (4,201)        9         63,616    (10,133)
< 80                     --             --          --         7         16,665     (5,996)        7         16,665     (5,996)
                        ---       --------    --------       ---     ----------   --------       ---     ----------   --------
   Total                 69       $379,430    $(17,472)      335     $2,571,305   $(41,140)      404     $2,950,735   $(58,612)
                        ===       ========    ========       ===     ==========   ========       ===     ==========   ========

As part of ACC's ongoing monitoring process, management determined that a majority of the gross unrealized losses on its Available-for-Sale securities are attributable to changes in interest rates and credit spreads across asset classes. As noted in the table above, a significant portion of the gross unrealized losses relates to securities that have a fair value to amortized cost ratio of 95% or above, resulting in an overall 98% ratio of fair value to amortized cost for all securities with an unrealized loss. From an overall perspective, the gross unrealized losses were not concentrated in any individual industries or with any individual securities. The securities with a fair value to amortized cost ratio of 80-90% primarily relate to the consumer products, financial, and home building industries. The securities with a fair value to cost of less than 80% primarily relate to the financial and home building industries. The total gross unrealized loss related to the home building industry was $2.4 million. The unrealized losses in the other categories are not concentrated in any individual industry or with any individual issuer.

ACC monitors the investments and metrics described previously on a quarterly basis to identify and evaluate investments that have indications of possible other-than-temporary impairments. Additionally, ACC has the ability and intent to hold these securities for a time sufficient to recover its amortized cost and has, therefore, concluded that none had other-than-temporary impairment at December 31, 2007.

ACC's total mortgage and asset backed exposure at December 31, 2007 was $2,126.1 million which included $1,608.2 million of residential mortgage backed securities and $352.8 million of commercial mortgage backed securities. At December 31, 2007, residential mortgage backed securities included $889.3 million of agency-backed securities, $356.4 million of Alt-A securities, and $362.5 million of prime, non-agency securities. With respect to the Alt-A securities, the vast majority are rated AAA. None of the structures are levered, and the majority of the AAA-rated holdings are "super senior" bonds, meaning they have more collateral support for credit enhancement than required to receive a AAA rating. While overall delinquencies in the market continue to deteriorate, most of these positions are performing in-line or better than their vintage. With regard to asset backed securities, ACC's exposure at December 31, 2007 was $165.1 million, which included $41.4 million of securities backed by subprime collateral. These securities are predominately AAA-rated bonds backed by seasoned, traditional, first lien collateral. Holdings include both floating rate and short-duration fixed securities. ACC has no other structured or hedge fund investments with exposure to subprime residential mortgages.

The following is a distribution of Available-for-Sale securities by maturity as of December 31, 2007. Cash flows may differ from contractual maturities because issuers may call or prepay obligations.

                                            AMORTIZED      FAIR
                                               COST       VALUE
                                           ----------   ----------
                                                (IN THOUSANDS)
Due within one year.....................   $  529,926   $  527,169
Due after one year through five years...      693,606      680,286
Due after five years through 10 years...       70,280       66,375
                                           ----------   ----------
                                            1,293,812    1,273,830
Mortgage and asset-backed securities....    2,159,248    2,126,114
Perpetual preferred stock...............       19,612       19,257
                                           ----------   ----------
   Total................................   $3,472,672   $3,419,201
                                           ==========   ==========

Mortgage and other asset-backed securities primarily reflect GNMA, FNMA, and FHLMC securities at December 31, 2007 and 2006. The expected payouts on mortgage and other asset-backed securities may not coincide with their contractual maturities. As such, these securities, as well as perpetual preferred stock, were not included in the maturities distribution.

At December 31, 2007 and 2006, other than GNMA, FNMA and FHLMC, the only issuers greater than 1% of the fair market value of ACC's total investment portfolio are the following:

                                  2007   2006
                                  ----   ----
Wachovia Corporation...........   1.4%   1.1%
Prudential Financial, Inc......   1.0%   0.8%

Included in net realized gains and losses are gross realized gains and losses on sales of securities, as well as other-than-temporary impairment losses on investments, classified as Available-for-Sale, determined using the specific identification method, as noted in the following table for the years ended December 31:

                                        2007      2006      2005
                                      -------   -------   --------
                                             (in thousands)
Gross realized gains from sales....   $ 1,427   $ 1,815   $  1,988
Gross realized losses from sales...    (1,804)   (3,045)   (19,365)
Other-than-temporary impairments...      (455)       --        (26)

4. INVESTMENTS IN FIRST MORTGAGE LOANS ON REAL ESTATE AND OTHER LOANS

The carrying amounts of first mortgage loans on real estate and other loans at December 31 are below:

                                               2007       2006
                                            ---------   --------
                                               (in thousands)
First mortgage loans on real estate .....   $207,159    $268,563
Other loans .............................    139,621     146,856
Reserve for losses ......................     (4,836)     (6,536)
                                            --------    --------
   First mortgage and other loans, net...   $341,944    $408,883
                                            ========    ========

Also included in net realized gain (loss) on investments before income taxes for the year ended December 31, 2007 was a decrease of $1.7 million to the allowance for loan losses on commercial mortgage loans.

At December 31, 2007 and 2006, ACC did not hold investments in impaired mortgage or other loans. ACC recognized nil of interest income related to such investments for the years ended December 31, 2007 and 2006, respectively.

At both December 31, 2007 and 2006, approximately 5% and 6%, respectively, of ACC's invested assets were first mortgage loans on real estate. Concentrations of credit risk of first mortgage loans on real estate by region at December 31 were:

                                           2007   2006
                                           ----   ----
Mortgages by U.S. region:
   Atlantic.............................     30%    23%
   North Central........................     23     28
   Pacific..............................     15     18
   Mountain.............................     13     12
   South Central........................     12     14
   New England..........................      7      5
                                           ----   ----
Total...................................    100%   100%
                                           ====   ====

Concentrations of credit risk of first mortgage loans on real estate by property type at December 31 were:

                                           2007   2006
                                           ----   ----
Mortgage loans by U.S. property type:
   Office buildings.....................     34%    42%
   Apartments...........................     20     19
   Industrial buildings.................     19     14
   Shopping centers and retail..........     18     17
   Other................................      9      8
                                           ----   ----
Total...................................    100%   100%
                                           ====   ====

At December 31, 2007 and 2006, ACC had no commitments to fund first mortgage loans on real estate. ACC holds the mortgage document, which gives ACC the right to take possession of the property if the borrower fails to perform according to the terms of the agreements. ACC employs policies and procedures to ensure the creditworthiness of the borrowers and that funds will be available on the funding date. ACC's first mortgage loans on commercial real estate are restricted to 80% or less of the market value of the real estate at the time of the loan funding.

5. CERTIFICATE RESERVES

Reserves maintained on outstanding certificates have been computed in accordance with the provisions of the certificates and Section 28 of the 1940 Act. The average rates of accumulation on certificate reserves at December 31, 2007 were as follows:

                                                              AVERAGE GROSS     AVERAGE
                                                   RESERVE     ACCUMULATION    ADDITIONAL
                                                   BALANCE        RATES       CREDIT RATES
                                                 ----------   -------------   ------------
                                                    (in thousands, except percentages)
Installment certificates:
Reserves to mature:
   With guaranteed rates......................   $    3,289       4.00%          0.50%
   Without guaranteed rates (a) ..............       51,582         --           3.13%
Additional credits and accrued interest:
   With guaranteed rates......................          713       3.40%            --
   Without guaranteed rates (a)...............          820         --           0.50%
Advance payments and accrued interest (b) ....          254       3.45%            --
Other.........................................           --         --           0.50%
Fully paid certificates:
Reserves to mature:
   With guaranteed rates......................       58,622       3.19%          0.08%
   Without guaranteed rates (a) and (c) ......    3,616,618         --           3.74%
Additional credits and accrued interest.......       25,529         --           0.70%
Due to unlocated certificate holders..........           67         --             --
                                                 ----------
Total.........................................   $3,757,494
                                                 ==========

The average rates of accumulation on certificate reserves at December 31, 2006 were as follows:

                                                              AVERAGE GROSS      AVERAGE
                                                   RESERVE     ACCUMULATION    ADDITIONAL
                                                   BALANCE        RATES       CREDIT RATES
                                                 ----------   -------------   ------------
                                                    (in thousands, except percentages)
Installment certificates:
Reserves to mature:
   With guaranteed rates......................   $    5,086       4.00%           0.50%
   Without guaranteed rates (a) ..............       61,719         --            3.24%
Additional credits and accrued interest:
   With guaranteed rates......................        1,139       3.33%             --
   Without guaranteed rates (a)...............          870         --            0.44%
Advance payments and accrued interest (b) ....          278       3.42%             --
Other.........................................            1         --            0.37%
Fully paid certificates:
Reserves to mature:
   With guaranteed rates......................       66,294       3.19%           0.03%
   Without guaranteed rates (a) and (c) ......    4,539,863         --            4.22%
Additional credits and accrued interest.......       44,322         --            0.26%
Due to unlocated certificate holders..........           30         --              --
                                                 ----------
Total.........................................   $4,719,602
                                                 ==========

(a) There is no minimum rate of accrual on these reserves. Interest is declared periodically, quarterly, or annually in accordance with the terms of the separate series of certificates.

(b) Certain series of installment certificates guarantee accrual of interest on advance payments at an average of 3.26%. ACC's rate of accrual is currently set at 4%, which is in effect through April 2009.

(c) Ameriprise Stock Market Certificate and Ameriprise Market Strategy Certificate enable the certificate owner to participate in any relative rise in a major stock market index up to a cap without risking loss of principal. Generally the certificates have a term of 52 weeks and may continue for up to 20 successive terms. The reserve balances on these certificates at December 31, 2007 and 2006 were $1.1 billion.

On certain series of single payment certificates, additional interest is pre-declared for periods greater than one year. The retained earnings appropriated for the pre-declared additional interest at December 31, 2007 and 2006 was $0.9 million and $3.5 million, respectively, which reflects the difference between certificate reserves on these series, calculated on a statutory basis, and the reserves maintained per books.

The carrying amounts of net certificate reserves at December 31, 2007 and 2006 consisted of the following:

                                                2007         2006
                                             ----------   ----------
                                                  (in thousands)
Reserves with terms of one year or less...   $3,395,998   $4,275,459
Other.....................................      361,496      444,143
                                             ----------   ----------
Total certificate reserves................    3,757,494    4,719,602
                                             ----------   ----------
Unapplied certificate transactions........          226        2,032
Certificate loans and accrued interest....       (8,025)      (9,657)
                                             ----------   ----------
Total.....................................   $3,749,695   $4,711,977
                                             ==========   ==========

6. DIVIDEND RESTRICTION

Certain series of installment certificates outstanding provide that cash dividends may be paid by ACC only in calendar years for which additional credits of at least one-half of 1% on such series of certificates have been authorized by ACC. This restriction has been satisfied for 2007 and 2006 by ACC's declaration of additional credits.

ACC is required to maintain cash and "qualified assets" meeting the standards of
Section 28(b) of the 1940 Act, as modified by an order of the SEC. The amortized cost of such investments must be at least equal to ACC's net liabilities on all outstanding face-amount certificates plus $250,000. ACC's qualified assets consist of cash and cash equivalents, first mortgage loans on real estate and other loans, U.S. government and government agency securities, municipal bonds, corporate bonds, preferred stocks and other securities meeting specified standards. So long as ACC wishes to rely on the SEC order, as a condition to the order, ACC has agreed to maintain an amount of unappropriated retained earnings and capital equal to at least 5% of certificate reserves (less outstanding certificate loans). To the extent that payment of a dividend would decrease the capital ratio below the required 5%, payment of a dividend would be restricted. In determining compliance with this condition, qualified assets are valued in accordance with the provisions of Minnesota Statutes where such provisions are applicable.

ACC has also entered into a written understanding with the State of Minnesota, Department of Commerce, that ACC will maintain capital equal to 5% of the assets of ACC (less outstanding certificate loans). To the extent that payment of a dividend would decrease this ratio below the required 5%, payment of a dividend would be restricted. When computing its capital for these purposes, ACC values its assets on the basis of statutory accounting for insurance companies rather than generally accepted accounting principles. ACC is subject to annual examination and supervision by the State of Minnesota, Department of Commerce (Banking Division).

7. RELATED PARTY TRANSACTIONS

INVESTMENT ADVISORY, JOINT FACILITIES AND TECHNOLOGY SUPPORT

Effective December 31, 2006, the investment advisory and services agreement with RiverSource Investments provides for a graduated scale of fees equal on an annual basis to 0.350% on the first $250 million of total book value of investments of ACC, 0.300% on the next $250 million, 0.250% on the next $500 million and 0.200% on the amount in excess of $1 billion. The fee is payable monthly in an amount equal to one-twelfth of each of the percentages set forth above. Net invested assets for purposes of this computation are cash and cash equivalents, accounts receivable for interest and dividends and securities sold, accounts payable for invested assets purchased, securities available for sale (including any segregated assets), trading securities, purchased equity index options, written equity index options and mortgages.

The fee paid to RiverSource Investments for managing and servicing bank loans is equal to 0.35%. The fee is payable monthly and is equal to one-twelfth of 0.35%, computed each month on the basis of book value of the loans as of the close of business on the last full business day of the preceding month.

DISTRIBUTION SERVICES

Fees payable to AFSI on sales of ACC's certificates are based upon terms of agreements giving AFSI the right to distribute the certificates covered under the agreements. The agreements provide for payment of fees over a period of time.

From time to time, ACC may sponsor or participate in sales promotions involving one or more of the certificates and their respective terms. These promotions may offer a special interest rate to attract new clients or retain existing clients. To cover the cost of these promotions, distribution fees paid to AFSI may be lowered. From September 29, 2004 through March 1, 2005, ACC sponsored a sales promotion on the 7 and 11-month Flexible Savings Certificates. ACC ran another promotion from August 30, 2006 through January 2, 2007 on the 7-month Flexible Savings Certificate. During those promotions, the distribution fee on Flexible Savings Certificates was 0.08% of the initial payment and 0.08% of the reserves maintained for these certificates at the beginning of the second and subsequent quarters after issuance. ACC is currently offering 7 and 13 month Flexible Savings Certificates. The distribution fee on the 7 month term is 0.08% of the initial payment and 0.08% of the reserves maintained for these certificates at the beginning of the second and subsequent quarters after issuance. The distribution fee on the 13 month term is 0.032% of the initial payment and 0.032% of the reserves maintained for these certificates at the beginning of the second and subsequent quarters after issuance.

The aggregate fees payable under the agreements are $25 per $1,000 face amount of installment certificates sold on or after April 30, 1997. The aggregate fees payable for the first year is $2.50 per $1,000 face amount of installment certificates and the remaining $22.50 is payable over nine subsequent years.

The previously offered American Express Investors Certificates have contractual distribution fee rates at an annualized rate of 1% of the reserves maintained for the certificates. Fees are paid at the end of each term on certificates with a one, two or three-month term. Fees are paid each quarter from date of issuance on certificates with a six, twelve, twenty-four or thirty-six month term. The distribution fee rate decreased 15 basis points on October 1, 2005 and another five basis points on January 1, 2006 as a consequence of the orderly wind-down of business marketed through AEB and AEBI.

The previously offered Ameriprise Cash Reserve Certificates have contractual distribution fee rates of 0.0625% of the purchase price at the time of issuance and 0.0625% of the reserves maintained for these certificates at the beginning of the second and subsequent quarters from issue date. Effective October 1, 2007, these fees are waived.

Effective April 26, 2000, the Ameriprise Flexible Savings Certificates have contractual distribution fee rates of 0.08% of the purchase price at the time of issuance and 0.08% of the reserves maintained for these certificates at the beginning of the second and subsequent quarters from issue date.

Effective April 28, 1999, the Ameriprise Stock Market Certificate, sold through AFSI, and Ameriprise Market Strategy Certificates have contractual distribution fee rates of 0.90% of the initial investment on the first day of the certificate's term and 0.90% of the reserves maintained for these certificates at the beginning of each subsequent term.

Effective April 26, 2000, the previously offered American Express Stock Market Certificates, sold through American Express Bank International, have contractual distribution fee rates of 1.00%. Fees are paid on the purchase price on the first day of the certificate's term and on the reserves maintained for these certificates at the beginning of each subsequent term.

The basis for computing fees paid or payable to AEB for the distribution of the previously offered American Express Special Deposits Certificates on an annualized basis is 1.25% of the reserves maintained for the certificates on an amount from $100,000 to $249,999, 0.80% on an amount from $250,000 to $499,999,
0.65% on an amount from $500,000 to $999,999
and 0.50% on an amount $1,000,000 or more. Fees are paid at the end of each term on certificates with a one, two, or three-month term. Fees are paid at the end of each quarter from date of issuance on certificates with six, twelve, twenty-four, or thirty-six month terms. The distribution fee rate decreased 15 basis points on October 1, 2005 and another five basis points on January 1, 2006 as a consequence of the orderly wind-down of business marketed through AEB and AEBI.

DEPOSITORY FEES

The basis for computing fees paid or payable to Ameriprise Trust Company for depository services is as follows:

Depository fees paid or payable to Ameriprise Trust Company is:

Maintenance charge per account....   5 cents per $1,000 of assets on deposit

Transaction charge................   $20 per transaction

Security loan activity:
   Depository Trust Company
      receive/deliver.............    $20 per transaction
   Physical receive/deliver.......    $25 per transaction
   Exchange collateral............    $15 per transaction

A transaction consists of the receipt or withdrawal of securities and commercial paper and/or a change in the security position. The charges are payable quarterly except for maintenance, which is an annual fee.

TRANSFER AGENT FEES

The basis of computing transfer agent fees paid or payable to RiverSource Service Corporation is under a Transfer Agency Agreement effective December 31, 2006. RiverSource Service Corporation maintains certificate owner accounts and records. ACC pays RiverSource Service Corporation a monthly fee of one-twelfth of $20.00 per certificate owner account for this service in addition to certain out-of-pocket expenses.

8. INCOME TAXES

(Benefits) provisions for income taxes were:

                                             2007       2006       2005
                                           --------   --------   -------
CURRENT INCOME TAX:
   Federal .............................   $(22,829)  $ 21,111   $ 3,760
   State and local .....................       (591)     1,542      (534)
                                           --------   --------   -------
      Total current income tax .........    (23,420)    22,653     3,226
                                           --------   --------   -------
DEFERRED INCOME TAX:
   Federal .............................     21,998    (12,486)   12,987
   State and local .....................        825     (1,828)       --
                                           --------   --------   -------
     Total deferred income tax .........     22,823    (14,314)   12,987
                                           --------   --------   -------
TOTAL INCOME TAX (BENEFIT) PROVISION ...   $   (597)  $  8,339   $16,213
                                           ========   ========   =======

The principal reasons that the aggregate income tax provision is different from that computed by using the U.S. statutory rate of 35% are as follows:

                                            2007     2006    2005
                                           ------    ----    ----
Tax at U.S. statutory rate..............     35.0%   35.0%   35.0%
Dividend exclusion......................    (52.2)%  (1.2)%  (1.0)%
State income tax, net...................     60.5%   (3.4)%  (0.8)%
Taxes applicable to prior years.........   (125.3)%   4.1%    2.1%
                                           ------    ----    ----
Income tax (benefit) provision..........    (82.0)%  34.5%   35.3%
                                           ======    ====    ====

ACC's effective tax rate was (82.0)% for the year ended December 31, 2007 compared to 34.5% for the year ended December 31, 2006. The effective tax rate for the year ended December 31, 2007 reflects the impact of a $0.9 million tax benefit related to the settlement of taxes for capital losses in prior years and the level of current year tax advantaged items relative to the level of pretax income.

Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for GAAP reporting versus income tax return purposes. The significant components of deferred tax assets and liabilities at December 31, 2007 and 2006 were as follows:

                                                               2007      2006
                                                             -------   -------
                                                               (in thousands)
Deferred income tax assets:
   Certificate reserves ..................................   $ 4,454   $18,730
   Investments, including bond discounts and premiums ....    16,132    24,859
   Investment unrealized losses, net .....................    19,666    28,548
   Other .................................................       206        44
                                                             -------   -------
Total deferred income tax assets .........................    40,458    72,181
                                                             -------   -------
Deferred income tax liabilities:
   Other .................................................        24        43
                                                             -------   -------
Total deferred income tax liabilities ....................        24        43
                                                             -------   -------
Net deferred income tax assets ...........................   $40,434   $72,138
                                                             =======   =======

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

                                                                  (IN THOUSANDS)
                                                                  --------------
Balance at January 1, 2007.....................................       $3,969
Additions based on tax positions related to the current year...          --
Additions for tax positions of prior years.....................          --
Reductions for tax positions of prior years....................          --
Settlements....................................................          --
Balance at December 31, 2007...................................          --
                                                                     ------
                                                                     $3,969
                                                                     ======

If recognized, approximately $0.8 million, net of federal tax benefits, of the unrecognized tax benefits as of January 1, 2007 and December 31, 2007, would affect the effective tax rate.

ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized interest and penalties of $0.3 million for the year ended December 31, 2007. ACC had $0.7 million and $1.0 million for the payment of interest and penalties accrued at January 1, 2007 and December 31, 2007, respectively.

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

9. DERIVATIVE FINANCIAL INSTRUMENTS

ACC maintains an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate and equity market volatility. ACC may enter into interest rate swaps to manage interest rate sensitivity and currently enters into options and futures contracts to mitigate the negative effect on earnings that would result from an increase in the equity markets. ACC did not hold any interest rate swaps at December 31, 2007. ACC reclassified into earnings pretax losses of nil for the years ended December 31, 2007 and 2006, and $0.1 million for the year ended December 31, 2005 as a result of interest rate swap agreements. For the years ended December 31, 2007, 2006, and 2005, ACC recognized no losses on the derivatives as a result of ineffectiveness.

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

10. FAIR VALUES OF FINANCIAL INSTRUMENTS

The following table discloses fair value information for financial instruments. ACC discloses fair value information for financial instruments for which it is practicable to estimate that value. The fair values of the financial instruments presented are estimates based upon current market conditions and perceived risks at December 31, 2007 and 2006 and may require management judgment to estimate such values. These figures may not be indicative of future fair values. The fair value of the Company, therefore, cannot be estimated by aggregating the amounts presented herein. The estimated fair value of certain financial instruments such as cash and cash equivalents and certificate loans approximate the carrying amounts disclosed in the Balance Sheets.

The following table discloses carrying value and fair value information for the financial instruments at December 31:

                                                           2007                      2006
                                                 -----------------------   -----------------------
                                                  CARRYING       FAIR       CARRYING       FAIR
                                                   AMOUNT        VALUE       AMOUNT        VALUE
                                                 ----------   ----------   ----------   ----------
                                                                      (IN THOUSANDS)
FINANCIAL ASSETS:
   Assets for which carrying values
      approximate fair values.................   $3,553,855   $3,553,855   $4,528,462   $4,528,462
   First mortgage loans on real estate
      and other loans net.....................      341,944      341,925      408,883      421,526
FINANCIAL LIABILITIES:
   Liabilities for which carrying values
      approximate fair values.................   $   38,603   $   38,603   $   71,126   $   71,126
   Certificate reserves, net..................    3,749,695    3,747,242    4,711,977    4,705,983

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

FINANCIAL LIABILITIES

Liabilities for which carrying values approximate fair values include certain derivative and other liabilities. The carrying value approximates fair value because of their short-term nature or because they are recorded at fair value on the Balance Sheets.

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

AMERIPRISE CERTIFICATE COMPANY                                        SCHEDULE 1
INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS
AT DECEMBER 31, 2007

                                                                    12/31/2007
                                                                 PRINCIPAL AMT OF                    VALUE AT
                                                                   BONDS & NOTES         COST       12/31/2007
ISSUER NAME AND ISSUER TITLE                                      OR # OF SHARES    (NOTES A & C)    (NOTE A)
----------------------------                                     ----------------   -------------   ----------
BONDS AND NOTES
U.S. GOVERNMENT
U.S. Government-Direct Obligations
FANNIE MAE                                        2008   4.000%         15,000           14,999        14,987
FANNIE MAE                                        2012   4.450%          4,974            4,974         5,012
US TREASURY                                       2008   5.625%            200              201           202
US TREASURY                                       2014   4.750%            165              171           175
TOTAL - U.S. GOVERNMENT-DIRECT OBLIGATIONS                              20,339           20,345        20,376
TOTAL - U.S. GOVERNMENT                                                 20,339           20,345        20,376
MORTGAGE BACKED SECURITIES
Mortgage Backed Securities
AESOP FUNDING II LLC AESOP_03-                    2009   3.720%          7,500            7,513         7,471(d)
AESOP_05-4                                        2010   4.400%         18,000           17,997        17,660(d)
AESOP_2003-2                                      2009   3.610%          4,700            4,682         4,684(d)
AMCAR_04-BM                                       2011   2.670%          1,934            1,923         1,927
ARMT_2004-2                                       2035   5.227%          3,003            3,041         2,999
BAA_2003-1                                        2033   5.000%          3,121            3,138         2,963
BACM_03-1                                         2036   3.878%          7,493            7,461         7,383
BACM_2004-5                                       2041   4.176%         11,724           11,732        11,592
BALL_01-FM                                        2016   6.119%          2,131            2,131         2,185(d)
BANC OF AMERICA FUNDING CORP B                    2035   5.351%          6,894            6,939         6,844
BANK OF AMERICA MORTGAGE SECUR                    2033   4.150%         15,000           14,942        15,275
BANK ONE ISSUANCE TRUST BOIT                      2011   3.860%         13,400           13,399        13,320
BEAR STEARNS ALT-A TRUST BALTA                    2035   4.640%          8,120            8,103         7,686
BEAR STEARNS ALT-A TRUST BALTA                    2035   5.352%          4,542            4,560         4,500
BOAMS_04-B                                        2034   4.095%          8,237            8,213         8,166
BOAMS_04-F_2A6                                    2034   4.146%         10,000            9,894         9,843
BOAMS_04G                                         2034   4.806%          8,105            7,969         7,962
BOAMS_2004-E                                      2034   4.110%         15,000           14,895        14,885
BOAMS_2004-E                                      2034   4.409%          5,801            5,569         5,743
BOAMS_2004-H                                      2034   4.834%          4,331            4,283         4,248
BSCMS_03-TOP10                                    2040   4.000%          4,764            4,774         4,668
BSCMS_2004-PWR5                                   2042   4.254%          7,200            7,209         7,124
BSMF_06-AR5                                       2046   5.075%         16,770           16,770        15,157
BVMBS_05-1                                        2035   4.475%         10,791           10,757        10,461
CARAT_07-1SN                                      2011   5.128%         15,000           14,692        14,808
CARAT_2004-2                                      2009   3.920%         10,000            9,958         9,960
CDCSC_02-FX1                                      2019   5.252%          6,336            6,343         6,380
CDTIM_05-1A                                       2017   4.670%          2,924            2,924         2,953(d)
CENTEX HOME EQUITY CHECK_03-A                     2031   3.750%          2,106            2,096         2,085
CMAC_98-C1                                        2031   6.490%          1,011            1,015         1,011
CMLTI_05-3                                        2035   4.679%          7,515            7,477         7,410
COMM_04-LNB3                                      2037   4.713%          7,500            7,502         7,473
COUNTRYWIDE HOME LOANS CWHL_05                    2036   5.386%          1,569            1,568         1,551

AMERIPRISE CERTIFICATE COMPANY                                        SCHEDULE 1
INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS
AT DECEMBER 31, 2007

                                                                    12/31/2007
                                                                 PRINCIPAL AMT OF                    VALUE AT
                                                                   BONDS & NOTES         COST       12/31/2007
ISSUER NAME AND ISSUER TITLE                                      OR # OF SHARES    (NOTES A & C)    (NOTE A)
----------------------------                                     ----------------   -------------   ----------
CSFBMSC_04-C2                                     2036   3.819%          5,498            5,396         5,380
CWALT_05-24                                       2035   6.173%          5,636            5,693         5,419
CWALT_05-27                                       2035   6.415%          7,322            7,389         6,782
CWALT_06-OA19                                     2047   5.199%         20,531           20,531        18,954
CWALT_06-OC8                                      2036   4.975%         19,170           19,158        18,833
CWA_2004-33                                       2034   6.832%          2,074            2,090         2,013
CWA_2004-J7                                       2034   4.673%          1,532            1,528         1,506
CWHEL_04-K                                        2034   5.328%          1,046            1,048         1,032
CWHL_04-12                                        2034   5.096%          5,575            5,510         5,458
CWHL_05-HYB7                                      2035   5.725%         16,657           16,763        16,682
DART_05-2                                         2010   4.120%          1,319            1,319         1,316(d)
DBALT_07-AR1                                      2047   5.025%         22,051           22,051        19,312
DBALT_07-OA1                                      2047   5.015%          8,147            8,147         7,678
DEUTSCHE ALT-A SECURITIES INC                     2037   5.035%         24,300           24,300        21,107
EQUITY ONE EQABS_2004-3                           2034   5.100%          8,046            8,133         7,883
FANNIE MAE                                        2008   3.930%         11,156           11,211        11,081
FANNIE MAE                                        2019   6.075%          9,243            9,405         9,824
FANNIE MAE 036225                                 2016   9.000%              9                9            10
FANNIE MAE 050973                                 2009   6.000%            529              525           531
FANNIE MAE 070007                                 2017   6.288%            117              118           118
FANNIE MAE 070117                                 2017   6.713%             40               40            40
FANNIE MAE 088879                                 2019   6.662%            250              252           253
FANNIE MAE 089125                                 2019   6.715%            332              339           338
FANNIE MAE 105989                                 2020   6.301%            125              132           130
FANNIE MAE 190726                                 2033   6.788%            605              618           614
FANNIE MAE 249907                                 2024   7.500%            519              526           529
FANNIE MAE 250670                                 2011   7.000%            169              169           174
FANNIE MAE 250671                                 2011   7.500%            447              446           460
FANNIE MAE 250857                                 2012   7.000%            424              423           437
FANNIE MAE 252259                                 2014   5.500%             37               37            38
FANNIE MAE 252344                                 2014   5.500%          2,706            2,656         2,770
FANNIE MAE 252381                                 2014   5.500%          2,623            2,571         2,660
FANNIE MAE 254010                                 2008   5.500%            628              625           630
FANNIE MAE 254508                                 2012   5.000%          6,868            6,963         6,952
FANNIE MAE 254584                                 2012   5.000%         11,124           11,240        11,263
FANNIE MAE 254586                                 2013   5.000%         17,512           17,788        17,734
FANNIE MAE 254590                                 2018   5.000%         17,446           17,557        17,488
FANNIE MAE 254591                                 2018   5.500%          8,912            9,174         9,046
FANNIE MAE 254663                                 2013   5.000%          2,497            2,522         2,528
FANNIE MAE 254720                                 2018   4.500%         51,330           51,523        51,153
FANNIE MAE 303259                                 2025   6.786%            466              479           470
FANNIE MAE 303445                                 2009   5.500%            372              367           372
FANNIE MAE 303970                                 2024   6.000%          2,421            2,390         2,475
FANNIE MAE 313042                                 2011   7.000%            310              310           319
FANNIE MAE 313522                                 2012   7.000%            808              809           836
FANNIE MAE 313561                                 2012   8.000%            460              464           478
FANNIE MAE 323290                                 2013   6.000%             86               86            88
FANNIE MAE 323748                                 2014   6.500%          1,516            1,490         1,571
FANNIE MAE 323833                                 2014   6.000%            756              750           774

AMERIPRISE CERTIFICATE COMPANY                                        SCHEDULE 1
INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS
AT DECEMBER 31, 2007

                                                                    12/31/2007
                                                                 PRINCIPAL AMT OF                    VALUE AT
                                                                   BONDS & NOTES         COST       12/31/2007
ISSUER NAME AND ISSUER TITLE                                      OR # OF SHARES    (NOTES A & C)    (NOTE A)
----------------------------                                     ----------------   -------------   ----------
FANNIE MAE 367005                                 2012   7.000%            344              342           358
FANNIE MAE 509806                                 2014   6.500%            601              596           624
FANNIE MAE 545249                                 2016   5.500%          5,324            5,339         5,406
FANNIE MAE 545303                                 2016   5.000%          7,040            6,954         7,055
FANNIE MAE 545492                                 2022   5.500%          2,323            2,300         2,338
FANNIE MAE 545679                                 2022   5.500%          5,507            5,372         5,543
FANNIE MAE 545786                                 2032   5.427%          1,718            1,724         1,759
FANNIE MAE 555724                                 2018   4.500%          7,497            7,462         7,376
FANNIE MAE 566074                                 2031   5.860%            803              800           821
FANNIE MAE 584507                                 2031   5.561%            932              928           945
FANNIE MAE 584829                                 2016   6.000%          1,329            1,320         1,362
FANNIE MAE 585743                                 2016   5.500%          5,045            5,063         5,123
FANNIE MAE 616220                                 2016   5.000%          4,863            4,784         4,874
FANNIE MAE 617270                                 2017   5.000%          5,257            5,200         5,268
FANNIE MAE 620293                                 2032   5.475%          1,844            1,835         1,902
FANNIE MAE 622462                                 2016   5.500%          4,168            4,123         4,233
FANNIE MAE 623866                                 2017   5.000%          6,209            6,190         6,222
FANNIE MAE 625943                                 2017   5.000%          9,157            9,131         9,179
FANNIE MAE 651629                                 2032   5.117%          1,235            1,232         1,240
FANNIE MAE 653342                                 2032   7.185%            364              365           368
FANNIE MAE 654158                                 2032   4.937%          1,966            1,964         1,984
FANNIE MAE 654195                                 2032   4.921%          3,345            3,347         3,382
FANNIE MAE 655646                                 2032   5.757%          1,151            1,149         1,162
FANNIE MAE 655798                                 2032   5.168%          3,451            3,441         3,482
FANNIE MAE 661349                                 2032   5.440%            918              917           923
FANNIE MAE 661501                                 2032   5.069%          1,416            1,415         1,427
FANNIE MAE 661744                                 2032   5.345%          1,826            1,828         1,839
FANNIE MAE 664521                                 2032   5.128%          1,660            1,661         1,680
FANNIE MAE 664750                                 2032   4.923%          1,281            1,279         1,286
FANNIE MAE 670731                                 2032   5.339%          4,365            4,381         4,436
FANNIE MAE 670779                                 2032   5.132%          5,217            5,241         5,269
FANNIE MAE 670890                                 2032   4.661%          5,326            5,328         5,351
FANNIE MAE 670912                                 2032   5.080%          4,463            4,472         4,500
FANNIE MAE 670947                                 2032   4.697%          4,366            4,369         4,389
FANNIE MAE 685479                                 2018   4.500%         18,182           18,276        17,889
FANNIE MAE 694852                                 2033   4.955%          4,461            4,538         4,405
FANNIE MAE 701161                                 2018   4.500%         11,056           11,118        10,879
FANNIE MAE 701269                                 2018   4.500%         14,091           14,166        13,865
FANNIE MAE 704592                                 2018   5.000%          7,341            7,550         7,359
FANNIE MAE 708635                                 2018   5.000%          4,960            5,102         4,972
FANNIE MAE 708646                                 2018   4.500%          7,435            7,451         7,316
FANNIE MAE 722779                                 2033   4.394%         10,351           10,371        10,109
FANNIE MAE 725558                                 2034   4.567%          3,182            3,152         3,143
FANNIE MAE 725694                                 2034   4.743%          4,880            4,783         4,853
FANNIE MAE 725719                                 2033   4.847%          7,332            7,302         7,332
FANNIE MAE 733525                                 2033   3.955%         10,621           10,196        10,317
FANNIE MAE 739194                                 2033   5.054%          2,925            2,933         2,939
FANNIE MAE 743256                                 2033   4.553%          8,292            8,177         8,205
FANNIE MAE 743856                                 2033   4.713%          2,369            2,372         2,355

AMERIPRISE CERTIFICATE COMPANY                                        SCHEDULE 1
INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS
AT DECEMBER 31, 2007

                                                                    12/31/2007
                                                                 PRINCIPAL AMT OF                    VALUE AT
                                                                   BONDS & NOTES         COST       12/31/2007
ISSUER NAME AND ISSUER TITLE                                      OR # OF SHARES    (NOTES A & C)    (NOTE A)
----------------------------                                     ----------------   -------------   ----------
FANNIE MAE 758873                                 2033   4.469%          5,702            5,638         5,619
FANNIE MAE 774968                                 2034   4.770%          3,255            3,292         3,173
FANNIE MAE 794787                                 2034   5.142%          7,436            7,532         7,440
FANNIE MAE 799733                                 2034   5.064%          4,836            4,920         4,868
FANNIE MAE 801917                                 2034   4.993%          8,861            8,905         8,686
FANNIE MAE 804561                                 2034   4.459%          5,278            5,291         5,338
FANNIE MAE 809532                                 2035   4.915%          6,281            6,327         6,321
FANNIE MAE 834552                                 2035   4.894%          7,763            7,808         7,786
FANNIE MAE FNMA_03-28                             2022   5.000%          5,900            5,984         5,892
FANNIE MAE FNMA_04-3                              2034   3.750%             76               76            76
FANNIE MAE FNMA_05-40                             2030   5.000%          8,826            8,862         8,826
FANNIE MAE FNMA_99-8                              2014   6.000%          2,703            2,687         2,754
FHAMS_04-AA7                                      2035   5.138%          2,840            2,877         2,830
FHAMS_05-AA2                                      2035   5.065%          4,644            4,734         4,568
FHAMS_05-AA3                                      2035   5.351%          9,587            9,680         9,546
FHAT_2004-A4                                      2034   5.383%          3,620            3,693         3,556
FHLMC_2382                                        2030   5.500%          2,820            2,798         2,837
FHLMC_2478                                        2021   5.250%          3,041            3,037         3,045
FHLMC_2619                                        2022   5.000%         14,326           14,599        14,327
FHLMC_2835                                        2032   4.500%          9,868            9,856         9,793
FHLMC_2872                                        2022   4.500%          9,378            9,385         9,312
FHLMC_2901                                        2033   4.500%          4,351            4,348         4,301
FHLMC_2907                                        2019   4.500%          5,934            5,930         5,894
FMGT_03-T5                                        2013   4.055%          5,210            5,210         5,180
FNMA_02-10                                        2042   5.000%             10               10            10
FNMA_03-18                                        2043   4.610%          3,927            3,924         3,908
FNMA_04-81                                        2020   4.350%          9,860            9,859         9,764
FNMA_04-89                                        2022   4.500%          8,381            8,340         8,337
FREDDIE MAC 1B0183                                2031   5.209%          1,092            1,084         1,097
FREDDIE MAC 350190                                2022   7.125%             83               85            83
FREDDIE MAC 405014                                2019   6.830%             86               86            87
FREDDIE MAC 405092                                2019   6.576%            116              115           117
FREDDIE MAC 405185                                2018   6.984%            219              218           222
FREDDIE MAC 405243                                2019   7.135%             98               99            99
FREDDIE MAC 405360                                2019   7.238%             43               44            44
FREDDIE MAC 405437                                2019   7.150%             97               96            98
FREDDIE MAC 405615                                2019   6.563%             92               93            93
FREDDIE MAC 605041                                2019   7.017%             22               22            22
FREDDIE MAC 605048                                2018   6.853%            118              117           119
FREDDIE MAC 605432                                2017   6.467%            123              123           125
FREDDIE MAC 605433                                2017   6.891%            163              163           164
FREDDIE MAC 605454                                2017   6.823%            387              384           390
FREDDIE MAC 606024                                2019   6.742%            120              118           120
FREDDIE MAC 606025                                2019   6.575%            474              474           476
FREDDIE MAC 630074                                2018   6.750%              7                7             7
FREDDIE MAC 780514                                2033   5.014%         10,259           10,522        10,268
FREDDIE MAC 780845                                2033   4.527%          5,541            5,387         5,450
FREDDIE MAC 780903                                2033   4.539%          5,500            5,449         5,436
FREDDIE MAC 781884                                2034   5.149%         35,296           35,714        35,418

AMERIPRISE CERTIFICATE COMPANY                                        SCHEDULE 1
INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS
AT DECEMBER 31, 2007

                                                                    12/31/2007
                                                                 PRINCIPAL AMT OF                    VALUE AT
                                                                   BONDS & NOTES         COST       12/31/2007
ISSUER NAME AND ISSUER TITLE                                      OR # OF SHARES    (NOTES A & C)    (NOTE A)
----------------------------                                     ----------------   -------------   ----------
FREDDIE MAC 785363                                2025   7.491%            319              321           324
FREDDIE MAC 785619                                2026   7.250%            227              227           232
FREDDIE MAC 785634                                2026   7.375%             87               87            89
FREDDIE MAC 788941                                2031   5.506%            455              448           470
FREDDIE MAC 840031                                2019   7.125%             11               11            11
FREDDIE MAC 840035                                2019   6.779%             95               95            96
FREDDIE MAC 840036                                2019   7.125%             46               47            47
FREDDIE MAC 840072                                2019   6.961%             98               97            98
FREDDIE MAC 845154                                2022   7.094%            148              154           150
FREDDIE MAC 845523                                2023   7.058%            109              112           109
FREDDIE MAC 845654                                2024   7.163%            401              405           410
FREDDIE MAC 845730                                2023   7.239%            814              840           830
FREDDIE MAC 845733                                2024   7.239%            561              571           568
FREDDIE MAC 846072                                2029   7.048%            236              241           238
FREDDIE MAC 846107                                2025   7.837%            128              131           130
FREDDIE MAC 865008                                2018   6.107%            424              427           440
FREDDIE MAC FHLMC_2542                            2022   5.500%          9,129            9,340         9,253
FREDDIE MAC FHLMC_2548                            2022   5.500%         22,942           23,288        23,247
FREDDIE MAC FHLMC_2550                            2022   5.500%          6,853            6,972         6,946
FREDDIE MAC FHLMC_2556                            2022   5.500%         27,230           27,694        27,594
FREDDIE MAC FHLMC_2558                            2022   5.500%          8,799            8,936         8,916
FREDDIE MAC FHLMC_2574                            2022   5.000%          6,875            6,991         6,858
FREDDIE MAC FHLMC_2586                            2023   5.500%          8,866            9,079         8,986
FREDDIE MAC FHLMC_2595                            2022   5.500%         58,885           60,066        59,684
FREDDIE MAC FHLMC_2597                            2022   5.500%         26,384           26,959        26,735
FREDDIE MAC FHLMC_2603                            2022   5.500%         20,706           21,110        20,974
FREDDIE MAC FHLMC_2770                            2032   3.750%          7,836            7,809         7,688
FREDDIE MAC FHR_2931-QA                           2015   4.500%          8,573            8,603         8,555
FREDDIE MAC GOLD C90581                           2022   5.500%          2,875            2,854         2,893
FREDDIE MAC GOLD C90582                           2022   5.500%          1,740            1,729         1,751
FREDDIE MAC GOLD E00383                           2010   7.000%            353              352           362
FREDDIE MAC GOLD E00388                           2010   7.000%            205              203           210
FREDDIE MAC GOLD E00426                           2011   6.500%            226              225           232
FREDDIE MAC GOLD E00484                           2012   6.500%            192              189           198
FREDDIE MAC GOLD E01140                           2017   6.000%          7,123            7,332         7,296
FREDDIE MAC GOLD E76761                           2014   6.500%          1,015            1,002         1,048
FREDDIE MAC GOLD E77557                           2014   6.500%             91               90            95
FREDDIE MAC GOLD E90153                           2017   6.000%          1,406            1,455         1,440
FREDDIE MAC GOLD E90154                           2017   6.000%          3,846            3,981         3,939
FREDDIE MAC GOLD E91041                           2017   5.000%          6,453            6,460         6,469
FREDDIE MAC GOLD E91491                           2012   5.000%          2,697            2,735         2,733
FREDDIE MAC GOLD E93341                           2012   5.000%          9,517            9,716         9,646
FREDDIE MAC GOLD E95403                           2018   5.000%          5,841            6,010         5,855
FREDDIE MAC GOLD E95556                           2013   4.500%          3,129            3,197         3,142
FREDDIE MAC GOLD E95562                           2013   4.500%          5,796            5,919         5,821
FREDDIE MAC GOLD E95671                           2018   5.000%          7,456            7,661         7,474
FREDDIE MAC GOLD E96172                           2013   4.500%         18,475           18,897        18,517
FREDDIE MAC GOLD G10364                           2010   7.000%            232              231           236
FREDDIE MAC GOLD G10665                           2012   7.000%          1,537            1,533         1,590

AMERIPRISE CERTIFICATE COMPANY                                        SCHEDULE 1
INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS
AT DECEMBER 31, 2007

                                                                    12/31/2007
                                                                 PRINCIPAL AMT OF                    VALUE AT
                                                                   BONDS & NOTES         COST       12/31/2007
ISSUER NAME AND ISSUER TITLE                                      OR # OF SHARES    (NOTES A & C)    (NOTE A)
----------------------------                                     ----------------   -------------   ----------
FREDDIE MAC GOLD G10949                           2014   6.500%            724              716           748
FREDDIE MAC GOLD G11004                           2015   7.000%            247              246           256
FREDDIE MAC GOLD G11193                           2016   5.000%          4,207            4,156         4,216
FREDDIE MAC GOLD G11298                           2017   5.000%          6,039            6,048         6,054
FREDDIE MAC GOLD G30227                           2023   5.500%          7,305            7,572         7,344
GCCF_03-C2                                        2036   4.022%          6,000            6,035         5,945
GECAF_2003-1A                                     2015   5.415%          1,916            1,931         1,916(d)
GECCMC_04-C2                                      2040   4.119%         12,700           12,616        12,535
GINNIE MAEII 008157                               2023   6.375%            338              343           342
GINNIE MAEII 008206                               2017   6.375%            166              165           169
GINNIE MAEII 008240                               2017   5.625%             77               75            77
GINNIE MAEII 008251                               2017   5.625%              6                6             6
GINNIE MAEII 008274                               2017   6.125%            267              264           270
GINNIE MAEII 008283                               2017   6.125%             33               32            33
GINNIE MAEII 008293                               2017   6.125%             64               63            64
GINNIE MAEII 008341                               2018   6.375%             14               14            14
GINNIE MAEII 008353                               2018   6.375%            120              117           121
GINNIE MAEII 008365                               2018   6.375%            142              138           144
GINNIE MAEII 008377                               2018   5.625%             55               54            56
GINNIE MAEII 008428                               2018   6.125%             24               24            24
GINNIE MAEII 008440                               2018   6.125%            103              102           104
GINNIE MAEII 008638                               2025   6.375%            335              338           339
GMACCMSI_2004-C3                                  2041   4.207%          8,000            8,015         7,909
GMHE_2004-AR2                                     2034   4.391%          5,248            5,263         5,254
GMHE_2004-AR2                                     2034   5.209%          7,654            7,666         7,654
GNMA_02-81                                        2025   3.815%         10,048           10,005         9,879
GNMA_03-17                                        2018   2.578%          5,126            5,112         5,040
GNMA_04-10                                        2031   4.043%          8,792            8,758         8,599
GNMA_04-19                                        2034   4.500%          7,762            7,782         7,728
GNMA_04-77                                        2020   4.585%          4,552            4,587         4,537
GNMA_05-02                                        2019   4.116%          8,209            8,209         8,130
GNMA_05-10                                        2021   4.031%          6,473            6,473         6,395
GNMA_2004-23                                      2027   3.629%         13,168           13,165        12,729
GNMA_2004-45                                      2021   4.020%          7,854            7,820         7,758
GNMA_2004-60                                      2018   4.104%          6,562            6,562         6,498
GNMA_2004-XX                                      2020   2.913%          6,662            6,578         6,512
GPMF_05-AR5                                       2045   6.863%         12,245           12,522        12,049
GSAP_05-5                                         2045   5.932%          8,731            8,674         8,660(d)
GSMS_2004-GG2                                     2038   4.602%         12,215           12,264        12,194
GSR_04-10F                                        2019   4.500%          3,764            3,783         3,741
GSR_05-AR1                                        2035   4.921%         10,911           10,954        10,753
GSR_05-AR3                                        2035   5.017%          9,770            9,816         9,753
GSR_05-AR5                                        2035   5.165%         14,256           14,259        14,194
HARBORVIEW MORTGAGE LOAN TRUST                    2034   4.788%          6,980            7,038         6,868
HERTZ VEHICLE FINANCING LLC HE                    2009   3.230%         15,000           14,999        14,714(d)
HVMLT_04-7                                        2034   4.584%          6,699            6,643         6,659
HVMLT_05-15                                       2045   6.863%         15,263           15,617        15,103
HVMLT_05-8                                        2035   6.363%          5,014            5,063         4,938
HVMLT_06-14                                       2038   5.165%         15,986           15,986        14,774

AMERIPRISE CERTIFICATE COMPANY                                        SCHEDULE 1
INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS
AT DECEMBER 31, 2007

                                                                    12/31/2007
                                                                 PRINCIPAL AMT OF                    VALUE AT
                                                                   BONDS & NOTES         COST       12/31/2007
ISSUER NAME AND ISSUER TITLE                                      OR # OF SHARES    (NOTES A & C)    (NOTE A)
----------------------------                                     ----------------   -------------   ----------
HVMLT_2004-10                                     2035   5.253%          3,295            3,324         3,274
HVMLT_2004-6                                      2034   4.666%          4,359            4,327         4,271
HVML_2004-4                                       2034   5.841%            394              391           388
INDX_05-AR1                                       2035   5.290%            963              969           937
INDYMAC INDX MORTGAGE LOAN TRU                    2035   5.213%          8,395            8,443         8,316
JPMCCMSC_03-CIBC6                                 2037   4.393%          6,512            6,458         6,429
JPMCC_02-CIB5                                     2037   4.372%          4,818            4,843         4,795
JPMCC_04-C2                                       2041   4.278%          7,840            7,828         7,785
JPMCMFC_04-C1                                     2038   3.053%          3,514            3,480         3,446
LB-UBS COMM MORT TRUST LBUBSCM                    2026   5.969%          2,002            2,002         2,007
LB-UBS COMM MORT TRUST LBUBSCM                    2026   4.904%          1,924            1,924         1,921
LB-UBS COMM MORT TRUST LBUBSCM                    2026   4.023%          2,643            2,644         2,622
LB-UBS COMM MORT TRUST LBUBSCM                    2026   4.071%          5,149            5,170         5,098
LB-UBS COMM MORT TRUST LBUBSCM                    2027   4.064%         10,000           10,009         9,918
LB-UBS COMM MORT TRUST LBUBSCM                    2027   3.636%          7,933            7,936         7,873
LB-UBS COMM MORT TRUST LBUBSCM                    2027   4.207%          9,680            9,685         9,605
LBUBSCMT_04-C4                                    2029   4.567%         10,000           10,025         9,973
LBUBSCMT_05-C5                                    2030   4.741%         13,631           13,661        13,588
LBUBSCMT_2004-C7                                  2029   3.625%          3,210            3,215         3,173
LBUBSCMT_2004-C8                                  2029   4.201%         18,425           18,340        18,225
LBUBS_05-C1                                       2030   4.310%         13,100           13,032        12,926
LIFT - LEASE INVESTMENT FLIGHT                    2016   5.458%          1,964            1,964         1,512
LUMINENT MORTGAGE TRUST LUM_06                    2046   5.105%          6,790            6,790         6,199
LUMINENT MORTGAGE TRUST LUM_07                    2037   5.055%          9,135            9,135         8,420
MARM_05-1                                         2035   5.395%          6,834            6,918         6,776
MERRILL LYNCH MOR INVEST INC M                    2033   4.086%         10,000            9,977         9,920
MLCC_2004-1                                       2034   4.725%          3,153            3,159         3,107
MLMI_05-A1                                        2034   4.523%          6,151            6,166         6,134
MLMI_05-A2                                        2035   4.488%         10,580           10,583        10,411
MORGAN STANLEY CAPITAL I MSDWC                    2040   3.270%          2,926            2,930         2,868
MSC 2004-IQ8 A3                                   2040   4.500%          7,000            7,009         6,953
MSCI_04-HQ4                                       2040   4.220%          7,000            6,996         6,922
MSDWCI_02-TOP7                                    2039   5.380%          1,469            1,473         1,480
MSDWCI_04-T13                                     2045   3.940%         11,681           11,582        11,497
MSM_2004-10AR                                     2034   7.351%          1,539            1,550         1,515
MSM_2004-10AR                                     2034   5.116%          4,936            4,999         4,885
MSM_2004-6AR                                      2034   5.082%          5,967            5,925         5,774
NAVOT_05-A                                        2014   4.430%          9,000            9,000         8,917
NEW YORK CITY TAX LIEN NYCTL_0                    2018   4.780%            933              933           928(d)
NPF XII INC NPF12_00-2                            2008   5.645%         10,000                0             0(b)(d)(e)
PCMT_03-PWR1                                      2036   3.669%          4,095            4,010         4,018
POPLR_05-3                                        2035   4.437%         10,060           10,040         9,983
RALI_05-QA2                                       2035   5.060%          8,793            8,885         8,847
RALI_2004-QR1                                     2034   5.250%          4,306            4,334         4,281
RALI_2004-QS5                                     2034   4.750%          3,101            3,089         2,957
RAMC_05-3                                         2035   4.814%         10,000            9,978         9,842
RESIDENTIAL ACCREDIT LOANS INC                    2037   5.055%         14,080           14,080        12,692
RESIDENTIAL ACCREDIT LOANS INC                    2035   5.594%          3,339            3,371         3,289
RESTRUCTURED ASSET SECURITIES                     2030   4.000%          4,757            4,739         4,684(d)

AMERIPRISE CERTIFICATE COMPANY                                        SCHEDULE 1
INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS
AT DECEMBER 31, 2007

                                                                    12/31/2007
                                                                 PRINCIPAL AMT OF                    VALUE AT
                                                                   BONDS & NOTES         COST       12/31/2007
ISSUER NAME AND ISSUER TITLE                                      OR # OF SHARES    (NOTES A & C)    (NOTE A)
----------------------------                                     ----------------   -------------   ----------
RFMSI_03-QS2                                      2033   4.500%          2,956            2,929         2,835
RFMSI_04-KS9                                      2034   4.620%         10,727           10,720        10,589
RFMSI_05-SA2                                      2035   5.146%         20,682           20,731        20,147
SASC_2003-24A                                     2033   5.575%          2,958            3,012         2,935
SASC_2004-18H                                     2034   4.750%          5,853            5,865         5,816
SBAP_05-10D                                       2015   4.510%          3,827            3,827         3,834
SMALL BUSINESS ADMIN                              2022   4.750%          3,079            3,133         3,045
SMALL BUSINESS ADMIN                              2013   3.900%          1,750            1,766         1,729
SMALL BUSINESS ADMIN                              2014   3.870%          4,134            4,168         4,085
STRUCTURED ADJUSTABLE RATE MOR                    2034   4.935%          8,052            8,186         7,853
TOPT_01-TZH                                       2013   6.522%          2,727            2,724         2,730(d)
TRIAD FINANCIAL CORP                              2010   4.280%          4,276            4,276         4,267
WAMU_04-AR10                                      2044   5.305%          3,036            3,048         2,891
WAMU_05-AR3                                       2035   4.636%         10,149           10,192         9,937
WAMU_2004-AR4                                     2034   3.797%         10,000            9,899         9,667
WASHINGTON MUTUAL WAMU_03-A11                     2033   3.985%          7,500            7,483         7,434
WASHINGTON MUTUAL WAMU_03-A12                     2034   3.961%         12,500           12,473        12,264
WASHINGTON MUTUAL WAMU_03-AR3                     2033   3.927%          5,196            5,196         5,189
WASHINGTON MUTUAL WAMU_04-AR5-                    2034   3.842%         10,000            9,861         9,802
WASHINGTON MUTUAL WAMU_04-AR7                     2034   3.940%         10,000            9,876         9,885
WASHINGTON MUTUAL WAMU_04-S3                      2034   5.500%         13,181           13,402        13,197
WASHINGTON MUTUAL WAMU_05-AR10                    2035   4.835%         10,000           10,007         9,788
WASHINGTON MUTUAL WAMU_05-AR4                     2035   4.672%         10,000            9,958         9,765
WBCMT_2004-C11                                    2041   3.333%          3,037            3,026         3,001
WFMBS_04-DD                                       2035   4.493%          5,761            5,770         5,631
WFMBS_04-P                                        2034   4.259%          7,809            7,646         7,208
WFMBS_05-AR10                                     2035   4.110%          6,519            6,482         6,463
WFMBS_05-AR2                                      2035   4.541%          3,799            3,813         3,747
WFMBS_05-AR2                                      2035   4.936%         12,036           11,943        11,844
WFMBS_05-AR4                                      2035   4.524%         10,075           10,048         9,875
WFMBS_2004-0                                      2034   4.892%          6,384            6,326         6,261
WFMBS_2004-CC                                     2035   4.950%          6,600            6,622         6,469
WFMBS_2004-W                                      2034   4.559%         20,000           20,139        19,244
TOTAL - MORTGAGE BACKED SECURITIES                                   2,161,955        2,159,248     2,126,114
TOTAL - MORTGAGE BACKED SECURITIES                                   2,161,955        2,159,248     2,126,114
MUNICIPAL BONDS
New Jersey
NEW JERSEY STATE TRNPK AUTH                       2009   3.140%          4,000            4,000         3,954
TOTAL - NEW JERSEY                                                       4,000            4,000         3,954
New York
NEW YORK CITY GO - LT                             2008   3.000%          5,000            5,000         4,969
TOTAL - NEW YORK                                                         5,000            5,000         4,969

AMERIPRISE CERTIFICATE COMPANY                                        SCHEDULE 1
INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS
AT DECEMBER 31, 2007

                                                                    12/31/2007
                                                                 PRINCIPAL AMT OF                    VALUE AT
                                                                   BONDS & NOTES         COST       12/31/2007
ISSUER NAME AND ISSUER TITLE                                      OR # OF SHARES    (NOTES A & C)    (NOTE A)
----------------------------                                     ----------------   -------------   ----------
TOTAL - MUNICIPAL BONDS                                                  9,000            9,000         8,923
CORPORATE DEBT SECURITIES
Corporate - Finance
ALLSTATE FINANCIAL GLOBAL FUND                    2008   4.250%          5,000            4,999         5,009(d)
AMERICAN GENERAL FINANCE CORPO                    2008   2.750%          7,500            7,490         7,408
BANK OF AMERICA CORP                              2010   7.800%          5,000            5,341         5,299
BANK OF AMERICA CORP                              2009   5.875%          5,000            5,098         5,072
BANK OF NEW YORK                                  2009   3.625%         10,000            9,994         9,930
BANK ONE NA - CHICAGO                             2008   3.700%         19,000           19,002        19,000
BANKNORTH GROUP INC                               2008   3.750%          8,650            8,656         8,616
BERKSHIRE HATHAWAY FINANCE COR                    2008   3.375%         17,500           17,490        17,345
CAMDEN PROPERTY TRUST                             2009   4.700%          3,750            3,748         3,739
CAMDEN PROPERTY TRUST                             2010   4.375%         10,000           10,008         9,752
COUNTRYWIDE FUNDING CORP                          2009   4.125%         15,000           14,843        11,003
DIAGEO CAPITAL PLC                                2008   3.375%         10,000            9,996         9,969
ERAC USA FINANCE COMPANY                          2008   7.350%         14,658           14,876        14,783(d)
ERAC USA FINANCE COMPANY                          2008   5.300%         12,000           11,997        11,919(d)
ERP OPERATING LP                                  2009   4.750%         12,500           12,493        12,446
FIFTH THIRD BANCORP                               2008   3.375%         12,000           11,985        11,883
HERTZ GLOBAL HOLDINGS INC                         2014   8.875%          1,645            1,655         1,668
HOUSEHOLD FINANCE CORP                            2008   4.625%         12,000           12,003        11,998
HSBC BANK USA                                     2009   3.875%         20,000           19,955        19,813
JPMORGAN CHASE & CO                               2008   4.000%         10,000           10,001         9,992
KEY BANK OF NY                                    2008   7.500%          9,000            9,277         9,143
LEHMAN BROTHERS HOLDINGS INC                      2010   4.375%          8,500            8,468         8,397
LEHMAN BROTHERS HOLDINGS INC                      2010   4.250%          5,000            4,991         4,913
M & I MARSHALL & ILSLEY BANK                      2009   3.950%         21,500           21,488        21,162
MBNA CORP                                         2008   4.625%          5,000            4,999         4,978
MERRILL LYNCH & CO INC                            2009   4.750%         10,000            9,994         9,868
MERRILL LYNCH & CO INC                            2008   3.700%          7,500            7,516         7,446
MERRILL LYNCH & CO INC                            2010   4.500%          2,000            2,005         1,964
MERRILL LYNCH AIG CBO                             2010   6.629%          6,500                0             0(b)(d)(e)
MERRILL LYNCH ELLIOTT & PAIGE                     2010   6.729%         11,000                0             0(b)(d)(e)
METROPOLITAN LIFE GLOBAL FUNDI                    2010   4.500%         20,000           19,971        20,152(d)
OLD NATIONAL BANCORP/IN                           2008   3.500%          7,000            6,998         6,942
POPULAR NORTH AMERICA INC                         2008   4.250%         12,500           12,498        12,460
POPULAR NORTH AMERICA INC                         2008   3.875%          2,500            2,501         2,476
PRICOA GLOBAL FUNDING I                           2008   4.350%         38,000           38,021        37,898(d)
PRICOA GLOBAL FUNDING I                           2010   4.200%          2,480            2,479         2,465(d)
SUNGARD DATA                                      2014   4.875%            370              334           325
SUNTRUST BANK                                     2009   4.550%         20,000           19,994        19,970
SUNTRUST BANK                                     2011   6.375%          3,500            3,738         3,647
TIAA GLOBAL MARKETS                               2008   3.875%          7,500            7,500         7,497(d)
TRAVELERS PROPERTY CASUALTY                       2008   3.750%          5,000            4,999         4,990
US BANCORP                                        2008   3.125%          5,000            4,994         4,979
US BANK NA                                        2009   3.400%          6,800            6,773         6,666
US BANK NA                                        2011   6.375%         21,455           22,645        22,502

AMERIPRISE CERTIFICATE COMPANY                                        SCHEDULE 1
INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS
AT DECEMBER 31, 2007

                                                                    12/31/2007
                                                                 PRINCIPAL AMT OF                    VALUE AT
                                                                   BONDS & NOTES         COST       12/31/2007
ISSUER NAME AND ISSUER TITLE                                      OR # OF SHARES    (NOTES A & C)    (NOTE A)
----------------------------                                     ----------------   -------------   ----------
WACHOVIA CORP                                     2009   3.625%         10,000            9,994         9,793
WASHINGTON MUTUAL BANK FA                         2011   6.875%          1,500            1,599         1,415
WASHINGTON MUTUAL INC                             2008   4.375%         12,980           12,983        12,940
WELLS FARGO & CO                                  2008   3.500%          5,000            5,000         4,979
WELLS FARGO BANK NA                               2011   6.450%         20,250           21,507        21,424
WORLD SAVINGS BANK FSB                            2009   4.125%         15,000           14,981        14,940
WORLD SAVINGS BANK FSB                            2009   4.500%         30,000           30,043        29,978
TOTAL - CORPORATE - FINANCE                                            544,038          529,920       522,953
Corporate - Industrial
ALLIED WASTE NORTH AMERICA                        2011   6.375%            505              495           500
AMERISOURCEBERGEN CORP                            2015   5.875%            955              951           937
BALL CORP                                         2012   6.875%          2,000            2,031         2,030
BEAZER HOMES USA INC                              2013   6.500%            750              762           536
BOISE CASCADE LLC                                 2014   7.125%            500              518           484
BOYD GAMING CORP                                  2014   6.750%          1,000            1,001           953
BRISTOW GROUP INC                                 2013   6.125%            500              485           480
BRITISH SKY BROADCASTING GROUP                    2009   6.875%          1,500            1,490         1,529
BURLINGTON NORTHERN AND SANTA                     2012   4.255%          4,209            4,209         3,912(d)
BURLINGTON NORTHERN AND SANTA                     2012   4.255%          7,052            7,052         6,594(d)
BURLINGTON NORTHERN SANTA FE C                    2010   7.125%          5,000            5,368         5,303
CADBURY SCHWEPPES US                              2008   3.875%         11,000           10,995        10,933(d)
CAESARS ENTERTAINMENT INC                         2013   7.000%          1,000            1,054         1,144
CALIFORNIA STEEL INDUSTRIES                       2014   6.125%          1,500            1,494         1,320
CANADIAN NATIONAL RAILWAY CO                      2009   4.250%         15,250           15,234        15,208
CARDINAL HEALTH INC                               2008   6.250%         16,585           16,772        16,691
CASCADES INC                                      2013   7.250%            425              431           398
CHESAPEAKE ENERGY CORP                            2013   7.500%          1,500            1,548         1,534
CHESAPEAKE ENERGY CORP                            2014   7.500%          1,000            1,016         1,018
CHESAPEAKE ENERGY CORP                            2015   6.375%            300              303           290
CHESAPEAKE ENERGY CORP                            2017   6.500%            210              208           203
CHURCH & DWIGHT CO INC                            2012   6.000%          1,750            1,754         1,711
CLOROX CO                                         2010   4.200%         27,660           27,660        27,342
COMCAST CORP                                      2011   5.500%          7,500            7,726         7,581
COTT BEVERAGES INC                                2011   8.000%          1,750            1,740         1,628
CROWN AMERICAS INC                                2013   7.625%          1,250            1,250         1,278
CROWN AMERICAS INC                                2015   7.750%          1,145            1,172         1,179
CSC HOLDINGS INC                                  2012   6.750%            500              507           478
CVS CAREMARK CORP                                 2009   4.000%         17,500           17,532        17,171
DAIMLERCHRYSLER NA HLDG                           2008   4.750%          9,000            9,004         8,998
DAIMLERCHRYSLER NA HLDG                           2008   4.050%         10,000           10,014         9,947
DAVITA INC                                        2013   6.625%          1,000              999           995
DEL MONTE FOODS CO                                2015   6.750%          1,500            1,508         1,418
DENBURY RESOURCES INC                             2013   7.500%            665              677           672
DEX MEDIA WEST LLC/DEX MEDIA F                    2010   8.500%            890              908           902
DIRECTV HOLDINGS LLC                              2015   6.375%          1,985            1,967         1,906
DOW CHEMICAL CO/THE                               2009   4.027%         22,500           22,500        22,480(d)
DR HORTON INC                                     2009   8.000%          2,000            1,998         1,954

AMERIPRISE CERTIFICATE COMPANY                                        SCHEDULE 1
INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS
AT DECEMBER 31, 2007

                                                                    12/31/2007
                                                                 PRINCIPAL AMT OF                    VALUE AT
                                                                   BONDS & NOTES         COST       12/31/2007
ISSUER NAME AND ISSUER TITLE                                      OR # OF SHARES    (NOTES A & C)    (NOTE A)
----------------------------                                     ----------------   -------------   ----------
DR HORTON INC                                     2012   5.375%          5,825            5,806         4,979
DRS TECHNOLOGIES INC                              2013   6.875%          2,335            2,359         2,323
ECHOSTAR DBS CORP                                 2008   5.750%          1,750            1,751         1,748
ECHOSTAR DBS CORP                                 2011   6.375%          1,000            1,000           988
ENCORE ACQUISITION CO                             2014   6.250%          1,000              964           928
ENCORE ACQUISITION CO                             2015   6.000%            160              152           144
ENERGIZER HOLDINGS INC                            2008   4.900%          4,000            4,000         3,982(d)
FLEXTRONICS INTERNATIONAL LTD                     2013   6.500%          1,050            1,057         1,019
GARDNER DENVER INC                                2013   8.000%            250              250           253
GENERAL ELECTRIC CAP CORP                         2008   3.500%          7,500            7,499         7,474
GENERAL ELECTRIC CAP CORP                         2008   4.250%          4,000            4,000         4,000
GENERAL MOTORS ACCEPTANCE CORP                    2011   6.875%         12,500           13,003        10,694
GEORGIA GULF CORP                                 2013   7.125%          2,450            2,518         1,813
GIBRALTAR INDUSTRIES                              2015   8.000%            250              250           225
HALLMARK CARDS INC                                2008   4.220%         10,000           10,000         9,885(d)
HCA INC                                           2012   6.300%          1,800            1,817         1,602
HJ HEINZ CO                                       2008   6.428%         10,000           10,096        10,181(d)
HOST MARRIOTT L.P.                                2013   7.125%          2,000            2,041         2,015
INDESIT COMPANY SPA                               2009   5.170%         19,000           19,000        18,873(d)
ING SECURITY LIFE INSTITUTIONA                    2010   4.250%         23,750           23,736        24,047(d)
INTERNATIONAL PAPER CO                            2008   3.800%         15,000           15,006        14,948
JONES APPAREL GROUP INC                           2009   4.250%         11,250           11,249        10,952
K HOVNANIAN ENTERPRISES INC                       2014   6.375%          1,000            1,023           700
K HOVNANIAN ENTERPRISES INC                       2015   6.250%            750              750           514
KB HOME                                           2014   5.750%          1,660            1,654         1,432
KB HOME                                           2015   5.875%          2,035            2,026         1,755
KELLOGG CO                                        2008   2.875%          5,000            5,000         4,959
KRAFT FOODS INC                                   2011   5.625%          9,250            9,499         9,439
KRAFT FOODS INC                                   2008   4.000%          4,000            3,996         3,981
L-3 COMMUNICATIONS HOLDINGS IN                    2013   6.125%          2,750            2,750         2,702
L-3 COMMUNICATIONS HOLDINGS IN                    2015   5.875%          1,000            1,000           965
LIN TV CORP                                       2013   6.500%          1,500            1,486         1,412
MANITOWOC CO INC/THE                              2013   7.125%          1,575            1,595         1,559
MAY DEPT STORES                                   2009   4.800%         17,500           17,529        17,401
MERITAGE HOMES CORP                               2015   6.250%            845              801           587
MERITOR AUTOMOTIVE INC                            2009   6.800%             87               88            84
MGM MIRAGE                                        2009   6.000%          2,250            2,254         2,244
MIRANT NORTH AMERICA LLC                          2013   7.375%            975              985           977
MOHEGAN TRIBAL GAMING AUTHORIT                    2009   6.375%            500              502           500
MOOG INC                                          2015   6.250%          1,500            1,510         1,459
NALCO COMPANY                                     2011   7.750%          1,500            1,519         1,519
NEWFIELD EXPLORATION CO                           2011   7.625%          2,500            2,544         2,594
NEWFIELD EXPLORATION CO                           2014   6.625%            200              206           198
NEWS AMERICA INC                                  2008   6.625%          3,150            3,152         3,151
NEWS AMERICA INC                                  2010   4.750%          2,000            2,016         1,989
NORAMPAC INC                                      2013   6.750%          2,500            2,486         2,281
NORTHROP GRUMMAN CORP                             2011   7.125%          5,000            5,319         5,329
NOVA CHEMICALS CORPORATION                        2012   6.500%          1,800            1,851         1,687
NOVELIS INC                                       2015   7.250%          1,300            1,317         1,222

AMERIPRISE CERTIFICATE COMPANY                                        SCHEDULE 1
INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS
AT DECEMBER 31, 2007

                                                                    12/31/2007
                                                                 PRINCIPAL AMT OF                    VALUE AT
                                                                   BONDS & NOTES         COST       12/31/2007
ISSUER NAME AND ISSUER TITLE                                      OR # OF SHARES    (NOTES A & C)    (NOTE A)
----------------------------                                     ----------------   -------------   ----------
OFFICEMAX INC                                     2013   7.000%          1,500            1,551         1,399
OMNICARE INC                                      2013   6.125%          1,750            1,767         1,592
OMNICARE INC                                      2015   6.875%            575              582           535
PACIFIC ENERGY PARTNERS L.P.                      2014   7.125%            500              506           520
PACIFIC ENERGY PARTNERS L.P.                      2015   6.250%            250              251           250
PACKAGING CORP OF AMERICA                         2008   4.375%          3,250            3,248         3,220
PEABODY ENERGY CORP                               2013   6.875%          2,800            2,856         2,814
PEABODY ENERGY CORP                               2016   5.875%          1,000            1,005           940
PRAXAIR INC                                       2008   2.750%         15,000           14,994        14,851
RIO TINTO FINANCE - USA  LTD                      2008   2.625%         12,500           12,499        12,297
ROGERS CABLE SYSTEMS                              2013   6.250%          1,500            1,515         1,539
RR DONNELLEY & SONS CO                            2009   3.750%          7,500            7,497         7,367
SARA LEE CORP                                     2008   2.750%         15,000           14,995        14,839
SHAW COMMUNICATIONS INC                           2011   7.250%          1,250            1,280         1,284
SILGAN HOLDINGS INC                               2013   6.750%          1,000            1,001           970
SPEEDWAY MOTORSPORTS INC                          2013   6.750%          1,000            1,007           985
STANDARD-PACIFIC CORP                             2008   6.500%          1,500            1,327         1,327
STANDARD-PACIFIC CORP                             2010   6.500%            295              201           201
STARWOOD HOTELS AND RESORTS WO                    2012   7.875%            500              533           531
STATION CASINOS INC                               2012   6.000%          1,660            1,637         1,477
THOMSON CORPORATION                               2009   4.250%          7,500            7,481         7,492
TRANE INC                                         2008   7.375%          2,000            1,999         2,001
TRANSDIGM INC                                     2014   7.750%            720              720           731
UNION PACIFIC CORP                                2009   3.875%          6,000            5,996         5,958
UNION PACIFIC CORP                                2010   3.625%          3,000            2,992         2,923
UNION PACIFIC RAILROAD COMPANY                    2012   3.860%          8,910            8,910         8,769(d)
UNION TANK                                        2008   6.500%            551              551           555
UNITED RENTALS - NORTH AMERICA                    2012   6.500%            915              914           830
VAIL RESORTS INC                                  2014   6.750%            650              657           640
VALMONT INDUSTRIES INC                            2014   6.875%          1,500            1,502         1,485
VIDEOTRON - LE GRPE LTD                           2014   6.875%          1,000            1,013           979
VIN & SPIRIT AB - V&S                             2008   3.570%         15,000           15,000        14,880(d)
WABTEC CORP                                       2013   6.875%          1,360            1,374         1,340
WEYERHAEUSER CO                                   2008   5.950%         10,000           10,064        10,081
XTO ENERGY INC                                    2014   4.900%          1,000              995           983
TOTAL - CORPORATE - INDUSTRIAL                                         522,769          525,165       513,935
Corporate - Utility
AMERITECH CAPITAL FUNDING CORP                    2008   6.150%          7,000            7,008         7,002
CINCINNATI BELL INC                               2013   7.250%          1,250            1,263         1,253
COMCAST CABLE COMMUNICATIONS I                    2008   6.200%         15,000           15,269        15,122
CONSOLIDATED EDISON CO OF NEW                     2008   6.250%          6,000            6,014         6,004
CONSUMERS ENERGY                                  2008   6.375%          3,500            3,507         3,502
CONSUMERS ENERGY                                  2008   4.250%          9,500            9,522         9,468
DEUTSCHE TELEKOM INTERNATIONAL                    2010   8.000%         15,750           17,164        16,815
DEUTSCHE TELEKOM INTERNATIONAL                    2008   3.875%          5,000            5,000         4,967
DTE ENERGY CO                                     2009   6.650%          5,000            5,146         5,118
DUKE ENERGY CORP                                  2008   3.750%          4,500            4,500         4,492

AMERIPRISE CERTIFICATE COMPANY                                        SCHEDULE 1
INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS
AT DECEMBER 31, 2007

                                                                    12/31/2007
                                                                 PRINCIPAL AMT OF                    VALUE AT
                                                                   BONDS & NOTES         COST       12/31/2007
ISSUER NAME AND ISSUER TITLE                                      OR # OF SHARES    (NOTES A & C)    (NOTE A)
----------------------------                                     ----------------   -------------   ----------
DUKE ENERGY CORP                                  2008   4.200%         10,000           10,014         9,937
GULF STATE UTILITIES                              2009   5.524%         10,000           10,000         9,933
NISOURCE FINANCE CORPORATION                      2010   7.875%          7,500            8,147         7,956
PACIFIC GAS AND ELECTRIC COMPA                    2009   3.600%         17,500           17,385        17,298
PACIFICORP                                        2008   4.300%          6,500            6,499         6,484
PROGRESS ENERGY CAROLINAS                         2009   5.950%          4,000            4,074         4,064
PUGET ENERGY INC                                  2008   3.363%          3,500            3,500         3,472
RELIANT ENERGY INC                                2014   6.750%          1,500            1,517         1,507
SBC COMMUNICATIONS INC                            2011   6.250%          7,000            7,314         7,287
SBC COMMUNICATIONS INC                            2009   4.125%          5,000            4,987         4,968
SPRINT CAPITAL CORP                               2011   7.625%         10,000           10,735        10,421
TELECOM ITALIA                                    2010   4.000%         15,000           14,892        14,692
TELUS CORP ORD                                    2011   8.000%          9,900           10,856        10,726
TRANS CONTINENTAL GAS PIPELINE                    2011   7.000%            750              777           787
US WEST COMMUNICATIONS INC                        2015   7.625%            510              514           519
VERIZON NEW YORK INC                              2012   6.875%          4,000            4,240         4,244
VERIZON PENNSYLVANIA                              2011   5.650%         12,250           12,564        12,626
XCEL ENERGY INC                                   2008   3.400%          2,500            2,491         2,479
TOTAL - CORPORATE - UTILITY                                            199,910          204,899       203,143
TOTAL - CORPORATE DEBT SECURITIES                                    1,266,717        1,259,984     1,240,031
TOTAL - BONDS AND NOTES                                              3,458,011        3,448,577     3,395,444
PREFERRED STOCK
PREFERRED STOCK - STATED MATURITY
Corporate - Industrial
WHIRLPOOL CORP                                    2008   6.550%              9              902           902(b)(d)
TOTAL - CORPORATE - INDUSTRIAL                                               9              902           902
Corporate - Utility
AMERENCILCO                                       2008   5.850%             28            2,763         2,776
SAN DIEGO GAS & ELEC COMPANY                      2008   7.050%             33              818           822
TOTAL - CORPORATE - UTILITY                                                 61            3,581         3,598
TOTAL - PREFERRED STOCK - STATED MATURITY                                   70            4,483         4,500
PREFERRED STOCK - PERPETUAL
Corporate - Finance
UBS PREFERRED FUNDING TRUST IV                           6.243%         20,000           19,612        19,257
TOTAL - CORPORATE - FINANCE                                             20,000           19,612        19,257
TOTAL - PREFERRED STOCK - PERPETUAL                                     20,000           19,612        19,257

AMERIPRISE CERTIFICATE COMPANY                                        SCHEDULE 1
INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS
AT DECEMBER 31, 2007

                                                                    12/31/2007
                                                                 PRINCIPAL AMT OF                    VALUE AT
                                                                   BONDS & NOTES         COST       12/31/2007
ISSUER NAME AND ISSUER TITLE                                      OR # OF SHARES    (NOTES A & C)    (NOTE A)
----------------------------                                     ----------------   -------------   ----------
TOTAL - PREFERRED STOCK                                                 20,070           24,095        23,757
TOTAL INVESTMENTS IN SECURITIES OF UNAFFILIATED                      3,478,081        3,472,672     3,419,201
ISSUERS

NOTES:

a) See Notes 1 and 3 to the financial statements regarding determination of cost and fair values. All available for sale securities are carried at fair value on the balance sheet.

b) In the absence of market quotations, securities are valued by Amerprise Certificate Company at fair value

c) Aggregate cost of investment in securities of unaffiliated issuers for federal income tax purposes was $3,512,312.

d) Securities acquired in private negotiation which may require registration under federal securities law if they were to be publicly sold. Also see note 3b to financial statements

e)   Non-income producing securities

AMERIPRISE CERTIFICATE COMPANY                                        SCHEDULE 1
INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS
AT DECEMBER 31, 2007

                                                                    12/31/2007
                                                                 PRINCIPAL AMT OF                    VALUE AT
                                                                   BONDS & NOTES         COST       12/31/2007
ISSUER NAME AND ISSUER TITLE                                      OR # OF SHARES    (NOTES A & C)    (NOTE A)
----------------------------                                     ----------------   -------------   ----------


                                                                     SCHEDULE II

AMERIPRISE CERTIFICATE COMPANY
INVESTMENTS IN AND ADVANCES TO AFFILIATES AND INCOME THEREON
DECEMBER 31, 2007, 2006 AND 2005
($ IN THOUSANDS)

                                                         Balance December 31, 2007
                                                      -------------------------------
                                                                                         Interest
                                                                                        Dividends
                                                        Principal            Carrying    Credited
                                                        Amount or     Cost     Value    to Income
Name of Issuer and Title of Issue                     No. of Shares    (a)      (b)        (c)
---------------------------------                     -------------   ----   --------   ---------
Wholly Owned Subsidiary (b):
Real Estate Investment Company:
   Investors Syndicate Development Corporation:
      Capital Stock................................         100         $0       $0         $0
                                                           ====
   Investors Syndicate Development Corporation:
      Undistributed Net Income.....................        $  0          0        0          0
                                                           ====
Other Affiliates (as defined in Sec. 2(a)(3) of the
   Investment Company Act of 1940).................        $  0          0        0          0
                                                           ====        ---      ---        ---
   Total affiliates................................                     $0       $0         $0
                                                                       ===      ===        ===

                                                         Balance December 31, 2006
                                                      -------------------------------
                                                                                         Interest
                                                                                        Dividends
                                                        Principal            Carrying    Credited
                                                        Amount or     Cost     Value    to Income
Name of Issuer and Title of Issue                     No. of Shares    (a)      (b)        (c)
---------------------------------                     -------------   ----   --------   ---------
Wholly Owned Subsidiary (b):
Real Estate Investment Company:
   Investors Syndicate Development Corporation:
      Capital Stock................................         100         $0       $0         $0
                                                           ====
  Investors Syndicate Development Corporation:
      Undistributed Net Income.....................        $  0          0        0          0
                                                           ====
Other Affiliates (as defined in Sec. 2(a)(3) of the
   Investment Company Act of 1940).................        $  0          0        0          0
                                                           ====        ---      ---        ---
   Total affiliates................................                     $0       $0         $0
                                                                       ===      ===        ===

                                                        Balance December 31, 2005
                                                      -----------------------------
                                                                                         Interest
                                                                                        Dividends
                                                        Principal            Carrying    Credited
                                                        Amount or     Cost     Value    to Income
Name of Issuer and Title of Issue                     No. of Shares    (a)      (b)        (c)
---------------------------------                     -------------   ----   --------   ---------
Wholly Owned Subsidiary (b):
Real Estate Investment Company:
   Investors Syndicate Development Corporation:
      Capital Stock................................         100         $0       $0         $0
                                                           ====
Other Controlled Companies: .......................        $  0          0        0          0
                                                           ====
Other Affiliates (as defined in Sec. 2(a)(3) of the
   Investment Company Act of 1940).................        $  0          0        0          0
                                                           ====        ---      ---        ---
   Total affiliates................................                    $ 0       $0         $0
                                                                       ===      ===        ===

NOTES:

(a) The aggregate cost for federal income tax purposes was $0, $0, and $0 at December 31, 2007, 2006 and 2005, subject to possible adjustment in certain circumstances under consolidated income tax return regulations.

(b) Investments in stocks of wholly owned subsidiaries are carried at cost adjusted for equity in undistributed net income since organization or acquisition of the subsidiaries.

(c) There were no dividends or interest earned which were not credited to income.

                                                                    SCHEDULE III

AMERIPRISE CERTIFICATE COMPANY
MORTGAGE LOANS ON REAL ESTATE AND INTEREST EARNED ON MORTGAGES
YEAR ENDED DECEMBER 31, 2007
($ IN THOUSANDS)

                                                                     Mortgage loans on real estate            Part 2 - Interest
                                             Part 1 -                      at end of period                  earned on mortgages
                                             --------       ---------------------------------------------- ----------------------
                                                                                 Amount of
                                                                                 principal
                                                                               unpaid at end
                                                                                 of period
                                                                            -------------------                         Average
                                                                                                           Interest   gross rate
                                                                                      Subject     Amount    due and  of interest
                                                               Carrying                  to         of      accrued  on mortgages
                                              Number  Prior    amount of             delinquent  mortgages at end of held at end
                                                of    liens mortgages (c),            interest     being    period    of period
Loan No.  Description (a) Property Location    loans   (b)  (g),(h) and (i)  Total      (d)     foreclosed    (e)        (f)
--------  --------------- ------------------ -------- ----- --------------- -------- ---------- ---------- --------- ------------
First mortgages:
   Insured by Federal
      Housing
      Administration
      - liens on:
      Residential -
         under $100                               0             $      0    $      0     $ 0        $ 0                  0.00%
      Apartment and
         business -
         under $100                               0                    0           0       0          0                  0.00%
                                                ---             --------    --------     ---        ---                  ----
            Total                                 0                    0           0       0          0                  0.00%
                                                ---             --------    --------     ---        ---                  ----
   Partially
      guaranteed under
      Serviceman's
      Readjustment
         Act of 1944,
         as amended -
         liens on:
         Residential
            - under
            $100                                  0                    0           0       0          0                  0.00%
         Apartment
            and
            business
            - under
            $100                                  0                    0           0       0          0                  0.00%
                                                ---             --------    --------     ---        ---                  ----
            Total                                 0                    0           0       0          0                  0.00%
                                                ---             --------    --------     ---        ---                  ----
Other - liens on:
   Residential                                    0                    0           0       0          0                  0.00%
                                                ---             --------    --------     ---        ---                  ----
   Apartment and
      business:
      Under $100                                  0                    0           0       0          0                  0.00%
      $100 to $150                                0                    0           0       0          0                  0.00%
      $150 to $200                                0                    0           0       0          0                  0.00%
      $200 to $250                                0                    0           0       0          0                  0.00%
      $250 to $300                                0                    0           0       0          0                  0.00%
      $300 to $350                                0                    0           0       0          0                  0.00%
      $350 to $400                                0                    0           0       0          0                  0.00%
      $400 to $450                                1                  411         411       0          0                  5.00%
      $450 to $500                                0                    0           0       0          0                  0.00%
      Over $500:
21-47157                  Tampa, FL               1                1,733       1,733       0          0                  7.65%
21-47173                  Fairfield, NJ           1                3,146       3,146       0          0                  7.26%
21-47195                  Pharr, TX               1                1,604       1,604       0          0                  5.68%
21-47196                  Pharr, TX               1                3,589       3,589       0          0                  5.68%
21-47197                  Alamo, TX               1                  822         822       0          0                  5.68%
21-47205                  Tucson, AZ              1                3,281       3,281       0          0                  6.33%
21-47210                  West Haven, CT          1                5,929       5,929       0          0                  5.98%
21-47214                  Plymouth, MN            1                9,252       9,252       0          0                  5.48%
21-47215                  Urbandale, IA           1                2,486       2,486       0          0                  5.55%
21-47216                  Urbandale, IA           1                1,957       1,957       0          0                  5.55%
21-47223                  Houston, TX             1                5,036       5,036       0          0                  6.15%
21-47224                  Plano, TX               1                2,207       2,207       0          0                  6.00%
21-47226                  Austin, TX              1                2,186       2,186       0          0                  5.50%
21-47230                  Houston, TX             1                1,842       1,842       0          0                  5.11%
21-47232                  Delavan, WI             1                  699        699        0          0                  7.40%
21-47233                  Jefferson City, MO      1                1,550       1,550       0          0                  7.15%
21-47234                  Littleton, CO           1                2,671       2,671       0          0                  7.18%
21-47241                  Sioux Falls, SD         1                  664         664       0          0                  7.05%
21-47243                  Chesapeake, VA          1                2,475       2,475       0          0                  6.96%
21-47246                  Dallas, TX              1                  733         733       0          0                  7.01%
21-47250                  Alexandria, VA          1                2,257       2,257       0          0                  6.90%
21-47255                  Forest Lake, MN         1                3,190       3,190       0          0                  6.83%
21-47256                  Rapid City, SD          1                  639         639       0          0                  6.75%
21-47259                  Santa Clarita, CA       1                1,590       1,590       0          0                  6.95%
21-47260                  Ann Arbor, MI           1                2,196       2,196       0          0                  6.98%
21-47262                  Fargo, ND               1                5,176       5,176       0          0                  5.82%
21-47264                  Orem, UT                1                1,600       1,600       0          0                  6.81%
21-47266                  Clarkston, MI           1                3,161       3,161       0          0                  6.89%
21-47267                  Charlotte, NC           1                1,060       1,060       0          0                  6.91%
21-47268                  Sebring, FL             1                7,990       7,990       0          0                  6.65%
21-47269                  Spokane, WA             1                2,572       2,572       0          0                  7.15%
21-47270                  Houston, TX             1                2,311       2,311       0          0                  6.80%
21-47271                  Wilsonville, OR         1                1,266       1,266       0          0                  6.85%
21-47273                  Rapid City, SD          1                  530         530       0          0                  6.85%
21-47277                  Tucson, AZ              1                1,872       1,872       0          0                  7.00%
21-47278                  Kennewick, WA           1                5,507       5,507       0          0                  6.75%
21-47281                  Shaker Heights, OH      1                1,835       1,835       0          0                  7.00%
21-47285                  Fort Myers, FL          1                2,672       2,672       0          0                  6.75%
21-47287                  Rogers, MN              1                3,636       3,636       0          0                  7.30%
21-47288                  Plymouth, MN            1                1,633       1,633       0          0                  6.85%
21-47289                  Newport News, VA        1                1,629       1,629       0          0                  6.90%
21-47293                  Corvallis, OR           1                3,666       3,666       0          0                  6.75%
21-47294                  Hope Mills, NC          1                  981         981       0          0                  7.00%
21-47295                  Concord, NC             1                  771         771       0          0                  7.00%

21-47297                  Concord, OH             1                1,525       1,525       0          0                  7.00%
21-47298                  Rock Hill, SC           1                  555         555       0          0                  7.25%
21-47299                  Escondido, CA           1                1,895       1,895       0          0                  7.00%
21-47308                  Clearwater, FL          1                5,521       5,521       0          0                  5.32%
21-47318                  Silverdale, WA          1                3,182       3,182       0          0                  4.41%
21-47319                  Pittsburgh, PA          1                2,373       2,373       0          0                  5.04%
21-47320                  Kirkland, WA            1                2,986       2,986       0          0                  4.66%
21-47329                  Omaha, NE               1                1,068       1,068       0          0                  5.40%
21-47336                  Burr Ridge, IL          1                3,636       3,636       0          0                  5.18%
21-47338                  Santa Fe, NM            1                2,606       2,606       0          0                  5.42%
21-47342                  Tucson, AZ              1                3,017       3,017       0          0                  5.80%
21-87167                  Ruskin, FL              1                4,702       4,702       0          0                  5.65%
21-87168                  Riverview, FL           1                2,471       2,471       0          0                  5.65%
21-87187                  Mebane, NC              1                3,486       3,486       0          0                  5.69%
21-87245                  Southport, CT           1                3,479       3,479       0          0                  5.75%
21-87290                  Doraville, GA           1                2,465       2,465       0          0                  5.77%
21-87313                  Orchard Park, NY        1                3,767       3,767       0          0                  5.46%
21-87324                  Falls Church, VA        1                2,250       2,250       0          0                  4.79%
21-87325                  Austin, TX              1                3,653       3,653       0          0                  4.85%
21-87327                  Marietta, GA            1                2,313       2,313       0          0                  4.80%
21-87328                  Charlotte, NC           1                2,989       2,989       0          0                  4.99%
21-87330                  Meriden, CT             1                4,300       4,300       0          0                  5.39%
21-87332                  Denver, CO              1                4,852       4,852       0          0                  4.80%
21-87333                  Broken Arrow, OK        1                1,538       1,538       0          0                  5.13%
21-87335                  Blue Ash, OH            1                3,325       3,325       0          0                  4.95%
21-87337                  Issaquah, WA            1                7,997       7,997       0          0                  5.33%
21-87343                  Durham, NC              1                2,210       2,210       0          0                  6.30%
21-87344                  Norcross, GA            1                1,968       1,968       0          0                  6.22%
21-87345                  Henderson, NV           1                7,017       7,017       0          0                  6.25%
         Total Other                             74              207,159     207,159       0          0                  6.00%
                                                ---             --------    --------     ---        ---                  ----
         Unallocated
            Reserve for
            Losses                                                 1,336
                                                                --------
         Total First
            Mortgage
            Loans on
            Real Estate                          74             $205,823    $207,159     $ 0        $ 0                  6.00%
                                                ===             ========    ========     ===        ===                  ====

                                                                    SCHEDULE III

AMERIPRISE CERTIFICATE COMPANY
MORTGAGE LOANS ON REAL ESTATE AND INTEREST EARNED ON MORTGAGES
YEAR ENDED DECEMBER 31, 2007
($ IN THOUSANDS)

Part 3 - Location of mortgaged properties

                                                                Amount of
                                                             principal unpaid
                                                             at end of period
                                                          ----------------------
                                              Carrying                 Subject
                                             amount of                   to        Amount of
     State in              Number   Prior    mortgages               delinquent    mortgages
  which mortgaged            of     liens    (c), (g),                interest       being
property is located         loans    (b)    (h) and (i)     Total        (d)      foreclosed
-------------------        ------   -----   -----------   --------   ----------   ----------
Arizona               AZ       3                 8,169       8,169        0             0
California            CA       2                 3,486       3,486        0             0
Colorado              CO       2                 7,524       7,524        0             0
Connecticut           CT       3                13,708      13,708        0             0
Florida               FL       6                25,088      25,088        0             0
Georgia               GA       3                 6,747       6,747        0             0
Iowa                  IA       2                 4,443       4,443        0             0
Ilinois               IL       2                 4,047       4,047        0             0
Michigan              MI       2                 5,357       5,357        0             0
Minnesota             MN       4                17,711      17,711        0             0
Missouri              MO       1                 1,550       1,550        0             0
North Carolina        NC       6                11,496      11,496        0             0
North Dakota          ND       1                 5,176       5,176        0             0
New England           NE       1                 1,068       1,068
New Jersey            NJ       1                 3,146       3,146        0             0
New Mexico            NM       1                 2,607       2,607        0             0
Nevada                NV       1                 7,017       7,017
New York              NY       1                 3,767       3,767        0             0
Ohio                  OH       3                 6,684       6,684        0             0
Oklahoma              OK       1                 1,538       1,538        0             0
Oregon                OR       2                 4,931       4,931        0             0
Pennsylvania          PA       1                 2,373       2,373        0             0
South Carolina        SC       1                   555         555        0             0
South Dakota          SD       3                 1,833       1,833        0             0
Texas                 TX      10                23,985      23,985        0             0
Utah                  UT       1                 1,600       1,600        0             0
Virginia              VA       4                 8,610       8,610        0             0
Washington            WA       5                22,244      22,244        0             0
Wisconsin             WI       1                   699         699        0             0
                             ---              --------    --------      ---           ---
Total                         74               207,159     207,159        0             0
                             ---              --------    --------      ---           ---
Unallocated Reserve
   for Losses                                    1,336
                                              --------
Total                         74              $205,823    $207,159       $0            $0
                             ===              ========    ========      ===           ===

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

(f) Information as to interest income by type and class of loan has been omitted because it is not readily available and the obtaining thereof would involve unreasonable effort and expense. In lieu thereof, the average gross interest rates (exclusive of amortization of discounts and premiums) on mortgage loans held at December 31, 2007 are shown by type and class of loan.

The average gross interest rates on mortgage loans held at December 31, 2007, 2006 and 2005 are summarized as follows:

                                                 2007       2006       2005
                                               --------   --------   --------
First mortgages:
   Insured by Federal Housing Administration    0.000%     0.000%     0.000%
   Partially guaranteed under Servicemen's
      Readjustment Act of 1944, as amended      0.000      0.000      0.000
   Other                                        6.003      0.000      6.142
                                                -----      -----      -----
      Combined average                          6.003%     0.000%     6.142%
                                                =====      =====      =====

(g) Following is a reconciliation of the carrying amount of mortgage loans for the years ended December 31, 2007, 2006 and 2005.

                                                 2007       2006       2005
                                               --------   --------   --------
Balance at beginning of period                 $265,526   $303,282   $325,416
   New loans acquired:
   Nonaffiliated companies                        6,636     28,576     25,768
   Reserve for loss reversal                      1,700                   879
                                               --------   --------   --------
      Total additions                             8,336     28,576     26,647
                                               --------   --------   --------
                                                273,862    331,858    352,063
                                               --------   --------   --------
Deductions during period:
   Collections of principal                      68,039     66,332     48,781
   Reserve for loss                                   0          0          0
                                               --------   --------   --------
      Total deductions                           68,039     66,332     48,781
                                               --------   --------   --------
Balance at end of period                       $205,823   $265,526   $303,282
                                               ========   ========   ========

(h) The aggregate cost of mortgage loans for federal income tax purposes at December 31, 2007 was $207,159.

(i) At December 31, 2007, an unallocated reserve for loss on first mortgage loans of $1,336 is recorded.

AMERIPRISE CERTIFICATE COMPANY                                        SCHEDULE V
QUALIFIED ASSETS ON DEPOSIT
DECEMBER 31, 2007
($ IN THOUSANDS)

                                                     INVESTMENT
                                                     SECURITIES
                                                --------------------
                                                 BONDS AND             MORTGAGE
                                                   NOTES      STOCKS     LOANS     OTHER
              NAME OF DEPOSITARY                    (A)        (B)        (C)       (D)        TOTAL
              ------------------                ----------   -------   --------   -------   ----------
Deposits with states or their depositories to
   meet requirements of statutes and
   agreements:
      Illinois - Secretary of
         State of Illinois                      $       52   $     0   $      0   $     0   $       52
      New Jersey - Commissioner
         of Banking and Insurance
         of New Jersey                                  50         0          0         0           50
      Pennsylvania - Treasurer
         of the State of
         Pennsylvania                                  151         0          0         0          151
      Texas - Treasurer of the
         State of Texas                                119         0          0         0          119
                                                ----------   -------   --------   -------   ----------
      Total deposits with states or their
         depositories to meet requirements of
         statues and agreements                        372         0          0         0          372
Central depository -
   Ameriprise Trust Company                      3,663,904    24,096    205,824    74,248    3,968,072
                                                ----------   -------   --------   -------   ----------
      Total                                     $3,664,276   $24,096   $205,824   $74,248   $3,968,444
                                                ==========   =======   ========   =======   ==========

Notes:

(a)  Represents amortized cost of bonds and notes.

(b)  Represents average cost of individual issues of stocks.

(c) Represents unpaid principal balance of mortgage loans less unamortized discounts and reserve for losses.

(d)  Represents cost of purchased call options and accounts payable purchased.

AMERIPRISE CERTIFICATE COMPANY                                       SCHEDULE VI
CERTIFICATE RESERVES
PART 1 - SUMMARY OF CHANGES
YEAR ENDED DECEMBER 31, 2007
($ IN THOUSANDS)

                                                                  Balance at beginning of period               Additions
                                                                 --------------------------------  --------------------------------
                                                                  Number
                                                                    of                                                      Charged
                                                     Yield       accounts    Amount                 Charged     Reserve    to other
                                                  to maturity      with        of        Amount    to profit  payments by  accounts
                                                 on an annual    security   maturity       of       and loss  certificate    (per
                  Description                    payment basis    holders     value     reserves   or income    holders     part 2)
                  -----------                  ----------------  --------  ----------  ----------  ---------  -----------  --------
Installment certificates:
   Reserves to mature:
      Series 15, includes extended maturities
   15,   " " "                                       2.40%              0  $        0  $        0   $      0    $      0   $      0
   20,   " " "                                       2.52%              0           0           0          0           0          0
   15A,  " " "                                       2.66%              0           0           0          0           0          0
   22A,  " " "                                       3.09%             70       1,867       1,745         37          14          5
   I-76, " " "                                       3.35%            173       3,857       3,341        103          62          4
   Reserve Plus Flex Payment                                            1           6           3          0           0          0
   IC-Q-Installment                                                     0           0           0          0           0          0
   IC-Q-Ins                                                            80         949         390          0          40          2
   IC-Q-Ins Emp                                                         1           6           3          0           1          0
   IC-I                                                               851      12,930       7,675          0         370        106
   IC-I-Emp                                                             9         276         817          0         392         46
   Inst                                                             9,109           0      50,812          0      14,808        910
   Inst-E                                                              50           0         319          0          76          6
   RP-Q-Installment                                                    10         106          74          0           0          1
   RP-Q-Flexible Payment                                                2          32          13          0           0          0
   RP-Q-Ins                                                             3          24           3          0           0          0
   RP-Q-Ins Emp                                                         0           0           0          0           0          0
   RP-I                                                                 4          36          32          0           2          1
   RP-I-EMP                                                             0           0           0          0           0          0
   Inst-R & RP I95                                                    285      19,352       1,500          0         437         14
   Inst-R-E                                                             7         878          21          0           5          1
                                                                  -------  ----------  ----------   --------    --------   --------
            Total                                                  10,655      40,319      66,748        140      16,207      1,096
                                                                  -------  ----------  ----------   --------    --------   --------
   Payments made in advance of certificate
      year requirements and accrued interest
      thereon:
   15, includes ext maturities                       2.00%              0           0           0          0           0          0
   20,   " " "                                       2.00%              0           0           0          0           0          0
   15A,  " " "                                       3.00%              0           0           0          0           0          0
   22A,  " " "                                       3.00%              0           0          50          1           1          0
   I-76, " " "                                       3.50%              0           0         228          8          10          0
                                                                  -------  ----------  ----------   --------    --------   --------
            Total                                                       0           0         278          9          11          0
                                                                  -------  ----------  ----------   --------    --------   --------

                                                          Deductions                Balance at close of period
                                               --------------------------------  --------------------------------
                                                                                  Number
                                                                       Credited     of
                                                              Cash     to other  accounts    Amount
                                                           surrenders  accounts    with        of        Amount
                                                            prior to     (per    security   maturity       of
                  Description                  Maturities   maturity    part 2)   holders     value     reserves
                  -----------                  ----------  ----------  --------  --------  ----------  ----------
Installment certificates:
   Reserves to mature:
      Series 15, includes extended maturities
   15,   " " "                                   $     0   $        0        $0         0  $        0  $        0
   20,   " " "                                         0            0         0         0           0           0
   15A,  " " "                                         0            0         0         0           0           0
   22A,  " " "                                       309          128       670        24         756         697
   I-76, " " "                                       538          329        49       128       2,903       2,593
   Reserve Plus Flex Payment                           0            0         0         1           6           3
   IC-Q-Installment                                    0            0         0         0           0           0
   IC-Q-Ins                                           34          183         0        55         559         214
   IC-Q-Ins Emp                                        0            0         0         1           6           3
   IC-I                                            5,824        1,565         0        86       1,207         764
   IC-I-Emp                                           15           40         0         6         216       1,200
   Inst                                            3,476       15,753         0     7,771           0      47,301
   Inst-E                                             25          135         0        44           0         241
   RP-Q-Installment                                    0            1         0        10         106          74
   RP-Q-Flexible Payment                               0            1         0         2          32          13
   RP-Q-Ins                                            0            0         0         3          24           3
   RP-Q-Ins Emp                                        0            0         0         0           0           0
   RP-I                                               18           16         0         0           0           0
   RP-I-EMP                                            0            0         0         0           0           0
   Inst-R & RP I95                                    18          231         0       256      18,380       1,702
   Inst-R-E                                            0            3         0         7         894          25
                                                 -------   ----------  --------   -------  ----------  ----------
            Total                                 10,257       18,385       719     8,394      25,089      54,833
                                                 -------   ----------  --------   -------  ----------  ----------
   Payments made in advance of certificate
      year requirements and accrued interest
      thereon:
   15, includes ext maturities                         0            0         0         0           0           0
   20,   " " "                                         0            0         0         0           0           0
   15A,  " " "                                         0            0         0         0           0           0
   22A,  " " "                                        13            2         8         0           0          30
   I-76, " " "                                        15            3         4         0           0         225
                                                 -------   ----------  --------   -------  ----------  ----------
            Total                                     28            5        12         0           0         255

                                                 -------   ----------  --------   -------  ----------  ----------


AMERIPRISE CERTIFICATE COMPANY                                       SCHEDULE VI
CERTIFICATE RESERVES
PART 1 - SUMMARY OF CHANGES
YEAR ENDED DECEMBER 31, 2007
($ IN THOUSANDS)

                                                                  Balance at beginning of period               Additions
                                                                 --------------------------------  --------------------------------
                                                                  Number
                                                                    of                                                      Charged
                                                     Yield       accounts    Amount                 Charged     Reserve    to other
                                                  to maturity      with        of        Amount    to profit  payments by  accounts
                                                 on an annual    security   maturity       of       and loss  certificate    (per
                  Description                    payment basis    holders     value     reserves   or income    holders     part 2)
                  -----------                  ----------------  --------  ----------  ----------  ---------  -----------  --------
   Additional credits and accrued interest
      thereon:
      " 15, includes ext mat                         2.50%              0           0           0          0           0          0
      " 20,   " " "                                  2.50%              0           0           0          0           0          0
      " 15A,  " " "                                  3.00%              0           0           0          0           0          0
      " 22A,  " " "                                  3.00%              0           0         382          8           0          7
      " I-76, " " "                                  3.50%              0           0         745         23           0         13
      " Res Plus Flex Pay                                               0           0           0          0           0          0
      " IC-Q-Installment                                                0           0           0          0           0          0
      " IC-Q-Ins                                                        0           0           0          2           0          0
      " IC-Q-Ins Emp                                                    0           0           0          0           0          0
      " IC-I                                                            0           0          14         95           0          0
      " IC-I-Emp                                                        0           0           1         46           0          0
      " Inst                                                            0           0          41        906           0          0
      " Inst-E                                                          0           0           0          5           0          0
      " RP-Q-Installment                                                0           0           0          1           0          0
      " RP-Q-Flexible Pay                                               0           0           0          0           0          0
      " RP-Q-Ins                                                        0           0           0          0           0          0
      " RP-Q-Ins Emp                                                    0           0           0          0           0          0
      " RP-I                                                            0           0           0          0           0          0
      " RP-I-EMP                                                        0           0           0          0           0          0
      " Inst-R                                                          0           0           1         14           0          0
      " Inst-R-E                                                        0           0           0          1           0          0
                                                                  -------  ----------  ----------   --------    --------   --------
            Total                                                       0           0       1,184      1,101           0         20
                                                                  -------  ----------  ----------   --------    --------   --------

                                                          Deductions                Balance at close of period
                                               --------------------------------  --------------------------------
                                                                                  Number
                                                                       Credited     of
                                                              Cash     to other  accounts    Amount
                                                           surrenders  accounts    with        of        Amount
                                                            prior to     (per    security   maturity       of
                  Description                  Maturities   maturity    part 2)   holders     value     reserves
                  -----------                  ----------  ----------  --------  --------  ----------  ----------
   Additional credits and accrued interest
      thereon:
      " 15, includes ext mat                           0            0         0         0           0           0
      " 20,   " " "                                    0            0         0         0           0           0
      " 15A,  " " "                                    0            0         0         0           0           0
      " 22A,  " " "                                   72           29       154         0           0         141
      " I-76, " " "                                  136           73        10         0           0         563
      " Res Plus Flex Pay                              0            0         0         0           0           0
      " IC-Q-Installment                               0            0         0         0           0           0
      " IC-Q-Ins                                       0            0         2         0           0           0
      " IC-Q-Ins Emp                                   0            0         0         0           0           0
      " IC-I                                           0            0       108         0           0           1
      " IC-I-Emp                                       0            0        46         0           0           1
      " Inst                                           0            0       912         0           0          35
      " Inst-E                                         0            0         6         0           0           0
      " RP-Q-Installment                               0            0         1         0           0           0
      " RP-Q-Flexible Pay                              0            0         0         0           0           0
      " RP-Q-Ins                                       0            0         0         0           0           0
      " RP-Q-Ins Emp                                   0            0         0         0           0           0
      " RP-I                                           0            0         1         0           0           0
      " RP-I-EMP                                       0            0         0         0           0           0
      " Inst-R                                         0            0        14         0           0           1
      " Inst-R-E                                       0            0         1         0           0           0
                                                 -------   ----------  --------   -------  ----------  ----------
            Total                                    208          102     1,255         0           0         742
                                                 -------   ----------  --------   -------  ----------  ----------

AMERIPRISE CERTIFICATE COMPANY                                       SCHEDULE VI
CERTIFICATE RESERVES
PART 1 - SUMMARY OF CHANGES
YEAR ENDED DECEMBER 31, 2007
($ IN THOUSANDS)

                                                                  Balance at beginning of period               Additions
                                                                 --------------------------------  --------------------------------
                                                                  Number
                                                                    of                                                      Charged
                                                     Yield       accounts    Amount                 Charged     Reserve    to other
                                                  to maturity      with        of        Amount    to profit  payments by  accounts
                                                 on an annual    security   maturity       of       and loss  certificate    (per
                  Description                    payment basis    holders     value     reserves   or income    holders     part 2)
                  -----------                  ----------------  --------  ----------  ----------  ---------  -----------  --------
Res for accrued 3rd year 2113 - Installment
   Prod only.                                                           0           0         870        709        (759)         0
Res for accrued 6th year 2114                                           0           0           0          0           0          0
Acc int  - default I-76  2003/2025                   3.50%              0           0           1          1           0          0
Res for add'l credits to be allowed                                     0           0           0          0           0          0
   Installment Cert-Special Add'l                                       0           0           0          0           0          0
   Credits I-76 (2105)                                                  0           0           0          0           0          0
Accrued for add'l credits to                                            0           0           0          0           0          0
   be allowed at next anni (2102)                                       0           0          11         17           0          0
Reserve for death & disab (2111)                                        0           0           0          0           0          0
Res for reconversion  (2104)                                            0           0           0          0           0          0
                                                                  -------  ----------  ----------   --------    --------   --------
         Total                                                          0           0         882        727        (759)         0
                                                                  -------  ----------  ----------   --------    --------   --------
         TOTAL INSTALLMENT CERTIFICATES                            10,655      40,319      69,092      1,977      15,459      1,116
                                                                  -------  ----------  ----------   --------    --------   --------
Fully paid certificates:
   Single-Payment certificates:
      SP 74 (C2740-10 Prod 40)                       3.50%              0           0           0          0           0          0
      SP 75 - 50                                     3.50%              0           0           0          0           0          0
      SP 76 - 60                                     3.50%              0           0           0          0           0          0
      SP 77 - 70                                     3.50%              0           0           0          0           0          0
      SP 78 - 80                                     3.50%              0           0           0          0           0          0
      SP 79 - 90                                     3.50%             21          15          15          0           0          0
      SP 80 - 100                                    3.50%              0           0           0          0           0          0
      SP 81A - 110                                   3.50%             24          10          10          0           0          0
      SP 82A - 111                                   3.50%             29          22          22          0           0          0
      SP 82B - 112                                   3.50%              0           0           0          0           0          0
      SP 83A - 113                                   3.50%              0           0           0          0           0          0
      SP 83B - 114                                   3.50%              0           0           0          0           0          0
      IC-2-84 - 115, 116, 117, 118, 119              3.50%             44          16          16          0           0          0
      IC-2-85 - 120, 121, 122, 123.124, 125,
         126, 127, 128, 129, 130                     3.50%             23         280          42          0           0          0
      IC-2-86 - 131                                  3.50%             22         208         172          0           0          5
      IC-2-87 - 132                                  3.50%             97       1,486       1,480          0           0         45
      IC-2-88 - 133                                  3.50%            177       2,470       2,512          0           0         84
      Reserve Plus Single Payment - 150                                27         122         166          0           0          5
      Cash Reserve Single Payment - 160                                 0           0           0          0           0          0
      IC-Flexible Savings (Variable Term) -
         165                                                      152,441   2,083,442   2,221,981          0     302,311     81,036
      IC-Flexible Savings Emp (VT) - 166                              342       4,286       5,989          0          46        220

                                                          Deductions                Balance at close of period
                                               --------------------------------  --------------------------------
                                                                                  Number
                                                                       Credited     of
                                                              Cash     to other  accounts    Amount
                                                           surrenders  accounts    with        of        Amount
                                                            prior to     (per    security   maturity       of
                  Description                  Maturities   maturity    part 2)   holders     value     reserves
                  -----------                  ----------  ----------  --------  --------  ----------  ----------
Res for accrued 3rd year 2113 - Installment
   Prod only.                                          0            0         0         0           0         820
Res for accrued 6th year 2114                          0            0         0         0           0           0
Acc int  - default I-76  2003/2025                     0            0         1         0           0           0
Res for add'l credits to be allowed                    0            0         0         0           0           0
   Installment Cert-Special Add'l                      0            0         0         0           0           0
   Credits I-76 (2105)                                 0            0         0         0           0           0
Accrued for add'l credits to                           0            0         0         0           0           0
   be allowed at next anni (2102)                      0            0        20         0           0           9
Reserve for death & disab (2111)                       0            0         0         0           0           0
Res for reconversion  (2104)                           0            0         0         0           0           0
                                                 -------   ----------  --------   -------  ----------  ----------
         Total                                         0            0        21         0           0         829
                                                 -------   ----------  --------   -------  ----------  ----------
         TOTAL INSTALLMENT CERTIFICATES           10,493       18,492     2,007     8,394      25,089      56,659
                                                 -------   ----------  --------   -------  ----------  ----------
Fully paid certificates:
   Single-Payment certificates:
      SP 74 (C2740-10 Prod 40)                         0            0         0         0           0           0
      SP 75 - 50                                       0            0         0         0           0           0
      SP 76 - 60                                       0            0         0         0           0           0
      SP 77 - 70                                       0            0         0         0           0           0
      SP 78 - 80                                       0            0         0         0           0           0
      SP 79 - 90                                      15            0         0         0           0           0
      SP 80 - 100                                      0            0         0         0           0           0
      SP 81A - 110                                     0            0         0         1          10          10
      SP 82A - 111                                     0            0         0         2          22          22
      SP 82B - 112                                     0            0         0         0           0           0
      SP 83A - 113                                     0            0         0         0           0           0
      SP 83B - 114                                     0            0         0         0           0           0
      IC-2-84 - 115, 116, 117, 118, 119                0            0         0         4          16          16
      IC-2-85 - 120, 121, 122, 123.124, 125,
         126, 127, 128, 129, 130                      19            0         0         2         134          22
      IC-2-86 - 131                                  124           28        19         1          76           5
      IC-2-87 - 132                                  529          517        24        33         651         455
      IC-2-88 - 133                                    0          533         0       125       1,992       2,063
      Reserve Plus Single Payment - 150                2            0         0         6         119         169
      Cash Reserve Single Payment - 160                0            0         0         0           0           0
      IC-Flexible Savings (Variable Term) -
         165                                       1,937    1,011,485         0   122,888   1,444,281   1,591,905
      IC-Flexible Savings Emp (VT) - 166               6        1,117         0       287       3,605       5,131

AMERIPRISE CERTIFICATE COMPANY                                       SCHEDULE VI
CERTIFICATE RESERVES
PART 1 - SUMMARY OF CHANGES
YEAR ENDED DECEMBER 31, 2007
($ IN THOUSANDS)

                                                                  Balance at beginning of period               Additions
                                                                 --------------------------------  --------------------------------
                                                                  Number
                                                                    of                                                      Charged
                                                     Yield       accounts    Amount                 Charged     Reserve    to other
                                                  to maturity      with        of        Amount    to profit  payments by  accounts
                                                 on an annual    security   maturity       of       and loss  certificate    (per
                  Description                    payment basis    holders     value     reserves   or income    holders     part 2)
                  -----------                  ----------------  --------  ----------  ----------  ---------  -----------  --------
      IC-Preferred Investors - 250                                     10      12,236      12,569          0       4,039        561
      IC-Investors - 201, 202,203                                       1         404         515          0           0          2
      IC-Special Deposits U.K. - 204                                    1       2,856       3,118          0           0         39
      IC-Special Deposits HONG KONG - 205                               0           0           0          0           0          0
      IC-1-84 - 170, 171,172,173,174                                    1           1           3          0           0          0
      Cash Reserve Variable Payment - 660                               0           0           0          0           0          0
      Cash Reserve Variable PMT-3mo. - 662                         34,639     242,740     250,952          0     140,085      6,955
      IC-Future Value - 155                                            10          22          22          0           0          0
      IC-Future Value Emp - 156                                         0           0           0          0           0          0
      IC-Stock Market - 180                                        63,007     353,625     410,899          0      63,601     23,403
      IC-MSC - 181                                                 23,923     370,998     402,102          0      53,621     22,068
      IC-EISC - 185                                                     3           5           6          0           0          0
      IC-AEBI Stock Market - 301, 302, 303,
         304,305                                                        4         687         733          0           0         38
                                                                  -------  ----------  ----------   --------    --------   --------
            Total                                                 274,846   3,075,931   3,313,324          0     563,703    134,461
                                                                  -------  ----------  ----------   --------    --------   --------
   Additional credits and accrued interest
      thereon:
      SP 74 (2030/1 4022)                            3.50%              0           0           0          0           0          0
      SP 75                                          3.50%              0           0           0          0           0          0
      SP 76                                          3.50%              0           0           0          0           0          0
      SP 77                                          3.50%              0           0           0          0           0          0
      SP 78                                          3.50%              0           0           0          0           0          0
      SP 79                                          3.50%              0           0          15          0           0          0
      SP 80                                          3.50%              0           0           0          0           0          0
      SP 81A                                         3.50%              0           0           8          0           0          0
      SP 82A                                         3.50%              0           0          19          0           0          0
      SP 82B                                         3.50%              0           0           0          0           0          0
      SP 83A                                         3.50%              0           0           0          0           0          0
      SP 83B                                         3.50%              0           0           0          0           0          0
      IC-2-84                                        3.50%              0           0          10          0           0          0
      IC-2-85                                        3.50%              0           0           0          0           0          0
      IC-2-86                                        3.50%              0           0           4          1           0          0
      IC-2-87                                        3.50%              0           0          28         35           0          0
      IC-2-88                                        3.50%              0           0          48         80           0          0
      Reserve Plus SP 2004-4061                                         0           0           0          5           0          0
      Cash Reserve SP                                                   0           0           0          0           0          0
      IC-Flexible Savings                                               0           0       4,027     85,820           0          0
      IC-Preferred Investors                                            0           0          19        609           0          0

                                                          Deductions                Balance at close of period
                                               --------------------------------  --------------------------------
                                                                                  Number
                                                                       Credited     of
                                                              Cash     to other  accounts    Amount
                                                           surrenders  accounts    with        of        Amount
                                                            prior to     (per    security   maturity       of
                  Description                  Maturities   maturity    part 2)   holders     value     reserves
                  -----------                  ----------  ----------  --------  --------  ----------  ----------
      IC-Preferred Investors - 250                     0        5,815         0         7      11,096      11,353
      IC-Investors - 201, 202,203                      0          517         0         0           0           0
      IC-Special Deposits U.K. - 204                   0        3,157         0         0           0           0
      IC-Special Deposits HONG KONG - 205              0            0         0         0           0           0
      IC-1-84 - 170, 171,172,173,174                   0            0         0         1           1           3
      Cash Reserve Variable Payment - 660              0            0         0         0           0           0
      Cash Reserve Variable PMT-3mo. - 662           253      234,314         0    28,479     155,546     163,424
      IC-Future Value - 155                           11            2         0         3           9           9
      IC-Future Value Emp - 156                        0            0         0         0           0           0
      IC-Stock Market - 180                        3,552       97,301         0    56,823     335,103     397,050
      IC-MSC - 181                                     0       77,423         0    22,665     359,205     400,368
      IC-EISC - 185                                    0            6         0         0           0           0
      IC-AEBI Stock Market - 301, 302, 303,
         304,305                                       0          771         0         0           0           0
                                                 -------   ----------  --------   -------  ----------  ----------
            Total                                  6,448    1,432,986        43   231,327   2,311,866   2,572,005
                                                 -------   ----------  --------   -------  ----------  ----------
   Additional credits and accrued interest
      thereon:
      SP 74 (2030/1 4022)                              0            0         0         0           0           0
      SP 75                                            0            0         0         0           0           0
      SP 76                                            0            0         0         0           0           0
      SP 77                                            0            0         0         0           0           0
      SP 78                                            0            0         0         0           0           0
      SP 79                                           15            0         0         0           0           0
      SP 80                                            0            0         0         0           0           0
      SP 81A                                           0            0         0         0           0           8
      SP 82A                                           0            0         0         0           0          19
      SP 82B                                           0            0         0         0           0           0
      SP 83A                                           0            0         0         0           0           0
      SP 83B                                           0            0         0         0           0           0
      IC-2-84                                          0            0         0         0           0          10
      IC-2-85                                          0            0         0         0           0           0
      IC-2-86                                          0            0         5         0           0           0
      IC-2-87                                          0            7        44         0           0          13
      IC-2-88                                          0            6        82         0           0          40
      Reserve Plus SP 2004-4061                        0            0         5         0           0           0
      Cash Reserve SP                                  0            0         0         0           0           0
      IC-Flexible Savings                              0        5,843    81,104         0           0       2,899
      IC-Preferred Investors                           0           54       561         0           0          13

AMERIPRISE CERTIFICATE COMPANY                                       SCHEDULE VI
CERTIFICATE RESERVES
PART 1 - SUMMARY OF CHANGES
YEAR ENDED DECEMBER 31, 2007
($ IN THOUSANDS)

                                                                  Balance at beginning of period               Additions
                                                                 --------------------------------  --------------------------------
                                                                  Number
                                                                    of                                                      Charged
                                                     Yield       accounts    Amount                 Charged     Reserve    to other
                                                  to maturity      with        of        Amount    to profit  payments by  accounts
                                                 on an annual    security   maturity       of       and loss  certificate    (per
                  Description                    payment basis    holders     value     reserves   or income    holders     part 2)
                  -----------                  ----------------  --------  ----------  ----------  ---------  -----------  --------
      IC-FS-EMP                                                         0           0          10        252           0          0
      IC-Investors                                                      0           0           0          2           0          0
      IC-Special Deposits U.K.                                          0           0          10         29           0          0
      IC-Special Deposits HONG KONG                                     0           0           0          0           0          0
      IC-1-84 - 2013-4061                                               0           0           0          0           0          0
      Cash Reserve VP 2004-4061                                         0           0           0          0           0          0
      Cash Reserve Variable Payment-3mo.                                0           0         802      7,338        (622)         0
      IC-Future Value                                                   0           0          27          1           0          0
      IC-Future Value Emp                                               0           0           0          0           0          0
IC-Stk Mkt, 2004/16/31-4000/16                                          0           0         848      1,231           0          0
IC-MSC                                                                  0           0         264      2,006           0          0
IC - EISC                                                               0           0           0          0           0          0
IC-AEBI Stk Mkt 2004/31/19-4000/16                                      0           0           1          0           0          0
                                                                  -------  ----------  ----------   --------    --------   --------
            Total                                                       0           0       6,140     97,409        (622)         0
                                                                  -------  ----------  ----------   --------    --------   --------
   Accrued for additional credits to be
      allowed at next anniversaries:
      SP 74 (2102-4070)                                                 0           0           0          0           0          0
      SP 75                                                             0           0           0         (1)          0          0
      SP 76                                                             0           0           0          0           0          0
      SP 77                                                             0           0           0          0           0          0
      SP 78                                                             0           0           0          0           0          0
      SP 79                                                             0           0           0          0           0          0
      SP 80                                                             0           0           0          0           0          0
      SP 81A                                                            0           0           0          0           0          0
      SP 82A                                                            0           0           0          0           0          0
      SP 82B                                                            0           0           0          0           0          0
      SP 83A                                                            0           0           0          0           0          0
      SP 83B                                                            0           0           0          0           0          0
      IC-2-84 - 2019-4061                                               0           0           0          0           0          0
      IC-2-85                                                           0           0           0          0           0          0
      IC-2-86                                                           0           0           0          0           0          0
      IC-2-87                                                           0           0           0          1           0          0
      IC-2-88                                                           0           0           1          2           0          0

                                                          Deductions                Balance at close of period
                                               --------------------------------  --------------------------------
                                                                                  Number
                                                                       Credited     of
                                                              Cash     to other  accounts    Amount
                                                           surrenders  accounts    with        of        Amount
                                                            prior to     (per    security   maturity       of
                  Description                  Maturities   maturity    part 2)   holders     value     reserves
                  -----------                  ----------  ----------  --------  --------  ----------  ----------
      IC-FS-EMP                                        0           34       220         0           0           9
      IC-Investors                                     0            0         2         0           0           0
      IC-Special Deposits U.K.                         0            0        39         0           0           0
      IC-Special Deposits HONG KONG                    0            0         0         0           0           0
      IC-1-84 - 2013-4061                              0            0         0         0           0           0
      Cash Reserve VP 2004-4061                        0            0         0         0           0           0
      Cash Reserve Variable Payment-3mo.               0           56     6,957         0           0         506
      IC-Future Value                                 15            2         0         0           0          11
      IC-Future Value Emp                              0            0         0         0           0           0
IC-Stk Mkt, 2004/16/31-4000/16                         0           99     1,182         0           0         798
IC-MSC                                                 0           10     2,018         0           0         241
IC - EISC                                              0            0         0         0           0           0
IC-AEBI Stk Mkt 2004/31/19-4000/16                     0            0         1         0           0           0
                                                 -------   ----------  --------   -------  ----------  ----------
            Total                                     30        6,111    92,220         0           0       4,567
                                                 -------   ----------  --------   -------  ----------  ----------
   Accrued for additional credits to be
      allowed at next anniversaries:
      SP 74 (2102-4070)                                0            0         0         0           0           0
      SP 75                                            0            0         0         0           0          (1)
      SP 76                                            0            0         0         0           0           0
      SP 77                                            0            0         0         0           0           0
      SP 78                                            0            0         0         0           0           0
      SP 79                                            0            0         0         0           0           0
      SP 80                                            0            0         0         0           0           0
      SP 81A                                           0            0         0         0           0           0
      SP 82A                                           0            0         0         0           0           0
      SP 82B                                           0            0         0         0           0           0
      SP 83A                                           0            0         0         0           0           0
      SP 83B                                           0            0         0         0           0           0
      IC-2-84 - 2019-4061                              0            0         0         0           0           0
      IC-2-85                                          0            0         0         0           0           0
      IC-2-86                                          0            0         0         0           0           0
      IC-2-87                                          0            0         1         0           0           0
      IC-2-88                                          0            0         2         0           0           1

AMERIPRISE CERTIFICATE COMPANY                                       SCHEDULE VI
CERTIFICATE RESERVES
PART 1 - SUMMARY OF CHANGES
YEAR ENDED DECEMBER 31, 2007
($ IN THOUSANDS)

                                                                  Balance at beginning of period               Additions
                                                                 --------------------------------  --------------------------------
                                                                  Number
                                                                    of                                                      Charged
                                                     Yield       accounts    Amount                 Charged     Reserve    to other
                                                  to maturity      with        of        Amount    to profit  payments by  accounts
                                                 on an annual    security   maturity       of       and loss  certificate    (per
                  Description                    payment basis    holders     value     reserves   or income    holders     part 2)
                  -----------                  ----------------  --------  ----------  ----------  ---------  -----------  --------
      IC-Stock Mkt - 2019/31-4061 SEC 5 from
         C2785-81                                                       0           0           0          0           0          0
      IC-Market Strategy Certificate (SEC 5
         from c2785-81)                                                 0           0      19,449      7,258           0          0
      IC-EISC                                                           0           0      18,132      6,527           0          0
      IC-AEBI Stock Market                                              0           0           0          0           0          0
                                                                        0           0           0          0           0          0
                                                                        0           0          37          0           0          0
                                                                  -------  ----------  ----------   --------    --------   --------
            Total                                                       0           0      37,619     13,787           0          0
                                                                  -------  ----------  ----------   --------    --------   --------
         TOTAL SINGLE PAYMENT - NON QUALIFIED                     274,846   3,075,931   3,357,083    111,196     563,081    134,461
                                                                  -------  ----------  ----------   --------    --------   --------
   R Series Single-Payment certificates:
      R-76 - 900                                     3.50%              2           8           8          0           0          0
      R-77 - 910                                     3.50%             15         216         205          0           0          1
      R-78 - 911                                     3.50%             21         131         140          0           0          5
      R-79 - 912                                     3.50%             37         227         219          0           0          8
      R-80 - 913                                     3.50%             26         153         148          0           0          5
      R-81 - 914                                     3.50%             11          72          62          0           0          2
      R-82A - 915                                    3.50%             73         476         376          0           0         11
      RP-Q - 916                                                      112         166         455          0           0         14
      R-II - 920                                     3.50%             43         332         198          0           0          7
      RP-2-84 - 921, 922, 923, 924, 925              3.50%             12         166          15          0           0          0
      RP-2-85 - 926, 927, 928, 929, 930, 931,
         932, 933, 934, 935, 936                     3.50%              0           0          (0)         0           0          0
      RP-2-86 - 937                                  3.50%              7          21          25          0           0          1
      RP-2-87 - 938                                  3.50%             31         235         210          0           0          7
      RP-2-88 - 939                                  3.50%             28         128         142          0           0          5
      Cash Reserve RP - 970                                             0           0           0          0           0          0
      RP-Flexible Savings - 971                                    48,151     881,150     931,850          1     160,405     37,458
      RP-Preferred Investors - 950                                      1         441         541          0           0         27
      Cash Reserve RP-3 mo. - 972                                   4,817      43,612      44,663          0      37,223      1,315
      RP-Flexible Savings Emp - 973                                   146       1,644       2,335          0           8         91
      RP-Future Value - 975                                             7         176         176          2           0          0
      RP-Future Value Emp - 976                                         2          59          59          0           0          0
      RP-Stock Market - 960                                        11,885     120,651     134,589         (1)     26,338      7,920
      Market Strategy Cert - 961 (section 1-6
         from Report 2785-81-RP-STOCK-VB
         2001)                                                      4,004     101,409     109,083          0      18,054      6,026
      D-1 - sum of SERIES D on Summary page -
         400 + 990-993                                                 71       5,421       6,840          0          75        278
                                                                  -------  ----------  ----------   --------    --------   --------
            Total                                                  69,502   1,156,894   1,232,339          2     242,103     53,181
                                                                  -------  ----------  ----------   --------    --------   --------

                                                          Deductions                Balance at close of period
                                               --------------------------------  --------------------------------
                                                                                  Number
                                                                       Credited     of
                                                              Cash     to other  accounts    Amount
                                                           surrenders  accounts    with        of        Amount
                                                            prior to     (per    security   maturity       of
                  Description                  Maturities   maturity    part 2)   holders     value     reserves
                  -----------                  ----------  ----------  --------  --------  ----------  ----------
      IC-Stock Mkt - 2019/31-4061 SEC 5 from
         C2785-81                                      0            0         0         0           0           0
      IC-Market Strategy Certificate (SEC 5
         from c2785-81)                                0          563    22,250         0           0       3,895
      IC-EISC                                          0          663    20,073         0           0       3,922
      IC-AEBI Stock Market                             0            0         0         0           0           0
                                                       0            0         0         0           0           0
                                                       0            0        37         0           0           0
                                                 -------   ----------  --------   -------  ----------  ----------
            Total                                      0        1,226    42,363         0           0       7,817
                                                 -------   ----------  --------   -------  ----------  ----------
         TOTAL SINGLE PAYMENT - NON QUALIFIED      6,478    1,440,323   134,626   231,327   2,311,866   2,584,389
                                                 -------   ----------  --------   -------  ----------  ----------
   R Series Single-Payment certificates:
      R-76 - 900                                       0            6         0         1           2           2
      R-77 - 910                                       0          166         0         9          83          40
      R-78 - 911                                       0            9         0        20         123         136
      R-79 - 912                                       0           48         0        31         167         179
      R-80 - 913                                       0           17         0        21         136         136
      R-81 - 914                                       0            1         0        10          71          63
      R-82A - 915                                      0          162         0        56         281         225
      RP-Q - 916                                       0           55         0       100         147         414
      R-II - 920                                       0           42         0        36         266         163
      RP-2-84 - 921, 922, 923, 924, 925                0            0         0         3         166          15
      RP-2-85 - 926, 927, 928, 929, 930, 931,
         932, 933, 934, 935, 936                       0            0         0         0           0           0
      RP-2-86 - 937                                   21            0         5         0           4           0
      RP-2-87 - 938                                  117            7         3        19         141          90
      RP-2-88 - 939                                    0           30         0        22         102         117
      Cash Reserve RP - 970                            0            0         0         0           0           0
      RP-Flexible Savings - 971                      366      371,358         0    41,419     697,284     757,989
      RP-Preferred Investors - 950                     0            0         0         1         441         568
      Cash Reserve RP-3 mo. - 972                     14       53,266         0     3,965      28,669      29,921
      RP-Flexible Savings Emp - 973                   11          502         0       120       1,266       1,920
      RP-Future Value - 975                          149           29         0         0           0           0
      RP-Future Value Emp - 976                       59            0         0         0           0           0
      RP-Stock Market - 960                          362       33,336         0    11,227     118,957     135,148
      Market Strategy Cert - 961 (section 1-6
         from Report 2785-81-RP-STOCK-VB
         2001)                                         0       18,492         0     3,937     103,928     114,671
      D-1 - sum of SERIES D on Summary page -
         400 + 990-993                                 0          812         0        65       5,020       6,381
                                                 -------   ----------  --------   -------  ----------  ----------
            Total                                  1,099      478,338         8    61,062     957,254   1,048,178
                                                 -------   ----------  --------   -------  ----------  ----------

AMERIPRISE CERTIFICATE COMPANY                                       SCHEDULE VI
CERTIFICATE RESERVES
PART 1 - SUMMARY OF CHANGES
YEAR ENDED DECEMBER 31, 2007
($ IN THOUSANDS)

                                                                  Balance at beginning of period               Additions
                                                                 --------------------------------  --------------------------------
                                                                  Number
                                                                    of                                                      Charged
                                                     Yield       accounts    Amount                 Charged     Reserve    to other
                                                  to maturity      with        of        Amount    to profit  payments by  accounts
                                                 on an annual    security   maturity       of       and loss  certificate    (per
                  Description                    payment basis    holders     value     reserves   or income    holders     part 2)
                  -----------                  ----------------  --------  ----------  ----------  ---------  -----------  --------
   Additional Interest on R-Series Single
      Payment Reserves:
      R-76                                           3.50%              0           0           0          0           0          0
      R-77                                           3.50%              0           0           1          5           0          0
      R-78                                           3.50%              0           0           3          5           0          0
      R-79                                           3.50%              0           0           5          7           0          0
      R-80                                           3.50%              0           0           4          5           0          0
      R-81                                           3.50%              0           0           1          2           0          0
      R-82A                                          3.50%              0           0          11         10           0          0
      RP-Q                                                              0           0           0         14           0          0
      R-II                                           3.50%              0           0           4          7           0          0
      RP-2-84                                        3.50%              0           0           0          0           0          0
      RP-2-85                                        3.50%              0           0           0          0           0          0
      RP-2-86                                        3.50%              0           0           1          0           0          0
      RP-2-87                                        3.50%              0           0           4          6           0          0
      RP-2-88                                        3.50%              0           0           2          5           0          0
      Cash Reserve RP                                                   0           0           0          0           0          0
      RP-Flexible Savings                                               0           0       1,698     38,582           0          0
      RP-Preferred Investors                                            0           0           1         27           0          0
      Cash Reserve RP-3 mo. Plus                                        0           0         137      1,406        (120)         0
      RP-Flexible Savings Emp                                           0           0           4         95           0          0
      RP-Future Value                                                   0           0         238          4           0          0
      RP-Future Value Emp                                               0           0          53          2           0          0
      RP-Stock Market                                                   0           0         243        351           0          0
      Market Strategy Cert (2785-81 RP-STOCK
         VB 2004/4000 & 2016/2031/4016)                                 0           0          76        560           0          0
      D-1 - 400                                                                                 1        318           0          0
                                                                  -------  ----------  ----------   --------    --------   --------
            Total                                                       0           0       2,487     41,411        (120)         0
                                                                  -------  ----------  ----------   --------    --------   --------

                                                          Deductions                Balance at close of period
                                               --------------------------------  --------------------------------
                                                                                  Number
                                                                       Credited     of
                                                              Cash     to other  accounts    Amount
                                                           surrenders  accounts    with        of        Amount
                                                            prior to     (per    security   maturity       of
                  Description                  Maturities   maturity    part 2)   holders     value     reserves
                  -----------                  ----------  ----------  --------  --------  ----------  ----------
   Additional Interest on R-Series Single
      Payment Reserves:
      R-76                                             0            0         0         0           0           0
      R-77                                             0            4         1         0           0           1
      R-78                                             0            0         5         0           0           3
      R-79                                             0            1         8         0           0           4
      R-80                                             0            0         5         0           0           4
      R-81                                             0            0         2         0           0           1
      R-82A                                            0            3        11         0           0           7
      RP-Q                                             0            0        14         0           0           0
      R-II                                             0            0         7         0           0           4
      RP-2-84                                          0            0         0         0           0           0
      RP-2-85                                          0            0         0         0           0           0
      RP-2-86                                          0            0         1         0           0           0
      RP-2-87                                          0            0         7         0           0           3
      RP-2-88                                          0            0         5         0           0           2
      Cash Reserve RP                                  0            0         0         0           0           0
      RP-Flexible Savings                              0        1,441    37,458         0           0       1,382
      RP-Preferred Investors                           0            0        27         0           0           1
      Cash Reserve RP-3 mo. Plus                       0           11     1,315         0           0          96
      RP-Flexible Savings Emp                          0            5        91         0           0           4
      RP-Future Value                                221           21         0         0           0           0
      RP-Future Value Emp                             55            0         0         0           0           0
      RP-Stock Market                                  0           26       337         0           0         232
      Market Strategy Cert (2785-81 RP-STOCK
         VB 2004/4000 & 2016/2031/4016)                0            1       562         0           0          73
      D-1 - 400                                        0           41       278        21          82           0
                                                 -------   ----------  --------   -------  ----------  ----------
            Total                                    276        1,554    40,134        21          82       1,817
                                                 -------   ----------  --------   -------  ----------  ----------

AMERIPRISE CERTIFICATE COMPANY                                       SCHEDULE VI
CERTIFICATE RESERVES
PART 1 - SUMMARY OF CHANGES
YEAR ENDED DECEMBER 31, 2007
($ IN THOUSANDS)

                                                                  Balance at beginning of period               Additions
                                                                 --------------------------------  --------------------------------
                                                                  Number
                                                                    of                                                      Charged
                                                     Yield       accounts    Amount                 Charged     Reserve    to other
                                                  to maturity      with        of        Amount    to profit  payments by  accounts
                                                 on an annual    security   maturity       of       and loss  certificate    (per
                  Description                    payment basis    holders     value     reserves   or income    holders     part 2)
                  -----------                  ----------------  --------  ----------  ----------  ---------  -----------  --------
   Accrued for additional credits to be
      allowed at next anniversaries:
      RP-Stock Market                                                               0       6,629      2,388           0          0
      Market Strategy Cert (C2785-81
         2019/2102/4061)                                                0           0       4,941      1,786           0          0
                                                                  -------  ----------  ----------   --------    --------   --------
            Total                                                       0           0      11,570      4,174           0          0
                                                                  -------  ----------  ----------   --------    --------   --------
         TOTAL SINGLE PAYMENT - QUALIFIED                          69,502   1,156,894   1,246,396     45,586     241,983     53,181
                                                                  -------  ----------  ----------   --------    --------   --------
   Paid-up certificates:
      Series 15 and 20                               3.25%              0           0           0          0           0          0
      " 15A and 22A                                  3.50%              0           0       1,070         29           0         60
      " I-76 - 640                                   3.50%              0           0       2,159         64           0         35
                                                                  -------  ----------  ----------   --------    --------   --------
            Total                                                       0           0       3,229         93           0         95
                                                                  -------  ----------  ----------   --------    --------   --------
   Additional credits and accrued interest
      thereon:
      Series 15 and 20                               2.50%              0           0           0          0           0          0
      " 15A and 22A                                  3.00%              0           0          16          0           0          0
      " I-76                                         3.50%              0           0         169          5           0          0
                                                                  -------  ----------  ----------   --------    --------   --------
         Total                                                          0           0         185          5           0          0
                                                                  -------  ----------  ----------   --------    --------   --------
   Accrued for additional credits to be
      allowed at next anniversaries                                     0           0           0          0           0          0
                                                                  -------  ----------  ----------   --------    --------   --------
            Total paid-up                                               0           0       3,414         98           0         95
                                                                  -------  ----------  ----------   --------    --------   --------

                                                          Deductions                Balance at close of period
                                               --------------------------------  --------------------------------
                                                                                  Number
                                                                       Credited     of
                                                              Cash     to other  accounts    Amount
                                                           surrenders  accounts    with        of        Amount
                                                            prior to     (per    security   maturity       of
                  Description                  Maturities   maturity    part 2)   holders     value     reserves
                  -----------                  ----------  ----------  --------  --------  ----------  ----------
   Accrued for additional credits to be
      allowed at next anniversaries:
      RP-Stock Market                                  0          139     7,583                     0       1,295
      Market Strategy Cert (C2785-81
         2019/2102/4061)                               0          207     5,464         0           0       1,057
                                                 -------   ----------  --------   -------  ----------  ----------
            Total                                      0          345    13,047         0           0       2,352
                                                 -------   ----------  --------   -------  ----------  ----------
         TOTAL SINGLE PAYMENT - QUALIFIED          1,375      480,237    53,189    61,083     957,336   1,052,347
                                                 -------   ----------  --------   -------  ----------  ----------
   Paid-up certificates:
      Series 15 and 20                                 0            0         0         0           0           0
      " 15A and 22A                                  141          193       345         0           0         480
      " I-76 - 640                                   267          410         0         0           0       1,582
                                                 -------   ----------  --------   -------  ----------  ----------
            Total                                    408          603       345         0           0       2,062
                                                 -------   ----------  --------   -------  ----------  ----------
   Additional credits and accrued interest
      thereon:
      Series 15 and 20                                 0            0         0         0           0           0
      " 15A and 22A                                    4            1         6        26         491           5
      " I-76                                          25            7         0       324       1,733         143
                                                 -------   ----------  --------   -------  ----------  ----------
         Total                                        29            8         6       350       2,224         148
                                                 -------   ----------  --------   -------  ----------  ----------
   Accrued for additional credits to be
      allowed at next anniversaries                    0            0         0         0           0           0
                                                 -------   ----------  --------   -------  ----------  ----------
            Total paid-up                            437          611       351       350       2,224       2,210
                                                 -------   ----------  --------   -------  ----------  ----------

AMERIPRISE CERTIFICATE COMPANY                                       SCHEDULE VI
CERTIFICATE RESERVES
PART 1 - SUMMARY OF CHANGES
YEAR ENDED DECEMBER 31, 2007
($ IN THOUSANDS)

                                                                  Balance at beginning of period               Additions
                                                                 --------------------------------  --------------------------------
                                                                  Number
                                                                    of                                                      Charged
                                                     Yield       accounts    Amount                 Charged     Reserve    to other
                                                  to maturity      with        of        Amount    to profit  payments by  accounts
                                                 on an annual    security   maturity       of       and loss  certificate    (per
                  Description                    payment basis    holders     value     reserves   or income    holders     part 2)
                  -----------                  ----------------  --------  ----------  ----------  ---------  -----------  --------
   Optional settlement certificates:
Series  IST&G                                       3.00%               0           0           0          0           0          0
Other series and conversions from Single       Source 2740-10:
                                                   Options              0           0           0          0           0          0
   Payment certificates                        2.50%-3.00%-3.5%         0           0           0          0           0          0
Series R-76 thru R-82A - Prod 900                   3.00%               0           0      56,896      1,678           0      1,318
Series R-II & RP-2-84 thru 88 - Prod 921             3.50               0           0           6          0           0          0
Reserve Plus Single-Payment (Prod 150)                                  0           0          54          2           0          8
Reserve Plus Flex-Pay & IC-Q-Inst (Prod 650,
   651, 652)                                                            0           0          97          3           0          0
Series R-Installment (Prod 980, 981,982)                                0           0          44          0           0          0
Series R-Single-Payment (Prod 133)                                     25         161          49          0           0          0
Add'l credits and accrued int. thereon           2.50%-3.00%            0           0       5,317        146           0         37
Add'l credits and accrued int. thereon-IST&G     2.50%-3.00%            0           0           0          0           0          0
Accrued for additional credits to be allowed                            0           0           4        124           0          0
   at next anniversaries                                                0           0           0          0           0          0
Accrued for additional credits to be allowed                            0           0           0          0           0          0
   at next anniversaries-R-76-R-82A & R-II                              0           0           0          0           0          0
Accrued for additional credits to be allowed                            0           0           0          0           0          0
   at next anniversaries-IST&G
                                                                  -------  ----------  ----------   --------    --------   --------
            Total optional settlement                                  25         161      62,467      1,953           0      1,363
                                                                  -------  ----------  ----------   --------    --------   --------
Due to unlocated cert holders                                           0           0          30          0           0         50
                                                                  -------  ----------  ----------   --------    --------   --------
            Total certificate reserves                            355,028  $4,273,305  $4,738,483   $160,811    $820,523   $190,266
                                                                  -------  ----------  ----------   --------    --------   --------

                                                          Deductions                Balance at close of period
                                               --------------------------------  --------------------------------
                                                                                  Number
                                                                       Credited     of
                                                              Cash     to other  accounts    Amount
                                                           surrenders  accounts    with        of        Amount
                                                            prior to     (per    security   maturity       of
                  Description                  Maturities   maturity    part 2)   holders     value     reserves
                  -----------                  ----------  ----------  --------  --------  ----------  ----------
   Optional settlement certificates:
Series  IST&G                                          0            0         0         0           0           0
Other series and conversions from Single
                                                       0            0         0         0           0           0
   Payment certificates                                0            0         0         0           0           0
Series R-76 thru R-82A - Prod 900                  2,501        4,708         0         0           0      52,683
Series R-II & RP-2-84 thru 88 - Prod 921               3            0         0         0           0           3
Reserve Plus Single-Payment (Prod 150)                 4            0         0         0           0          60
Reserve Plus Flex-Pay & IC-Q-Inst (Prod 650,
   651, 652)                                           3            7         0         0           0          89
Series R-Installment (Prod 980, 981,982)               0            9         0         0           0          35
Series R-Single-Payment (Prod 133)                     4            3         0         0           0          43
Add'l credits and accrued int. thereon               262          469       132         0           0       4,636
Add'l credits and accrued int. thereon-IST&G           0            0         0         0           0           0
Accrued for additional credits to be allowed           0            0        39         0           0          89
   at next anniversaries                               0            0         0         0           0           0
Accrued for additional credits to be allowed           0            0         0         0           0           0
   at next anniversaries-R-76-R-82A & R-II             0            0         0         0           0           0
Accrued for additional credits to be allowed           0            0         0         0           0           0
   at next anniversaries-IST&G
                                                 -------   ----------  --------   -------  ----------  ----------
            Total optional settlement              2,777        5,196       171         0           0      57,638
                                                 -------   ----------  --------   -------  ----------  ----------
Due to unlocated cert holders                          0            1        12         0           0          67
                                                 -------   ----------  --------   -------  ----------  ----------
            Total certificate reserves           $21,560   $1,944,860  $190,356   301,154  $3,296,515  $3,753,310
                                                 -------   ----------  --------   -------  ----------  ----------

CERTIFICATE RESERVES
PART 2 - DESCRIPTIONS OF ADDITIONS TO RESERVES CHARGED TO OTHER
ACCOUNTS AND DEDUCTIONS FROM RESERVES CREDITED TO OTHER ACCOUNTS
DECEMBER 31, 2007
($ IN THOUSANDS)

Additional credits on installment certificates and
   accrued interest thereon:
   Other additions represent:
      Transfers from accruals for additional credits to be allowed at next anniversaries   $    20
      Reconversions of paid-up certificates-charged to paid-up reserves                          9
      Transfers from maturities to extended maturities, additional credits/interest
         and advance payments                                                                1,087
                                                                                           -------
                                                                                           $ 1,116
                                                                                           =======
   Other deductions represent:
      Transfers to reserves on a quarterly basis for Reserve Plus Flexible-
         Payment, IC-Q-Installment and R-Flexible-Payment                                  $ 1,088
      Conversions to optional settlement certificates-credited to optional
         settlement reserves                                                                   788
      Conversions to paid-up certificates-credited to paid-up reserves                          98
      Transfers to extended maturities at maturity                                               0
                                                                                           -------
                                                                                           $ 1,974
                                                                                           =======
Accrual for additional credits to be allowed on installment
   certificates at next anniversaries:
      Other deductions represent:
      Transfers to reserves for additional credits on installment certificates             $    13
                                                                                           =======
Reserve for death and disability refund options:
   Other deductions represent:
      Payments, in excess of installment reserves, made to certificate holders
         who exercised the death and disability refund options.                            $     0
                                                                                           =======
Reserve for reconversions of paid-up certificates:
   The amount shown as charged to profit and loss has been deducted from
      reserve recoveries in the accompanying Statement of Operations                       $     0
                                                                                           =======
   Other deductions represent:
      Amounts credited to installment certificate reserves to mature, on
      reconversions of paid-up certificates.                                               $     9
                                                                                           =======
Paid-up certificates:
   Other additions represent:
      Conversions from installment certificates (charged to installment reserves
         less surrender charges)                                                           $    96
      Transfers from accrual for additional credits to be allowed at next
         anniversaries                                                                           0
                                                                                           -------
                                                                                           $    96
                                                                                           =======
   Other deductions represent:
      Transfers credited to installment reserves on reconversions to installment
         certificates                                                                      $     0
      Transfers for accrual for additional credits and accrued interest thereon                  0
      Transfers to settlement options                                                          351
                                                                                           -------
                                                                                           $   351
                                                                                           =======

CERTIFICATE RESERVES
PART 2 - DESCRIPTIONS OF ADDITIONS TO RESERVES CHARGED TO OTHER
ACCOUNTS AND DEDUCTIONS FROM RESERVES CREDITED TO OTHER ACCOUNTS
DECEMBER 31, 2007
($ IN THOUSANDS)

Default interest on installment certificates:
   Other additions represent:
      Reconversions  of paid-up certificates charged to paid-up reserves                   $      0
                                                                                           ========
   Other deductions represent:
      Conversions to paid-up certificates - credited to paid-up reserves                   $      0
      Transfers to advance payments as late payments are credited to certificates                 1
                                                                                           --------
                                                                                           $      1
                                                                                           ========
Optional settlement certificates:
   Other additions represent:
      Transfers from installment certificate reserves (less surrender charges), single-payment and Series D certificate reserves upon election of
         optional settlement privileges                                                    $    975
      Transfers from paid-up certificate reserves                                               351
      Transfers from accruals for additional credits to be allowed at next anniversaries         37
                                                                                           --------
                                                                                           $  1,363
                                                                                           ========
   Other deductions represent:
      Transfers to reserve for additional credits and accrued interest thereon             $     39
      Transfers to optional settlement reserves                                                 132
                                                                                           --------
                                                                                           $    171
                                                                                           ========
Single-Payment certificates:
   Other additions represent:
      Transfers from accruals for additional credits to be allowed at next anniversaries   $      0
      Transfers from accruals on a quarterly basis on:                                            0
         Reserve Plus Single-Payment                                                              0
         Cash Reserve Single-Payment                                                              0
         Flexible Savings                                                                    81,035
         Flexible Savings-Emp                                                                   220
         Preferred Investors                                                                    561
         Investors                                                                                2
         Special Deposits                                                                        39
         Cash Reserve                                                                             0
         Cash Reserve-3mo                                                                     6,955
         Future Value                                                                             0
         Stock Market                                                                        23,403
         Market Strategy                                                                     22,068
         AEBI Stock Market                                                                       38
         Equity Index Stock Certificate                                                           0
         RP-Q                                                                                    14
         Cash Reserve-RP                                                                          0
         Cash Reserve-RP-3mo                                                                  1,315
         Flexible Saving-RP                                                                  37,458
         Flexible Savings-RP-Emp                                                                 91
         Preferred Investors-RP                                                                  27
         Stock Market-RP                                                                      7,920
         Market Strategy-RP                                                                   6,026
      Transfers from accruals at anniversaries maintained in a separate
         reserve account.                                                                       469
                                                                                           --------
                                                                                           $187,641
                                                                                           ========

CERTIFICATE RESERVES
PART 2 - DESCRIPTIONS OF ADDITIONS TO RESERVES CHARGED TO OTHER
ACCOUNTS AND DEDUCTIONS FROM RESERVES CREDITED TO OTHER ACCOUNTS
DECEMBER 31, 2007
($ IN THOUSANDS)

Single-Payment certificates continued:

   Other deductions represent:
   Transfers to optional settlement reserves:
      Single-Payment                                                                       $  50,765
      R Single-Payment                                                                             8
   Transfers to reserves for additional credits and accrued interest thereon                    (469)
   Transfers to a separate reserve account from the accrual account                                0
   Transfers to reserves on a quarterly basis:
      Reserve Plus Single-Payment                                                                  5
      Cash Reserve Single-Payment                                                                  0
      Flexible Savings                                                                        81,173
      Flexible Savings-Emp                                                                         0
      Preferred Investors                                                                        561
      Investors                                                                                    2
      Special Deposits                                                                            39
      Cash Reserve                                                                                 0
      Cash Reserve-3mo                                                                         6,963
      Stock Market                                                                                29
      AEBI Stock Market                                                                        2,018
      RP-Q                                                                                        14
      Cash Reserve-RP                                                                              0
      Cash Reserve-RP-3mo                                                                      1,315
      Flexible Saving-RP                                                                      37,458
      Flexible Savings-RP-Emp                                                                     91
      Preferred Investors-RP                                                                      27
      Stock Market-RP                                                                          7,920
   Transfers to Federal tax withholding                                                         (104)
                                                                                           ---------
                                                                                           $ 187,815
                                                                                           =========
Due to unlocated certificate holders:
   Other additions represent:
      Amounts equivalent to payments due certificate holders who could
         not be located                                                                    $      50
                                                                                           =========
   Other deductions represent:
      Payments to certificate holders credited to cash                                     $      12
                                                                                           =========

AMERIPRISE CERTIFICATE COMPANY                                       SCHEDULE VI
CERTIFICATE RESERVES
PART 3 - INFORMATION REGARDING INSTALLMENT CERTIFICATES CLASSIFIED BY AGE GROUPINGS
YEAR ENDED DECEMBER 31, 2007
($ IN THOUSANDS)

                                                                                                Deductions from Reserves
                                                                                                ------------------------
                                   Number of Accounts       Amount of                                 Cash
                                    with Certificate        Maturity            Amount of          Surrenders
                                         Holders              Value              Reserves           Prior to
                                      December 31,         December 31,        December 31,         Maturity    Other
                          Months   ------------------   -----------------   -----------------      ----------   -----
Certificate Series         Paid       2006     2007       2006      2007      2006      2007          2007      2007
------------------       -------     ------   -----     -------   -------   -------   -------      ----------   -----
15 INC EXT               61-72            0       0     $     0   $     0   $     0   $     0        $     0     $  0
                         73-84            0       0           0         0         0         0              0        0
                         85-96            0       0           0         0         0         0              0        0
                         97-108           0       0           0         0         0         0              0        0
                         109-120          0       0           0         0         0         0              0        0
                         121-132          0       0           0         0         0         0              0        0
                         133-144          0       0           0         0         0         0              0        0
                         145-156          0       0           0         0         0         0              0        0
                         157-168          0       0           0         0         0         0              0        0
                         169-180          0       0           0         0         0         0              0        0
                         181-192          0       0           0         0         0         0              0        0
                         193-204          0       0           0         0         0         0              0        0
                         205-216          0       0           0         0         0         0              0        0
                         217-228          0       0           0         0         0         0              0        0
                                     ------   -----     -------   -------   -------   -------        -------     ----
TOTAL                                     0       0           0         0         0         0              0        0
                                     ------   -----     -------   -------   -------   -------        -------     ----
20, including extended
   maturities            85-96            0       0           0         0         0         0              0        0
                         97-108           0       0           0         0         0         0              0        0
                         109-120          0       0           0         0         0         0              0        0
                         121-132          0       0           0         0         0         0              0        0
                         133-144          0       0           0         0         0         0              0        0
                         145-156          0       0           0         0         0         0              0        0
                         157-168          0       0           0         0         0         0              0        0
                         169-180          0       0           0         0         0         0              0        0
                         181-192          0       0           0         0         0         0              0        0
                         193-204          0       0           0         0         0         0              0        0
                         205-216          0       0           0         0         0         0              0        0
                         217-228          0       0           0         0         0         0              0        0
                         229-240          0       0           0         0         0         0              0        0
                         241-252          0       0           0         0         0         0              0        0
                         253-264          0       0           0         0         0         0              0        0
                         265-276          0       0           0         0         0         0              0        0
                         277-288          0       0           0         0         0         0              0        0
                         289-300          0       0           0         0         0         0              0        0
                         301-312          0       0           0         0         0         0              0        0
                         313-324          0       0           0         0         0         0              0        0
                         325-336          0       0           0         0         0         0              0        0
                         337-348          0       0           0         0         0         0              0        0
                         349-360          0       0           0         0         0         0              0        0
                                     ------   -----     -------   -------   -------   -------        -------     ----
TOTAL                                     0       0           0         0         0         0              0        0
                                     ------   -----     -------   -------   -------   -------        -------     ----
15 A INC EXT             61-72            0       0           0         0         0         0              0        0
                         73-84            0       0           0         0         0         0              0        0
                         85-96            0       0           0         0         0         0              0        0
                         97-108           0       0           0         0         0         0              0        0
                         109-120          0       0           0         0         0         0              0        0
                         121-132          0       0           0         0         0         0              0        0
                         133-144          0       0           0         0         0         0              0        0
                         145-156          0       0           0         0         0         0              0        0
                         157-168          0       0           0         0         0         0              0        0
                         169-180          0       0           0         0         0         0              0        0
                         181-192          0       0           0         0         0         0              0        0
                         193-204          0       0           0         0         0         0              0        0
                         205-216          0       0           0         0         0         0              0        0
                         217-228          0       0           0         0         0         0              0        0
                         229-240          0       0           0         0         0         0              0        0
                         241-252          0       0           0         0         0         0              0        0
                                     ------   -----     -------   -------   -------   -------        -------     ----
ACC Maturity Value &
Count
                 TOTAL                    0       0           0         0         0         0              0        0
                                     ------   -----     -------   -------   -------   -------        -------     ----
22A INC EXT              25-36            0       0           0         0         0         0              0        0
                         37-48            0       0           0         0         0         0              0        0
                         49-60            0       0           0         0         0         0              0        0
                         61-72            0       0           0         0         0         0              0        0
                         73-84            0       0           0         0         0         0              0        0
                         85-96            0       0           0         0         0         0              0        0
                         97-108           0       0           0         0         0         0              0        0
                         109-120          0       0           0         0         0         0              0        0
                         121-132          0       0           0         0         0         0              0        0

AMERIPRISE CERTIFICATE COMPANY                                       SCHEDULE VI
CERTIFICATE RESERVES
PART 3 - INFORMATION REGARDING INSTALLMENT CERTIFICATES CLASSIFIED BY AGE GROUPINGS
YEAR ENDED DECEMBER 31, 2007
($ IN THOUSANDS)

                                                                                                Deductions from Reserves
                                                                                                ------------------------
                                   Number of Accounts       Amount of                                 Cash
                                    with Certificate        Maturity            Amount of          Surrenders
                                         Holders              Value              Reserves           Prior to
                                      December 31,         December 31,        December 31,         Maturity    Other
                          Months   ------------------   -----------------   -----------------      ----------   -----
Certificate Series         Paid       2006     2007       2006      2007      2006      2007          2007      2007
------------------       -------     ------   -----     -------   -------   -------   -------      ----------   -----
                         133-144          0       0           0         0         0         0              0        0
                         145-156          0       0           0         0         0         0              0        0
                         157-168          1       1          19        19         9        10              0        0
                         169-180          0       0           0         0         0         0              0        0
                         181-192          0       0           0         0         0         0              0        0
                         193-204          0       0           0         0         0         0              0        0
                         205-216          0       0           0         0         0         0              0        0
                         217-228          1       0          15         0        12         0              0        0
                         229-240          1       2          19        34        15        29              0        0
                         241-252          0       0           0         0         0         0              0        0
                         253-264          1       1          15        15        14        15              0        0
                         265-276          0       0           0         0         0         0              0        0
                         277-288          0       0           0         0         0         0              0        0
                         289-300          0       0           0         0         0         0              0        0
                         301-312          1       0          16         0        12         0              0        0
                         313-324          0       1           0        16         0        12              0        0
                         325-336          1       0          19         0        16         0              0        0
                         337-348          4       1         374        19       320        17              0        0
                         349-360          0       4           0       374         0       336              0        0
                         361-372         14       0         357         0       338         0              0       50
                         373-384         46      14        1033       279      1009       278            128      620
                                     ------   -----     -------   -------   -------   -------        -------     ----
TOTAL                                    70      24        1867       756      1745       697            128      670
                                     ------   -----     -------   -------   -------   -------        -------     ----
I-76                     25-36            0       0           0         0         0         0              0        0
                         37-48            0       0           0         0         0         0              0        0
                         49-60            0       0           0         0         0         0              0        0
                         61-72            0       0           0         0         0         0              0        0
                         73-84            0       0           0         0         0         0              0        0
                         85-96            0       0           0         0         0         0              0        0
                         97-108           0       0           0         0         0         0              0        0
                         109-120          0       0           0         0         0         0              0        0
                         121-132          0       0           0         0         0         0              0        0
                         133-144          0       0           0         0         0         0              0        0
                         145-156          0       0           0         0         0         0              0        0
                         157-168          0       0           0         0         0         0              0        0
                         169-180          0       0           0         0         0         0              0        0
                         181-192          0       0           0         0         0         0              0        0
                         193-204          0       0           0         0         0         0              0        0
                         205-216          0       0           0         0         0         0              0        0
                         217-228          0       0           0         0         0         0              0        0
                         229-240          0       0           0         0         0         0              0        0
                         241-252          0       0           0         0         0         0              0        0
                         253-264          2       0          40         0        24         0              0        0
                         265-276          1       3          25        65        15        42              0        0
                         277-288          0       0           0         0         0         0              0        0
                         289-300          2       0          61         0        46         0              0        0
                         301-312         24       2         652        61       508        48              0       12
                         313-324         34      22         920       612       759       506             75       19
                         325-336         33      29         723       781       631       684             43        0
                         337-348         44      31         753       674       694       622             45        0
                         349-360         33      41         683       710       664       691            166       18
                                     ------   -----     -------   -------   -------   -------        -------     ----
TOTAL                                   173     128       3,857     2,903     3,341     2,593            329       49
                                     ------   -----     -------   -------   -------   -------        -------     ----
RES+FP                   85-96            0       0           0         0         0         0              0        0
                         97-108           0       0           0         0         0         0              0        0
                         109-120          0       0           0         0         0         0              0        0
                         121-132          0       0           0         0         0         0              0        0
                         133-144          0       0           0         0         0         0              0        0
                         145-156          0       0           0         0         0         0              0        0
                         157-168          0       0           0         0         0         0              0        0
                         169-180          0       0           0         0         0         0              0        0
                         181-192          0       0           0         0         0         0              0        0
                         193-204          0       0           0         0         0         0              0        0
                         205-216          0       0           0         0         0         0              0        0
                         217-228          0       0           0         0         0         0              0        0
                         229-240          0       0           0         0         0         0              0        0
                         241-252          0       0           0         0         0         0              0        0
                         253-264          0       0           0         0         0         0              0        0
                         265-276          0       0           0         0         0         0              0        0
                         277-288          1       0           6                   3         0              0        0
                         289-300          0       1           0         6         0         3              0        0
                                     ------   -----     -------   -------   -------   -------        -------     ----
TOTAL                                     1       1           6         6         3         3              0        0
                                     ------   -----     -------   -------   -------   -------        -------     ----

AMERIPRISE CERTIFICATE COMPANY                                       SCHEDULE VI
CERTIFICATE RESERVES
PART 3 - INFORMATION REGARDING INSTALLMENT CERTIFICATES CLASSIFIED BY AGE GROUPINGS
YEAR ENDED DECEMBER 31, 2007
($ IN THOUSANDS)

                                                                                                Deductions from Reserves
                                                                                                ------------------------
                                   Number of Accounts       Amount of                                 Cash
                                    with Certificate        Maturity            Amount of          Surrenders
                                         Holders              Value              Reserves           Prior to
                                      December 31,         December 31,        December 31,         Maturity    Other
                          Months   ------------------   -----------------   -----------------      ----------   -----
Certificate Series         Paid       2006     2007       2006      2007      2006      2007          2007      2007
------------------       -------     ------   -----     -------   -------   -------   -------      ----------   -----
IC-Q-INST                61-72            0       0           0         0         0         0              0        0
                         73-84            0       0           0         0         0         0              0        0
                         85-96            0       0           0         0         0         0              0        0
                         97-108           0       0           0         0         0         0              0        0
                         109-120          0       0           0         0         0         0              0        0
                         121-132          0       0           0         0         0         0              0        0
                         133-144          0       0           0         0         0         0              0        0
                         145-156          0       0           0         0         0         0              0        0
                         157-168          0       0           0         0         0         0              0        0
                         169-180          0       0           0         0         0         0              0        0
                         181-192          0       0           0         0         0         0              0        0
                         193-204          0       0           0         0         0         0              0        0
                         205-216          0       0           0         0         0         0              0        0
                         217-228          0       0           0         0         0         0              0        0
                         229-240          0       0           0         0         0         0              0        0
                         241-252          0       0           0         0         0         0              0        0
                                     ------   -----     -------   -------   -------   -------        -------     ----
TOTAL                                     0       0           0         0         0         0              0        0
                                     ------   -----     -------   -------   -------   -------        -------     ----
IC-Q-IN                  1-12             0       0           0         0         0         0              0        0
                         13-24            0       0           0         0         0         0              0        0
                         25-36            0       0           0         0         0         0              0        0
                         37-48            0       0           0         0         0         0              0        0
                         49-60            0       0           0         0         0         0              0        0
                         61-72            0       0           0         0         0         0              0        0
                         73-84            0       0           0         0         0         0              0        0
                         85-96            0       0           0         0         0         0              0        0
                         97-108           0       0           0         0         0         0              0        0
                         109-120          0       0           0         0         0         0              0        0
                         121-132          0       0           0         0         0         0              0        0
                         133-144          0       0           0         0         0         0              0        0
                         145-156          0       0           0         0         0         0              0        0
                         157-168          0       0           0         0         0         0              0        0
                         169-180          8       0          93         0        37         0              0        0
                         181-192         19       6         200        54       107        30              1        0
                         193-204         12      17         126       183        75        70             45        0
                         205-216         16       9         227        72        54        41             41        0
                         217-228         18       9         219       128        80        13             46        0
                         229-240          7      13          84       116        37        55             33        0
                         241-252          0       1           0         6         0         5             16        0
                                     ------   -----     -------   -------   -------   -------        -------     ----
TOTAL                                    80      55         949       559       390       214            182        0
                                     ------   -----     -------   -------   -------   -------        -------     ----
IC-IN-EMP                1-12             0       0           0         0         0         0              0        0
                         13-24            0       0           0         0         0         0              0        0
                         25-36            0       0           0         0         0         0              0        0
                         37-48            0       0           0         0         0         0              0        0
                         49-60            0       0           0         0         0         0              0        0
                         61-72            0       0           0         0         0         0              0        0
                         73-84            0       0           0         0         0         0              0        0
                         85-96            0       0           0         0         0         0              0        0
                         97-108           0       0           0         0         0         0              0        0
                         109-120          0       0           0         0         0         0              0        0
                         121-132          0       0           0         0         0         0              0        0
                         133-144          0       0           0         0         0         0              0        0
                         145-156          0       0           0         0         0         0              0        0
                         157-168          0       0           0         0         0         0              0        0
                         169-180          0       0           0         0         0         0              0        0
                         181-192          0       0           0         0         0         0              0        0
                         193-204          1       0           6         0         3         0              0        0
                         205-216          0       1           0         6         0         3              0        0
                         229-240          0       0           0         0         0         0              0        0
                                     ------   -----     -------   -------   -------   -------        -------     ----
TOTAL                                     1       1           6         6         3         3              0        0
                                     ------   -----     -------   -------   -------   -------        -------     ----
IC-I                     1-12             0       0           0         0         0         0              0        0
                         13-24            6       0          81         0        19         0              0        0
                         25-36            2       4          25        49         6        20              5        0
                         37-48            2       2          81        25        15         9              0        0
                         49-60            1       2          12        81         4        18              0        0
                         61-72            0       0           0         0         0         0              4        0

AMERIPRISE CERTIFICATE COMPANY                                       SCHEDULE VI
CERTIFICATE RESERVES
PART 3 - INFORMATION REGARDING INSTALLMENT CERTIFICATES CLASSIFIED BY AGE GROUPINGS
YEAR ENDED DECEMBER 31, 2007
($ IN THOUSANDS)

                                                                                                Deductions from Reserves
                                                                                                ------------------------
                                   Number of Accounts       Amount of                                 Cash
                                    with Certificate        Maturity            Amount of          Surrenders
                                         Holders              Value              Reserves           Prior to
                                      December 31,         December 31,        December 31,         Maturity    Other
                          Months   ------------------   -----------------   -----------------      ----------   -----
Certificate Series         Paid       2006     2007       2006      2007      2006      2007          2007      2007
------------------       -------     ------   -----     -------   -------   -------   -------      ----------   -----
                         73-84            0       0           0         0         0         0              0        0
                         85-96            5       0          40         0        33         0              0        0
                         97-108           1       4          24        33        20        28              7        0
                         109-120        750       1      11,536        24     6,782        23              0        0
                         121-132         15       8         246       118       168        57          1,191        0
                         133-144         21      11         296       186       219       144              0        0
                         145-156         23      17         344       260       195       171              0        0
                         157-168         13      15         120       228       116       108             20        0
                         169-180         12      11         125       102        98        95             12        0
                         181-192          0      11           0       101         0        91             15        0
                                     ------   -----     -------   -------   -------   -------        -------     ----
TOTAL                                   851      86      12,930     1,207     7,675       764          1,254        0
                                     ------   -----     -------   -------   -------   -------        -------     ----
IC-I-EMP                 1-12             1       0           6         0         1         0              0        0
                         13-24            0       1           0         6         0         3              0        0
                         25-36            0       0           0         0         0         0              0        0
                         37-48            0       0           0         0         0         0              0        0
                         49-60            0       0           0         0         0         0              0        0
                         61-72            0       0           0         0         0         0              0        0
                         73-84            0       0           0         0         0         0              0        0
                         85-96            0       0           0         0         0         0              0        0
                         97-108           0       0           0         0         0         0              0        0
                         109-120          2       0          24         0        15         0              0        0
                         121-132          3       0         108         0        31         0              0        0
                         133-144          0       2           0        72         0        24              8        0
                         145-156          2       0          18         0         9         0              0        0
                         157-168          0       2           0        18         0         9              0        0
                         169-180          1       0         120         0       761         0              0        0
                         181-192          0       1           0       120         0     1,164              0        0
                                     ------   -----     -------   -------   -------   -------        -------     ----
TOTAL                                     9       6         276       216       817     1,200              8        0
                                     ------   -----     -------   -------   -------   -------        -------     ----
IC-I95                   1-12           741     629           0         0     1,215       889             41        0
                         13-24        1,045     619           0         0     3,257     1,888            137        0
                         25-36        1,485     901           0         0     6,560     4,123            405        0
                         37-48        1,480   1,266           0         0     8,813     7,381            915        0
                         49-60        1,176   1,264           0         0     8,092     9,334          1,149        0
                         61-72          723     985           0         0     5,277     7,962          1,135        0
                         73-84          561     512           0         0     3,756     3,848          1,765        0
                         85-96          646     431           0         0     4,515     3,102            919        0
                         97-108         759     555           0         0     5,341     3,988            643        0
                         109-120        493     605           0         0     3,986     4,777            731        0
                         121-132          0       4           0         0         0         9            838        0
                                     ------   -----     -------   -------   -------   -------        -------     ----
TOTAL                                 9,109   7,771           0         0    50,812    47,301          8,678        0
                                     ------   -----     -------   -------   -------   -------        -------     ----
IC-I95-E                 1-12             6       7           0         0         3         3              5        0
                         13-24            4       4           0         0         6         6              1        0
                         25-36           17       4           0         0       114        10              0        0
                         37-48            6      14           0         0        25       113             15        0
                         49-60            6       4           0         0        48        21              8        0
                         61-72            2       5           0         0        20        48              2        0
                         73-84            4       0           0         0        51         0             22        0
                         85-96            2       2           0         0        13        10             28        0
                         97-108           2       2           0         0        18        14              0        0
                         109-120          1       2           0         0        21        16              0        0
                                     ------   -----     -------   -------   -------   -------        -------     ----
TOTAL                                    50      44           0         0       319       241             81        0
                                     ------   -----     -------   -------   -------   -------        -------     ----
RP-Q-INST                73-84            0       0           0         0         0         0              0        0
                         85-96            0       0           0         0         0         0              0        0
                         97-108           0       0           0         0         0         0              0        0
                         109-120          0       0           0         0         0         0              0        0
                         121-132          0       0           0         0         0         0              0        0
                         133-144          0       0           0         0         0         0              0        0
                         145-156          0       0           0         0         0         0              0        0
                         157-168          0       0           0         0         0         0              0        0
                         169-180          0       0           0         0         0         0              0        0
                         181-192          0       0           0         0         0         0              0        0
                         193-204          0       0           0         0         0         0              0        0
                         205-216          0       0           0         0         0         0              0        0

AMERIPRISE CERTIFICATE COMPANY                                       SCHEDULE VI
CERTIFICATE RESERVES
PART 3 - INFORMATION REGARDING INSTALLMENT CERTIFICATES CLASSIFIED BY AGE GROUPINGS
YEAR ENDED DECEMBER 31, 2007
($ IN THOUSANDS)

                                                                                                Deductions from Reserves
                                                                                                ------------------------
                                   Number of Accounts       Amount of                                 Cash
                                    with Certificate        Maturity            Amount of          Surrenders
                                         Holders              Value              Reserves           Prior to
                                      December 31,         December 31,        December 31,         Maturity    Other
                          Months   ------------------   -----------------   -----------------      ----------   -----
Certificate Series         Paid       2006     2007       2006      2007      2006      2007          2007      2007
------------------       -------     ------   -----     -------   -------   -------   -------      ----------   -----
                         217-228          0       0           0         0         0         0              0        0
                         229-240          0       0           0         0         0         0              0        0
                         241-252          0       0           0         0         0         0              0        0
                         253-264          6       0          72         0        25         0              0        0
                         265-276          0       6          22        72         0        25              0        0
                         277-288          3       0          12         0        11         0              0        0
                         289-300          1       3           0        22        38        11              0        0
                         301-312          0       1           0        12         0        38              0        0
                                     ------   -----     -------   -------   -------   -------        -------     ----
TOTAL                                    10      10         106       106        74        74              0        0
                                     ------   -----     -------   -------   -------   -------        -------     ----
RP-Q-FP                  61-72            0       0           0         0         0         0              0        0
                         73-84            0       0           0         0         0         0              0        0
                         85-96            0       0           0         0         0         0              0        0
                         97-108           0       0           0         0         0         0              0        0
                         109-120          0       0           0         0         0         0              0        0
                         121-132          0       0           0         0         0         0              0        0
                         133-144          0       0           0         0         0         0              0        0
                         145-156          0       0           0         0         0         0              0        0
                         157-168          0       0           0         0         0         0              0        0
                         169-180          0       0           0         0         0         0              0        0
                         181-192          0       0           0         0         0         0              0        0
                         193-204          0       0           0         0         0         0              0        0
                         205-216          0       0           0         0         0         0              0        0
                         217-228          0       0           0         0         0         0              0        0
                         229-240          0       0           0         0         0         0              0        0
                         241-252          2       0          32         0        13         0              0        0
                         253-264          0       2           0        32         0        13              0        0
                                     ------   -----     -------   -------   -------   -------        -------     ----
TOTAL                                     2       2          32        32        13        13              0        0
                                     ------   -----     -------   -------   -------   -------        -------     ----
RP-Q-IN                  1-12             0       0           0         0         0         0              0        0
                         13-24            0       0           0         0         0         0              0        0
                         25-36            0       0           0         0         0         0              0        0
                         37-48            0       0           0         0         0         0              0        0
                         49-60            0       0           0         0         0         0              0        0
                         61-72            0       0           0         0         0         0              0        0
                         73-84            0       0           0         0         0         0              0        0
                         85-96            0       0           0         0         0         0              0        0
                         97-108           0       0           0         0         0         0              0        0
                         109-120          0       0           0         0         0         0              0        0
                         121-132          0       0           0         0         0         0              0        0
                         133-144          0       0           0         0         0         0              0        0
                         145-156          0       0           0         0         0         0              0        0
                         157-168          0       0           0         0         0         0              0        0
                         169-180          0       0           0         0         0         0              0        0
                         181-192          0       0           0         0         0         0              0        0
                         193-204          2       0          12         0         3         0              0        0
                         205-216          1       2          12        12         0         3              0        0
                         217-228          0       1           0        12         0         0              0        0
                                     ------   -----     -------   -------   -------   -------        -------     ----
TOTAL                                     3       3          24        24         3         3              0        0
                                     ------   -----     -------   -------   -------   -------        -------     ----
RP-IN-EMP                1-12             0       0           0         0         0         0              0        0
                         13-24            0       0           0         0         0         0              0        0
                         25-36            0       0           0         0         0         0              0        0
                         37-48            0       0           0         0         0         0              0        0
                         49-60            0       0           0         0         0         0              0        0
                         61-72            0       0           0         0         0         0              0        0
                         73-84            0       0           0         0         0         0              0        0
                         85-96            0       0           0         0         0         0              0        0
                         97-108           0       0           0         0         0         0              0        0
                         109-120          0       0           0         0         0         0              0        0
                                     ------   -----     -------   -------   -------   -------        -------     ----
TOTAL                                     0       0           0         0         0         0              0        0
                                     ------   -----     -------   -------   -------   -------        -------     ----
RP-I                     1-12             0       0           0         0         0         0              0        0
                         13-24            0       0           0         0         0         0              0        0
                         25-36            0       0           0         0         0         0              0        0
                         37-48            0       0           0         0         0         0              0        0
                         49-60            0       0           0         0         0         0              0        0

AMERIPRISE CERTIFICATE COMPANY                                       SCHEDULE VI
CERTIFICATE RESERVES
PART 3 - INFORMATION REGARDING INSTALLMENT CERTIFICATES CLASSIFIED BY AGE GROUPINGS
YEAR ENDED DECEMBER 31, 2007
($ IN THOUSANDS)

                                                                                                Deductions from Reserves
                                                                                                ------------------------
                                   Number of Accounts       Amount of                                 Cash
                                    with Certificate        Maturity            Amount of          Surrenders
                                         Holders              Value              Reserves           Prior to
                                      December 31,         December 31,        December 31,         Maturity    Other
                          Months   ------------------   -----------------   -----------------      ----------   -----
Certificate Series         Paid       2006     2007       2006      2007      2006      2007          2007      2007
------------------       -------     ------   -----     -------   -------   -------   -------      ----------   -----
                         61-72            0       0           0         0         0         0              0        0
                         73-84            0       0           0         0         0         0              0        0
                         85-96            0       0           0         0         0         0              0        0
                         97-108           0       0           0         0         0         0              0        0
                         109-120          4       0          36         0        32         0              0        0
                         121-132          0       0           0         0         0         0             16        0
                                     ------   -----     -------   -------   -------   -------        -------     ----
TOTAL                                     4       0          36         0        32         0             16        0
                                     ------   -----     -------   -------   -------   -------        -------     ----
RP-I-EMP                 1-12             0       0           0         0         0         0              0        0
                         13-24            0       0           0         0         0         0              0        0
                         25-36            0       0           0         0         0         0              0        0
                         37-48            0       0           0         0         0         0              0        0
                         49-60            0       0           0         0         0         0              0        0
                         61-72            0       0           0         0         0         0              0        0
                                     ------   -----     -------   -------   -------   -------        -------     ----
TOTAL                                     0       0           0         0         0         0              0        0
                                     ------   -----     -------   -------   -------   -------        -------     ----
Inst-R (RP-I95)          1-12            33      26       1,331       799        60        84              0        0
                         13-24           56      23       2,670       537       174        77              9        0
                         25-36           49      47       2,145     2,463       195       240             29        0
                         37-48           68      44       8,887     1,870       512       233             13        0
                         49-60           50      60       1,438     8,763       345       578             34        0
                         61-72           13      40         569     1,280        98       370             45        0
                         73-84            6       8       1,986       488        46        55             38        0
                         85-96            9       5         319     1,912        66        51              1        0
                         97-108           1       3           7       268         4        14              0        0
                         109-120          0       0           0         0         0         0              3        0
                                     ------   -----     -------   -------   -------   -------        -------     ----
TOTAL                                   285     256      19,352    18,380     1,500     1,702            172        0
                                     ------   -----     -------   -------   -------   -------        -------     ----
Inst-R-E                 1-12             2       2          12        30         1         9              0        0
                         13-24            2       2         612        12         9         2              0        0
                         25-36            0       2           0       612         0        12              0        0
                         37-48            1       0           8         0         2         0              0        0
                         49-60            1       0         240         0         2         0              0        0
                         61-72            0       1           0       240         0         2              0        0
                         73-84            0       0           0         0         0         0              0        0
                         85-96            1       0           6         0         7         0              0        0
                                     ------   -----     -------   -------   -------   -------        -------     ----
TOTAL                                     7       7         878       894        21        25              0        0
                                     ------   -----     -------   -------   -------   -------        -------     ----
TOTAL - ALL SERIES                   10,655   8,394     $40,319   $25,089   $66,748   $54,833        $10,848     $719
                                     ======   =====     =======   =======   =======   =======        =======     ====

AMERIPRISE CERTIFICATE COMPANY                                      SCHEDULE VII
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
($ IN THOUSANDS)

Year ended December 31, 2007

                                               Additions
                                           ----------------
          Reserves              Balance     Charged                                  Balance
       deducted from               at      to costs               Deductions           at
         assets to             beginning      and                    from             end
      which they apply         of period   expenses   Other   reserves/writedowns   of period
      ----------------         ---------   --------   -----   -------------------   ---------
Allowance for losses:
   Conventional first
   mortgage loans                $6,536      $--       $--          $1,700            $4,836

Year ended December 31, 2006

                                               Additions
                                           ----------------
          Reserves              Balance     Charged                                  Balance
       deducted from               at      to costs                Deductions           at
         assets to             beginning      and                     from             end
      which they apply         of period   expenses   Other   reserves/writedowns   of period
      ----------------         ---------   --------   -----   -------------------   ---------
Allowance for losses:
   Conventional first
   mortgage loans
   and other loans               $6,536      $--       $--           $--              $6,536

Year ended December 31, 2005

                                               Additions
                                           ----------------
          Reserves              Balance     Charged                                  Balance
      deducted from               at       to costs                Deductions           at
         assets to             beginning      and                     from             end
      which they apply         of period   expenses   Other   reserves/writedowns   of period
      ----------------         ---------   --------   -----   -------------------   ---------
Allowance for losses:
   Conventional first
   mortgage loans
   and other loans               $7,536    $(1,000)    $--           $--              $6,536

                                  EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report:

Exhibit          Description
-------          -----------
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

10(e)            Transfer Agent Agreement, dated Dec. 31, 2006 between
                 Registrant and RiverSource Client Service Corporation filed electronically on or about Feb. 26, 2007 as Exhibit 10(e) to Post-Effective Amendment No. 35 to Registration Statement No.
                 2-95577 for Ameriprise Flexible Savings Certificate is incorporated herein by reference.

10(f) Administration and Services Agreement, dated October 1, 2005 between RiverSource Investments, LLC and Ameriprise Financial,
                 Inc. filed electronically on or about March 10, 2006 as Exhibit
                 10(s) to Registrant's Form 10-K is incorporated by reference.

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

15 through 23    None or not applicable.

24(a) Directors' Power of Attorney, dated Feb. 19, 2008, is filed electronically herewith as Exhibit 24 (a) to Registrant's Form
                 10-K.

24(b) Director's Power of Attorney, dated Feb. 19, 2008, is filed electronically herewith as Exhibit 24 (b) to Registrant's Form
                 10-K.

24(c) Officers' Power of Attorney, dated Feb. 19, 2008, is filed electronically herewith as Exhibit 24 (c) to Registrant's Form
                 10-K.

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