Form 10-Q
period 2008-03-31
AMERIPRISE CERTIFICATE CO
filed 2008-05-07
CIK 52428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

                                                                  Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

          Large Accelerated Filer [ ]              Accelerated Filer         [ ]

          Non-Accelerated Filer   [X]              Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                  Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                      OUTSTANDING AT MAY 7, 2008
---------------------------------------   --------------------------
Common Shares (par value $10 per share)         150,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                         AMERIPRISE CERTIFICATE COMPANY

                                    FORM 10-Q

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
Part I. Financial Information:
   Item 1. Financial Statements
      Statements of Operations -- Three months ended March 31,
         2008 and 2007...............................................          1
      Balance Sheets -- March 31, 2008 and December 31, 2007.........          2
      Statements of Cash Flows -- Three months ended March 31,
         2008 and 2007...............................................          3
      Statements of Comprehensive (Loss) Income -- Three months
         ended March 31, 2008 and 2007...............................          4
      Notes to Financial Statements..................................        5-9
   Item 2. Management's Narrative Analysis...........................      10-12
   Item 4T. Controls and Procedures..................................         12
Part II. Other Information:
   Item 1. Legal Proceedings.........................................         13
   Item 1A. Risk Factors.............................................         13
   Item 6. Exhibits..................................................         13
   Signatures........................................................         14
   Exhibit Index.....................................................        E-1

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                         AMERIPRISE CERTIFICATE COMPANY

                      STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                         THREE MONTHS
                                                                                            ENDED
                                                                                          MARCH 31,
                                                                                      -----------------
                                                                                        2008      2007
                                                                                      -------   -------
Investment income..................................................................   $17,880   $60,872
Investment expenses................................................................     8,406     9,473
                                                                                      -------   -------
Net investment income before provision for certificate reserves and income taxes...     9,474    51,399
Provision for certificate reserves.................................................    12,044    50,885
                                                                                      -------   -------
Net investment (loss) income before income taxes...................................    (2,570)      514
Income tax benefit.................................................................      (844)     (682)
                                                                                      -------   -------
   Net investment (loss) income....................................................    (1,726)    1,196
                                                                                      -------   -------
Net realized investment gains before income taxes..................................       484        79
Income tax provision...............................................................       170        28
                                                                                      -------   -------
Net realized gains on investments..................................................       314        51
                                                                                      -------   -------
Net (loss) income..................................................................   $(1,412)  $ 1,247
                                                                                      =======   =======

See Notes to Financial Statements.

                         AMERIPRISE CERTIFICATE COMPANY

                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             MARCH 31,    DECEMBER 31,
                                                                               2008           2007
                                                                            -----------   ------------
                                                                            (unaudited)
ASSETS
Qualified Assets
   Cash equivalents......................................................   $  391,386     $   76,079
   Investments in unaffiliated issuers...................................    3,487,926      3,769,068
   Receivables...........................................................       26,243         29,118
   Equity index options, purchased.......................................       25,397         58,575
                                                                            ----------     ----------
Total qualified assets...................................................    3,930,952      3,932,840
                                                                            ----------     ----------
Other Assets
   Deferred taxes, net...................................................       54,168         40,434
   Current taxes receivable..............................................        2,601          9,287
   Due from related party................................................          370            132
                                                                            ----------     ----------
Total other assets.......................................................       57,139         49,853
                                                                            ----------     ----------
Total assets.............................................................   $3,988,091     $3,982,693
                                                                            ==========     ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
   Certificate reserves..................................................   $3,818,465     $3,757,494
   Payable for investment securities purchased...........................          684          1,263
   Equity index options, written.........................................       12,440         26,796
   Accounts payable and accrued liabilities..............................       11,636         20,516
                                                                            ----------     ----------
Total liabilities........................................................    3,843,225      3,806,069
                                                                            ----------     ----------
Shareholder's equity
   Common shares ($10 par value, 150,000 shares authorized and issued)...        1,500          1,500
   Additional paid-in capital............................................      207,964        207,964
   (Accumulated deficit) retained earnings...............................         (448)           964
   Accumulated other comprehensive loss, net of tax......................      (64,150)       (33,804)
                                                                            ----------     ----------
Total shareholder's equity...............................................      144,866        176,624
                                                                            ----------     ----------
Total liabilities and shareholder's equity...............................   $3,988,091     $3,982,693
                                                                            ==========     ==========

See Notes to Financial Statements.

                         AMERIPRISE CERTIFICATE COMPANY

                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                         THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                       ---------------------
                                                                                          2008        2007
                                                                                       ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES................................................   $  (1,412)  $   1,247
Net (loss) income
Adjustments to reconcile net income to net cash provided by operating activities:
   Interest added to certificate loans..............................................         (51)        (79)
   Amortization of premiums, accretion of discounts, net............................       1,950       2,497
   Deferred taxes, net..............................................................       1,141       2,617
   Net realized gain on investments before income tax provision.....................        (484)        (79)
Changes in other operating assets and liabilities:
   Equity index options purchased and written, net..................................      18,822       2,749
   Dividends and interest receivable................................................       2,154       1,147
   Due to (from) parent for income taxes............................................       6,686      (2,453)
   Other assets and liabilities, net................................................     (24,614)     (3,130)
                                                                                       ---------   ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES...........................................       4,192       4,516
                                                                                       ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Available-for-Sale securities:
   Sales............................................................................       2,809      13,161
   Maturities and redemptions.......................................................     226,805     169,739
   Purchases........................................................................      (3,024)    (74,545)
First mortgage loans on real estate and other loans:
   Sales............................................................................         933       1,697
   Maturities and redemptions.......................................................       8,665      22,749
   Purchases........................................................................      (5,242)    (18,215)
Certificate loans:
   Payments.........................................................................         242         235
   Fundings.........................................................................        (101)       (146)
                                                                                       ---------   ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES...........................................     231,087     114,675
                                                                                       ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments from certificate owners.................................................     326,384     238,347
   Certificate maturities and cash surrenders.......................................    (246,356)   (393,647)
   Dividend/return of capital to parent.............................................          --     (15,000)
                                                                                       ---------   ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.................................      80,028    (170,300)
                                                                                       ---------   ---------
NET INCREASE (DECREASE) IN CASH EQUIVALENTS.........................................     315,307     (51,109)
Cash equivalents beginning of period................................................      76,079     174,247
                                                                                       ---------   ---------
CASH EQUIVALENTS END OF PERIOD......................................................   $ 391,386   $ 123,138
                                                                                       =========   =========
SUPPLEMENTAL DISCLOSURES INCLUDING NON-CASH TRANSACTIONS:
   Cash received for income taxes...................................................   $ (11,044)  $  (2,589)
   Certificate maturities and surrenders through loan reductions....................         613         559

See Notes to Financial Statements.

                         AMERIPRISE CERTIFICATE COMPANY

              STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                      ------------------
                                                                                        2008       2007
                                                                                      --------   -------
Net (loss) income..................................................................   $ (1,412)  $ 1,247
OTHER COMPREHENSIVE (LOSS) INCOME
   Unrealized (losses) gains on Available-for-Sale securities:
      Unrealized holding (losses) gains arising during the period..................    (47,514)   20,796
      Income tax (benefit) expense.................................................    (17,485)    7,596
                                                                                      --------   -------
         Net unrealized holding (losses) gains arising during the period...........    (30,029)   13,200
                                                                                      --------   -------
      Reclassification adjustment for gains included in net (loss) income..........       (488)      (72)
      Income tax expense...........................................................       (171)      (25)
                                                                                      --------   -------
         Net reclassification adjustment for gains included in net (loss) income...       (317)      (47)
                                                                                      --------   -------
Net unrealized (losses) gains on Available-for-Sale securities.....................    (30,346)   13,153
                                                                                      --------   -------
NET OTHER COMPREHENSIVE (LOSS) INCOME..............................................    (30,346)   13,153
                                                                                      --------   -------
TOTAL COMPREHENSIVE (LOSS) INCOME..................................................   $(31,758)  $14,400
                                                                                      ========   =======

See Notes to Financial Statements.

                         AMERIPRISE CERTIFICATE COMPANY

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

Ameriprise Certificate Company ("ACC" or the "Company") is a wholly owned subsidiary of Ameriprise Financial, Inc. ("Ameriprise Financial"). The accompanying Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial position for the interim periods have been made. All adjustments made were of a normal, recurring nature. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

These Financial Statements and Notes should be read in conjunction with the Financial Statements and Notes in the Annual Report on Form 10-K of ACC for the year ended December 31, 2007, filed with the Securities and Exchange Commission ("SEC") on February 29, 2008. Certain reclassifications of prior period amounts have been made to conform to the current presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 161 "Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about their impact on an entity's financial position, financial performance, and cash flows. SFAS 161 requires disclosures regarding the objectives for using derivative instruments, the fair values of derivative instruments and their related gains and losses and the accounting for derivatives and related hedged items. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. The Company is currently evaluating the impact of SFAS 161 on its disclosures. The Company's adoption of SFAS 161 will not impact its results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. The provisions of SFAS 157 are required to be applied prospectively as of the beginning of the fiscal year in which SFAS 157 is initially applied, except for certain financial instruments as defined in SFAS 157 that require retrospective application of SFAS 157. The transition adjustment, if any, will be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for the fiscal year of adoption. The Company adopted SFAS 157 effective January 1, 2008. The adoption of SFAS 157 did not have a material effect on the Company's results of operations and financial condition. In accordance with FSP FAS 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"), the Company will defer the adoption of SFAS 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In January 2008, the FASB published for comment Proposed FSP FAS 157-c "Measuring Liabilities under FASB Statement No. 157" ("FSP 157-c"). FSP 157-c would amend SFAS 157 to clarify the accounting principles on the fair value measurement of liabilities. The Company is monitoring the impact that this proposed FSP could have on its results of operations and financial condition. See Note 4 for additional information regarding the Company's adoption of SFAS 157.

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

                         AMERIPRISE CERTIFICATE COMPANY

3. INVESTMENTS IN UNAFFILIATED ISSUERS

Investments in unaffiliated issuers were:

                                                                 MARCH 31,   DECEMBER 31,
                                                                   2008          2007
                                                                ----------   ------------
                                                                      (in thousands)
Available-for-Sale securities, at fair value
   (amortized cost: 2008, $3,244,842; 2007, $3,472,672) .....   $3,143,370    $3,419,201
First mortgage loans on real estate and other loans, at cost
   (fair value: 2008, $335,637; 2007, $341,925) .............      337,336       341,944
Certificate loans - secured by certificate reserves, at cost,
   which approximates fair value ............................        7,220         7,923
                                                                ----------    ----------
Total .......................................................   $3,487,926    $3,769,068
                                                                ==========    ==========

Gross realized investment gains and losses on Available-for-Sale securities and other-than-temporary impairment losses on Available-for-Sale securities included in net realized investment gains before income taxes were as follows:

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                       ------------------
                                                           2008    2007
                                                          -----   -----
                                                          (in thousands)
Gross realized investment gains ....................      $ 583   $ 886
Gross realized investment losses ...................      $ (95)  $(814)
Other-than-temporary impairments ...................      $  --   $  --

4. FAIR VALUES OF ASSETS AND LIABILITIES

Effective January 1, 2008, the Company adopted SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability is exchanged in an orderly transaction; it is not a forced liquidation or distressed sale. As a result of adopting SFAS 157, the Company did not record any transition adjustments.

VALUATION HIERARCHY

Under SFAS 157, the Company categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Company's valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1 Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.

Level 2 Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

                         AMERIPRISE CERTIFICATE COMPANY

DETERMINATION OF FAIR VALUE

The Company uses valuation techniques consistent with the market and income approaches to measure the fair value of its assets and liabilities. The Company's market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Company's income approach uses valuation techniques to convert future projected cash flows to a single discounted present value amount. When applying either approach, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs.

The following is a description of the valuation techniques used to measure fair value and the general classification of these instruments pursuant to the fair value hierarchy.

ASSETS

Cash equivalents

Cash equivalents include highly liquid investments with original maturities of 90 days or less. The Company's cash equivalents are classified as Level 2 and are measured at amortized cost, which is a reasonable estimate of fair value because of the short time between the purchase of the instrument and its expected realization.

Investments in Unaffiliated Issuers (Available-for-Sale securities)

When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are measured using independent pricing models from nationally-recognized pricing services, broker quotes, or other model-based valuation techniques such as the present value of cash flows. Level 1 securities include U.S. Treasuries. Level 2 securities include: agency mortgage-backed securities, certain non-agency mortgage-backed securities, asset-backed securities, municipal and corporate bonds and certain U.S. agency securities. Level 3 securities include certain non-agency mortgage-backed securities and corporate bonds.

Derivatives (Equity index options, purchased and written)

The fair values of derivatives that are traded in certain over-the-counter markets are measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy.

LIABILITIES

Certificate reserves

The Company uses various Black-Scholes calculations to determine the fair value of the embedded derivative liability associated with the provisions of its stock market certificates. The inputs to these calculations are primarily market observable. As a result, these measurements are classified as Level 2.

                         AMERIPRISE CERTIFICATE COMPANY

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

                                                                                          MARCH 31, 2008
                                                                          ----------------------------------------------
                                                                          LEVEL 1     LEVEL 2      LEVEL 3       TOTAL
                                                                          -------   ----------   ----------   ----------
                                                                                          (IN THOUSANDS)
Assets
   Cash equivalents ...................................................   $    --   $  391,386   $       --   $  391,386
   Investments in unaffiliated issuers ................................    20,469    2,717,857      405,044    3,143,370
   Equity index options, purchased ....................................        --       25,397           --       25,397
                                                                          -------   ----------   ----------   ----------
Total assets at fair value ............................................   $20,469   $3,134,640   $  405,044   $3,560,153
                                                                          =======   ==========   ==========   ==========
Liabilities
   Certificate reserves ...............................................   $    --   $   13,146   $       --   $   13,146
   Equity index options, written ......................................        --       12,440           --       12,440
                                                                          -------   ----------   ----------   ----------
Total liabilities at fair value .......................................   $    --   $   25,586   $       --   $   25,586
                                                                          =======   ==========   ==========   ==========

The following table provides a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2008:

                                                               INVESTMENTS
                                                             IN UNAFFILIATED
                                                                 ISSUERS
                                                             ---------------
                                                              (IN THOUSANDS)
Balance, January 1 .......................................       $470,040
   Total gains (losses) included in:
      Net (loss) income ..................................            375 (1)
      Other comprehensive (loss) income ..................        (45,794)
   Purchases, sales, issuances and settlements, net ......        (19,577)
   Transfers in (out) ....................................             --
                                                                 --------
Balance, March 31 ........................................       $405,044
                                                                 ========
                                                                 --------
Change in unrealized gains (losses) included in net income
   relating to assets held at March 31 ...................       $   (111)(1)
                                                                 ========

----------
(1)  Included in investment income in the Statements of Operations.

During the reporting period, there were no material assets or liabilities measured at fair value on a nonrecurring basis.

5. COMMITMENTS AND CONTINGENCIES

At March 31, 2008 and December 31, 2007, ACC had no commitments to fund first mortgage loans on real estate. ACC holds the mortgage document for all outstanding mortgages, which gives it the right to take possession of the property if the borrower fails to perform according to the terms of the agreements. ACC employs policies and procedures designed to ensure the creditworthiness of the borrowers and that funds will be available on the funding date. ACC's investments in first mortgage loans on real estate are restricted to 80 percent or less of the market value of the real estate at the time of the loan funding.

ACC is not aware that it is a party to any pending legal, arbitration, or regulatory proceedings that would have a material adverse effect on its financial condition, results of operations or liquidity. However, it is possible that the outcome of any such proceedings could have a material adverse effect on results of operations in any particular reporting period as the proceedings are resolved.

                         AMERIPRISE CERTIFICATE COMPANY

6. INCOME TAXES

The effective tax rate was 32.3% for the three months ended March 31, 2008, compared to (110.3)% for the three months ended March 31, 2007. The effective tax rate for the three months ended March 31, 2008 reflects the level of current year tax advantaged items relative to the level of pretax income. The effective tax rate for the three months ended March 31, 2007 reflects the impact of a $0.9 million tax benefit related to the settlement of taxes for capital losses in prior years.

As of March 31, 2008 and December 31, 2007, ACC had $4.0 million of gross unrecognized tax benefits. If recognized, approximately $0.8 million, net of federal tax benefits, of the unrecognized tax benefits as of March 31, 2008 and December 31, 2007 would affect the effective tax rate.

ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized interest and penalties of $0.1 million for the three months ended March 31, 2008. ACC had $1.1 million and $1.0 million for the payment of interest and penalties accrued at March 31, 2008 and December 31, 2007, respectively.

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

7. SUBSEQUENT EVENT

On April 30, 2008, the Company received a capital infusion of $15 million from Ameriprise Financial.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS

The following information should be read in conjunction with Ameriprise Certificate Company's ("ACC") Financial Statements and related notes presented in Part I, Item 1. This discussion may contain forward-looking statements that reflect ACC's plans, estimates and beliefs. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed under "Forward-Looking Statements." ACC believes it is useful to read its management's narrative analysis in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission ("SEC") on February 29, 2008, as well as its current reports on Form 8-K and other publicly available information.

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

ACC's profitability has declined in recent periods and future profitability is dependent primarily on the interest rate environment and investment opportunities. Affiliates of Ameriprise Financial and unaffiliated third parties offer certain competing products which have demonstrated strong appeal to investors.

Management's narrative analysis of the results of operations is presented in lieu of management's discussion and analysis of financial condition and results of operations, pursuant to General Instructions H(2)(a) of Form 10-Q.

MARKET RISK

Equity market and interest rate fluctuations can have a significant impact on the Company's results of operations, primarily due to the effects they have on the asset management and other asset-based fees we earn, the "spread" income generated on ACC's face amount certificate products.

There have been no material changes in ACC's net risk exposure to pretax income based on our sources of market risk during the three months ended March 31, 2008.

CREDIT RISK

ACC is exposed to credit risk within its investment portfolio, which includes loans, and through derivative counterparties. Credit risk relates to the uncertainty of an obligor's continued ability to make timely payments in accordance with the contractual terms of the instrument or contract. The Company's potential derivative credit exposure to each counterparty is aggregated with all of its other exposures to the counterparty to determine compliance with established credit and market risk limits at the time it enters into a derivative transaction. ACC manages credit risk through fundamental credit analysis, issuer and industry concentration guidelines, and diversification requirements. These guidelines and oversight of credit risk are managed through our comprehensive enterprise risk management program that includes members of senior management.

The Company manages the risk of adverse default experience on these investments by applying disciplined fundamental credit analysis and underwriting standards, prudently limiting exposures to lower-quality, higher-yielding investments, and diversifying exposures by issuer, industry, region and property type. For each counterparty or borrowing entity and its affiliates, ACC's exposures from all types of transactions are aggregated and managed in relation to guidelines set by risk tolerance thresholds and external and internal rating quality. ACC remains exposed to occasional adverse cyclical economic downturns during which default rates may be significantly higher than the long-term historical average used in pricing.

Credit exposures on derivative contracts may take into account enforceable netting arrangements and collateral arrangements. Before executing a new type of structure of derivative contract, the Company determines the variability of the contract's potential market and credit exposures and whether such variability might reasonably be expected to create exposure to a counterparty in excess of established limits.

For additional information regarding our sensitivity to market and credit risk, see "Management's Narrative Analysis" in ACC's 2007 10-K.

FAIR VALUE MEASUREMENTS

SFAS 157 defines fair value, provides a framework for measuring fair value and expands disclosures about fair value measurements. Fair value assumes the exchange of assets or liabilities in orderly transactions. ACC includes actual market prices, or observable inputs in our fair value measurements to the extent available. SFAS 157 does not require the use of market prices that are the result of a forced liquidation or distressed sale. Recent market conditions have increased the likelihood of other-than-temporary impairments for certain non-agency residential mortgage-backed and asset-backed securities.

Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. Alt-A mortgage lending is the origination of residential mortgage loans to customers who have credit ratings above sub-prime but may not conform to government-sponsored standards. ACC has exposure to these types of loans only through mortgage-backed and asset-backed securities. The slow down in the U.S. housing market, combined with relaxed underwriting standards by some originators, has recently led to higher delinquency and loss rates for some of these investments. As a part of ACC's risk management process, an internal rating system is used to assess the likelihood that ACC will not receive all contractual principal and interest payments for these investments. For the investments that are more at risk for impairment, ACC performs our own assessment of projected cash flows incorporating assumptions about default rates, prepayment speeds, loss severity, and geographic concentrations to determine if an other-than-temporary impairment should be recognized. Based on this analysis, all contractual payments are expected to be received.

The following table presents our residential mortgage-backed and asset-backed securities backed by sub-prime and Alt-A mortgage loans by credit rating and vintage year (amounts in thousands):

                            AAA                AA                A               BBB           BB & BELOW          TOTAL
                    ------------------ ----------------- ---------------- ----------------- --------------- ------------------
                    AMORTIZED   FAIR   AMORTIZED   FAIR  AMORTIZED  FAIR  AMORTIZED   FAIR  AMORTIZED  FAIR AMORTIZED   FAIR
                       COST     VALUE     COST    VALUE     COST    VALUE    COST    VALUE     COST   VALUE    COST     VALUE
                    --------- -------- --------- ------- --------- ------ --------- ------- --------- ----- --------- --------
SUB-PRIME
2003 & prior ......  $  1,821 $  1,826  $    --  $    --   $   --  $   --  $    --  $    --    $--     $--   $  1,821 $  1,826
2004 ..............     9,114    7,936       --       --       --      --   10,570   10,038     --      --     19,684   17,974
2005 ..............    19,295   18,559       --       --       --      --       --       --     --      --     19,295   18,559
2006 ..............        --       --       --       --       --      --       --       --     --      --         --       --
2007 ..............        --       --       --       --       --      --       --       --     --      --         --       --
2008 ..............        --       --       --       --       --      --       --       --     --      --         --       --
                     -------- --------  -------  -------   ------  ------  -------  -------    ---     ---   -------- --------
TOTAL SUB-PRIME      $ 30,230 $ 28,321  $    --  $    --   $   --  $   --  $10,570  $10,038    $--     $--   $ 40,800 $ 38,359
                     ======== ========  =======  =======   ======  ======  =======  =======    ===     ===   ======== ========
ALT-A
2003 & prior ......  $  8,854 $  8,197  $    --  $    --   $   --  $   --  $    --  $    --    $--     $--   $  8,854 $  8,197
2004 ..............    49,443   46,932   13,448   11,731       --      --       --       --     --      --     62,891   58,663
2005 ..............   125,776  107,448    4,436    3,695    6,864   6,852       --       --     --      --    137,076  117,995
2006 ..............   102,260   77,421       --       --       --      --       --       --     --      --    102,260   77,421
2007 ..............    52,692   36,712       --       --       --      --       --       --     --      --     52,692   36,712
2008 ..............        --       --       --       --       --      --       --       --     --      --         --       --
                     -------- --------  -------  -------   ------  ------  -------  -------    ---     ---   -------- --------
TOTAL ALT-A          $339,025 $276,710  $17,884  $15,426   $6,864  $6,852  $    --  $    --    $--     $--   $363,773 $298,988
                     ======== ========  =======  =======   ======  ======  =======  =======    ===     ===   ======== ========
GRAND TOTAL          $369,255 $305,031  $17,884  $15,426   $6,864  $6,852  $10,570  $10,038    $--     $--   $404,573 $337,347
                     ======== ========  =======  =======   ======  ======  =======  =======    ===     ===   ======== ========

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

For the three months ended March 31, 2008, investment income decreased $43.0 million, or 70.6% compared to the same period last year. This was primarily a result of losses on equity index options due to the effect of the equity market declines during the first quarter of 2008 on the value of options hedging outstanding stock market certificates. The decrease is also attributed to a reduction in holdings, due to lower client volumes and client net outflows.

Investment expenses for the three months ended March 31, 2008 decreased $1.1 million, or 11.3% compared to the same period in 2007. The decrease is due to lower distribution fees and lower advisory and service fees to RiverSource Service Corporation, an affiliate of ACC, mainly due to lower client volumes

The provision for certificate reserves decreased $38.8 million, or 76.3% for the three months ended March 31, 2008 compared to the same period in 2007. This is mainly due to lower stock market participation costs, resulting from equity market depreciation. The decrease is also attributed to lower client volumes.

For the three months ended March 31, 2008 and 2007, $0.6 million and $0.9 million of gross realized investment gains were offset by $0.1 million and $0.8 million of gross realized investment losses, respectively. Virtually all realized investment gains and losses were from securities classified as Available-for-Sale.

The effective tax rate was 32.3% for the three months ended March 31, 2008 compared to (110.3)% for the three months ended March 31, 2007. The effective tax rate for the three months ended March 31, 2007 reflects the impact of a $0.9 million tax benefit related to the settlement of taxes for capital losses in prior years.

RECENT ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements and their expected impact on our future results of operations or financial condition, see Note 2 to the Financial Statements.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, which are subject to risks and uncertainties. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "may," "should," "could," "would," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in "Item 1A. Risk Factors" and elsewhere in ACC's Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 29, 2008. Any forward-looking statements contained in this report are made only as of the date hereof. ACC undertakes no obligation to update or revise any forward-looking statements.

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

ACC's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC's Chief Executive Officer and Chief Financial Officer have concluded that ACC's disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2008.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 5 to the Financial Statements in Part 1, Item 1 is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors provided in Part I, Item 1A of ACC's Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 29, 2008.

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

                                        AMERIPRISE CERTIFICATE COMPANY
                                        (Registrant)


Date: May 7, 2008                       By /s/ William F. Truscott
                                           -------------------------------------
                                           William F. Truscott
                                           Chief Executive Officer


Date: May 7, 2008                       By /s/ Brian J. McGrane
                                           -------------------------------------
                                           Brian J. McGrane
                                           Chief Financial Officer

                                  EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

EXHIBIT   DESCRIPTION
-------   -----------
* 31.1    Certification of William F. Truscott pursuant to Rule 13a-14(a)
          promulgated under the Securities Exchange Act of 1934, as amended.

* 31.2 Certification of Brian J. McGrane pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

* 32.1    Certification of William F. Truscott and Brian J. McGrane pursuant to
          18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
*    Filed electronically herewithin.