Form 10-Q
period 2008-06-30
AMERIPRISE CERTIFICATE CO
filed 2008-08-05
CIK 52428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

                 CLASS                    OUTSTANDING AT AUGUST 5, 2008
---------------------------------------   -----------------------------
Common Shares (par value $10 per share)          150,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                         AMERIPRISE CERTIFICATE COMPANY

                                    FORM 10-Q

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
Part I. Financial Information:

   Item 1.  Financial Statements

            Statements of Operations -- Three months and six months
               ended June 30, 2008 and 2007..........................         1

            Balance Sheets -- June 30, 2008 and December 31, 2007....         2

            Statements of Cash Flows -- Six months ended June 30,
               2008 and 2007 ........................................         3

            Statements of Comprehensive Loss -- Three months and six
               months ended June 30, 2008 and 2007...................         4

            Notes to Financial Statements............................      5-11

   Item 2.  Management's Narrative Analysis..........................     12-14

   Item 4T. Controls and Procedures..................................        14

Part II. Other Information:

   Item 1.  Legal Proceedings........................................        15

   Item 1A. Risk Factors.............................................        15

   Item 6.  Exhibits.................................................        15

   Signatures........................................................        16

   Exhibit Index.....................................................       E-1

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                         AMERIPRISE CERTIFICATE COMPANY

                      STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (in thousands)

                                                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                               JUNE 30,            JUNE 30,
                                                                         ------------------   ------------------
                                                                           2008       2007      2008      2007
                                                                         --------   -------   --------  --------
Investment income.....................................................   $ 46,376   $55,326   $ 91,276  $113,996
Investment expenses...................................................      8,311     9,352     16,717    18,825
                                                                         --------   -------   --------  --------
Net investment income before provision for certificate reserves and
    income taxes......................................................     38,065    45,974     74,559    95,171
Provision for certificate reserves....................................     37,034    46,052     76,098    94,735
                                                                         --------   -------   --------  --------
Net investment income (loss) before income taxes......................      1,031       (78)    (1,539)      436
Income tax provision (benefit)........................................        524      (608)      (319)   (1,290)
                                                                         --------   -------   --------  --------
Net investment income (loss)..........................................        507       530     (1,220)    1,726
                                                                         --------   -------   --------  --------
Net realized investment losses before income taxes....................    (10,717)     (714)   (10,233)     (635)
Income tax benefit....................................................     (3,751)     (250)    (3,582)     (222)
                                                                         --------   -------   --------  --------
Net realized losses on investments....................................     (6,966)     (464)    (6,651)     (413)
                                                                         --------   -------   --------  --------
Net (loss) income.....................................................   $ (6,459)  $    66   $ (7,871) $  1,313
                                                                         ========   =======   ========  ========

See Notes to Financial Statements.

                         AMERIPRISE CERTIFICATE COMPANY

                                 BALANCE SHEETS
                        (in thousands, except share data)

                                                                               JUNE 30,    DECEMBER 31,
                                                                                 2008          2007
                                                                             -----------   ------------
                                                                             (UNAUDITED)
ASSETS
Qualified Assets
   Cash equivalents ......................................................    $  358,831    $   76,079
   Investments in unaffiliated issuers ...................................     3,833,860     3,769,068
   Receivables ...........................................................        32,059        29,118
   Equity index options, purchased .......................................        20,705        58,575
                                                                              ----------    ----------
Total qualified assets ...................................................     4,245,455     3,932,840
                                                                              ----------    ----------
Other Assets
   Deferred income taxes, net ............................................        70,028        40,434
   Current taxes receivable ..............................................           137         9,287
   Due from related party ................................................           137           132
                                                                              ----------    ----------
Total other assets .......................................................        70,302        49,853
                                                                              ----------    ----------
Total assets .............................................................    $4,315,757    $3,982,693
                                                                              ==========    ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
   Certificate reserves ..................................................    $4,050,040    $3,757,494
   Current taxes payable to parent .......................................         4,209            --
   Payable for investment securities purchased ...........................        78,240         1,263
   Equity index options, written .........................................        10,222        26,796
   Accounts payable and accrued liabilities ..............................        12,872        20,516
                                                                              ----------    ----------
Total liabilities ........................................................     4,155,583     3,806,069
                                                                              ----------    ----------
Shareholder's equity
   Common shares ($10 par value, 150,000 shares authorized and issued) ...         1,500         1,500
   Additional paid-in capital ............................................       235,720       207,964
   Retained earnings .....................................................           337           964
   Accumulated other comprehensive loss, net of tax ......................       (77,383)      (33,804)
                                                                              ----------    ----------
Total shareholder's equity ...............................................       160,174       176,624
                                                                              ----------    ----------
Total liabilities and shareholder's equity ...............................    $4,315,757    $3,982,693
                                                                              ==========    ==========

See Notes to Financial Statements.

                         AMERIPRISE CERTIFICATE COMPANY

                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                           -----------------------
                                                                                              2008         2007
                                                                                           ---------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES                                                       $  (7,871)  $     1,313
Net (loss) income.......................................................................
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
   Interest added to certificate loans..................................................        (127)         (161)
   Amortization of premiums, accretion of discounts, net................................       3,072         4,914
   Deferred income taxes, net...........................................................      (7,593)       (1,091)
   Net realized loss on investments before income tax provision.........................      10,233           635
Changes in other operating assets and liabilities:
   Equity index options purchased and written, net......................................      21,296           681
   Dividends and interest (payable) receivable..........................................      (3,300)        3,711
   Due to parent for income taxes.......................................................      13,359         7,595
   Other assets and liabilities, net....................................................     (22,611)       10,362
                                                                                            --------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES...............................................       6,458        27,959
                                                                                            --------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Available-for-Sale securities:
   Sales................................................................................       2,740       183,628
   Maturities and redemptions...........................................................     553,803       361,359
   Purchases............................................................................    (586,051)      (78,051)
First mortgage loans on real estate and other loans:
   Sales................................................................................       1,515         4,296
   Maturities and redemptions...........................................................      34,195        76,347
   Purchases............................................................................     (77,155)      (47,651)
Certificate loans:
   Payments.............................................................................         412           487
   Fundings.............................................................................        (223)         (291)
                                                                                            --------   -----------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES.....................................     (70,764)      500,124
                                                                                            --------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments from certificate owners.....................................................     928,647       461,973
   Certificate maturities and cash surrenders...........................................    (616,589)   (1,011,828)
   Capital contribution from parent.....................................................      35,000            --
   Dividend/return of capital to parent.................................................          --       (30,000)
                                                                                            --------   -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.....................................     347,058      (579,855)
                                                                                            --------   -----------
NET INCREASE (DECREASE) IN CASH EQUIVALENTS.............................................     282,752       (51,772)
Cash equivalents beginning of period....................................................      76,079       174,247
                                                                                            --------   -----------
CASH EQUIVALENTS END OF PERIOD..........................................................    $358,831   $   122,475
                                                                                            ========   ===========
SUPPLEMENTAL DISCLOSURES INCLUDING NON-CASH TRANSACTIONS:
   Cash received for income taxes.......................................................    $(15,513)  $   (10,112)
   Certificate maturities and surrenders through loan reductions........................         998           932

See Notes to Financial Statements.

                         AMERIPRISE CERTIFICATE COMPANY

                  STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
                                 (in thousands)

                                                                        THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                             JUNE 30,             JUNE 30,
                                                                       -------------------   ------------------
                                                                         2008       2007       2008       2007
                                                                       --------   --------   --------   -------
Net (loss) income ..................................................   $ (6,459)   $    66   $ (7,871)  $ 1,313
OTHER COMPREHENSIVE LOSS
   Unrealized losses on Available-for-Sale securities:
      Unrealized holding losses arising during
         the period ................................................    (31,619)   (23,902)   (79,133)   (3,106)
      Income tax benefit ...........................................    (11,439)    (8,576)   (28,924)     (980)
                                                                       --------    -------   --------   -------
         Net unrealized holding losses arising during the period ...    (20,180)   (15,326)   (50,209)   (2,126)
                                                                       --------    -------   --------   -------
      Reclassification adjustment for losses included
         in net (loss) income ......................................     10,688       727      10,200      655
      Income tax benefit ...........................................      3,741       253       3,570      228
                                                                       --------    -------   --------   -------
         Net reclassification adjustment for losses
            included in net (loss) income ..........................      6,947       474       6,630      427
                                                                       --------    -------   --------   -------
Net unrealized losses on Available-for-Sale securities .............    (13,233)   (14,852)   (43,579)   (1,699)
                                                                       --------    -------   --------   -------
NET OTHER COMPREHENSIVE LOSS .......................................    (13,233)   (14,852)   (43,579)   (1,699)
                                                                       --------    -------   --------   -------
TOTAL COMPREHENSIVE LOSS ...........................................   $(19,692)  $(14,786)  $(51,450)  $  (386)
                                                                       ========   ========   ========   =======

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

RECLASSIFICATIONS

Certain reclassifications of prior period amounts have been made to conform to the current presentation. In the second quarter of 2008, ACC reclassified the mark-to-market adjustment on certain derivatives from investment income to provision for certificate reserves. This reclassification was made to enhance transparency and to better align the financial statement captions with the key drivers of the business. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Financial Statements and Notes should be read in conjunction with the Financial Statements and Notes in the Annual Report on Form 10-K of ACC for the year ended December 31, 2007, filed with the Securities and Exchange Commission ("SEC") on February 29, 2008.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 161 "Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about their impact on an entity's financial position, financial performance, and cash flows. SFAS 161 requires disclosures regarding the objectives for using derivative instruments, the fair values of derivative instruments and their related gains and losses, and the accounting for derivatives and related hedged items. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. ACC is currently evaluating the impact of SFAS 161 on its disclosures. ACC's adoption of SFAS 161 will not impact its results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. The provisions of SFAS 157 are required to be applied prospectively as of the beginning of the fiscal year in which SFAS 157 is initially applied, except for certain financial instruments as defined in SFAS 157 that require retrospective application. Any retrospective application will be recognized as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year of adoption. ACC adopted SFAS 157 effective January 1, 2008. The adoption of SFAS 157 did not have a material effect on ACC's results of operations and financial condition.

In accordance with FASB Staff Position ("FSP") FAS 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"), ACC will defer the adoption of SFAS 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In January 2008, the FASB published for comment Proposed FSP FAS 157-c "Measuring Liabilities under FASB Statement No. 157" ("FSP 157-c"). FSP 157-c would amend SFAS 157 to clarify the accounting principles on the fair value measurement of liabilities. ACC is monitoring the impact that this proposed FSP could have on its results of operations and financial condition. See Note 4 for additional information regarding the fair values of ACC's assets and liabilities.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. ACC adopted FIN 48 as of January 1, 2007. The effect of adopting FIN 48 on ACC's results of operations and financial condition was not material.

                         AMERIPRISE CERTIFICATE COMPANY

3. INVESTMENTS IN UNAFFILIATED ISSUERS

Investments in unaffiliated issuers were:

                                                                             JUNE 30,    DECEMBER 31,
                                                                               2008          2007
                                                                            ----------   -----------
                                                                                  (in thousands)
Available-for-Sale securities, at fair value
   (amortized cost: 2008, $3,556,717; 2007, $3,472,672)..................   $3,434,312    $3,419,201
First mortgage loans on real estate and other loans, at cost
   (fair value: 2008, $390,089; 2007, $341,925)..........................      392,685       341,944
Certificate loans - secured by certificate reserves, at cost,
   which approximates fair value.........................................        6,863         7,923
Total ...................................................................   ----------    ----------
                                                                            $3,833,860    $3,769,068
                                                                            ==========    ==========

Gross realized investment gains and losses on Available-for-Sale securities and other-than-temporary impairment losses on Available-for-Sale securities included in net realized investment losses before income taxes were as follows:

                                        THREE MONTHS ENDED    SIX MONTHS ENDED
                                             JUNE 30,             JUNE 30,
                                        ------------------   ------------------
                                          2008      2007       2008       2007
                                        --------   -------   --------   -------
                                          (in thousands)       (in thousands)
Gross realized investment gains......   $    104    $ 226    $    687   $ 1,112
Gross realized investment losses.....         (7)    (768)       (102)   (1,582)
Other-than-temporary impairments.....    (10,785)    (185)    (10,785)     (185)

ACC regularly reviews Available-for-Sale securities for impairments in value considered to be other-than-temporary. The cost basis of securities that are determined to be other-than-temporarily impaired is written down to current fair value with a corresponding charge to net income. A write-down for impairment can be recognized for both credit-related events and for change in fair value due to changes in interest rates. Once a security is written down to fair value through net income, any subsequent recovery in value cannot be recognized in net income until the principal is returned.

Factors ACC considers in determining whether declines in the fair value of fixed-maturity securities are other-than-temporary include: 1) the extent to which the market value is below amortized cost; 2) our ability and intent to hold the investment for a sufficient period of time for it to recover to an amount at least equal to its carrying value; 3) the duration of time in which there has been a significant decline in value; 4) fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer; and
5) market events that could impact credit ratings, economic and business climate, litigation and government actions, and similar external business factors. For structured investments (e.g., mortgage-backed securities), ACC also considers factors such as overall deal structure and its position within the structure, quality of underlying collateral, delinquencies and defaults, loss severities, recoveries, prepayments, cumulative loss projections, and discounted cash flows in assessing potential other-than-temporary impairment of these investments. Based upon these factors, securities that have indicators of potential other-than-temporary impairment are subject to detailed review by management. Securities for which declines are considered temporary continue to be carefully monitored by management.

For the three and six months ended June 30, 2008, other-than-temporary impairments of $10.8 million relate to two Alt-A mortgage-backed securities.

                         AMERIPRISE CERTIFICATE COMPANY

Available-for-Sale securities distributed by type were as follows:

                                                                 JUNE 30, 2008
                                               -------------------------------------------------
                                                               GROSS        GROSS
                                                AMORTIZED   UNREALIZED   UNREALIZED      FAIR
DESCRIPTION OF SECURITIES                          COST        GAINS        LOSSES       VALUE
-------------------------                      ----------   ----------   ----------   ----------
                                                                 (IN THOUSANDS)
Mortgage and other asset-backed securities..   $2,113,606     $4,377     $(105,681)   $2,012,302
Corporate debt securities...................    1,399,449      1,304       (20,217)    1,380,536
U.S. government and agencies obligations....       20,050         40          (126)       19,964
Common and preferred stocks.................       19,612         --        (2,088)       17,524
State and municipal obligations.............        4,000         --           (14)        3,986
   Total....................................   ----------     ------     ---------    ----------
                                               $3,556,717     $5,721     $(128,126)   $3,434,312
                                               ==========     ======     =========    ==========

                                                               DECEMBER 31, 2007
                                               -------------------------------------------------
                                                               GROSS        GROSS
                                                AMORTIZED   UNREALIZED   UNREALIZED      FAIR
DESCRIPTION OF SECURITIES                         COST         GAINS       LOSSES        VALUE
-------------------------                      ----------   ----------   ----------   ----------
                                                                 (IN THOUSANDS)
Mortgage and other asset-backed securities..   $2,159,248     $4,055      $(37,189)   $2,126,114
Corporate debt securities...................    1,264,467      1,043       (20,979)    1,244,531
U.S. government and agencies obligations....       20,345         43           (12)       20,376
Common and preferred stocks.................       19,612         --          (355)       19,257
State and municipal obligations.............        9,000         --           (77)        8,923
   Total....................................   ----------     ------      --------    ----------
                                               $3,472,672     $5,141      $(58,612)   $3,419,201
                                               ==========     ======      ========    ==========

                         AMERIPRISE CERTIFICATE COMPANY

3. INVESTMENTS IN UNAFFILIATED ISSUERS (CONTINUED)

The following table provides information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

                                                                             JUNE 30, 2008
                                               -------------------------------------------------------------------------
                                                 LESS THAN 12 MONTHS       12 MONTHS OR MORE              TOTAL
                                               -----------------------   ---------------------   -----------------------
                                                  FAIR      UNREALIZED     FAIR     UNREALIZED      FAIR      UNREALIZED
DESCRIPTION OF SECURITIES                         VALUE       LOSSES       VALUE      LOSSES        VALUE       LOSSES
-------------------------                      ----------   ----------   --------   ----------   ----------   ----------
                                                                             (IN THOUSANDS)
Mortgage and other
   asset-backed securities..................    1,019,028     (50,338)    569,203     (55,343)    1,588,231    (105,681)
Corporate debt securities...................   $  746,426    $ (5,674)   $248,502    $(14,543)   $  994,928   $ (20,217)
State and municipal obligations.............           --          --       3,986         (14)        3,986         (14)
U.S. government and
   agencies obligations.....................        4,538        (126)         --          --         4,538        (126)
Common and preferred stocks.................       17,524      (2,088)         --          --        17,524      (2,088)
   Total....................................   ----------    --------    --------    --------    ----------   ---------
                                               $1,787,516    $(58,226)   $821,691    $(69,900)   $2,609,207   $(128,126)
                                               ==========    ========    ========    ========    ==========   =========

                                                                           DECEMBER 31, 2007
                                               -------------------------------------------------------------------------
                                                 LESS THAN 12 MONTHS       12 MONTHS OR MORE               TOTAL
                                               ----------------------   -----------------------   -----------------------
                                                 FAIR      UNREALIZED      FAIR      UNREALIZED      FAIR      UNREALIZED
DESCRIPTION OF SECURITIES                        VALUE       LOSSES        VALUE       LOSSES        VALUE       LOSSES
-------------------------                      ---------   ----------   ----------   ----------   ----------   ----------
                                                                            (IN THOUSANDS)
Mortgage and other
   asset-backed securities..................     296,515     (16,389)    1,495,484     (20,800)    1,791,999     (37,189)
Corporate debt securities...................    $ 63,658    $   (728)   $1,051,911    $(20,251)   $1,115,569    $(20,979)
State and municipal obligations.............          --          --         8,924         (77)        8,924         (77)
U.S. government and
   agencies obligations.....................          --          --        14,986         (12)       14,986         (12)
Common and preferred stocks.................      19,257        (355)           --          --        19,257        (355)
   Total....................................    --------    --------    ----------    --------    ----------    --------
                                                $379,430    $(17,472)   $2,571,305    $(41,140)   $2,950,735    $(58,612)
                                                ========    ========    ==========    ========    ==========    ========

                         AMERIPRISE CERTIFICATE COMPANY

In evaluating potential other-than-temporary impairments, ACC considers the extent to which amortized cost exceeds fair value and the duration of that difference. A key metric in performing this evaluation is the ratio of fair value to amortized cost. The following table summarizes the unrealized losses by ratio of fair value to amortized cost:

                                                                     JUNE 30, 2008
                   ----------------------------------------------------------------------------------------------------------------
                            LESS THAN 12 MONTHS                    12 MONTHS OR MORE                           TOTAL
                   ------------------------------------   ----------------------------------   ------------------------------------
RATIO OF
FAIR VALUE TO        NUMBER                     GROSS       NUMBER                   GROSS       NUMBER                     GROSS
AMORTIZED              OF          FAIR      UNREALIZED       OF         FAIR     UNREALIZED       OF          FAIR      UNREALIZED
COST               SECURITIES      VALUE       LOSSES     SECURITIES     VALUE      LOSSES     SECURITIES      VALUE       LOSSES
-------------      ----------   ----------   ----------   ----------   --------   ----------   ----------   ----------   ----------
                                                     (IN THOUSANDS, EXCEPT NUMBER OF SECURITIES)
95%-100% .......       168      $1,546,625    $(14,317)        98      $579,068    $(10,721)       266      $2,125,693   $ (25,038)
90%-95% ........        17          99,754      (8,280)        35        97,526      (7,162)        52         197,280     (15,442)
80%-90% ........        12          89,891     (11,591)        21        66,331     (11,229)        33         156,222     (22,820)
Less than 80% ..         6          51,246     (24,038)        20        78,766     (40,788)        26         130,012     (64,826)
                       ---      ----------    --------        ---      --------    --------        ---      ----------   ---------
   Total .......       203      $1,787,516    $(58,226)       174      $821,691    $(69,900)       377      $2,609,207   $(128,126)
                       ===      ==========    ========        ===      ========    ========        ===      ==========   =========

                                                                   DECEMBER 31, 2007
                   ----------------------------------------------------------------------------------------------------------------
                            LESS THAN 12 MONTHS                    12 MONTHS OR MORE                           TOTAL
                   ----------------------------------   ------------------------------------   ------------------------------------
RATIO OF
FAIR VALUE TO        NUMBER                   GROSS       NUMBER                     GROSS       NUMBER                     GROSS
AMORTIZED              OF         FAIR     UNREALIZED       OF          FAIR      UNREALIZED       OF          FAIR      UNREALIZED
COST               SECURITIES     VALUE      LOSSES     SECURITIES      VALUE       LOSSES     SECURITIES      VALUE       LOSSES
-------------      ----------   --------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                    (IN THOUSANDS, EXCEPT NUMBER OF SECURITIES)
95%-100% .......       54       $242,284    $ (3,148)       304      $2,489,523    $(27,745)       358      $2,731,807    $(30,893)
90%-95% ........       13         96,727      (8,392)        17          41,920      (3,198)        30         138,647     (11,590)
80%-90% ........        2         40,419      (5,932)         7          23,197      (4,201)         9          63,616     (10,133)
Less than 80% ..       --             --          --          7          16,665      (5,996)         7          16,665      (5,996)
                      ---       --------    --------        ---      ----------    --------        ---      ----------    --------
   Total .......       69       $379,430    $(17,472)       335      $2,571,305    $(41,140)       404      $2,950,735    $(58,612)
                      ===       ========    ========        ===      ==========    ========        ===      ==========    ========

                         AMERIPRISE CERTIFICATE COMPANY

4. FAIR VALUES OF ASSETS AND LIABILITIES

Effective January 1, 2008, ACC adopted SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability is not exchanged subject to a forced liquidation or distressed sale. As a result of adopting SFAS 157, ACC did not record any transition adjustments.

VALUATION HIERARCHY

Under SFAS 157, ACC categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by ACC's valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1 Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.

Level 2 Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

DETERMINATION OF FAIR VALUE

ACC uses valuation techniques consistent with the market and income approaches to measure the fair value of its assets and liabilities. ACC's market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. ACC's income approach uses valuation techniques to convert future projected cash flows to a single discounted present value amount. When applying either approach, ACC maximizes the use of observable inputs and minimizes the use of unobservable inputs.

The following is a description of the valuation techniques used to measure fair value and the general classification of these instruments pursuant to the fair value hierarchy.

ASSETS

Cash equivalents

Cash equivalents include highly liquid investments with original maturities of 90 days or less. ACC's cash equivalents are classified as Level 2 and are measured at amortized cost, which is a reasonable estimate of fair value because of the short time between the purchase of the instrument and its expected realization.

Investments in Unaffiliated Issuers (Available-for-Sale securities)

When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from nationally-recognized pricing services, broker quotes, or other model-based valuation techniques such as the present value of cash flows. Level 1 securities include U.S. Treasuries. Level 2 securities include agency mortgage-backed securities and certain non-agency mortgage-backed securities, asset-backed securities, municipal and corporate bonds and U.S. agency securities. Level 3 securities include certain non-agency mortgage-backed securities and corporate bonds.

Derivatives (Equity index options, purchased and written)

The fair values of derivatives that are traded in certain over-the-counter markets are measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy.

                         AMERIPRISE CERTIFICATE COMPANY

4. FAIR VALUES OF ASSETS AND LIABILITIES (CONTINUED)

LIABILITIES

Certificate reserves

ACC uses various Black-Scholes calculations to determine the fair value of the embedded derivative liability associated with the provisions of its stock market certificates. The inputs to these calculations are primarily market observable. As a result, these measurements are classified as Level 2.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

                                                              JUNE 30, 2008
                                              --------------------------------------------
                                              LEVEL 1     LEVEL 2     LEVEL 3      TOTAL
                                              -------   ----------   --------   ----------
                                                             (in thousands)
Assets
   Cash equivalents........................     $ --    $  358,831   $     --   $  358,831
   Investments in unaffiliated issuers.....      394     3,020,302    413,616    3,434,312
   Equity index options, purchased.........       --        20,705         --       20,705
                                                ----    ----------   --------   ----------
Total assets at fair value.................     $394    $3,399,838   $413,616   $3,813,848
                                                ====    ==========   ========   ==========
Liabilities
   Certificate reserves....................     $ --    $   10,681   $     --   $   10,681
   Equity index options, written...........       --        10,222         --       10,222
                                                ----    ----------   --------   ----------
Total liabilities at fair value............     $ --    $   20,903   $     --   $   20,903
                                                ====    ==========   ========   ==========

The following table provides a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2008:

                                                              INVESTMENTS IN UNAFFILIATED ISSUERS
                                                             -------------------------------------
                                                             THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                JUNE 30, 2008       JUNE 30, 2008
                                                             ------------------   ----------------
                                                                         (in thousands)
Balance, beginning of period..............................       $405,044             $470,040
   Total losses included in:
      Net loss............................................        (10,210)(1)           (9,835)(1)
      Other comprehensive loss............................         (8,207)             (54,001)
   Purchases, sales, issuances and settlements, net.......         26,989                7,412
                                                                 --------             --------
Balance, end of period....................................       $413,616             $413,616
                                                                 ========             ========
Change in unrealized gains (losses) included in net loss
   relating to assets held at June 30.....................       $(10,310)(2)         $(10,421)(2)
                                                                 ========             ========

----------
(1) Represents a $10,685 and $10,685 loss included in net realized investment losses before income taxes and $475 and $850 income included in investment income for the three and six months ended June 30, 2008, respectively.

(2) Represents a $10,785 and $10,785 loss included in net realized investment losses before income taxes and $475 and $364 income included in investment income for the three and six months ended June 30, 2008, respectively.

During the reporting period, there were no material assets or liabilities measured at fair value on a nonrecurring basis.

                         AMERIPRISE CERTIFICATE COMPANY

5. COMMITMENTS AND CONTINGENCIES

At June 30, 2008 and December 31, 2007, ACC had no commitments to fund first mortgage loans on real estate. ACC holds the mortgage document for all outstanding mortgages, which gives it the right to take possession of the property if the borrower fails to perform according to the terms of the agreements. ACC employs policies and procedures designed to ensure the creditworthiness of the borrowers and that funds will be available on the funding date. ACC's investments in first mortgage loans on real estate are restricted to 80 percent or less of the market value of the real estate at the time of the loan funding.

ACC is not aware that it is a party to any pending legal, arbitration, or regulatory proceedings that would have a material adverse effect on its financial condition, results of operations or liquidity. However, it is possible that the outcome of any such proceedings could have a material adverse effect on results of operations in any particular reporting period as the proceedings are resolved.

6. INCOME TAXES

The effective tax rate was 33.3% and 33.1% for the three months and six months ended June 30, 2008, respectively, compared to 108.3% and 759.8% for the three months and six months ended June 30, 2007, respectively. The effective tax rate for the six months ended June 30, 2008 reflected the level of current year tax advantaged items relative to the level of pretax income. The effective tax rate for the six months ended June 30, 2007 reflected the impact of a $0.9 million tax benefit related to the settlement of taxes for capital losses in prior years and the level of current year tax advantaged items relative to the level of pretax income.

As of June 30, 2008 and December 31, 2007, ACC had $4 million of gross unrecognized tax benefits. If recognized, approximately $0.8 million, net of federal tax benefits, of the unrecognized tax benefits as of June 30, 2008 and December 31, 2007 would affect the effective tax rate.

ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized interest and penalties of $0.1 million for the six months ended June 30, 2008. ACC had $1.1 million and $1.0 million for the payment of interest and penalties accrued at June 30, 2008 and December 31, 2007, respectively.

It is not expected that the total amounts of unrecognized tax benefits will change materially in the next 12 months.

ACC files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, ACC is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 1997. The Internal Revenue Service ("IRS"), as part of the overall examination of the American Express Company consolidated return, commenced an examination of ACC's U.S. income tax returns for 1997 through 2002 in the third quarter of 2005. In the first quarter of 2007, the IRS expanded the period of the examination to include 2003 through 2004. ACC's state income tax returns are currently under examination by various jurisdictions for years ranging from 1998 through 2005.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS

The following information should be read in conjunction with Ameriprise Certificate Company's ("ACC") Financial Statements and related notes presented in Part I, Item 1. This discussion may contain forward-looking statements that reflect ACC's plans, estimates and beliefs. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed under "Forward-Looking Statements." ACC believes it is useful to read its management's narrative analysis in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission ("SEC") on February 29, 2008 ("2007 10-K"), as well as its current reports on Form 8-K and other publicly available information.

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

ACC follows U.S. generally accepted accounting principles ("GAAP"). Certain reclassifications of prior period amounts have been made to conform to the current presentation. In the second quarter of 2008, ACC reclassified the mark-to-market adjustment on certain derivatives from investment income to provision for certificate reserves. This reclassification was made to enhance transparency and to better align the financial statement captions with the key drivers of the business. Prior period amounts were reclassified to conform to the current presentation.

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

MARKET RISK

Equity market and interest rate fluctuations can have a significant impact on ACC's results of operations, primarily due to the effects they have on the spread income generated on ACC's face amount certificate products.

There have been no material changes in ACC's net risk exposure to pretax income based on its sources of market risk during the six months ended June 30, 2008.

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

ACC manages the risk of adverse default experience on these investments by applying disciplined fundamental credit analysis and underwriting standards, prudently limiting exposures to lower-quality, higher-yielding investments, and diversifying exposures by issuer, industry, region and property type. For each counterparty or borrowing entity and its affiliates, ACC's exposures from all types of transactions are aggregated and managed in relation to guidelines set by risk tolerance thresholds and external and internal rating quality. ACC remains exposed to occasional adverse cyclical economic downturns during which default rates may be significantly higher than the long term historical average used in pricing.

Credit exposures on derivative contracts may take into account enforceable netting arrangements and collateral arrangements. Before executing a new type of structure of derivative contract, ACC determines the variability of the contract's potential market and credit exposures and whether such variability might reasonably be expected to create exposure to a counterparty in excess of established limits.

For additional information regarding ACC's sensitivity to market and credit risk, see "Management's Narrative Analysis" in ACC's 2007 10-K.

FAIR VALUE MEASUREMENTS

Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157") defines fair value, provides a framework for measuring fair value and expands disclosures about fair value measurements. Fair value assumes the exchange of assets or liabilities in orderly transactions. ACC includes actual market price, or observable inputs in its fair value measurements to the extent available. SFAS 157 does not require the use of market prices that are the result of a forced liquidation or distressed sale. Recent market conditions have increased the likelihood of other-than-temporary impairments for certain non-agency residential mortgage-backed and asset-backed securities.

Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. Alt-A mortgage lending is the origination of residential mortgage loans to customers who have credit ratings above sub-prime but may not conform to government-sponsored standards. ACC has exposure to these types of loans only through mortgage-backed and asset-backed securities. The slow down in the U.S. housing market, combined with relaxed underwriting standards by some originators, has recently led to higher delinquency and loss rates for some of these investments. As a part of ACC's risk management process, an internal rating system is used in conjunction with market data as the basis for analysis to assess the likelihood that ACC will not receive all contractual principal and interest payments for these investments. For the investments that are more at risk for impairment, ACC performs its own assessment of projected cash flows incorporating assumptions about default rates, prepayment speeds, loss severity, and geographic concentrations to determine if an other-than-temporary impairment should be recognized. Based on this analysis, other than the two Alt-A mortgage-backed securities that had credit-related impairments recorded in the six months ended June 30, 2008, all contractual payments are expected to be received.

The following table presents as of June 30, 2008 ACC's residential mortgage-backed and asset-backed securities backed by sub-prime and Alt-A mortgage loans by credit rating and vintage year. For presentation in this table, other-than-temporarily impaired securities are shown at their internal rating of BB and below (amounts in thousands):

                         AAA                  AA                  A
                 -------------------  ------------------  -----------------
                 AMORTIZED    FAIR    AMORTIZED    FAIR   AMORTIZED    FAIR
                   COST      VALUE      COST       VALUE     COST     VALUE
                 ---------  --------  ---------  -------  ---------  ------
SUB-PRIME
2003 & prior ..   $  1,699  $  1,549   $    --   $    --    $   --   $   --
2004 ..........      8,127     6,987       899       686        --       --
2005 ..........     17,371    16,170        --        --        --       --
2006 ..........      9,412     8,772        --        --        --       --
2007 ..........         --        --        --        --        --       --
2008 ..........         --        --        --        --        --       --
                  --------  --------   -------   -------    ------   ------
TOTAL
   SUB-PRIME ..   $ 36,609  $ 33,478   $   899   $   686    $   --   $   --
                  ========  ========   =======   =======    ======   ======
ALT-A
2003 & prior ..   $  8,427  $  7,910   $    --   $    --    $   --   $   --
2004 ..........     45,638    42,001    12,776     8,392        --       --
2005 ..........    133,677   111,310     4,260     2,628     4,676    4,141
2006 ..........     65,326    44,987        --        --        --       --
2007 ..........     87,517    70,514        --        --        --       --
2008 ..........         --        --        --        --        --       --
                  --------  --------   -------   -------    ------   ------
TOTAL ALT-A       $340,585  $276,722   $17,036   $11,020    $4,676   $4,141
                  ========  ========   =======   =======    ======   ======
GRAND TOTAL       $377,194  $310,200   $17,935   $11,706    $4,676   $4,141
                  ========  ========   =======   =======    ======   ======

                         BBB             BB & BELOW             TOTAL
                 ------------------  ------------------  -------------------
                 AMORTIZED    FAIR   AMORTIZED    FAIR   AMORTIZED    FAIR
                    COST     VALUE      COST     VALUE      COST     VALUE
                 ---------  -------  ---------  -------  ---------  --------
SUB-PRIME
2003 & prior ..   $    --   $    --   $    --   $    --   $  1,699  $  1,549
2004 ..........    10,268     9,451        --        --     19,294    17,124
2005 ..........     2,396     2,163        --        --     19,767    18,333
2006 ..........        --        --        --        --      9,412     8,772
2007 ..........        --        --        --        --         --        --
2008 ..........        --        --        --        --         --        --
                  -------   -------   -------   -------   --------  --------
TOTAL
   SUB-PRIME ..   $12,664   $11,614   $    --   $    --   $ 50,172  $ 45,778
                  =======   =======   =======   =======   ========  ========
ALT-A
2003 & prior ..   $    --   $    --   $    --   $    --   $  8,427  $  7,910
2004 ..........        --        --        --        --     58,414    50,393
2005 ..........        --        --        --        --    142,613   118,079
2006 ..........        --        --    24,835    24,835     90,161    69,822
2007 ..........        --        --        --        --     87,517    70,514
2008 ..........        --        --        --        --         --        --
                  -------   -------   -------   -------   --------  --------
TOTAL ALT-A       $    --   $    --   $24,835   $24,835   $387,132  $316,718
                  =======   =======   =======   =======   ========  ========
GRAND TOTAL       $12,664   $11,614   $24,835   $24,835   $437,304  $362,496
                  =======   =======   =======   =======   ========  ========

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

For the six months ended June 30, 2008, investment income decreased $22.7 million, or 19.9%, compared to the same period last year. This was primarily a result of a reduction in holdings, due to lower average client volumes. This decrease is offset slightly by an increase in the sales of the Flexible Savings Certificate, due to the promotion on the seven and thirteen month term certificates which began in April 2008.

Investment expenses for the six months ended June 30, 2008 decreased $2.1 million, or 11.2%, compared to the same period in 2007. This decrease is due to lower distribution fees, lower transfer agent fees, and lower advisory and service fees to RiverSource Service Corporation, an affiliate of ACC, mainly due to lower client volumes on average, compared to the same period in 2007.

The provision for certificate reserves decreased $18.6 million, or 19.7%, for the six months ended June 30, 2008 compared to the same period in 2007. This was primarily due to a decrease in average client volumes.

For the six months ended June 30, 2008 and 2007, $0.7 million and $1.1 million of gross realized investment gains were offset by $10.9 million and $1.7 million of gross realized investment losses, respectively. Included in the total investment losses for the six months ended June 30, 2008 and 2007 was $10.8 million and $0.2 million, respectively, of other-than-temporary impairment losses on investments. The impairment charges for the six months ended June 30, 2008 related to the other-than-temporary impairment of two Alt-A mortgage-backed securities. The majority of the realized investment gains and losses were from securities classified as Available-for-Sale.

The effective tax rate was 33.1% for the six months ended June 30, 2008 compared to 759.8% for the six months ended June 30, 2007. The effective tax rate for the six months ended June 30, 2008 reflected the level of current year tax advantaged items relative to the level of pretax income. The effective tax rate for the six months ended June 30, 2007 reflected the impact of a $0.9 million tax benefit related to the settlement of taxes for capital losses in prior years and the level of tax advantaged items relative to the level of pretax income.

RECENT ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements and their expected impact on our future results of operations or financial condition, see Note 2 to the Financial Statements.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, which are subject to risks and uncertainties. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "may," "should," "could," "would," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in "Item 1A. Risk Factors" and elsewhere in ACC's 2007 10-K. Any forward-looking statements contained in this report are made only as of the date hereof. ACC undertakes no obligation to update or revise any forward-looking statements.

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

ACC's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC's Chief Executive Officer and Chief Financial Officer have concluded that ACC's disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2008.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the second quarter of 2008 ACC made certain changes to internal controls over financial reporting related to the implementation of a new general ledger system. The system changes were not undertaken in response to any actual or perceived deficiencies in its internal control over financial reporting. There were no other changes in ACC's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, ACC's internal control over financial reporting.

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

                                        AMERIPRISE CERTIFICATE COMPANY
                                                  (Registrant)


Date: August 5, 2008                    By /s/ William F. Truscott
                                           -------------------------------------
                                           William F. Truscott
                                           Chief Executive Officer


Date: August 5, 2008                    By /s/ Brian J. McGrane
                                           -------------------------------------
                                           Brian J. McGrane
                                           Chief Financial Officer

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

----------
*   Filed electronically herewith.