Form 10-Q
period 2008-09-30
AMERIPRISE CERTIFICATE CO
filed 2008-11-05
CIK 52428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

                 CLASS                    OUTSTANDING AT NOVEMBER 4, 2008
---------------------------------------   -------------------------------
Common Shares (par value $10 per share)            150,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                         AMERIPRISE CERTIFICATE COMPANY

                                    FORM 10-Q

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
Part I.  Financial Information:
         Item 1.  Financial Statements
                  Statements of Operations -- Three months and nine
                    months ended September 30, 2008 and 2007........          1
                  Balance Sheets -- September 30, 2008 and December
                     31, 2007.......................................          2
                  Statements of Cash Flows -- Nine months ended
                     September 30, 2008 and 2007....................          3
                  Statements of Comprehensive (Loss) Income -- Three
                     months and nine months ended September 30, 2008
                     and 2007.......................................          4
                  Notes to Financial Statements.....................       5-11
         Item 2.  Management's Narrative Analysis...................      12-15
         Item 4T. Controls and Procedures...........................         15
Part II. Other Information:
         Item 1.  Legal Proceedings.................................         16
         Item 1A. Risk Factors......................................      16-19
         Item 6.  Exhibits..........................................         19
         Signatures.................................................         20
         Exhibit Index..............................................        E-1

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                         AMERIPRISE CERTIFICATE COMPANY

                      STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (in thousands)

                                                                          THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                                         -------------------   -------------------
                                                                           2008       2007       2008       2007
                                                                         --------   --------   --------   --------
Investment income ....................................................   $ 51,539   $50,301    $142,815   $164,297
Investment expenses ..................................................      8,950     8,719      25,667     27,545
                                                                         --------   -------    --------   --------
Net investment income before provision for certificate reserves and
   income taxes ......................................................     42,589    41,582     117,148    136,752
Provision for certificate reserves ...................................     37,560    41,392     113,658    136,126
                                                                         --------   -------    --------   --------
Net investment income before income taxes ............................      5,029       190       3,490        626
Income tax provision (benefit) .......................................      1,300       455         981       (835)
                                                                         --------   -------    --------   --------
Net investment income (loss) .........................................      3,729      (265)      2,509      1,461
                                                                         --------   -------    --------   --------
Net realized investment (losses) gains before income taxes ...........    (35,955)    1,730     (46,188)     1,095
Income tax (benefit) provision .......................................    (12,584)      605     (16,166)       383
                                                                         --------   -------    --------   --------
Net realized (losses) gains on investments ...........................    (23,371)    1,125     (30,022)       712
                                                                         --------   -------    --------   --------
Net (loss) income ....................................................   $(19,642)  $   860    $(27,513)  $  2,173
                                                                         ========   =======    ========   ========

See Notes to Financial Statements.

                         AMERIPRISE CERTIFICATE COMPANY

                                 BALANCE SHEETS
                        (in thousands, except share data)

                                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                                 2008           2007
                                                                            -------------   ------------
                                                                             (UNAUDITED)
ASSETS
Qualified Assets
   Cash equivalents .....................................................    $  613,589      $   76,079
   Investments in unaffiliated issuers ..................................     3,953,190       3,769,068
   Receivables ..........................................................        30,858          29,118
   Equity index options, purchased ......................................        17,582          58,575
                                                                             ----------      ----------
Total qualified assets ..................................................     4,615,219       3,932,840
                                                                             ----------      ----------
Other Assets
   Deferred income taxes, net ...........................................        95,167          40,434
   Current taxes receivable .............................................           512           9,416
   Due from related party ...............................................         1,500               3
                                                                             ----------      ----------
Total other assets ......................................................        97,179          49,853
                                                                             ----------      ----------
Total assets ............................................................    $4,712,398      $3,982,693
                                                                             ==========      ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
   Certificate reserves .................................................    $4,522,280      $3,757,494
   Payable for investment securities purchased ..........................         4,033           1,263
   Equity index options, written ........................................        10,016          26,796
   Accounts payable and accrued liabilities .............................        21,761          20,516
                                                                             ----------      ----------
Total liabilities .......................................................     4,558,090       3,806,069
                                                                             ----------      ----------
Shareholder's equity
   Common shares ($10 par value, 150,000 shares authorized and issued) ..         1,500           1,500
   Additional paid-in capital ...........................................       256,261         207,964
   Retained earnings ....................................................           154             964
   Accumulated other comprehensive loss, net of tax .....................      (103,607)        (33,804)
                                                                             ----------      ----------
Total shareholder's equity ..............................................       154,308         176,624
                                                                             ----------      ----------
Total liabilities and shareholder's equity ..............................    $4,712,398      $3,982,693
                                                                             ==========      ==========

See Notes to Financial Statements.

                         AMERIPRISE CERTIFICATE COMPANY

                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                                  NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                              -------------------------
                                                                                                  2008          2007
                                                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income .........................................................................   $   (27,513)  $     2,173
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
   Interest added to certificate loans ....................................................          (188)         (241)
   Amortization of premiums, accretion of discounts, net ..................................         4,587         7,398
   Deferred income taxes, net .............................................................       (58,956)        9,486
   Net realized loss on investments before income tax provision ...........................        46,188           605
   Provision for loan loss ................................................................            --        (1,700)
Changes in other operating assets and liabilities:
   Equity index options purchased and written, net ........................................        24,213         2,785
   Dividends and interest (payable) receivable ............................................        (2,798)        5,080
   Due to (from) parent for income taxes ..................................................         8,904          (154)
   Other assets and liabilities, net ......................................................        24,943       (18,111)
                                                                                              -----------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES .................................................        19,380         7,321
                                                                                              -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Available-for-Sale securities:
   Sales ..................................................................................        14,381       206,804
   Maturities and redemptions .............................................................       770,424       574,087
   Purchases ..............................................................................    (1,089,051)      (78,051)
Syndicated bank loans and first mortgage loans on real estate:
   Sales ..................................................................................         2,329         6,040
   Maturities and redemptions .............................................................        64,237       103,140
   Purchases ..............................................................................      (103,756)      (61,326)
Certificate loans:
   Payments ...............................................................................           588           749
   Fundings ...............................................................................          (424)         (814)
                                                                                              -----------   -----------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES .......................................      (341,272)      750,629
                                                                                              -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments from certificate owners .......................................................     1,808,975       638,120
   Certificate maturities and cash surrenders .............................................    (1,024,573)   (1,442,333)
   Capital contribution from parent .......................................................        75,000            --
   Dividend/return of capital to parent ...................................................            --       (55,000)
                                                                                              -----------   -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .......................................       859,402      (859,213)
                                                                                              -----------   -----------
NET INCREASE (DECREASE) IN CASH EQUIVALENTS ...............................................       537,510      (101,263)
Cash equivalents beginning of period ......................................................        76,079       174,247
                                                                                              -----------   -----------
CASH EQUIVALENTS END OF PERIOD ............................................................   $   613,589   $    72,984
                                                                                              ===========   ===========
SUPPLEMENTAL DISCLOSURES INCLUDING NON-CASH TRANSACTIONS:
   Cash received for income taxes .........................................................   $   (11,589)  $   (11,564)
   Certificate maturities and surrenders through loan reductions ..........................         1,093         1,564

See Notes to Financial Statements.

                         AMERIPRISE CERTIFICATE COMPANY

              STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
                                 (in thousands)

                                                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,        SEPTEMBER 30,
                                                                    ------------------   -------------------
                                                                      2008       2007       2008       2007
                                                                    --------   -------   ---------   -------
Net (loss) income ...............................................   $(19,642)  $   860   $ (27,513)  $ 2,173
OTHER COMPREHENSIVE (LOSS) INCOME
   Unrealized (losses) gains on Available-for-Sale securities:
      Unrealized holding (losses) gains arising during
         the period .............................................    (76,449)   19,151    (155,582)   16,045
      Income tax (benefit) expense ..............................    (26,985)    6,851     (55,909)    5,871
                                                                    --------   -------   ---------   -------
         Net unrealized holding (losses) gains arising during
            the period ..........................................    (49,464)   12,300     (99,673)   10,174
                                                                    --------   -------   ---------   -------
      Reclassification adjustment for losses (gains) included
         in net (loss) income ...................................     35,754       (47)     45,954       608
      Income tax benefit (expense) ..............................     12,514       (15)     16,084       213
                                                                    --------   -------   ---------   -------
         Net reclassification adjustment for losses (gains)
            included in net (loss) income .......................     23,240       (32)     29,870       395
                                                                    --------   -------   ---------   -------
Net unrealized (losses) gains on Available-for-Sale securities ..    (26,224)   12,268     (69,803)   10,569
                                                                    --------   -------   ---------   -------
NET OTHER COMPREHENSIVE (LOSS) INCOME ...........................    (26,224)   12,268     (69,803)   10,569
                                                                    --------   -------   ---------   -------
TOTAL COMPREHENSIVE (LOSS) INCOME ...............................   $(45,866)  $13,128   $ (97,316)  $12,742
                                                                    ========   =======   =========   =======

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In October 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP 157-3"), which was effective upon issuance, including prior periods for which financial statements have not been issued. FSP 157-3 clarifies the application of SFAS No. 157 "Fair Value Measurements" ("SFAS 157") in a market that is not active and provides an example of key considerations to determine the fair value of financial assets when the market for those assets is not active. The adoption of FSP 157-3 did not have a material effect on ACC's results of operations and financial condition.

In March 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 161 "Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about their impact on an entity's financial position, financial performance, and cash flows. SFAS 161 requires disclosures regarding the objectives for using derivative instruments, the fair values of derivative instruments and their related gains and losses, and the accounting for derivatives and related hedged items. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. ACC is currently evaluating the impact of SFAS 161 on its disclosures. ACC's adoption of SFAS 161 will not impact its results of operations and financial condition.

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

In accordance with FSP FAS 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"), ACC will defer the adoption of SFAS 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In January 2008, the FASB published for comment Proposed FSP FAS 157-c "Measuring Liabilities under FASB Statement No. 157" ("FSP 157-c"). FSP 157-c would amend SFAS 157 to clarify the accounting principles on the fair value measurement of liabilities. ACC is monitoring the impact that this proposed FSP could have on its results of operations and financial condition. See Note 4 for additional information regarding the fair value of ACC's assets and liabilities. See Note 4 for additional information regarding the fair value of ACC's assets and liabilities.

                         AMERIPRISE CERTIFICATE COMPANY

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

3. INVESTMENTS IN UNAFFILIATED ISSUERS

Investments in unaffiliated issuers were:

                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                        2008           2007
                                                                   -------------   ------------
                                                                          (IN THOUSANDS)
Available-for-Sale securities, at fair value
   (amortized cost: 2008, $3,725,639; 2007, $3,472,672) ........     $3,562,539     $3,419,201
Syndicated bank loans and first mortgage loans on real estate,
   at cost (fair value: 2008, $367,519; 2007, $341,925) ........        383,797        341,944
Certificate loans - secured by certificate reserves, at cost,
   which approximates fair value ...............................          6,854          7,923
                                                                     ----------     ----------
Total ..........................................................     $3,953,190     $3,769,068
                                                                     ==========     ==========

Gross realized investment gains and losses on Available-for-Sale securities and other-than-temporary impairment losses on Available-for-Sale securities included in net realized investment losses before income taxes were as follows:

                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                          SEPTEMBER 30,        SEPTEMBER 30,
                                       ------------------   ------------------
                                          2008      2007      2008       2007
                                       ---------   -----    --------   -------
                                         (IN THOUSANDS)       (IN THOUSANDS)
Gross realized investment gains ....    $    149   $ 268    $    836   $ 1,380
Gross realized investment losses ...      (4,717)   (221)     (4,819)   (1,803)
Other-than-temporary impairments ...     (31,186)     --     (41,971)     (185)

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

Factors ACC considers in determining whether declines in the fair value of fixed-maturity securities are other-than-temporary include: 1) the extent to which the market value is below amortized cost; 2) ACC's ability and intent to hold the investment for a sufficient period of time for it to recover to an amount at least equal to its carrying value; 3) the duration of time in which there has been a significant decline in value; 4) fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer; and
5) market events that could impact credit ratings, economic and business climate, litigation and government actions, and similar external business factors. For structured investments (e.g., mortgage-backed securities), ACC also considers factors such as overall deal structure and its position within the structure, quality of underlying collateral, delinquencies and defaults, loss severities, recoveries, prepayments, cumulative loss projections, and discounted cash flows in assessing potential other-than-temporary impairment of these investments. Based upon these factors, securities that have indicators of potential other-than-temporary impairment are subject to detailed review by management. Securities for which declines are considered temporary continue to be carefully monitored by management.

                         AMERIPRISE CERTIFICATE COMPANY

For the three months and nine months ended September 30, 2008, other-than-temporary impairments of $31.2 million primarily related to credit-related losses in Lehman Brothers securities and non-agency residential mortgage-backed securities.

Available-for-Sale securities distributed by type were as follows:

                                                                 SEPTEMBER 30, 2008
                                                 -------------------------------------------------
                                                                 GROSS        GROSS
                                                  AMORTIZED   UNREALIZED   UNREALIZED      FAIR
DESCRIPTION OF SECURITIES                           COST         GAINS       LOSSES        VALUE
-------------------------                        ----------   ----------   ----------   ----------
                                                                   (IN THOUSANDS)
Mortgage and other asset-backed securities ...   $2,033,163     $2,770     $(122,958)   $1,912,975
Corporate debt securities ....................    1,663,908      1,191       (39,870)    1,625,229
U.S. government and agencies obligations .....        4,956         15           (42)        4,929
Common and preferred stocks ..................       19,612         --        (4,202)       15,410
State and municipal obligations ..............        4,000         --            (4)        3,996
                                                 ----------     ------     ---------    ----------
   Total .....................................   $3,725,639     $3,976     $(167,076)   $3,562,539
                                                 ==========     ======     =========    ==========

                                                                 DECEMBER 31, 2007
                                                 -------------------------------------------------
                                                                 GROSS        GROSS
                                                  AMORTIZED   UNREALIZED   UNREALIZED      FAIR
DESCRIPTION OF SECURITIES                           COST         GAINS       LOSSES        VALUE
-------------------------                        ----------   ----------   ----------   ----------
                                                                   (IN THOUSANDS)
Mortgage and other asset-backed securities ...   $2,159,248     $4,055      $(37,189)   $2,126,114
Corporate debt securities ....................    1,264,467      1,043       (20,979)    1,244,531
U.S. government and agencies obligations .....       20,345         43           (12)       20,376
Common and preferred stocks ..................       19,612         --          (355)       19,257
State and municipal obligations ..............        9,000         --           (77)        8,923
                                                 ----------     ------      --------    ----------
   Total .....................................   $3,472,672     $5,141      $(58,612)   $3,419,201
                                                 ==========     ======      ========    ==========

The following table provides information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

                                                                 SEPTEMBER 30, 2008
                                     -------------------------------------------------------------------------
                                       LESS THAN 12 MONTHS       12 MONTHS OR MORE              TOTAL
                                     -----------------------   ---------------------   -----------------------
                                        FAIR      UNREALIZED     FAIR     UNREALIZED      FAIR      UNREALIZED
DESCRIPTION OF SECURITIES               VALUE       LOSSES       VALUE      LOSSES        VALUE       LOSSES
-------------------------            ----------   ----------   --------   ----------   ----------   ----------
                                                                   (IN THOUSANDS)
Corporate debt securities ........   $1,162,924    $(22,968)   $211,451    $(16,902)   $1,374,375   $ (39,870)
Mortgage and other
   asset-backed securities .......      985,524     (54,826)    570,896     (68,132)    1,556,420    (122,958)
Common and preferred stocks ......       15,411      (4,202)         --          --        15,411      (4,202)
U.S. government and
   agencies obligations ..........        4,527         (42)         --          --         4,527         (42)
State and municipal obligations ..           --          --       3,996          (4)        3,996          (4)
                                     ----------    --------    --------    --------    ----------   ---------
   Total .........................   $2,168,386    $(82,038)   $786,343    $(85,038)   $2,954,729   $(167,076)
                                     ==========    ========    ========    ========    ==========   =========

                         AMERIPRISE CERTIFICATE COMPANY

3. INVESTMENTS IN UNAFFILIATED ISSUERS (CONTINUED)

                                                              DECEMBER 31, 2007
                                    --------------------------------------------------------------------
                                     LESS THAN 12 MONTHS     12 MONTHS OR MORE             TOTAL
                                    --------------------  ----------------------  ----------------------
                                      FAIR    UNREALIZED     FAIR     UNREALIZED     FAIR     UNREALIZED
DESCRIPTION OF SECURITIES             VALUE     LOSSES       VALUE      LOSSES       VALUE      LOSSES
----------------------------------  --------  ----------  ----------  ----------  ----------  ----------
                                                                 (IN THOUSANDS)
Corporate debt securities.........  $ 63,658   $   (728)  $1,051,911   $(20,251)  $1,115,569   $(20,979)
Mortgage and other
   asset-backed securities........   296,515    (16,389)   1,495,484    (20,800)   1,791,999    (37,189)
Common and preferred stocks.......    19,257       (355)          --         --       19,257       (355)
U.S. government and
   agencies obligations...........        --         --       14,986        (12)      14,986        (12)
State and municipal obligations...        --         --        8,924        (77)       8,924        (77)
                                    --------   --------   ----------   --------   ----------   --------
   Total..........................  $379,430   $(17,472)  $2,571,305   $(41,140)  $2,950,735   $(58,612)
                                    ========   ========   ==========   ========   ==========   ========

In evaluating potential other-than-temporary impairments, ACC considers the extent to which amortized cost exceeds fair value and the duration of that difference. A key metric in performing this evaluation is the ratio of fair value to amortized cost. The following table summarizes the unrealized losses by ratio of fair value to amortized cost:

                                                             SEPTEMBER 30, 2008
                 ---------------------------------------------------------------------------------------------------------
                         LESS THAN 12 MONTHS                 12 MONTHS OR MORE                         TOTAL
                 ----------------------------------  ---------------------------------  ----------------------------------
RATIO OF           NUMBER                   GROSS      NUMBER                  GROSS      NUMBER                   GROSS
FAIR VALUE TO        OF         FAIR     UNREALIZED      OF         FAIR    UNREALIZED      OF          FAIR    UNREALIZED
AMORTIZED COST   SECURITIES     VALUE      LOSSES    SECURITIES    VALUE      LOSSES    SECURITIES     VALUE      LOSSES
--------------   ----------  ----------  ----------  ----------  ---------  ----------  ----------  ----------  ----------
                                                (IN THOUSANDS, EXCEPT NUMBER OF SECURITIES)
95%-100%.......      181     $1,777,686   $(21,968)       64      $399,124   $ (7,437)      245     $2,176,810   $ (29,405)
90%-95%........       29        191,497    (14,037)       33       115,887     (9,291)       62        307,384     (23,328)
80%-90%........       22        155,852    (29,141)       45       158,840    (26,800)       67        314,692     (55,941)
Less than 80%..        7         43,351    (16,892)       27       112,492    (41,510)       34        155,843     (58,402)
                     ---     ----------   --------       ---      --------   --------       ---     ----------   ---------
   Total.......      239     $2,168,386   $(82,038)      169      $786,343   $(85,038)      408     $2,954,729   $(167,076)
                     ===     ==========   ========       ===      ========   ========       ===     ==========   =========

                                                              DECEMBER 31, 2007
                 ----------------------------------------------------------------------------------------------------------
                         LESS THAN 12 MONTHS                  12 MONTHS OR MORE                        TOTAL
                 ----------------------------------  ----------------------------------  ----------------------------------
RATIO OF           NUMBER                   GROSS      NUMBER                   GROSS      NUMBER                   GROSS
FAIR VALUE TO        OF         FAIR     UNREALIZED      OF         FAIR     UNREALIZED      OF          FAIR    UNREALIZED
AMORTIZED COST   SECURITIES     VALUE      LOSSES    SECURITIES     VALUE      LOSSES    SECURITIES     VALUE      LOSSES
--------------   ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                                (IN THOUSANDS, EXCEPT NUMBER OF SECURITIES)
95%-100%.......       54      $242,284    $ (3,148)      304     $2,489,523   $(27,745)      358     $2,731,807   $(30,893)
90%-95%........       13        96,727      (8,392)       17         41,920     (3,198)       30        138,647    (11,590)
80%-90%........        2        40,419      (5,932)        7         23,197     (4,201)        9         63,616    (10,133)
Less than 80%..       --            --          --         7         16,665     (5,996)        7         16,665     (5,996)
                     ---      --------    --------       ---     ----------   --------       ---     ----------   --------
   Total.......       69      $379,430    $(17,472)      335     $2,571,305   $(41,140)      404     $2,950,735   $(58,612)
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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

                                                         SEPTEMBER 30, 2008
                                            --------------------------------------------
                                            LEVEL 1     LEVEL 2     LEVEL 3      TOTAL
                                            -------   ----------   --------   ----------
                                                           (IN THOUSANDS)
Assets
   Cash equivalents .....................     $ --    $  613,589   $     --   $  613,589
   Investments in unaffiliated issuers ..      402     3,164,660    397,477    3,562,539
   Equity index options, purchased ......       --        17,582         --       17,582
                                              ----    ----------   --------   ----------
Total assets at fair value ..............     $402    $3,795,831   $397,477   $4,193,710
                                              ====    ==========   ========   ==========
Liabilities
   Certificate reserves .................     $ --    $    8,151   $     --   $    8,151
   Equity index options, written ........       --        10,016         --       10,016
                                              ----    ----------   --------   ----------
Total liabilities at fair value .........     $ --    $   18,167   $     --   $   18,167
                                              ====    ==========   ========   ==========

The following table provides a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months and nine months ended September 30, 2008:

                                                           INVESTMENTS IN UNAFFILIATED ISSUERS
                                                         ---------------------------------------
                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                         SEPTEMBER 30, 2008   SEPTEMBER 30, 2008
                                                         ------------------   ------------------
                                                                      (IN THOUSANDS)
Balance, beginning of period .........................        $413,616             $470,040
   Total gains (losses) included in:
      Net loss .......................................         (12,029)(1)          (21,864)(1)
      Other comprehensive income (loss) ..............          16,868              (37,133)
   Purchases, sales, issuances and settlements, net ..         (20,978)             (13,566)
                                                              --------             --------
Balance, end of period ...............................        $397,477             $397,477
                                                              ========             ========
Change in unrealized losses included in net loss
   relating to assets held at September 30 ...........        $(12,109)(2)         $(22,530)(2)
                                                              ========             ========

----------
(1) Represents a $17,788 and $27,987 loss included in net realized investment losses before income taxes and $5,759 and $6,123 income included in investment income for the three months and nine months ended September 30, 2008, respectively.

(2) Represents a $17,868 and $28,653 loss included in net realized investment losses before income taxes and $5,759 and $6,123 income included in investment income for the three months and nine months ended September 30, 2008, respectively.

During the reporting period, there were no material assets or liabilities measured at fair value on a nonrecurring basis.

                         AMERIPRISE CERTIFICATE COMPANY

5. COMMITMENTS AND CONTINGENCIES

At September 30, 2008 and December 31, 2007, ACC had no commitments to fund first mortgage loans on real estate. ACC holds the mortgage document for all outstanding mortgages, which gives it the right to take possession of the property if the borrower fails to perform according to the terms of the agreements. ACC employs policies and procedures designed to ensure the creditworthiness of the borrowers and that funds will be available on the funding date. ACC's investments in first mortgage loans on real estate are restricted to 80 percent or less of the market value of the real estate at the time of the loan funding.

ACC is not aware that it is a party to any pending legal, arbitration, or regulatory proceedings that would have a material adverse effect on its financial condition, results of operations or liquidity. However, it is possible that the outcome of any such proceedings could have a material adverse effect on results of operations in any particular reporting period as the proceedings are resolved.

6. INCOME TAXES

The effective tax rate was 36.5% and 35.6% for the three months and nine months ended September 30, 2008, respectively, compared to 55.2% and (26.3)% for the three months and nine months ended September 30, 2007, respectively. The effective tax rate for the nine months ended September 30, 2008 reflected the level of current year tax advantaged items relative to the level of pretax loss. The effective tax rate for the nine months ended September 30, 2007 reflected the impact of a $0.9 million tax benefit related to the settlement of taxes for capital losses in prior years and the level of current year tax advantaged items relative to the level of pretax income.

As of September 30, 2008 and December 31, 2007, ACC had $4.4 million and $4.0 million of gross unrecognized tax benefits, respectively. If recognized, approximately $1.2 million and $0.8 million, net of federal tax benefits, of the unrecognized tax benefits as of September 30, 2008 and December 31, 2007, respectively, would affect the effective tax rate.

ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized interest and penalties of $0.2 million for the nine months ended September 30, 2008. ACC had $1.2 million and $1.0 million for the payment of interest and penalties accrued at September 30, 2008 and December 31, 2007, respectively.

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

There have been no material changes in ACC's net risk exposure to pretax income based on its sources of market risk during the nine months ended September 30, 2008.

CREDIT RISK

ACC is exposed to credit risk within its investment portfolio, which includes loans, and through derivative counterparties. Credit risk relates to the uncertainty of an obligor's continued ability to make timely payments in accordance with the contractual terms of the instrument or contract. ACC's potential derivative credit exposure to each counterparty is aggregated with all of its other exposures to the counterparty to determine compliance with established credit and market risk limits at the time it enters into a derivative transaction. ACC manages credit risk through fundamental credit analysis, issuer and industry concentration guidelines, and diversification requirements. These guidelines and oversight of credit risk are managed through ACC's comprehensive enterprise risk management program that includes members of senior management.

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

Illiquid Markets

Through ACC's own experience transacting in the marketplace and through discussions with its pricing vendors, ACC believes that the market for certain non-agency residential mortgage-backed securities is inactive. Indicators of inactive markets include: pricing services' reliance on brokers or discounted cash flow analyses to provide prices, an increase in the disparity between prices provided by different pricing services for the same security, unreasonably large bid-offer spreads and a significant decrease in the volume of trades relative to historical levels. This market inactivity has resulted in ACC applying valuation techniques that rely more on an income approach (discounted cash flows using market rates) than on a market approach (prices from pricing services). ACC considers market observable yields for other asset classes it considers to be of similar risk which includes nonperformance and liquidity for individual securities to set the discount rate for applying the income approach to certain non-agency residential mortgage-backed securities. The discount rates used for these securities at September 30, 2008 ranged from 11% to 15%.

Residential Mortgage-backed Securities Backed by Subprime or Alt-A Collateral

Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. Alt-A mortgage lending is the origination of residential mortgage loans to customers who have credit ratings above sub-prime but may not conform to government-sponsored standards. ACC has exposure to these types of loans only through mortgage-backed and asset-backed securities. The slow down in the U.S. housing market, combined with relaxed underwriting standards by some originators, has recently led to higher delinquency and loss rates for some of these investments. Recent market conditions have increased the likelihood of other-than-temporary impairments for certain non-agency residential mortgage-backed securities. As a part of ACC's risk management process, an internal rating system is used in conjunction with market data as the basis for analysis to assess the likelihood that ACC will not receive all contractual principal and interest payments for these investments. For the investments that are more at risk for impairment, ACC performs its own assessment of projected cash flows incorporating assumptions about default rates, prepayment speeds, loss severity, and geographic concentrations to determine if an other-than-temporary impairment should be recognized. Based on this analysis, other than non-agency mortgage-backed securities that had credit-related impairments recorded in the nine months ended September 30, 2008, all contractual payments are expected to be received.

The following table presents as of September 30, 2008 ACC's residential mortgage-backed and asset-backed securities backed by sub-prime and Alt-A mortgage loans by credit rating and vintage year. For presentation in this table, other-than-temporarily impaired securities are shown at their internal rating of BB and below (amounts in thousands):

                        AAA               AA                 A                 BBB           BB & BELOW           TOTAL
                ------------------ ----------------- ----------------- ----------------- ----------------- ------------------
                AMORTIZED    FAIR  AMORTIZED   FAIR  AMORTIZED   FAIR  AMORTIZED   FAIR  AMORTIZED  FAIR   AMORTIZED   FAIR
                  COST      VALUE    COST     VALUE    COST     VALUE    COST     VALUE     COST    VALUE    COST      VALUE
                --------- -------- --------- ------- --------- ------- --------- ------- --------- ------- --------- --------
SUB-PRIME
2003 & prior...  $  1,698 $  1,408  $    --  $    --  $    --  $    --  $    --  $    --  $    --  $    --  $  1,698 $  1,408
2004...........    12,161   10,883      875      629       --       --   10,085    9,324       --       --    23,121   20,836
2005...........    16,496   15,087       --       --       --       --    2,162    1,761       --       --    18,658   16,848
2006...........     9,603    8,813       --       --       --       --       --       --       --       --     9,603    8,813
2007...........        --       --       --       --       --       --       --       --       --       --        --       --
2008...........        --       --       --       --       --       --       --       --       --       --        --       --
                 -------- --------  -------  -------  -------  -------  -------  -------  -------  -------  -------- --------
TOTAL
   SUB-PRIME...  $ 39,958 $ 36,191  $   875  $   629  $    --  $    --  $12,247  $11,085  $    --  $    --  $ 53,080 $ 47,905
                 ======== ========  =======  =======  =======  =======  =======  =======  =======  =======  ======== ========
ALT-A
2003 & prior...  $  8,184 $  7,515  $    --  $    --  $    --  $    --  $    --  $    --  $    --  $    --  $  8,184 $  7,515
2004...........    43,233   38,659   12,298    8,371       --       --       --       --       --       --    55,531   47,030
2005...........   129,403  108,403    4,256    2,601    3,099    2,651       --       --       --       --   136,758  113,655
2006...........    19,158   18,127       --       --   24,300   18,368       --       --   35,362   35,362    78,820   71,857
2007...........     7,419    5,524   31,625   25,887       --       --   22,051   16,544   14,960   14,960    76,055   62,915
2008...........        --       --       --       --       --       --       --       --       --       --        --       --
                 -------- --------  -------  -------  -------  -------  -------  -------  -------  -------  -------- --------
TOTAL ALT-A....  $207,397 $178,228  $48,179  $36,859  $27,399  $21,019  $22,051  $16,544  $50,322  $50,322  $355,348 $302,972
                 ======== ========  =======  =======  =======  =======  =======  =======  =======  =======  ======== ========
GRAND TOTAL....  $247,355 $214,419  $49,054  $37,488  $27,399  $21,019  $34,298  $27,629  $50,322  $50,322  $408,428 $350,877
                 ======== ========  =======  =======  =======  =======  =======  =======  =======  =======  ======== ========

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

For the nine months ended September 30, 2008, investment income decreased $21.5 million, or 13.1%, compared to the same period last year. This was the result of a reduction in the average balance of investment assets, as well as lower yields on investments.

Investment expenses for the nine months ended September 30, 2008 decreased $1.9 million, or 6.8%, compared to the same period in 2007. This decrease is due to lower contractual fees, due to lower client volumes on average, compared to the same period in 2007.

The provision for certificate reserves decreased $22.5 million, or 16.5%, for the nine months ended September 30, 2008 compared to the same period in 2007. This was due to a decrease in client crediting rates, as well as a decrease in average client volumes. Although there were positive client inflows for the nine months ended September 30, 2008 as the result of a rate promotion on the seven and thirteen month term Flexible Savings Certificate which began in April 2008, the average balance of client reserves is lower in 2008 than 2007.

For the nine months ended September 30, 2008, $0.8 million of gross realized investment gains were offset by $47.0 million of gross realized investment losses. For the nine months ended September 30, 2007, ACC had $3.1 million of gross realized investment gains and $2.0 million of gross realized investment losses. Included in the total investment losses for the nine months ended September 30, 2008 and 2007 was $42.0 million and $0.2 million, respectively, of other-than-temporary impairment losses on investments. These impairment charges related to the other-than-temporary impairment of securities issued by Lehman Brothers, Washington Mutual, and various other non-agency, residential mortgage-backed securities. The majority of the realized investment gains and losses were from securities classified as Available-for-Sale.

The effective tax rate was 35.6% for the nine months ended September 30, 2008 compared to (26.3)% for the nine months ended September 30, 2007. The effective tax rate for the nine months ended September 30, 2008 reflected the level of current year tax advantaged items relative to the level of pretax loss. The effective tax rate for the nine months ended September 30, 2007 reflected the impact of a $0.9 million tax benefit related to the settlement of taxes for capital losses in prior years and the level of tax advantaged items relative to the level of pretax income.

RECENT ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements and their expected impact on ACC's future results of operations or financial condition, see Note 2 to the Financial Statements.

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

ACC's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC's Chief Executive Officer and Chief Financial Officer have concluded that ACC's disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2008.

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

ITEM 1A. RISK FACTORS

The risk factors set forth below update the risk factors section previously disclosed in Item 1A of Part I of ACC's Annual Report on Form 10-K for the year ended December 31, 2007 ("2007 Form 10-K").

                        RISKS RELATING TO ACC'S BUSINESS

ACC'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED BY MARKET FLUCTUATIONS, ECONOMIC AND OTHER FACTORS.

ACC's financial condition and results of operations in the past have been, and in the future may continue to be, materially affected by many factors of a global or localized nature, including political, economic and market conditions; the availability and cost of capital; the level and volatility of equity prices, commodity prices and interest rates; currency values and other market indices; technological changes and events; the availability and cost of credit; inflation; and investor sentiment and confidence in the financial markets. These factors also may have an impact on ACC's ability to achieve its strategic objectives.

ACC's financial condition and results of operations are affected by the "spread", or the difference between the returns ACC earns on the investments that support its product obligations and the amounts that ACC must pay certificate holders.

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

For additional information regarding the sensitivity of the fixed income securities in ACC's investment portfolio to interest rate fluctuations, see Item 7A -- "Quantitative and Qualitative Disclosures about Market Risk" of the 2007 Form 10-K.

GOVERNMENTAL INITIATIVES INTENDED TO ADDRESS CAPITAL MARKET CONDITIONS MAY NOT BE EFFECTIVE AND MAY GIVE RISE TO ADDITIONAL REQUIREMENTS FOR ACC'S BUSINESS, INCLUDING NEW CAPITAL REQUIREMENTS OR OTHER REGULATIONS, THAT COULD MATERIALLY AFFECT ACC'S RESULTS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY IN WAYS THAT ACC CANNOT PREDICT.

Legislation has been passed in an attempt to address the instability in global financial markets. This legislation includes a provision to grant the U.S. Treasury Department the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions. This legislation or similar proposals, as well as other actions such as monetary or fiscal actions of U.S. government instrumentalities or comparable authorities in other countries, may fail to stabilize the financial markets. This legislation and other proposals or actions may also have other consequences, including material effects on interest rates and foreign exchange rates, which could materially affect ACC's investments, results of operations and liquidity in ways that ACC cannot predict.

In addition, ACC is subject to extensive laws and regulations that are administered and enforced by a number of different governmental authorities and non-governmental self-regulatory agencies. The current financial crisis has prompted or may prompt some of these authorities to consider additional regulatory requirements intended to prevent future crises or otherwise assure the stability of institutions under their supervision. These authorities may also seek to exercise their authority in new or more expansive ways. All of these possibilities, if they occurred, could affect the way ACC conducts its business and manages its capital, and may require ACC to satisfy increased capital requirements, any of which in turn could materially affect ACC's results of operations, financial condition and liquidity.

DEFAULTS IN ACC'S FIXED INCOME MATURITIES PORTFOLIO WOULD ADVERSELY AFFECT ACC'S EARNINGS.

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

THE DETERMINATION OF THE AMOUNT OF ALLOWANCES AND IMPAIRMENTS TAKEN ON CERTAIN INVESTMENTS IS SUBJECT TO MANAGEMENT'S EVALUATION AND JUDGMENT AND COULD MATERIALLY IMPACT ACC'S RESULTS OF OPERATIONS OR FINANCIAL POSITION.

The determination of the amount of allowances and impairments vary by investment type and is based upon ACC's periodic evaluation and assessment of inherent and known risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in allowances and impairments in operations as such evaluations are revised. Historical trends may not be indicative of future impairments or allowances.

The assessment of whether impairments have occurred is based on management's case-by-case evaluation of the underlying reasons for the decline in fair value that considers a wide range of factors about the security issuer and management uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. Inherent in management's evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential, which assumptions and estimates are more difficult to make with certainty under current market conditions.

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

ACC monitors its reserve levels continually. If ACC concluded its reserves were insufficient to cover actual or expected redemptions or maturities, ACC would be required to increase its reserves and incur income statement charges for the period in which it makes the determination. Such a determination could adversely affect ACC's financial condition and results of operations.

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

ACC'S BUSINESS IS REGULATED AND CHANGES IN REGULATION MAY REDUCE ACC'S PROFITABILITY AND LIMIT ITS GROWTH.

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

                                        AMERIPRISE CERTIFICATE COMPANY
                                        (Registrant)


Date: November 4, 2008                  By /s/ William F. Truscott
                                           -------------------------------------
                                           William F. Truscott
                                           Chief Executive Officer


Date: November 4, 2008                  By /s/ Brian J. McGrane
                                           -------------------------------------
                                           Brian J. McGrane
                                           Chief Financial Officer

                                  EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

EXHIBIT   DESCRIPTION
-------   ----------------------------------------------------------------------
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