Form 10-K
period 2008-12-31
AMERIPRISE CERTIFICATE CO
filed 2009-03-03
CIK 52428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 30 OF THE INVESTMENT COMPANY ACT OF 1940 AND SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                         COMMISSION FILE NO. 811-00002

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
                                                                  Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                       OUTSTANDING AT MARCH 2, 2009
----------------------------------------    --------------------------------
Common Shares (par value $10 per share)              150,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                    FORM 10-K

                                TABLE OF CONTENTS

ITEM NUMBER                                                                 PAGE
-----------                                                                 ----
PART I
   1.       Business.....................................................      3
   1A.      Risk Factors.................................................      6
   1B.      Unresolved Staff Comments....................................      9
   2.       Properties...................................................      9
   3.       Legal Proceedings............................................      9
   4.       Submission of Matters to a Vote of Security Holders..........      9
PART II
   5.       Market for Registrant's Common Equity, Related Stockholder
               Matters and Issuer Purchases of Equity Securities.........     10
   6.       Selected Financial Data......................................     10
   7.       Management's Narrative Analysis..............................     10
   7A.      Quantitative and Qualitative Disclosures About Market Risk...     13
   8.       Financial Statements and Supplementary Data..................     15
   9.       Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure..................................     15
   9A(T).   Controls and Procedures......................................     15
   9B.      Other Information............................................     16
PART III
   10.      Directors, Executive Officers and Corporate Governance.......     16
   11.      Executive Compensation.......................................     16
   12.      Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters................     16
   13.      Certain Relationships and Related Transactions, and Director
               Independence..............................................     16
   14.      Principal Accounting Fees and Services.......................     16
PART IV
   15.      Exhibits and Financial Statement Schedules...................     17
            Signatures...................................................     18
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

RELATIONSHIP WITH AMERICAN EXPRESS COMPANY

Ameriprise Financial was a wholly owned subsidiary of American Express Company ("American Express"). Effective as of the close of business on September 30, 2005, American Express completed the disposition of 100% of its shareholdings in Ameriprise Financial through a tax-free distribution of Ameriprise Financial common shares to its shareholders (the "Distribution").

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

During the third quarter of 2005, ACC agreed with American Express Bank Limited ("AEB"), a subsidiary of American Express, to execute an orderly wind-down of the certificate business marketed through AEB and American Express Bank International ("AEBI"). This wind-down has been completed. There were no certificate reserves associated with this business as of December 31, 2007.

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

          - Constant Maturity Treasuries (CMTs) are used as the guide in setting rates.

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

          -    ACC currently has a fixed rate of 0.25% for new sales.

          - Intended to help clients save systematically and may compete with passbook savings and NOW accounts.

     3.   Ameriprise Market Strategy Certificate

          - Single payment certificate that also permits additional payments, with a flexible yield, that pays interest at a fixed rate or that offers the certificate product owner the opportunity to have all or part of the certificate product returns tied to fifty-two week stock market performance, up to a maximum return, as measured by a broad stock market index, for a series of fifty-two week terms starting every month or at intervals the certificate product owner selects.

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

ASSET MANAGEMENT

ACC has retained RiverSource Investments, LLC, a wholly owned subsidiary of Ameriprise Financial, to manage ACC's investment portfolio under an investment management agreement, which is subject to annual review and approval by ACC's Board of Directors, including a majority of the directors who are not "interested persons" of AFSI, RiverSource Investments, LLC or ACC. On October 25, 2006, the Board approved, subject to shareholder approval, a new "Investment Advisory and Services Agreement" with RiverSource Investments, LLC, with an effective date of January 1, 2007. The agreement was subsequently approved by ACC's sole shareholder, Ameriprise Financial, on October 27, 2006, and this agreement ran through December 31, 2007 and continues from year to year thereafter, subject to the annual review and approval by ACC's Board of Directors discussed above, and unless and until terminated by either party. On November 18, 2008, ACC's Board of Directors conducted its annual review of the investment management agreement and re-approved the agreement for another year, effective January 1, 2009.

REGULATION

ACC is required to maintain cash and "qualified assets" meeting the standards of
Section 28(b) of the 1940 Act, as modified by an exemptive order of the Securities and Exchange Commission (the "SEC"). The amortized cost of such investments must be at least equal to ACC's net liabilities on all outstanding face-amount certificates plus $250,000. ACC's qualified assets consist of cash equivalents, below investment grade syndicated bank loans and first mortgage loans on real estate, U.S. government and government agency securities, municipal bonds, corporate bonds, preferred stocks and other securities meeting specified standards. So long as ACC wishes to rely on the SEC order, as a condition to the order, ACC has agreed to maintain an amount of unappropriated retained earnings and capital equal to at least 5% of certificate reserves (less outstanding certificate loans). To the extent that payment of a dividend would decrease the capital ratio below the required 5%, payment of a dividend would be restricted. In determining compliance with this condition, qualified assets are valued in accordance with the provisions of Minnesota Statutes where such provisions are applicable.

ACC has also entered into a written understanding with the State of Minnesota, Department of Commerce, that ACC will maintain capital equal to 5% of the assets of ACC (less outstanding certificate loans). To the extent that payment of a dividend would decrease this ratio below the required 5%, payment of a dividend would be restricted. When computing its capital for these purposes, ACC values its assets on the basis of statutory accounting for insurance companies rather than U.S. generally accepted accounting principles ("GAAP"). ACC is subject to annual examination and supervision by the State of Minnesota, Department of Commerce (Banking Division).

On December 31, 2008, Ameriprise Financial infused $35.0 million of capital in anticipation of the recognition of other-than-temporary impairments on ACC's investment securities. The evaluation of ACC's December 31, 2008 other-than-temporary impairments was not completed until January 2009. Upon finalizing the impact of other-than-temporary impairments, ACC's capital ratio dropped to 4.61% and 4.97% per the Minnesota Department of Commerce and SEC capital requirements, respectively. Ameriprise Financial promptly infused an additional $25.0 million of capital on January 20, 2009, bringing capital back above the 5% requirement. Ameriprise Financial and ACC entered into a Capital Support Agreement on March 2, 2009, pursuant to which Ameriprise Financial agrees to commit such capital to ACC as is necessary to satisfy applicable minimum capital requirements, up to a maximum commitment of $115 million.

ITEM 1A. RISK FACTORS

If any of the following risks and uncertainties develop into actual events, these events could have a material adverse effect on ACC's business, financial condition or results of operations. Based on current information, the following information identifies the most significant risk factors affecting ACC in each of these categories of risk. However, the risks and uncertainties ACC faces are not limited to those described below. Additional risks and uncertainties which are not presently known or which are currently believed to be immaterial may also adversely affect ACC's business.

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

ACC's investment products are sensitive to interest rate fluctuations and ACC's future costs associated with such variations may differ from its historical costs. During periods of increasing market interest rates, ACC expects to increase crediting rates on existing face-amount certificates. Because returns on invested assets may not increase as quickly as current interest rates, ACC may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing certificates. In addition, increases in market interest rates may cause increased certificate surrenders as certificate holders seek to shift assets to products with perceived higher returns. This process may lead to an earlier than expected outflow of cash from ACC's business. Also, increases in market interest rates may result in the extension of the maturities of some of ACC's investment assets. These earlier outflows and asset maturity extensions may require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on ACC's financial condition and results of operations.

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

Legislation has been passed in an attempt to address the instability in global financial markets. The U.S. federal government, Federal Reserve and other U.S. and foreign governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis, including future investments in other financial institutions and creation of a federal systemic risk regulator. This legislation or similar proposals, as well as other actions such as monetary or fiscal actions of U.S. government instrumentalities or comparable authorities in other countries, may fail to stabilize the financial markets. This legislation and other proposals or actions may also have other consequences, including material effects on interest rates and foreign exchange rates, which could materially affect ACC's investments, results of operations and liquidity in ways that ACC cannot predict.

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

DEFAULTS IN ACC'S FIXED INCOME MATURITIES PORTFOLIO WOULD ADVERSELY AFFECT ACC'S EARNINGS.

Issuers of the fixed income maturities owned by ACC may default on principal and interest payments. ACC's total investment portfolio had ratings below investment grade of 6.1% and 6.8%, as of December 31, 2008 and December 31, 2007, respectively. Moreover, economic downturns and corporate malfeasance can increase the number of companies, including those with investment grade ratings, that default on their debt obligations.

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

SOME OF ACC'S INVESTMENTS ARE RELATIVELY ILLIQUID.

ACC invests a portion of its assets in privately placed fixed income securities and mortgage loans. Mortgage loans are relatively illiquid. ACC's investment manager periodically reviews ACC's private placement investments using adopted standards to categorize such investments as liquid or illiquid. As of December 31, 2008, mortgage loans and private placement fixed income securities that have been categorized as illiquid represented approximately 6.4% of the carrying value of ACC's investment portfolio. If ACC requires significant amounts of cash on short notice in excess of its normal cash requirements, ACC may have difficulty selling these investments in a timely manner or be forced to sell them for an amount less than it would otherwise have been able to realize, or both. Any inability to quickly dispose of illiquid investments could have an adverse effect on ACC's financial condition and results of operations.

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

IF ACC'S RESERVES FOR FUTURE CERTIFICATE REDEMPTIONS AND MATURITIES ARE INADEQUATE, ACC MAY BE REQUIRED TO INCREASE ITS RESERVE LIABILITIES, WHICH COULD ADVERSELY AFFECT ACC'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

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

Certain certificates offer a return based on the relative change in a stock market index. The certificates with an equity-based return contain embedded derivatives, which are carried at fair value within investment certificate reserves on the balance sheets. The fair values of these embedded derivatives incorporate current market data inputs. Changes in fair value are reflected in provision for certificate reserves within the statements of operations.

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

INTENSE COMPETITION COULD NEGATIVELY AFFECT ACC'S ABILITY TO MAINTAIN OR INCREASE ITS MARKET SHARE AND PROFITABILITY.

ACC's business operates in an intensely competitive industry segment. ACC competes based on a number of factors including name recognition, service, interest rates, product features and perceived financial strength. ACC's competitors include broker-dealers, banks, asset managers and other financial institutions. ACC's business faces competitors that have greater market share, offer a broader range of products or have greater financial resources.

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

CONFLICTS OF INTEREST ARE INCREASING AND A FAILURE TO APPROPRIATELY DEAL WITH CONFLICTS OF INTEREST COULD ADVERSELY AFFECT ACC'S BUSINESS.

ACC has to address potential conflicts of interest, including those relating to the activities of its affiliated entities. For example, conflicts may arise between ACC's position as a manufacturer of certificate products and the position of an ACC affiliate, AFSI, as the distributor of these products. ACC and its affiliated entities have procedures and controls in place that are designed to address conflicts of interest. Appropriately dealing with conflicts of interest, however, is complex and difficult and ACC's reputation could be damaged if it fails, or appears to fail, to deal appropriately with conflicts of interest. In addition, the SEC and other federal and state regulators have increased their scrutiny of potential conflicts of interest. It is possible that potential or perceived conflicts could give rise to litigation or enforcement actions. It is possible that the regulatory scrutiny of, and litigation in connection with, conflicts of interest could make ACC's clients less willing to enter into transactions in which such a conflict may occur, and could adversely affect ACC's business.

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

BREACHES OF SECURITY, OR THE PERCEPTION THAT ACC'S TECHNOLOGY INFRASTRUCTURE IS NOT SECURE, COULD HARM ACC'S BUSINESS.

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

ACC has devoted significant resources toward developing ACC's risk management policies and procedures and will continue to do so in the future. Nonetheless, ACC's policies and procedures to identify, monitor and manage risks may not be fully effective in mitigating ACC's risk exposure in all market environments or against all types of risk. Many of ACC's methods of managing risk and exposures are based upon ACC's use of observed historical market behavior or statistics based on historical models. During periods of market volatility or due to unforeseen events, the historically derived correlations upon which these methods are based may not be valid. As a result, these methods may not accurately predict future exposures, which could be significantly greater than what ACC's models indicate. This could cause ACC to incur investment losses or cause ACC's hedging and other risk management strategies to be ineffective. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that are publicly available or otherwise accessible to ACC, which may not always be accurate, complete, up-to-date or properly evaluated.

Moreover, ACC is subject to the risks of errors and misconduct by ACC's employees and AFSI's financial advisors -- such as fraud, non-compliance with policies, recommending transactions that are not suitable, and improperly using or disclosing confidential information -- which is difficult to detect in advance and deter, and could harm ACC's business, results of operations or financial condition. ACC is further subject to the risk of nonperformance or inadequate performance of contractual obligations by third party vendors of products and services that are used in ACC's businesses. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective in mitigating ACC's risk exposure in all market environments or against all types of risk. Insurance and other traditional risk-shifting tools may be held by or be available to ACC in order to manage certain exposures, but they are subject to terms such as deductibles, coinsurance, limits and policy exclusions, as well as risk of counterparty denial of coverage, default or insolvency.

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

Item omitted pursuant to General Instructions (I)(2)(c) of Form 10-K.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

All of ACC's outstanding common stock is owned by Ameriprise Financial. There is no established public trading market for ACC's common stock. Frequency and amount of capital transactions with Ameriprise Financial during the past two years were (in millions):

                                          DIVIDENDS/RETURNS         RECEIPT OF
                                          OF CAPITAL PAID TO        CAPITAL FROM
                                        AMERIPRISE FINANCIAL    AMERIPRISE FINANCIAL
                                        ---------------------   --------------------
FOR THE YEAR ENDED DECEMBER 31, 2008:
   April 30, 2008                                $--                  $ 15
   June 30, 2008                                  --                    20
   August 29, 2008                                --                    10
   September 30, 2008                             --                    30
   November 28, 2008                              --                     5
   December 31, 2008                              --                    35
                                                 ---                  ----
      Total                                      $--                  $115
                                                 ===                  ====

                                          DIVIDENDS/RETURNS         RECEIPT OF
                                          OF CAPITAL PAID TO        CAPITAL FROM
                                        AMERIPRISE FINANCIAL    AMERIPRISE FINANCIAL
                                        ---------------------   --------------------
FOR THE YEAR ENDED DECEMBER 31, 2007:
   March 31, 2007                                $15                   $--
   June 29, 2007                                  15                    --
   September 28, 2007                             25                    --
   December 31, 2007                              15                    --
                                                 ---                   ---
      Total                                      $70                   $--
                                                 ===                   ===

Restriction on ACC's present or future ability to pay dividends to Ameriprise
Financial:

     Certain series of installment certificate products outstanding provide that cash dividends may be paid by ACC only in calendar years for which additional credits of at least 1/2 of 1% on such series of certificates have been authorized by ACC. This restriction has been satisfied for 2008 and 2007 by ACC's declaration of additional credits.

     Appropriated retained earnings resulting from the pre-declaration of additional credits to ACC's certificate product owners are not available for the payment of dividends by ACC. In addition, ACC will discontinue issuance of certificates subject to the pre-declaration of additional credits and will make no further pre-declaration as to outstanding certificates if at any time the calculation of ACC's capital and unappropriated retained earnings of ACC should be less than 5% of net certificate reserves (certificate reserves less certificate loans).

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

RESULTS OF OPERATIONS

ACC's net (loss) income is derived primarily from the after-tax yield on investments and realized investment (losses) gains, less investment expenses and interest credited on certificate reserve liabilities. Changes in net (loss) income trends occur largely due to changes in investment returns in ACC's portfolio, from realization of investment (losses) gains, and from changes in interest credited to certificate products. ACC follows U.S. generally accepted accounting principles ("GAAP"). In the second quarter of 2008, ACC reclassified the mark-to-market adjustment on certain derivatives from investment income to provision for certificate reserves. Prior period amounts were reclassified to conform to current presentation.

In 2008, investment income decreased $17.7 million, or 8.3%, compared to 2007. This is the result of lower yields on investments. The average balance of investments remained flat from 2007 to 2008.

Investment expenses in 2008 decreased $0.3 million, or 0.8%, compared to 2007, which is due to slightly lower volume related expenses.

In 2008, net provision for certificate reserves decreased $22.2 million, or 12.6%, compared to 2007. This is primarily due to a decrease in interest crediting rates, as well as a slight decrease in average client volumes. Although there were positive client inflows for the year ended December 31, 2008 as the result of a rate promotion on the seven and thirteen month term Flexible Savings Certificate which began in April 2008, the average balance of client reserves is slightly lower in 2008 than 2007.

Net realized loss on investments was $129.5 million for 2008 compared to net realized gain of $0.9 million for 2007. The net realized loss on investments in 2008 primarily reflects the unprecedented impacts of the credit market events that occurred during the last few weeks of September and the fourth quarter of 2008. The majority of the impacts from the credit market events have been reflected in net realized loss on investments. In response to the market dislocation in the fourth quarter of 2008 and expectations of continued dislocation in 2009, management increased the discount rate, expected loss and severity rates used to value non-agency residential mortgage backed securities and increased the expected default rates for high yield corporate credits. Included in the net realized loss on investments for 2008 was $114.2 million of other-than-temporary impairments primarily related to credit-related losses in non-agency residential mortgage backed securities and corporate debt securities. Investment losses for the year ended December 31, 2008 also included an increase of $10.6 million to the allowance for loan losses on below investment grade syndicated bank loans. Included in net realized (loss) gain on investments are gross realized gains and losses on sales of securities using the specific identification method, as noted in the table below for the years ended December 31:

                                         2008       2007
                                      ---------   -------
                                         (IN THOUSANDS)
Available-for-Sale securities:
   Gross realized gains from sales    $     848   $ 1,427
   Gross realized losses from sales      (5,313)   (1,804)
   Other-than-temporary impairments    (114,235)     (455)
Other, net                              (10,832)    1,704
                                      ---------   -------
Total                                  (129,532)      872

The effective tax rate was 33.9% for the year ended December 31, 2008 compared to (82.0)% for the year ended December 31, 2007. The effective tax rate for the year ended December 31, 2007 reflects the impact of a $0.9 million tax benefit related to the settlement of taxes for capital losses in prior years and the level of current year tax advantaged items relative to the level of pretax income.

Fair Value Measurements

Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157") defines fair value, provides a framework for measuring fair value and expands disclosures about fair value measurements. Fair value assumes the exchange of assets or liabilities in orderly transactions. ACC includes actual market price, or observable inputs in its fair value measurements to the extent available. Broker quotes are obtained when quotes from pricing services are not available. ACC validates prices obtained from third parties through a variety of means such as: price variance analysis, subsequent sales testing, stale price review, price comparison across pricing vendors and due diligence reviews of vendors. SFAS 157 does not require the use of market prices that are the result of a forced liquidation or distressed sale. Recent market conditions have increased the likelihood of other-than-temporary impairments for certain non-agency residential mortgage backed and asset backed securities.

Inactive Markets

Through ACC's own experience transacting in the marketplace and through discussions with its pricing vendors, ACC believes that the market for certain non-agency residential mortgage backed securities is inactive. Indicators of inactive markets include: pricing services' reliance on brokers or discounted cash flow analyses to provide prices, an increase in the disparity between prices provided by different pricing services for the same security, unreasonably large bid-offer spreads and a significant decrease in the volume of trades relative to historical levels. In certain cases, this market inactivity has resulted in ACC applying valuation techniques that rely more on an income approach (discounted cash flows using market rates) than on a market approach (prices from pricing services). ACC considers market observable yields for other asset classes it considers to be of similar risk which includes nonperformance and liquidity for individual securities to set the discount rate for applying the income approach to certain non-agency residential mortgage backed securities. The discount rates used for these securities at December 31, 2008 ranged from 13% to 22%.

At the beginning of the fourth quarter of 2008, $319.9 million of prime non-agency residential mortgage backed securities were transferred from Level 2 to Level 3 of the fair value hierarchy because management believes the market for these prime quality assets is now inactive. The loss recognized on these assets during the fourth quarter of 2008 was $24.5 million, of which $2.7 million was included in investment income and $21.8 million was included in other comprehensive loss.

Residential Mortgage Backed Securities Backed by Sub-prime, Alt-A or Prime Collateral

Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. Alt-A mortgage lending is the origination of residential mortgage loans to customers who have credit ratings above sub-prime but may not conform to government-sponsored standards. Prime mortgage lending is the origination of residential mortgage loans to customers with good credit profiles. ACC has exposure to these types of loans predominantly through mortgage backed and asset backed securities. The slow down in the U.S. housing market, combined with relaxed underwriting standards by some originators, has recently led to higher delinquency and loss rates for some of these investments. Recent market conditions have increased the likelihood of other-than-temporary impairments for certain non-agency residential mortgage backed securities. As a part of ACC's risk management process, an internal rating system is used in conjunction with market data as the basis for analysis to assess the likelihood that ACC will not receive all contractual principal and interest payments for these investments. For the investments that are more at risk for impairment, ACC performs its own assessment of projected cash flows incorporating assumptions about default rates, prepayment speeds, loss severity, and geographic concentrations to determine if an other-than-temporary impairment should be recognized. Based on this analysis, other than non-agency mortgage backed securities that had credit-related impairments recorded in the year ended December 31, 2008, all contractual payments are expected to be received.

The following table presents as of December 31, 2008, ACC's residential mortgage backed and asset backed securities backed by sub-prime, Alt-A or prime mortgage loans by credit rating and vintage year (in thousands):

                         AAA                 AA                  A                 BBB          BB & BELOW           TOTAL
                 ------------------  -----------------  -----------------  -----------------  ---------------  ------------------
                 AMORTIZED   FAIR    AMORTIZED  FAIR    AMORTIZED  FAIR    AMORTIZED  FAIR    AMORTIZED FAIR   AMORTIZED  FAIR
                    COST     VALUE      COST    VALUE      COST    VALUE      COST    VALUE      COST   VALUE    COST     VALUE
                 --------- --------  --------- -------  --------- -------  --------- -------  --------- -----  --------- --------
SUB-PRIME
   2003 & prior   $  1,698 $  1,105   $    --  $    --   $    --  $    --   $    --  $    --     $--     $--    $  1,698 $  1,105
   2004             11,947   10,366        --       --        --       --    10,850    5,947      --      --      22,797   16,313
   2005             24,446   22,289        --       --        --       --     1,959    1,443      --      --      26,405   23,732
   2006             26,771   25,050        --       --        --       --        --       --      --      --      26,771   25,050
   2007                 --       --        --       --        --       --        --       --      --      --          --       --
   2008                 --       --        --       --        --       --        --       --      --      --          --       --
                  -------- --------   -------  -------   -------  -------   -------  -------     ---     ---    -------- --------
Total Sub-prime   $ 64,862 $ 58,810   $    --  $    --   $    --  $    --   $12,809  $ 7,390     $--     $--    $ 77,671 $ 66,200
                  ======== ========   =======  =======   =======  =======   =======  =======     ===     ===    ======== ========
Alt-A
   2003 & prior   $  7,860 $  6,764   $    --  $    --   $    --  $    --   $    --  $    --     $--     $--    $  7,860 $  6,764
   2004             40,987   28,136     9,127    5,524        --       --        --       --      --      --      50,114   33,660
   2005             81,495   58,626    12,943    7,913     8,053    5,032        --       --      --      --     102,491   71,571
   2006             21,669   20,602     5,130    5,130    14,759   14,759     5,536    5,536      --      --      47,094   46,027
   2007             10,696    7,124        --       --     5,163    5,164    40,618   33,619      --      --      56,477   45,907
   2008                 --       --        --       --        --       --        --       --      --      --          --       --
                  -------- --------   -------  -------   -------  -------   -------  -------     ---     ---    -------- --------
Total Alt-A       $162,707 $121,252   $27,200  $18,567   $27,975  $24,955   $46,154  $39,155     $--     $--    $264,036 $203,929
                  ======== ========   =======  =======   =======  =======   =======  =======     ===     ===    ======== ========
PRIME
   2003 & prior   $ 39,500 $ 36,127   $    --  $    --   $    --  $    --   $    --  $    --     $--     $--    $ 39,500 $ 36,127
   2004            134,644  109,043    19,013    9,881        --       --     2,218    2,218      --      --     155,875  121,142
   2005            155,862  100,330        --       --        --       --        --       --      --      --     155,862  100,330
   2006              5,440    3,706        --       --        --       --        --       --      --      --       5,440    3,706
   2007                 --       --        --       --        --       --        --       --      --      --          --       --
   2008                 --       --        --       --        --       --        --       --      --      --          --       --
                  -------- --------   -------  -------   -------  -------   -------  -------     ---     ---    -------- --------
Total Prime       $335,446 $249,206   $19,013  $ 9,881   $    --  $    --   $ 2,218  $ 2,218     $--     $--    $356,677 $261,305
                  ======== ========   =======  =======   =======  =======   =======  =======     ===     ===    ======== ========
GRAND TOTAL       $563,015 $429,268   $46,213  $28,448   $27,975  $24,955   $61,181  $48,763     $--     $--    $698,384 $531,434
                  ======== ========   =======  =======   =======  =======   =======  =======     ===     ===    ======== ========

RECENT ACCOUNTING PRONOUNCEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

For information regarding recent accounting pronouncements and their expected impact on ACC's future results of operations or financial condition, see Note 1 to ACC's financial statements. Also see Note 1 for significant accounting policies.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, which are subject to risks and uncertainties. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "may," "should," "could," "would," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in "Item 1A-Risk Factors" and elsewhere in this Annual Report on Form 10-K. ACC's future financial condition and results of operations, as well as any forward-looking statements contained in this report, are made only as of the date hereof. ACC undertakes no obligation to update or revise any forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IMPACT OF MARKET VOLATILITY ON RESULTS OF OPERATIONS

ACC has three principal components of market risk: interest rate risk, equity price risk, and credit risk. Interest rate risk results from investing in assets that are somewhat longer and reset less frequently than the liabilities they support. In prior years, ACC managed interest rate risk through the use of a variety of tools that included derivative instruments, such as interest rate swaps, caps, and floors, which change the interest rate characteristics of client liabilities or investment assets. Due to certain provisions for certificates being impacted by the value of equity indices, from time to time ACC enters into risk management strategies that may include the use of equity derivative instruments, such as equity options, to mitigate ACC's exposure to volatility in the equity markets.

Ameriprise Financial's Asset Liability Committee ("ALCO"), which is comprised of senior business managers, holds regularly scheduled meetings to review models projecting various interest rate scenarios and risk/return measures and their effect on various portfolios managed by RiverSource Investments, LLC, including that of ACC. ACC's Board of Directors has appointed ALCO as the investment committee of ACC. ALCO's objectives are to structure ACC's portfolio of investment securities based upon the type and behavior of the certificates in the certificate reserve liabilities, to achieve targeted levels of profitability within defined risk parameters and to meet certificate contractual obligations.

ACC primarily invests in mortgage and asset backed securities and intermediate term corporate debt securities to provide its certificate owners with a competitive rate of return on their certificates while managing risk. These investments provide ACC with a historically dependable and targeted margin between the interest rate earned on investments and the interest rate credited to certificate owners' accounts. ACC does not invest in securities to generate short-term trading profits for its own account.

To evaluate interest rate and equity price risk, ACC performs sensitivity testing which measures the impact on pretax income from the sources listed below for a 12 month period following a hypothetical 100 basis point increase in interest rates and a hypothetical 10% decline in equity markets. Due to the market conditions in the second half of 2008, ACC also performed sensitivity testing using a hypothetical 20% decline in equity markets.

Equity price risk includes absolute market level and implied market volatility changes. The estimates of net equity price risk exposure presented below assume no changes in implied market volatility.

The numbers below show ACC's estimate of the pretax impact of these hypothetical market moves, net of hedging, as of December 31, 2008. Following the table is a discussion by source of risk and the portfolio management techniques and derivative instruments ACC uses to mitigate these risks.

                                                         EQUITY PRICE EXPOSURE TO PRETAX INCOME
                                                     -----------------------------------------------
INTEREST RATE INCREASE 100 BASIS POINTS              BEFORE HEDGE IMPACT   HEDGE IMPACT   NET IMPACT
---------------------------------------              -------------------   ------------   ----------
                                                                      (IN MILLIONS)
Flexible Savings and other fixed rate certificates          $2,075              N/A         $2,075
                                                            ------             ----         ------
   Total                                                    $2,075             $ --         $2,075
                                                            ======             ====         ======

                                                         EQUITY PRICE EXPOSURE TO PRETAX INCOME
                                                     -----------------------------------------------
EQUITY PRICE DECLINE 10%                             BEFORE HEDGE IMPACT   HEDGE IMPACT   NET IMPACT
------------------------                             -------------------   ------------   ----------
                                                                      (IN MILLIONS)
Stock market certificates                                   $1,742           $(1,742)        $--
                                                            ------           -------         ---
   Total                                                    $1,742           $(1,742)        $--
                                                            ======           =======         ===

                                                         EQUITY PRICE EXPOSURE TO PRETAX INCOME
                                                     -----------------------------------------------
EQUITY PRICE DECLINE 20%                             BEFORE HEDGE IMPACT   HEDGE IMPACT   NET IMPACT
------------------------                             -------------------   ------------   ----------
                                                                      (IN MILLIONS)
Stock market certificates                                   $3,253           $(3,253)        $--
                                                            ------           -------         ---
   Total                                                    $3,253           $(3,253)        $--
                                                            ======           =======         ===

N/A  Not Applicable.

At December 31, 2008, aggregating ACC's exposure from all sources of interest rate risk net of financial derivatives hedging that exposure detailed below, ACC estimates a positive impact of $2.1 million on pretax income for the 12 month period if, hypothetically, interest rates had increased by 100 basis points and remain at that level for 12 months. This compares with an estimate of a negative impact of $0.2 million for 12 months following a hypothetical 100 basis point increase in interest rates at December 31, 2007.

At December 31, 2008, aggregating ACC's exposure from all sources of equity price risk net of financial derivatives hedging that exposure detailed below, ACC estimates no impact on pretax income for the 12 month period if, hypothetically, equity markets had declined by 10% and 20% and remain at that level for 12 months. This compares with an estimate of no impact at December 31, 2007 for 12 months following a hypothetical 10% drop in equity markets at December 31, 2007.

Actual results could differ materially from those illustrated above as they are based on a number of estimates and assumptions. These include assuming the composition of invested assets and liabilities does not change in the 12 month period following the hypothetical market decline and assuming the increase in interest rates produces a parallel shift in the yield curve. The selection of a 100 basis point interest rate increase and 10% and 20% equity market declines should not be construed as a prediction of future market events.

FLEXIBLE SAVINGS AND OTHER FIXED RATE CERTIFICATES

ACC has interest rate risk from its Flexible Savings and other fixed rate certificates. These are investment certificates generally ranging in amounts from $1,000 to $1 million with terms ranging from three to 36 months. ACC guarantees an interest rate to the holders of these products. Payments collected from clients are primarily invested in fixed rate securities to fund the client credited rate with the spread between the rate earned from investments and the rate credited to clients recorded as earned income. Client liabilities and investment assets generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients generally reset at shorter intervals than the yield on underlying investments. This exposure is not currently hedged although ACC monitors its investment strategy and makes modifications based on changing liabilities and the expected rate environment. ACC has $3.9 billion in reserves included in certificate reserves on the Balance Sheet at December 31, 2008 to cover the liabilities associated with these products.


STOCK MARKET CERTIFICATES

ACC has equity price risk from its stock market certificates. Stock market certificates are purchased for amounts generally from $1,000 to $1 million for terms of 52 weeks which can be extended to a maximum of 20 years. For each term the certificate holder can choose to participate 100% in any percentage increase in the S&P 500 Index up to a maximum return or choose partial participation in any increase in the S&P 500 Index plus a fixed rate of interest guaranteed in advance. If partial participation is selected, the total of equity-linked return and guaranteed rate of interest cannot exceed the maximum return. Reserves for the stock market certificates of $0.9 billion are included in certificate reserves on ACC's Balance Sheet at December 31, 2008.

Equity Price Risk - Stock Market Certificates

The equity-linked return to investors creates equity price risk exposure. ACC seeks to minimize this exposure with purchased futures and call spreads that replicate what ACC must credit to client accounts.

Credit Risk

ACC is exposed to credit risk within its investment portfolio, which includes loans, and through derivative counterparties. Credit risk relates to the uncertainty of an obligor's continued ability to make timely payments in accordance with the contractual terms of the instrument or contract. ACC's potential derivative credit exposure to each counterparty is aggregated with all of its other exposures to the counterparty to determine compliance with established credit guidelines at the time it enters into a derivative transaction. ACC manages credit risk through fundamental credit analysis, issuer and industry concentration guidelines, and diversification requirements. These guidelines and oversight of credit risk are managed through ACC's comprehensive enterprise risk management program that includes members of senior management.

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

See Index to Financial Statements on page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

ACC maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) designed to provide reasonable assurance that the information required to be reported in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in and pursuant to SEC regulations, including controls and procedures designed to ensure that this information is accumulated and communicated to ACC's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure. It should be noted that, because of inherent limitations, ACC's disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

ACC's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC's Chief Executive Officer and Chief Financial Officer have concluded that ACC's disclosure controls and procedures were not effective at a reasonable level of assurance as of December 31, 2008 based on the material weakness described below.

ACC determined that it does not have sufficient controls in place to prevent or detect errors created through the usage of an end-user computing application, which is used to perform valuation/impairment analysis of certain investment instruments. This control deficiency could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to ACC's interim or annual financial statements that would not be prevented or detected.

To address the above-referenced material weakness, ACC performed additional analysis and other post-closing procedures to ensure that the financial statements included in this report were prepared in accordance with generally accepted accounting principles. Accordingly, ACC believes that the financial statements included in this report fairly present in all material respects ACC's financial condition, results of operations and cash flows for the periods presented.

The above-referenced material weakness will not be considered remediated until changes in internal controls over financial reporting have been implemented and have operated effectively for a sufficient period of time for ACC's management to conclude that these controls are operating effectively. Until ACC's management has concluded that ACC has remediated this material weakness, ACC will perform additional analysis and procedures to ensure that ACC's financial statements contained in subsequent SEC filings are prepared in accordance with generally accepted accounting principles.

This annual report does not contain management's report or an attestation of ACC's independent registered public accounting firm regarding internal control over financial reporting. The requirements for such report and attestation do not apply to a registered investment company such as ACC by reason of the exemption set forth in Section 405 of the Sarbanes-Oxley Act of 2002, exempting registered investment companies from the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and rules of the SEC promulgated thereunder.

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

Item omitted pursuant to General Instructions (I)(2)(c) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

Item omitted pursuant to General Instructions (I)(2)(c) of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board of Directors of ACC, at the recommendation of its Audit Committee, has appointed Ernst & Young LLP ("Ernst & Young") as independent registered public accountants to audit the financial statements of ACC for the years ended December 31, 2008 and 2007.

AUDIT FEES

The aggregate fees billed or to be billed by Ernst & Young for each of the last two years for professional services rendered for the audit of ACC's annual Financial Statements and services that were provided in connection with statutory and regulatory filings were $149,000 and $123,000 for 2008 and 2007, respectively.

AUDIT-RELATED FEES

ACC was not billed by Ernst & Young for any fees for audit-related services for 2008 or 2007.

TAX FEES

ACC was not billed by Ernst & Young for any tax fees for 2008 or 2007.

ALL OTHER FEES

ACC was not billed by Ernst & Young for any other fees for 2008 or 2007.

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

In 2008 and 2007, 100% of the services provided by Ernst & Young for ACC were pre-approved by the Audit Committee of Ameriprise Financial.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

                              REGISTRANT AMERIPRISE CERTIFICATE COMPANY


                                      BY /s/ William F. Truscott
                                         ---------------------------------------
                          NAME AND TITLE William F. Truscott, Director,
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)
                                    DATE March 2, 2009

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                      BY /s/ William F. Truscott
                                         ---------------------------------------
                          NAME AND TITLE William F. Truscott, Director,
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)
                                    DATE March 2, 2009


                                      BY /s/ Brian J. McGrane
                                         ---------------------------------------
                          NAME AND TITLE Brian J. McGrane, Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)
                                    DATE March 2, 2009


                                      BY /s/ David K. Stewart
                                         ---------------------------------------
                          NAME AND TITLE David K. Stewart, Vice President,
                                         Controller and Chief Accounting Officer
                                         (Principal Accounting Officer)
                                    DATE March 2, 2009


                                      BY /s/ Rodney P. Burwell*
                                         ---------------------------------------
                          NAME AND TITLE Rodney P. Burwell, Director
                                    DATE March 2, 2009


                                      BY /s/ Jean B. Keffeler*
                                         ---------------------------------------
                          NAME AND TITLE Jean B. Keffeler, Director
                                    DATE March 2, 2009


                                      BY /s/ Thomas R. McBurney*
                                         ---------------------------------------
                          NAME AND TITLE Thomas R. McBurney, Director
                                    DATE March 2, 2009


                                      BY /s/ Karen M. Bohn*
                                         ---------------------------------------
                          NAME AND TITLE Karen M. Bohn, Director
                                    DATE March 2, 2009


*By /s/ William F. Truscott
    ---------------------------------
Name: William F. Truscott

Executed by William F. Truscott on behalf of those indicated pursuant to a Power of Attorney, dated February 24, 2009, filed electronically on or about March 2, 2009 as Exhibit 24(a) hereto.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

FINANCIAL STATEMENTS:

Part I.   Financial Information:
Item 1.   Financial Statements
          Report of Independent Registered Public Accounting Firm........    F-2
          Statements of Operations - Years ended December 31, 2008, 2007
             and 2006....................................................    F-3
          Balance Sheets - December 31, 2008 and 2007....................    F-4
          Statements of Cash Flows - Years ended December 31, 2008, 2007
             and 2006....................................................    F-6
          Statements of Comprehensive (Loss) Income - Years ended
             December 31, 2008, 2007 and 2006............................    F-7
          Statements of Shareholder's Equity - Years ended December 31,
             2008, 2007 and 2006.........................................    F-8
          Notes to Financial Statements..................................    F-9
SCHEDULE NO.:
          Financial Schedules:
   I      Investments in Securities of Unaffiliated Issuers, December 31,
             2008........................................................   F-26
   II     Investments in and Advances to Affiliates and Income thereon,
             December 31, 2008, 2007 and 2006............................   F-35
   III    Mortgage Loans on Real Estate and Interest earned on Mortgages,
             Year ended December 31, 2008................................   F-36
   V      Qualified Assets on Deposit, December 31, 2008.................   F-39
   VI     Certificate Reserves, Year ended December 31, 2008.............   F-40
   VII    Valuation and Qualifying Accounts, Years ended December 31,
             2008, 2007 and 2006.........................................   F-55

All other Schedules required by Article 6 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of
Ameriprise Certificate Company

We have audited the accompanying balance sheets of Ameriprise Certificate Company, (a wholly owned subsidiary of Ameriprise Financial, Inc.) (the Company) as of December 31, 2008 and 2007, and the related statements of operations, comprehensive (loss) income, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in Part II of the Table of Contents of the Form 10-K at Item 8. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2008 and 2007, by correspondence with the custodian. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ameriprise Certificate Company at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, in 2007 the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.


/s/ Ernst & Young LLP
Minneapolis, Minnesota
March 2, 2009

                         AMERIPRISE CERTIFICATE COMPANY

                            STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

                                                                             YEARS ENDED DECEMBER 31,
                                                                         -------------------------------
                                                                            2008       2007       2006
                                                                         ---------   --------   --------
                                                                                  (IN THOUSANDS)
INVESTMENT INCOME
Interest income from unaffiliated investments:
   Available-for-Sale securities                                         $ 169,827   $182,109   $216,385
   Below investment grade syndicated bank loans and
      first mortgage loans on real estate                                   22,296     25,497     28,310
   Trading securities                                                           11         --         --
   Certificate loans                                                           382        467        553
Dividends                                                                    1,371      1,541      1,119
Other                                                                          401      2,380        850
                                                                         ---------   --------   --------
      Total investment income                                              194,288    211,994    247,217
                                                                         ---------   --------   --------
INVESTMENT EXPENSES
Ameriprise Financial and affiliated company fees:
   Distribution                                                             18,261     18,148     22,041
   Investment advisory and services                                          9,569      9,880     10,743
   Transfer agent                                                            5,967      6,422      3,842
   Depository                                                                  343        328        360
Other                                                                        1,505      1,171      1,258
                                                                         ---------   --------   --------
      Total investment expenses                                             35,645     35,949     38,244
                                                                         ---------   --------   --------
NET INVESTMENT INCOME BEFORE PROVISION FOR
   CERTIFICATE RESERVES AND INCOME TAX EXPENSE                             158,643    176,045    208,973
                                                                         ---------   --------   --------
PROVISION FOR CERTIFICATE RESERVES
According to the terms of the certificates:
   Provision for certificate reserves                                        4,578      6,228      6,854
   Interest on additional credits                                              152        182        217
   Interest on advance payments                                                  6          9         11
Additional credits/interest authorized by ACC                              150,728    171,122    178,128
                                                                         ---------   --------   --------
Total provision for certificate reserves before reserve recoveries         155,464    177,541    185,210
Reserve recoveries from terminations prior to maturity                      (1,522)    (1,352)    (1,626)
                                                                         ---------   --------   --------
Net provision for certificate reserves                                     153,942    176,189    183,584
                                                                         ---------   --------   --------
NET INVESTMENT INCOME (LOSS) BEFORE INCOME TAX EXPENSE                       4,701       (144)    25,389
Income tax expense (benefit)                                                 2,974       (902)     8,775
                                                                         ---------   --------   --------
Net investment income                                                        1,727        758     16,614
                                                                         ---------   --------   --------
NET REALIZED (LOSS) GAIN ON INVESTMENTS
Securities of unaffiliated issuers before income tax (benefit) expense    (129,532)       872     (1,247)
Income tax (benefit) expense                                               (45,336)       305       (436)
                                                                         ---------   --------   --------
Net realized (loss) gain on investments                                    (84,196)       567       (811)
                                                                         ---------   --------   --------
NET (LOSS) INCOME                                                        $ (82,469)  $  1,325   $ 15,803
                                                                         =========   ========   ========

See Notes to Financial Statements.

                         AMERIPRISE CERTIFICATE COMPANY

                                 BALANCE SHEETS
                           DECEMBER 31, 2008 AND 2007

                                                               2008         2007
                                                            ----------   ----------
                                                             (IN THOUSANDS, EXCEPT
                                                                  SHARE DATA)
ASSETS
QUALIFIED ASSETS
Investments in unaffiliated issuers:
   Cash equivalents                                         $1,164,484   $   76,079
   Available-for-Sale securities                             3,286,403    3,419,201
   Below investment grade syndicated bank loans and first
      mortgage loans on real estate, net                       357,863      341,944
   Trading securities                                           16,618           --
   Certificate loans -- secured by certificate reserves          6,601        7,923
                                                            ----------   ----------
      Total investments                                      4,831,969    3,845,147
                                                            ----------   ----------
Receivables:
Dividends and interest                                          34,247       26,575
Investment securities sold                                       5,232        2,543
                                                            ----------   ----------
      Total receivables                                         39,479       29,118
                                                            ----------   ----------
Equity index options, purchased                                 23,693       58,575
                                                            ----------   ----------
      Total qualified assets                                 4,895,141    3,932,840
                                                            ----------   ----------
OTHER ASSETS
Deferred taxes, net                                            136,172       40,434
Current taxes receivable                                         9,578        9,416
Due from related party                                           2,848            3
                                                            ----------   ----------
      Total other assets                                       148,598       49,853
                                                            ----------   ----------
         Total assets                                       $5,043,739   $3,982,693
                                                            ==========   ==========

See Notes to Financial Statements.

                         AMERIPRISE CERTIFICATE COMPANY

                           DECEMBER 31, 2008 AND 2007

                                                                         2008         2007
                                                                      ----------   ----------
                                                                       (IN THOUSANDS, EXCEPT
                                                                             SHARE DATA)
LIABILITIES AND SHAREHOLDER'S EQUITY
LIABILITIES
Certificate reserves
   Installment certificates:
      Reserves to mature                                              $   48,284   $   54,871
      Additional credits and accrued interest                              1,137        1,533
      Advance payments and accrued interest                                  137          254
   Fully paid certificates:
      Reserves to mature                                               4,830,417    3,675,240
      Additional credits and accrued interest                              5,513       25,529
      Due to unlocated certificate holders                                   101           67
                                                                      ----------   ----------
Total certificate reserves                                             4,885,589    3,757,494
                                                                      ----------   ----------
Accounts payable and accrued liabilities:
   Due to related party                                                    4,241          525
   Current taxes payable to parent                                         3,205           --
   Payable for investment securities purchased                            26,332        1,263
   Equity index options, written                                          18,681       26,796
   Other liabilities                                                      15,186       19,991
                                                                      ----------   ----------
Total accounts payable and accrued liabilities                            67,645       48,575
                                                                      ----------   ----------
         Total liabilities                                             4,953,234    3,806,069
                                                                      ----------   ----------
SHAREHOLDER'S EQUITY
Common shares ($10 par value, 150,000 shares authorized and issued)        1,500        1,500
Additional paid-in capital                                               322,964      207,964
(Accumulated deficit) retained earnings:
   Appropriated for pre-declared additional credits and interest              50          949
   Appropriated for additional interest on advance payments                   15           15
   Unappropriated                                                        (81,570)          --
Accumulated other comprehensive loss -- net of tax                      (152,454)     (33,804)
                                                                      ----------   ----------
      Total shareholder's equity                                          90,505      176,624
                                                                      ----------   ----------
         Total liabilities and shareholder's equity                   $5,043,739   $3,982,693
                                                                      ==========   ==========

See Notes to Financial Statements.

                         AMERIPRISE CERTIFICATE COMPANY

                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

                                                                       2008          2007          2006
                                                                   -----------   -----------   -----------
                                                                                (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                                  $   (82,469)  $     1,325   $    15,803
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
   Interest added to certificate loans                                    (243)         (312)         (357)
   Amortization of premiums, acccretion of discounts, net                6,658         9,301        11,876
   Deferred taxes, net                                                 (33,146)       22,823       (14,314)
   Net realized loss on investments                                    118,935           828         1,247
   Provision for loan loss                                              10,604        (1,700)           --
Changes in other operating assets and liabilities:
   Trading securities, net                                             (16,618)           --            --
   Dividends and interest receivable                                    (7,672)        6,144         6,423
   Due to (from) parent for income taxes                                 3,043        (9,328)       (3,212)
   Other, net                                                            2,490       (28,366)       16,161
                                                                   -----------   -----------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                1,582           715        33,627
                                                                   -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Available-for-Sale securities:
   Sales                                                                45,152       209,956       462,562
   Maturities and redemptions                                        1,051,474       727,996       836,698
   Purchases                                                        (1,246,655)      (92,728)     (287,895)
Below investment grade syndicated bank loans and
   first mortgage loans on real estate:
   Sales                                                                 1,350         6,260        19,473
   Maturities and redemptions                                           79,937       129,427       118,378
   Purchases                                                          (109,030)      (68,016)     (120,620)
Certificate loans:
   Payments                                                                790           984         1,562
   Fundings                                                               (573)         (990)       (1,189)
                                                                   -----------   -----------   -----------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                   (177,555)      912,889     1,028,969
                                                                   -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments from certificate owners                                     2,720,716       820,521     1,945,380
Certificate maturities and cash surrenders                          (1,571,338)   (1,762,293)   (2,882,829)
Capital contribution from parent                                       115,000            --            --
Dividend/return of capital to parent                                        --       (70,000)      (70,000)
                                                                   -----------   -----------   -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  1,264,378    (1,011,772)   (1,007,449)
                                                                   -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH EQUIVALENTS                          1,088,405       (98,168)       55,147
Cash equivalents at beginning of year                                   76,079       174,247       119,100
                                                                   -----------   -----------   -----------
CASH EQUIVALENTS AT END OF YEAR                                    $ 1,164,484   $    76,079   $   174,247
                                                                   ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURES INCLUDING NON-CASH TRANSACTIONS:
Cash (received) paid for income taxes                              $   (14,524)  $   (14,306)  $    25,382
Certificate maturities and surrenders through loan reductions            1,348         1,921         1,763

See Notes to Financial Statements.

                         AMERIPRISE CERTIFICATE COMPANY

                    STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                  YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

                                                                             2008       2007      2006
                                                                          ---------   -------   -------
                                                                                  (IN THOUSANDS)
NET (LOSS) INCOME                                                         $ (82,469)  $ 1,325   $15,803
OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized (losses) gains on Available-for-Sale securities:
   Unrealized holdings (losses) gains arising during the period            (299,942)   23,836     9,176
   Income tax (benefit) expense                                            (104,137)    8,589     1,994
                                                                          ---------   -------   -------
   Net unrealized holding (losses) gains arising during the period         (195,805)   15,247     7,182
                                                                          ---------   -------   -------
   Reclassification adjustment for losses included in net (loss) income     118,700       832     1,230
   Income tax benefit                                                        41,545       291       449
                                                                          ---------   -------   -------
   Net reclassification adjustment for losses included
      in net (loss) income                                                   77,155       541       781
                                                                          ---------   -------   -------
Net unrealized (losses) gains on Available-for-Sale securities             (118,650)   15,788     7,963
                                                                          ---------   -------   -------
NET OTHER COMPREHENSIVE (LOSS) INCOME                                      (118,650)   15,788     7,963
                                                                          ---------   -------   -------
TOTAL COMPREHENSIVE (LOSS) INCOME                                         $(201,119)  $17,113   $23,766
                                                                          =========   =======   =======

See Notes to Financial Statements.

                         AMERIPRISE CERTIFICATE COMPANY

                       STATEMENTS OF SHAREHOLDER'S EQUITY
                  YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

                                                                            RETAINED EARNINGS
                                                               ------------------------------------------
                                                               APPROPRIATED  APPROPRIATED
                                                                   FOR            FOR                       ACCUMULATED
                                                               PRE-DECLARED   ADDITIONAL                       OTHER
                               NUMBER OF           ADDITIONAL   ADDITIONAL    INTEREST ON                  COMPREHENSIVE
                              OUTSTANDING  COMMON    PAID-IN    CREDITS AND     ADVANCE                        LOSS -
                                 SHARES    SHARES    CAPITAL     INTEREST      PAYMENTS    UNAPPROPRIATED    NET OF TAX      TOTAL
                              -----------  ------  ----------  ------------  ------------  --------------  -------------  ----------
                                                               (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE AT JANUARY 1, 2006      150,000    $1,500   $323,844     $ 3,196          $15         $  4,745       $ (57,555)   $ 275,745
Net income                           --        --         --          --           --           15,803              --       15,803
Transfer                             --        --         --         277           --             (277)             --           --
Dividend/return of
   capital to parent                 --        --    (49,729)         --           --          (20,271)             --      (70,000)
Net other
   comprehensive income              --        --         --          --           --               --           7,963        7,963
                                -------    ------   --------     -------          ---         --------       ---------    ---------
BALANCE AT DECEMBER 31, 2006    150,000     1,500    274,115       3,473           15               --         (49,592)     229,511
Net income                           --        --         --          --           --            1,325              --        1,325
Transfer                             --        --         --      (2,524)          --            2,524              --           --
Dividend/return of capital
   to parent                         --        --    (66,151)         --           --           (3,849)             --      (70,000)
Net other
   comprehensive income              --        --         --          --           --               --          15,788       15,788
                                -------    ------   --------     -------          ---         --------       ---------    ---------
BALANCE AT DECEMBER 31, 2007    150,000     1,500    207,964         949           15               --         (33,804)     176,624
Net loss                             --        --         --          --           --          (82,469)             --      (82,469)
Transfer                             --        --         --        (899)          --              899              --           --
Receipt of capital from
   parent                            --        --    115,000          --           --               --              --      115,000
Net other
   comprehensive loss                --        --         --          --           --               --        (118,650)    (118,650)
                                -------    ------   --------     -------          ---         --------       ---------    ---------
BALANCE AT DECEMBER 31, 2008    150,000    $1,500   $322,964     $    50          $15         $(81,570)      $(152,454)   $  90,505
                                =======    ======   ========     =======          ===         ========       =========    =========

See Notes to Consolidated Financial Statements.

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

As of December 31, 2008, ACC offered four different certificate products to the public. ACC is impacted by significant changes in interest rates as interest crediting rates on certificate products generally reset at shorter intervals than the change in the yield on ACC's investment portfolio. The specified maturities of most of ACC's certificate products range from ten to twenty years. Within that maturity period, most certificates have interest crediting rate terms ranging from three to thirty-six months. Interest crediting rates are subject to change and certificate product owners can surrender their certificates without penalty at term end. In addition, two types of certificate products have interest tied, in whole or in part, to a broad-based stock market index. All of the certificates are available as qualified investments for Individual Retirement Accounts, 401(k) plans and other qualified retirement plans.

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

During the third quarter of 2005, ACC agreed with American Express Bank Limited ("AEB"), a subsidiary of American Express, to execute an orderly wind-down of the certificate business marketed through AEB and American Express Bank International ("AEBI"). This wind-down was completed during the first quarter of 2007. The amount of certificate reserves associated with this business was approximately nil as of December 31, 2008 and 2007.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying financial statements are presented in accordance with U.S. generally accepted accounting principles ("GAAP"). ACC uses the equity method of accounting for its wholly owned unconsolidated subsidiary, Investors Syndicate Development Corporation, as prescribed by the Securities and Exchange Commission ("SEC") for non-investment company subsidiaries. Certain reclassifications of prior period amounts have been made to conform to the current presentation. In the second quarter of 2008, ACC reclassified the changes in fair value of certain derivatives from investment income to provision for certificate reserves.

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

CASH EQUIVALENTS

ACC has defined cash equivalents as highly liquid investments with original maturities of 90 days or less.

AVAILABLE-FOR-SALE SECURITIES

Debt securities and marketable equity securities are classified as Available-for-Sale and carried at fair value which is generally based on quoted market prices. Unrealized gains (losses) on securities classified as Available-for-Sale are reflected, net of taxes, in accumulated other comprehensive loss as part of Shareholder's Equity.

ACC uses the specific identification method for determining cost in computing realized gains (losses) on securities. Gains (losses) are recognized in the results of operations upon disposition of the securities. In addition, losses are also recognized when management determines that a decline in value is other-than-temporary, which requires judgment regarding the amount and timing of recovery. Indicators of other-than-temporary impairment for debt securities include issuer downgrade, default or bankruptcy. ACC also considers the extent to which cost exceeds fair value, the duration of time of that decline and management's judgment as to the issuer's current and prospective financial condition, as well as ACC's ability and intent to hold until recovery. The charges are reflected in net realized (loss) gain on investments in the Statements of Operations.

Factors ACC considers in determining whether declines in the fair value of fixed-maturity securities are other-than-temporary include: 1) the extent to which the market value is below amortized cost; 2) its ability and intent to hold the investment for a sufficient period of time for it to recover to an amount at least equal to its carrying value; 3) the duration of time in which there has been a significant decline in value; 4) fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer;
and 5) market events that could impact credit ratings, economic and business climate, litigation and government actions, and similar external business factors. For structured investments (e.g., mortgage backed securities), ACC also considers factors such as overall deal structure and its position within the structure, quality of underlying collateral, delinquencies and defaults, loss severities, recoveries, prepayments, cumulative loss projections and discounted cash flows in assessing potential other-than-temporary impairment of these investments. Based upon these factors, securities that have indicators of potential other-than-temporary impairment are subject to detailed review by management. Securities for which declines are considered temporary continue to be carefully monitored by management.

BELOW INVESTMENT GRADE SYNDICATED BANK LOANS AND FIRST MORTGAGE LOANS ON REAL ESTATE

Below investment grade syndicated bank loans reflect amortized cost less allowance for loan losses. First mortgage loans on real estate reflect principal amounts outstanding less allowance for loan losses. Management regularly evaluates the adequacy of the allowance for loan losses and believes it is adequate to absorb estimated losses in the portfolio. The level of the allowance for loan losses is determined based on several factors, including historical experience and current economic and political conditions.

The allowance for loan losses for mortgage loans on real estate is measured as the excess of the loan's recorded investment over (i) present value of its expected principal and interest payments discounted at the loan's effective interest rate or (ii) the fair value of collateral. Additionally, the level of the allowance for loan losses considers other factors, including historical experience, economic conditions and geographic concentrations. Management regularly evaluates the adequacy of the allowance for loan losses and believes it is adequate to absorb estimated losses in the portfolio.

ACC generally stops accruing interest on mortgage loans on real estate for which interest payments are delinquent more than three months. Based on management's judgment as to the ultimate collectibility of principal, interest payments received are either recognized as income or applied to the recorded investment in the loan.

TRADING SECURITIES

Trading securities include trading bonds. Trading securities are carried at fair value with unrealized and realized gains (losses) recorded within net realized
(loss) gain on investments.

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

Certain certificates offer a return based on the relative change in a stock market index. The certificates with an equity-based return contain embedded derivatives, which are carried at fair value within investment certificate reserves on the Balance Sheets. The fair values of these embedded derivatives incorporate current market data inputs. Changes in fair value are reflected in provision for certificate reserves within the Statements of Operations.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivative instruments, consisting of interest rate swaps and options and futures contracts, if any, are classified in the Balance Sheets at fair value. The fair value of ACC's derivative instruments is determined using either market quotes or valuation models that are based upon the net present value of estimated future cash flows and incorporate current market observable inputs to the extent available. The accounting for the change in the fair value of the derivative instrument depends on its intended use and the resulting hedge designation, if any.

For derivative instruments that qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instruments are reported in accumulated other comprehensive loss and reclassified into earnings when the hedged item or transaction impacts earnings. The amount that is reclassified into earnings is presented in the Statements of Operations with the hedged instrument or transaction impact. If a hedge designation is removed or a hedge is terminated prior to maturity, the amount previously recorded in accumulated other comprehensive loss may be recognized into earnings over the period that the hedged item impacts earnings. For any hedge relationships that are discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related amounts previously recorded in accumulated other comprehensive loss are recognized in earnings immediately.

Derivative instruments that are entered into for hedging purposes are designated as such at the time that ACC enters into the contract. For all derivative instruments that are designated for hedging activities, ACC formally documents all of the hedging relationships between the hedge instruments and the hedged items at the inception of the relationships. Management also formally documents its risk management objectives and strategies for entering into the hedge transactions. ACC formally assesses, at inception and on a quarterly basis, whether derivatives designated as hedges are highly effective in offsetting the fair value or cash flows of hedged items. If it is determined that a derivative is no longer highly effective as a hedge, ACC will discontinue the application of hedge accounting. See Note 9 for further discussion of derivatives and hedging activities of ACC.

For derivative instruments that do not qualify for hedge accounting or are not designated as hedges, changes in fair value are recognized in current period earnings.

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

ACC's provision for income taxes represents the net amount of income taxes that ACC expects to pay or to receive from various taxing jurisdictions in connection with its operations. ACC provides for income taxes based on amounts that ACC believes it will ultimately owe, taking into account the recognition and measurement for uncertain tax positions. Inherent in the provision for income taxes are estimates and judgments regarding the tax treatment of certain items. In connection with the provision for income taxes, ACC's Financial Statements reflect certain amounts related to deferred tax assets and liabilities, which result from temporary differences between the assets and liabilities measured for financial statement purposes versus the assets and liabilities measured for tax return purposes.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2009, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") Emerging Issues Task Force ("EITF") No. 99-20-1 "Amendments to the Impairment Guidance of EITF Issue No. 99-20" ("FSP EITF 99-20-1"). FSP EITF 99-20-1 amends the impairment guidance in EITF 99-20 to be more consistent with other impairment models used for debt securities. FSP EITF 99-20-1 is effective prospectively for reporting periods ending after December 15, 2008. The adoption of FSP EITF 99-20-01 did not have a material effect on ACC's results of operations and financial condition.

In October 2008, the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP 157-3"), which was effective upon issuance, including prior periods for which financial statements have not been issued. FSP 157-3 clarifies the application of Statement of Financial Accounting Standards ("SFAS") No. 157 "Fair Value Measurements" ("SFAS 157") in a market that is not active and provides an example of key considerations to determine the fair value of financial assets when the market for those assets is not active. The adoption of FSP 157-3 did not have a material effect on ACC's results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about their impact on an entity's financial position, financial performance, and cash flows. SFAS 161 requires disclosures regarding the objectives for using derivative instruments, the fair values of derivative instruments and their related gains and losses, and the accounting for derivatives and related hedged items. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. ACC is currently evaluating the impact of SFAS 161 on its disclosures. ACC's adoption of SFAS 161 will not impact its results of operations and financial condition.

In December 2007, the FASB issued SFAS 141(R), which establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree, and goodwill acquired. SFAS 141(R) also requires an acquirer to disclose information about the financial effects of a business combination. SFAS 141(R) is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with early adoption prohibited. ACC will apply the standard to any business combinations within the scope of SFAS 141(R) occurring after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, which establishes the accounting and reporting for ownership interest in subsidiaries not attributable, directly or indirectly, to a parent. SFAS 160 requires that noncontrolling (minority) interests be classified as equity (instead of as a liability) within the balance sheet, and net income attributable to both the parent and the noncontrolling interest be disclosed on the face of the statement of income. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years with early adoption prohibited. The provisions of SFAS 160 are to be applied prospectively, except for the presentation and disclosure requirements which are to be applied retrospectively to all periods presented. ACC is currently evaluating the impact of SFAS 160 on its results of operations and financial condition.

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. The provisions of SFAS 157 are required to be applied prospectively as of the beginning of the fiscal year in which SFAS 157 is initially applied, except for certain financial instruments as defined in SFAS 157 that require retrospective application. Any retrospective application will be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for the fiscal year of adoption. ACC adopted SFAS 157 effective January 1, 2008. The adoption of SFAS 157 did not have a material effect on ACC's results of operations and financial condition.

In accordance with FSP FAS 157-(2), "Effective Date of FASB Statement No. 157" ("FSP 157-(2)"), ACC deferred the adoption of SFAS 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. See Note 10 for additional information regarding the fair value of ACC's assets and liabilities.

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

2. DEPOSIT OF ASSETS AND MAINTENANCE OF QUALIFIED ASSETS

Under the provisions of its certificates and the 1940 Act, ACC was required to have Qualified Assets (as defined in Section 28(b) of the 1940 Act) in the amount of $4.9 billion and $3.7 billion at December 31, 2008 and 2007, respectively. ACC reported Qualified Assets of $5.1 billion and $4.0 billion at December 31, 2008 and 2007, respectively. Qualified Assets exclude net unrealized pretax losses on Available-for-Sale securities of $234.7 million and $53.5 million at December 31, 2008 and 2007, respectively, and unsettled investment purchases of $26.3 million and $1.3 million at December 31, 2008 and 2007, respectively.

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

Pursuant to provisions of the certificates, the 1940 Act, the Central Depository Agreement and requirements of various states, Qualified Assets (accounted for on a trade date basis) of ACC were deposited as follows:

                                                                    DECEMBER 31, 2008
                                                       -----------------------------------------
                                                        DEPOSITS    REQUIRED DEPOSITS    EXCESS
                                                       ----------   -----------------   --------
                                                                     (IN THOUSANDS)
Deposits to meet certificate liability requirements:
   Pennsylvania (at market value)                      $      162       $      150      $     12
   Texas, Illinois, New Jersey (at par value)                 224              215             9
   Central Depository (at amortized cost)               5,114,108        4,878,641       235,467
                                                       ----------       ----------      --------
   Total                                               $5,114,494       $4,879,006      $235,488
                                                       ==========       ==========      ========

                                                                    DECEMBER 31, 2007
                                                       -----------------------------------------
                                                        DEPOSITS    REQUIRED DEPOSITS    EXCESS
                                                       ----------   -----------------   --------
                                                                     (IN THOUSANDS)
Deposits to meet certificate liability requirements:
   Pennsylvania (at market value)                      $      151       $      150      $      1
   Texas, Illinois, New Jersey (at par value)                 221              215             6
   Central Depository (at amortized cost)               3,968,072        3,749,217       234,245
                                                       ----------       ----------      --------
   Total                                               $3,968,444       $3,749,582      $234,252
                                                       ==========       ==========      ========

The assets on deposit with the Central Depository at December 31, 2008 and 2007 consisted of securities and other loans having a deposit value of $4.9 billion and $3.7 billion, respectively, mortgage loans on real estate of $149.4 million and $205.8 million, respectively, and other investments of $83.3 million and $75.5 million, respectively. Additionally, these assets on deposit included unsettled purchases of investments in the amount of $26.3 million and $1.3 million at December 31, 2008 and 2007, respectively.

Ameriprise Trust Company, the custodian for ACC, is the Central Depository. See
Note 7 for information on related party transactions.

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

Available-for-Sale securities at December 31, 2008 are distributed by type as presented below:

                                                              GROSS UNREALIZED   GROSS UNREALIZED
DESCRIPTION OF SECURITIES                    AMORTIZED COST         GAINS             LOSSES        FAIR VALUE
-------------------------                    --------------   ----------------   ----------------   ----------
                                                                       (IN THOUSANDS)
Mortgage and other asset backed securities     $1,868,627          $12,400          $(189,803)      $1,691,224
Corporate debt securities                       1,623,978              637            (49,426)       1,575,189
Common and preferred stocks                        19,612               --             (8,689)          10,923
U.S. government and agency obligations              4,899              168                 --            5,067
State and municipal obligations                     4,000               --                 --            4,000
                                               ----------          -------          ---------       ----------
   Total                                       $3,521,116          $13,205          $(247,918)      $3,286,403
                                               ==========          =======          =========       ==========

Available-for-Sale securities at December 31, 2007 are distributed by type as presented below:

                                                              GROSS UNREALIZED   GROSS UNREALIZED
DESCRIPTION OF SECURITIES                    AMORTIZED COST         GAINS             LOSSES        FAIR VALUE
-------------------------                    --------------   ----------------   ----------------   ----------
                                                                       (IN THOUSANDS)
Mortgage and other asset backed securities     $2,159,248          $4,055           $(37,189)       $2,126,114
Corporate debt securities                       1,259,984           1,026            (20,979)        1,240,031
Common and preferred stocks                        19,612              --               (355)           19,257
U.S. government and agency obligations             20,345              43                (12)           20,376
State and municipal obligations                     9,000              --                (77)            8,923
Stated maturity preferred stock                     4,483              17                 --             4,500
                                               ----------          ------           --------        ----------
   Total                                       $3,472,672          $5,141           $(58,612)       $3,419,201
                                               ==========          ======           ========        ==========

At December 31, 2008 and 2007, fixed maturity securities comprised approximately 70% and 89%, respectively, of ACC's total investments. These securities were rated by either Moody's Investors Service ("Moody's"), Standard & Poor's ("S&P"), or by RiverSource Investments, LLC, using criteria similar to Moody's and S&P, when a public rating does not exist. Ratings on investment grade securities are presented using S&P's convention and, if the two agencies' ratings differ, the lower rating is used. A summary of fixed maturity securities was as follows:

                                        DECEMBER 31, 2008                          DECEMBER 31, 2007
                            ----------------------------------------   ----------------------------------------
                                                            PERCENT                                    PERCENT
                                                           OF TOTAL                                   OF TOTAL
RATINGS                     AMORTIZED COST   FAIR VALUE   FAIR VALUE   AMORTIZED COST   FAIR VALUE   FAIR VALUE
-------                     --------------   ----------   ----------   --------------   ----------   ----------
                                                                     (IN THOUSANDS)
AAA                           $1,627,746     $1,495,970       46%        $2,146,353     $2,114,369       62%
AA                               246,614        223,318        7            390,267        388,638       11
A                                339,662        327,926       10            263,144        260,449        8
BBB                            1,176,153      1,140,420       34            521,365        512,769       15
Below investment grade           111,329         87,846        3            131,931        123,719        4
                              ----------     ----------      ---         ----------     ----------      ---
   Total fixed maturities     $3,501,504     $3,275,480      100%        $3,453,060     $3,399,944      100%
                              ==========     ==========      ===         ==========     ==========      ===

Of the securities rated AAA, 50% and 42% at December 31, 2008 and 2007, respectively, were U.S. Government Agency mortgage backed securities that are rated by a public rating agency. At December 31, 2008 and 2007, approximately 2% and 3%, respectively, of securities with fixed maturities, other than GNMA, FNMA and FHLMC, were rated by RiverSource Investments, LLC.

The following table provides information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2008:

                                    LESS THAN 12 MONTHS        12 MONTHS OR MORE               TOTAL
                                  -----------------------   -----------------------   -----------------------
                                               UNREALIZED                UNREALIZED                UNREALIZED
DESCRIPTION OF SECURITIES         FAIR VALUE     LOSSES     FAIR VALUE     LOSSES     FAIR VALUE     LOSSES
-------------------------         ----------   ----------   ----------   ----------   ----------   ----------
                                                                 (IN THOUSANDS)
Mortgage and other
   asset backed securities        $  486,731   $ (89,848)    $379,281    $ (99,955)   $  866,012   $(189,803)
Corporate debt securities          1,211,101     (24,142)     171,502      (25,284)    1,382,603     (49,426)
Common and preferred stocks               --          --       10,922       (8,689)       10,922      (8,689)
U.S.government and agency
   obligations                            --          --           --           --            --          --
State and municipal obligations           --          --           --           --            --          --
                                  ----------   ---------     --------    ---------    ----------   ---------
   Total                          $1,697,832   $(113,990)    $561,705    $(133,928)   $2,259,537   $(247,918)
                                  ==========   =========     ========    =========    ==========   =========

The following table provides information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2007:

                                    LESS THAN 12 MONTHS        12 MONTHS OR MORE               TOTAL
                                  -----------------------   -----------------------   -----------------------
                                               UNREALIZED                UNREALIZED                UNREALIZED
DESCRIPTION OF SECURITIES         FAIR VALUE     LOSSES     FAIR VALUE     LOSSES     FAIR VALUE     LOSSES
-------------------------         ----------   ----------   ----------   ----------   ----------   ----------
                                                                 (IN THOUSANDS)
Mortgage and other
   asset backed securities         $296,515     $(16,389)   $1,495,484    $(20,800)   $1,791,999    $(37,189)
Corporate debt securities            62,757         (728)    1,051,911     (20,251)    1,114,668     (20,979)
Common and preferred stocks          20,158         (355)           --          --        20,158        (355)
U.S.government and agency
   obligations                           --           --        14,986         (12)       14,986         (12)
State and municipal obligations          --           --         8,924         (77)        8,924         (77)
                                   --------     --------    ----------    --------    ----------    --------
   Total                           $379,430     $(17,472)   $2,571,305    $(41,140)   $2,950,735    $(58,612)
                                   ========     ========    ==========    ========    ==========    ========

In evaluating potential other-than-temporary impairments, ACC considers the extent to which cost exceeds fair value and the duration and size of that difference. The following table summarizes the unrealized losses by ratio of fair value to cost as of December 31, 2008:

                          LESS THAN 12 MONTHS                     12 MONTHS OR MORE                            TOTAL
                 ------------------------------------   ------------------------------------   ------------------------------------
RATIO OF           NUMBER                     GROSS       NUMBER                     GROSS       NUMBER                     GROSS
FAIR VALUE TO        OF                    UNREALIZED       OF                    UNREALIZED       OF                    UNREALIZED
AMORTIZED COST   SECURITIES   FAIR VALUE     LOSSES     SECURITIES   FAIR VALUE     LOSSES     SECURITIES   FAIR VALUE     LOSSES
--------------   ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                     (IN THOUSANDS, EXCEPT NUMBER OF SECURITIES)
95% - 100%           140      $1,313,461   $ (18,621)        45       $245,247    $  (5,339)       185      $1,558,708    $ (23,960)
90% - 95%             20         161,149     (11,401)        18         74,460       (5,809)        38         235,609      (17,210)
80% - 90%             15          74,866     (11,174)        26         91,374      (16,561)        41         166,240      (27,735)
Less than 80%         31         148,356     (72,794)        70        150,624     (106,219)       101         298,980     (179,013)
                     ---      ----------   ---------        ---       --------    ---------        ---      ----------    ---------
   Total             206      $1,697,832   $(113,990)       159       $561,705    $(133,928)       365      $2,259,537    $(247,918)
                     ===      ==========   =========        ===       ========    =========        ===      ==========    =========

The following table summarizes the unrealized losses by ratio of fair value to cost as of December 31, 2007:

                          LESS THAN 12 MONTHS                     12 MONTHS OR MORE                            TOTAL
                 ------------------------------------   ------------------------------------   ------------------------------------
RATIO OF           NUMBER                     GROSS       NUMBER                     GROSS       NUMBER                     GROSS
FAIR VALUE TO        OF                    UNREALIZED       OF                    UNREALIZED       OF                    UNREALIZED
AMORTIZED COST   SECURITIES   FAIR VALUE     LOSSES     SECURITIES   FAIR VALUE     LOSSES     SECURITIES   FAIR VALUE     LOSSES
--------------   ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                     (IN THOUSANDS, EXCEPT NUMBER OF SECURITIES)
95% - 100%           54        $242,284     $ (3,148)       304      $2,489,523    $(27,745)       358      $2,731,807    $(30,893)
90% - 95%            13          96,727       (8,392)        17          41,920      (3,198)        30         138,647     (11,590)
80% - 90%             2          40,419       (5,932)         7          23,197      (4,201)         9          63,616     (10,133)
Less than 80%        --              --           --          7          16,665      (5,996)         7          16,665      (5,996)
                    ---        --------     --------        ---      ----------    ---------       ---      ----------    ---------
   Total             69        $379,430     $(17,472)       335      $2,571,305    $(41,140)       404      $2,950,735    $(58,612)
                    ===        ========     ========        ===      ==========    ========        ===      ==========    ========

As part of ACC's ongoing monitoring process, management determined that a majority of the gross unrealized losses on its Available-for-Sale securities are attributable to changes in interest rates and credit spreads across asset classes. The primary driver of increased unrealized losses during the year was the widening of credit spreads across sectors. A majority of the unrealized losses for the year ended December 31, 2008 related to corporate debt securities and mortgage backed and asset backed securities. In addition, a significant portion of the gross unrealized losses for the year ended December 31, 2008 related to securities that had a fair value to amortized cost ratio of less than 80%, resulting in an overall 90% ratio of fair value to amortized cost for all securities with an unrealized loss. From an overall perspective, the gross unrealized losses were not concentrated in any individual industries or with any individual securities. The securities with a fair value to amortized cost ratio of 80-90% primarily related to the consumer cyclical, real estate investment trusts, and utility industries. The securities with a fair value to cost of less than 80% primarily related to consumer cyclical, basic, and communications industries. The total gross unrealized loss related to the consumer cyclical industry was $6.5 million. The unrealized losses in the other categories are not concentrated in any individual industry or with any individual issuer.

ACC regularly reviews available-for-sale securities for impairments in value considered to be other-than-temporary. Additionally, ACC has the ability and intent to hold these securities for a time sufficient to recover its amortized cost and has, therefore, concluded that none had other-than-temporary impairment at December 31, 2008.

ACC's total mortgage and asset backed exposure at December 31, 2008 was $1.7 billion which included $1.2 billion of residential mortgage backed securities and $267 million of commercial mortgage backed securities. At December 31, 2008, residential mortgage backed securities included $738 million of agency-backed securities, $204 million of Alt-A securities, and $261 million of prime, non-agency securities. With respect to the Alt-A securities, the majority are rated AAA. None of the structures are levered, and the majority of the AAA-rated holdings are "super senior" bonds, meaning they have more collateral support for credit enhancement than required to receive a AAA rating. The prime, non-agency securities are a seasoned portfolio, almost entirely 2005 and earlier production, with the vast majority AAA-rated. With regard to asset backed securities, ACC's exposure at December 31, 2008 was $221 million, which included $66 million of securities backed by sub-prime collateral. These securities are predominately AAA-rated bonds backed by seasoned, traditional, first lien collateral. Holdings include both floating rate and short-duration fixed securities. ACC has no other structured or hedge fund investments with exposure to sub-prime residential mortgages.

The following is a distribution of Available-for-Sale securities by maturity as of December 31, 2008. Cash flows may differ from contractual maturities because issuers may call or prepay obligations.

                                             AMORTIZED COST   FAIR VALUE
                                             --------------   ----------
                                                    (IN THOUSANDS)
Due within one year                            $  839,822     $  828,800
Due after one year through five years             732,863        703,680
Due after five years through 10 years              33,973         25,395
Due in more than 10 years                          26,219         26,381
                                               ----------     ----------
                                                1,632,877      1,584,256
Mortgage and other asset backed securities      1,868,627      1,691,224
Perpetual preferred stocks                         19,612         10,923
                                               ----------     ----------
   Total                                       $3,521,116     $3,286,403
                                               ==========     ==========

Mortgage and other asset backed securities primarily reflect GNMA, FNMA, and FHLMC securities at December 31, 2008 and 2007. The expected payouts on mortgage and other asset backed securities may not coincide with their contractual maturities. As such, these securities, as well as perpetual preferred stock, were not included in the maturities distribution.

At December 31, 2008 and 2007, other than GNMA, FNMA and FHLMC, the only issuers greater than 1% of the fair market value of ACC's total investment portfolio are the following:

                             2008   2007
                             ----   ----
Wells Fargo & Company        1.6%   1.4%
Prudential Financial, Inc.    --%   1.0%

Included in net realized gains and losses are gross realized gains and losses on sales of securities, as well as other-than-temporary impairment losses on investments, classified as Available-for-Sale, determined using the specific identification method, as noted in the following table for the years ended December 31:

                                      2008       2007      2006
                                   ---------   -------   -------
                                           (IN THOUSANDS)
Gross realized gains from sales    $     848   $ 1,427   $ 1,815
Gross realized losses from sales      (5,313)   (1,804)   (3,045)
Other-than-temporary impairments    (114,235)     (455)       --

The $114.2 million of other-than-temporary impairments in 2008 primarily related to credit-related losses in non-agency residential mortgage backed securities and corporate debt securities. The $0.5 million of other-than-temporary impairments in 2007 related to two corporate debt securities.

4. BELOW INVESTMENT GRADE SYNDICATED BANK LOANS AND INVESTMENTS IN FIRST MORTGAGE LOANS ON REAL ESTATE

The carrying amounts of below investment grade syndicated bank loans and first mortgage loans on real estate at December 31 are below:

                                                           2008       2007
                                                         --------   --------
                                                            (IN THOUSANDS)
Below investment grade syndicated bank loans             $222,560   $139,621
First mortgage loans on real estate                       150,743    207,159
Reserve for losses                                        (15,440)    (4,836)
                                                         --------   --------
   Below investment grade syndicated bank loans
      and first mortgage loans on real estate, net       $357,863   $341,944
                                                         ========   ========

Also included in net realized (loss) gain on investments before income taxes for the year ended December 31, 2008 was an increase of $10.6 million to the allowance for loan losses on below investment grade syndicated bank loans and a decrease of $1.7 million to the allowance for loan losses on commercial mortgage loans for the year ended December 31, 2007.

At both December 31, 2008 and 2007, approximately 3% and 5%, respectively, of ACC's invested assets were first mortgage loans on real estate. Concentrations of credit risk of first mortgage loans on real estate by region at December 31 were as follows:

                                       2008   2007
                                       ----   ----
Mortgage loans by U.S. region:
   Atlantic                             29%    30%
   North Central                        25     23
   Mountain                             13     13
   South Central                        13     12
   Pacific                              11     15
   New England                           9      7
                                       ---    ---
Total                                  100%   100%
                                       ===    ===

Concentrations of credit risk of first mortgage loans on real estate by property type at December 31 were as follows:

                                       2008   2007
                                       ----   ----
Mortgage loans by U.S. property type
   Office buildings                     32%    34%
   Apartments                           21     20
   Industrial buildings                 18     19
   Shopping centers and retail          18     18
   Other                                11     9
                                       ---    ---
Total                                  100%   100%
                                       ===    ===

At December 31, 2008 and 2007, ACC had no commitments to fund first mortgage loans on real estate. ACC holds the mortgage document, which gives ACC the right to take possession of the property if the borrower fails to perform according to the terms of the agreements. ACC employs policies and procedures to ensure the creditworthiness of the borrowers and that funds will be available on the funding date. ACC's first mortgage loans on commercial real estate are restricted to 80% or less of the market value of the real estate at the time of the loan funding.

5. CERTIFICATE RESERVES

Reserves maintained on outstanding certificates have been computed in accordance with the provisions of the certificates and Section 28 of the 1940 Act. The average rates of accumulation on certificate reserves at December 31, 2008 were as follows:

                                              RESERVE       AVERAGE GROSS     AVERAGE ADDITIONAL
                                              BALANCE    ACCUMULATION RATES      CREDIT RATES
                                            ----------   ------------------   ------------------
                                                     (IN THOUSANDS, EXCEPT PERCENTAGES)
Installment certificates:
Reserves to mature:
   With guaranteed rates                    $    2,219          3.93%                0.50%
   Without guaranteed rates (a)                 46,065          0.77%                0.77
Additional credits and accrued interest:
   With guaranteed rates                           462          3.33%                  --
   Without guaranteed rates (a)                    675           N/A                  N/A
Advance payments and accrued interest (b)          137          3.45%                  --
Fully paid certificates:
Reserves to mature:
   With guaranteed rates                        52,926          3.37%                0.19%
   Without guaranteed rates (a)              3,923,762          3.49%                3.49
   Equity indexed (c)                          853,729           N/A                  N/A
Additional credits and accrued interest:
   With guaranteed rates                         4,351          3.04%                  --
   Without guaranteed rates (a)                  1,162           N/A                  N/A
Due to unlocated certificate holders               101            --                   --
                                            ----------
Total                                       $4,885,589
                                            ==========

The average rates of accumulation on certificate reserves at December 31, 2007 were as follows:

                                              RESERVE        AVERAGE GROSS       AVERAGE ADDITIONAL
                                              BALANCE    ACCUMULATION RATES(d)     CREDIT RATES(d)
                                            ----------   ---------------------   ------------------
Installment certificates:                              (IN THOUSANDS, EXCEPT PERCENTAGES)
Reserves to mature:
   With guaranteed rates                    $    3,289           3.93%                  0.50%
   Without guaranteed rates (a)                 51,582           1.80%                  1.80
Additional credits and accrued interest:
   With guaranteed rates                           713           3.43%                    --
   Without guaranteed rates (a)                    820            N/A                    N/A
Advance payments and accrued interest (b)          254           3.50%                    --
Fully paid certificates:
Reserves to mature:
   With guaranteed rates                        58,622           3.49%                  0.31%
   Without guaranteed rates (a)              2,639,365           4.39%                  4.39
Equity indexed (c)                             977,253            N/A                    N/A
Additional credits and accrued interest:
   With guaranteed rates                         4,924           3.03%                    --
   Without guaranteed rates (a)                 20,605            N/A                    N/A
Due to unlocated certificate holders                67             --                     --
                                            ----------
Total                                       $3,757,494
                                            ==========

N/A Not Applicable.

(a) There is no minimum rate of accrual on these reserves. Interest is declared periodically, quarterly, or annually in accordance with the terms of the separate series of certificates.

(b) Certain series of installment certificates guarantee accrual of interest on advance payments at an average of 3.26%. ACC's rate of accrual is currently set at 4%, which is in effect through April 2010.

(c) Ameriprise Stock Market Certificate and Ameriprise Market Strategy Certificate enable the certificate owner to participate in any relative rise in a major stock market index up to a cap without risking loss of principal. Generally the certificates have a term of 52 weeks and may continue for up to 20 years. The reserve balances on these certificates at December 31, 2008 and 2007 were $0.9 billion and $1.1 billion, respectively.

(d) Rates at December 31, 2007 have been updated to reflect a change in methodology.

On certain series of single payment certificates, additional interest is pre-declared for periods greater than one year. The retained earnings appropriated for the pre-declared additional interest at December 31, 2008 and 2007 was $0.1 million and $0.9 million, respectively, which reflects the difference between certificate reserves on these series, calculated on a statutory basis, and the reserves maintained per books.

The carrying amounts of net certificate reserves at December 31, 2008 and 2007 consisted of the following:

                                             2008         2007
                                          ----------   ----------
                                               (IN THOUSANDS)
Reserves with terms of one year or less   $4,580,682   $3,395,998
Other                                        304,907      361,496
                                          ----------   ----------
Total certificate reserves                 4,885,589    3,757,494
                                          ----------   ----------
Unapplied certificate transactions             1,331          226
Certificate loans and accrued interest        (6,681)      (8,025)
                                          ----------   ----------
Total                                     $4,880,239   $3,749,695
                                          ==========   ==========

6. DIVIDEND RESTRICTION

Certain series of installment certificates outstanding provide that cash dividends may be paid by ACC only in calendar years for which additional credits of at least one-half of 1% on such series of certificates have been authorized by ACC. This restriction has been satisfied for 2008 and 2007 by ACC's declaration of additional credits.

ACC is required to maintain cash and "qualified assets" meeting the standards of
Section 28(b) of the 1940 Act, as modified by an order of the SEC. The amortized cost of such investments must be at least equal to ACC's net liabilities on all outstanding face-amount certificates plus $250,000. ACC's qualified assets consist of cash equivalents, below investment grade syndicated bank loans and first mortgage loans on real estate, U.S. government and government agency securities, municipal bonds, corporate bonds, preferred stocks and other securities meeting specified standards. So long as ACC wishes to rely on the SEC order, as a condition to the order, ACC has agreed to maintain an amount of unappropriated retained earnings and capital equal to at least 5% of certificate reserves (less outstanding certificate loans). To the extent that payment of a dividend would decrease the capital ratio below the required 5%, payment of a dividend would be restricted. In determining compliance with this condition, qualified assets are valued in accordance with the provisions of Minnesota Statutes where such provisions are applicable.

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

On December 31, 2008, Ameriprise Financial infused $35.0 million of capital in anticipation of the recognition of other-than-temporary impairments on ACC's investment securities. The evaluation of ACC's December 31, 2008 other-than-temporary impairments was not completed until January 2009. Upon finalizing the impact of other-than-temporary impairments, ACC's capital ratio dropped to 4.61% and 4.97% per the Minnesota Department of Commerce and SEC capital requirements, respectively. Ameriprise Financial promptly infused an additional $25.0 million of capital on January 20, 2009, bringing capital back above the 5% requirement. Ameriprise Financial and ACC entered into a Capital Support Agreement on March 2, 2009, pursuant to which Ameriprise Financial agrees to commit such capital to ACC as is necessary to satisfy applicable minimum capital requirements, up to a maximum commitment of $115 million.

7. RELATED PARTY TRANSACTIONS

DISTRIBUTION SERVICES

Fees payable to AFSI on sales of ACC's certificates are based upon terms of agreements giving AFSI the right to distribute the certificates covered under the agreements. The agreements provide for payment of fees over a period of time.

From time to time, ACC may sponsor or participate in sales promotions involving one or more of the certificates and their respective terms. These promotions may offer a special interest rate to attract new clients or retain existing clients. To cover the cost of these promotions, distribution fees paid to AFSI may be lowered. ACC sponsored a sales promotion from August 30, 2006 through January 2, 2007 on the 7 and 13-month Flexible Savings Certificate. During this promotion, the distribution fee on 7-month Flexible Savings Certificates was 0.08% of the initial payment and 0.08% of the reserves maintained for these certificates at the beginning of the second and subsequent quarters after issuance. The distribution fee on the 13 month term was 0.032% of the initial payment and 0.032% of the reserves maintained for these certificates at the beginning of the second and subsequent quarters after issuance. Since January 2, 2007, ACC has continuously offered 7 and 13 month Flexible Savings Certificates. From April 9, 2008 through December 2, 2008, the client interest rates on these two certificates were set at promotional levels.

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

INVESTMENT ADVISORY, JOINT FACILITIES AND TECHNOLOGY SUPPORT

Effective December 31, 2006, the investment advisory and services agreement with RiverSource Investments, LLC, provides for a graduated scale of fees equal on an annual basis to 0.350% on the first $250 million of total book value of investments of ACC, 0.300% on the next $250 million, 0.250% on the next $500 million and 0.200% on the amount in excess of $1 billion. The fee is payable monthly in an amount equal to one-twelfth of each of the percentages set forth above. Net invested assets for purposes of this computation are cash equivalents, accounts receivable for interest and dividends and securities sold, accounts payable for invested assets purchased, securities available-for-sale (including any segregated assets), trading securities, purchased equity index options, written equity index options and mortgages.

The fee paid to RiverSource Investments, LLC, for managing and servicing bank loans is equal to 0.35%. The fee is payable monthly and is equal to one-twelfth of 0.35%, computed each month on the basis of book value of the loans as of the close of business on the last full business day of the preceding month.

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

8. INCOME TAXES

(Benefits) provisions for income taxes were:

                                         2008       2007       2006
                                       --------   --------   --------
CURRENT INCOME TAX:
   Federal                             $ (9,284)  $(22,829)  $ 21,111
   State and local                           68       (591)     1,542
                                       --------   --------   --------
      Total current income tax           (9,216)   (23,420)    22,653
                                       --------   --------   --------
DEFERRED INCOME TAX:
   Federal                              (34,060)    21,998    (12,486)
   State and local                          914        825     (1,828)
                                       --------   --------   --------
      Total deferred income tax         (33,146)    22,823    (14,314)
                                       --------   --------   --------
TOTAL INCOME TAX (BENEFIT) PROVISION   $(42,362)  $   (597)  $  8,339
                                       ========   ========   ========

The principal reasons that the aggregate income tax provision is different from that computed by using the U.S. statutory rate of 35% are as follows:

                                  2008    2007    2006
                                  ----   ------   ----
Tax at U.S. statutory rate        35.0%    35.0%  35.0%
Dividend exclusion                 0.3    (52.2)  (1.2)
State income tax, net             (0.8)    60.5   (3.4)
Taxes applicable to prior years   (0.6)  (125.3)   4.1
                                  ----   ------   ----
Income tax provision (benefit)    33.9%   (82.0)% 34.5%
                                  ====   ======   ====

ACC's effective tax rate was 33.9% for the year ended December 31, 2008 compared to (82.0)% for the year ended December 31, 2007. The effective tax rate for the year ended December 31, 2007 reflects the impact of a $0.9 million tax benefit related to the settlement of taxes for capital losses in prior years and the level of current year tax advantaged items relative to the level of pretax income.

Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for GAAP reporting versus income tax return purposes. The significant components of deferred tax assets and liabilities at December 31, 2008 and 2007 were as follows:

                                                       2008       2007
                                                     --------   -------
                                                       (IN THOUSANDS)
Deferred income tax assets:
   Certificate reserves                              $  1,658   $ 4,454
   Investments, including bond discounts and
      premiums                                         52,239    16,132
   Investment unrealized losses, net                   82,270    19,666
   Other                                                   83       206
                                                     --------   -------
Total deferred income tax assets                      136,250    40,458
                                                     --------   -------
Deferred income tax liabilities:
   Other                                                   78        24
                                                     --------   -------
Net deferred income tax assets                       $136,172   $40,434
                                                     ========   =======

ACC is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains. Consideration is given to, among other things in making this determination, a) future taxable income exclusive of reversing temporary differences and carryforwards, b) future reversals of existing taxable temporary differences, c) taxable income in prior carryback years, and d) tax planning strategies. In the opinion of management, it is more likely than not that ACC will realize the benefit of the deferred tax assets and, therefore, no such valuation allowance has been established.

Effective January 1, 2007, ACC adopted the provisions of FIN 48, which did not have an effect on ACC's Balance Sheets or Statements of Operations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

                                                               (IN THOUSANDS)
                                                               --------------
Balance at December 31, 2007                                       $3,969
Additions based on tax positions related to the current year           --
Additions for tax positions of prior years                            467
Reductions for tax positions of prior years                            --
Settlements                                                            --
                                                                   ------
Balance at December 31, 2008                                       $4,436
                                                                   ======

If recognized, approximately $1.2 million and $0.8 million, net of federal tax benefits, of the unrecognized tax benefits as of December 31, 2008 and 2007, respectively, would affect the effective tax rate.

ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized interest and penalties of $0.2 million for the year ended December 31, 2008. ACC had $1.2 million and $1.0 million for the payment of interest and penalties accrued at December 31, 2008 and 2007, respectively.

It is not expected that the total amounts of unrecognized tax benefits will change materially in the next 12 months.

ACC files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, ACC is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 1997. In the fourth quarter of 2008, the Internal Revenue Service ("IRS") commenced an examination of ACC's U.S. income tax returns for 2005 through 2007. The IRS, as part of the overall examination of the American Express Company consolidated return, completed its field examination of ACC's U.S. income tax returns for 1997 through 2002 during 2008. However, for federal income tax purposes these years continue to remain open as a consequence of certain issues under appeal. The IRS continued its examination of 2003 through 2004 which is expected to be completed during 2009. ACC's state income tax returns are currently under examination by various jurisdictions for years ranging from 1998 through 2006.

9. DERIVATIVE INSTRUMENTS

ACC maintains an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate and equity market volatility. ACC may enter into interest rate swaps to manage interest rate sensitivity and currently enters into options and futures contracts to mitigate the negative effect on earnings that would result from an increase in the equity markets. ACC did not hold any interest rate swaps at December 31, 2008. ACC did not reclassify any net pretax gains or losses for the years ended December 31, 2008, 2007 and 2006, respectively. For the years ended December 31, 2008, 2007 and 2006, ACC recognized no losses on the derivatives as a result of ineffectiveness.

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

Derivative instruments are carried at fair value within other qualified assets or other liabilities. The fair value of the derivative instruments are determined using either market quotes or valuation models that are based upon the net present value of estimated future cash flows and incorporate current market data inputs.

The options and futures contracts do not receive special hedge accounting under SFAS No. 133 ("Accounting for Derivative Instruments and Hedging Activities"). As such, any changes in the fair value of the contracts are taken through earnings. The fair value of the embedded derivatives is reflected in certificate reserves. Gains (losses) on options and futures and changes in fair values of embedded derivative instruments are reflected in provision for certificate reserves, additional credits/interest authorized by ACC, on the Statements of Operations.

By using derivative instruments, ACC is exposed to credit and market risk. Credit risk is the possibility that the counterparty will not fulfill the terms of the contract. ACC monitors credit risk related to derivative instruments through established approval procedures, including setting concentration limits by counterparty, reviewing credit ratings and requiring collateral where appropriate.

Market risk is the possibility that the value of the derivative instrument will change due to fluctuations in a factor from which the instrument derives its value, primarily an interest rate or a major stock market index. ACC manages the market risk associated with interest rate contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken. ACC primarily uses derivatives to manage risk and, therefore, cash flow and income effects of such derivatives generally offset effects of the underlying certificate product reserves.

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

Investments in Unaffiliated Issuers (Available-for-Sale Securities and Trading Securities)

When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from nationally-recognized pricing services, broker quotes, or other model-based valuation techniques such as the present value of cash flows. Level 1 securities include U.S. Treasuries. Level 2 securities include agency mortgage backed securities and certain non-agency mortgage backed securities, asset backed securities, municipal and corporate bonds and U.S. agency securities. Level 3 securities include certain non-agency mortgage backed securities and corporate bonds.

Through ACC's own experience transacting in the marketplace and through discussions with its pricing vendors, ACC believes that the market for certain non-agency residential mortgage backed securities is inactive. Indicators of inactive markets include: pricing services' reliance on brokers or discounted cash flow analyses to provide prices, an increase in the disparity between prices provided by different pricing services for the same security, unreasonably large bid-offer spreads and a significant decrease in the volume of trades relative to historical levels. In certain cases, this market inactivity has resulted in ACC applying valuation techniques that rely more on an income approach (discounted cash flows using market rates) than on a market approach (prices from pricing services). ACC considers market observable yields for other asset classes it considers to be of similar risk which includes nonperformance and liquidity for individual securities to set the discount rate for applying the income approach to certain non-agency residential mortgage backed securities.

At the beginning of the fourth quarter of 2008, $319.9 million of prime non-agency residential mortgage backed securities were transferred from Level 2 to Level 3 of the fair value hierarchy because management believes the market for these prime quality assets is now inactive. The loss recognized on these assets during the fourth quarter of 2008 was $24.5 million, of which $2.7 million was included in investment income and $21.8 million was included in other comprehensive loss.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

                                                   DECEMBER 31, 2008
                                     --------------------------------------------
                                     LEVEL 1     LEVEL 2     LEVEL 3      TOTAL
                                     -------   ----------   --------   ----------
                                                    (IN THOUSANDS)
Assets
   Cash equivalents                    $ --    $1,164,484   $     --   $1,164,484
   Available-for-Sale securities        458     2,719,507    566,438    3,286,403
   Trading securities                    --        16,618         --       16,618
   Equity index options, purchased       --        23,693         --       23,693
                                       ----    ----------   --------   ----------
Total assets at fair value             $458    $3,924,302   $566,438   $4,491,198
                                       ====    ==========   ========   ==========
Liabilities
   Certificate reserves                $ --    $    5,007   $     --   $    5,007
   Equity index options, written         --        18,681         --       18,681
                                       ----    ----------   --------   ----------
Total liabilities at fair value        $ --    $   23,688   $     --   $   23,688
                                       ====    ==========   ========   ==========

The following table provides a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the year ended December 31, 2008:

                                                        YEAR ENDED
                                                       DECEMBER 31,
                                                           2008
                                                      --------------
                                                      (IN THOUSANDS)
AVAILABLE-FOR-SALE SECURITIES
Balance, January 1                                     $470,040
   Total losses included in:
      Net loss                                          (91,283)(1)
      Other comprehensive loss                          (97,403)
   Purchases, sales, issuances and settlements, net     (34,854)
   Transfers into Level 3                               319,938(3)
                                                       --------
Balance, December 31                                   $566,438
                                                       ========
Change in unrealized losses included in net loss
   relating to assets held at December 31              $(91,315)(2)
                                                       ========

(1) Represents a $97,857 loss included in net realized investment losses before income taxes and $6,574 income included in investment income.

(2) Represents a $97,857 loss included in net realized investment losses before income taxes and $6,542 income included in investment income.

(3) Represents prime non-agency residential mortgage backed securities previously classified as Level 2 for which management believes market for these prime quality assets is now inactive.

During the reporting period, there were no material assets or liabilities measured at fair value on a nonrecurring basis.

The following table provides the carrying value and the estimated fair value of financial instruments that are not reported at fair value as of December 31, 2008 and 2007. All other financial instruments that are reported at fair value have been included above in the table with balances of assets and liabilities measured at fair value on a recurring basis.

                                            DECEMBER 31, 2008         DECEMBER 31, 2007
                                         -----------------------   -----------------------
                                          CARRYING       FAIR       CARRYING       FAIR
                                            VALUE        VALUE        VALUE        VALUE
                                         ----------   ----------   ----------   ----------
                                                           (IN THOUSANDS)
FINANCIAL ASSETS
   Investments in unaffiliated issuers   $  364,464   $  296,002   $  349,867   $  341,925
FINANCIAL LIABILITIES
   Certificate reserves                  $4,880,582   $5,009,677   $3,725,347   $3,747,242

Investments in unaffiliated issuers

The fair value of commercial mortgage loans, except those with significant credit deterioration, has been determined by discounting contractual cash flows using discount rates that reflect current pricing for loans with similar remaining maturities and characteristics including loan-to-value ratio, occupancy rate, refinance risk, debt-service coverage, location, and property condition. For commercial mortgage loans with significant credit deterioration, fair value is determined using the same adjustments as above with an additional adjustment for ACC's estimate of the amount recoverable on the loan.

Below investment grade syndicated bank loans fair value is determined using broker quotes from dealers or if broker quotes are not available, fair value is based on assumptions including rating, industry and amortization schedule.

Certificate reserves

The fair value of investment certificate reserves is determined by discounting cash flows using discount rates that reflect current pricing for assets with similar terms and characteristics, with adjustments for early withdrawal behavior, penalty fees, expense margin and ACC's non-performance risk specific to these liabilities.

AMERIPRISE CERTIFICATE COMPANY                                        SCHEDULE 1
INVESTMENTS OF SECURITIES IN UNAFFILIATED ISSUERS
AT DECEMBER 31, 2008

                                                                    BAL HELD AT 12/31/2008                    VALUE AT
                                                                    PRINCIPAL AMT OF BONDS        COST       12/31/2008
ISSUER NAME AND ISSUER TITLE                                        & NOTES OR # OF SHARES   (NOTES A & C)    (NOTE A)
-------------------------------------------------                   ----------------------   -------------   ----------
BONDS AND NOTES
U.S. GOVERNMENT-DIRECT OBLIGATIONS
FANNIE MAE                                          2012   4.450%              4,513               4,513         4,609
UNITED STATES TREASURY                              2028   5.250%                200                 216           264
UNITED STATES TREASURY                              2014   4.750%                165                 170           194
TOTAL - U.S. GOVERNMENT                                                        4,878               4,899         5,067
MORTGAGE BACKED SECURITIES
AESOP_05-4                                          2010   4.400%             18,000              17,998        15,464(d)
AMCAR_06-RM                                         2011   5.420%              7,433               7,328         6,892
AMCAR_07-AX                                         2011   5.190%              9,913               9,831         9,701
AMCAR_07-DF                                         2012   5.490%             15,000              14,971        13,948
ARMT_2004-2                                         2035   5.234%              2,541               2,576         1,504
BAA_2003-1                                          2033   5.000%              2,605               2,618         2,279
BACM_03-1                                           2036   3.878%              6,026               6,006         5,753
BACM_2004-5                                         2041   4.176%             11,101              11,095        10,785
BAFC_05-G                                           2035   5.240%             13,722              12,878         8,695
BALL_01-FM                                          2016   6.119%              1,580               1,580         1,557(d)
BANC OF AMERICA FUNDING CORP B                      2035   5.334%              6,171               6,211         3,718
BANK OF AMERICA MORTGAGE SECUR                      2033   5.511%             10,760              10,716         8,449
BEAR STEARNS ALT-A TRUST BALTA                      2035   4.648%              7,398               7,383         4,075
BEAR STEARNS ALT-A TRUST BALTA                      2035   5.299%              4,227               4,247         1,550
BOAMS_04-B                                          2034   4.064%              6,478               6,458         3,165
BOAMS_04-F_2A6                                      2034   4.148%             10,000               9,950         9,351
BOAMS_04G                                           2034   4.649%              6,558               6,445         3,559
BOAMS_06-B                                          2046   6.096%              5,957               5,440         3,706
BOAMS_2004-E                                        2034   4.110%             15,000              14,905         8,374
BOAMS_2004-E                                        2034   4.231%              5,168               4,959         2,565
BOAMS_2004-H                                        2034   4.683%              3,463               3,424         1,622
BSCMS_03-TOP10                                      2040   4.000%              3,783               3,788         3,409
BSCMS_07-PW16                                       2040   5.593%             19,108              17,631        17,669
BSCMS_2004-PWR5                                     2042   4.254%              6,376               6,378         6,135
BSMF_06-AR5                                         2046   0.681%             15,283               5,129         5,129
BVMBS_05-1                                          2035   4.475%              9,808               9,778         7,906
CARAT_07-1SN                                        2011   1.295%             15,000              14,785        14,175
CARAT_2004-2                                        2009   3.920%              8,720               8,702         8,685
CDCSC_02-FX1                                        2019   5.252%              3,369               3,370         3,311
CDTIM_05-1A                                         2017   4.670%              1,959               1,959         1,443(d)
CENTEX HOME EQUITY CHECK_03-A                       2031   3.750%              1,707               1,698         1,105
CFLX_07-M1                                          2037   0.621%             32,582              29,901        22,902
CMLTI_05-3                                          2035   4.685%              6,609               6,575         4,204
COMM_04-LNB3                                        2037   4.713%              6,171               6,166         6,068
COUNTRYWIDE HOME LOANS CWHL_05                      2036   5.281%              1,089                 724           724
CPS AUTO TRUST CPS_07-A                             2010   5.270%              3,833               3,818         3,746(d)
CPS AUTO TRUST CPS_08-A                             2013   6.480%             10,000               9,549         7,217(d)
CROWN CASTLE TOWERS LLC CCI_05                      2035   1.575%             15,000              14,663        13,150(d)
CSFBMSC_04-C2                                       2036   3.819%              4,941               4,863         4,558
CWALT_05-24                                         2035   3.789%              4,640               4,686         2,580
CWALT_05-27                                         2035   3.923%              6,157               6,216         3,442
CWALT_06-OA19                                       2047   0.757%             18,862               5,536         5,536
CWALT_06-OC8                                        2036   0.581%             15,600              15,591        14,524
CWA_2004-33                                         2034   5.208%              1,274               1,285           891
CWA_2004-J7                                         2034   4.673%                200                 200           200
CWHEL_04-K                                          2034   1.495%                849                 851           373
CWHL_04-12                                          2034   4.725%              5,251               2,218         2,218
CWHL_05-HYB7                                        2035   5.707%             15,068               8,977         8,977
DB MASTER FINANCE DBMF_06-1                         2031   5.779%             15,000              13,918        11,129(d)
DBALT_07-AR1                                        2047   0.631%             22,051              10,717        10,717
DBALT_07-OA1                                        2047   0.621%              7,191               7,191         3,619
DEUTSCHE ALT-A SECURITIES INC                       2037   0.641%             24,300              12,261        12,261
EQUITY ONE EQABS_2004-3                             2034   5.100%              8,046               8,120         6,375
FANNIE MAE                                          2019   6.075%              6,611               6,709         6,969
FANNIE MAE 036225                                   2016   9.000%                  7                   7             8
FANNIE MAE 050973                                   2009   6.000%                 13                  13            13
FANNIE MAE 070007                                   2017   4.478%                 96                  96            94
FANNIE MAE 070117                                   2017   4.709%                 26                  26            25
FANNIE MAE 088879                                   2019   6.662%                234                 236           238

FANNIE MAE 089125                                   2019   4.713%                292                 295           291
FANNIE MAE 105989                                   2020   5.847%                109                 112           113
FANNIE MAE 190726                                   2033   4.951%                533                 544           538
FANNIE MAE 249907                                   2024   5.750%                417                 423           410
FANNIE MAE 250670                                   2011   7.000%                105                 105           107
FANNIE MAE 250671                                   2011   7.500%                288                 287           296
FANNIE MAE 250857                                   2012   7.000%                242                 242           249
FANNIE MAE 252259                                   2014   5.500%                 27                  27            28
FANNIE MAE 252344                                   2014   5.500%              1,974               1,940         2,022
FANNIE MAE 252381                                   2014   5.500%              1,918               1,883         1,995
FANNIE MAE 254508                                   2012   5.000%              4,634               4,685         4,755
FANNIE MAE 254584                                   2012   5.000%              7,497               7,559         7,694
FANNIE MAE 254586                                   2013   5.000%             11,988              12,142        12,308
FANNIE MAE 254590                                   2018   5.000%             14,360              14,443        14,869
FANNIE MAE 254591                                   2018   5.500%              7,345               7,546         7,604
FANNIE MAE 254663                                   2013   5.000%              1,691               1,705         1,737
FANNIE MAE 254720                                   2018   4.500%             42,706              42,847        44,115
FANNIE MAE 303259                                   2025   4.795%                410                 419           404
FANNIE MAE 303445                                   2009   5.500%                 22                  22            23
FANNIE MAE 303970                                   2024   6.000%              2,066               2,040         2,134
FANNIE MAE 313042                                   2011   7.000%                174                 174           177
FANNIE MAE 313561                                   2012   8.000%                280                 282           294
FANNIE MAE 323290                                   2013   6.000%                 60                  60            63
FANNIE MAE 323748                                   2014   6.500%              1,091               1,073         1,134
FANNIE MAE 323833                                   2014   6.000%                545                 541           569
FANNIE MAE 367005                                   2012   7.000%                196                 195           203
FANNIE MAE 509806                                   2014   6.500%                473                 469           492
FANNIE MAE 545249                                   2016   5.500%              4,143               4,152         4,297
FANNIE MAE 545303                                   2016   5.000%              5,997               5,928         6,221
FANNIE MAE 545492                                   2022   5.500%              1,935               1,917         1,995
FANNIE MAE 545679                                   2022   5.500%              4,611               4,501         4,755
FANNIE MAE 545786                                   2032   5.493%              1,383               1,387         1,417
FANNIE MAE 555724                                   2018   4.500%              6,373               6,344         6,555
FANNIE MAE 566074                                   2031   4.237%                784                 783           762
FANNIE MAE 584507                                   2031   3.711%                591                 589           582
FANNIE MAE 584829                                   2016   6.000%              1,079               1,071         1,124
FANNIE MAE 585743                                   2016   5.500%              3,758               3,769         3,897
FANNIE MAE 616220                                   2016   5.000%              3,720               3,662         3,858
FANNIE MAE 617270                                   2017   5.000%              4,076               4,033         4,228
FANNIE MAE 620293                                   2032   3.525%              1,007               1,003           999
FANNIE MAE 622462                                   2016   5.500%              3,401               3,366         3,528
FANNIE MAE 623866                                   2017   5.000%              5,042               5,027         5,230
FANNIE MAE 625943                                   2017   5.000%              7,057               7,037         7,307
FANNIE MAE 651629                                   2032   5.186%                904                 902           911
FANNIE MAE 653342                                   2032   5.150%                179                 180           178
FANNIE MAE 654158                                   2032   4.876%              1,250               1,248         1,260
FANNIE MAE 654195                                   2032   4.933%              2,828               2,828         2,874
FANNIE MAE 655646                                   2032   5.777%                887                 884           895
FANNIE MAE 655798                                   2032   5.189%              2,513               2,505         2,530
FANNIE MAE 661349                                   2032   5.406%                759                 757           748
FANNIE MAE 661501                                   2032   5.027%                629                 629           631
FANNIE MAE 661744                                   2032   5.337%              1,482               1,479         1,467
FANNIE MAE 664521                                   2032   5.111%                990                 989           995
FANNIE MAE 664750                                   2032   4.960%                977                 974           979
FANNIE MAE 670731                                   2032   5.334%              3,572               3,585         3,670
FANNIE MAE 670779                                   2032   5.133%              4,468               4,481         4,584
FANNIE MAE 670890                                   2032   4.692%              3,475               3,473         3,520
FANNIE MAE 670912                                   2032   5.068%              4,090               4,093         4,294
FANNIE MAE 670947                                   2032   4.690%              3,830               3,821         3,879
FANNIE MAE 685479                                   2018   4.500%             15,284              15,355        15,721
FANNIE MAE 694852                                   2033   4.918%              3,547               3,608         3,594
FANNIE MAE 701161                                   2018   4.500%              8,768               8,813         9,019
FANNIE MAE 701269                                   2018   4.500%             11,859              11,915        12,198
FANNIE MAE 704592                                   2018   5.000%              6,039               6,200         6,234
FANNIE MAE 708635                                   2018   5.000%              4,264               4,376         4,401
FANNIE MAE 708646                                   2018   4.500%              6,202               6,213         6,380
FANNIE MAE 722779                                   2033   4.398%              9,791               9,809        10,143
FANNIE MAE 725558                                   2034   4.578%              2,944               2,917         2,966
FANNIE MAE 725694                                   2034   4.756%              4,328               4,243         4,424
FANNIE MAE 725719                                   2033   4.848%              6,770               6,742         6,808
FANNIE MAE 733525                                   2033   3.941%              9,453               9,085         9,351
FANNIE MAE 739194                                   2033   5.029%              2,087               2,092         2,115
FANNIE MAE 743256                                   2033   4.540%              7,217               7,117         7,257
FANNIE MAE 743856                                   2033   4.747%              1,905               1,907         1,925

FANNIE MAE 758873                                   2033   4.454%              4,717               4,665         4,730
FANNIE MAE 774968                                   2034   4.779%              2,846               2,878         2,865
FANNIE MAE 794787                                   2034   5.146%              6,580               6,664         6,662
FANNIE MAE 799733                                   2034   5.077%              3,814               3,880         3,874
FANNIE MAE 801917                                   2034   4.977%              7,777               7,815         7,896
FANNIE MAE 804561                                   2034   4.466%              3,977               3,986         3,885
FANNIE MAE 807219                                   2035   4.307%             12,748              12,870        12,734
FANNIE MAE 809532                                   2035   4.909%              5,921               5,964         5,956
FANNIE MAE 834552                                   2035   4.899%              6,704               6,743         6,771
FANNIE MAE FNMA_03-28                               2022   5.000%              4,854               4,904         4,913
FANNIE MAE FNMA_05-40                               2030   5.000%              7,455               7,465         7,608
FANNIE MAE FNMA_99-8                                2014   6.000%              1,922               1,911         1,974
FHAMS_04-AA7                                        2035   5.073%              1,890               1,904         1,188
FHAMS_05-AA2                                        2035   4.916%              3,185               3,246         1,895
FHAMS_05-AA3                                        2035   5.352%              8,406               8,486         4,722
FHAT_2004-A4                                        2034   5.387%              3,038               3,083         1,682
FHLMC_2382                                          2030   5.500%              1,964               1,951         1,990
FHLMC_2478                                          2021   5.250%              1,738               1,735         1,747
FHLMC_2619                                          2022   5.000%             12,258              12,425        12,592
FHLMC_2835                                          2032   4.500%              8,494               8,483         8,646
FHLMC_2872                                          2022   4.500%              8,647               8,651         8,819
FHLMC_2901                                          2033   4.500%              3,131               3,128         3,169
FHLMC_2907                                          2019   4.500%              4,943               4,939         5,018
FMGT_03-T5                                          2013   4.055%              4,331               4,331         4,460
FNMA_03-18                                          2043   4.610%                449                 448           448
FNMA_04-81                                          2020   4.350%              8,038               8,035         8,148
FNMA_04-89                                          2022   4.500%              7,000               6,967         7,126
FREDDIE MAC 1B0183                                  2031   5.163%                934                 928           942
FREDDIE MAC 350190                                  2022   5.125%                 79                  81            78
FREDDIE MAC 405014                                  2019   5.376%                 81                  81            81
FREDDIE MAC 405092                                  2019   4.807%                108                 107           108
FREDDIE MAC 405185                                  2018   5.667%                202                 201           204
FREDDIE MAC 405243                                  2019   5.135%                 92                  92            92
FREDDIE MAC 405360                                  2019   5.486%                 40                  40            40
FREDDIE MAC 405437                                  2019   5.150%                 92                  91            92
FREDDIE MAC 405615                                  2019   4.564%                 87                  87            86
FREDDIE MAC 605041                                  2019   5.017%                 21                  21            21
FREDDIE MAC 605048                                  2018   4.876%                106                 106           106
FREDDIE MAC 605432                                  2017   4.468%                112                 112           112
FREDDIE MAC 605433                                  2017   4.891%                148                 148           148
FREDDIE MAC 605454                                  2017   4.791%                266                 265           266
FREDDIE MAC 606024                                  2019   4.748%                108                 107           107
FREDDIE MAC 606025                                  2019   4.575%                437                 437           434
FREDDIE MAC 630074                                  2018   5.750%                  3                   3             3
FREDDIE MAC 780514                                  2033   5.005%              8,394               8,602         8,481
FREDDIE MAC 780845                                  2033   4.527%              4,821               4,688         4,816
FREDDIE MAC 780903                                  2033   4.525%              4,725               4,680         4,745
FREDDIE MAC 781884                                  2034   5.141%             29,764              30,111        30,122
FREDDIE MAC 785363                                  2025   6.154%                243                 244           241
FREDDIE MAC 785619                                  2026   5.250%                 85                  85            84
FREDDIE MAC 788941                                  2031   5.099%                244                 240           243
FREDDIE MAC 840031                                  2019   5.125%                 10                  10            10
FREDDIE MAC 840035                                  2019   5.029%                 86                  86            85
FREDDIE MAC 840036                                  2019   5.125%                 41                  41            41
FREDDIE MAC 840072                                  2019   4.960%                 91                  91            89
FREDDIE MAC 845154                                  2022   5.110%                102                 104           101
FREDDIE MAC 845523                                  2023   5.066%                 87                  90            86
FREDDIE MAC 845654                                  2024   5.432%                367                 369           360
FREDDIE MAC 845730                                  2023   5.241%                654                 667           650
FREDDIE MAC 845733                                  2024   5.248%                481                 486           480
FREDDIE MAC 846072                                  2029   5.336%                197                 202           197
FREDDIE MAC 846107                                  2025   6.228%                113                 115           114
FREDDIE MAC 865008                                  2018   4.888%                378                 380           391
FREDDIE MAC FHLMC_2542                              2022   5.500%              7,416               7,557         7,593
FREDDIE MAC FHLMC_2548                              2022   5.500%             18,700              18,920        19,153
FREDDIE MAC FHLMC_2550                              2022   5.500%              5,742               5,828         5,885
FREDDIE MAC FHLMC_2556                              2022   5.500%             21,706              21,984        22,165
FREDDIE MAC FHLMC_2558                              2022   5.500%              7,367               7,463         7,547
FREDDIE MAC FHLMC_2574                              2022   5.000%              5,804               5,898         5,871
FREDDIE MAC FHLMC_2586                              2023   5.500%              7,458               7,623         7,643
FREDDIE MAC FHLMC_2595                              2022   5.500%             47,503              48,253        48,578
FREDDIE MAC FHLMC_2597                              2022   5.500%             21,511              21,894        22,025
FREDDIE MAC FHLMC_2603                              2022   5.500%             15,894              16,118        16,213
FREDDIE MAC FHLMC_2770                              2032   3.750%              6,791               6,769         6,831

FREDDIE MAC FHR_2931-QA                             2015   4.500%              4,253               4,258         4,277
FREDDIE MAC GOLD C90581                             2022   5.500%              2,447               2,430         2,521
FREDDIE MAC GOLD C90582                             2022   5.500%              1,507               1,497         1,552
FREDDIE MAC GOLD E00383                             2010   7.000%                163                 163           167
FREDDIE MAC GOLD E00388                             2010   7.000%                108                 107           111
FREDDIE MAC GOLD E01140                             2017   6.000%              5,664               5,820         5,863
FREDDIE MAC GOLD E76761                             2014   6.500%                754                 745           776
FREDDIE MAC GOLD E77557                             2014   6.500%                 65                  64            68
FREDDIE MAC GOLD E90153                             2017   6.000%              1,195               1,234         1,239
FREDDIE MAC GOLD E90154                             2017   6.000%              2,889               2,985         2,996
FREDDIE MAC GOLD E91041                             2017   5.000%              5,486               5,490         5,680
FREDDIE MAC GOLD E91491                             2012   5.000%              1,836               1,857         1,885
FREDDIE MAC GOLD E93341                             2012   5.000%              6,585               6,699         6,767
FREDDIE MAC GOLD E95403                             2018   5.000%              4,774               4,903         4,944
FREDDIE MAC GOLD E95556                             2013   4.500%              2,286               2,328         2,337
FREDDIE MAC GOLD E95562                             2013   4.500%              4,359               4,435         4,457
FREDDIE MAC GOLD E95671                             2018   5.000%              6,342               6,503         6,546
FREDDIE MAC GOLD E96172                             2013   4.500%             13,551              13,810        13,702
FREDDIE MAC GOLD G10364                             2010   7.000%                 86                  86            87
FREDDIE MAC GOLD G10949                             2014   6.500%                553                 547           569
FREDDIE MAC GOLD G11004                             2015   7.000%                186                 185           193
FREDDIE MAC GOLD G11193                             2016   5.000%              3,453               3,413         3,582
FREDDIE MAC GOLD G11298                             2017   5.000%              4,904               4,909         5,077
FREDDIE MAC GOLD G30227                             2023   5.500%              6,410               6,635         6,596
GCCF_03-C2                                          2036   4.022%              2,344               2,350         2,272
GECCMC_04-C2                                        2040   4.119%             12,700              12,649        12,155
GMACCMSI_2004-C3                                    2041   4.207%              8,000               8,005         7,702
GMHE_2004-AR2                                       2034   4.372%              4,327               4,340         3,185
GMHE_2004-AR2                                       2034   5.217%              7,243               7,257         6,871
GNMA II 008157                                      2023   5.375%                278                 282           276
GNMA II 008206                                      2017   5.375%                131                 130           132
GNMA II 008240                                      2017   4.625%                 69                  68            69
GNMA II 008251                                      2017   4.625%                  6                   5             6
GNMA II 008274                                      2017   5.125%                238                 235           238
GNMA II 008283                                      2017   5.125%                 25                  25            25
GNMA II 008293                                      2017   5.125%                 54                  53            54
GNMA II 008341                                      2018   5.375%                 13                  13            13
GNMA II 008353                                      2018   5.375%                 94                  92            95
GNMA II 008365                                      2018   5.375%                117                 115           119
GNMA II 008377                                      2018   4.625%                 48                  47            48
GNMA II 008428                                      2018   5.125%                 19                  19            20
GNMA II 008440                                      2018   5.125%                 86                  85            87
GNMA II 008638                                      2025   5.375%                256                 258           257
GNMA_02-81                                          2025   3.815%              9,639               9,601         9,651
GNMA_03-17                                          2018   2.578%              1,843               1,840         1,838
GNMA_04-10                                          2031   4.043%              8,468               8,437         8,476
GNMA_04-19                                          2034   4.500%              5,873               5,882         5,878
GNMA_04-77                                          2020   4.585%              3,074               3,085         3,083
GNMA_05-02                                          2019   4.116%              5,672               5,672         5,690
GNMA_05-10                                          2021   4.031%              5,668               5,668         5,670
GNMA_2004-23                                        2027   3.629%             12,204              12,196        12,145
GNMA_2004-45                                        2021   4.020%              6,603               6,579         6,608
GNMA_2004-60                                        2018   4.104%              2,532               2,532         2,533
GNMA_2004-XX                                        2020   2.913%              6,123               6,075         6,098
GPMF_05-AR5                                         2045   4.479%              9,904               5,665         5,665
GSAP_05-5                                           2045   1.508%              2,243               2,229         1,907(d)
GSMS_2004-GG2                                       2038   4.602%             12,215              12,222        11,871
GSR MORTGAGE LOAN TRUST GSR_05                      2035   4.561%              9,036               8,502         6,640
GSR_04-10F                                          2019   4.500%              2,920               2,930         2,813
GSR_05-AR1                                          2035   4.911%              9,840               9,884         6,173
GSR_05-AR3                                          2035   5.020%              8,823               8,864         5,596
GSR_05-AR5                                          2035   5.172%             12,619              12,620         8,021
HARBORVIEW MORTGAGE LOAN TRUST                      2034   4.788%              6,563               6,617         5,576
HERTZ VEHICLE FINANCING LLC HE                      2010   3.230%             12,500              12,500        12,214(d)
HERTZ VEHICLE FINANCING LLC HE                      2011   0.721%             10,000               9,290         7,850(d)
HVMLT_04-7                                          2034   4.608%              5,414               5,369         3,065
HVMLT_05-15                                         2045   4.479%             12,823               7,845         7,845
HVMLT_05-8                                          2035   3.979%              4,390               4,432         2,480
HVMLT_06-14                                         2047   0.781%             14,764               6,078         6,078
HVMLT_2004-10                                       2035   5.247%              2,605               2,630         1,563
HVMLT_2004-6                                        2034   4.661%              3,645               3,617         2,353
HVML_2004-4                                         2034   2.650%                276                 274           160
INDX_05-AR1                                         2035   5.990%                293                 295           237
INDYMAC INDX MORTGAGE LOAN TRU                      2035   5.213%              7,509               7,552         4,359

JPMAC_06-HE2                                        2036   0.571%             15,000              13,200        13,383
JPMCCMSC_03-CIBC6                                   2037   4.393%              5,486               5,448         4,955
JPMCC_02-CIB5                                       2037   4.372%              4,312               4,327         4,160
JPMCC_04-C2                                         2041   4.278%              4,193               4,187         4,166
JPMCMFC_04-C1                                       2038   3.053%              1,615               1,605         1,576
LB-UBS COMM MORT TRUST LBUBSCM                      2026   4.904%                152                 152           152
LB-UBS COMM MORT TRUST LBUBSCM                      2026   4.023%              1,707               1,706         1,681
LB-UBS COMM MORT TRUST LBUBSCM                      2026   4.071%              4,539               4,552         4,341
LB-UBS COMM MORT TRUST LBUBSCM                      2027   4.064%              6,001               6,003         5,820
LB-UBS COMM MORT TRUST LBUBSCM                      2027   4.207%              2,618               2,618         2,521
LBUBSCMT_04-C4                                      2029   4.567%              5,039               5,040         4,997
LBUBSCMT_05-C5                                      2030   4.741%              8,106               8,114         7,909
LBUBSCMT_2004-C7                                    2029   3.625%              1,535               1,536         1,512
LBUBSCMT_2004-C8                                    2029   4.201%             18,382              18,346        17,716
LBUBS_05-C1                                         2030   4.310%             13,100              13,060        12,150
LIFT - LEASE INVESTMENT FLIGHT                      2016   1.625%              1,690               1,690         1,352
LUMINENT MORTGAGE TRUST LUM_06                      2046   0.711%              5,983               2,498         2,498
LUMINENT MORTGAGE TRUST LUM_07                      2037   0.661%              8,604               3,505         3,505
MARM_05-1                                           2035   6.045%              5,083               5,147         3,289
MERRILL LYNCH MOR INVEST INC M                      2033   4.860%              7,513               7,492         7,327
MLCC_2004-1                                         2034   4.713%              2,619               2,624         1,971
MLMI_05-A1                                          2034   4.540%              5,092               5,106         3,054
MLMI_05-A2                                          2035   4.487%              9,273               9,275         6,336
MORGAN STANLEY CAPITAL I MSDWC                      2040   3.270%              1,806               1,807         1,743
MSC 2004-IQ8 A3                                     2040   4.500%              7,000               7,001         6,723
MSCI_04-HQ4                                         2040   4.220%              7,000               6,991         6,801
MSDWCI_02-TOP7                                      2039   5.380%              1,132               1,134         1,116
MSDWCI_04-T13                                       2045   3.940%              6,898               6,857         6,428
MSM_2004-10AR                                       2034   5.288%              1,047               1,056           894
MSM_2004-10AR                                       2034   5.114%              4,132               4,188         2,494
MSM_2004-6AR                                        2034   4.651%              5,222               2,164         2,164
NAVOT_05-A                                          2014   4.430%              8,751               8,751         8,508
NEW YORK CITY TAX LIEN NYCTL_0                      2018   4.780%                611                 611           602(d)
PCMT_03-PWR1                                        2036   3.669%              3,410               3,355         3,247
POPLR_05-3                                          2035   4.437%              7,826               7,809         7,536
RALI_05-QA2                                         2035   5.050%              7,716               7,796         4,624
RALI_2004-QR1                                       2034   5.250%              3,574               3,598         3,390
RALI_2004-QS5                                       2034   4.750%              2,690               2,680         2,390
RAMC_05-3                                           2035   4.814%              7,527               7,508         6,661
RAMP_06-EFC1                                        2036   0.671%              4,470               3,867         3,204
RASC_05-KS12                                        2036   0.721%             10,812               9,129         8,091
RESIDENTIAL ACCREDIT LOANS INC                      2047   0.661%             13,214               5,164         5,164
RESIDENTIAL ACCREDIT LOANS INC                      2035   5.592%              2,960               1,576         1,576
RESTRUCTURED ASSET SECURITIES                       2030   4.000%              3,841               3,827         3,991(d)
RFMSI_03-QS2                                        2033   4.500%              2,464               2,443         2,199
RFMSI_04-KS9                                        2034   4.620%             10,006               9,999         5,574
RFMSI_05-SA2                                        2035   5.143%             18,723              18,767        11,984
SASC_2003-24A                                       2033   5.520%              2,751               2,799         2,285
SASC_2004-18H                                       2034   4.750%              3,229               3,232         3,200
SBAP_05-10D                                         2015   4.510%              3,351               3,351         3,375
STRUCTURED ADJUSTABLE RATE MOR                      2034   4.978%              6,575               6,689         3,200
SVHE_06-EQ1                                         2036   0.581%             10,000               9,705         8,464
TRIAD FINANCIAL CORP                                2010   4.280%                472                 473           471
UPFCA_07-A                                          2013   5.530%             10,000               9,519         8,644
US SMALL BUSINESS ADMINISTRATI                      2022   4.750%              2,682               2,726         2,732
US SMALL BUSINESS ADMINISTRATI                      2013   3.900%              1,486               1,498         1,484
US SMALL BUSINESS ADMINISTRATI                      2014   3.870%              3,492               3,517         3,491
WAMU_04-AR10                                        2044   0.911%              2,541               2,550         1,138
WAMU_05-AR3                                         2035   4.639%              9,159               9,198         5,364
WAMU_2004-AR4                                       2034   3.792%             10,000               9,953         9,759
WASHINGTON MUTUAL WAMU_04-AR5-                      2034   3.837%             10,000               9,946         9,821
WASHINGTON MUTUAL WAMU_04-AR7                       2034   3.937%             10,000               9,955         9,801
WASHINGTON MUTUAL WAMU_04-S3                        2034   5.500%             11,625              11,829        10,985
WASHINGTON MUTUAL WAMU_05-AR10                      2035   4.834%             10,000              10,003         5,450
WASHINGTON MUTUAL WAMU_05-AR4                       2035   4.668%             10,000               9,959         4,233
WBCMT_2004-C11                                      2041   3.333%                435                 434           432
WFMBS_03-14                                         2018   4.750%              9,198               8,819         8,356
WFMBS_03-16                                         2018   4.750%             13,203              12,473        11,995
WFMBS_04-0                                          2034   4.888%              5,747               5,695         4,165
WFMBS_04-CC                                         2035   4.963%              5,921               5,942         4,809
WFMBS_04-DD                                         2035   4.494%              5,761               5,764         2,699
WFMBS_04-P                                          2034   4.262%              7,773               7,609         3,758
WFMBS_04-W                                          2034   4.543%             20,000              20,074        16,261
WFMBS_05-AR10                                       2035   4.232%              2,858               2,847         2,688

WFMBS_05-AR12                                       2035   4.359%             10,000               9,138         4,731
WFMBS_05-AR2                                        2035   4.552%              3,236               3,248         2,215
WFMBS_05-AR2                                        2035   4.929%             10,498              10,417         8,898
WFMBS_05-AR4                                        2035   4.537%              8,605               8,582         6,048
TOTAL - MORTGAGE BACKED SECURITIES                                         1,975,181           1,868,627     1,691,224
MUNICIPAL BONDS
NEW JERSEY STATE TRNPK AUTH                         2009   3.140%              4,000               4,000         4,000
                                                                           ---------           ---------     ---------
TOTAL - NEW JERSEY                                                             4,000               4,000         4,000
                                                                           ---------           ---------     ---------
TOTAL - MUNICIPAL BONDS                                                        4,000               4,000         4,000
CORPORATE DEBT SECURITIES
CORPORATE - FINANCE
BANK OF AMERICA CORP                                2010   7.800%              5,000               5,184         5,123
BANK OF AMERICA CORP                                2009   5.875%              5,000               5,011         5,009
BANK OF NEW YORK MELLON CORP/T                      2009   3.625%             10,000              10,000        10,008
CAMDEN PROPERTY TRUST                               2009   4.700%              3,750               3,749         3,544
CAMDEN PROPERTY TRUST                               2010   4.375%             10,000              10,004         8,957
COUNTRYWIDE FUNDING CORP                            2009   4.125%             15,000              14,933        14,824
CROWN AMERICAS INC                                  2013   7.625%              1,250               1,250         1,238
CROWN AMERICAS INC                                  2015   7.750%              1,145               1,168         1,139
ERP OPERATING LP                                    2009   4.750%             12,500              12,498        12,395
HERTZ GLOBAL HOLDINGS INC                           2014   8.875%              1,645               1,653         1,012
HSBC BANK USA                                       2009   3.875%             20,000              19,981        19,966
LEHMAN BROTHERS HOLDINGS INC                        2010   4.375%              8,500               1,105           808(e)
LEHMAN BROTHERS HOLDINGS INC                        2010   4.250%              5,000                 625           475(e)
LITTON INDUSTRIES                                   2009   8.000%              3,000               3,083         3,029
M & I MARSHALL & ILSLEY BANK                        2009   3.950%             21,500              21,495        20,153
MERRILL LYNCH & CO INC                              2009   4.750%             10,000               9,997         9,902
MERRILL LYNCH & CO INC                              2010   4.500%              2,000               2,003         1,955
MERRILL LYNCH AIG CBO                               2010   4.403%              6,269                   0             0(b)(d)(e)
MERRILL LYNCH ELLIOTT & PAIGE                       2010   4.471%             11,000                   0             0(b)(d)(e)
METROPOLITAN LIFE GLOBAL FUNDI                      2010   4.500%             20,000              19,983        19,187(d)
MIDAMERICAN FUNDING  LLC                            2009   6.339%             30,000              30,112        30,003
PRICOA GLOBAL FUNDING I                             2010   4.200%              2,480               2,479         2,458(d)
PRICOA GLOBAL FUNDING I                             2009   2.046%              4,500               4,447         4,107(d)
SIMON PROPERTY GROUP L.P.                           2009   3.750%             14,220              14,206        14,106
SUNGARD DATA                                        2014   4.875%                370                 339           255
SUNTRUST BANK                                       2011   6.375%              3,500               3,668         3,541
UNITEDHEALTH GROUP INC                              2009   3.750%              1,920               1,919         1,920
UNITEDHEALTH GROUP INC                              2009   4.125%              9,050               9,024         8,909
US BANK NA                                          2009   3.400%              6,800               6,796         6,808
US BANK NA                                          2011   6.375%             21,455              22,332        22,319
WACHOVIA CORP                                       2009   3.625%             10,000               9,999         9,959
WASHINGTON MUTUAL BANK FA                           2011   6.875%              1,500                   2             0(e)
WELLS FARGO BANK NA                                 2011   6.450%             20,250              21,117        20,990
WORLD SAVINGS BANK FSB                              2009   4.125%             15,000              14,991        14,673
WORLD SAVINGS BANK FSB                              2009   4.500%             30,000              30,014        29,963
                                                                           ---------           ---------     ---------
TOTAL - CORPORATE - FINANCE                                                  343,604             315,167       308,735
                                                                           ---------           ---------     ---------
CORPORATE - INDUSTRIAL

ALLIED WASTE NORTH AMERICA                          2011   6.375%                505                 498           480
AMERISOURCEBERGEN CORP                              2015   5.875%                955                 952           835
ANADARKO PETROLEUM CORP                             2009   2.396%             19,445              19,065        18,605
ATMOS ENERGY CORP                                   2009   4.000%             35,775              35,567        35,037
BALL CORP                                           2012   6.875%              2,000               2,021         1,980
BEAZER HOMES USA INC                                2013   6.500%                750                 759           255
BOISE CASCADE LLC                                   2014   7.125%                299                 308           167
BOYD GAMING CORP                                    2014   6.750%              1,000               1,000           630
BRISTOW GROUP INC                                   2013   6.125%                500                 487           360
BRITISH SKY BROADCASTING GROUP                      2009   6.875%             12,005              12,041        12,060
BRITISH SKY BROADCASTING GROUP                      2009   8.200%             21,600              21,974        21,957
BURLINGTON NORTHERN SANTA FE C                      2012   4.255%              3,228               3,228         2,943(d)
BURLINGTON NORTHERN SANTA FE C                      2012   4.255%              5,486               5,486         5,070(d)
BURLINGTON NORTHERN SANTA FE C                      2009   6.125%              3,900               3,916         3,909
BURLINGTON NORTHERN SANTA FE C                      2010   7.125%             18,113              18,784        18,566
CALIFORNIA STEEL INDUSTRIES                         2014   6.125%              1,500               1,495           900
CANADIAN NATIONAL RAILWAY CO                        2009   4.250%             22,250              22,253        22,221
CASCADES INC                                        2013   7.250%                425                 429           217
CHESAPEAKE ENERGY CORP                              2013   7.500%              1,500               1,536         1,290
CHESAPEAKE ENERGY CORP                              2014   7.500%              1,000               1,013           845
CHESAPEAKE ENERGY CORP                              2015   6.375%                300                 303           237
CHESAPEAKE ENERGY CORP                              2017   6.500%                210                 208           161
CHURCH & DWIGHT CO INC                              2012   6.000%              1,750               1,753         1,680
CLOROX CO                                           2010   4.200%             35,485              35,438        35,057
COMCAST CORP                                        2011   5.500%              7,500               7,659         7,426
COMCAST CORP                                        2010   5.450%             10,000               9,822         9,884

COMCAST CORP                                        2009   5.119%             10,000               9,910         9,863
CONAGRA FOODS INC                                   2027   6.700%             26,054              26,003        26,117
CONAGRA FOODS INC                                   2010   7.875%             10,958              11,212        11,339
COTT BEVERAGES INC                                  2011   8.000%              1,750               1,740         1,068
CSC HOLDINGS INC                                    2012   6.750%                500                 505           458
CSX CORP                                            2009   4.875%              6,595               6,622         6,514
CVS/CAREMARK CORP                                   2009   4.000%             33,000              32,986        32,600
DAVITA INC                                          2013   6.625%              1,000                 999           950
DEL MONTE FOODS CORP                                2015   6.750%              1,500               1,507         1,290
DENBURY RESOURCES INC                               2013   7.500%                665                 674           505
DEX MEDIA WEST LLC                                  2010   8.500%                890                 897           538
DIRECTV HOLDINGS LLC                                2015   6.375%              1,985               1,969         1,831
DOW CHEMICAL CO/THE                                 2009   4.027%             22,500              22,500        22,124(d)
DR HORTON INC                                       2009   8.000%              1,720               1,720         1,686
DR HORTON INC                                       2012   5.375%              5,825               5,810         4,252
DRS TECHNOLOGIES INC                                2013   6.875%              2,335               2,354         2,323
DUKE ENERGY CAROLINAS LLC                           2010   7.375%             15,299              15,862        15,767
ECHOSTAR DBS CORP                                   2011   6.375%              1,000               1,000           930
ENCANA CORP                                         2009   4.600%             34,125              34,218        33,580
ENCORE ACQUISITION CO                               2014   6.250%              1,000                 968           680
ENCORE ACQUISITION CO                               2015   6.000%                160                 153           103
FEDEX CORP                                          2009   5.500%             25,290              25,509        25,317
FLEXTRONICS INTERNATIONAL LTD                       2013   6.500%              1,050               1,055           830
GARDNER DENVER INC                                  2013   8.000%                250                 250           224
GEORGIA GULF CORP                                   2013   7.125%              2,450                 735           735
GIBRALTAR INDUSTRIES                                2015   8.000%                250                 250           139
HCA INC                                             2012   6.300%              1,800               1,813         1,269
HOME DEPOT INC                                      2009   3.750%             17,604              17,465        17,437
HOSPIRA INC                                         2009   4.950%             17,262              17,286        17,268
HOST HOTELS & RESORTS LP                            2013   7.125%              2,000               2,030         1,610
INDESIT CO SPA                                      2009   5.170%             19,000              19,000        19,000(d)
ING SECURITY LIFE INSTITUTIONA                      2010   4.250%             23,750              23,743        23,227(d)
JONES APPAREL GROUP INC                             2009   4.250%             11,250              11,249         9,844
K HOVNANIAN ENTERPRISES INC                         2014   6.375%              1,000               1,020           270
K HOVNANIAN ENTERPRISES INC                         2015   6.250%                750                 750           195
KB HOME                                             2014   5.750%              1,660               1,654         1,046
KB HOME                                             2015   5.875%              2,035               2,027         1,221
KRAFT FOODS INC                                     2011   5.625%              9,250               9,438         9,417
KRAFT FOODS INC                                     2010   2.790%              7,650               7,201         7,203
KROGER CO/THE                                       2009   7.250%              6,090               6,167         6,154
L-3 COMMUNICATIONS CORP                             2013   6.125%              2,750               2,749         2,530
L-3 COMMUNICATIONS CORP                             2015   5.875%              1,000               1,000           900
LIN TELEVISION CORP                                 2013   6.500%              1,500               1,488           716
MACYS RETAIL HOLDINGS INC                           2009   4.800%             17,500              17,510        16,587
MANITOWOC CO INC/THE                                2013   7.125%              1,575               1,590         1,197
MERITAGE HOMES CORP                                 2015   6.250%                845                 806           448
MERITOR AUTOMOTIVE INC                              2009   6.800%                 87                  87            85
MGM MIRAGE                                          2009   6.000%              2,250               2,252         2,138
MIRANT NORTH AMERICA LLC                            2013   7.375%                975                 983           936
MOHEGAN TRIBAL GAMING AUTHORIT                      2009   6.375%                500                 501           470
MOLSON COORS CAPITAL FINANCE U                      2010   4.850%             27,000              26,929        26,605
MOOG INC                                            2015   6.250%              1,500               1,509         1,200
NALCO COMPANY                                       2011   7.750%              1,500               1,509         1,440
NEWFIELD EXPLORATION CO                             2011   7.625%              2,500               2,531         2,350
NEWFIELD EXPLORATION CO                             2014   6.625%                200                 205           164
NEWS AMERICA INC                                    2010   4.750%             15,273              15,332        14,765
NORAMPAC INC                                        2013   6.750%              2,500               2,485         1,125
NORFOLK SOUTHERN CORP                               2010   8.625%              7,000               7,384         7,101
NORTHROP GRUMMAN CORP                               2011   7.125%              5,000               5,222         5,199
NOVA CHEMICALS CORPORATION                          2012   6.500%              1,800               1,839           747
NOVELIS INC                                         2015   7.250%              1,300               1,314           754
OMNICARE INC                                        2013   6.125%              1,750               1,762         1,470
OMNICARE INC                                        2015   6.875%                575                 581           471
PACIFIC ENERGY PARTNERS L.P.                        2014   7.125%                500                 504           437
PACIFIC ENERGY PARTNERS L.P.                        2015   6.250%                250                 251           186
PEABODY ENERGY CORP                                 2013   6.875%              2,800               2,840         2,653
PEABODY ENERGY CORP                                 2016   5.875%              1,000               1,004           850
PHILLIPS PETROLEUM COMPANY                          2011   9.375%             10,000              10,964        10,769
ROGERS CABLE SYSTEMS                                2013   6.250%              1,500               1,513         1,436
RR DONNELLEY & SONS CO                              2009   3.750%             13,375              13,366        13,122
RR DONNELLEY & SONS CO                              2010   4.950%              7,065               6,526         6,354
SAFEWAY INC                                         2009   7.500%             29,432              30,108        29,872
SHAW COMMUNICATIONS INC                             2011   7.250%              1,250               1,271         1,181
SILGAN HOLDINGS INC                                 2013   6.750%              1,000               1,001           860

SPEEDWAY MOTORSPORTS INC                            2013   6.750%              1,000               1,005           720
STARWOOD HOTELS & RESORTS WORL                      2012   7.875%                500                 526           372
STATION CASINOS INC                                 2012   6.000%              1,660                 332           332(e)
THOMSON REUTERS CORP                                2009   4.250%             13,025              13,007        12,875
THOMSON REUTERS CORP                                2010   4.750%              1,125               1,096         1,086
TIME WARNER INC                                     2009   2.405%             10,000               9,609         9,625
TRANSDIGM INC                                       2014   7.750%                720                 720           590
TTX COMPANY                                         2010   4.500%              2,000               2,002         2,041(d)
UNION PACIFIC CORP                                  2009   3.875%              6,000               6,000         5,999
UNION PACIFIC CORP                                  2010   3.625%             16,156              16,043        15,873
UNION PACIFIC RAILROAD COMPANY                      2012   3.860%              7,441               7,441         6,639(d)
UNITED RENTALS - NORTH AMERICA                      2012   6.500%                915                 914           723
VAIL RESORTS INC                                    2014   6.750%                650                 655           484
VALMONT INDUSTRIES INC                              2014   6.875%              1,500               1,502         1,275
VIDEOTRON - LE GRPE LTD                             2014   6.875%              1,000               1,010           885
WABTEC CORP                                         2013   6.875%              1,360               1,372         1,170
WASTE MANAGEMENT INC                                2010   7.375%              8,645               8,759         8,761
WELLPOINT INC                                       2009   4.250%             20,900              20,856        20,099
XTO ENERGY INC                                      2014   4.900%              1,000                 996           896
XTO ENERGY INC                                      2010   5.000%             32,200              32,243        31,756
                                                                           ---------           ---------     ---------
TOTAL - CORPORATE - INDUSTRIAL                                               829,582             829,250       799,015
                                                                           ---------           ---------     ---------
CORPORATE - UTILITY
AMERICAN ELECTRIC POWER CO INC                      2010   5.375%             34,308              34,510        34,056
BELLSOUTH CORP                                      2009   4.200%             28,500              28,539        28,667
CENTERPOINT ENERGY RESOURCES C                      2011   7.750%             10,152              10,607         9,717
CINCINNATI BELL INC                                 2013   7.250%              1,250               1,260         1,100
CONSUMERS ENERGY                                    2010   4.000%              7,500               7,487         7,305
CONSUMERS ENERGY                                    2009   4.800%              3,000               3,002         2,994
CONSUMERS ENERGY                                    2009   4.400%             22,595              22,631        22,412
DETROIT EDISON                                      2010   6.125%              5,000               5,093         5,029
DEUTSCHE TELEKOM INTERNATIONAL                      2010   8.500%             33,750              35,573        34,765
DOMINION RESOURCES INC/VA                           2009   5.125%              9,095               9,151         9,075
DOMINION RESOURCES INC/VA                           2010   2.921%              9,500               8,830         8,823
DTE ENERGY CO                                       2009   6.650%             18,500              18,616        18,414
EXELON CORP                                         2010   4.450%             10,000               9,953         9,654
GULF STATE UTILITIES                                2009   2.581%             11,755              11,670        11,322
NISOURCE FINANCE CORPORATION                        2010   7.875%              7,500               7,931         6,863
NISOURCE FINANCE CORPORATION                        2009   2.723%              3,502               3,327         3,155
NORTHERN STATES POWER                               2009   6.875%              1,370               1,392         1,380
OHIO POWER CO                                       2010   4.387%              3,000               2,808         2,807
PACIFIC GAS AND ELECTRIC COMPA                      2009   3.600%             17,500              17,483        17,456
PPL ELECTRIC UTILITIES CORPORA                      2009   6.250%             29,690              30,075        29,861
PROGRESS ENERGY CAROLINAS                           2009   5.950%              4,000               4,011         4,005
PUB SERV CO OF COLORADO                             2009   6.875%             25,580              25,933        25,711
RELIANT ENERGY INC                                  2014   6.750%              1,500               1,514         1,350
SBC COMMUNICATIONS INC                              2011   6.250%              7,000               7,221         7,158
SBC COMMUNICATIONS INC                              2009   4.125%              5,000               4,994         5,021
SPRINT CAPITAL CORP                                 2011   7.625%             10,000              10,508         8,350
TELECOM ITALIA CAPITAL                              2010   4.000%             15,000              14,944        13,800
TELEFONICA EUROPE                                   2010   7.750%             32,000              33,473        32,492
TELUS CORP                                          2011   8.000%              9,900              10,592         9,847
TRANS CONTINENTAL GAS PIPELINE                      2011   7.000%                750                 770           736
TRANSCANADA PIPELINES LTD                           2010   6.125%             12,750              12,968        12,949
US WEST COMMUNICATIONS INC                          2015   7.625%                510                 514           418
VERIZON COMMUNICATIONS INC                          2010   7.250%             20,500              21,538        21,492
VERIZON NEW YORK INC                                2012   6.875%              4,000               4,188         3,980
VERIZON PENNSYLVANIA                                2011   5.650%             12,250              12,488        11,814
VODAFONE GROUP PLC                                  2010   7.750%             34,010              35,198        34,745
XCEL ENERGY INC                                     2010   7.000%              8,455               8,769         8,717
                                                                           ---------           ---------     ---------
TOTAL - CORPORATE - UTILITY                                                  470,672             479,561       467,440
                                                                           ---------           ---------     ---------
TOTAL - CORPORATE DEBT SECURITIES                                          1,643,858           1,623,978     1,575,190
                                                                           ---------           ---------     ---------
FIXED INCOME - TRADING
To Be Determined
BANK OF AMERICA CORP - GTD                          2010   1.678%             10,000              10,011        10,011
GENERAL ELECTRIC CAPITAL CORPO                      2010   2.816%              5,000               5,002         5,002
MORGAN STANLEY-GTD                                  2011   2.785%              1,600               1,605         1,605
                                                                           ---------           ---------     ---------
TOTAL - FIXED INCOME - TRADING                                                16,600              16,618        16,618
                                                                           ---------           ---------     ---------
TOTAL BONDS AND NOTES                                                      3,644,517           3,518,122     3,292,099
                                                                           ---------           ---------     ---------
PREFERRED STOCK
PREFERRED STOCK - PERPETUAL
UBS PREFERRED FUNDING TRUST                                6.243%             20,000              19,612        10,922
                                                                           ---------           ---------     ---------
TOTAL - PREFERRED STOCK - PERPETUAL                                           20,000              19,612        10,922
                                                                           ---------           ---------     ---------
TOTAL - PREFERRED STOCK                                                       20,000              19,612        10,922
                                                                           ---------           ---------     ---------
COMMON STOCK

COMMON STOCK
CORPORATE - FINANCE
NPF XII  INC - ABS                                         0.000%             10,000                   0             0
                                                                           ---------           ---------     ---------
TOTAL - CORPORATE - FINANCE                                                   10,000                   0             0
                                                                           ---------           ---------     ---------
TOTAL - COMMON STOCK                                                          10,000                   0             0
                                                                           ---------           ---------     ---------
TOTAL - COMMON STOCK                                                          10,000                   0             0
                                                                           ---------           ---------     ---------
TOTAL INVESTMENTS IN SECURITIES OF UNAFFILIATED
   ISSUERS                                                                 3,674,517           3,537,734     3,303,021
                                                                           ---------           ---------     ---------

NOTES:

a) See Notes 1 and 3 to the financial statements regarding determination of cost and fair values. All available for sale securities are carried at fair value on the balance sheet.

b) In the absence of market quotations, securities are valued by Amerprise Certificate Company at fair value

c) Aggregate cost of investment in securities of unaffiliated issuers for federal income tax purposes was $ 3,524,718

d) Securities acquired in private negotiation which may require registration under federal securities law if they were to be publicly sold. Also see note 3b to financial statements

e)   Non-income producing securities

AMERIPRISE CERTIFICATE COMPANY                                      SCHEDULE II
INVESTMENTS IN AND ADVANCES TO AFFILIATES AND INCOME THEREON
DECEMBER 31, 2008, 2007 AND 2006
($ IN THOUSANDS)

                                                         Balance December 31, 2008       Interest
                                                      -------------------------------   Dividends
                                                        Principal            Carrying    Credited
                                                        Amount or     Cost    Value     to Income
Name of Issuer and Title of Issue                     No. of Shares    (a)     (b)         (c)
---------------------------------------------------   -------------   ----   --------   ---------
Wholly Owned Subsidiary (b):
Real Estate Investment Company:
   Investors Syndicate Development Corporation:
      Capital Stock ...............................         100        $0       $0         $0
                                                           ====
Investors Syndicate Development Corporation:
   Undistributed Net Income .......................        $  0         0        0          0
                                                           ====
Other Affiliates (as defined in Sec. 2(a)(3) of the
Investment Company Act of 1940)....................        $  0         0        0          0
                                                           ====       ---      ---        ---
   Total affiliates ...............................                    $0       $0         $0
                                                                      ===      ===        ===

                                                         Balance December 31, 2007       Interest
                                                      -------------------------------   Dividends
                                                        Principal            Carrying   Credited
                                                        Amount or     Cost     Value    to Income
Name of Issuer and Title of Issue                     No. of Shares    (a)      (b)        (c)
---------------------------------------------------   -------------   ----   --------   ---------
Wholly Owned Subsidiary (b):
Real Estate Investment Company:
   Investors Syndicate Development Corporation:
      Capital Stock................................         100        $0       $0         $0
                                                           ====
Investors Syndicate Development Corporation:
   Undistributed Net Income........................        $  0         0        0          0
                                                           ====
Other Affiliates (as defined in Sec. 2(a)(3) of the
   Investment Company Act of 1940).................        $  0         0        0          0
                                                           ====       ---      ---        ---
   Total affiliates................................                    $0       $0         $0
                                                                      ===      ===        ===

                                                         Balance December 31, 2006       Interest
                                                      -------------------------------   Dividends
                                                        Principal            Carrying    Credited
                                                        Amount or     Cost    Value     to Income
Name of Issuer and Title of Issue                     No. of Shares    (a)     (b)         (c)
---------------------------------------------------   -------------   ----   --------   ---------
Wholly Owned Subsidiary (b):
Real Estate Investment Company:
   Investors Syndicate Development Corporation:
      Capital Stock ...............................         100        $0       $0         $0
                                                           ====
Other Controlled Companies:
                                                           $  0         0        0          0
                                                           ====
Other Affiliates (as defined in Sec. 2(a)(3) of the
   Investment Company Act of 1940).................        $  0         0        0          0
                                                           ====       ---      ---        ---
   Total affiliates................................                    $0       $0         $0
                                                                      ===      ===        ===

NOTES:

(a) The aggregate cost for federal income tax purposes was $0, $0, and $0 at December 31, 2008, 2007 and 2006, subject to possible adjustment in certain circumstances under consolidated income tax return regulations.

(b) Investments in stocks of wholly owned subsidiaries are carried at cost adjusted for equity in undistributed net income since organization or acquisition of the subsidiaries.

(c) There were no dividends or interest earned which were not credited to income.

AMERIPRISE CERTIFICATE COMPANY                                      SCHEDULE III
MORTGAGE LOANS ON REAL ESTATE AND INTEREST EARNED ON MORTGAGES
YEAR ENDED DECEMBER 31, 2008
(THOUSANDS)

                                                                               MORTGAGE LOANS ON            PART 2 - INTEREST
                                                    PART 1 -             REAL ESTATE AT END OF PERIOD       EARNED ON MORTGAGES
                                                    --------       ---------------------------------------- ----------------------
                                                                                  AMOUNT OF
                                                                               PRINCIPAL UNPAID
                                                                               AT END OF PERIOD             INTEREST    AVERAGE
                                                                             -------------------             DUE AND  GROSS RATE
                                                                                       SUBJECT     AMOUNT    ACCRUED OF INTEREST
                                                                    CARRYING              TO         OF      AT END  ON MORTGAGES
                                                     NUMBER  PRIOR AMOUNT OF          DELINQUENT MORTGAGES     OF    HELD AT END
                                                       OF    LIENS MORTGAGES           INTEREST    BEING     PERIOD   OF PERIOD
LOAN NO.    DESCRIPTION (a)       PROPERTY LOCATION   LOANS   (b)     (c),     TOTAL     (d)     FORECLOSED    (e)       (f)
---------------------------       ----------------- -------- ----- --------- -------- ---------- ---------- -------- -------------
First mortgages:
   Insured by
      Federal
      Housing
      Administration -
      liens on:
      Residential
         - under
         $100                                              0       $       0 $      0    $ 0        $ 0                 0.000%
      Apartment
         and
         business
         - under
         $100                                              0               0        0      0          0                 0.000%
                                                         ---       --------- --------    ---        ---                 -----
            Total                                          0               0        0      0          0                 0.000%
                                                         ---       --------- --------    ---        ---                 -----
   Partially
      guaranteed
      under
      Serviceman's
      Readjustment Act
         of 1944, as
         amended -
         liens on:
         Residential -
            under $100                                     0               0        0      0          0                 0.000%
         Apartment and
            business -
            under $100                                     0               0        0      0          0                 0.000%
                                                         ---       --------- --------    ---        ---                 -----
            Total                                          0               0        0      0          0                 0.000%
                                                         ---       --------- --------    ---        ---                 -----
   Other - liens on:
   Residential                                             0               0        0      0          0                 0.000%
                                                         ---       --------- --------    ---        ---                 -----
   Apartment and
      business:
      Under $100                                          --              --       --     --         --                 0.000%
      $100 to $150                                        --              --       --     --         --                 0.000%
      $150 to $200                                        --              --       --     --         --                 0.000%
      $200 to $250                                        --              --       --     --         --                 0.000%
      $250 to $300                                        --              --       --     --         --                 0.000%
      $300 to $350                                        --              --       --     --         --                 0.000%
      $350 to $400                                        --              --       --     --         --                 0.000%
      $400 to $450                                        --              --       --     --         --                 0.000%
      $450 to $500
                                                           1             458      458     --         --                 6.850%
                                                           1             483      483     --         --                 7.250%
      Over $500:
                        121047157 Tampa          FL        1           1,473    1,473     --         --                 7.650%
                        121047195 Pharr          TX        1           1,524    1,524     --         --                 5.680%
                        121047196 Pharr          TX        1           3,410    3,410     --         --                 5.680%
                        121047197 Alamo          TX        1             781      781     --         --                 5.680%
                        121047205 Tucson         AZ        1           3,188    3,188     --         --                 6.330%
                        121047210 West Haven     CT        1           5,818    5,818     --         --                 5.980%
                        121047214 Plymouth       MN        1           8,983    8,983     --         --                 5.480%
                        121047215 Urbandale      IA        1           2,327    2,327     --         --                 5.550%
                        121047216 Urbandale      IA        1           1,832    1,832     --         --                 5.550%
                        121047224 Plano          TX        1           2,114    2,114     --         --                 6.000%
                        121047226 Austin         TX        1           2,093    2,093     --         --                 5.500%
                        121047230 Houston        TX        1           1,799    1,799     --         --                 5.110%
                        121047255 Forest Lake    MN        1           2,721    2,721     --         --                 6.830%
                        121047256 Rapid City     SD        1             546      546     --         --                 6.750%
                        121047262 Fargo          ND        1           5,015    5,015     --         --                 5.820%
                        121047268 Sebring        FL        1           7,860    7,860     --         --                 6.650%
                        121047269 Spokane        WA        1           2,191    2,191     --         --                 7.150%
                        121047270 Houston        TX        1           2,228    2,228     --         --                 6.800%
                        121047281 Shaker Heights OH        1           1,751    1,751     --         --                 4.000%
                        121047285 Fort Myers     FL        1           2,311    2,311     --         --                 6.750%
                        121047287 Rogers         MN        1           3,159    3,159     --         --                 7.300%
                        121047288 Plymouth       MN        1           1,576    1,576     --         --                 6.850%
                        121047289 Newport News   VA        1           1,413    1,413     --         --                 6.900%
                        121047294 Hope Mills     NC        1             851      851     --         --                 7.000%
                        121047295 Concord        NC        1             671      671     --         --                 7.000%
                        121047297 Concord        OH        1           1,473    1,473     --         --                 7.000%
                        121047299 Escondido      CA        1           1,831    1,831     --         --                 7.000%
                        121047308 Clearwater     FL        1           5,362    5,362     --         --                 6.000%
                        121047318 Silverdale     WA        1           2,668    2,668     --         --                 4.410%
                        121047320 Kirkland       WA        1           2,901    2,901     --         --                 6.150%
                        121047329 Omaha          NE        1           1,041    1,041     --         --                 5.400%
                        121047336 Burr Ridge     IL        1           3,551    3,551     --         --                 5.180%
                        121047338 Santa Fe       NM        1           2,549    2,549     --         --                 5.420%
                        121047342 Tucson         AZ        1           2,892    2,892     --         --                 5.800%
                        121087167 Ruskin         FL        1           4,461    4,461     --         --                 5.650%
                        121087168 Riverview      FL        1           2,344    2,344     --         --                 5.650%
                        121087187 Mebane         NC        1           3,412    3,412     --         --                 5.690%
                        121087245 Southport      CT        1           3,413    3,413     --         --                 5.750%
                        121087290 Doraville      GA        1           2,345    2,345     --         --                 5.770%
                        121087313 Orchard Park   NY        1           3,640    3,640     --         --                 5.460%
                        121087325 Austin         TX        1           3,552    3,552     --         --                 4.850%
                        121087327 Marietta       GA        1           2,251    2,251     --         --                 4.800%
                        121087330 Meriden        CT        1           4,300    4,300     --         --                 5.390%
                        121087332 Denver         CO        1           4,725    4,725     --         --                 4.800%
                        121087333 Broken Arrow   OK        1           1,481    1,481     --         --                 5.130%
                        121087335 Blue Ash       OH        1           3,246    3,246     --         --                 6.000%
                        121087337 Issaquah       WA        1           7,725    7,725     --         --                 5.330%
                        121087343 Durham         NC        1           2,144    2,144     --         --                 6.300%
                        121087344 Norcross       GA        1           1,932    1,932     --         --                 6.220%
                        121087345 Henderson      NV        1           6,928    6,928     --         --                 6.250%
                                                         ---        -------- --------    ---        ---                 -----
            Total
               Other                                      52         150,743  150,743      0          0                 5.863%
                                                         ---        -------- --------    ---        ---                 -----
            Unallocated
               Reserve
               for
               Losses            (Acct # 1218300090)                   1,336
                                                                    --------
            Total First
               Mortgage
               Loans on
               Real
               Estate                                     52        $149,407 $150,743    $ 0        $ 0                  0.06%
                                                         ===        ======== ========    ===        ===                 =====

AMERIPRISE CERTIFICATE COMPANY
MORTGAGE LOANS ON REAL ESTATE AND INTEREST EARNED ON MORTGAGES      SCHEDULE III
YEAR ENDED DECEMBER 31, 2008
(THOUSANDS)

PART 3 - LOCATION OF MORTGAGED PROPERTIES

                                                                         AMOUNT OF PRINCIPAL
                                                                              UNPAID AT
                                                                            END OF PERIOD
                                                                        ---------------------
                                                                                    SUBJECT
                                                            CARRYING                   TO       AMOUNT OF
           STATE IN                   NUMBER        PRIOR   AMOUNT OF              DELINQUENT   MORTGAGES
       WHICH MORTGAGED                  OF          LIENS   MORTGAGES               INTEREST      BEING
     PROPERTY IS LOCATED              LOANS          (b)       (c)       TOTAL        (d)       FORECLOSED
------------------------------        ------        -----   ---------   --------   ----------   ----------
Arizona                          AZ             2              6,080       6,080       --             --
California                       CA             1              1,831       1,831       --             --
Colorado                         CO             1              4,725       4,725       --             --
Connecticut                      CT             3             13,531      13,531       --             --
Florida                          FL             6             23,809      23,809       --          7,860
Georgia                          GA             3              6,527       6,527       --             --
Iowa                             IA             2              4,159       4,159       --             --
Ilinois                          IL             1              3,551       3,551       --             --
Minnesota                        MN             4             16,439      16,439       --             --
North Carolina                   NC             4              7,078       7,078       --             --
North Dakota                     ND             1              5,016       5,016       --             --
New England                      NE             1              1,042       1,042       --             --
New Mexico                       NM             1              2,549       2,549       --             --
Nevada                           NV             1              6,928       6,928       --             --
New York                         NY             1              3,640       3,640       --             --
Ohio                             OH             3              6,470       6,470       --             --
Oklahoma                         OK             1              1,481       1,481       --             --
South Carolina                   SC             1                483         483       --             --
South Dakota                     SD             2              1,004       1,004       --             --
Texas                            TX             8             17,502      17,502       --             --
Virginia                         VA             1              1,413       1,413       --             --
Washington                       WA             4             15,485      15,485       --             --
                                              ---           --------    --------      ---         ------
   TOTAL                                       52            150,743     150,743       --          7,860
Unallocated Reserve for Losses                                 1,336
   (Acct #1218300090)                         ---           --------    --------      ---         ------
TOTAL                                          52           $149,407    $150,743       $0         $7,860
                                              ===           ========    ========      ===         ======

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

(f) Information as to interest income by type and class of loan has been omitted because it is not readily available and the obtaining thereof would involve unreasonable effort and expense. In lieu thereof, the average gross interest rates (exclusive of amortization of discounts and premiums) on mortgage loans held at December 31, 2008 are shown by type and class of loan.

The average gross interest rates on mortgage loans held at December 31, 2008, 2007 and 2006 are summarized as follows:

                                                2008    2007    2006
                                               -----   -----   -----
FIRST MORTGAGES:
   Insured by Federal Housing Administration   0.000%  0.000%  0.000%
   Partially guaranteed under Servicemen's
      Readjustment Act of 1944, as amended     0.000   0.000   0.000
   Other                                       5.863%  6.003%  0.000%
                                               -----   -----   -----
      COMBINED AVERAGE                         5.863%  6.003%  0.000%
                                               =====   =====   =====

(g) Following is a reconciliation of the carrying amount of mortgage loans for the years ended December 31, 2008, 2007 and 2006.

                                   2008       2007       2006
                                 --------   --------   --------
BALANCE AT BEGINNING OF PERIOD   $205,823   $265,526   $303,282
   New loans acquired:
      Nonaffiliated companies          --      6,636     28,576
   Reserve for loss reversal           --      1,700         --
                                 --------   --------   --------
         TOTAL ADDITIONS               --      8,336     28,576
                                 --------   --------   --------
                                  205,823    273,862    331,858
                                 --------   --------   --------
DEDUCTIONS DURING PERIOD:
   Collections of principal        56,416     68,039     66,332
   Reserve for loss                    --         --         --
                                 --------   --------   --------
         TOTAL DEDUCTIONS          56,416     68,039     66,332
                                 --------   --------   --------
BALANCE AT END OF PERIOD         $149,407   $205,823   $265,526
                                 ========   ========   ========

(h) The aggregate cost of mortgage loans for federal income tax purposes at December 31, 2008 was $150,743.

(i) At December 31, 2008, an unallocated reserve for loss on first mortgage loans of $1,336 is recorded.

AMERIPRISE CERTIFICATE COMPANY                                        SCHEDULE V
QUALIFIED ASSETS ON DEPOSIT
DECEMBER 31, 2008

                                                INVESTMENT SECURITIES
                                                ---------------------
                                                 BONDS AND              MORTGAGE
                                                  NOTES        STOCKS    LOANS      OTHER
              NAME OF DEPOSITARY                    (a)         (b)       (c)        (d)       TOTAL
---------------------------------------------   ----------    -------   --------   -------   ----------
Deposits with states or their depositories to
   meet requirements of statutes and
   agreements:
   Illinois - Secretary of State of Illinois    $       52    $     0   $      0   $     0   $       52
   New Jersey - Commissioner of Banking and
      Insurance of New Jersey                           54          0          0         0           54
   Pennsylvania - Treasurer of the State of
      Pennsylvania                                     162          0          0         0          162
   Texas - Treasurer of the State of Texas             118          0          0         0          118
                                                ----------    -------   --------   -------   ----------
   Total deposits with states or their
      depositories to meet requirements of
      statues and agreements                           386          0          0         0          386
Central depository - Ameriprise Trust
   Company                                       4,888,162     19,613    149,407    56,926    5,114,108
                                                ----------    -------   --------   -------   ----------
   Total                                        $4,888,548    $19,613   $149,407   $56,926   $5,114,494

Notes:

(a)  Represents amortized cost of bonds and notes.

(b)  Represents average cost of individual issues of stocks.

(c) Represents unpaid principal balance of mortgage loans less unamortized discounts and reserve for losses.

(d)  Represents cost of purchased call options and accounts payable purchased.

AMERIPRISE CERTIFICATE COMPANY                                       SCHEDULE VI
     Certificate Reserves
 Part 1 - Summary of Changes
 Year ended December 31, 2008
         (Thousands)

                                                                         Balance
                                                                 at beginning of period               Additions
                                                              ----------------------------  ------------------------------
                                                    Yield to   Number                       Charged
                                                    maturity     of                            to                  Charged
                                                     on an    accounts   Amount              profit    Reserve    to other
                                                     annual     with       of      Amount     and    payments by  accounts
                                                    payment   security  maturity    of      loss or  certificate    (per
                 Description                         basis     holders   value    reserves   income    holders     part 2)
------------------------------------------------- ----------- -------- --------- ---------  -------  -----------  --------
Installment certificates:
   Reserves to mature:
   Series 15, includes extended maturities
   15,     "        "        "                           2.40        0         0         0        0            0         0
   20,     "        "        "                           2.52        0         0         0        0            0         0
   15A,    "        "        "                           2.66        0         0         0        0            0         0
   22A,    "        "        "                           3.09       24       756       696       13            5         3
   I-76,   "        "        "                           3.35      128     2,903     2,593       75           43         3
   Reserve Plus Flex Payment                                         1         6         3        0            0         0
   IC-Q-Installment                                                  0         0         0        0            0         0
   IC-Q-Ins                                                         55       559       214        0           24         1
   IC-Q-Ins Emp                                                      1         6         3        0            1         0
   IC-I                                                             86     1,207       764        0           61        19
   IC-I-Emp                                                          6       216     1,200        0          132        32
   Inst                                                          7,771         0    47,301        0       12,857       532
   Inst-E                                                           44         0       241        0           59         2
   RP-Q-Installment                                                 10       106        74        0            0         0
   RP-Q-Flexible Payment                                             2        32        13        0            0         0
   RP-Q-Ins                                                          3        24         3        0            0         0
   RP-Q-Ins Emp                                                      0         0         0        0            0         0
   RP-I                                                              0         0         0        0            0         0
   RP-I-EMP                                                          0         0         0        0            0         0
   Inst-R & RP I95                                                 256    18,380     1,702        0          512        14
   Inst-R-E                                                          7       894        24        0           11         0
                                                              -------- --------- ---------  -------  -----------  --------
         Total                                                   8,394    25,089    54,833       88       13,705       606
                                                              -------- --------- ---------  -------  -----------  --------
   Payments made in advance of certificate
      year requirements and accrued interest
      thereon:
      15, includes ext maturities                           2        0         0         0        0            0         0
      20,     "        "        "                           2        0         0         0        0            0         0
      15A,    "        "        "                           3        0         0         0        0            0         0
      22A,    "        "        "                           3        0         0        30        1            5         0
      I-76,   "        "        "                         3.5        0         0       225        6            6         0
                                                              -------- --------- ---------  -------  -----------  --------
         Total                                                       0         0       255        7           11         0
                                                              -------- --------- ---------  -------  -----------  --------


                                                             Deductions               Balance at close of period
                                                  ---------------------------------  ----------------------------
                                                                                      Number
                                                                           Credited     of
                                                                  Cash     to other  accounts   Amount
                                                               surrenders  accounts    with      of       Amount
                                                                prior to     (per    security  maturity    of
                 Description                      Maturities    maturity    part 2)   holders   value    reserves
------------------------------------------------- ----------   ----------  --------  -------- --------- ---------
Installment certificates:
   Reserves to mature:
   Series 15, includes extended maturities
   15,     "        "        "                             0            0         0         0         0         0
   20,     "        "        "                             0            0         0         0         0         0
   15A,    "        "        "                             0            0         0         0         0         0
   22A,    "        "        "                          (130)         (26)     (136)        9       452       426
   I-76,   "        "        "                          (674)        (221)      (27)       76     1,950     1,793
   Reserve Plus Flex Payment                               0            0         0         1         6         3
   IC-Q-Installment                                        0            0         0         0         0         0
   IC-Q-Ins                                              (31)         (41)        0        42       416       167
   IC-Q-Ins Emp                                            0           (3)        0         1         6         1
   IC-I                                                  (55)        (117)        0        71       967       672
   IC-I-Emp                                                0         (842)        0         6       216       522
   Inst                                               (3,917)     (14,135)        0     6,771         0    42,638
   Inst-E                                                 (2)        (119)        0        35         0       181
   RP-Q-Installment                                        0           (5)        0         8        76        69
   RP-Q-Flexible Payment                                   0           (1)        0         2        32        12
   RP-Q-Ins                                                0           (0)        0         3        24         3
   RP-Q-Ins Emp                                            0            0         0         0         0         0
   RP-I                                                    0            0         0         0         0         0
   RP-I-EMP                                                0            0         0       279    33,011         0
   Inst-R & RP I95                                       (12)        (455)        0         6       654     1,761
   Inst-R-E                                                0          (15)        0         0         0        20
                                                  ----------   ----------  --------  -------- --------- ---------
         Total                                        (4,821)     (15,980)     (163)    7,310    37,810    48,268
                                                  ----------   ----------  --------  -------- --------- ---------
   Payments made in advance of certificate
      year requirements and accrued interest
      thereon:
      15, includes ext maturities                          0            0         0         0         0        (0)
      20,     "        "        "                          0            0         0         0         0         0
      15A,    "        "        "                          0            0         0         0         0         0
      22A,    "        "        "                         (5)          (0)       (3)        0         0        28
      I-76,   "        "        "                        (59)         (65)       (3)        0         0       110
                                                  ----------   ----------  --------  -------- --------- ---------
         Total                                           (64)         (65)       (6)        0         0       138
                                                  ----------   ----------  --------  -------- --------- ---------

AMERIPRISE CERTIFICATE COMPANY                                       SCHEDULE VI
     Certificate Reserves
 Part 1 - Summary of Changes
 Year ended December 31, 2008
         (Thousands)

                                                                         Balance
                                                                 at beginning of period               Additions
                                                              ----------------------------  ------------------------------
                                                    Yield to   Number                       Charged
                                                    maturity     of                            to                  Charged
                                                     on an    accounts   Amount              profit    Reserve    to other
                                                     annual     with       of      Amount     and    payments by  accounts
                                                    payment   security  maturity    of      loss or  certificate    (per
                 Description                         basis     holders   value    reserves   income    holders     part 2)
------------------------------------------------- ----------- -------- --------- ---------  -------  -----------  --------
   Additional credits and accrued interest
      thereon:
      "  15, includes ext mat                             2.5        0         0         0        0            0         0
      "  20,     "        "        "                      2.5        0         0         0        0            0         0
      "  15A,    "        "        "                        3        0         0         0        0            0         0
      "  22A,    "        "        "                        3        0         0       141        2            0         3
      "  I-76,   "        "        "                      3.5        0         0       563       16            0        10
      "  Res Plus Flex Pay                                           0         0         0        0            0         0
      "  IC-Q-Installment                                            0         0         0        0            0         0
      "  IC-Q-Ins                                                    0         0         0        1            0         0
      "  IC-Q-Ins Emp                                                0         0         0        0            0         0
      "  IC-I                                                        0         0         1       19            0         0
      "  IC-I-Emp                                                    0         0         1       31            0         0
      "  Inst                                                        0         0        35      512            0         0
      "  Inst-E                                                      0         0         0        2            0         0
      "  RP-Q-Installment                                            0         0         0        0            0         0
      "  RP-Q-Flexible Pay                                           0         0        (0)       0            0         0
      "  RP-Q-Ins                                                    0         0        (0)       0            0         0
      "  RP-Q-Ins Emp                                                0         0        (0)       0            0         0
      "  RP-I                                                        0         0        (0)       0            0         0
      "  RP-I-EMP                                                    0         0         0        0            0         0
      "  Inst-R                                                      0         0         1       14            0         0
      "  Inst-R-E                                                    0         0         0        0            0         0
                                                              -------- --------- ---------  -------  -----------  --------
         Total                                                       0         0       742      597            0        13
                                                              -------- --------- ---------  -------  -----------  --------


                                                             Deductions               Balance at close of period
                                                  ---------------------------------  ----------------------------
                                                                                      Number
                                                                           Credited     of
                                                                  Cash     to other  accounts   Amount
                                                               surrenders  accounts    with      of       Amount
                                                                prior to     (per    security  maturity    of
                 Description                      Maturities    maturity    part 2)   holders   value    reserves
------------------------------------------------- ----------   ----------  --------  -------- --------- ---------
   Additional credits and accrued interest
      thereon:
      "  15, includes ext mat                              0            0         0         0         0         0
      "  20,     "        "        "                       0            0         0         0         0         0
      "  15A,    "        "        "                       0            0         0         0         0         0
      "  22A,    "        "        "                     (29)          (3)      (31)        0         0        83
      "  I-76,   "        "        "                    (160)         (49)       (7)        0         0       373
      "  Res Plus Flex Pay                                 0            0         0         0         0         0
      "  IC-Q-Installment                                  0            0         0         0         0         0
      "  IC-Q-Ins                                          0            0        (1)        0         0         0
      "  IC-Q-Ins Emp                                      0            0         0         0         0         0
      "  IC-I                                              0            0       (19)        0         0         1
      "  IC-I-Emp                                          0            0       (32)        0         0         0
      "  Inst                                              0            0      (533)        0         0        14
      "  Inst-E                                            0            0        (2)        0         0         0
      "  RP-Q-Installment                                  0            0         0         0         0         0
      "  RP-Q-Flexible Pay                                 0            0         0         0         0        (0)
      "  RP-Q-Ins                                          0            0         0         0         0        (0)
      "  RP-Q-Ins Emp                                      0            0         0         0         0        (0)
      "  RP-I                                              0            0         0         0         0        (0)
      "  RP-I-EMP                                          0            0         0         0         0         0
      "  Inst-R                                            0            0       (15)        0         0         0
      "  Inst-R-E                                          0            0         0         0         0         0
                                                  ----------   ----------  --------  -------- --------- ---------
         Total                                          (189)         (52)     (640)        0         0       471
                                                  ----------   ----------  --------  -------- --------- ---------

AMERIPRISE CERTIFICATE COMPANY                                       SCHEDULE VI
     Certificate Reserves
 Part 1 - Summary of Changes
 Year ended December 31, 2008
         (Thousands)

                                                                         Balance
                                                                 at beginning of period               Additions
                                                              ----------------------------  ------------------------------
                                                    Yield to   Number                       Charged
                                                    maturity     of                            to                  Charged
                                                     on an    accounts   Amount              profit    Reserve    to other
                                                     annual     with       of      Amount     and    payments by  accounts
                                                    payment   security  maturity    of      loss or  certificate    (per
                 Description                         basis     holders   value    reserves   income    holders     part 2)
------------------------------------------------- ----------- -------- --------- ---------  -------  -----------  --------
Res for accrued 3rd year 2113 - Installment
   Prod only.                                                        0         0       820      604         (750)        0
Res for accrued 6th year 2114                                        0         0         0        0            0         0
Acc int - default I-76 2003/2025                          3.5        0         0         0        0            0         0
Res for add'l credits to be allowed                                  0         0         0        0            0         0
   Installment Cert-Special Add'l                                    0         0         0        0            0         0
   Credits I-76 (2105)                                               0         0         0        0            0         0
Accrued for add'l credits to                                         0         0         0        0            0         0
   be allowed at next anni (2102)                                    0         0         9       10            0         0
Reserve for death & disab (2111)                                     0         0         0        0            0         0
Res for reconversion (2104)                                          0         0         0        0            0         0
         Total                                                       0         0       829      614         (750)        0
                                                              -------- --------- ---------  -------  -----------  --------
         TOTAL INSTALLMENT CERTIFICATES                          8,394    25,089    56,659    1,306       12,966       619
                                                              ======== ========= =========  =======  ===========  ========
Fully paid certificates:
   Single-Payment certificates:
      SP 74 (C2740-10 Prod 40)                            3.5        0         0         0        0            0         0
      SP 75 - 50                                          3.5        0         0         0        0            0         0
      SP 76 - 60                                          3.5        0         0         0        0            0         0
      SP 77 - 70                                          3.5        0         0         0        0            0         0
      SP 78 - 80                                          3.5        0         0        (0)       0            0         0
      SP 79 - 90                                          3.5        0         0         0        0            0         0
      SP 80 - 100                                         3.5        0         0         0        0            0         0
      SP 81A - 110                                        3.5        1        10        10        0            0         0
      SP 82A - 111                                        3.5        2        22        22        0            0         0
      SP 82B - 112                                        3.5        0         0         0        0            0         0
      SP 83A - 113                                        3.5        0         0         0        0            0         0
      SP 83B - 114                                        3.5        0         0         0        0            0         0
      IC-2-84 - 115, 116,117,118,119                      3.5        4        16        16        0            0         0
      IC-2-85 - 120,121,122,123.124,125,126,127,
         128,129,130                                      3.5        2       134        22        0            0         0
      IC-2-86 - 131                                       3.5        1        76         5        0            0         0
      IC-2-87 - 132                                       3.5       33       651       455        0            0        13
      IC-2-88 - 133                                       3.5      125     1,992     2,063        0            0        73
      Reserve Plus Single Payment - 150                              6       119       169        0            0         2
      Cash Reserve Single Payment - 160                              0         0         0        0            0         0
      IC-Flexible Savings (Variable Term) - 165                122,888 1,444,281 1,591,905       (0)   1,607,528    70,639
      IC-Flexible Savings Emp (VT) - 166                           287     3,605     5,131        0          160       155


                                                             Deductions               Balance at close of period
                                                  ---------------------------------  ----------------------------
                                                                                      Number
                                                                           Credited     of
                                                                  Cash     to other  accounts   Amount
                                                               surrenders  accounts    with      of       Amount
                                                                prior to     (per    security  maturity    of
                 Description                      Maturities    maturity    part 2)   holders   value    reserves
------------------------------------------------- ----------   ----------  --------  -------- --------- ---------
Res for accrued 3rd year 2113 - Installment
   Prod only.                                              0            0         0         0         0       674
Res for accrued 6th year 2114                              0            0         0         0         0         0
Acc int - default I-76 2003/2025                           0            0         0         0         0         0
Res for add'l credits to be allowed                        0            0         0         0         0         0
   Installment Cert-Special Add'l                          0            0         0         0         0         0
   Credits I-76 (2105)                                     0            0         0         0         0         0
Accrued for add'l credits to                               0            0         0         0         0         0
   be allowed at next anni (2102)                          0            0       (12)        0         0         7
Reserve for death & disab (2111)                           0            0         0         0         0         0
Res for reconversion (2104)                                0            0         0         0         0         0
         Total                                             0            0       (12)        0         0       681
                                                  ----------   ----------  --------  -------- --------- ---------
         TOTAL INSTALLMENT CERTIFICATES               (5,074)#    (16,097)     (821)    7,310    37,810    49,558
                                                  ==========   ==========  ========  ======== ========= =========
Fully paid certificates:
   Single-Payment certificates:
      SP 74 (C2740-10 Prod 40)                             0            0         0         0         0         0
      SP 75 - 50                                           0            0         0         0         0         0
      SP 76 - 60                                           0            0         0         0         0         0
      SP 77 - 70                                           0            0         0         0         0         0
      SP 78 - 80                                           0            0         0         0         0        (0)
      SP 79 - 90                                           0            0         0         0         0         0
      SP 80 - 100                                          0            0         0         0         0         0
      SP 81A - 110                                       (10)           0         0         0         0         0
      SP 82A - 111                                       (20)           0         0         1         2         2
      SP 82B - 112                                         0            0         0         0         0         0
      SP 83A - 113                                         0            0         0         0         0         0
      SP 83B - 114                                         0            0         0         0         0         0
      IC-2-84 - 115, 116,117,118,119                      (4)           0         0         3        12        12
      IC-2-85 - 120,121,122,123.124,125,126,127,
         128,129,130                                       0            0         0         2        20        22
      IC-2-86 - 131                                       (3)           0         0         1         2         3
      IC-2-87 - 132                                     (286)         (86)      (65)        2        24        31
      IC-2-88 - 133                                     (405)        (178)      (84)       73     1,070     1,471
      Reserve Plus Single Payment - 150                 (145)          (7)        0         4        17        18
      Cash Reserve Single Payment - 160                    0            0         0         0         0         0
      IC-Flexible Savings (Variable Term) - 165       (2,759)    (860,779)        0   131,998 2,270,553 2,406,534
      IC-Flexible Savings Emp (VT) - 166                (281)      (1,356)        0       223     2,611     3,810

AMERIPRISE CERTIFICATE COMPANY                                       SCHEDULE VI
     Certificate Reserves
 Part 1 - Summary of Changes
 Year ended December 31, 2008
         (Thousands)

                                                                         Balance
                                                                 at beginning of period               Additions
                                                              ----------------------------  ------------------------------
                                                    Yield to   Number                       Charged
                                                    maturity     of                            to                  Charged
                                                     on an    accounts   Amount              profit    Reserve    to other
                                                     annual     with       of      Amount     and    payments by  accounts
                                                    payment   security  maturity    of      loss or  certificate    (per
                 Description                         basis     holders   value    reserves   income    holders     part 2)
------------------------------------------------- ----------- -------- --------- ---------  -------  -----------  --------
      IC-Preferred Investors - 250                                   7    11,096    11,353        0          404       247
      IC-Investors - 201, 202,203                                    0         0        (0)       0            0         0
      IC-Special Deposits U.K. - 204                                 0         0         0        0            0         0
      IC-Special Deposits HONG KONG - 205                            0         0         0        0            0         0
      IC-1-84 - 170, 171,172,173,174                                 1         1         3        0            0         0
      Cash Reserve Variable Payment - 660                            0         0         0        0            0         0
      Cash Reserve Variable PMT-3mo. - 662                      28,479   155,546   163,424        0       60,765     3,211
      IC-Future Value - 155                                          3         9         9        0            0         0
      IC-Future Value Emp - 156                                      0         0         0        0            0         0
      IC-Stock Market - 180                                     56,823   335,103   397,050        0       52,635     1,113
      IC-MSC - 181                                              22,665   359,205   400,368        0       46,441     1,512
      IC-EISC - 185                                                  0         0         0        0            0         0
      IC-AEBI Stock Market  - 301, 302,303,
         304,305                                                     0         0        (0)       0            0         0
                                                              -------- --------- ---------  -------  -----------  --------
         Total                                                 231,327 2,311,866 2,572,005       (0)   1,767,934    76,965
                                                              -------- --------- ---------  -------  -----------  --------
   Additional credits and accrued interest
      thereon:
      SP 74 (2030/1 4022)                                 3.5        0         0         0        0            0         0
      SP 75                                               3.5        0         0         0        0            0         0
      SP 76                                               3.5        0         0         0        0            0         0
      SP 77                                               3.5        0         0         0        0            0         0
      SP 78                                               3.5        0         0         0        0            0         0
      SP 79                                               3.5        0         0         0        0            0         0
      SP 80                                               3.5        0         0        (0)       0            0         0
      SP 81A                                              3.5        0         0         8        0            0         0
      SP 82A                                              3.5        0         0        19        0            0         0
      SP 82B                                              3.5        0         0        (0)       0            0         0
      SP 83A                                              3.5        0         0        (0)       0            0         0
      SP 83B                                              3.5        0         0        (0)       0            0         0
      IC-2-84                                             3.5        0         0        10        0            0         0
      IC-2-85                                             3.5        0         0         0        0            0         0
      IC-2-86                                             3.5        0         0        (0)       0            0         0
      IC-2-87                                             3.5        0         0        13        2            0         0
      IC-2-88                                             3.5        0         0        40       62            0         0
      Reserve Plus SP 2004-4061                                      0         0        (0)       2            0         0
      Cash Reserve SP                                                0         0        (0)       0            0         0
      IC-Flexible Savings                                            0         0     2,899   75,957            0         0
      IC-Preferred Investors                                         0         0        13      274            0         0


                                                             Deductions               Balance at close of period
                                                  ---------------------------------  ----------------------------
                                                                                      Number
                                                                           Credited     of
                                                                  Cash     to other  accounts   Amount
                                                               surrenders  accounts    with      of       Amount
                                                                prior to     (per    security  maturity    of
                 Description                      Maturities    maturity    part 2)   holders   value    reserves
------------------------------------------------- ----------   ----------  --------  -------- --------- ---------
      IC-Preferred Investors - 250                         0      (10,148)        0         4     1,849     1,857
      IC-Investors - 201, 202,203                          0            0         0         0         0        (0)
      IC-Special Deposits U.K. - 204                       0            0         0         0         0         0
      IC-Special Deposits HONG KONG - 205                  0            0         0         0         0         0
      IC-1-84 - 170, 171,172,173,174                       0            0         0         1         1         4
      Cash Reserve Variable Payment - 660                  0            0         0         0         0         0
      Cash Reserve Variable PMT-3mo. - 662              (923)    (103,396)        0    21,293   115,125   123,081
      IC-Future Value - 155                               (5)           0         0         2         4         4
      IC-Future Value Emp - 156                            0            0         0         0         0         0
      IC-Stock Market - 180                           (4,773)    (116,746)        0    48,150   280,635   329,279
      IC-MSC - 181                                         0      (85,804)        0    20,691   327,600   362,516
      IC-EISC - 185                                        0            0         0         0         0         0
      IC-AEBI Stock Market  - 301, 302,303,
         304,305                                           0            0         0         0         0        (0)
                                                  ----------   ----------  --------  -------- --------- ---------
         Total                                        (9,613)  (1,178,499)     (149)  222,448 2,999,525 3,228,644
                                                  ----------   ----------  --------  -------- --------- ---------
   Additional credits and accrued interest
      thereon:
      SP 74 (2030/1 4022)                                  0            0         0         0         0         0
      SP 75                                                0            0         0         0         0         0
      SP 76                                                0            0         0         0         0         0
      SP 77                                                0            0         0         0         0         0
      SP 78                                                0            0         0         0         0         0
      SP 79                                                0            0         0         0         0         0
      SP 80                                                0            0         0         0         0        (0)
      SP 81A                                              (8)           0         0         0         0        (0)
      SP 82A                                             (17)           0         0         0         0         2
      SP 82B                                               0            0         0         0         0        (0)
      SP 83A                                               0            0         0         0         0        (0)
      SP 83B                                               0            0         0         0         0        (0)
      IC-2-84                                             (3)           0         0         0         0         7
      IC-2-85                                              0            0         0         0         0         0
      IC-2-86                                              0            0         0         0         0        (0)
      IC-2-87                                              0           (3)      (12)        0         0         0
      IC-2-88                                              0           (1)      (72)        0         0        29
      Reserve Plus SP 2004-4061                            0            0        (2)        0         0         0
      Cash Reserve SP                                      0            0         0         0         0        (0)
      IC-Flexible Savings                                  0       (4,708)  (70,701)        0         0     3,448
      IC-Preferred Investors                               0          (38)     (247)        0         0         2

AMERIPRISE CERTIFICATE COMPANY                                       SCHEDULE VI
     Certificate Reserves
 Part 1 - Summary of Changes
 Year ended December 31, 2008
         (Thousands)

                                                                         Balance
                                                                 at beginning of period               Additions
                                                              ----------------------------  ------------------------------
                                                    Yield to   Number                       Charged
                                                    maturity     of                            to                  Charged
                                                     on an    accounts   Amount              profit    Reserve    to other
                                                     annual     with       of      Amount     and    payments by  accounts
                                                    payment   security  maturity    of      loss or  certificate    (per
                 Description                         basis     holders   value    reserves   income    holders     part 2)
------------------------------------------------- ----------- -------- --------- ---------  -------  -----------  --------
      IC-FS-EMP                                                      0         0         9      180            0         0
      IC-Investors                                                   0         0        (0)       0            0         0
      IC-Special Deposits U.K.                                       0         0        (0)       0            0         0
      IC-Special Deposits HONG KONG                                  0         0         0        0            0         0
      IC-1-84 - 2013-4061                                            0         0        (0)       0            0         0
      Cash Reserve VP 2004-4061                                      0         0         0        0            0         0
      Cash Reserve Variable Payment-3mo.                             0         0       506    3,560         (494)        0
      IC-Future Value                                                0         0        11        1            0         0
      IC-Future Value Emp                                            0         0         0        0            0         0
   IC-Stk Mkt, 2004/16/31-4000/16                                    0         0       798      909           (0)        0
   IC-MSC                                                            0         0       241    1,214            0         0
   IC - EISC                                                         0         0        (0)       0            0         0
   IC-AEBI Stk Mkt 2004/31/19-4000/16                                0         0        (0)       0            0         0
                                                              -------- --------- ---------  -------  -----------  --------
         Total                                                       0         0     4,567   82,161         (494)        0
                                                              -------- --------- ---------  -------  -----------  --------
   Accrued for additional credits to be allowed
      at next anniversaries:
      SP 74 (2102-4070)                                              0         0         0        0            0         0
      SP 75                                                          0         0        (1)       0            0         0
      SP 76                                                          0         0         0        0            0         0
      SP 77                                                          0         0        (0)       0            0         0
      SP 78                                                          0         0         0        0            0         0
      SP 79                                                          0         0         0        0            0         0
      SP 80                                                          0         0         0        0            0         0
      SP 81A                                                         0         0         0        0            0         0
      SP 82A                                                         0         0         0        0            0         0
      SP 82B                                                         0         0        (0)       0            0         0
      SP 83A                                                         0         0        (0)       0            0         0
      SP 83B                                                         0         0        (0)       0            0         0
      IC-2-84 - 2019-4061                                            0         0         0        0            0         0
      IC-2-85                                                        0         0         0        0            0         0
      IC-2-86                                                        0         0        (0)       0            0         0
      IC-2-87                                                        0         0         0       (0)           0         0
      IC-2-88                                                        0         0         1        1            0         0


                                                             Deductions               Balance at close of period
                                                  ---------------------------------  ----------------------------
                                                                                      Number
                                                                           Credited     of
                                                                  Cash     to other  accounts   Amount
                                                               surrenders  accounts    with      of       Amount
                                                                prior to     (per    security  maturity    of
                 Description                      Maturities    maturity    part 2)   holders   value    reserves
------------------------------------------------- ----------   ----------  --------  -------- --------- ---------
      IC-FS-EMP                                            0          (28)     (155)        0         0         5
      IC-Investors                                         0            0         0         0         0        (0)
      IC-Special Deposits U.K.                             0            0         0         0         0        (0)
      IC-Special Deposits HONG KONG                        0            0         0         0         0         0
      IC-1-84 - 2013-4061                                  0            0        (0)        0         0        (0)
      Cash Reserve VP 2004-4061                            0            0         0         0         0         0
      Cash Reserve Variable Payment-3mo.                   0          (27)   (3,214)        0         0       333
      IC-Future Value                                     (5)           0         0         0         0         7
      IC-Future Value Emp                                  0            0         0         0         0         0
   IC-Stk Mkt, 2004/16/31-4000/16                          0          (74)   (1,114)        0         0       519
   IC-MSC                                                  0          (12)   (1,288)        0         0       155
   IC - EISC                                               0            0         0         0         0        (0)
   IC-AEBI Stk Mkt 2004/31/19-4000/16                      0            0         0         0         0        (0)
                                                  ----------   ----------  --------  -------- --------- ---------
         Total                                           (33)      (4,889)  (76,805)        0         0     4,509
                                                  ----------   ----------  --------  -------- --------- ---------
   Accrued for additional credits to be allowed
      at next anniversaries:
      SP 74 (2102-4070)                                    0            0         0         0         0         0
      SP 75                                                0            0         0         0         0        (1)
      SP 76                                                0            0         0         0         0         0
      SP 77                                                0            0         0         0         0        (0)
      SP 78                                                0            0         0         0         0         0
      SP 79                                                0            0         0         0         0         0
      SP 80                                                0            0         0         0         0         0
      SP 81A                                               0            0         0         0         0         0
      SP 82A                                               0            0         0         0         0         0
      SP 82B                                               0            0         0         0         0        (0)
      SP 83A                                               0            0         0         0         0        (0)
      SP 83B                                               0            0         0         0         0        (0)
      IC-2-84 - 2019-4061                                  0            0         0         0         0         0
      IC-2-85                                              0            0         0         0         0         0
      IC-2-86                                              0            0         0         0         0        (0)
      IC-2-87                                              0            0        (0)        0         0        (0)
      IC-2-88                                              0            0        (2)        0         0         0

AMERIPRISE CERTIFICATE COMPANY                                       SCHEDULE VI
     Certificate Reserves
 Part 1 - Summary of Changes
 Year ended December 31, 2008
         (Thousands)

                                                                         Balance
                                                                 at beginning of period               Additions
                                                              ----------------------------  ------------------------------
                                                    Yield to   Number                       Charged
                                                    maturity     of                            to                  Charged
                                                     on an    accounts   Amount              profit    Reserve    to other
                                                     annual     with       of      Amount     and    payments by  accounts
                                                    payment   security  maturity    of      loss or  certificate    (per
                 Description                         basis     holders   value    reserves   income    holders     part 2)
------------------------------------------------- ----------- -------- --------- ---------  -------  -----------  --------
      IC-Stock Mkt - 2019/31-4061 SEC 5 from
         C2785-81                                                    0         0         0        0            0         0
      IC-Market Strategy Certificate
         (SEC 5 from c2785-81)                                       0         0         0       (0)           0         0
      IC-EISC                                                        0         0     3,895   (2,696)           0         0
      IC-AEBI Stock Market                                           0         0     3,922   (2,461)          (0)        0
                                                                     0         0        (0)       0            0         0
                                                                     0         0         0        0            0         0
         Total                                                       0         0     7,817   (5,156)          (0)        0
                                                              -------- --------- ---------  -------  -----------  --------
         TOTAL SINGLE PAYMENT - NON QUALIFIED                  231,327 2,311,866 2,584,389   77,004    1,767,440    76,965
                                                              -------- --------- ---------  -------  -----------  --------
   R Series Single-Payment certificates:
      R-76 - 900                                          3.5        1         2         2        0            0         0
      R-77 - 910                                          3.5        9        83        40        0            0         1
      R-78 - 911                                          3.5       20       123       136        0            0         5
      R-79 - 912                                          3.5       31       167       179        0            0         6
      R-80 - 913                                          3.5       21       136       136        0            0         5
      R-81 - 914                                          3.5       10        71        63        0            0         2
      R-82A - 915                                         3.5       56       281       225        0            0         8
      RP-Q - 916                                                   100       147       414        0            0         9
      R-II - 920                                          3.5       36       266       163        0            0         5
      RP-2-84 - 921,922,923,924,925                       3.5        3       166        15        0            0         0
      RP-2-85 - 926,927,928,929,930,931,932,
         933,934,935,936                                  3.5        0         0        (0)       0            0         0
      RP-2-86 - 937                                       3.5        0         4        (0)       0            0         0
      RP-2-87 - 938                                       3.5       19       141        90        0            0         3
      RP-2-88 - 939                                       3.5       22       102       117        0            0         4
      Cash Reserve RP - 970                                          0         0         0        0            0         0
      RP-Flexible Savings - 971                                 41,419   697,284   757,989        0      886,031    35,384
      RP-Preferred Investors - 950                                   1       441       568        0            0        20
      Cash Reserve RP-3 mo. - 972                                3,965    28,669    29,921        0        5,540       584
      RP-Flexible Savings Emp - 973                                120     1,266     1,920        0           21        74
      RP-Future Value - 975                                          0         0        (0)       0            0         0
      RP-Future Value Emp - 976                                      0         0         0        0            0         0
      RP-Stock Market - 960                                     11,227   118,957   135,148        0       29,427       311
      Market Strategy Cert - 961
         (section 1-6 from Report
         2785-81-RP-STOCK-VB 2001)                               3,937   103,928   114,671        0       19,395       446
      D-1 - sum of SERIES D on Summary
         page - 400 + 990-993                                       65     5,020     6,381        0            0       180
         Total                                                  61,062   957,254 1,048,178        0      940,414    37,048
                                                              -------- --------- ---------  -------  -----------  --------


                                                             Deductions               Balance at close of period
                                                  ---------------------------------  ----------------------------
                                                                                      Number
                                                                           Credited     of
                                                                  Cash     to other  accounts   Amount
                                                               surrenders  accounts    with      of       Amount
                                                                prior to     (per    security  maturity    of
                 Description                      Maturities    maturity    part 2)   holders   value    reserves
------------------------------------------------- ----------   ----------  --------  -------- --------- ---------
      IC-Stock Mkt - 2019/31-4061 SEC 5 from
         C2785-81                                          0            0         0         0         0         0
      IC-Market Strategy Certificate
         (SEC 5 from c2785-81)                             0            0         0         0         0        (0)
      IC-EISC                                              0           (4)       (0)        0         0     1,194
      IC-AEBI Stock Market                                 0          (10)     (226)        0         0     1,226
                                                           0            0         0         0         0        (0)
                                                           0            0         0         0         0         0
         Total                                             0          (14)     (228)        0         0     2,420
                                                  ----------   ----------  --------  -------- --------- ---------
         TOTAL SINGLE PAYMENT - NON QUALIFIED         (9,645)  (1,183,403)  (77,181)  222,448 2,999,525 3,235,573
                                                  ----------   ----------  --------  -------- --------- ---------
   R Series Single-Payment certificates:
      R-76 - 900                                           0           (0)        0         1         2         2
      R-77 - 910                                           0           (1)        0         9        34        41
      R-78 - 911                                           0          (14)        0        17       109       127
      R-79 - 912                                           0          (21)        0        27       148       163
      R-80 - 913                                           0          (26)        0        17       112       114
      R-81 - 914                                           0          (15)        0         9        55        50
      R-82A - 915                                          0          (24)        0        48       251       209
      RP-Q - 916                                           0          (50)        0        89       128       373
      R-II - 920                                           0          (32)        0        30       209       135
      RP-2-84 - 921,922,923,924,925                       (6)           0         0         2        16         9
      RP-2-85 - 926,927,928,929,930,931,932,
         933,934,935,936                                   0            0         0         0         0        (0)
      RP-2-86 - 937                                        0            0         0         0         0        (0)
      RP-2-87 - 938                                      (94)          (0)        0         0         0         0
      RP-2-88 - 939                                      (24)          (2)        0        15        81        95
      Cash Reserve RP - 970                                0            0         0         0         0         0
      RP-Flexible Savings - 971                         (513)    (384,294)        0    52,569 1,246,068 1,294,596
      RP-Preferred Investors - 950                         0            0         0         1       441       589
      Cash Reserve RP-3 mo. - 972                        (64)     (15,270)        0     3,046    19,163    20,711
      RP-Flexible Savings Emp - 973                       (9)        (532)        0        96       979     1,475
      RP-Future Value - 975                                0            0         0         0         0        (0)
      RP-Future Value Emp - 976                            0            0         0         0         0         0
      RP-Stock Market - 960                             (429)     (46,509)        0    10,016   105,143   117,949
      Market Strategy Cert - 961
         (section 1-6 from Report
         2785-81-RP-STOCK-VB 2001)                         0      (25,610)        0     3,820   100,306   108,901
      D-1 - sum of SERIES D on Summary
         page - 400 + 990-993                           (106)        (815)        0        54     4,166     5,640
         Total                                        (1,244)    (473,216)        0    69,866 1,477,410 1,551,181
                                                  ----------   ----------   -------  -------- --------- ---------

AMERIPRISE CERTIFICATE COMPANY                                       SCHEDULE VI
     Certificate Reserves
 Part 1 - Summary of Changes
 Year ended December 31, 2008
         (Thousands)

                                                                         Balance
                                                                 at beginning of period               Additions
                                                              ----------------------------  ------------------------------
                                                    Yield to   Number                       Charged
                                                    maturity     of                            to                  Charged
                                                     on an    accounts   Amount              profit    Reserve    to other
                                                     annual     with       of      Amount     and    payments by  accounts
                                                    payment   security  maturity    of      loss or  certificate    (per
                 Description                         basis     holders   value    reserves   income    holders     part 2)
------------------------------------------------- ----------- -------- --------- ---------  -------  -----------  --------
   Additional Interest on R-Series Single
      Payment Reserves:
      R-76                                                3.5        0         0         0        0            0         0
      R-77                                                3.5        0         0         1        1            0         0
      R-78                                                3.5        0         0         3        5            0         0
      R-79                                                3.5        0         0         4        6            0         0
      R-80                                                3.5        0         0         4        5            0         0
      R-81                                                3.5        0         0         1        2            0         0
      R-82A                                               3.5        0         0         7        8            0         0
      RP-Q                                                           0         0        (0)       9            0         0
      R-II                                                3.5        0         0         4        5            0         0
      RP-2-84                                             3.5        0         0        (0)       0            0         0
      RP-2-85                                             3.5        0         0        (0)       0            0         0
      RP-2-86                                             3.5        0         0        (0)       0            0         0
      RP-2-87                                             3.5        0         0         3        1            0         0
      RP-2-88                                             3.5        0         0         2        4            0         0
      Cash Reserve RP                                                0         0        (0)       0            0         0
      RP-Flexible Savings                                            0         0     1,382   37,200            0         0
      RP-Preferred Investors                                         0         0         1       20            0         0
      Cash Reserve RP-3 mo. Plus                                     0         0        96      654         (104)        0
      RP-Flexible Savings Emp                                        0         0         4       76            0         0
      RP-Future Value                                                0         0         0        0            0         0
      RP-Future Value Emp                                            0         0         0        0            0         0
      RP-Stock Market                                                0         0       232      264            0         0
      Market Strategy Cert
         (2785-81 RP-STOCK VB 2004/4000 &
         2016/2031/4016)                                             0         0        73      378            0         0
      D-1 -400                                                      21        82         0      211            0         0
         Total                                                      21        82     1,817   38,848         (104)        0
                                                              -------- --------- ---------  -------  -----------  --------


                                                             Deductions               Balance at close of period
                                                  ---------------------------------  ----------------------------
                                                                                      Number
                                                                           Credited     of
                                                                  Cash     to other  accounts   Amount
                                                               surrenders  accounts    with      of       Amount
                                                                prior to     (per    security  maturity    of
                 Description                      Maturities    maturity    part 2)   holders   value    reserves
------------------------------------------------- ----------   ----------  --------  -------- --------- ---------
   Additional Interest on R-Series Single
      Payment Reserves:
      R-76                                                 0            0        (0)        0         0         0
      R-77                                                 0           (0)       (1)        0         0         1
      R-78                                                 0           (0)       (5)        0         0         3
      R-79                                                 0           (0)       (6)        0         0         4
      R-80                                                 0           (0)       (5)        0         0         3
      R-81                                                 0           (0)       (2)        0         0         1
      R-82A                                                0           (0)       (8)        0         0         6
      RP-Q                                                 0            0        (9)        0         0        (0)
      R-II                                                 0           (0)       (5)        0         0         3
      RP-2-84                                              0            0         0         0         0        (0)
      RP-2-85                                              0            0         0         0         0        (0)
      RP-2-86                                              0            0         0         0         0        (0)
      RP-2-87                                              0            0        (3)        0         0        (0)
      RP-2-88                                              0           (0)       (4)        0         0         2
      Cash Reserve RP                                      0            0         0         0         0        (0)
      RP-Flexible Savings                                  0       (1,343)  (35,384)        0         0     1,854
      RP-Preferred Investors                               0            0       (20)        0         0         1
      Cash Reserve RP-3 mo. Plus                           0           (6)     (584)        0         0        56
      RP-Flexible Savings Emp                              0           (3)      (74)        0         0         2
      RP-Future Value                                      0            0         0         0         0         0
      RP-Future Value Emp                                  0            0         0         0         0         0
      RP-Stock Market                                      0          (26)     (311)        0         0       160
      Market Strategy Cert
         (2785-81 RP-STOCK VB 2004/4000 &
         2016/2031/4016)                                   0           (1)     (389)        0         0        61
      D-1 -400                                             0          (32)     (180)       19        53         0
         Total                                             0       (1,412)  (36,992)       19        53     2,158
                                                  ----------   ----------  --------  -------- --------- ---------

AMERIPRISE CERTIFICATE COMPANY                                       SCHEDULE VI
     Certificate Reserves
 Part 1 - Summary of Changes
 Year ended December 31, 2008
         (Thousands)

                                                                         Balance
                                                                 at beginning of period               Additions
                                                              ----------------------------  ------------------------------
                                                    Yield to   Number                       Charged
                                                    maturity     of                            to                  Charged
                                                     on an    accounts   Amount              profit    Reserve    to other
                                                     annual     with       of      Amount     and    payments by  accounts
                                                    payment   security  maturity    of      loss or  certificate    (per
                 Description                         basis     holders   value    reserves   income    holders     part 2)
------------------------------------------------- ----------- -------- --------- ---------  -------  -----------  --------
   Accrued for additional credits to be allowed
      at next anniversaries:
      RP-Stock Market                                                          0     1,295     (881)           0         0
      Market Strategy Cert
         (C2785-81 2019/2102/4061)                                   0         0     1,057     (648)           0         0
         Total                                                       0         0     2,352   (1,529)           0         0
                                                              -------- --------- ---------  -------  -----------  --------
         TOTAL SINGLE PAYMENT - QUALIFIED                       61,083   957,335 1,052,347   37,319      940,310    37,048
                                                              -------- --------- ---------  -------  -----------  --------
   Paid-up certificates:
      Series 15 and 20                                   3.25        0         0        (0)       0            0         0
         "   15A and 22A                                  3.5        0         0       480        5            0        32
         "   I-76 - 640                                   3.5        0         0     1,582       48            0        34
         Total                                                       0         0     2,062       53            0        66
                                                              -------- --------- ---------  -------  -----------  --------
   Additional credits and accrued interest
      thereon:
      Series 15 and 20                                    2.5        0         0         0        0            0         0
         "   15A and 22A                                    3       26       491         5        0            0         0
         "   I-76                                         3.5      324     1,733       143        4            0         0
         Total                                                     350     2,224       148        4            0         0
                                                              -------- --------- ---------  -------  -----------  --------
   Accrued for additional credits to be allowed
      at next anniversaries                                          0         0         0        0            0         0
                                                              -------- --------- ---------  -------  -----------  --------
         Total paid-up                                             350     2,224     2,210       57            0        66
                                                              -------- --------- ---------  -------  -----------  --------


                                                             Deductions               Balance at close of period
                                                  ---------------------------------  ----------------------------
                                                                                      Number
                                                                           Credited     of
                                                                  Cash     to other  accounts   Amount
                                                               surrenders  accounts    with      of       Amount
                                                                prior to     (per    security  maturity    of
                 Description                      Maturities    maturity    part 2)   holders   value    reserves
------------------------------------------------- ----------   ----------  --------  -------- --------- ---------
   Accrued for additional credits to be allowed
      at next anniversaries:
      RP-Stock Market                                      0            0        (0)        0         0       414
      Market Strategy Cert
         (C2785-81 2019/2102/4061)                         0           (3)      (56)        0         0       349
         Total                                             0           (3)      (57)        0         0       762
                                                  ----------   ----------  --------  -------- --------- ---------
         TOTAL SINGLE PAYMENT - QUALIFIED             (1,244)    (474,631)  (37,048)   69,885 1,477,463 1,554,101
                                                  ----------   ----------  --------  -------- --------- ---------
   Paid-up certificates:
      Series 15 and 20                                     0            0         0         0         0        (0)
         "   15A and 22A                                (151)         (83)     (217)        0         0        66
         "   I-76 - 640                                 (301)        (196)      (18)        0         0     1,148
         Total                                          (452)        (279)     (235)        0         0     1,214
                                                  ----------   ----------  --------  -------- --------- ---------
   Additional credits and accrued interest
      thereon:
      Series 15 and 20                                      0           0         0         0         0         0
         "   15A and 22A                                  (3)          (1)       (0)        9       (0)         1
         "   I-76                                        (36)          (4)       (0)      235     1,193       107
         Total                                           (39)          (5)       (0)      244     1,193       108
                                                  ----------   ----------  --------  -------- --------- ---------
   Accrued for additional credits to be allowed
      at next anniversaries                                0            0       (0)         0         0         0
                                                  ----------   ----------  --------  -------- --------- ---------
         Total paid-up                                  (491)        (284)     (235)      244     1,193     1,322
                                                  ----------   ----------  --------  -------- --------- ---------

AMERIPRISE CERTIFICATE COMPANY                                       SCHEDULE VI
     Certificate Reserves
 Part 1 - Summary of Changes
 Year ended December 31, 2008
         (Thousands)

                                                                         Balance
                                                                 at beginning of period               Additions
                                                              ----------------------------  ------------------------------
                                                    Yield to   Number                       Charged
                                                    maturity     of                            to                  Charged
                                                     on an    accounts   Amount              profit    Reserve    to other
                                                     annual     with       of      Amount     and    payments by  accounts
                                                    payment   security  maturity    of      loss or  certificate    (per
                 Description                         basis     holders   value    reserves   income    holders     part 2)
------------------------------------------------- ----------- -------- --------- ---------  -------  -----------  --------
   Optional settlement certificates:
Series  IST&G                                               3        0         0         0        0            0         0
Other series and conversions from Single             Source
                                                    2740-10:
                                                    Options          0         0         0        0            0         0
   Payment certificates                           2.5-3-3-3.5        0         0    52,683    1,570            0       634
Series R-76 thru R-82A - Prod 900                           3        0         0         3        0            0         0
Series R-II & RP-2-84 thru 88 - Prod 921                  3.5        0         0        60        2            0         0
Reserve Plus Single-Payment (Prod 150)                               0         0        89        2            0         0
Reserve Plus Flex-Pay & IC-Q-Inst
   (Prod 650, 651, 652)                                              0         0        35        0            0         0
Series R-Installment (Prod 980, 981,982)                             0         0        43        0            0         0
Series R-Single-Payment (Prod 133)                                   0         0        (0)       0            0         0
Add'l credits and accrued int. thereon                  2.5-3        0         0     4,636      129            0       170
Add'l credits and accrued int. thereon-IST&G            2.5-3        0         0         0        0            0         0
Accrued for additional credits to be allowed                         0         0        89      132            0         0
   at next anniversaries                                             0         0         0        0            0         0
Accrued for additional credits to be allowed                         0         0         0        0            0         0
   at next anniversaries-R-76-R-82A & R-II                           0         0         0        0            0         0
Accrued for additional credits to be allowed
   at next anniversaries-IST&G                                       0         0         0        0            0         0
                                                              -------- --------- ---------  -------  -----------  --------
         Total optional settlement                                   0         0    57,638    1,835            0       804
                                                              -------- --------- ---------  -------  -----------  --------
Due to unlocated cert holders                                        0         0        67        0            0        46
                                                              -------- --------- ---------  -------  -----------  --------
         Total certificate reserves                            301,154 3,296,514 3,753,310  117,521    2,720,717   115,548


                                                             Deductions               Balance at close of period
                                                  ---------------------------------  ----------------------------
                                                                                      Number
                                                                           Credited     of
                                                                  Cash     to other  accounts   Amount
                                                               surrenders  accounts    with      of       Amount
                                                                prior to     (per    security  maturity    of
                 Description                      Maturities    maturity    part 2)   holders   value    reserves
------------------------------------------------- ----------   ----------  --------  -------- --------- ---------
   Optional settlement certificates:
Series  IST&G                                            (0)            0         0         0         0         0
Other series and conversions from Single

                                                           0            0         0         0         0         0
   Payment certificates                               (2,766)      (2,975)        0         0         0    49,144
Series R-76 thru R-82A - Prod 900                         (3)           0         0         0         0         1
Series R-II & RP-2-84 thru 88 - Prod 921                  (7)          (6)        0         0         0        49
Reserve Plus Single-Payment (Prod 150)                    (2)          (4)        0         0         0        85
Reserve Plus Flex-Pay & IC-Q-Inst
   (Prod 650, 651, 652)                                    0          (21)        0         0         0        14
Series R-Installment (Prod 980, 981,982)                  (3)          (8)        0         0         0        32
Series R-Single-Payment (Prod 133)                         0            0         0         0         0       (0)
Add'l credits and accrued int. thereon                  (347)        (287)     (116)        0         0     4,183
Add'l credits and accrued int. thereon-IST&G              (0)           0         0         0         0         0
Accrued for additional credits to be allowed              (0)          (0)     (170)        0         0        51
   at next anniversaries                                   0            0         0         0         0         0
Accrued for additional credits to be allowed              (0)          (0)       (0)        0         0       (0)
   at next anniversaries-R-76-R-82A & R-II                 0            0         0         0         0         0
Accrued for additional credits to be allowed
   at next anniversaries-IST&G                             0            0        (0)        0         0         0
                                                  ----------   ----------  --------  -------- --------- ---------
         Total optional settlement                    (3,128)      (3,301)     (286)        0         0    53,559
                                                  ----------   ----------  --------  -------- --------- ---------
Due to unlocated cert holders                              0           (1)      (10)        0         0       101
                                                  ----------   ----------  --------  -------- --------- ---------
         Total certificate reserves                  (19,582)  (1,677,718) (115,582)  299,887 4,515,991 4,894,214

CERTIFICATE RESERVES
(IN THOUSANDS)
DECEMBER 31, 2008

Part 2 - Descriptions of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Additional credits on installment certificates and
   accrued interest thereon:
      Other additions represent:
         Transfers from accruals for additional credits to be
            allowed at next anniversaries                              $     13
         Reconversions of paid-up certificates-charged to paid-up
            reserves                                                          6
         Transfers from maturities to extended maturities,
            additional credits/interest and advance payments                600
                                                                       --------
                                                                       $    619
                                                                       ========
      Other deductions represent:
         Transfers to reserves on a quarterly basis for Reserve
            Plus Flexible-Payment, IC-Q-Installment and
            R-Flexible-Payment                                         $    601
         Conversions to optional settlement certificates-credited
            to optional settlement reserves                                 135
         Conversions to paid-up certificates-credited to
            paid-up reserves                                                 66
         Transfers to extended maturities at maturity                         0
                                                                       --------
                                                                       $    802
                                                                       ========
Accrual for additional credits to be allowed on installment
   certificates at next anniversaries:
      Other deductions represent:
         Transfers to reserves for additional credits on installment
            certificates                                               $     10
                                                                       ========
Reserve for death and disability refund options:
      Other deductions represent:
         Payments, in excess of installment reserves, made to
            certificate holders who exercised the death and
            disability refund options.                                 $      0
                                                                       ========
Reserve for reconversions of paid-up certificates:
      The amount shown as charged to profit and loss has been
         deducted from reserve recoveries in the accompanying
         Statement of Operations                                       $      0
                                                                       ========
      Other deductions represent:
         Amounts credited to installment certificate reserves to
            mature, on reconversions of paid-up certificates.          $      6
                                                                       ========
Paid-up certificates:
   Other additions represent:
      Conversions from installment certificates (charged to
         installment reserves less surrender charges)                  $     66
      Transfers from accrual for additional credits to be allowed
         at next anniversaries                                                0
                                                                       --------
                                                                       $     66
                                                                       ========
   Other deductions represent:
      Transfers credited to installment reserves on reconversions
         to installment certificates                                   $      0
      Transfers for accrual for additional credits and accrued
         interest thereon                                                     0
      Transfers to settlement options                                       235
                                                                       --------
                                                                       $    235
                                                                       ========

CERTIFICATE RESERVES
(IN THOUSANDS)
DECEMBER 31, 2008

Part 2 - Descriptions of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Default interest on installment certificates:
   Other additions represent:
      Reconversions of paid-up certificates charged to paid-up
         reserves                                                      $      0
                                                                       ========
   Other deductions represent:
      Conversions to paid-up certificates - credited to paid-up
         reserves                                                      $      0
      Transfers to advance payments as late payments are credited
         to certificates                                                     (0)
                                                                       --------
                                                                       $     (0)
                                                                       ========
Optional settlement certificates:
   Other additions represent:
      Transfers from installment certificate reserves (less
         surrender charges), single-payment and Series D certificate
         reserves upon election of optional settlement privileges      $    399
      Transfers from paid-up certificate reserves                           235
      Transfers from accruals for additional credits to be allowed
         at next anniversaries                                              170
                                                                       --------
                                                                       $    803
                                                                       ========
   Other deductions represent:
      Transfers to reserve for additional credits and accrued
         interest thereon                                              $    170
      Transfers to optional settlement reserves                             116
                                                                       --------
                                                                       $    286
                                                                       ========
Single-Payment certificates:
   Other additions represent:
      Transfers from accruals for additional credits to be allowed
         at next anniversaries                                         $      0
      Transfers from accruals on a quarterly basis on:                        0
         Reserve Plus Single-Payment                                          0
         Cash Reserve Single-Payment                                          0
         Flexible Savings                                                70,639
         Flexible Savings-Emp                                               155
         Preferred Investors                                                247
         Investors                                                            0
         Special Deposits                                                     0
         Cash Reserve                                                         0
         Cash Reserve-3mo                                                 3,211
         Future Value                                                         0
         Stock Market                                                     1,113
         Market Strategy                                                  1,512
         AEBI Stock Market                                                    0
         Equity Index Stock Certificate                                       0
         RP-Q                                                                 9
         Cash Reserve-RP                                                      0
         Cash Reserve-RP-3mo                                                584
         Flexible Saving-RP                                              35,384
         Flexible Savings-RP-Emp                                             74
         Preferred Investors-RP                                              20
         Stock Market-RP                                                    311
         Market Strategy-RP                                                 446
      Transfers from accruals at anniversaries maintained in a
         separate reserve account.                                          308
                                                                       --------
                                                                       $114,013
                                                                       ========

CERTIFICATE RESERVES
(IN THOUSANDS)
DECEMBER 31, 2008

Part 2 - Descriptions of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Single-Payment certificates continued:
   Other deductions represent:
      Transfers to optional settlement reserves:
         Single-Payment                                                $  1,577
         R Single-Payment                                                     0
      Transfers to reserves for additional credits and accrued
         interest thereon                                                  (308)
      Transfers to a separate reserve account from the accrual
         account                                                             13
      Transfers to reserves on a quarterly basis:
         Reserve Plus Single-Payment                                          2
         Cash Reserve Single-Payment                                          0
         Flexible Savings                                                70,762
         Flexible Savings-Emp                                                 0
         Preferred Investors                                                247
         Investors                                                            0
         Special Deposits                                                     0
         Cash Reserve                                                         0
         Cash Reserve-3mo                                                 3,217
         IC-Stock Market                                                      1
         Stock Market                                                     1,115
         AEBI Stock Market                                                1,288
         RP-Q                                                                 9
         Cash Reserve-RP                                                      0
         Cash Reserve-RP-3mo                                                584
         Flexible Saving-RP                                              35,384
         Flexible Savings-RP-Emp                                             74
         Preferred Investors-RP                                              20
         Stock Market-RP                                                    311
      Transfers to Federal tax withholding                                  (66)
                                                                       --------
                                                                       $114,230
                                                                       ========
Due to unlocated certificate holders:
   Other additions represent:
      Amounts equivalent to payments due certificate holders who
         could not be located                                          $     46
                                                                       ========
   Other deductions represent:
   Payments to certificate holders credited to cash                    $     10
                                                                       ========

AMERIPRISE CERTIFICATE COMPANY, INC.                         CERTIFICATE RESERVES   SCHEDULE VI
PART 3 - INFORMATION REGARDING
INSTALLMENT CERTIFICATES
DECEMBER 2008

     DATE PRINTED
         02/26/09

                                                                                                                  DEDUCTION
                                                                                                                FROM RESERVES
                                          NUMBER OF                                                         ---------------------
                                           ACCOUNTS              AMOUNT OF                                     CASH SURRENDERS
                                       WITH CERTIFICATE           MATURITY                 AMOUNT OF          PRIOR TO MATURITY
                                           HOLDERS                 VALUE                   RESERVES         ---------------------
                                      DECEMBER 31, 2008     DECEMBER 31, 2008         DECEMBER 31, 2008      SURRENDER    OTHER
                                      ----------------- ------------------------- ------------------------- ----------- ---------
CERT SERIES                 MOS. PAID     2007     2008     2007         2008         2007         2008         2008       2008
-----------                 --------- ----------- ----- ------------ ------------ ------------ ------------ ----------- ---------
15 INC EXT
                                      ----------- ----- ------------ ------------ ------------ ------------ ----------- ---------
      TOTAL                               0.00000     0      0.00000      0.00000      0.00000      0.00000     0.00000   0.00000
                                      =========== ===== ============ ============ ============ ============ =========== =========
20 INC EXT
                                      ----------- ----- ------------ ------------ ------------ ------------ ----------- ---------
      TOTAL                               0.00000     0      0.00000      0.00000      0.00000      0.00000     0.00000   0.00000
                                      =========== ===== ============ ============ ============ ============ =========== =========
15 A INC EXT
                                      ----------- ----- ------------ ------------ ------------ ------------ ----------- ---------
      TOTAL                               0.00000     0      0.00000      0.00000      0.00000      0.00000     0.00000   0.00000
                                      =========== ===== ============ ============ ============ ============ =========== =========
22A INC EXT                   157-168     1.00000           18.75000                   9.60032                  9.75518
                              169-180
                              181-192
                              193-204
                              205-216
                              217-228
                              229-240     2.00000           33.75000                  28.75968                 15.93907
                              241-252                 1                  15.00000                  13.75820
                              253-264     1.00000     1     15.00000     15.00000     14.58921     14.83493
                              265-276
                              277-288
                              289-300
                              301-312
                              313-324     1.00000           16.23870                  12.49413
                              325-336                 1                  16.23870                  13.18569
                              337-348     1.00000           19.48644                  16.55509
                              349-360     4.00000     1    373.49010     19.48644    336.15126     17.43112
                              361-372                 4                 373.49010                 353.57253
                              373-384    14.00000     1    279.30564     12.99096    278.14199     12.99096             103.74215
                                      ----------- ----- ------------ ------------ ------------ ------------ ----------- ---------
      TOTAL                              24.00000     9    756.02088    452.20620    696.29168    425.77343    25.69425 103.74215
                                      =========== ===== ============ ============ ============ ============ =========== =========
I-76                          265-276     3.00000           64.58361                  41.93834
                              277-288                 2                  39.98033                  27.37785    16.48535
                              289-300
                              301-312     2.00000           61.50820                  48.46885
                              313-324    22.00000     2    612.00659     61.50820    506.25022     51.38709    10.20406  12.88844
                              325-336    29.00000    19    781.15414    522.81970    683.64058    456.98422    67.31887
                              337-348    31.00000    26    673.51479    716.57053    621.82581    663.44120    75.70683  13.96830
                              349-360    41.00000    27    710.41971    608.93118    690.91022    593.77002    50.86063
                                      ----------- ----- ------------ ------------ ------------ ------------ ----------- ---------
      TOTAL                             128.00000    76  2,903.18704  1,949.80994  2,593.03402  1,792.96038   220.57574  26.85674
                                      =========== ===== ============ ============ ============ ============ =========== =========
RES+FP                        289-300     1.00000            6.00000                   2.82079
                              301-312                 1                   6.00000                   2.83669
                                      ----------- ----- ------------ ------------ ------------ ------------ ----------- ---------
      TOTAL                               1.00000     1      6.00000      6.00000      2.82079      2.83669     0.00000   0.00000
                                      =========== ===== ============ ============ ============ ============ =========== =========
IC-Q-INST
                                      ----------- ----- ------------ ------------ ------------ ------------ ----------- ---------
      TOTAL                               0.00000     0      0.00000      0.00000      0.00000      0.00000     0.00000   0.00000
                                      =========== ===== ============ ============ ============ ============ =========== =========
IC-Q-IN                       181-192     6.00000           54.00000                  30.10811
                              193-204    17.00000     5    182.40000     48.00000     70.25230     18.69602     7.70000
                              205-216     9.00000    16     72.00000    158.40000     40.59385     66.28175    13.12249
                              217-228     9.00000     7    128.40000     48.00000     12.81703     31.88326    12.99616
                              229-240    13.00000     8    116.40000    114.00000     55.20059     11.48908     4.48269
                              241-252     1.00000     5      6.00000     42.00000      5.41450     33.12645     2.64000
                              253-264                 1                   6.00000                   5.43144
                                      ----------- ----- ------------ ------------ ------------ ------------ ----------- ---------
      TOTAL                              55.00000    42    559.20000    416.40000    214.38638    166.90800    40.94134   0.00000
                                      =========== ===== ============ ============ ============ ============ =========== =========
IC-IN-EMP                     205-216     1.00000            6.00000                   3.48549
                              217-228                 1                   6.00000                   0.89163     3.20000
                                      ----------- ----- ------------ ------------ ------------ ------------ ----------- ---------
      TOTAL                               1.00000     1      6.00000      6.00000      3.48549      0.89163     3.20000   0.00000
                                      =========== ===== ============ ============ ============ ============ =========== =========
IC-I                            25-36     4.00000           49.20000                  19.61995
                                37-48     2.00000     4     24.97100     49.20000      8.89253     25.29003
                                49-60     2.00000     2     81.00000     24.97100     17.61631      2.87728
                                61-72                 1                  21.00000                   8.95011    10.98507
                                73-84
                                85-96
                               97-108     4.00000           33.00000                  28.44345
                              109-120     1.00000     2     24.00000     18.00000     23.42107     25.04704     6.04764
                              121-132     8.00000          118.08000                  57.30992
                              133-144    11.00000     8    186.00000    118.08000    144.09086     65.02444
                              145-156    17.00000     8    259.75200    150.00000    171.09203    118.99948    17.11841
                              157-168    15.00000    13    228.00000    220.75200    107.74896    148.65800    19.97571
                              169-180    11.00000    12    102.00000    174.00000     94.86407     84.27798     1.95385
                              181-192    11.00000    10    101.40000     90.00000     90.63305     98.33941
                              193-204                11                 101.40000                  93.64014
                                      ----------- ----- ------------ ------------ ------------ ------------ ----------- ---------
      TOTAL                              86.00000    71  1,207.40300    967.40300    763.73220    671.10391    56.08068   0.00000
                                      =========== ===== ============ ============ ============ ============ =========== =========
IC-I-EMP                         1-12
                                13-24     1.00000            6.00000                   2.58056
                                25-36                 1                   6.00000                   3.97019
                                37-48
                                49-60
                                61-72
                                73-84

PG28

AMERIPRISE CERTIFICATE COMPANY, INC.                         CERTIFICATE RESERVES   SCHEDULE VI
PART 3 - INFORMATION REGARDING
INSTALLMENT CERTIFICATES
DECEMBER 2008

                                                                                                                  DEDUCTION
                                                                                                                FROM RESERVES
                                            NUMBER OF                                                       ---------------------
                                            ACCOUNTS             AMOUNT OF                                     CASH SURRENDERS
                                       WITH CERTIFICATE           MATURITY                 AMOUNT OF          PRIOR TO MATURITY
                                            HOLDERS                VALUE                   RESERVES         ---------------------
                                      DECEMBER 31, 2008     DECEMBER 31, 2008         DECEMBER 31, 2008      SURRENDER    OTHER
                                      ----------------- ------------------------- ------------------------- ----------- ---------
CERT SERIES                 MOS. PAID     2007     2008     2007         2008         2007         2008         2008       2008
-----------                 --------- ----------- ----- ------------ ------------ ------------ ------------ ----------- ---------
                                85-96
                               97-108
                              109-120
                              121-132
                              133-144     2.00000           72.24000                  24.22070
                              145-156                 2                  72.24000                  22.93904
                              157-168     2.00000           18.00000                   9.50464
                              169-180                 2                  18.00000                   9.78252
                              181-192     1.00000          120.00000               1,163.99559
                              193-204                 1                 120.00000                 485.48809
                                      ----------- ----- ------------ ------------ ------------ ------------ ----------- ---------
      TOTAL                               6.00000     6    216.24000    216.24000  1,200.30149    522.17984     0.00000   0.00000
                                      =========== ===== ============ ============ ============ ============ =========== =========
IC-I95                           1-12   629.00000   807                              889.12770  1,269.14584    83.08395
                                13-24   619.00000   502                            1,888.03539  1,453.01105    98.66945
                                25-36   901.00000   552                            4,123.34015  2,565.52997   142.27061
                                37-48 1,266.00000   777                            7,380.57107  4,802.13745   469.62969
                                49-60 1,264.00000 1,121                            9,334.35358  8,013.70853   579.93064
                                61-72   985.00000 1,098                            7,962.38574  9,629.74172   870.77426
                                73-84   512.00000   684                            3,847.82421  5,692.10506 2,836.52711
                                85-96   431.00000   400                            3,102.22810  3,072.37629   937.76371
                               97-108   555.00000   362                            3,987.76542  2,722.27902   528.35701
                              109-120   605.00000   460                            4,776.95813  3,381.64762   446.50136
                              121-132     4.00000     4                                8.72477     28.01811   965.14512
                              133-144                 4                                             8.89503
                                      ----------- ----- ------------ ------------ ------------ ------------ ----------- ---------
      TOTAL                           7,771.00000 6,771      0.00000      0.00000 47,301.31426 42,638.59569 7,958.65291   0.00000
                                      =========== ===== ============ ============ ============ ============ =========== =========
IC-I95-E                         1-12     7.00000     7                                3.22067      5.76329     0.65125
                                13-24     4.00000     3                                5.94115     13.00209     2.71421
                                25-36     4.00000     3                                9.94499      7.82519     1.13676
                                37-48    14.00000     4                              113.04128     14.16983
                                49-60     4.00000    12                               21.10539    107.63879    17.86244
                                61-72     5.00000     2                               47.53577      8.96017     5.93105
                                73-84                 1                                             1.68343    26.12566
                                85-96     2.00000                                      9.80723
                               97-108     2.00000     1                               14.18587      6.19187     4.41452
                              109-120     2.00000     2                               16.21914     15.88291
                              121-132                                                                          11.17827
                                      ----------- ----- ------------ ------------ ------------ ------------ ----------- ---------
      TOTAL                              44.00000    35      0.00000      0.00000    241.00149    181.11757    70.01416   0.00000
                                      =========== ===== ============ ============ ============ ============ =========== =========
RP-Q-INST                     253-264
                              265-276     6.00000           72.00000                  24.88065
                              277-288                 5                  52.20000                  23.29712     1.49216
                              289-300     3.00000           21.60000                  11.13016
                              301-312     1.00000     2     12.00000     12.00000     38.10769      7.96444     3.20537
                              313-324                 1                  12.00000                  38.32248
                                      ----------- ----- ------------ ------------ ------------ ------------ ----------- ---------
      TOTAL                              10.00000     8    105.60000     76.20000     74.11850     69.58404     4.69753   0.00000
                                      =========== ===== ============ ============ ============ ============ =========== =========
RP-Q-FP                       241-252
                              253-264     2.00000           31.80000                  12.52001
                              265-276                 2                  31.80000                  11.86819
                                      ----------- ----- ------------ ------------ ------------ ------------ ----------- ---------
      TOTAL                               2.00000     2     31.80000     31.80000     12.52001     11.86819     0.00000   0.00000
                                      =========== ===== ============ ============ ============ ============ =========== =========
RP-Q-IN
                              205-216     2.00000           12.00000                   2.40448
                              217-228     1.00000     2     12.00000     12.00000      0.40825      2.39298
                              229-240                 1                  12.00000                   0.41235
                                      ----------- ----- ------------ ------------ ------------ ------------ ----------- ---------
      TOTAL                               3.00000     3     24.00000     24.00000      2.81273      2.80533     0.00000   0.00000
                                      =========== ===== ============ ============ ============ ============ =========== =========
RP-IN-EMP
                                      ----------- ----- ------------ ------------ ------------ ------------ ----------- ---------
      TOTAL                               0.00000     0      0.00000      0.00000      0.00000      0.00000     0.00000   0.00000
                                      =========== ===== ============ ============ ============ ============ =========== =========
RP-I
                                      ----------- ----- ------------ ------------ ------------ ------------ ----------- ---------
      TOTAL                               0.00000     0      0.00000      0.00000      0.00000      0.00000     0.00000   0.00000
                                      =========== ===== ============ ============ ============ ============ =========== =========
RP-I-EMP
                                                                                                            ----------- ---------
                                                                                                                0.00000   0.00000
                                                                                                            =========== =========
INST-R                           1-12    26.00000    80    798.87000 18,072.44520     83.98235    228.94446     1.34961
                                13-24    23.00000    22    536.62920    763.57440     76.65083    100.93630     0.11267
                                25-36    47.00000    16  2,462.88480    483.00000    239.97215    100.78332     3.19938
                                37-48    44.00000    39  1,870.13160  2,226.92160    232.94368    227.33396    28.14165
                                49-60    60.00000    37  8,762.57880  1,555.61520    577.77482    265.22279    18.66606
                                61-72    40.00000    48  1,280.08200  8,290.76040    370.22601    548.58372   100.10774
                                73-84     8.00000    30    488.07240  1,135.29480     55.04109    250.54412   101.51605
                                85-96     5.00000     6  1,912.37040    422.07240     51.40190     33.14535     8.67777
                               97-108     3.00000     1    268.00080     59.99760     14.49259      5.97552
                              109-120                                                                           2.90852
                              121-132                                                                           3.04986
                                      ----------- ----- ------------ ------------ ------------ ------------ ----------- ---------
      TOTAL                             256.00000   279 18,379.62000 33,009.68160  1,702.48542  1,761.46954   267.72931   0.00000
                                      =========== ===== ============ ============ ============ ============ =========== =========


PG29

AMERIPRISE CERTIFICATE COMPANY, INC.                         CERTIFICATE RESERVES   SCHEDULE VI   BALANCE TO SEC   BALANCE TO SEC
PART 3 - INFORMATION REGARDING
INSTALLMENT CERTIFICATES
DECEMBER 2008

                                                                                                                  DEDUCTION
                                                                                                                FROM RESERVES
                                          NUMBER OF                                                         ---------------------
                                           ACCOUNTS              AMOUNT OF                                    CASH SURRENDERS
                                       WITH CERTIFICATE           MATURITY                 AMOUNT OF          PRIOR TO MATURITY
                                           HOLDERS                 VALUE                   RESERVES         ---------------------
                                      DECEMBER 31, 2008     DECEMBER 31, 2008         DECEMBER 31, 2008      SURRENDER    OTHER
                                      ----------------- ------------------------- ------------------------- ----------- ---------
CERT SERIES                 MOS. PAID     2007     2008     2007         2008         2007         2008         2008       2008
-----------                 --------- ----------- ----- ------------ ------------ ------------ ------------ ----------- ---------
INST-R-E                         1-12     2.00000           30.00000                   8.52658
                                13-24     2.00000     2     12.00000     30.00000      1.52665     10.36531
                                25-36     2.00000     2    612.00000     12.00000     12.18003      2.74951
                                37-48                 2                 612.00000                   6.91708
                                49-60
                                61-72     1.00000          240.00000                   2.14100
                                73-84
                                85-96
                                      ----------- ----- ------------ ------------ ------------ ------------ ----------- ---------
      TOTAL                               7.00000     6    894.00000    654.00000     24.37426     20.03190     0.00000   0.00000
                                      =========== ===== ============ ============ ============ ============ =========== =========
TOTAL - ALL SERIES                    8,394.00000 7,310 25,089.07092 37,809.74074 54,832.67872 48,268.12614 8,647.58592 130.59889
                                      =========== ===== ============ ============ ============ ============ =========== =========

PG30

                                                                    SCHEDULE VII

AMERIPRISE CERTIFICATE COMPANY
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
($ THOUSANDS)

YEAR ENDED DECEMBER 31, 2008

                                                        Additions
                                                   -------------------
              Reserves                  Balance    Charged                                   Balance
           deducted from                   at      to costs                Change in            at
             assets to                 beginning     and              reserves/writedowns      end
          which they apply             of period   expenses   Other    From 2007 to 2008    of period
------------------------------------   ---------   --------   -----   -------------------   ---------
Allowance for losses:
   Below investment grade syndicated
      bank loans and first mortgage
      loans on real estate               4,836         0        0          (10,604)           15,440

YEAR ENDED DECEMBER 31, 2007

                                                        Additions
                                                   -------------------
              Reserves                  Balance    Charged                                   Balance
           deducted from                   at      to costs                                     at
             assets to                 beginning     and                Deductions from        end
          which they apply             of period   expenses   Other   reserves/writedowns   of period
------------------------------------   ---------   --------   -----   -------------------   ---------
Allowance for losses:
   Below investment grade syndicated
      bank loans and first mortgage
      loans on real estate               6,536         0        0            1,700            4,836

YEAR ENDED DECEMBER 31, 2006

                                                        Additions
                                                   -------------------
              Reserves                  Balance    Charged                                   Balance
           deducted from                   at      to costs                                     at
             assets to                 beginning     and                Deductions from        end
          which they apply             of period   expenses   Other   reserves/writedowns   of period
------------------------------------   ---------   --------   -----   -------------------   ---------
Allowance for losses:
   Below investment grade syndicated
      bank loans and first mortgage
      loans on real estate               6,536         0        0              0              6,536

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report:

Exhibit                                    Description
-------          ---------------------------------------------------------------
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

10(d)            Transfer Agent Agreement, dated Dec. 31, 2006 between
                 Registrant and RiverSource Client Service Corporation filed electronically on or about Feb. 26, 2007 as Exhibit 10(e) to Post-Effective Amendment No. 35 to Registration Statement
                 No. 2-95577 for Ameriprise Flexible Savings Certificate is incorporated herein by reference.

10(e) Administration and Services Agreement, dated October 1, 2005 between RiverSource Investments, LLC and Ameriprise Financial,
                 Inc. filed electronically on or about March 10, 2006 as Exhibit
                 10(s) to Registrant's Form 10-K is incorporated by reference.

10(f)            Capital Support Agreement by and between Ameriprise Financial,
                 Inc. and Ameriprise Certificate Company, dated as of March 2,
                 2009, filed electronically herewith as Exhibit 10(f) to Registrant's Form 10-K.

11 through 13    None or not applicable.

14(a)            Code of Ethics under rule 17j-1 for Ameriprise Certificate
                 Company, filed electronically as Exhibit 10 (p)(1) to Pre-Effective Amendment No. 1 to Registration Statement No.
                 333-34982, is incorporated herein by reference.

14(b) Code of Ethics adopted under Rule 17j-1 for Registrant's principal underwriter, dated April 2008, is filed electronically herewith as Exhibit (14)(b) to Registrant's
                 Form 10-K.

14(c) Code of Ethics adopted under Rule 17j-1 for Registrant's investment adviser, dated Nov. 15, 2008, is filed electronically herewith as Exhibit (14)(c) to Registrant's
                 Form 10-K.

15 through 23    None or not applicable.

24(a) Directors' Power of Attorney, dated Feb. 24, 2009, is filed electronically herewith as Exhibit 24 (a) to Registrant's Form
                 10-K.

24(b) Officers' Power of Attorney, dated Feb. 24, 2009, is filed electronically herewith as Exhibit 24 (b) to Registrant's Form
                 10-K.

24(c)            Director's and Officer's Power of Attorney, dated Feb. 24,
                 2009, is filed electronically herewith as Exhibit 24 (c) to Registrant's Form 10-K.

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