Form 10-Q
period 2009-03-31
AMERIPRISE CERTIFICATE CO
filed 2009-05-06
CIK 52428

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                                                                  Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                                                                  Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]                        Accelerated Filer [ ]
Non-Accelerated Filer [X]                          Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                  Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 CLASS                    OUTSTANDING AT MAY 6, 2009
                 -----                    --------------------------
Common Shares (par value $10 per share)         150,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================

                         AMERIPRISE CERTIFICATE COMPANY

                                    FORM 10-Q

INDEX

Part I.  Financial Information:
   Item 1. Financial Statements
      Statements of Operations - Three months ended March 31, 2009 and 2008...........     3
      Balance Sheets - March 31, 2009 and December 31, 2008...........................     4
      Statements of Cash Flows - Three months ended March 31, 2009 and 2008...........     5
      Statements of Shareholder's Equity - Three months ended March 31, 2009
         and 2008.....................................................................     6
      Notes to Financial Statements...................................................     7
   Item 2. Management's Narrative Analysis............................................    18
   Item 4T. Controls and Procedures...................................................    22
Part II. Other Information:
   Item 1. Legal Proceedings..........................................................    23
   Item 1A. Risk Factors..............................................................    23
   Item 6. Exhibits...................................................................    23
   Signatures ........................................................................    24
   Exhibit Index  ....................................................................   E-1

                         AMERIPRISE CERTIFICATE COMPANY
                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (in thousands)

                                                                      THREE MONTHS
                                                                     ENDED MARCH 31,
                                                                   -----------------
                                                                     2009      2008
                                                                   -------   -------
Investment income                                                  $51,484   $44,900
Investment expenses                                                 10,448     8,406
                                                                   -------   -------
Net investment income before provision for certificate reserves
   and income taxes                                                 41,036    36,494
Net provision for certificate reserves                              38,657    39,064
                                                                   -------   -------
Net investment income (loss) before income taxes                     2,379    (2,570)
Income tax expense (benefit)                                           887      (844)
                                                                   -------   -------
    Net investment income (loss)                                     1,492    (1,726)
Net realized investment (losses) gains before income taxes          (1,719)      484
Income tax (benefit) expense                                          (602)      170
                                                                   -------   -------
Net realized (loss) gain on investments                             (1,117)      314
                                                                   -------   -------
Net income (loss)                                                  $   375   $(1,412)
                                                                   =======   =======
Supplemental Disclosures:
Net realized investment losses before income taxes:
   Net realized investment gains before income taxes and
      impairment losses on securities                              $ 2,717
                                                                   -------
   Total other-than-temporary impairment losses on securities       (4,453)
   Portion of loss recognized in other comprehensive
      income                                                            17
                                                                   -------
   Net impairment losses recognized in net realized investment
      losses before income taxes                                    (4,436)
                                                                   -------
Total net realized investment losses before income taxes           $(1,719)
                                                                   =======

See Notes to Financial Statements.

                         AMERIPRISE CERTIFICATE COMPANY

                                 BALANCE SHEETS
                        (in thousands, except share data)

                                                                   MARCH 31, 2009   DECEMBER 31, 2008
                                                                   --------------   -----------------
                                                                     (UNAUDITED)
ASSETS
Qualified Assets
   Cash and cash equivalents                                         $  441,513         $1,164,484
   Investments in unaffiliated issuers                                4,734,487          3,667,485
   Receivables                                                           36,821             39,479
   Equity index options, purchased                                       30,881             23,693
                                                                     ----------         ----------
Total qualified assets                                                5,243,702          4,895,141
                                                                     ----------         ----------
Other Assets
   Deferred taxes, net                                                  121,749            136,172
   Current taxes receivable                                               1,046              9,578
   Due from related party                                                 4,668              2,848
                                                                     ----------         ----------
Total other assets                                                      127,463            148,598
                                                                     ----------         ----------
Total assets                                                         $5,371,165         $5,043,739
                                                                     ==========         ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
   Certificate reserves                                              $4,985,894         $4,885,589
   Current taxes payable to parent                                          374              3,205
   Payable for investment securities purchased                          198,591             26,332
   Equity index options, written                                         24,268             18,681
   Accounts payable and accrued liabilities                              11,058             19,427
                                                                     ----------         ----------
Total liabilities                                                     5,220,185          4,953,234
                                                                     ----------         ----------
SHAREHOLDER'S EQUITY:
   Common shares ($10 par value; 150,000 shares authorized and
      issued)                                                             1,500              1,500
   Additional paid-in capital                                           352,964            322,964
   Accumulated deficit                                                  (49,436)           (81,505)
   Accumulated other comprehensive loss, net of tax:
      Net unrealized securities losses                                 (122,343)          (152,454)
      Noncredit related impairments on securities                       (31,705)                --
                                                                     ----------         ----------
   Total accumulated other comprehensive loss, net of tax              (154,048)          (152,454)
                                                                     ----------         ----------
Total shareholder's equity                                              150,980             90,505
                                                                     ----------         ----------
Total liabilities and shareholder's equity                           $5,371,165         $5,043,739
                                                                     ==========         ==========

See Notes to Financial Statements.

                         AMERIPRISE CERTIFICATE COMPANY

                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                   -----------------------
                                                                       2009         2008
                                                                   -----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                  $       375   $  (1,412)
Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
   Interest added to certificate loans                                     (50)        (51)
   Amortization of premiums, accretion of discounts, net                  (284)      1,950
   Deferred taxes, net                                                  (1,953)      1,141
   Net realized loss (gain) on investments                                 942        (484)
   Provision for loan loss                                               1,000          --
Changes in other operating assets and liabilities:
   Trading securities, net                                            (137,334)         --
   Dividends and interest receivable                                       237       2,154
   Due to parent for income taxes                                        5,701       6,686
   Other, net                                                           (7,918)     (5,792)
                                                                   -----------   ---------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                   (139,284)      4,192
                                                                   -----------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Available-for-Sale securities:
   Sales                                                               124,157       2,809
   Maturities and redemptions                                          274,540     226,805
   Purchases                                                        (1,119,926)     (3,024)
Below investment grade syndicated bank loans and
   first mortgage loans on real estate:
   Sales                                                                   933         933
   Maturities and redemptions                                            7,685       8,665
   Purchases                                                              (116)     (5,242)
Certificate loans:
   Payments                                                                258         242
   Fundings                                                               (115)       (101)
                                                                   -----------   ---------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                   (712,584)    231,087
                                                                   -----------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments from certificate owners                                    962,628     326,384
   Certificate maturities and cash surrenders                         (863,731)   (246,356)
   Capital contribution from parent                                     30,000          --
                                                                   -----------   ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              128,897      80,028
                                                                   -----------   ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (722,971)    315,307
Cash and cash equivalents at beginning of period                     1,164,484      76,079
                                                                   -----------   ---------
Cash and cash equivalents at end of period                         $   441,513   $ 391,386
                                                                   ===========   =========
SUPPLEMENTAL DISCLOSURES INCLUDING NON-CASH TRANSACTIONS:
   Cash received for income taxes                                  $    (6,377)  $ (11,044)
   Certificate maturities and surrenders through loan reductions           449         613

See Notes to Financial Statements.

                         AMERIPRISE CERTIFICATE COMPANY

                 STATEMENTS OF SHAREHOLDER'S EQUITY (UNAUDITED)
                   Three Months Ended March 31, 2009 and 2008

                                                                                RETAINED EARNINGS
                                                                     -------------------------------------
                                                                     APPROPRIATED    APPROPRI-
                                                                       FOR PRE-       ATED FOR               ACCUMULATED
                                     NUMBER                            DECLARED      ADDITIONAL                 OTHER
                                     OF OUT-            ADDITIONAL    ADDITIONAL    INTEREST ON               COMPREHEN-
                                    STANDING   COMMON     PAID-IN     CREDITS AND     ADVANCE     UNAPPRO-   SIVE LOSS -
                                     SHARES    SHARES     CAPITAL      INTEREST       PAYMENTS     PRIATED    NET OF TAX     TOTAL
                                    --------   ------   ----------   ------------   -----------   --------   -----------   --------
                                                                   (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCES AT JANUARY 1, 2008         150,000    $1,500    $207,964       $ 949           $15       $     --    $ (33,804)   $176,624
Comprehensive income:
   Net loss                              --        --          --          --            --         (1,412)          --      (1,412)
   Other comprehensive
       loss, net of tax:
       Change in net unrealized
          securities losses              --        --          --          --            --             --      (30,346)    (30,346)
                                                                                                                            -------
Total comprehensive loss                                                                                                    (31,758)
Transfer to unappropriated/
   from appropriated                     --        --          --        (379)           --            379           --          --
Receipt of capital from parent           --        --          --          --            --             --           --          --
                                    -------    ------    --------       -----           ---       --------    ---------    --------
BALANCES AT MARCH 31, 2008          150,000    $1,500    $207,964       $ 570           $15       $ (1,033)   $ (64,150)   $144,866
                                    =======    ======    ========       =====           ===       ========    =========    ========
BALANCES AT JANUARY 1, 2009         150,000    $1,500    $322,964       $  50           $15       $(81,570)   $(152,454)   $ 90,505
Change in accounting
   principle, net of tax                 --        --          --          --            --         31,694      (31,694)         --
Comprehensive income:
   Net income                            --        --          --          --            --            375           --         375
   Other comprehensive
      income, net of tax:
      Change in net unrealized
         securities losses               --        --          --          --            --             --       30,111      30,111
      Change in noncredit related
         impairments on securities       --        --          --          --            --             --          (11)        (11)
                                                                                                                            -------
Total comprehensive income                                                                                                   30,475

Transfer to unappropriated/
   from appropriated                     --        --          --         (41)           --             41           --          --
Receipt of capital from parent           --        --      30,000          --            --             --           --      30,000
                                    -------    ------    --------       -----           ---       --------    ---------    --------
BALANCES AT MARCH 31, 2009          150,000    $1,500    $352,964       $   9           $15       $(49,460)   $(154,048)   $150,980
                                    =======    ======    ========       =====           ===       ========    =========    ========

See Notes to Consolidated Financial Statements.

                         AMERIPRISE CERTIFICATE COMPANY

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

Ameriprise Certificate Company ("ACC" or the "Company"), is a wholly owned subsidiary of Ameriprise Financial, Inc. The accompanying Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial position for the interim periods have been made. All adjustments made were of a normal, recurring nature. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Financial Statements and Notes should be read in conjunction with the Financial Statements and Notes in the Annual Report on Form 10-K of ACC for the year ended December 31, 2008, filed with the Securities and Exchange Commission ("SEC") on March 3, 2009.

RECLASSIFICATIONS

Certain reclassifications of prior period amounts have been made to conform to the current presentation. In the second quarter of 2008, ACC reclassified the mark-to-market adjustment on certain derivatives from investment income to provision for certificate reserves.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") FAS 157-4 "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP 157-4"). FSP 157-4 provides guidance on estimating the fair value of a financial asset or liability when the trade volume and level of activity for the asset or liability has significantly decreased relative to historical levels. FSP 157-4 requires entities to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value and any changes in valuation inputs or techniques. In addition, debt and equity securities as defined by Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities" shall be disclosed by major category. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. ACC adopted FSP 157-4 in the first quarter of 2009. The adoption did not have a material effect on ACC's results of operations and financial condition.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP 115-2"). FSP 115-2 amends existing guidance on other-than-temporary impairments for debt securities and requires that the credit portion of other-than-temporary impairments be recorded in earnings and the noncredit portion of losses be recorded in other comprehensive income. FSP 115-2 requires presentation of both the credit and noncredit portions of other-than-temporary impairments on the financial statements and additional disclosures in interim and annual periods. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. At the date of adoption, the portion of previously recognized other-than-temporary impairments that represent the noncredit related loss component shall be recognized as a cumulative effect of adoption with an adjustment to the opening balance of accumulated deficit with a corresponding adjustment to accumulated other comprehensive loss. ACC adopted FSP 115-2 in the first quarter of 2009 and recorded a cumulative effect decrease to the opening balance of accumulated deficit of $32 million, net of income taxes, and a corresponding increase to accumulated other comprehensive loss, net of income taxes. See Note 3 for accounting policy and disclosures required by this FSP.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 "Interim Disclosures about Fair Value of Financial Instruments" ("FSP 107-1"). FSP 107-1 requires interim disclosure on the fair value of financial instruments within the scope of SFAS No. 107 "Disclosures about Fair Value of Financial Instruments." This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. ACC applied the disclosure requirements of FSP 107-1 in the first quarter of 2009. See Note 4 for disclosures required by this FSP.

In March 2008, the FASB issued SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities --an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about their impact on an entity's financial position, financial performance, and cash flows. SFAS 161 requires disclosures regarding the objectives for using derivative instruments, the fair value of derivative instruments and their related gains and losses, and the accounting for derivatives and related hedged items. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. ACC applied the disclosure requirements of SFAS 161 in the first quarter of 2009. See Note 5 for disclosures required by SFAS 161.

                         AMERIPRISE CERTIFICATE COMPANY

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS 160") which establishes the accounting and reporting for ownership interest in subsidiaries not attributable, directly or indirectly, to a parent. SFAS 160 requires that noncontrolling (minority) interests be classified as equity (instead of as a liability) within the balance sheet, and net income (loss) attributable to both the parent and the noncontrolling interests be disclosed on the face of the statement of operations. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years with early adoption prohibited. The provisions of SFAS 160 are to be applied prospectively, except for the presentation and disclosure requirements which are to be applied retrospectively to all periods presented. ACC adopted SFAS 160 as of January 1, 2009. The adoption did not have a material effect on ACC's results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. The provisions of SFAS 157 are required to be applied prospectively as of the beginning of the fiscal year in which SFAS 157 is initially applied, except for certain financial instruments as defined in SFAS 157 that require retrospective application. Any retrospective application will be recognized as a cumulative effect adjustment to the opening balance of accumulated deficit for the fiscal year of adoption. ACC adopted SFAS 157 effective January 1, 2008 and this adoption did not have a material effect on ACC's results of operations and financial condition.

In accordance with FSP FAS 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"), ACC deferred the adoption of SFAS 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. See Note 4 for additional information regarding the fair values of ACC's assets and liabilities.

3. INVESTMENTS

Investments in unaffiliated issuers were as follows:

                                                         MARCH 31, 2009   DECEMBER 31, 2008
                                                         --------------   -----------------
                                                                   (IN THOUSANDS)
Available-for-Sale securities, at fair value
   (amortized cost: 2009, $4,463,304; 2008, $3,521,116     $4,224,408         $3,286,403
Below investment grade syndicated bank loans and first
   mortgage loans on real estate, at cost (fair
   value: 2009, $303,955; 2008, $289,401)                     350,068            357,863
Trading securities, at fair value (amortized cost:
   2009, $153,723; 2008, $16,611)                             153,952             16,618
Certificate loans - secured by certificate reserves,
   at cost, which approximates fair value                       6,059              6,601
                                                           ----------         ----------
   Total                                                   $4,734,487         $3,667,485
                                                           ==========         ==========

Available-for-Sale Securities

Effective January 1, 2009, ACC early adopted FSP 115-2. This interpretation significantly changed ACC's accounting policy regarding the timing and amount of other-than temporary impairments for Available-for-Sale securities as follows. When the fair value of an investment is less than its amortized cost, ACC assesses whether or not it has i.) the intent to sell the security (made a decision to sell) or ii.) it more likely than not will be required to sell the security before its anticipated recovery. If either of these conditions are met, ACC must recognize an other-than-temporary impairment for the difference between the investment's amortized cost basis and its fair value through earnings. In addition, for investments that do not meet the above criteria, and ACC does not expect to recover a security's amortized cost basis, the security is considered other-than temporarily impaired. For these securities, ACC separates the total impairment into the credit loss component and the amount of the loss related to other factors. The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to other factors is recognized in accumulated other comprehensive loss, net of income taxes. For Available-for-Sale securities that have recognized an other-than-temporary impairment through earnings, if through subsequent evaluation there is a significant increase in the cash flow expected, the difference between the amortized cost basis and the cash flows expected to be collected is accreted as interest income. Subsequent increases and decreases in the fair value of Available-for-Sale securities are included in accumulated other comprehensive loss.

                         AMERIPRISE CERTIFICATE COMPANY

For all securities that are considered temporarily impaired, ACC does not intend to sell these securities (has not made a decision to sell) and it is not more likely than not that ACC will be required to sell the security before recovery of its amortized cost basis. ACC believes that it will collect all principal and interest due on all investments that have amortized cost in excess of fair value that are considered only temporarily impaired.

Corporate debt securities

Factors ACC considers in determining whether declines in the fair value of fixed maturity securities are other-than-temporary include: 1) the extent to which the market value is below amortized cost; 2) the duration of time in which there has been a significant decline in value; 3) fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer; and
4) market events that could impact credit ratings, economic and business climate, litigation and government actions, and similar external business factors. In order to determine the amount of the credit loss component for corporate debt securities considered other-than-temporarily impaired, a best estimate of the present value of cash flows expected to be collected discounted at the security's effective interest rate is compared to the amortized cost basis of the security.

Structured investments

For structured investments (e.g., residential mortgage backed securities, commercial mortgage backed securities, asset backed securities and other structured investments), ACC also considers factors such as overall deal structure and its position within the structure, quality of underlying collateral, delinquencies and defaults, loss severities, recoveries, prepayments and cumulative loss projections in assessing potential other-than-temporary impairments of these investments. Based upon these factors, securities that have indicators of potential other-than-temporary impairment are subject to detailed review by management. Securities for which declines are considered temporary continue to be carefully monitored by management. For the three months ended March 31, 2009, certain non-agency mortgage backed securities are deemed other-than temporarily impaired. Generally, the credit loss component for the non-agency mortgage backed securities is determined as the amount the amortized cost basis exceeds the present value of the projected cash flows expected to be collected. Forward interest rates are considered in the cash flow projections and are used to calculate the discount rate used to determine the present value of the expected cash flows when structures are supported by variable rate securities. Current effective interest rates are used to discount cash flows supported by fixed rate securities.

Available-for-Sale securities distributed by type were as follows:

                                                                     MARCH 31, 2009
                                           -----------------------------------------------------------------
                                                            GROSS UNREALIZED   GROSS UNREALIZED
DESCRIPTION OF SECURITIES                  AMORTIZED COST         GAINS             LOSSES        FAIR VALUE
-------------------------                  --------------   ----------------   ----------------   ----------
                                                                     (IN THOUSANDS)
Corporate debt securities                    $1,793,113          $ 8,104          $ (26,089)      $1,775,128
Residential mortgage backed securities        1,653,774           16,193           (187,309)       1,482,658
Commercial mortgage backed securities           535,464            2,330            (10,392)         527,402
Asset backed securities                         400,228            1,940            (29,885)         372,283
U.S. government and agencies obligations         61,113              361                 --           61,474
Common and preferred stocks                      19,612               --            (14,149)           5,463
                                             ----------          -------          ---------       ----------
   Total                                     $4,463,304          $28,928          $(267,824)      $4,224,408
                                             ==========          =======          =========       ==========

                                                                   DECEMBER 31, 2008
                                           -----------------------------------------------------------------
                                                            GROSS UNREALIZED   GROSS UNREALIZED
DESCRIPTION OF SECURITIES                  AMORTIZED COST         GAINS             LOSSES        FAIR VALUE
-------------------------                  --------------   ----------------   ----------------   ----------
                                                                     (IN THOUSANDS)
Corporate debt securities                    $1,623,978          $   637          $ (49,426)      $1,575,189
Residential mortgage backed securities        1,348,369           11,434           (156,220)       1,203,583
Commercial mortgage backed securities           273,099              590             (7,077)         266,612
Asset backed securities                         247,159              376            (26,506)         221,029
U.S. government and agencies obligations          4,899              168                 --            5,067
Common and preferred stocks                      19,612               --             (8,689)          10,923
State and municipal obligations                   4,000               --                 --            4,000
                                             ----------          -------          ---------       ----------
   Total                                     $3,521,116          $13,205          $(247,918)      $3,286,403
                                             ==========          =======          =========       ==========

                         AMERIPRISE CERTIFICATE COMPANY

At March 31, 2009 and December 31, 2008, fixed maturity securities comprised approximately 82% and 70%, respectively, of ACC's total investments. These securities were rated by either Moody's Investors Service ("Moody's"), Standard & Poor's Ratings Services ("S&P"), or by RiverSource Investments, LLC, using criteria similar to Moody's and S&P, when a public rating does not exist. Ratings on investment grade securities are presented using S&P's convention and, if the two agencies' ratings differ, the lower rating is used. A summary of fixed maturity securities was as follows:

                                          MARCH 31, 2009                              DECEMBER 31, 2008
                            ------------------------------------------   ------------------------------------------
                             AMORTIZED                PERCENT OF TOTAL    AMORTIZED                PERCENT OF TOTAL
RATINGS                        COST      FAIR VALUE      FAIR VALUE         COST      FAIR VALUE      FAIR VALUE
-------                     ----------   ----------   ----------------   ----------   ----------   ----------------
                                                       (IN THOUSANDS, EXCEPT PERCENTAGES)
AAA                         $2,089,026   $2,002,834          47%         $1,627,746   $1,495,970          46%
AA                             262,999      240,324           6             246,614      223,318           7
A                              348,706      343,793           8             339,662      327,926          10
BBB                          1,417,817    1,395,088          33           1,176,153    1,140,420          34
Below investment grade         325,144      236,906           6             111,329       87,846           3
                            ----------   ----------         ---          ----------   ----------         ---
   Total fixed maturities   $4,443,692   $4,218,945         100%         $3,501,504   $3,275,480         100%
                            ==========   ==========         ===          ==========   ==========         ===

Of the securities rated AAA, 39% and 50% at March 31, 2009 and December 31, 2008, respectively, were U.S. Government Agency mortgage backed securities. At March 31, 2009 and December 31, 2008, approximately 1.5% and 2.0%, respectively, of securities with fixed maturities, other than GNMA, FNMA and FHLMC, were rated by RiverSource Investments, LLC.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

                                                                        MARCH 31, 2009
                                         ---------------------------------------------------------------------------
                                           LESS THAN 12 MONTHS        12 MONTHS OR MORE               TOTAL
                                         -----------------------   -----------------------   -----------------------
                                                      UNREALIZED                UNREALIZED                UNREALIZED
DESCRIPTION OF SECURITIES                FAIR VALUE     LOSSES     FAIR VALUE     LOSSES     FAIR VALUE     LOSSES
-------------------------                ----------   ----------   ----------   ----------   ----------   ----------
                                                                        (IN THOUSANDS)
Corporate debt securities                $  430,492   $  (7,500)    $222,068    $ (18,589)   $  652,560   $ (26,089)
Residential mortgage backed securities      353,688     (76,966)     248,723     (110,343)      602,411    (187,309)
Commercial mortgage backed securities       272,737      (8,089)     111,319       (2,303)      384,056     (10,392)
Asset backed securities                     212,572     (17,488)      60,457      (12,397)      273,029     (29,885)
Common and preferred stocks                      --          --        5,463      (14,149)        5,463     (14,149)
                                         ----------   ---------     --------    ---------    ----------   ---------
   Total                                 $1,269,489   $(110,043)    $648,030    $(157,781)   $1,917,519   $(267,824)
                                         ==========   =========     ========    =========    ==========   =========

                                                                      DECEMBER 31, 2008
                                         ---------------------------------------------------------------------------
                                           LESS THAN 12 MONTHS        12 MONTHS OR MORE               TOTAL
                                         -----------------------   -----------------------   -----------------------
                                                      UNREALIZED                UNREALIZED                UNREALIZED
DESCRIPTION OF SECURITIES                FAIR VALUE     LOSSES     FAIR VALUE     LOSSES     FAIR VALUE     LOSSES
-------------------------                ----------   ----------   ----------   ----------   ----------   ----------
                                                                        (IN THOUSANDS)
Corporate debt securities                $1,211,101   $ (24,142)    $171,502    $ (25,284)   $1,382,603   $ (49,426)
Residential mortgage backed securities      250,733     (64,652)     224,942      (91,568)      475,675    (156,220)
Commercial mortgage backed securities        70,870      (2,424)     121,918       (4,653)      192,788      (7,077)
Asset backed securities                     165,128     (22,772)      32,421       (3,734)      197,549     (26,506)
Common and preferred stocks                      --          --       10,922       (8,689)       10,922      (8,689)
                                         ----------   ---------     --------    ---------    ----------   ---------
   Total                                 $1,697,832   $(113,990)    $561,705    $(133,928)   $2,259,537   $(247,918)
                                         ==========   =========     ========    =========    ==========   =========

                         AMERIPRISE CERTIFICATE COMPANY

The following tables summarize the unrealized losses by ratio of fair value to amortized cost:

                                                                    MARCH 31, 2009
                 -------------------------------------------------------------------------------------------------------------------
                          LESS THAN 12 MONTHS                     12 MONTHS OR MORE                            TOTAL
                 ------------------------------------   ------------------------------------   -------------------------------------
RATIO OF           NUMBER                     GROSS       NUMBER                     GROSS       NUMBER                      GROSS
FAIR VALUE TO        OF                    UNREALIZED       OF                    UNREALIZED       OF                     UNREALIZED
AMORTIZED COST   SECURITIES   FAIR VALUE     LOSSES     SECURITIES   FAIR VALUE     LOSSES     SECURITIES    FAIR VALUE     LOSSES
--------------   ----------   ----------   ----------   ----------   ----------   ----------   ----------   -----------   ----------
                                                     (IN THOUSANDS, EXCEPT NUMBER OF SECURITIES)
95% - 100%            99      $  965,684   $ (10,771)        56       $311,973    $  (5,998)       155       $1,277,657   $ (16,769)
90% - 95%             14          79,701      (5,981)        17         58,588       (3,996)        31          138,289      (9,977)
80% - 90%              9          45,420      (8,229)        29         74,868      (12,871)        38          120,288     (21,100)
Less than 80%         30         178,684     (85,062)        72        202,601     (134,916)       102          381,285    (219,978)
                     ---      ----------   ---------        ---       --------    ---------        ---       ----------   ---------
   Total             152      $1,269,489   $(110,043)       174       $648,030    $(157,781)       326       $1,917,519   $(267,824)
                     ===      ==========   =========        ===       ========    =========        ===       ==========   =========

                                                                   DECEMBER 31, 2008
                 -------------------------------------------------------------------------------------------------------------------
                          LESS THAN 12 MONTHS                     12 MONTHS OR MORE                            TOTAL
                 ------------------------------------   ------------------------------------   -------------------------------------
RATIO OF           NUMBER                     GROSS       NUMBER                     GROSS       NUMBER                      GROSS
FAIR VALUE TO        OF                    UNREALIZED       OF                    UNREALIZED       OF                     UNREALIZED
AMORTIZED COST   SECURITIES   FAIR VALUE     LOSSES     SECURITIES   FAIR VALUE     LOSSES     SECURITIES    FAIR VALUE     LOSSES
--------------   ----------   ----------   ----------   ----------   ----------   ----------   ----------   -----------   ----------
                                                     (IN THOUSANDS, EXCEPT NUMBER OF SECURITIES)
95% - 100%           140      $1,313,461   $ (18,621)        45       $245,247    $  (5,339)       185       $1,558,708   $ (23,960)
90% - 95%             20         161,149     (11,401)        18         74,460       (5,809)        38          235,609     (17,210)
80% - 90%             15          74,866     (11,174)        26         91,374      (16,561)        41          166,240     (27,735)
Less than 80%         31         148,356     (72,794)        70        150,624     (106,219)       101          298,980    (179,013)
                     ---      ----------   ---------        ---       --------    ---------        ---       ----------   ---------
   Total             206      $1,697,832   $(113,990)       159       $561,705    $(133,928)       365       $2,259,537   $(247,918)
                     ===      ==========   =========        ===       ========    =========        ===       ==========   =========

As part of ACC's ongoing monitoring process, management determined that a majority of the gross unrealized losses on its Available-for-Sale securities are attributable to changes in credit spreads across sectors. The primary driver of increased unrealized losses during the first quarter of 2009 was related to the adoption of FSP 115-2. ACC recorded a cumulative effect increase to the amortized cost of previously other-than-temporarily impaired investments that increased the gross unrealized losses on Available-for-Sale securities by $48.8 million. This impact is due to impairment of Available-for-Sale securities previously recognized through earnings for factors other than credit.

The following table presents the rollforward of the net unrealized securities losses, net of tax, included in accumulated other comprehensive loss:

                                                                             2009       2008
                                                                          ---------   --------
                                                                             (IN THOUSANDS)
Net unrealized securities losses at January 1                             $(152,454)  $(33,804)
Change in accounting principles, net of tax of $17,066 and nil,
   respectively                                                             (31,694)        --
Holding gains (losses), net of tax of $15,875 and $16,169, respectively      29,482    (30,029)
Reclassification of realized losses (gains), net of tax of $333 and
   $171, respectively                                                           618       (317)
                                                                          ---------   --------
   Net unrealized securities losses at March 31                           $(154,048)  $(64,150)
                                                                          =========   ========

                         AMERIPRISE CERTIFICATE COMPANY

The following table presents the amounts recognized in the Statements of Operations for other-than-temporary impairments related to credit losses:

                                                                       2009
                                                                  --------------
                                                                  (IN THOUSANDS)
Beginning balance of credit losses on securities held as of
   January 1 for which a portion of other-than-temporary
   impairment was recognized in other comprehensive income           $50,866
Additional increases to the amount related to credit losses for which an other-than-temporary impairment was previously
   recognized                                                          3,297
                                                                     -------
Ending balance of credit losses on securities held as of
   March 31 for which a portion of other-than-temporary
   impairment was recognized in other comprehensive income           $54,163
                                                                     =======

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

                                                     THREE MONTHS
                                                    ENDED MARCH 31,
                                                    --------------
                                                      2009    2008
                                                    -------   ----
                                                    (IN THOUSANDS)
Gross realized gains from sales                     $ 3,498   $583
Gross realized losses from sales                        (12)   (95)
Impairment losses                                    (4,436)    --

For the three months ended March 31, 2009, the $4.4 million of other-than-temporary impairments recognized in earnings primarily related to credit losses in non-agency residential mortgage backed securities and corporate debt securities primarily in the gaming industry.

The following is a distribution of Available-for-Sale securities by maturity as of March 31, 2009. Cash flows may differ from original maturities because issuers may call or prepay obligations:

                                         AMORTIZED COST   FAIR VALUE
                                         --------------   ----------
                                                (IN THOUSANDS)
Due within one year                        $  918,244     $  915,578
Due after one year through five years         876,168        866,159
Due after five years through 10 years          25,184         20,137
Due after 10 years                             34,630         34,728
                                           ----------     ----------
                                            1,854,226      1,836,602
Residential mortgage backed securities      1,653,774      1,482,658
Commercial mortgage backed securities         535,464        527,402
Asset backed securities                       400,228        372,283
Common and preferred stocks                    19,612          5,463
                                           ----------     ----------
   Total                                   $4,463,304     $4,224,408
                                           ==========     ==========

The expected payments on residential mortgage backed securities, commercial mortgage backed securities, and asset backed securities may not coincide with their contractual maturities. As such, these securities, as well as common and preferred stocks, were not included in the maturities distribution.

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

Investments in Unaffiliated Issuers (Available-for-Sale Securities and Trading Securities)

When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from nationally-recognized pricing services. Level 1 securities include U.S. Treasuries. Level 2 securities include agency mortgage backed securities and certain non-agency mortgage backed securities, asset backed securities, municipal and corporate bonds and U.S. agency securities. Level 3 securities include certain non-agency mortgage backed securities and corporate bonds.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

                                                               MARCH 31, 2009
                                                 --------------------------------------------
                                                 LEVEL 1     LEVEL 2     LEVEL 3      TOTAL
                                                 -------   ----------   --------   ----------
                                                                (IN THOUSANDS)
Assets
   Cash equivalents                                $ --    $  358,887   $     --   $  358,887
   Available-for-Sale securities:
      Corporate debt securities                      --     1,744,149     30,979    1,775,128
      Residential mortgage backed securities         --       782,502    700,156    1,482,658
      Commercial mortgage backed securities          --       527,402         --      527,402
      Asset backed securities                        --       257,683    114,600      327,283
      U.S. government and agencies obligations      437        61,037         --       61,474
      Common and preferred stocks                    --         5,463         --        5,463
                                                   ----    ----------   --------   ----------
   Total Available-for-Sale securities              437     3,378,236    845,735    4,224,408
   Trading securities                                --       153,952         --      153,952
   Equity index options, purchased                   --        30,881         --       30,881
                                                   ----    ----------   --------   ----------
Total assets at fair value                         $437    $3,921,956   $845,735   $4,768,128
                                                   ====    ==========   ========   ==========
Liabilities
   Certificate reserves                            $ --    $    7,131   $     --   $    7,131
   Equity index options, written                     --        24,268         --       24,268
                                                   ----    ----------   --------   ----------
Total liabilities at fair value                    $ --    $   31,399   $     --   $   31,399
                                                   ====    ==========   ========   ==========

                                                               DECEMBER 31, 2008
                                                 --------------------------------------------
                                                 LEVEL 1     LEVEL 2     LEVEL 3      TOTAL
                                                 -------   ----------   --------   ----------
                                                                (IN THOUSANDS)
Assets
   Cash equivalents                                $ --    $1,164,484   $     --   $1,164,484
   Available-for-Sale securities:
      Corporate debt securities                      --     1,541,536     33,653    1,575,189
      Residential mortgage backed securities         --       738,349    465,234    1,203,583
      Commercial mortgage backed securities          --       266,612         --      266,612
      Asset backed securities                        --       153,477     67,552      221,029
      U.S. government and agencies obligations      458         4,609         --        5,067
      Common and preferred stocks                    --        10,923         --       10,923
      State and municipal obligations                --         4,000         --        4,000
                                                   ----    ----------   --------   ----------
   Total Available-for-Sale securities              458     2,719,506    566,439    3,286,403
   Trading securities                                --        16,618         --       16,618
   Equity index options, purchased                   --        23,693         --       23,693
                                                   ----    ----------   --------   ----------
Total assets at fair value                         $458    $3,924,301   $566,439   $4,491,198
                                                   ====    ==========   ========   ==========
Liabilities
   Certificate reserves                            $ --    $    5,007   $     --   $    5,007
   Equity index options, written                     --        18,681         --       18,681
                                                   ----    ----------   --------   ----------
Total liabilities at fair value                    $ --    $   23,688   $     --   $   23,688
                                                   ====    ==========   ========   ==========

                         AMERIPRISE CERTIFICATE COMPANY

The following table provides a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

                                                    RESIDENTIAL
                                        CORPORATE     MORTGAGE                       OTHER
                                          DEBT         BACKED      ASSET BACKED    STRUCTURED
AVAILABLE-FOR-SALE SECURITIES          SECURITIES    SECURITIES     SECURITIES    INVESTMENTS     TOTAL
-----------------------------          ----------   -----------    ------------   -----------   --------
                                                                     (IN THOUSANDS)
Balance, January 1, 2009                 $33,653      $465,234       $ 67,552         $--       $566,439
   Total gains (losses) included in:
      Net income                              --        (2,866)(1)      1,504(2)        8(3)      (1,354)
      Other comprehensive loss               604        17,912         (2,760)         --         15,756
   Purchases, sales, issuances
      and settlements, net                (3,278)      219,876         48,304          (8)       264,894
                                         -------      --------       --------         ---       --------
Balance, March 31, 2009                  $30,979      $700,156       $114,600         $--       $845,735
                                         =======      ========       ========         ===       ========
Change in unrealized (losses) gains
   included in net income relating
   to assets held at March 31, 2009      $    --      $ (2,911)(4)   $  1,504(2)      $--       $ (1,407)
                                         =======      ========       ========         ===       ========

(1) Represents a $(3,079) loss included in net realized (loss) gain on investments and $213 included in investment income in the Statements of Operations.

(2)  Included in investment income in the Statements of Operations.

(3) Represents a gain included in net realized (loss) gain on investments in the Statements of Operations.

(4) Represents a $(3,297) loss included in net realized (loss) gain on investments and $386 included in investment income in the Statements of Operations.

                                                     RESIDENTIAL
                                        CORPORATE      MORTGAGE                     OTHER
                                           DEBT         BACKED    ASSET BACKED    STRUCTURED
AVAILABLE-FOR-SALE SECURITIES           SECURITIES    SECURITIES   SECURITIES    INVESTMENTS     TOTAL
-----------------------------           ----------   -----------  ------------   -----------   --------
                                                                      (IN THOUSANDS)
Balance, January 1, 2008                 $67,797     $359,316       $42,927        $  --       $470,040
   Total gains (losses) included in:
      Net loss                                --         (111)(1)        --          485(1)         374
      Other comprehensive loss             1,259      (45,380)       (1,673)          --        (45,794)
   Purchases, sales, issuances
      and settlements, net                (3,039)     (14,838)       (1,214)        (485)       (19,576)
                                         -------     --------       -------        -----       --------
Balance, March 31, 2008                  $66,017     $298,987       $40,040        $  --       $405,044
                                         =======     ========       =======        =====       ========
Change in unrealized losses
   included in net loss relating
   to assets held at March 31, 2008      $    --     $   (111)      $    --        $  --       $   (111)
                                         =======     ========       =======        =====       ========

(1)  Included in investment income in the Statements of Operations.

During the reporting period, there were no material assets or liabilities measured at fair value on a nonrecurring basis.

The following table provides the carrying value and the estimated fair value of financial instruments that are not reported at fair value as of March 31, 2009 and December 31, 2008. All other financial instruments that are reported at fair value have been included in the table above with balances of assets and liabilities measured at fair value on a recurring basis.

                                                MARCH 31, 2009              DECEMBER 31, 2008
                                         ---------------------------   ---------------------------
                                         CARRYING VALUE   FAIR VALUE   CARRYING VALUE   FAIR VALUE
                                         --------------   ----------   --------------   ----------
                                                               (IN THOUSANDS)
FINANCIAL ASSETS
   Investments in unaffiliated issuers     $  356,127     $  310,014     $  364,464     $  296,002
FINANCIAL LIABILITIES
   Certificate reserves                    $4,978,763     $4,806,455     $4,880,582     $5,009,677

                         AMERIPRISE CERTIFICATE COMPANY

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

5. DERIVATIVES AND HEDGING ACTIVITIES

Derivative instruments enable ACC to manage its exposure to various market risks. The value of such instruments is derived from an underlying variable or multiple variables, including equity and interest rate indices or prices. ACC primarily enters into derivative agreements for risk management purposes related to ACC's products and operations.

ACC uses derivatives as economic hedges and currently does not designate any derivatives for hedge accounting. The following table presents the balance sheet location and the gross fair value of derivative instruments at March 31, 2009:

                                                                       FAIR VALUE
DERIVATIVES NOT DESIGNATED AS    -------------------------------------------------------------------------------------
HEDGING INSTRUMENTS                   BALANCE SHEET LOCATION        ASSET        BALANCE SHEET LOCATION      LIABILITY
------------------------------   -------------------------------   -------   -----------------------------   ---------
                                                                    (IN THOUSANDS)
EQUITY CONTRACTS
Stock market certificates        Equity index options, purchased   $30,881   Equity index options, written    $(24,268)
Stock market certificates
   embedded derivatives                                                 --   Certificate reserves               (7,131)
                                                                   -------                                    --------
Total                                                              $30,881                                    $(31,399)
                                                                   =======                                    ========

See note 4 for additional information regarding ACC's fair value measurement of derivative instruments.

DERIVATIVES NOT DESIGNATED AS HEDGES

The following table presents a summary of the impact of derivatives not designated as hedging instruments under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") on the Statement of Operations for the three months ended March 31, 2009:

                                                                                                 AMOUNT OF LOSS
DERIVATIVES NOT DESIGNATED AS HEDGING                   LOCATION OF LOSS RECOGNIZED IN           RECOGNIZED IN
INSTRUMENTS UNDER SFAS 133                                   INCOME ON DERIVATIVES           INCOME ON DERIVATIVES
-------------------------------------               --------------------------------------   ---------------------
                                                                                                 (IN THOUSANDS)
EQUITY CONTRACTS
   Stock market certificates                        Net provision for certificate reserves           $(2,838)
   Stock market certificates embedded derivatives   Net provision for certificate reserves            (2,123)
                                                                                                     -------
      Total                                                                                          $(4,961)
                                                                                                     =======

ACC holds derivative instruments that either do not qualify or are not designated for hedge accounting treatment. These derivative instruments are used as economic hedges of equity and interest rate risk related to various products and transactions of ACC.

                         AMERIPRISE CERTIFICATE COMPANY

Ameriprise Stock Market Certificates ("SMC") offer a return based upon the relative change in a major stock market index between the beginning and end of the SMC's term. The SMC product contains an embedded derivative, essentially the equity based return of the certificate that must be separated from the host contract and accounted for as a derivative instrument. As a result of fluctuations in equity markets, and the corresponding changes in value of the embedded derivative, the amount of expenses incurred by ACC related to SMC will positively or negatively impact reported earnings. As a means of hedging its obligations under the provisions for these certificates, ACC purchases and writes call options on the S&P 500 Index. ACC views this strategy as a prudent management of equity market sensitivity, such that earnings are not exposed to undue risk presented by changes in equity market levels. The gross notional amount of these derivative contracts was $1.5 million at March 31, 2009. ACC also purchases futures on the S&P 500 Index to economically hedge its obligations. The futures are marked-to-market daily and exchange traded, exposing ACC to no counterparty risk. The gross notional amount of these contracts was $0.2 million at March 31, 2009.

EMBEDDED DERIVATIVES

The equity component of the stock market investment certificate product obligations is considered an embedded derivative.

CREDIT RISK

Credit risk associated with ACC's derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, ACC has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements wherever practical. ACC does not currently hold any contracts that contain credit contingent features, which would allow counterparties to call for additional collateral or settlement of a contract based on a change in ACC's financial strength. At March 31, 2009, ACC's credit exposure was immaterial.

6. COMMITMENTS AND CONTINGENCIES

At March 31, 2009 and December 31, 2008, ACC had no commitments to fund first mortgage loans on real estate. ACC holds the mortgage document, which gives ACC the right to take possession of the property if the borrower fails to perform according to the terms of the agreements. ACC employs policies and procedures to ensure the creditworthiness of the borrowers and that funds will be available on the funding date. ACC's first mortgage loans on commercial real estate are restricted to 80% or less of the market value of the real estate at the time of the loan funding.

ACC is not aware that it is a party to any pending legal, arbitration, or regulatory proceedings that would have a material adverse effect on its financial condition, results of operations or liquidity. However, it is possible that the outcome of any such proceedings could have a material adverse effect on results of operations in any particular reporting period as the proceedings are resolved.

7. INCOME TAXES

The effective tax rate was 43.2% for the three months ended March 31, 2009 compared to 32.3% for the three months ended March 31, 2008. The effective tax rates for both three month periods reflected the level of current period tax advantaged items relative to the level of pretax income (loss).

As of March 31, 2009 and December 31, 2008, ACC had $4.4 million of gross unrecognized tax benefits. If recognized, approximately $1.2 million, net of federal tax benefits, of the unrecognized tax benefits as of March 31, 2009 and December 31, 2008, would affect the effective tax rate.

ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized interest and penalties of $0.1 million for the three months ended March 31, 2009. ACC had $1.3 million and $1.2 million for the payment of interest and penalties accrued at March 31, 2009 and December 31, 2008, respectively.

It is not expected that the total amounts of unrecognized tax benefits will change materially in the next 12 months.

ACC files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, ACC is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 1997. In the fourth quarter of 2008, the Internal Revenue Service ("IRS"), commenced an examination of ACC's U.S. income tax returns for 2005 through 2007. The IRS, as part of the overall examination of the American Express Company consolidated return, completed its field examination of ACC's U.S. income tax returns for 1997 through 2002 during 2008. However, for federal income tax purposes these years continue to remain open as a consequence of certain issues under appeal. The IRS continued its examination of 2003 through 2004 which is expected to be completed during 2009. ACC's state income tax returns are currently under examination by various jurisdictions for years ranging from 1998 through 2006.

                         AMERIPRISE CERTIFICATE COMPANY

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS

The following information should be read in conjunction with Ameriprise Certificate Company's ("ACC") Financial Statements and related notes presented in Part I, Item 1. This discussion may contain forward-looking statements that reflect ACC's plans, estimates and beliefs. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed under "Forward-Looking Statements." ACC believes it is useful to read its management's narrative analysis in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission ("SEC") on March 3, 2009 ("2008 10-K"), as well as its current reports on Form 8-K and other publicly available information.

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

ACC's profitability has benefited recently from the negative economic credit and equity market trends as clients have increased their preference for fixed income investment products as well as the opportunity to reduce crediting rates due to declining competitor benchmarks. ACC's future profitability is dependent upon changes in both the economic, credit and equity environments and the competitive environment. Affiliates of Ameriprise Financial, Inc. and unaffiliated third parties offer certain competing products which have demonstrated strong appeal to investors.

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

There have been no material changes in ACC's net risk exposure to pretax income based on its sources of market risk during the three months ended March 31, 2009.

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

                         AMERIPRISE CERTIFICATE COMPANY

Credit exposures on derivative contracts may take into account enforceable netting arrangements and collateral arrangements. Before executing a new type of structure of derivative contract, ACC determines the variability of the contract's potential market and credit exposures and whether such variability might reasonably be expected to create exposure to a counterparty in excess of established limits. As of March 31, 2009, any deterioration in our derivative counterparties' credit would not materially impact our financial statements.

For additional information regarding ACC's sensitivity to market and credit risk, see "Management's Narrative Analysis" in ACC's 2008 10-K.

FAIR VALUE MEASUREMENTS

ACC reports certain assets and liabilities at fair value; specifically derivatives, embedded derivatives, and most investments and cash equivalents. Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157") defines fair value, provides a framework for measuring fair value and expands disclosures about fair value measurements. Fair value assumes the exchange of assets or liabilities in orderly transactions. SFAS 157 does not require the use of market prices that are the result of a forced liquidation or distressed sale. ACC includes actual market price, or observable inputs in its fair value measurements to the extent available. Broker quotes are obtained when quotes from pricing services are not available. ACC validates prices obtained from third parties through a variety of means such as: price variance analysis, subsequent sales testing, stale price review, price comparison across pricing vendors and due diligence reviews of vendors. Recent market conditions have increased the likelihood of other-than-temporary impairments for certain non-agency residential mortgage backed and asset backed securities.

Inactive Markets

Through ACC's own experience transacting in the marketplace and through discussions with its pricing vendors, ACC believes that the market for certain non-agency residential mortgage backed securities is inactive. Indicators of inactive markets include: pricing services' reliance on brokers or discounted cash flow analysis to provide prices, an increase in the disparity between prices provided by different pricing services for the same security, unreasonably large bid-offer spreads and a significant decrease in the volume of trades relative to historical levels. In certain cases, this market inactivity has resulted in ACC applying valuation techniques that rely more on an income approach (discounted cash flows using market rates) than on a market approach (prices from pricing services). ACC considers market observable yields for other asset classes it considers to be of similar risk which includes nonperformance and liquidity for individual securities to set the discount rate for applying the income approach to certain non-agency residential mortgage backed securities. The discount rates used for these securities at March 31, 2009 ranged from 12% to 22%.

Non-agency Residential Mortgage Backed Securities Backed by Subprime, Alt-A or Prime Collateral

Subprime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. Alt-A mortgage lending is the origination of residential mortgage loans to customers who have credit ratings above subprime but may not conform to government-sponsored standards. Prime mortgage lending is the origination of residential mortgage loans to customers with good credit profiles. ACC has exposure to these types of loans predominantly through mortgage backed and asset backed securities. The slowdown in the U.S. housing market, combined with relaxed underwriting standards by some originators, has recently led to higher delinquency and loss rates for some of these investments. Recent market conditions have increased the likelihood of other-than-temporary impairments for certain non-agency residential mortgage backed securities. As a part of ACC's risk management process, an internal rating system is used in conjunction with market data as the basis for analysis to assess the likelihood that ACC will not receive all contractual principal and interest payments for these investments. For the investments that are more at risk for impairment, ACC performs its own assessment of projected cash flows incorporating assumptions about default rates, prepayment speeds, loss severity, and geographic concentrations to determine if an other-than-temporary impairment should be recognized. Other than non-agency mortgage backed securities that had credit related impairments recorded in the first quarter of 2009, all contractual payments are expected to be received.

                         AMERIPRISE CERTIFICATE COMPANY

The following table presents as of March 31, 2009, ACC's non-agency residential mortgage backed and asset backed securities backed by subprime, Alt-A or prime mortgage loans by credit rating and vintage year (in thousands):

                        AAA                AA                A                BBB            BB & BELOW            TOTAL
                ------------------ ----------------- ----------------- ----------------- ------------------ -------------------
                AMORTIZED   FAIR   AMORTIZED   FAIR  AMORTIZED   FAIR  AMORTIZED   FAIR  AMORTIZED   FAIR    AMORTIZED   FAIR
                  COST      VALUE     COST    VALUE     COST    VALUE     COST    VALUE     COST     VALUE     COST      VALUE
                --------- -------- --------- ------- --------- ------- --------- ------- --------- -------- ---------- --------
SUBPRIME
   2003 & prior $  1,698  $  1,004  $    --  $    --  $    --  $    --  $    --  $    --  $     -- $     -- $    1,698 $  1,004
   2004           11,763    10,081       --       --       --       --   10,652    6,296        --       --     22,415   16,377
   2005           30,960    30,077   32,351   29,384   15,173   14,081    1,780    1,382        --       --     80,264   74,924
   2006               --        --    3,384    3,090       --       --   19,787   18,070        --       --     23,171   21,160
   2007               --        --       --       --       --       --       --       --        --       --         --       --
   2008               --        --       --       --       --       --       --       --        --       --         --       --
                --------  --------  -------  -------  -------  -------  -------  -------  -------- -------- ---------- --------
Total Subprime  $ 44,421  $ 41,162  $35,735  $32,474  $15,173  $14,081  $32,219  $25,748  $     -- $     -- $  127,548 $113,465
                ========  ========  =======  =======  =======  =======  =======  =======  ======== ======== ========== ========
ALT-A
   2003 & prior $  7,466  $  6,603  $    --  $    --  $    --  $    --  $    --  $    --  $     -- $     -- $    7,466 $  6,603
   2004           35,717    25,142   10,240    5,669       --       --    2,483    1,167        --       --     48,440   31,978
   2005            8,922     5,416    7,026    4,094      468      235   12,434    6,633    83,095   51,974    111,945   68,352
   2006               --        --       --       --   11,824   11,049       --       --    44,021   30,373     55,845   41,422
   2007               --        --       --       --       --       --       --       --    67,578   43,737     67,578   43,737
   2008               --        --       --       --       --       --       --       --        --       --         --       --
                --------  --------  -------  -------  -------  -------  -------  -------  -------- -------- ---------- --------
Total Alt-A     $ 52,105  $ 37,161  $17,266  $ 9,763  $12,292  $11,284  $14,917  $ 7,800  $194,694 $126,084 $  291,274 $192,092
                ========  ========  =======  =======  =======  =======  =======  =======  ======== ======== ========== ========
PRIME
   2003 & prior $ 45,383  $ 43,852  $    --  $    --  $    --  $    --  $    --  $    --  $     -- $     -- $   45,383 $ 43,852
   2004          121,332    96,760   18,178    9,437       --       --    3,667    2,337        --       --    143,177  108,534
   2005          143,615    95,655       --       --       --       --       --       --     6,348    4,607    149,963  100,262
   2006               --        --       --       --    5,216    4,060       --       --        --       --      5,216    4,060
   2007               --        --       --       --       --       --       --       --    15,307   15,042     15,307   15,042
   2008               --        --       --       --       --       --       --       --        --       --         --       --
   2009          236,045   236,304       --       --       --       --       --       --        --       --    236,045  236,304
                --------  --------  -------  -------  -------  -------  -------  -------  -------- -------- ---------- --------
Total Prime(1)  $546,375  $472,571  $18,178  $ 9,437  $ 5,216  $ 4,060  $ 3,667  $ 2,337  $ 21,655 $ 19,649 $  595,091 $508,054
                ========  ========  =======  =======  =======  =======  =======  =======  ======== ======== ========== ========
GRAND TOTAL     $642,901  $550,894  $71,179  $51,674  $32,681  $29,425  $50,803  $35,885  $216,349 $145,733 $1,013,913 $813,611
                ========  ========  =======  =======  =======  =======  =======  =======  ======== ======== ========== ========

(1) Prime 2009 vintages are re-remics of mortgage backed securities. These were originally 2003-2007 vintage prime securities with cash flows structured into senior and subordinated bonds. Credit enhancement on senior bonds is increased through the re-remic process with an average incremental enhancement of 30%. All senior bonds are AAA-rated by Moody's, S&P, or Fitch and the company does not have any exposure to subordinate tranches.

                         AMERIPRISE CERTIFICATE COMPANY

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Net income for the three months ended March 31, 2009 was $0.4 million compared to a net loss of $1.4 million for the three months ended March 31, 2008, an increase of $1.8 million, due to clients' increased preference for fixed income securities and decreased interest crediting rates. Cash sales of investment certificates increased significantly from the first quarter of 2008.

For the three months ended March 31, 2009, investment income increased $6.6 million, or 14.7%, to $51.5 million compared to the prior year period. This increase is primarily the result of higher asset balances due to client inflows period over period, partially offset by lower invested asset rates.

Investment expenses for the three months ended March 31, 2009 increased $2.0 million, or 24.3%, to $10.4 million compared to the same period in 2008. This increase is due to higher contractual fees, due to larger client volumes on average, compared to the first quarter of 2008.

The provision for certificate reserves decreased $0.4 million, or 1.0%, to $38.7 million for the three months ended March 31, 2009 compared to the same period in 2008. This decrease is due to lower client interest rates, partially offset by an increase in client volumes due to net inflows.

Net realized investment losses before income taxes for the three months ended March 31, 2009 were $1.7 million compared to net realized investment gains before income taxes of $0.5 million for the three months ended March 31, 2008. Included in the investment losses for the three months ended March 31, 2009 was $4.4 million of other-than-temporary impairment losses on investments. These other-than-temporary impairment charges primarily related to credit losses on non-agency residential mortgage backed securities and corporate debt securities primarily in the gaming industry. The majority of the realized investment gains and losses were from securities classified as Available-for-Sale.

The effective tax rate was 43.2% for the three months ended March 31, 2009 compared to 32.3% for the three months ended March 31, 2008. The effective tax rates for both three month periods reflected the level of current year tax advantaged items relative to the level of pretax income (loss).

RECENT ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements and their expected impact on ACC's future results of operations or financial condition, see Note 2 to the financial statements.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, which are subject to risks and uncertainties. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "may," "should," "could," "would," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in "Item 1A. Risk Factors" and elsewhere in ACC's 2008 10-K. Any forward-looking statements contained in this report are made only as of the date hereof. ACC undertakes no obligation to update or revise any forward-looking statements.

                         AMERIPRISE CERTIFICATE COMPANY

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

ACC's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC's disclosure controls and procedures as of March 31, 2009. Based upon that evaluation, ACC's Chief Executive Officer and Chief Financial Officer have concluded that ACC's disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2009.

In the fourth quarter of 2008, ACC's management determined that ACC's disclosure controls and procedures were ineffective. ACC determined that it did not have sufficient controls in place to prevent or detect errors created through the usage of an end-user computing application, which is used to perform valuation/impairment analysis of certain investment instruments. This control deficiency could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to ACC's interim or annual financial statements that would not be prevented or detected.

Steps have been taken during the period ended March 31, 2009 to remediate the above-referenced material weakness that first was identified in December 2008. New controls over financial reporting were implemented and operating effectively at March 31, 2009. ACC's management will not consider the material weakness to be fully remediated until the controls have operated effectively for two consecutive quarters. Until ACC's management has concluded that it has remediated this material weakness, ACC will perform additional analysis and procedures to ensure that its financial statements contained in subsequent SEC filings are prepared in accordance with generally accepted accounting principles.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except as described above, there have not been any other changes in ACC's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter of the year to which this report relates that have materially affected, or are reasonably likely to materially affect, ACC's internal control over financial reporting.

                         AMERIPRISE CERTIFICATE COMPANY
                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 6 to the Financial Statements in Part 1, Item 1 is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors provided in Part I, Item 1A of ACC's Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 3, 2009.

ITEM 6. EXHIBITS

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under "Exhibit Index," which is incorporated herein by reference.

                         AMERIPRISE CERTIFICATE COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERIPRISE CERTIFICATE COMPANY
                                                 (Registrant)


Date: May 6, 2009                       By /s/ William F. Truscott
                                           -------------------------------------
                                           William F. Truscott
                                           Chief Executive Officer


Date: May 6, 2009                       By /s/ Ross P. Palacios
                                           -------------------------------------
                                           Ross P. Palacios
                                           Chief Financial Officer

                         AMERIPRISE CERTIFICATE COMPANY

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

EXHIBIT   DESCRIPTION
-------   -----------
* 31.1    Certification of William F. Truscott pursuant to Rule 13a-14(a)
          promulgated under the Securities Exchange Act of 1934, as amended.

* 31.2 Certification of Ross P. Palacios pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

* 32.1    Certification of William F. Truscott and Ross P. Palacios pursuant to
          18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
*    Filed electronically herewithin.