Form 10-Q
period 2009-06-30
AMERIPRISE CERTIFICATE CO
filed 2009-08-04
CIK 52428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM __________________ TO _____________________

                          COMMISSION FILE NO. 811-00002

                         AMERIPRISE CERTIFICATE COMPANY
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 41-6009975
----------------------------------------   -------------------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

    1099 AMERIPRISE FINANCIAL CENTER,
         MINNEAPOLIS, MINNESOTA                            55474
----------------------------------------   -------------------------------------
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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

                 CLASS                             OUTSTANDING AT AUGUST 3, 2009
---------------------------------------            -----------------------------
Common Shares (par value $10 per share)                    150,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                         AMERIPRISE CERTIFICATE COMPANY

                                    FORM 10-Q

INDEX

Part I. Financial Information:
   Item 1.  Financial Statements
            Statements of Operations - Three months and six months ended
               June 30, 2009 and 2008.....................................     3
            Balance Sheets - June 30, 2009 and December 31, 2008..........     4
            Statements of Cash Flows - Six months ended June 30, 2009 and
               2008.......................................................     5
            Statements of Shareholder's Equity - Six months ended June 30,
               2009 and 2008..............................................     6
            Notes to Financial Statements.................................     7
   Item 2.  Management's Narrative Analysis...............................    20
   Item 4T. Controls and Procedures.......................................    23
Part II. Other Information:
   Item 1.  Legal Proceedings.............................................    24
   Item 1A. Risk Factors..................................................    24
   Item 6.  Exhibits......................................................    24
   Signatures ............................................................    25
   Exhibit Index..........................................................   E-1

                         AMERIPRISE CERTIFICATE COMPANY
                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (in thousands)

                                                              THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                              ---------------------------   -------------------------
                                                                    2009       2008              2009       2008
                                                                  --------   --------          --------   --------
Investment income                                                 $ 61,795   $ 46,376          $113,279   $ 91,276
Investment expenses                                                  8,863      8,311            19,311     16,717
                                                                  --------   --------          --------   --------
Net investment income before provision for certificate
   reserves and income taxes                                        52,932     38,065            93,968     74,559
Net provision for certificate reserves                              33,604     37,034            72,261     76,098
                                                                  --------   --------          --------   --------
Net investment income (loss) before income taxes                    19,328      1,031            21,707     (1,539)
Income tax expense (benefit)                                         7,042        524             7,928       (319)
                                                                  --------   --------          --------   --------
   Net investment income (loss)                                     12,286        507            13,779     (1,220)
Net realized investment losses before income taxes                  (2,453)   (10,717)           (4,172)   (10,233)
Income tax benefit                                                    (859)    (3,751)           (1,460)    (3,582)
                                                                  --------   --------          --------   --------
Net realized loss on investments                                    (1,594)    (6,966)           (2,712)    (6,651)
                                                                  --------   --------          --------   --------
Net income (loss)                                                 $ 10,692   $ (6,459)         $ 11,067   $ (7,871)
                                                                  ========   ========          ========   ========
Supplemental Disclosures:
Net realized investment losses before income taxes:
   Net realized investment gains before income taxes and
      impairment losses on securities                             $  1,527                     $  4,244
                                                                  --------                     --------
   Total other-than-temporary impairment losses on securities       (8,363)                      (9,674)
   Portion of loss recognized in other comprehensive income          4,383                        1,258
                                                                  --------                     --------
   Net impairment losses recognized in net realized investment
      losses before income taxes                                    (3,980)                      (8,416)
                                                                  --------                     --------
Total net realized investment losses before income taxes          $ (2,453)                    $ (4,172)
                                                                  ========                     ========

See Notes to Financial Statements.

                         AMERIPRISE CERTIFICATE COMPANY

                                 BALANCE SHEETS

                        (in thousands, except share data)

                                                      JUNE 30, 2009   DECEMBER 31, 2008
                                                      -------------   -----------------
                                                       (UNAUDITED)
ASSETS
Qualified Assets
   Cash equivalents                                     $  289,685        $1,164,484
   Investments in unaffiliated issuers                   4,700,081         3,667,485
   Receivables                                              39,835            39,479
   Equity index options, purchased                          65,976            23,693
                                                        ----------        ----------
Total qualified assets                                   5,095,577         4,895,141
                                                        ----------        ----------
Other Assets
   Deferred taxes, net                                      87,964           136,172
   Current taxes receivable                                     --             9,578
   Due from related party                                    8,054             2,848
                                                        ----------        ----------
Total other assets                                          96,018           148,598
                                                        ----------        ----------
Total assets                                            $5,191,595        $5,043,739
                                                        ==========        ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
LIABILITIES:
   Certificate reserves                                 $4,832,531        $4,885,589
   Current taxes payable to parent                          10,478             3,205
   Payable for investment securities purchased              17,287            26,332
   Equity index options, written                            50,660            18,681
   Accounts payable and accrued liabilities                 43,431            19,427
                                                        ----------        ----------
Total liabilities                                        4,954,387         4,953,234
                                                        ----------        ----------
SHAREHOLDER'S EQUITY:
   Common shares ($10 par value; 150,000 shares
   authorized and issued)                                    1,500             1,500
   Additional paid-in capital                              357,964           322,964
   Accumulated deficit                                     (38,744)          (81,505)
   Accumulated other comprehensive loss, net of tax        (83,512)         (152,454)
                                                        ----------        ----------
Total shareholder's equity                                 237,208            90,505
                                                        ----------        ----------
Total liabilities and shareholder's equity              $5,191,595        $5,043,739
                                                        ==========        ==========

See Notes to Financial Statements.

                         AMERIPRISE CERTIFICATE COMPANY

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (in thousands)

                                                                   SIX MONTHS ENDED JUNE 30,
                                                                   -------------------------
                                                                        2009         2008
                                                                   ------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                   $    11,067   $  (7,871)
Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
   Interest added to certificate loans                                     (105)       (127)
   Amortization of premiums, accretion of discounts, net                 (2,536)      3,072
   Deferred taxes, net                                                   (6,149)     (7,593)
   Net realized loss on investments                                       3,263      10,233
   Provision for loan loss                                                1,000          --
Changes in other operating assets and liabilities:
   Trading securities, net                                             (143,886)         --
   Dividends and interest receivable                                     (2,463)     (3,300)
   Due to parent for income taxes                                        16,852      13,359
   Certificate reserves, net                                              8,882     (19,512)
   Other, net                                                            11,070      18,197
                                                                    -----------   ---------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                    (103,005)      6,458
                                                                    -----------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Available-for-Sale securities:
   Sales                                                                261,397       2,740
   Maturities and redemptions                                           639,011     553,803
   Purchases                                                         (1,668,880)   (586,051)
Below investment grade syndicated bank loans and
   first mortgage loans on real estate:
   Sales                                                                  1,112       1,515
   Maturities and redemptions                                            22,474      34,195
   Purchases                                                               (132)    (77,155)
Certificate loans:
   Payments                                                                 419         412
   Fundings                                                                (255)       (223)
                                                                    -----------   ---------
NET CASH USED IN INVESTING ACTIVITIES                                  (744,854)    (70,764)
                                                                    -----------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments from certificate owners                                   1,706,455     928,647
   Certificate maturities and cash surrenders                        (1,768,395)   (616,589)
   Capital contribution from parent                                      35,000      35,000
                                                                    -----------   ---------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                     (26,940)    347,058
                                                                    -----------   ---------
NET (DECREASE) INCREASE IN CASH EQUIVALENTS                            (874,799)    282,752
Cash equivalents at beginning of period                               1,164,484      76,079
                                                                    -----------   ---------
Cash equivalents at end of period                                   $   289,685   $ 358,831
                                                                    ===========   =========
SUPPLEMENTAL DISCLOSURES INCLUDING NON-CASH TRANSACTIONS:
   Cash received for income taxes                                   $    (6,769)  $ (15,513)
   Certificate maturities and surrenders through loan reductions            902         998

See Notes to Financial Statements.

                         AMERIPRISE CERTIFICATE COMPANY

                 STATEMENTS OF SHAREHOLDER'S EQUITY (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2009 AND 2008



                                                                                 RETAINED EARNINGS/
                                                                               (ACCUMULATED DEFICIT)
                                                                         ----------------------------------
                                                                         APPROPRIAT-   APPROPRI-
                                                                         ED FOR PRE-   ATED FOR               ACCUMULAT-
                                            NUMBER                        DECLARED     ADDITIONAL             ED OTHER
                                            OF OUT-          ADDITIONAL   ADDITIONAL  INTEREST ON             COMPREHEN-
                                           STANDING  COMMON    PAID-IN   CREDITS AND    ADVANCE    UNAPPRO-   SIVE LOSS-
                                            SHARES   SHARES    CAPITAL    INTEREST     PAYMENTS     PRIATED   NET OF TAX    TOTAL
                                           --------  ------  ----------  -----------  -----------  --------  -----------  --------
                                                                        (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCES AT JANUARY 1, 2008                 150,000  $1,500   $207,964      $ 949         $15      $     --   $ (33,804)  $176,624
Comprehensive income:
   Net loss                                      --      --         --         --          --        (7,871)         --     (7,871)
   Other comprehensive
      loss, net of tax:
         Change in net unrealized
            securities losses                    --      --         --         --          --            --     (43,579)   (43,579)
                                                                                                                          --------
Total comprehensive loss                                                                                                   (51,450)
Transfer to unappropriated/
   from appropriated                             --      --         --       (627)         --           627          --         --
Receipt of capital from parent                   --      --     27,756         --          --         7,244          --     35,000
                                            -------  ------   --------      -----         ---      --------   ---------   --------
BALANCES AT JUNE 30, 2008                   150,000  $1,500   $235,720      $ 322         $15      $     --   $ (77,383)  $160,174
                                            =======  ======   ========      =====         ===      ========   =========   ========
BALANCES AT JANUARY 1, 2009                 150,000  $1,500   $322,964      $  50         $15      $(81,570)  $(152,454)  $ 90,505
Change in accounting
   principle, net of tax                         --      --         --         --          --        31,694     (31,694)        --
Comprehensive income:
   Net income                                    --      --         --         --          --        11,067          --     11,067
   Other comprehensive
      income, net of tax:
         Change in net unrealized
            securities losses                    --      --         --         --          --            --     101,012    101,012
         Change in noncredit related
            impairments on securities
            and net unrealized securities
            losses on previously
            impaired securities                  --      --         --         --          --            --        (376)      (376)
                                                                                                                          --------
Total comprehensive income                                                                                                 111,703
Transfer to unappropriated/
   from appropriated                             --      --         --        (48)         --            48          --         --
Receipt of capital from parent                   --      --     35,000         --          --            --          --     35,000
                                            -------  ------   --------      -----         ---      --------   ---------   --------
BALANCES AT JUNE 30, 2009                   150,000  $1,500   $357,964      $   2         $15      $(38,761)  $ (83,512)  $237,208
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

ACC evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through August 3, 2009, the date the financial statements were issued.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168 "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162" ("SFAS 168"). SFAS 168 will supersede existing non-SEC accounting and reporting standards. The codification will not change GAAP but will rather organize it into a new hierarchy with two levels: authoritative and non-authoritative. All authoritative GAAP will carry equal weight and be organized in a topical structure. SFAS 168 is effective for interim and annual reporting periods ending after September 15, 2009. The adoption of SFAS 168 will not have a material effect on ACC's results of operations and financial condition.

In June 2009, the FASB issued SFAS No. 166 "Accounting for Transfers of Financial Assets--an amendment of FASB Statement No. 140" ("SFAS 166"). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. SFAS 166 is effective for interim and annual reporting periods beginning after November 15, 2009, with early adoption prohibited, and must be applied to transfers of financial assets occurring on or after the effective date. The adoption of SFAS 166 is not expected to have a meterial effect on its results of operations and financial condition.

In May 2009, the FASB issued SFAS No. 165 "Subsequent Events" ("SFAS 165"). SFAS 165 provides guidance on the recognition of such events and requires additional disclosures on the time period evaluated for subsequent events. SFAS 165 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. ACC adopted SFAS 165 in the second quarter of 2009. The adoption did not have a material effect on ACC's results of operations and financial condition.

In April 2009, the FASB issued FASB Staff Position ("FSP") FAS 157-4 "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP 157-4"). FSP 157-4 provides guidance on estimating the fair value of a financial asset or liability when the trade volume and level of activity for the asset or liability has significantly decreased relative to historical levels. FSP 157-4 requires entities to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value and any changes in valuation inputs or techniques. In addition, debt and equity securities as defined by SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" shall be disclosed by major category. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. ACC early adopted FSP 157-4 in the first quarter of 2009. The adoption did not have a material effect on ACC's results of operations and financial condition.

                         AMERIPRISE CERTIFICATE COMPANY

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

In March 2008, the FASB issued SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about their impact on an entity's financial position, financial performance, and cash flows. SFAS 161 requires disclosures regarding the objectives for using derivative instruments, the fair value of derivative instruments and their related gains and losses, and the accounting for derivatives and related hedged items. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. ACC applied the disclosure requirements of SFAS 161 in the first quarter of 2009. See Note 5 for disclosures required by SFAS 161.

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

In accordance with FSP FAS 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"), ACC deferred the adoption of SFAS 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of FSP 157-2 did not have a material effect on ACC's results of operations and financial condition. Note 4 for additional information regarding the fair values of ACC's assets and liabilities.

                         AMERIPRISE CERTIFICATE COMPANY

3. INVESTMENTS

Investments in unaffiliated issuers were as follows:

                                                                          JUNE 30, 2009   DECEMBER 31, 2008
                                                                          -------------   -----------------
                                                                                  (IN THOUSANDS)
Available-for-Sale securities, at fair value
   (amortized cost: 2009, $4,328,920; 2008, $3,521,116)                     $4,198,822        $3,286,403
Below investment grade syndicated bank loans and first mortgage loans
   on real estate, at cost (fair value: 2009, $322,525; 2008, $289,401)        335,115           357,863
Trading securities, at fair value (amortized cost: 2009, $159,720;
   2008, $16,611)                                                              160,504            16,618
Certificate loans - secured by certificate reserves, at cost, which
   approximates fair value                                                       5,640             6,601
                                                                            ----------        ----------
Total                                                                       $4,700,081        $3,667,485
                                                                            ==========        ==========


Available-for-Sale Securities

Effective January 1, 2009, ACC early adopted FSP 115-2. This interpretation significantly changed ACC's accounting policy regarding the timing and amount of other-than temporary impairments for Available-for-Sale securities as follows. When the fair value of an investment is less than its amortized cost, ACC assesses whether or not i.) it has the intent to sell the security (made a decision to sell) or ii.) it is more likely than not that ACC will be required to sell the security before its anticipated recovery. If either of these conditions are met, ACC must recognize an other-than-temporary impairment for the difference between the investment's amortized cost basis and its fair value through earnings. For securities that do not meet the above criteria, and ACC does not expect to recover a security's amortized cost basis, the security is considered other-than temporarily impaired. For these securities, ACC separates the total impairment into the credit loss component and the amount of the loss related to other factors. The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of income taxes. For Available-for-Sale securities that have recognized an other-than-temporary impairment through earnings, if through subsequent evaluation there is a significant increase in the cash flow expected, the difference between the amortized cost basis and the cash flows expected to be collected is accreted as interest income. Subsequent increases and decreases in the fair value of Available-for-Sale securities are included in other comprehensive income. ACC's Statements of Shareholder's Equity present all changes in other comprehensive income associated with Available-for-Sale securities that have been other-than-temporarily impaired on a separate line from fair value changes recorded in other comprehensive income from all other securities.

ACC provides a supplemental disclosure on the face of its Statements of Operations that presents (i) total other-than-temporary impairment losses recognized during the period and (ii) the portion of other-than-temporary impairment losses recognized in other comprehensive income. The sum of these amounts represents the credit-related portion of other-than-temporary impairments that were recognized in earnings during the period. The portion of other-than-temporary losses recognized in other comprehensive income includes: i.) the portion of other-than-temporary impairment losses related to factors other than credit recognized during the period and ii.) reclassifications of other-than-temporary impairment losses previously determined to be related to factors other than credit that are determined to be credit-related in the current period. The amount presented on the Statements of Operations as the portion of other-than-temporary losses recognized in other comprehensive income excludes subsequent increases and decreases in the fair value of these securities.

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

                         AMERIPRISE CERTIFICATE COMPANY

Corporate debt securities

Factors ACC considers in determining whether declines in the fair value of fixed maturity securities are other-than-temporary include: 1) the extent to which the market value is below amortized cost; 2) the duration of time in which there has been a significant decline in value; 3) fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer; and 4) market events that could impact credit ratings, economic and business climate, litigation and government actions, and similar external business factors. In order to determine the amount of the credit loss component for corporate debt securities considered other-than-temporarily impaired, a best estimate of the present value of cash flows expected to be collected discounted at the security's effective interest rate is compared to the amortized cost basis of the security. The significant inputs to cash flow projections consider potential debt restructuring terms, projected cash flows available to pay creditors and ACC's position in the debtor's overall capital structure.

Structured investments

For structured investments (e.g., residential mortgage backed securities, commercial mortgage backed securities, asset backed securities and other structured investments), ACC also considers factors such as overall deal structure and its position within the structure, quality of underlying collateral, delinquencies and defaults, loss severities, recoveries, prepayments and cumulative loss projections in assessing potential other-than-temporary impairments of these investments. Based upon these factors, securities that have indicators of potential other-than-temporary impairment are subject to detailed review by management. Securities for which declines are considered temporary continue to be carefully monitored by management. For the six months ended June 30, 2009, certain non-agency mortgage backed securities were deemed other-than temporarily impaired. Generally, the credit loss component for the non-agency mortgage backed securities is determined as the amount the amortized cost basis exceeds the present value of the projected cash flows expected to be collected. Significant inputs considered in these projections are consistent with the factors considered in assessing potential other-than-temporary impairment for these investments. Forward interest rates are considered in the cash flow projections and are used to calculate the discount rate used to determine the present value of the expected cash flows when structures are supported by variable rate securities. Current effective interest rates are used to discount cash flows supported by fixed rate securities.

Available-for-Sale securities distributed by type were as follows:

                                                               JUNE 30, 2009
                                           -----------------------------------------------------
                                                               GROSS       GROSS
                                                            UNREALIZED   UNREALIZED
DESCRIPTION OF SECURITIES                  AMORTIZED COST      GAINS       LOSSES     FAIR VALUE
-------------------------                  --------------   ----------   ----------   ----------
                                                              (IN THOUSANDS)
Corporate debt securities                    $1,625,622       $25,322    $  (9,902)   $1,641,042
Residential mortgage backed securities        1,587,662        18,442     (163,182)    1,442,922
Commercial mortgage backed securities           555,248         9,125       (1,589)      562,784
Asset backed securities                         480,170        13,510      (14,472)      479,208
U.S. government and agencies obligations         60,606           460           --        61,066
Common and preferred stocks                      19,612            --       (7,812)       11,800
                                             ----------       -------    ---------    ----------
   Total                                     $4,328,920       $66,859    $(196,957)   $4,198,822
                                             ==========       =======    =========    ==========

                                                             DECEMBER 31, 2008
                                           -----------------------------------------------------
                                                               GROSS        GROSS
                                                            UNREALIZED   UNREALIZED
DESCRIPTION OF SECURITIES                  AMORTIZED COST      GAINS       LOSSES     FAIR VALUE
-------------------------                  --------------   ----------   ----------   ----------
                                                              (IN THOUSANDS)
Corporate debt securities                    $1,623,978       $   637    $ (49,426)   $1,575,189
Residential mortgage backed securities        1,348,369        11,434     (156,220)    1,203,583
Commercial mortgage backed securities           273,099           590       (7,077)      266,612
Asset backed securities                         247,159           376      (26,506)      221,029
U.S. government and agencies obligations          4,899           168           --         5,067
Common and preferred stocks                      19,612            --       (8,689)       10,923
State and municipal obligations                   4,000            --           --         4,000
                                             ----------       -------    ---------    ----------
   Total                                     $3,521,116       $13,205    $(247,918)   $3,286,403
                                             ==========       =======    =========    ==========

                         AMERIPRISE CERTIFICATE COMPANY

At June 30, 2009 and December 31, 2008, fixed maturity securities comprised approximately 85% and 70%, respectively, of ACC's total investments. These securities were rated by either Moody's Investors Service ("Moody's"), Standard & Poor's Ratings Services ("S&P"), and Fitch Ratings, Ltd., except for approximately $58.4 million and $65.8 million of securities at June 30, 2009 and December 31, 2008, respectively, which were rated by ACC's internal analysts using criteria similar to Moody's and S&P. Ratings on investment grade securities are presented using S&P's convention and, if the two agencies' ratings differ, the lower rating is used. A summary of fixed maturity securities by rating was as follows:

                                        JUNE 30, 2009                        DECEMBER 31, 2008
                            ------------------------------------   ------------------------------------
                                                      PERCENT OF                             PERCENT OF
                             AMORTIZED                   TOTAL      AMORTIZED                   TOTAL
RATINGS                        COST      FAIR VALUE   FAIR VALUE      COST      FAIR VALUE   FAIR VALUE
-------                     ----------   ----------   ----------   ----------   ----------   ----------
                                                 (IN THOUSANDS, EXCEPT PERCENTAGES)
AAA                         $2,120,106   $2,099,812       50%      $1,627,746   $1,495,970       46%
AA                             176,467      159,228        4          246,614      223,318        7
A                              342,043      335,070        8          339,662      327,926       10
BBB                          1,336,312    1,339,322       32        1,176,153    1,140,420       34
Below investment grade         334,380      253,590        6          111,329       87,846        3
                            ----------   ----------      ---       ----------   ----------      ---
   Total fixed maturities   $4,309,308   $4,187,022      100%      $3,501,504   $3,275,480      100%
                            ==========   ==========      ===       ==========   ==========      ===

At June 30, 2009 and December 31, 2008, approximately 39% and 50%, respectively, of the securities rated AAA were U.S. Government Agency mortgage backed securities.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

                                                                        JUNE 30, 2009
                                         ---------------------------------------------------------------------------
                                           LESS THAN 12 MONTHS        12 MONTHS OR MORE              TOTAL
                                         -----------------------   -----------------------   -----------------------
                                                      UNREALIZED                UNREALIZED                UNREALIZED
DESCRIPTION OF SECURITIES                FAIR VALUE     LOSSES     FAIR VALUE     LOSSES     FAIR VALUE     LOSSES
-------------------------                ----------   ----------   ----------   ----------   ----------   ----------
                                                                        (IN THOUSANDS)
Residential mortgage backed securities    $285,748     $(12,579)    $331,979    $(150,603)   $  617,727   $(163,182)
Asset backed securities                    113,604       (3,443)      65,524      (11,029)      179,128     (14,472)
Corporate debt securities                   94,119         (679)     147,506       (9,223)      241,625      (9,902)
Commercial mortgage backed securities       29,057         (235)     118,623       (1,354)      147,680      (1,589)
Common and preferred stocks                     --           --       11,800       (7,812)       11,800      (7,812)
                                          --------     --------     --------    ---------    ----------   ---------
   Total                                  $522,528     $(16,936)    $675,432    $(180,021)   $1,197,960   $(196,957)
                                          ========     ========     ========    =========    ==========   =========

                                                                      DECEMBER 31, 2008
                                         ---------------------------------------------------------------------------
                                           LESS THAN 12 MONTHS        12 MONTHS OR MORE              TOTAL
                                         -----------------------   -----------------------   -----------------------
                                                      UNREALIZED                UNREALIZED                UNREALIZED
DESCRIPTION OF SECURITIES                FAIR VALUE     LOSSES     FAIR VALUE     LOSSES     FAIR VALUE     LOSSES
-------------------------                ----------   ----------   ----------   ----------   ----------   ----------
                                                                          (IN THOUSANDS)
Residential mortgage backed securities   $  250,733   $ (64,652)   $224,942   $ (91,568)   $  475,675   $(156,220)
Asset backed securities                     165,128     (22,772)     32,421      (3,734)      197,549     (26,506)
Corporate debt securities                 1,211,101     (24,142)    171,502     (25,284)    1,382,603     (49,426)
Commercial mortgage backed securities        70,870      (2,424)    121,918      (4,653)      192,788      (7,077)
Common and preferred stocks                      --          --      10,922      (8,689)       10,922      (8,689)
                                         ----------   ---------    --------   ---------    ----------   ---------
   Total                                 $1,697,832   $(113,990)   $561,705   $(133,928)   $2,259,537   $(247,918)
                                         ==========   =========    ========   =========    ==========   =========

                         AMERIPRISE CERTIFICATE COMPANY

The following tables summarize the unrealized losses by ratio of fair value to amortized cost:

                                                                   JUNE 30, 2009
                 -----------------------------------------------------------------------------------------------------------------
                          LESS THAN 12 MONTHS                    12 MONTHS OR MORE                            TOTAL
                 ------------------------------------   ------------------------------------   ------------------------------------
RATIO OF           NUMBER                     GROSS       NUMBER                     GROSS       NUMBER                     GROSS
FAIR VALUE TO        OF                    UNREALIZED       OF                    UNREALIZED       OF                    UNREALIZED
AMORTIZED COST   SECURITIES   FAIR VALUE     LOSSES     SECURITIES   FAIR VALUE     LOSSES     SECURITIES   FAIR VALUE     LOSSES
--------------   ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                      (IN THOUSANDS, EXCEPT NUMBER OF SECURITIES)
95% - 100%            51       $456,366     $ (4,047)        62       $257,707    $  (3,792)       113      $  714,073   $  (7,839)
90% - 95%              3         21,421       (1,210)        25         61,358       (4,504)        28          82,779      (5,714)
80% - 90%              2         13,846       (2,851)        31         71,291      (11,290)        33          85,137     (14,141)
Less than 80%          5         30,895       (8,828)        75        285,076     (160,435)        80         315,971    (169,263)
                     ---       --------     --------        ---       --------    ---------        ---      ----------   ---------
   Total              61       $522,528     $(16,936)       193       $675,432    $(180,021)       254      $1,197,960   $(196,957)
                     ===       ========     ========        ===       ========    =========        ===      ==========   =========

                                                                 DECEMBER 31, 2008
                 -----------------------------------------------------------------------------------------------------------------
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
                    ===       ==========   =========       ===        ========    =========        ===      ==========   =========

As part of ACC's ongoing monitoring process, management determined that a majority of the gross unrealized losses on its Available-for-Sale securities are attributable to changes in credit spreads across sectors. The primary driver of decreased unrealized losses during 2009 was the tightening of credit spreads across sectors. A portion of the decrease in unrealized losses was offset by an increase due to the adoption of FSP 115-2. ACC recorded a cumulative effect increase to the amortized cost of previously other-than-temporarily impaired investments that increased the gross unrealized losses on Available-for-Sale securities by $48.8 million. This impact is due to impairment of Available-for-Sale securities recognized in other comprehensive income previously recognized through earnings for factors other than credit.

The following table presents the amounts recognized in the Statements of Operations for other-than-temporary impairments related to credit losses on securities for which a portion of the securities' total other-than-temporary impairments was recognized in other comprehensive income:

                                                                                             THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                                                JUNE 30, 2009       JUNE 30, 2009
                                                                                             ------------------   ----------------
                                                                                                         (IN THOUSANDS)
Beginning balance of credit losses on securities held for which a
   portion of other-than-temporary impairment was recognized in other comprehensive income        $54,163             $50,866
Additional increases to the amount related to credit losses for which an
   other-than-temporary impairment was previously recognized                                        3,980               7,277
                                                                                                  -------             -------
Ending balance of credit losses on securities held as of June 30 for which a portion of
   other-than-temporary impairment was recognized in other comprehensive income                   $58,143             $58,143
                                                                                                  =======             =======

The change in net unrealized securities gains (losses) in other comprehensive income includes two components, net of tax: (i) unrealized gains (losses) that arose from changes in the market value of securities that were held during the period and (ii) (gains) losses that were previously unrealized, but have been recognized in current period net income due to sales of Available-for-Sale securities. As a result of the adoption of FSP 115-2, effective January 1, 2009, net unrealized investment gains (losses) arising during the period also includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income during the period. Additionally, reclassification of (gains) losses included in net income contains noncredit other-than-temporary impairment losses that were previously unrealized, but have been recognized in current period net income due to their reclassification as credit losses.

                         AMERIPRISE CERTIFICATE COMPANY

The following table presents a rollforward of the net unrealized securities losses on Available-for-Sale securities included in accumulated other comprehensive income:

                                                                                                     ACCUMULATED OTHER
                                                                           NET                      COMPREHENSIVE INCOME
                                                                       UNREALIZED                  (LOSS) RELATED TO NET
                                                                       INVESTMENT      DEFERRED    UNREALIZED INVESTMENT
                                                                     GAINS (LOSSES)   INCOME TAX       GAINS (LOSSES)
                                                                     --------------   ----------   ---------------------
                                                                                        (IN THOUSANDS)
Balance at January 1, 2008                                             $ (52,006)      $ 18,202         $ (33,804)
Net unrealized investment gains (losses) arising during the period       (77,243)        27,035           (50,208)
Reclassification of losses (gains) included in net income                 10,199         (3,570)            6,629
                                                                       ---------       --------         ---------
Balance at June 30, 2008                                               $(119,050)      $ 41,667         $ (77,383)
                                                                       =========       ========         =========
Balance at January 1, 2009                                             $(234,545)      $ 82,091         $(152,454)
Cumulative effect of accounting change                                   (48,760)(1)     17,066           (31,694)
Net unrealized investment gains (losses) arising during the period       152,100        (53,235)           98,865
Reclassification of losses (gains) included in net income                  2,725           (954)            1,771
                                                                       ---------       --------         ---------
Balance at June 30, 2009                                               $(128,480)      $ 44,968         $ (83,512)(2)
                                                                       =========       ========         =========

(1) Amount represents the cumulative effect of adopting FSP 115-2 on January 1, 2009.

(2) At June 30, 2009, Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses) included $(32.1) million of noncredit related impairments and net unrealized securities losses on previously impaired securities.

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

                                   THREE MONTHS ENDED   SIX MONTHS ENDED
                                        JUNE 30,            JUNE 30,
                                   ------------------   ------------------
                                     2009      2008       2009      2008
                                   -------   --------   -------   --------
                                     (IN THOUSANDS)       (IN THOUSANDS)
Gross realized gains from sales    $ 3,802   $    104   $ 7,300   $    687
Gross realized losses from sales    (1,604)        (7)   (1,609)      (102)
Impairment losses                   (3,980)   (10,785)   (8,416)   (10,785)

The $4.0 million and $8.4 million, respectively, of other-than-temporary impairments recognized in net realized investment losses before income taxes for the three months and six months ended June 30, 2009 are related to credit losses in non-agency residential mortgage backed securities.

Available-for-Sale securities by maturity as of June 30, 2009 were as follows:

                                         AMORTIZED COST   FAIR VALUE
                                         --------------   ----------
                                                 (IN THOUSANDS)
Due within one year                        $  916,175     $  923,018
Due after one year through five years         741,760        753,606
Due after five years through 10 years          19,668         16,848
Due after 10 years                              8,625          8,636
                                           ----------     ----------
                                            1,686,228      1,702,108
Residential mortgage backed securities      1,587,662      1,442,922
Commercial mortgage backed securities         555,248        562,784
Asset backed securities                       480,170        479,208
Common and preferred stocks                    19,612         11,800
                                           ----------     ----------
   Total                                   $4,328,920     $4,198,822
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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

                                                                 JUNE 30, 2009
                                                 --------------------------------------------
                                                 LEVEL 1     LEVEL 2     LEVEL 3      TOTAL
                                                 -------   ----------   --------   ----------
                                                                (IN THOUSANDS)
Assets
   Cash equivalents                                $ --    $  289,685   $     --   $  289,685
   Available-for-Sale securities:
      Corporate debt securities                      --     1,610,463     30,579    1,641,042
      Residential mortgage backed securities         --       793,085    649,837    1,442,922
      Commercial mortgage backed securities          --       562,784         --      562,784
      Asset backed securities                        --       320,805    158,403      479,208
      U.S. government and agencies obligations      407        60,659         --       61,066
      Common and preferred stocks                    --        11,800         --       11,800
                                                   ----    ----------   --------   ----------
   Total Available-for-Sale securities              407     3,359,596    838,819    4,198,822
   Trading securities                                --       160,504         --      160,504
   Equity index options, purchased                   --        65,976         --       65,976
                                                   ----    ----------   --------   ----------
Total assets at fair value                         $407    $3,875,761   $838,819   $4,714,987
                                                   ====    ==========   ========   ==========
Liabilities
   Certificate reserves                            $ --    $   15,834   $     --   $   15,834
   Equity index options, written                     --        50,660         --       50,660
                                                   ----    ----------   --------   ----------
Total liabilities at fair value                    $ --    $   66,494   $     --   $   66,494
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
                                                   ====    ==========   ========   ==========

                         AMERIPRISE CERTIFICATE COMPANY

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

                                                                   RESIDENTIAL
                                                       CORPORATE     MORTGAGE       ASSET        OTHER
                                                         DEBT         BACKED       BACKED     STRUCTURED
AVAILABLE-FOR-SALE SECURITIES                         SECURITIES    SECURITIES   SECURITIES   INVESTMENTS     TOTAL
-----------------------------                         ----------   -----------   ----------   -----------   --------
                                                                              (IN THOUSANDS)
Balance, April 1, 2009                                 $30,979     $700,156      $114,600         $--       $845,735
   Total gains (losses) included in:
      Net income                                            --       (3,010)(1)     1,448(2)       --         (1,562)
      Other comprehensive income                           588       25,269         3,449          --         29,306
   Purchases, sales, issuances and settlements, net       (988)     (72,578)       38,906          --        (34,660)
                                                       -------     --------      --------         ---       --------
Balance, June 30, 2009                                 $30,579     $649,837      $158,403         $--       $838,819
                                                       =======     ========      ========         ===       ========
Change in unrealized gains (losses) included in
   net loss relating to Level 3 assets held at
   June 30, 2009                                       $    --     $ (1,929)(3)  $  1,448(2)      $--       $   (481)
                                                       =======     ========      ========         ===       ========

(1) Represents a $(4,608) loss included in net realized gain (loss) on investments and $1,598 included in investment income in the Statements of Operations.

(2)  Included in investment income in the Statements of Operations.

(3) Represents a $(3,980) loss included in net realized gain (loss) on investments and $2,051 included in investment income in the Statements of Operations.

                                                                   RESIDENTIAL
                                                       CORPORATE     MORTGAGE       ASSET        OTHER
                                                         DEBT         BACKED       BACKED      STRUCTURED
AVAILABLE-FOR-SALE SECURITIES                         SECURITIES    SECURITIES   SECURITIES   INVESTMENTS     TOTAL
-----------------------------                         ----------   -----------   ----------   -----------   --------
                                                                              (IN THOUSANDS)
Balance, April 1, 2008                                 $ 66,017    $298,987      $40,040          $--       $405,044
   Total gains (losses) included in:
      Net loss                                               --     (10,547)(1)      337(2)        --        (10,210)
      Other comprehensive loss                             (537)     (5,628)      (2,042)          --         (8,207)
   Purchases, sales, issuances and settlements, net     (15,958)     33,906        9,041           --         26,989
                                                       --------    --------      -------          ---       --------
Balance, June 30, 2008                                 $ 49,522    $316,718      $47,376          $--       $413,616
                                                       ========    ========      =======          ===       ========
Change in unrealized gains (losses) included in net
   loss relating to Level 3 assets held at
   June 30, 2008                                       $     --    $(10,547)(1)  $   236(3)       $--       $(10,311)
                                                       ========    ========      =======          ===       ========

(1) Represents a $(10,785) loss included in net realized loss on investments and $238 included in investment income in the Statements of Operations.

(2) Represents a $101 gain included in net realized gain on investments and $236 included in investment income in the Statements of Operations.

(3)  Included in investment income in the Statements of Operations.

                                                                   RESIDENTIAL
                                                       CORPORATE     MORTGAGE       ASSET        OTHER
                                                         DEBT         BACKED       BACKED      STRUCTURED
AVAILABLE-FOR-SALE SECURITIES                         SECURITIES    SECURITIES   SECURITIES   INVESTMENTS     TOTAL
-----------------------------                         ----------   -----------   ----------   -----------   --------
                                                                              (IN THOUSANDS)
Balance, January 1, 2009                               $33,653     $465,234      $ 67,552         $--       $566,439
   Total gains (losses) included in:
      Net income                                            --       (5,876)(1)     2,952(2)        8         (2,916)
      Other comprehensive income                         1,192       43,181           689          --         45,062
   Purchases, sales, issuances and settlements, net     (4,266)     147,298        87,210          (8)       230,234
                                                       -------     --------      --------         ---       --------
Balance, June 30, 2009                                 $30,579     $649,837      $158,403         $--       $838,819
                                                       =======     ========      ========         ===       ========
Change in unrealized gains (losses) included in net
   loss relating to Level 3 assets held at
   June 30, 2009                                       $    --     $ (4,903)(3)  $  2,952(2)      $--       $ (1,951)
                                                       =======     ========      ========         ===       ========

(1) Represents a $(7,687) loss included in net realized (loss) gain on investments and $1,811 included in investment income in the Statements of Operations.

(2)  Included in investment income in the Statements of Operations.

(3) Represents a $(7,277) loss included in net realized (loss) gain on investments and $2,374 included in investment income in the Statements of Operations.

                         AMERIPRISE CERTIFICATE COMPANY

                                                                   RESIDENTIAL
                                                       CORPORATE     MORTGAGE       ASSET        OTHER
                                                         DEBT         BACKED       BACKED      STRUCTURED
AVAILABLE-FOR-SALE SECURITIES                         SECURITIES    SECURITIES   SECURITIES   INVESTMENTS     TOTAL
-----------------------------                         ----------   -----------   ----------   -----------   --------
                                                                              (IN THOUSANDS)
Balance, January 1, 2008                               $ 67,797    $359,316       $ 42,927        $--       $470,040
   Total gains (losses) included in:
      Net loss                                               --     (10,658)(1)        337(2)      --        (10,321)
      Other comprehensive income (loss)                     723     (51,008)        (3,448)        --        (53,733)
   Purchases, sales, issuances and settlements, net     (18,998)     19,068          7,560         --          7,630
                                                       --------    --------       --------        ---       --------
Balance, June 30, 2008                                 $ 49,522    $316,718       $ 47,376        $--       $413,616
                                                       ========    ========       ========        ===       ========
Change in unrealized gains (losses) included in net
   loss relating to Level 3 assets held at
   June 30, 2008                                       $     --    $(10,658) (1)  $    237(3)     $--       $(10,421)
                                                       ========    ========       ========        ===       ========

(1) Represents a $(10,785) loss included in net realized loss on investments and $127 included in investment income in the Statements of Operations.


(2) Represents a $100 gain included in net realized gain on investments and $237 included in investment income in the Statements of Operations.

(3)  Included in investment income in the Statements of Operations.

During the reporting period, there were no material assets or liabilities measured at fair value on a nonrecurring basis.

The following table provides the carrying value and the estimated fair value of financial instruments that are not reported at fair value. All other financial instruments that are reported at fair value have been included in the table above with balances of assets and liabilities measured at fair value on a recurring basis.

                                                JUNE 30, 2009
                                         ---------------------------
                                         CARRYING VALUE   FAIR VALUE
                                         --------------   ----------
                                                (IN THOUSANDS)
FINANCIAL ASSETS
   Investments in unaffiliated issuers     $  340,755     $  328,165
FINANCIAL LIABILITIES
   Certificate reserves                    $4,816,697     $4,735,345

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

Below investment grade syndicated bank loans' fair value is determined using broker quotes.

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

ACC uses derivatives as economic hedges of equity and interest rate risk related to various products and transactions of ACC. ACC does not designate any derivatives for hedge accounting. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives at June 30, 2009:

                                                              FAIR VALUE
DERIVATIVES NOT DESIGNATED AS   ---------------------------------------------------------------------
HEDGING INSTRUMENTS             BALANCE SHEET LOCATION    ASSET    BALANCE SHEET LOCATION   LIABILITY
-----------------------------   ----------------------   -------   ----------------------   ---------
                                                            (IN THOUSANDS)
EQUITY CONTRACTS
Stock market certificates       Equity index options,              Equity index options,
                                purchased                $65,976   written                   $50,660
Stock market certificates
   embedded derivatives                                       --   Certificate reserves       15,834
                                                         -------                             -------
Total                                                    $65,976                             $66,494
                                                         =======                             =======

See note 4 for additional information regarding ACC's fair value measurement of derivative instruments.

The following table presents a summary of the impact of derivatives not designated as hedging instruments under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") on the Statement of Operations for the six months ended June 30, 2009.

                                                                                                AMOUNT OF
                                                                                                 LOSS ON
                                                                                               DERIVATIVES
DERIVATIVES NOT DESIGNATED AS                          LOCATION OF LOSS ON DERIVATIVES        RECOGNIZED IN
HEDGING INSTRUMENTS                                          RECOGNIZED IN INCOME                INCOME
-----------------------------                       --------------------------------------   --------------
                                                                                             (IN THOUSANDS)
EQUITY CONTRACTS
   Stock market certificates                        Net provision for certificate reserves      $  1,421
   Stock market certificates embedded derivatives   Net provision for certificate reserves       (10,826)
                                                                                                --------
      Total                                                                                     $ (9,405)
                                                                                                ========

Ameriprise Stock Market Certificates ("SMC") offer a return based upon the relative change in a major stock market index between the beginning and end of the SMC's term. The SMC product contains an embedded derivative. The equity based return of the certificate must be separated from the host contract and accounted for as a derivative instrument. As a result of fluctuations in equity markets, and the corresponding changes in value of the embedded derivative, the amount of expenses incurred by ACC related to SMC will positively or negatively impact reported earnings. As a means of hedging its obligations under the provisions for these certificates, ACC purchases and writes call options on the S&P 500 Index. ACC views this strategy as a prudent management of equity market sensitivity, such that earnings are not exposed to undue risk presented by changes in equity market levels. The gross notional amount of these derivative contracts was $1.5 million at June 30, 2009. ACC also purchases futures on the S&P 500 Index to economically hedge its obligations. The futures are marked-to-market daily and exchange traded, exposing ACC to no counterparty risk. The gross notional amount of these contracts was $0.3 million at June 30, 2009.

CREDIT RISK

Credit risk associated with ACC's derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, ACC has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements wherever practical. ACC does not currently hold any contracts that contain credit contingent features, which would allow counterparties to call for additional collateral or settlement of a contract based on a change in ACC's financial strength. At June 30, 2009, ACC's credit exposure was immaterial.

                         AMERIPRISE CERTIFICATE COMPANY

6. COMMITMENTS AND CONTINGENCIES

ACC is not aware that it is a party to any pending legal, arbitration, or regulatory proceedings that would have a material adverse effect on its financial condition, results of operations or liquidity. However, it is possible that the outcome of any such proceedings could have a material adverse effect on results of operations in any particular reporting period as the proceedings are resolved.

7. INCOME TAXES

ACC's effective tax rate was 36.6% and 36.9% for the three months and six months ended June 30, 2009, respectively, compared to 33.3% and 33.1% for the three months and six months ended June 30, 2008, respectively. The effective tax rate for the six months ended June 30, 2009 reflected the level of current year tax advantaged items relative to the level of pretax income. The effective tax rate for the six months ended June 30, 2008 reflected the level of current year tax advantaged items relative to the level of pretax loss.

As of June 30, 2009 and December 31, 2008, ACC had $4.4 million of gross unrecognized tax benefits. If recognized, approximately $1.2 million, net of federal tax benefits, of the unrecognized tax benefits as of June 30, 2009 and December 31, 2008, would affect the effective tax rate.

ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC had $1.3 million for the payment of interest and penalties accrued at June 30, 2009 and December 31, 2008.

It is not expected that the total amounts of unrecognized tax benefits will change materially in the next 12 months.

ACC files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, ACC is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 1997. In the fourth quarter of 2008, the Internal Revenue Service ("IRS"), commenced an examination of ACC's U.S. income tax returns for 2005 through 2007. The IRS, as part of the overall examination of the American Express Company consolidated return, completed its field examination of ACC's U.S. income tax returns for 1997 through 2002 during 2008. However, for federal income tax purposes, these years continue to remain open as a consequence of certain issues under appeal. The IRS continued its examination of 2003 through 2004 which is expected to be completed during 2009. ACC's state income tax returns are currently under examination by various jurisdictions for years ranging from 1998 through 2006.

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

CRITICAL ACCOUNTING POLICIES

Valuation of Investments

Effective January 1, 2009, ACC early adopted FSP FAS 115-2 and FAS 124-2 "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP 115-2"). This interpretation significantly changed ACC's accounting policy regarding the timing and amount of other-than temporary impairments for Available-for-Sale securities. For information regarding the changes to ACC's accounting policy, see Note 3 to the Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements and their expected impact on ACC's future results of operations or financial condition, see Note 2 to the financial statements.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Net income for the six months ended June 30, 2009 was $11.1 million compared to a net loss of $7.9 million for the six months ended June 30, 2008, an increase of $19.0 million, due to clients' increased preference for fixed income securities and decreased interest crediting rates.

For the six months ended June 30, 2009, investment income increased $22.0 million, or 24% to $113.3 million compared to the same period in 2008. This increase was primarily the result of an increase in holdings, due to larger client volumes on average compared to the prior period. This increase was partially offset by a small decrease in the average rate of returns on investments.

Investment expenses for the six months ended June 30, 2009 increased $2.6 million, or 16%, to $19.3 million compared to the same period in 2008. This increase was mainly due to higher contractual fees, due to larger client volumes on average, compared to the prior year period.

The provision for certificate reserves decreased $3.8 million, or 5%, to $72.3 million for the six months ended June 30, 2009 compared to the same period in 2008. This decrease was due to decreased client crediting rates, partially offset by an increase in client volumes.

Net realized investment losses before income taxes for the six months ended June 30, 2009 and 2008 were $4.2 million and $10.2 million, respectively. In the six months ended June 30, 2009, net realized gains from the sales of Available-for-Sale securities were $5.7 million and other-than-temporary impairments recognized in earnings were $8.4 million. In the six months ended June 30, 2008, net realized gains from sales of Available-for-Sale securities were $0.6 million and other-than-temporary impairments recognized in earnings were $10.8 million. These other-than-temporary impairment charges primarily related to credit losses on non-agency residential mortgage backed securities.

                         AMERIPRISE CERTIFICATE COMPANY

The effective tax rate was 36.9% for the six months ended June 30, 2009 compared to 33.1% for the six months ended June 30, 2008. The effective tax rate for the six months ended June 30, 2009 reflected the level of current year tax advantaged items relative to the level of pretax income. The effective tax rate for the six months ended June 30, 2008 reflected the level of current year tax advantaged items relative to the level of pretax loss.

MARKET RISK

Equity market and interest rate fluctuations can have a significant impact on ACC's results of operations, primarily due to the effects they have on the spread income generated on ACC's face amount certificate products.

There have been no material changes in ACC's net risk exposure to pretax income based on its sources of market risk during the six months ended June 30, 2009.

CREDIT RISK

ACC is exposed to credit risk within its investment portfolio, including its loan portfolio, and through its derivative activities. Credit risk relates to the uncertainty of an obligor's continued ability to make timely payments in accordance with the contractual terms of the financial instrument or contract. ACC considers its total potential credit exposure to each counterparty and its affiliates to ensure compliance with pre-established credit guidelines at the time it enters into a transaction which would potentially increase its credit risk. These guidelines and oversight of credit risk are managed through a comprehensive enterprise risk management program that includes members of senior management.

ACC manages the risk of credit-related losses in the event of nonperformance by counterparties by applying disciplined fundamental credit analysis and underwriting standards, prudently limiting exposures to lower-quality, higher-yielding investments, and diversifying exposures by issuer, industry, region and underlying investment type. ACC remains exposed to occasional adverse cyclical economic downturns during which default rates may be significantly higher than the long term historical average used in pricing.

ACC manages its credit risk related to over-the-counter derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master netting agreements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. Generally, ACC's current credit exposure on over-the-counter derivative contracts is limited to a derivative counterparty's net positive fair value of derivate contracts after taking into consideration the existence of netting arrangements and any collateral received. This exposure is monitored and managed to an acceptable threshold level.

Because exchange-traded futures are effected through regulated exchanges, and positions are marked to market and generally cash settled on a daily basis, ACC has minimal exposure to credit-related losses in the event of nonperformance by counterparties to such derivative instruments.

For additional information regarding ACC's sensitivity to market and credit risk, see "Management's Narrative Analysis" in ACC's 2008 10-K.

FAIR VALUE MEASUREMENTS

ACC reports certain assets and liabilities at fair value; specifically derivatives, embedded derivatives, and most investments and cash equivalents. Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157") defines fair value, provides a framework for measuring fair value and expands disclosures about fair value measurements. Fair value assumes the exchange of assets or liabilities occurs in orderly transactions. SFAS 157 does not require the use of market prices that are the result of a forced liquidation or distressed sale. ACC includes actual market price or observable inputs in its fair value measurements to the extent available. Broker quotes are obtained when quotes from pricing services are not available. ACC validates prices obtained from third parties through a variety of means such as: price variance analysis, subsequent sales testing, stale price review, price comparison across pricing vendors and due diligence reviews of vendors.

Inactive Markets

Through ACC's own experience transacting in the marketplace and through discussions with its pricing vendors, ACC believes that the market for certain non-agency residential mortgage backed securities is inactive. Indicators of inactive markets include: pricing services' reliance on brokers or discounted cash flow analysis to provide prices, an increase in the disparity between prices provided by different pricing services for the same security, unreasonably large bid-offer spreads and a significant decrease in the volume of trades relative to historical levels. In certain cases, this market inactivity has resulted in ACC applying valuation techniques that rely more on an income approach (discounted cash flows using market rates) than on a market approach (prices from pricing services). ACC considers market observable yields for other asset

                         AMERIPRISE CERTIFICATE COMPANY

classes of similar risk which includes nonperformance and liquidity for individual securities to set the discount rate for applying the income approach to certain non-agency residential mortgage backed securities. The discount rates used for the fair value of these securities at June 30, 2009 ranged from 11% to 22%.

Non-agency Residential Mortgage Backed Securities Backed by Subprime, Alt-A or Prime Collateral

Subprime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. Alt-A mortgage lending is the origination of residential mortgage loans to customers who have credit ratings above subprime but may not conform to government-sponsored standards. Prime mortgage lending is the origination of residential mortgage loans to customers with good credit profiles. ACC has exposure to these types of loans predominantly through mortgage backed and asset backed securities. The slowdown in the U.S. housing market, combined with relaxed underwriting standards by some originators, has recently led to higher delinquency and loss rates for some of these investments. Recent market conditions have increased the likelihood of other-than-temporary impairments for certain non-agency residential mortgage backed securities. As a part of ACC's risk management process, an internal rating system is used in conjunction with market data as the basis of analysis to assess the likelihood that ACC will not receive all contractual principal and interest payments for these investments. For the investments that are more at risk for impairment, ACC performs its own assessment of projected cash flows incorporating assumptions about default rates, prepayment speeds, loss severity, and geographic concentrations to determine if an other-than-temporary impairment should be recognized.

The following table presents as of June 30, 2009, ACC's non-agency residential mortgage backed and asset backed securities backed by subprime, Alt-A or prime mortgage loans by credit rating and vintage year (in thousands):

                         AAA                AA                A                BBB            BB & BELOW            TOTAL
                 ------------------ ----------------- ----------------- ----------------- ------------------ ------------------
                 AMORTIZED   FAIR   AMORTIZED   FAIR  AMORTIZED   FAIR  AMORTIZED   FAIR  AMORTIZED   FAIR   AMORTIZED   FAIR
                    COST     VALUE     COST    VALUE     COST    VALUE     COST    VALUE     COST     VALUE     COST     VALUE
                 --------- -------- --------- ------- --------- ------- --------- ------- --------- -------- --------- --------
SUBPRIME
   2003 & prior  $  1,696  $    885  $    --  $    --  $    --  $    --  $    --  $    --  $     -- $     -- $  1,696  $    885
   2004            11,557     9,873       --       --       --       --   20,170   16,334       828      310   32,555    26,517
   2005            26,296    25,228   38,992   38,738    5,698    5,348    1,609    1,267        --       --   72,595    70,581
   2006                --        --    3,037    2,357       --       --   16,308   14,982        --       --   19,345    17,339
   2007                --        --       --       --       --       --       --       --        --       --       --        --
   2008                --        --       --       --       --       --       --       --        --       --       --        --
Re-Remic(1)        26,055    26,054       --       --       --       --       --       --        --       --   26,055    26,054
                 --------  --------  -------  -------  -------  -------  -------  -------  -------- -------- --------  --------
Total Subprime   $ 65,604  $ 62,040  $42,029  $41,095  $ 5,698  $ 5,348  $38,087  $32,583  $    828 $    310 $152,246  $141,376
                 ========  ========  =======  =======  =======  =======  =======  =======  ======== ======== ========  ========
ALT-A
   2003 & prior  $  6,746  $  6,075  $    --  $    --  $    --  $    --  $    --  $    --  $     -- $     -- $  6,746  $  6,075
   2004            12,076     9,247   10,012    4,783   19,592   14,634    3,696    2,084        --       --   45,376    30,748
   2005             8,182     5,507    6,655    4,595       --       --   12,299    6,476    79,213   51,556  106,349    68,134
   2006                --        --       --       --    8,017    7,650       --       --    41,932   29,378   49,949    37,028
   2007                --        --       --       --       --       --       --       --    62,793   38,437   62,793    38,437
   2008                --        --       --       --       --       --       --       --        --       --       --        --
                 --------  --------  -------  -------  -------  -------  -------  -------  -------- -------- --------  --------
Total Alt-A      $ 27,004  $ 20,829  $16,667  $ 9,378  $27,609  $22,284  $15,995  $ 8,560  $183,938 $119,371 $271,213  $180,422
                 ========  ========  =======  =======  =======  =======  =======  =======  ======== ======== ========  ========
PRIME
   2003 & prior  $ 41,560  $ 39,716  $    --  $    --  $    --  $    --  $    --  $    --  $     -- $     -- $ 41,560  $ 39,716
   2004            78,936    61,109   22,841   12,619    3,369    1,502    3,618    1,931        --       --  108,764    77,161
   2005            91,701    65,395       --       --       --       --   18,752   14,811    24,085   18,324  134,538    98,530
   2006                --        --       --       --    4,988    3,983       --       --        --       --    4,988     3,983
   2007                --        --       --       --       --       --       --       --    14,257   13,726   14,257    13,726
   2008                --        --       --       --       --       --       --       --        --       --       --        --
Re-Remic(1)       235,457   236,297       --       --       --       --       --       --        --       --  235,457   236,297
                 --------  --------  -------  -------  -------  -------  -------  -------  -------- -------- --------  --------
Total Prime      $447,654  $402,517  $22,841  $12,619  $ 8,357  $ 5,485  $22,370  $16,742  $ 38,342 $ 32,050 $539,564  $469,413
                 ========  ========  =======  =======  =======  =======  =======  =======  ======== ======== ========  ========
GRAND TOTAL      $540,262  $485,386  $81,537  $63,092  $41,664  $33,117  $76,452  $57,885  $223,108 $151,731 $963,023  $791,211
                 ========  ========  =======  =======  =======  =======  =======  =======  ======== ======== ========  ========

(1) Re-Remics of mortgage backed securities are prior vintages with cash flows structured into senior and subordinated bonds. Credit enhancement on senior bonds is increased through the Re-Remic process. All senior bonds are rated AAA by Moody's, S&P, or Fitch. ACC did not have any exposure to subordinate tranches as of June 30, 2009.

                         AMERIPRISE CERTIFICATE COMPANY

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, that reflect ACC's plans, estimates and beliefs. ACC's actual results could differ materially from those described in these forward-looking statements. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "may," "should," "could," "would," "likely," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from such statements. ACC cautions the reader that the foregoing list of factors is not exhaustive. There may be other risks that ACC is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. ACC undertakes no obligation to update or revise any forward-looking statements. The foregoing list of factors should be read in conjunction with the "Risk Factors" discussion included in Part I, Item 1A of ACC's 2008 10-K.

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

Steps have been taken during the period ended June 30, 2009 to remediate the above-referenced material weakness that first was identified in December 2008. New controls over financial reporting have been implemented and are operating effectively at June 30, 2009. ACC's management considers the material weakness to be fully remediated.

ACC's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC's Chief Executive Officer and Chief Financial Officer have concluded that ACC's disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2009.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors provided in Part I, Item 1A of ACC's 2008 10-K.

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

                                        AMERIPRISE CERTIFICATE COMPANY
                                        (Registrant)


Date: August 3, 2009                    By /s/ William F. Truscott
                                           -------------------------------------
                                           William F. Truscott
                                           Chief Executive Officer


Date: August 3, 2009                    By /s/ Ross P. Palacios
                                           -------------------------------------
                                           Ross P. Palacios
                                           Chief Financial Officer

                         AMERIPRISE CERTIFICATE COMPANY

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

EXHIBIT   DESCRIPTION
-------   ------------
* 31.1    Certification of William F. Truscott, pursuant to Rule 13a-14(a)
          promulgated under the Securities Exchange Act of 1934, as amended.

* 31.2 Certification of Ross P. Palacios, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

* 32.1    Certification of William F. Truscott and Ross P. Palacios, pursuant to
          18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
*    Filed electronically herewith.