Form 10-Q
period 2009-09-30
AMERIPRISE CERTIFICATE CO
filed 2009-11-03
CIK 52428

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

                                                                  Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 CLASS                           OUTSTANDING AT NOVEMBER 3, 2009
                 -----                           -------------------------------
Common Stock (par value $10 per share)                    150,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================

                         AMERIPRISE CERTIFICATE COMPANY

                                    FORM 10-Q

INDEX

Part I.  Financial Information:

         Item 1.  Financial Statements

                  Statements of Operations - Three months and nine months
                  ended September 30, 2009 and 2008 ......................     3
                  Balance Sheets - September 30, 2009 and December 31,
                  2008 ...................................................     4
                  Statements of Cash Flows - Nine months ended September
                  30, 2009 and 2008 ......................................     5
                  Statements of Shareholder's Equity - Nine months ended
                  September 30, 2009 and 2008 ............................     6
                  Notes to Financial Statements ..........................     7

         Item 2.  Management's Narrative Analysis ........................    20

         Item 4T. Controls and Procedures ................................    23

Part II. Other Information:

         Item 1.  Legal Proceedings ......................................    24

         Item 1A. Risk Factors ...........................................    24

         Item 6.  Exhibits ...............................................    24

         Signatures ......................................................    25

         Exhibit Index ...................................................   E-1

                         AMERIPRISE CERTIFICATE COMPANY
                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (in thousands)

                                                                THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                                ------------------   --------------------
                                                                  2009       2008      2009        2008
                                                                -------   --------   --------   ---------
Investment income                                               $57,414   $ 51,539   $170,693   $ 142,815
Investment expenses                                               9,005      8,950     28,316      25,667
                                                                -------   --------   --------   ---------
Net investment income before provision for certificate
   reserves and income taxes                                     48,409     42,589    142,377     117,148
Net provision for certificate reserves                           27,148     37,560     99,409     113,658
                                                                -------   --------   --------   ---------
Net investment income before income taxes                        21,261      5,029     42,968       3,490
Income tax expense                                                7,876      1,300     15,804         981
                                                                -------   --------   --------   ---------
   Net investment income                                         13,385      3,729     27,164       2,509
Net realized investment gains (losses) before income taxes        6,170    (35,955)     1,998     (46,188)
Income tax expense (benefit)                                      2,159    (12,584)       699     (16,166)
                                                                -------   --------   --------   ---------
Net realized gain (loss) on investments                           4,011    (23,371)     1,299     (30,022)
                                                                -------   --------   --------   ---------
Net income (loss)                                               $17,396   $(19,642)  $ 28,463   $ (27,513)
                                                                =======   ========   ========   =========
Supplemental Disclosures:
Net realized investment gains before income taxes:
   Net realized investment gains before income taxes
      and impairment losses on securities                       $ 6,816              $ 11,060
                                                                -------              --------
   Total other-than-temporary impairment losses on securities      (167)               (9,841)
   Portion of loss recognized in other comprehensive income        (479)                  779
                                                                -------              --------
   Net impairment losses recognized in net realized
      investment gains before income taxes                         (646)               (9,062)
                                                                -------              --------
Total net realized investment gains before income taxes         $ 6,170              $  1,998
                                                                =======              ========

                       See Notes to Financial Statements.

                         AMERIPRISE CERTIFICATE COMPANY

                                 BALANCE SHEETS
                        (in thousands, except share data)

                                                                         SEPTEMBER 30, 2009   DECEMBER 31, 2008
                                                                         ------------------   -----------------
                                                                             (UNAUDITED)
ASSETS
Qualified Assets
   Cash equivalents                                                          $  320,480          $1,164,484
   Investments in unaffiliated issuers                                        4,379,423           3,667,485
   Receivables                                                                   40,292              39,479
   Equity index options, purchased                                              152,145              23,693
                                                                             ----------          ----------
Total qualified assets                                                        4,892,340           4,895,141
                                                                             ----------          ----------
Other Assets
   Deferred taxes, net                                                           73,115             136,172
   Current taxes receivable                                                          --               9,578
   Due from related party                                                            --               2,848
                                                                             ----------          ----------
Total other assets                                                               73,115             148,598
                                                                             ----------          ----------
Total assets                                                                 $4,965,455          $5,043,739
                                                                             ==========          ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
LIABILITIES:
   Certificate reserves                                                      $4,491,371          $4,885,589
   Current taxes payable to parent                                               10,404               3,205
   Payable for investment securities purchased                                    1,242              26,332
   Equity index options, written                                                124,318              18,681
   Accounts payable and accrued liabilities                                      44,950              19,427
                                                                             ----------          ----------
Total liabilities                                                             4,672,285           4,953,234
                                                                             ----------          ----------
SHAREHOLDER'S EQUITY:
   Common shares ($10 par value; 150,000 shares authorized and issued)            1,500               1,500
   Additional paid-in capital                                                   357,964             322,964
   Accumulated deficit                                                          (21,348)            (81,505)
   Accumulated other comprehensive loss, net of tax                             (44,946)           (152,454)
                                                                             ----------          ----------
Total shareholder's equity                                                      293,170              90,505
                                                                             ----------          ----------
Total liabilities and shareholder's equity                                   $4,965,455          $5,043,739
                                                                             ==========          ==========

See Notes to Financial Statements.

                         AMERIPRISE CERTIFICATE COMPANY

                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                   -------------------------
                                                                       2009          2008
                                                                   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                  $    28,463   $   (27,513)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Interest added to certificate loans                                    (161)         (188)
   Amortization of premiums and accretion of discounts, net             (5,872)        4,587
   Deferred taxes, net                                                 (12,067)      (58,956)
   Net realized (gain) loss on investments                              (1,954)       46,188
   Provision for loan loss                                               1,500            --
Changes in other operating assets and liabilities:
   Trading securities, net                                              16,618            --
   Dividends and interest receivable                                     5,001        (2,798)
   Due to parent for income taxes                                       16,777         8,904
   Certificate reserves, net                                            21,360        19,616
   Other, net                                                            8,591        29,540
                                                                   -----------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               78,256        19,380
                                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Available-for-Sale securities:
   Sales                                                               224,512        14,381
   Maturities and redemptions                                        1,479,599       770,424
   Purchases                                                        (2,278,532)   (1,089,051)
Below investment grade syndicated bank loans and
   first mortgage loans on real estate:
   Sales                                                                 1,223         2,329
   Maturities and redemptions                                           31,351        64,237
   Purchases                                                              (132)     (103,756)
Certificate loans:
   Payments                                                                688           588
   Fundings                                                               (391)         (424)
                                                                   -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES                                 (541,682)     (341,272)
                                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments from certificate owners                                  2,034,873     1,808,975
   Certificate maturities and cash surrenders                       (2,450,451)   (1,024,573)
   Capital contribution from parent                                     35,000        75,000
                                                                   -----------   -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                   (380,578)      859,402
                                                                   -----------   -----------
NET (DECREASE) INCREASE IN CASH EQUIVALENTS                           (844,004)      537,510
Cash equivalents at beginning of period                              1,164,484        76,079
                                                                   -----------   -----------
Cash equivalents at end of period                                  $   320,480   $   613,589
                                                                   ===========   ===========
SUPPLEMENTAL DISCLOSURES INCLUDING NON-CASH TRANSACTIONS:
   Cash paid (received) for income taxes                           $     8,420   $   (11,589)
   Certificate maturities and surrenders through loan reductions         1,115         1,093

See Notes to Financial Statements.

                         AMERIPRISE CERTIFICATE COMPANY

                 STATEMENTS OF SHAREHOLDER'S EQUITY (UNAUDITED)

                  NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

                                                                             RETAINED EARNINGS/
                                                                            (ACCUMULATED DEFICIT)
                                                                     ------------------------------------
                                                                     APPROPRIAT-    APPROPRI-
                                                                     ED FOR PRE-    ATED FOR                 ACCUMULAT-
                                     NUMBER                            DECLARED    ADDITIONAL                 ED OTHER
                                    OF OUT-             ADDITIONAL    ADDITIONAL   INTEREST ON               COMPREHEN-
                                    STANDING   COMMON    PAID-IN     CREDITS AND     ADVANCE     UNAPPRO-   SIVE LOSS -
                                     SHARES    SHARES    CAPITAL       INTEREST     PAYMENTS     PRIATED     NET OF TAX     TOTAL
                                    --------   ------   ----------   -----------   -----------   --------   -----------   ---------
                                                                                           (IN THOUSANDS, EXCEPT SHARE
                                                                                                      DATA)
BALANCES AT JANUARY 1, 2008         150,000    $1,500    $207,964       $ 949          $15       $     --    $ (33,804)   $176,624
Comprehensive income:
   Net loss                              --        --          --          --           --        (27,513)          --     (27,513)
   Other comprehensive
      loss, net of tax:
      Change in net unrealized
         securities losses               --        --          --          --           --             --      (69,803)    (69,803)
                                                                                                                          --------
Total comprehensive loss                                                                                                   (97,316)
Transfer to unappropriated/
   from appropriated                     --        --          --        (810)          --            810           --          --
Receipt of capital from parent           --        --      48,297          --           --         26,703           --      75,000
                                    -------    ------    --------       -----          ---       --------    ---------    --------
BALANCES AT SEPTEMBER 30, 2008      150,000    $1,500    $256,261       $ 139          $15       $     --    $(103,607)   $154,308
                                    =======    ======    ========       =====          ===       ========    =========    ========
BALANCES AT JANUARY 1, 2009         150,000    $1,500    $322,964       $  50          $15       $(81,570)   $(152,454)   $ 90,505
Change in accounting
   principle, net of tax                 --        --          --          --           --         31,694      (31,694)         --
Comprehensive income:
   Net income                            --        --          --          --           --         28,463           --      28,463
   Other comprehensive
      income, net of tax:
      Change in net unrealized
         securities losses               --        --          --          --           --             --      138,792     138,792
      Change in noncredit related
         impairments on
         securities and net
         unrealized securities
         losses on previously
         impaired securities             --        --          --          --           --             --          410         410
                                                                                                                          --------
Total comprehensive income                                                                                                 167,665
Transfer to unappropriated/
   from appropriated                     --        --          --         (50)          --             50           --          --
Receipt of capital from parent           --        --      35,000          --           --             --           --      35,000
                                    -------    ------    --------       -----          ---       --------    ---------    --------
BALANCES AT SEPTEMBER 30, 2009      150,000    $1,500    $357,964       $  --          $15       $(21,363)   $ (44,946)   $293,170
                                    =======    ======    ========       ======         ===       ========    =========    ========

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

ACC evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through November 3, 2009, the date the financial statements were issued.

2. RECENT ACCOUNTING PRONOUNCEMENTS

ADOPTION OF NEW ACCOUNTING STANDARDS

The Hierarchy of GAAP

In June 2009, the Financial Accounting Standards Board ("FASB") established the FASB Accounting Standards CodificationTM ("Codification") as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with GAAP. The Codification supersedes existing nongrandfathered, non-SEC accounting and reporting standards. The Codification did not change GAAP but rather organized it into a hierarchy where all guidance within the Codification carries an equal level of authority. The Codification became effective on July 1, 2009. The Codification did not have a material effect on ACC's results of operations and financial condition.

Subsequent Events

In May 2009, the FASB updated the accounting standards on the recognition and disclosure of subsequent events. The standard also requires the disclosure of the date through which subsequent events were evaluated. The standard is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. ACC adopted the standard in the second quarter of 2009. The adoption did not have a material effect on ACC's results of operations and financial condition.

Fair Value

In April 2009, the FASB updated the accounting standards to provide guidance on estimating the fair value of a financial asset or liability when the trade volume and level of activity for the asset or liability have significantly decreased relative to historical levels. The standard requires entities to disclose the inputs and valuation techniques used to measure fair value and any changes in valuation inputs or techniques. In addition, debt and equity securities as defined by GAAP shall be disclosed by major category. This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. ACC early adopted the standard in the first quarter of 2009. The adoption did not have a material effect on ACC's results of operations and financial condition.

In April 2009, the FASB updated the accounting standards to require interim disclosures about the fair value of in-scope financial instruments that are not reported at fair value. This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. ACC applied the disclosure requirements of the standard in the first quarter of 2009. See Note 4 for the required disclosures.

In September 2006, the FASB updated the accounting standards to define fair value, establish a framework for measuring fair value and expand disclosures about fair value measurements. The new standard applies under other accounting standards that require or permit fair value measurements. Accordingly, the standard does not require any new fair value measurements. The provisions of the standard are required to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for certain financial instruments as defined in the standard that require retrospective application. Any retrospective application will be recognized as a cumulative effect adjustment to the opening balance of accumulated deficit for the fiscal year of adoption. ACC adopted the standard effective January 1, 2008. This adoption did not have a material impact on ACC's results of operations and financial condition.

                         AMERIPRISE CERTIFICATE COMPANY
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Recognition and Presentation of Other-Than-Temporary Impairment

In April 2009, the FASB updated the accounting standards for the recognition and presentation of other-than-temporary impairments. The standard amends existing guidance on other-than-temporary impairments for debt securities and requires that the credit portion of other-than-temporary impairments be recorded in earnings and the noncredit portion of losses be recorded in other comprehensive income. The standard requires separate presentation of both the credit and noncredit portions of other-than-temporary impairments on the financial statements and additional disclosures. This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. At the date of adoption, the portion of previously recognized other-than-temporary impairments that represent the noncredit related loss component shall be recognized as a cumulative effect of adoption with an adjustment to the opening balance of accumulated deficit with a corresponding adjustment to accumulated other comprehensive loss. ACC adopted the standard in the first quarter of 2009 and recorded a cumulative effect decrease to the opening balance of accumulated deficit of $32 million, net of income taxes, and a corresponding increase to accumulated other comprehensive loss, net of income taxes. See Note 3 for ACC's updated accounting policy and disclosures required by this standard.

Disclosures about Derivative Instrument and Hedging Activities

In March 2008, the FASB updated the accounting standards for disclosures about derivative instruments and hedging activities. The standard intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about their impact on an entity's financial position, financial performance, and cash flows. The standard requires disclosures regarding the objectives for using derivative instruments, the fair value of derivative instruments and their related gains and losses, and the accounting for derivatives and related hedged items. The standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. ACC applied the new disclosure requirements in the first quarter of 2009. See Note 5 for the required disclosures.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB updated the accounting standards for noncontrolling interests in consolidated financial statements to establish the accounting and reporting for ownership interest in subsidiaries not attributable, directly or indirectly, to a parent. The standard requires noncontrolling (minority) interests to be classified as equity (instead of as a liability) within the consolidated balance sheet, and net income (loss) attributable to both the parent and the noncontrolling interests to be disclosed on the face of the consolidated statement of operations. The standard is effective for fiscal years beginning after December 15, 2008, and interim periods within those years with early adoption prohibited. The provisions of the standard are to be applied prospectively, except for the presentation and disclosure requirements which are to be applied retrospectively to all periods presented. ACC adopted the new standard as of January 1, 2009. The adoption did not have a material effect on ACC's results of operations and financial condition.

FUTURE ADOPTION OF NEW ACCOUNTING STANDARDS

Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)

In September 2009, the FASB updated the accounting standards to allow for net asset value ("NAV") to be used as a practical expedient in estimating the fair value of alternative investments without readily determinable fair values. The standard also requires additional disclosure by major category of investment related to restrictions on the investor's ability to redeem the investment as of the measurement date, unfunded commitments and the investment strategies of the investees. The disclosures are required for all investments within the scope of the standard regardless of whether the fair value of the investment is measured using the NAV or another method. The standard is effective for interim and annual periods ending after December 15, 2009, with early adoption permitted. ACC does not expect the adoption to have a material effect on its results of operations and financial condition.

Measuring Liabilities at Fair Value

In August 2009, the FASB updated the accounting standards to provide additional guidance on estimating the fair value of a liability in a hypothetical transaction where the liability is transferred to a market participant. The standard is effective for the first reporting period, including interim periods, beginning after issuance. ACC does not expect the adoption to have a material effect on ACC's consolidated results of operations and financial condition.

                         AMERIPRISE CERTIFICATE COMPANY
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Accounting for Transfers of Financial Assets

In June 2009, the FASB updated the accounting standards related to accounting for transfers of financial assets. The standard improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. The standard is effective for interim and annual reporting periods beginning after November 15, 2009, with early adoption prohibited, and must be applied to transfers of financial assets occurring on or after the effective date. The adoption of the standard is not expected to have a material effect on ACC's consolidated results of operations and financial condition.

3. INVESTMENTS

Investments in unaffiliated issuers were as follows:

                                                                               SEPTEMBER 30, 2009   DECEMBER 31, 2008
                                                                               ------------------   -----------------
                                                                                             (IN THOUSANDS)
Available-for-Sale securities, at fair value
   (amortized cost: 2009, $4,119,731; 2008, $3,521,116)                            $4,048,058           $3,286,403
Below investment grade syndicated bank loans and commercial mortgage loans,
   at cost (fair value: 2009, $325,006; 2008, $289,401)                               326,016              357,863
Trading securities, at fair value (amortized cost: 2009, nil; 2008, $16,611)               --               16,618
Certificate loans - secured by certificate reserves, at cost, which
   approximates fair value                                                              5,349                6,601
                                                                                   ----------           ----------
   Total                                                                           $4,379,423           $3,667,485
                                                                                   ==========           ==========

Available-for-Sale Securities

Effective January 1, 2009, ACC early adopted an accounting standard that significantly changed ACC's accounting policy regarding the timing and amount of other-than-temporary impairments for Available-for-Sale securities as follows. When the fair value of an investment is less than its amortized cost, ACC assesses whether or not (i) it has the intent to sell the security (made a decision to sell) or (ii) it is more likely than not that ACC will be required to sell the security before its anticipated recovery. If either of these conditions are met, ACC must recognize an other-than-temporary impairment for the difference between the investment's amortized cost basis and its fair value through earnings. For securities that do not meet the above criteria, and ACC does not expect to recover a security's amortized cost basis, the security is considered other-than-temporarily impaired. For these securities, ACC separates the total impairment into the credit loss component and the amount of the loss related to other factors. The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of income taxes. For Available-for-Sale securities that have recognized an other-than-temporary impairment through earnings, if through subsequent evaluation there is a significant increase in the cash flow expected, the difference between the amortized cost basis and the cash flows expected to be collected is accreted as interest income. Subsequent increases and decreases in the fair value of Available-for-Sale securities are included in other comprehensive income. ACC's Statements of Shareholder's Equity present all changes in other comprehensive income associated with Available-for-Sale securities that have been other-than-temporarily impaired on a separate line from fair value changes recorded in other comprehensive income from all other securities.

ACC provides a supplemental disclosure on the face of its Statements of Operations that presents (i) total other-than-temporary impairment losses recognized during the period and (ii) the portion of other-than-temporary impairment losses recognized in other comprehensive income. The sum of these amounts represents the credit-related portion of other-than-temporary impairments that were recognized in earnings during the period. The portion of other-than-temporary losses recognized in other comprehensive income includes:
(i) the portion of other-than-temporary impairment losses related to factors other than credit recognized during the period and (ii) reclassifications of other-than-temporary impairment losses previously determined to be related to factors other than credit that are determined to be credit-related in the current period. The amount presented on the Statements of Operations as the portion of other-than-temporary losses recognized in other comprehensive income excludes subsequent increases and decreases in the fair value of these securities.

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

                         AMERIPRISE CERTIFICATE COMPANY
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Corporate debt securities

Factors ACC considers in determining whether declines in the fair value of fixed maturity securities are other-than-temporary include: (i) the extent to which the market value is below amortized cost; (ii) the duration of time in which there has been a significant decline in value; (iii) fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer; and
(iv) market events that could impact credit ratings, economic and business climate, litigation and government actions, and similar external business factors. In order to determine the amount of the credit loss component for corporate debt securities considered other-than-temporarily impaired, a best estimate of the present value of cash flows expected to be collected discounted at the security's effective interest rate is compared to the amortized cost basis of the security. The significant inputs to cash flow projections consider potential debt restructuring terms, projected cash flows available to pay creditors and ACC's position in the debtor's overall capital structure.

Structured investments

For structured investments (e.g., residential mortgage backed securities, commercial mortgage backed securities, asset backed securities and other structured investments), ACC also considers factors such as overall deal structure and its position within the structure, quality of underlying collateral, delinquencies and defaults, loss severities, recoveries, prepayments and cumulative loss projections in assessing potential other-than-temporary impairments of these investments. Based upon these factors, securities that have indicators of potential other-than-temporary impairment are subject to detailed review by management. Securities for which declines are considered temporary continue to be carefully monitored by management. For the nine months ended September 30, 2009, certain non-agency mortgage backed securities were deemed other-than-temporarily impaired. Generally, the credit loss component for the non-agency mortgage backed securities is determined as the amount the amortized cost basis exceeds the present value of the projected cash flows expected to be collected. Significant inputs considered in these projections are consistent with the factors considered in assessing potential other-than-temporary impairment for these investments. Forward interest rates are considered in the cash flow projections and are used to calculate the discount rate used to determine the present value of the expected cash flows when structures are supported by variable rate securities. Current effective interest rates are used to discount cash flows supported by fixed rate securities.

Available-for-Sale securities distributed by type were as follows:

                                                                       SEPTEMBER 30, 2009
                                           -----------------------------------------------------------------
                                                            GROSS UNREALIZED   GROSS UNREALIZED
DESCRIPTION OF SECURITIES                  AMORTIZED COST        GAINS              LOSSES        FAIR VALUE
-------------------------                  --------------   ----------------   ----------------   ----------
                                                                        (IN THOUSANDS)
Residential mortgage backed securities       $1,699,384          $24,999           $(142,847)     $1,581,536
Corporate debt securities                     1,199,606           30,148              (2,967)      1,226,787
Commercial mortgage backed securities           599,634           15,405                (705)        614,334
Asset backed securities                         466,301           17,211              (9,855)        473,657
U.S. government and agencies obligations        135,194            1,510                  --         136,704
Common and preferred stocks                      19,612               --              (4,572)         15,040
                                             ----------          -------           ---------      ----------
   Total                                     $4,119,731          $89,273           $(160,946)     $4,048,058
                                             ==========          =======           =========      ==========

                                                                       DECEMBER 31, 2008
                                           -----------------------------------------------------------------
                                                            GROSS UNREALIZED   GROSS UNREALIZED   FAIR VALUE
DESCRIPTION OF SECURITIES                  AMORTIZED COST         GAINS             LOSSES
-------------------------                  --------------   ----------------   ----------------   ----------
                                                                        (IN THOUSANDS)
Residential mortgage backed securities       $1,348,369          $11,434           $(156,220)     $1,203,583
Corporate debt securities                     1,623,978              637             (49,426)      1,575,189
Commercial mortgage backed securities           273,099              590              (7,077)        266,612
Asset backed securities                         247,159              376             (26,506)        221,029
U.S. government and agencies obligations          4,899              168                  --           5,067
Common and preferred stocks                      19,612               --              (8,689)         10,923
State and municipal obligations                   4,000               --                  --           4,000
                                             ----------          -------           ---------      ----------
   Total                                     $3,521,116          $13,205           $(247,918)     $3,286,403
                                             ==========          =======           =========      ==========

                         AMERIPRISE CERTIFICATE COMPANY
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

At September 30, 2009 and December 31, 2008, fixed maturity securities comprised approximately 86% and 70%, respectively, of ACC's total investments. These securities were rated by Moody's Investors Service ("Moody's"), Standard & Poor's Ratings Services ("S&P"), and Fitch Ratings Ltd. ("Fitch"), except for approximately $17.8 million and $65.8 million of securities at September 30, 2009 and December 31, 2008, respectively, which were rated by ACC's internal analysts using criteria similar to Moody's, S&P and Fitch. Ratings on fixed maturity securities are presented using the median of ratings from Moody's, S&P and Fitch. If only two of the ratings are available, the lower rating is used. A summary of fixed maturity securities by rating was as follows:

                                             SEPTEMBER 30, 2009                      DECEMBER 31, 2008
                            --------------------------------------------   ------------------------------------------
                              AMORTIZED                 PERCENT OF TOTAL    AMORTIZED                PERCENT OF TOTAL
RATINGS                         COST       FAIR VALUE      FAIR VALUE         COST      FAIR VALUE     FAIR VALUE
-------                     ------------   ----------   ----------------   ----------   ----------   ----------------
                                                          (IN THOUSANDS, EXCEPT PERCENTAGES)
AAA                          $2,227,565    $2,268,748          56%         $1,627,746   $1,495,970         46%
AA                              210,872       196,147           5             246,614      223,318          7
A                               403,314       396,180          10             339,662      327,926         10
BBB                             899,154       902,344          22           1,176,153    1,140,420         34
Below investment grade          359,214       269,599           7             111,329       87,846          3
                             ----------    ----------         ---          ----------   ----------        ---
   Total fixed maturities    $4,100,119    $4,033,018         100%         $3,501,504   $3,275,480        100%
                             ==========    ==========         ===          ==========   ==========        ===

At September 30, 2009 and December 31, 2008, approximately 36% and 50%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

                                                                      SEPTEMBER 30, 2009
                                         ---------------------------------------------------------------------------
                                           LESS THAN 12 MONTHS        12 MONTHS OR MORE               TOTAL
                                         -----------------------   -----------------------   -----------------------
                                                      UNREALIZED                UNREALIZED                UNREALIZED
DESCRIPTION OF SECURITIES                FAIR VALUE     LOSSES     FAIR VALUE     LOSSES     FAIR VALUE     LOSSES
-------------------------                ----------   ----------   ----------   ----------   ----------   ----------
                                                                         (IN THOUSANDS)
Residential mortgage backed securities    $246,115     $(7,561)     $331,934    $(135,286)    $578,049    $(142,847)
Corporate debt securities                    6,264          (4)       95,390       (2,963)     101,654       (2,967)
Commercial mortgage backed securities       33,014        (248)       52,750         (457)      85,764         (705)
Asset backed securities                     89,619      (2,133)       65,930       (7,722)     155,549       (9,855)
Common and preferred stocks                     --          --        15,040       (4,572)      15,040       (4,572)
                                          --------     -------      --------    ---------     --------    ---------
   Total                                  $375,012     $(9,946)     $561,044    $(151,000)    $936,056    $(160,946)
                                          ========     =======      ========    =========     ========    =========

                                                                      DECEMBER 31, 2008
                                         ---------------------------------------------------------------------------
                                            LESS THAN 12 MONTHS       12 MONTHS OR MORE               TOTAL
                                         -----------------------   -----------------------   -----------------------
                                                      UNREALIZED                UNREALIZED                UNREALIZED
DESCRIPTION OF SECURITIES                FAIR VALUE     LOSSES     FAIR VALUE     LOSSES     FAIR VALUE     LOSSES
-------------------------                ----------   ----------   ----------   ----------   ----------   ----------
                                                                         (IN THOUSANDS)
Residential mortgage backed securities   $  250,733    $(64,652)    $224,942    $ (91,568)   $  475,675   $(156,220)
Corporate debt securities                 1,211,101     (24,142)     171,502      (25,284)    1,382,603     (49,426)
Commercial mortgage backed securities        70,870      (2,424)     121,918       (4,653)      192,788      (7,077)
Asset backed securities                     165,128     (22,772)      32,421       (3,734)      197,549     (26,506)
Common and preferred stocks                      --          --       10,922       (8,689)       10,922      (8,689)
                                         ----------   ---------     --------    ---------    ----------   ---------
   Total                                 $1,697,832   $(113,990)    $561,705    $(133,928)   $2,259,537   $(247,918)
                                         ==========   =========     ========    =========    ==========   =========

                         AMERIPRISE CERTIFICATE COMPANY
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

The following tables summarize the unrealized losses by ratio of fair value to amortized cost:

                                                              SEPTEMBER 30, 2009
                 ------------------------------------------------------------------------------------------------------------
                         LESS THAN 12 MONTHS                   12 MONTHS OR MORE                          TOTAL
                 ----------------------------------   ----------------------------------   ----------------------------------
RATIO OF           NUMBER                  GROSS        NUMBER                   GROSS       NUMBER                  GROSS
FAIR VALUE TO        OF         FAIR     UNREALIZED       OF         FAIR     UNREALIZED       OF         FAIR     UNREALIZED
AMORTIZED COST   SECURITIES     VALUE      LOSSES     SECURITIES     VALUE      LOSSES     SECURITIES     VALUE      LOSSES
--------------   ----------   --------   ----------   ----------   --------   ----------   ----------   --------   ----------
                                                  (IN THOUSANDS, EXCEPT NUMBER OF SECURITIES)
95% - 100%            31      $321,546     $(3,324)        64      $195,424    $  (2,902)       95      $516,970    $  (6,226)
90% - 95%              4        39,591      (2,454)        17        29,580       (2,103)       21        69,171       (4,557)
80% - 90%             --            --          --         20        82,597      (12,388)       20        82,597      (12,388)
Less than 80%          2        13,875      (4,168)        62       253,443     (133,607)       64       267,318     (137,775)
                     ---      --------     -------        ---      --------    ---------       ---      --------    ---------
   Total              37      $375,012     $(9,946)       163      $561,044    $(151,000)      200      $936,056    $(160,946)
                     ===      ========     =======        ===      ========    =========       ===      ========    =========

                                                                 DECEMBER 31, 2008
                 ----------------------------------------------------------------------------------------------------------------
                          LESS THAN 12 MONTHS                    12 MONTHS OR MORE                           TOTAL
                 ------------------------------------   ----------------------------------   ------------------------------------
RATIO OF           NUMBER                    GROSS        NUMBER                   GROSS       NUMBER                     GROSS
FAIR VALUE TO        OF          FAIR      UNREALIZED       OF         FAIR     UNREALIZED       OF          FAIR      UNREALIZED
AMORTIZED COST   SECURITIES      VALUE       LOSSES     SECURITIES     VALUE      LOSSES     SECURITIES      VALUE       LOSSES
--------------   ----------   ----------   ----------   ----------   --------   ----------   ----------   ----------   ----------
                                                    (IN THOUSANDS, EXCEPT NUMBER OF SECURITIES)

95% - 100%           140      $1,313,461   $ (18,621)        45      $245,247    $  (5,339)      185      $1,558,708    $ (23,960)
90% - 95%             20         161,149     (11,401)        18        74,460       (5,809)       38         235,609      (17,210)
80% - 90%             15          74,866     (11,174)        26        91,374      (16,561)       41         166,240      (27,735)
Less than 80%         31         148,356     (72,794)        70       150,624     (106,219)      101         298,980     (179,013)
                     ---      ----------   ---------        ---      --------    ---------       ---      ----------    ---------
   Total             206      $1,697,832   $(113,990)       159      $561,705    $(133,928)      365      $2,259,537    $(247,918)
                     ===      ==========   =========        ===      ========    =========       ===      ==========    =========

As part of ACC's ongoing monitoring process, management determined that a majority of the gross unrealized losses on its Available-for-Sale securities are attributable to changes in credit spreads across sectors. The primary driver of lower unrealized losses in 2009 compared to 2008 was the tightening of credit spreads across sectors. A portion of the decrease in unrealized losses was offset by an increase due to the adoption of a new accounting standard effective January 1, 2009. ACC recorded a cumulative effect increase to the amortized cost of previously other-than-temporarily impaired investments that increased the gross unrealized losses on Available-for-Sale securities by $48.8 million. This impact is due to impairment of Available-for-Sale securities recognized in other comprehensive income previously recognized through earnings for factors other than credit.

The following table presents the amounts recognized in the Statements of Operations for other-than-temporary impairments related to credit losses on securities for which a portion of the securities' total other-than-temporary impairments was recognized in other comprehensive income:

                                                              THREE MONTHS     NINE MONTHS
                                                                  ENDED           ENDED
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  2009             2009
                                                              -------------   -------------
                                                                      (IN THOUSANDS)
Beginning balance of credit losses on securities held for
   which a portion of other-than-temporary impairment was
   recognized in other comprehensive income                      $58,143         $50,866
Reductions for securities sold during the period (realized)       (1,650)         (1,650)
Additional increases to the amount related to credit losses
   for which an other-than-temporary impairment was
   previously recognized                                             646           7,923
                                                                 -------         -------
Ending balance of credit losses on securities held as of
   September 30 for which a portion  of other-than-
   temporary impairment was recognized in other
   comprehensive income                                          $57,139         $57,139
                                                                 =======         =======

The change in net unrealized securities losses in other comprehensive income includes two components, net of tax: (i) unrealized gains (losses) that arose from changes in the market value of securities that were held during the period and (ii) (gains) losses that were previously unrealized, but have been recognized in current period net income due to sales of Available-for-Sale securities. As a result of the adoption of a new accounting standard effective January 1, 2009, net unrealized investment gains (losses) arising during the period also includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income during the period. Additionally, reclassification of (gains) losses included in net income contains noncredit other-than-temporary impairment losses that were previously unrealized, but have been recognized in current period net income due to their reclassification as credit losses.

                         AMERIPRISE CERTIFICATE COMPANY
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

The following table presents a rollforward of the net unrealized securities losses on Available-for-Sale securities included in accumulated other comprehensive loss:

                                                                                              ACCUMULATED OTHER
                                                                   NET                          COMPREHENSIVE
                                                               UNREALIZED                    LOSS RELATED TO NET
                                                               INVESTMENT       DEFERRED    UNREALIZED INVESTMENT
                                                             GAINS (LOSSES)    INCOME TAX       GAINS (LOSSES)
                                                             --------------    ----------   ---------------------
                                                                                (IN THOUSANDS)
Balance at January 1, 2008                                      $ (52,006)       $ 18,202         $ (33,804)
Net unrealized investment losses arising during the period       (153,342)         53,669           (99,673)
Reclassification of losses included in net loss                    45,954         (16,084)           29,870
                                                                ---------        --------         ---------
Balance at September 30, 2008                                   $(159,394)       $ 55,787         $(103,607)
                                                                =========        ========         =========
Balance at January 1, 2009                                      $(234,545)       $ 82,091         $(152,454)
Cumulative effect of accounting change                            (48,760)(1)      17,066           (31,694)
Net unrealized investment gains arising during the period         216,633         (75,822)          140,811
Reclassification of gains included in net income                   (2,476)            867            (1,609)
                                                                ---------        --------         ---------
Balance at September 30, 2009                                   $ (69,148)       $ 24,202         $ (44,946)(2)
                                                                =========        ========         =========

(1) Amount represents the cumulative effect of adopting a new accounting standard on January 1, 2009. See footnote 2 for additional information on the adoption impact.

(2) At September 30, 2009, Accumulated Other Comprehensive Loss Related to Net Unrealized Investment Losses included $(31.3) million of noncredit related impairments and net unrealized securities losses on previously impaired securities.

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

                                   THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                   --------------------------------   -------------------------------
                                           2009      2008                     2009      2008
                                          ------   --------                 -------   --------
                                            (IN THOUSANDS)                     (IN THOUSANDS)
Gross realized gains from sales           $5,988   $    149                 $13,288   $    836
Gross realized losses from sales            (140)    (4,717)                 (1,749)    (4,819)
Impairment losses                           (646)   (31,186)                 (9,062)   (41,971)

The $0.6 million and $9.1 million of other-than-temporary impairments recognized in net realized investment losses before income taxes for the three months and nine months ended September 30, 2009, respectively, were related to credit losses in non-agency residential mortgage backed securities.

Available-for-Sale securities by contractual maturity as of September 30, 2009 were as follows:

                                          AMORTIZED      FAIR
                                            COST         VALUE
                                         ----------   ----------
                                              (IN THOUSANDS)
Due within one year                      $  592,044   $  601,716
Due after one year through five years       715,446      735,146
Due after five years through 10 years        18,685       17,723
Due after 10 years                            8,625        8,906
                                         ----------   ----------
                                          1,334,800    1,363,491
Residential mortgage backed securities    1,699,384    1,581,536
Commercial mortgage backed securities       599,634      614,334
Asset backed securities                     466,301      473,657
Common and preferred stocks                  19,612       15,040
                                         ----------   ----------
   Total                                 $4,119,731   $4,048,058
                                         ==========   ==========

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities, and asset backed securities are not due at a single maturity date. As such, these securities, as well as common and preferred stocks, were not included in the maturities distribution.

                         AMERIPRISE CERTIFICATE COMPANY
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

4. FAIR VALUES OF ASSETS AND LIABILITIES

GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability is not exchanged subject to a forced liquidation or distressed sale.

VALUATION HIERARCHY

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

                         AMERIPRISE CERTIFICATE COMPANY
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

                                                               SEPTEMBER 30, 2009
                                                 --------------------------------------------
                                                 LEVEL 1     LEVEL 2     LEVEL 3     TOTAL
                                                 -------   ----------   --------   ----------
                                                                (IN THOUSANDS)
Assets
   Cash equivalents                                $ --    $  320,480   $     --   $  320,480
   Available-for-Sale securities:
      Residential mortgage backed securities         --       781,981    799,555    1,581,536
      Corporate debt securities                      --     1,214,717     12,070    1,226,787
      Commercial mortgage backed securities          --       614,334         --      614,334
      Asset backed securities                        --       327,915    145,742      473,657
      U.S. government and agencies obligations      416       136,288         --      136,704
      Common and preferred stocks                    --        15,040         --       15,040
                                                   ----    ----------   --------   ----------
   Total Available-for-Sale securities              416     3,090,275    957,367    4,048,058
   Trading securities                                --            --         --           --
   Equity index options, purchased                   --       152,145         --      152,145
                                                   ----    ----------   --------   ----------
Total assets at fair value                         $416    $3,562,900   $957,367   $4,520,683
                                                   ====    ==========   ========   ==========
Liabilities
   Certificate reserves                            $ --    $   28,139   $     --   $   28,139
   Equity index options, written                     --       124,318         --      124,318
                                                   ----    ----------   --------   ----------
Total liabilities at fair value                    $ --    $  152,457   $     --   $  152,457
                                                   ====    ==========   ========   ==========

                                                               DECEMBER 31, 2008
                                                 --------------------------------------------
                                                 LEVEL 1     LEVEL 2     LEVEL 3     TOTAL
                                                 -------   ----------   --------   ----------
                                                                (IN THOUSANDS)
Assets
   Cash equivalents                                $ --    $1,164,484   $     --   $1,164,484
   Available-for-Sale securities:
      Residential mortgage backed securities         --       738,349    465,234    1,203,583
      Corporate debt securities                      --     1,541,536     33,653    1,575,189
      Commercial mortgage backed securities          --       266,612         --      266,612
      Asset backed securities                        --       153,477     67,552      221,029
      U.S. government and agencies obligations      458         4,609         --        5,067
      Common and preferred stocks                    --        10,923         --       10,923
      State and municipal obligations                --         4,000         --        4,000
                                                   ----    ----------   --------   ----------
   Total Available-for-Sale securities              458     2,719,506    566,439    3,286,403
   Trading securities                                --        16,618         --       16,618
   Equity index options, purchased                   --        23,693         --       23,693
                                                   ----    ----------   --------   ----------
Total assets at fair value                         $458    $3,924,301   $566,439   $4,491,198
                                                   ====    ==========   ========   ==========
Liabilities
   Certificate reserves                            $ --    $    5,007   $     --   $    5,007
   Equity index options, written                     --        18,681         --       18,681
                                                   ----    ----------   --------   ----------
Total liabilities at fair value                    $ --    $   23,688   $     --   $   23,688
                                                   ====    ==========   ========   ==========

                         AMERIPRISE CERTIFICATE COMPANY
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

                                                             RESIDENTIAL
                                                               MORTGAGE     CORPORATE      ASSET        OTHER
                                                                BACKED        DEBT        BACKED      STRUCTURED
AVAILABLE-FOR-SALE SECURITIES                                 SECURITIES   SECURITIES   SECURITIES    INVESTMENTS     TOTAL
-----------------------------                                -----------   ----------   ----------    -----------   --------
Balance, July 1, 2009                                         $649,837      $ 30,579     $158,403         $--       $838,819
   Total gains (losses) included in:
      Net income                                                 1,919(1)         --        3,091(2)       --          5,010
      Other comprehensive income                                22,160           498        2,690          --         25,348
   Purchases, sales, issuances and settlements, net            125,639       (19,007)     (18,442)         --         88,190
                                                              --------      --------     --------         ---       --------
Balance, September 30, 2009                                   $799,555      $ 12,070     $145,742         $--       $957,367
                                                              ========      ========     ========         ===       ========
Change in unrealized gains (losses) included in net income
   relating to Level 3 assets held at September 30, 2009      $    901(3)   $     --     $  2,594(4)      $--       $  3,495

(1) Represents a $280 gain included in net realized gain (loss) on investments and $1,639 included in investment income in the Statements of Operations.

(2) Represents a $478 gain included in net realized gain (loss) on investments and $2,613 included in investment income in the Statements of Operations.

(3) Represents a $646 loss included in net realized gain (loss) on investments and $1,547 included in investment income in the Statements of Operations.

(4)  Included in investment income in the Statements of Operations.

                                                             RESIDENTIAL
                                                               MORTGAGE     CORPORATE      ASSET         OTHER
                                                                BACKED        DEBT        BACKED       STRUCTURED
AVAILABLE-FOR-SALE SECURITIES                                 SECURITIES   SECURITIES   SECURITIES    INVESTMENTS     TOTAL
-----------------------------                                -----------   ----------   ----------    -----------   --------
Balance, July 1, 2008                                        $316,718       $49,522       $47,376         $--       $413,616
   Total gains (losses) included in:
      Net loss                                                (16,525)(1)        --         4,416(2)       80        (12,029)
      Other comprehensive income                               18,105          (492)         (745)         --         16,868
   Purchases, sales, issuances and settlements, net           (14,344)       (4,919)       (1,635)        (80)       (20,978)
                                                             --------       -------       -------         ---       --------
Balance, September 30, 2008                                  $303,954       $44,111       $49,412         $--       $397,477
                                                             ========       =======       =======         ===       ========
Change in unrealized gains (losses) included in net loss
   relating to Level 3 assets held at September 30, 2008     $(16,525)(1)   $    --       $ 4,416(2)      $--       $(12,109)

(1) Represents a $17,868 loss included in net realized gain (loss) on investments and $1,343 included in investment income in the Statements of Operations.

(2)  Included in investment income in the Statements of Operations.

                                                             RESIDENTIAL
                                                               MORTGAGE     CORPORATE      ASSET         OTHER
                                                                BACKED        DEBT        BACKED       STRUCTURED
AVAILABLE-FOR-SALE SECURITIES                                 SECURITIES   SECURITIES   SECURITIES    INVESTMENTS     TOTAL
-----------------------------                                -----------   ----------   ----------    -----------   --------
Balance, January 1, 2009                                     $465,234       $ 33,653     $ 67,552         $--       $566,439
   Total gains (losses) included in:
      Net income                                               (4,995)(1)         --        6,043(2)        8          1,056
      Other comprehensive income                               16,700          1,690        3,379         ---         21,769
   Purchases, sales, issuances and settlements, net           322,616        (23,273)      68,768          (8)       368,103
                                                             --------       --------     --------         ---       --------
Balance, September 30, 2009                                  $799,555       $ 12,070     $145,742         $--       $957,367
                                                             ========       ========     ========         ===       ========
Change in unrealized gains (losses) included in net income
   relating to Level 3 assets held at September 30, 2009     $ (4,266)(3)   $     --     $  5,543(4)      $--       $  1,277

(1) Represents a $8,437 loss included in net realized gain (loss) on investments and $3,442 included in investment income in the Statements of Operations.

(2) Represents a $478 gain included in net realized gain (loss) on investments and $5,565 included in investment income in the Statements of Operations.

(3) Represents a $7,923 loss included in net realized gain (loss) on investments and $3,657 included in investment income in the Statements of Operations.

(4)  Included in investment income in the Statements of Operations.

                         AMERIPRISE CERTIFICATE COMPANY
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

                                                              RESIDENTIAL
                                                               MORTGAGE     CORPORATE      ASSET         OTHER
                                                                BACKED        DEBT        BACKED       STRUCTURED
AVAILABLE-FOR-SALE SECURITIES                                 SECURITIES   SECURITIES   SECURITIES    INVESTMENTS     TOTAL
-----------------------------                                -----------   ----------   ----------    -----------   --------
Balance, January 1, 2008                                     $359,316       $ 67,797      $42,927       $  --       $470,040
   Total gains (losses) included in:
      Net loss                                                (27,183)(1)         --        4,754(2)      565        (21,864)
      Other comprehensive loss                                (32,903)           231       (4,461)         --        (37,133)
   Purchases, sales, issuances and settlements, net             4,724        (23,917)       6,192        (565)       (13,566)
                                                             --------       --------      -------       -----       --------
Balance, September 30, 2008                                  $303,954       $ 44,111      $49,412       $  --       $397,477
                                                             ========       ========      =======       =====       ========
Change in unrealized gains (losses) included in net loss
   relating to Level 3 assets held at September 30, 2008     $(27,183)(1)   $     --      $ 4,754(2)    $  --       $(22,429)

(1) Represents a $28,653 loss included in net realized gain (loss) on investments and $1,470 income included in investment income in the Statements of Operations.

(2)  Included in investment income in the Statements of Operations.


During the reporting periods, there were no material assets or liabilities measured at fair value on a nonrecurring basis.

The following table provides the carrying value and the estimated fair value of financial instruments that are not reported at fair value. All other financial instruments that are reported at fair value have been included in the table above with balances of assets and liabilities measured at fair value on a recurring basis.

                                              SEPTEMBER 30, 2009
                                         ----------------------------
                                         CARRYING VALUE   FAIR VALUE
                                         --------------   -----------
                                               (IN THOUSANDS)
FINANCIAL ASSETS
   Investments in unaffiliated issuers     $  331,365     $  330,356
FINANCIAL LIABILITIES
   Certificate reserves                    $4,463,232     $4,423,729

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

                         AMERIPRISE CERTIFICATE COMPANY
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

5. DERIVATIVES AND HEDGING ACTIVITIES

Derivative instruments enable ACC to manage its exposure to various market risks. The value of such instruments is derived from an underlying variable or multiple variables, including equity and interest rate indices or prices. ACC primarily enters into derivative agreements for risk management purposes related to ACC's products and operations.

ACC uses derivatives as economic hedges of equity and interest rate risk related to various products and transactions of ACC. ACC does not designate any derivatives for hedge accounting. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives, at September 30, 2009:

                                                                FAIR VALUE
DERIVATIVES NOT DESIGNATED AS   ----------------------------------------------------------------------
HEDGING INSTRUMENTS             BALANCE SHEET LOCATION     ASSET    BALANCE SHEET LOCATION   LIABILITY
-----------------------------   ----------------------   --------   ----------------------------------
                                                            (IN THOUSANDS)
EQUITY CONTRACTS
Stock market certificates       Equity index options,               Equity index options,
                                   purchased             $152,145      written               $124,318
Stock market certificates
   embedded derivatives                                        --   Certificate reserves       28,139
                                                         --------                            --------
Total                                                    $152,145                            $152,457
                                                         ========                            ========

See note 4 for additional information regarding ACC's fair value measurement of derivative instruments.

The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Statement of Operations:

                                                                                                     AMOUNT OF GAIN (LOSS) ON
                                                                                                 DERIVATIVES RECOGNIZED IN INCOME
                                                                                             ---------------------------------------
DERIVATIVES NOT DESIGNATED AS                             LOCATION OF GAIN (LOSS) ON         THREE MONTHS ENDED   NINE MONTHS ENDED
HEDGING INSTRUMENTS                                    DERIVATIVES RECOGNIZED IN INCOME      SEPTEMBER 30, 2009   SEPTEMBER 30, 2009
-----------------------------                       --------------------------------------   ------------------   ------------------
                                                                                                           (IN THOUSANDS)
EQUITY CONTRACTS
   Stock market certificates                        Net provision for certificate reserves        $  8,995           $ 10,416
   Stock market certificates embedded derivatives   Net provision for certificate reserves         (12,306)           (23,132)
                                                                                                  ---------          --------
       Total                                                                                      $ (3,311)          $(12,716)
                                                                                                  =========          ========

Ameriprise Stock Market Certificates ("SMC") offer a return based upon the relative change in a major stock market index between the beginning and end of the SMC's term. The SMC product contains an embedded derivative. The equity based return of the certificate must be separated from the host contract and accounted for as a derivative instrument. As a result of fluctuations in equity markets, and the corresponding changes in value of the embedded derivative, the amount of expenses incurred by ACC related to the SMC product will positively or negatively impact reported earnings. As a means of hedging its obligations under the provisions for these certificates, ACC purchases and writes call options on the S&P 500 Index. ACC views this strategy as a prudent management of equity market sensitivity, such that earnings are not exposed to undue risk presented by changes in equity market levels. The gross notional amount of these derivative contracts was $1.5 billion at September 30, 2009. ACC also purchases futures on the S&P 500 Index to economically hedge its obligations. The futures are marked-to-market daily and exchange traded, exposing ACC to no counterparty risk. At September 30, 2009, ACC had no futures contracts outstanding.

CREDIT RISK

Credit risk associated with ACC's derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, ACC has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements wherever practical. As of September 30, 2009, ACC held $15.9 million in cash and recorded a corresponding liability in accounts payable and accrued liabilities for collateral ACC is obligated to return to counterparties. As of September 30, 2009, ACC's maximum credit exposure related to derivative assets after considering netting arrangements with counterparties and collateral arrangements was approximately $12.0 million.

                         AMERIPRISE CERTIFICATE COMPANY
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

6. CONTINGENCIES

ACC is not aware that it is a party to any pending legal, arbitration, or regulatory proceedings that would have a material adverse effect on its financial condition, results of operations or liquidity. However, it is possible that the outcome of any such proceedings could have a material adverse effect on results of operations in any particular reporting period as the proceedings are resolved.

7. INCOME TAXES

ACC's effective tax rates were 36.6% and 36.7% for the three months and nine months ended September 30, 2009, respectively, compared to 36.5% and 35.6% for the three months and nine months ended September 30, 2008, respectively. The effective tax rate for the nine months ended September 30, 2009 reflected the level of current year tax advantaged items relative to the level of pretax income. The effective tax rate for the nine months ended September 30, 2008 reflected the level of current year tax advantaged items relative to the level of pretax loss.

As of September 30, 2009 and December 31, 2008, ACC had $4.4 million of gross unrecognized tax benefits. If recognized, approximately $1.2 million, net of federal tax benefits, of the unrecognized tax benefits as of September 30, 2009 and December 31, 2008, would affect the effective tax rate.

ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC had $1.3 million for the payment of interest and penalties accrued at September 30, 2009 and December 31, 2008.

It is not expected that the total amounts of unrecognized tax benefits will change materially in the next 12 months.

ACC files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, ACC is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 1997. In the fourth quarter of 2008, the Internal Revenue Service ("IRS"), commenced an examination of ACC's U.S. income tax returns for 2005 through 2007. The IRS, as part of the overall examination of the American Express Company consolidated return, completed its field examination of ACC's U.S. income tax returns for 1997 through 2002 during 2008 and completed its field examination of 2003 through 2004 in the third quarter of 2009. However, for federal income tax purposes, these years continue to remain open as a consequence of certain issues under appeal. ACC's state income tax returns are currently under examination by various jurisdictions for years ranging from 1998 through 2006.

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

ACC is a wholly owned subsidiary of Ameriprise Financial, Inc. ("Ameriprise Financial"). ACC is registered as an investment company under the Investment Company Act of 1940 and is in the business of issuing face-amount investment certificates. Face-amount investment certificates issued by ACC entitle the certificate owner to receive at maturity a stated amount of money and interest or credits declared from time to time by ACC, at its discretion. The certificates issued by ACC are not insured by any government agency. ACC's certificates are sold primarily by Ameriprise Financial Services, Inc., an affiliate of ACC. Ameriprise Financial Services, Inc. is registered as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico.

ACC's future profitability is dependent upon changes in the economic, credit and equity environments, as well as the competitive environment. Ameriprise Financial and unaffiliated third parties offer certain competing products which have demonstrated strong appeal to investors.

Management's narrative analysis of the results of operations is presented in lieu of management's discussion and analysis of financial condition and results of operations, pursuant to General Instructions H(2)(a) of Form 10-Q.

CRITICAL ACCOUNTING POLICIES

Valuation of Investments

Effective January 1, 2009, ACC early adopted an accounting standard that significantly changed ACC's accounting policy regarding the timing and amount of other-than-temporary impairments for Available-for-Sale securities. For information regarding the changes to ACC's accounting policy, see Note 3 to the Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements and their expected impact on ACC's future results of operations or financial condition, see Note 2 to the financial statements.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Net income for the nine months ended September 30, 2009 was $28.5 million compared to a net loss of $27.5 million for the nine months ended September 30, 2008, an increase of $56.0 million. This increase is due primarily to net realized investment losses for the nine months ended September 30, 2008 compared to net realized investment gains for the nine months ended September 30, 2009, as well as decreased interest crediting rates in the 2009 period.

For the nine months ended September 30, 2009, investment income increased $27.9 million, or 20%, to $170.7 million compared to the same period in 2008. This increase was primarily the result of an increase in investment holdings compared to the prior year period.

Investment expenses for the nine months ended September 30, 2009 increased $2.6 million, or 10%, to $28.3 million compared to the same period in 2008. This increase was primarily due to higher average investment balances compared to the prior year period.

The provision for certificate reserves decreased $14.2 million, or 13%, to $99.4 million for the nine months ended September 30, 2009 compared to the same period in 2008, primarily due to decreased client crediting rates.

Net realized investment gains before income taxes for the nine months ended September 30, 2009 were $2.0 million compared to net realized investment losses before income taxes of $46.2 million for the nine months ended September 30, 2008. In the nine months ended September 30, 2009, net realized gains from sales of Available-for-Sale securities were $13.3 million offset partially by $1.7 million of gross realized investment losses and other-than-temporary impairments recognized in earnings of $9.1 million. In the nine months ended September 30, 2008, net realized gains from sales of Available-for-Sale securities were $0.8 million offset by $4.8 million of gross realized investment losses and other-than-temporary impairments recognized in earnings of $42.0 million. The other-than-temporary impairment charges recognized in the 2008 period primarily related to securities issued by Lehman Brothers, Washington Mutual, and various other non-agency residential mortgage backed securities.

                         AMERIPRISE CERTIFICATE COMPANY

The effective tax rate was 36.7% for the nine months ended September 30, 2009 compared to 35.6% for the nine months ended September 30, 2008. The effective tax rate for the nine months ended September 30, 2009 reflected the level of current year tax advantaged items relative to the level of pretax income. The effective tax rate for the nine months ended September 30, 2008 reflected the level of current year tax advantaged items relative to the level of pretax loss.

MARKET RISK

Equity market and interest rate fluctuations can have a significant impact on ACC's results of operations, primarily due to the effects they have on the spread income generated on ACC's face amount certificate products.

There have been no material changes in ACC's net risk exposure to pretax income based on its sources of market risk during the nine months ended September 30, 2009.

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

ACC manages its credit risk related to over-the-counter derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master netting arrangements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. Generally, ACC's current credit exposure on over-the-counter derivative contracts is limited to a derivative counterparty's net positive fair value of derivate contracts after taking into consideration the existence of netting arrangements and any collateral received. This exposure is monitored and managed to an acceptable threshold level.

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

FAIR VALUE MEASUREMENTS

ACC reports certain assets and liabilities at fair value; specifically derivatives, embedded derivatives, and most investments and cash equivalents. Fair value assumes the exchange of assets or liabilities occurs in orderly transactions. Generally accepted accounting principles ("GAAP") do not require the use of market prices that are the result of a forced liquidation or distressed sale. ACC includes actual market price or observable inputs in its fair value measurements to the extent available. Broker quotes are obtained when quotes from pricing services are not available. ACC validates prices obtained from third parties through a variety of means such as: price variance analysis, subsequent sales testing, stale price review, price comparison across pricing vendors and due diligence reviews of vendors.

Inactive Markets

Through ACC's own experience transacting in the marketplace and through discussions with its pricing vendors, ACC believes that the market for certain non-agency residential mortgage backed securities is inactive. Indicators of inactive markets include: pricing services' reliance on brokers or discounted cash flow analysis to provide prices, an increase in the disparity between prices provided by different pricing services for the same security, unreasonably large bid-offer spreads and a significant decrease in the volume of trades relative to historical levels. In certain cases, this market inactivity has resulted in ACC applying valuation techniques that rely more on an income approach (discounted cash flows using market rates) than on a market approach (prices from pricing services). ACC considers market observable yields for other asset classes of similar risk which includes nonperformance and liquidity for individual securities to set the discount rate for

                         AMERIPRISE CERTIFICATE COMPANY

applying the income approach to certain non-agency residential mortgage backed securities. The discount rates used for the fair value of these securities at September 30, 2009 ranged from 11% to 22%.

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

The following table presents as of September 30, 2009, ACC's non-agency residential mortgage backed and asset backed securities backed by subprime, Alt-A or prime mortgage loans by credit rating and vintage year (in thousands):

                        AAA                AA                A                BBB            BB & BELOW            TOTAL
                ------------------ ----------------- ----------------- ----------------- ------------------ -------------------
                AMORTIZED   FAIR   AMORTIZED   FAIR  AMORTIZED   FAIR  AMORTIZED   FAIR  AMORTIZED   FAIR    AMORTIZED   FAIR
                   COST     VALUE    COST     VALUE     COST    VALUE     COST    VALUE     COST     VALUE     COST      VALUE
                --------- -------- --------- ------- --------- ------- --------- ------- --------- -------- ---------- --------
SUBPRIME
   2003 & prior  $  1,693 $  1,219  $     -- $    --  $    --  $    --  $    --  $    --  $     -- $     -- $    1,693 $  1,219
   2004            11,403   10,579        --      --    9,464    9,375       --       --    10,358    6,178     31,225   26,132
   2005            23,087   22,255    36,412  35,854    5,128    4,956    1,441    1,258        --       --     66,068   64,323
   2006                --       --     2,749   2,746    7,937    7,692    5,943    5,620        --       --     16,629   16,058
   2007                --       --        --      --    7,424    7,046       --       --        --       --      7,424    7,046
   2008                --       --        --      --       --       --       --       --        --       --         --       --
Re-Remic(1)            --       --        --      --       --       --   22,303   21,864        --       --     22,303   21,864
                 -------- --------  -------- -------  -------  -------  -------  -------  -------- -------- ---------- --------
Total Subprime   $ 36,183 $ 34,053  $ 39,161 $38,600  $29,953  $29,069  $29,687  $28,742  $ 10,358 $  6,178 $  145,342 $136,642
                 ======== ========  ======== =======  =======  =======  =======  =======  ======== ======== ========== ========
ALT-A
   2003 & prior  $  6,341 $  5,896  $     -- $    --  $    --  $    --  $    --  $    --  $     -- $     -- $    6,341 $  5,896
   2004             8,999    6,784     6,296   2,925   22,047   15,492    5,133    3,089        --       --     42,475   28,290
   2005                --       --     6,078   4,108       --       --    7,722    4,764    89,299   56,125    103,099   64,997
   2006                --       --        --      --    3,562    3,431       --       --    40,807   28,871     44,369   32,302
   2007                --       --        --      --       --       --       --       --    59,351   35,352     59,351   35,352
   2008                --       --        --      --       --       --       --       --        --       --         --       --
                 -------- --------  -------- -------  -------  -------  -------  -------  -------- -------- ---------- --------
Total Alt-A      $ 15,340 $ 12,680  $ 12,374 $ 7,033  $25,609  $18,923  $12,855  $ 7,853  $189,457 $120,348 $  255,635 $166,837
                 ======== ========  ======== =======  =======  =======  =======  =======  ======== ======== ========== ========
PRIME
   2003 & prior  $ 38,295 $ 38,266  $     -- $    --  $    --  $    --  $    --  $    --  $     -- $     -- $   38,295 $ 38,266
   2004            42,303   38,372    37,465  30,278    9,125    5,045   12,615    6,795     3,595    1,798    105,103   82,288
   2005             4,276    4,093    23,845  19,874   11,735    9,935   42,721   33,576    44,005   32,555    126,582  100,033
   2006                --       --        --      --       --       --       --       --     4,632    3,641      4,632    3,641
   2007                --       --        --      --       --       --       --       --        --       --         --       --
   2008                --       --        --      --       --       --       --       --        --       --         --       --
Re-Remic(1)       383,983  384,382        --      --       --       --       --       --        --       --    383,983  384,382
                 -------- --------  -------- -------  -------  -------  -------  -------  -------- -------- ---------- --------
Total Prime      $468,857 $465,113  $ 61,310 $50,152  $20,860  $14,980  $55,336  $40,371  $ 52,232 $ 37,994 $  658,595 $608,610
                 ======== ========  ======== =======  =======  =======  =======  =======  ======== ======== ========== ========
GRAND TOTAL      $520,380 $511,846  $112,845 $95,785  $76,422  $62,972  $97,878  $76,966  $252,047 $164,520 $1,059,572 $912,089
                 ======== ========  ======== =======  =======  =======  =======  =======  ======== ======== ========== ========

(1) Re-Remics of mortgage backed securities are prior vintages with cash flows structured into senior and subordinated bonds. Credit enhancement on senior bonds is increased through the Re-Remic process. ACC did not have any exposure to subordinate tranches as of September 30, 2009.

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

ACC's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC's Chief Executive Officer and Chief Financial Officer have concluded that ACC's disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2009.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in ACC's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, ACC's internal control over financial reporting.

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

                                        AMERIPRISE CERTIFICATE COMPANY
                                        (Registrant)


Date: November 3, 2009                  By /s/ William F. Truscott
                                           -------------------------------------
                                           William F. Truscott
                                           Chief Executive Officer


Date: November 3, 2009                  By /s/ Ross P. Palacios
                                           -------------------------------------
                                           Ross P. Palacios
                                           Chief Financial Officer

                         AMERIPRISE CERTIFICATE COMPANY

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

EXHIBIT                                 DESCRIPTION
-------                                 -----------
  3.1     Amended and Restated Certificate of Incorporation of American Express
          Certificate Company, dated Aug. 1, 2005, filed electronically on or about March 10, 2006 as Exhibit 3(a) to Registrant's Form 10-K is
          incorporated by reference.

  3.2     Current By-Laws, filed electronically as Exhibit 3(e) to
          Post-Effective Amendment No. 19 to Registration Statement No.
          33-26844, are incorporated herein by reference.

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