Form 10-K
period 2009-12-31
AMERIPRISE CERTIFICATE CO
filed 2010-02-24
CIK 52428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 30 OF THE INVESTMENT COMPANY ACT OF 1940 AND SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

                                                                  Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

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

CLASS                                     OUTSTANDING AT FEBRUARY 23, 2010
-----                                     --------------------------------
Common Shares (par value $10 per share)   150,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                    FORM 10-K

TABLE OF CONTENTS

ITEM NUMBER                                                                 PAGE
-----------                                                                 ----
PART I
   1.     Business.......................................................      3
   1A.    Risk Factors...................................................      5
   1B.    Unresolved Staff Comments......................................      9
   2.     Properties.....................................................      9
   3.     Legal Proceedings..............................................      9
   4.     Submission of Matters to a Vote of Security Holders............      9
PART II
   5.     Market for Registrant's Common Equity, Related Stockholder
          Matters And Issuer Purchases of Equity Securities..............     10
   6.     Selected Financial Data........................................     10
   7.     Management's Narrative Analysis................................     11
   7A.    Quantitative and Qualitative Disclosures About Market Risk.....     14
   8.     Financial Statements and Supplementary Data....................     15
   9.     Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure...........................................     16
   9A(T). Controls and Procedures........................................     16
   9B.    Other Information..............................................     16
PART III
   10.    Directors, Executive Officers and Corporate Governance.........     16
   11.    Executive Compensation.........................................     16
   12.    Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters................................     16
   13.    Certain Relationships and Related Transactions, and Director
          Independence...................................................     16
   14.    Principal Accounting Fees and Services.........................     16
PART IV
   15.    Exhibits and Financial Statement Schedules.....................     17
          Signatures.....................................................     18
          Index to Financial Statements and Schedules....................    F-1
          Exhibit Index..................................................    E-1

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

2.   Ameriprise Installment Certificate

     - Installment payment certificate that declares interest rates in advance for a three-month period.

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

     - As of the date of this report, ACC has a fixed rate of 0.60% for new sales.

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

ASSET MANAGEMENT

ACC has retained RiverSource Investments, LLC, a wholly owned subsidiary of Ameriprise Financial, to manage ACC's investment portfolio under an investment management agreement, which is subject to annual review and approval by ACC's Board of Directors, including a majority of the directors who are not "interested persons" of AFSI, RiverSource Investments, LLC or ACC. This investment management agreement with RiverSource Investments, LLC, can be terminated by either party. On November 17, 2009, ACC's Board of Directors conducted its annual review of the investment management agreement and re-approved the agreement for another year, effective January 1, 2010.

REGULATION

ACC is required to maintain cash and "qualified assets" meeting the standards of
Section 28(b) of the 1940 Act, as modified by an exemptive order of the Securities and Exchange Commission (the "SEC"). The amortized cost of such investments must be at least equal to ACC's net liabilities on all outstanding face-amount certificates plus $250,000. ACC's qualified assets consist of cash equivalents, below investment grade syndicated bank loans and commercial mortgage loans, U.S. government and government agency securities, municipal bonds, corporate bonds, preferred stocks, equity index options and other securities meeting specified standards. So long as ACC wishes to rely on the SEC order, as a condition to the order, ACC has agreed to maintain an amount of unappropriated retained earnings and capital equal to at least 5% of certificate reserves (less outstanding certificate loans). To the extent that payment of a dividend would decrease the capital ratio below the required 5%, payment of a dividend would be restricted. In determining compliance with this condition, qualified assets are valued in accordance with the provisions of Minnesota Statutes where such provisions are applicable.

ACC has also entered into a written understanding with the Minnesota Department of Commerce, that ACC will maintain capital equal to 5% of the assets of ACC (less outstanding certificate loans). To the extent that payment of a dividend would decrease this ratio below the required 5%, payment of a dividend would be restricted. When computing its capital for these purposes, ACC values its assets on the basis of statutory accounting for insurance companies rather than U.S. generally accepted accounting principles ("GAAP"). ACC is subject to annual examination and supervision by the State of Minnesota, Department of Commerce (Banking Division).

ITEM 1A. RISK FACTORS

ACC's operations and financial results are subject to various risks and uncertainties, including those described below, that could have a material adverse effect on ACC's business, financial condition or results of operations. Based on information currently known, the following information identifies the material factors affecting ACC. However, the risks and uncertainties ACC faces are not limited to those described below. Additional risks and uncertainties which are not presently known or which are currently believed to be immaterial may also adversely affect ACC's business.

RISKS RELATING TO ACC'S BUSINESS

ACC'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED BY MARKET FLUCTUATIONS AND BY ECONOMIC AND OTHER FACTORS.

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

During periods of falling interest rates, or stagnancy of low interest rates, ACC's spread may also be reduced. Because ACC may adjust the interest rates it credits on most of the products downward only at limited, pre-established intervals, ACC's spreads could decrease and potentially become negative. Interest rate fluctuations could also have an adverse effect on the results of ACC's investment portfolio. During periods of declining market interest rates, or stagnancy of low interest rates, the interest ACC receives on variable interest rate investments decreases. In addition, during those periods, ACC is forced to reinvest the cash it receives as interest or return of principal on its investments in lower-yielding, high-grade instruments or in lower-credit instruments to maintain comparable returns. Issuers of fixed income securities also may decide to prepay their obligations in order to borrow at lower market rates. This increases the risk that ACC may have to invest the cash proceeds of these securities in lower-yielding or lower-credit instruments. Offsetting some of these risks is the fact that a significant portion of certificate balances do not have a minimum guaranteed interest crediting rate.

For additional information regarding the sensitivity of the fixed income securities in ACC's investment portfolio to interest rate fluctuations, see Item 7A of this Form 10-K--"Quantitative and Qualitative Disclosures About Market Risk."

GOVERNMENTAL INITIATIVES INTENDED TO ADDRESS CAPITAL MARKET CONDITIONS MAY NOT BE EFFECTIVE AND MAY GIVE RISE TO ADDITIONAL REQUIREMENTS FOR ACC'S BUSINESS, INCLUDING ENHANCED OVERSIGHT, NEW CAPITAL REQUIREMENTS, ADDITIONAL FEES AND TAXES OR OTHER REGULATIONS, THAT COULD MATERIALLY AFFECT ACC'S RESULTS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY IN WAYS THAT ACC CANNOT PREDICT.

Recent economic conditions have caused the U.S. federal government, Federal Reserve and other U.S. and foreign governmental and regulatory bodies to take or to consider taking legislative and regulatory actions designed to address the financial crisis and to mitigate against the risk of similar crises going forward. In 2009, the U.S. Senate and House of Representatives passed various forms of legislation setting forth a comprehensive plan for regulatory reform in the financial industry. While such legislation has not been finalized, these plans contemplate significant structural reforms, including heightened governmental powers to regulate risk across the financial system and the creation of a new consumer financial protection agency. The legislation also calls for increased substantive regulation of the financial industry, including heightened regulation of large financial institutions whose combination of size, leverage, and interconnectedness could, upon the failure of such an institution, pose a threat to financial stability, a modified standard of care for broker-dealers, expanded regulation over credit ratings agencies and derivatives and securitization markets, effective increases in regulatory capital requirements and various corporate governance initiatives. In addition, specific taxes targeted at larger financial institutions have been proposed that could increase ACC's costs and reduce ACC's earnings. There can be no assurance as to whether or when any of the parts of the proposed financial reform plans will be enacted into legislation, and if adopted, what the final provisions of such legislation will be.

This legislation or similar proposals, as well as other actions such as monetary or fiscal actions of U.S. government instrumentalities or comparable authorities in other countries, may fail to stabilize the financial markets. Any new legislation or regulatory changes could require ACC to change certain of ACC's business practices, impose additional costs on ACC, or otherwise adversely affect ACC's business operations, regulatory reporting relationships, results of operations or financial condition. Consequences may include material effects on interest rates, which could materially affect ACC's investments, results of operations and liquidity in ways that ACC cannot predict.

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

DEFAULTS IN ACC'S FIXED MATURITY SECURITIES PORTFOLIO COULD ADVERSELY AFFECT ACC'S EARNINGS.

Issuers of the fixed income maturities owned by ACC may default on principal and interest payments. As of December 31, 2009, 10.3% of ACC's invested assets had ratings below investment grade. Moreover, economic downturns and corporate malfeasance can increase the number of companies, including those with investment-grade ratings, that default on their debt obligations.

IF THE COUNTERPARTIES TO THE DERIVATIVE INSTRUMENTS ACC USES TO HEDGE CERTAIN CERTIFICATE LIABILITIES DEFAULT, ACC MAY BE EXPOSED TO RISKS IT HAD SOUGHT TO MITIGATE, WHICH COULD ADVERSELY AFFECT ACC'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ACC uses derivative instruments to hedge certain certificate liabilities. ACC enters into a variety of derivative instruments with a number of counterparties. If ACC's counterparties fail to honor their obligations under the derivative instruments, ACC's hedges of the related liabilities will be ineffective. That failure could have an adverse effect on ACC's financial condition and results of operations that could be material. This risk of failure of ACC's hedge transactions may be increased by capital market volatility.

SOME OF ACC'S INVESTMENTS ARE RELATIVELY ILLIQUID.

ACC invests a portion of its assets in privately placed fixed income securities and mortgage loans. Mortgage loans are relatively illiquid. ACC's investment manager periodically reviews ACC's private placement investments using adopted standards to categorize such investments as liquid or illiquid. As of December 31, 2009, mortgage loans and private placement fixed income securities that have been categorized as illiquid represented approximately 3.5% of the carrying value of ACC's investment portfolio. If ACC requires significant amounts of cash on short notice in excess of its normal cash requirements, ACC may have difficulty selling these investments in a timely manner or be forced to sell them for an amount less than it would otherwise have been able to realize, or both. Any inability to quickly dispose of illiquid investments could have an adverse effect on ACC's financial condition and results of operations.

THE DETERMINATION OF THE AMOUNT OF ALLOWANCES AND IMPAIRMENTS TAKEN ON CERTAIN INVESTMENTS IS SUBJECT TO MANAGEMENT'S EVALUATION AND JUDGMENT AND COULD MATERIALLY IMPACT ACC'S RESULTS OF OPERATIONS OR FINANCIAL POSITION.

The determination of the amount of allowances and impairments varies by investment type and is based upon ACC's periodic evaluation and assessment of inherent and known risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in allowances and impairments in operations as such evaluations are revised. Historical trends may not be indicative of future impairments or allowances.

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

Investment certificates may be purchased either with a lump-sum payment or by installment payments. Certificate product owners are entitled to receive, at maturity, a definite sum of money. Payments from certificate owners are credited to investment certificate reserves. Investment certificate reserves accumulate interest at specified percentage rates as declared by ACC. Reserves are also maintained for advance payments made by certificate owners, accrued interest thereon, and for additional credits in excess of minimum guaranteed rates and accrued interest thereon. On certificates allowing for the deduction of a surrender charge, the cash surrender values may be less than accumulated investment certificate reserves prior to maturity dates. Cash surrender values on certificates allowing for no surrender charge are equal to certificate reserves. The payment distribution, reserve accumulation rates, cash surrender values, reserve values and other matters are governed by the 1940 Act.

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

ACC'S AFFILIATED DISTRIBUTOR MAY BE UNABLE TO ATTRACT AND RETAIN FINANCIAL ADVISORS.

ACC is dependent on the branded financial advisors of its affiliated broker-dealer selling firm for all of the sales of its certificate products. A significant number of its branded financial advisors operate as independent contractors under a franchise agreement with its affiliated selling firm. There can be no assurance that ACC's affiliated selling firm will be successful in its efforts to recruit and retain new advisors to its network. If ACC's affiliated selling firm is unable to attract and retain quality financial advisors, fewer advisors would be available to sell ACC's certificate products and ACC's financial condition and results of operations could be materially adversely affected.

ACC'S BUSINESS IS REGULATED AND CHANGES IN LEGISLATION OR REGULATION MAY REDUCE ACC'S PROFITABILITY AND LIMIT ITS GROWTH.

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

A FAILURE TO PROPERLY MANAGE CONFLICTS OF INTEREST COULD ADVERSELY AFFECT ACC'S BUSINESS.

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

RISK MANAGEMENT POLICIES AND PROCEDURES MAY NOT BE FULLY EFFECTIVE IN IDENTIFYING OR MITIGATING RISK EXPOSURE IN ALL MARKET ENVIRONMENTS OR AGAINST ALL TYPES OF RISK, INCLUDING EMPLOYEE AND FINANCIAL ADVISOR MISCONDUCT.

ACC has devoted significant resources to develop ACC's risk management policies and procedures and will continue to do so in the future. Nonetheless, ACC's policies and procedures to identify, monitor and manage risks may not be fully effective in mitigating ACC's risk exposure in all market environments or against all types of risk. Many of ACC's methods of managing risk and exposures are based upon ACC's use of observed historical market behavior or statistics based on historical models. During periods of market volatility or due to unforeseen events, the historically derived correlations upon which these methods are based may not be valid. As a result, these methods may not accurately predict future exposures, which could be significantly greater than what ACC's models indicate. This could cause ACC to incur investment losses or cause ACC's hedging and other risk management strategies to be ineffective. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that are publicly available or otherwise accessible to ACC, which may not always be accurate, complete, up-to-date or properly evaluated.

Moreover, ACC is subject to the risks of errors and misconduct by ACC's employees and AFSI's financial advisors -- such as fraud, non-compliance with policies, recommending transactions that are not suitable, and improperly using or disclosing confidential information -- which is difficult to detect in advance and deter, and could harm ACC's business, results of operations or financial condition. ACC is further subject to the risk of nonperformance or inadequate performance of contractual obligations by third-party vendors of products and services that are used in ACC's businesses. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective in mitigating ACC's risk exposure in all market environments or against all types of risk. Insurance and other traditional risk-shifting tools may be held by or be available to ACC in order to manage certain exposures, but they are subject to terms such as deductibles, coinsurance, limits and policy exclusions, as well as risk of counterparty denial of coverage, default or insolvency.

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

Item omitted pursuant to General Instructions (I)(2)(c) of Form 10-K.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

All of ACC's outstanding common stock is owned by Ameriprise Financial. There is no established public trading market for ACC's common stock. Frequency and amount of capital transactions with Ameriprise Financial during the past two years were (in millions):


                                          DIVIDENDS/RETURNS         RECEIPT OF
                                         OF CAPITAL PAID TO        CAPITAL FROM
                                        AMERIPRISE FINANCIAL   AMERIPRISE FINANCIAL
                                        --------------------   --------------------
FOR THE YEAR ENDED DECEMBER 31, 2009:
   January 20, 2009                             $--                    $25
   February 27, 2009                             --                      5
   May 29, 2009                                  --                      5
   November 17, 2009                             60                     --
                                                ---                    ---
      Total                                     $60                    $35
                                                ===                    ===


                                          DIVIDENDS/RETURNS         RECEIPT OF
                                         OF CAPITAL PAID TO        CAPITAL FROM
                                        AMERIPRISE FINANCIAL   AMERIPRISE FINANCIAL
                                        --------------------   --------------------
FOR THE YEAR ENDED DECEMBER 31, 2008:
   April 30, 2008                               $--                    $15
   June 30, 2008                                 --                     20
   August 29, 2008                               --                     10
   September 30, 2008                            --                     30
   November 28, 2008                             --                      5
   December 31, 2008                             --                     35
                                                ---                    ----
      Total                                     $--                    $115
                                                ===                    ====

Restriction on ACC's present or future ability to pay dividends to Ameriprise
Financial:

Certain series of installment certificate products outstanding provide that cash dividends may be paid by ACC only in calendar years for which additional credits of at least one-half of 1% on such series of certificates have been authorized by ACC. This restriction has been satisfied for 2009 and 2008 by ACC's declaration of additional credits.

Appropriated retained earnings resulting from the pre-declaration of additional credits to ACC's certificate product owners are not available for the payment of dividends by ACC. In addition, ACC will discontinue issuance of certificates subject to the pre-declaration of additional credits and will make no further pre-declaration as to outstanding certificates if at any time the calculation of ACC's capital and unappropriated retained earnings should be less than 5% of net certificate reserves (certificate reserves less certificate loans).

ITEM 6. SELECTED FINANCIAL DATA

Item omitted pursuant to General Instructions (I)(2)(a) of Form 10-K.

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS

The following information should be read in conjunction with the accompanying audited financial statements and related notes included elsewhere in this report. The following discussion may contain forward-looking statements that reflect ACC's plans, estimates and beliefs. ACC's actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below under the heading "Forward-Looking Statements" and elsewhere in this report, particularly in "Item 1A-Risk Factors." Management's narrative analysis is presented pursuant to General Instructions I(2)(a) of Form 10-K in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

ACC's net income (loss) is derived primarily from the after-tax yield on investments and realized investment gains (losses), less investment expenses and interest credited on certificate reserve liabilities. Net income (loss) trends occur largely due to changes in returns on ACC's investment portfolio, from realization of investment gains (losses) and from changes in interest credited to certificate products. ACC follows U.S. generally accepted accounting principles ("GAAP").

In 2009, investment income increased $29.5 million, or 15%, compared to 2008. The increase in investment income was primarily driven by higher average invested asset levels compared to the prior year period.

Investment expenses in 2009 increased $1.4 million, or 4%, compared to 2008, primarily due to higher average investment balances compared to the prior year period as well as higher distribution fees as a result of rate promotions in early 2009.

In 2009, net provision for certificate reserves decreased $32.5 million, or 21%, compared to 2008, primarily due to a decrease in interest crediting rates.

Net realized gain on investments before income taxes was $3.3 million for 2009 compared to a net realized loss of $129.5 million for 2008. For the year ended December 31, 2009, net realized gains from sales of Available-for-Sale securities were $14.9 million and other-than-temporary impairments recognized in earnings were $10.0 million, which related primarily to credit losses on non-agency residential mortgage backed securities. For the year ended December 31, 2008, net realized losses from sales of Available-for-Sale securities were $4.5 million and other-than-temporary impairments recognized in earnings were $114.2 million, primarily related to credit losses on non-agency residential mortgage backed securities and corporate debt securities. Investment losses for the year ended December 31, 2008 also included an increase of $10.6 million to the allowance for loan losses on below investment grade syndicated bank loans.

The effective tax rate was 36.6% for the year ended December 31, 2009 compared to 33.9% for the year ended December 31, 2008.

FAIR VALUE MEASUREMENTS

ACC reports certain assets and liabilities at fair value; specifically derivatives, embedded derivatives, and most investments and cash equivalents. Fair value assumes the exchange of assets or liabilities occurs in orderly transactions. Companies are not permitted to use market prices that are the result of a forced liquidation or distressed sale. ACC includes actual market price or observable inputs in its fair value measurements to the extent available. Broker quotes are obtained when quotes from pricing services are not available. ACC validates prices obtained from third parties through a variety of means such as: price variance analysis, subsequent sales testing, stale price review, price comparison across pricing vendors and due diligence reviews of vendors.

Inactive Markets

Through ACC's own experience transacting in the marketplace and through discussions with its pricing vendors, ACC believes that the market for certain non-agency residential mortgage backed securities is inactive. Indicators of inactive markets include: pricing services' reliance on brokers or discounted cash flow analyses to provide prices, an increase in the disparity between prices provided by different pricing services for the same security, unreasonably large bid-offer spreads and a significant decrease in the volume of trades relative to historical levels. In certain cases, this market inactivity has resulted in ACC applying valuation techniques that rely more on an income approach (discounted cash flows using market rates) than on a market approach (prices from pricing services). ACC considers market observable yields for other asset classes it considers to be of similar risk which includes nonperformance and liquidity for individual securities to set the discount rate for applying the income approach to certain non-agency residential mortgage backed securities. The discount rates used for these securities at December 31, 2009 ranged from 11% to 22%.

Non-agency Residential Mortgage Backed Securities Backed by Subprime, Alt-A or Prime Collateral

Subprime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. Alt-A mortgage lending is the origination of residential mortgage loans to customers who have credit ratings above subprime but may not conform to government-sponsored standards. Prime mortgage lending is the origination of residential mortgage loans to customers with good credit profiles. ACC has exposure to these types of loans predominantly through mortgage backed and asset backed securities. The slowdown in the U.S. housing market, combined with relaxed underwriting standards by some originators, has led to higher delinquency and loss rates for some of these investments. Market conditions have increased the likelihood of other-than-temporary impairments for certain non-agency residential mortgage backed securities. As a part of ACC's risk management process, an internal rating system is used in conjunction with market data as the basis for analysis to assess the likelihood that ACC will not receive all contractual principal and interest payments for these investments. For the investments that are more at risk for impairment, ACC performs its own assessment of projected cash flows incorporating assumptions about default rates, prepayment speeds, loss severity, and geographic concentrations to determine if an other-than-temporary impairment should be recognized.

The following table presents as of December 31, 2009, ACC's non-agency residential mortgage backed and asset backed securities backed by subprime, Alt-A or prime mortgage loans by credit rating and vintage year (in thousands):

                  AAA                   AA                   A                  BBB              BB & BELOW             TOTAL
          -------------------  -------------------  ------------------  ------------------  -------------------  -------------------
          AMORTIZED    FAIR    AMORTIZED    FAIR    AMORTIZED    FAIR   AMORTIZED    FAIR   AMORTIZED    FAIR    AMORTIZED    FAIR
             COST      VALUE      COST      VALUE      COST     VALUE      COST     VALUE      COST      VALUE      COST      VALUE
          ---------  --------  ---------  --------  ---------  -------  ---------  -------  ---------  --------  ---------  --------
SUBPRIME
2003 &
   prior   $  1,692  $  1,317   $     --  $     --   $    --   $    --   $    --   $    --   $     --  $     --   $  1,692  $  1,317
   2004      11,241    10,727         --        --     6,889     6,769        --        --      9,600     6,472     27,730    23,968
   2005      13,161    12,883     39,696    40,218     4,591     4,553     1,303     1,140         --        --     58,751    58,794
   2006          --        --      2,557     2,450     6,244     6,047     4,882     4,600         --        --     13,683    13,097
   2007          --        --         --        --     6,313     6,240        --        --         --        --      6,313     6,240
   2008          --        --         --        --        --        --        --        --         --        --         --        --
   2009          --        --         --        --        --        --        --        --         --        --         --        --
Re-
Remic(1)         --        --         --        --        --        --    18,521    18,271         --        --     18,521    18,271
           --------  --------   --------  --------   -------   -------   -------   -------   --------  --------   --------  --------
Total
Subprime   $ 26,094  $ 24,927   $ 42,253  $ 42,668   $24,037   $23,609   $24,706   $24,011   $  9,600  $  6,472   $126,690  $121,687
           ========  ========   ========  ========   =======   =======   =======   =======   ========  ========   ========  ========
ALT-A
2003 &
   prior   $  5,961  $  5,452   $     --  $     --   $    --   $    --   $    --   $    --   $     --  $     --   $  5,961  $  5,452
   2004       5,595     5,125      2,834     1,771    21,126    15,347    10,885     5,319         --        --     40,440    27,562
   2005          --        --      5,857     3,980        --        --     7,564     5,023     85,714    53,111     99,135    62,114
   2006          --        --         --        --        --        --        --        --     38,349    28,065     38,349    28,065
   2007          --        --         --        --        --        --        --        --     56,301    32,601     56,301    32,601
   2008          --        --         --        --        --        --        --        --         --        --         --        --
   2009          --        --         --        --        --        --        --        --         --        --         --        --
           --------  --------   --------  --------   -------   -------   -------   -------   --------  --------   --------  --------
Total
   Alt-A   $ 11,556  $ 10,577   $  8,691  $  5,751   $21,126   $15,347   $18,449   $10,342   $180,364  $113,777   $240,186  $155,794
           ========  ========   ========  ========   =======   =======   =======   =======   ========  ========   ========  ========
PRIME
2003 &
   prior   $ 35,669  $ 35,265   $     --  $     --   $    --   $    --   $    --   $    --   $     --  $     --   $ 35,669  $ 35,265
   2004      30,126    29,317     46,126    39,129     5,762     4,356     6,484     3,108     18,649     7,567    107,147    83,477
   2005       3,996     3,462     22,452    18,496    11,142     9,716    41,292    32,586     43,000    35,690    121,882    99,950
   2006          --        --         --        --        --        --        --        --      4,145     3,257      4,145     3,257
   2007          --        --         --        --        --        --        --        --         --        --         --        --
   2008          --        --         --        --        --        --        --        --         --        --         --        --
   2009          --        --         --        --        --        --        --        --         --        --         --        --
Re-
Remic(1)    348,483   345,553         --        --        --        --        --        --         --        --    348,483   345,553
           --------  --------   --------  --------   -------   -------   -------   -------   --------  --------   --------  --------
Total
   Prime   $418,274  $413,597   $ 68,578  $ 57,625   $16,904   $14,072   $47,776   $35,694   $ 65,794  $ 46,514   $617,326  $567,502
           ========  ========   ========  ========   =======   =======   =======   =======   ========  ========   ========  ========
GRAND
   TOTAL   $455,924  $449,101   $119,522  $106,044   $62,067   $53,028   $90,931   $70,047   $255,758  $166,763   $984,202  $844,983
           ========  ========   ========  ========   =======   =======   =======   =======   ========  ========   ========  ========

(1) Re-Remics of mortgage backed securities are prior vintages with cash flows structured into senior and subordinated bonds. Credit enhancement on senior bonds is increased through the Re-Remic process. ACC did not have any exposure to subordinate tranches as of December 31, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

For information regarding recent accounting pronouncements and their expected impact on ACC's future results of operations or financial condition, see Note 1 to ACC's financial statements. Also see Note 1 for significant accounting policies.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that reflect management's plans, estimates and beliefs. Actual results could differ materially from those described in these forward-looking statements. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "may," "should," "could," "would," "likely," "forecast," "on pace," "project" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in "Item 1A-Risk Factors" and elsewhere in this Annual Report on Form 10-K. ACC's future financial condition and results of operations, as well as any forward-looking statements contained in this report, are made only as of the date hereof. ACC undertakes no obligation to update or revise any forward-looking statements.

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

To evaluate interest rate and equity price risk, ACC performs sensitivity testing which measures the impact on pretax income from the sources listed below for a 12 month period following a hypothetical 100 basis point increase in interest rates and a hypothetical 10% decline in equity prices. The interest rate risk test assumes a sudden 100 basis point parallel shift in the yield curve, with rates then staying at those levels for the next 12 months. The equity price risk test assumes a sudden 10% drop in equity prices, with equity prices then staying at those levels for the next 12 months. In estimating the values of stock market certificates, ACC assumes no change in implied market volatility despite the 10% drop in equity prices.

The following table presents ACC's estimate of the pretax impact of these hypothetical market moves, net of hedging, as of December 31, 2009:

                                                         INTEREST RATE EXPOSURE TO PRETAX INCOME
                                                     -----------------------------------------------
INTEREST RATE INCREASE 100 BASIS POINTS              BEFORE HEDGE IMPACT   HEDGE IMPACT   NET IMPACT
---------------------------------------              -------------------   ------------   ----------
                                                                      (IN THOUSANDS)
Flexible Savings and other fixed rate certificates         $(5,456)             N/A         $(5,456)

                                                          EQUITY PRICE EXPOSURE TO PRETAX INCOME
                                                     -----------------------------------------------
EQUITY PRICE DECLINE 10%                             BEFORE HEDGE IMPACT   HEDGE IMPACT   NET IMPACT
------------------------                             -------------------   ------------   ----------
                                                                      (IN THOUSANDS)
Stock market certificates                                   $3,827            $(3,827)        $--

N/A  Not Applicable.

At December 31, 2009, aggregating ACC's exposure from all sources of interest rate risk, ACC estimates a negative impact of $5.5 million on pretax income for the 12 month period if, hypothetically, interest rates had increased by 100 basis points and remained at that level for 12 months. This compares with an estimate of a positive impact of $2.1 million for 12 months following a hypothetical 100 basis point increase in interest rates at December 31, 2008.

At December 31, 2009, aggregating ACC's exposure from all sources of equity price risk, net of financial derivatives hedging that exposure detailed below, ACC estimates no impact on pretax income for the 12 month period if, hypothetically, equity markets had declined by 10% and remained at that level for 12 months. This compares with an estimate of no impact at December 31, 2008 for 12 months following a hypothetical 10% drop in equity markets.

Actual results could differ materially from those illustrated above as they are based on a number of estimates and assumptions. These include assuming that implied market volatility does not change when equity values fall by 10%, the composition of invested assets and liabilities does not change in the 12 month period following the hypothetical market decline and that the 100 basis point increase in interest rates is a parallel shift in the yield curve. Furthermore, ACC has not tried to anticipate changes in client preferences for different types of assets or other changes in client behavior, nor has ACC tried to anticipate actions management might take to increase revenues or reduce expenses in these scenarios.

The selection of a 100 basis point interest rate increase and a 10% equity market decline should not be construed as a prediction of future market events. Impacts of larger or smaller changes in interest rates or equity prices may not be proportional to those shown for a 100 basis point increase in interest rates or a 10% decline in equity prices.

FLEXIBLE SAVINGS AND OTHER FIXED RATE CERTIFICATES

ACC has interest rate risk from its Flexible Savings and other fixed rate certificates. These products are investment certificates generally ranging in amounts from $1,000 to $1 million with terms ranging from three to thirty-six months. ACC guarantees an interest rate to the holders of these products. Payments collected from clients are primarily invested in fixed rate securities to fund the client credited rate with the spread between the rate earned from investments and the rate credited to clients recorded as earned income. Client liabilities and investment assets generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients generally reset at shorter intervals than the yield on underlying investments. This exposure is not currently hedged although ACC monitors its investment strategy and makes modifications based on changing liabilities and the expected rate environment. ACC had $3.2 billion in reserves included in certificate reserves on the Balance Sheet at December 31, 2009 to cover the liabilities associated with these products.

STOCK MARKET CERTIFICATES

ACC has equity price risk from its stock market certificates. Stock market certificates are purchased for amounts generally from $1,000 to $1 million for terms of fifty-two weeks which can be extended to a maximum of twenty years. For each term the certificate holder can choose to participate 100% in any percentage increase in the S&P 500 Index up to a maximum return or choose partial participation in any increase in the S&P 500 Index plus a fixed rate of interest guaranteed in advance. If partial participation is selected, the total of equity-linked return and guaranteed rate of interest cannot exceed the maximum return. Reserves for the stock market certificates of $878 million were included in certificate reserves on ACC's Balance Sheet at December 31, 2009.

Equity Price Risk - Stock Market Certificates

The equity-linked return to investors creates equity price risk exposure. ACC seeks to minimize this exposure with purchased futures and call spreads that replicate what ACC must credit to client accounts.

Interest Rate Risk - Stock Market Certificates

Stock market certificates have interest rate risk as changes in interest rates affect the fair value of the payout to be made to the certificate holder. This risk continues to be fully hedged.

Credit Risk

ACC is exposed to credit risk within its investment portfolio, including its loan portfolio, and through derivative counterparties. Credit risk relates to the uncertainty of an obligor's continued ability to make timely payments in accordance with the contractual terms of the instrument or contract. ACC considers its total potential credit exposure to each counterparty and its affiliates to ensure compliance with pre-established credit guidelines at the time it enters into a transaction which would potentially increase ACC's credit risk. These guidelines and oversight of credit risk are managed through ACC's comprehensive enterprise risk management program that includes members of senior management.

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

ACC manages its credit risk related to over-the-counter derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master netting arrangements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. Generally, ACC's current credit exposure on over-the-counter derivative contracts is limited to a derivative counterparty's net positive fair value of derivative contracts after taking into consideration the existence of netting arrangements and any collateral received. This exposure is monitored and managed to an acceptable threshold level.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Schedules on page F-1 hereof.

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

ACC's management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC's Chief Executive Officer and Chief Financial Officer have concluded that ACC's disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2009.

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

Item omitted pursuant to General Instructions (I)(2)(c) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

Item omitted pursuant to General Instructions (I)(2)(c) of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board of Directors of ACC, at the recommendation of its Audit Committee, has appointed Ernst & Young LLP ("Ernst & Young") as independent registered public accountants to audit the financial statements of ACC for the years ended December 31, 2009 and 2008.

AUDIT FEES

The aggregate fees billed or to be billed by Ernst & Young for each of the last two years for professional services rendered for the audit of ACC's annual Financial Statements and services that were provided in connection with statutory and regulatory filings were $149,000 for both 2009 and 2008.

AUDIT-RELATED FEES

ACC was not billed by Ernst & Young for any fees for audit-related services for 2009 or 2008.

TAX FEES

ACC was not billed by Ernst & Young for any tax fees for 2009 or 2008.

ALL OTHER FEES

ACC was not billed by Ernst & Young for any other fees for 2009 or 2008.

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

In 2009 and 2008, 100% of the services provided by Ernst & Young for ACC were pre-approved by the Audit Committee of Ameriprise Financial.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a)  1. Financial Statements:

          See Index to Financial Statements and Schedules on page F-1 hereof.

          2. Financial Statement Schedules:

          See Index to Financial Statements and Schedules on page F-1 hereof.

          3. Exhibits:

          See Exhibit Index on page E-1 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT     AMERIPRISE CERTIFICATE COMPANY


BY             /s/ William F. Truscott
               --------------------------------------------
NAME AND TITLE William F. Truscott, Director, President and
               Chief Executive Officer
               (Principal Executive Officer)
DATE           February 23, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.


BY             /s/ William F. Truscott
               --------------------------------------------
NAME AND TITLE William F. Truscott, Director, President and
               Chief Executive Officer
               (Principal Executive Officer)
DATE           February 23, 2010


BY             /s/ Ross P. Palacios
               --------------------------------------------
NAME AND TITLE Ross P. Palacios, Vice President and Chief
               Financial Officer
               (Principal Financial Officer)
DATE           February 23, 2010


BY             /s/ David K. Stewart
               --------------------------------------------
NAME AND TITLE David K. Stewart, Vice President, Controller
               and Chief Accounting Officer
               (Principal Accounting Officer)
DATE           February 23, 2010


BY             /s/ Rodney P. Burwell*
               --------------------------------------------
NAME AND TITLE Rodney P. Burwell, Director
DATE           February 23, 2010


BY             /s/ Jean B. Keffeler*
               --------------------------------------------
NAME AND TITLE Jean B. Keffeler, Director
DATE           February 23, 2010


BY             /s/ Karen M. Bohn*
               --------------------------------------------
NAME AND TITLE Karen M. Bohn, Director
DATE           February 23, 2010


*By /s/ William F. Truscott
    --------------------------------
Name: William F. Truscott

Executed by William F. Truscott on behalf of those indicated pursuant to a Power of Attorney, dated February 24, 2009, filed electronically on or about March 3, 2009 as Exhibit 24(a) to Registrant's Form 10-K.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

FINANCIAL STATEMENTS:

Part I. Financial Information:
Item 1. Financial Statements
        Report of Independent Registered Public Accounting Firm...............   F-2
        Statements of Operations - Years ended December 31, 2009, 2008 and
           2007...............................................................   F-3
        Balance Sheets - December 31, 2009 and 2008...........................   F-4
        Statements of Cash Flows - Years ended December 31, 2009, 2008 and
           2007...............................................................   F-6
        Statements of Shareholder's Equity - Years ended December 31, 2009,
           2008 and 2007......................................................   F-7
        Notes to Financial Statements.........................................   F-8
Part II.
SCHEDULE NO.:
        Financial Schedules:
I       Investments in Securities of Unaffiliated Issuers, December 31,
           2009..............................................................   F-27
II      Investments in and Advances to Affiliates and Income thereon,
           December 31, 2009, 2008 and 2007..................................   F-39
III     Mortgage Loans on Real Estate and Interest earned on Mortgages,
           Year ended December 31, 2009......................................   F-40
V       Qualified Assets on Deposit, December 31, 2009.......................   F-42
VI      Certificate Reserves, Year ended December 31, 2009...................   F-43
VII     Valuation and Qualifying Accounts, Years ended December 31, 2009,
           2008 and 2007.....................................................   F-55

All other Schedules required by Article 6 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder of Ameriprise Certificate Company

We have audited the accompanying balance sheets of Ameriprise Certificate Company, (a wholly owned subsidiary of Ameriprise Financial, Inc.) (the Company) as of December 31, 2009 and 2008, and the related statements of operations, shareholder equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2009 and 2008, by correspondence with the custodian. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ameriprise Certificate Company at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2009 the Company adopted new accounting guidance related to the recognition and presentation of other-than-temporary impairments. Also, in 2007 the Company adopted new guidance related to the accounting for uncertainty in income taxes.


/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 23, 2010

                         AMERIPRISE CERTIFICATE COMPANY

                            STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

                                                                             YEARS ENDED DECEMBER 31,
                                                                         -------------------------------
                                                                           2009        2008        2007
                                                                         --------   ---------   --------
                                                                                  (IN THOUSANDS)
INVESTMENT INCOME
Interest income from unaffiliated investments:
   Available-for-Sale securities                                         $202,943   $ 169,827   $182,109
   Below investment grade syndicated bank loans and commercial
      mortgage loans                                                       17,415      22,296     25,497
   Trading securities                                                       1,062          11         --
   Certificate loans                                                          309         382        467
Dividends                                                                   1,249       1,371      1,541
Other                                                                         826         401      2,380
                                                                         --------   ---------   --------
      Total investment income                                             223,804     194,288    211,994
                                                                         --------   ---------   --------

INVESTMENT EXPENSES
Ameriprise Financial and affiliated company fees:
   Distribution                                                            19,651      18,261     18,148
   Investment advisory and services                                        10,927       9,569      9,880
   Transfer agent                                                           5,978       5,967      6,422
   Depository                                                                 117         343        328
Other                                                                         335       1,505      1,171
                                                                         --------   ---------   --------
      Total investment expenses                                            37,008      35,645     35,949
                                                                         --------   ---------   --------

NET INVESTMENT INCOME BEFORE PROVISION FOR
   CERTIFICATE RESERVES AND INCOME TAX EXPENSE (BENEFIT)                  186,796     158,643    176,045
                                                                         --------   ---------   --------
PROVISION FOR CERTIFICATE RESERVES
According to the terms of the certificates:
   Provision for certificate reserves                                       2,713       4,578      6,228
   Interest on additional credits                                             127         152        182
   Interest on advance payments                                                 4           6          9
Additional credits/interest authorized by ACC                             120,010     150,728    171,122
                                                                         --------   ---------   --------
Total provision for certificate reserves before reserve recoveries        122,854     155,464    177,541
Reserve recoveries from terminations prior to maturity                     (1,382)     (1,522)    (1,352)
                                                                         --------   ---------   --------
Net provision for certificate reserves                                    121,472     153,942    176,189
                                                                         --------   ---------   --------

NET INVESTMENT INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)           65,324       4,701       (144)
Income tax expense (benefit)                                               23,989       2,974       (902)
                                                                         --------   ---------   --------
Net investment income                                                      41,335       1,727        758
                                                                         --------   ---------   --------

NET REALIZED GAIN (LOSS) ON INVESTMENTS
Securities of unaffiliated issuers before income tax expense (benefit)      3,259    (129,532)       872
Income tax expense (benefit)                                                1,141     (45,336)       305
                                                                         --------   ---------   --------
Net realized gain (loss) on investments                                     2,118     (84,196)       567
                                                                         --------   ---------   --------
NET INCOME (LOSS)                                                        $ 43,453   $ (82,469)  $  1,325
                                                                         ========   =========   ========
Supplemental Disclosures:
Net realized investment gains before income taxes:
   Net realized investment gains before income taxes and impairment
      losses on securities                                               $ 13,245
                                                                         --------
   Total other-than-temporary impairment losses on securities              (8,412)
   Portion of loss recognized in other comprehensive income                (1,574)
                                                                         --------
   Net impairment losses recognized in net realized investment
      gains before income taxes                                            (9,986)
                                                                         --------
Total net realized investment gains before income taxes                  $  3,259
                                                                         ========

See Notes to Financial Statements.

                         AMERIPRISE CERTIFICATE COMPANY

                                 BALANCE SHEETS
                           DECEMBER 31, 2009 AND 2008

                                                                            2009         2008
                                                                         ----------   ----------
                                                                          (IN THOUSANDS, EXCEPT
                                                                               SHARE DATA)
ASSETS
QUALIFIED ASSETS
Investments in unaffiliated issuers:
   Cash equivalents                                                      $  309,183   $1,164,484
   Available-for-Sale:
      Fixed maturities, at fair value (amortized cost: 2009,
         $3,697,972; 2008, $3,501,504)                                    3,627,993    3,275,480
      Common and preferred stocks, at fair value (cost: 2009,
         $19,646; 2008,519,612)                                              15,765       10,923
   Below investment grade syndicated bank loans and commercial mortgage loans, at cost (less allowance for loan losses: 2009,
      $15,602; 2008, $15,440)                                               309,459      357,863
   Trading securities                                                            --       16,618
   Certificate loans -- secured by certificate reserves                       5,136        6,601
   Real estate owned                                                          2,087           --
                                                                         ----------   ----------
      Total investments                                                   4,269,623    4,831,969
                                                                         ----------   ----------
Receivables:
Dividends and interest                                                       27,873       34,247
Investment securities sold                                                   11,757        5,232
                                                                         ----------   ----------
      Total receivables                                                      39,630       39,479
                                                                         ----------   ----------
Equity index options, purchased                                             166,392       23,693
                                                                         ----------   ----------
      Total qualified assets                                              4,475,645    4,895,141
                                                                         ----------   ----------

OTHER ASSETS
Deferred taxes, net                                                          70,793      136,172
Current taxes receivable from parent                                             62        9,578
Due from related party                                                           --        2,848
                                                                         ----------   ----------
      Total other assets                                                     70,855      148,598
                                                                         ----------   ----------
         Total assets                                                    $4,546,500   $5,043,739
                                                                         ==========   ==========

See Notes to Financial Statements.

                         AMERIPRISE CERTIFICATE COMPANY

                           DECEMBER 31, 2009 AND 2008

                                                                            2009         2008
                                                                         ----------   ----------
                                                                          (IN THOUSANDS, EXCEPT
                                                                               SHARE DATA)
LIABILITIES AND SHAREHOLDER'S EQUITY
LIABILITIES
Certificate reserves
   Installment certificates:
      Reserves to mature                                                 $   40,650   $   48,284
      Additional credits and accrued interest                                   827        1,137
      Advance payments and accrued interest                                     124          137
   Fully paid certificates:
      Reserves to mature                                                  4,040,909    4,830,417
      Additional credits and accrued interest                                25,631        5,513
      Due to unlocated certificate holders                                      131          101
                                                                         ----------   ----------
Total certificate reserves                                                4,108,272    4,885,589
                                                                         ----------   ----------
Accounts payable and accrued liabilities:
   Due to related party                                                         208        4,241
   Current taxes payable to parent                                           18,117        3,205
   Payable for investment securities purchased                                1,207       26,332
   Equity index options, written                                            140,996       18,681
   Other liabilities                                                         32,502       15,186
                                                                         ----------   ----------
Total accounts payable and accrued liabilities                              193,030       67,645
                                                                         ----------   ----------
      Total liabilities                                                   4,301,302    4,953,234
                                                                         ----------   ----------

SHAREHOLDER'S EQUITY
Common shares ($10 par value, 150,000 shares authorized and issued)           1,500        1,500
Additional paid-in capital                                                  297,964      322,964
Accumulated deficit:
   Appropriated for pre-declared additional credits and interest                 --           50
   Appropriated for additional interest on advance payments                      15           15
   Unappropriated                                                            (6,373)     (81,570)
Accumulated other comprehensive loss -- net of tax                          (47,908)    (152,454)
                                                                         ----------   ----------
      Total shareholder's equity                                            245,198       90,505
                                                                         ----------   ----------
         Total liabilities and shareholder's equity                      $4,546,500   $5,043,739
                                                                         ==========   ==========

See Notes to Financial Statements.

                         AMERIPRISE CERTIFICATE COMPANY

                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

                                                                             2009          2008          2007
                                                                         -----------   -----------   -----------
                                                                                             (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                        $    43,453   $   (82,469)  $     1,325
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Interest added to certificate loans                                          (203)         (243)         (312)
   Amortization of premiums, acccretion of discounts, net                     (8,843)        6,658         9,301
   Deferred taxes, net                                                        (7,995)      (33,146)       22,823
   Net realized (gain) loss on Available-for-Sale investments                 (4,409)      118,935           828
   Provision for loan loss                                                       161        10,604        (1,700)
Changes in other operating assets and liabilities:
   Trading securities, net                                                    16,618       (16,618)           --
   Dividends and interest receivable                                           6,378        (7,672)        6,144
   Certificate reserves, net                                                  19,198         3,043        (9,328)
   Due to (from) parent for income taxes                                      24,428       (21,283)      (20,336)
   Derivatives, net                                                          (20,384)       26,767        16,233
   Derivatives collateral, net                                                15,556        (7,625)        7,625
Other, net                                                                     3,792         4,631       (31,888)
                                                                         -----------   -----------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     87,750         1,582           715
                                                                         -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Available-for-Sale securities:
   Sales                                                                     250,119        45,152       209,956
   Maturities and redemptions                                              1,870,983     1,051,474       727,996
   Purchases                                                              (2,289,270)   (1,246,655)      (92,728)
Below investment grade syndicated bank loans and commercial mortgage loans:
   Sales                                                                       1,405         1,350         6,260
   Maturities and redemptions                                                 45,076        79,937       129,427
   Purchases                                                                    (229)     (109,030)      (68,016)
Certificate loans:
   Payments                                                                      929           790           984
   Fundings                                                                     (549)         (573)         (990)
                                                                         -----------   -----------   -----------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                         (121,536)     (177,555)      912,889
                                                                         -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments from certificate owners                                           2,298,416     2,720,716       820,521
Certificate maturities and cash surrenders                                (3,094,931)   (1,571,338)   (1,762,293)
Capital contribution from parent                                              35,000       115,000            --
Dividend/return of capital to parent                                         (60,000)           --       (70,000)
                                                                         -----------   -----------   -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                         (821,515)    1,264,378    (1,011,772)
                                                                         -----------   -----------   -----------
NET (DECREASE) INCREASE IN CASH EQUIVALENTS                                 (855,301)    1,088,405       (98,168)
Cash equivalents at beginning of year                                      1,164,484        76,079       174,247
                                                                         -----------   -----------   -----------
CASH EQUIVALENTS AT END OF YEAR                                          $   309,183   $ 1,164,484   $    76,079
                                                                         ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURES INCLUDING NON-CASH TRANSACTIONS:
Cash paid (received) for income taxes                                    $     8,518   $   (14,524)  $   (14,306)
Certificate maturities and surrenders through loan reductions                  1,288         1,348         1,921

See Notes to Financial Statements.

                         AMERIPRISE CERTIFICATE COMPANY

                       STATEMENTS OF SHAREHOLDER'S EQUITY
                  YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

                                                                                  RETAINED EARNINGS
                                                                                (ACCUMULATED DEFICIT)
                                                                         ----------------------------------
                                                                         APPROPRIATED APPROPRIATED
                                                                              FOR          FOR              ACCUMULATED
                                                                         PRE-DECLARED  ADDITIONAL           OTHER COMPRE
                                            NUMBER OF         ADDITIONAL  ADDITIONAL   INTEREST ON            -HENSIVE
                                           OUTSTANDING COMMON   PAID-IN   CREDITS AND    ADVANCE    UNAPPRO    LOSS -
                                              SHARES   SHARES   CAPITAL    INTEREST     PAYMENTS   -PRIATED  NET OF TAX    TOTAL
                                           ----------- ------ ---------- ------------ ------------ -------- ------------ ---------
                                                               (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE AT JANUARY 1, 2007                   150,000   $1,500  $274,115    $ 3,473        $15      $     --  $ (49,592)  $ 229,511
Comprehensive income:
    Net income                                    --       --        --         --         --         1,325         --       1,325
   Other comprehensive
    income, net of tax                            --       --        --         --         --            --     15,788      15,788
                                                                                                                         ---------
Total comprehensive income                                                                                                  17,113
Transfer to unappropriated/
   from appropriated                              --       --        --     (2,524)        --         2,524         --          --
Dividend/return of capital to parent              --       --   (66,151)        --         --        (3,849)        --     (70,000)
                                             -------   ------  --------    -------        ---      --------  ---------   ---------
BALANCE AT DECEMBER 31, 2007                 150,000    1,500   207,964        949         15            --    (33,804)    176,624
Comprehensive income:
   Net loss                                       --       --        --         --         --       (82,469)        --     (82,469)
   Other comprehensive
      loss, net of tax                            --       --        --         --         --            --   (118,650)   (118,650)
                                                                                                                         ---------
Total comprehensive loss                                                                                                  (201,119)
Transfer to unappropriated/
   from appropriated                              --       --        --       (899)        --           899         --          --
Receipt of capital from parent                    --       --   115,000         --         --            --         --     115,000
                                             -------   ------  --------    -------        ---      --------  ---------   ---------
BALANCE AT DECEMBER 31, 2008                 150,000    1,500   322,964         50         15       (81,570)  (152,454)     90,505
Change in accounting principle,
   net of tax                                     --       --        --         --         --        31,694    (31,694)         --
Comprehensive income:
    Net income                                    --       --        --         --         --        43,453         --      43,453
   Other comprehensive
    income, net of tax:
      Change in net unrealized
    securities losses                             --       --        --         --         --            --    136,100     136,100
      Change in noncredit related
         impairments on securities and
         net unrealized securities losses
         on previously impaired securities        --       --        --         --         --            --        140         140
                                                                                                                         ---------
Total comprehensive income                                                                                                 179,693
Transfer to unappropriated/
   from appropriated                              --       --        --        (50)        --            50         --          --
Dividend/return of capital to parent              --       --   (60,000)        --         --            --         --     (60,000)
Receipt of capital from parent                    --       --    35,000         --         --            --         --      35,000
                                             -------   ------  --------    -------        ---      --------  ---------   ---------
BALANCE AT DECEMBER 31, 2009                 150,000   $1,500  $297,964    $    --        $15      $ (6,373) $ (47,908)  $ 245,198
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

As of December 31, 2009, ACC offered four different certificate products to the public. ACC is impacted by significant changes in interest rates as interest crediting rates on certificate products generally reset at shorter intervals than the change in the yield on ACC's investment portfolio. The specified maturities of most of ACC's certificate products range from ten to twenty years. Within that maturity period, most certificates have interest crediting rate terms ranging from three to thirty-six months. Interest crediting rates are subject to change and certificate product owners can surrender their certificates without penalty at term end. In addition, two types of certificate products have interest tied, in whole or in part, to a broad-based stock market index. All of the certificates are available as qualified investments for Individual Retirement Accounts, 401(k) plans and other qualified retirement plans.

ACC evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through February 23, 2010, the date the financial statements were issued.

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

AVAILABLE-FOR-SALE SECURITIES

Available-for-Sale securities are carried at fair value with unrealized gains (losses) recorded in accumulated other comprehensive income (loss), net of income tax provision (benefit). Gains and losses are recognized in the consolidated results of operations upon disposition of the securities.

Effective January 1, 2009, ACC early adopted an accounting standard that significantly changed ACC's accounting policy regarding the timing and amount of other-than-temporary impairments for Available-for-Sale securities as follows. When the fair value of an investment is less than its amortized cost, ACC assesses whether or not (i) it has the intent to sell the security (made a decision to sell) or (ii) it is more likely than not that ACC will be required to sell the security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment is considered to have occurred and ACC must recognize an other-than-temporary impairment for the difference between the investment's amortized cost basis and its fair value through earnings. For securities that do not meet the above criteria, and ACC does not expect to recover a security's amortized cost basis, the security is also considered other-than-temporarily impaired. For these securities, ACC separates the total impairment into the credit loss component and the amount of the loss related to other factors. The amount of the total other-than-temporary impairments related to credit loss is recognized in earnings. The amount of the total other-than-temporary impairments related to other factors is recognized in other comprehensive income (loss), net of income taxes. For Available-for-Sale securities that have recognized an other-than-temporary impairment through earnings, if through subsequent evaluation there is a significant increase in the cash flow expected, the difference between the amortized cost basis and the cash flows expected to be collected is accreted as interest income. Subsequent increases and decreases in the fair value of Available-for-Sale securities are included in other comprehensive income (loss). ACC's Statements of Shareholder's Equity present all changes in other comprehensive income (loss) associated with Available-for-Sale securities that have been other-than-temporarily impaired on a separate line from fair value changes recorded in other comprehensive income
(loss) from all other securities.

ACC provides a supplemental disclosure on the face of its Statements of Operations that presents (i) total other-than-temporary impairment losses recognized during the period and (ii) the portion of other-than-temporary impairment losses recognized in other comprehensive income (loss). The sum of these amounts represents the credit-related portion of other-than-temporary impairments that were recognized in earnings during the period. The portion of other-than-temporary losses recognized in other comprehensive income (loss) includes: (i) the portion of other-than-temporary impairment losses related to factors other than credit recognized during the period and (ii) reclassifications of other-than-temporary impairment losses previously determined to be related to factors other than credit that are determined to be credit-related in the current period. The amount presented on the Statements of Operations as the portion of other-than-temporary losses recognized in other comprehensive income (loss) excludes subsequent increases and decreases in the fair value of these securities.

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

For structured investments (e.g., residential mortgage backed securities, commercial mortgage backed securities, asset backed securities and other structured investments), ACC also considers factors such as overall deal structure and its position within the structure, quality of underlying collateral, delinquencies and defaults, loss severities, recoveries, prepayments and cumulative loss projections in assessing potential other-than-temporary impairments of these investments. Based upon these factors, securities that have indicators of potential other-than-temporary impairment are subject to detailed review by management. Securities for which declines are considered temporary continue to be carefully monitored by management. For the year ended December 31, 2009, certain non-agency residential mortgage backed securities were deemed other-than-temporarily impaired. Generally, the credit loss component for the non-agency residential mortgage backed securities is determined as the amount the amortized cost basis exceeds the present value of the projected cash flows expected to be collected. Significant inputs considered in these projections are consistent with the factors considered in assessing potential other-than-temporary impairment for these investments. Current contractual interest rates considered in these cash flow projections are used to calculate the discount rate used to determine the present value of the expected cash flows.

BELOW INVESTMENT GRADE SYNDICATED BANK LOANS AND COMMERCIAL MORTGAGE LOANS

Below investment grade syndicated bank loans reflect amortized cost less allowance for loan losses. Commercial mortgage loans reflect principal amounts outstanding less allowance for loan losses. The allowance for loan losses is primarily based on ACC's past loan loss experience, known and inherent risks in the portfolio, composition of the loan portfolio, current economic conditions, and other relevant factors. Loans in this portfolio are generally smaller balance and homogeneous in nature and accordingly ACC follows accounting guidance on contingencies when establishing necessary reserves for losses inherent in the portfolio. For larger balance or restructured loans that are collateral dependent the allowance is based on the fair value of collateral. Management regularly evaluates the adequacy of the allowance for loan losses and believes it is adequate to absorb estimated losses in the portfolio.

ACC generally stops accruing interest on mortgage loans on real estate for which interest payments are delinquent more than three months. Based on management's judgment as to the ultimate collectability of principal, interest payments received are either recognized as income or applied to the recorded investment in the loan.

TRADING SECURITIES

Trading securities include trading bonds. Trading securities are carried at fair value with unrealized and realized gains (losses) recorded within net realized gain (loss) on investments.

REAL ESTATE OWNED

On December 12, 2009 ACC acquired a parcel of real estate through foreclosure and took physical possession of the real estate collateral. ACC recorded the underlying collateral as its own real estate, referred to as real estate owned ("REO"). This REO is recorded at fair value less cost to sell on ACC's Balance Sheet for the year ended December 31, 2009 and is classified as held-for-sale.

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

DERIVATIVES AND HEDGING ACTIVITIES

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

ACC's policy is to not offset fair value amounts recognized for derivatives and collateral arrangements executed with the same counterparty under the same master netting arrangement.

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

RECENT ACCOUNTING PRONOUNCEMENTS

ADOPTION OF NEW ACCOUNTING STANDARDS

Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)

In September 2009, the Financial Accounting Standards Board ("FASB") updated the accounting standards to allow for net asset value ("NAV") to be used as a practical expedient in estimating the fair value of alternative investments without readily determinable fair values. The standard also requires additional disclosure by major category of investment related to restrictions on the investor's ability to redeem the investment as of the measurement date, unfunded commitments and the investment strategies of the investees. The disclosures are required for all investments within the scope of the standard regardless of whether the fair value of the investment is measured using the NAV or another method. The standard is effective for interim and annual periods ending after December 15, 2009, with early adoption permitted. ACC adopted the standard in the fourth quarter of 2009. The adoption did not have a material effect on ACC's results of operations and financial condition.

Measuring Liabilities at Fair Value

In August 2009, the FASB updated the accounting standards to provide additional guidance on estimating the fair value of a liability. The standard is effective for the first reporting period, including interim periods, beginning after issuance. ACC adopted the standard in the fourth quarter of 2009. The adoption did not have a material effect on ACC's results of operations and financial condition.

The Hierarchy of GAAP

In June 2009, the FASB established the FASB Accounting Standards CodificationTM ("Codification") as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with GAAP. The Codification supersedes existing nongrandfathered, non-SEC accounting and reporting standards. The Codification did not change GAAP but rather organized it into a hierarchy where all guidance within the Codification carries an equal level of authority. The Codification became effective on July 1, 2009. The Codification did not have a material effect on ACC's results of operations and financial condition.

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

Recognition and Presentation of Other-Than-Temporary Impairment

In April 2009, the FASB updated the accounting standards for the recognition and presentation of other-than-temporary impairments. The standard amends existing guidance on other-than-temporary impairments for debt securities and requires that the credit portion of other-than-temporary impairments be recorded in earnings and the noncredit portion of losses be recorded in other comprehensive income (loss) when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to recovery of its cost basis. The standard requires separate presentation of both the credit and noncredit portions of other-than-temporary impairments on the financial statements and additional disclosures. This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. At the date of adoption, the portion of previously recognized other-than-temporary impairments that represent the noncredit related loss component shall be recognized as a cumulative effect of adoption with an adjustment to the opening balance of accumulated deficit with a corresponding adjustment to accumulated other comprehensive loss. ACC adopted the standard in the first quarter of 2009 and recorded a cumulative effect decrease to the opening balance of accumulated deficit of $32 million, net of income taxes, and a corresponding increase to accumulated other comprehensive loss, net of income taxes. See Note 3 for the required disclosures.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB updated the accounting standards for disclosures about derivative instruments and hedging activities. The standard intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about their impact on an entity's financial position, financial performance, and cash flows. The standard requires disclosures regarding the objectives for using derivative instruments, the fair value of derivative instruments and their related gains and losses, and the accounting for derivatives and related hedged items. The standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. ACC applied the new disclosure requirements in the first quarter of 2009. See Note 10 for the required disclosures.

Uncertainty in Income Taxes

In June 2006, the FASB updated the accounting standards related to uncertainty in income taxes. The standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. ACC adopted the standard as of January 1, 2007. The adoption did not have a material effect on ACC's results of operations and financial condition.

FUTURE ADOPTION OF NEW ACCOUNTING STANDARDS

Fair Value

In January 2010, the FASB updated the accounting standards related to disclosure about fair value measurements. The standard expands the current disclosure requirements to include additional detail about significant transfers between Levels 1 and 2 within the fair value hierarchy and presenting activity in the rollforward of Level 3 activity on a gross basis. The standard also clarifies existing disclosure requirements related to the level of disaggregation to be used for assets and liabilities as well as disclosures about the inputs and valuation techniques used to measure fair value. The standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure requirements related to the Level 3 rollforward, which are effective for interim and annual periods beginning after December 15, 2010. ACC will adopt the standard in the first quarter of 2010 except for the additional disclosures related to the Level 3 rollforward, which ACC will adopt in the first quarter of 2011. The adoption of the standard will not impact ACC's results of operations and financial condition.

2. DEPOSIT OF ASSETS AND MAINTENANCE OF QUALIFIED ASSETS

Under the provisions of its certificates and the 1940 Act, ACC was required to have Qualified Assets (as defined in Section 28(b) of the 1940 Act) in the amount of $4.1 billion and $4.9 billion at December 31, 2009 and 2008, respectively. ACC reported Qualified Assets of $4.5 billion and $5.1 billion at December 31, 2009 and 2008, respectively. Qualified Assets exclude net unrealized pretax losses on Available-for-Sale securities of $73.9 million and $234.7 million at December 31, 2009 and 2008, respectively, and unsettled investment purchases of $1.2 million and $26.3 million at December 31, 2009 and 2008, respectively.

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

Pursuant to provisions of the certificates, the 1940 Act, the Central Depository Agreement and requirements of various states, Qualified Assets (accounted for on a trade date basis) of ACC were deposited as follows:

                                                                DECEMBER 31, 2009
                                                       ----------------------------------
                                                                     REQUIRED
                                                        DEPOSITS     DEPOSITS     EXCESS
                                                       ----------   ----------   --------
                                                                 (IN THOUSANDS)
Deposits to meet certificate liability requirements:
   Pennsylvania (at market value)                      $      162   $      150   $     12
   Texas, Illinois, New Jersey (at par value)                 223          215          8
   Central Depository (at amortized cost)               4,428,558    4,102,809    325,749
                                                       ----------   ----------   --------
   Total                                               $4,428,943   $4,103,174   $325,769
                                                       ==========   ==========   ========

                                                                DECEMBER 31, 2008
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
                                                       ==========   ==========   ========

The assets on deposit with the Central Depository at December 31, 2009 and 2008 consisted of securities and other loans having a deposit value of $4.2 billion and $4.9 billion, respectively, mortgage loans on real estate of $130.3 million and $149.4 million, respectively, and other investments of $79.8 million and $83.3 million, respectively. Additionally, these assets on deposit included unsettled purchases of investments in the amount of $1.2 million and $26.3 million at December 31, 2009 and 2008, respectively.

Ameriprise Trust Company, the custodian for ACC, is the Central Depository. See
Note 7 for information on related party transactions.

3. INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

Available-for-Sale securities distributed by type were as follows:

                                                                  DECEMBER 31, 2009
                                           --------------------------------------------------------------
                                                           GROSS       GROSS
                                            AMORTIZED   UNREALIZED   UNREALIZED                NON-CREDIT
DESCRIPTION OF SECURITIES                     COST         GAINS       LOSSES     FAIR VALUE    OTTI (1)
-------------------------                  ----------   ----------   ----------   ----------   ----------
                                                                   (IN THOUSANDS)
Residential mortgage backed securities     $1,577,876     $20,736    $(138,277)   $1,460,335    $(46,683)
Corporate debt securities                   1,026,547      24,668         (976)    1,050,239         850
Commercial mortgage backed securities         538,714      13,247         (759)      551,202          --
Asset backed securities                       420,016      17,245       (6,994)      430,267      (2,711)
U.S. government and agencies obligations      134,819       1,131           --       135,950          --
Common and preferred stocks                    19,646          82       (3,963)       15,765          --
State and municipal obligations                    --          --           --            --          --
                                           ----------     -------    ---------    ----------    --------
   Total                                   $3,717,618     $77,109    $(150,969)   $3,643,758    $(48,544)
                                           ==========     =======    =========    ==========    ========

(1) Represents the amount of other-than-temporary impairment losses in Accumulated Other Comprehensive Loss, which starting January 1, 2009, were not included in earnings. Amount includes unrealized gains and losses on impaired securities subsequent to the impairment measurement date. These amounts are included in gross unrealized gains and losses as of December 31, 2009.

                                                           DECEMBER 31, 2008
                                           -------------------------------------------------
                                                          GROSS        GROSS
                                            AMORTIZED   UNREALIZED   UNREALIZED
DESCRIPTION OF SECURITIES                     COST        GAINS        LOSSES     FAIR VALUE
-------------------------                  ----------   ----------   ----------   ----------
                                                             (IN THOUSANDS)
Residential mortgage backed securities     $1,348,369     $11,434    $(156,220)   $1,203,583
Corporate debt securities                   1,623,978         637      (49,426)    1,575,189
Commercial mortgage backed securities         273,099         590       (7,077)      266,612
Asset backed securities                       247,159         376      (26,506)      221,029
U.S. government and agencies obligations        4,899         168           --         5,067
Common and preferred stocks                    19,612          --       (8,689)       10,923
State and municipal obligations                 4,000          --           --         4,000
                                           ----------     -------    ---------    ----------
   Total                                   $3,521,116     $13,205    $(247,918)   $3,286,403
                                           ==========     =======    =========    ==========

At December 31, 2009 and 2008, fixed maturity securities comprised approximately 85% and 70%, respectively, of ACC's total investments. These securities were rated by Moody's Investors Service ("Moody's"), Standard & Poor's Ratings Services ("S&P"), and Fitch Ratings Ltd. ("Fitch"), except for approximately $18.0 million and $65.8 million of securities at December 31, 2009 and 2008, respectively, which were rated by ACC's internal analysts using criteria similar to Moody's, S&P and Fitch. Ratings on fixed maturity securities are presented using the median of ratings from Moody's, S&P and Fitch. If only two of the ratings are available, the lower rating is used. A summary of fixed maturity securities was as follows:

                                      DECEMBER 31, 2009                       DECEMBER 31, 2008
                            -------------------------------------   -------------------------------------
                                                          PERCENT                                 PERCENT
                                                            OF                                      OF
                                                           TOTAL                                   TOTAL
                                                            FAIR                                    FAIR
RATINGS                     AMORTIZED COST   FAIR VALUE    VALUE    AMORTIZED COST   FAIR VALUE    VALUE
-------                     --------------   ----------   -------   --------------   ----------   -------
                                                  (IN THOUSANDS, EXCEPT PERCENTAGES)
AAA                           $ 2,026,434    $2,062,670     57%       $1,627,746     $1,495,970     46%
AA                                189,891       177,780      5           246,614        223,318      7
A                                 346,183       342,573      9           339,662        327,926     10
BBB                               782,389       780,706     22         1,176,153      1,140,420     34
Below investment grade            353,075       264,264      7           111,329         87,846      3
                              -----------    ----------    ---        ----------     ----------    ---
   Total fixed maturities     $ 3,697,972    $3,627,993    100%       $3,501,504     $3,275,480    100%
                              ===========    ==========    ===        ==========     ==========    ===

At December 31, 2009 and 2008, approximately 36% and 50%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

                                                                DECEMBER 31, 2009
                       ---------------------------------------------------------------------------------------------------
                             LESS THAN 12 MONTHS                12 MONTHS OR MORE                       TOTAL
                       -------------------------------   -------------------------------   -------------------------------
                        NUMBER                            NUMBER                            NUMBER
DESCRIPTION OF         OF SEC-     FAIR     UNREALIZED   OF SEC-     FAIR     UNREALIZED   OF SEC-     FAIR     UNREALIZED
SECURITIES             URITIES    VALUE       LOSSES     URITIES     VALUE      LOSSES     URITIES     VALUE      LOSSES
--------------         -------   --------   ----------   -------   --------   ----------   -------   --------   ----------
                                                   (IN THOUSANDS, EXCEPT NUMBER OF SECURITIES)
Residential mortgage
   backed securities      22     $196,113    $ (9,618)      77     $320,859   $(128,659)      99     $516,972   $(138,277)
Corporate debt
    securities             5        4,715        (117)      28       56,063        (859)      33       60,778        (976)
Commercial mortgage
   backed securities       4       20,315        (321)       9       29,516        (438)      13       49,831        (759)
Asset backed
   securities              7       34,629        (766)      11       47,960      (6,228)      18       82,589      (6,994)
Common and
   preferred stocks       --           --          --        1       15,650      (3,963)       1       15,650      (3,963)
                         ---     --------    --------      ---     --------   ---------      ---     --------   ---------
   Total                  38     $255,772    $(10,822)     126     $470,048   $(140,147)     164     $725,820   $(150,969)
                         ===     ========    ========      ===     ========   =========      ===     ========   =========

                                                                    DECEMBER 31, 2008
                       ----------------------------------------------------------------------------------------------------------
                              LESS THAN 12 MONTHS                  12 MONTHS OR MORE                         TOTAL
                       ---------------------------------   --------------------------------   -----------------------------------
                        NUMBER                              NUMBER                             NUMBER
DESCRIPTION OF         OF SEC-       FAIR     UNREALIZED    OF SEC-     FAIR     UNREALIZED   OF SEC-     FAIR       UNREALIZED
SECURITIES             URITIES      VALUE       LOSSES      URITIES     VALUE      LOSSES     URITIES     VALUE        LOSSES
--------------         -------   ----------   ----------   --------   --------   ----------   -------   --------     ------------
                                                   (IN THOUSANDS, EXCEPT NUMBER OF SECURITIES)
Residential mortgage
   backed securities      65     $  250,733   $ (64,652)       58     $224,942   $ (91,568)     123     $  475,675     $(156,220)
Corporate debt
   securities            107      1,211,101     (24,142)       67      171,502     (25,284)     174      1,382,603       (49,426)
Commercial mortgage
   backed securities      12         70,870      (2,424)       24      121,918      (4,653)      36        192,788        (7,077)
Asset backed
   securities             21        165,128     (22,772)        8       32,421      (3,734)      29        197,549       (26,506)
Common and
   preferred stocks       --             --          --         1       10,922      (8,689)       1         10,922        (8,689)
                         ---     ----------   ---------       ---     --------   ---------      ---     ----------     ---------
   Total                 205     $1,697,832   $(113,990)      158     $561,705   $(133,928)     363     $2,259,537     $(247,918)
                         ===     ==========   =========       ===     ========   =========      ===     ==========     =========

As part of ACC's ongoing monitoring process, management determined that a majority of the gross unrealized losses on its Available-for-Sale securities are attributable to changes in credit spreads across sectors. The primary driver of lower unrealized losses in 2009 compared to 2008 was the tightening of credit spreads across sectors, partially offset by higher interest rates. A portion of the decrease in unrealized losses was offset by an increase due to the adoption of a new accounting standard effective January 1, 2009. ACC recorded a cumulative effect increase to the amortized cost of previously other-than-temporarily impaired investments that increased the gross unrealized losses on Available-for-Sale securities by $48.8 million. This impact is due to impairment of Available-for-Sale securities recognized in other comprehensive income (loss) previously recognized through earnings for factors other than credit.

The following table presents a rollforward of the cumulative amounts recognized in the Statements of Operations for other-than-temporary impairments related to credit losses on securities for which a portion of the securities' total other-than-temporary impairments was recognized in other comprehensive income
(loss):

                                                                                  (IN THOUSANDS)
                                                                                  --------------
Beginning balance of credit losses on securities held as of January 1 for which a portion of other-than-temporary impairment was recognized in other
   comprehensive income (loss)                                                       $50,866
Additional amount related to credit losses for which an
   other-than-temporary impairment was not previously recognized                         276
Reductions for securities sold during the period (realized)                           (2,268)
Additional increases to the amount related to credit losses for which an
   other-than-temporary impairment was previously recognized                           8,572
                                                                                     -------
Ending balance of credit losses on securities held as of December 31, 2009 for which a portion of other-than-temporary impairment was recognized in other
   comprehensive income (loss)                                                       $57,446
                                                                                     =======

The change in net unrealized securities losses in other comprehensive income
(loss) includes two components, net of tax: (i) unrealized gains (losses) that arose from changes in the market value of securities that were held during the period and (ii) (gains) losses that were previously unrealized, but have been recognized in current period net income due to sales of Available-for-Sale securities. As a result of the adoption of a new accounting standard effective January 1, 2009, net unrealized investment gains (losses) arising during the period also includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period. Additionally, reclassification of (gains) losses included in net income contains noncredit other-than-temporary impairment losses that were previously unrealized, but have been recognized in current period net income due to their reclassification as credit losses.

The following table presents a rollforward of the net unrealized securities losses on Available-for-Sale securities included in accumulated other comprehensive loss:

                                                                                              ACCUMULATED OTHER
                                                                    NET                         COMPREHENSIVE
                                                                UNREALIZED                   LOSS RELATED TO NET
                                                                INVESTMENT      DEFERRED    UNREALIZED INVESTMENT
                                                              GAINS (LOSSES)   INCOME TAX      GAINS (LOSSES)
                                                             ---------------   ----------   ---------------------
                                                                                (IN THOUSANDS)
Balance at January 1, 2008                                    $ (52,006)        $ 18,202        $ (33,804)
Net unrealized investment losses arising during the period     (299,942)         104,137         (195,805)
Reclassification of losses included in net loss                 118,700          (41,545)          77,155
                                                              ---------         --------        ---------
Balance at December 31, 2008                                   (233,248)          80,794         (152,454)
Cumulative effect of accounting change                          (48,760)(1)       17,066          (31,694)
Net unrealized investment gains arising during the period       214,538          (75,088)         139,450
Reclassification of gains included in net income                 (4,938)           1,728           (3,210)
                                                              ---------         --------        ---------
Balance at December 31, 2009                                  $ (72,408)        $ 24,500        $ (47,908)(2)
                                                              =========         ========        =========

(1) Amount represents the cumulative effect of adopting a new accounting standard on January 1, 2009. See Note 1 for additional information on the adoption impact.

(2) At December 31, 2009, Accumulated Other Comprehensive Loss Related to Net Unrealized Investment Losses included $31.7 million of noncredit related impairments and net unrealized securities losses on previously impaired securities.

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

                                                       2009       2008       2007
                                                     -------   ---------   -------
                                                             (IN THOUSANDS)
Gross realized gains from sales                      $18,100   $     848   $ 1,427
Gross realized losses from sales                      (3,176)     (5,313)   (1,804)
Other-than-temporary impairments related to credit    (9,986)   (114,235)     (455)

The $10.0 million and $114.2 million of other-than-temporary impairments in 2009 and 2008, respectively, primarily related to credit-related losses in non-agency residential mortgage backed securities and corporate debt securities. The $0.5 million of other-than-temporary impairments in 2007 related to two corporate debt securities.

Available-for-Sale securities by contractual maturity as of December 31, 2009 were as follows:

                                          AMORTIZED
                                            COST      FAIR VALUE
                                         ----------   ----------
                                              (IN THOUSANDS)
Due within one year                      $  567,329   $  577,415
Due after one year through five years       571,215      585,868
Due after five years through 10 years        14,198       14,116
Due after 10 years                            8,624        8,790
                                         ----------   ----------
                                          1,161,366    1,186,189
Residential mortgage backed securities    1,577,876    1,460,335
Commercial mortgage backed securities       538,714      551,202
Asset backed securities                     420,016      430,267
Common and preferred stocks                  19,646       15,765
                                         ----------   ----------
   Total                                 $3,717,618   $3,643,758
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

At December 31, 2009 and 2008, other than GNMA, FNMA and FHLMC, the only issuers greater than 1% of the fair market value of ACC's total investment portfolio were as follows:

                               2009   2008
                               ----   ----
Verizon Communications, Inc.   1.2%    --%
Wells Fargo & Company           --%   1.6%

4. BELOW INVESTMENT GRADE SYNDICATED BANK LOANS AND COMMERCIAL MORTGAGE LOANS

The carrying amounts of below investment grade syndicated bank loans and commercial mortgage loans at December 31 were as follows:

                                                    2009       2008
                                                  --------   --------
                                                     (IN THOUSANDS)
Below investment grade syndicated bank loans      $193,281   $222,560
Commercial mortgage loans                          131,780    150,743
Reserve for losses                                 (15,602)   (15,440)
                                                  --------   --------
   Below investment grade syndicated bank loans
      and commercial mortgage loans, net          $309,459   $357,863
                                                  ========   ========

Also included in net realized gain (loss) on investments before income taxes for the year ended December 31, 2009 was an increase of $0.2 million to the allowance for loan losses on commercial mortgage loans and for the year ended December 31, 2008 was an increase of $10.6 million to the allowance for loan losses on below investment grade syndicated bank loans.

At both December 31, 2009 and 2008, approximately 3% of ACC's invested assets were commercial mortgage loans. Concentrations of credit risk of commercial mortgage loans by region at December 31 were as follows:

                                 2009   2008
                                 ----   ----
Mortgage loans by U.S. region:
   Atlantic                       31%    29%
   North Central                  25     25
   South Central                  12     13
   Mountain                       11     13
   Pacific                        11     11
   New England                    10      9
                                 ---    ---
Total                            100%   100%
                                 ===    ===

Concentrations of credit risk of commercial mortgage loans by property type at December 31 were as follows:

                                     2009   2008
                                     ----   ----
Mortgage loans by U.S. property type:
   Office buildings                   30%    32%
   Apartments                         23     21
   Industrial buildings               17     18
   Shopping centers and retail        19     18
   Other                              11     11
                                     ---    ---
Total                                100%   100%
                                     ===    ===

At December 31, 2009 and 2008, ACC had no commitments to fund commercial mortgage loans. ACC holds the mortgage document, which gives ACC the right to take possession of the property if the borrower fails to perform according to the terms of the agreements. ACC employs policies and procedures to ensure the creditworthiness of the borrowers and that funds will be available on the funding date. ACC's commercial mortgage loans are restricted to 80% or less of the market value of the real estate at the time of the loan funding.

5. CERTIFICATE RESERVES

Reserves maintained on outstanding certificates have been computed in accordance with the provisions of the certificates and Section 28 of the 1940 Act. The average rates of accumulation on certificate reserves at December 31, 2009 were as follows:

                                                                                      AVERAGE
                                                                 AVERAGE GROSS      ADDITIONAL
                                            RESERVE BALANCE   ACCUMULATION RATES   CREDIT RATES
                                            ---------------   ------------------   ------------
                                                     (IN THOUSANDS, EXCEPT PERCENTAGES)
Installment certificates:
Reserves to mature:
   With guaranteed rates                           $1,498           3.90%              0.50%
   Without guaranteed rates (a)                    39,152           0.28%              0.28%
Additional credits and accrued interest:
   With guaranteed rates                              305           3.29%                --
   Without guaranteed rates (a)                       522            N/A                N/A
Advance payments and accrued interest (b)             124           3.42%                --
Fully paid certificates:
Reserves to mature:
   With guaranteed rates                           47,068           3.20%              0.01%
   Without guaranteed rates (a)                 3,195,704           1.91%              1.91%
   Equity indexed (c)                             798,137            N/A                N/A
Additional credits and accrued interest:
   With guaranteed rates                            3,559           3.10%                --
   Without guaranteed rates (a)                    22,072            N/A                N/A
Due to unlocated certificate holders                  131             --                 --
                                               ----------
Total                                          $4,108,272
                                               ==========

The average rates of accumulation on certificate reserves at December 31, 2008 were as follows:

                                                                                     AVERAGE
                                                                 AVERAGE GROSS      ADDITIONAL
                                            RESERVE BALANCE   ACCUMULATION RATES   CREDIT RATES
                                            ---------------   ------------------   ------------
                                                     (IN THOUSANDS, EXCEPT PERCENTAGES)
Installment certificates:
Reserves to mature:
   With guaranteed rates                       $    2,219           3.93%              0.50%
   Without guaranteed rates (a)                    46,065           0.77%              0.77%
Additional credits and accrued interest:
   With guaranteed rates                              462           3.33%                --
   Without guaranteed rates (a)                       675            N/A                N/A
Advance payments and accrued interest (b)             137           3.45%                --
Fully paid certificates:
Reserves to mature:
   With guaranteed rates                           52,926           3.37%              0.19%
   Without guaranteed rates (a)                 3,923,762           3.49%              3.49%
   Equity indexed (c)                             853,729            N/A                N/A
Additional credits and accrued interest:
   With guaranteed rates                            4,351           3.04%                --
   Without guaranteed rates (a)                     1,162            N/A                N/A
Due to unlocated certificate holders                  101             --                 --
                                               ----------
Total                                          $4,885,589
                                               ==========

N/A  Not Applicable.

(a) There is no minimum rate of accrual on these reserves. Interest is declared periodically, quarterly, or annually in accordance with the terms of the separate series of certificates.

(b) Certain series of installment certificates guarantee accrual of interest on advance payments at an average rate of 3.26%. ACC's rate of accrual is currently set at 4.00%, which is in effect through April 2011.

(c) Ameriprise Stock Market Certificate and Ameriprise Market Strategy Certificate enable the certificate owner to participate in any relative rise in a major stock market index up to a cap without risking loss of principal. Generally the certificates have a term of 52 weeks and may continue for up to 20 years. The reserve balances on these certificates at December 31, 2009 and 2008 were $878 million and $914 million, respectively.

On certain series of single payment certificates, additional interest is pre-declared for periods greater than one year. The retained earnings appropriated for the pre-declared additional interest at December 31, 2009 and 2008 was nil and $0.1 million, respectively, which reflects the difference between certificate reserves on these series, calculated on a statutory basis, and the reserves maintained per books.

The carrying amounts of net certificate reserves at December 31, 2009 and 2008 consisted of the following:

                                             2009         2008
                                          ----------   ----------
                                               (IN THOUSANDS)
Reserves with terms of one year or less   $3,835,868   $4,580,682
Other                                        272,404      304,907
                                          ----------   ----------
Total certificate reserves                 4,108,272    4,885,589
                                          ----------   ----------
Unapplied certificate transactions               502        1,331
Certificate loans and accrued interest        (5,196)      (6,681)
                                          ----------   ----------
Total                                     $4,103,578   $4,880,239
                                          ==========   ==========

6. DIVIDEND RESTRICTION

Certain series of installment certificates outstanding provide that cash dividends may be paid by ACC only in calendar years for which additional credits of at least one-half of 1% on such series of certificates have been authorized by ACC. This restriction has been satisfied for 2009 and 2008 by ACC's declaration of additional credits.

ACC is required to maintain cash and "qualified assets" meeting the standards of
Section 28(b) of the 1940 Act, as modified by an order of the SEC. The amortized cost of such investments must be at least equal to ACC's net liabilities on all outstanding face-amount certificates plus $250,000. ACC's qualified assets consist of cash equivalents, below investment grade syndicated bank loans, commercial mortgage loans, U.S. government and government agency securities, municipal bonds, corporate bonds, preferred stocks, equity index options and other securities meeting specified standards. So long as ACC wishes to rely on the SEC order, as a condition to the order, ACC has agreed to maintain an amount of unappropriated retained earnings and capital equal to at least 5% of certificate reserves (less outstanding certificate loans).

To the extent that payment of a dividend would decrease the capital ratio below the required 5%, payment of a dividend would be restricted. In determining compliance with this condition, qualified assets are valued in accordance with the provisions of Minnesota Statutes where such provisions are applicable.

ACC has also entered into a written understanding with the Minnesota Department of Commerce, that ACC will maintain capital equal to 5% of the assets of ACC (less outstanding certificate loans). To the extent that payment of a dividend would decrease this ratio below the required 5%, payment of a dividend would be restricted. When computing its capital for these purposes, ACC values its assets on the basis of statutory accounting for insurance companies rather than GAAP. ACC is subject to annual examination and supervision by the Minnesota Department of Commerce (Banking Division).

On December 31, 2008, Ameriprise Financial infused $35.0 million of capital in anticipation of the recognition of other-than-temporary impairments on ACC's investment securities. The evaluation of ACC's December 31, 2008 other-than-temporary impairments was not completed until January 2009. Upon finalizing the impact of other-than-temporary impairments, ACC's capital ratio dropped to 4.61% and 4.97% per the Minnesota Department of Commerce and SEC capital requirements, respectively. Ameriprise Financial promptly infused an additional $25.0 million of capital on January 20, 2009, bringing capital back above the 5% requirement. Ameriprise Financial and ACC entered into a Capital Support Agreement on March 2, 2009, pursuant to which Ameriprise Financial agrees to commit such capital to ACC as is necessary to satisfy applicable minimum capital requirements, up to a maximum commitment of $115 million. As of December 31, 2009, Ameriprise Financial has not infused additional capital to ACC under this agreement.

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

Effective April 26, 2000, the Ameriprise Flexible Savings Certificates have contractual distribution fee rates of 0.08% of the purchase price at the time of issuance and 0.08% of the reserves maintained for these certificates at the beginning of the second and subsequent quarters from issue date. Since January 2, 2007, ACC has continuously offered 7 and 13 month Flexible Savings Certificates. Since the continuous offering began, the distribution fee on 7 month Flexible Savings Certificates has been 0.08% of the initial payment and 0.08% of the reserves maintained for these certificates at the beginning of the second and subsequent quarters after issuance. The distribution fee on the 13 month term has been 0.032% of the initial payment and 0.032% of the reserves maintained for these certificates at the beginning of the second and subsequent quarters after issuance. From April 9, 2008 through December 2, 2008, the client interest rates on the 7 and 13 month certificates were set at promotional levels. From December 24, 2008 through June 9, 2009, the client interest rates on the 6 and 7 month certificates were set at promotional levels, and from December 24, 2008 through June 23, 2009, the client interest rates on the 12 and 13 month certificates were set at promotional levels.

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

DEPOSITORY FEES

In December 2008, Ameriprise Trust Company entered into an agreement with a subcustodian to provide depository services for ACC's assets. As a result, the depository fees paid to Ameriprise Trust Company are now asset-based with additional charges for transactional custody fees charged by the subcustodian. Prior to the subcustodian agreement, the fees payable to Ameriprise Trust Company were based on a maintenance charge per account of $0.05 per $1,000 of assets on deposit as well as $20 per transaction.

8. INCOME TAXES

The components of income tax provision (benefit) were as follows:

                                         2009      2008       2007
                                       -------   --------   --------
CURRENT INCOME TAX:
   Federal                             $33,223   $ (9,284)  $(22,829)
   State and local                         (98)        68       (591)
                                       -------   --------   --------
      Total current income tax          33,125     (9,216)   (23,420)
                                       -------   --------   --------
DEFERRED INCOME TAX:
   Federal                              (8,700)   (34,060)    21,998
   State and local                         705        914        825
                                       -------   --------   --------
      Total deferred income tax         (7,995)   (33,146)    22,823
                                       -------   --------   --------
TOTAL INCOME TAX PROVISION (BENEFIT)   $25,130   $(42,362)  $   (597)
                                       =======   ========   ========

The principal reasons that the aggregate income tax provision is different from that computed by using the U.S. statutory rate of 35% were as follows:

                                   2009   2008    2007
                                  -----   ----   ------
Tax at U.S. statutory rate        35.0%   35.0%    35.0%
Dividend exclusion                 0.4     0.3    (52.2)
State income tax, net              0.9    (0.8)    60.5
Taxes applicable to prior years    0.3    (0.6)  (125.3)
                                  ----    ----   ------
Income tax provision (benefit)    36.6%   33.9%   (82.0)%
                                  ====    ====   ======

ACC's effective tax rate was 36.6% for the year ended December 31, 2009 compared to 33.9% for the year ended December 31, 2008 and (82.0)% for the year ended December 31, 2007. The effective tax rate for the year ended December 31, 2007 reflects the impact of a $0.9 million tax benefit related to the settlement of taxes for capital losses in prior years and the level of current year tax advantaged items relative to the level of pretax income.

Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for GAAP reporting versus income tax return purposes. The significant components of deferred tax assets and liabilities at December 31, 2009 and 2008 were as follows:

                                                          2009      2008
                                                        -------   --------
                                                          (IN THOUSANDS)
Deferred income tax assets:
   Certificate reserves                                 $11,105   $  1,658
   Investments, including bond discounts and premiums    34,556     52,239
   Investment unrealized losses, net                     25,952     82,270
   Other                                                     83         83
                                                        -------   --------
Total deferred income tax assets                         71,696    136,250
                                                        -------   --------
Deferred income tax liabilities:
   Other                                                    903         78
                                                        -------   --------
Net deferred income tax assets                          $70,793   $136,172
                                                        =======   ========

ACC is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains. Consideration is given to, among other things in making this determination, i) future taxable income exclusive of reversing temporary differences and carryforwards, ii) future reversals of existing taxable temporary differences, iii) taxable income in prior carryback years, and iv) tax planning strategies. Based on analysis of ACC's tax positions, management believes it is more likely than not that ACC's results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of December 31, 2009 and 2008.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

                                                                2009     2008     2007
                                                               ------   ------   ------
                                                                    (IN THOUSANDS)
Balance at January 1                                           $4,436   $3,969   $3,969
Additions based on tax positions related to the current year       --       --       --
Additions for tax positions of prior years                         --      467       --
Reductions for tax positions of prior years                        --       --       --
Settlements                                                        --       --       --
                                                               ------   ------   ------
Balance at December 31                                         $4,436   $4,436   $3,969
                                                               ======   ======   ======

If recognized, approximately $1.2 million, net of federal tax benefits, of the unrecognized tax benefits as of December 31, 2009 and 2008 and $0.8 million as of December 31, 2007 would affect the effective tax rate.

ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized interest and penalties of $0.2 million for the years ended December 31, 2009 and 2008 and $0.3 million for the year ended December 31, 2007. ACC had $1.4 million and $1.2 million for the payment of interest and penalties accrued at December 31, 2009 and 2008, respectively.

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

Investments in Unaffiliated Issuers (Available-for-Sale Securities)

When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from nationally-recognized pricing services, broker quotes, or other model-based valuation techniques such as the present value of cash flows. Level 1 securities include U.S. Treasuries. Level 2 securities include agency residential mortgage backed securities and commercial mortgage backed securities, asset backed securities, municipal and corporate bonds and U.S. agency securities. Level 3 securities include asset backed securities and corporate bonds.

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

                                                               DECEMBER 31, 2009
                                                 --------------------------------------------
                                                 LEVEL 1     LEVEL 2     LEVEL 3     TOTAL
                                                 -------   ----------   --------   ----------
                                                                (IN THOUSANDS)
Assets
   Cash equivalents                                $ --    $  309,183   $     --   $  309,183
   Available-for-Sale securities:
      Residential mortgage backed securities         --       714,702    745,633    1,460,335
      Corporate debt securities                      --     1,038,135     12,104    1,050,239
      Commercial mortgage backed securities          --       551,202         --      551,202
      Asset backed securities                        --       299,683    130,584      430,267
      U.S. government and agencies obligations      398       135,552         --      135,950
      Common and preferred stocks                    --        15,765         --       15,765
                                                   ----    ----------   --------   ----------
   Total Available-for-Sale securities              398     2,755,039    888,321    3,643,758
   Equity index options, purchased                   --       166,392         --      166,392
                                                   ----    ----------   --------   ----------
Total assets at fair value                         $398    $3,230,614   $888,321   $4,119,333
                                                   ====    ==========   ========   ==========
Liabilities
   Certificate reserves                            $ --    $   25,796   $     --   $   25,796
   Equity index options, written                     --       140,996         --      140,996
                                                   ----    ----------   --------   ----------
Total liabilities at fair value                    $ --    $  166,792   $     --   $  166,792
                                                   ====    ==========   ========   ==========

                                                               DECEMBER 31, 2008
                                                 --------------------------------------------
                                                 LEVEL 1     LEVEL 2     LEVEL 3     TOTAL
                                                 -------   ----------   --------   ----------
                                                                (IN THOUSANDS)

Assets
   Cash equivalents                                $--     $1,164,484   $     --   $1,164,484
   Available-for-Sale securities:
     Residential mortgage backed securities          --       738,349    465,234    1,203,583
     Corporate debt securities                       --     1,541,536     33,653    1,575,189
     Commercial mortgage backed securities           --       266,612         --      266,612
     Asset backed securities                         --       153,477     67,552      221,029
     U.S. government and agencies obligations       458         4,609         --        5,067
     Common and preferred stocks                     --        10,923         --       10,923
     State and municipal obligations                 --         4,000         --        4,000
                                                   ----    ----------   --------   ----------
   Total Available-for-Sale securities              458     2,719,506    566,439    3,286,403
   Trading securities                                --        16,618         --       16,618
   Equity index options, purchased                   --        23,693         --       23,693
                                                   ----    ----------   --------   ----------
Total assets at fair value                         $458    $3,924,301   $566,439   $4,491,198
                                                   ====    ==========   ========   ==========
Liabilities
   Certificate reserves                            $--     $    5,007   $     --   $    5,007
   Equity index options, written                     --        18,681         --       18,681
                                                   ----    ----------   --------   ----------
Total liabilities at fair value                    $--     $   23,688   $     --   $   23,688
                                                   ====    ==========   ========   ==========

During the reporting periods, there were no material assets or liabilities measured at fair value on a nonrecurring basis.

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

                                                                   AVAILABLE-FOR-SALE SECURITIES
                                               --------------------------------------------------------------------
                                               RESIDENTIAL
                                                MORTGAGE        CORPORATE        ASSET          OTHER
                                                 BACKED            DEBT         BACKED       STRUCTURED
                                               SECURITIES       SECURITIES    SECURITIES     INVESTMENTS     TOTAL
                                               ------------    -----------   ------------   ------------   --------
Balance, January 1, 2009                        $465,234        $ 33,653      $ 67,552          $--        $566,439
   Total gains (losses) included in:
      Net income                                  (3,264)(1)          --         7,913(2)         8(5)        4,657
      Other comprehensive income                  63,229           1,724         6,953           --          71,906
   Purchases, sales, issuances and
    settlements, net                             220,434         (23,273)       48,166           (8)        245,319
   Transfers in and/or out of Level 3                 --              --            --           --              --
                                                --------        --------      --------          ---        --------
Balance, December 31, 2009                      $745,633        $ 12,104      $130,584          $--        $888,321
                                                ========        ========      ========          ===        ========
Change in unrealized gains (losses) included
    in net income relating to Level 3 assets
   held at December 31, 2009                    $ (2,888)(3)    $     --      $  7,412(4)       $--        $  4,524


(1) Represents a $8,310 loss included in net realized gain (loss) on investments and $5,046 income included in investment income in the Statements of Operations.

(2) Represents a $202 gain included in net realized gain (loss) on investments and $7,711 income included in investment income in the Statements of Operations.

(3) Represents a $8,132 loss included in net realized gain (loss) on investments and $5,244 income included in investment income in the Statements of Operations.

(4) Represents a $276 loss included in net realized gain (loss) on investments and $7,688 income included in investment income in the Statements of Operations.

(5) Included in net realized gain (loss) on investments in the Statements of Operations.

                                                                   AVAILABLE-FOR-SALE SECURITIES
                                               --------------------------------------------------------------------
                                               RESIDENTIAL
                                                MORTGAGE        CORPORATE        ASSET          OTHER
                                                 BACKED            DEBT         BACKED       STRUCTURED
                                               SECURITIES       SECURITIES    SECURITIES     INVESTMENTS     TOTAL
                                               ------------    -----------   ------------   ------------   --------

Balance, January 1, 2008                       $ 359,316        $ 67,797      $ 42,927           $--       $470,040
   Total gains (losses) included in:
      Net loss                                   (96,039)(1)          --         4,757(3)         --        (91,282)
      Other comprehensive loss                   (86,346)           (227)      (10,830)           --        (97,403)
   Purchases, sales, issuances and
      settlements, net                           (31,635)        (33,917)       30,698                      (34,854)
   Transfers in and/or out of Level 3            319,938(4)           --            --            --        319,938
                                               ---------        --------      --------           ---       --------
Balance, December 31, 2008                     $ 465,234        $ 33,653      $ 67,552           $--       $566,439
                                               =========        ========      ========           ===       ========
Change in unrealized gains (losses) included
    in net loss relating to Level 3 assets
   held at December 31, 2008                   $ (96,071)(2)    $     --      $  4,757(3)        $--       $(91,314)

(1) Represents a $97,857 loss included in net realized gain (loss) on investments and $1,818 income included in investment income in the Statements of Operations.

(2) Represents a $97,857 loss included in net realized gain (loss) on investments and $1,786 income included in investment income in the Statements of Operations.

(3)  Included in investment income in the Statements of Operations.

(4) Represents prime non-agency residential mortgage backed securities previously classified as Level 2 for which management believes the market for these prime quality assets is now inactive.

The following table provides the carrying value and the estimated fair value of financial instruments that are not reported at fair value as of December 31, 2009 and 2008. All other financial instruments that are reported at fair value have been included above in the table with balances of assets and liabilities measured at fair value on a recurring basis.

                                    DECEMBER 31, 2009             DECEMBER 31, 2008
                               ---------------------------   ---------------------------
                               CARRYING VALUE   FAIR VALUE   CARRYING VALUE   FAIR VALUE
                               --------------   ----------   --------------   ----------
                                                     (IN THOUSANDS)
FINANCIAL ASSETS
   Below investment grade
      syndicated bank loans      $  179,176     $  179,579     $  208,456     $  152,225
   Commercial mortgage loans        130,283        133,442        149,407        137,176
   Certificate loans                  5,136          5,136          6,601          6,601
FINANCIAL LIABILITIES
   Certificate reserves          $4,082,476     $4,052,657     $4,880,582     $4,798,076

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

Below investment grade syndicated bank loans fair value is determined using broker quotes.

Certificate reserves

The fair value of investment certificate reserves is determined by discounting cash flows using discount rates that reflect current pricing for assets with similar terms and characteristics, with adjustments for early withdrawal behavior, penalty fees, expense margin and ACC's nonperformance risk specific to these liabilities.

10. DERIVATIVES AND HEDGING ACTIVITIES

Derivative instruments enable ACC to manage its exposure to various market risks. The value of such instruments is derived from an underlying variable or multiple variables, including equity and interest rate indices or prices. ACC enters into derivative agreements for risk management purposes related to ACC's products and operations.

ACC uses derivatives as economic hedges of equity and interest rate risk related to various products and transactions of ACC. ACC does not designate any derivatives for hedge accounting. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives, at December 31, 2009:

                                                              FAIR VALUE
                                ----------------------------------------------------------------------
DERIVATIVES NOT DESIGNATED AS
HEDGING INSTRUMENTS             BALANCE SHEET LOCATION     ASSET    BALANCE SHEET LOCATION   LIABILITY
-----------------------------   ----------------------   --------   ----------------------   ---------
                                                        (IN THOUSANDS)
EQUITY CONTRACTS
Stock market certificates       Equity index options,               Equity index options,
                                   purchased             $166,392      written                $140,996
Stock market certificates
   embedded derivatives                                        --   Certificate reserves        25,796
                                                         --------                             --------
Total                                                    $166,392                             $166,792
                                                         ========                             ========

See note 9 for additional information regarding ACC's fair value measurement of derivative instruments.

The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Statements of Operations for the year ended December 31, 2009:

DERIVATIVES NOT DESIGNATED AS                          LOCATION OF GAIN (LOSS) ON          AMOUNT OF GAIN (LOSS) ON
HEDGING INSTRUMENTS                                 DERIVATIVES RECOGNIZED IN INCOME   DERIVATIVES RECOGNIZED IN INCOME
-----------------------------                       --------------------------------   --------------------------------
                                                                                               (IN THOUSANDS)

EQUITY CONTRACTS
   Stock market certificates                        Net provision for certificate
                                                    reserves                                        $14,542
   Stock market certificates embedded derivatives   Net provision for certificate
                                                    reserves                                        (20,789)
                                                                                                    -------
        Total                                                                                       $(6,247)
                                                                                                    =======

Ameriprise Stock Market Certificates ("SMC") offer a return based upon the relative change in a major stock market index between the beginning and end of the SMC's term. The SMC product contains an embedded derivative. The equity based return of the certificate must be separated from the host contract and accounted for as a derivative instrument. As a result of fluctuations in equity markets, and the corresponding changes in value of the embedded derivative, the amount of expenses incurred by ACC related to the SMC product will positively or negatively impact reported earnings. As a means of hedging its obligations under the provisions for these certificates, ACC purchases and writes call options on the S&P 500 Index. ACC views this strategy as a prudent management of equity market sensitivity, such that earnings are not exposed to undue risk presented by changes in equity market levels. The gross notional amount of these derivative contracts was $1.5 billion at December 31, 2009. ACC also purchases futures on the S&P 500 Index to economically hedge its obligations. The futures are marked-to-market daily and exchange traded, exposing ACC to no counterparty risk. At December 31, 2009, ACC had no futures contracts outstanding.

CREDIT RISK

Credit risk associated with ACC's derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, ACC has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements wherever practical. As of December 31, 2009, ACC held $15.6 million in cash and recorded a corresponding liability in accounts payable and accrued liabilities for collateral ACC is obligated to return to counterparties. As of December 31, 2009, ACC's maximum credit exposure related to derivative assets after considering netting arrangements with counterparties and collateral arrangements was approximately $9.9 million.

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report:

Exhibit                                    Description
--------------   ---------------------------------------------------------------
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

10(f)            Capital Support Agreement by and between Ameriprise Financial,
                 Inc. and Ameriprise Certificate Company, dated as of March 2,
                 2009, filed electronically on or about March 3, 2009 as Exhibit
                 10(f) to Registrant's Form 10-K is incorporated by reference.

11 through 13    None or not applicable.

14(a)            Code of Ethics under rule 17j-1 for Ameriprise Certificate
                 Company, filed electronically as Exhibit 10 (p)(1) to Pre-Effective Amendment No. 1 to Registration Statement No.
                 333-34982, is incorporated herein by reference.

*14(b) Code of Ethics adopted under Rule 17j-1 for Registrant's principal underwriter, dated April 2008, is filed electronically herewith as Exhibit (14)(b) to Registrant's Form
                 10-K.

14(c) Code of Ethics adopted under Rule 17j-1 for Registrant's investment adviser, dated Nov. 15, 2009, is filed electronically herewith as Exhibit (14)(c) to Registrant's Form
                 10-K.

15 through 23    None or not applicable.

24(a) Directors' Power of Attorney, dated Feb. 24, 2009, filed electronically on or about March 3, 2009 as Exhibit 24 (a) to Registrant's Form 10-K is incorporated by reference.

24(b) Officers' Power of Attorney, dated Feb. 24, 2009, filed electronically on or about March 3, 2009 as Exhibit 24 (b) to Registrant's Form 10-K is incorporated by reference.

24(c)            Director's and Officer's Power of Attorney, dated Feb. 24,
                 2009, filed electronically on or about March 3, 2009 as Exhibit
                 24 (c) to Registrant's Form 10-K is incorporated by reference.

25 through 30    None or not applicable.

*31.1 Certification of William F. Truscott pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2 Certification of Ross P. Palacios pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1 Certification of William F. Truscott and Ross P. Palacios pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002.

33 through 100   None or not applicable.

*    Filed electronically herewith

AMERIPRISE CERTIFICATE COMPANY
INVESTMENTS OF SECURITIES IN UNAFFILIATED ISSUERS
AT DECEMBER 31, 2009

                                                                           BALANCE AT 12/31/2009                     VALUE AT
                                                                         PRINCIPAL AMT OF BONDS &        COST       12/31/2009
ISSUER NAME AND ISSUER TITLE                                               NOTES OR # OF SHARES     (NOTES a & c)    (NOTE a)
----------------------------                                             ------------------------   -------------   ----------
GOVERNMENT BOND
FREDDIE MAC                                               2012    2.25%             21,100               21,063        21,206
FEDERAL HOME LOAN BANK                                    2012    2.30%             50,700               50,663        50,804
FANNIE MAE                                                2011    6.25%             25,000               25,754        26,264
FANNIE MAE                                                2012    4.45%              3,871                3,871         4,094
FANNIE MAE                                                2012    2.38%              8,075                8,083         8,135
FANNIE MAE                                                2012    2.24%             25,000               25,000        25,048
UNITED STATES TREASURY                                    2028    5.25%                200                  216           217
UNITED STATES TREASURY                                    2014    4.75%                165                  169           182
                                                                                 ---------            ---------     ---------
TOTAL - GOVERNMENT BOND                                                            134,111              134,819       135,950
                                                                                 ---------            ---------     ---------
GOVERNMENT AGENCY MTG-BACKED
FREDDIE MAC GOLD                                          2010    7.00%                 17                   17            17
FREDDIE MAC GOLD                                          2014    6.50%                323                  320           342
FREDDIE MAC GOLD                                          2015    7.00%                134                  133           143
FREDDIE MAC GOLD                                          2016    5.00%              2,451                2,425         2,583
FREDDIE MAC GOLD                                          2017    5.00%              3,796                3,799         4,001
FREDDIE MAC                                               2022    3.13%                 95                   99            96
FREDDIE MAC                                               2023    3.07%                 78                   80            78
FREDDIE MAC                                               2024    3.50%                347                  352           355
FREDDIE MAC                                               2023    3.24%                583                  601           595
FREDDIE MAC                                               2024    3.28%                437                  444           450
FREDDIE MAC                                               2029    3.48%                170                  174           174
FREDDIE MAC                                               2025    4.23%                109                  111           111
FREDDIE MAC GOLD                                          2023    5.50%              4,781                4,944         5,062
FREDDIE MAC GOLD                                          2014    6.50%                560                  554           597
FREDDIE MAC GOLD                                          2014    6.50%                 48                   47            51
FREDDIE MAC GOLD                                          2017    6.00%                862                  890           923
FREDDIE MAC GOLD                                          2017    6.00%              2,216                2,284         2,373
FREDDIE MAC GOLD                                          2017    5.00%              4,138                4,141         4,363
FREDDIE MAC GOLD                                          2012    5.00%              1,068                1,078         1,100
FREDDIE MAC GOLD                                          2012    5.00%              4,199                4,256         4,326
FREDDIE MAC GOLD                                          2013    4.50%              8,952                9,090         9,251
FREDDIE MAC GOLD                                          2018    5.00%              3,704                3,797         3,904
FREDDIE MAC GOLD                                          2013    4.50%              1,317                1,337         1,355
FREDDIE MAC GOLD                                          2013    4.50%              2,762                2,803         2,841
FREDDIE MAC GOLD                                          2018    5.00%              5,383                5,508         5,673
FREDDIE MAC                                               2037    5.72%             14,519               15,120        15,134
FREDDIE MAC                                               2022    3.13%                 75                   78            76
FREDDIE MAC GOLD                                          2010    7.00%                 38                   38            39
FREDDIE MAC GOLD                                          2010    7.00%                 29                   28            29
FREDDIE MAC GOLD                                          2017    6.00%              4,185                4,292         4,493
FREDDIE MAC                                               2031    3.18%                174                  172           179
FREDDIE MAC GOLD                                          2022    5.50%              1,758                1,746         1,862
FREDDIE MAC GOLD                                          2022    5.50%              1,003                  997         1,062
FREDDIE MAC                                               2031    5.91%                723                  717           736
FHLMC_2382                                                2030    5.50%                710                  707           720
FREDDIE MAC                                               2033    4.51%              3,419                3,324         3,528
FREDDIE MAC                                               2033    5.03%              5,564                5,704         5,789
FREDDIE MAC                                               2019    3.02%                 19                   19            19
FREDDIE MAC                                               2018    2.87%                 92                   92            94
FREDDIE MAC                                               2019    3.13%                  9                    9             9
FREDDIE MAC                                               2019    3.13%                 78                   77            78
FREDDIE MAC                                               2019    3.13%                 38                   38            39
FREDDIE MAC                                               2019    2.96%                 83                   83            83
FREDDIE MAC                                               2019    3.49%                 36                   37            37
FREDDIE MAC                                               2019    3.45%                 74                   75            76
FREDDIE MAC                                               2019    2.89%                 97                   97            99
FREDDIE MAC                                               2018    3.66%                183                  182           184
FREDDIE MAC                                               2019    3.14%                 85                   86            86
FREDDIE MAC                                               2019    3.15%                 86                   85            88
FREDDIE MAC                                               2019    2.68%                 80                   81            81

FREDDIE MAC                                               2017    2.60%                 98                   98           100
FREDDIE MAC                                               2017    2.89%                130                  130           132
FREDDIE MAC                                               2017    2.80%                220                  219           222
FREDDIE MAC                                               2019    2.76%                 94                   94            95
FREDDIE MAC                                               2019    2.58%                397                  398           401
FREDDIE MAC                                               2025    4.08%                189                  191           192
FREDDIE MAC                                               2026    3.25%                 82                   82            83
FREDDIE MAC                                               2018    4.62%                250                  253           264
FREDDIE MAC                                               2033    4.51%              3,197                3,167         3,327
FREDDIE MAC                                               2034    5.12%             20,123               20,357        21,100
FANNIE MAE FNMA_99-8                                      2014    6.00%              1,287                1,279         1,361
FANNIE MAE                                                2016    9.00%                  6                    6             6
FANNIE MAE                                                2017    3.08%                 23                   23            23
FANNIE MAE                                                2017    2.58%                 82                   82            82
FANNIE MAE                                                2020    5.77%                 89                   92            91
FANNIE MAE                                                2019    6.46%                218                  221           222
FANNIE MAE                                                2019    2.71%                261                  265           264
FANNIE MAE                                                2033    4.83%                477                  487           488
FANNIE MAE                                                2024    3.75%                395                  400           402
FANNIE MAE                                                2011    7.00%                 53                   53            55
FANNIE MAE                                                2011    7.50%                146                  145           152
FANNIE MAE                                                2012    7.00%                137                  137           143
FANNIE MAE                                                2014    5.50%                 19                   18            20
FANNIE MAE                                                2014    5.50%              1,302                1,282         1,363
FANNIE MAE                                                2014    5.50%              1,276                1,255         1,356
FANNIE MAE                                                2012    5.00%              2,720                2,743         2,798
FANNIE MAE                                                2012    5.00%              4,455                4,482         4,586
FANNIE MAE                                                2013    5.00%              7,092                7,163         7,305
FANNIE MAE                                                2018    5.00%             10,818               10,874        11,401
FANNIE MAE                                                2018    5.50%              5,733                5,879         6,105
FANNIE MAE                                                2013    5.00%              1,037                1,043         1,068
FANNIE MAE                                                2025    2.88%                349                  358           357
FANNIE MAE                                                2024    6.00%              1,737                1,716         1,845
FANNIE MAE                                                2011    7.00%                 74                   74            76
FANNIE MAE                                                2012    8.00%                144                  144           152
FANNIE MAE                                                2013    6.00%                 39                   39            41
FANNIE MAE                                                2014    6.50%                790                  779           851
FANNIE MAE                                                2014    6.00%                384                  381           410
FANNIE MAE                                                2012    7.00%                112                  111           118
FANNIE MAE                                                2014    6.50%                340                  337           367
FANNIE MAE                                                2022    5.50%              1,458                1,444         1,542
FANNIE MAE                                                2016    5.50%              3,074                3,080         3,269
FANNIE MAE                                                2016    5.00%              4,652                4,602         4,898
FANNIE MAE                                                2032    5.49%              1,046                1,050         1,089
FANNIE MAE                                                2031    2.84%                761                  761           772
FANNIE MAE                                                2031    2.86%                572                  570           587
FANNIE MAE                                                2016    6.00%                717                  712           768
FANNIE MAE                                                2016    5.50%              2,780                2,787         2,956
FANNIE MAE                                                2016    5.00%              2,849                2,808         3,000
FANNIE MAE                                                2017    5.00%              2,685                2,658         2,827
FANNIE MAE                                                2032    2.65%                759                  752           774
FANNIE MAE                                                2016    5.50%              2,508                2,483         2,667
FANNIE MAE                                                2017    5.00%              3,797                3,786         3,998
FANNIE MAE                                                2017    5.00%              4,879                4,865         5,142
FANNIE MAE                                                2032    3.29%                548                  549           559
FANNIE MAE                                                2032    2.29%              1,004                1,007         1,020
FANNIE MAE                                                2032    2.27%              2,134                2,135         2,167
FANNIE MAE                                                2032    3.35%                787                  788           804
FANNIE MAE                                                2032    3.24%              1,200                1,198         1,229
FANNIE MAE                                                2032    3.10%                498                  500           510
FANNIE MAE                                                2032    2.61%                332                  333           336
FANNIE MAE                                                2032    2.60%                983                  987         1,001
FANNIE MAE                                                2032    2.90%                308                  309           313
FANNIE MAE                                                2032    3.04%                555                  557           567
FANNIE MAE                                                2032    5.29%              2,238                2,246         2,373
FANNIE MAE                                                2032    5.17%              2,718                2,724         2,879
FANNIE MAE                                                2032    4.30%              1,693                1,701         1,694
FANNIE MAE                                                2032    5.07%              1,866                1,868         1,976
FANNIE MAE                                                2032    4.55%              1,829                1,839         1,863
FHLMC_2478                                                2021    5.25%                 17                   17            17

FANNIE MAE FNMA_03-28                                     2022    5.00%              3,257                3,282         3,364
FREDDIE MAC FHLMC_2542                                    2022    5.50%              4,579                4,643         4,754
FREDDIE MAC FHLMC_2558                                    2022    5.50%              4,759                4,806         4,955
FREDDIE MAC FHLMC_2548                                    2022    5.50%             10,638               10,718        11,027
FREDDIE MAC FHLMC_2550                                    2022    5.50%              3,637                3,678         3,791
FREDDIE MAC FHLMC_2556                                    2022    5.50%             11,603               11,690        11,920
FREDDIE MAC FHLMC_2574                                    2022    5.00%              3,927                3,979         4,097
FREDDIE MAC FHLMC_2586                                    2023    5.50%              5,433                5,537         5,710
FREDDIE MAC FHLMC_2597                                    2022    5.50%             13,853               14,035        14,396
FREDDIE MAC FHLMC_2595                                    2022    5.50%             28,801               29,111        29,799
FREDDIE MAC FHLMC_2603                                    2022    5.50%              8,581                8,651         8,787
FHLMC_2619                                                2022    5.00%              8,221                8,313         8,570
FNMA_04-81                                                2020    4.35%              5,600                5,592         5,747
FNMA_04-89                                                2022    4.50%              5,020                4,999         5,191
FANNIE MAE FNMA_05-40                                     2030    5.00%              4,858                4,859         5,009
FREDDIE MAC FHLMC_2770                                    2032    3.75%              5,321                5,307         5,471
FHLMC_2835                                                2032    4.50%              6,299                6,290         6,536
FHLMC_2872                                                2022    4.50%              6,783                6,781         7,048
FHLMC_2907                                                2019    4.50%              3,791                3,787         3,946
FHLMC_2901                                                2033    4.50%              1,504                1,502         1,558
FREDDIE MAC FHR_2931-QA                                   2015    4.50%                164                  164           164
FSPC_T-76                                                 2037    4.72%             22,882               23,374        22,337
FANNIE MAE                                                2033    4.93%              2,431                2,472         2,545
FANNIE MAE                                                2018    4.50%             20,478               21,063        21,344
FANNIE MAE                                                2018    5.00%              4,945                5,065         5,210
FANNIE MAE                                                2018    5.00%              3,523                3,608         3,712
FANNIE MAE                                                2033    4.37%              8,352                8,367         8,930
FANNIE MAE                                                2034    4.56%              2,119                2,099         2,208
FANNIE MAE                                                2033    4.85%              5,243                5,222         5,447
FANNIE MAE                                                2034    4.74%              3,162                3,100         3,337
FANNIE MAE                                                2033    3.93%              7,350                7,061         7,607
FANNIE MAE                                                2035    4.63%             23,890               24,659        24,839
FANNIE MAE                                                2033    5.03%              1,668                1,673         1,752
FANNIE MAE                                                2033    4.51%              4,540                4,477         4,734
FANNIE MAE                                                2033    4.74%              1,411                1,413         1,477
FANNIE MAE                                                2033    4.46%              3,337                3,300         3,478
FANNIE MAE                                                2034    4.75%              2,241                2,267         2,347
FANNIE MAE                                                2034    5.18%              5,563                5,633         5,837
FANNIE MAE                                                2034    5.03%              2,930                2,980         3,074
FANNIE MAE                                                2034    4.97%              5,399                5,426         5,690
FANNIE MAE                                                2034    2.71%              2,731                2,738         2,813
FANNIE MAE                                                2035    3.25%              9,557                9,648         9,866
FANNIE MAE                                                2035    4.90%              4,718                4,752         4,935
FANNIE MAE                                                2035    4.91%              5,545                5,577         5,792
FANNIE MAE                                                2018    4.50%             20,577               21,177        21,480
FANNIE MAE                                                2036    3.97%             20,691               21,068        21,377
FANNIE MAE                                                2036    4.29%             15,598               16,003        16,246
FANNIE MAE                                                2038    5.43%             30,363               32,023        32,110
FANNIE MAE                                                2023    4.50%             40,496               41,508        41,741
FANNIE MAE                                                2035    4.78%             17,380               17,798        18,100
FANNIE MAE                                                2037    5.45%             16,061               16,657        16,693
FANNIE MAE                                                2037    5.77%             19,617               20,708        20,822
FANNIE MAE                                                2019    4.00%             23,311               23,662        23,846
GNMA II                                                   2023    4.38%                247                  251           254
GNMA II                                                   2017    4.38%                105                  104           108
GNMA II                                                   2017    3.63%                 60                   59            61
GNMA II                                                   2017    3.63%                  5                    5             5
GNMA II                                                   2017    4.13%                208                  206           213
GNMA II                                                   2017    4.13%                 22                   22            23
GNMA II                                                   2017    4.13%                 43                   42            44
GNMA II                                                   2018    4.38%                 85                   83            87
GNMA II                                                   2018    4.38%                  8                    8             8
GNMA II                                                   2018    4.38%                107                  104           110
GNMA II                                                   2018    3.63%                 41                   40            42
GNMA II                                                   2018    4.13%                 15                   15            16
GNMA II                                                   2018    4.13%                 66                   65            68
GNMA II                                                   2025    4.38%                224                  225           230
GNMA_04-19                                                2034    4.50%              3,684                3,687         3,795
                                                                                 ---------            ---------     ---------
TOTAL - GOVERNMENT AGENCY MTG-BACKED                                               708,967              720,359       737,035
                                                                                 ---------            ---------     ---------

NON-GOVERNMENT AGENCY MTG-BACKED
ARMT_2004-2                                               2035    3.25%              2,131                2,162         1,509
BCAP_09-RR1                                               2037    5.75%              9,090                8,985         9,181
BCAP_09-RR1                                               2034    3.17%             10,342                9,614         9,644(d)
BCAP_09-RR1                                               2035    3.46%             35,932               33,402        33,466(d)
BCAP_09-RR1                                               2035    3.79%             20,034               18,623        18,643(d)
BCAP_09-RR1                                               2037    6.00%             30,554               30,291        30,554(d)
BCAP LLC TRUST BCAP_09-RR8                                2037    5.50%             22,717               22,398        21,287(d)
BCAP LLC TRUST BCAP_09-RR10                               2035    5.26%             25,437               25,437        24,735(d)
BAFC_05-G                                                 2035    5.24%             11,849               11,142         9,716(d)
BANC OF AMERICA FUNDING CORP B                            2035    5.29%              5,456                5,488         3,530
BAA_2003-1                                                2033    5.00%              1,942                1,950         1,804
BOAMS_04-B                                                2034    4.56%              5,752                5,734         2,540
BOAMS_04-5                                                2019    5.00%              4,369                4,456         4,391
BOAMS_03-I                                                2033    3.72%              7,313                7,289         6,721
BOAMS_2004-E                                              2034    4.16%             15,000               14,921        12,659
BOAMS_2004-E                                              2034    4.13%              4,282                4,113         1,812
BOAMS_04G                                                 2034    3.97%              6,159                6,053         2,594
BOAMS_2004-H                                              2034    3.75%              3,374                3,337         1,028
BOAMS_06-B                                                2046    6.03%              4,534                4,145         3,257
BALTA_05-2                                                2035    4.62%              5,871                5,858         3,981
BALTA_05-2                                                2035    4.08%              4,205                4,227         1,000
BSMF_06-AR5                                               2046    0.44%             13,536                6,016         3,763
BVMBS_05-1                                                2035    4.44%              8,393                8,368         6,520(e)
CSMC_09-9R                                                2037    5.50%             11,336               11,110        11,336
CWA_2004-33                                               2034    3.57%              1,116                1,127           794(d)
CWALT_05-27                                               2035    2.15%              5,741                5,789         2,771
CWALT_05-24                                               2035    1.94%              4,307                4,344         2,513
CWALT_06-OA19                                             2047    0.48%             17,978                6,184         4,718
CWHL_05-HYB7                                              2035    5.63%             14,017               13,500         9,164(e)
CWHL_04-12                                                2034    3.97%              5,167                3,525         1,404(e)
CHASE_03-S7                                               2018    0.63%              7,383                6,467         6,559(e)
CFLX_07-M1                                                2037    0.38%             22,066               20,315        13,996
CMLTI_05-3                                                2035    4.64%              5,390                5,364         4,269(e)
CMLTI_09-3                                                2035    5.25%             13,826               13,628        13,687
CMLTI_09-3                                                2034    4.67%              3,034                2,951         2,913(d)
CMLTI_09-3                                                2033    2.82%             12,204               11,741        11,808(d)
CMLTI_09-9                                                2034    4.91%             26,935               27,070        25,599(d)
CMLTI_09-9                                                2035    5.41%              9,399                9,445         8,833(d)
DBALT_06-AR6                                              2037    0.40%             24,300               17,287        13,943(d)
DBALT_07-AR1                                              2047    0.39%             22,051               19,717         9,678(e)
DBALT_07-OA1                                              2047    0.38%              6,478                6,478         3,224(e)
DEUTSCHE MORTGAGE SECURITIES I                            2037    6.00%              8,716                8,629         8,344
GSR_05-AR5                                                2035    5.16%             10,702               10,701         8,293(d)
GSR MORTGAGE LOAN TRUST GSR_05                            2035    4.55%              7,584                7,150         6,278
FHAT_2004-A4                                              2034    2.87%              2,564                2,604         1,622
FHAMS_04-AA7                                              2035    3.27%              1,528                1,541         1,025
FHAMS_05-AA2                                              2035    3.05%              2,832                2,879         1,811
FHAMS_05-AA3                                              2035    5.33%              7,188                7,248         4,607
GMHE_2004-AR2                                             2034    4.36%              2,820                2,828         2,682
GMHE_2004-AR2                                             2034    5.22%              5,636                5,646         5,284
GSR_05-AR3                                                2035    5.02%              7,281                7,310         5,636
GSR_04-10F                                                2019    4.50%              1,327                1,327         1,332
GSR_05-AR1                                                2035    3.38%              7,939                7,976         6,121
GS MORTGAGE SECURITIES CORPORA                            2035    3.27%              8,460                7,505         7,706
GS MORTGAGE SECURITIES CORPORA                            2035    3.75%              4,881                4,330         4,437(d)
GPMF_05-AR5                                               2045    2.63%              8,542                8,306         4,974(d)
HARBORVIEW MORTGAGE LOAN TRUST                            2034    4.77%              5,550                5,595         5,125(e)
HVML_2004-4                                               2034    0.99%                232                  230           148
HVMLT_2004-6                                              2034    4.66%              2,768                2,748         1,966
HVMLT_04-7                                                2034    2.90%              4,277                4,244         3,302
HVMLT_2004-10                                             2035    3.28%              2,174                2,196         1,756
HVMLT_05-8                                                2035    2.13%              4,123                4,159         2,429
HVMLT_05-15                                               2045    2.63%             10,700               10,141         6,213
HVMLT_06-14                                               2047    0.43%             12,464                6,077         4,053(e)
INDX_05-AR1                                               2035    4.40%                147                  148           136(e)
INDYMAC INDX MORTGAGE LOAN TRU                            2035    5.01%              6,618                6,650         4,300
JEFFERIES & CO JMAC_09-R12                                2035    4.38%             22,952               22,093        22,264
JEFFERIES & CO JMAC_09-R12                                2035    3.49%              9,489                9,134         9,270(d)
JMAC_09-R3                                                2035    5.29%             16,463               14,281        15,093(d)

JMAC_09-R11                                               2035    5.27%             19,082               18,891        17,995(d)
LVII_09-1                                                 2037    5.95%             21,658               21,496        21,495(d)
LUMINENT MORTGAGE TRUST LUM_06                            2046    0.47%              5,182                2,786         1,589(d)
LUMINENT MORTGAGE TRUST LUM_07                            2037    0.42%              7,981                4,069         2,559(e)
MARM_05-1                                                 2035    4.38%              4,623                4,685         3,212(e)
MERRILL LYNCH MOR INVEST INC M                            2033    3.56%              5,517                5,504         5,048
MLCC_2004-1                                               2034    2.89%              1,871                1,875         1,675
MLMI_05-A1                                                2034    3.12%              3,986                3,996         3,462
MLMI_05-A2                                                2035    4.26%              7,323                7,323         6,277
MSM_2004-6AR                                              2034    3.99%              5,148                3,407         1,310
MSM_2004-10AR                                             2034    3.43%                862                  870           702(e)
MSM_2004-10AR                                             2034    3.23%              3,296                3,341         2,747
RBSSP_09-8                                                2035    1.20%             20,071               17,430        17,261
RALI_07-Q                                                 2047    0.42%             11,709                5,722         3,144(d)
RFMSI_03-QS2                                              2033    4.50%              1,952                1,935         1,743(e)
RALI_04-QR1                                               2034    5.25%              2,688                2,696         2,542
RALI_05-QA2                                               2035    4.73%              6,528                6,588         4,335
RALI_04-QS5                                               2034    4.75%              2,166                2,158         2,054
RALI_05-Q                                                 2035    5.58%              2,596                  756           620
RFMSI_05-SA2                                              2035    5.13%             14,349               14,376        11,370(e)
SASC_2003-24A                                             2033    5.58%              2,042                2,076         1,905
STRUCTURED ADJUSTABLE RATE MOR                            2034    3.26%              5,816                5,921         2,320
WASHINGTON MUTUAL WAMU_05-AR4                             2035    4.65%             10,000                9,961         8,145
WASHINGTON MUTUAL WAMU_04-S3                              2034    5.50%              9,982               10,025        10,048
WASHINGTON MUTUAL WAMU_05-AR10                            2035    4.82%             10,000                9,998         7,128
WAMU_04-AR10                                              2044    0.67%              2,288                2,296         1,181
WAMU_05-AR3                                               2035    4.61%              7,128                7,153         6,098
WFMBS_04-0                                                2034    4.86%              4,139                4,102         4,045
WFMBS_04-P                                                2034    3.06%              6,621                6,484         3,108
WFMBS_04-W                                                2034    2.99%             20,000               20,052        18,061
WFMBS_03-16                                               2018    4.75%              9,917                9,418         9,777
WFMBS_03-14                                               2018    4.75%              7,263                6,990         7,161
WFMBS_04-CC                                               2035    4.96%              4,198                4,213         3,917
WFMBS_05-AR2                                              2035    4.32%              2,450                2,458         2,174
WFMBS_05-AR2                                              2035    4.91%              7,715                7,656         7,016
WFMBS_04-DD                                               2035    3.20%              5,761                5,762         4,356
WFMBS_05-AR12                                             2035    3.42%             10,000                9,320         7,968
ACCR_05-4                                                 2035    0.44%              4,948                4,591         4,553
AMXCA_06-2                                                2014    5.35%             10,000               10,312        10,579
AMCAR_06-RM                                               2011    5.42%              2,953                2,928         2,994
ABSHE_05-HE2                                              2035    0.68%              6,758                5,440         6,075
CBASS_05-RP2                                              2035    6.09%              2,021                1,840         1,824
CLI FUNDING LLC CLIF_06-1                                 2021    0.41%              6,051                3,466         4,331(d)
CWL_05-7                                                  2035    0.64%              7,249                6,919         7,072(d)
CWHEL_04-K                                                2034    0.53%                763                  764           348
CWL_05-4                                                  2035    0.69%             19,000               16,378        16,737
CARAT_07-1SN                                              2011    0.33%              9,143                9,128         9,137
CAPITAL AUTO RECEIVABLES ASSET                            2011    1.26%             15,000               14,843        15,030
CARAT_07-4A                                               2014    5.30%             10,640               10,650        11,213(d)
COMET_06-A5                                               2016    0.29%             30,000               26,107        29,299
AESOP_05-4                                                2010    4.40%             18,000               17,999        18,002
CDTIM_05-1A                                               2017    4.67%              1,303                1,303         1,139(d)
COLLE_02-2                                                2042    1.75%             10,000                7,236         7,800(d)
CROWN CASTLE TOWERS LLC CCI_05                            2035    0.61%             15,000               14,894        14,731(d)
DB MASTER FINANCE DBMF_06-1                               2031    5.78%             15,000               14,328        14,462(d)
DCMT_05-4                                                 2015    0.32%             15,000               12,867        14,580(d)
DCENT_07-A2                                               2015    0.59%             16,010               13,970        15,702
FMIC_04-3                                                 2034    2.08%              7,994                6,889         6,769
FORDO_09-B                                                2014    4.50%             10,000                9,999        10,503
FREMONT HOME LOAN TRUST FHLT_0                            2035    0.71%              7,164                6,380         6,465
GOAL CAPITAL FUNDING TRUST GOA                            2021    0.27%              3,560                3,450         3,537
HERTZ VEHICLE FINANCING LLC HE                            2011    0.48%             10,000                9,703         9,861
JPMAC_06-HE2                                              2036    0.33%              6,475                6,244         6,047(d)
NEW YORK CITY TAX LIEN NYCTL_0                            2018    4.78%                276                  276           276
OOMLT_07-HL1                                              2038    0.35%              6,978                6,313         6,240(d)
POPLR_05-3                                                2035    4.44%              4,408                4,401         3,988
RASC_05-KS12                                              2036    0.48%              7,010                6,303         6,290
RAMC_05-3                                                 2035    4.81%              5,204                5,195         4,650
RFMSI_04-KS9                                              2034    4.62%              9,112                8,836         6,124
RAMP_06-EFC1                                              2036    0.43%              2,803                2,557         2,450(e)

RESTRUCTURED ASSET SECURITIES                             2030    4.00%              3,103                3,092         3,213
SLMA_06-3                                                 2019    0.36%             15,000               14,260        14,748(d)
SLMA_03-A                                                 2020    0.69%             10,522                8,355         8,756
SLMA_05-A                                                 2020    0.39%             14,033               10,083        12,751
SLMA_05-B                                                 2023    0.43%             20,000               16,544        16,591
SBAP_05-10D                                               2015    4.51%              2,654                2,654         2,760
SVHE_06-EQ1                                               2036    0.34%              4,961                4,883         4,600
VWALT_09-A                                                2012    3.41%             10,000               10,000        10,253
LIFT - LEASE INVESTMENT FLIGHT                            2016    0.66%              1,513                1,513         1,097
AMCAR_06-BG                                               2013    5.21%             14,352               14,210        14,749
AMCAR_07-DF                                               2012    5.49%              5,957                5,953         6,020
CMLTI_09-6                                                2037    0.31%              7,222                6,987         6,680
CMLTI_09-7                                                2037    0.33%             12,737               11,534        11,591(d)
UPFCA_07-A                                                2013    5.53%              6,225                6,016         6,393(d)
CENTEX HOME EQUITY CHECK_03-A                             2031    3.75%              1,707                1,692         1,317
EQUITY ONE EQABS_2004-3                                   2034    5.10%              8,046                8,150         7,514
CITIBANK CREDIT CARD ISSUANCE                             2013    5.45%             15,000               15,097        15,796
US SMALL BUSINESS ADMINISTRATI                            2022    4.75%              2,359                2,395         2,451
US SMALL BUSINESS ADMINISTRATI                            2013    3.90%              1,157                1,164         1,188
US SMALL BUSINESS ADMINISTRATI                            2014    3.87%              2,911                2,927         2,989
CDCSC_02-FX1                                              2019    5.25%              1,123                1,122         1,126
COMM_04-LNB3                                              2037    4.71%              2,208                2,217         2,208
FMGT_03-T5                                                2013    4.06%              3,398                3,398         3,494
GFCM_03-1                                                 2035    5.25%              5,438                5,174         5,508
GECCMC_04-C2                                              2040    4.12%              5,758                5,742         5,480(d)
GNMA_04-10                                                2031    4.04%              7,668                7,642         7,906
GNMA_02-81                                                2025    3.82%              7,299                7,273         7,493
BACM_03-1                                                 2036    3.88%              3,635                3,625         3,676
BACM_05-4                                                 2045    4.76%             20,559               20,109        20,601
BACM_2004-5                                               2041    4.18%                241                  241           241
BACM_2004-5                                               2041    4.56%             14,866               14,835        14,961
BSCMS_2004-PWR5                                           2042    4.25%              3,795                3,793         3,759
CSFBMSC_04-C2                                             2036    3.82%             16,305               16,347        16,097
FANNIE MAE                                                2019    6.08%              5,985                6,057         6,517
GMACCMSI_2004-C3                                          2041    4.21%              2,574                2,566         2,554
GSMS_2004-GG2                                             2038    4.60%              7,558                7,588         7,552
GSMS_05-GG4                                               2039    4.68%              4,200                4,078         4,218
GSMS_07-EOP                                               2020    0.32%              4,690                4,530         4,461
GNMA_05-02                                                2019    4.12%              4,993                4,993         5,048(d)
GNMA_05-10                                                2021    4.03%              5,305                5,305         5,408
GCCF_03-C2                                                2036    4.02%              1,371                1,372         1,380
JPMCC_02-CIB5                                             2037    4.37%              1,781                1,785         1,813
JPMCC_06-LDP6                                             2043    5.16%              3,554                3,547         3,600
JPMCCMSC_05-LDP4                                          2042    4.79%             10,288               10,288        10,308
LB-UBS COMMERCIAL MORTGAGE TRU                            2039    5.23%              6,791                6,707         6,897
LBUBS_05-C1                                               2030    4.31%             11,423               11,375        11,435
LBUBSCMT_04-C4                                            2029    4.57%              4,208                4,208         4,213
MLMT_05-CIP1                                              2038    4.96%             10,690               10,397        10,722
MSC 2004-IQ8 A3                                           2040    4.50%              2,407                2,405         2,344
MSCI_04-HQ4                                               2040    4.22%              4,287                4,290         4,283
WBCMT_05-C19                                              2043    6.85%              4,567                4,616         4,738
BSCMS_05-PWR7                                             2041    4.95%              5,185                5,140         5,188
BSCMS_03-TOP10                                            2040    4.00%              2,793                2,795         2,818
BSCMS_07-PW16                                             2040    5.59%             16,347               15,455        16,883
CGCMT_05-EMG                                              2051    4.52%             10,000                9,855        10,065
GCCFC_07-GG9                                              2039    5.23%              3,909                3,956         3,971(d)
GCCFC_07-GG11                                             2049    5.36%             27,325               26,358        27,999
CSFBMSC_02-CKS4                                           2036    4.49%              7,823                7,786         7,959
CSFBMSC_03-C3                                             2038    3.94%              6,190                6,046         6,092
DLJCMC_00-CKP1                                            2033    7.18%             23,750               23,903        24,193
FUNBCMT_01-C4                                             2033    6.22%              6,190                6,226         6,481
GMACC_05-C1                                               2043    4.47%              6,147                6,123         6,152
GMACCMSC_00-C3                                            2035    6.96%              8,404                8,476         8,647
GMACC_02-C3                                               2039    4.15%              6,818                6,707         6,920
GMACC_03-C2                                               2040    5.48%              7,000                7,028         7,240
GECMC_05-C3                                               2045    5.05%              2,382                2,393         2,392
GNMA_09-63                                                2038    3.40%             24,810               24,609        24,770
GNMA_2004-XX                                              2020    2.91%              5,430                5,398         5,469
GNMA_2004-45                                              2021    4.02%              5,610                5,592         5,672
GNMA_2004-23                                              2027    3.63%              8,612                8,605         8,792

GNMA_2004-60                                              2018    4.10%                124                  124           124
GNMA_04-77                                                2020    4.59%              1,843                1,843         1,856
JPMCMFC_03-LN1                                            2037    4.13%              5,548                5,363         5,561
JPMCC_05-LDP1                                             2046    4.85%              8,926                9,012         9,072
LBUBS_05-C2                                               2030    4.82%             18,865               18,641        18,892
LBUBSCMT_05-C5                                            2030    4.74%              2,293                2,292         2,296
LB-UBS COMM MORT TRUST LBUBSCM                            2026    4.07%              2,278                2,280         2,323
LBUBSCMT_2004-C8                                          2029    4.20%              9,584                9,579         9,581
LB-UBS COMM MORT TRUST LBUBSCM                            2027    4.06%              5,581                5,580         5,613
LB-UBS COMM MORT TRUST LBUBSCM                            2027    4.21%              1,523                1,522         1,511
LBUBS_05-C7                                               2030    5.10%             19,004               18,218        19,111
JPMC_00-C10                                               2032    7.37%              4,628                4,625         4,627
MORGAN STANLEY CAPITAL I MSDWC                            2040    3.27%                973                  973           975
MSDWCI_04-T13                                             2045    3.94%              5,326                5,307         5,322
MSDWCI_02-TOP7                                            2039    5.38%                361                  361           366
MSC_07-HQ13                                               2044    5.36%             31,759               31,204        32,552
PCMT_03-PWR1                                              2036    3.67%              2,755                2,722         2,778
JPMCC_01-CIB2                                             2035    6.43%             23,390               23,282        24,361
BACM_02-2                                                 2043    5.12%             10,835               10,629        11,216
JPMCCMSC_03-CIBC6                                         2037    4.39%              4,523                4,498         4,581
PSSF_00-C1                                                2032    7.73%              6,096                6,091         6,093
BALL_01-FM                                                2016    6.12%                977                  977         1,000
WBCMT_05-C17                                              2042    5.04%              3,580                3,514         3,650(d)
                                                                                 ---------            ---------     ---------
TOTAL - NON-GOVERNMENT AGENCY MTG-BACKED                                         1,930,609            1,816,247     1,704,769
                                                                                 ---------            ---------     ---------
CORPORATE DEBT SECURITIES
CORPORATE - FINANCE
BANK OF AMERICA CORP                                      2010    7.80%              5,000                5,020         5,036
CROWN AMERICAS INC                                        2013    7.63%                487                  487           503
CROWN AMERICAS INC                                        2013    7.63%                 10                   10            10
CROWN AMERICAS INC                                        2015    7.75%                330                  335           342
CROWN AMERICAS INC                                        2015    7.75%                495                  503           512
CROWN AMERICAS INC                                        2015    7.75%                320                  326           331
HERTZ CORPORATION - THE                                   2014    8.88%              1,115                1,115         1,140
HERTZ CORPORATION - THE                                   2014    8.88%                325                  327           332
HERTZ CORPORATION - THE                                   2014    8.88%                205                  208           210
ING SECURITY LIFE INSTITUTIONA                            2010    4.25%             15,000               15,000        14,986
ING SECURITY LIFE INSTITUTIONA                            2010    4.25%              5,000                5,000         4,995(d)
ING SECURITY LIFE INSTITUTIONA                            2010    4.25%              3,750                3,750         3,747(d)
LEHMAN BROTHERS HOLDINGS INC                              2010    0.00%              2,500                  319           488(d)
LEHMAN BROTHERS HOLDINGS INC                              2010    0.00%              6,000                  765         1,170(e)
LEHMAN BROTHERS HOLDINGS INC                              2010    0.00%              5,000                  625           975(e)
MERRILL LYNCH & CO INC                                    2010    4.50%              2,000                2,001         2,056(e)
METROPOLITAN LIFE GLOBAL FUNDI                            2010    4.50%             20,000               19,996        20,179
PRICOA GLOBAL FUNDING I                                   2010    4.20%              2,480                2,480         2,481(d)
SUNGARD DATA                                              2014    4.88%                370                  345           345(d)
SUNTRUST BANK                                             2011    6.38%              3,500                3,595         3,638
US BANK NA                                                2011    6.38%              1,455                1,503         1,564
WELLS FARGO BANK NA                                       2011    6.45%              4,000                4,082         4,224
WELLS FARGO BANK NA                                       2011    6.45%             10,000               10,238        10,560
WELLS FARGO BANK NA                                       2011    6.45%              2,500                2,557         2,640
WELLS FARGO BANK NA                                       2011    6.45%              1,750                1,789         1,848
                                                                                 ---------            ---------     ---------
TOTAL - CORPORATE - FINANCE                                                         93,592               82,376        84,312
                                                                                 ---------            ---------     ---------
CORPORATE - INDUSTRIAL
AMERISOURCEBERGEN CORP                                    2015    5.88%                400                  399           436
AMERISOURCEBERGEN CORP                                    2015    5.88%                555                  553           605
BALL CORP                                                 2012    6.88%                500                  503           507
BALL CORP                                                 2012    6.88%              1,500                1,508         1,521
BOISE CASCADE LLC                                         2014    7.13%                299                  306           269
BOYD GAMING CORP                                          2014    6.75%                250                  251           225
BOYD GAMING CORP                                          2014    6.75%                250                  245           225
BOYD GAMING CORP                                          2014    6.75%                250                  254           225
BOYD GAMING CORP                                          2014    6.75%                250                  250           225
BRISTOW GROUP INC                                         2013    6.13%                500                  490           494
BURLINGTON NORTHERN SANTA FE C                            2012    4.26%              3,787                3,787         3,835
BURLINGTON NORTHERN SANTA FE C                            2012    4.26%              2,241                2,241         2,287(d)
BURLINGTON NORTHERN SANTA FE C                            2010    7.13%              5,000                5,124         5,307(d)
BURLINGTON NORTHERN SANTA FE C                            2010    7.13%             10,000               10,167        10,614
BURLINGTON NORTHERN SANTA FE C                            2010    7.13%              3,113                3,158         3,304

BURLINGTON RESOURCES - CANADA                             2011    6.50%              9,100                9,756         9,960
CALIFORNIA STEEL INDUSTRIES                               2014    6.13%                500                  499           469
CALIFORNIA STEEL INDUSTRIES                               2014    6.13%                500                  499           469
CALIFORNIA STEEL INDUSTRIES                               2014    6.13%                500                  498           469
CHURCH & DWIGHT CO INC                                    2012    6.00%                 55                   55            56
CHURCH & DWIGHT CO INC                                    2012    6.00%              1,000                1,002         1,018
CHURCH & DWIGHT CO INC                                    2012    6.00%                200                  200           204
CHURCH & DWIGHT CO INC                                    2012    6.00%                245                  245           249
CHURCH & DWIGHT CO INC                                    2012    6.00%                250                  248           254
CLOROX CO                                                 2010    4.20%             15,000               15,000        15,014
CLOROX CO                                                 2010    4.20%              5,065                5,065         5,070
CLOROX CO                                                 2010    4.20%              2,530                2,530         2,532
CLOROX CO                                                 2010    4.20%              5,065                5,065         5,070
CLOROX CO                                                 2010    4.20%              1,000                1,000         1,001
CLOROX CO                                                 2010    4.20%              2,825                2,824         2,828
CLOROX CO                                                 2010    4.20%              4,000                3,999         4,004
COMCAST CORP                                              2011    5.50%              2,500                2,530         2,612
COMCAST CORP                                              2011    5.50%              5,000                5,059         5,223
COMCAST CORP                                              2011    5.50%             10,000               10,092        10,446
COMCAST CORP                                              2010    5.45%             10,000                9,915        10,335
COMCAST HOLDINGS CORP                                     2012   10.63%              2,250                2,648         2,655
CONAGRA FOODS INC                                         2010    7.88%              1,158                1,170         1,212
CSC HOLDINGS INC                                          2012    6.75%                 64                   65            66
CSX CORP                                                  2011    6.75%             10,000               10,056        10,621
DAVITA INC                                                2013    6.63%              1,000                  999         1,003
DEL MONTE FOODS CORP                                      2015    6.75%              1,500                1,505         1,530
DENBURY RESOURCES INC                                     2013    7.50%                500                  504           503
DENBURY RESOURCES INC                                     2013    7.50%                165                  166           166
DR HORTON INC                                             2012    5.38%                445                  444           445
DR HORTON INC                                             2012    5.38%                440                  440           440
DR HORTON INC                                             2012    5.38%                885                  885           885
ECHOSTAR DBS CORP                                         2011    6.38%              1,000                1,000         1,033
ENCORE ACQUISITION CO                                     2014    6.25%                500                  487           500
ENCORE ACQUISITION CO                                     2014    6.25%                500                  486           500
ENCORE ACQUISITION CO                                     2015    6.00%                160                  154           160
FLEXTRONICS INTERNATIONAL LTD                             2013    6.50%                500                  501           501
FLEXTRONICS INTERNATIONAL LTD                             2013    6.50%                300                  301           301
FLEXTRONICS INTERNATIONAL LTD                             2013    6.50%                250                  251           251
GARDNER DENVER INC                                        2013    8.00%                250                  250           243
GIBRALTAR INDUSTRIES                                      2015    8.00%                125                  125           121
GIBRALTAR INDUSTRIES                                      2015    8.00%                125                  125           121
HOSPIRA INC                                               2012    5.55%              1,000                1,050         1,066
HOSPIRA INC                                               2012    5.55%              1,300                1,366         1,386
HOST HOTELS & RESORTS LP                                  2013    7.13%              1,000                1,000         1,016
HOST HOTELS & RESORTS LP                                  2013    7.13%                500                  511           508
HOST HOTELS & RESORTS LP                                  2013    7.13%                500                  509           508
KB HOME                                                   2014    5.75%                750                  749           705
KB HOME                                                   2014    5.75%                500                  498           470
KB HOME                                                   2014    5.75%                410                  408           385
KB HOME                                                   2015    5.88%                750                  742           694
KB HOME                                                   2015    5.88%                665                  666           615
KB HOME                                                   2015    5.88%                620                  621           574
KRAFT FOODS INC                                           2011    5.63%              9,250                9,375         9,843
KRAFT FOODS INC                                           2011    5.63%             13,222               13,598        14,069
KRAFT FOODS INC                                           2010    0.77%              7,650                7,477         7,649
L-3 COMMUNICATIONS CORP                                   2013    6.13%              1,330                1,327         1,343
L-3 COMMUNICATIONS CORP                                   2013    6.13%                170                  169           172
L-3 COMMUNICATIONS CORP                                   2013    6.13%                600                  599           606
L-3 COMMUNICATIONS CORP                                   2013    6.13%                400                  400           404
L-3 COMMUNICATIONS CORP                                   2013    6.13%                250                  253           253
L-3 COMMUNICATIONS CORP                                   2015    5.88%              1,000                1,000           999
LIN TELEVISION CORP                                       2013    6.50%                125                  124           121
LIN TELEVISION CORP                                       2013    6.50%                500                  500           483
MARATHON OIL CANADA CORP                                  2012    8.38%              2,000                2,209         2,239
MARATHON OIL CANADA CORP                                  2012    8.38%              2,180                2,439         2,440
MERITAGE HOMES CORP                                       2015    6.25%                250                  251           230
MERITAGE HOMES CORP                                       2015    6.25%                325                  304           299
MERITAGE HOMES CORP                                       2015    6.25%                270                  256           248
MIRANT NORTH AMERICA LLC                                  2013    7.38%                490                  492           484
MIRANT NORTH AMERICA LLC                                  2013    7.38%                485                  488           480

MOLSON COORS CAPITAL FINANCE U                            2010    4.85%              5,000                5,017         5,151
MOLSON COORS CAPITAL FINANCE U                            2010    4.85%             10,000               10,038        10,302
MOLSON COORS CAPITAL FINANCE U                            2010    4.85%             12,000               11,915        12,363
MOLSON COORS CAPITAL FINANCE U                            2010    4.85%              1,470                1,475         1,514
MOLSON COORS CAPITAL FINANCE U                            2010    4.85%                310                  311           319
MOLSON COORS CAPITAL FINANCE U                            2010    4.85%              1,840                1,864         1,896
MOOG INC                                                  2015    6.25%                500                  502           473
MOOG INC                                                  2015    6.25%                450                  452           426
MOOG INC                                                  2015    6.25%                200                  201           189
MOOG INC                                                  2015    6.25%                100                  100            95
MOOG INC                                                  2015    6.25%                250                  251           237
NEWFIELD EXPLORATION CO                                   2011    7.63%              1,000                1,000         1,033
NEWFIELD EXPLORATION CO                                   2011    7.63%              1,500                1,517         1,549
NEWFIELD EXPLORATION CO                                   2014    6.63%                200                  204           202
NEWS AMERICA INC                                          2010    4.75%              2,000                2,002         2,005
NEWS AMERICA INC                                          2010    4.75%              3,000                3,003         3,007
NEWS AMERICA INC                                          2010    4.75%              1,558                1,559         1,562
NEWS AMERICA INC                                          2010    4.75%              8,715                8,720         8,736
NEWS AMERICA INC                                          2038    6.75%              8,000                8,139         8,299
NEWS AMERICA INC                                          2038    6.75%                265                  269           275
NORFOLK SOUTHERN CORP                                     2010    8.63%              7,000                7,106         7,209
NORTHROP GRUMMAN CORP                                     2011    7.13%              2,500                2,560         2,646
NORTHROP GRUMMAN CORP                                     2011    7.13%              2,500                2,560         2,646
NOVA CHEMICALS CORPORATION                                2012    6.50%                500                  504           503
NOVA CHEMICALS CORPORATION                                2012    6.50%                800                  814           804
NOVA CHEMICALS CORPORATION                                2012    6.50%                500                  509           503
OMNICARE INC                                              2013    6.13%              1,000                1,007           970
OMNICARE INC                                              2013    6.13%                300                  300           291
OMNICARE INC                                              2013    6.13%                450                  450           437
OMNICARE INC                                              2015    6.88%                245                  247           238
OMNICARE INC                                              2015    6.88%                330                  333           321
PACIFIC ENERGY PARTNERS L.P.                              2015    6.25%                250                  251           257
PEABODY ENERGY CORP                                       2013    6.88%              1,000                1,004         1,011
PEABODY ENERGY CORP                                       2013    6.88%              1,500                1,515         1,517
PEABODY ENERGY CORP                                       2013    6.88%                300                  303           303
PEABODY ENERGY CORP                                       2016    5.88%                500                  502           488
PEABODY ENERGY CORP                                       2016    5.88%                500                  501           488
PHILLIPS PETROLEUM COMPANY                                2011    9.38%             10,000               10,521        10,821
ROGERS COMMUNICATIONS INC                                 2013    6.25%                920                  927         1,008
ROGERS COMMUNICATIONS INC                                 2013    6.25%                380                  382           416
ROGERS COMMUNICATIONS INC                                 2013    6.25%                200                  201           219
SABMILLER PLC                                             2011    6.20%              5,100                5,151         5,397
SILGAN HOLDINGS INC                                       2013    6.75%                500                  500           505(d)
SILGAN HOLDINGS INC                                       2013    6.75%                500                  500           505
SPEEDWAY MOTORSPORTS INC                                  2013    6.75%              1,000                1,003           995
STATION CASINOS INC                                       2012    0.00%              1,000                  200           151
STATION CASINOS INC                                       2012    0.00%                500                  100            76(e)
STATION CASINOS INC                                       2012    0.00%                160                   32            24(e)
TIME WARNER INC                                           2012    6.88%              9,410               10,185        10,302(e)
TIME WARNER INC                                           2012    6.88%              4,731                5,122         5,179
TRANSDIGM INC                                             2014    7.75%                720                  720           729
TTX COMPANY                                               2010    4.50%              2,000                2,001         2,025
UNION PACIFIC CORP                                        2010    3.63%              3,000                2,999         3,036(d)
UNION PACIFIC CORP                                        2010    3.63%              5,740                5,726         5,809
UNION PACIFIC CORP                                        2010    3.63%              6,750                6,736         6,831
UNION PACIFIC CORP                                        2010    3.63%                666                  662           674
UNION PACIFIC RAILROAD COMPANY                            2012    3.86%              5,855                5,855         5,982
UNITED RENTALS - NORTH AMERICA                            2012    6.50%                415                  415           414(d)
UNITED RENTALS - NORTH AMERICA                            2012    6.50%                250                  249           249
UNITED RENTALS - NORTH AMERICA                            2012    6.50%                250                  250           249
VAIL RESORTS INC                                          2014    6.75%                500                  503           496
VAIL RESORTS INC                                          2014    6.75%                150                  150           149
VALMONT INDUSTRIES INC                                    2014    6.88%                230                  230           236
VALMONT INDUSTRIES INC                                    2014    6.88%                255                  255           262
VALMONT INDUSTRIES INC                                    2014    6.88%                785                  786           807
VALMONT INDUSTRIES INC                                    2014    6.88%                230                  230           236
VIDEOTRON - LE GRPE LTD                                   2014    6.88%              1,000                1,007         1,005
WABTEC CORP                                               2013    6.88%              1,000                1,008         1,010
WABTEC CORP                                               2013    6.88%                360                  362           364
WASHINGTON MUTUAL BANK FA                                 2011    0.00%              1,500                    0             8

WASTE MANAGEMENT INC                                      2010    7.38%              3,430                3,447         3,553(e)
WASTE MANAGEMENT INC                                      2010    7.38%              5,215                5,241         5,402
WASTE MANAGEMENT INC                                      2010    7.38%             20,000               20,116        20,717
WASTE MANAGEMENT INC                                      2010    7.38%              3,330                3,362         3,449
WASTE MANAGEMENT INC                                      2010    7.38%              3,000                3,025         3,108
WEATHERFORD INTERNATIONAL LTD                             2013    5.15%             12,000               12,452        12,567
WEATHERFORD INTL INC                                      2011    6.63%                789                  847           844
WELLPOINT INC                                             2011    5.00%              8,000                8,005         8,272
WELLPOINT INC                                             2012    6.80%              3,700                3,854         4,082
YUM! BRANDS INC                                           2011    8.88%              6,432                6,710         6,960
YUM! BRANDS INC                                           2011    8.88%              1,000                1,042         1,082
YUM! BRANDS INC                                           2011    8.88%              5,597                5,835         6,056
YUM! BRANDS INC                                           2011    8.88%              4,000                4,174         4,328
YUM! BRANDS INC                                           2011    8.88%              3,000                3,131         3,246
YUM! BRANDS INC                                           2011    8.88%              4,000                4,170         4,328
YUM! BRANDS INC                                           2011    8.88%              2,000                2,085         2,164
YUM! BRANDS INC                                           2011    8.88%              5,625                5,864         6,087
YUM! BRANDS INC                                           2011    8.88%              3,500                3,780         3,787
                                                                                 ---------            ---------     ---------
TOTAL - CORPORATE - INDUSTRIAL                                                     414,047              418,373       427,374
                                                                                 ---------            ---------     ---------
CORPORATE - UTILITY
AMERICAN ELECTRIC POWER CO INC                            2010    5.38%              5,013                5,020         5,059
AMERICAN ELECTRIC POWER CO INC                            2010    5.38%              8,375                8,385         8,451
AMERICAN ELECTRIC POWER CO INC                            2010    5.38%              1,000                1,001         1,009
AMERICAN ELECTRIC POWER CO INC                            2010    5.38%              5,000                5,003         5,045
AMERICAN ELECTRIC POWER CO INC                            2010    5.38%             12,690               12,704        12,805
AMERICAN ELECTRIC POWER CO INC                            2010    5.38%              2,230                2,229         2,250
ANADARKO FINANCE                                          2011    6.75%              9,874                9,930        10,434
ARIZONA PUB SERVICE                                       2012    6.50%              1,300                1,375         1,397
ARIZONA PUB SERVICE                                       2012    6.50%              1,000                1,057         1,075
ARIZONA PUB SERVICE                                       2012    6.50%              6,000                6,333         6,449
ARIZONA PUB SERVICE                                       2011    6.38%              4,225                4,209         4,523
ARIZONA PUB SERVICE                                       2011    6.38%              1,000                  990         1,070
CENTERPOINT ENERGY RESOURCES C                            2011    7.75%              5,000                5,122         5,288
CENTERPOINT ENERGY RESOURCES C                            2011    7.75%              1,000                1,026         1,058
CENTERPOINT ENERGY RESOURCES C                            2011    7.75%              1,030                1,055         1,089
CENTERPOINT ENERGY RESOURCES C                            2011    7.75%              3,122                3,197         3,302
CENTERPOINT ENERGY RESOURCES C                            2011    7.75%              1,304                1,360         1,379
CHESAPEAKE ENERGY CORP                                    2014    7.50%              1,000                1,009         1,020
CHESAPEAKE ENERGY CORP                                    2013    7.50%              1,000                1,013         1,018
CHESAPEAKE ENERGY CORP                                    2013    7.50%                500                  510           509
CHESAPEAKE ENERGY CORP                                    2015    6.38%                300                  302           294
CHESAPEAKE ENERGY CORP                                    2017    6.50%                210                  208           206
CONSUMERS ENERGY COMPANY                                  2010    4.00%              7,500                7,496         7,581
CONSUMERS ENERGY COMPANY                                  2010    4.00%             18,554               18,554        18,755
DETROIT EDISON                                            2010    6.13%              5,000                5,041         5,196
DEUTSCHE TELEKOM INTERNATIONAL                            2010    8.50%                750                  763           775
DEUTSCHE TELEKOM INTERNATIONAL                            2010    8.50%              3,500                3,562         3,617
DEUTSCHE TELEKOM INTERNATIONAL                            2010    8.50%              4,000                4,076         4,134
DEUTSCHE TELEKOM INTERNATIONAL                            2010    8.50%              7,500                7,648         7,751
DEUTSCHE TELEKOM INTERNATIONAL                            2010    8.50%              8,000                8,127         8,267
DEUTSCHE TELEKOM INTERNATIONAL                            2010    8.50%             10,000               10,157        10,334
DEUTSCHE TELEKOM INTERNATIONAL                            2010    8.50%                900                  919           930
DIRECTV HOLDINGS LLC                                      2015    6.38%              1,000                  994         1,039
DIRECTV HOLDINGS LLC                                      2015    6.38%                500                  498           519
DIRECTV HOLDINGS LLC                                      2015    6.38%                485                  479           504
DOMINION RESOURCES INC/VA                                 2010    1.30%              5,500                5,372         5,524
DOMINION RESOURCES INC/VA                                 2010    1.30%              4,000                3,910         4,017
DTE ENERGY CO                                             2011    7.05%              4,000                4,048         4,238
DTE ENERGY CO                                             2011    7.05%              2,000                2,016         2,119
DTE ENERGY CO                                             2011    7.05%              3,000                3,024         3,178
DTE ENERGY CO                                             2011    7.05%              5,000                5,050         5,297
DUKE ENERGY CAROLINAS LLC                                 2010    7.38%              8,384                8,431         8,471
DUKE ENERGY CAROLINAS LLC                                 2010    7.38%              5,000                5,024         5,052
DUKE ENERGY CAROLINAS LLC                                 2010    7.38%              1,915                1,925         1,935
EXELON CORP                                               2010    4.45%             10,000                9,985        10,165
FIRSTENERGY CORP                                          2011    6.45%                889                  892           963
KERR-MCGEE CORP                                           2011    6.88%              5,000                4,999         5,382
KERR-MCGEE CORP                                           2011    6.88%              3,640                3,684         3,918
NEVADA POWER COMPANY                                      2012    6.50%              2,522                2,735         2,704

NISOURCE FINANCE CORPORATION                              2010    7.88%              5,000                5,137         5,242
NISOURCE FINANCE CORPORATION                              2010    7.88%              2,500                2,568         2,621
NISOURCE FINANCE CORPORATION                              2010    7.88%              6,125                6,188         6,421
OHIO POWER CO                                             2010    0.46%              3,000                2,960         3,000
PACIFIC GAS AND ELECTRIC COMPA                            2010    1.21%             25,000               25,000        25,100
PROGRESS ENERGY INC                                       2011    7.10%              5,000                5,081         5,292
PROGRESS ENERGY INC                                       2011    7.10%             15,721               16,007        16,638
RRI ENERGY INC                                            2014    6.75%                267                  269           272
RRI ENERGY INC                                            2014    6.75%                825                  831           842
SPRINT CAPITAL CORP                                       2011    7.63%             10,000               10,270        10,237
SBC COMMUNICATIONS INC                                    2011    6.25%              2,000                2,036         2,118
SBC COMMUNICATIONS INC                                    2011    6.25%              5,000                5,088         5,295
TELECOM ITALIA CAPITAL                                    2010    4.00%             15,000               14,998        15,011
TELEFONICA EUROPE                                         2010    7.75%              5,000                5,097         5,231
TELEFONICA EUROPE                                         2010    7.75%              5,000                5,103         5,231
TELEFONICA EUROPE                                         2010    7.75%             10,000               10,209        10,461
TELEFONICA EUROPE                                         2010    7.75%             10,000               10,210        10,461
TELEFONICA EUROPE                                         2010    7.75%              2,000                2,005         2,091
TELUS CORP                                                2011    8.00%              5,000                5,210         5,413
TELUS CORP                                                2011    8.00%              2,900                3,022         3,140
TELUS CORP                                                2011    8.00%              2,000                2,084         2,165
TELUS CORP                                                2011    8.00%             10,000               10,180        10,825
TELUS CORP                                                2011    8.00%              5,881                5,987         6,367
TRANS CONTINENTAL GAS PIPELINE                            2011    7.00%                250                  255           269
TRANS CONTINENTAL GAS PIPELINE                            2011    7.00%                250                  255           269
TRANS CONTINENTAL GAS PIPELINE                            2011    7.00%                250                  252           269
TRANS CONTINENTAL GAS PIPELINE                            2011    7.00%              4,000                4,021         4,302
TRANS CONTINENTAL GAS PIPELINE                            2011    7.00%                500                  519           538
TRANSCANADA PIPELINES LTD                                 2010    6.13%             12,750               12,776        12,834
US WEST COMMUNICATIONS INC                                2015    7.63%                510                  513           528
VERIZON COMMUNICATIONS INC                                2010    7.25%             10,000               10,244        10,567
VERIZON COMMUNICATIONS INC                                2010    7.25%             10,500               10,763        11,095
VERIZON NEW YORK INC                                      2012    6.88%              4,000                4,134         4,352
VERIZON PENNSYLVANIA                                      2011    5.65%             12,250               12,409        13,018
VERIZON PENNSYLVANIA                                      2011    5.65%             12,000               12,540        12,752
VIRGINIA ELEC & PWR CO                                    2012    5.10%             10,405               10,903        11,237
VODAFONE GROUP PLC                                        2010    7.75%              3,500                3,514         3,526
VODAFONE GROUP PLC                                        2010    7.75%              5,250                5,270         5,289
VODAFONE GROUP PLC                                        2010    7.75%              4,500                4,517         4,534
VODAFONE GROUP PLC                                        2010    7.75%              3,760                3,775         3,788
VODAFONE GROUP PLC                                        2010    7.75%             10,000               10,039        10,075
VODAFONE GROUP PLC                                        2010    7.75%              7,000                7,026         7,052
WISCONSIN ENERGY CORP                                     2011    6.50%             11,985               12,264        12,677
XCEL ENERGY INC                                           2010    7.00%              5,500                5,601         5,790
XCEL ENERGY INC                                           2010    7.00%              2,955                3,008         3,111
XTO ENERGY INC                                            2014    4.90%              1,000                  997         1,075
XTO ENERGY INC                                            2010    5.00%             20,000               19,999        20,520
XTO ENERGY INC                                            2010    5.00%             10,000               10,011        10,260
XTO ENERGY INC                                            2010    5.00%              2,200                2,206         2,257
                                                                                 ---------            ---------     ---------
TOTAL - CORPORATE - UTILITY                                                        519,246              525,798       538,553
                                                                                 ---------            ---------     ---------
TOTAL - CORPORATE DEBT SECURITIES                                                1,026,885            1,026,547     1,050,239
                                                                                 ---------            ---------     ---------
FIXED INCOME - TRADING                                                                   0                    0             0
                                                                                 ---------            ---------     ---------
TOTAL BONDS AND NOTES                                                            3,800,572            3,697,973     3,627,993
                                                                                 ---------            ---------     ---------
PREFERRED STOCKS
UBS PREFERRED FUNDING TRUST                                       6.24%             20,000               19,612        15,650
                                                                                 ---------            ---------     ---------
TOTAL - PREFERRED STOCK                                                             20,000               19,612        15,650
                                                                                 ---------            ---------     ---------
COMMON STOCKS
Corporate - Finance
NPF XII  INC - ABS                                                                  10,000                    0             0
                                                                                 ---------            ---------     ---------
TOTAL - CORPORATE - FINANCE                                                         10,000                    0             0
                                                                                 ---------            ---------     ---------
AUTO MFG/VEH PARTS
MARK IV INDUSTRIES                                                                      10                   34           115
TOTAL - AUTO MFG/VEH PARTS                                                              10                   34           115
                                                                                 ---------            ---------     ---------
TOTAL - COMMON STOCKS                                                               10,010                   34           115
                                                                                 ---------            ---------     ---------

TOTAL INVESTMENTS IN SECURITIES OF UNAFFILIATED ISSUERS                          3,830,582            3,717,618     3,643,758
                                                                                 ---------            ---------     ---------

NOTES:

a) See Notes 1 and 3 to the financial statements regarding determination of cost and fair values. All available for sale securities are carried at fair value on the balance sheet.

b) In the absence of market quotations, securities are valued by Amerprise Certificate Company at fair value

c) Aggregate cost of investment in securities of unaffiliated issuers for federal income tax purposes was $4.3 billion.

d) Securities acquired in private negotiation which may require registration under federal securities law if they were to be publicly sold. Also see note 3b to financial statements

e)   Non-income producing securities

AMERIPRISE CERTIFICATE COMPANY                                       SCHEDULE II
INVESTMENTS IN AND ADVANCES TO AFFILIATES AND INCOME THEREON
DECEMBER 31, 2009, 2008 AND 2007
($ IN THOUSANDS)

                                                         Balance December 31, 2009       Interest
                                                      -------------------------------   Dividends
                                                        Principal            Carrying   Credited
                                                        Amount or     Cost     Value    to Income
Name of Issuer and Title of Issue                     No. of Shares    (a)      (b)        (c)
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
                                                                       ===     ===         ===

                                                         Balance December 31, 2007       Interest
                                                      -------------------------------   Dividends
                                                        Principal            Carrying   Credited
                                                        Amount or     Cost     Value    to Income
Name of Issuer and Title of Issue                     No. of Shares   (a)       (b)        (c)
---------------------------------                     -------------   ----   --------   ---------
Wholly Owned Subsidiary (b):
Real Estate Investment Company:
   Investors Syndicate Development Corporation:
      Capital Stock................................         100         $0      $0          $0
                                                           ====
Other Controlled Companies:
                                                           $  0          0       0           0
                                                           ====
Other Affiliates (as defined in Sec. 2(a)(3) of the        $  0          0       0           0
   Investment Company Act of 1940).................        ====        ---     ---         ---
                                                                        $0      $0          $0
   Total affiliates................................                    ===     ===         ===

NOTES:

(a) The aggregate cost for federal income tax purposes was nil at December 31, 2009, 2008 and 2007, subject to possible adjustment in certain circumstances under consolidated income tax return regulations.

(b) Investments in stocks of wholly owned subsidiaries are carried at cost adjusted for equity in undistributed net income since organization or acquisition of the subsidiaries.

(c) There were no dividends or interest earned which were not credited to income.

AMERIPRISE CERTIFICATE COMPANY                                      SCHEDULE III
MORTGAGE LOANS ON REAL ESTATE AND INTEREST EARNED ON MORTGAGES
YEAR ENDED DECEMBER 31, 2009
(THOUSANDS)

                                                                                                                  PART 2 - INTEREST
                                                                                  MORTGAGE LOANS                       EARNED
                                                   PART 1 -              ON REAL ESTATE AT END OF PERIOD            ON MORTGAGES
                                                   --------       --------------------------------------------- --------------------
                                                                                      AMOUNT OF                             AVERAGE
                                                                                   PRINCIPAL UNPAID                          GROSS
                                                                                   AT END OF PERIOD                         RATE OF
                                                                                 -------------------             INTEREST  INTEREST
                                                                                            SUBJECT    AMOUNT    DUE AND      ON
                                                                                              TO         OF      ACCRUED   MORTGAGES
                                                    NUMBER  PRIOR   CARRYING              DELINQUENT  MORTGAGES   AT END    HELD AT
                               PROPERTY               OF    LIENS   AMOUNT OF              INTEREST     BEING   OF PERIOD   END OF
LOAN NO.  DESCRIPTION (a)      LOCATION              LOANS   (b)  MORTGAGES (c),   TOTAL      (d)    FORECLOSED    (e)    PERIOD (f)
-------------------------      --------            -------- ----- -------------- --------  --------- ---------- --------- ----------
First mortgages:
   Insured by Federal
      Housing
      Administration -
      liens on:
      Residential -
         under $100                                     0            $      0    $      0      $0         $0                 0.000%
      Apartment and
         business - under
         $100                                           0                   0           0       0          0                 0.000%
                                                      ---            --------    --------     ---        ---                 -----
            Total                                       0                   0           0       0          0                 0.000%
                                                      ---            --------    --------     ---        ---                 -----
   Partially guaranteed
      under Serviceman's
      Readjustment Act of
         1944, as amended -
         liens on:
         Residential -
            under $100                                  0                   0           0       0          0                 0.000%
         Apartment and
            business -
            under $100                                  0                   0           0       0          0                 0.000%
                                                      ---            --------         ---     ---        ---                 -----
            Total                                       0                   0           0       0          0                 0.000%
                                                      ---            --------         ---     ---        ---                 -----
   Other - liens on:
      Residential                                       0                   0           0       0          0                 0.000%
                                                      ---            --------    --------     ---        ---                 -----
      Apartment and business:
         Under $100            III-4                   --                  --          --      --         --                 0.000%
         $100 to $150                                  --                  --          --      --         --                 0.000%
         $150 to $200                                  --                  --          --      --         --                 0.000%
         $200 to $250                                  --                  --          --      --         --                 0.000%
         $250 to $300                                  --                  --          --      --         --                 0.000%
         $300 to $350                                  --                  --          --      --         --                 0.000%
         $350 to $400
                     121047273 Rapid City SD            1     --          380         380      --         --                 6.850%
         $400 to $450                                  --                  --          --      --         --
                     121047298 Rock Hill SC             1     --          406         406      --         --                 7.250%
                     121047256 Rapid City SD            1     --          447         447      --         --                 6.750%
         $450 to $500
         OVER $500:            III-3
                     121047157 Tampa FL                 1     --        1,168       1,168      --         --                 7.650%
                     121047195 Pharr TX                 1     --        1,439       1,439      --         --                 5.680%
                     121047196 Pharr TX                 1     --        3,221       3,221      --         --                 5.680%
                     121047197 Alamo TX                 1     --          738         738      --         --                 5.680%
                     121047205 Tucson AZ                1     --        3,089       3,089      --         --                 6.330%
                     121047210 West Haven CT            1     --        5,699       5,699      --         --                 5.980%
                     121047214 Plymouth MN              1     --        8,699       8,699      --         --                 5.480%
                     121047215 Urbandale IA             1     --        2,159       2,159      --         --                 5.550%
                     121047216 Urbandale IA             1     --        1,700       1,700      --         --                 5.550%
                     121047224 Plano TX                 1     --        2,014       2,014      --         --                 6.000%
                     121047226 Austin TX                1     --        1,995       1,995      --         --                 5.500%
                     121047230 Houston TX               1     --        1,753       1,753      --         --                 5.110%
                     121047255 Forest Lake MN           1     --        2,219       2,219      --         --                 6.830%
                     121047262 Fargo ND                 1     --        4,845       4,845      --         --                 5.820%
                     121047268 Sebring FL               1     --        7,721       7,721      --         --                 6.650%
                     121047269 Spokane WA               1     --        1,813       1,813      --         --                 7.150%
                     121047281 Shaker Heights OH        1     --        1,751       1,751      --         --                 4.000%
                     121047285 Fort Myers FL            1     --        1,924       1,924      --         --                 6.750%
                     121047287 Rogers MN                1     --        2,647       2,647      --         --                 7.300%
                     121047289 Newport News VA          1     --        1,182       1,182      --         --                 6.900%
                     121047294 Hope Mills NC            1     --          712         712      --         --                 7.000%
                     121047295 Concord NC               1     --          563         563      --         --                 7.000%
                     121047308 Clearwater FL            1     --        5,201       5,201      --         --                 6.000%
                     121047318 Silverdale WA            1     --        2,131       2,131      --         --                 4.410%
                     121047320 Kirkland WA              1     --        2,824       2,824      --         --                 6.150%
                     121047329 Omaha NE                 1     --        1,015       1,015      --         --                 6.750%
                     121047336 Burr Ridge IL            1     --        3,462       3,462      --         --                 5.180%
                     121047338 Santa Fe NM              1     --        2,488       2,488      --         --                 5.420%
                     121047342 Tucson AZ                1     --        2,760       2,760      --         --                 5.800%
                     121087167 Ruskin FL                1     --        4,206       4,206      --         --                 5.650%
                     121087168 Riverview FL             1     --        2,210       2,210      --         --                 5.650%
                     121087187 Mebane NC                1     --        3,334       3,334      --         --                 5.690%
                     121087245 Southport CT             1     --        3,343       3,343      --         --                 5.750%
                     121087290 Doraville GA             1     --        2,236       2,236      --         --                 5.770%
                     121087313 Orchard Park NY          1     --        3,506       3,506      --         --                 5.460%
                     121087325 Austin TX                1     --        3,455       3,455      --         --                 5.850%
                     121087327 Marietta GA              1     --        2,187       2,187      --         --                 6.500%
                     121087330 Meriden CT               1     --        4,300       4,300      --         --                 5.390%
                     121087333 Broken Arrow OK          1     --        1,422       1,422      --         --                 5.130%
                     121087335 Blue Ash OH              1     --        3,176       3,176      --         --                 8.000%
                     121087337 Issaquah WA              1     --        7,438       7,438      --         --                 5.330%
                     121087343 Durham NC                1     --        2,075       2,075      --         --                 6.300%
                     121087344 Norcross GA              1     --        1,893       1,893      --         --                 6.220%
                     121087345 Henderson NV             1     --        6,834       6,834      --         --                 6.250%
                                                      ---    ---     --------    --------     ---        ---                 -----
Total Other                                            47     --      131,780     131,780      --         --                 5.943%
                                                      ---    ---     --------    --------     ---        ---                 -----
Unallocated Reserve for
   Losses                      (Acct # 1218300090)                      1,497
                                                                     --------
Total First Mortgage Loans
   on Real Estate                                      47            $130,283    $131,780      $0         $0
                                                      ===            ========    ========     ===        ===

AMERIPRISE CERTIFICATE COMPANY
MORTGAGE LOANS ON REAL ESTATE AND INTEREST EARNED ON MORTGAGES      SCHEDULE III
YEAR ENDED DECEMBER 31, 2009
(THOUSANDS)

PART 3 - LOCATION OF MORTGAGED PROPERTIES

                                                                        AMOUNT OF
                                                                        PRINCIPAL
                                                                    UNPAID AT END OF
                                                                         PERIOD
                                                                   ------------------
                                                                             SUBJECT
                                                       CARRYING                TO       AMOUNT OF
                   STATE IN            NUMBER  PRIOR  AMOUNT OF            DELINQUENT   MORTGAGES
               WHICH MORTGAGED           OF    LIENS  MORTGAGES             INTEREST      BEING
             PROPERTY IS LOCATED        LOANS   (b)      (c)        TOTAL     (d)      FORECLOSED
             -------------------       ------  -----  ---------    ------  ----------  -----------
Arizona                            AZ     2               5,849     5,849      --          --
Connecticut                        CT     3              13,343    13,343      --          --
Florida                            FL     6              22,429    22,429      --          --
Georgia                            GA     3               6,317     6,317      --          --
Iowa                               IA     2               3,859     3,859      --          --
Illinois                           IL     1               3,462     3,462      --          --
Minnesota                          MN     3              13,564    13,564      --          --
North Carolina                     NC     4               6,684     6,684      --          --
North Dakota                       ND     1               4,845     4,845      --          --
New England                        NE     1               1,015     1,015      --          --
New Mexico                         NM     1               2,488     2,488      --          --
Nevada                             NV     1               6,834     6,834      --          --
New York                           NY     1               3,506     3,506      --          --
Ohio                               OH     2               4,927     4,927      --          --
Oklahoma                           OK     1               1,422     1,422      --          --
South Carolina                     SC     1                 406       406      --          --
South Dakota                       SD     2                 827       827      --          --
Texas                              TX     7              14,615    14,615      --          --
Virginia                           VA     1               1,182     1,182      --          --
Washington                         WA     4              14,206    14,206      --          --
                                        ---            --------  --------     ---         ---
                    TOTAL                47             131,780   131,780      --          --
Unallocated Reserve for Losses                            1,497
                                                       --------
   (Acct #1218300090)
                                        ---            --------  --------     ---         ---
TOTAL                                    47            $130,283  $131,780     $ 0         $ 0
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

(f) Information as to interest income by type and class of loan has been omitted because it is not readily available and the obtaining thereof would involve unreasonable effort and expense. In lieu thereof, the average gross interest rates (exclusive of amortization of discounts and premiums) on mortgage loans held at December 31, 2009 are shown by type and class of loan.

     The average gross interest rates on mortgage loans held at December 31, 2009, 2008 and 2007 are summarized as follows:

                                                  2009      2008       2007
                                               --------   --------   --------
FIRST MORTGAGES:
   Insured by Federal Housing Administration      0.000%     0.000%     0.000%
   Partially guaranteed under Servicemen's
      Readjustment Act of 1944, as amended        0.000      0.000      0.000
   Other                                          5.943%     5.863%     6.003%
                                                  -----      -----      -----
      COMBINED AVERAGE                            5.943%     5.863%     6.003%
                                                  =====      =====      =====

(g) Following is a reconciliation of the carrying amount of mortgage loans for the years ended December 31, 2009, 2008 and 2007.

                                                  2009      2008       2007
                                               --------   --------   --------
BALANCE AT BEGINNING OF PERIOD                 $149,407   $205,823   $265,526
   New loans acquired:
      Nonaffiliated companies                        --         --      6,636
   Reserve for loss reversal                         --         --      1,700
                                               --------   --------   --------
      TOTAL ADDITIONS                                --         --      8,336
                                               --------   --------   --------
                                                149,407    205,823    273,862
                                               --------   --------   --------
DEDUCTIONS DURING PERIOD:
   Collections of principal                      14,304     56,416     68,039
   Transfers                                      2,120
   Reserve for loss                               2,700         --         --
                                               --------   --------   --------
      TOTAL DEDUCTIONS                           19,124     56,416     68,039
                                               --------   --------   --------
BALANCE AT END OF PERIOD                       $130,283   $149,407   $205,823
                                               ========   ========   ========

(h) The aggregate cost of mortgage loans for federal income tax purposes at December 31, 2009 was $131,780.

(i) At December 31, 2009, an unallocated reserve for loss on first mortgage loans of $1,497 is recorded.

AMERIPRISE CERTIFICATE COMPANY                                        SCHEDULE V
QUALIFIED ASSETS ON DEPOSIT
December 31, 2009

                                         INVESTMENT
                                         SECURITIES
                                    --------------------
                                    BONDS AND              MORTGAGE
                                      NOTES       STOCKS     LOANS     OTHER
NAME OF DEPOSITARY                     (a)          (b)       (c)       (d)        TOTAL
------------------                  ----------   -------   --------   -------   -----------
Deposits with states or their
   depositories to meet
   requirements of statutes and
   agreements:
   Illinois - Secretary of
      State of Illinois             $       51   $     0   $      0   $     0   $       51
   New Jersey - Commissioner
      of Banking and Insurance
      of New Jersey                         54         0          0         0           54
   Pennsylvania - Treasurer
      of the State of
      Pennsylvania                         162         0          0         0          162
   Texas - Treasurer of the
      State of Texas                       118         0          0         0          118
                                    ----------   -------   --------   -------   ----------
      TOTAL STATE DEPOSITS
         to meet requirements
         of  statues
         and agreements             $      385   $     0   $      0   $     0   $      385
                                    ----------   -------   --------   -------   ----------
   TOTAL CENTRAL DEPOSITORY -
   Ameriprise Trust Company          4,200,050    19,646    130,283    78,579    4,428,558
                                    ----------   -------   --------   -------   ----------
   TOTAL DEPOSITS                   $4,200,435   $19,646   $130,283   $78,579   $4,428,943
                                    ----------   -------   --------   -------   ----------

Notes:

(a)  Represents amortized cost of bonds and notes.

(b)  Represents average cost of individual issues of stocks.

(c) Represents unpaid principal balance of mortgage loans less unamortized discounts and reserve for losses.

(d)  Represents cost of purchased call options and accounts payable purchased.

                         AMERIPRISE CERTIFICATE COMPANY              SCHEDULE VI
                              Certificate Reserves
                           Part 1 - Summary of Changes
                          Year ended December 31, 2009
                                   (Thousands)

                                                                    Balance at beginning of period              Additions
                                                                    ------------------------------  --------------------------------
                                                                     Number
                                                                       of                                                   Charged
                                                    Yield           accounts    Amount               Charged     Reserve    to other
                                                 to maturity          with        of       Amount   to profit  payments by  accounts
                                                 on an annual       security   maturity      of      and loss  certificate    (per
               Description                      payment basis        holders    value     reserves  or income    holders     part 2)
               -----------                 -----------------------  --------  ---------  ---------  ---------  -----------  --------
Installment certificates:
  Reserves to mature:
  Series 15, includes extended maturities
     15, " " "                               2.40 Inst/2.50 Ext.           0          0          0         0            0          0
     20, " " "                               2.52 Inst/2.50 Ext.           0          0          0         0            0          0
     15A, " " "                              2.66 Inst/3.04 Ext.           0          0          0         0            0          0
     22A, " " "                                     3.09                   9        452        426        12            0          8
     I-76, " " "                                    3.35                  76      1,950      1,793        47           26          2
     Reserve Plus Flex Payment                    (note a)                 1          6          3         0            0          0
     IC-Q-Installment                             (note a)                 0          0          0         0            0          0
     IC-Q-Ins                                     (note a)                42        416        167         0           19          0
     IC-Q-Ins Emp                                 (note a)                 1          6          1         0            1          0
     IC-I                                         (note a)                71        967        671         0           47          4
     IC-I-Emp                                     (note a)                 6        216        523         0          109          3
     Inst                                             0                6,771          0     42,644         0       11,873        155
     Inst-E                                           0                   35          0        181         0           81          0
     RP-Q-Installment                             (note a)                 8         76         70         0            0          0
     RP-Q-Flexible Payment                        (note a)                 2         32         12         0            0          0
     RP-Q-Ins                                     (note a)                 3         24          3         0            0          0
     RP-Q-Ins Emp                                 (note a)                 0          0          0         0            0          0
     RP-I                                         (note a)                 0          0          0         0            0          0
     RP-I-EMP                                     (note a)               279     33,010          0         0            0          0
     Inst-R & RP I95                                  0                    6        655      1,760         0          816          7
     Inst-R-E                                         0                    0          0         20         0            5          0
                                                                     -------  ---------  ---------   -------    ---------    -------
           Total                                      0                7,310     37,810     48,274        59       12,977        179
                                                                     -------  ---------  ---------   -------    ---------    -------
  Payments made in advance of certificate
     year requirements and accrued
     interest thereon:
     15, includes ext maturities                      2                    0          0          0         0            0          0
     20, " " "                                        2                    0          0          0         0            0          0
     15A, " " "                                       3                    0          0          0         0            0          0
     22A, " " "                                       3                    0          0         27   0.67464        -0.02          0
     I-76, " " "                                     3.5                   0          0        110   3.70382       2.8089          0
                                                                     -------  ---------  ---------   -------    ---------    -------
           Total                                                           0          0        137         4            3          0
                                                                     -------  ---------  ---------   -------    ---------    -------

                                                       Deductions               Balance at close of period
                                           ---------------------------------  ------------------------------
                                                                               Number
                                                                    Credited     of
                                                          Cash      to other  accounts    Amount
                                                       surrenders   accounts    with        of       Amount
                                                        prior to      (per    security   maturity      of
               Description                 Maturities   maturity    part 2)    holders     value    reserves
               -----------                 ----------  ----------  ---------  --------  ---------  ---------
Installment certificates:
  Reserves to mature:
  Series 15, includes extended maturities
     15, " " "                                    0             0         0          0          0          0
     20, " " "                                    0             0         0          0          0          0
     15A, " " "                                   0             0         0          0          0          0
     22A, " " "                                 (15)            0         0          8        437        431
     I-76, " " "                               (431)         (342)      (29)        40      1,126      1,066
     Reserve Plus Flex Payment                    0             0         0          1          6          3
     IC-Q-Installment                             0             0         0          0          0          0
     IC-Q-Ins                                    (2)          (42)        0         31        302        142
     IC-Q-Ins Emp                                 0            (1)        0          1          6          1
     IC-I                                       (87)         (376)        0         33        415        259
     IC-I-Emp                                     0          (325)        0          6        216        310
     Inst                                    (2,682)      (15,723)        0      5,922          0     36,267
     Inst-E                                      (1)         (120)        0         37          0        141
     RP-Q-Installment                             0           (41)        0          6         54         29
     RP-Q-Flexible Payment                        0            (1)        0          1         12         11
     RP-Q-Ins                                     0            (0)        0          3         24          3
     RP-Q-Ins Emp                                 0             0         0          0          0          0
     RP-I                                         0             0         0          0          0          0
     RP-I-EMP                                     0             0         0          0          1          0
     Inst-R & RP I95                            (58)         (554)        0        303     30,399      1,971
     Inst-R-E                                    (9)           (0)        0          5        648         16
                                            -------    ----------  --------    -------  ---------  ---------
           Total                             (3,285)      (17,525)      (29)     6,397     33,646     40,650
                                            -------    ----------  --------    -------  ---------  ---------
  Payments made in advance of certificate
     year requirements and accrued
     interest thereon:
     15, includes ext maturities                  0             0         0          0          0   -0.00074
     20, " " "                                    0             0         0          0          0    0.00074
     15A, " " "                                   0             0         0          0          0    0.00175
     22A, " " "                             -0.00061            0  -7.85642          0          0   20.18966
     I-76, " " "                            -8.78762     -1.63401  -1.69411          0          0  104.28862
                                            -------    ----------  --------    -------  ---------  ---------
           Total                                 (9)           (1)      (10)         0          0        124
                                            -------    ----------  --------    -------  ---------  ---------

                         AMERIPRISE CERTIFICATE COMPANY              SCHEDULE VI
                              Certificate Reserves
                           Part 1 - Summary of Changes
                          Year ended December 31, 2009
                                   (Thousands)

                                                                    Balance at beginning of period              Additions
                                                                    ------------------------------  --------------------------------
                                                                     Number
                                                                       of                                                   Charged
                                                    Yield           accounts    Amount               Charged     Reserve    to other
                                                 to maturity          with        of       Amount   to profit  payments by  accounts
                                                 on an annual       security   maturity      of      and loss  certificate    (per
               Description                      payment basis        holders    value     reserves  or income    holders     part 2)
               -----------                 -----------------------  --------  ---------  ---------  ---------  -----------  --------
  Additional credits and accrued interest
     thereon:
     "  15, includes ext mat                         2.5                   0          0          0         0            0          0
     "  20, " " "                                    2.5                   0          0         (1)        0            0          0
     "  15A, " " "                                    3                    0          0         (0)        0            0          0
     "  22A, " " "                                    3                    0          0         85         2            0          2
     "  I-76, " " "                                  3.5                   0          0        372        10            0          6
     "  Res Plus Flex Pay                                                  0          0          0         0            0          0
     "  IC-Q-Installment                                                   0          0          0         0            0          0
     "  IC-Q-Ins                                                           0          0         (0)        0            0          0
     "  IC-Q-Ins Emp                                                       0          0          0         0            0          0
     "  IC-I                                                               0          0          1         4            0          0
     "  IC-I-Emp                                                           0          0          0         3            0          0
     "  Inst                                                               0          0         14       146            0          0
     "  Inst-E                                                             0          0          0         0            0          0
     "  RP-Q-Installment                                                   0          0          0         0            0          0
     "  RP-Q-Flexible Pay                                                  0          0         (0)        0            0          0
     "  RP-Q-Ins                                                           0          0         (0)        0            0          0
     "  RP-Q-Ins Emp                                                       0          0         (0)        0            0          0
     "  RP-I                                                               0          0          1         0            0          0
     "  RP-I-EMP                                                           0          0          0         0            0          0
     "  Inst-R                                                             0          0          0         6            0          0
     "  Inst-R-E                                                           0          0          0         0            0          0
                                                                     -------  ---------  ---------   -------    ---------    -------
           Total                                                           0          0        472       171            0          8
                                                                     -------  ---------  ---------   -------    ---------    -------

                                                       Deductions               Balance at close of period
                                           ---------------------------------  ------------------------------
                                                                               Number
                                                                    Credited     of
                                                          Cash      to other  accounts    Amount
                                                       surrenders   accounts    with       of        Amount
                                                        prior to      (per    security   maturity      of
               Description                 Maturities   maturity    part 2)    holders    value     reserves
               -----------                 ----------  ----------  ---------  --------  ---------  ---------
  Additional credits and accrued interest
     thereon:
     "  15, includes ext mat                      0             0         0          0          0          0
     "  20, " " "                                 0             0         0          0          0         (1)
     "  15A, " " "                                0             0         0          0          0         (0)
     "  22A, " " "                               (3)            0         0          0          0         86
     "  I-76, " " "                             (97)          (70)       (7)         0          0        214
     "  Res Plus Flex Pay                         0             0        (0)         0          0          0
     "  IC-Q-Installment                          0             0         0          0          0          0
     "  IC-Q-Ins                                  0             0        (0)         0          0         (0)
     "  IC-Q-Ins Emp                              0             0        (0)         0          0          0
     "  IC-I                                      0             0        (4)         0          0          1
     "  IC-I-Emp                                  0             0        (3)         0          0          0
     "  Inst                                      0             0      (155)         0          0          5
     "  Inst-E                                    0             0        (0)         0          0          0
     "  RP-Q-Installment                          0             0        (0)         0          0          0
     "  RP-Q-Flexible Pay                         0             0        (0)         0          0         (0)
     "  RP-Q-Ins                                  0             0        (0)         0          0         (0)
     "  RP-Q-Ins Emp                              0             0         0          0          0         (0)
     "  RP-I                                      0             0         0          0          0          1
     "  RP-I-EMP                                  0             0         0          0          0          0
     "  Inst-R                                    0             0        (7)         0          0         (1)
     "  Inst-R-E                                  0             0        (0)         0          0          0
                                            -------    ----------  --------    -------  ---------  ---------
           Total                               (100)          (70)     (176)         0          0        305
                                            -------    ----------  --------    -------  ---------  ---------

                         AMERIPRISE CERTIFICATE COMPANY              SCHEDULE VI
                              Certificate Reserves
                           Part 1 - Summary of Changes
                          Year ended December 31, 2009
                                   (Thousands)

                                                                    Balance at beginning of period              Additions
                                                                    ------------------------------  --------------------------------
                                                                     Number
                                                                       of                                                   Charged
                                                    Yield           accounts    Amount               Charged     Reserve    to other
                                                 to maturity          with        of       Amount   to profit  payments by  accounts
                                                 on an annual       security   maturity      of      and loss  certificate    (per
               Description                      payment basis        holders    value     reserves  or income    holders     part 2)
               -----------                 -----------------------  --------  ---------  ---------  ---------  -----------  --------
Res for accrued 3rd year 2113 -
  Installment Prod only.                                                   0          0        675       440         (594)         0
Res for accrued 6th year 2114                                              0          0         (0)        0            0          0
Acc int  - default I-76  2003/2025                   3.5                   0          0          0         2            0          0
Res for add'l credits to be allowed                                        0          0          0         0            0          0
  Installment Cert-Special Add'l                                           0          0          0         0            0          0
  Credits I-76 (2105)                                                      0          0          0         0            0          0
Accrued for add'l credits to                                               0          0          0         0            0          0
  be allowed at next anni (2102)                                           0          0          0         7            0          0
Reserve for death & disab (2111)                                           0          0          0         0            0          0
Res for reconversion  (2104)                                               0          0          0         0            0          0
                                                                                                 0         0            0          0
           Total                                                           0          0        675       449         (594)         0
                                                                     -------  ---------  ---------   -------    ---------    -------
           TOTAL INSTALLMENT CERTIFICATES                              7,310     37,810     49,558       683       12,386        187
                                                                     -------  ---------  ---------   -------    ---------    -------
Fully paid certificates:
  Single-Payment certificates:
     SP 74 (C2740-10 Prod 40)                        3.5                   0          0          0         0            0          0
     SP 75 - 50                                      3.5                   0          0          0         0            0          0
     SP 76 - 60                                      3.5                   0          0          0         0            0          0
     SP 77 - 70                                      3.5                   0          0          0         0            0          0
     SP 78 - 80                                      3.5                   0          0         (0)        0            0          0
     SP 79 - 90                                      3.5                   0          0          0         0            0          0
     SP 80 - 100                                     3.5                   0          0          0         0            0          0
     SP 81A - 110                                    3.5                   0          0          0         0            0          0
     SP 82A - 111                                    3.5                   1          2          2         0            0          0
     SP 82B - 112                                    3.5                   0          0          0         0            0          0
     SP 83A - 113                                    3.5                   0          0          0         0            0          0
     SP 83B - 114                                    3.5                   0          0          0         0            0          0
     IC-2-84 - 115, 116,117,118,119                  3.5                   3         12         12         0            0          0
     IC-2-85 - 120,121,122,123.124,125,
        126,127,128,129,130                          3.5                   2         20         22         0            0          0
     IC-2-86 - 131                                   3.5                   1          2          3         0            0          0
     IC-2-87 - 132                                   3.5                   2         24         31         0            0          0
     IC-2-88 - 133                                   3.5                  73      1,070      1,471         0            0         49
     Reserve Plus Single Payment - 150                                     4         17         19         0            0          0
     Cash Reserve Single Payment - 160                                     0          0          0         0            0          0
     IC-Flexible Savings (Variable
        Term) - 165                                                  131,998  2,270,553  2,406,534         0    1,272,957     61,525
     IC-Flexible Savings Emp (VT) - 166                                  223      2,611      3,809         0           46         84

                                                       Deductions               Balance at close of period
                                           ---------------------------------  ------------------------------
                                                                               Number
                                                                    Credited     of
                                                          Cash      to other  accounts    Amount
                                                       surrenders   accounts    with       of        Amount
                                                        prior to      (per    security   maturity      of
               Description                 Maturities   maturity    part 2)    holders    value     reserves
               -----------                 ----------  ----------  ---------  --------  ---------  ---------
Res for accrued 3rd year 2113 -
  Installment Prod only.                          0             0         0          0          0        521
Res for accrued 6th year 2114                     0             0         0          0          0         (0)
Acc int  - default I-76  2003/2025                0            (0)       (1)         0          0          1
Res for add'l credits to be allowed               0             0         0          0          0          0
  Installment Cert-Special Add'l                  0             0         0          0          0          0
  Credits I-76 (2105)                             0             0         0          0          0          0
Accrued for add'l credits to                      0             0         0          0          0          0
  be allowed at next anni (2102)                  0             0        (7)         0          0          0
Reserve for death & disab (2111)                  0             0         0          0          0          0
Res for reconversion  (2104)                      0             0         0          0          0          0
                                                  0             0         0          0          0
           Total                                  0            (0)       (8)         0          0        522
                                            -------    ----------  --------    -------  ---------  ---------
           TOTAL INSTALLMENT CERTIFICATES    (3,394)      (17,596)     (223)     6,397     33,646     41,601
                                            -------    ----------  --------    -------  ---------  ---------
Fully paid certificates:
  Single-Payment certificates:
     SP 74 (C2740-10 Prod 40)                     0             0         0          0          0          0
     SP 75 - 50                                   0             0         0          0          0          0
     SP 76 - 60                                   0             0         0          0          0          0
     SP 77 - 70                                   0             0         0          0          0          0
     SP 78 - 80                                   0             0         0          0          0         (0)
     SP 79 - 90                                   0             0         0          0          0          0
     SP 80 - 100                                  0             0         0          0          0          0
     SP 81A - 110                                 0             0         0          0          0          0
     SP 82A - 111                                 0             0         0          1          2          2
     SP 82B - 112                                 0             0         0          0          0          0
     SP 83A - 113                                 0             0         0          0          0          0
     SP 83B - 114                                 0             0         0          0          0          0
     IC-2-84 - 115, 116,117,118,119               0             0         0          3         12         12
     IC-2-85 - 120,121,122,123.124,125,
        126,127,128,129,130                       0             0         0          2         20         22
     IC-2-86 - 131                                0             0         0          1          2          3
     IC-2-87 - 132                              (26)            0         0          1          4          5
     IC-2-88 - 133                             (747)         (132)     (506)        15        119        135
     Reserve Plus Single Payment - 150            0             0         0          4         17         19
     Cash Reserve Single Payment - 160            0             0         0          0          0          0
     IC-Flexible Savings (Variable
        Term) - 165                          (4,026)   (1,780,127)        0    119,152  1,826,625  1,956,863
     IC-Flexible Savings Emp (VT) - 166        (224)         (970)        0        175      1,847      2,745

                         AMERIPRISE CERTIFICATE COMPANY              SCHEDULE VI
                              Certificate Reserves
                           Part 1 - Summary of Changes
                          Year ended December 31, 2009
                                   (Thousands)

                                                                    Balance at beginning of period              Additions
                                                                    ------------------------------  --------------------------------
                                                                     Number
                                                                       of                                                   Charged
                                                    Yield           accounts    Amount               Charged     Reserve    to other
                                                 to maturity          with        of       Amount   to profit  payments by  accounts
                                                 on an annual       security   maturity      of      and loss  certificate    (per
               Description                      payment basis        holders    value     reserves  or income    holders     part 2)
               -----------                 -----------------------  --------  ---------  ---------  ---------  -----------  --------
     IC-Preferred Investors - 250                                          4      1,849      1,857         0        3,954         37
     IC-Investors - 201, 202,203                                           0          0          0         0            0          0
     IC-Special Deposits U.K. - 204                                        0          0          0         0            0          0
     IC-Special Deposits HONG KONG - 205                                   0          0          0         0            0          0
     IC-1-84 - 170, 171,172,173,174                                        1          1          4         0            0          0
     Cash Reserve Variable Payment - 660                                   0          0          0         0            0          0
     Cash Reserve Variable PMT-3mo. - 662                             21,293    115,125    123,081        (0)      46,259      1,042
     IC-Future Value - 155                                                 2          4          4         0            0          0
     IC-Future Value Emp - 156                                             0          0          0         0            0          0
     IC-Stock Market - 180                                            48,150    280,635    329,279         0       83,308      3,990
     IC-MSC - 181                                                     20,691    327,600    362,516         0       40,623      3,987
     IC-EISC - 185                                                         0          0          0         0            0          0
     IC-AEBI Stock Market  - 301, 302,
        303,304,305                                                        0          0          0         0            0          0
                                                                     -------  ---------  ---------   -------    ---------    -------
           Total                                                     222,448  2,999,525  3,228,644        (0)   1,447,147     70,714
                                                                     -------  ---------  ---------   -------    ---------    -------
  Additional credits and accrued interest
     thereon:
     SP 74 (2030/1 4022)                             3.5                   0          0         (0)       (1)           0          0
     SP 75                                           3.5                   0          0          0         0            0          0
     SP 76                                           3.5                   0          0          0         0            0          0
     SP 77                                           3.5                   0          0          0         0            0          0
     SP 78                                           3.5                   0          0          0         0            0          0
     SP 79                                           3.5                   0          0          0         0            0          0
     SP 80                                           3.5                   0          0         (0)        0            0          0
     SP 81A                                          3.5                   0          0         (0)        0            0          0
     SP 82A                                          3.5                   0          0          2         0            0          0
     SP 82B                                          3.5                   0          0         (0)        0            0          0
     SP 83A                                          3.5                   0          0         (0)        0            0          0
     SP 83B                                          3.5                   0          0         (0)        0            0          0
     IC-2-84                                         3.5                   0          0          7         0            0          0
     IC-2-85                                         3.5                   0          0          0         0            0          0
     IC-2-86                                         3.5                   0          0         (0)        0            0          0
     IC-2-87                                         3.5                   0          0          0         0            0          0
     IC-2-88                                         3.5                   0          0         29        25            0          0
     Reserve Plus SP 2004-4061                                             0          0          0         0            0          0
     Cash Reserve SP                                                       0          0         (0)        0            0          0
     IC-Flexible Savings                                                   0          0      3,448    62,956            0          0
     IC-Preferred Investors                                                0          0          2        56            0          0

                                                       Deductions               Balance at close of period
                                           ---------------------------------  ------------------------------
                                                                               Number
                                                                    Credited     of
                                                          Cash      to other  accounts    Amount
                                                       surrenders   accounts    with       of        Amount
                                                        prior to      (per    security   maturity      of
               Description                 Maturities   maturity    part 2)    holders    value     reserves
               -----------                 ----------  ----------  ---------  --------  ---------  ---------
     IC-Preferred Investors - 250                 0        (1,450)        0          4      4,385      4,398
     IC-Investors - 201, 202,203                  0             0         0          0          0          0
     IC-Special Deposits U.K. - 204               0             0         0          0          0          0
     IC-Special Deposits HONG KONG - 205          0             0         0          0          0          0
     IC-1-84 - 170, 171,172,173,174               0             0         0          1          1          4
     Cash Reserve Variable Payment - 660          0             0         0          0          0          0
     Cash Reserve Variable PMT-3mo. - 662    (1,888)      (71,173)        0     17,372     92,162     97,321
     IC-Future Value - 155                        0             0         0          2          4          4
     IC-Future Value Emp - 156                    0             0         0          0          0          0
     IC-Stock Market - 180                   (3,479)      (99,170)        0     43,547    277,554    313,928
     IC-MSC - 181                                 0       (82,141)        0     19,060    296,916    324,985
     IC-EISC - 185                                0             0         0          0          0          0
     IC-AEBI Stock Market  - 301, 302,
        303,304,305                               0             0         0          0          0          0
                                            -------    ----------  --------    -------  ---------  ---------
           Total                            (10,390)   (2,035,163)     (506)   199,340  2,499,669  2,700,446
                                            -------    ----------  --------    -------  ---------  ---------
  Additional credits and accrued interest
     thereon:
     SP 74 (2030/1 4022)                          0             0         0          0          0         (1)
     SP 75                                        0             0         0          0          0          0
     SP 76                                        0             0         0          0          0          0
     SP 77                                        0             0         0          0          0          0
     SP 78                                        0             0         0          0          0          0
     SP 79                                        0             0         0          0          0          0
     SP 80                                        0             0         0          0          0         (0)
     SP 81A                                       0             0         0          0          0         (0)
     SP 82A                                       0             0         0          0          0          2
     SP 82B                                       0             0         0          0          0         (0)
     SP 83A                                       0             0         0          0          0         (0)
     SP 83B                                       0             0         0          0          0         (0)
     IC-2-84                                      0             0         0          0          0          7
     IC-2-85                                      0             0         0          0          0          0
     IC-2-86                                      0             0         0          0          0         (0)
     IC-2-87                                      0             0         0          0          0          0
     IC-2-88                                      0            (1)      (49)         0          0          4
     Reserve Plus SP 2004-4061                    0             0        (0)         0          0          0
     Cash Reserve SP                              0             0         0          0          0         (0)
     IC-Flexible Savings                          0        (3,246)  (61,570)         0          0      1,588
     IC-Preferred Investors                       0           (19)      (37)         0          0          2

                         AMERIPRISE CERTIFICATE COMPANY              SCHEDULE VI
                              Certificate Reserves
                           Part 1 - Summary of Changes
                          Year ended December 31, 2009
                                   (Thousands)

                                                                    Balance at beginning of period              Additions
                                                                    ------------------------------  --------------------------------
                                                                     Number
                                                                       of                                                   Charged
                                                    Yield           accounts    Amount               Charged     Reserve    to other
                                                 to maturity          with        of       Amount   to profit  payments by  accounts
                                                 on an annual       security   maturity      of      and loss  certificate    (per
               Description                      payment basis        holders    value     reserves  or income    holders     part 2)
               -----------                 -----------------------  --------  ---------  ---------  ---------  -----------  --------
     IC-FS-EMP                                                             0          0          5        98            0          0
     IC-Investors                                                          0          0         (0)        0            0          0
     IC-Special Deposits U.K.                                              0          0         (0)        0            0          0
     IC-Special Deposits HONG KONG                                         0          0          0         0            0          0
     IC-1-84 - 2013-4061                                                   0          0          0         0            0          0
     Cash Reserve VP 2004-4061                                             0          0          0         0            0          0
     Cash Reserve Variable Payment-3mo.                                    0          0        335     1,325         (400)         0
     IC-Future Value                                                       0          0          7         1            0          0
     IC-Future Value Emp                                                   0          0          0         0            0          0
IC-Stk Mkt, 2004/16/31-4000/16                                             0          0        519       410           (0)         0
IC-MSC                                                                     0          0        155       422            0          0
IC - EISC                                                                  0          0         (0)        0            0          0
IC-AEBI Stk Mkt 2004/31/19-4000/16                                         0          0          0         0            0          0
                                                                     -------  ---------  ---------   -------    ---------    -------
           Total                                                           0          0      4,509    65,292         (400)         0
                                                                     -------  ---------  ---------   -------    ---------    -------
  Accrued for additional credits to be
     allowed at next anniversaries:
     SP 74 (2102-4070)                                                     0          0          0         0            0          0
     SP 75                                                                 0          0         (1)        0            0          0
     SP 76                                                                 0          0          0         0            0          0
     SP 77                                                                 0          0         (0)        0            0          0
     SP 78                                                                 0          0         (0)        0            0          0
     SP 79                                                                 0          0          0         0            0          0
     SP 80                                                                 0          0          0         0            0          0
     SP 81A                                                                0          0          0         0            0          0
     SP 82A                                                                0          0          0         0            0          0
     SP 82B                                                                0          0         (0)        0            0          0
     SP 83A                                                                0          0         (0)        0            0          0
     SP 83B                                                                0          0         (0)        0            0          0
     IC-2-84 - 2019-4061                                                   0          0          1         0            0          0
     IC-2-85                                                               0          0          0         0            0          0
     IC-2-86                                                               0          0         (0)        0            0          0
     IC-2-87                                                               0          0         (0)        0            0          0
     IC-2-88                                                               0          0          0         0            0          0

                                                       Deductions               Balance at close of period
                                           ---------------------------------  ------------------------------
                                                                               Number
                                                                    Credited     of
                                                          Cash      to other  accounts    Amount
                                                       surrenders   accounts    with       of        Amount
                                                        prior to      (per    security   maturity      of
               Description                 Maturities   maturity    part 2)    holders    value     reserves
               -----------                 ----------  ----------  ---------  --------  ---------  ---------
     IC-FS-EMP                                    0           (18)      (84)         0          0          1
     IC-Investors                                 0             0         0          0          0         (0)
     IC-Special Deposits U.K.                     0             0         0          0          0         (0)
     IC-Special Deposits HONG KONG                0             0         0          0          0          0
     IC-1-84 - 2013-4061                          0             0        (0)         0          0          0
     Cash Reserve VP 2004-4061                    0             0         0          0          0          0
     Cash Reserve Variable Payment-3mo.           0           (11)   (1,043)         0          0        206
     IC-Future Value                              0             0         0          0          0          8
     IC-Future Value Emp                          0             0         0          0          0          0
IC-Stk Mkt, 2004/16/31-4000/16                    0           (38)     (675)         0          0        216
IC-MSC                                            0            (7)     (501)         0          0         69
IC - EISC                                         0             0         0          0          0         (0)
IC-AEBI Stk Mkt 2004/31/19-4000/16                0             0         0          0          0          0
                                            -------    ----------  --------    -------  ---------  ---------
           Total                                  0        (3,340)  (63,959)         0          0      2,102
                                            -------    ----------  --------    -------  ---------  ---------
  Accrued for additional credits to be
     allowed at next anniversaries:
     SP 74 (2102-4070)                            0             0         0          0          0          0
     SP 75                                        0             0         0          0          0         (1)
     SP 76                                        0             0         0          0          0          0
     SP 77                                        0             0         0          0          0         (0)
     SP 78                                        0             0         0          0          0         (0)
     SP 79                                        0             0         0          0          0          0
     SP 80                                        0             0         0          0          0          0
     SP 81A                                       0             0         0          0          0          0
     SP 82A                                       0             0         0          0          0          0
     SP 82B                                       0             0         0          0          0         (0)
     SP 83A                                       0             0         0          0          0         (0)
     SP 83B                                       0             0         0          0          0         (0)
     IC-2-84 - 2019-4061                          0             0         0          0          0          1
     IC-2-85                                      0             0         0          0          0          0
     IC-2-86                                      0             0         0          0          0         (0)
     IC-2-87                                      0             0         0          0          0         (0)
     IC-2-88                                      0             0        (0)         0          0          0

                         AMERIPRISE CERTIFICATE COMPANY              SCHEDULE VI
                              Certificate Reserves
                           Part 1 - Summary of Changes
                          Year ended December 31, 2009
                                   (Thousands)

                                                                    Balance at beginning of period              Additions
                                                                    ------------------------------  --------------------------------
                                                                     Number
                                                                       of                                                   Charged
                                                    Yield           accounts    Amount               Charged     Reserve    to other
                                                 to maturity          with        of       Amount   to profit  payments by  accounts
                                                 on an annual       security   maturity      of      and loss  certificate    (per
               Description                      payment basis        holders    value     reserves  or income    holders     part 2)
               -----------                 -----------------------  --------  ---------  ---------  ---------  -----------  --------
     IC-Stock Mkt - 2019/31-4061 SEC 5
        from C2785-81                                                      0          0         (0)        0            0          0
     IC-Market Strategy Certificate (SEC
        5 from c2785-81)                                                   0          0         (0)        0            0          0
     IC-EISC                                                               0          0      1,194    13,043            0          0
     IC-AEBI Stock Market                                                  0          0      1,226    12,384            0          0
                                                                           0          0          0         0            0          0
                                                                           0          0         (0)        0            0          0
           Total                                                           0          0      2,420    25,427            0          0
                                                                     -------  ---------  ---------   -------    ---------    -------
              TOTAL SINGLE PAYMENT - NON
                 QUALIFIED                                           222,448  2,999,525  3,235,573    90,719    1,446,747     70,714
                                                                     -------  ---------  ---------   -------    ---------    -------
  R Series Single-Payment certificates:
     R-76 - 900                                      3.5                   1          2          2         0            0          0
     R-77 - 910                                      3.5                   9         34         41         0            0          1
     R-78 - 911                                      3.5                  17        109        127         0            0          4
     R-79 - 912                                      3.5                  27        148        163         0            0          6
     R-80 - 913                                      3.5                  17        112        114         0            0          4
     R-81 - 914                                      3.5                   9         55         50         0            0          1
     R-82A - 915                                     3.5                  48        251        209         0            0         17
     RP-Q - 916                                                           89        128        373         0            0          3
     R-II - 920                                      3.5                  30        209        135         0            0          5
     RP-2-84 - 921,922,923,924,925                   3.5                   2         16          9         0            0          0
     RP-2-85 - 926,927,928,929,930,931,
        932,933,934,935,936                          3.5                   0          0          0         0            0          0
     RP-2-86 - 937                                   3.5                   0          0          0         0            0          0
     RP-2-87 - 938                                   3.5                   0          0          0         0            0          0
     RP-2-88 - 939                                   3.5                  15         81         96         0            0          3
     Cash Reserve RP - 970                                                 0          0          0         0            0          0
     RP-Flexible Savings - 971                                        52,569  1,246,068  1,294,596         0      774,449     35,389
     RP-Preferred Investors - 950                                          1        440        590         0            0          0
     Cash Reserve RP-3 mo. - 972                                       3,046     19,163     20,711         0        3,558        185
     RP-Flexible Savings Emp - 973                                        96        979      1,475         0            8         44
     RP-Future Value - 975                                                 0          0          0         0            0          0
     RP-Future Value Emp - 976                                             0          0          0         0            0          0
     RP-Stock Market - 960                                            10,016    105,143    117,949        (9)      45,015      1,491
     Market Strategy Cert - 961 (section
        1-6 from Report
        2785-81-RP-STOCK-VB 2001)                                      3,820    100,306    108,901         0       16,130      1,165
     D-1 - sum of SERIES D on Summary
        page - 400 + 990-993                                              54      4,166      5,640         0          201         97
           Total                                                      69,866  1,477,410  1,551,181        (9)     839,361     38,415
                                                                     -------  ---------  ---------   -------    ---------    -------

                                                       Deductions               Balance at close of period
                                           ---------------------------------  ------------------------------
                                                                               Number
                                                                    Credited     of
                                                          Cash      to other  accounts    Amount
                                                       surrenders   accounts    with       of        Amount
                                                        prior to      (per    security   maturity      of
               Description                 Maturities   maturity    part 2)    holders    value     reserves
               -----------                 ----------  ----------  ---------  --------  ---------  ---------
     IC-Stock Mkt - 2019/31-4061 SEC 5
        from C2785-81                             0             0         0          0          0         (0)
     IC-Market Strategy Certificate (SEC
        5 from c2785-81)                          0             0         0          0          0         (0)
     IC-EISC                                      0           (53)   (3,320)         0          0     10,864
     IC-AEBI Stock Market                         0          (121)   (3,490)         0          0      9,999
                                                  0             0         0          0          0          0
                                                  0             0         0          0          0         (0)
           Total                                  0          (174)   (6,810)         0          0     20,863
                                            -------    ----------  --------    -------  ---------  ---------
             TOTAL SINGLE PAYMENT - NON
                QUALIFIED                   (10,390)   (2,038,677)  (71,275)   199,340  2,499,669  2,723,411
                                            -------    ----------  --------    -------  ---------  ---------
  R Series Single-Payment certificates:
     R-76 - 900                                   0            (2)        0          0          0          0
     R-77 - 910                                   0            (7)        0          8         28         35
     R-78 - 911                                   0           (12)        0         16        101        119
     R-79 - 912                                   0            (6)        0         23        143        163
     R-80 - 913                                   0           (13)        0         16         20        105
     R-81 - 914                                   0            (9)        0          7         45         42
     R-82A - 915                                  0          (111)        0         26        135        115
     RP-Q - 916                                   0           (21)        0         82        123        355
     R-II - 920                                   0            (6)        0         29        207        134
     RP-2-84 - 921,922,923,924,925                0            (6)        0          1          4          3
     RP-2-85 - 926,927,928,929,930,931,
        932,933,934,935,936                       0             0         0          0          0          0
     RP-2-86 - 937                                0             0         0          0          0          0
     RP-2-87 - 938                                0             0         0          0          0          0
     RP-2-88 - 939                              (80)          (10)       (9)         0          0          0
     Cash Reserve RP - 970                        0             0         0          0          0          0
     RP-Flexible Savings - 971               (1,040)   (1,050,433)        0     50,023    997,000  1,052,961
     RP-Preferred Investors - 950                 0          (592)        0          0          0         (2)
     Cash Reserve RP-3 mo. - 972               (218)       (8,812)        0      2,509     14,471     15,424
     RP-Flexible Savings Emp - 973              (16)         (481)        0         74        744      1,030
     RP-Future Value - 975                        0             0         0          0          0          0
     RP-Future Value Emp - 976                    0             0         0          0          0          0
     RP-Stock Market - 960                     (307)      (42,640)        0     10,161    112,835    121,499
     Market Strategy Cert - 961 (section
        1-6 from Report
        2785-81-RP-STOCK-VB 2001)                 0       (28,260)        0      3,642     91,607     97,936
     D-1 - sum of SERIES D on Summary
        page - 400 + 990-993                   (214)       (1,486)        0         47      3,341      4,238
           Total                             (1,875)   (1,132,907)       (9)    66,664  1,220,804  1,294,157
                                            -------    ----------  --------    -------  ---------  ---------

                         AMERIPRISE CERTIFICATE COMPANY              SCHEDULE VI
                              Certificate Reserves
                           Part 1 - Summary of Changes
                          Year ended December 31, 2009
                                   (Thousands)

                                                                    Balance at beginning of period              Additions
                                                                    ------------------------------  --------------------------------
                                                                     Number
                                                                       of                                                   Charged
                                                    Yield           accounts    Amount               Charged     Reserve    to other
                                                 to maturity          with        of       Amount   to profit  payments by  accounts
                                                 on an annual       security   maturity      of      and loss  certificate    (per
               Description                      payment basis        holders    value     reserves  or income    holders     part 2)
               -----------                 -----------------------  --------  ---------  ---------  ---------  -----------  --------
  Additional Interest on R-Series Single
     Payment Reserves:
     R-76                                            3.5                   0          0          0         0            0          0
     R-77                                            3.5                   0          0          1         1            0          0
     R-78                                            3.5                   0          0          3         4            0          0
     R-79                                            3.5                   0          0          4         6            0          0
     R-80                                            3.5                   0          0          3         4            0          0
     R-81                                            3.5                   0          0          1         2            0          0
     R-82A                                           3.5                   0          0          6        15            0          0
     RP-Q                                                                  0          0          0         3            0          0
     R-II                                            3.5                   0          0          3         5            0          0
     RP-2-84                                         3.5                   0          0          0         0            0          0
     RP-2-85                                         3.5                   0          0         (0)        0            0          0
     RP-2-86                                         3.5                   0          0         (0)        0            0          0
     RP-2-87                                         3.5                   0          0         (0)        0            0          0
     RP-2-88                                         3.5                   0          0          2         2            0          0
     Cash Reserve RP                                                       0          0         (0)        0            0          0
     RP-Flexible Savings                                                   0          0      1,854    35,325            0          0
     RP-Preferred Investors                                                0          0          1         3            0          0
     Cash Reserve RP-3 mo. Plus                                            0          0         56       242          (79)         0
     RP-Flexible Savings Emp                                               0          0          2        43            0          0
     RP-Future Value                                                       0          0          0         0            0          0
     RP-Future Value Emp                                                   0          0          0         0            0          0
     RP-Stock Market                                                       0          0        160       126            0          0
     Market Strategy Cert (2785-81
        RP-STOCK VB 2004/4000 &
        2016/2031/4016)                                                    0          0         61       146            0          0
     D-1 - 400                                                            19         53          0       117            0          0
           Total                                                          19         53      2,157    36,044          (79)         0
                                                                     -------  ---------  ---------   -------    ---------    -------

                                                       Deductions               Balance at close of period
                                           ---------------------------------  ------------------------------
                                                                               Number
                                                                    Credited     of
                                                          Cash      to other  accounts    Amount
                                                       surrenders   accounts    with       of        Amount
                                                        prior to      (per    security   maturity      of
               Description                 Maturities   maturity    part 2)    holders    value     reserves
               -----------                 ----------  ----------  ---------  --------  ---------  ---------
  Additional Interest on R-Series Single
     Payment Reserves:
     R-76                                         0             0        (0)         0          0          0
     R-77                                         0            (0)       (1)         0          0          1
     R-78                                         0            (0)       (4)         0          0          3
     R-79                                         0            (0)       (6)         0          0          4
     R-80                                         0            (0)       (4)         0          0          3
     R-81                                         0            (0)       (1)         0          0          2
     R-82A                                        0            (1)      (17)         0          0          3
     RP-Q                                         0             0        (3)         0          0          0
     R-II                                         0            (0)       (5)         0          0          3
     RP-2-84                                      0             0         0          0          0          0
     RP-2-85                                      0             0         0          0          0         (0)
     RP-2-86                                      0             0         0          0          0         (0)
     RP-2-87                                      0             0         0          0          0         (0)
     RP-2-88                                      0            (0)       (3)         0          0          1
     Cash Reserve RP                              0             0         0          0          0         (0)
     RP-Flexible Savings                          0          (936)  (35,389)         0          0        854
     RP-Preferred Investors                       0            (0)       (4)         0          0          0
     Cash Reserve RP-3 mo. Plus                   0            (2)     (185)         0          0         32
     RP-Flexible Savings Emp                      0            (0)      (44)         0          0          1
     RP-Future Value                              0             0         0          0          0          0
     RP-Future Value Emp                          0             0         0          0          0          0
     RP-Stock Market                              0           (11)     (206)         0          0         69
     Market Strategy Cert (2785-81
        RP-STOCK VB 2004/4000 &
        2016/2031/4016)                           0            (0)     (171)         0          0         36
     D-1 - 400                                    0           (21)      (97)        17         51         (1)
           Total                                  0          (971)  (36,140)        17         51      1,011
                                            -------    ----------  --------    -------  ---------  ---------

                         AMERIPRISE CERTIFICATE COMPANY              SCHEDULE VI
                              Certificate Reserves
                           Part 1 - Summary of Changes
                          Year ended December 31, 2009
                                   (Thousands)

                                                                    Balance at beginning of period              Additions
                                                                    ------------------------------  --------------------------------
                                                                     Number
                                                                       of                                                   Charged
                                                    Yield           accounts    Amount               Charged     Reserve    to other
                                                 to maturity          with        of       Amount   to profit  payments by  accounts
                                                 on an annual       security   maturity      of      and loss  certificate    (per
               Description                      payment basis        holders    value     reserves  or income    holders     part 2)
               -----------                 -----------------------  --------  ---------  ---------  ---------  -----------  --------
  Accrued for additional credits to be
     allowed at next anniversaries:
     RP-Stock Market                                                                  0        414     5,142            0          0
     Market Strategy Cert (C2785-81
        2019/2102/4061)                                                    0          0        349     3,677            0          0
           Total                                                           0          0        763     8,818            0          0
                                                                     -------  ---------  ---------   -------    ---------    -------
           TOTAL SINGLE PAYMENT -
              QUALIFIED                                               69,885  1,477,463  1,554,101    44,854      839,282     38,415
                                                                     -------  ---------  ---------   -------    ---------    -------
  Paid-up certificates:
     Series 15 and 20                               3.25                   0          0         (0)        0            0          0
        " 15A and 22A                                3.5                   0          0         66         2            0          0
        " I-76 - 640                                 3.5                   0         (0)     1,148        33            0         37
           Total                                                           0          0      1,214        35            0         37
                                                                     -------  ---------  ---------   -------    ---------    -------
  Additional credits and accrued interest
     thereon:
     Series 15 and 20                                2.5                   0          0          0         0            0          0
        " 15A and 22A                                 3                    9          0          1         0            0          0
        " I-76                                       3.5                 235      1,193        107         3            0          0
           Total                                                         244      1,193        108         3            0          0
                                                                     -------  ---------  ---------   -------    ---------    -------
  Accrued for additional credits to be
     allowed at next anniversaries                                         0          0          0         0            0          0
                                                                     -------  ---------  ---------   -------    ---------    -------
           Total paid-up                                                 244      1,193      1,322        38            0         37
                                                                     -------  ---------  ---------   -------    ---------    -------

                                                       Deductions               Balance at close of period
                                           ---------------------------------  ------------------------------
                                                                               Number
                                                                    Credited     of
                                                          Cash      to other  accounts    Amount
                                                       surrenders   accounts    with       of        Amount
                                                        prior to      (per    security   maturity      of
               Description                 Maturities   maturity    part 2)    holders    value     reserves
               -----------                 ----------  ----------  ---------  --------  ---------  ---------
  Accrued for additional credits to be
     allowed at next anniversaries:
     RP-Stock Market                              0           (20)   (1,285)                    0      4,251
     Market Strategy Cert (C2785-81
        2019/2102/4061)                           0           (31)     (994)         0          0      3,001
           Total                                  0           (51)   (2,278)         0          0      7,252
                                            -------    ----------  --------    -------  ---------  ---------
           TOTAL SINGLE PAYMENT -
              QUALIFIED                      (1,875)   (1,133,929)  (38,428)    66,681  1,220,855  1,302,420
                                            -------    ----------  --------    -------  ---------  ---------
  Paid-up certificates:
     Series 15 and 20                             0             0         0          0          0         (0)
        " 15A and 22A                             0           (33)        0          0          0         35
        " I-76 - 640                           (246)         (156)        0          0          0        816
           Total                               (246)         (189)        0          0          0        851
                                            -------    ----------  --------    -------  ---------  ---------
  Additional credits and accrued interest
     thereon:
     Series 15 and 20                             0             0         0          0          0          0
        " 15A and 22A                             0            (1)        0          8         35         (0)
        " I-76                                  (31)          (12)        0        159        858         67
           Total                                (31)          (13)        0        167        893         67
                                            -------    ----------  --------    -------  ---------  ---------
  Accrued for additional credits to be
     allowed at next anniversaries                0             0        (0)         0          0          0
                                            -------    ----------  --------    -------  ---------  ---------
           Total paid-up                       (277)         (202)       (0)       167        893        918
                                            -------    ----------  --------    -------  ---------  ---------

                         AMERIPRISE CERTIFICATE COMPANY              SCHEDULE VI
                              Certificate Reserves
                           Part 1 - Summary of Changes
                          Year ended December 31, 2009
                                   (Thousands)

                                                                    Balance at beginning of period              Additions
                                                                    ------------------------------  --------------------------------
                                                                     Number
                                                                       of                                                   Charged
                                                    Yield           accounts    Amount               Charged     Reserve    to other
                                                 to maturity          with        of       Amount   to profit  payments by  accounts
                                                 on an annual       security   maturity      of      and loss  certificate    (per
               Description                      payment basis        holders    value     reserves  or income    holders     part 2)
               -----------                 -----------------------  --------  ---------  ---------  ---------  -----------  --------
  Optional settlement certificates:
Series  IST&G                                         3                    0          0          0         0            0          0
Other series and conversions from Single   Source 2740-10: Options         0          0          0         0            0          0
  Payment certificates                           2.5-3-3-3.5               0          0     49,144     1,457           (0)       769
Series R-76 thru R-82A - Prod 900                     3                    0          0          1         0            0          0
Series R-II & RP-2-84 thru 88 - Prod 921             3.5                   0          0         49         2            0          9
Reserve Plus Single-Payment (Prod 150)                                     0          0         85         1            0          0
Reserve Plus Flex-Pay & IC-Q-Inst (Prod
  650, 651, 652)                                                           0          0         14         0            0          0
Series R-Installment (Prod 980, 981,982)                                   0          0         32         0            0          0
Series R-Single-Payment (Prod 133)                                         0          0         (0)        0            0          0
Add'l credits and accrued int. thereon              2.5-3                  0          0      4,183       112            0         90
Add'l credits and accrued int.
  thereon-IST&G                                     2.5-3                  0          0          0         0            0          0
Accrued for additional credits to be
  allowed                                                                  0          0         51        43            0          0
  at next anniversaries                                                    0          0          0         0            0          0
Accrued for additional credits to be
  allowed                                                                  0          0         (0)        0            0          0
  at next anniversaries-R-76-R-82A & R-II                                  0          0          0         0            0          0
Accrued for additional credits to be
  allowed at next anniversaries-IST&G                                      0          0          0         0            0          0
                                                                     -------  ---------  ---------   -------    ---------    -------
           Total optional settlement                                       0          0     53,559     1,615           (0)       868
                                                                     -------  ---------  ---------   -------    ---------    -------
Due to unlocated cert holders                                              0          0        101         1            0         48
                                                                     -------  ---------  ---------   -------    ---------    -------
           Total certificate reserves                                299,887  4,515,991  4,894,214   137,910    2,298,415    110,269

                                                       Deductions               Balance at close of period
                                           ---------------------------------  ------------------------------
                                                                               Number
                                                                    Credited     of
                                                          Cash      to other  accounts    Amount
                                                       surrenders   accounts    with       of        Amount
                                                        prior to      (per    security   maturity      of
               Description                 Maturities   maturity    part 2)    holders    value     reserves
               -----------                 ----------  ----------  ---------  --------  ---------  ---------
  Optional settlement certificates:
Series  IST&G                                    (0)            0         0          0          0          0
Other series and conversions from Single          0             0         0          0          0          0
  Payment certificates                       (2,579)       (3,528)        0          0          0     45,263
Series R-76 thru R-82A - Prod 900                (1)            0         0          0          0          0
Series R-II & RP-2-84 thru 88 - Prod 921         (2)           (0)        0          0          0         58
Reserve Plus Single-Payment (Prod 150)           (1)          (11)        0          0          0         74
Reserve Plus Flex-Pay & IC-Q-Inst (Prod
  650, 651, 652)                                  0            (1)        0          0          0         13
Series R-Installment (Prod 980, 981,982)         (3)           (5)        0          0          0         24
Series R-Single-Payment (Prod 133)                0             0         0          0          0         (0)
Add'l credits and accrued int. thereon         (303)         (340)     (259)         0          0      3,483
Add'l credits and accrued int.
  thereon-IST&G                                  (0)            0         0          0          0          0
Accrued for additional credits to be
  allowed                                        (0)           (0)      (91)         0          0          3
  at next anniversaries                           0             0         0          0          0          0
Accrued for additional credits to be
  allowed                                        (0)            0        (0)         0          0         (0)
  at next anniversaries-R-76-R-82A & R-II         0             0         0          0          0          0
Accrued for additional credits to be
  allowed at next anniversaries-IST&G             0             0        (0)         0          0          0
                                            -------    ----------  --------    -------  ---------  ---------
           Total optional settlement         (2,889)       (3,885)     (350)         0          0     48,918
                                            -------    ----------  --------    -------  ---------  ---------
Due to unlocated cert holders                     0            (1)      (18)         0          0        131
                                            -------    ----------  --------    -------  ---------  ---------
           Total certificate reserves       (18,825)   (3,194,290) (110,294)   272,585  3,755,063  4,117,399

Certificate Reserves
(In thousands)
December 31, 2009

Part 2 - Descriptions of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Additional credits on installment certificates and accrued interest thereon:
   Other additions represent:
      Transfers from accruals for additional credits to be allowed at next anniversaries   $      8
      Reconversions of paid-up certificates-charged to paid-up reserves                          10
      Transfers from maturities to extended maturities, additional credits/interest
         and advance payments                                                                   169
                                                                                           --------
                                                                                           $    187
                                                                                           ========
   Other deductions represent:
      Transfers to reserves on a quarterly basis for Reserve Plus Flexible-
         Payment, IC-Q-Installment and R-Flexible-Payment                                  $    169
      Conversions to optional settlement certificates-credited to optional
         settlement reserves                                                                      0
      Conversions to paid-up certificates-credited to paid-up reserves                           36
      Transfers to extended maturities at maturity                                                0
                                                                                           --------
                                                                                           $    205
                                                                                           ========
Accrual for additional credits to be allowed on installment
   certificates at next anniversaries:
   Other deductions represent:
      Transfers to reserves for additional credits on installment certificates             $      6
                                                                                           ========
Reserve for death and disability refund options:
   Other deductions represent:
      Payments, in excess of installment reserves, made to certificate holders
         who exercised the death and disability refund options.                            $      0
                                                                                           ========
Reserve for reconversions of paid-up certificates:
   The amount shown as charged to profit and loss has been deducted from
      reserve recoveries in the accompanying Statement of Operations                       $      0
                                                                                           ========
   Other deductions represent:
      Amounts credited to installment certificate reserves to mature, on
         reconversions of paid-up certificates.                                            $     10
                                                                                           ========
Paid-up certificates:
   Other additions represent:
   Conversions from installment certificates (charged to installment reserves
      less surrender charges)                                                              $     37
      Transfers from accrual for additional credits to be allowed at next
         anniversaries                                                                            0
                                                                                           --------
                                                                                           $     37
                                                                                           ========
   Other deductions represent:
      Transfers credited to installment reserves on reconversions to installment
         certificates                                                                      $      0
      Transfers for accrual for additional credits and accrued interest thereon                   0
      Transfers to settlement options                                                             0
                                                                                           --------
                                                                                           $      0
                                                                                           ========

Certificate Reserves
(In thousands)
December 31, 2009

Part 2 - Descriptions of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Default interest on installment certificates:
   Other additions represent:
      Reconversions of paid-up certificates charged to paid-up reserves                    $      0
                                                                                           ========
   Other deductions represent:
      Conversions to paid-up certificates - credited to paid-up reserves                   $      0
      Transfers to advance payments as late payments are credited to certificates                (1)
                                                                                           --------
                                                                                           $     (1)
                                                                                           ========
Optional settlement certificates:
   Other additions represent:
      Transfers from installment certificate reserves (less surrender charges), single-payment and Series D certificate reserves upon election of
         optional settlement privileges                                                    $    777
      Transfers from paid-up certificate reserves                                                 0
      Transfers from accruals for additional credits to be allowed at next anniversaries         91
                                                                                           --------
                                                                                           $    868
                                                                                           ========
   Other deductions represent:
      Transfers to reserve for additional credits and accrued interest thereon             $     91
      Transfers to optional settlement reserves                                                 263
                                                                                           --------
                                                                                           $    354
                                                                                           ========
Single-Payment certificates:
   Other additions represent:
      Transfers from accruals for additional credits to be allowed at next anniversaries   $      0
      Transfers from accruals on a quarterly basis on:                                            0
         Reserve Plus Single-Payment                                                              0
         Cash Reserve Single-Payment                                                              0
         Flexible Savings                                                                    61,525
         Flexible Savings-Emp                                                                    84
         Preferred Investors                                                                     37
         Investors                                                                                0
         Special Deposits                                                                         0
         Cash Reserve                                                                             0
         Cash Reserve-3mo                                                                     1,042
         Future Value                                                                             0
         Stock Market                                                                         3,990
         Market Strategy                                                                      3,987
         AEBI Stock Market                                                                        0
         Equity Index Stock Certificate                                                           0
         RP-Q                                                                                     3
         Cash Reserve-RP                                                                          0
         Cash Reserve-RP-3mo                                                                    185
         Flexible Saving-RP                                                                  35,389
         Flexible Savings-RP-Emp                                                                 44
         Preferred Investors-RP                                                                   0
         Stock Market-RP                                                                      1,491
         Market Strategy-RP                                                                   1,165
   Transfers from accruals at anniversaries maintained in a separate
      reserve account.                                                                          187
                                                                                           --------
                                                                                           $109,129
                                                                                           ========

Certificate Reserves
(In thousands)
December 31, 2009

Part 2 - Descriptions of Additions to Reserves Charged to Other
Accounts and Deductions from Reserves Credited to Other Accounts

Single-Payment certificates continued:
   Other deductions represent:
      Transfers to optional settlement reserves:
         Single-Payment                                                                    $  8,937
         R Single-Payment                                                                         9
      Transfers to reserves for additional credits and accrued interest thereon                (187)
      Transfers to a separate reserve account from the accrual account.                           0
      Transfers to reserves on a quarterly basis:
         Reserve Plus Single-Payment                                                              0
         Cash Reserve Single-Payment                                                              0
         Flexible Savings                                                                    61,616
         Flexible Savings-Emp                                                                     0
         Preferred Investors                                                                     37
         Investors                                                                                0
         Special Deposits                                                                         0
         Cash Reserve                                                                             0
         Cash Reserve-3mo                                                                     1,044
         Stock Market                                                                           680
         AEBI Stock Market                                                                      501
         RP-Q                                                                                     3
         Cash Reserve-RP                                                                          0
         Cash Reserve-RP-3mo                                                                    185
         Flexible Saving-RP                                                                  35,389
         Flexible Savings-RP-Emp                                                                 44
         Preferred Investors-RP                                                                   4
         Stock Market-RP                                                                      1,491
      Transfers to Federal tax withholding                                                      (51)
                                                                                           --------
                                                                                           $109,702
                                                                                           ========
Due to unlocated certificate holders:
   Other additions represent:
      Amounts equivalent to payments due certificate holders who could
         not be located                                                                    $     48
                                                                                           ========
   Other deductions represent:
      Payments to certificate holders credited to cash                                     $     18
                                                                                           ========

AMERIPRISE CERTIFICATE COMPANY, INC.                     CERTIFICATE RESERVES      SCHEDULE VI               BALANCE TO  BALANCE TO
                                                                                                             SEC         SEC
SOURCES: C2790-70, C2790-20, C2790-21, C2790-26, C2740-10 -- TIE TO C2785-10                                5 ON PART 1 6 ON PART 1
DECEMBER 2009                                                                                                2790-70     2790-70
               DATE PRINTED
                   02/15/10 SOURCE: 2790-70, UNLESS SPECIFIED.                                               SEC 5       SEC 6
                            PART 3 - INFORMATION REGARDING INSTALLMENT CERTIFICATES
                                                                                                                   DEDUCTION
TOTALS MUST AGREE TO PART 1           NUMBER OF ACCOUNTS         AMOUNT OF                                       FROM RESERVES
                                       WITH CERTIFICATE           MATURITY                 AMOUNT OF            CASH SURRENDERS
                                            HOLDERS                VALUE                    RESERVES           PRIOR TO MATURITY
                                      ------------------ ------------------------- ------------------------- ---------------------
CERT SERIES                 MOS. PAID  DECEMBER 31, 2009     DECEMBER 31, 2009         DECEMBER 31, 2009       SURRENDER    OTHER
--------------------------- --------- ------------------ ------------------------- ------------------------- ---------------------
                                         2008      2009      2008         2009         2008         2009         2009       2009
                                      ----------- ------ ------------ ------------ ------------ ------------ ------------ --------
15 INC EXT
ACC Maturity Value & Count
                                      ----------- ------ ------------ ------------ ------------ ------------ ------------ --------
   TOTAL                                        0      0      0.00000      0.00000      0.00000      0.00000      0.00000  0.00000
                                      =========== ====== ============ ============ ============ ============ ============ ========
20 INC EXT

ACC Maturity Value & Count
                                      ----------- ------ ------------ ------------ ------------ ------------ ------------ --------
   TOTAL                                        0      0      0.00000      0.00000      0.00000      0.00000      0.00000  0.00000
                                      =========== ====== ============ ============ ============ ============ ============ ========
15 A INC EXT
ACC Maturity Value & Count
                                      ----------- ------ ------------ ------------ ------------ ------------ ------------ --------
   TOTAL                                        0      0      0.00000      0.00000      0.00000      0.00000      0.00000  0.00000
                                      =========== ====== ============ ============ ============ ============ ============ ========
22A INC EXT                   157-168     0.00000             0.00000                   0.00000                   0.00000
                              169-180
                              181-192
                              193-204
                              205-216
                              217-228
                              229-240     0.00000             0.00000                   0.00000                   0.00000
                              241-252     1.00000      0     15.00000      0.00000     13.75820      0.00000
                              253-264     1.00000      1     15.00000     15.00000     14.83493      14.7160
                              265-276
                              277-288
                              289-300
                              301-312
                              313-324     0.00000             0.00000                   0.00000
                              325-336     1.00000      0     16.23870      0.00000     13.18569      0.00000
                              337-348     0.00000      1      0.00000     16.23870      0.00000     13.89888
                              349-360     1.00000      0     19.48644      0.00000     17.43112      0.00000
                              361-372     4.00000      1    373.49010     19.48644    353.57253     18.33450
                              373-384     1.00000      5     12.99096    386.48106     12.99096    384.52978
ACC Maturity Value & Count
                                      ----------- ------ ------------ ------------ ------------ ------------ ------------ --------
   TOTAL                                        9      8     452.2062    437.20620    425.77343    431.47917      0.00000  0.00000
                                      =========== ====== ============ ============ ============ ============ ============ ========
I-76                          265-276     0.00000             0.00000                   0.00000
                                      ----------- ------ ------------ ------------ ------------ ------------ ------------ --------
                              277-288     2.00000      0     39.98033      0.00000     27.37785      0.00000      0.00000
                                      ----------- ------ ------------ ------------ ------------ ------------ ------------ --------
                              289-300                  1                  24.60328                  17.64586     11.33212
                              301-312     0.00000             0.00000                   0.00000
                              313-324     2.00000      0     61.50820      0.00000     51.38709      0.00000     39.03840  0.00000
                              325-336    19.00000      1    522.81970     15.37705    456.98422     13.51471     37.82454 10.91618
                              337-348    26.00000     16    716.57053    467.46232    663.44120    432.16502     23.05688  0.00000
                              349-360    27.00000     22    608.93118    618.15741    593.77002    602.47018    230.56546 18.28701
ACC Maturity Value & Count
                                      ----------- ------ ------------ ------------ ------------ ------------ ------------ --------
   TOTAL                                       76     40     1,949.81  1,125.60006  1,792.96038  1,065.79577    341.81740 29.20319
                                      =========== ====== ============ ============ ============ ============ ============ ========
RES+FP                        289-300     0.00000             0.00000                   0.00000
                              301-312     1.00000      0      6.00000      0.00000      2.83669      0.00000
NEW LINE                      313-324                  1                   6.00000                   2.84983
ACC Maturity Value & Count
                                      ----------- ------ ------------ ------------ ------------ ------------ ------------ --------
   TOTAL                                        1      1      6.00000      6.00000      2.83669      2.84983      0.00000  0.00000
                                      =========== ====== ============ ============ ============ ============ ============ ========
IC-Q-INST
ACC Maturity Value & Count
                                      ----------- ------ ------------ ------------ ------------ ------------ ------------ --------
   TOTAL                                        0      0      0.00000      0.00000      0.00000      0.00000      0.00000  0.00000
                                      =========== ====== ============ ============ ============ ============ ============ ========
IC-Q-IN                       181-192     0.00000             0.00000                   0.00000
                              193-204     5.00000      0     48.00000      0.00000     18.69602      0.00000      0.00000
                              205-216    16.00000      5    158.40000     48.00000     66.28175     19.72712      1.40000
                              217-228     7.00000     10     48.00000    104.40000     31.88326     45.61720     29.67144
                              229-240     8.00000      7    114.00000     48.00000     11.48908     35.18391      0.85000
                              241-252     5.00000      4     42.00000     66.00000     33.12645      8.56272      2.65935
                              253-264     1.00000      4      6.00000     30.00000      5.43144     27.20877      7.88137
NEW LINE                      265-276                  1                   6.00000                   5.44299
ACC Maturity Value & Count
                                      ----------- ------ ------------ ------------ ------------ ------------ ------------ --------
   TOTAL                                       42     31    416.40000    302.40000    166.90800    141.74271     42.46216  0.00000
                                      =========== ====== ============ ============ ============ ============ ============ ========
IC-IN-EMP                     205-216     0.00000             0.00000                   0.00000
                              217-228     1.00000      0      6.00000      0.00000      0.89163      0.00000      0.00000
NEW LINE                      229-240                  1                   6.00000                   0.59672      0.90000
ACC Maturity Value & Count
                                      ----------- ------ ------------ ------------ ------------ ------------ ------------ --------
   TOTAL                                        1      1      6.00000      6.00000      0.89163      0.59672      0.90000  0.00000
                                      =========== ====== ============ ============ ============ ============ ============ ========
IC-I                            25-36     0.00000             0.00000                   0.00000
                                37-48     4.00000      0     49.20000      0.00000     25.29003      0.00000
                                49-60     2.00000      3     24.97100     43.20000      2.87728     28.23562      2.55090
                                61-72     1.00000      2     21.00000     24.97100      8.95011      2.81877      0.00000
                                73-84                                                                             1.84916
                                85-96
                               97-108     0.00000             0.00000                   0.00000
                              109-120     2.00000      0     18.00000      0.00000     25.04704      0.00000      0.00000
                              121-132     0.00000             0.00000                   0.00000
                              133-144     8.00000      0    118.08000      0.00000     65.02444      0.00000
                              145-156     8.00000      3    150.00000     30.00000    118.99948     23.32006     41.04140
                              157-168    13.00000      2    220.75200     36.00000    148.65800     19.32708     76.35817
                              169-180    12.00000      7    174.00000    100.75200     84.27798     70.84077     40.06355
                              181-192    10.00000      8     90.00000    108.00000     98.33941     48.44713     12.71553
                              193-204    11.00000      6    101.40000     60.00000     93.64014     56.67770     39.42426
NEW LINE                      205-216                  2                  12.00000                   9.11443     68.49399
ACC Maturity Value & Count
                                      ----------- ------ ------------ ------------ ------------ ------------ ------------ --------
   TOTAL                                       71     33    967.40300    414.92300    671.10391    258.78156    282.49696  0.00000
                                      =========== ====== ============ ============ ============ ============ ============ ========
IC-I-EMP                         1-12
                                13-24     0.00000             0.00000                   0.00000
                                25-36     1.00000      0      6.00000      0.00000      3.97019      0.00000
                                37-48                  1                   6.00000                   5.43586
                                49-60
                                61-72
                                73-84
                                85-96
                               97-108
                              109-120
                              121-132
                              133-144     0.00000             0.00000                   0.00000
                              145-156     2.00000      0     72.24000      0.00000     22.93904      0.00000
                              157-168     0.00000      2      0.00000     72.24000      0.00000     23.09643
                              169-180     2.00000      0     18.00000      0.00000      9.78252      0.00000
                              181-192     0.00000      2      0.00000     18.00000      0.00000      9.34167
                              193-204     1.00000      0    120.00000      0.00000    485.48809      0.00000
NEW LINE                      205-216                  1                 120.00000                 271.87199
ACC Maturity Value & Count
                                      ----------- ------ ------------ ------------ ------------ ------------ ------------ --------
   TOTAL                                        6      6    216.24000    216.24000    522.17984    309.74595      0.00000  0.00000
                                      =========== ====== ============ ============ ============ ============ ============ ========
IC-I95                           1-12   807.00000    828                            1,269.14584  2,007.78792    120.77211
                                13-24   502.00000    621                            1,453.01105  1,982.18791    139.50641
                                25-36   552.00000    448                            2,565.52997  1,933.55262    148.12430
                                37-48   777.00000    484                            4,802.13745  3,095.90363    294.29430
                                49-60 1,121.00000    707                            8,013.70853  5,379.29281    325.32106
                                61-72 1,098.00000    954                            9,635.74172  7,546.26867  1,012.08259
                                73-84   684.00000    765                            5,692.10506  6,016.78453  3,656.89174
                                85-96   400.00000    519                            3,072.37629  4,057.57201  1,522.02103
                               97-108   362.00000    317                            2,722.27902  2,384.76880    667.49708
                              109-120   460.00000    274                            3,381.64762  1,832.35618    710.91238
                              121-132     4.00000      2                               28.01811      7.82101    711.02241
                              133-144     4.00000      2                                8.89503     22.37665      7.81028
NEW LINE                      145-156                  1                                             1.48764      6.76631
ACC Maturity Value & Count
                                      ----------- ------ ------------ ------------ ------------ ------------ ------------ --------
   TOTAL                                    6,771  5,922      0.00000      0.00000 42,644.59569 36,268.16038  9,323.02200  0.00000
                                      =========== ====== ============ ============ ============ ============ ============ ========
IC-I95-E                         1-12     7.00000      8                                5.76329     23.32703      5.85048
                                13-24     3.00000      7                               13.00209      8.45029      0.00000
                                25-36     3.00000      3                                7.82519     28.53217      0.00000
                                37-48     4.00000      3                               14.16983     11.77608
                                49-60    12.00000      4                              107.63879     18.56114      0.00000
                                61-72     2.00000     10                                8.96017     47.16142     37.66556
                                73-84     1.00000      1                                1.68343      1.47559      8.63237
                                85-96     0.00000      1                                0.00000      1.73432
                               97-108     1.00000      0                                6.19187      0.00000      0.00000
                              109-120     2.00000      0                               15.88291      0.00000      6.42028
NEW LINE                      121-132                                                                            13.73036
ACC Maturity Value & Count
                                      ----------- ------ ------------ ------------ ------------ ------------ ------------ --------
   TOTAL                                       35     37      0.00000      0.00000    181.11757    141.01804     72.29905  0.00000
                                      =========== ====== ============ ============ ============ ============ ============ ========
RP-Q-INST                     253-264
                              265-276     0.00000             0.00000                   0.00000
                              277-288     5.00000      0     52.20000      0.00000     23.29712      0.00000      0.00000
                              289-300     0.00000      4      0.00000     42.00000      0.00000     21.33165      1.99302
                              301-312     2.00000      0     12.00000      0.00000      7.96444      0.00000      0.00000
                              313-324     1.00000      2     12.00000     12.00000     38.32248      7.98227
NEW LINE                      325-336                                                                            38.41834
ACC Maturity Value & Count
                                      ----------- ------ ------------ ------------ ------------ ------------ ------------ --------
   TOTAL                                        8      6     76.20000     54.00000     69.58404     29.31392     40.41136  0.00000
                                      =========== ====== ============ ============ ============ ============ ============ ========

PG 41

AMERIPRISE CERTIFICATE COMPANY, INC.                     CERTIFICATE RESERVES      SCHEDULE VI               BALANCE TO  BALANCE TO
                                                                                                             SEC         SEC
SOURCES:  C2790-70, C2790-20, C2790-21, C2790-26, C2740-10 -- TIE TO C2785-10                                5 ON PART 1 6 ON PART 1
DECEMBER 2009                                                                                                2790-70     2790-70
               DATE PRINTED
                   02/15/10 SOURCE: 2790-70, UNLESS SPECIFIED.                                               SEC 5       SEC 6
                            PART 3 - INFORMATION REGARDING INSTALLMENT CERTIFICATES
                                                                                                                   DEDUCTION
TOTALS MUST AGREE TO PART 1           NUMBER OF ACCOUNTS         AMOUNT OF                                       FROM RESERVES
                                       WITH CERTIFICATE           MATURITY                 AMOUNT OF            CASH SURRENDERS
                                            HOLDERS                VALUE                    RESERVES           PRIOR TO MATURITY
                                      ------------------ ------------------------- ------------------------- ---------------------
CERT SERIES                 MOS. PAID  DECEMBER 31, 2009     DECEMBER 31, 2009         DECEMBER 31, 2009       SURRENDER    OTHER
--------------------------- --------- ------------------ ------------------------- ------------------------- ---------------------
                                         2008      2009      2008         2009         2008         2009         2009       2009
                                      ----------- ------ ------------ ------------ ------------ ------------ ------------ --------
RP-Q-FP                       241-252
                              253-264     0.00000             0.00000                   0.00000
                              265-276     2.00000      0     31.80000      0.00000     11.86819      0.00000
New Line                      277-288                  1                  12.00000                  10.83746      0.84816
ACC Maturity Value & Count
                                      ----------- ------ ------------ ------------ ------------ ------------ ------------ --------
   TOTAL                                        2      1     31.80000     12.00000     11.86819     10.83746      0.84816  0.00000
                                      =========== ====== ============ ============ ============ ============ ============ ========
RP-Q-IN
                              205-216     0.00000             0.00000                   0.00000
                              217-228     2.00000      0     12.00000      0.00000      2.39298      0.00000
                              229-240     1.00000      2     12.00000     12.00000      0.41235      2.37907
New Line                      241-252                  1                  12.00000                   0.41649
ACC Maturity Value & Count
                                      ----------- ------ ------------ ------------ ------------ ------------ ------------ --------
   TOTAL                                        3      3     24.00000     24.00000      2.80533      2.79556      0.00000  0.00000
                                      =========== ====== ============ ============ ============ ============ ============ ========
RP-IN-EMP
ACC Maturity Value & Count
                                      ----------- ------ ------------ ------------ ------------ ------------ ------------ --------
   TOTAL                                        0      0      0.00000      0.00000      0.00000      0.00000      0.00000  0.00000
                                      =========== ====== ============ ============ ============ ============ ============ ========
RP-I
ACC Maturity Value & Count
                                      ----------- ------ ------------ ------------ ------------ ------------ ------------ --------
   TOTAL                                        0      0      0.00000      0.00000      0.00000      0.00000      0.00000  0.00000
                                      =========== ====== ============ ============ ============ ============ ============ ========
RP-I-EMP - Use C2790-26
ACC Maturity Value & Count
                                      ----------- ------ ------------ ------------ ------------ ------------ ------------ --------
   TOTAL (Don't include in
      Part 1)                                 0.0    0.0      0.00000      0.00000      0.00000      0.00000      0.00000  0.00000
                                      =========== ====== ============ ============ ============ ============ ============ ========
Inst-R (RP-I95)                  1-12    80.00000     98 18,072.44520 13,914.51480    228.94446    289.98108     21.32722
Note: Use C2790-26              13-24    22.00000     53    763.57440  3,455.29680    100.93630    125.53665     94.56657
                                25-36    16.00000     15    483.00000    703.49040    100.78332     66.50967      4.20092
                                37-48    39.00000     14  2,226.92160    471.00000    227.33396    139.41679      4.31416
                                49-60    37.00000     36  1,555.61520  2,205.99840    265.22279    256.81884      3.44757
                                61-72    48.00000     35  8,290.76040  1,129.61520    548.58372    310.86000      7.05199
                                73-84    30.00000     33  1,135.29480  7,953.56040    250.54412    630.48680    147.93494
                                85-96     6.00000     19    422.07240    565.85160     33.14535    152.02085     88.50452
                               97-108     1.00000      0     59.99760      0.00000      5.97552      0.00000      6.69815
                              109-120                  0                                             0.00000     36.07403
                              121-132                                                                            10.80080
ACC Maturity Value & Count
                                      ----------- ------ ------------ ------------ ------------ ------------ ------------ --------
   TOTAL                                      279    303 33,009.68160 30,399.32760  1,761.46954  1,971.63068    424.92087  0.00000
                                      =========== ====== ============ ============ ============ ============ ============ ========
Inst-R-E - Use C2790-26          1-12                  0                   0.00000                   0.00000
(Install R)                     13-24     2.00000      0     30.00000      0.00000     10.36531      0.00000
                                25-36     2.00000      1     12.00000     24.00000      2.74951      1.61307
                                37-48     2.00000      2    612.00000     12.00000      6.91708      4.20962
                                49-60                  2                 612.00000                   9.76637
                                61-72     0.00000             0.00000                   0.00000
                                73-84
                                85-96
AECC Maturity Value & Count
                                      ----------- ------ ------------ ------------ ------------ ------------ ------------ --------
   TOTAL                                        6      5    654.00000    648.00000     20.03190     15.58906      0.00000  0.00000
                                      =========== ====== ============ ============ ============ ============ ============ ========
TOTAL - ALL SERIES                          7,310  6,397 37,809.74074 33,645.69686 48,274.12614 40,650.33681 10,529.17796 29.20319
                                      =========== ====== ============ ============ ============ ============ ============ ========
Check

PG 42

AMERIPRISE CERTIFICATE COMPANY                                      SCHEDULE VII
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
($ THOUSANDS)

YEAR ENDED DECEMBER 31, 2009

                                                       Additions
                                                    ---------------
                           Reserves       Balance    Charged                               Balance
                        deducted from        at     to costs              Change in          at
                          assets to      beginning     and           reserves/writedowns     end
                       which they apply  of period  expenses  Other   From 2008 to 2009   of period
                       ----------------  ---------  --------  -----  -------------------  ---------
Allowance for losses:
  Conventional first
     mortgage loans
     and other loans                        15,440         0      0                (162)     15,602

YEAR ENDED DECEMBER 31, 2008

                                                       Additions
                                                    ---------------
                           Reserves       Balance    Charged                                Balance
                        deducted from        at     to costs              Change in          at
                          assets to      beginning     and           reserves/writedowns     end
                       which they apply  of period  expenses  Other   From 2007 to 2008   of period
                       ----------------  ---------  --------  -----  -------------------  ---------
Allowance for losses:
  Conventional first
     mortgage loans                          4,836         0      0              (10,604)    15,440

YEAR ENDED DECEMBER 31, 2007

                                                       Additions
                                                    ---------------
                           Reserves       Balance    Charged                               Balance
                        deducted from        at     to costs              Change in          at
                          assets to      beginning     and           reserves/writedowns     end
                       which they apply  of period  expenses  Other   From 2006 to 2007   of period
                       ----------------  ---------  --------  -----  -------------------  ---------
Allowance for losses:
  Conventional first
     mortgage loans
     and other loans                         6,536         0      0                 1700      4,836