Form 10-Q
period 2010-03-31
AMERIPRISE CERTIFICATE CO
filed 2010-05-04
CIK 52428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

                                                                  Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

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

                 CLASS                    OUTSTANDING AT MAY 4, 2010
                 -----                    --------------------------
Common Shares (par value $10 per share)         150,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                         AMERIPRISE CERTIFICATE COMPANY

FORM 10-Q

INDEX

Part I.  Financial Information:

         Item 1.  Financial Statements

                  Statements of Operations - Three months ended
                     March 31, 2010 and 2009 .............................     3

                  Balance Sheets - March 31, 2010 and December 31, 2009 ..     4

                  Statements of Cash Flows - Three months ended
                     March 31, 2010 and 2009 .............................     5

                  Statements of Shareholder's Equity - Three months ended
                     March 31, 2010 and 2009 .............................     6

                  Notes to Financial Statements ..........................     7

         Item 2.  Management's Narrative Analysis ........................    17

         Item 4T. Controls and Procedures ................................    19

Part II. Other Information:

         Item 1.  Legal Proceedings ......................................    20

         Item 1A. Risk Factors ...........................................    20

         Item 6.  Exhibits ...............................................    20

         Signatures ......................................................    21

         Exhibit Index ...................................................   E-1

                         AMERIPRISE CERTIFICATE COMPANY
                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                      THREE MONTHS
                                                                                    ENDED MARCH 31,
                                                                                   -----------------
                                                                                     2010      2009
                                                                                   -------   -------
Investment income                                                                  $44,455   $51,484
Investment expenses                                                                  8,520    10,448
                                                                                   -------   -------
Net investment income before provision for certificate reserves and income taxes    35,935    41,036
Net provision for certificate reserves                                              16,996    38,657
                                                                                   -------   -------
Net investment income before income taxes                                           18,939     2,379
Income tax expense                                                                   6,921       887
                                                                                   -------   -------
Net investment income                                                               12,018     1,492
                                                                                   -------   -------
Net realized gain (loss) on investments                                              3,811    (1,719)
Income tax expense (benefit)                                                         1,334      (602)
                                                                                   -------   -------
Net realized gain (loss) on investments                                              2,477    (1,117)
                                                                                   -------   -------
NET INCOME                                                                         $14,495   $   375
                                                                                   =======   =======
Supplemental Disclosures:
Net realized gain (loss) on investments:

Net realized gain on investments before impairment losses on securities            $ 6,381   $ 2,717
                                                                                   -------   -------
Total other-than-temporary impairment losses on securities                          (4,662)   (1,581)
Portion of loss recognized in other comprehensive income                             2,092    (2,855)
                                                                                   -------   -------
Net impairment losses recognized in net realized gain (loss) on investments         (2,570)   (4,436)
                                                                                   -------   -------
Total net realized gain (loss) on investments                                      $ 3,811   $(1,719)
                                                                                   =======   =======

See Notes to Financial Statements.

                         AMERIPRISE CERTIFICATE COMPANY

                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                       MARCH 31,    DECEMBER 31,
                                                         2010           2009
                                                      -----------   ------------
                                                      (UNAUDITED)
ASSETS
Qualified Assets
   Cash equivalents                                   $  453,111     $  309,183
   Investments in unaffiliated issuers                 3,395,663      3,960,440
   Receivables                                            83,703         39,630
   Equity index options, purchased                       131,252        166,392
                                                      ----------     ----------
Total qualified assets                                 4,063,729      4,475,645
   Deferred taxes, net                                    59,654         70,793
   Current taxes receivable from parent                      398             62
                                                      ----------     ----------
   Total other assets                                     60,052         70,855
                                                      ----------     ----------
   Total assets                                       $4,123,781     $4,546,500
                                                      ==========     ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
   Certificate reserves                               $3,776,366     $4,108,272
   Current taxes payable to parent                         3,992         18,117
   Payable for investment securities purchased             7,220          1,207
   Equity index options, written                         109,472        140,996
   Accounts payable and accrued liabilities               33,717         32,710
                                                      ----------     ----------
Total liabilities                                      3,930,767      4,301,302
Shareholder's Equity
   Common shares ($10 par value, 150,000 shares
      authorized and issued)                               1,500          1,500
   Additional paid-in capital                            226,086        297,964
   Total retained earnings (accumulated deficit)              15         (6,358)
   Accumulated other comprehensive loss, net of tax      (34,587)       (47,908)
                                                      ----------     ----------
Total shareholder's equity                               193,014        245,198
                                                      ----------     ----------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY            $4,123,781     $4,546,500
                                                      ==========     ==========

See Notes to Financial Statements.

                         AMERIPRISE CERTIFICATE COMPANY

                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                      --------------------------
                                                          2010          2009
                                                      -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                             $  14,495    $       375
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Interest added to certificate loans                       (37)           (50)
   Amortization of premiums, acccretion of
      discounts, net                                        (810)          (284)
   Deferred taxes, net                                     3,967         (1,953)
   Net realized loss on investments                          310            942
   Provision for loan loss                                (4,121)         1,000
Changes in other operating assets and liabilities:
   Trading securities, net                                    --       (137,334)
   Dividends and interest receivable                       5,110            237
   Certificate reserves, net                              (4,415)         1,408
   Due to (from) parent for income taxes                 (14,461)         5,701
   Derivatives, net                                        3,616         (1,601)
   Derivatives collateral, net                             3,618             --
Other, net                                                (3,033)        (7,725)
                                                       ---------    -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        4,239       (139,284)
                                                       ---------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Available-for-Sale securities:
   Sales                                                   1,903        124,157
   Maturities and redemptions                            554,766        274,540
   Purchases                                             (33,969)    (1,119,926)
Below investment grade syndicated bank loans and
      commercial mortgage loans:
   Sales                                                   1,974            933
   Maturities and redemptions                             22,463          7,685
   Purchases                                                 (42)          (116)
Certificate loans:
   Payments                                                  233            258
   Fundings                                                 (148)          (115)
                                                       ---------    -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      547,180       (712,584)
                                                       ---------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments from certificate owners                         269,358        962,628
Certificate maturities and cash surrenders              (596,849)      (863,731)
Capital contribution from parent                              --         30,000
Dividend/return of capital to parent                     (80,000)            --
                                                       ---------    -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES     (407,491)       128,897
                                                       ---------    -----------
NET INCREASE (DECREASE) IN CASH EQUIVALENTS              143,928       (722,971)
Cash equivalents at beginning of period                  309,183      1,164,484
                                                       ---------    -----------
CASH EQUIVALENTS AT END OF PERIOD                      $ 453,111    $   441,513
                                                       =========    ===========
SUPPLEMENTAL DISCLOSURES INCLUDING NON-CASH
   TRANSACTIONS:
Cash paid (received) for income taxes                  $  18,704    $    (6,377)
Certificate maturities and surrenders through loan
   reductions                                                467            449

See Notes to Financial Statements.

                         AMERIPRISE CERTIFICATE COMPANY

                 STATEMENTS OF SHAREHOLDER'S EQUITY (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2010 AND 2009

                                                                    RETAINED EARNINGS (ACCUMULATED DEFICIT)
                                                                   ----------------------------------------
                                                                   APPROPRIATED APPROPRIATED
                                                                       FOR           FOR                     ACCUMULATED
                                                                   PRE-DECLARED  ADDITIONAL                     OTHER
                                     NUMBER OF         ADDITIONAL   ADDITIONAL  INTEREST ON                 COMPREHENSIVE
                                    OUTSTANDING COMMON   PAID-IN    CREDITS AND    ADVANCE                      LOSS -
                                       SHARES   SHARES   CAPITAL     INTEREST     PAYMENTS   UNAPPROPRIATED   NET OF TAX    TOTAL
                                    ----------- ------ ----------  ------------ ------------ -------------- ------------- --------
                                                                   (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE AT JANUARY 1, 2009            150,000   $1,500  $ 322,964     $ 50          $15        $(81,570)     $(152,454)   $ 90,505
Change in accounting principle,
   net of tax                              --       --         --       --           --          31,694        (31,694)         --
Comprehensive income:
   Net income                              --       --         --       --           --             375             --         375
      Other comprehensive income,
         net of tax:
         Change in net unrealized
            securities losses              --       --         --       --           --              --         30,111      30,111
         Change in noncredit
            related impairments on
            securities and net
            unrealized securities
            losses on previously
            impaired securities            --       --         --       --           --              --            (11)        (11)
                                                                                                                          --------
Total comprehensive income                                                                                                  30,475
Transfer to unappropriated/
   from appropriated                       --       --         --      (41)          --              41             --          --
Receipt of capital from parent             --       --     30,000       --           --              --             --      30,000
                                      -------   ------   --------     ----          ---        --------      ---------    --------
BALANCE AT MARCH 31, 2009             150,000    1,500    352,964        9           15         (49,460)      (154,048)    150,980
                                      =======   ======   ========     ====          ===        ========      =========    ========
BALANCE AT JANUARY 1, 2010            150,000    1,500    297,964       --           15          (6,373)       (47,908)    245,198
Comprehensive income:
   Net income                              --       --         --       --           --          14,495             --      14,495
   Other comprehensive income,
      net of tax:
      Change in net unrealized
         securities losses                 --       --         --       --           --              --         15,192      15,192
      Change in noncredit related
         impairments on securities
         and net unrealized
        securities losses on prev-
         iously impaired securities        --       --         --       --           --              --         (1,871)     (1,871)
                                                                                                                          --------
Total comprehensive income                                                                                                  27,816
Dividend/return of capital to
   parent                                  --       --    (71,878)      --           --          (8,122)            --     (80,000)
                                      -------   ------   --------     ----          ---        --------      ---------    --------
BALANCE AT MARCH 31, 2010             150,000   $1,500   $226,086     $ --          $15        $     --      $ (34,587)   $193,014
                                      =======   ======   ========     ====          ===        ========      =========    ========

See Notes to Financial Statements.

                         AMERIPRISE CERTIFICATE COMPANY

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

NATURE OF BUSINESS

Ameriprise Certificate Company ("ACC" or the "Company"), is a wholly owned subsidiary of Ameriprise Financial, Inc. ("Ameriprise Financial"). The accompanying Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial position for the interim periods have been made. All adjustments made were of a normal, recurring nature. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Financial Statements and Notes should be read in conjunction with the Financial Statements and Notes in the Annual Report on Form 10-K of ACC for the year ended December 31, 2009, filed with the Securities and Exchange Commission ("SEC") on February 23, 2010.

ACC evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued.

2. RECENT ACCOUNTING PRONOUNCEMENTS

ADOPTION OF NEW ACCOUNTING STANDARDS

Subsequent Events

In February 2010, the Financial Accounting Standards Board ("FASB") amended the accounting standards related to the recognition and disclosure of subsequent events. The amendments remove the requirement to disclose the date through which subsequent events are evaluated for SEC filers. The standard is effective upon issuance, and shall be applied prospectively. ACC adopted the standard in the first quarter of 2010. The adoption did not have any effect on ACC's results of operations and financial condition.

Fair Value

In January 2010, the FASB updated the accounting standards related to disclosures on fair value measurements. The standard expands the current disclosure requirements to include additional detail about significant transfers between Levels 1 and 2 within the fair value hierarchy and presents activity in the rollforward of Level 3 activity on a gross basis. The standard also clarifies existing disclosure requirements related to the level of disaggregation to be used for assets and liabilities as well as disclosures on the inputs and valuation techniques used to measure fair value. The standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure requirements related to the Level 3 rollforward, which are effective for interim and annual periods beginning after December 15, 2010. ACC adopted the standard in the first quarter of 2010, except for the additional disclosures related to the Level 3 rollforward, which ACC will adopt in the first quarter of 2011. The adoption did not have any effect on ACC's results of operations and financial condition.

Recognition and Presentation of Other-Than-Temporary Impairment ("OTTI")

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

                         AMERIPRISE CERTIFICATE COMPANY

3. INVESTMENTS

Investments in unaffiliated issuers were as follows:

                                                                          MARCH       DECEMBER
                                                                        31, 2010      31, 2009
                                                                        ----------   ----------
                                                                             (IN THOUSANDS)
Available-for-Sale:
   Fixed maturities, at fair value (amortized cost: 2010, $3,133,605;
      2009, $3,697,972)                                                 $3,081,545   $3,627,993
   Common and preferred stocks, at fair value (cost: 2010, $19,648;
      2009, $19,646)                                                        18,386       15,765
Below investment grade syndicated bank loans and commercial mortgage
   loans, at cost (fair value: 2010, $295,415; 2009, $313,021)             288,995      309,459
Certificate loans - secured by certificate reserves, at cost,
   which approximates fair value                                             4,621        5,136
Real estate owned, at fair value less cost to sell                           2,116        2,087
                                                                        ----------   ----------
   Total                                                                $3,395,663   $3,960,440
                                                                        ==========   ==========

Available-for-Sale securities distributed by type were as follows:

                                                                   MARCH 31, 2010
                                           --------------------------------------------------------------
                                                          GROSS         GROSS
                                            AMORTIZED   UNREALIZED   UNREALIZED                NON-CREDIT
DESCRIPTION OF SECURITIES                     COST         GAINS       LOSSES     FAIR VALUE    OTTI (1)
-------------------------                  ----------   ----------   ----------   ----------   ----------
                                                             (IN THOUSANDS)
Residential mortgage backed securities     $1,453,782     $21,660     $(125,549)  $1,349,893   $(50,085)
Corporate debt securities                     781,828      19,236          (383)     800,681          5
Commercial mortgage backed securities         464,546      15,286          (355)     479,477         --
Asset backed securities                       374,663      20,499        (3,550)     391,612     (1,343)
U.S. government and agencies obligations       58,786       1,096            --       59,882         --
Common and preferred stocks                    19,648         350        (1,612)      18,386         --
                                           ----------     -------     ---------   ----------   --------
   Total                                   $3,153,253     $78,127     $(131,449)  $3,099,931   $(51,423)
                                           ==========     =======     =========   ==========   ========

                                                                  DECEMBER 31, 2009
                                           --------------------------------------------------------------
                                                           GROSS        GROSS
                                            AMORTIZED   UNREALIZED   UNREALIZED                NON-CREDIT
DESCRIPTION OF SECURITIES                     COST         GAINS       LOSSES     FAIR VALUE    OTTI (1)
-------------------------                  ----------   ----------   ----------   ----------   ----------
                                                             (IN THOUSANDS)
Residential mortgage backed securities     $1,577,876     $20,736     $(138,277)  $1,460,335    $(46,683)
Corporate debt securities                   1,026,547      24,668          (976)   1,050,239         850
Commercial mortgage backed securities         538,714      13,247          (759)     551,202          --
Asset backed securities                       420,016      17,245        (6,994)     430,267      (2,711)
U.S. government and agencies obligations      134,819       1,131            --      135,950          --
Common and preferred stocks                    19,646          82        (3,963)      15,765          --
                                           ----------     -------     ---------   ----------    --------
   Total                                   $3,717,618     $77,109     $(150,969)  $3,643,758    $(48,544)
                                           ==========     =======     =========   ==========    ========

(1) Represents the amount of other-than-temporary impairment losses in Accumulated Other Comprehensive Loss. Amount includes unrealized gains and losses on impaired securities subsequent to the impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

                         AMERIPRISE CERTIFICATE COMPANY

At March 31, 2010 and December 31, 2009, fixed maturity securities comprised approximately 80% and 85%, respectively, of ACC's total investments. These securities were rated by Moody's Investors Service ("Moody's"), Standard & Poor's Ratings Services ("S&P"), and Fitch Ratings Ltd. ("Fitch"), except for approximately $11.7 million and $18.0 million of securities at March 31, 2010 and December 31, 2009, respectively, which were rated by ACC's internal analysts using criteria similar to Moody's, S&P and Fitch. Ratings on fixed maturity securities are presented using the median of ratings from Moody's, S&P and Fitch. If only two of the ratings are available, the lower rating is used. A summary of fixed maturity securities was as follows:

                                       MARCH 31, 2010                        DECEMBER 31, 2009
                            ------------------------------------   ------------------------------------
                                                        PERCENT                                PERCENT
                             AMORTIZED                 OF TOTAL     AMORTIZED                 OF TOTAL
RATINGS                        COST      FAIR VALUE   FAIR VALUE      COST      FAIR VALUE   FAIR VALUE
-------                     ----------   ----------   ----------   ----------   ----------   ----------
                                                 (IN THOUSANDS, EXCEPT PERCENTAGES)
AAA                         $1,754,707   $1,798,048       59%      $2,026,434   $2,062,670       57%
AA                             131,815      130,419        4          189,891      177,780        5
A                              217,269      217,421        7          346,183      342,573        9
BBB                            656,411      656,473       21          782,389      780,706       22
Below investment grade         373,403      279,184        9          353,075      264,264        7
                            ----------   ----------      ---       ----------   ----------      ---
   Total fixed maturities   $3,133,605   $3,081,545      100%      $3,697,972   $3,627,993      100%
                            ==========   ==========      ===       ==========   ==========      ===

At March 31, 2010 and December 31, 2009, approximately 40% and 38%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

                                                               MARCH 31, 2009
                        --------------------------------------------------------------------------------------------
                              LESS THAN 12 MONTHS             12 MONTHS OR MORE                    TOTAL
                        ------------------------------ ------------------------------ ------------------------------
                          NUMBER                         NUMBER                         NUMBER
DESCRIPTION OF              OF       FAIR   UNREALIZED     OF       FAIR   UNREALIZED     OF       FAIR   UNREALIZED
SECURITIES              SECURITIES   VALUE    LOSSES   SECURITIES   VALUE    LOSSES   SECURITIES   VALUE    LOSSES
--------------          ---------- -------- ---------- ---------- -------- ---------- ---------- -------- ----------
                                                 (IN THOUSANDS, EXCEPT NUMBER OF SECURITIES)
Residential mortgage
   backed securities        20     $207,492  $(6,051)      77     $327,306 $(119,498)      97    $534,798 $(125,549)
Corporate debt
   securities                2        1,199      (17)      17       13,345      (366)      19      14,544      (383)
Commercial mortgage
   backed securities         5       16,510     (130)       4       10,772      (225)       9      27,282      (355)
Asset backed securities      7       49,128     (698)      10       33,018    (2,852)      17      82,146    (3,550)
Common and
   preferred stocks         --           --       --        1       18,000    (1,612)       1      18,000    (1,612)
                           ---     --------  -------      ---     -------- ---------      ---    -------- ---------
Total                       34     $274,329  $(6,896)     109     $402,441 $(124,553)     143    $676,770 $(131,449)
                           ===     ========  =======      ===     ======== =========      ===    ======== =========

                                                             DECEMBER 31, 2009
                        --------------------------------------------------------------------------------------------
                              LESS THAN 12 MONTHS             12 MONTHS OR MORE                    TOTAL
                        ------------------------------ ------------------------------ ------------------------------
                          NUMBER                         NUMBER                         NUMBER
DESCRIPTION OF              OF       FAIR   UNREALIZED     OF       FAIR   UNREALIZED     OF       FAIR   UNREALIZED
SECURITIES              SECURITIES   VALUE    LOSSES   SECURITIES   VALUE    LOSSES   SECURITIES   VALUE    LOSSES
--------------          ---------- -------- ---------- ---------- -------- ---------- ---------- -------- ----------
                                                 (IN THOUSANDS, EXCEPT NUMBER OF SECURITIES)
Residential mortgage
   backed securities        22     $196,113  $ (9,618)     77     $320,859 $(128,659)      99    $516,972 $(138,277)
Corporate debt
   securities                5        4,715      (117)     28       56,063      (859)      33      60,778      (976)
Commercial mortgage
   backed securities         4       20,315      (321)      9       29,516      (438)      13      49,831      (759)
Asset backed securities      7       34,629      (766)     11       47,960    (6,228)      18      82,589    (6,994)
Common and
   preferred stocks         --           --        --       1      15,650    (3,963)        1     15,650     (3,963)
                           ---     --------  --------     ---     -------- ---------      ---    -------- ---------
   Total                    38     $255,772  $(10,822)    126     $470,048 $(140,147)     164    $725,820 $(150,969)
                           ===     ========  ========     ===     ======== =========      ===    ======== =========

                         AMERIPRISE CERTIFICATE COMPANY

As part of ACC's ongoing monitoring process, management determined that a majority of the gross unrealized losses on its Available-for-Sale securities are attributable to credit spreads. The primary driver of lower unrealized losses at March 31, 2010 was the tightening of credit spreads across sectors.

The following table presents a rollforward of the cumulative amounts recognized in the Statements of Operations for other-than-temporary impairments related to credit losses on securities for which a portion of the securities' total other-than-temporary impairments was recognized in other comprehensive loss:

                                                     2010      2009
                                                   -------   -------
                                                     (IN THOUSANDS)
Beginning balance of credit losses on securities
   held as of January 1 for which a portion of
   other-than-temporary impairment was
   recognized in other comprehensive loss          $57,446   $50,866
Additional amount related to credit losses for
   which an other-than-temporary impairment was
   not previously recognized                           556        --
Additional increases to the amount related to
   credit losses for which an
   other-than-temporary impairment was
   previously recognized                             1,798     3,297
                                                   -------   -------
Ending balance of credit losses on securities
   held as of March 31 for which a portion of
   other-than-temporary impairment was
   recognized in other comprehensive loss          $59,800   $54,163
                                                   =======   =======

The change in net unrealized securities losses in other comprehensive income includes two components, net of tax: (i) unrealized gains (losses) that arose from changes in the market value of securities that were held during the period and (ii) (gains) losses that were previously unrealized, but have been recognized in current period net income due to sales of Available-for-Sale securities. As a result of the adoption of a new accounting standard effective January 1, 2009, net unrealized investment gains (losses) arising during the period also include other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income during the period. Additionally, reclassification of (gains) losses included in net income contains noncredit other-than-temporary impairment losses that were previously unrealized, but have been recognized in current period net income due to their reclassification as credit losses.

The following table presents a rollforward of the net unrealized investment gains (losses) on Available-for-Sale securities included in accumulated other comprehensive loss:

                                                                                        ACCUMULATED
                                                                                           OTHER
                                                                                       COMPREHENSIVE
                                                                NET                    LOSS RELATED
                                                            UNREALIZED                    TO NET
                                                            INVESTMENT                  UNREALIZED
                                                               GAINS      DEFERRED      INVESTMENT
                                                             (LOSSES)    INCOME TAX   GAINS (LOSSES)
                                                            ----------   ----------   --------------
                                                                          (IN THOUSANDS)
Balance at January 1, 2009                                  $(233,248)    $ 80,794     $(152,454)
Cumulative effect of accounting change                        (48,760)      17,066       (31,694)(1)
Net unrealized investment gains arising during the period      45,357      (15,875)       29,482
Reclassification of losses included in net income                 951         (333)          618
                                                            ---------     --------     ---------
Balance at March 31, 2009                                   $(235,700)    $ 81,652     $(154,048)(2)
                                                            =========     ========     =========
Balance at January 1, 2010                                  $ (72,408)    $ 24,500     $ (47,908)
Net unrealized investment gains arising during the period      20,510       (7,179)       13,331
Reclassification of gains included in net income                  (16)           6           (10)
                                                            ---------     --------     ---------
Balance at March 31, 2010                                   $ (51,914)    $ 17,327     $ (34,587)(2)
                                                            =========     ========     =========

(1) Amount represents the cumulative effect of adopting a new accounting standard on January 1, 2009. See Note 2 for additional information on the adoption impact.

(2) At March 31, 2010 and 2009, Accumulated Other Comprehensive Loss Related to Net Unrealized Investment Losses included $(33.4) million and $(31.7) million, respectively, of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities.

                         AMERIPRISE CERTIFICATE COMPANY

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, were as follows:

                                                     THREE MONTHS ENDED MARCH 31,
                                                     ----------------------------
                                                            2010      2009
                                                          -------   -------
                                                            (IN THOUSANDS)
Gross realized gains from sales                           $ 2,715   $ 3,498
Gross realized losses from sales                             (129)      (12)
Other-than-temporary impairments related to credit         (2,570)   (4,436)

The $2.6 million and $4.4 million of other-than-temporary impairments for the three months ended March 31, 2010 and 2009, respectively, primarily related to credit-related losses in non-agency residential mortgage backed securities and corporate debt securities.

Available-for-Sale securities by contractual maturity as of March 31, 2010 were as follows:

                                          AMORTIZED      FAIR
                                            COST         VALUE
                                         ----------   ----------
                                              (IN THOUSANDS)
Due within one year                      $  500,473   $  509,615
Due after one year through five years       324,325      334,649
Due after five years through 10 years         7,193        7,413
Due after 10 years                            8,623        8,886
                                         ----------   ----------
                                            840,614      860,563
Residential mortgage backed securities    1,453,782    1,349,893
Commercial mortgage backed securities       464,546      479,477
Asset backed securities                     374,663      391,612
Common and preferred stocks                  19,648       18,386
                                         ----------   ----------
   Total                                 $3,153,253   $3,099,931
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

                         AMERIPRISE CERTIFICATE COMPANY

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

Investments in Unaffiliated Issuers (Available-for-Sale Securities)

When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from nationally-recognized pricing services, broker quotes, or other model-based valuation techniques. Level 1 securities primarily include U.S. Treasuries. Level 2 securities include agency residential mortgage backed securities and commercial mortgage backed securities, asset backed securities, municipal and corporate bonds, U.S. agency securities and common and preferred stock. The fair value of these Level 2 securities is based on a market approach with prices obtained from nationally-recognized pricing services. Observable inputs used to value these securities can include: reported trades, benchmark yields, issuer spreads and broker/dealer quotes. Level 3 securities include asset backed securities, corporate bonds and non-agency residential mortgage backed securities. The fair value of these Level 3 securities is typically based on a single broker quote, except for the valuation of non-agency residential mortgage backed securities, described in detail below.

While ACC believes the market for non-agency residential mortgage backed securities is still inactive, effective March 31, 2010, ACC returned to using prices from nationally-recognized pricing services to determine the fair value of certain non-agency residential mortgage backed securities because the difference between these prices and the results of ACC's discounted cash flows was not significant.

Derivatives (Equity Index Options, Purchased and Written)

The fair values of derivatives that are traded in less active over-the-counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy.

LIABILITIES

Certificate Reserves

ACC uses various Black-Scholes calculations to determine the fair value of the embedded derivative liability associated with the provisions of its stock market certificates. The inputs to these calculations are primarily market observable and include interest rates, volatilities, and equity index levels. As a result, these measurements are classified as Level 2.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

                                                                MARCH 31, 2010
                                                 --------------------------------------------
                                                 LEVEL 1     LEVEL 2     LEVEL 3     TOTAL
                                                 -------   ----------   --------   ----------
                                                                (IN THOUSANDS)
Assets
   Cash equivalents                                $ --    $  453,111   $     --   $  453,111
   Available-for-Sale securities:
      Residential mortgage backed securities         --       646,502    703,391    1,349,893
      Corporate debt securities                      --       791,993      8,688      800,681
      Commercial mortgage backed securities          --       479,477         --      479,477
      Asset backed securities                        --       264,593    127,019      391,612
      U.S. government and agencies obligations      400        59,482         --       59,882
      Common and preferred stocks                    64        18,322         --       18,386
                                                   ----    ----------   --------   ----------
   Total Available-for-Sale securities              464     2,260,369    839,098    3,099,931
   Equity index options, purchased                   --       131,252         --      131,252
                                                   ----    ----------   --------   ----------
Total assets at fair value                         $464    $2,844,732   $839,098   $3,684,294
                                                   ====    ==========   ========   ==========
Liabilities
   Certificate reserves                            $ --    $   22,280   $     --   $   22,280
   Equity index options, written                     --       109,472         --      109,472
                                                   ----    ----------   --------   ----------
Total liabilities at fair value                    $ --    $  131,752   $     --   $  131,752
                                                   ====    ==========   ========   ==========

                         AMERIPRISE CERTIFICATE COMPANY

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
                                                   ====    ==========   ========   ==========

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

                                                                AVAILABLE-FOR-SALE SECURITIES
                                               ---------------------------------------------------------------
                                                                        (IN THOUSANDS)
                                               RESIDENTIAL
                                                 MORTGAGE     CORPORATE       ASSET        OTHER
                                                  BACKED         DEBT        BACKED      STRUCTURED
                                                SECURITIES    SECURITIES   SECURITIES   INVESTMENTS     TOTAL
                                               -----------    ----------   ----------   -----------   --------
Balance, January 1, 2010                       $ 745,633       $12,104     $130,584         $--       $888,321
   Total gains (losses) included in:
      Net income                                    (848)(1)        --          887(2)       --             39
      Other comprehensive income                  13,591           (17)       6,034          --         19,608
   Purchases, sales, issuances and
      settlements, net                           (54,985)       (3,399)     (10,486)         --        (68,870)
   Transfers in and/or out of Level 3                 --            --           --          --             --
                                               ---------       -------     --------         ---       --------
Balance, March 31, 2010                        $ 703,391       $ 8,688     $127,019         $--       $839,098
                                               =========       =======     ========         ===       ========
Change in unrealized gains (losses) included
   in net income relating to Level 3 assets
   held at March 31, 2010                      $    (848)(1)   $    --     $    887(2)      $--       $     39

(1) Represents a $(2,066) loss included in net realized gain (loss) on investments and $1,218 included in investment income in the Statements of Operations.

(2) Represents a $(289) loss included in net realized gain (loss) on investments and $1,176 included in investment income in the Statements of Operations.

                         AMERIPRISE CERTIFICATE COMPANY

                                                                AVAILABLE-FOR-SALE SECURITIES
                                               ---------------------------------------------------------------
                                                                        (IN THOUSANDS)
                                               RESIDENTIAL
                                                 MORTGAGE     CORPORATE       ASSET        OTHER
                                                  BACKED         DEBT        BACKED      STRUCTURED
                                                SECURITIES    SECURITIES   SECURITIES   INVESTMENTS     TOTAL
                                               -----------    ----------   ----------   -----------   --------
Balance, January 1, 2009                       $465,234        $33,653     $ 67,552       $--         $566,439
   Total gains (losses) included in:
      Net income                                 (2,866)(1)         --        1,504(2)      8(3)        (1,354)
      Other comprehensive income                 17,912            604       (2,760)       --           15,756
   Purchases, sales, issuances and
      settlements, net                          219,876         (3,278)      48,304        (8)         264,894
   Transfers in and/or out of Level 3                --             --           --        --               --
                                               --------        -------     --------       ---         --------
Balance, March 31, 2009                        $700,156        $30,979     $114,600       $--         $845,735
                                               ========        =======     ========       ===         ========
Change in unrealized gains (losses) included
   in net income relating to Level 3 assets
   held at March 31, 2009                      $ (2,911)(4)    $    --     $  1,504(2)    $--         $ (1,407)

(1) Represents a $(3,079) loss included in net realized gain (loss) on investments and $213 included in investment income in the Statements of Operations.

(2)  Included in investment income in the Statements of Operations.

(3) Represents a gain included in net realized gain (loss) on investments in the Statements of Operations.

(4) Represents a $(3,297) loss included in net realized gain (loss) on investments and $386 included in investment income in the Statements of Operations.

ACC recognizes transfers between levels of the fair value hierarchy as of the beginning of the quarter in which each transfer occurred. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2010.

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

                                      MARCH 31, 2010              DECEMBER 31, 2009
                               ---------------------------   ---------------------------
                               CARRYING VALUE   FAIR VALUE   CARRYING VALUE   FAIR VALUE
                               --------------   ----------   --------------   ----------
                                                     (IN THOUSANDS)
FINANCIAL ASSETS
   Below investment grade
      syndicated bank loans      $  168,431     $  170,186     $  179,176     $  179,579
   Commercial mortgage loans        120,564        125,229        130,283        133,442
   Certificate loans                  4,621          4,621          5,136          5,136
FINANCIAL LIABILITIES
   Certificate reserves          $3,754,086     $3,725,597     $4,082,476     $4,052,657

Investments in unaffiliated issuers

The fair value of below investment grade syndicated bank loans is obtained from a nationally-recognized pricing service.

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

                         AMERIPRISE CERTIFICATE COMPANY

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

ACC uses derivatives as economic hedges of equity and interest rate risk related to various products and transactions of ACC. ACC does not designate any derivatives for hedge accounting. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives, by type of derivative and product:

                                                          ASSET                                    LIABILITY
                                                ------------------------                   ------------------------
DERIVATIVES NOT DESIGNATED AS   BALANCE SHEET   MARCH 31,   DECEMBER 31,   BALANCE SHEET   MARCH 31,   DECEMBER 31,
HEDGING INSTRUMENTS                LOCATION        2010         2009          LOCATION        2010         2009
-----------------------------   -------------   ---------   ------------   -------------   ---------   ------------
                                                     (IN THOUSANDS)                           (IN THOUSANDS)
EQUITY CONTRACTS
Stock market certificates       Equity index                               Equity index
                                options,                                   options,
                                purchased        $131,252     $166,392     written          $109,472   $140,996
Stock market certificates                                                  Certificate
embedded derivatives                                   --           --     reserves           22,280     25,796
                                                 --------     --------                      --------   --------
Total                                            $131,252     $166,392                      $131,752   $166,792
                                                 ========     ========                      ========   ========

See note 4 for additional information regarding ACC's fair value measurement of derivative instruments.

The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Statements of Operations:

                                                                                                     AMOUNT OF GAIN (LOSS) ON
                                                                                                 DERIVATIVES RECOGNIZED IN INCOME
                                                                                             ---------------------------------------
DERIVATIVES NOT DESIGNATED AS                             LOCATION OF GAIN (LOSS) ON         THREE MONTHS ENDED   THREE MONTHS ENDED
HEDGING INSTRUMENTS                                    DERIVATIVES RECOGNIZED IN INCOME        MARCH 31, 2010       MARCH 31, 2009
-------------------------------------------------   --------------------------------------   ------------------   ------------------
                                                                                                           (IN THOUSANDS)
EQUITY CONTRACTS
   Stock market certificates                        Net provision for certificate reserves          $2,970              $(2,838)
   Stock market certificates embedded derivatives   Net provision for certificate reserves           3,516               (2,123)
                                                                                                    ------              -------
   Total                                                                                            $6,486              $(4,961)
                                                                                                    ======              =======

Ameriprise Stock Market Certificates ("SMC") offer a return based upon the relative change in a major stock market index between the beginning and end of the SMC's term. The SMC product contains an embedded derivative. The equity based return of the certificate must be separated from the host contract and accounted for as a derivative instrument. As a result of fluctuations in equity markets, and the corresponding changes in value of the embedded derivative, the amount of expenses incurred by ACC related to the SMC product will positively or negatively impact reported earnings. As a means of hedging its obligations under the provisions for these certificates, ACC purchases and writes call options on the S&P 500 Index. ACC views this strategy as a prudent management of equity market sensitivity, such that earnings are not exposed to undue risk presented by changes in equity market levels. The gross notional amount of these derivative contracts was $1.5 billion at March 31, 2010. ACC also purchases futures on the S&P 500 Index to economically hedge its obligations. The futures are marked-to-market daily and exchange traded, exposing ACC to no counterparty risk. The gross notional amount of these contracts was $0.3 million at March 31, 2010.

                         AMERIPRISE CERTIFICATE COMPANY

CREDIT RISK

Credit risk associated with ACC's derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, ACC has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements wherever practical. As of March 31, 2010, ACC held $11.9 million in cash and recorded a corresponding liability in accounts payable and accrued liabilities for collateral ACC is obligated to return to counterparties. As of March 31, 2010, ACC's maximum credit exposure related to derivative assets after considering netting arrangements with counterparties and collateral arrangements was approximately $9.9 million.

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

7. INCOME TAXES

The effective tax rate was 36.3% for the three months ended March 31, 2010 compared to 43.2% for the three months ended March 31, 2009. The effective tax rates for both three month periods reflected the level of current period tax advantaged items relative to the level of pretax income.

As of March 31, 2010 and December 31, 2009, ACC had $4.4 million of gross unrecognized tax benefits. If recognized, approximately $1.2 million, net of federal tax benefits, of the unrecognized tax benefits as of March 31, 2010 and December 31, 2009, would affect the effective tax rate.

ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC had $1.4 million for the payment of interest and penalties accrued at March 31, 2010 and December 31, 2009.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. Based on the current audit position of ACC, it is estimated that the total amount of gross unrecognized tax benefits may decrease by $4.4 million in the next 12 months.

ACC files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, ACC is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 1997. The Internal Revenue Service ("IRS"), as part of the overall examination of the American Express Company consolidated return, completed its field examination of ACC's U.S. income tax returns for 1997 through 2002 during 2008 and completed its field examination of 2003 through 2004 in the third quarter of 2009. However, for federal income tax purposes these years continue to remain open as a consequence of certain issues under appeal. In the fourth quarter of 2008, the IRS commenced an examination of ACC's U.S. income tax returns for 2005 through 2007, which is expected to be completed in the second quarter of 2010. ACC's state income tax returns are currently under examination by various jurisdictions for years ranging from 1998 through 2006.

                         AMERIPRISE CERTIFICATE COMPANY

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS

The following information should be read in conjunction with Ameriprise Certificate Company's ("ACC") Financial Statements and related notes presented in Part I, Item 1. This discussion may contain forward-looking statements that reflect ACC's plans, estimates and beliefs. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed under "Forward-Looking Statements." ACC believes it is useful to read its management's narrative analysis in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission ("SEC") on February 23, 2010 ("2009 10-K"), as well as its current reports on Form 8-K and other publicly available information.

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

CRITICAL ACCOUNTING POLICIES

ACC's critical accounting policies are discussed in detail in "Management's Narrative Analysis -- Critical Accounting Policies" in its 2009 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements and their expected impact on ACC's future results of operations or financial condition, see Note 2 to the financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Net income for the three months ended March 31, 2010 was $14.5 million compared $0.4 million for the three months ended March 31, 2009, an increase of $14.1 million, due primarily to decreased expenses related to certificate reserves caused by the run-off of certificate rate promotions.

For the three months ended March 31, 2010, investment income decreased $7.0 million, or 13.7%, to $44.5 million compared to the prior year period. This decrease is primarily the result of lower asset balances due to net outflows.

Investment expenses for the three months ended March 31, 2010 decreased $1.9 million, or 18.5%, to $8.5 million compared to the same period in 2009. This decrease is due to lower distribution fees as a result of declining certificate reserve balances in the first quarter of 2010 compared to the first quarter of 2009.

The provision for certificate reserves decreased $21.7 million, or 56.0%, to $17.0 million for the three months ended March 31, 2010 compared to the same period in 2009. This decrease is due to lower client volumes as a result of net outflows and lower interest crediting rates.

Net realized gain on investments for the three months ended March 31, 2010 was $3.8 million compared to net realized loss on investments of $1.7 million for the three months ended March 31, 2009. Included in the net investment gains for the three months ended March 31, 2010 was a $5.2 million decrease in the below investment grade syndicated bank loans reserve partially offset by an increase in the commercial mortgage loan reserve and other-than-temporary impairment losses on non-agency residential mortgage backed securities and corporate debt securities. Included in the net investment losses for the three months ended March 31, 2009 was $4.4 million of other-than-temporary impairment losses on investments. These other-than-temporary impairment charges primarily related to credit losses on non-agency residential mortgage backed securities and corporate debt securities primarily in the gaming industry.

The effective tax rate was 36.3% for the three months ended March 31, 2010 compared to 43.2% for the three months ended March 31, 2009.

                         AMERIPRISE CERTIFICATE COMPANY

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

The following table presents as of March 31, 2010, ACC's non-agency residential mortgage backed and asset backed securities backed by subprime, Alt-A or prime mortgage loans by credit rating and vintage year (in thousands):

                       AAA                AA                A                BBB            BB & BELOW           TOTAL
               ------------------ ----------------- ----------------- ----------------- ------------------ ------------------
               AMORTIZED   FAIR   AMORTIZED   FAIR  AMORTIZED   FAIR  AMORTIZED   FAIR  AMORTIZED   FAIR   AMORTIZED   FAIR
                  COST     VALUE     COST    VALUE     COST    VALUE     COST    VALUE     COST     VALUE     COST     VALUE
               --------- -------- --------- ------- --------- ------- --------- ------- --------- -------- --------- --------
SUBPRIME
2003 & prior    $  1,632 $  1,535  $    --  $    --  $    --  $    --  $    --  $    --  $     -- $     --  $  1,632 $  1,535
   2004           10,642   10,403       --       --    8,198    8,027       --       --     9,120    7,777    27,960   26,207
   2005           10,509   10,690   37,531   39,984    4,399    4,492    1,174    1,065        --       --    53,613   56,231
   2006               --       --    2,326    2,177       --       --    5,174    5,080     4,248    4,027    11,748   11,284
   2007               --       --       --       --    5,167    5,322       --       --        --       --     5,167    5,322
   2008               --       --       --       --       --       --       --       --        --       --        --       --
   2009               --       --       --       --       --       --       --       --        --       --
Re-Remic(1)           --       --       --       --       --       --   17,112   16,713        --       --    17,112   16,713
                -------- --------  -------  -------  -------  -------  -------  -------  -------- --------  -------- --------
Total Subprime  $ 22,783 $ 22,628  $39,857  $42,161  $17,764  $17,841  $23,460  $22,858  $ 13,368 $ 11,804  $117,232 $117,292
                ======== ========  =======  =======  =======  =======  =======  =======  ======== ========  ======== ========
ALT-A
2003 & prior    $  5,322 $  4,906  $    --  $    --   $   --  $    --  $    --  $    --  $     -- $     --  $  5,322 $  4,906
   2004            5,190    4,744    2,772    2,113   16,948   14,469   10,713    5,629     3,364      958    38,987   27,913
   2005               --       --       --       --       --       --    2,822    1,931    93,581   61,489    96,403   63,420
   2006               --       --       --       --       --       --       --       --    36,782   27,050    36,782   27,050
   2007               --       --       --       --       --       --       --       --    52,056   27,274    52,056   27,274
   2008               --       --       --       --       --       --       --       --        --       --        --       --
                -------- --------  -------  -------  -------  -------  -------  -------  -------- --------  -------- --------
Total Alt-A     $ 10,512 $  9,650  $ 2,772  $ 2,113  $16,948  $14,469  $13,535  $ 7,560  $185,783 $116,771  $229,550 $150,563
                ======== ========  =======  =======  =======  =======  =======  =======  ======== ========  ======== ========
PRIME
2003 & prior    $ 33,148 $ 33,217  $    --  $    --  $    --  $    --  $    --  $    --  $     -- $     --  $ 33,148 $ 33,217
   2004           27,989   27,391   26,718   24,579    5,763    5,217   21,363   16,275    22,593    7,304   104,426   80,766
   2005            3,755    3,533   13,534   11,942   10,975    9,985   26,991   22,051    62,492   54,404   117,747  101,915
   2006               --       --       --       --       --       --       --       --     4,011    3,565     4,011    3,565
   2007               --       --       --       --       --       --       --       --        --       --        --       --
   2008               --       --       --       --       --       --       --       --        --       --        --       --
   2009               --       --       --       --       --       --       --       --        --       --        --       --
Re-Remic(1)      313,434  311,579       --       --       --       --       --       --        --       --   313,434  311,579
                -------- --------  -------  -------  -------  -------  -------  -------  -------- --------  -------- --------
Total Prime     $378,326 $375,720  $40,252  $36,521  $16,738  $15,202  $48,354  $38,326  $ 89,096 $ 65,273  $572,766 $531,042
                -------- --------  -------  -------  -------  -------  -------  -------  -------- --------  -------- --------
GRAND TOTAL     $411,621 $407,998  $82,881  $80,795  $51,450  $47,512  $85,349  $68,744  $288,247 $193,848  $919,548 $798,897
                ======== ========  =======  =======  =======  =======  =======  =======  ======== ========  ======== ========

(1) Re-Remics of mortgage backed securities are prior vintages with cash flows structured into senior and subordinated bonds. Credit enhancement on senior bonds is increased through the Re-Remic process. ACC did not have any exposure to subordinate tranches as of March 31, 2010.

                         AMERIPRISE CERTIFICATE COMPANY

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

ACC's management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC's Chief Executive Officer and Chief Financial Officer have concluded that ACC's disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2010.

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

                         AMERIPRISE CERTIFICATE COMPANY
                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 6 to the Financial Statements in Part I, Item 1 is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors provided in Part I, Item 1A of ACC's 2009 10-K.

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

                                        AMERIPRISE CERTIFICATE COMPANY
                                        (Registrant)


Date: May 4, 2010                       /s/ William F. Truscott
                                        ----------------------------------------
                                        William F. Truscott
                                        Chief Executive Officer


Date: May 4, 2010                       /s/ Ross P. Palacios
                                        ----------------------------------------
                                        Ross P. Palacios
                                        Chief Financial Officer

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