Form 10-Q
period 2010-06-30
AMERIPRISE CERTIFICATE CO
filed 2010-08-04
CIK 52428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE TRANSITION PERIOD FROM ______________________ TO ______________________

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

Large Accelerated  Accelerated  Non-Accelerated    Smaller reporting company [ ]
Filer [ ]          Filer [ ]    Filer [X]
                                (Do not check if a
                                smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 CLASS                    OUTSTANDING AT AUGUST 4, 2010
                 -----                    -----------------------------
Common Shares (par value $10 per share)           150,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                         AMERIPRISE CERTIFICATE COMPANY

FORM 10-Q

INDEX

Part I. Financial Information:

   Item 1.  Financial Statements
            Statements of Operations - Three months and six months
               ended June 30, 2010 and 2009...............................     3
            Balance Sheets - June 30, 2010 and December 31, 2009..........     4
            Statements of Cash Flows - Six months ended June 30, 2010
               and 2009...................................................     5
            Statements of Shareholder's Equity - Six months ended
               June 30, 2010 and 2009.....................................     6
            Notes to Financial Statements.................................     7
   Item 2.  Management's Narrative Analysis...............................    19
   Item 4T. Controls and Procedures.......................................    22

Part II. Other Information:
   Item 1.  Legal Proceedings.............................................    23
   Item 1A. Risk Factors..................................................    23
   Item 6.  Exhibits......................................................    23
   Signatures ............................................................    24
   Exhibit Index..........................................................   E-1

                         AMERIPRISE CERTIFICATE COMPANY
                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)

                                                      THREE MONTHS          SIX MONTHS
                                                      ENDED JUNE 30,       ENDED JUNE 30,
                                                    ------------------   -------------------
                                                     2010       2009       2010       2009
                                                    -------   --------   --------   --------
Investment income                                   $39,677    $61,795  $ 84,132   $113,279
Investment expenses                                   7,538      8,863    16,058     19,311
                                                    -------    -------  --------   --------
Net investment income before provision
   for certificate reserves and income taxes         32,139     52,932    68,074     93,968
Net provision for certificate reserves               13,733     33,604    30,729     72,261
                                                    -------    -------  --------   --------
Net investment income before income taxes            18,406     19,328    37,345     21,707
Income tax expense                                    6,832      7,042    13,753      7,928
                                                    -------    -------  --------   --------
Net investment income                                11,574     12,286    23,592     13,779
Net realized gain (loss) on investments               1,310     (2,453)    5,121     (4,172)
Income tax expense (benefit)                            458       (859)    1,792     (1,460)
                                                    -------    -------  --------   --------
Net realized gain (loss) on investments                 852     (1,594)    3,329     (2,712)
                                                    -------    -------  --------   --------
NET INCOME                                          $12,426    $10,692  $ 26,921   $ 11,067
                                                    =======    =======  ========   ========
Supplemental Disclosures:
Net realized gain (loss) on investments:
Net realized gain on investments before
   impairment losses on securities                  $ 1,310    $ 1,527  $  7,691   $  4,244
                                                    -------    -------  --------   --------
Total other-than-temporary impairment losses on
   securities                                            --     (8,363)   (4,662)    (9,674)
Portion of loss recognized in other comprehensive
   income                                                --      4,383     2,092      1,258
                                                    -------    -------  --------   --------
Net impairment losses recognized in net realized
   gain (loss) on investments                            --     (3,980)   (2,570)    (8,416)
                                                    -------    -------  --------   --------
Total net realized gain (loss) on investments       $ 1,310    $(2,453) $  5,121   $ (4,172)
                                                    =======    =======  ========   ========

See Notes to Financial Statements.

                         AMERIPRISE CERTIFICATE COMPANY

                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        JUNE 30,    DECEMBER 31,
                                                          2010         2009
                                                       ----------   -----------
                                                       (UNAUDITED)
ASSETS
Qualified Assets
   Cash equivalents                                    $  242,377   $  309,183
   Investments in unaffiliated issuers                  3,380,302    3,960,440
   Receivables                                             44,750       39,630
   Equity derivatives, purchased                           37,296      166,392
                                                       ----------   ----------
Total qualified assets                                  3,704,725    4,475,645
   Deferred taxes, net                                     41,444       70,793
   Current taxes receivable from parent                     5,165           62
                                                       ----------   ----------
Total other assets                                         46,609       70,855
                                                       ----------   ----------
Total assets                                           $3,751,334   $4,546,500
                                                       ==========   ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
   Certificate reserves                                $3,481,477   $4,108,272
   Current taxes payable to parent                             --       18,117
   Payable for investment securities purchased             32,318        1,207
   Equity derivatives, written                             26,654      140,996
   Accounts payable and accrued liabilities                24,580       32,710
                                                       ----------   ----------
Total liabilities                                       3,565,029    4,301,302

Shareholder's Equity
   Common shares ($10 par value, 150,000 shares
      authorized and issued)                                1,500        1,500
   Additional paid-in capital                             204,592      297,964
   Total retained earnings (accumulated deficit)            3,935       (6,358)
   Accumulated other comprehensive loss, net of tax       (23,722)     (47,908)
                                                       ----------   ----------
Total shareholder's equity                                186,305      245,198
                                                       ----------   ----------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY             $3,751,334   $4,546,500
                                                       ==========   ==========

See Notes to Financial Statements.

                         AMERIPRISE CERTIFICATE COMPANY

                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                       SIX MONTHS ENDED JUNE 30,
                                                       -------------------------
                                                          2010           2009
                                                       -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                             $    26,921   $    11,067
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Interest added to certificate loans                         (93)         (105)
   Amortization of premiums, acccretion of discounts,
      net                                                   (1,700)       (2,536)
   Deferred taxes, net                                      16,326        (6,149)
   Net realized loss on investments                          1,000         3,263
   Provision for loan loss                                  (6,121)        1,000
Changes in other operating assets and liabilities:
   Trading securities, net                                      --      (143,886)
   Dividends and interest receivable                         5,211        (2,463)
   Certificate reserves, net                               (16,401)        8,882
   Due to (from) parent for income taxes                   (23,220)       16,852
   Derivatives, net                                         14,754       (10,304)
   Derivatives collateral, net                             (12,455)        4,096
Other, net                                                   4,332        17,278
                                                       -----------   -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          8,554      (103,005)
                                                       -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Available-for-Sale securities:
   Sales                                                    44,986       261,397
   Maturities and redemptions                              941,753       639,011
   Purchases                                              (402,270)   (1,668,880)
Below investment grade syndicated bank loans and
   commercial mortgage loans:
   Sales                                                    21,255         1,112
   Maturities and redemptions                               39,396        22,474
   Purchases                                                  (146)         (132)
Certificate loans:
   Payments                                                    388           419
   Fundings                                                   (328)         (255)
                                                       -----------   -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        645,034      (744,854)
                                                       -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments from certificate owners                        479,336     1,706,455
   Certificate maturities and cash surrenders           (1,089,730)   (1,768,395)
   Capital contribution from parent                             --        35,000
   Dividend/return of capital to parent                   (110,000)           --
                                                       -----------   -----------
NET CASH USED IN FINANCING ACTIVITIES                     (720,394)      (26,940)
                                                       -----------   -----------
NET DECREASE IN CASH EQUIVALENTS                           (66,806)     (874,799)
   Cash equivalents at beginning of period                 309,183     1,164,484
                                                       -----------   -----------
CASH EQUIVALENTS AT END OF PERIOD                      $   242,377   $   289,685
                                                       ===========   ===========
SUPPLEMENTAL DISCLOSURES INCLUDING NON-CASH
   TRANSACTIONS:
Cash paid (received) for income taxes                  $    21,866   $    (6,769)
Certificate maturities and surrenders through
   loan reductions                                             878           902

See Notes to Financial Statements.

                         AMERIPRISE CERTIFICATE COMPANY

                 STATEMENTS OF SHAREHOLDER'S EQUITY (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2010 AND 2009

                                                                   RETAINED EARNINGS (ACCUMULATED DEFICIT)
                                                                   ---------------------------------------
                                                                   APPROPRIATED APPROPRIATED
                                                                        FOR         FOR                     ACCUMULATED
                                                                   PRE-DECLARED  ADDITIONAL                    OTHER
                                       NUMBER OF        ADDITIONAL  ADDITIONAL  INTEREST ON                COMPREHENSIVE
                                     OUTSTANDING COMMON  PAID-IN   CREDITS AND    ADVANCE                      LOSS -
                                        SHARES   SHARES   CAPITAL    INTEREST     PAYMENTS  UNAPPROPRIATED NET OF TAX      TOTAL
                                     ----------- ------ ---------- ------------ ----------- -------------- ------------- ---------
                                                                 (IN THOUSANDS, EXCEPT SHARE  DATA)
BALANCE AT JANUARY 1, 2009             150,000   $1,500  $322,964      $ 50         $15        $(81,570)     $(152,454)  $  90,505
Change in accounting principle,
   net of tax                               --       --        --        --          --          31,694        (31,694)         --
Comprehensive income:
   Net income                               --       --        --        --          --          11,067             --      11,067
   Other comprehensive income,
      net of tax:
      Change in net unrealized
         securities losses                  --       --        --        --          --              --        101,012     101,012
      Change in noncredit related
         impairments on securities
         and net unrealized
         securities losses on prev-
         iously impaired securities         --       --        --        --          --              --           (376)       (376)
                                                                                                                         ---------
Total comprehensive income                                                                                                 111,703
Transfer to unappropriated/
   from appropriated                        --       --        --       (48)         --              48             --          --
Receipt of capital from parent              --       --    35,000        --          --              --             --      35,000
                                     ---------   ------  --------      ----         ---        --------      ---------   ---------
BALANCE AT JUNE 30, 2009               150,000   $1,500  $357,964      $  2         $15        $(38,761)     $ (83,512)  $ 237,208
                                     =========   ======  ========      ====         ===        ========      =========   =========
BALANCE AT JANUARY 1, 2010             150,000   $1,500  $297,964      $ --         $15        $ (6,373)     $ (47,908)  $ 245,198
Comprehensive income:

   Net income                               --       --        --        --          --          26,921             --      26,921
   Other comprehensive income,
      net of tax:
      Change in net unrealized
         securities losses                  --       --        --        --          --              --         23,584      23,584
      Change in noncredit related
         impairments on securities
         and net unrealized
         securities losses on prev-
         iously impaired securities         --       --        --        --          --              --            602         602
                                                                                                                         ---------
Total comprehensive income                                                                                                  51,107
Dividend/return of capital to parent        --       --   (89,452)       --          --         (20,548)            --    (110,000)
                                     ---------   ------  --------      ----         ---        --------      ---------   ---------
BALANCE AT JUNE 30, 2010               150,000   $1,500  $208,512      $ --         $15        $     --      $ (23,722)  $ 186,305
                                     =========   ======  ========      ====         ===        ========      =========   =========

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

ACC evaluated events or transactions that occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued.

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

FUTURE ADOPTION OF NEW ACCOUNTING STANDARDS

Receivables

In July 2010, the FASB updated the accounting standards for disclosures about the credit quality of financing receivables and the allowance for credit losses. The standard requires additional disclosure related to the credit quality of financing receivables, troubled

                         AMERIPRISE CERTIFICATE COMPANY
debt restructurings and significant purchases or sales of financing receivables during the period. The standard requires that these disclosures and existing disclosures be presented on a disaggregated basis, similar to the manner that the entity uses to evaluate its credit losses. Disclosures of information as of the end of a reporting period are effective for interim and annual periods ending after December 15, 2010 and disclosures of activity that occurred during a reporting period are effective for interim and annual periods beginning after December 15, 2010. The Company is currently evaluating the impact of the standard on its disclosures. The Company's adoption of the standard will not impact its results of operations and financial condition.

3. INVESTMENTS

Investments in unaffiliated issuers were as follows:

                                                                       JUNE 30, 2010   DECEMBER 31, 2009
                                                                       -------------   -----------------
                                                                                 (IN THOUSANDS)
Available-for-Sale:
   Fixed maturities, at fair value
      (amortized cost: 2010, $3,136,756; 2009, $3,697,972)               $3,101,822        $3,627,993
   Common and preferred stocks, at fair value
      (cost: 2010, $19,793; 2009, $19,646)                                   18,155            15,765
Below investment grade syndicated bank loans and commercial mortgage
   loans, at cost (fair value: 2010, $256,923; 2009, $313,021)              253,817           309,459
Certificate loans - secured by certificate reserves, at cost,
   which approximates fair value                                              4,291             5,136
Real estate owned, at fair value less cost to sell                            2,217             2,087
                                                                         ----------        ----------
   Total                                                                 $3,380,302        $3,960,440
                                                                         ==========        ==========

Available-for-Sale securities distributed by type were as follows:

                                                                    JUNE 30, 2010
                                           --------------------------------------------------------------
                                                           GROSS        GROSS
                                           AMORTIZED    UNREALIZED   UNREALIZED                NON-CREDIT
DESCRIPTION OF SECURITIES                     COST         GAINS       LOSSES     FAIR VALUE    OTTI (1)
-------------------------                  ----------   ----------   ----------   ----------   ----------
                                                             (IN THOUSANDS)
Residential mortgage backed securities     $1,496,054     $32,005    $(112,924)   $1,415,135   $(46,411)
Corporate debt securities                     790,715      13,390       (1,054)      803,051        (10)
Commercial mortgage backed securities         432,583      14,250          (47)      446,786         --
Asset backed securities                       359,088      20,914       (2,286)      377,716     (1,197)
U.S. government and agencies obligations       58,316         818           --        59,134         --
Common and preferred stocks                    19,793         824       (2,462)       18,155         --
                                           ----------     -------    ---------    ----------   --------
   Total                                   $3,156,549     $82,201    $(118,773)   $3,119,977   $(47,618)
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
                                           ==========     =======    =========    ==========   ========

(1) Represents the amount of other-than-temporary impairment losses in Accumulated Other Comprehensive Loss. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

                         AMERIPRISE CERTIFICATE COMPANY

At June 30, 2010 and December 31, 2009, fixed maturity securities comprised approximately 86% and 85%, respectively, of ACC's total investments. These securities were rated by Moody's Investors Service ("Moody's"), Standard & Poor's Ratings Services ("S&P"), and Fitch Ratings Ltd. ("Fitch"), except for approximately $55.3 million and $18.0 million of securities at June 30, 2010 and December 31, 2009, respectively, which were rated by ACC's internal analysts using criteria similar to Moody's, S&P and Fitch. Ratings on fixed maturity securities are presented using the median of ratings from Moody's, S&P and Fitch. If only two of the ratings are available, the lower rating is used. A summary of fixed maturity securities was as follows:

                                         JUNE 30, 2010                            DECEMBER 31, 2009
                            ----------------------------------------   ----------------------------------------
                                                            PERCENT                                    PERCENT
                                                           OF TOTAL                                   OF TOTAL
RATINGS                     AMORTIZED COST   FAIR VALUE   FAIR VALUE   AMORTIZED COST   FAIR VALUE   FAIR VALUE
-------                     --------------   ----------   ----------   --------------   ----------   ----------
                                                    (IN THOUSANDS, EXCEPT PERCENTAGES)
AAA                           $1,807,712     $1,866,532       60%        $2,026,434     $2,062,670       57%
AA                               108,925        108,967        4            189,891        177,780        5
A                                218,343        217,338        7            346,183        342,573        9
BBB                              615,886        615,156       20            782,389        780,706       22
Below investment grade           385,890        293,829        9            353,075        264,264        7
                              ----------     ----------      ---         ----------     ----------      ---
   Total fixed maturities     $3,136,756     $3,101,822      100%        $3,697,972     $3,627,993      100%
                              ==========     ==========      ===         ==========     ==========      ===

At June 30, 2010 and December 31, 2009, approximately 36% and 38%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

                                                                     JUNE 30, 2010
                          ---------------------------------------------------------------------------------------------------
                                LESS THAN 12 MONTHS                12 MONTHS OR MORE                       TOTAL
                          -------------------------------   -------------------------------   -------------------------------
                          NUMBER                            NUMBER                            NUMBER
DESCRIPTION OF            OF SEC-     FAIR     UNREALIZED   OF SEC-     FAIR     UNREALIZED   OF SEC-     FAIR     UNREALIZED
SECURITIES                URITIES     VALUE      LOSSES     URITIES     VALUE      LOSSES     URITIES     VALUE      LOSSES
--------------            -------   --------   ----------   -------   --------   ----------   -------   --------   ----------
                                                      (IN THOUSANDS, EXCEPT NUMBER OF SECURITIES)
Residential mortgage
   backed securities          9     $ 90,327    $  (418)       76     $311,759   $(112,506)      85     $402,086   $(112,924)
Corporate debt
   securities                13       52,077       (472)       12       10,596        (582)      25       62,673      (1,054)
Commercial mortgage
   backed securities          6       19,329        (34)        1        4,854         (13)       7       24,183         (47)
Asset backed securities       6       33,363     (1,185)        7       23,261      (1,101)      13       56,624      (2,286)
Common and
   preferred stocks          --           --         --         1       17,150      (2,462)       1       17,150      (2,462)
                            ---     --------    -------       ---     --------   ---------      ---     --------   ---------
   Total                     34     $195,096    $(2,109)       97     $367,620   $(116,664)     131     $562,716   $(118,773)
                            ===     ========    =======       ===     ========   =========      ===     ========   =========

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
                            ===     ========    ========      ===     ========   =========      ===     ========   =========

                         AMERIPRISE CERTIFICATE COMPANY

As part of ACC's ongoing monitoring process, management determined that a majority of the gross unrealized losses on its Available-for-Sale securities are attributable to credit spreads. The primary driver of lower unrealized losses at June 30, 2010 was the decline of interest rates during the period.

The following table presents a rollforward of the cumulative amounts recognized in the Statements of Operations for other-than-temporary impairments related to credit losses on securities for which a portion of the securities' total other-than-temporary impairments was recognized in other comprehensive loss:

                                                                    THREE MONTHS         SIX MONTHS
                                                                   ENDED JUNE 30,      ENDED JUNE 30,
                                                                 -----------------   -----------------
                                                                  2010      2009       2010      2009
                                                                 -------   -------   -------   -------
                                                                             (IN THOUSANDS)
Beginning balance of credit losses on securities held for
   which a portion of other-than-temporary impairment
   was recognized in other comprehensive loss                    $59,800   $54,163   $57,446   $50,866
Additional amount related to credit losses for which an other-
   than-temporary impairment was not previously recognized            --        --       556        --
Additional increases to the amount related to credit losses
   for which an other-than-temporary impairment was
   previously recognized                                              --     3,980     1,798     7,277
                                                                 -------   -------   -------   -------
Ending balance of credit losses on securities held as of
   June 30 for which a portion of other-than-temporary
   impairment was recognized in other comprehensive income       $59,800   $58,143   $59,800   $58,143
                                                                 =======   =======   =======   =======

The change in net unrealized securities gains (losses) in other comprehensive income includes two components, net of tax:

(i) unrealized gains (losses) that arose from changes in the market value of securities that were held during the period and

(ii) (gains) losses that were previously unrealized, but have been recognized in current period net income due to sales of Available-for-Sale securities and due to the reclassification of noncredit other-than-temporary impairment losses to credit losses.

The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in accumulated other comprehensive loss:

                                                                                                  ACCUMULATED OTHER
                                                                                                    COMPREHENSIVE
                                                                                                   LOSS RELATED TO
                                                                      NET                                NET
                                                                  UNREALIZED                         UNREALIZED
                                                                  SECURITIES        DEFERRED         SECURITIES
                                                                GAINS (LOSSES)     INCOME TAX      GAINS (LOSSES)
                                                                --------------   --------------   -----------------
                                                                                   (IN THOUSANDS)
Balance at January 1, 2009                                         $(234,713)        $ 82,259         $(152,454)
Cumulative effect of accounting change                               (48,760)          17,066           (31,694)(1)
Net unrealized securities gains arising during the period (3)        150,650          (51,785)           98,865
Reclassification of losses included in net income                      2,725             (954)            1,771
                                                                   ---------         --------         ---------
Balance at June 30, 2009                                           $(130,098)        $ 46,586         $ (83,512)(2)
                                                                   =========         ========         =========
Balance at January 1, 2010                                         $ (73,860)        $ 25,952         $ (47,908)
Net unrealized securities gains arising during the period (3)         38,110          (13,390)           24,720
Reclassification of gains included in net income                        (822)             288              (534)
                                                                   ---------         --------         ---------
Balance at June 30, 2010                                           $ (36,572)        $ 12,850         $ (23,722)(2)
                                                                   =========         ========         =========

(1) Amount represents the cumulative effect of adopting a new accounting standard on January 1, 2009. See Note 2 for additional information on the adoption impact.

(2) At June 30, 2010 and 2009, Accumulated Other Comprehensive Loss Related to Net Unrealized Securities Losses included $(31.0) million and $(32.1) million, respectively, of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities.

(3) Net unrealized investment gains (losses) arising during the period also include other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income during the period.

                         AMERIPRISE CERTIFICATE COMPANY

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, were as follows:

                                                      THREE MONTHS        SIX MONTHS
                                                     ENDED JUNE 30,     ENDED JUNE 30,
                                                     --------------   -----------------
                                                     2010     2009      2010      2009
                                                     ----   -------   -------   -------
                                                     (IN THOUSANDS)     (IN THOUSANDS)
Gross realized gains from sales                      $806   $ 3,802   $ 3,521   $ 7,300
Gross realized losses from sales                       --    (1,604)     (129)   (1,609)
Other-than-temporary impairments related to credit     --    (3,980)   (2,570)   (8,416)

The other-than-temporary impairments for the six months ended June 30, 2010 primarily related to credit losses on non-agency residential mortgage backed securities. The other-than-temporary impairments for the three months and six months ended June 30, 2009 related to credit losses on non-agency residential mortgage backed securities and corporate debt securities primarily in the gaming industry.

Available-for-Sale securities by contractual maturity as of June 30, 2010 were as follows:

                                          AMORTIZED
                                            COST      FAIR VALUE
                                         ----------   ----------
                                              (IN THOUSANDS)
Due within one year                      $  447,354   $  454,975
Due after one year through five years       378,467      383,607
Due after five years through 10 years        22,995       23,362
Due after 10 years                              215          241
                                         ----------   ----------
                                            849,031      862,185
Residential mortgage backed securities    1,496,054    1,415,135
Commercial mortgage backed securities       432,583      446,786
Asset backed securities                     359,088      377,716
Common and preferred stocks                  19,793       18,155
                                         ----------   ----------
   Total                                 $3,156,549   $3,119,977
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

Investments in Unaffiliated Issuers (Available-for-Sale Securities)

When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from nationally-recognized pricing services, broker quotes, or other model-based valuation techniques. Level 1 securities primarily include U.S. Treasuries. Level 2 securities include agency residential mortgage backed securities, commercial mortgage backed securities, asset backed securities, municipal and corporate bonds, U.S. agency securities and common and preferred stock. The fair value of these Level 2 securities is based on a market approach with prices obtained from nationally-recognized pricing services. Observable inputs used to value these securities can include: reported trades, benchmark yields, issuer spreads and broker/dealer quotes. Level 3 securities include asset backed securities, corporate bonds and non-agency residential mortgage backed securities. The fair value of these Level 3 securities is typically based on a single broker quote, except for the valuation of non-agency residential mortgage backed securities. ACC believes the market for non-agency residential mortgage backed securities is inactive and effective March 31, 2010, ACC returned to using prices from nationally-recognized pricing services to determine the fair value of non-agency residential mortgage backed securities because the difference between these prices and the results of ACC's discounted cash flows was not significant.

Derivatives (Equity Derivatives, Purchased and Written)

The fair values of derivatives that are traded in less active over-the-counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy. Derivatives that are valued using pricing models that have significant unobservable inputs are classified as Level 3 measurements.

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

                         AMERIPRISE CERTIFICATE COMPANY

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

                                                                 JUNE 30, 2010
                                                 --------------------------------------------
                                                 LEVEL 1     LEVEL 2     LEVEL 3      TOTAL
                                                 -------   ----------   --------   ----------
                                                                (IN THOUSANDS)
Assets
   Cash equivalents                                $ --    $  242,377   $     --   $  242,377
   Available-for-Sale securities:
      Residential mortgage backed securities         --       602,768    812,367    1,415,135
      Corporate debt securities                      --       795,069      7,982      803,051
      Commercial mortgage backed securities          --       446,786         --      446,786
      Asset backed securities                        --       263,247    114,469      377,716
      U.S. government and agencies obligations      427        58,707         --       59,134
      Common and preferred stocks                    29        18,126         --       18,155
                                                   ----    ----------   --------   ----------
   Total Available-for-Sale securities              456     2,184,703    934,818    3,119,977
   Equity derivatives, purchased                     --        37,292          4       37,296
                                                   ----    ----------   --------   ----------
Total assets at fair value                         $456    $2,464,372   $934,822   $3,399,650
                                                   ====    ==========   ========   ==========
Liabilities
   Certificate reserves                            $ --    $   10,516   $     --   $   10,516
   Equity derivatives, written                       --        26,654         --       26,654
                                                   ----    ----------   --------   ----------
Total liabilities at fair value                    $ --    $   37,170   $     --   $   37,170
                                                   ====    ==========   ========   ==========

                                                               DECEMBER 31, 2009
                                                 --------------------------------------------
                                                 LEVEL 1     LEVEL 2     LEVEL 3      TOTAL
                                                 -------   ----------   --------   ----------
                                                                (IN THOUSANDS)
Assets
   Cash equivalents                                $ --    $  309,183   $     --   $  309,183
   Available-for-Sale securities:
      Residential mortgage backed securities         --       714,702    745,633    1,460,335
      Corporate debt securities                      --     1,038,135     12,104    1,050,239
      Commercial mortgage backed securities          --       551,202         --      551,202
      Asset backed securities                        --       299,683    130,584      430,267
      U.S. government and agencies obligations      398       135,552         --      135,950
      Common and preferred stocks                    --        15,765         --       15,765
                                                   ----    ----------   --------   ----------
   Total Available-for-Sale securities              398     2,755,039    888,321    3,643,758
   Equity derivatives, purchased                     --       166,392         --      166,392
                                                   ----    ----------   --------   ----------
Total assets at fair value                         $398    $3,230,614   $888,321   $4,119,333
                                                   ====    ==========   ========   ==========
Liabilities
   Certificate reserves                            $ --    $   25,796   $     --   $   25,796
   Equity derivatives, written                       --       140,996         --      140,996
                                                   ----    ----------   --------   ----------
Total liabilities at fair value                    $ --    $  166,792   $     --   $  166,792
                                                   ====    ==========   ========   ==========

                         AMERIPRISE CERTIFICATE COMPANY

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

                                                                AVAILABLE-FOR-SALE SECURITIES
                                               --------------------------------------------------------------
                                                                       (IN THOUSANDS)
                                               RESIDENTIAL
                                                 MORTGAGE     CORPORATE      ASSET
                                                  BACKED        DEBT        BACKED
                                                SECURITIES   SECURITIES   SECURITIES   DERIVATIVES     TOTAL
                                               -----------   ----------   ----------   -----------   --------
Balance, April 1, 2010                         $703,391       $ 8,688     $127,019        $--        $839,098
   Total gains (losses) included in:
      Net income                                  1,136(1)         --        1,721(1)       4(1)        2,861
      Other comprehensive income                 18,948           (25)         574         --          19,497
   Purchases, sales, issuances and
      settlements, net                           88,892          (681)     (14,845)        --          73,366
   Transfers in and/or out of Level 3                --            --           --                         --
                                               --------       -------     --------        ---        --------
Balance, June 30, 2010                         $812,367       $ 7,982     $114,469        $ 4        $934,822
                                               ========       =======     ========        ===        ========
Change in unrealized gains (losses) included
   in net income related to Level 3 assets
   held at June 30, 2010                       $  1,098(1)    $    --     $  1,721(1)     $ 4(1)     $  2,823

(1)  Included in investment income in the Statements of Operations.

                                                                AVAILABLE-FOR-SALE SECURITIES
                                               --------------------------------------------------------------
                                                                       (IN THOUSANDS)
                                               RESIDENTIAL
                                                 MORTGAGE     CORPORATE      ASSET        OTHER
                                                  BACKED        DEBT        BACKED      STRUCTURED
                                                SECURITIES   SECURITIES   SECURITIES   INVESTMENTS     TOTAL
                                               -----------   ----------   ----------   -----------   --------
Balance, April 1, 2009                         $700,156       $30,979     $114,600         $--       $845,735
   Total gains (losses) included in:
      Net income                                 (3,010)(1)        --        1,448(2)       --         (1,562)
      Other comprehensive income                 25,269           588        3,449          --         29,306
   Purchases, sales, issuances and
      settlements, net                          (72,578)         (988)      38,906          --        (34,660)
   Transfers in and/or out of Level 3                --            --           --          --             --
                                               --------       -------     --------         ---       --------
Balance, June 30, 2009                         $649,837       $30,579     $158,403         $--       $838,819
                                               ========       =======     ========         ===       ========
Change in unrealized gains (losses) included
   in net income related to Level 3 assets
   held at June 30, 2009                       $ (1,929)(3)   $    --     $  1,448(2)      $--       $   (481)

(1) Represents a $(4,608) loss included in net realized gain (loss) on investments and a $1,598 gain included in investment income in the Statements of Operations.

(2)  Included in investment income in the Statements of Operations.

(3) Represents a $(3,980) loss included in net realized gain (loss) on investments and a $2,051 gain included in investment income in the Statements of Operations.

                         AMERIPRISE CERTIFICATE COMPANY

                                                                AVAILABLE-FOR-SALE SECURITIES
                                               --------------------------------------------------------------
                                                                       (IN THOUSANDS)
                                               RESIDENTIAL
                                                 MORTGAGE      CORPORATE      ASSET
                                                  BACKED         DEBT        BACKED
                                                SECURITIES    SECURITIES   SECURITIES   DERIVATIVES     TOTAL
                                               -----------    ----------   ----------   -----------   --------
Balance, January 1, 2010                       $ 745,633       $12,104     $130,584        $--        $888,321
   Total gains (losses) included in:
      Net income                                     288(1)         --        2,608(2)       4(4)        2,900
      Other comprehensive income                  32,539           (42)       6,608         --          39,105
   Purchases, sales, issuances and
      settlements, net                            33,907        (4,080)     (25,331)        --           4,496
   Transfers in and/or out of Level 3                 --            --           --                         --
                                               ---------       -------     --------        ---        --------
Balance, June 30, 2010                         $ 812,367       $ 7,982     $114,469        $ 4        $934,822
                                               =========       =======     ========        ===        ========
Change in unrealized gains (losses) included
   in net income related to Level 3 assets
   held at June 30, 2010                       $     205(3)    $    --     $  2,608(2)     $ 4(4)     $  2,817

(1) Represents a $(2,065) loss included in net realized gain (loss) on investments and a $2,353 gain included in investment income in the Statements of Operations.

(2) Represents a $(289) loss included in net realized gain (loss) on investments and a $2,897 gain included in investment income in the Statements of Operations.

(3) Represents a $(2,065) loss included in net realized gain (loss) on investments and a $2,270 gain in investment income in the Statements of Operations.

(4)  Included in investment income in the Statements of Operations.

                                                                AVAILABLE-FOR-SALE SECURITIES
                                               --------------------------------------------------------------
                                                                       (IN THOUSANDS)
                                               RESIDENTIAL
                                                 MORTGAGE      CORPORATE      ASSET        OTHER
                                                  BACKED          DEBT       BACKED      STRUCTURED
                                                SECURITIES    SECURITIES   SECURITIES   INVESTMENTS     TOTAL
                                               -----------    ----------   ----------   -----------   --------
Balance, January 1, 2009                       $ 465,234       $33,653     $ 67,552        $--        $566,439
   Total gains (losses) included in:
      Net income                                  (5,876)(1)        --        2,952(2)       8(4)       (2,916)
      Other comprehensive income                  43,181         1,192          689         --          45,062
   Purchases, sales, issuances and
      settlements, net                           147,298        (4,266)      87,210         (8)        230,234
   Transfers in and/or out of Level 3                 --            --           --                         --
                                               ---------       -------     --------        ---        --------
Balance, June 30, 2009                         $ 649,837       $30,579     $158,403        $--        $838,819
                                               =========       =======     ========        ===        ========
Change in unrealized gains (losses) included
   in net income related to Level 3 assets
   held at June 30, 2009                       $  (4,903)(3)   $    --     $  2,952(2)     $--        $ (1,951)

(1) Represents a $(7,687) loss included in net realized gain (loss) on investments and a $1,811 gain included in investment income in the Statements of Operations.

(2)  Included in investment income in the Statements of Operations.

(3) Represents a $(7,277) loss included in net realized gain (loss) on investments and a $2,374 gain included in investment income in the Statements of Operations.

(4)  Included in net realized gain (loss) on investments.

                         AMERIPRISE CERTIFICATE COMPANY

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

ACC recognizes transfers between levels of the fair value hierarchy as of the beginning of the quarter in which each transfer occurred. There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2010.

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

                                                          JUNE 30, 2010               DECEMBER 31, 2009
                                                  ----------------------------   --------------------------
                                                  CARRYING VALUE    FAIR VALUE   ARRYING VALUE   FAIR VALUE
                                                  --------------   -----------   -------------   ----------
                                                                        (IN THOUSANDS)
FINANCIAL ASSETS
   Below investment grade syndicated bank loans     $  135,465      $  131,439     $  179,176    $  179,579
   Commercial mortgage loans                           118,352         125,484        130,283       133,442
   Certificate loans                                     4,291           4,291          5,136         5,136
FINANCIAL LIABILITIES
   Certificate reserves                             $3,470,961      $3,445,290     $4,082,476    $4,052,657

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

ACC uses derivatives as economic hedges of equity and interest rate risk related to various products and transactions of ACC. ACC does not designate any derivatives for hedge accounting. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives, by type of derivative and product:

                                                         ASSET                                   LIABILITY
                                                -----------------------                   -----------------------
DERIVATIVES NOT DESIGNATED AS   BALANCE SHEET   JUNE 30,   DECEMBER 31,   BALANCE SHEET   JUNE 30,   DECEMBER 31,
HEDGING INSTRUMENTS               LOCATION        2010         2009         LOCATION        2010         2009
-----------------------------   -------------   --------   ------------   -------------   --------   ------------
                                                     (IN THOUSANDS)                            (IN THOUSANDS)
EQUITY
Stock market certificates       Equity                                    Equity
                                derivatives,                              derivatives,
                                purchased        $37,292     $166,392     written          $26,654     $140,996
Equity warrants                 Equity                                    Equity
                                derivatives,                              derivatives,
                                purchased              4           --     written               --           --
Stock market certificates                                                 Certificate
   embedded derivatives                               --           --     reserves          10,516       25,796
                                                 -------     --------                      -------     --------
Total                                            $37,296     $166,392                      $37,170     $166,792
                                                 =======     ========                      =======     ========

                         AMERIPRISE CERTIFICATE COMPANY

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

See note 4 for additional information regarding ACC's fair value measurement of derivative instruments.

The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Statements of Operations:

                                                                                              AMOUNT OF GAIN (LOSS) ON
                                                                                          DERIVATIVES RECOGNIZED IN INCOME
                                                                                       -------------------------------------
DERIVATIVES NOT DESIGNATED AS                       LOCATION OF GAIN (LOSS) ON         THREE MONTHS ENDED   SIX MONTHS ENDED
HEDGING INSTRUMENTS                                 DERIVATIVES RECOGNIZED IN INCOME      JUNE 30, 2010       JUNE 30, 2010
-----------------------------                       --------------------------------   ------------------   ----------------
                                                                                                   (IN THOUSANDS)
EQUITY
   Stock market certificates                        Net provision for certificate
                                                    reserves                                $(5,012)            $(2,042)
   Equity warrants                                  Investment income                           393                 393
   Stock market certificates embedded derivatives   Net provision for certificate
                                                    reserves                                  4,841               1,721
                                                                                            -------             -------
      Total                                                                                 $   222             $    72
                                                                                            =======             =======

                                                                                                    AMOUNT OF GAIN (LOSS) ON
                                                                                                DERIVATIVES RECOGNIZED IN INCOME
                                                                                             -------------------------------------
DERIVATIVES NOT DESIGNATED AS                       LOCATION OF GAIN (LOSS) ON               THREE MONTHS ENDED   SIX MONTHS ENDED
HEDGING INSTRUMENTS                                 DERIVATIVES RECOGNIZED IN INCOME            JUNE 30, 2009       JUNE 30, 2009
-----------------------------                       --------------------------------------   ------------------   ----------------
                                                                                                         (IN THOUSANDS)
EQUITY
   Stock market certificates                        Net provision for certificate reserves        $ 4,259              $ 1,421
   Stock market certificates embedded derivatives   Net provision for certificate reserves         (4,540)              (5,087)
                                                                                                  -------              -------
   Total                                                                                          $  (281)             $(3,666)
                                                                                                  =======              =======

Ameriprise Stock Market Certificates ("SMC") offer a return based upon the relative change in a major stock market index between the beginning and end of the SMC's term. The SMC product contains an embedded derivative. The equity based return of the certificate must be separated from the host contract and accounted for as a derivative instrument. As a result of fluctuations in equity markets, and the corresponding changes in value of the embedded derivative, the amount of expenses incurred by ACC related to the SMC product will positively or negatively impact reported earnings. As a means of hedging its obligations under the provisions for these certificates, ACC purchases and writes call options on the S&P 500 Index. ACC views this strategy as a prudent management of equity market sensitivity, such that earnings are not exposed to undue risk presented by changes in equity market levels. The gross notional amount of these derivative contracts was $1.5 billion at June 30, 2010. ACC also purchases futures on the S&P 500 Index to economically hedge its obligations. The futures are marked-to-market daily and exchange traded, exposing ACC to no counterparty risk. The gross notional amount of these contracts was $0.3 million at June 30, 2010.

Equity warrants were received as part of a syndicated bank loan restructure and do not constitute a hedge of underlying assets or liabilities.

CREDIT RISK

Credit risk associated with ACC's derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, ACC has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements whenever practical. As of June 30, 2010, ACC held $3.1 million in cash and recorded a corresponding liability in accounts payable and accrued liabilities for collateral ACC is obligated to return to counterparties. As of June 30, 2010, ACC's maximum credit exposure related to derivative assets after considering netting arrangements with counterparties and collateral arrangements was approximately $7.2 million.

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

                         AMERIPRISE CERTIFICATE COMPANY

7. INCOME TAXES

The effective tax rate was 37.0% and 36.6% for the three months and six months ended June 30, 2010, respectively, compared to 36.6% and 36.9% for the three months and six months ended June 30, 2009. The effective tax rates for both six month periods reflected the level of current period tax advantaged items relative to the level of pretax income.

As of June 30, 2010 and December 31, 2009, ACC had nil and $4.4 million of gross unrecognized tax benefits, respectively. If recognized, approximately nil and $1.2 million, net of federal tax benefits, of the unrecognized tax benefits as of June 30, 2010 and December 31, 2009, respectively, would affect the effective tax rate.

ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized $0.2 million in interest for the three months and six months ended June 30, 2010. ACC had $1.6 million and $1.4 million for the payment of interest and penalties accrued at June 30, 2010 and December 31, 2009, respectively.

It is not expected that the total amounts of unrecognized tax benefits will change materially in the next 12 months.

ACC files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, ACC is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 1997. The Internal Revenue Service ("IRS"), as part of the overall examination of the American Express Company consolidated return, completed its field examination of ACC's U.S. income tax returns for 1997 through 2002 during 2008 and completed its field examination of 2003 through 2004 in the third quarter of 2009. However, for federal income tax purposes these years continue to remain open as a consequence of certain issues under appeal. In the fourth quarter of 2008, as part of the overall examination of Ameriprise Financial, Inc's consolidated return, the IRS commenced an examination of ACC's U.S. income tax returns for 2005 through 2007. During the second quarter of 2010, the IRS completed its examination of the second stub period 2005 through 2007, and the first stub 2005 period is expected to be completed in the third quarter of 2010. ACC's state income tax returns are currently under examination by various jurisdictions for years ranging from 1998 through 2008.

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

ACC is a wholly owned subsidiary of Ameriprise Financial, Inc. ("Ameriprise Financial"). ACC is registered as an investment company under the Investment Company Act of 1940 and is in the business of issuing face-amount investment certificates. Face-amount investment certificates issued by ACC entitle the certificate owner to receive at maturity a stated amount of money and interest or credits declared from time to time by ACC, at its discretion. The certificates issued by ACC are not insured by any government agency. ACC's certificates are sold primarily by Ameriprise Financial Services, Inc., an affiliate of ACC. Ameriprise Financial Services, Inc. is registered as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico. ACC's investment portfolio is managed by Columbia Management Investment Advisers, LLC ("CMIA"), a wholly owned subsidiary of Ameriprise Financial, pursuant to an investment management agreement effective as of January 1, 2010. CMIA, formerly known as RiverSource Investments, LLC, changed its name following Ameriprise Financial's acquisition of Columbia Management Group's long-term asset management business.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

Net income for the six months ended June 30, 2010 was $26.9 million compared to $11.1 million for the six months ended June 30, 2009, an increase of $15.8 million, due primarily to decreased expenses related to certificate reserves caused by the combination of net outflows due to the run-off of certificate rate promotions and a decrease in interest crediting rates.

For the six months ended June 30, 2010, investment income decreased $29.1 million, or 26%, to $84.1 million compared to the same period in the prior year. This decrease is primarily the result of lower asset balances due to net outflows primarily driven by the run-off of certificate rate promotions.

Investment expenses for the six months ended June 30, 2010 decreased $3.3 million, or 17%, to $16.1 million compared to the same period in 2009. This decrease is due to lower distribution fees as a result of declining certificate reserve balances in the first half of 2010 compared to the first half of 2009.

The provision for certificate reserves decreased $41.5 million, or 57%, to $30.7 million for the six months ended June 30, 2010 compared to the same period in 2009. This decrease is a result of lower certificate balances due to net outflows and lower interest crediting rates compared to the prior year period.

                         AMERIPRISE CERTIFICATE COMPANY

Net realized gain on investments for the six months ended June 30, 2010 was $3.3 million compared to net realized loss on investments of $2.7 million for the six months ended June 30, 2009. Included in the net investment gains for the six months ended June 30, 2010 was a $7.7 million decrease in the below investment grade syndicated bank loans reserve primarily due to improvement of underlying credit. This was partially offset by an increase in the commercial mortgage loan reserve and other-than-temporary impairment losses on non-agency residential mortgage backed securities. Included in net investment losses for the six months ended June 30, 2009 was $8.4 million of other-than-temporary impairment losses on investments. These other-than-temporary impairment charges primarily related to credit losses on non-agency residential mortgage backed securities and corporate debt securities primarily in the gaming industry.

The effective tax rate was 36.6% for the six months ended June 30, 2010 compared to 36.9% for the six months ended June 30, 2009.

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

                         AMERIPRISE CERTIFICATE COMPANY

The following table presents as of June 30, 2010, ACC's non-agency residential mortgage backed and asset backed securities backed by subprime, Alt-A or prime mortgage loans by credit rating and vintage year (in thousands):

                        AAA                AA                A                BBB            BB & BELOW            TOTAL
                ------------------ ----------------- ----------------- ----------------- ------------------ ------------------
                AMORTIZED   FAIR   AMORTIZED   FAIR  AMORTIZED   FAIR  AMORTIZED   FAIR  AMORTIZED   FAIR   AMORTIZED   FAIR
                   COST     VALUE     COST    VALUE    COST     VALUE    COST     VALUE    COST      VALUE     COST     VALUE
                --------- -------- --------- ------- --------- ------- --------- ------- --------- -------- --------- --------
SUBPRIME
   2003 & prior  $  1,608 $  1,610  $    --  $    --  $    --  $    --  $    --  $    --  $     -- $     --  $  1,608 $  1,610
   2004             9,476    9,277       --       --    7,096    6,941       --       --     8,869    7,672    25,441   23,890
   2005             6,832    6,832   29,985   32,594    3,904    3,936    1,049    1,035     5,571    5,536    47,341   49,933
   2006                --       --       --       --       --       --    6,824    6,921     3,628    3,545    10,452   10,466
   2007                --       --       --       --    4,389    4,445       --       --        --       --     4,389    4,445
   2008                --       --       --       --       --       --       --       --        --       --        --       --
Re-Remic(1)            --       --       --       --       --       --   14,722   14,538        --       --    14,722   14,538
                 -------- --------  -------  -------  -------  -------  -------  -------  -------- --------  -------- --------
Total Subprime   $ 17,916 $ 17,719  $29,985  $32,594  $15,389  $15,322  $22,595  $22,494  $ 18,068 $ 16,753  $103,953 $104,882
                 ======== ========  =======  =======  =======  =======  =======  =======  ======== ========  ======== ========
ALT-A
   2003 & prior  $  4,818 $  4,535  $    --  $    --  $    --  $    --  $    --  $    --  $     -- $     --  $  4,818 $  4,535
   2004             4,897    4,463    2,658    2,142   16,195   13,785   10,462    5,455     3,321    1,214    37,533   27,059
   2005                --       --       --       --       --       --    2,733    2,069    91,234   61,468    93,967   63,537
   2006                --       --       --       --       --       --       --       --    35,542   26,696    35,542   26,696
   2007                --       --       --       --       --       --       --       --    50,109   26,863    50,109   26,863
   2008                --       --       --       --       --       --       --       --        --       --        --       --
                 -------- --------  -------  -------  -------  -------  -------  -------  -------- --------  -------- --------
Total Alt-A      $  9,715 $  8,998  $ 2,658  $ 2,142  $16,195  $13,785  $13,195  $ 7,524  $180,206 $116,241  $221,969 $148,690
                 ======== ========  =======  =======  =======  =======  =======  =======  ======== ========  ======== ========
PRIME
   2003 & prior  $ 31,072 $ 31,541  $    --  $    --  $    --  $    --  $    --  $    --  $     -- $     --  $ 31,072 $ 31,541
   2004            42,383   41,830   26,343   24,109    5,763    5,209   21,028   15,461    22,415    7,454   117,932   94,063
   2005             3,635    3,526   13,028   11,751   10,820    9,831    7,380    6,400    79,685   68,640   114,548  100,148
   2006                --       --       --       --       --       --       --       --     3,821    3,423     3,821    3,423
   2007                --       --       --       --       --       --       --       --        --       --        --       --
   2008                --       --       --       --       --       --       --       --        --       --        --       --
Re-Remic(1)       392,932  400,750   10,513   11,534       --       --       --       --        --       --   403,445  412,284
                 -------- --------  -------  -------  -------  -------  -------  -------  -------- --------  -------- --------
Total Prime      $470,022 $477,647  $49,884  $47,394  $16,583  $15,040  $28,408  $21,861  $105,921 $ 79,517  $670,818 $641,459
                 ======== ========  =======  =======  =======  =======  =======  =======  ======== ========  ======== ========
GRAND TOTAL      $497,653 $504,364  $82,527  $82,130  $48,167  $44,147  $64,198  $51,879  $304,195 $212,511  $996,740 $895,031
                 ======== ========  =======  =======  =======  =======  =======  =======  ======== ========  ======== ========

(1) Re-Remics of mortgage backed securities are prior vintages with cash flows structured into senior and subordinated bonds. Credit enhancement on senior bonds is increased through the Re-Remic process. ACC did not have any exposure to subordinate tranches as of June 30, 2010.

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

ACC's management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC's Chief Executive Officer and Chief Financial Officer have concluded that ACC's disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2010.

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

ITEM 1A. RISK FACTORS

Part I, Item 1A of ACC's 2009 10-K sets forth information relating to the material risks and uncertainties that affect our business and common stock. In addition, the following factors should be read in conjunction with and supplement and amend the risk factors set forth in our 2009 10-K that may affect the Company's business, financial condition and results of operations.

CHANGES IN THE SUPERVISION AND REGULATION OF THE FINANCIAL INDUSTRY, INCLUDING THOSE SET FORTH UNDER THE DODD-FRANK WALL STREET REFORM AND CONSUMER PROTECTION ACT, COULD MATERIALLY IMPACT OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Act") into law. The Act calls for sweeping changes in the supervision and regulation of the financial industry designed to provide for greater oversight of financial industry participants, reduce risk in banking practices and in securities and derivatives trading, enhance public company corporate governance practices and executive compensation disclosures, and provide greater protections to individual consumers and investors. Certain elements of the Act became effective immediately, though the details of many provisions are subject to additional studies and will not be known until final rules are adopted by applicable regulatory agencies. The impact of the Act on the Company, the financial industry and the economy cannot be known until all such rules and regulations called for under the Act have been finalized, and, in some cases, implemented over time.

Accordingly, while the final contours of these reforms are not yet known, the Act is expected to impact the manner in which we market our products and services, manage our Company and its operations and interact with regulators, all of which could materially impact our results of operations, financial condition and liquidity. Certain provisions of the Act that may impact our business include but are not limited to restrictions on proprietary trading, the imposition of capital requirements on financial holding companies and greater oversight over derivatives trading. Further, the Company will need to respond to changes to the framework for the supervision of U.S. financial institutions, including the creation of the Financial Stability Oversight Counsel. Moreover, to the extent the Act impacts the operations, financial condition, liquidity and capital requirements of unaffiliated financial institutions with whom we transact business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us.

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

                                        AMERIPRISE CERTIFICATE COMPANY
                                        (Registrant)


Date: August 4, 2010                    /s/ William F. Truscott
                                        ----------------------------------------
                                        William F. Truscott
                                        Chief Executive Officer


Date: August 4, 2010                    /s/ Ross P. Palacios
                                        ----------------------------------------
                                        Ross P. Palacios
                                        Chief Financial Officer

                         AMERIPRISE CERTIFICATE COMPANY

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

EXHIBIT   DESCRIPTION
-------   ----------------------------------------------------------------------
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