Form 10-Q
period 2010-09-30
AMERIPRISE CERTIFICATE CO
filed 2010-11-05
CIK 52428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2010
Common Shares (par value $10 per share)	150,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

AMERIPRISE CERTIFICATE COMPANY

FORM 10-Q

AMERIPRISE CERTIFICATE COMPANY

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Investment income	$36,120	$57,414	$120,252	$170,693
Investment expenses	7,088	9,005	23,146	28,316
Net investment income before provision for certificate reserves and income taxes	29,032	48,409	97,106	142,377
Net provision for certificate reserves	11,343	27,148	42,072	99,409
Net investment income before income taxes	17,689	21,261	55,034	42,968
Income tax expense	6,468	7,876	20,221	15,804
Net investment income	11,221	13,385	34,813	27,164

Net realized gain on investments	677	6,170	5,798	1,998
Income tax expense	237	2,159	2,029	699
Net realized gain on investments	440	4,011	3,769	1,299
Net income	$11,661	$17,396	$38,582	$28,463
Supplemental Disclosures:
Net realized gain on investments:
Net realized gain on investments before impairment losses on securities	$710	$6,816	$8,401	$11,060
Total other-than-temporary impairment losses on securities	—	(167)	(4,662)	(9,841)
Portion of loss recognized in other comprehensive income	(33)	(479)	2,059	779
Net impairment losses recognized in net realized gain on investments	(33)	(646)	(2,603)	(9,062)
Total net realized gain on investments	$677	$6,170	$5,798	$1,998

See Notes to Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

BALANCE SHEETS

(in thousands, except share data)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Qualified Assets
Cash equivalents	$286,983	$309,183
Investments in unaffiliated issuers	3,148,894	3,960,440
Receivables	23,028	39,630
Equity derivatives, purchased	56,261	166,392
Total qualified assets	3,515,166	4,475,645

Deferred taxes, net	34,075	70,793
Current taxes receivable from parent	—	62
Total other assets	34,075	70,855
Total assets	$3,549,241	$4,546,500

Liabilities and Shareholder’s Equity
Liabilities
Certificate reserves	$3,302,532	$4,108,272
Current taxes payable to parent	2,687	18,117
Payable for investment securities purchased	10,376	1,207
Equity derivatives, written	43,957	140,996
Accounts payable and accrued liabilities	14,337	32,710
Total liabilities	3,373,889	4,301,302
Shareholder’s Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	185,173	297,964
Total retained earnings (accumulated deficit)	15	(6,358)
Accumulated other comprehensive loss, net of tax	(11,336)	(47,908)
Total shareholder’s equity	175,352	245,198
Total liabilities and shareholder’s equity	$3,549,241	$4,546,500

See Notes to Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities
Net income	$38,582	$28,463

Adjustments to reconcile net income to net cash provided by operating activities:
Interest added to certificate loans	(124)	(161)
Amortization of premiums, acccretion of discounts, net	(2,115)	(5,872)
Deferred taxes, net	17,026	(12,067)
Net realized (gain) loss on investments	323	(1,954)
Provision for loan loss	(6,121)	1,500
Changes in other operating assets and liabilities:
Trading securities, net	—	16,618
Dividends and interest receivable	7,297	5,001
Certificate reserves, net	(14,093)	21,360
Due to (from) parent for income taxes	(15,368)	16,777
Derivatives, net	13,092	(22,815)
Derivatives collateral, net	(12,084)	15,848
Other, net	(5,902)	15,558
Net cash provided by operating activities	20,513	78,256

Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	62,573	224,512
Maturities and redemptions	1,415,150	1,479,599
Purchases	(674,447)	(2,278,532)
Below investment grade syndicated bank loans and commercial mortgage loans:
Sales	37,840	1,223
Maturities and redemptions	52,820	31,351
Purchases	(146)	(132)
Certificate loans:
Payments	549	688
Fundings	(405)	(391)
Net cash provided by (used in) investing activities	893,934	(541,682)

Cash Flows from Financing Activities
Payments from certificate owners	651,891	2,034,873
Certificate maturities and cash surrenders	(1,443,538)	(2,450,451)
Capital contribution from parent	—	35,000
Dividend/return of capital to parent	(145,000)	—
Net cash used in financing activities	(936,647)	(380,578)

Net decrease in cash equivalents	(22,200)	(844,004)
Cash equivalents at beginning of period	309,183	1,164,484
Cash equivalents at end of period	$286,983	$320,480

Supplemental disclosures including non-cash transactions:
Cash paid for income taxes	$19,938	$8,420
Certificate maturities and surrenders through loan reductions	966	1,115

See Notes to Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

Nine Months Ended September 30, 2010 and 2009

				Retained Earnings (Accumulated Deficit)
				Appropriated	Appropriated
				for	for		Accumulated
				Pre-Declared	Additional		Other
	Number of		Additional	Additional	Interest on		Comprehensive
	Outstanding	Common	Paid-In	Credits and	Advance		Loss -
	Shares	Shares	Capital	Interest	Payments	Unappropriated	Net of Tax	Total
	(in thousands, except share data)
Balance at January 1, 2009	150,000	$1,500	$322,964	$50	$15	$(81,570)	$(152,454)	$90,505
Change in accounting principle, net of tax	—	—	—	—	—	31,694	(31,694)	—
Comprehensive income:
Net income	—	—	—	—	—	28,463	—	28,463
Other comprehensive income, net of tax:
Change in net unrealized securities losses	—	—	—	—	—	—	138,792	138,792
Change in noncredit related impairments on securities and net unrealized securities losses on previously impaired securities	—	—	—	—	—	—	410	410
Total comprehensive income								167,665
Transfer to unappropriated/from appropriated	—	—	—	(50)	—	50	—	—
Receipt of capital from parent	—	—	35,000	—	—	—	—	35,000
Balance at September 30, 2009	150,000	$1,500	$357,964	$—	$15	$(21,363)	$(44,946)	$293,170

Balance at January 1, 2010	150,000	$1,500	$297,964	$—	$15	$(6,373)	$(47,908)	$245,198
Comprehensive income:
Net income	—	—	—	—	—	38,582	—	38,582
Other comprehensive income, net of tax:
Change in net unrealized securities losses	—	—	—	—	—	—	33,328	33,328
Change in noncredit related impairments on securities and net unrealized securities losses on previously impaired securities	—	—	—	—	—	—	3,244	3,244
Total comprehensive income								75,154
Dividend/return of capital to parent	—	—	(112,791)	—	—	(32,209)	—	(145,000)
Balance at September 30, 2010	150,000	$1,500	$185,173	$—	$15	$—	$(11,336)	$175,352

See Notes to Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

Nature of Business

Ameriprise Certificate Company (“ACC” or the “Company”), is a wholly owned subsidiary of Ameriprise Financial, Inc. (“Ameriprise Financial”). The accompanying Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial position for the interim periods have been made. All adjustments made were of a normal, recurring nature. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Financial Statements and Notes should be read in conjunction with the Financial Statements and Notes in the Annual Report on Form 10-K of ACC for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on February 23, 2010.

ACC evaluated events or transactions that occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued.

2.  Recent Accounting Pronouncements

Adoption of New Accounting Standards

Subsequent Events

In February 2010, the Financial Accounting Standards Board (“FASB”) amended the accounting standards related to the recognition and disclosure of subsequent events. The amendments remove the requirement to disclose the date through which subsequent events are evaluated for SEC filers. The standard is effective upon issuance, and shall be applied prospectively. ACC adopted the standard in the first quarter of 2010. The adoption did not have any effect on ACC’s results of operations and financial condition.

Fair Value

In January 2010, the FASB updated the accounting standards related to disclosures on fair value measurements. The standard expands the current disclosure requirements to include additional detail about significant transfers between Levels 1 and 2 within the fair value hierarchy and presents activity in the rollforward of Level 3 activity on a gross basis. The standard also clarifies existing disclosure requirements related to the level of disaggregation to be used for assets and liabilities as well as disclosures on the inputs and valuation techniques used to measure fair value. The standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure requirements related to the Level 3 rollforward, which are effective for interim and annual periods beginning after December 15, 2010. ACC adopted the standard in the first quarter of 2010, except for the additional disclosures related to the Level 3 rollforward, which ACC will adopt in the first quarter of 2011. The adoption did not have any effect on ACC’s results of operations and financial condition.

Recognition and Presentation of Other-Than-Temporary Impairment (“OTTI”)

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

Future Adoption of New Accounting Standards

Receivables

In July 2010, the FASB updated the accounting standards for disclosures about the credit quality of financing receivables and the allowance for credit losses. The standard requires additional disclosure related to the credit quality of financing receivables, troubled

AMERIPRISE CERTIFICATE COMPANY

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (continued)

debt restructurings and significant purchases or sales of financing receivables during the period. The standard requires that these disclosures and existing disclosures be presented on a disaggregated basis, similar to the manner that the entity uses to evaluate its credit losses. Disclosures of information as of the end of a reporting period are effective for interim and annual periods ending after December 15, 2010 and disclosures of activity that occurred during a reporting period are effective for interim and annual periods beginning after December 15, 2010. The Company’s adoption of the standard will not impact its results of operations and financial condition.

3.  Investments

Investments in unaffiliated issuers were as follows:

	September 30, 2010	December 31, 2009
	(in thousands)
Available-for-Sale:
Fixed maturities, at fair value (amortized cost: 2010, $2,916,350; 2009, $3,697,972)	$2,898,380	$3,627,993
Common and preferred stocks, at fair value (cost: 2010, $19,793; 2009, $19,646)	20,288	15,765
Below investment grade syndicated bank loans and commercial mortgage loans, at cost (fair value: 2010, $230,665; 2009, $313,021)	223,859	309,459
Certificate loans – secured by certificate reserves, at cost, which approximates fair value	4,150	5,136
Real estate owned, at fair value less cost to sell	2,217	2,087
Total	$3,148,894	$3,960,440

Available-for-Sale securities distributed by type were as follows:

	September 30, 2010
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$1,447,433	$36,667	$(103,507)	$1,380,593	$(42,560)
Corporate debt securities	628,478	16,587	(207)	644,858	3
Commercial mortgage backed securities	482,501	13,253	(294)	495,460	—
Asset backed securities	329,115	20,695	(1,576)	348,234	(995)
U.S. government and agencies obligations	28,823	412	—	29,235	—
Common and preferred stocks	19,793	907	(412)	20,288	—
Total	$2,936,143	$88,521	$(105,996)	$2,918,668	$(43,552)

	December 31, 2009
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$1,577,876	$20,736	$(138,277)	$1,460,335	$(46,683)
Corporate debt securities	1,026,547	24,668	(976)	1,050,239	850
Commercial mortgage backed securities	538,714	13,247	(759)	551,202	—
Asset backed securities	420,016	17,245	(6,994)	430,267	(2,711)
U.S. government and agencies obligations	134,819	1,131	—	135,950	—
Common and preferred stocks	19,646	82	(3,963)	15,765	—
Total	$3,717,618	$77,109	$(150,969)	$3,643,758	$(48,544)

(1)             Represents the amount of other-than-temporary impairment losses in Accumulated Other Comprehensive Loss. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (continued)

At September 30, 2010 and December 31, 2009, fixed maturity securities comprised approximately 84% and 85%, respectively, of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch or if fewer than three ratings are available,  the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable ACC may utilize ratings from other NRSROs or rate the securities internally.  At September 30, 2010 and December 31, 2009 approximately $10.6 million and $15.3 million, respectively, of securities were internally rated by Columbia Management Investment Advisors, LLC’s (formerly known as RiverSource Investments, LLC) using criteria similar to those used by NRSROs. A summary of fixed maturity securities by rating was as follows:

	September 30, 2010			December 31, 2009
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in thousands, except percentages)
AAA	$1,748,522	$1,810,050	62%	$2,026,434	$2,062,670	57%
AA	100,323	101,199	4	189,891	177,780	5
A	158,478	158,853	5	346,183	342,573	9
BBB	546,642	551,501	19	782,389	780,706	22
Below investment grade	362,385	276,777	10	353,075	264,264	7
Total fixed maturities	$2,916,350	$2,898,380	100%	$3,697,972	$3,627,993	100%

At September 30, 2010 and December 31, 2009, approximately 33% and 38%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2010
	Less than 12 months			12 months or more			Total
Description of	Number	Fair	Unrealized	Number	Fair	Unrealized	Number	Fair	Unrealized
Securities	of Securities	Value	Losses	of Securities	Value	Losses	of Securities	Value	Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	12	$78,009	$(779)	74	$292,058	$(102,728)	86	$370,067	$(103,507)
Corporate debt securities	1	1,003	(1)	7	7,285	(206)	8	8,288	(207)
Commercial mortgage backed securities	5	26,357	(292)	1	853	(2)	6	27,210	(294)
Asset backed securities	5	18,003	(913)	5	10,540	(663)	10	28,543	(1,576)
Common and preferred stocks	—	—	—	1	19,200	(412)	1	19,200	(412)
Total	23	$123,372	$(1,985)	88	$329,936	$(104,011)	111	$453,308	$(105,996)

	December 31, 2009
	Less than 12 months			12 months or more			Total
Description of	Number	Fair	Unrealized	Number	Fair	Unrealized	Number	Fair	Unrealized
Securities	of Securities	Value	Losses	of Securities	Value	Losses	of Securities	Value	Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	22	$196,113	$(9,618)	77	$320,859	$(128,659)	99	$516,972	$(138,277)
Corporate debt securities	5	4,715	(117)	28	56,063	(859)	33	60,778	(976)
Commercial mortgage backed securities	4	20,315	(321)	9	29,516	(438)	13	49,831	(759)
Asset backed securities	7	34,629	(766)	11	47,960	(6,228)	18	82,589	(6,994)
Common and preferred stocks	—	—	—	1	15,650	(3,963)	1	15,650	(3,963)
Total	38	$255,772	$(10,822)	126	$470,048	$(140,147)	164	$725,820	$(150,969)

AMERIPRISE CERTIFICATE COMPANY

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (continued)

As part of ACC’s ongoing monitoring process, management determined that a majority of the gross unrealized losses on its Available-for-Sale securities are attributable to credit spreads. The primary driver of lower unrealized losses at September 30, 2010 was the decline of interest rates during the period.

The following table presents a rollforward of the cumulative amounts recognized in the Statements of Operations for other-than-temporary impairments related to credit losses on securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)
Beginning balance of credit losses on securities held for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$59,800	$58,143	$57,446	$50,866
Reductions for securities sold during the period (realized)	—	(1,650)	—	(1,650)
Additional amount related to credit losses for which an other- than-temporary impairment was not previously recognized	—	—	556	—
Additional increases to the amount related to credit losses for which an other-than-temporary impairment was previously recognized	33	646	1,831	7,923
Ending balance of credit losses on securities held as of September 30 for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$59,833	$57,139	$59,833	$57,139

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

The following table presents a rollforward of the net unrealized securities losses on Available-for-Sale securities included in accumulated other comprehensive loss:

			Accumulated Other
	Net		Comprehensive
	Unrealized		Loss Related to Net
	Securities	Deferred	Unrealized Securities
	Gains (Losses)	Income Tax	Gains (Losses)
	(in thousands)
Balance at January 1, 2009	$(234,713)	$82,259	$(152,454)
Cumulative effect of accounting change	(48,760)	17,066	(31,694	)(1)
Net unrealized securities gains arising during the period (3)	214,276	(73,465)	140,811
Reclassification of gains included in net income	(2,476)	867	(1,609)
Balance at September 30, 2009	$(71,673)	$26,727	$(44,946	)(2)

Balance at January 1, 2010	$(73,860)	$25,952	$(47,908)
Net unrealized securities gains arising during the period (3)	58,059	(20,399)	37,660
Reclassification of gains included in net income	(1,674)	586	(1,088)
Balance at September 30, 2010	$(17,475)	$6,139	$(11,336	)(2)

(1)             Amount represents the cumulative effect of adopting a new accounting standard on January 1, 2009. See Note 2 for additional information on the adoption impact.

(2)             At September 30, 2010 and 2009, Accumulated Other Comprehensive Loss Related to Net Unrealized Securities Losses included $(28.3) million and $(31.3) million, respectively, of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities.

(3)             Net unrealized investment gains arising during the period also include other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income during the period.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (continued)

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Gross realized gains from sales	$993	$5,988	$4,514	$13,288
Gross realized losses from sales	(108)	(140)	(237)	(1,749)
Other-than-temporary impairments related to credit	(33)	(646)	(2,603)	(9,062)

The other-than-temporary impairments for the three months and nine months ended September 30, 2010 and 2009 primarily related to credit losses on non-agency residential mortgage backed securities.

Available-for-Sale securities by contractual maturity as of September 30, 2010 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$290,315	$295,574
Due after one year through five years	345,088	355,764
Due after five years through 10 years	21,683	22,502
Due after 10 years	215	253
	657,301	674,093
Residential mortgage backed securities	1,447,433	1,380,593
Commercial mortgage backed securities	482,501	495,460
Asset backed securities	329,115	348,234
Common and preferred stocks	19,793	20,288
Total	$2,936,143	$2,918,668

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

Valuation Hierarchy

ACC categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by ACC’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.
Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (continued)

Determination of Fair Value

ACC uses valuation techniques consistent with the market and income approaches to measure the fair value of its assets and liabilities. ACC’s market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. ACC’s income approach uses valuation techniques to convert future projected cash flows to a single discounted present value amount. When applying either approach, ACC maximizes the use of observable inputs and minimizes the use of unobservable inputs.

The following is a description of the valuation techniques used to measure fair value and the general classification of these instruments pursuant to the fair value hierarchy.

Cash Equivalents

Cash equivalents include highly liquid investments with original maturities of 90 days or less. ACC’s cash equivalents are classified as Level 2 and are measured at amortized cost, which is a reasonable estimate of fair value because of the short time between the purchase of the instrument and its expected realization.

Investments in Unaffiliated Issuers (Available-for-Sale Securities)

When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from nationally-recognized pricing services, broker quotes, or other model-based valuation techniques. Level 1 securities primarily include U.S. Treasuries. Level 2 securities include agency residential mortgage backed securities, commercial mortgage backed securities, asset backed securities, municipal and corporate bonds, U.S. agency securities and common and preferred stock. The fair value of these Level 2 securities is based on a market approach with prices obtained from nationally-recognized pricing services.  Observable inputs used to value these securities can include: reported trades, benchmark yields, issuer spreads and broker/dealer quotes. Level 3 securities primarily include asset backed securities, corporate bonds and non-agency residential mortgage backed securities. The fair value of these Level 3 securities is typically based on a single broker quote, except for the valuation of non-agency residential mortgage backed securities.  Effective March 31, 2010, ACC returned to using prices from nationally-recognized pricing services to determine the fair value of non-agency residential mortgage backed securities because the difference between these prices and the results of ACC’s discounted cash flows was not significant. ACC continues to classify its non-agency residential mortgage backed securities as Level 3 because ACC believes the market for these securities is still inactive and their valuation includes significant unobservable inputs.

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

AMERIPRISE CERTIFICATE COMPANY

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$286,983	$—	$286,983
Available-for-Sale securities:
Residential mortgage backed securities	—	536,973	843,620	1,380,593
Corporate debt securities	—	636,877	7,981	644,858
Commercial mortgage backed securities	—	495,460	—	495,460
Asset backed securities	—	242,291	105,943	348,234
U.S. government and agencies obligations	441	28,794	—	29,235
Common and preferred stocks	16	20,023	249	20,288
Total Available-for-Sale securities	457	1,960,418	957,793	2,918,668
Equity derivatives, purchased	—	56,257	4	56,261
Total assets at fair value	$457	$2,303,658	$957,797	$3,261,912

Liabilities
Certificate reserves	$—	$12,227	$—	$12,227
Equity derivatives, written	—	43,957	—	43,957
Total liabilities at fair value	$—	$56,184	$—	$56,184

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$309,183	$—	$309,183
Available-for-Sale securities:
Residential mortgage backed securities	—	714,702	745,633	1,460,335
Corporate debt securities	—	1,038,135	12,104	1,050,239
Commercial mortgage backed securities	—	551,202	—	551,202
Asset backed securities	—	299,683	130,584	430,267
U.S. government and agencies obligations	398	135,552	—	135,950
Common and preferred stocks	—	15,765	—	15,765
Total Available-for-Sale securities	398	2,755,039	888,321	3,643,758
Equity derivatives, purchased	—	166,392	—	166,392
Total assets at fair value	$398	$3,230,614	$888,321	$4,119,333

Liabilities
Certificate reserves	$—	$25,796	$—	$25,796
Equity derivatives, written	—	140,996	—	140,996
Total liabilities at fair value	$—	$166,792	$—	$166,792

AMERIPRISE CERTIFICATE COMPANY

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Residential					Common
	Mortgage		Corporate	Asset		and
	Backed		Debt	Backed		Preferred
	Securities		Securities	Securities		Stocks		Derivatives	Total
	(in thousands)

Balance, July 1, 2010	$812,367		$7,982	$114,469		$—		$4	$934,822
Total gains included in:
Net income	718	(1)	—	907	(2)	—		—	1,625
Other comprehensive income	16,250		20	1,397		19		—	17,686
Purchases, sales, issuances and settlements, net	14,285		(21)	(10,830)		—		—	3,434
Transfers in and/or out of Level 3	—		—	—		230	(3)	—	230
Balance, September 30, 2010	$843,620		$7,981	$105,943		$249		$4	$957,797

Change in unrealized gains included in net income related to Level 3 assets held at September 30, 2010	$718	(1)	$—	$907	(2)	$—		$—	$1,625

(1)             Represents a $(33) loss included in net realized gain on investments and a $751 gain included in investment income in the Statements of Operations.

(2)             Included in investment income in the Statements of Operations.

(3)             Represents two securities with a fair value of $230 that were transferred to Level 3 as the fair value of the securities is now based on broker quotes.

	Available-for-Sale Securities
	Residential					Common
	Mortgage		Corporate	Asset		and	Other
	Backed		Debt	Backed		Preferred	Structured
	Securities		Securities	Securities		Stocks	Investments	Total
	(in thousands)

Balance, July 1, 2009	$649,837		$30,579	$158,403		$—	$—	$838,819
Total gains included in:
Net income	1,919	(1)	—	3,091	(2)	—	—	5,010
Other comprehensive income	22,160		498	2,690		—	—	25,348
Purchases, sales, issuances and settlements, net	125,639		(19,007)	(18,442)		—	—	88,190
Transfers in and/or out of Level 3	—		—	—		—	—	—
Balance, September 30, 2009	$799,555		$12,070	$145,742		$—	$—	$957,367

Change in unrealized gains included in net income related to Level 3 assets held at September 30, 2009	$901	(3)	$—	$2,594	(4)	$—	$—	$3,495

(1)             Represents a $280 gain included in net realized gain on investments and a $1,639 gain included in investment income in the Statements of Operations.

(2)             Represents a $478 gain included in net realized gain on investments and a $2,613 gain included in investment income in the Statements of Operations.

(3)             Represents a $(646) loss included in net realized gain on investments and a $1,547 gain included in investment income in the Statements of Operations.

(4)             Included in investment income in the Statements of Operations.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities
	Residential					Common
	Mortgage		Corporate	Asset		and
	Backed		Debt	Backed		Preferred
	Securities		Securities	Securities		Stocks		Derivatives		Total
	(in thousands)

Balance, January 1, 2010	$745,633		$12,104	$130,584		$—		$—		$888,321
Total gains (losses) included in:
Net income	1,006	(1)	—	3,515	(2)	—		4	(4)	4,525
Other comprehensive income	48,789		(22)	8,005		19		—		56,791
Purchases, sales, issuances and settlements, net	48,192		(4,101)	(36,161)		—		—		7,930
Transfers in and/or out of Level 3	—		—	—		230	(5)	—		230
Balance, September 30, 2010	$843,620		$7,981	$105,943		$249		$4		$957,797

Change in unrealized gains included in net income related to Level 3 assets held at September 30, 2010	$923	(3)	$—	$3,515	(2)	$—		$4	(4)	$4,442

(1)             Represents a $(2,098) loss included in net realized gain on investments and a $3,104 gain included in investment income in the Statements of Operations.

(2)             Represents a $(289) loss included in net realized gain on investments and a $3,804 gain included in investment income in the Statements of Operations.

(3)             Represents a $(2,098) loss included in net realized gain on investments and a $3,021 gain included in investment income in the Statements of Operations.

(4)             Included in investment income in the Statements of Operations.

(5)             Represents two securities with a fair value of $230 that were transferred to Level 3 as the fair value of the securities is now based on broker quotes.

	Available-for-Sale Securities
	Residential					Common
	Mortgage		Corporate	Asset		and	Other
	Backed		Debt	Backed		Preferred	Structured
	Securities		Securities	Securities		Stocks	Investments		Total
	(in thousands)

Balance, January 1, 2009	$465,234		$33,653	$67,552		$—	$—		$566,439
Total gains (losses) included in:
Net income	(4,995	)(1)	—	6,043	(2)	—	8	(4)	1,056
Other comprehensive income	16,700		1,690	3,379		—	—		21,769
Purchases, sales, issuances and settlements, net	322,616		(23,273)	68,768		—	(8)		368,103
Transfers in and/or out of Level 3	—		—	—		—	—		—
Balance, September 30, 2009	$799,555		$12,070	$145,742		$—	$—		$957,367

Change in unrealized gains (losses) included in net income related to Level 3 assets held at September 30, 2009	$(4,266	)(3)	$—	$5,543	(4)	$—	$—		$1,277

(1)             Represents a $(8,437) loss included in net realized gain on investments and a $3,442 gain included in investment income in the Statements of Operations.

(2)             Represents a $478 gain included in net realized gain on investments and a $5,565 gain included in investment income in the Statements of Operations.

(3)             Represents a $(7,923) loss included in net realized gain on investments and a $3,657 gain included in investment income in the Statements of Operations.

(4)             Included in investment income in the Statements of Operations.

ACC recognizes transfers between levels of the fair value hierarchy as of the beginning of the quarter in which each transfer occurred. There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2010.

During the reporting periods, there were no material assets or liabilities measured at fair value on a nonrecurring basis.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table provides the carrying value and the estimated fair value of financial instruments that are not reported at fair value. All other financial instruments that are reported at fair value have been included above in the table with balances of assets and liabilities measured at fair value on a recurring basis.

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial Assets
Below investment grade syndicated bank loans	$110,417	$109,544	$179,176	$179,579
Commercial mortgage loans	113,442	121,121	130,283	133,442
Certificate loans	4,150	4,150	5,136	5,136

Financial Liabilities
Certificate reserves	$3,290,305	$3,271,805	$4,082,476	$4,052,657

The fair value of below investment grade syndicated bank loans is obtained from a nationally-recognized pricing service.

The fair value of commercial mortgage loans, except those with significant credit deterioration, has been determined by discounting contractual cash flows using discount rates that reflect current pricing for loans with similar remaining maturities and characteristics including loan-to-value ratio, occupancy rate, refinance risk, debt-service coverage, location, and property condition. For commercial mortgage loans with significant credit deterioration, fair value is determined using the same adjustments as above with an additional adjustment for ACC’s estimate of the amount recoverable on the loan.

The fair value of investment certificate reserves is determined by discounting cash flows using discount rates that reflect current pricing for assets with similar terms and characteristics, with adjustments for early withdrawal behavior, penalty fees, expense margin and ACC’s nonperformance risk specific to these liabilities.

5.  Derivatives and Hedging Activities

Derivative instruments enable ACC to manage its exposure to various market risks. The value of such instruments is derived from an underlying variable or multiple variables, including equity and interest rate indices or prices. ACC primarily enters into derivative agreements for risk management purposes related to ACC’s products.

ACC uses derivatives as economic hedges of equity and interest rate risk related to stock market certificates. ACC does not designate any derivatives for hedge accounting. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives, by type of derivative and product:

		Asset			Liability
Derivatives not designated as	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
hedging instruments	Location	2010	2009	Location	2010	2009
		(in thousands)			(in thousands)
Equity
Stock market certificates	Equity derivatives, purchased	$55,929	$166,392	Equity derivatives, written	$43,957	$140,996
Equity warrants	Equity derivatives, purchased	332	—	Equity derivatives, written	—	—
Stock market certificates embedded derivatives		—	—	Certificate reserves	12,227	25,796
Total		$56,261	$166,392		$56,184	$166,792

See Note 4 for additional information regarding ACC’s fair value measurement of derivative instruments.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Statements of Operations:

		Amount of Gain (Loss) on
		Derivatives Recognized in Income
Derivatives Not Designated as	Location of Gain (Loss) on	Three Months Ended	Three Months Ended
Hedging Instruments	Derivatives Recognized in Income	September 30, 2010	September 30, 2009
		(in thousands)
Equity
Stock market certificates	Net provision for certificate reserves	$6,261	$8,995
Equity warrants	Investment income	(65)	—
Stock market certificates embedded derivatives	Net provision for certificate reserves	(5,850)	(10,839)
Total		$346	$(1,844)

		Amount of Gain (Loss) on
		Derivatives Recognized in Income
Derivatives Not Designated as	Location of Gain (Loss) on	Nine Months Ended	Nine Months Ended
Hedging Instruments	Derivatives Recognized in Income	September 30, 2010	September 30, 2009
		(in thousands)
Equity
Stock market certificates	Net provision for certificate reserves	$4,219	$10,416
Equity warrants	Investment income	328	—
Stock market certificates embedded derivatives	Net provision for certificate reserves	(4,036)	(12,911)
Total		$511	$(2,495)

Ameriprise Stock Market Certificates (“SMC”) offer a return based upon the relative change in a major stock market index between the beginning and end of the SMC’s term. The SMC product contains an embedded derivative. The equity based return of the certificate must be separated from the host contract and accounted for as a derivative instrument. As a result of fluctuations in equity markets, and the corresponding changes in value of the embedded derivative, the amount of expenses incurred by ACC related to the SMC product will positively or negatively impact reported earnings. As a means of hedging its obligations under the provisions for these certificates, ACC purchases and writes call options on the S&P 500 Index. ACC views this strategy as a prudent management of equity market sensitivity, such that earnings are not exposed to undue risk presented by changes in equity market levels. The gross notional amount of these derivative contracts was $1.4 billion and $1.5 billion at September 30, 2010 and December 31, 2009, respectively. ACC also purchases futures on the S&P 500 Index to economically hedge its obligations. The futures are marked-to-market daily and exchange traded, exposing ACC to no counterparty risk. The gross notional amount of these contracts was $0.1 million and nil at September 30, 2010 and December 31, 2009, respectively.

Equity warrants were received as part of a syndicated bank loan restructure and do not constitute a hedge of underlying assets or liabilities.

Credit Risk

Credit risk associated with ACC’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, ACC has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements whenever practical. As of September 30, 2010 and December 31, 2009, ACC held $3.5 million and $15.6 million, respectively, in cash and recorded a corresponding liability in accounts payable and accrued liabilities for collateral ACC is obligated to return to counterparties. As of September 30, 2010 and December 31, 2009, ACC’s maximum credit exposure related to derivative assets after considering netting arrangements with counterparties and collateral arrangements was approximately $8.5 million and $9.9 million, respectively.

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

7.  Income Taxes

The effective tax rate was 36.5% and 36.6% for the three months and nine months ended September 30, 2010, respectively, compared to 36.6% and 36.7% for the three months and nine months ended September 30, 2009. The effective tax rates for both nine month periods reflected the level of current period tax advantaged items relative to the level of pretax income.

As of September 30, 2010 and December 31, 2009, ACC had nil and $4.4 million, respectively, of gross unrecognized tax benefits. If recognized, approximately nil and $1.2 million, net of federal tax benefits, of the unrecognized tax benefits as of September 30, 2010 and December 31, 2009, respectively, would affect the effective tax rate.

ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized nil and $0.3 million in interest for the three months and nine months ended September 30, 2010, respectively.  ACC had $1.7 million and $1.4 million for the payment of interest and penalties accrued at September 30, 2010 and December 31, 2009, respectively.

It is not expected that the total amounts of unrecognized tax benefits will change materially in the next 12 months.

ACC files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, ACC is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 1997. The Internal Revenue Service (“IRS”), as part of the overall examination of the American Express Company consolidated return, completed its field examination of ACC’s U.S. income tax returns for 1997 through 2002 during 2008 and completed its field examination of 2003 through 2004 in the third quarter of 2009. However, for federal income tax purposes these years continue to remain open as a consequence of certain issues under appeal. In the fourth quarter of 2008, as part of the overall examination of Ameriprise Financial, Inc.’s consolidated return, the IRS commenced an examination of ACC’s U.S. income tax returns for 2005 through 2007.  During the second quarter of 2010, the IRS completed its examination of the second stub period 2005 through 2007, and the first stub 2005 period is expected to be completed in the fourth quarter of 2010. In the fourth quarter of 2010, the IRS commenced an examination of ACC’s U.S. income tax returns for 2008 and 2009. ACC’s state income tax returns are currently under examination by various jurisdictions for years ranging from 1998 through 2008.

ITEM 2.  MANAGEMENT’S NARRATIVE ANALYSIS

The following information should be read in conjunction with Ameriprise Certificate Company’s (“ACC”) Financial Statements and related notes presented in Part I, Item 1. This discussion may contain forward-looking statements that reflect ACC’s plans, estimates and beliefs. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed under “Forward-Looking Statements.” ACC believes it is useful to read its management’s narrative analysis in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on February 23, 2010 (“2009 10-K”), as well as its current reports on Form 8-K and other publicly available information.

ACC is a wholly owned subsidiary of Ameriprise Financial, Inc. (“Ameriprise Financial”). ACC is registered as an investment company under the Investment Company Act of 1940 and is in the business of issuing face-amount investment certificates. Face-amount investment certificates issued by ACC entitle the certificate owner to receive at maturity a stated amount of money and interest or credits declared from time to time by ACC, at its discretion. The certificates issued by ACC are not insured by any government agency. ACC’s certificates are sold primarily by Ameriprise Financial Services, Inc., an affiliate of ACC. Ameriprise Financial Services, Inc. is registered as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico.  ACC’s investment portfolio is managed by Columbia Management Investment Advisers, LLC (“CMIA”), a wholly owned subsidiary of Ameriprise Financial, pursuant to an investment management agreement effective as of January 1, 2010.  CMIA, formerly known as RiverSource Investments, LLC, changed its name following Ameriprise Financial’s acquisition of Columbia Management Group’s long-term asset management business.

ACC’s future profitability is dependent upon changes in the economic, credit and equity environments, as well as the competitive environment. Ameriprise Financial and unaffiliated third parties offer certain competing products which have demonstrated strong appeal to investors.

Management’s narrative analysis of the results of operations is presented in lieu of management’s discussion and analysis of financial condition and results of operations, pursuant to General Instructions H(2)(a) of Form 10-Q.

Critical Accounting Policies

ACC’s critical accounting policies are discussed in detail in “Management’s Narrative Analysis — Critical Accounting Policies” in its 2009 10-K.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their expected impact on ACC’s future results of operations or financial condition, see Note 2 to the financial statements.

Results of Operations for the Nine Months Ended September 30, 2010 and 2009

Net income for the nine months ended September 30, 2010 was $38.6 million compared to $28.5 million for the nine months ended September 30, 2009, an increase of $10.1 million, due primarily to decreased expenses related to certificate reserves as a result of net outflows due to the run-off of certificate rate promotions and a decrease in interest crediting rates, partially offset by a decrease in net investment income before provision for certificate reserves and income taxes.

For the nine months ended September 30, 2010, investment income decreased $50.4 million, or 30%, to $120.3 million compared to $170.7 million for the same period in the prior year. This decrease is primarily the result of lower asset balances due to net outflows driven by the run-off of certificate rate promotions.

Investment expenses for the nine months ended September 30, 2010 decreased $5.2 million, or 18%, to $23.1 million compared to $28.3 million for the same period in 2009. This decrease is due to lower distribution fees as a result of declining certificate reserve balances in the first nine months of 2010 compared to the first nine months of 2009.

The provision for certificate reserves decreased $57.3 million, or 58%, to $42.1 million for the nine months ended September 30, 2010 compared to $99.4 million for the same period in 2009. This decrease is a result of lower certificate balances primarily driven by lower interest crediting rates compared to the prior year period.

Net realized gain on investments for the nine months ended September 30, 2010 was $5.8 million compared to $2.0 million for the nine months ended September 30, 2009. Included in the net investment gains for the nine months ended September 30, 2010 was a $7.7 million decrease in the below investment grade syndicated bank loans reserve primarily due to improvement of underlying credit.  This was partially offset by an increase in the commercial mortgage loan reserve and other-than-temporary impairment losses on non-agency residential mortgage backed securities. Included in net investment gains for the nine months ended September 30, 2009 were net realized gains of $13.3 million offset partially by $9.1 million of other-than-temporary impairment losses on investments. These other-than-temporary impairment charges primarily related to credit losses on non-agency residential mortgage backed securities.

The effective tax rate was 36.6% for the nine months ended September 30, 2010 compared to 36.7% for the nine months ended September 30, 2009.

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

Non-agency Residential Mortgage Backed and Asset Backed Securities Backed by Subprime, Alt-A or Prime Collateral

Subprime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. Alt-A mortgage lending is the origination of residential mortgage loans to customers who have credit ratings above subprime but may not conform to government-sponsored standards. Prime mortgage lending is the origination of residential mortgage loans to customers with good credit profiles. ACC has exposure to these types of loans predominantly through mortgage backed and asset backed securities. The slowdown in the U.S. housing market, combined with relaxed underwriting standards by some originators, has led to higher delinquency and loss rates for some of these investments. Market conditions have increased the likelihood of other-than-temporary impairments for certain non-agency residential mortgage backed securities. As a part of ACC’s risk management process, an internal rating system is used in conjunction with market data as the basis for analysis to assess the likelihood that ACC will not receive all contractual principal and interest payments for these investments. For the investments that are more at risk for impairment, ACC performs its own assessment of projected cash flows incorporating assumptions about default rates, prepayment speeds, loss severity, and geographic concentrations to determine if an other-than-temporary impairment should be recognized.

The following table presents as of September 30, 2010, ACC’s non-agency residential mortgage backed and asset backed securities backed by subprime, Alt-A or prime mortgage loans by credit rating and vintage year (in thousands):

	AAA		AA		A		BBB		BB & Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Subprime
2003 & prior	$1,609	$1,668	$—	$—	$—	$—	$—	$—	$—	$—	$1,609	$1,668
2004	8,682	8,724	—	—	6,714	6,533	—	—	8,689	7,694	24,085	22,951
2005	8,151	8,257	23,924	26,667	4,300	4,103	934	928	5,171	5,424	42,480	45,379
2006	—	—	—	—	—	—	6,132	6,191	3,158	3,113	9,290	9,304
2007	—	—	—	—	3,727	3,802	—	—	—	—	3,727	3,802
2008	—	—	—	—	—	—	—	—	—	—	—	—
Re-Remic(1)	—	—	—	—	4,121	4,124	8,763	9,011	—	—	12,884	13,135
Total Subprime	$18,442	$18,649	$23,924	$26,667	$18,862	$18,562	$15,829	$16,130	$17,018	$16,231	$94,075	$96,239

Alt-A
2003 & prior	$4,619	$4,424	$—	$—	$—	$—	$—	$—	$—	$—	$4,619	$4,424
2004	4,148	3,808	2,622	2,184	15,634	13,928	10,333	5,414	3,274	1,260	36,011	26,594
2005	—	—	—	—	—	—	—	—	91,072	62,758	91,072	62,758
2006	—	—	—	—	—	—	—	—	33,386	25,305	33,386	25,305
2007	—	—	—	—	—	—	—	—	48,024	26,963	48,024	26,963
2008	—	—	—	—	—	—	—	—	—	—	—	—
2009	—	—	—	—	—	—	—	—	—	—	—	—
2010	37,000	37,000	—	—	—	—	—	—	—	—	37,000	37,000
Re-Remic(1)	46,694	47,309	—	—	—	—	—	—	—	—	46,694	47,309
Total Alt-A	$92,461	$92,541	$2,622	$2,184	$15,634	$13,928	$10,333	$5,414	$175,756	$116,286	$296,806	$230,353

Prime
2003 & prior	$39,395	$40,192	$—	$—	$—	$—	$—	$—	$—	$—	$39,395	$40,192
2004	38,265	38,308	25,916	24,086	5,762	4,819	20,114	15,712	22,234	7,077	112,291	90,002
2005	3,528	3,440	12,611	11,542	—	—	17,425	16,848	77,189	66,446	110,753	98,276
2006	—	—	—	—	—	—	—	—	3,636	3,346	3,636	3,346
2007	—	—	—	—	—	—	—	—	—	—	—	—
2008	—	—	—	—	—	—	—	—	—	—	—	—
Re-Remic(1)	336,088	348,682	10,015	11,264	—	—	—	—	—	—	346,103	359,946
Total Prime	$417,276	$430,622	$48,542	$46,892	$5,762	$4,819	$37,539	$32,560	$103,059	$76,869	$612,178	$591,762
Grand Total	$528,179	$541,812	$75,088	$75,743	$40,258	$37,309	$63,701	$54,104	$295,833	$209,386	$1,003,059	$918,354

(1)             Re-Remics of mortgage backed securities are prior vintages with cash flows structured into senior and subordinated bonds. Credit enhancement on senior bonds is increased through the Re-Remic process. ACC did not have any exposure to subordinate tranches as of September 30, 2010.

Forward-Looking Statements

This report contains forward-looking statements that reflect management’s plans, estimates and beliefs. Actual results could differ materially from those described in these forward-looking statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “forecast,” “on pace,” “project” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. ACC undertakes no obligation to update or revise any forward-looking statements.

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

ACC’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s Chief Executive Officer and Chief Financial Officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2010.

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

ITEM 1A.  RISK FACTORS

Part I, Item 1A of ACC’s 2009 10-K sets forth information relating to the material risks and uncertainties that affect our business and common stock. In addition, the following factors should be read in conjunction with and supplement and amend the risk factors set forth in our 2009 10-K that may affect ACC’s business, financial condition and results of operations.

Changes in accounting standards could have a material impact on ACC’s financial statements.

From time to time, the FASB, the SEC, and other regulators change the financial accounting and reporting standards governing the preparation of our financial statements. In some cases, ACC could be required to apply a new or revised standard retroactively, resulting in ACC restating prior period financial statements. These changes are difficult to predict and can materially impact how we record and report ACC’s financial condition and results of operations and other financial data, even in instances where they may not have an economic impact on ACC’s business.

Changes in the supervision and regulation of the financial industry, including those set forth under the Dodd-Frank Wall Street Reform and Consumer Protection Act, could materially impact ACC’s results of operations, financial condition and liquidity.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) was enacted into law.  The Act calls for sweeping changes in the supervision and regulation of the financial industry designed to provide for greater oversight of financial industry participants, reduce risk in banking practices and in securities and derivatives trading, enhance public company corporate governance practices and executive compensation disclosures, and provide greater protections to individual consumers and investors.  Certain elements of the Act became effective immediately, though the details of many provisions are subject to additional studies and will not be known until final rules are adopted by applicable regulatory agencies.  The impact of the Act on ACC, the financial industry and the economy cannot be known until all such rules and regulations called for under the Act have been finalized, and, in some cases, implemented over time.

Accordingly, while the final contours of these reforms are not yet known, the Act is expected to impact the manner in which ACC markets its products and services, manages itself and its operations and interacts with regulators, all of which could materially impact ACC’s results of operations, financial condition and liquidity.  Certain provisions of the Act that may impact ACC’s business include but are not limited to restrictions on proprietary trading, the imposition of capital requirements on financial holding companies and greater oversight over derivatives trading.  Further, ACC will need to respond to changes to the framework for the supervision of U.S. financial institutions, including the creation of the Financial Stability Oversight Counsel. Moreover, to the extent the Act impacts the operations, financial condition, liquidity and capital requirements of unaffiliated financial institutions with whom ACC transacts business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with ACC.

ITEM 6.  EXHIBITS

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE CERTIFICATE COMPANY
(Registrant)

Date: November 5, 2010	/s/ William F. Truscott
William F. Truscott
Chief Executive Officer

Date: November 5, 2010	/s/ Ross P. Palacios
Ross P. Palacios
Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description

3(a)

Amended and Restated Certificate of Incorporation of American Express Certificate Company, dated Aug. 1, 2005, filed electronically on or about March 10, 2006 as Exhibit 3(a) to Registrant’s Form 10-K is incorporated by reference.

* 3(b)	By-Laws of Ameriprise Certificate Company, as amended on September 20, 2010.

* 31.1	Certification of William F. Truscott pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

* 31.2	Certification of Ross P. Palacios pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

* 32.1	Certification of William F. Truscott and Ross P. Palacios pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed electronically herewithin.

E-1