Form 10-K
period 2010-12-31
AMERIPRISE CERTIFICATE CO
filed 2011-02-23
CIK 52428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 30 OF THE INVESTMENT COMPANY ACT OF 1940 AND SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Registrant’s telephone number, including area code (612) 671-3131

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [Not applicable]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 23, 2011
Common Shares (par value $10 per share)	150,000 shares

All outstanding shares of the registrant are directly owned by Ameriprise Financial, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Form 10-K

PART I

ITEM 1.   BUSINESS

Overview

Ameriprise Certificate Company (“ACC” or the “Company”) was incorporated on October 28, 1977 under the laws of Delaware. Ameriprise Financial, Inc. (“Ameriprise Financial”), a Delaware corporation, owns 100% of the outstanding voting securities of ACC. Ameriprise Financial and its predecessor companies have more than 115 years of history providing clients with financial solutions.

ACC is registered as an investment company under the Investment Company Act of 1940 (the “1940 Act”) and is in the business of issuing face-amount investment certificates. Face-amount certificates issued by ACC entitle the certificate owner to receive at maturity a stated amount of money and interest or credits declared from time to time by ACC, at its discretion. ACC’s certificates are sold by Ameriprise Financial Services, Inc. (“AFSI”), an affiliate of ACC. AFSI is registered as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico.

To ACC’s knowledge, ACC is the largest issuer of face-amount certificates in the United States. However, such certificates compete with many other products (including investments) offered by banks, savings and loan associations, mutual funds, broker-dealers and others, which may be viewed by potential clients as offering a comparable or superior combination of safety and return on investment. In particular, some of ACC’s products are designed to be competitive with the types of investments offered by banks and thrifts. Since ACC’s face-amount certificates are securities, their offer and sale are subject to regulation under federal and state securities laws. ACC’s certificates are backed by ACC’s qualified assets on deposit and are not insured by any governmental agency or other entity.

Products

As of the date of this report, ACC offers the following four different certificate products to the public:

1.               Ameriprise Flexible Savings Certificate

•                  Single payment certificate that permits a limited amount of additional payments and on which ACC guarantees interest rates in advance for a term of six, seven, twelve, thirteen, eighteen, twenty-four, thirty or thirty-six months, and potentially other terms, at ACC’s option.

•                  Currently sold without a sales charge.

•                  Currently bears surrender charges for premature surrenders.

•                  Available as qualified investments for IRAs, 401(k) plans, and other qualified retirement plans.

•                  Distributed pursuant to a Distribution Agreement with AFSI.

•                  Current policy is to re-evaluate the certificate product interest crediting rates weekly to respond to marketplace changes.

•                  ACC refers to an independent index or source to set the rates for new sales and must set the rates for an initial purchase of the certificate within a specified range of the rate from such index or source. For renewals, ACC uses such rates as an indication of the competitors’ rates, but is not required to set rates within a specified range.

•                  Non-Jumbo Deposit National Rates as published by the FDIC are used as the guide in setting rates.

•                  Competes with popular short-term investment vehicles such as certificates of deposit, money market certificates, and money market mutual funds that offer comparable yields, liquidity and safety of principal.

2.               Ameriprise Installment Certificate

•                  Installment payment certificate that declares interest rates in advance for a three-month period.

•                  Currently sold without a sales charge.

•                  Currently bears surrender charges for premature surrenders.

•                  Available as qualified investments for IRAs, 401(k) plans, and other qualified retirement plans.

•                  Distributed pursuant to a Distribution Agreement with AFSI.

•                  Current policy is to re-evaluate the certificate product interest crediting rates weekly to respond to marketplace changes.

•                  As of the date of this report, ACC has a fixed rate of 0.55% for new sales.

•                  Intended to help clients save systematically and may compete with passbook savings and NOW accounts.

3.               Ameriprise Market Strategy Certificate

•                  Single payment certificate that also permits additional payments, with a flexible yield, that pays interest at a fixed rate or that offers the certificate product owner the opportunity to have all or part of the certificate product returns tied to fifty-two week stock market performance, up to a maximum return, as measured by a broad stock market index, for a series of fifty-two week terms starting every month or at intervals the certificate product owner selects.

•                  Currently sold without a sales charge.

•                  Currently bears surrender charges for premature surrenders.

•                  Available as qualified investments for IRAs, 401(k) plans, and other qualified retirement plans.

•                  Distributed pursuant to a Distribution Agreement with AFSI.

•                  Current policy is to re-evaluate the certificate product interest crediting rates weekly and maximum return rates at least monthly to respond to marketplace changes.

•                  Certain banks offer certificates of deposit that have features similar to this certificate.

•                  The rate of interest is calculated in whole or in part based on any upward movement in a broad-based stock market index up to a maximum return, where the maximum is a fixed rate for a given term, but can be changed at ACC’s discretion for prospective terms.

4.               Ameriprise Stock Market Certificate

•                  Single payment certificate that offers the certificate product owner the opportunity to have all or part of the certificate product returns tied to fifty-two week stock market performance, up to a maximum return, as measured by a broad stock market index, with return of principal guaranteed by ACC. The owner can also choose to earn a fixed rate of interest after the first term.

•                  Currently sold without a sales charge.

•                  Currently bears surrender charges for premature surrenders.

•                  Available as qualified investments for IRAs, 401(k) plans, and other qualified retirement plans.

•                  Distributed pursuant to a Distribution Agreement with AFSI.

•                  Current policy is to re-evaluate the certificate product interest crediting rates weekly and maximum return rates at least monthly to respond to marketplace changes.

•                  Certain banks offer certificates of deposit that have features similar to this certificate.

•                  The rate of interest is calculated in whole or in part based on any upward movement in a broad-based stock market index up to a maximum return, where the maximum is a fixed rate for a given term, but can be changed at ACC’s discretion for prospective terms.

The specified maturities of most of ACC’s certificate products range from ten to twenty years. Within that maturity period, most certificates have interest crediting rate terms ranging from three to thirty-six months. Interest crediting rates are subject to change and certificate product owners can surrender their certificates without penalty at term end. Currently offered Ameriprise Certificates (listed above), as well as certain certificates previously issued by ACC (not listed above), contain renewal features which enable certificate owners to renew their certificate term until certificate maturity. Accordingly, certificate products that are currently outstanding in their renewal periods or are exercised for renewal in the future are, and continue to be, liabilities of ACC until their withdrawals or maturity whether or not such certificates are available for new sales.

Distribution and Marketing Channels

ACC’s certificates offered by AFSI are sold pursuant to a distribution agreement which is terminable on sixty days’ notice and is subject to annual approval by ACC’s Board of Directors, including a majority of the directors who are not “interested persons” of AFSI or ACC as that term is defined in the 1940 Act. The distribution agreement provides for the payment of distribution fees to AFSI for services provided.

Asset Management

ACC has retained Columbia Management Investment Advisers, LLC (formerly RiverSource Investments, LLC), a wholly owned subsidiary of Ameriprise Financial, to manage ACC’s investment portfolio under an investment management agreement, which is subject to annual review and approval by ACC’s Board of Directors, including a majority of the directors who are not “interested persons” of AFSI, Columbia Management Investment Advisers, LLC or ACC. This investment management agreement with Columbia Management Investment Advisers, LLC, can be terminated by either party. On November 16, 2010, ACC’s Board of Directors conducted its annual review of the investment management agreement and re-approved the agreement for another year, effective January 1, 2011.

Regulation

ACC is required to maintain cash and “qualified assets” meeting the standards of Section 28(b) of the 1940 Act, as modified by an exemptive order of the Securities and Exchange Commission (the “SEC”). The amortized cost of such investments must be at least equal to ACC’s net liabilities on all outstanding face-amount certificates plus $250,000. ACC’s qualified assets consist of cash equivalents, syndicated loans and commercial mortgage loans, U.S. government and government agency securities, municipal bonds, corporate bonds, common and preferred stocks, equity index options and other securities meeting specified standards. So long as ACC wishes to rely on the SEC order, as a condition to the order, ACC has agreed to maintain an amount of unappropriated retained earnings and capital equal to at least 5% of certificate reserves (less outstanding certificate loans). To the extent that payment of a dividend would decrease the capital ratio below the required 5%, payment of a dividend would be restricted. In determining compliance with this condition, qualified assets are valued in accordance with the provisions of Minnesota Statutes where such provisions are applicable.

ACC has also entered into a written understanding with the Minnesota Department of Commerce, that ACC will maintain capital equal to 5% of the assets of ACC (less outstanding certificate loans). To the extent that payment of a dividend would decrease this ratio below the required 5%, payment of a dividend would be restricted. When computing its capital for these purposes, ACC values its assets on the basis of statutory accounting for insurance companies rather than U.S. generally accepted accounting principles (“GAAP”). ACC is subject to examination and supervision by the State of Minnesota, Department of Commerce (Banking Division).

ITEM 1A.   RISK FACTORS

ACC’s operations and financial results are subject to various risks and uncertainties, including those described below, that could have a material adverse effect on ACC’s business, financial condition or results of operations. Based on information currently known, the following information identifies the material factors affecting ACC. However, the risks and uncertainties ACC faces are not limited to those described below. Additional risks and uncertainties which are not presently known or which are currently believed to be immaterial may also adversely affect ACC’s business.

Risks Relating to ACC’s Business

ACC’s financial condition and results of operations may be adversely affected by market fluctuations and by economic and other factors.

ACC’s financial condition and results of operations in the past have been, and in the future may continue to be, materially affected by many factors of a global or localized nature, including political, economic and market conditions; the availability and cost of capital; the level and volatility of equity prices, commodity prices and interest rates; currency values and other market indices; technological changes and events; the availability and cost of credit; inflation; and investor sentiment and confidence in the financial markets. These factors also may have an impact on ACC’s ability to achieve its strategic objectives.

ACC’s financial condition and results of operations are affected by the “spread”, or the difference between the returns ACC earns on the investments that support its product obligations and the amounts that ACC must pay certificate holders.

ACC’s investment products are sensitive to interest rate fluctuations and ACC’s future costs associated with such variations may differ from its historical costs. During periods of increasing market interest rates, ACC expects to increase crediting rates on existing face-amount certificates. Because returns on invested assets may not increase as quickly as current interest rates, ACC may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing certificates. In addition, increases in market interest rates may cause increased certificate surrenders as certificate holders seek to shift assets to products with perceived higher returns. This process may lead to an earlier than expected outflow of cash from ACC’s business. Also, increases in market interest rates may result in the extension of the maturities of some of ACC’s investment assets. These earlier outflows and asset maturity extensions may require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on ACC’s financial condition and results of operations.

During periods of falling interest rates, or stagnancy of low interest rates, ACC’s spread may also be reduced. Because ACC may adjust the interest rates it credits on most of the products downward only at limited, pre-established intervals, ACC’s spreads could decrease and potentially become negative. Interest rate fluctuations could also have an adverse effect on the results of ACC’s investment portfolio. During periods of declining market interest rates, or stagnancy of low interest rates, the interest ACC receives on variable interest rate investments decreases. In addition, during those periods, ACC is forced to reinvest the cash it receives as interest or return of principal on its investments in lower-yielding, high-grade instruments or in lower-credit instruments to maintain comparable returns. Issuers of fixed income securities also may decide to prepay their obligations in order to borrow at lower market rates. This increases the risk that ACC may have to invest the cash proceeds of these securities in lower-yielding or lower-credit instruments. Offsetting some of these risks is the fact that a significant portion of certificate balances do not have a minimum guaranteed interest crediting rate.

Significant economic or market downturns and volatility may have an adverse effect on the financial condition and results of operations of ACC. Such downturns and volatility may reduce the level of individual investor participation in the financial markets, which may cause them to refrain from purchasing or to purchase fewer ACC certificate products. Such downturns and volatility can also have an adverse effect on the performance of ACC’s investment portfolio.

For additional information regarding the sensitivity of the fixed income securities in ACC’s investment portfolio to interest rate fluctuations, see Part II, Item 7A of this Form 10-K—“Quantitative and Qualitative Disclosures About Market Risk.”

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

Accordingly, while the final contours of these reforms are not yet known, the Act is expected to impact the manner in which ACC markets its products and services, manages itself and its operations and interacts with regulators, all of which could materially impact ACC’s results of operations, financial condition and liquidity. Certain provisions of the Act that may impact ACC’s business include but are not limited to restrictions on proprietary trading and changes in regulatory oversight. Moreover, to the extent the Act impacts the operations, financial condition, liquidity and capital requirements of unaffiliated financial institutions with whom ACC transacts business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with ACC.

It is uncertain whether the Act, the rules and regulations developed thereunder, or any future legislation designed to stabilize the financial markets, the economy generally, or provide better protections to consumers will have the desired effect. Any new legislation or regulatory changes could require ACC to change certain of ACC’s business practices, impose additional costs on ACC, or otherwise adversely affect ACC’s business operations, regulatory reporting relationships, results of operations or financial condition. Consequences may include substantially higher compliance costs as well as material effects on interest rates and foreign exchange rates, which could materially impact ACC’s investments, results of operations and liquidity in ways that ACC cannot predict. In addition, prolonged government support for, and intervention in the management of, private institutions could distort customary and expected commercial behavior on the part of those institutions, adversely impacting ACC.

Changes in accounting standards could have a material impact on ACC’s financial statements.

From time to time, the Financial Accounting Standards Board, the SEC, and other regulators change the financial accounting and reporting standards governing the preparation of ACC’s financial statements. In some cases, ACC could be required to apply a new or revised standard retroactively, resulting in ACC restating prior period financial statements. These changes are difficult to predict, and it is possible that such changes could have a material effect on ACC’s financial condition and results of operations.

Defaults in ACC’s fixed maturity securities portfolio could adversely affect ACC’s earnings.

Issuers of the fixed income maturities owned by ACC may default on principal and interest payments. As of December 31, 2010, 10% of ACC’s invested assets had ratings below investment grade. Moreover, economic downturns and corporate malfeasance can increase the number of companies, including those with investment-grade ratings, that default on their debt obligations.

If the counterparties to the derivative instruments ACC uses to hedge certain certificate liabilities default, ACC may be exposed to risks it had sought to mitigate, which could adversely affect ACC’s financial condition and results of operations.

ACC uses derivative instruments to hedge certain certificate liabilities. ACC enters into a variety of derivative instruments with a number of counterparties. If ACC’s counterparties fail to honor their obligations under the derivative instruments, ACC’s hedges of the related liabilities will be ineffective. That failure could have an adverse effect on ACC’s financial condition and results of operations that could be material. This risk of failure of ACC’s hedge transactions may be increased by capital market volatility.

Some of ACC’s investments are relatively illiquid.

ACC invests a portion of its assets in privately placed fixed income securities and mortgage loans. Mortgage loans are relatively illiquid. ACC’s investment manager periodically reviews ACC’s private placement investments using adopted standards to categorize such investments as liquid or illiquid. As of December 31, 2010, mortgage loans and private placement fixed income securities that have been categorized as illiquid represented approximately 3.8% of the carrying value of ACC’s investment portfolio. If ACC requires significant amounts of cash on short notice in excess of its normal cash requirements, ACC may have difficulty selling these investments in a timely manner or be forced to sell them for an amount less than it would otherwise have been able to realize, or both. Any inability to quickly dispose of illiquid investments could have an adverse effect on ACC’s financial condition and results of operations.

The determination of the amount of allowances and impairments taken on certain investments is subject to management’s evaluation and judgment and could materially impact ACC’s results of operations or financial position.

The determination of the amount of allowances and impairments varies by investment type and is based upon ACC’s periodic evaluation and assessment of inherent and known risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in allowances and impairments in operations as such evaluations are revised. Historical trends may not be indicative of future impairments or allowances.

The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value that considers a wide range of factors about the security issuer and management uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential, which assumptions and estimates are more difficult to make with certainty under current market conditions.

If ACC’s reserves for future certificate redemptions and maturities are inadequate, ACC may be required to increase its reserve liabilities, which could adversely affect ACC’s results of operations and financial condition.

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

Certain certificates offer a return based on the relative change in a stock market index. The certificates with an equity-based return contain embedded derivatives, which are carried at fair value within investment certificate reserves on the consolidated balance sheets. The fair values of these embedded derivatives incorporate current market data inputs. Changes in fair value are reflected in provision for certificate reserves within the consolidated statements of operations.

ACC monitors its reserve levels continually. If ACC concluded its reserves were insufficient to cover actual or expected redemptions or maturities, ACC would be required to increase its reserves and incur income statement charges for the period in which it makes the determination. Such a determination could adversely affect ACC’s financial condition and results of operations.

Intense competition could negatively affect ACC’s ability to maintain or increase its market share and profitability.

ACC’s business operates in an intensely competitive industry segment. ACC competes based on a number of factors including name recognition, service, interest rates, product features and perceived financial strength. ACC’s competitors include broker-dealers, banks, asset managers and other financial institutions. ACC’s business faces competitors that have greater market share, offer a broader range of products or have greater financial resources.

ACC’s affiliated distributor may be unable to attract and retain financial advisors.

ACC is dependent on the branded financial advisors of its affiliated broker-dealer selling firm for all of the sales of its certificate products. A significant number of its branded financial advisors operate as independent contractors under a franchise agreement with its affiliated selling firm. There can be no assurance that ACC’s affiliated selling firm will be successful in its efforts to maintain its current network of financial advisors or to recruit and retain new advisors to its network. If ACC’s affiliated selling firm is unable to attract and retain quality financial advisors, fewer advisors would be available to sell ACC’s certificate products and ACC’s financial condition and results of operations could be materially adversely affected.

ACC’s business is regulated and changes in legislation or regulation may reduce ACC’s profitability and limit its growth.

ACC operates in a regulated industry. As a registered investment company, ACC must observe certain governance, disclosure, record-keeping, marketing, privacy, data protection and other operating requirements. Various regulatory and governmental bodies have the authority to review ACC’s products and business practices and to bring regulatory or other legal actions against ACC if, in their view, ACC’s practices are improper. Any changes to the laws and regulations applicable to ACC’s business, including incremental requirements, costs and risks imposed on ACC, may affect the operations and financial condition of ACC.

Damage to the reputation of ACC or its affiliates could adversely affect the business of ACC.

The ability of ACC to market and sell its products is highly dependent upon external perceptions of its business practices and financial condition, as well as the business practices and financial condition of its affiliates. Damage to the reputation of ACC or its affiliates could cause significant harm to the business and prospects of ACC and may arise from numerous sources, including litigation or regulatory actions, failing to deliver minimum standards of service and quality, compliance failures, unethical behavior and the misconduct of employees, financial advisors and counterparties. Adverse developments with respect to the financial industry may also, by association, negatively impact ACC’s reputation or result in greater regulatory or legislative scrutiny or litigation.

ACC’s reputation is also dependent on our continued identification of and mitigation against conflicts of interest, including those relating to the activities of its affiliated entities. For example, conflicts may arise between ACC’s position as a manufacturer of certificate products and the position of an ACC affiliate, AFSI, as the distributor of these products. ACC and its affiliated entities have procedures and controls in place that are designed to address conflicts of interest. Appropriately dealing with conflicts of interest, however, is complex and difficult and ACC’s reputation could be damaged if it fails, or appears to fail, to deal appropriately with conflicts of interest. In addition, the SEC and other federal and state regulators have increased their scrutiny of potential conflicts of interest. It is possible that potential or perceived conflicts could give rise to litigation or enforcement actions. It is possible that the regulatory scrutiny of, and litigation in connection with, conflicts of interest could make ACC’s clients less willing to enter into transactions in which such a conflict may occur, and could adversely affect ACC’s business.

Failure of ACC’s service providers to perform their responsibilities could adversely affect ACC’s business.

ACC’s business operations, including investment management, transfer agent, custody and distribution services, are performed by affiliated service providers pursuant to formal contracts. The failure of a service provider to fulfill its responsibilities could have an adverse effect on ACC’s financial condition and results of operations that could be material.

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

The occurrence of natural or man-made disasters and catastrophes could adversely affect the results of operations and financial condition of ACC.

The occurrence of natural disasters and catastrophes, including earthquakes, hurricanes, floods, tornadoes, fires, severe winter weather, explosions, pandemic disease and man-made disasters, including acts of terrorism and military actions, could adversely affect the results of operations or financial condition of ACC. Such disasters and catastrophes may impact ACC directly by damaging its facilities, preventing its employees from performing their roles or otherwise disturbing its ordinary business operations.  Such disasters and catastrophes may also impact ACC indirectly by changing the condition and behaviors of its customers, business counterparties and regulators, as well as by causing declines or volatility in the economic and financial markets, which could in turn have an adverse effect on ACC’s investment portfolio.

ACC cannot predict the timing and frequency with which natural and man-made disasters and catastrophes may occur, nor can ACC predict the impact that changing climate conditions may have on the frequency and severity of natural disasters such as hurricanes.  As such, ACC cannot be sure that its actions to identify and mitigate the risks associated with such disasters and catastrophes will be effective.

Breaches of security, or the perception that ACC’s technology infrastructure is not secure, could harm ACC’s business.

ACC’s business requires the appropriate and secure utilization of consumer and other sensitive information. ACC’s operations require the secure transmission of confidential information over public networks. Security breaches in connection with the delivery of ACC’s products and services, including products and services utilizing the Internet, and the trend toward broad consumer and general public notification of such incidents, could significantly harm ACC’s business, financial condition or results of operations. Even if ACC successfully protects its technology infrastructure and the confidentiality of sensitive data, ACC could suffer harm to its business and reputation if attempted security breaches are publicized. ACC cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in ACC’s systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks used in connection with ACC’s products and services.

Protection from system interruptions is important to ACC’s business. If ACC experiences a sustained interruption to ACC’s telecommunications or data processing systems, it could harm ACC’s business.

System or network interruptions could delay and disrupt ACC’s ability to develop, deliver or maintain ACC’s products and services, causing harm to ACC’s business and reputation and resulting in loss of customers or revenue. These interruptions can include fires, floods, earthquakes, power losses, equipment failures, software failures and other events beyond ACC’s control.

Risk management policies and procedures may not be fully effective in identifying or mitigating risk exposure in all market environments or against all types of risk, including employee and financial advisor misconduct.

ACC has devoted significant resources to develop ACC’s risk management policies and procedures and will continue to do so in the future. Nonetheless, ACC’s policies and procedures to identify, monitor and manage risks may not be fully effective in mitigating ACC’s risk exposure in all market environments or against all types of risk. Many of ACC’s methods of managing risk and exposures are based upon ACC’s use of observed historical market behavior or statistics based on historical models. During periods of market volatility or due to unforeseen events, the historically derived correlations upon which these methods are based may not be valid. As a result, these methods may not accurately predict future exposures, which could be significantly greater than what ACC’s models indicate. This could cause ACC to incur investment losses or cause ACC’s hedging and other risk management strategies to be ineffective. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that are publicly available or otherwise accessible to ACC, which may not always be accurate, complete, up-to-date or properly evaluated.

Moreover, ACC is subject to the risks of errors and misconduct by ACC’s employees and AFSI’s financial advisors — such as fraud, non-compliance with policies, recommending transactions that are not suitable, and improperly using or disclosing confidential information — which is difficult to detect in advance and deter, and could harm ACC’s business, results of operations or financial condition. ACC is further subject to the risk of nonperformance or inadequate performance of contractual obligations by third-party vendors of products and services that are used in ACC’s businesses. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective in mitigating ACC’s risk exposure in all market environments or against all types of risk. Insurance and other traditional risk-shifting tools may be held by or be available to ACC in order to manage certain exposures, but they are subject to terms such as deductibles, coinsurance, limits and policy exclusions, as well as risk of counterparty denial of coverage, default or insolvency.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

ACC occupies office space in Minneapolis, Minnesota, which is owned by Ameriprise Financial or a subsidiary of Ameriprise Financial.

ITEM 3.   LEGAL PROCEEDINGS

ACC may be a party to litigation and arbitration proceedings in the ordinary course of its business. The outcome of any litigation or threatened litigation cannot be predicted with any certainty. ACC believes that it is not a party to, nor are any of its properties the subject of, any pending legal, arbitration or regulatory proceedings that would have a material adverse effect on its financial condition or results of operations. However, it is possible that the outcome of any such proceedings could have a material impact on ACC’s financial position or results of operations.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

All of ACC’s outstanding common stock is owned by Ameriprise Financial. There is no established public trading market for ACC’s common stock. Frequency and amount of capital transactions with Ameriprise Financial during the past two years were (in millions):

	Dividends/Returns of Capital Paid to Ameriprise Financial	Receipt of Capital from Ameriprise Financial
For the year ended December 31, 2010: March 31, 2010	$80	$—
June 30, 2010	30	—
September 30, 2010	35	—
December 31, 2010	15	—
Total	$160	$—

	Dividends/Returns of Capital Paid to Ameriprise Financial	Receipt of Capital from Ameriprise Financial
For the year ended December 31, 2009: January 20, 2009	$—	$25
February 27, 2009	—	5
May 29, 2009	—	5
November 17, 2009	60	—
Total	$60	$35

Restriction on ACC’s present or future ability to pay dividends to Ameriprise Financial:

Certain series of installment certificate products outstanding provide that cash dividends may be paid by ACC only in calendar years for which additional credits of at least one-half of 1% on such series of certificates have been authorized by ACC. This restriction has been satisfied for 2010 and 2009 by ACC’s declaration of additional credits.

Appropriated retained earnings resulting from the pre-declaration of additional credits to ACC’s certificate product owners are not available for the payment of dividends by ACC. In addition, ACC will discontinue issuance of certificates subject to the pre-declaration of additional credits and will make no further pre-declaration as to outstanding certificates if at any time the calculation of ACC’s capital and unappropriated retained earnings should be less than 5% of net certificate reserves (certificate reserves less certificate loans).

ITEM 6.   SELECTED FINANCIAL DATA

Item omitted pursuant to General Instructions (I)(2)(a) of Form 10-K.

ITEM 7.   MANAGEMENT’S NARRATIVE ANALYSIS

The following information should be read in conjunction with the accompanying audited consolidated financial statements and related notes included elsewhere in this report. The following discussion may contain forward-looking statements that reflect Ameriprise Certificate Company’s (“ACC” or the “Company”)  plans, estimates and beliefs. ACC’s actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below under the heading “Forward-Looking Statements” and elsewhere in this report, particularly in “Item 1A-Risk Factors.” Management’s narrative analysis is presented pursuant to General Instructions I(2)(a) of Form 10-K in lieu of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Accounting Pronouncements and Significant Accounting Policies

For information regarding recent accounting pronouncements and their expected impact on ACC’s future results of operations or financial condition and significant accounting policies, see Note 1 to ACC’s consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Results of Operations

ACC’s net income (loss) is derived primarily from the after-tax yield on investments and realized investment gains (losses), less investment expenses and interest credited on certificate reserve liabilities. Net income (loss) trends occur largely due to changes in returns on ACC’s investment portfolio, from realization of investment gains (losses) and from changes in interest credited to certificate products. ACC follows U.S. generally accepted accounting principles (“GAAP”).

For the year ended December 31, 2010, investment income was $154.0 million compared to $223.8 million for the prior year, a decrease of $69.8 million, or 31%. The decrease in investment income was driven by lower average asset balances due to net outflows primarily driven by the run-off of certificate rate promotions, as well as lower average yields.

Investment expenses in 2010 decreased $6.9 million, or 19%, to $30.1 million compared to $37.0 million in 2009. This decrease is primarily due to lower distribution fees as a result of declining certificate reserve balances in 2010, as well as lower investment advisory and services fees due to lower invested assets partially offset by an increase in other investment expenses driven by real estate owned expenses.

Net provision for certificate reserves decreased $69.3 million, or 57%, to $52.2 million for the year ended December 31, 2010 compared to $121.5 million in 2009. This decrease is a result of lower certificate balances primarily driven by the run-off of certificate rate promotions as well as lower interest crediting rates compared to the prior year.

Net realized gain on investments before income taxes was $7.1 million for the year ended December 31, 2010 compared to $3.3 million for 2009. For 2010, net realized gains from sales of Available-for-Sale securities were $6.0 million and other-than-temporary impairments recognized in earnings were $2.6 million, which related primarily to credit losses on non-agency residential mortgage backed securities. Also included in net investment gains for 2010 was a $5.8 million decrease in the syndicated loans reserve primarily due to improvement of underlying credit. For 2009, net realized gains from sales of Available-for-Sale securities were $14.9 million and other-than-temporary impairments recognized in earnings were $10.0 million, primarily related to credit losses on non-agency residential mortgage backed securities.

The effective tax rate was 36.0% for the year ended December 31, 2010 compared to 36.6% for the year ended December 31, 2009.

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

Non-Agency Residential Mortgage Backed Securities Backed by Subprime, Alt-A or Prime Collateral

Subprime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. Alt-A mortgage lending is the origination of residential mortgage loans to customers who have credit ratings above subprime but may not conform to government-sponsored standards. Prime mortgage lending is the origination of residential mortgage loans to customers with good credit profiles. ACC has exposure to these types of loans predominantly through mortgage backed and asset backed securities. The slowdown in the U.S. housing market, combined with relaxed underwriting standards by some originators, has led to higher delinquency and loss rates for some of these investments. Market conditions have increased the likelihood of other-than-temporary impairments for certain non-agency residential mortgage backed securities. As a part of ACC’s risk management process, an internal rating system is used in conjunction with market data as the basis for analysis to assess the likelihood that ACC will not receive all contractual principal and interest payments for these investments. For the investments that are more at risk for impairment, ACC performs its own assessment of projected cash flows incorporating assumptions about default rates, prepayment speeds and loss severity to determine if an other-than-temporary impairment should be recognized.

The following table presents as of December 31, 2010, ACC’s non-agency residential mortgage backed and asset backed securities backed by subprime, Alt-A or prime mortgage loans by credit rating and vintage year (in thousands):

	AAA		AA		A		BBB		BB & Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Subprime
2003 & prior	$6,729	$6,685	$—	$—	$—	$—	$—	$—	$—	$—	$6,729	$6,685
2004	8,183	8,057	—	—	6,381	6,216	—	—	8,296	7,381	22,860	21,654
2005	7,381	7,542	22,341	24,316	4,133	3,940	—	—	4,746	5,022	38,601	40,820
2006	—	—	—	—	—	—	5,098	5,144	2,709	2,680	7,807	7,824
2007	—	—	—	—	3,263	3,324	—	—	—	—	3,263	3,324
2008	—	—	—	—	—	—	—	—	—	—	—	—
Re-Remic(1)	—	—	—	—	3,883	3,907	7,577	7,801	—	—	11,460	11,708
Total Subprime	$22,293	$22,284	$22,341	$24,316	$17,660	$17,387	$12,675	$12,945	$15,751	$15,083	$90,720	$92,015

Alt-A
2003 & prior	$4,372	$4,321	$—	$—	$—	$—	$—	$—	$—	$—	$4,372	$4,321
2004	3,258	3,183	2,570	2,181	15,064	13,495	10,199	5,568	3,233	1,534	34,324	25,961
2005	—	—	—	—	—	—	—	—	89,131	62,215	89,131	62,215
2006	—	—	—	—	—	—	—	—	31,651	24,967	31,651	24,967
2007	—	—	—	—	—	—	—	—	45,823	26,504	45,823	26,504
2008	—	—	—	—	—	—	—	—	—	—	—	—
2009	—	—	—	—	—	—	—	—	—	—	—	—
2010	35,601	35,601	—	—	—	—	—	—	—	—	35,601	35,601
Re-Remic(1)	57,408	58,014	—	—	4,725	5,009	—	—	—	—	62,133	63,023
Total Alt-A	$100,639	$101,119	$2,570	$2,181	$19,789	$18,504	$10,199	$5,568	$169,838	$115,220	$303,035	$242,592

Prime
2003 & prior	$103,793	$104,246	$—	$—	$—	$—	$—	$—	$—	$—	$103,793	$104,246
2004	49,053	49,148	25,550	24,171	5,762	4,806	19,556	15,485	22,052	8,327	121,973	101,937
2005	3,286	3,174	12,192	11,414	—	—	16,621	16,200	75,331	65,091	107,430	95,879
2006	—	—	—	—	—	—	—	—	3,489	3,203	3,489	3,203
2007	23,314	22,977	—	—	—	—	—	—	—	—	23,314	22,977
2008	—	—	—	—	—	—	—	—	—	—	—	—
Re-Remic(1)	290,505	301,256	9,241	10,403	—	—	—	—	—	—	299,746	311,659
Total Prime	$469,951	$480,801	$46,983	$45,988	$5,762	$4,806	$36,177	$31,685	$100,872	$76,621	$659,745	$639,901

Grand Total	$592,883	$604,204	$71,894	$72,485	$43,211	$40,697	$59,051	$50,198	$286,461	$206,924	$1,053,500	$974,508

(1)             Re-Remics of mortgage backed securities are prior vintages with cash flows structured into senior and subordinated bonds. Credit enhancement on senior bonds is increased through the Re-Remic process. ACC did not have any exposure to subordinate tranches as of December 31, 2010.

Forward-Looking Statements

This report contains forward-looking statements that reflect management’s plans, estimates and beliefs. Actual results could differ materially from those described in these forward-looking statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “forecast,” “on pace,” “project” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from expected results, performance or achievements. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in “Item 1A-Risk Factors” and elsewhere in this Annual Report on Form 10-K. ACC’s future financial condition and results of operations, as well as any forward-looking statements contained in this report, are made only as of the date hereof. ACC undertakes no obligation to update or revise any forward-looking statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ACC has three principal components of market risk: interest rate risk, equity price risk, and credit risk. Interest rate risk results from investing in assets that are somewhat longer and reset less frequently than the liabilities they support. ACC manages interest rate risk through the use of a variety of tools that include derivative instruments, such as interest rate swaps, caps, and floors, which change the interest rate characteristics of client liabilities or investment assets. Due to certain provisions for certificates being impacted by the value of equity indices, from time to time ACC enters into risk management strategies that may include the use of equity derivative instruments, such as equity options, to mitigate ACC’s exposure to volatility in the equity markets.

Ameriprise Financial’s Financial Risk Management Committee (“FRMC”), which is comprised of senior managers, holds regularly scheduled meetings to review models projecting various interest rate scenarios and risk/return measures and their effect on various portfolios managed by Columbia Management Investment Advisers, LLC, including that of ACC. ACC’s Board of Directors has appointed FRMC as the investment committee of ACC. FRMC’s objectives are to structure ACC’s portfolio of investment securities based upon the type and behavior of the certificates in the certificate reserve liabilities, to achieve targeted levels of profitability within defined risk parameters and to meet certificate contractual obligations.

ACC primarily invests in mortgage and asset backed securities and intermediate term corporate debt securities to provide its certificate owners with a competitive rate of return on their certificates while managing risk. These investments provide ACC with a historically dependable and targeted margin between the interest rate earned on investments and the interest rate credited to certificate owners’ accounts. ACC does not invest in securities to generate short-term trading profits for its own account.

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

The following table presents ACC’s estimate of the pretax impact of these hypothetical market movements as of December 31, 2010:

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in thousands)
Flexible Savings and other fixed rate certificates	$(2,461)	N/A	$(2,461)

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in thousands)
Stock market certificates	$5,581	$(5,581)	$—

N/A Not Applicable.

At December 31, 2010, aggregating ACC’s exposure from all sources of interest rate risk, ACC estimates a negative impact of $2.5 million on pretax income for the 12 month period if, hypothetically, interest rates had increased by 100 basis points and remained at that level for 12 months. This compares with an estimate of a negative impact of $5.5 million on pretax income for the 12 month period following a hypothetical 100 basis point increase in interest rates at December 31, 2009.

At December 31, 2010, aggregating ACC’s exposure from all sources of equity price risk, net of hedging, ACC estimates no impact on pretax income for the 12 month period if, hypothetically, equity markets had declined by 10% and remained at that level for 12 months. This compares with an estimate of no net impact on pretax income  for the 12 month period following a hypothetical 10% drop in equity markets at December 31, 2009.

Actual results could differ materially from those illustrated above as they are based on a number of estimates and assumptions. These include assuming that implied market volatility does not change when equity prices fall by 10%, the composition of invested assets and liabilities does not change in the 12 month period following the hypothetical market decline and that the 100 basis point increase in interest rates is a parallel shift in the yield curve. Furthermore, ACC has not tried to anticipate changes in client preferences for different types of assets or other changes in client behavior, nor has ACC tried to anticipate actions management might take to increase revenues or reduce expenses in these scenarios.

The selection of a 100 basis point interest rate increase and a 10% equity price decline should not be construed as a prediction of future market events. Impacts of larger or smaller changes in interest rates or equity prices may not be proportional to those shown for a 100 basis point increase in interest rates or a 10% decline in equity prices.

Flexible Savings and Other Fixed Rate Certificates

ACC has interest rate risk from its Flexible Savings and other fixed rate certificates. These products are investment certificates generally ranging in amounts from $1,000 to $1 million with interest crediting rate terms ranging from three to thirty-six months. ACC guarantees an interest rate to the holders of these products. Payments collected from clients are primarily invested in fixed rate securities to fund the client credited rate with the spread between the rate earned from investments and the rate credited to clients recorded as earned income. Client liabilities and investment assets generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients generally reset at shorter intervals than the yield on underlying investments. This exposure is not currently hedged although ACC monitors its investment strategy and makes modifications based on changing liabilities and the expected interest rate environment. ACC had $2.3 billion in reserves included in certificate reserves on the Consolidated Balance Sheet at December 31, 2010 to cover the liabilities associated with these products.

Stock Market Certificates

ACC has equity price risk from its stock market certificates. Stock market certificates are purchased for amounts generally from $1,000 to $1 million for terms of 52 weeks which can be extended to a maximum of 20 years. For each term the certificate holder can choose to participate 100% in any percentage increase in the S&P 500 Index up to a maximum return or choose partial participation in any increase in the S&P 500 Index plus a fixed rate of interest guaranteed in advance. If partial participation is selected, the total of equity-linked return and guaranteed rate of interest cannot exceed the maximum return. Reserves for the stock market certificates of $804 million were included in certificate reserves on ACC’s Consolidated Balance Sheet at December 31, 2010.

Equity Price Risk — Stock Market Certificates

The equity-linked return to investors creates equity price risk exposure. ACC seeks to minimize this exposure with purchased futures and call spreads that replicate what ACC must credit to client accounts.

Interest Rate Risk — Stock Market Certificates

Stock market certificates have interest rate risk as changes in interest rates affect the fair value of the payout to be made to the certificate holder. This risk continues to be fully hedged.

Credit Risk

ACC is exposed to credit risk within its investment portfolio, including its loan portfolio, and through derivative counterparties. Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the instrument or contract. ACC considers its total potential credit exposure to each counterparty and its affiliates to ensure compliance with pre-established credit guidelines at the time it enters into a transaction which would potentially increase ACC’s credit risk. These guidelines and oversight of credit risk are managed through ACC’s comprehensive enterprise risk management program that includes members of senior management.

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

ACC manages its credit risk related to over-the-counter derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master netting arrangements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. Generally, ACC’s current credit exposure on over-the-counter derivative contracts is limited to a derivative counterparty’s net positive fair value of derivative contracts after taking into consideration the existence of netting arrangements and any collateral received. This exposure is monitored and managed to an acceptable threshold level.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements and Schedules on page F-1 hereof.

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

ACC’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s Chief Executive Officer and Chief Financial Officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2010.

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

Item omitted pursuant to General Instructions (I)(2)(c) of Form 10-K.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item omitted pursuant to General Instructions (I)(2)(c) of Form 10-K.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board of Directors of ACC, at the recommendation of its Audit Committee, has appointed Ernst & Young LLP (“Ernst & Young”) as independent registered public accountants to audit the consolidated financial statements of ACC for the years ended December 31, 2010 and 2009.

Audit Fees

The aggregate fees billed or to be billed by Ernst & Young for each of the last two years for professional services rendered for the audit of ACC’s annual consolidated financial statements and services that were provided in connection with statutory and regulatory filings were $135,000 for 2010 and $149,000 for 2009.

Audit-Related Fees

ACC was not billed by Ernst & Young for any fees for audit-related services for 2010 or 2009.

Tax Fees

ACC was not billed by Ernst & Young for any tax fees for 2010 or 2009.

All Other Fees

ACC was not billed by Ernst & Young for any other fees for 2010 or 2009.

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

In addition, the charter of ACC’s Audit Committee requires pre-approval of any engagement, including the fees and other compensation, of Ernst & Young (1) to provide any services to ACC and prohibits the performance of certain specified non-audit services, and (2) to provide any non-audit services to Ameriprise Financial or any affiliate of Ameriprise Financial that controls, is controlled by, or under common control with Ameriprise Financial. Certain exceptions apply to the pre-approval requirement.

In 2010 and 2009, 100% of the services provided by Ernst & Young for ACC were pre-approved by the Audit Committee of Ameriprise Financial.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements:

	See Index to Consolidated Financial Statements and Schedules on page F-1 hereof.

	2.	Consolidated Financial Statement Schedules:

	See Index to Consolidated Financial Statements and Schedules on page F-1 hereof.

	3.	Exhibits:

	See Exhibit Index on page E-1 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT	AMERIPRISE CERTIFICATE COMPANY

BY	/s/ William F. Truscott
NAME AND TITLE	William F. Truscott, Director, President and Chief Executive Officer
(Principal Executive Officer)
DATE	February 23, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

BY	/s/ William F. Truscott
NAME AND TITLE	William F. Truscott, Director, President and Chief Executive Officer
(Principal Executive Officer)
DATE	February 23, 2011

BY	/s/ Ross P. Palacios
NAME AND TITLE	Ross P. Palacios, Vice President and Chief Financial Officer
(Principal Financial Officer)
DATE	February 23, 2011

BY	/s/ David K. Stewart
NAME AND TITLE	David K. Stewart, Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)
DATE	February 23, 2011

BY	/s/ Lorna P. Gleason*
NAME AND TITLE	Lorna P. Gleason, Director
DATE	February 23, 2011

BY	/s/ Jean B. Keffeler*
NAME AND TITLE	Jean B. Keffeler, Director
DATE	February 23, 2011

BY	/s/ Karen M. Bohn*
NAME AND TITLE	Karen M. Bohn, Director
DATE	February 23, 2011

*By	/s/ William F. Truscott
Name:	William F. Truscott

Executed by William F. Truscott on behalf of Jean B. Keffeler and Karen M. Bohn pursuant to a Power of Attorney, dated March 2, 2010, filed electronically herewith as Exhibit 24(a) to Registrant’s Form 10-K and on behalf of Lorna P. Gleason pursuant to a Power of Attorney dated February 14, 2011, filed electronically herewith as Exhibit 24(d).

All other Schedules required by Article 6 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder of Ameriprise Certificate Company

We have audited the accompanying consolidated balance sheets of Ameriprise Certificate Company, (a wholly owned subsidiary of Ameriprise Financial, Inc.) (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the consolidated financial statement schedules listed in the Index at Item 15(a). These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2010 and 2009, by correspondence with the custodian. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ameriprise Certificate Company at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2009 the Company adopted new accounting guidance related to the recognition and presentation of other-than-temporary impairments.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

February 23, 2011

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Investment Income
Interest income from unaffiliated investments:
Available-for-Sale securities	$137,914	$202,943	$169,827
Syndicated loans and commercial mortgage loans	13,045	17,415	22,296
Trading securities	—	1,062	11
Certificate loans	235	309	382
Dividends	975	1,249	1,371
Other	1,800	826	401
Total investment income	153,969	223,804	194,288

Investment Expenses
Ameriprise Financial and affiliated company fees:
Distribution	14,675	19,651	18,261
Investment advisory and services	8,607	10,927	9,569
Transfer agent	5,051	5,978	5,967
Depository	106	117	343
Other	1,655	335	1,505
Total investment expenses	30,094	37,008	35,645

Net investment income before provision for certificate reserves and income tax expense	123,875	186,796	158,643

Provision for Certificate Reserves
According to the terms of the certificates:
Provision for certificate reserves	1,725	2,713	4,578
Interest on additional credits	102	127	152
Interest on advance payments	3	4	6
Additional credits/interest authorized by ACC	51,319	120,010	150,728
Total provision for certificate reserves before reserve recoveries	53,149	122,854	155,464
Reserve recoveries from terminations prior to maturity	(971)	(1,382)	(1,522)
Net provision for certificate reserves	52,178	121,472	153,942

Net investment income before income tax expense	71,697	65,324	4,701
Income tax expense	25,915	23,989	2,974
Net investment income	45,782	41,335	1,727

Net realized gain (loss) on investments
Securities of unaffiliated issuers before income tax expense (benefit)	7,115	3,259	(129,532)
Income tax expense (benefit)	2,490	1,141	(45,336)
Net realized gain (loss) on investments	4,625	2,118	(84,196)

Net income (loss)	$50,407	$43,453	$(82,469)

Supplemental Disclosures:
Net realized investment gains before income taxes:
Net realized investment gains before income taxes and impairment losses on securities	$9,740	$13,245
Total other-than-temporary impairment losses on securities	(11,364)	(14,635)
Portion of loss recognized in other comprehensive income	8,739	4,649
Net impairment losses recognized in net realized investment gains before income taxes	(2,625)	(9,986)
Total net realized investment gains before income taxes	$7,115	$3,259

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(in thousands, except share data)
ASSETS
Qualified Assets
Investments in unaffiliated issuers:
Cash equivalents	$182,192	$309,183
Available-for-Sale:
Fixed maturities, at fair value (amortized cost: 2010, $2,909,769; 2009, $3,697,972)	2,875,693	3,627,993
Common and preferred stocks, at fair value (cost: 2010, $1,376; 2009, $19,646)	2,413	15,765
Syndicated loans and commercial mortgage loans, at cost (less allowance for loan losses: 2010, $7,857; 2009, $15,602; fair value: 2010, $206,882; 2009, $313,021)	199,040	309,459
Certificate loans — secured by certificate reserves, at cost, which approximates fair value	3,299	5,136
Real estate owned, at fair value less cost to sell	5,117	2,087
Total investments	3,267,754	4,269,623

Receivables:
Dividends and interest	18,735	27,873
Investment securities sold	1,977	11,757
Other receivables	255	—
Total receivables	20,967	39,630

Equity derivatives, purchased	89,014	166,392
Total qualified assets	3,377,735	4,475,645

Other Assets
Deferred taxes, net	45,367	70,793
Current taxes receivable from parent	—	62
Total other assets	45,367	70,855

Total assets	$3,423,102	$4,546,500

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
	2010	2009
	(in thousands, except share data)
LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities
Certificate reserves
Installment certificates:
Reserves to mature	$34,708	$40,650
Additional credits and accrued interest	459	827
Advance payments and accrued interest	81	124
Fully paid certificates:
Reserves to mature	3,110,907	4,040,909
Additional credits and accrued interest	13,528	25,631
Due to unlocated certificate holders	148	131
Total certificate reserves	3,159,831	4,108,272

Accounts payable and accrued liabilities:
Due to related party	272	208
Current taxes payable to parent	7,667	18,117
Payable for investment securities purchased	—	1,207
Total accounts payable and accrued liabilities	7,939	19,532

Equity derivatives, written	75,201	140,996
Other liabilities	17,637	32,502
Total liabilities	3,260,608	4,301,302

Shareholder’s Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	181,998	297,964
Retained earnings (Accumulated deficit):
Appropriated for additional interest on advance payments	15	15
Unappropriated	—	(6,373)
Accumulated other comprehensive loss, net of tax	(21,019)	(47,908)
Total shareholder’s equity	162,494	245,198

Total liabilities and shareholder’s equity	$3,423,102	$4,546,500

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Cash Flows from Operating Activities
Net income (loss)	$50,407	$43,453	$(82,469)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Interest added to certificate loans	(153)	(203)	(243)
Amortization of premiums, accretion of discounts, net	(1,337)	(8,843)	6,658
Deferred income taxes	11,494	(7,995)	(33,146)
Net realized (gain) loss on investments	408	(4,409)	118,935
Provision for loan loss	(7,245)	161	10,604
Changes in operating assets and liabilities:
Trading securities, net	—	16,618	(16,618)
Dividends and interest receivable	9,138	6,378	(7,672)
Certificate reserves, net	(13,227)	19,198	3,043
Due to (from) parent for income taxes, net	(10,388)	24,428	(21,283)
Derivatives, net	11,583	(20,384)	26,767
Derivatives collateral, net	(10,962)	15,556	(7,625)
Other, net	(3,305)	3,792	4,631
Net cash provided by operating activities	36,413	87,750	1,582
Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	81,338	250,119	45,152
Maturities and redemptions	1,735,941	1,870,983	1,051,474
Purchases	(997,670)	(2,289,270)	(1,246,655)
Syndicated loans and commercial mortgage loans:
Sales	37,711	1,405	1,350
Maturities and redemptions	74,268	45,076	79,937
Purchases and fundings	—	(229)	(109,030)
Certificate loans:
Payments	668	929	790
Fundings	(446)	(549)	(573)
Net cash provided by (used in) investing activities	931,810	(121,536)	(177,555)
Cash Flows from Financing Activities
Payments from certificate owners	847,363	2,298,416	2,720,716
Certificate maturities and cash surrenders	(1,782,577)	(3,094,931)	(1,571,338)
Capital contribution from parent	—	35,000	115,000
Dividend/return of capital to parent	(160,000)	(60,000)	—
Net cash (used in) provided by financing activities	(1,095,214)	(821,515)	1,264,378
Net (decrease) increase in cash equivalents	(126,991)	(855,301)	1,088,405
Cash equivalents at beginning of period	309,183	1,164,484	76,079
Cash equivalents at end of period	$182,192	$309,183	$1,164,484
Supplemental disclosures including non-cash transactions:
Cash paid for income taxes	$26,992	$8,518	$(14,524)
Certificate maturities and surrenders through loan reductions	1,768	1,288	1,348

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

				Retained Earnings (Accumulated Deficit)
				Appropriated	Appropriated
				for	for		Accumulated
				Pre-Declared	Additional		Other
	Number of		Additional	Additional	Interest on		Comprehensive
	Outstanding	Common	Paid-In	Credits and	Advance		Loss,
	Shares	Shares	Capital	Interest	Payments	Unappropriated	Net of Tax	Total
	(in thousands, except share data)
Balance at January 1, 2008	150,000	$1,500	$207,964	$949	$15	$—	$(33,804)	$176,624
Comprehensive income:
Net loss	—	—	—	—	—	(82,469)	—	(82,469)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(118,650)	(118,650)
Total comprehensive loss								(201,119)
Transfer to unappropriated (from appropriated)	—	—	—	(899)	—	899	—	—
Receipt of capital from parent	—	—	115,000	—	—	—	—	115,000
Balance at December 31, 2008	150,000	1,500	322,964	50	15	(81,570)	(152,454)	90,505
Change in accounting principle, net of tax	—	—	—	—	—	31,694	(31,694)	—
Comprehensive income:
Net income	—	—	—	—	—	43,453	—	43,453
Other comprehensive income, net of tax:
Change in net unrealized securities losses	—	—	—	—	—	—	136,100	136,100
Change in noncredit related impairments on securities and net unrealized securities losses on previously impaired securities	—	—	—	—	—	—	140	140
Total comprehensive income								179,693
Transfer to unappropriated (from appropriated)	—	—	—	(50)	—	50	—	—
Return of capital to parent	—	—	(60,000)	—	—	—	—	(60,000)
Receipt of capital from parent	—	—	35,000	—	—	—	—	35,000
Balance at December 31, 2009	150,000	1,500	297,964	—	15	(6,373)	(47,908)	245,198
Comprehensive income:
Net income	—	—	—	—	—	50,407	—	50,407
Other comprehensive income, net of tax:
Change in net unrealized securities losses	—	—	—	—	—	—	20,839	20,839
Change in noncredit related impairments on securities and net unrealized securities losses on previously impaired securities	—	—	—	—	—	—	6,050	6,050
Total comprehensive income								77,296
Dividend/return of capital to parent	—	—	(115,966)	—	—	(44,034)	—	(160,000)
Balance at December 31, 2010	150,000	$1,500	$181,998	$—	$15	$—	$(21,019)	$162,494

See Notes to Consolidated Financial Statements.

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Ameriprise Certificate Company (“ACC” or the “Company”), is a wholly owned subsidiary of Ameriprise Financial, Inc. (“Ameriprise Financial”). ACC is registered as an investment company under the Investment Company Act of 1940 (the “1940 Act”) and is in the business of issuing face-amount investment certificates. Face-amount certificates issued by ACC entitle the certificate owner to receive at maturity a stated amount of money and interest or credits declared from time to time by ACC, at its discretion. The certificates issued by ACC are not insured by any government agency. ACC’s certificates are sold by Ameriprise Financial Services, Inc. (“AFSI”), an affiliate of ACC. AFSI is registered as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico.

As of December 31, 2010, ACC offered four different certificate products to the public. ACC is impacted by significant changes in interest rates as interest crediting rates on certificate products generally reset at shorter intervals than the change in the yield on ACC’s investment portfolio. The specified maturities of most of ACC’s certificate products range from ten to twenty years. Within that maturity period, most certificates have interest crediting rate terms ranging from three to thirty-six months. Interest crediting rates are subject to change and certificate product owners can surrender their certificates without penalty at term end. In addition, two types of certificate products have interest tied, in whole or in part, to a broad-based stock market index. All of the certificates are available as qualified investments for Individual Retirement Accounts, 401(k) plans and other qualified retirement plans.

ACC evaluated events or transactions that occurred after the consolidated balance sheet date for potential recognition or disclosure through the date the consolidated financial statements were issued.

Basis of Financial Statement Presentation

The accompanying consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles (“GAAP”). ACC uses the consolidation method of accounting for its wholly owned subsidiary, Investors Syndicate Development Corp.

Accounting estimates are an integral part of the consolidated financial statements. In part, they are based upon assumptions concerning future events. Among the more significant is investment securities valuation as discussed in Note 3. These accounting estimates reflect the best judgment of management and actual results could differ.

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

Available-for-Sale Securities

Available-for-Sale securities are carried at fair value with unrealized gains (losses) recorded in accumulated other comprehensive income (loss), net of income tax provision (benefit). Gains and losses are recognized in the Consolidated Statements of Operations upon disposition of the securities.

Effective January 1, 2009, ACC early adopted an accounting standard that significantly changed ACC’s accounting policy regarding the timing and amount of other-than-temporary impairments for Available-for-Sale securities as follows. When the fair value of an investment is less than its amortized cost, ACC assesses whether or not (i) it has the intent to sell the security (made a decision to sell) or (ii) it is more likely than not that ACC will be required to sell the security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment is considered to have occurred and ACC must recognize an other-than-temporary impairment for the difference between the investment’s amortized cost basis and its fair value through earnings. For securities that do not meet the above criteria, and ACC does not expect to recover a security’s amortized cost basis, the security is also considered other-than-temporarily impaired. For these securities, ACC separates the total impairment into the credit loss component and the amount of the loss related to other factors. The amount of the total other-than-temporary impairments related to credit loss is recognized in earnings. The amount of the total other-than-temporary impairments related to other factors is recognized in other comprehensive income (loss), net of income taxes. For Available-for-Sale securities that have recognized an other-than-temporary impairment through earnings, if through subsequent evaluation there is a significant increase in the cash flow expected, the difference between the amortized cost basis and the cash flows expected to be collected is accreted as interest income. Subsequent increases and decreases in the fair value of Available-for-Sale securities are included in other comprehensive income (loss). ACC’s Consolidated Statements of Shareholder’s Equity present all changes in other comprehensive income (loss) associated with Available-for-Sale securities that have been other-than-temporarily impaired on a separate line from fair value changes recorded in other comprehensive income (loss) from all other securities.

ACC provides a supplemental disclosure on the face of its Consolidated Statements of Operations that presents (i) total other-than-temporary impairment losses recognized during the period and (ii) the portion of other-than-temporary impairment losses recognized in other comprehensive income (loss). The sum of these amounts represents the credit-related portion of other-than-temporary impairments that were recognized in earnings during the period. The portion of other-than-temporary losses recognized in other comprehensive income (loss) includes: (i) the portion of other-than-temporary impairment losses related to factors other than credit recognized during the period and (ii) reclassifications of other-than-temporary impairment losses previously determined to be related to factors other than credit that are determined to be credit-related in the current period. The amount presented on the Consolidated Statements of Operations as the portion of other-than-temporary losses recognized in other comprehensive income (loss) excludes subsequent increases and decreases in the fair value of these securities.

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

Factors ACC considers in determining whether declines in the fair value of fixed maturity securities are other-than-temporary include: (i) the extent to which the market value is below amortized cost; (ii) the duration of time in which there has been a significant decline in value; (iii) fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer; and (iv) market events that could impact credit ratings, economic and business climate, litigation and government actions, and similar external business factors. In order to determine the amount of the credit loss component for corporate debt securities considered other-than-temporarily impaired, a best estimate of the present value of cash flows expected to be collected discounted at the security’s effective interest rate is compared to the amortized cost basis of the security. The significant inputs to cash flow projections consider potential debt restructuring terms, projected cash flows available to pay creditors and ACC’s position in the debtor’s overall capital structure.

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

Financing Receivables

Commercial Mortgage Loans and Syndicated Loans

Commercial mortgage loans are reflected within investments in unaffiliated issuers at amortized cost less the allowance for loan losses. Syndicated loans represent ACC’s investment in below investment grade loan syndications. Syndicated loans are reflected in investments in unaffiliated issuers at amortized cost less the allowance for loan losses.

Interest income is accrued on the unpaid principal balances of the loans as earned.

Certificate Loans

Certificate loans are reflected within investments in unaffiliated issuers at the unpaid principal balance, plus accrued interest. When originated, the loan balances do not exceed the cash surrender value of the underlying products. As there is minimal risk of loss related to certificate loans, ACC does not record an allowance for loan losses for certificate loans.

Nonaccrual Loans

Generally loans are evaluated for or placed on nonaccrual status when either the collection of interest or principal has become 90 days past due or is otherwise considered doubtful of collection. When a loan is placed on nonaccrual status, unpaid accrued interest is reversed.  Interest payments received on loans on nonaccrual status are generally applied to principal or in accordance with the loan agreement unless the remaining principal balance has been determined to be fully collectible.

Commercial mortgage loans are evaluated for impairment when the loan is considered for nonaccrual status or foreclosure proceedings are initiated on the property. If it is determined that the fair value is less than the current loan balance, it is written down to fair value less selling costs. Foreclosed property is recorded as real estate owned. Syndicated loans are charged off when management determines that the loans are uncollectible.

Allowance for Loan Losses

Management determines the adequacy of the allowance for loan losses by portfolio based on the overall loan portfolio composition, recent and historical loss experience, and other pertinent factors, including, when applicable, internal risk ratings, loan-to-value (“LTV”) ratios, debt service coverage and occupancy rates, along with economic and market conditions. This evaluation is inherently subjective as it requires estimates, which may be susceptible to significant change.

ACC determines the amount of the allowance required for certain sectors based on management’s assessment of relative risk characteristics of the loan portfolio. The allowance is recorded for homogeneous loan categories on a pool basis, based on an analysis of product mix and risk characteristics of the portfolio, including geographic concentration, bankruptcy experiences, and historical losses, adjusted for current trends and market conditions.

While ACC attributes portions of the allowance to specific loan pools as part of the allowance estimation process, the entire allowance is available to absorb losses inherent in the total loan portfolio. The allowance is increased through provisions charged to net realized gain (loss) on investments and reduced/increased by net charge-offs/recoveries.

Impaired Loans

ACC considers a loan to be impaired when, based on current information and events, it is probable ACC will not be able to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans also include loans that have been modified in troubled debt restructurings as a concession to borrowers experiencing financial difficulties. Management evaluates for impairment all restructured loans and loans with higher impairment risk factors. The impairment recognized is measured as the excess of the loan’s recorded investment over: (i) the present value of its expected principal and interest payments discounted at the loan’s effective interest rate, (ii) the fair value of collateral or (iii) the loan’s observable market price.

Restructured Loans

A loan is classified as a restructured loan when ACC makes certain concessionary modifications to contractual terms. Loans restructured at an interest rate equal to or greater than interest rates for new loans with comparable risk at the time the contract is modified are excluded from restructured loans. When the interest rate, minimum payments, and/or due dates have been modified in an attempt to make the loan more affordable to the borrower, the modification is considered a troubled debt restructuring. Generally, performance prior to the restructuring or significant events that coincide with the restructuring are considered in assessing whether the borrower can meet the new terms which may result in the loan being returned to accrual status at the time of the restructure or after a performance period. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual status. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.

Real Estate Owned

ACC acquires certain parcels of real estate through foreclosure and takes physical possession of the real estate collateral. ACC records the underlying collateral as its own real estate, referred to as real estate owned (“REO”). REO is classified as held-for-sale and recorded at fair value less costs to sell.

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

Certain certificates offer a return based on the relative change in a stock market index. The certificates with an equity-based return contain embedded derivatives, which are carried at fair value within investment certificate reserves on the Consolidated Balance Sheets. The fair values of these embedded derivatives incorporate current market data inputs. Changes in fair value are reflected in provision for certificate reserves within the Consolidated Statements of Operations.

Derivatives and Hedging Activities

Derivative instruments, consisting of options and futures contracts, if any, are classified in the Consolidated Balance Sheets at fair value. The fair value of ACC’s derivative instruments is determined using either market quotes or valuation models that are based upon the net present value of estimated future cash flows and incorporate current market observable inputs to the extent available. The accounting for the change in the fair value of the derivative instrument depends on its intended use and the resulting hedge designation, if any. For derivative instruments that do not qualify for hedge accounting or are not designated as hedges, changes in fair value are recognized in current period earnings. ACC’s policy is to not offset fair value amounts recognized for derivatives and collateral arrangements executed with the same counterparty under the same master netting arrangement.

Income Taxes

ACC’s taxable income is included in the consolidated federal income tax return of Ameriprise Financial. ACC provides for income taxes on a separate return basis, except that, under an agreement between Ameriprise Financial and ACC, tax benefits are recognized for losses to the extent they can be used in the consolidated return. It is the policy of Ameriprise Financial that it will reimburse its subsidiaries for any tax benefits recorded.

ACC’s provision for income taxes represents the net amount of income taxes that ACC expects to pay or to receive from various taxing jurisdictions in connection with its operations. ACC provides for income taxes based on amounts that ACC believes it will ultimately owe, taking into account the recognition and measurement for uncertain tax positions. Inherent in the provision for income taxes are estimates and judgments regarding the tax treatment of certain items. In connection with the provision for income taxes, ACC’s Consolidated Financial Statements reflect certain amounts related to deferred tax assets and liabilities, which result from temporary differences between the assets and liabilities measured for financial statement purposes versus the assets and liabilities measured for tax return purposes.

Recent Accounting Pronouncements

Adoption of New Accounting Standards

Receivables

In July 2010, the Financial Accounting Standards Board (“FASB”) updated the accounting standards for disclosures on the credit quality of financing receivables and the allowance for credit losses. The standard requires additional disclosure related to the credit quality of financing receivables, troubled debt restructurings and significant purchases or sales of financing receivables during the period. The standard requires that these disclosures and existing disclosures be presented on a disaggregated basis, similar to the manner that the entity uses to evaluate its credit losses. Disclosures of information as of the end of a reporting period are effective for interim and annual periods ending after December 15, 2010 and disclosures of activity that occurred during a reporting period are effective for interim and annual periods beginning after December 15, 2010. In January 2011, the effective date of the disclosures related to troubled debt restructurings was deferred until the FASB clarifies guidance for determining what constitutes a troubled debt restructuring. ACC’s adoption of the standard did not impact ACC’s consolidated results of operations and financial condition. See Note 4 for the required disclosures of information as of the end of the reporting period.

Subsequent Events

In February 2010, the FASB amended the accounting standards related to the recognition and disclosure of subsequent events. The amendments remove the requirement to disclose the date through which subsequent events are evaluated for SEC filers. The standard is effective upon issuance, and shall be applied prospectively. ACC adopted the standard in the first quarter of 2010. The adoption did not have any effect on ACC’s consolidated results of operations and financial condition.

Fair Value

In January 2010, the FASB updated the accounting standards related to disclosures on fair value measurements. The standard expands the current disclosure requirements to include additional detail about significant transfers between Levels 1 and 2 within the fair value hierarchy and presents activity in the rollforward of Level 3 activity on a gross basis. The standard also clarifies existing disclosure requirements related to the level of disaggregation to be used for assets and liabilities as well as disclosures on the inputs and valuation techniques used to measure fair value. The standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure requirements related to the Level 3 rollforward, which are effective for interim and annual periods beginning after December 15, 2010. ACC adopted the standard in the first quarter of 2010, except for the additional disclosures related to the Level 3 rollforward, which ACC will adopt in the first quarter of 2011. The adoption did not have any effect on ACC’s consolidated results of operations and financial condition.

Recognition and Presentation of Other-Than-Temporary Impairment (“OTTI”)

In April 2009, the FASB updated the accounting standards for the recognition and presentation of other-than-temporary impairments. The standard amends existing guidance on other-than-temporary impairments for debt securities and requires that the credit portion of other-than-temporary impairments be recorded in earnings and the noncredit portion of losses be recorded in other comprehensive income (loss) when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to recovery of its cost basis. The standard requires separate presentation of both the credit and noncredit portions of other-than-temporary impairments on the consolidated financial statements and additional disclosures. This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. At the date of adoption, the portion of previously recognized other-than-temporary impairments that represent the noncredit related loss component shall be recognized as a cumulative effect of adoption with an adjustment to the opening balance of accumulated deficit with a corresponding adjustment to accumulated other comprehensive loss. ACC adopted the standard in the first quarter of 2009 and recorded a cumulative effect decrease to the opening balance of accumulated deficit of $32 million, net of income taxes, and a corresponding increase to accumulated other comprehensive loss, net of income taxes. See Note 3 for the required disclosures.

2.  DEPOSIT OF ASSETS AND MAINTENANCE OF QUALIFIED ASSETS

Under the provisions of its certificates and the 1940 Act, ACC was required to have Qualified Assets (as defined in Section 28(b) of the 1940 Act) in the amount of $3.1 billion and $4.1 billion at December 31, 2010 and 2009, respectively. ACC reported Qualified Assets of $3.4 billion and $4.5 billion at December 31, 2010 and 2009, respectively. Qualified Assets exclude net unrealized pretax losses on Available-for-Sale securities of $33.0 million and $73.9 million at December 31, 2010 and 2009, respectively, and unsettled investment purchases of nil and $1.2 million at December 31, 2010 and 2009, respectively.

Qualified Assets are valued in accordance with such provisions of Minnesota Statutes as are applicable to investments of life insurance companies. These values are the same as financial statement carrying values, except for debt securities classified as Available-for-Sale and all marketable equity securities, which are carried at fair value in the consolidated financial statements but are valued at either amortized cost, market value or par value based on the state requirements for qualified asset and deposit maintenance purposes.

Pursuant to provisions of the certificates, the 1940 Act, the Central Depository Agreement and requirements of various states, Qualified Assets (accounted for on a trade date basis) of ACC were deposited as follows:

	December 31, 2010
	Deposits	Required Deposits	Excess
	(in thousands)
Deposits to meet certificate liability requirements:
Pennsylvania (at market value)	$172	$100	$72
Texas, Illinois, New Jersey (at par value)	215	215	—
Central Depository (at amortized cost)	3,354,046	3,156,266	197,780
Total	$3,354,433	$3,156,581	$197,852

	December 31, 2009
	Deposits	Required Deposits	Excess
	(in thousands)
Deposits to meet certificate liability requirements:
Pennsylvania (at market value)	$162	$100	$62
Texas, Illinois, New Jersey (at par value)	215	215	—
Central Depository (at amortized cost)	4,428,558	4,102,859	325,699
Total	$4,428,935	$4,103,174	$325,761

The assets on deposit with the Central Depository at December 31, 2010 and 2009 consisted of securities and other loans having a deposit value of $3.2 billion and $4.2 billion, respectively, mortgage loans on real estate of $107.1 million and $130.3 million, respectively, and other investments of $56.8 million and $79.8 million, respectively. Additionally, these assets on deposit included unsettled purchases of investments in the amount of nil and $1.2 million at December 31, 2010 and 2009, respectively.

Ameriprise Trust Company, the custodian for ACC, is the Central Depository. See Note 7 for information on related party transactions.

3.  INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

Available-for-Sale securities distributed by type were as follows:

	December 31, 2010
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$1,472,410	$30,242	$(95,638)	$1,407,014	$(38,323)
Corporate debt securities	583,341	8,923	(1,285)	590,979	2
Commercial mortgage backed securities	499,243	10,121	(1,773)	507,591	—
Asset backed securities	326,344	17,117	(1,939)	341,522	(915)
U.S. government and agencies obligations	28,431	156	—	28,587	—
Common and preferred stocks	1,376	1,056	(19)	2,413	—
Total	$2,911,145	$67,615	$(100,654)	$2,878,106	$(39,236)

	December 31, 2009
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$1,577,876	$20,736	$(138,277)	$1,460,335	$(46,683)
Corporate debt securities	1,026,547	24,668	(976)	1,050,239	850
Commercial mortgage backed securities	538,714	13,247	(759)	551,202	—
Asset backed securities	420,016	17,245	(6,994)	430,267	(2,711)
U.S. government and agencies obligations	134,819	1,131	—	135,950	—
Common and preferred stocks	19,646	82	(3,963)	15,765	—
Total	$3,717,618	$77,109	$(150,969)	$3,643,758	$(48,544)

(1) Represents the amount of other-than-temporary impairment losses in Accumulated Other Comprehensive Loss. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

At December 31, 2010 and 2009, fixed maturity securities comprised approximately 88% and 85%, respectively, of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable ACC may utilize ratings from other NRSROs or rate the securities internally. At December 31, 2010 and 2009, approximately $10.0 million and $15.3 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC (formerly RiverSource Investments, LLC) using criteria similar to those used by NRSROs. A summary of fixed maturity securities by rating was as follows:

	December 31, 2010			December 31, 2009
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in thousands, except percentages)
AAA	$1,799,754	$1,847,326	64%	$2,026,434	$2,062,670	57%
AA	96,952	97,590	3	189,891	177,780	5
A	180,916	180,343	6	346,183	342,573	9
BBB	503,115	500,529	18	782,389	780,706	22
Below investment grade	329,032	249,905	9	353,075	264,264	7
Total fixed maturities	$2,909,769	$2,875,693	100%	$3,697,972	$3,627,993	100%

At December 31, 2010 and 2009, approximately 31% and 38%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2010
	Less than 12 months			12 months or more			Total
	Number			Number			Number
Description of	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	20	$227,367	$(1,860)	73	$282,836	$(93,778)	93	$510,203	$(95,638)
Corporate debt securities	7	64,667	(1,230)	2	3,471	(55)	9	68,138	(1,285)
Commercial mortgage backed securities	16	150,294	(1,773)	—	—	—	16	150,294	(1,773)
Asset backed securities	11	70,519	(1,402)	5	9,245	(537)	16	79,764	(1,939)
Common and preferred stocks	2	947	(19)	—	—	—	2	947	(19)
Total	56	$513,794	$(6,284)	80	$295,552	$(94,370)	136	$809,346	$(100,654)

	December 31, 2009
	Less than 12 months			12 months or more			Total
	Number			Number			Number
Description of	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	22	$196,113	$(9,618)	77	$320,859	$(128,659)	99	$516,972	$(138,277)
Corporate debt securities	5	4,715	(117)	28	56,063	(859)	33	60,778	(976)
Commercial mortgage backed securities	4	20,315	(321)	9	29,516	(438)	13	49,831	(759)
Asset backed securities	7	34,629	(766)	11	47,960	(6,228)	18	82,589	(6,994)
Common and preferred stocks	—	—	—	1	15,650	(3,963)	1	15,650	(3,963)
Total	38	$255,772	$(10,822)	126	$470,048	$(140,147)	164	$725,820	$(150,969)

As part of ACC’s ongoing monitoring process, management determined that a majority of the gross unrealized losses on its Available-for-Sale securities are attributable to credit spreads. The primary driver of lower unrealized losses at December 31, 2010 was the decline of interest rates during the period.

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income:

	Years Ended December 31,
	2010	2009
	(in thousands)
Beginning balance of credit losses on securities held for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$57,446	$50,866
Reductions for securities sold during the period (realized)	—	(2,268)
Additional amount related to credit losses for which an other-than-temporary impairment was not previously recognized	578	276
Additional increases to the amount related to credit losses for which an other-than-temporary impairment was previously recognized	1,831	8,572
Ending balance of credit losses on securities held as of December 31 for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$59,855	$57,446

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

The following table presents a rollforward of the net unrealized securities losses on Available-for-Sale securities included in accumulated other comprehensive loss:

	Net		Accumulated Other
	Unrealized		Comprehensive Loss
	Securities	Deferred	Related to Net Unrealized
	Losses	Income Tax	Securities Losses
	(in thousands)
Balance at January 1, 2008	$(53,471)	$19,667	$(33,804)
Net unrealized securities losses arising during the period (3)	(299,942)	104,137	(195,805)
Reclassification of losses included in net loss	118,700	(41,545)	77,155
Balance at December 31, 2008	(234,713)	82,259	(152,454)
Cumulative effect of accounting change	(48,760)	17,066	(31,694	)(1)
Net unrealized securities gains arising during the period (3)	214,551	(75,101)	139,450
Reclassification of gains included in net income	(4,938)	1,728	(3,210)
Balance at December 31, 2009	(73,860)	25,952	(47,908	)(2)
Net unrealized securities gains arising during the period (3)	44,221	(15,122)	29,099
Reclassification of gains included in net income	(3,400)	1,190	(2,210)
Balance at December 31, 2010	$(33,039)	$12,020	$(21,019	)(2)

(1) Amount represents the cumulative effect of adopting a new accounting standard on January 1, 2009. See Note 1 for additional information on the adoption impact.

(2) At December 31, 2010 and 2009, Accumulated Other Comprehensive Loss Related to Net Unrealized Securities Losses included $25.5 million and $31.7 million, respectively, of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities.

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

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Gross realized gains from sales	$6,393	$18,100	$848
Gross realized losses from sales	(368)	(3,176)	(5,313)
Other-than-temporary impairments	(2,625)	(9,986)	(114,235)

The other-than-temporary impairments in 2010 and 2009 primarily related to credit losses on non-agency residential mortgage backed securities. The other-than-temporary impairments in 2008 related to losses on non-agency residential mortgage backed securities and corporate debt securities.

Available-for-Sale securities by contractual maturity as of December 31, 2010 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$262,648	$266,114
Due after one year through five years	347,594	351,889
Due after five years through 10 years	1,315	1,334
Due after 10 years	215	229
	611,772	619,566
Residential mortgage backed securities	1,472,410	1,407,014
Commercial mortgage backed securities	499,243	507,591
Asset backed securities	326,344	341,522
Common and preferred stocks	1,376	2,413
Total	$2,911,145	$2,878,106

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities, as well as common and preferred stocks, were not included in the maturities distribution.

4.  FINANCING RECEIVABLES

ACC’s financing receivables include commercial mortgage loans, syndicated loans and certificate loans. ACC does not hold any loans acquired with deteriorated credit quality. See Note 1 for information regarding ACC’s accounting policies related to loans and the allowance for loan losses.

Allowance for Loan Losses

The following table presents a rollforward of the allowance for loan losses for the year ended December 31, 2010 and the ending balance in the allowance for loan losses as of December 31, 2010 by impairment method and type of loan:

	Commercial
	Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Beginning balance	$1,497	$14,105	$15,602
Charge-offs	(500)	(2,981)	(3,481)
Provisions	1,579	(5,843)	(4,264)
Ending balance	$2,576	$5,281	$7,857

Ending balance: Individually evaluated for impairment	$—	$669	$669
Ending balance: Collectively evaluated for impairment	2,576	4,612	7,188

The recorded investment in financing receivables as of December 31, 2010 by impairment method and type of loan was as follows:

	Commercial
	Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Ending balance: Individually evaluated for impairment	$—	$1,106	$1,106
Ending balance: Collectively evaluated for impairment	109,641	96,150	205,791
Ending balance	$109,641	$97,256	$206,897

Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to ACC’s total loan balance. During the year ended December 31, 2010, ACC sold $37.7 million of syndicated loans. There were no significant purchases of financing receivables during the year ended December 31, 2010.

Credit Quality Information

Nonperforming loans are generally loans 90 days or more past due. All nonperforming loans as of December 31, 2010 were syndicated loans. All other loans were considered to be performing.

Commercial Mortgage Loans

ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans.  Based on this review the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary.  As of December 31, 2010, ACC had no commercial mortgage loans which management had assigned its highest risk rating.  Loans with the highest risk rating represent distressed loans which ACC identifies as impaired or expects to become delinquent or enter into foreclosure in the next six months.  In addition, ACC reviews the concentrations of credit risk by region and property type.

Concentrations of credit risk of commercial mortgage loans by U.S. region as of December 31, 2010 were as follows:

	Loans	Percent
	(in thousands, except percentages)
East North Central	$1,737	2%
East South Central	—	—
Middle Atlantic	3,365	3
Mountain	14,762	13
New England	8,843	8
Pacific	11,447	10
South Atlantic	34,591	32
West North Central	19,616	18
West South Central	15,280	14
	109,641	100%
Less: allowance for loan losses	(2,576)
Total	$107,065

Concentrations of credit risk of commercial mortgage loans by property type as of December 31, 2010 were as follows:

	Loans	Percent
	(in thousands, except percentages)
Apartments	$25,258	23%
Hotel	—	—
Industrial	18,990	17
Mixed Use	—	—
Office	21,879	20
Retail	23,211	21
Other	20,303	19
	109,641	100%
Less: allowance for loan losses	(2,576)
Total	$107,065

Syndicated Loans

The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. The total nonperforming syndicated loans at December 31, 2010 were $1.9 million.

5.  CERTIFICATE RESERVES

Reserves maintained on outstanding certificates have been computed in accordance with the provisions of the certificates and Section 28 of the 1940 Act. The average rates of accumulation on certificate reserves at December 31, 2010 were as follows:

		Average Gross	Average Additional
	Reserve Balance	Accumulation Rates	Credit Rates
	(in thousands, except percentages)
Installment certificates:
Reserves to mature:
With guaranteed rates	$478	3.98%	0.50%
Without guaranteed rates (1)	34,230	0.30%	0.30%
Additional credits and accrued interest:
With guaranteed rates	86	3.38%	—
Without guaranteed rates (1)	373	N/A	N/A
Advance payments and accrued interest (2)	81	3.50%	—

Fully paid certificates:
Reserves to mature:
With guaranteed rates	34,863	3.23%	0.01%
Without guaranteed rates (1)	2,332,501	1.17%	1.17%
Equity indexed (3)	743,543	N/A	N/A
Additional credits and accrued interest:
With guaranteed rates	2,455	3.17%	—
Without guaranteed rates (1)	11,073	N/A	N/A
Due to unlocated certificate holders	148	—	—
Total	$3,159,831

The average rates of accumulation on certificate reserves at December 31, 2009 were as follows:

		Average Gross	Average Additional
	Reserve Balance	Accumulation Rates	Credit Rates
	(in thousands, except percentages)
Installment certificates:
Reserves to mature:
With guaranteed rates	$1,498	3.90%	0.50%
Without guaranteed rates (1)	39,152	0.28%	0.28%
Additional credits and accrued interest:
With guaranteed rates	305	3.29%	—
Without guaranteed rates (1)	522	N/A	N/A
Advance payments and accrued interest (2)	124	3.42%	—

Fully paid certificates:
Reserves to mature:
With guaranteed rates	47,068	3.20%	0.01%
Without guaranteed rates (1)	3,195,704	1.91%	1.91%
Equity indexed (3)	798,137	N/A	N/A
Additional credits and accrued interest:
With guaranteed rates	3,559	3.10%	—
Without guaranteed rates (1)	22,072	N/A	N/A
Due to unlocated certificate holders	131	—	—
Total	$4,108,272

N/A   Not Applicable.

(1)                  There is no minimum rate of accrual on these reserves. Interest is declared periodically, quarterly, or annually in accordance with the terms of the separate series of certificates.

(2)                  Certain series of installment certificates guarantee accrual of interest on advance payments at an average rate of 3.26%. ACC’s rate of accrual is currently set at 4.00%, which is in effect through April 2012.

(3)                  Ameriprise Stock Market Certificate and Ameriprise Market Strategy Certificate enable the certificate owner to participate in any relative rise in a major stock market index up to a cap without risking loss of principal. Generally the certificates have a term of 52 weeks and may continue for up to 20 years. The reserve balances on these certificates at December 31, 2010 and 2009 were $804.1 million and $877.7 million, respectively.

On certain series of single payment certificates, additional interest is pre-declared for periods greater than one year. The retained earnings appropriated for the pre-declared additional interest at both December 31, 2010 and 2009 was nil, which reflects the difference between certificate reserves on these series, calculated on a statutory basis, and the reserves maintained per books.

The carrying amounts of net certificate reserves consisted of the following:

	December 31,
	2010	2009
	(in thousands)
Reserves with terms of one year or less	$2,905,781	$3,835,868
Other	254,050	272,404
Total certificate reserves	3,159,831	4,108,272
Unapplied certificate transactions	135	502
Certificate loans and accrued interest	(3,349)	(5,196)
Total	$3,156,617	$4,103,578

6.  DIVIDEND RESTRICTION

Certain series of installment certificates outstanding provide that cash dividends may be paid by ACC only in calendar years for which additional credits of at least one-half of 1% on such series of certificates have been authorized by ACC. This restriction has been satisfied for 2010 and 2009 by ACC’s declaration of additional credits.

ACC is required to maintain cash and “qualified assets” meeting the standards of Section 28(b) of the 1940 Act, as modified by an order of the SEC. The amortized cost of such investments must be at least equal to ACC’s net liabilities on all outstanding face-amount certificates plus $250,000. ACC’s qualified assets consist of cash equivalents, syndicated loans, commercial mortgage loans, U.S. government and government agency securities, municipal bonds, corporate bonds, preferred stocks, equity index options and other securities meeting specified standards. So long as ACC wishes to rely on the SEC order, as a condition to the order, ACC has agreed to maintain an amount of unappropriated retained earnings and capital equal to at least 5% of certificate reserves (less outstanding certificate loans). To the extent that payment of a dividend would decrease the capital ratio below the required 5%, payment of a dividend would be restricted. In determining compliance with this condition, qualified assets are valued in accordance with the provisions of Minnesota Statutes where such provisions are applicable.

ACC has also entered into a written understanding with the Minnesota Department of Commerce, that ACC will maintain capital equal to 5% of the assets of ACC (less outstanding certificate loans). To the extent that payment of a dividend would decrease this ratio below the required 5%, payment of a dividend would be restricted. When computing its capital for these purposes, ACC values its assets on the basis of statutory accounting for insurance companies rather than GAAP. ACC is subject to examination and supervision by the Minnesota Department of Commerce (Banking Division).

Ameriprise Financial and ACC entered into a Capital Support Agreement on March 2, 2009, pursuant to which Ameriprise Financial agrees to commit such capital to ACC as is necessary to satisfy applicable minimum capital requirements, up to a maximum commitment of $115 million. As of December 31, 2010, Ameriprise Financial has not infused additional capital to ACC under this agreement.

7.  RELATED PARTY TRANSACTIONS

Distribution services

Fees payable to AFSI on sales of ACC’s certificates are based upon terms of agreements giving AFSI the right to distribute the certificates covered under the agreements. The agreements provide for payment of fees over a period of time.

From time to time, ACC may sponsor or participate in sales promotions involving one or more of the certificates and their respective terms. These promotions may offer a special interest rate to attract new clients or retain existing clients. To cover the cost of these promotions, distribution fees paid to AFSI may be lowered.

The aggregate fees payable under the agreements are 2.5% of all payments received during the month for installment certificates sold on or after April 30, 1997.

The previously offered Ameriprise Cash Reserve Certificates have contractual distribution fee rates of 0.0625% of the purchase price at the time of issuance and 0.0625% of the reserves maintained for these certificates at the beginning of the second and subsequent quarters from issue date. Effective October 1, 2007, these fees were waived.

Effective April 26, 2000, the Ameriprise Flexible Savings Certificates have contractual distribution fee rates of 0.08% of the purchase price at the time of issuance and 0.08% of the reserves maintained for these certificates at the beginning of the second and subsequent quarters from issue date. Since January 2, 2007, ACC has continuously offered 7 and 13 month Flexible Savings

Certificates. Since the continuous offering began, the distribution fee on 7 month Flexible Savings Certificates has been 0.08% of the initial payment and 0.08% of the reserves maintained for these certificates at the beginning of the second and subsequent quarters after issuance. The distribution fee on the 13 month term has been 0.032% of the initial payment and 0.032% of the reserves maintained for these certificates at the beginning of the second and subsequent quarters after issuance. From April 9, 2008 through December 2, 2008, the client new purchase interest rates on the 7 and 13 month certificates were set at promotional levels. From December 24, 2008 through June 9, 2009, the client new purchase interest rates on the 6 and 7 month certificates were set at promotional levels, from December 24, 2008 through June 23, 2009, the client new purchase interest rates on the 12 and 13 month certificates were set at promotional levels, and from October 13, 2010 to present the client interest rates on new purchases of all terms are set at promotional levels.

Effective April 28, 1999, the Ameriprise Stock Market Certificate, sold through AFSI, and Ameriprise Market Strategy Certificates have contractual distribution fee rates of 0.90% of the initial investment on the first day of the certificate’s term and 0.90% of the reserves maintained for these certificates at the beginning of each subsequent term.

Investment advisory, joint facilities and technology support

Effective December 31, 2006, the investment advisory and services agreement with Columbia Management Investment Advisers, LLC (formerly RiverSource Investments, LLC), provides for a graduated scale of fees equal on an annual basis to 0.35% on the first $250 million of total book value of investments of ACC, 0.30% on the next $250 million, 0.25% on the next $500 million and 0.20% on the amount in excess of $1 billion. The fee is payable monthly in an amount equal to one-twelfth of each of the percentages set forth above. Net invested assets for purposes of this computation are cash equivalents, accounts receivable for interest and dividends and securities sold, accounts payable for invested assets purchased, securities available-for-sale (including any segregated assets), trading securities, purchased equity index options, written equity index options and mortgages.

The fee paid to Columbia Management Investment Advisers, LLC, for managing and servicing bank loans is equal to 0.35%. The fee is payable monthly and is equal to one-twelfth of 0.35%, computed each month on the basis of book value of the loans as of the close of business on the last full business day of the preceding month.

Transfer agent fees

The basis of computing transfer agent fees paid or payable to Columbia Management Investment Services Corp. (formerly RiverSource Service Corporation) is under a Transfer Agency Agreement effective December 31, 2006. Columbia Management Investment Services Corp. maintains certificate owner accounts and records. ACC pays Columbia Management Investment Services Corp. a monthly fee of one-twelfth of $20.00 per certificate owner account for this service in addition to certain out-of-pocket expenses.

Depository fees

In December 2008, Ameriprise Trust Company entered into an agreement with a subcustodian to provide depository services for ACC’s assets. As a result, the depository fees paid to Ameriprise Trust Company are now asset-based with additional charges for transactional custody fees charged by the subcustodian. Prior to the subcustodian agreement, the fees payable to Ameriprise Trust Company were based on a maintenance charge per account of $0.05 per $1,000 of assets on deposit as well as $20 per transaction.

8.  INCOME TAXES

The components of income tax provision (benefit) were as follows:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Current income tax:
Federal	$13,323	$33,223	$(9,284)
State and local	3,588	(98)	68
Total current income tax	16,911	33,125	(9,216)
Deferred income tax:
Federal	13,342	(8,700)	(34,060)
State and local	(1,848)	705	914
Total deferred income tax	11,494	(7,995)	(33,146)
Total income tax provision (benefit)	$28,405	$25,130	$(42,362)

The principal reasons that the aggregate income tax provision (benefit) is different from that computed by using the U.S. statutory rate of 35% were as follows:

	Years Ended December 31,
	2010	2009	2008
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
Dividend exclusion	—	0.4	0.3
State income tax, net	0.7	0.9	(0.8)
Taxes applicable to prior years	0.4	0.3	(0.6)
Income tax provision (benefit)	36.1%	36.6%	33.9%

ACC’s effective tax rate was 36.1% for the year ended December 31, 2010 compared to 36.6% for the year ended December 31, 2009 and 33.9% for the year ended December 31, 2008.

Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for GAAP reporting versus income tax return purposes. The significant components of deferred tax assets and liabilities were as follows:

	December 31,
	2010	2009
	(in thousands)
Deferred income tax assets:
Certificate reserves	$6,627	$11,105
Investments, including bond discounts and premiums	26,860	34,556
Investment unrealized losses, net	12,020	25,952
Other	83	83
Total deferred income tax assets	45,590	71,696
Deferred income tax liabilities:
Other	223	903
Net deferred income tax assets	$45,367	$70,793

ACC is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains. Consideration is given to, among other things in making this determination, i) future taxable income exclusive of reversing temporary differences and carryforwards, ii) future reversals of existing taxable temporary differences, iii) taxable income in prior carryback years, and iv) tax planning strategies. Based on analysis of ACC’s tax positions, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of December 31, 2010 and 2009.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009	2008
	(in thousands)
Balance at January 1	$4,436	$4,436	$3,969
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	—	—	467
Reductions for tax positions of prior years	—	—	—
Settlements	(4,436)	—	—
Balance at December 31	$—	$4,436	$4,436

If recognized, approximately $1.2 million, net of federal tax benefits, of the unrecognized tax benefits as of December 31, 2009 and 2008 would affect the effective tax rate.

ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized interest and penalties of $0.3 million for the year ended December 31, 2010 and $0.2 million for the years ended December 31, 2009 and 2008. ACC had $1.7 million and $1.4 million for the payment of interest and penalties accrued at December 31, 2010 and 2009, respectively.

It is not expected that the total amounts of unrecognized tax benefits will change materially in the next 12 months.

ACC files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, ACC is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1997. The Internal Revenue Service (“IRS”), completed its field examination of ACC’s U.S. income tax returns for 2005 through 2007 during the third and fourth quarters of 2010. The IRS had previously completed its field examination of the 1997 through 2004 tax returns in recent years as part of the overall examination of the American Express Company consolidated returns. However, for federal income tax purposes these years continue to remain open as a consequence of certain issues under appeal.  In the fourth quarter of 2010, the IRS commenced an examination of ACC’s U.S. income tax returns for 2008 and 2009. ACC’s or its subsidiary’s state income tax returns are currently under examination by various jurisdictions for years ranging from 1998 through 2008.

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

Investments in Unaffiliated Issuers (Available-for-Sale Securities)

When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from nationally-recognized pricing services, broker quotes, or other model-based valuation techniques. Level 1 securities primarily include U.S. Treasuries and common and preferred stocks. Level 2 securities include agency residential mortgage backed securities, commercial mortgage backed securities, asset backed securities, municipal and corporate bonds, U.S. agency securities and common and preferred stock. The fair value of these Level 2 securities is based on a market approach with prices obtained from nationally-recognized pricing services. Observable inputs used to value these securities can include: reported trades, benchmark yields, issuer spreads and broker/dealer quotes. Level 3 securities primarily include asset backed securities, commercial mortgage backed securities, corporate bonds and non-agency residential mortgage backed securities. The fair value of these Level 3 securities is typically based on a single broker quote, except for the valuation of non-agency residential mortgage backed securities. Effective March 31, 2010, ACC returned to using prices from nationally-recognized pricing services to determine the fair value of non-agency residential mortgage backed securities because the difference between these prices and the results of ACC’s discounted cash flows was not significant. ACC continues to classify its non-agency residential mortgage backed securities as Level 3 because ACC believes the market for these securities is still inactive and their valuation includes significant unobservable inputs.

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$182,192	$—	$182,192
Available-for-Sale securities:
Residential mortgage backed securities	—	504,155	902,859	1,407,014
Corporate debt securities	—	583,443	7,536	590,979
Commercial mortgage backed securities	—	497,402	10,189	507,591
Asset backed securities	—	239,850	101,672	341,522
U.S. government and agencies obligations	414	28,173	—	28,587
Common and preferred stocks	570	1,499	344	2,413
Total Available-for-Sale securities	984	1,854,522	1,022,600	2,878,106
Equity derivatives, purchased	—	89,008	6	89,014
Total assets at fair value	$984	$2,125,722	$1,022,606	$3,149,312

Liabilities
Certificate reserves	$—	$13,692	$—	$13,692
Equity derivatives, written	—	75,201	—	75,201
Total liabilities at fair value	$—	$88,893	$—	$88,893

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$309,183	$—	$309,183
Available-for-Sale securities:
Residential mortgage backed securities	—	714,702	745,633	1,460,335
Corporate debt securities	—	1,038,135	12,104	1,050,239
Commercial mortgage backed securities	—	551,202	—	551,202
Asset backed securities	—	299,683	130,584	430,267
U.S. government and agencies obligations	398	135,552	—	135,950
Common and preferred stocks	—	15,765	—	15,765
Total Available-for-Sale securities	398	2,755,039	888,321	3,643,758
Equity derivatives, purchased	—	166,392	—	166,392
Total assets at fair value	$398	$3,230,614	$888,321	$4,119,333

Liabilities
Certificate reserves	$—	$25,796	$—	$25,796
Equity derivatives, written	—	140,996	—	140,996
Total liabilities at fair value	$—	$166,792	$—	$166,792

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Residential			Commercial			Common
	Mortgage		Corporate	Mortgage	Asset		and
	Backed		Debt	Backed	Backed		Preferred
	Securities		Securities	Securities	Securities		Stocks		Derivatives		Total
	(in thousands)

Balance, January 1, 2010	$745,633		$12,104	$—	$130,584		$—		$—		$888,321
Total gains (losses) included in:
Net income	1,578	(1)	—	—	4,420	(2)	—		2	(5)	6,000
Other comprehensive income	54,612		(59)	89	7,240		114		—		61,996
Purchases, sales, issuances and settlements, net	101,036		(4,509)	10,100	(40,572)		—		4		66,059
Transfers in and/or out of Level 3	—		—	—	—		230	(6)	—		230
Balance, December 31, 2010	$902,859		$7,536	$10,189	$101,672		$344		$6		$1,022,606

Change in unrealized gains included in net income related to Level 3 assets held at December 31, 2010	$1,252	(3)	$—	$—	$4,091	(4)	$—		$2	(5)	$5,345

(1) Represents a $(2,121) loss included in net realized gain on investments and $3,699 included in investment income in the Consolidated Statements of Operations.

(2) Represents a $(289) loss included in net realized gain on investments and $4,709 included in investment income in the Consolidated Statements of Operations.

(3) Represents a $(2,121) loss included in net realized gain on investments and $3,373 included in investment income in the Consolidated Statements of Operations.

(4) Represents a $(289) loss included in net realized gain on investments and $4,380 included in investment income in the Consolidated Statements of Operations.

(5) Included in investment income in the Consolidated Statements of Operations.

(6) Represents two securities with a fair value of $230 that were transferred to Level 3 as the fair value of the securities is now based on broker quotes.

	Available-for-Sale Securities
	Residential			Commercial			Common
	Mortgage		Corporate	Mortgage	Asset		and	Other
	Backed		Debt	Backed	Backed		Preferred	Structured
	Securities		Securities	Securities	Securities		Stocks	Investments		Total
	(in thousands)

Balance, January 1, 2009	$465,234		$33,653	$—	$67,552		$—	$—		$566,439
Total gains (losses) included in:
Net income	(3,264	)(1)	—	—	7,913	(2)	—	8	(5)	4,657
Other comprehensive income	63,229		1,724	—	6,953		—	—		71,906
Purchases, sales, issuances and settlements, net	220,434		(23,273)	—	48,166		—	(8)		245,319
Transfers in and/or out of Level 3	—		—	—	—		—	—		—
Balance, December 31, 2009	$745,633		$12,104	$—	$130,584		$—	$—		$888,321

Change in unrealized gains (losses) included in net income related to Level 3 assets held at December 31, 2009	$(2,888	)(3)	$—	$—	$7,412	(4)	$—	$—		$4,524

(1) Represents a $(8,310) loss included in net realized gain on investments and $5,046 included in investment income in the Consolidated Statements of Operations.

(2) Represents a $202 gain included in net realized gain on investments and $7,711 included in investment income in the Consolidated Statements of Operations.

(3) Represents a $(8,132) loss included in net realized gain on investments and $5,244 included in investment income in the Consolidated Statements of Operations.

(4) Represents a $(276) loss included in net realized gain on investments and $7,688 included in investment income in the Consolidated Statements of Operations.

(5) Included in net realized gain on investments in the Consolidated Statements of Operations.

(6) Included in investment income in the Consolidated Statements of Operations.

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

	December 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)

Financial Assets
Syndicated loans	$91,975	$93,518	$179,176	$179,579
Commercial mortgage loans	107,065	113,364	130,283	133,442
Certificate loans	3,299	3,299	5,136	5,136

Financial Liabilities
Certificate reserves	$3,146,139	$3,128,694	$4,082,476	$4,052,657

The fair value of syndicated loans is obtained from a nationally-recognized pricing service.

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

ACC uses derivatives as economic hedges of equity and interest rate risk related to stock market certificates. ACC does not designate any derivatives for hedge accounting. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives, by type of derivative and product:

		Asset			Liability
Derivatives not designated as hedging instruments	Balance Sheet Location	December 31, 2010	December 31, 2009	Balance Sheet Location	December 31, 2010	December 31, 2009
		(in thousands)			(in thousands)
Equity
Stock market certificates	Equity derivatives, purchased	$88,590	$166,392	Equity derivatives, written	$75,201	$140,996
Equity warrants	Equity derivatives, purchased	424	—	Equity derivatives, purchased	—	—
Stock market certificates embedded derivatives		—	—	Certificate reserves	13,692	25,796
Total		$89,014	$166,392		$88,893	$166,792

See Note 9 for additional information regarding ACC’s fair value measurement of derivative instruments.

The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operations for the years ended December 31:

		Amount of Gain (Loss) on
Derivatives Not Designated as	Location of Gain (Loss) on	Derivatives Recognized in Income
Hedging Instruments	Derivatives Recognized in Income	2010	2009
		(in thousands)
Equity
Stock market certificates	Net provision for certificate reserves	$9,425	$14,542
Equity warrants	Investment income	421	—
Stock market certificates embedded derivatives	Net provision for certificate reserves	(10,095)	(17,879)
Total		$(249)	$(3,337)

Ameriprise Stock Market Certificates (“SMC”) offer a return based upon the relative change in a major stock market index between the beginning and end of the SMC’s term. The SMC product contains an embedded derivative. The equity based return of the certificate must be separated from the host contract and accounted for as a derivative instrument. As a result of fluctuations in equity markets, and the corresponding changes in value of the embedded derivative, the amount of expenses incurred by ACC related to the SMC product will positively or negatively impact reported earnings. As a means of hedging its obligations under the provisions for these certificates, ACC purchases and writes call options on the S&P 500 Index. ACC views this strategy as a prudent management of equity market sensitivity, such that earnings are not exposed to undue risk presented by changes in equity market levels. The gross notional amount of these derivative contracts was $1.4 billion and $1.5 billion at December 31, 2010 and 2009, respectively. ACC also purchases futures on the S&P 500 Index to economically hedge its obligations. The futures are marked-to-market daily and exchange traded, exposing ACC to no counterparty risk. The gross notional amount of these derivative contracts was $0.3 million and nil at December 31, 2010 and 2009, respectively.

Equity warrants were received as part of a syndicated loan restructure and do not constitute a hedge of underlying assets or liabilities.

Credit Risk

Credit risk associated with ACC’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, ACC has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements whenever practical. As of December 31, 2010 and 2009, ACC held $4.6 million and $15.6 million, respectively, in cash and recorded a corresponding liability in other liabilities for collateral ACC is obligated to return to counterparties. As of December 31, 2010 and 2009, ACC’s maximum credit exposure related to derivative assets after considering netting arrangements with counterparties and collateral arrangements was approximately $8.9 million and $9.9 million, respectively.

11.  CONTINGENCIES

ACC is not aware that it is a party to any pending legal, arbitration, or regulatory proceedings that would have a material adverse effect on its consolidated financial condition, results of operations or liquidity. However, it is possible that the outcome of any such proceedings could have a material adverse effect on the consolidated results of operations in any particular reporting period as the proceedings are resolved.

Schedule I

Submission for Schedule 1 to follow.

Ameriprise Certificate Company				Schedule 1
Investments of Securities in Unaffiliated Issuers
At December 31, 2010 (in 1000’s)

ISSURER	MATURITY DATE	COUPON RATE	PRINCIPAL AMOUNT OF BONDS & NOTES OR # of SHARES	AMORTIZED COST (NOTES (a) & (c))	VALUE (NOTE (a))

CASH EQUIVALENTS:
COMMERICAL PAPER:
ABCP - ARGENTO VARIABLE FUNDING	1/6/2011	0.30%	35,000	34,999	34,999
BNP PARIBAS FINANCE INC	1/3/2011	0.10%	32,200	32,200	32,200
ABCP - FCAR OWNER TRUST	1/18/2011	0.27%	25,000	24,997	24,997
HSBC USA INC	1/12/2011	0.20%	25,000	24,998	24,998
ABCP-OLD LINE FUNDING CORP	1/5/2011	0.23%	35,000	34,999	34,999
UNITEDHEALTH GROUP INC	1/3/2011	0.40%	30,000	29,999	29,999
TOTAL CASH EQUIVALENTS			182,200	182,192	182,192

Ameriprise Certificate Company				Schedule 1
Investments of Securities in Unaffiliated Issuers
At December 31, 2010 (in 1000’s)

ISSURER	MATURITY DATE	COUPON RATE	PRINCIPAL AMOUNT OF BONDS & NOTES OR # of SHARES	AMORTIZED COST (NOTES (a) & (c))	VALUE (NOTE (a))

AVAILABLE FOR SALE SECURITIES:
GOVERNMENT AND AGENCIES OBLIGATIONS:
FANNIE MAE	2/1/2011	6.25%	25,000	25,060	25,106
FANNIE MAE	8/25/2012	4.45%	2,988	2,988	3,067
UNITED STATES TREASURY	11/15/2028	5.25%	200	215	229
UNITED STATES TREASURY	5/15/2014	4.75%	165	168	185
TOTAL GOVERNMENT AND AGENCIES OBLIGATIONS			28,353	28,431	28,587

RESIDENTAL MORTGAGE BACKED SECURITIES
AGENCY RESIDENTAL MORTGAGE BACKED SECURITIES:
FREDDIE MAC GOLD	7/1/2014	6.50%	209	207	223
FREDDIE MAC GOLD	4/1/2015	7.00%	96	96	102
FREDDIE MAC GOLD	8/1/2016	5.00%	1,630	1,614	1,730
FREDDIE MAC GOLD	8/1/2017	5.00%	2,564	2,566	2,735
FREDDIE MAC	7/1/2022	2.63%	85	87	87
FREDDIE MAC	11/1/2023	2.44%	69	70	70
FREDDIE MAC	2/1/2024	2.79%	321	322	335
FREDDIE MAC	11/1/2023	2.57%	478	487	490
FREDDIE MAC	4/1/2024	2.60%	407	410	425
FREDDIE MAC	10/1/2029	2.73%	148	151	156
FREDDIE MAC	2/1/2025	3.18%	103	104	106
FREDDIE MAC GOLD	5/1/2023	5.50%	3,564	3,683	3,822
FREDDIE MAC GOLD	5/1/2014	6.50%	395	392	422
FREDDIE MAC GOLD	6/1/2014	6.50%	31	30	34
FREDDIE MAC GOLD	6/1/2017	6.00%	580	597	633
FREDDIE MAC GOLD	6/1/2017	6.00%	1,748	1,797	1,908
FREDDIE MAC GOLD	9/1/2017	5.00%	2,987	2,988	3,185
FREDDIE MAC GOLD	9/1/2012	5.00%	476	478	487
FREDDIE MAC GOLD	12/1/2012	5.00%	2,219	2,239	2,275
FREDDIE MAC GOLD	5/1/2013	4.50%	4,952	5,007	5,076
FREDDIE MAC GOLD	3/1/2018	5.00%	2,834	2,899	3,022
FREDDIE MAC GOLD	4/1/2013	4.50%	714	721	732
FREDDIE MAC GOLD	4/1/2013	4.50%	1,440	1,454	1,478
FREDDIE MAC GOLD	4/1/2018	5.00%	4,061	4,147	4,331
FREDDIE MAC	5/1/2037	2.55%	6,992	7,280	7,388
FREDDIE MAC	5/1/2022	2.63%	70	71	73
FREDDIE MAC GOLD	5/1/2017	6.00%	3,079	3,151	3,349
FREDDIE MAC	12/1/2031	2.58%	165	163	172
FREDDIE MAC GOLD	8/1/2022	5.50%	1,201	1,193	1,288
FREDDIE MAC GOLD	9/1/2022	5.50%	684	679	734
FREDDIE MAC	12/1/2031	3.91%	701	693	713
FREDDIE MAC	9/1/2033	4.50%	2,250	2,187	2,383
FREDDIE MAC	5/1/2033	5.02%	3,139	3,219	3,294
FREDDIE MAC	2/1/2019	2.52%	17	17	18
FREDDIE MAC	11/1/2018	2.21%	26	26	26
FREDDIE MAC	1/1/2019	2.63%	8	8	8
FREDDIE MAC	1/1/2019	2.40%	67	67	68
FREDDIE MAC	1/1/2019	2.38%	34	34	36
FREDDIE MAC	6/1/2019	2.38%	74	74	75
FREDDIE MAC	6/1/2019	2.62%	32	33	34
FREDDIE MAC	1/1/2019	2.43%	68	68	71
FREDDIE MAC	3/1/2019	2.29%	85	85	89
FREDDIE MAC	10/1/2018	2.38%	132	131	136
FREDDIE MAC	7/1/2019	2.51%	77	77	80
FREDDIE MAC	10/1/2019	2.40%	78	78	81
FREDDIE MAC	10/1/2019	2.30%	72	72	74
FREDDIE MAC	8/1/2017	2.28%	82	83	86
FREDDIE MAC	9/1/2017	2.27%	111	111	115
FREDDIE MAC	10/1/2017	2.28%	166	166	167
FREDDIE MAC	2/1/2019	2.09%	79	79	79
FREDDIE MAC	7/1/2019	1.88%	329	329	332
FREDDIE MAC	2/1/2025	2.84%	179	180	185
FREDDIE MAC	8/1/2026	2.75%	80	80	84
FREDDIE MAC	2/1/2018	4.63%	165	166	173
FREDDIE MAC	9/1/2033	4.52%	2,083	2,063	2,186
FREDDIE MAC	8/1/2034	5.14%	12,263	12,409	12,903
FANNIE MAE FNMA_99-8	3/25/2014	6.00%	769	765	807
FANNIE MAE	9/1/2017	2.64%	18	18	18
FANNIE MAE	7/1/2017	2.05%	62	62	63

Ameriprise Certificate Company				Schedule 1
Investments of Securities in Unaffiliated Issuers
At December 31, 2010 (in 1000’s)

ISSURER	MATURITY DATE	COUPON RATE	PRINCIPAL AMOUNT OF BONDS & NOTES OR # of SHARES	AMORTIZED COST (NOTES (a) & (c))	VALUE (NOTE (a))
FANNIE MAE	8/1/2020	4.80%	75	78	75
FANNIE MAE	11/1/2019	4.66%	200	201	208
FANNIE MAE	8/1/2019	1.88%	226	228	226
FANNIE MAE	3/1/2033	4.83%	427	434	450
FANNIE MAE	2/1/2024	2.88%	372	374	390
FANNIE MAE	9/1/2011	7.00%	15	15	16
FANNIE MAE	9/1/2011	7.50%	44	43	44
FANNIE MAE	3/1/2012	7.00%	56	56	58
FANNIE MAE	2/1/2014	5.50%	12	12	13
FANNIE MAE	3/1/2014	5.50%	810	800	872
FANNIE MAE	4/1/2014	5.50%	850	839	915
FANNIE MAE	11/1/2012	5.00%	1,262	1,268	1,342
FANNIE MAE	12/1/2012	5.00%	2,236	2,244	2,381
FANNIE MAE	1/1/2013	5.00%	3,575	3,598	3,830
FANNIE MAE	1/1/2018	5.00%	7,967	8,003	8,521
FANNIE MAE	1/1/2018	5.50%	4,377	4,478	4,723
FANNIE MAE	2/1/2013	5.00%	533	535	565
FANNIE MAE	3/1/2025	2.44%	281	285	294
FANNIE MAE	9/1/2024	6.00%	1,416	1,398	1,537
FANNIE MAE	8/1/2011	7.00%	13	13	13
FANNIE MAE	6/1/2012	8.00%	60	60	62
FANNIE MAE	9/1/2013	6.00%	22	22	23
FANNIE MAE	4/1/2014	6.50%	512	506	558
FANNIE MAE	7/1/2014	6.00%	216	214	234
FANNIE MAE	5/1/2012	7.00%	60	59	62
FANNIE MAE	8/1/2014	6.50%	235	233	256
FANNIE MAE	2/1/2022	5.50%	1,138	1,128	1,233
FANNIE MAE	10/1/2016	5.50%	2,147	2,150	2,312
FANNIE MAE	9/1/2016	5.00%	3,501	3,467	3,734
FANNIE MAE	6/1/2032	5.49%	1,021	1,024	1,079
FANNIE MAE	5/1/2031	2.65%	736	735	737
FANNIE MAE	6/1/2031	2.59%	552	550	573
FANNIE MAE	5/1/2016	6.00%	530	527	577
FANNIE MAE	5/1/2016	5.50%	1,832	1,835	1,973
FANNIE MAE	11/1/2016	5.00%	2,109	2,081	2,249
FANNIE MAE	1/1/2017	5.00%	1,844	1,827	1,967
FANNIE MAE	1/1/2032	2.53%	734	729	753
FANNIE MAE	12/1/2016	5.50%	1,985	1,966	2,138
FANNIE MAE	2/1/2017	5.00%	2,537	2,529	2,705
FANNIE MAE	3/1/2017	5.00%	3,124	3,115	3,341
FANNIE MAE	8/1/2032	2.90%	532	532	555
FANNIE MAE	10/1/2032	2.03%	958	959	984
FANNIE MAE	10/1/2032	2.00%	1,596	1,597	1,641
FANNIE MAE	8/1/2032	2.90%	764	764	797
FANNIE MAE	8/1/2032	2.78%	895	893	935
FANNIE MAE	9/1/2032	2.57%	373	374	389
FANNIE MAE	9/1/2032	2.38%	322	323	331
FANNIE MAE	10/1/2032	2.40%	725	729	747
FANNIE MAE	10/1/2032	2.40%	294	295	304
FANNIE MAE	10/1/2032	2.59%	539	540	562
FANNIE MAE	11/1/2032	5.31%	1,957	1,962	2,073
FANNIE MAE	11/1/2032	5.19%	2,244	2,260	2,384
FANNIE MAE	12/1/2032	1.92%	1,015	1,019	1,031
FANNIE MAE	12/1/2032	5.05%	1,498	1,504	1,593
FANNIE MAE	12/1/2032	1.92%	1,291	1,297	1,312
FANNIE MAE FNMA_03-28	8/25/2022	5.00%	2,011	2,024	2,068
FREDDIE MAC FHLMC_2542	5/15/2022	5.50%	2,472	2,500	2,546
FREDDIE MAC FHLMC_2558	6/15/2022	5.50%	2,835	2,859	2,936
FREDDIE MAC FHLMC_2548	3/15/2022	5.50%	4,798	4,820	4,899
FREDDIE MAC FHLMC_2550	7/15/2022	5.50%	2,124	2,145	2,201
FREDDIE MAC FHLMC_2556	1/15/2022	5.50%	4,214	4,228	4,265
FREDDIE MAC FHLMC_2574	12/15/2022	5.00%	2,471	2,502	2,582
FREDDIE MAC FHLMC_2586	1/15/2023	5.50%	3,656	3,722	3,858
FREDDIE MAC FHLMC_2597	7/15/2022	5.50%	7,937	8,022	8,191
FREDDIE MAC FHLMC_2595	4/15/2022	5.50%	14,175	14,282	14,487
FREDDIE MAC FHLMC_2603	1/15/2022	5.50%	2,876	2,886	2,882
FHLMC_2619	7/15/2022	5.00%	5,143	5,196	5,341
FNMA_04-81	10/25/2020	4.35%	3,042	3,036	3,098
FNMA_04-89	1/25/2022	4.50%	2,422	2,413	2,482
FANNIE MAE FNMA_05-40	9/25/2030	5.00%	1,959	1,956	1,978
FREDDIE MAC FHLMC_2770	6/15/2032	3.75%	2,954	2,947	3,033
FHLMC_2835	9/15/2032	4.50%	4,232	4,226	4,372
FHLMC_2872	4/15/2022	4.50%	3,604	3,602	3,723
FHLMC_2907	3/15/2019	4.50%	2,741	2,738	2,879
FHLMC_2901	10/15/2033	4.50%	820	819	857
FSPC_T-76	10/25/2037	4.78%	20,289	20,722	20,367
FANNIE MAE	4/1/2033	4.89%	1,852	1,878	1,955
FANNIE MAE	5/1/2018	4.50%	15,671	16,075	16,601
FANNIE MAE	5/1/2018	5.00%	3,683	3,765	3,944
FANNIE MAE	6/1/2018	5.00%	2,606	2,664	2,790
FANNIE MAE	9/1/2033	4.38%	6,400	6,414	6,720
FANNIE MAE	6/1/2034	4.65%	1,261	1,249	1,318
FANNIE MAE	7/1/2033	4.83%	3,895	3,879	4,089
FANNIE MAE	7/1/2034	4.73%	2,303	2,257	2,431
FANNIE MAE	8/1/2033	3.93%	5,006	4,803	5,251
FANNIE MAE	7/1/2035	2.62%	14,544	15,009	15,202
FANNIE MAE	9/1/2033	5.04%	1,199	1,202	1,270
FANNIE MAE	10/1/2033	4.51%	2,963	2,921	3,136
FANNIE MAE	11/1/2033	4.73%	1,139	1,140	1,206
FANNIE MAE	12/1/2033	4.47%	2,511	2,483	2,650
FANNIE MAE	4/1/2034	4.74%	1,738	1,754	1,833

Ameriprise Certificate Company				Schedule 1
Investments of Securities in Unaffiliated Issuers
At December 31, 2010 (in 1000’s)

ISSURER	MATURITY DATE	COUPON RATE	PRINCIPAL AMOUNT OF BONDS & NOTES OR # of SHARES	AMORTIZED COST (NOTES (a) & (c))	VALUE (NOTE (a))
FANNIE MAE	10/1/2034	5.15%	4,258	4,312	4,524
FANNIE MAE	11/1/2034	5.02%	2,122	2,159	2,231
FANNIE MAE	10/1/2034	5.03%	3,630	3,647	3,849
FANNIE MAE	9/1/2034	2.53%	2,237	2,243	2,341
FANNIE MAE	1/1/2035	2.74%	7,293	7,362	7,637
FANNIE MAE	2/1/2035	4.89%	2,917	2,938	3,091
FANNIE MAE	8/1/2035	4.90%	3,624	3,645	3,809
FANNIE MAE	6/1/2018	4.50%	15,094	15,498	15,999
FANNIE MAE	6/1/2036	2.94%	15,654	15,938	16,386
FANNIE MAE	4/1/2036	2.89%	11,037	11,322	11,550
FANNIE MAE	1/1/2038	5.34%	17,883	18,854	18,968
FANNIE MAE	6/1/2023	4.50%	23,443	24,016	24,615
FANNIE MAE	9/1/2035	2.60%	10,537	10,790	11,019
FANNIE MAE	8/1/2037	3.40%	7,839	8,127	8,214
FANNIE MAE	8/1/2037	5.67%	7,446	7,857	7,918
FANNIE MAE	12/1/2020	3.00%	24,825	25,456	25,329
FANNIE MAE	6/1/2019	4.00%	18,178	18,431	19,022
FANNIE MAE	12/1/2020	3.50%	24,769	25,809	25,659
GNMA II	3/20/2023	3.38%	216	219	223
GNMA II	3/20/2017	3.38%	83	83	86
GNMA II	7/20/2017	2.63%	52	51	53
GNMA II	8/20/2017	2.63%	4	4	4
GNMA II	10/20/2017	3.13%	167	166	172
GNMA II	11/20/2017	3.13%	18	18	18
GNMA II	12/20/2017	3.13%	34	34	35
GNMA II	5/20/2018	3.38%	70	69	72
GNMA II	4/20/2018	3.38%	5	5	5
GNMA II	6/20/2018	3.38%	96	95	99
GNMA II	7/20/2018	2.63%	36	35	36
GNMA II	11/20/2018	3.50%	13	13	13
GNMA II	12/20/2018	3.50%	59	58	60
GNMA II	6/20/2025	3.38%	200	201	206
GNMA_04-19	3/20/2034	4.50%	1,868	1,868	1,908
TOTAL AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES			501,446	509,631	524,521

NON-AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES:
ARMT_2004-2	2/25/2035	2.87%	1,891	1,919	1,688
BAA_2003-1	2/25/2033	5.00%	1,517	1,522	1,503
BAFC_05-G	10/20/2035	5.17%	10,152	9,541	9,749
BAFC_10-R5	6/26/2046	0.42%	4,972	4,892	4,879
BALTA_05-2	4/25/2035	4.60%	5,140	5,129	4,193
BALTA_05-2	4/25/2035	3.52%	4,151	4,173	601
BANC OF AMERICA FUNDING CORP B	9/20/2035	3.14%	4,914	4,945	3,856
BCAP LLC TRUST BCAP_09-RR10	10/26/2035	5.20%	14,444	14,444	14,848
BCAP LLC TRUST BCAP_09-RR8	3/26/2037	5.50%	17,266	17,027	17,997
BCAP_09-RR1	7/26/2037	5.74%	3,628	3,602	3,657
BCAP_09-RR1	11/26/2034	2.86%	8,027	7,466	8,069
BCAP_09-RR1	5/26/2035	2.84%	29,004	26,981	29,173
BCAP_09-RR1	5/26/2035	2.83%	16,139	15,013	16,233
BCAP_09-RR1	8/26/2037	1.53%	17,959	17,804	18,305
BCAP_10-RR6	7/26/2037	0.61%	15,120	14,876	14,888
BCAP_10-RR6	1/26/2037	5.49%	10,316	10,469	10,483
BCAP_10-RR7	4/26/2035	5.02%	19,024	19,438	19,759
BOAMS_03-I	10/25/2033	3.23%	6,250	6,230	6,178
BOAMS_04-5	6/25/2019	5.00%	2,934	2,988	3,052
BOAMS_04-B	3/25/2034	3.05%	5,597	5,581	2,612
BOAMS_04G	7/25/2034	3.10%	6,006	5,901	2,580
BOAMS_06-B	8/25/2034	5.87%	3,819	3,489	3,203
BOAMS_2004-E	11/20/2046	2.87%	13,308	13,247	12,605
BOAMS_2004-E	6/25/2034	2.93%	4,169	4,005	1,673
BOAMS_2004-H	6/25/2034	3.16%	3,289	3,252	1,027
BSMF_06-AR5	9/25/2034	0.47%	12,539	5,053	3,328
BVMBS_05-1	12/25/2046	3.50%	7,183	7,164	5,588
CDMC_03-7P	2/22/2035	4.87%	3,995	4,124	4,130
CFLX_07-M1	6/25/2017	0.41%	17,798	16,332	9,653
CHASE_03-S7	8/25/2037	0.66%	4,851	4,287	4,525
CHASE_07-A1	8/25/2018	3.05%	23,533	23,314	22,977
CMLTI_05-3	2/25/2037	2.93%	4,474	4,452	3,368
CMLTI_09-3	8/25/2035	2.63%	6,701	6,451	6,664
CMLTI_09-9	10/25/2033	4.92%	8,389	8,431	8,500
CMLTI_09-9	4/25/2034	5.36%	4,199	4,220	4,268
CMLTI_10-10	10/25/2035	2.72%	6,829	6,812	6,846
CMLTI_10-7	11/25/2035	4.82%	5,350	5,350	5,441
CMLTI_10-7	2/25/2035	3.00%	6,966	6,966	6,964
CMLTI_10-9	12/25/2035	4.90%	4,974	5,123	5,049
COUNTRYWIDE HOME LOANS CWHL_03	11/25/2035	4.66%	32,433	33,259	33,178
CSMC_09-9R	1/19/2034	5.50%	8,262	8,098	8,602
CSMC_10-12R	4/26/2037	4.00%	8,012	8,164	8,108
CSMC_10-13R	11/26/2035	5.50%	11,632	12,027	11,846
CSMC_10-16	11/26/2035	3.00%	35,601	35,601	35,601
CSMC_10-17R	6/25/2050	2.78%	15,073	15,073	15,073
CSMC_10-1R	6/26/2036	5.00%	2,709	2,759	2,779
CWA_2004-33	5/27/2036	3.17%	1,038	1,050	872
CWALT_05-24	12/25/2034	1.65%	3,966	4,004	2,492
CWALT_05-27	7/20/2035	1.89%	5,283	5,332	2,979
CWALT_06-OA19	8/25/2035	0.51%	17,031	4,866	3,905
CWHL_03-10	2/20/2047	5.50%	26,606	27,765	27,675
CWHL_04-12	5/25/2033	2.99%	5,009	3,312	436
CWHL_05-HYB7	8/25/2034	5.50%	12,489	11,750	9,799

Ameriprise Certificate Company				Schedule 1
Investments of Securities in Unaffiliated Issuers
At December 31, 2010 (in 1000’s)

ISSURER	MATURITY DATE	COUPON RATE	PRINCIPAL AMOUNT OF BONDS & NOTES OR # of SHARES	AMORTIZED COST (NOTES (a) & (c))	VALUE (NOTE (a))
DBALT_06-AR6	11/20/2035	0.43%	22,384	15,339	14,028
DBALT_07-AR1	2/25/2037	0.42%	20,595	17,189	10,161
DBALT_07-OA1	1/25/2047	0.41%	5,776	5,291	3,122
FHAMS_04-AA7	2/25/2047	2.38%	1,403	1,415	1,140
FHAMS_05-AA2	2/25/2035	2.62%	2,622	2,671	2,114
FHAMS_05-AA3	3/25/2035	2.51%	6,539	6,600	5,361
FHAT_2004-A4	5/25/2035	2.55%	2,355	2,393	2,037
GMHE_2004-AR2	10/25/2034	3.42%	2,296	2,302	2,187
GMHE_2004-AR2	8/19/2034	5.16%	4,216	4,223	4,284
GPMF_05-AR5	8/19/2034	2.34%	8,010	7,773	5,048
GS MORTGAGE SECURITIES CORPORATION	11/25/2045	2.88%	6,415	5,695	6,427
GS MORTGAGE SECURITIES CORPORATION	11/25/2035	2.85%	3,992	3,546	3,975
GSR MORTGAGE LOAN TRUST GSR_05	11/25/2035	2.88%	6,300	5,936	5,601
GSR_05-AR1	11/25/2035	2.94%	7,046	7,079	6,450
GSR_05-AR3	1/25/2035	2.94%	6,141	6,169	5,059
GSR_05-AR5	5/25/2035	2.98%	9,288	9,289	7,446
HARBORVIEW MORTGAGE LOAN TRUST	10/25/2035	4.76%	3,234	3,257	3,183
HVML_2004-4	4/19/2034	1.38%	179	177	144
HVMLT_04-7	6/19/2034	2.42%	3,577	3,547	3,014
HVMLT_05-15	11/19/2034	2.34%	9,789	9,206	6,211
HVMLT_05-8	10/20/2045	1.84%	3,706	3,736	2,058
HVMLT_06-14	9/19/2035	0.46%	10,665	4,248	2,527
HVMLT_2004-10	1/25/2047	2.82%	1,918	1,938	1,608
HVMLT_2004-6	1/19/2035	4.66%	2,059	2,044	1,874
INDX_05-AR1	8/19/2034	3.03%	123	123	111
INDYMAC INDX MORTGAGE LOAN TRUST	3/25/2035	2.76%	5,879	5,911	4,509
JEFFERIES & CO JMAC_09-R12	5/25/2035	2.99%	17,890	17,245	17,711
JEFFERIES & CO JMAC_09-R12	2/26/2035	2.96%	7,743	7,464	7,743
JMAC_09-R11	1/26/2035	5.27%	10,626	10,522	10,876
JMAC_09-R3	10/26/2035	5.26%	12,980	11,271	13,383
JMAC_10-R8	12/26/2035	0.48%	4,947	4,725	5,009
JP MORGAN REREMIC JPMRR_10-5	2/26/2047	5.01%	4,409	4,436	4,407
LUMINENT MORTGAGE TRUST LUM_06	8/26/2036	0.50%	4,554	2,146	1,180
LUMINENT MORTGAGE TRUST LUM_07	10/25/2046	0.45%	6,297	2,752	1,375
LVII_09-1	1/25/2037	5.95%	8,523	8,460	8,561
MARM_05-1	11/27/2037	3.14%	4,139	4,200	2,759
MERRILL LYNCH MOR INVEST INC M	2/25/2035	2.57%	4,633	4,625	4,401
MLCC_2004-1	8/25/2033	2.33%	1,543	1,546	1,370
MLMI_05-A1	12/25/2034	2.84%	3,277	3,286	3,175
MLMI_05-A2	12/25/2034	2.77%	6,079	6,079	5,823
MSM_2004-10AR	2/25/2035	3.01%	805	814	743
MSM_2004-10AR	11/25/2034	2.80%	2,990	3,032	2,815
MSM_2004-6AR	11/25/2034	3.20%	5,033	3,233	1,534
MSRR_10-R5	8/25/2034	0.42%	10,638	10,095	10,390
MSRR_10-R5	7/26/2036	0.49%	13,250	12,569	12,903
MSRR_10-R6	5/26/2037	0.62%	8,995	8,565	8,762
RALI_04-QR1	9/26/2036	5.25%	2,052	2,059	1,975
RALI_04-QS5	10/25/2034	4.75%	1,777	1,771	1,753
RALI_05-Q	4/25/2034	3.48%	2,339	298	222
RALI_05-QA2	7/25/2035	3.26%	6,062	6,115	4,314
RALI_07-Q	2/25/2035	0.45%	10,273	4,259	2,193
RBSSP_09-8	2/25/2047	0.96%	18,144	15,799	16,103
RFMSI_03-QS2	5/21/2035	4.50%	1,658	1,644	1,652
RFMSI_05-SA2	2/25/2033	5.14%	12,275	12,296	11,518
SASC_2003-24A	6/25/2035	5.64%	1,187	1,206	1,166
STRUCTURED ADJUSTABLE RATE MORT	7/25/2033	2.71%	5,599	5,703	2,059
WAMU_03-AR6	3/25/2034	2.70%	5,083	5,070	5,009
WAMU_04-AR10	6/25/2033	0.69%	2,024	2,031	1,497
WAMU_05-AR3	7/25/2044	2.72%	6,092	6,113	5,591
WASHINGTON MUTUAL WAMU_05-AR10	3/25/2035	2.77%	10,000	10,000	7,995
WASHINGTON MUTUAL WAMU_05-AR4	9/25/2035	2.72%	10,000	9,966	8,002
WFMBS_03-14	4/25/2035	4.75%	5,060	4,887	5,161
WFMBS_03-16	12/25/2018	4.75%	6,718	6,411	6,874
WFMBS_03-M	12/25/2018	4.68%	6,908	7,135	7,115
WFMBS_04-0	12/25/2033	4.86%	2,816	2,791	2,902
WFMBS_04-CC	8/25/2034	4.91%	3,196	3,206	3,177
WFMBS_04-DD	1/25/2035	2.77%	5,761	5,763	4,806
WFMBS_04-K	1/25/2035	4.70%	21,491	22,259	22,263
WFMBS_04-P	7/25/2034	2.91%	6,442	6,309	2,880
WFMBS_04-Q	9/25/2034	4.86%	12,988	13,188	13,302
WFMBS_04-W	9/25/2034	2.76%	20,000	20,041	18,806
WFMBS_05-AR12	11/25/2034	2.83%	10,000	9,421	9,271
WFMBS_05-AR2	7/25/2035	2.85%	2,043	2,050	1,903
WFMBS_05-AR2	3/25/2035	4.88%	5,796	5,753	4,928
TOTAL NON-AGENCY RESIDENTIAL MORTGAGE BACKED SECURITIES			1,031,603	962,779	882,493

TOTAL RESIDENTIAL MORTGAGE BACKED SECURITIES			1,533,049	1,472,410	1,407,014

ASSET BACKED SECURITIES:
ABSHE_05-HE2	2/25/2035	0.71%	4,658	3,779	4,256
ACCR_05-4	12/25/2035	0.47%	3,440	3,283	3,334
AMCAR_06-BG	9/6/2013	5.21%	7,735	7,686	7,881
AMXCA_06-2	1/15/2014	5.35%	10,000	10,099	10,222
CARAT_07-4A	5/15/2014	5.30%	9,729	9,736	9,982
CBASS_05-RP2	9/25/2035	6.09%	1,883	1,721	1,827
CDTIM_05-1A	5/20/2017	4.67%	836	836	842
CENTEX HOME EQUITY CHECK_03-A	12/25/2031	4.25%	1,624	1,610	1,578
CITIBANK CREDIT CARD ISSUANCE	5/10/2013	5.45%	15,000	15,025	15,255
CLI FUNDING LLC CLIF_06-1	8/18/2021	0.44%	5,143	3,073	4,342
CMLTI_09-6	4/25/2037	0.32%	3,944	3,884	3,907

Ameriprise Certificate Company				Schedule 1
Investments of Securities in Unaffiliated Issuers
At December 31, 2010 (in 1000’s)

ISSURER	MATURITY DATE	COUPON RATE	PRINCIPAL AMOUNT OF BONDS & NOTES OR # of SHARES	AMORTIZED COST (NOTES (a) & (c))	VALUE (NOTE (a))
CMLTI_09-7	4/25/2037	0.36%	7,902	7,577	7,801
COLLE_02-2	3/1/2042	1.76%	10,000	7,762	8,900
COMET_06-A5	1/15/2016	0.32%	30,000	27,260	29,741
CWHEL_04-K	2/15/2034	0.56%	666	596	329
CWL_05-4	10/25/2035	0.72%	16,952	14,758	16,150
DCENT_07-A2	6/15/2015	0.64%	16,010	14,623	15,986
DCMT_05-4	6/16/2015	0.35%	15,000	13,548	14,897
EQUITY ONE EQABS_2004-3	7/25/2034	5.10%	5,690	5,741	5,631
FMIC_04-3	8/25/2034	2.11%	7,356	6,381	6,216
FORDO_09-B	7/15/2014	4.50%	10,000	9,999	10,624
FREMONT HOME LOAN TRUST FHLT_0	6/25/2035	0.74%	3,945	3,805	3,910
GALC_09-1	12/15/2013	3.19%	7,551	7,715	7,733
GOAL CAPITAL FUNDING TRUST GOA	6/25/2021	0.32%	1,629	1,583	1,620
JPMAC_06-HE2	7/25/2036	0.36%	3,346	3,253	3,291
LIFT - LEASE INVESTMENT FLIGHT	7/15/2016	0.69%	805	805	758
LRF_10-4	8/20/2018	1.70%	5,583	5,486	5,486
OOMLT_07-HL1	2/25/2038	0.38%	3,409	3,263	3,324
POPLR_05-3	7/25/2035	4.44%	1,544	1,541	1,539
RAMC_05-3	11/25/2035	4.81%	4,140	4,133	3,941
RAMP_06-EFC1	2/25/2036	0.46%	1,997	1,846	1,853
RASC_03-K10	12/25/2033	4.54%	5,056	5,119	5,106
RASC_05-KS12	1/25/2036	0.51%	5,253	4,746	5,022
RESTRUCTURED ASSET SECURITIES	12/15/2030	4.00%	2,451	2,442	2,426
RFMSI_04-KS9	10/25/2034	4.62%	8,200	7,700	7,052
SBAC_10-1	4/15/2040	4.25%	5,000	5,269	5,209
SBAP_02-20J	10/1/2022	4.75%	2,060	2,089	2,181
SBAP_03-10F	11/1/2013	3.90%	884	888	908
SBAP_04-10A	1/1/2014	3.87%	1,888	1,896	1,941
SBAP_05-10D	7/1/2015	4.51%	2,260	2,260	2,359
SLMA_03-A	9/15/2020	0.74%	8,746	7,174	8,164
SLMA_05-A	12/15/2020	0.44%	11,373	8,576	10,884
SLMA_05-B	3/15/2023	0.48%	18,119	15,474	16,612
SLMA_06-3	7/25/2019	0.37%	15,000	14,462	14,882
SVHE_06-EQ1	10/25/2036	0.37%	2,750	2,709	2,680
TAL ADVANTAGE LLC TAL_10-2	10/20/2025	4.30%	9,833	9,832	9,710
UHAUL_10-BT1A	10/25/2023	4.90%	12,880	12,880	12,646
UPFCA_07-A	7/15/2013	5.53%	2,530	2,449	2,530
VOLKSWAGEN AUTO LOAN ENHANCED	3/20/2013	5.47%	9,256	9,460	9,460
VWALT_09-A	4/16/2012	3.41%	8,512	8,512	8,594
TOTAL ASSET BACKED SECURITIES			349,568	326,344	341,522

COMMERICAL MORTGAGE BACKED SECURITIES
AGENCY COMMERICAL MORTGAGE BACKED SECURITIES:
FANNIE MAE	1/1/2019	6.08%	5,154	5,208	5,127
FMGT_03-T5	3/25/2013	4.06%	2,415	2,415	2,501
GNMA_02-81	4/16/2025	3.82%	5,454	5,438	5,618
GNMA_04-10	7/16/2031	4.04%	6,916	6,893	7,296
GNMA_09-63	1/16/2038	3.40%	24,350	24,174	25,304
GNMA_10-16	1/16/2040	3.21%	9,870	9,984	10,211
GNMA_10-161	5/16/2035	2.11%	5,000	5,089	5,017
GNMA_10-65	11/16/2028	2.02%	9,921	9,922	10,041
GNMA_2004-23	9/16/2027	3.63%	7,207	7,200	7,454
GNMA_2004-45	12/16/2021	4.02%	1,467	1,463	1,469
TOTAL AGENCY COMMERICAL MORTGAGE BACKED SECURITIES			77,754	77,786	80,038

NON-AGENCY COMMERICAL MORTGAGE BACKED SECURITIES:
BACM_02-2	7/11/2043	5.12%	10,835	10,737	11,162
BACM_03-1	9/11/2036	3.88%	2,189	2,184	2,218
BACM_05-1	11/10/2042	5.16%	10,000	10,898	10,776
BACM_05-4	7/10/2045	4.76%	11,063	10,871	11,176
BACM_2004-5	11/10/2041	4.18%	20	19	20
BACM_2004-5	11/10/2041	4.56%	14,866	14,840	15,134
BSCMS_03-TOP10	3/13/2040	4.00%	1,482	1,481	1,511
BSCMS_05-PW10	12/11/2040	5.38%	9,999	10,661	10,644
BSCMS_05-PWR7	2/11/2041	4.95%	5,478	5,458	5,574
BSCMS_07-PW16	6/11/2040	5.59%	9,241	8,959	9,396
BSCMS_2004-PWR5	7/11/2042	4.25%	1,196	1,195	1,202
CD_05-C1	7/15/2044	5.22%	14,560	15,543	15,493
CGCMT_05-EMG	9/20/2051	4.52%	14,052	14,277	14,550
COMM_04-LNB3	7/10/2037	4.71%	627	627	630
CSFBMSC_02-CKS4	11/15/2036	4.49%	1,054	1,051	1,054
CSFBMSC_03-C3	5/15/2038	3.94%	6,190	6,093	6,422
CSFBMSC_04-C2	5/15/2036	3.82%	13,484	13,506	13,655
ESA_10-ESHA	11/5/2027	2.95%	9,984	9,984	9,821
FUNBCMT_01-C4	12/12/2033	6.22%	5,795	5,801	5,939
GCCFC_05-GG3	8/10/2042	4.31%	10,118	10,279	10,217
GCCFC_05-GG5	4/10/2037	5.12%	15,830	16,138	15,951
GCCFC_07-GG11	12/10/2049	5.36%	21,644	21,169	22,304
GCCFC_07-GG9	3/10/2039	5.38%	13,015	13,294	13,371
GECMC_05-C3	7/10/2045	5.05%	2,040	2,038	2,038
GECMC_05-C3	7/10/2045	4.94%	95	99	99
GFCM_03-1	5/12/2035	5.25%	4,559	4,367	4,833
GMACC_02-C3	7/10/2039	4.15%	3,364	3,333	3,406
GMACC_03-C2	5/10/2040	5.47%	7,000	7,018	7,536
GMACCMSI_2004-C3	12/10/2041	4.21%	2,285	2,281	2,301
GSMS_05-GG4	7/10/2039	4.68%	3,486	3,409	3,633
GSMS_07-EOP	3/6/2020	0.36%	12,823	12,709	12,511
GSMS_10-C2	12/10/2043	3.85%	10,000	10,100	10,189
GSMS_2004-GG2	8/10/2038	4.60%	2,234	2,233	2,245
JPMCC_01-CIB2	4/15/2035	6.43%	18,145	18,088	18,390

Ameriprise Certificate Company				Schedule 1
Investments of Securities in Unaffiliated Issuers
At December 31, 2010 (in 1000’s)

ISSURER	MATURITY DATE	COUPON RATE	PRINCIPAL AMOUNT OF BONDS & NOTES OR # of SHARES	AMORTIZED COST (NOTES (a) & (c))	VALUE (NOTE (a))
JPMCC_02-CIB5	10/12/2037	4.37%	1,237	1,237	1,255
JPMCC_03-CB7	1/12/2038	4.88%	10,000	10,592	10,595
JPMCC_05-LDP1	3/15/2046	4.85%	7,138	7,189	7,470
JPMCC_05-LDP5	12/15/2044	5.20%	10,000	10,402	10,428
JPMCC_07-CB20	2/12/2051	5.63%	11,000	11,441	11,482
JPMCC_10-C2	11/15/2043	2.75%	9,910	10,006	9,798
JPMCC_10-CNTR	8/5/2032	3.30%	12,267	12,386	12,076
JPMCCMSC_03-CIBC6	7/12/2037	4.39%	2,962	2,950	3,056
JPMCMFC_03-LN1	10/15/2037	4.13%	3,762	3,670	3,915
LB-UBS COMM MORT TRUST LBUBSCM	9/15/2026	4.07%	1,476	1,477	1,505
LB-UBS COMM MORT TRUST LBUBSCM	9/15/2027	4.06%	1,735	1,734	1,736
LB-UBS COMMERCIAL MORTGAGE TRUST	9/15/2039	5.23%	4,585	4,579	4,588
LBUBS_05-C1	2/15/2030	4.31%	3,230	3,221	3,236
LBUBS_05-C2	4/15/2030	4.82%	2,855	2,849	2,856
LBUBS_05-C7	11/15/2030	5.10%	12,111	11,827	12,118
LBUBSCMT_04-C4	6/15/2029	4.57%	1,925	1,925	1,930
LBUBSCMT_05-C5	9/15/2030	4.95%	22,000	23,759	23,465
LBUBSCMT_2004-C8	12/15/2029	4.20%	3,418	3,413	3,435
MLMT_05-CIP1	7/12/2038	4.96%	7,852	7,633	8,000
MSC 2004-IQ8 A3	6/15/2040	4.50%	995	994	1,001
MSC_07-HQ13	12/15/2044	5.36%	11,210	11,079	11,643
PCMT_03-PWR1	2/11/2036	3.67%	2,064	2,049	2,071
WBCMT_05-C17	3/15/2042	5.04%	3,812	3,798	3,984
WBCMT_05-C19	2/14/2043	6.85%	506	507	509
TOTAL NON-AGENCY COMMERICAL MORTGAGE BACKED SECURITIES			416,803	421,457	427,553

TOTAL COMMERICAL MORTGAGE BACKED SECURITIES			494,557	499,243	507,591

CORPORATE DEBT SECURITIES:
Aerospace
L-3 COMMUNICATIONS CORP	1/15/2015	5.88%	1,000	1,000	1,019
NORTHROP GRUMMAN CORP	2/15/2011	7.13%	5,000	5,013	5,035
			6,000	6,013	6,054
Banking
SUNTRUST BANK	4/1/2011	6.38%	3,500	3,519	3,544
US BANK NA	8/1/2011	6.38%	1,455	1,473	1,503
WASHINGTON MUTUAL BANK FA	6/15/2011	0.00%	1,500	—	2	(d)
			6,455	4,992	5,049
Building Products
KB HOME	2/1/2014	5.75%	1,660	1,657	1,660
KB HOME	1/15/2015	5.88%	2,035	2,029	1,984
			3,695	3,686	3,644
Cable
COMCAST CORP	3/15/2011	5.50%	17,500	17,531	17,668
COMCAST HOLDINGS CORP	7/15/2012	10.63%	2,250	2,495	2,549
CSC HOLDINGS INC	4/15/2012	6.75%	64	64	66
DIRECTV HOLDINGS LLC/DIRECTV F	6/15/2015	6.38%	1,985	1,973	2,052
ECHOSTAR DBS CORP	10/1/2011	6.38%	1,000	1,000	1,030
ROGERS CABLE SYSTEMS	6/15/2013	6.25%	1,500	1,507	1,668
ROGERS COMMUNICATIONS INC	3/1/2014	6.38%	8,800	9,698	9,888
VIDEOTRON - LE GRPE LTD	1/15/2014	6.88%	1,000	1,004	1,013
			34,099	35,272	35,934
Chemicals
DOW CHEMICAL CO/THE	5/15/2014	7.60%	8,950	10,143	10,323
LYONDELL CHEMICAL CO	5/1/2018	11.00%	100	100	113
NOVA CHEMICALS CORPORATION	1/15/2012	6.50%	1,800	1,814	1,868
			10,850	12,057	12,304
Conglom/Drivers Mfg
VALMONT INDUSTRIES INC	5/1/2014	6.88%	1,500	1,501	1,530
			1,500	1,501	1,530
Containers
CROWN AMERICAS LLC	11/15/2015	7.75%	1,145	1,160	1,191
			1,145	1,160	1,191
Electronic/Information/Data Technology
MOOG INC	1/15/2015	6.25%	1,500	1,505	1,515
			1,500	1,505	1,515
Electric, Gas & Other
ARIZONA PUB SERVICE	10/15/2011	6.38%	8,225	8,320	8,565
ARIZONA PUB SERVICE	3/1/2012	6.50%	8,300	8,555	8,772
CENTERPOINT ENERGY RESOURCES C	4/1/2013	7.88%	16,862	19,125	19,061
CENTERPOINT ENERGY RESOURCES C	2/15/2011	7.75%	11,456	11,490	11,542
COLORADO INTERSTATE GAS CO	11/15/2015	6.80%	16,240	18,285	18,709
CONSOLIDATED NAT GAS CO	3/1/2014	5.00%	9,475	10,404	10,165
DTE ENERGY CO	6/1/2011	7.05%	14,000	14,042	14,352
FIRSTENERGY CORP	11/15/2011	6.45%	889	890	927
GENON ENERGY INC	12/15/2014	6.75%	1,092	1,098	1,117
NEVADA POWER COMPANY	4/15/2012	6.50%	2,522	2,644	2,682
NISOURCE FINANCE CORPORATION	3/1/2013	6.15%	5,000	5,326	5,454
NISOURCE FINANCE CORPORATION	7/15/2014	5.40%	10,000	10,629	10,819
PACIFIC GAS AND ELECTRIC COMPANY	3/1/2014	4.80%	4,400	4,849	4,728
PROGRESS ENERGY INC	3/1/2011	7.10%	20,721	20,774	20,932
TRANS CONTINENTAL GAS PIPELINE	8/15/2011	7.00%	5,250	5,271	5,446
TRANSALTA CORPORATION	1/15/2015	4.75%	3,600	3,912	3,804
WISCONSIN ENERGY CORP	4/1/2011	6.50%	11,985	12,042	12,158
			150,017	157,656	159,233
Energy
CHESAPEAKE ENERGY CORP	8/15/2017	6.50%	210	209	211
DENBURY RESOURCES INC	4/1/2013	7.50%	665	666	672
KERR-MCGEE CORP	9/15/2011	6.88%	8,640	8,658	8,969
MARATHON OIL CANADA CORP	5/1/2012	8.38%	4,180	4,452	4,548
NEWFIELD EXPLORATION CO	9/1/2014	6.63%	200	202	204
PHILLIPS PETROLEUM COMPANY	2/15/2011	9.38%	10,000	10,058	10,101

Ameriprise Certificate Company				Schedule 1
Investments of Securities in Unaffiliated Issuers
At December 31, 2010 (in 1000’s)

ISSURER	MATURITY DATE	COUPON RATE	PRINCIPAL AMOUNT OF BONDS & NOTES OR # of SHARES	AMORTIZED COST (NOTES (a) & (c))	VALUE (NOTE (a))
WEATHERFORD INTERNATIONAL LTD	3/15/2013	5.15%	242	248	257
XTO ENERGY INC	2/1/2014	4.90%	1,000	998	1,099
			25,137	25,491	26,061
Finance - Other
ALERIS INTERNATIONAL INC	6/1/2020	6.00%	4	4	4
DIAGEO CAPITAL PLC	1/15/2014	7.38%	3,000	3,415	3,474
HERTZ CORPORATION - THE	1/1/2014	8.88%	1,645	1,648	1,682
SUNGARD DATA	1/15/2014	4.88%	370	350	370
WOODSIDE FINANCE	11/10/2014	4.50%	18,940	19,450	19,876
			23,959	24,867	25,406
Food Processing/Beverages/Bottlg
ANHEUSER-BUSCH INBEV WORLDWIDE	1/15/2014	7.20%	17,450	19,561	19,956
DEL MONTE FOODS CORP	2/15/2015	6.75%	1,500	1,504	1,532
KRAFT FOODS INC	11/1/2011	5.63%	2,895	2,913	3,011
SABMILLER PLC	7/1/2011	6.20%	5,100	5,117	5,232
			26,945	29,095	29,731
Healthcare Facilities/Suppliers
AMERISOURCEBERGEN CORP	9/15/2015	5.88%	955	952	1,053
MCKESSON CORP	2/15/2014	6.50%	1,055	1,176	1,185
OMNICARE INC	6/1/2013	6.13%	1,750	1,752	1,759
OMNICARE INC	12/15/2015	6.88%	575	579	585
WELLPOINT INC	8/1/2012	6.80%	3,700	3,797	4,018
WELLPOINT INC	1/15/2011	5.00%	8,000	8,000	8,009
			16,035	16,256	16,609
Home Builders
DR HORTON INC	6/15/2012	5.38%	1,770	1,769	1,810
MERITAGE HOMES CORP	3/15/2015	6.25%	845	816	849
			2,615	2,585	2,659
Industrial - Other
GIBRALTAR INDUSTRIES	12/1/2015	8.00%	250	250	252
MIRANT NORTH AMERICA LLC	12/31/2013	7.38%	975	978	993
			1,225	1,228	1,245
Leisure
SPEEDWAY MOTORSPORTS INC	6/1/2013	6.75%	1,000	1,001	1,010
VAIL RESORTS INC	2/15/2014	6.75%	650	652	658
			1,650	1,653	1,668
Lodging
HOST HOTELS & RESORTS LP	11/1/2013	7.13%	689	695	699
			689	695	699
Machinery
GARDNER DENVER INC	5/1/2013	8.00%	250	250	254
			250	250	254
Media
LIN TELEVISION CORP	5/15/2013	6.50%	625	624	627
REED ELSEVIER CAPITAL	1/15/2014	7.75%	19,000	21,585	21,744
TCM SUB LLC	1/15/2015	3.55%	32,561	33,455	33,373
TIME WARNER INC	5/1/2012	6.88%	14,141	14,818	15,216
			66,327	70,482	70,960
Metals/Mining
CALIFORNIA STEEL INDUSTRIES	3/15/2014	6.13%	1,500	1,497	1,487
INTERNATIONAL STEEL GROUP	4/15/2014	6.50%	15,530	17,189	16,923
PEABODY ENERGY CORP	4/15/2016	5.88%	1,000	1,002	1,005
			18,030	19,688	19,415
Railroads
BURLINGTON NORTHERN SANTA FE C	6/28/2012	4.26%	1,153	1,152	1,180
BURLINGTON NORTHERN SANTA FE C	1/2/2012	4.26%	2,015	2,015	2,031
CANADIAN PACIFIC RAILWAY COMPANY	5/15/2013	5.75%	5,967	6,445	6,508
CSX CORP	3/15/2011	6.75%	10,000	10,010	10,113
UNION PACIFIC RAILROAD COMPANY	7/1/2012	3.86%	4,201	4,201	4,321
			23,336	23,823	24,153
Resturants
YUM! BRANDS INC	4/15/2011	8.88%	35,154	35,528	35,932
			35,154	35,528	35,932
Retail - Food & Drug
KROGER CO/THE	4/15/2012	6.75%	13,169	14,006	14,077
			13,169	14,006	14,077
Telecommunications
SBC COMMUNICATIONS INC	3/15/2011	6.25%	7,000	7,021	7,078
SPRINT CAPITAL CORP	1/30/2011	7.63%	10,000	10,021	10,025
TELEFONICA EMISIONES SAU	4/27/2015	3.73%	4,500	4,494	4,464
TELUS CORP	6/1/2011	8.00%	14,168	14,316	14,555
US WEST COMMUNICATIONS INC	6/15/2015	7.63%	510	513	575
VERIZON NEW YORK INC	4/1/2012	6.88%	4,000	4,076	4,267
VERIZON PENNSYLVANIA	11/15/2011	5.65%	24,250	24,581	25,278
VODAFONE GROUP PLC	1/30/2015	5.38%	11,065	11,889	12,162
VODAFONE GROUP PLC	12/16/2013	5.00%	10,000	10,675	10,886
			85,493	87,586	89,290
Transportation - Other
TEXAS GAS TRANSMISSION LLC	4/1/2013	5.50%	4,593	4,899	4,938
WABTEC CORP	7/31/2013	6.88%	1,360	1,367	1,428
			5,953	6,266	6,366

TOTAL CORPORATE DEBT SECURITES			561,228	583,341	590,979

TOTAL FIXED MATURIES			2,966,755	2,909,769	2,875,693

Ameriprise Certificate Company				Schedule 1
Investments of Securities in Unaffiliated Issuers
At December 31, 2010 (in 1000’s)

ISSURER	MATURITY DATE	COUPON RATE	PRINCIPAL AMOUNT OF BONDS & NOTES OR # of SHARES	AMORTIZED COST (NOTES (a) & (c))	VALUE (NOTE (a))
COMMON STOCKS:
Finance
ALERIS INTERNATIONAL INC			5	172	293	(d)
NPF XII INC - ABS			10,000	—	—	(d)
Total - Corporate - Finance			10,005	172	293

Industrial
CONTECH CONSTRUCTION PRODUCTS			97	—	5	(d)
HAWAIIAN TELCOM COMMUNICATIONS			3	72	62	(d)
IDEARC (SUPERMEDIA)			2	—	13	(d)
LYONDELLBASELL INDUSTRIES NV			16	82	556	(d)
MARK IV INDUSTRIES			10	115	482	(d)
MEDIANEWS GROUP INC			3	41	51	(d)
MGM HOLDINGS II INC			37	894	885	(d)
TROPICANA ENTERTAINMENT LLC			4	—	66	(d)
TOTAL - Corporate Industrial			172	1,204	2,120

TOTAL COMMON STOCKS			10,177	1,376	2,413

CDOs:
MERRILL LYNCH ELLIOT & PAGE XIV SER 98-E			11,000	—	—	(d)
TOTAL CDOs			11,000	0	0

TOTAL AVAILABLE FOR SALE INVESTMENTS			2,987,932	2,911,145	2,878,106

SYNDICATED LOANS:
Automobile
GUILFORD MILLS TERM LOAN A	3/18/2013	8.00%	132	132	121
GUILFORD MILLS TERM LOAN B	9/8/2013	10.00%	90	91	83
			222	223	204
Beverage, Food and Tobacco
CONSTELLATION BRANDS INC TERM LOAN B	6/5/2013	1.81%	422	423	422
DEAN FOODS CO TERM LOAN B	4/2/2016	3.29%	2,904	2,911	2,925
			3,326	3,334	3,347
Broadcasting and Entertainment
CHARTER COMMUNICATIONS OPERATI TERM LOAN B1	3/6/2014	2.26%	160	168	184
CHARTER COMMUNICATIONS OPERATI TERM LOAN C	9/6/2016	3.54%	1,713	1,721	1,767
CINEMARK USA INC TERM LOAN - EXTENDED	4/30/2016	3.53%	1,431	1,433	1,457
CMP SUSQUEHANNA CORP TERM LOAN	5/5/2013	2.31%	924	919	823
CSC HOLDINGS INC TERM LOAN - INCR	3/29/2016	2.02%	1,716	1,719	1,736
CUMULUS MEDIA INC TERM LOAN B	6/11/2014	4.00%	798	798	741
DELUXE COMMUNICATIONS TERM LOAN A	5/11/2013	0.19%	8	8	8
DELUXE COMMUNICATIONS TERM LOAN B	5/11/2013	6.25%	130	130	124
EMMIS OPERATING COMPANY TERM LOAN B	11/1/2013	4.29%	281	283	249
GRAY TELEVISION INC TERM LOAN	12/31/2014	3.77%	519	521	509
HIT ENTERTAINMENT INC TERM LOAN	6/1/2012	5.54%	226	226	221
INSIGHT MIDWEST LP/INSIGHT CAP TERM LOAN B	4/7/2014	2.02%	1,919	1,947	1,928
MEDIACOM LLC TERM LOAN C	1/31/2015	2.01%	1,210	1,229	1,200
NATIONAL CINEMEDIA LLC TERM LOAN	2/13/2015	2.06%	1,854	1,897	1,932
NIELSEN FINANCE LLC TERM LOAN A	8/9/2013	2.26%	26	26	27
NIELSEN FINANCE LLC TERM LOAN B	5/1/2016	4.01%	995	995	996
NIELSEN FINANCE LLC TERM LOAN C	5/1/2016	4.01%	435	435	438
PANAMSAT CORPORATION TERM LOAN B-2-A	1/3/2014	2.79%	439	445	451
PANAMSAT CORPORATION TERM LOAN B-2-B	1/3/2014	2.79%	439	444	450
PANAMSAT CORPORATION TERM LOAN B-2-C	1/3/2014	2.79%	439	444	450
QUEBECOR MEDIA INC TERM LOAN B	1/17/2013	2.29%	308	305	302
REVOLUTION STUDIOS TERM LOAN A	12/21/2012	2.76%	490	490	387
SPANISH BROADCASTING SYSTEM IN TERM LOAN	6/10/2012	2.04%	836	837	792
UNIVISION COMMUNICATIONS INC TERM LOAN EXTENDED	3/31/2017	4.51%	365	366	398
UPC BROADBAND HOLDING BV TERM LOAN T	12/31/2016	4.25%	591	592	588
UPC BROADBAND HOLDING BV TERM LOAN X	12/31/2017	4.25%	1,075	1,077	1,087
ZUFFA LLC TERM LOAN	6/19/2015	2.31%	194	194	190
			19,521	19,649	19,435
Buildings and Real Estate
EURAMAX INTERNATIONAL INC TERM LOAN	6/29/2013	10.00%	225	225	215
EURAMAX INTERNATIONAL INC TERM LOAN PIK	6/29/2013	14.00%	213	213	203
			438	438	418
Cargo Transport
KANSAS CITY SOUTHERN RAILWAY TERM LOAN B	4/28/2013	2.04%	598	598	595
			598	598	595
Chemicals, Plastics and Rubber
BRENNTAG AG TERM LOAN - ACQ FACILITY	1/17/2014	3.78%	29	29	29
BRENNTAG AG TERM LOAN B2	1/20/2014	3.77%	1,306	1,332	1,378
CELANESE HOLDINGS LLC TERM LOAN C	10/31/2016	3.29%	1,138	1,139	1,152
HEXION SPECIALTY CHEMICALS INC TERM LOAN C-1B	5/5/2015	4.06%	413	412	408
HEXION SPECIALTY CHEMICALS INC TERM LOAN C-2B	5/5/2015	4.06%	184	184	182
HEXION SPECIALTY CHEMICALS INC TERM LOAN C-4B	5/5/2015	4.06%	370	377	387
HUNTSMAN INTERNATIONAL LLC TERM LOAN B	4/19/2014	1.78%	1,620	1,631	1,616
ISP CHEMICALS INC TERM LOAN B	6/4/2014	2.05%	2,275	2,298	2,329
MACDERMID INC TERM LOAN	4/12/2014	2.25%	852	881	877
MILLENIUM CHEMICALS TERM LOAN B	5/15/2014	2.54%	454	467	482
PQ CORP TERM LOAN	7/30/2014	3.53%	2,165	2,213	2,206
UNIVAR HOLD CO NV TERM LOAN EXTENDED	11/30/2016	6.25%	1,411	1,411	1,455
			12,217	12,374	12,501
Containers, Packaging and Glass
BERRY PLASTICS (BPC HOLDINGS) TERM LOAN C	4/3/2015	2.28%	2,132	2,190	2,180
GEORGIA-PACIFIC LLC TERM LOAN B	12/23/2012	2.30%	569	569	568
GEORGIA-PACIFIC LLC TERM LOAN C	12/23/2014	3.55%	498	498	500
GRAPHIC PACKAGING HOLDING CO TERM LOAN B	5/16/2014	3.04%	459	459	452
			3,658	3,716	3,700
Diversified/Conglomerate Manufacturing
ASHTEAD HOLDINGS PLC TERM LOAN B	8/31/2011	2.06%	379	379	377
BALDOR ELECTRIC CO TERM LOAN	1/31/2014	5.25%	353	359	368

Ameriprise Certificate Company				Schedule 1
Investments of Securities in Unaffiliated Issuers
At December 31, 2010 (in 1000’s)

ISSURER	MATURITY DATE	COUPON RATE	PRINCIPAL AMOUNT OF BONDS & NOTES OR # of SHARES	AMORTIZED COST (NOTES (a) & (c))	VALUE (NOTE (a))
CONTECH CONSTRUCTION PRODUCTS TERM LOAN	1/31/2013	5.25%	732	732	613
GENERAC ACQ (GENERAL POWER) TERM LOAN - 1ST	11/10/2013	2.79%	210	210	207
			1,674	1,680	1,565
Diversified/Conglomerate Service
ACXIOM CORP TERM LOAN 2	3/15/2015	3.29%	203	203	204
ALIX PARTNERS TERM LOAN B	10/12/2013	2.31%	1,141	1,152	1,141
ARAMARK CORP TERM LOAN	1/26/2014	2.16%	323	329	334
ARAMARK CORP TERM LOAN - US B	7/26/2016	3.54%	738	739	746
ARAMARK CORP TERM LOAN LC	1/26/2014	0.11%	26	27	27
ARAMARK CORP TERM LOAN LC-2	7/26/2016	0.11%	49	49	49
EDUCATION MANAGEMENT CORPORATI TERM LOAN B	6/3/2013	2.06%	657	657	639
EMDEON BUSINESS SERVICES LLC TERM LOAN	11/18/2013	2.26%	1,307	1,326	1,334
HERTZ CORPORATION - THE TERM LOAN B	12/21/2012	2.02%	1,254	1,272	1,275
HERTZ CORPORATION - THE TERM LOAN CREDIT LINKED	12/21/2012	0.28%	188	190	190
WEIGHT WATCHERS INTERNATIONAL TERM LOAN B	1/26/2014	1.81%	379	382	385
WEIGHT WATCHERS INTERNATIONAL TERM LOAN D	6/30/2016	2.56%	854	854	860
			7,119	7,180	7,184
Electronics
FREESCALE SEMICONDUCTOR INC TERM LOAN	12/1/2016	4.51%	1,459	1,464	1,460
SABRE INC TERM LOAN	9/30/2014	2.27%	289	289	264
VERINT SYSTEMS INC TERM LOAN	5/25/2014	5.25%	223	224	223
			1,971	1,977	1,947
Finance
NUVEEN INVESTMENTS INC TERM LOAN B	11/13/2014	3.29%	841	851	828
			841	851	828
Grocery
RITE AID CORP TERM LOAN B	6/4/2014	2.02%	756	756	688
SUPERVALU INC TERM LOAN B	6/2/2012	1.54%	573	574	566
SUPERVALU INC TERM LOAN B2	10/5/2015	3.04%	1,021	1,021	1,005
			2,350	2,351	2,259
Healthcare, Education and Childcare
ALERE INC (INVERNESS IMUS) TERM LOAN	6/26/2014	2.28%	1,204	1,228	1,237
BIOMET TERM LOAN	3/25/2015	3.28%	291	291	290
CATALENT PHARMA SOLUTIONS TERM LOAN	4/10/2014	2.51%	674	686	673
HCA INC TERM LOAN B	11/18/2013	2.54%	1,177	1,180	1,171
HEALTH CARE PARTNERS LLC TERM LOAN B	10/31/2013	2.01%	250	250	249
HEALTH MANAGEMENT ASSOCIATES I TERM LOAN	2/28/2014	2.04%	1,405	1,420	1,413
IASIS HEALTHCARE CORP TERM LOAN - DELAY DRAW	3/14/2014	2.26%	292	298	299
IASIS HEALTHCARE CORP TERM LOAN - INITIAL	3/14/2014	2.26%	846	863	865
IASIS HEALTHCARE CORP TERM LOAN LC	3/14/2014	0.16%	29	30	30
NATIONAL MENTOR INC TERM LOAN B	6/29/2013	2.29%	395	425	435
NATIONAL MENTOR INC TERM LOAN LOC	6/29/2013	0.11%	25	27	27
REABLE THERAPEUTICS FINANCE LL TERM LOAN	5/20/2014	3.26%	516	518	512
SELECT MEDICAL CORP TERM LOAN B	2/24/2012	2.29%	451	451	446
SURGICAL CARE AFFILIATES INC TERM LOAN B	12/29/2014	2.29%	145	145	139
			7,700	7,812	7,786
Home and Office Furnishings, Housewares, and Durable Consumer
SPRINGS WINDOWS TERM LOAN B	12/31/2012	3.06%	150	150	145
			150	150	145
Hotel, Motels, Inns and Gaming
AMERISTAR CASINOS INC TERM LOAN B	11/10/2012	3.54%	1,172	1,171	1,171
GREEN VALLEY RANCH GAMING TERM LOAN	2/16/2014	0.00%	431	452	378	(d)
GREENWOOD RACING INC TERM LOAN	11/28/2011	2.51%	1,392	1,444	1,444
HERBST GAMING INC TERM LOAN	12/2/2011	0.00%	240	240	149
HERBST GAMING INC TERM LOAN DELAY DRAW	12/2/2011	0.00%	120	120	75
PENN NATIONAL GAMING INC TERM LOAN B	10/3/2012	2.03%	531	538	540
VENETIAN CASINO (LV SANDS) TERM LOAN - EXT DELAYED	11/23/2016	3.03%	107	107	108
VENETIAN CASINO (LV SANDS) TERM LOAN B - EXTENDED	11/23/2016	3.03%	530	532	537
VENETIAN MACAO TERM LOAN - DELAY DRAW	5/25/2012	4.80%	555	573	585
VENETIAN MACAO TERM LOAN B	5/27/2013	4.80%	588	598	609
VENETIAN MACAO TERM LOAN INCREMENTAL	5/25/2013	4.80%	227	227	226
			5,893	6,002	5,822
Insurance
ASURION CORP TERM LOAN	7/3/2014	3.27%	613	615	589
			613	615	589
Leisure, Amusement, Entertainment
AMF BOWLING WORLDWIDE TERM LOAN	6/7/2013	2.76%	246	246	218
LODGENET INTERACTIVE CORP TERM LOAN B	4/4/2014	2.29%	364	364	337
			610	610	555
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)
VERIFONE INC TERM LOAN B	10/31/2013	3.01%	165	165	165
			165	165	165
Mining, Steel, Iron and Non Precious Metals
NORANDA ALUMINIUM ACQUISITION TERM LOAN	5/18/2014	2.01%	386	390	391
			386	390	391
Oil and Gas
CALUMET LUBRICANTS CO LP TERM LOAN B	1/3/2015	4.29%	346	351	346
CALUMET LUBRICANTS CO LP TERM LOAN LC	1/3/2015	0.14%	47	48	47
DRESSER INDUSTRIES TERM LOAN - 1ST	5/4/2014	2.53%	1,442	1,462	1,483
			1,835	1,861	1,876
Personal and Non Durable Consumer Products (Mfg only)
JARDEN CORP	1/26/2015	2.80%	277	277	278
JARDEN CORP TERM LOAN B4	1/26/2015	3.54%	1,267	1,270	1,290
			1,544	1,547	1,568
Personal Transportation
UNITED AIR LINES INC TERM LOAN	2/1/2014	2.31%	499	498	480
US AIRWAYS GROUP INC TERM LOAN	3/21/2014	2.79%	540	540	485
			1,039	1,038	965
Personal, Food and Miscellaneous
CBRL - CRACKER BARREL TERM LOAN B1	4/27/2013	1.79%	47	47	47
CBRL - CRACKER BARREL TERM LOAN B3	4/27/2016	2.79%	353	353	354
OUTBACK STEAKHOUSE INC. TERM LOAN B	6/14/2014	2.63%	215	215	204
OUTBACK STEAKHOUSE INC. TERM LOAN PRE-FUNDED	6/14/2013	1.74%	20	20	19
			635	635	624
Printing and Publishing
ADVANSTAR COMMUNICATIONS TERM LOAN	6/2/2014	2.54%	605	605	506

Ameriprise Certificate Company				Schedule 1
Investments of Securities in Unaffiliated Issuers
At December 31, 2010 (in 1000’s)

ISSURER	MATURITY DATE	COUPON RATE	PRINCIPAL AMOUNT OF BONDS & NOTES OR # of SHARES	AMORTIZED COST (NOTES (a) & (c))	VALUE (NOTE (a))
CENGAGE LEARNING (THOMSON) TERM LOAN B	7/3/2014	2.54%	240	241	228
GATEHOUSE MEDIA INC TERM LOAN	8/28/2014	2.26%	1,500	1,499	590
IDEARC (SUPERMEDIA) TERM LOAN - EXIT FACILITY	12/31/2015	11.00%	700	626	209
MEDIANEWS GROUP INC TERM LOAN	3/19/2014	8.50%	34	34	33
PENTON MEDIA INC TERM LOAN B	8/1/2014	6.00%	145	145	116
RH DONNELLEY CORPORATION TERM LOAN	10/24/2014	9.00%	427	426	336
TRIBUNE CO TERM LOAN	6/4/2014	0.00%	784	787	548	(d)
TRIBUNE CO TERM LOAN X	9/29/2014	0.00%	319	319	214	(d)
YELL FINANCE B.V. TERM LOAN B1	7/31/2014	4.01%	1,392	1,401	656
			6,146	6,083	3,436
Retail Stores
GENERAL NUTRITION INC TERM LOAN	9/16/2013	2.53%	286	286	284
GREGG APPLIANCES INC TERM LOAN	7/25/2013	2.26%	154	154	149
JETRO HOLDINGS TERM LOAN	7/2/2014	2.51%	1,116	1,128	1,133
MICHAELS STORES INC TERM LOAN B1	10/31/2013	2.56%	458	458	446
PEP BOYS-MANNY MOE & JACK TERM LOAN B	10/27/2013	2.30%	546	549	539
RENT A CENTER INC TERM LOAN B - EXTENDED	3/31/2015	3.31%	882	884	892
RENT A CENTER INC TERM LOAN B - NEW	6/30/2012	2.06%	4	4	4
SALLY HOLDINGS LLC TERM LOAN B	11/16/2013	2.51%	1,134	1,138	1,140
YANKEE ACQUISITION CORP TERM LOAN B	2/6/2014	2.26%	196	196	194
			4,776	4,797	4,781
Telecommunications
CROWN CASTLE OPERATING CO TERM LOAN	3/6/2014	1.76%	1,567	1,597	1,615
HAWAIIAN TELCOM COMMUNICATIONS TERM LOAN	10/26/2015	9.00%	100	100	101
TW TELECOM HOLDINGS INC TERM LOAN B2	12/30/2016	4.05%	1,419	1,419	1,430
WINDSTREAM CORP	12/17/2015	3.04%	242	242	243
			3,328	3,358	3,389
Utilities
BOSTON GENERATING LLC TERM LOAN B	12/20/2013	6.50%	1,774	1,844	1,862
BOSTON GENERATING LLC TERM LOAN LOC	12/20/2013	0.31%	306	317	315
BOSTON GENERATING LLC TERM LOAN REVOLVING	12/20/2013	6.50%	30	30	30
LA PALOMA GENERATING CO LLC TERM LOAN	8/16/2012	1.77%	1,698	1,843	1,825
NE ENERGY INC TERM LOAN B	11/1/2013	2.81%	312	312	303
NE ENERGY INC TERM LOAN CREDIT LINKED	11/1/2013	0.16%	6	6	6
NRG ENERGY INC TERM LOAN	2/1/2013	2.04%	160	164	165
NRG ENERGY INC TERM LOAN - EXTENDED	8/31/2015	3.54%	786	787	791
NRG ENERGY INC TERM LOAN - EXTENDED MATURITY	8/31/2015	3.54%	634	634	641
NRG ENERGY INC TERM LOAN - SYNTHETIC LC	2/1/2013	2.04%	—	—	—
TXU (ENERGY FUTURE HOLDINGS) TERM LOAN B2	10/10/2014	3.76%	1,848	1,885	1,505
			7,554	7,822	7,443

TOTAL SYNDICATED LOANS			96,309	97,256	93,518

ALLOWANCE FOR LOAN LOSSES			(5,281)	(5,281)	—

TOTAL SYNDICATED LOANS, NET			91,028	91,975	93,518

NOTES:

(a) Cash equivalents as highly liquid investments with original maturities of 90 days or less per Note 1 to the financial statements. See Note 1 and Note 3 to the financial statements regarding determination of cost and fair values. For Syndicated Loans see Notes 1 and 4 to the financial statements regarding determination of cost and fair values. All available for sale securities are carried at fair value on the balance sheet.

(b) All Cash Equivalents and Available For Sale Invests are carried at fair vlaue. In the absence of market quotations, securities are valued by Amerprise Certificate Company at fair value. All Syndicated Loans are carried at amortized cost less allowance for loan losses on the balance sheet.

(c) Aggregate cost of Cash Equivalents in Investments in Securities of Unaffiliated Issuers for federal income tax was $182.2 million. Available For Sale Investments in Securities of Unaffiliated Issuers for federal income tax purposes was $2.956 billion. Aggregate cost of Syndicated Loan Investments in Securities of Unaffiliated Issuers for federal income tax purposes was $97.3 million.

(d) Non-income producing securities.

(e) Securities acquired in private negotiation which may require registration under federal securities law if they were to be publicly sold.

SCHEDULE III

Ameriprise Certificate Company

Mortgage Loans on Real Estate and Interest Earned on Mortgages

Year Ended December 31, 2009

(Thousands)

									Part 2 - Interest earned
			Part 1 -		Mortgage loans on real estate at end of period				on mortgages
						Amount of principal
						unpaid at end of period				Average
									Interest	gross rate
							Subject	Amount	due and	of interest
							to	of	accrued	on mortgages
			Number	Prior	Carrying		delinquent	mortgages	at end of	held at end
			of	liens	amount of		interest	being	period	of period
Loan No. Description (a)	Property Location		loans	(b)	mortgages (c),	Total	(d)	foreclosed	(e)	(f)

First mortgages:
Insured by Federal Housing Administration - liens on:
Residential - under $100			0		$0	$0	$0	$0		0.000%
Apartment and business - under $100			0		0	0	0	0		0.000%

Total			0		0	0	0	0		0.000%
Partially guaranteed under Serviceman’s
Readjustment Act of 1944, as amended - liens on:
Residential - under $100			0		0	0	0	0		0.000%
Apartment and business - under $100			0		0	0	0	0		0.000%

Total			0		0	0	0	0		0.000%
Other - liens on:
Residential			0		0	0	0	0		0.000%

Apartment and business:
Under $100			—		—	—	—	—		0.000%
$100 to $150			—		—	—	—	—		0.000%
$150 to $200			—		—	—	—	—		0.000%
$200 to $250			—		—	—	—	—		0.000%
$250 to $300			—		—	—	—	—		0.000%
$300 to $350			—		—	—	—	—		0.000%
$350 to $400
121047273	Rapid City	SD	1	—	380	380	—	—		6.850%
$400 to $450			—		—	—	—	—
121047298	Rock Hill	SC	1	—	406	406	—	—		7.250%
121047256	Rapid City	SD	1	—	447	447	—	—		6.750%
$450 to $500
Over $500:
121047157	Tampa	FL	1	—	1,168	1,168	—	—		7.650%
121047195	Pharr	TX	1	—	1,439	1,439	—	—		5.680%
121047196	Pharr	TX	1	—	3,221	3,221	—	—		5.680%
121047197	Alamo	TX	1	—	738	738	—	—		5.680%
121047205	Tucson	AZ	1	—	3,089	3,089	—	—		6.330%
121047210	West Haven	CT	1	—	5,699	5,699	—	—		5.980%
121047214	Plymouth	MN	1	—	8,699	8,699	—	—		5.480%
121047215	Urbandale	IA	1	—	2,159	2,159	—	—		5.550%
121047216	Urbandale	IA	1	—	1,700	1,700	—	—		5.550%
121047224	Plano	TX	1	—	2,014	2,014	—	—		6.000%
121047226	Austin	TX	1	—	1,995	1,995	—	—		5.500%
121047230	Houston	TX	1	—	1,753	1,753	—	—		5.110%
121047255	Forest Lake	MN	1	—	2,219	2,219	—	—		6.830%
121047262	Fargo	ND	1	—	4,845	4,845	—	—		5.820%
121047268	Sebring	FL	1	—	7,721	7,721	—	—		6.650%
121047269	Spokane	WA	1	—	1,813	1,813	—	—		7.150%
121047281	Shaker Heights	OH	1	—	1,751	1,751	—	—		4.000%
121047285	Fort Myers	FL	1	—	1,924	1,924	—	—		6.750%
121047287	Rogers	MN	1	—	2,647	2,647	—	—		7.300%
121047289	Newport News	VA	1	—	1,182	1,182	—	—		6.900%
121047294	Hope Mills	NC	1	—	712	712	—	—		7.000%
121047295	Concord	NC	1	—	563	563	—	—		7.000%
121047308	Clearwater	FL	1	—	5,201	5,201	—	—		6.000%
121047318	Silverdale	WA	1	—	2,131	2,131	—	—		4.410%
121047320	Kirkland	WA	1	—	2,824	2,824	—	—		6.150%
121047329	Omaha	NE	1	—	1,015	1,015	—	—		6.750%
121047336	Burr Ridge	IL	1	—	3,462	3,462	—	—		5.180%
121047338	Santa Fe	NM	1	—	2,488	2,488	—	—		5.420%
121047342	Tucson	AZ	1	—	2,760	2,760	—	—		5.800%
121087167	Ruskin	FL	1	—	4,206	4,206	—	—		5.650%
121087168	Riverview	FL	1	—	2,210	2,210	—	—		5.650%
121087187	Mebane	NC	1	—	3,334	3,334	—	—		5.690%
121087245	Southport	CT	1	—	3,343	3,343	—	—		5.750%
121087290	Doraville	GA	1	—	2,236	2,236	—	—		5.770%
121087313	Orchard Park	NY	1	—	3,506	3,506	—	—		5.460%
121087325	Austin	TX	1	—	3,455	3,455	—	—		5.850%
121087327	Marietta	GA	1	—	2,187	2,187	—	—		6.500%
121087330	Meriden	CT	1	—	4,300	4,300	—	—		5.390%
121087333	Broken Arrow	OK	1	—	1,422	1,422	—	—		5.130%
121087335	Blue Ash	OH	1	—	3,176	3,176	—	—		8.000%
121087337	Issaquah	WA	1	—	7,438	7,438	—	—		5.330%
121087343	Durham	NC	1	—	2,075	2,075	—	—		6.300%
121087344	Norcross	GA	1	—	1,893	1,893	—	—		6.220%
121087345	Henderson	NV	1	—	6,834	6,834	—	—		6.250%
Total Other			47	—	131,780	131,780	—	—		5.943%

Unallocated Reserve for Losses	(Acct # 1218300090)				1,497

Total First Mortgage Loans on Real Estate			47		$130,283	$131,780	$0	$0

AMERIPRISE CERTIFICATE COMPANY

Mortgage Loans on Real Estate and Interest Earned on Mortgages

Year Ended December 31, 2010

(Thousands)

									Part 2 - Interest earned
			Part 1 -		Mortgage loans on real estate at end of period				on mortgages
						Amount of principal
						unpaid at end of period				Average
									Interest	gross rate
							Subject	Amount	due and	of interest
							to	of	accrued	on mortgages
			Number	Prior	Carrying		delinquent	mortgages	at end of	held at end
			of	liens	amount of		interest	being	period	of period
Loan No. Description (a)	Property Location		loans	(b)	mortgages (c),	Total	(d)	foreclosed	(e)	(f)

First mortgages:
Insured by Federal Housing Administration - liens on:
Residential - under $100			0		$0	$0	$0	$0		0.000%
Apartment and business - under $100			0		0	0	0	0		0.000%

Total			0		0	0	0	0		0.000%
Partially guaranteed under Serviceman’s
Readjustment Act of 1944, as amended - liens on:
Residential - under $100			0		0	0	0	0		0.000%
Apartment and business - under $100			0		0	0	0	0		0.000%

Total			0		0	0	0	0		0.000%
Other - liens on:
Residential			0		0	0	0	0		0.000%

Apartment and business:
Under $100			—		—	—	—	—		0.000%
$100 to $150			—		—	—	—	—		0.000%
$150 to $200			—		—	—	—	—		0.000%
$200 to $250			—		—	—	—	—		0.000%
$250 to $300			—		—	—	—	—		0.000%
$300 to $350			—		—	—	—	—		0.000%
121047298	Rock Hill	SC	1		324	324	—	—		7.250%
121047256	Rapid City	SD	1		341	341	—	—		6.750%
$350 to $400
$400 to $450			—		—	—	—	—
121047295	Concord	NC	1	—	448	448	—	—		7.000%
$450 to $500
Over $500:
121047157	Tampa	FL	1	—	839	839	—	—		7.650%
121047195	Pharr	TX	1	—	1,349	1,349	—	—		5.680%
121047196	Pharr	TX	1	—	3,020	3,020	—	—		5.680%
121047197	Alamo	TX	1	—	692	692	—	—		5.680%
121047205	Tucson	AZ	1	—	2,984	2,984	—	—		6.330%
121047210	West Haven	CT	1	—	5,573	5,573	—	—		5.980%
121047214	Plymouth	MN	1	—	8,398	8,398	—	—		5.480%
121047215	Urbandale	IA	1	—	1,981	1,981	—	—		5.550%
121047216	Urbandale	IA	1	—	1,560	1,560	—	—		5.550%
121047224	Plano	TX	1	—	1,909	1,909	—	—		6.000%
121047226	Austin	TX	1	—	1,892	1,892	—	—		5.500%
121047230	Houston	TX	1	—	1,704	1,704	—	—		5.110%
121047255	Forest Lake	MN	1	—	1,681	1,681	—	—		6.830%
121047262	Fargo	ND	1	—	4,665	4,665	—	—		5.820%
121047268	Sebring	FL	1	—	7,593	7,593	—	—		6.000%
121047281	Shaker Heights	OH	1	—	1,737	1,737	—	—		2.270%
121047285	Fort Myers	FL	1	—	1,510	1,510	—	—		6.750%
121047289	Newport News	VA	1	—	934	934	—	—		6.900%
121047294	Hope Mills	NC	1	—	563	563	—	—		7.000%
121047308	Clearwater	FL	1	—	5,030	5,030	—	—		6.000%
121047318	Silverdale	WA	1	—	1,570	1,570	—	—		4.410%
121047320	Kirkland	WA	1	—	2,743	2,743	—	—		6.150%
121047329	Omaha	NE	1	—	989	989	—	—		6.750%
121047338	Santa Fe	NM	1	—	2,424	2,424	—	—		5.420%
121047342	Tucson	AZ	1	—	2,620	2,620	—	—		5.800%
121087167	Ruskin	FL	1	—	3,936	3,936	—	—		5.650%
121087168	Riverview	FL	1	—	2,068	2,068	—	—		5.650%
121087187	Mebane	NC	1	—	3,252	3,252	—	—		5.690%
121087245	Southport	CT	1	—	3,269	3,269	—	—		5.750%
121087290	Doraville	GA	1	—	2,112	2,112	—	—		5.770%
121087313	Orchard Park	NY	1	—	3,365	3,365	—	—		5.460%
121087325	Austin	TX	1	—	3,354	3,354	—	—		5.850%
121087327	Marietta	GA	1	—	2,124	2,124	—	—		6.500%
121087333	Broken Arrow	OK	1	—	1,359	1,359	—	—		5.130%
121087337	Issaquah	WA	1	—	7,135	7,135	—	—		5.330%
121087343	Durham	NC	1	—	2,007	2,007	—	—		6.300%
121087344	Norcross	GA	1	—	1,852	1,852	—	—		6.220%
121087345	Henderson	NV	1	—	6,735	6,735	—	—		6.250%
Total Other			41	—	109,641	109,641	—	—		5.797%

Unallocated Reserve for Losses	(Acct # 1218300090)				2,576

Total First Mortgage Loans on Real Estate			41		$107,065	$109,641	$0	$0

SCHEDULE III

AMERIPRISE CERTIFICATE COMPANY

Mortgage Loans on Real Estate and Interest Earned on Mortgages

Year Ended December 31, 2010

(Thousands)

Part 3 - Location of mortgaged properties

					Amount of principal
					unpaid at end of period
						Subject
				Carrying		to	Amount of
State in		Number	Prior	amount of		delinquent	mortgages
which mortgaged		of	liens	mortgages		interest	being
property is located		loans	(b)	(c)	Total	(d)	foreclosed

Arizona	AZ	2		5,603	5,603	—	—
Connecticut	CT	2		8,843	8,843	—	—
Florida	FL	6		20,975	20,975	—	—
Georgia	GA	3		6,088	6,088	—	—
Iowa	IA	2		3,541	3,541	—	—
Minnesota	MN	2		10,080	10,080	—	—
North Carolina	NC	4		6,270	6,270	—	—
North Dakota	ND	1		4,665	4,665	—	—
New England	NE	1		989	989	—	—
New Mexico	NM	1		2,424	2,424	—	—
Nevada	NV	1		6,734	6,734	—	—
New York	NY	1		3,365	3,365	—	—
Ohio	OH	1		1,737	1,737	—	—
Oklahoma	OK	1		1,359	1,359	—	—
South Carolina	SC	1		324	324	—	—
South Dakota	SD	1		341	341	—	—
Texas	TX	7		13,921	13,921	—	—
Virginia	VA	1		934	934	—	—
Washington	WA	3		11,448	11,448	—	—
TOTAL		41		109,641	109,641	—	—
Unallocated Reserve for Losses (Acct #1218300090)				2,576
Total		41		$107,065	$109,641	$0	$0

NOTES:

(a)	The classification “residential” includes single dwellings only. Residential multiple dwellings are included in “apartment and business”.
(b)	Real estate taxes and easements, which in the opinion of the Company are not undue burden on the properties, have been excluded from the determination of “prior liens”.
(c)	In this schedule III, carrying amount of mortgage loans represents unpaid principal balances plus unamortized premiums less unamortized discounts and reserve for loss.
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

(f)

Information as to interest income by type and class of loan has been omitted because it is not readily available and the obtaining thereof would involve unreasonable effort and expense. In lieu thereof, the average gross interest rates (exclusive of amortization of discounts and premiums) on mortgage loans held at December 31, 2010 are shown by type and class of loan.

The average gross interest rates on mortgage loans held at December 31, 2010, 2009 and 2008 are summarized as follows:

	2010	2009	2008
First mortgages:
Insured by Federal Housing Administration	0.000%	0.000%	0.000%
Partially guaranteed under Servicemen’s Readjustment Act of 1944, as amended	0.000	0.000	0.000
Other	5.797%	5.943%	5.863%
Combined average	5.797%	5.943%	5.863%

(g)  Following is a reconciliation of the carrying amount of mortgage loans for the years ended December 31, 2010, 2009 and 2008.

	2010	2009	2008

Balance at beginning of period	$130,283	$149,407	$205,823
New loans acquired:
Nonaffiliated companies	—	—	0
Reserve for loss reversal	—	—	0
Total additions	—	—	—
	130,283	149,407	205,823
Deductions during period:
Collections of principal	18,739	14,304	56,416
Transfers	2,900	2,120
Reserve for loss	1,579	2,700	—
Total deductions	23,218	19,124	56,416
Balance at end of period	$107,065	$130,283	$149,407

(h)  The aggregate cost of mortgage loans for federal income tax purposes at December 31, 2010 was $109,641.

(i)  At December 31, 2010, an unallocated reserve for loss on first mortgage loans of $2,576 is recorded.

Ameriprise Certificate Company	SCHEDULE IV
Real Estate Owned and Rental Income

	Year ended December 31, 2010
	($ thousands)
Classification of property	Initial cost to company	Cost of improvements, etc.	Amount at which carried at close of period	Rents due and accrued at end of period	Total rental income applicable to period	Expended for interest, taxes, repairs and expenses	Net income applicable to period

Apartments and business
Plaza 6000 (CO)	2,087	130	2,217	40	477	912	(434)
Dearborn (IL)	2,900	—	2,900	—	146	115	32

Total	4,987	130	5,117	40	623	1,027	(402)

	Year ended December 31, 2009
	($ thousands)
Classification of property	Initial cost to company	Cost of improvements, etc.	Amount at which carried at close of period	Rents due and accrued at end of period	Total rental income applicable to period	Expended for interest, taxes, repairs and expenses	Net income applicable to period

Apartments and business
Plaza 6000 (CO)	2,087	—	2,087	—	—	—	—

Total	2,087	—	2,087	—	—	—	—

Reconciliation of real estate owned for the years ended December 31, 2010 and 2009:

Balance at January 1, 2009	$—

Additions during period:
Acquisitions through foreclosure	2,087

Balance at December 31, 2009	2,087

Additions during period:
Acquisitions through foreclosure	2,900
Improvements, etc	130

Balance at December 31, 2010	$5,117

Ameriprise Certificate Company	SCHEDULE V

Qualified Assets on Deposit

December 31, 2010

	Investment Securities
	Bonds and		Mortgage
	Notes	Stocks	Loans	Other
Name of Depositary	(a)	(b)	(c)	(d)	Total
Deposits with states or their depositories to meet requirements of statutes and agreements:

Illinois - Secretary of State of Illinois	$51	$0	$0	$0	$51

New Jersey - Commissioner of Banking and Insurance of New Jersey	54	0	0	0	54

Pennsylvania - Treasurer of the State of Pennsylvania	161	0	0	0	161

Texas - Treasurer of the State of Texas	117	0	0	0	117

Total State Deposits to meet requirements of statues and agreements	$383	$0	$0	$0	$383

Total Central depository - Ameriprise Trust Company	3,188,834	1,376	107,065	56,775	3,354,050

Total Deposits	$3,189,217	$1,376	$107,065	$56,775	$3,354,433

Notes:

  (a)  Represents amortized cost of bonds.

  (b)  Represents amortized cost of stocks.

  (c)  Represents unpaid principal balance of mortgage loans less unamortized discounts and reserve for losses.

  (d)  Represents cost of purchased call options.

AMERIPRISE CERTIFICATE COMPANY	SCHEDULE VI
Certificate Reserves
Part 1 - Summary of Changes
Year ended December 31, 2008
(Thousands)

		Balance at beginning of period			Additions			Deductions			Balance at close of period
		Number									Number
		of					Charged			Credited	of
	Yield	accounts	Amount		Charged	Reserve	to other		Cash	to other	accounts	Amount
	to maturity	with	of	Amount	to profit	payments by	accounts		surrenders	accounts	with	of	Amount
	on an annual	security	maturity	of	and loss	certificate	(per		prior to	(per	security	maturity	of
Description	payment basis	holders	value	reserves	or income	holders	part 2)	Maturities	maturity	part 2)	holders	value	reserves

Installment certificates:
Reserves to mature:
Series 15, includes extended maturities
15, " " "	2.40	0	0	0	0	0	0	0	0	0	0	0	0
20, " " "	2.52	0	0	0	0	0	0	0	0	0	0	0	0
15A, " " "	2.66	0	0	0	0	0	0	0	0	0	0	0	0
22A, " " "	3.09	24	756	696	13	5	3	(130)	(26)	(136)	9	452	426
I-76, " " "	3.35	128	2,903	2,593	75	43	3	(674)	(221)	(27)	76	1,950	1,793
Reserve Plus Flex Payment		1	6	3	0	0	0	0	0	0	1	6	3
IC-Q-Installment		0	0	0	0	0	0	0	0	0	0	0	0
IC-Q-Ins		55	559	214	0	24	1	(31)	(41)	0	42	416	167
IC-Q-Ins Emp		1	6	3	0	1	0	0	(3)	0	1	6	1
IC-I		86	1,207	764	0	61	19	(55)	(117)	0	71	967	672
IC-I-Emp		6	216	1,200	0	132	32	0	(842)	0	6	216	522
Inst		7,771	0	47,301	0	12,857	532	(3,917)	(14,135)	0	6,771	0	42,638
Inst-E		44	0	241	0	59	2	(2)	(119)	0	35	0	181
RP-Q-Installment		10	106	74	0	0	0	0	(5)	0	8	76	69
RP-Q-Flexible Payment		2	32	13	0	0	0	0	(1)	0	2	32	12
RP-Q-Ins		3	24	3	0	0	0	0	(0)	0	3	24	3
RP-Q-Ins Emp		0	0	0	0	0	0	0	0	0	0	0	0
RP-I		0	0	0	0	0	0	0	0	0	0	0	0
RP-I-EMP		0	0	0	0	0	0	0	0	0	279	33,011	0
Inst-R & RP I95		256	18,380	1,702	0	512	14	(12)	(455)	0	6	654	1,761
Inst-R-E		7	894	24	0	11	0	0	(15)	0	0	0	20
Total		8,394	25,089	54,833	88	13,705	606	(4,821)	(15,980)	(163)	7,310	37,810	48,268

Payments made in advance of certificate year requirements and accrued interest thereon:
15, includes ext maturities	2	0	0	0	0	0	0	0	0	0	0	0	(0)
20, " " "	2	0	0	0	0	0	0	0	0	0	0	0	0
15A, " " "	3	0	0	0	0	0	0	0	0	0	0	0	0
22A, " " "	3	0	0	30	1	5	0	(5)	(0)	(3)	0	0	28
I-76, " " "	3.5	0	0	225	6	6	0	(59)	(65)	(3)	0	0	110

Total		0	0	255	7	11	0	(64)	(65)	(6)	0	0	138

Additional credits and accrued interest thereon:
" 15, includes ext mat	2.5	0	0	0	0	0	0	0	0	0	0	0	0
" 20, " " "	2.5	0	0	0	0	0	0	0	0	0	0	0	0
" 15A, " " "	3	0	0	0	0	0	0	0	0	0	0	0	0
" 22A, " " "	3	0	0	141	2	0	3	(29)	(3)	(31)	0	0	83
" I-76, " " "	3.5	0	0	563	16	0	10	(160)	(49)	(7)	0	0	373
" Res Plus Flex Pay		0	0	0	0	0	0	0	0	0	0	0	0
" IC-Q-Installment		0	0	0	0	0	0	0	0	0	0	0	0
" IC-Q-Ins		0	0	0	1	0	0	0	0	(1)	0	0	0
" IC-Q-Ins Emp		0	0	0	0	0	0	0	0	0	0	0	0
" IC-I		0	0	1	19	0	0	0	0	(19)	0	0	1
" IC-I-Emp		0	0	1	31	0	0	0	0	(32)	0	0	0
" Inst		0	0	35	512	0	0	0	0	(533)	0	0	14
" Inst-E		0	0	0	2	0	0	0	0	(2)	0	0	0
" RP-Q-Installment		0	0	0	0	0	0	0	0	0	0	0	0
" RP-Q-Flexible Pay		0	0	(0)	0	0	0	0	0	0	0	0	(0)
" RP-Q-Ins		0	0	(0)	0	0	0	0	0	0	0	0	(0)
" RP-Q-Ins Emp		0	0	(0)	0	0	0	0	0	0	0	0	(0)
" RP-I		0	0	(0)	0	0	0	0	0	0	0	0	(0)
" RP-I-EMP		0	0	0	0	0	0	0	0	0	0	0	0
" Inst-R		0	0	1	14	0	0	0	0	(15)	0	0	0
" Inst-R-E		0	0	0	0	0	0	0	0	0	0	0	0

Total		0	0	742	597	0	13	(189)	(52)	(640)	0	0	471

Res for accrued 3rd year 2113 - Installment Prod only.		0	0	820	604	(750)	0	0	0	0	0	0	674
Res for accrued 6th year 2114		0	0	0	0	0	0	0	0	0	0	0	0
Acc int - default I-76 2003/2025	3.5	0	0	0	0	0	0	0	0	0	0	0	0
Res for add’l credits to be allowed		0	0	0	0	0	0	0	0	0	0	0	0
Installment Cert-Special Add’l		0	0	0	0	0	0	0	0	0	0	0	0
Credits I-76 (2105)		0	0	0	0	0	0	0	0	0	0	0	0
Accrued for add’l credits to		0	0	0	0	0	0	0	0	0	0	0	0
be allowed at next anni (2102)		0	0	9	10	0	0	0	0	(12)	0	0	7
Reserve for death & disab (2111)		0	0	0	0	0	0	0	0	0	0	0	0
Res for reconversion (2104)		0	0	0	0	0	0	0	0	0	0	0	0

Total		0	0	829	614	(750)	0	0	0	(12)	0	0	681

Total installment certificates		8,394	25,089	56,659	1,306	12,966	619	(5,074)	(16,097)	(821)	7,310	37,810	49,558

Fully paid certificates:
Single-Payment certificates:
SP 74 (C2740-10 Prod 40)	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 75 - 50	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 76 - 60	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 77 - 70	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 78 - 80	3.5	0	0	(0)	0	0	0	0	0	0	0	0	(0)
SP 79 - 90	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 80 - 100	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 81A - 110	3.5	1	10	10	0	0	0	(10)	0	0	0	0	0
SP 82A - 111	3.5	2	22	22	0	0	0	(20)	0	0	1	2	2
SP 82B - 112	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 83A - 113	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 83B - 114	3.5	0	0	0	0	0	0	0	0	0	0	0	0
IC-2-84 - 115, 116,117,118,119	3.5	4	16	16	0	0	0	(4)	0	0	3	12	12
IC-2-85 - 120,121,122,123.124, 125,126,127,128,129,130	3.5	2	134	22	0	0	0	0	0	0	2	20	22
IC-2-86 - 131	3.5	1	76	5	0	0	0	(3)	0	0	1	2	3
IC-2-87 - 132	3.5	33	651	455	0	0	13	(286)	(86)	(65)	2	24	31
IC-2-88 - 133	3.5	125	1,992	2,063	0	0	73	(405)	(178)	(84)	73	1,070	1,471
Reserve Plus Single Payment - 150		6	119	169	0	0	2	(145)	(7)	0	4	17	18
Cash Reserve Single Payment - 160		0	0	0	0	0	0	0	0	0	0	0	0
IC-Flexible Savings (Variable Term) - 165		122,888	1,444,281	1,591,905	(0)	1,607,528	70,639	(2,759)	(860,779)	0	131,998	2,270,553	2,406,534
IC-Flexible Savings Emp (VT) - 166		287	3,605	5,131	0	160	155	(281)	(1,356)	0	223	2,611	3,810

IC-Preferred Investors - 250		7	11,096	11,353	0	404	247	0	(10,148)	0	4	1,849	1,857
IC-Investors - 201, 202,203		0	0	(0)	0	0	0	0	0	0	0	0	(0)
IC-Special Deposits U.K. - 204		0	0	0	0	0	0	0	0	0	0	0	0
IC-Special Deposits HONG KONG - 205		0	0	0	0	0	0	0	0	0	0	0	0
IC-1-84 - 170, 171,172,173,174		1	1	3	0	0	0	0	0	0	1	1	4
Cash Reserve Variable Payment - 660		0	0	0	0	0	0	0	0	0	0	0	0
Cash Reserve Variable PMT-3mo. - 662		28,479	155,546	163,424	0	60,765	3,211	(923)	(103,396)	0	21,293	115,125	123,081
IC-Future Value - 155		3	9	9	0	0	0	(5)	0	0	2	4	4
IC-Future Value Emp - 156		0	0	0	0	0	0	0	0	0	0	0	0
IC-Stock Market - 180		56,823	335,103	397,050	0	52,635	1,113	(4,773)	(116,746)	0	48,150	280,635	329,279
IC-MSC - 181		22,665	359,205	400,368	0	46,441	1,512	0	(85,804)	0	20,691	327,600	362,516
IC-EISC - 185		0	0	0	0	0	0	0	0	0	0	0	0
IC-AEBI Stock Market - 301, 302,303,304,305		0	0	(0)	0	0	0	0	0	0	0	0	(0)

Total		231,327	2,311,866	2,572,005	(0)	1,767,934	76,965	(9,613)	(1,178,499)	(149)	222,448	2,999,525	3,228,644

Additional credits and accrued interest thereon:
SP 74 (2030/1 4022)	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 75	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 76	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 77	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 78	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 79	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 80	3.5	0	0	(0)	0	0	0	0	0	0	0	0	(0)
SP 81A	3.5	0	0	8	0	0	0	(8)	0	0	0	0	(0)
SP 82A	3.5	0	0	19	0	0	0	(17)	0	0	0	0	2
SP 82B	3.5	0	0	(0)	0	0	0	0	0	0	0	0	(0)
SP 83A	3.5	0	0	(0)	0	0	0	0	0	0	0	0	(0)
SP 83B	3.5	0	0	(0)	0	0	0	0	0	0	0	0	(0)
IC-2-84	3.5	0	0	10	0	0	0	(3)	0	0	0	0	7
IC-2-85	3.5	0	0	0	0	0	0	0	0	0	0	0	0
IC-2-86	3.5	0	0	(0)	0	0	0	0	0	0	0	0	(0)
IC-2-87	3.5	0	0	13	2	0	0	0	(3)	(12)	0	0	0
IC-2-88	3.5	0	0	40	62	0	0	0	(1)	(72)	0	0	29
Reserve Plus SP 2004-4061		0	0	(0)	2	0	0	0	0	(2)	0	0	0
Cash Reserve SP		0	0	(0)	0	0	0	0	0	0	0	0	(0)
IC-Flexible Savings		0	0	2,899	75,957	0	0	0	(4,708)	(70,701)	0	0	3,448
IC-Preferred Investors		0	0	13	274	0	0	0	(38)	(247)	0	0	2

IC-FS-EMP	0	0	9	180	0	0	0	(28)	(155)	0	0	5
IC-Investors	0	0	(0)	0	0	0	0	0	0	0	0	(0)
IC-Special Deposits U.K.	0	0	(0)	0	0	0	0	0	0	0	0	(0)
IC-Special Deposits HONG KONG	0	0	0	0	0	0	0	0	0	0	0	0
IC-1-84 - 2013-4061	0	0	(0)	0	0	0	0	0	(0)	0	0	(0)
Cash Reserve VP 2004-4061	0	0	0	0	0	0	0	0	0	0	0	0
Cash Reserve Variable Payment-3mo.	0	0	506	3,560	(494)	0	0	(27)	(3,214)	0	0	333
IC-Future Value	0	0	11	1	0	0	(5)	0	0	0	0	7
IC-Future Value Emp	0	0	0	0	0	0	0	0	0	0	0	0
IC-Stk Mkt, 2004/16/31-4000/16	0	0	798	909	(0)	0	0	(74)	(1,114)	0	0	519
IC-MSC	0	0	241	1,214	0	0	0	(12)	(1,288)	0	0	155
IC - EISC	0	0	(0)	0	0	0	0	0	0	0	0	(0)
IC-AEBI Stk Mkt 2004/31/19-4000/16	0	0	(0)	0	0	0	0	0	0	0	0	(0)

Total	0	0	4,567	82,161	(494)	0	(33)	(4,889)	(76,805)	0	0	4,509

Accrued for additional credits to be allowed at next anniversaries:
SP 74 (2102-4070)	0	0	0	0	0	0	0	0	0	0	0	0
SP 75	0	0	(1)	0	0	0	0	0	0	0	0	(1)
SP 76	0	0	0	0	0	0	0	0	0	0	0	0
SP 77	0	0	(0)	0	0	0	0	0	0	0	0	(0)
SP 78	0	0	0	0	0	0	0	0	0	0	0	0
SP 79	0	0	0	0	0	0	0	0	0	0	0	0
SP 80	0	0	0	0	0	0	0	0	0	0	0	0
SP 81A	0	0	0	0	0	0	0	0	0	0	0	0
SP 82A	0	0	0	0	0	0	0	0	0	0	0	0
SP 82B	0	0	(0)	0	0	0	0	0	0	0	0	(0)
SP 83A	0	0	(0)	0	0	0	0	0	0	0	0	(0)
SP 83B	0	0	(0)	0	0	0	0	0	0	0	0	(0)
IC-2-84 - 2019-4061	0	0	0	0	0	0	0	0	0	0	0	0
IC-2-85	0	0	0	0	0	0	0	0	0	0	0	0
IC-2-86	0	0	(0)	0	0	0	0	0	0	0	0	(0)
IC-2-87	0	0	0	(0)	0	0	0	0	(0)	0	0	(0)
IC-2-88	0	0	1	1	0	0	0	0	(2)	0	0	0

IC-Stock Mkt - 2019/31-4061 SEC 5 from C2785-81		0	0	0	0	0	0	0	0	0	0	0	0
IC-Market Strategy Certificate (SEC 5 from c2785-81)		0	0	0	(0)	0	0	0	0	0	0	0	(0)
IC-EISC		0	0	3,895	(2,696)	0	0	0	(4)	(0)	0	0	1,194
IC-AEBI Stock Market		0	0	3,922	(2,461)	(0)	0	0	(10)	(226)	0	0	1,226
		0	0	(0)	0	0	0	0	0	0	0	0	(0)
		0	0	0	0	0	0	0	0	0	0	0	0

Total		0	0	7,817	(5,156)	(0)	0	0	(14)	(228)	0	0	2,420

Total Single Payment - Non Qualified		231,327	2,311,866	2,584,389	77,004	1,767,440	76,965	(9,645)	(1,183,403)	(77,181)	222,448	2,999,525	3,235,573

R Series Single-Payment certificates:
R-76 - 900	3.5	1	2	2	0	0	0	0	(0)	0	1	2	2
R-77 - 910	3.5	9	83	40	0	0	1	0	(1)	0	9	34	41
R-78 - 911	3.5	20	123	136	0	0	5	0	(14)	0	17	109	127
R-79 - 912	3.5	31	167	179	0	0	6	0	(21)	0	27	148	163
R-80 - 913	3.5	21	136	136	0	0	5	0	(26)	0	17	112	114
R-81 - 914	3.5	10	71	63	0	0	2	0	(15)	0	9	55	50
R-82A - 915	3.5	56	281	225	0	0	8	0	(24)	0	48	251	209
RP-Q - 916		100	147	414	0	0	9	0	(50)	0	89	128	373
R-II - 920	3.5	36	266	163	0	0	5	0	(32)	0	30	209	135
RP-2-84 - 921,922,923,924,925	3.5	3	166	15	0	0	0	(6)	0	0	2	16	9
RP-2-85 - 926,927,928,929,930, 931,932,933,934,935,936	3.5	0	0	(0)	0	0	0	0	0	0	0	0	(0)
RP-2-86 - 937	3.5	0	4	(0)	0	0	0	0	0	0	0	0	(0)
RP-2-87 - 938	3.5	19	141	90	0	0	3	(94)	(0)	0	0	0	0
RP-2-88 - 939	3.5	22	102	117	0	0	4	(24)	(2)	0	15	81	95
Cash Reserve RP - 970		0	0	0	0	0	0	0	0	0	0	0	0
RP-Flexible Savings - 971		41,419	697,284	757,989	0	886,031	35,384	(513)	(384,294)	0	52,569	1,246,068	1,294,596
RP-Preferred Investors - 950		1	441	568	0	0	20	0	0	0	1	441	589
Cash Reserve RP-3 mo. - 972		3,965	28,669	29,921	0	5,540	584	(64)	(15,270)	0	3,046	19,163	20,711
RP-Flexible Savings Emp - 973		120	1,266	1,920	0	21	74	(9)	(532)	0	96	979	1,475
RP-Future Value - 975		0	0	(0)	0	0	0	0	0	0	0	0	(0)
RP-Future Value Emp - 976		0	0	0	0	0	0	0	0	0	0	0	0
RP-Stock Market - 960		11,227	118,957	135,148	0	29,427	311	(429)	(46,509)	0	10,016	105,143	117,949
Market Strategy Cert - 961 (section 1-6 from Report 2785-81-RP-STOCK-VB 2001)		3,937	103,928	114,671	0	19,395	446	0	(25,610)	0	3,820	100,306	108,901
D-1 - sum of SERIES D on Summary page - 400 + 990-993		65	5,020	6,381	0	0	180	(106)	(815)	0	54	4,166	5,640

Total		61,062	957,254	1,048,178	0	940,414	37,048	(1,244)	(473,216)	0	69,866	1,477,410	1,551,181

Additional Interest on R-Series Single Payment Reserves:
R-76	3.5	0	0	0	0	0	0	0	0	(0)	0	0	0
R-77	3.5	0	0	1	1	0	0	0	(0)	(1)	0	0	1
R-78	3.5	0	0	3	5	0	0	0	(0)	(5)	0	0	3
R-79	3.5	0	0	4	6	0	0	0	(0)	(6)	0	0	4
R-80	3.5	0	0	4	5	0	0	0	(0)	(5)	0	0	3
R-81	3.5	0	0	1	2	0	0	0	(0)	(2)	0	0	1
R-82A	3.5	0	0	7	8	0	0	0	(0)	(8)	0	0	6
RP-Q		0	0	(0)	9	0	0	0	0	(9)	0	0	(0)
R-II	3.5	0	0	4	5	0	0	0	(0)	(5)	0	0	3
RP-2-84	3.5	0	0	(0)	0	0	0	0	0	0	0	0	(0)
RP-2-85	3.5	0	0	(0)	0	0	0	0	0	0	0	0	(0)
RP-2-86	3.5	0	0	(0)	0	0	0	0	0	0	0	0	(0)
RP-2-87	3.5	0	0	3	1	0	0	0	0	(3)	0	0	(0)
RP-2-88	3.5	0	0	2	4	0	0	0	(0)	(4)	0	0	2
Cash Reserve RP		0	0	(0)	0	0	0	0	0	0	0	0	(0)
RP-Flexible Savings		0	0	1,382	37,200	0	0	0	(1,343)	(35,384)	0	0	1,854
RP-Preferred Investors		0	0	1	20	0	0	0	0	(20)	0	0	1
Cash Reserve RP-3 mo. Plus		0	0	96	654	(104)	0	0	(6)	(584)	0	0	56
RP-Flexible Savings Emp		0	0	4	76	0	0	0	(3)	(74)	0	0	2
RP-Future Value		0	0	0	0	0	0	0	0	0	0	0	0
RP-Future Value Emp		0	0	0	0	0	0	0	0	0	0	0	0
RP-Stock Market		0	0	232	264	0	0	0	(26)	(311)	0	0	160
Market Strategy Cert (2785-81 RP-STOCK VB 2004/4000 & 2016/2031/4016)		0	0	73	378	0	0	0	(1)	(389)	0	0	61
D-1 - 400		21	82	0	211	0	0	0	(32)	(180)	19	53	0

Total		21	82	1,817	38,848	(104)	0	0	(1,412)	(36,992)	19	53	2,158

Accrued for additional credits to be allowed at next anniversaries:
RP-Stock Market		.	0	1,295	(881)	0	0	0	0	(0)	.	0	414
Market Strategy Cert (C2785-81 2019/2102/4061)		0	0	1,057	(648)	0	0	0	(3)	(56)	0	0	349

Total		0	0	2,352	(1,529)	0	0	0	(3)	(57)	0	0	762

Total Single Payment - Qualified		61,083	957,335	1,052,347	37,319	940,310	37,048	(1,244)	(474,631)	(37,048)	69,885	1,477,463	1,554,101

Paid-up certificates:
Series 15 and 20	3.25	0	0	(0)	0	0	0	0	0	0	0	0	(0)
" 15A and 22A	3.5	0	0	480	5	0	32	(151)	(83)	(217)	0	0	66
" I-76 - 640	3.5	0	0	1,582	48	0	34	(301)	(196)	(18)	0	0	1,148

Total		0	0	2,062	53	0	66	(452)	(279)	(235)	0	0	1,214

Additional credits and accrued interest thereon:
Series 15 and 20	2.5	0	0	0	0	0	0	0	0	0	0	0	0
" 15A and 22A	3	26	491	5	0	0	0	(3)	(1)	(0)	9	(0)	1
" I-76	3.5	324	1,733	143	4	0	0	(36)	(4)	(0)	235	1,193	107

Total		350	2,224	148	4	0	0	(39)	(5)	(0)	244	1,193	108

Accrued for additional credits to be allowed at next anniversaries		0	0	0	0	0	0	0	0	(0)	0	0	0

Total paid-up		350	2,224	2,210	57	0	66	(491)	(284)	(235)	244	1,193	1,322

Optional settlement certificates:
Series IST&G	3	0	0	0	0	0	0	(0)	0	0	0	0	0
Other series and conversions from Single	Source 2740-10: Options	0	0	0	0	0	0	0	0	0	0	0	0
Payment certificates	2.5-3-3-3.5	0	0	52,683	1,570	0	634	(2,766)	(2,975)	0	0	0	49,144
Series R-76 thru R-82A - Prod 900	3	0	0	3	0	0	0	(3)	0	0	0	0	1
Series R-II & RP-2-84 thru 88 - Prod 921	3.5	0	0	60	2	0	0	(7)	(6)	0	0	0	49
Reserve Plus Single-Payment (Prod 150)		0	0	89	2	0	0	(2)	(4)	0	0	0	85
Reserve Plus Flex-Pay & IC-Q-Inst (Prod 650, 651, 652)		0	0	35	0	0	0	0	(21)	0	0	0	14
Series R-Installment (Prod 980, 981,982)		0	0	43	0	0	0	(3)	(8)	0	0	0	32
Series R-Single-Payment (Prod 133)		0	0	(0)	0	0	0	0	0	0	0	0	(0)
Add’l credits and accrued int. thereon	2.5-3	0	0	4,636	129	0	170	(347)	(287)	(116)	0	0	4,183
Add’l credits and accrued int. thereon-IST&G	2.5-3	0	0	0	0	0	0	(0)	0	0	0	0	0
Accrued for additional credits to be allowed		0	0	89	132	0	0	(0)	(0)	(170)	0	0	51
at next anniversaries		0	0	0	0	0	0	0	0	0	0	0	0
Accrued for additional credits to be allowed		0	0	0	0	0	0	(0)	(0)	(0)	0	0	(0)
at next anniversaries-R-76-R-82A & R-II		0	0	0	0	0	0	0	0	0	0	0	0
Accrued for additional credits to be allowed at next anniversaries-IST&G		0	0	0	0	0	0	0	0	(0)	0	0	0

Total optional settlement		0	0	57,638	1,835	0	804	(3,128)	(3,301)	(286)	0	0	53,559

Due to unlocated cert holders		0	0	67	0	0	46	0	(1)	(10)	0	0	101

Total certificate reserves		301,154	3,296,514	3,753,310	117,521	2,720,717	115,548	(19,582)	(1,677,718)	(115,582)	299,887	4,515,991	4,894,214

Certificate Reserves

(In thousands)

December 31, 2008

Part 2 - Descriptions of Additions to Reserves Charged to Other Accounts and Deductions from Reserves Credited to Other Accounts

Additional credits on installment certificates and accrued interest thereon:
Other additions represent:
Transfers from accruals for additional credits to be allowed at next anniversaries	$13
Reconversions of paid-up certificates-charged to paid-up reserves	6
Transfers from maturities to extended maturities, additional credits/interest and advance payments	600
$619

Other deductions represent:
Transfers to reserves on a quarterly basis for Reserve Plus Flexible-Payment, IC-Q-Installment and R-Flexible-Payment	$601
Conversions to optional settlement certificates-credited to optional settlement reserves	135
Conversions to paid-up certificates-credited to paid-up reserves	66
Transfers to extended maturities at maturity	0
$802
Accrual for additional credits to be allowed on installment certificates at next anniversaries:
Other deductions represent:
Transfers to reserves for additional credits on installment certificates	$10

Reserve for death and disability refund options:
Other deductions represent:
Payments, in excess of installment reserves, made to certificate holders who exercised the death and disability refund options.	$0

Reserve for reconversions of paid-up certificates:
The amount shown as charged to profit and loss has been deducted from reserve recoveries in the accompanying Statement of Operations	$0

Other deductions represent:
Amounts credited to installment certificate reserves to mature, on reconversions of paid-up certificates.	$6

Paid-up certificates:
Other additions represent:
Conversions from installment certificates (charged to installment reserves less surrender charges)	$66
Transfers from accrual for additional credits to be allowed at next anniversaries	0
$66
Other deductions represent:
Transfers credited to installment reserves on reconversions to installment certificates	$0
Transfers for accrual for additional credits and accrued interest thereon	0
Transfers to settlement options	235
$235

Certificate Reserves

(In thousands)

December 31, 2008

Part 2 - Descriptions of Additions to Reserves Charged to Other Accounts and Deductions from Reserves Credited to Other Accounts

Default interest on installment certificates:
Other additions represent:
Reconversions of paid-up certificates charged to paid-up reserves	$0

Other deductions represent:
Conversions to paid-up certificates - credited to paid-up reserves	$0
Transfers to advance payments as late payments are credited to certificates	(0)
$(0)
Optional settlement certificates:
Other additions represent:
Transfers from installment certificate reserves (less surrender charges), single-payment and Series D certificate reserves upon election of optional settlement privileges	$399
Transfers from paid-up certificate reserves	235
Transfers from accruals for additional credits to be allowed at next anniversaries	170
$803
Other deductions represent:
Transfers to reserve for additional credits and accrued interest thereon	$170
Transfers to optional settlement reserves	116
$286
Single-Payment certificates:
Other additions represent:
Transfers from accruals for additional credits to be allowed at next anniversaries	$0
Transfers from accruals on a quarterly basis on:	0
Reserve Plus Single-Payment	0
Cash Reserve Single-Payment	0
Flexible Savings	70,639
Flexible Savings-Emp	155
Preferred Investors	247
Investors	0
Special Deposits	0
Cash Reserve	0
Cash Reserve-3mo	3,211
Future Value	0
Stock Market	1,113
Market Strategy	1,512
AEBI Stock Market	0
Equity Index Stock Certificate	0
RP-Q	9
Cash Reserve-RP	0
Cash Reserve-RP-3mo	584
Flexible Saving-RP	35,384
Flexible Savings-RP-Emp	74
Preferred Investors-RP	20
Stock Market-RP	311
Market Strategy-RP	446
Transfers from accruals at anniversaries maintained in a separate reserve account.	308
$114,013

Certificate Reserves

(In thousands)

December 31, 2008

Part 2 - Descriptions of Additions to Reserves Charged to Other Accounts and Deductions from Reserves Credited to Other Accounts

Single-Payment certificates continued:

Other deductions represent:
Transfers to optional settlement reserves:
Single-Payment	$1,577
R Single-Payment	0
Transfers to reserves for additional credits and accrued interest thereon	(308)
Transfers to a separate reserve account from the accrual account	13
Transfers to reserves on a quarterly basis:
Reserve Plus Single-Payment	2
Cash Reserve Single-Payment	0
Flexible Savings	70,762
Flexible Savings-Emp	0
Preferred Investors	247
Investors	0
Special Deposits	0
Cash Reserve	0
Cash Reserve-3mo	3,217
IC-Stock Market	1
Stock Market	1,115
AEBI Stock Market	1,288
RP-Q	9
Cash Reserve-RP	0
Cash Reserve-RP-3mo	584
Flexible Saving-RP	35,384
Flexible Savings-RP-Emp	74
Preferred Investors-RP	20
Stock Market-RP	311
Transfers to Federal tax withholding	(66)
$114,230

Due to unlocated certificate holders:
Other additions represent:
Amounts equivalent to payments due certificate holders who could not be located	$46

Other deductions represent:
Payments to certificate holders credited to cash	$10

AMERIPRISE CERTIFICATE COMPANY, INC.	CERTIFICATE RESERVES	SCHEDULE VI	Balance to SEC	Balance to SEC
Sources: C2790-70, C2790-20, C2790-21, C2790-26, C2740-10 — Tie to C2785-10			5 on Part 1	6 on Part 1
December 2008			2790-70	2790-70

DATE PRINTED
02/22/11

SOURCE: 2790-70, unless specified.
PART 3 - INFORMATION REGARDING INSTALLMENT CERTIFICATES

Totals must agree to Part 1

								SEC 5	SEC 6
		NUMBER OF ACCOUNTS		AMOUNT OF				DEDUCTION FROM RESERVES
		WITH CERTIFICATE		MATURITY		AMOUNT OF		CASH SURRENDERS
		HOLDERS		VALUE		RESERVES		PRIOR TO MATURITY
		December 31, 2008		December 31, 2008		December 31, 2008		SURRENDER	OTHER
CERT SERIES	MOS. PAID	2007	2008	2007	2008	2007	2008	2008	2008

15 INC EXT
ACC Maturity Value & Count
TOTAL		0.00000	0	0.00000	0.00000	0.00000	0.00000	0.00000	0.00000

20 INC EXT
ACC Maturity Value & Count
TOTAL		0.00000	0	0.00000	0.00000	0.00000	0.00000	0.00000	0.00000

15 A INC EXT
ACC Maturity Value & Count
TOTAL		0.00000	0	0.00000	0.00000	0.00000	0.00000	0.00000	0.00000

22A INC EXT	157-168	1.00000		18.75000		9.60032		9.75518
	169-180
	181-192
	193-204
	205-216
	217-228
	229-240	2.00000		33.75000		28.75968		15.93907
	241-252		1		15.00000		13.75820
	253-264	1.00000	1	15.00000	15.00000	14.58921	14.83493
	265-276
	277-288
	289-300
	301-312
	313-324	1.00000		16.23870		12.49413
	325-336		1		16.23870		13.18569
	337-348	1.00000		19.48644		16.55509
	349-360	4.00000	1	373.49010	19.48644	336.15126	17.43112
	361-372		4		373.49010		353.57253
	373-384	14.00000	1	279.30564	12.99096	278.14199	12.99096		103.74215
ACC Maturity Value & Count
TOTAL		24.00000	9	756.02088	452.20620	696.29168	425.77343	25.69425	103.74215

I-76	265-276	3.00000		64.58361		41.93834
	277-288		2		39.98033		27.37785	16.48535
	289-300
	301-312	2.00000		61.50820		48.46885
	313-324	22.00000	2	612.00659	61.50820	506.25022	51.38709	10.20406	12.88844
	325-336	29.00000	19	781.15414	522.81970	683.64058	456.98422	67.31887
	337-348	31.00000	26	673.51479	716.57053	621.82581	663.44120	75.70683	13.96830
	349-360	41.00000	27	710.41971	608.93118	690.91022	593.77002	50.86063
ACC Maturity Value & Count
TOTAL		128.00000	76	2,903.18704	1,949.80994	2,593.03402	1,792.96038	220.57574	26.85674

RES+FP	289-300	1.00000		6.00000		2.82079
New Line	301-312		1		6.00000		2.83669
ACC Maturity Value & Count
TOTAL		1.00000	1	6.00000	6.00000	2.82079	2.83669	0.00000	0.00000

IC-Q-INST
ACC Maturity Value & Count
TOTAL		0.00000	0	0.00000	0.00000	0.00000	0.00000	0.00000	0.00000

IC-Q-IN	181-192	6.00000		54.00000		30.10811
	193-204	17.00000	5	182.40000	48.00000	70.25230	18.69602	7.70000
	205-216	9.00000	16	72.00000	158.40000	40.59385	66.28175	13.12249
	217-228	9.00000	7	128.40000	48.00000	12.81703	31.88326	12.99616
	229-240	13.00000	8	116.40000	114.00000	55.20059	11.48908	4.48269
	241-252	1.00000	5	6.00000	42.00000	5.41450	33.12645	2.64000
New Line	253-264		1		6.00000		5.43144
ACC Maturity Value & Count
TOTAL		55.00000	42	559.20000	416.40000	214.38638	166.90800	40.94134	0.00000

IC-IN-EMP	205-216	1.00000		6.00000		3.48549
New Line	217-228		1		6.00000		0.89163	3.20000
ACC Maturity Value & Count
TOTAL		1.00000	1	6.00000	6.00000	3.48549	0.89163	3.20000	0.00000

IC-I	25-36	4.00000		49.20000		19.61995
	37-48	2.00000	4	24.97100	49.20000	8.89253	25.29003
	49-60	2.00000	2	81.00000	24.97100	17.61631	2.87728
	61-72		1		21.00000		8.95011	10.98507
	73-84
	85-96
	97-108	4.00000		33.00000		28.44345
	109-120	1.00000	2	24.00000	18.00000	23.42107	25.04704	6.04764
	121-132	8.00000		118.08000		57.30992
	133-144	11.00000	8	186.00000	118.08000	144.09086	65.02444
	145-156	17.00000	8	259.75200	150.00000	171.09203	118.99948	17.11841
	157-168	15.00000	13	228.00000	220.75200	107.74896	148.65800	19.97571
	169-180	11.00000	12	102.00000	174.00000	94.86407	84.27798	1.95385
	181-192	11.00000	10	101.40000	90.00000	90.63305	98.33941
New Line	193-204		11		101.40000		93.64014
ACC Maturity Value & Count
TOTAL		86.00000	71	1,207.40300	967.40300	763.73220	671.10391	56.08068	0.00000

IC-I-EMP	1-12
	13-24	1.00000		6.00000		2.58056
	25-36		1		6.00000		3.97019
	37-48
	49-60
	61-72
	73-84

Confiddential: For Internal Use Only.

	85-96
	97-108
	109-120
	121-132
	133-144	2.00000		72.24000		24.22070
	145-156		2		72.24000		22.93904
	157-168	2.00000		18.00000		9.50464
	169-180		2		18.00000		9.78252
	181-192	1.00000		120.00000		1,163.99559
New Line	193-204		1		120.00000		485.48809
ACC Maturity Value & Count
TOTAL		6.00000	6	216.24000	216.24000	1,200.30149	522.17984	0.00000	0.00000

IC-I95	1-12	629.00000	807			889.12770	1,269.14584	83.08395
	13-24	619.00000	502			1,888.03539	1,453.01105	98.66945
	25-36	901.00000	552			4,123.34015	2,565.52997	142.27061
	37-48	1,266.00000	777			7,380.57107	4,802.13745	469.62969
	49-60	1,264.00000	1,121			9,334.35358	8,013.70853	579.93064
	61-72	985.00000	1,098			7,962.38574	9,629.74172	870.77426
	73-84	512.00000	684			3,847.82421	5,692.10506	2,836.52711
	85-96	431.00000	400			3,102.22810	3,072.37629	937.76371
	97-108	555.00000	362			3,987.76542	2,722.27902	528.35701
	109-120	605.00000	460			4,776.95813	3,381.64762	446.50136
	121-132	4.00000	4			8.72477	28.01811	965.14512
New Line	133-144		4				8.89503
ACC Maturity Value & Count
TOTAL		7,771.00000	6,771	0.00000	0.00000	47,301.31426	42,638.59569	7,958.65291	0.00000

IC-I95-E	1-12	7.00000	7			3.22067	5.76329	0.65125
	13-24	4.00000	3			5.94115	13.00209	2.71421
	25-36	4.00000	3			9.94499	7.82519	1.13676
	37-48	14.00000	4			113.04128	14.16983
	49-60	4.00000	12			21.10539	107.63879	17.86244
	61-72	5.00000	2			47.53577	8.96017	5.93105
	73-84		1				1.68343	26.12566
	85-96	2.00000				9.80723
	97-108	2.00000	1			14.18587	6.19187	4.41452
	109-120	2.00000	2			16.21914	15.88291
New Line	121-132							11.17827
ACC Maturity Value & Count
TOTAL		44.00000	35	0.00000	0.00000	241.00149	181.11757	70.01416	0.00000

RP-Q-INST	253-264
	265-276	6.00000		72.00000		24.88065
	277-288		5		52.20000		23.29712	1.49216
	289-300	3.00000		21.60000		11.13016
	301-312	1.00000	2	12.00000	12.00000	38.10769	7.96444	3.20537
New Line	313-324		1		12.00000		38.32248
ACC Maturity Value & Count
TOTAL		10.00000	8	105.60000	76.20000	74.11850	69.58404	4.69753	0.00000

RP-Q-FP	241-252
	253-264	2.00000		31.80000		12.52001
New Line	265-276		2		31.80000		11.86819
ACC Maturity Value & Count
TOTAL		2.00000	2	31.80000	31.80000	12.52001	11.86819	0.00000	0.00000

RP-Q-IN
	205-216	2.00000		12.00000		2.40448
	217-228	1.00000	2	12.00000	12.00000	0.40825	2.39298
New Line	229-240		1		12.00000		0.41235
ACC Maturity Value & Count
TOTAL		3.00000	3	24.00000	24.00000	2.81273	2.80533	0.00000	0.00000

RP-IN-EMP
ACC Maturity Value & Count
TOTAL		0.00000	0	0.00000	0.00000	0.00000	0.00000	0.00000	0.00000

RP-I
ACC Maturity Value & Count
TOTAL		0.00000	0	0.00000	0.00000	0.00000	0.00000	0.00000	0.00000

RP-I-EMP - Use C2790-26
ACC Maturity Value & Count
TOTAL (Don’t include in Part 1)								0.00000	0.00000

Inst-R (RP-I95)	1-12	26.00000	80	798.87000	18,072.44520	83.98235	228.94446	1.34961
Note: Use C2790-26	13-24	23.00000	22	536.62920	763.57440	76.65083	100.93630	0.11267
	25-36	47.00000	16	2,462.88480	483.00000	239.97215	100.78332	3.19938
	37-48	44.00000	39	1,870.13160	2,226.92160	232.94368	227.33396	28.14165
	49-60	60.00000	37	8,762.57880	1,555.61520	577.77482	265.22279	18.66606
	61-72	40.00000	48	1,280.08200	8,290.76040	370.22601	548.58372	100.10774
	73-84	8.00000	30	488.07240	1,135.29480	55.04109	250.54412	101.51605
	85-96	5.00000	6	1,912.37040	422.07240	51.40190	33.14535	8.67777
	97-108	3.00000	1	268.00080	59.99760	14.49259	5.97552
	109-120							2.90852
	121-132							3.04986
ACC Maturity Value & Count
TOTAL		256.00000	279	18,379.62000	33,009.68160	1,702.48542	1,761.46954	267.72931	0.00000

Inst-R-E - Use C2790-26	1-12	2.00000		30.00000		8.52658
(Install R)	13-24	2.00000	2	12.00000	30.00000	1.52665	10.36531
	25-36	2.00000	2	612.00000	12.00000	12.18003	2.74951
	37-48		2		612.00000		6.91708
	49-60
	61-72	1.00000		240.00000		2.14100
	73-84
	85-96
AECC Maturity Value & Count
TOTAL		7.00000	6	894.00000	654.00000	24.37426	20.03190	0.00000	0.00000

TOTAL - ALL SERIES	8,394.00000	7,310	25,089.07092	37,809.74074	54,832.67872	48,268.12614	8,647.58592	130.59889

AMERIPRISE CERTIFICATE COMPANY	SCHEDULE VI
Certificate Reserves
Part 1 - Summary of Changes
Year ended December 31, 2009
(Thousands)

		Balance at beginning of period			Additions			Deductions			Balance at close of period
		Number									Number
		of					Charged			Credited	of
	Yield	accounts	Amount		Charged	Reserve	to other		Cash	to other	accounts	Amount
	to maturity	with	of	Amount	to profit	payments by	accounts		surrenders	accounts	with	of	Amount
	on an annual	security	maturity	of	and loss	certificate	(per		prior to	(per	security	maturity	of
Description	payment basis	holders	value	reserves	or income	holders	part 2)	Maturities	maturity	part 2)	holders	value	reserves

Installment certificates:
Reserves to mature:
Series 15, includes extended maturities
15, " " "	2.40 Inst/2.50 Ext.	0	0	0	0	0	0	0	0	0	0	0	0
20, " " "	2.52 Inst/2.50 Ext.	0	0	0	0	0	0	0	0	0	0	0	0
15A, " " "	2.66 Inst/3.04 Ext.	0	0	0	0	0	0	0	0	0	0	0	0
22A, " " "	3.09	9	452	426	12	0	8	(15)	0	0	8	437	431
I-76, " " "	3.35	76	1,950	1,793	47	26	2	(431)	(342)	(29)	40	1,126	1,066
Reserve Plus Flex Payment	(note a)	1	6	3	0	0	0	0	0	0	1	6	3
IC-Q-Installment	(note a)	0	0	0	0	0	0	0	0	0	0	0	0
IC-Q-Ins	(note a)	42	416	167	0	19	0	(2)	(42)	0	31	302	142
IC-Q-Ins Emp	(note a)	1	6	1	0	1	0	0	(1)	0	1	6	1
IC-I	(note a)	71	967	671	0	47	4	(87)	(376)	0	33	415	259
IC-I-Emp	(note a)	6	216	523	0	109	3	0	(325)	0	6	216	310
Inst	0	6,771	0	42,644	0	11,873	155	(2,682)	(15,723)	0	5,922	0	36,267
Inst-E	0	35	0	181	0	81	0	(1)	(120)	0	37	0	141
RP-Q-Installment	(note a)	8	76	70	0	0	0	0	(41)	0	6	54	29
RP-Q-Flexible Payment	(note a)	2	32	12	0	0	0	0	(1)	0	1	12	11
RP-Q-Ins	(note a)	3	24	3	0	0	0	0	(0)	0	3	24	3
RP-Q-Ins Emp	(note a)	0	0	0	0	0	0	0	0	0	0	0	0
RP-I	(note a)	0	0	0	0	0	0	0	0	0	0	0	0
RP-I-EMP	(note a)	279	33,010	0	0	0	0	0	0	0	0	1	0
Inst-R & RP I95	0	6	655	1,760	0	816	7	(58)	(554)	0	303	30,399	1,971
Inst-R-E	0	0	0	20	0	5	0	(9)	(0)	0	5	648	16
Total	0	7,310	37,810	48,274	59	12,977	179	(3,285)	(17,525)	(29)	6,397	33,646	40,650

Payments made in advance of certificate year requirements and accrued interest thereon:
15, includes ext maturities	2	0	0	0	0	0	0	0	0	0	0	0	-0.00074
20, " " "	2	0	0	0	0	0	0	0	0	0	0	0	0.00074
15A, " " "	3	0	0	0	0	0	0	0	0	0	0	0	0.00175
22A, " " "	3	0	0	27	0.67464	-0.02	0	-0.00061	0	-7.85642	0	0	20.18966
I-76, " " "	3.5	0	0	110	3.70382	2.8089	0	-8.78762	-1.63401	-1.69411	0	0	104.28862

Total		0	0	137	4	3	0	(9)	(1)	(10)	0	0	124

Additional credits and accrued interest thereon:
" 15, includes ext mat	2.5	0	0	0	0	0	0	0	0	0	0	0	0
" 20, " " "	2.5	0	0	(1)	0	0	0	0	0	0	0	0	(1)
" 15A, " " "	3	0	0	(0)	0	0	0	0	0	0	0	0	(0)
" 22A, " " "	3	0	0	85	2	0	2	(3)	0	0	0	0	86
" I-76, " " "	3.5	0	0	372	10	0	6	(97)	(70)	(7)	0	0	214
" Res Plus Flex Pay		0	0	0	0	0	0	0	0	(0)	0	0	0
" IC-Q-Installment		0	0	0	0	0	0	0	0	0	0	0	0
" IC-Q-Ins		0	0	(0)	0	0	0	0	0	(0)	0	0	(0)
" IC-Q-Ins Emp		0	0	0	0	0	0	0	0	(0)	0	0	0
" IC-I		0	0	1	4	0	0	0	0	(4)	0	0	1
" IC-I-Emp		0	0	0	3	0	0	0	0	(3)	0	0	0
" Inst		0	0	14	146	0	0	0	0	(155)	0	0	5
" Inst-E		0	0	0	0	0	0	0	0	(0)	0	0	0
" RP-Q-Installment		0	0	0	0	0	0	0	0	(0)	0	0	0
" RP-Q-Flexible Pay		0	0	(0)	0	0	0	0	0	(0)	0	0	(0)
" RP-Q-Ins		0	0	(0)	0	0	0	0	0	(0)	0	0	(0)
" RP-Q-Ins Emp		0	0	(0)	0	0	0	0	0	0	0	0	(0)
" RP-I		0	0	1	0	0	0	0	0	0	0	0	1
" RP-I-EMP		0	0	0	0	0	0	0	0	0	0	0	0
" Inst-R		0	0	0	6	0	0	0	0	(7)	0	0	(1)
" Inst-R-E		0	0	0	0	0	0	0	0	(0)	0	0	0

Total		0	0	472	171	0	8	(100)	(70)	(176)	0	0	305

Res for accrued 3rd year 2113 - Installment Prod only.		0	0	675	440	(594)	0	0	0	0	0	0	521
Res for accrued 6th year 2114		0	0	(0)	0	0	0	0	0	0	0	0	(0)
Acc int - default I-76 2003/2025	3.5	0	0	0	2	0	0	0	(0)	(1)	0	0	1
Res for add’l credits to be allowed		0	0	0	0	0	0	0	0	0	0	0	0
Installment Cert-Special Add’l		0	0	0	0	0	0	0	0	0	0	0	0
Credits I-76 (2105)		0	0	0	0	0	0	0	0	0	0	0	0
Accrued for add’l credits to		0	0	0	0	0	0	0	0	0	0	0	0
be allowed at next anni (2102)		0	0	0	7	0	0	0	0	(7)	0	0	0
Reserve for death & disab (2111)		0	0	0	0	0	0	0	0	0	0	0	0
Res for reconversion (2104)		0	0	0	0	0	0	0	0	0	0	0	0
				0	0	0	0	0	0	0	0	0
Total		0	0	675	449	(594)	0	0	(0)	(8)	0	0	522

Total installment certificates		7,310	37,810	49,558	683	12,386	187	(3,394)	(17,596)	(223)	6,397	33,646	41,601

Fully paid certificates:
Single-Payment certificates:
SP 74 (C2740-10 Prod 40)	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 75 - 50	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 76 - 60	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 77 - 70	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 78 - 80	3.5	0	0	(0)	0	0	0	0	0	0	0	0	(0)
SP 79 - 90	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 80 - 100	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 81A - 110	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 82A - 111	3.5	1	2	2	0	0	0	0	0	0	1	2	2
SP 82B - 112	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 83A - 113	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 83B - 114	3.5	0	0	0	0	0	0	0	0	0	0	0	0
IC-2-84 - 115, 116,117,118,119	3.5	3	12	12	0	0	0	0	0	0	3	12	12
IC-2-85 - 120,121,122,123.124, 125,126,127,128,129,130	3.5	2	20	22	0	0	0	0	0	0	2	20	22
IC-2-86 - 131	3.5	1	2	3	0	0	0	0	0	0	1	2	3
IC-2-87 - 132	3.5	2	24	31	0	0	0	(26)	0	0	1	4	5
IC-2-88 - 133	3.5	73	1,070	1,471	0	0	49	(747)	(132)	(506)	15	119	135
Reserve Plus Single Payment - 150		4	17	19	0	0	0	0	0	0	4	17	19
Cash Reserve Single Payment - 160		0	0	0	0	0	0	0	0	0	0	0	0
IC-Flexible Savings (Variable Term) - 165		131,998	2,270,553	2,406,534	0	1,272,957	61,525	(4,026)	(1,780,127)	0	119,152	1,826,625	1,956,863
IC-Flexible Savings Emp (VT) - 166		223	2,611	3,809	0	46	84	(224)	(970)	0	175	1,847	2,745

IC-Preferred Investors - 250		4	1,849	1,857	0	3,954	37	0	(1,450)	0	4	4,385	4,398
IC-Investors - 201, 202,203		0	0	0	0	0	0	0	0	0	0	0	0
IC-Special Deposits U.K. - 204		0	0	0	0	0	0	0	0	0	0	0	0
IC-Special Deposits HONG KONG - 205		0	0	0	0	0	0	0	0	0	0	0	0
IC-1-84 - 170, 171,172,173,174		1	1	4	0	0	0	0	0	0	1	1	4
Cash Reserve Variable Payment - 660		0	0	0	0	0	0	0	0	0	0	0	0
Cash Reserve Variable PMT-3mo. - 662		21,293	115,125	123,081	(0)	46,259	1,042	(1,888)	(71,173)	0	17,372	92,162	97,321
IC-Future Value - 155		2	4	4	0	0	0	0	0	0	2	4	4
IC-Future Value Emp - 156		0	0	0	0	0	0	0	0	0	0	0	0
IC-Stock Market - 180		48,150	280,635	329,279	0	83,308	3,990	(3,479)	(99,170)	0	43,547	277,554	313,928
IC-MSC - 181		20,691	327,600	362,516	0	40,623	3,987	0	(82,141)	0	19,060	296,916	324,985
IC-EISC - 185		0	0	0	0	0	0	0	0	0	0	0	0
IC-AEBI Stock Market — 301, 302,303,304,305		0	0	0	0	0	0	0	0	0	0	0	0

Total		222,448	2,999,525	3,228,644	(0)	1,447,147	70,714	(10,390)	(2,035,163)	(506)	199,340	2,499,669	2,700,446

Additional credits and accrued interest thereon:
SP 74 (2030/1 4022)	3.5	0	0	(0)	(1)	0	0	0	0	0	0	0	(1)
SP 75	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 76	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 77	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 78	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 79	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 80	3.5	0	0	(0)	0	0	0	0	0	0	0	0	(0)
SP 81A	3.5	0	0	(0)	0	0	0	0	0	0	0	0	(0)
SP 82A	3.5	0	0	2	0	0	0	0	0	0	0	0	2
SP 82B	3.5	0	0	(0)	0	0	0	0	0	0	0	0	(0)
SP 83A	3.5	0	0	(0)	0	0	0	0	0	0	0	0	(0)
SP 83B	3.5	0	0	(0)	0	0	0	0	0	0	0	0	(0)
IC-2-84	3.5	0	0	7	0	0	0	0	0	0	0	0	7
IC-2-85	3.5	0	0	0	0	0	0	0	0	0	0	0	0
IC-2-86	3.5	0	0	(0)	0	0	0	0	0	0	0	0	(0)
IC-2-87	3.5	0	0	0	0	0	0	0	0	0	0	0	0
IC-2-88	3.5	0	0	29	25	0	0	0	(1)	(49)	0	0	4
Reserve Plus SP 2004-4061		0	0	0	0	0	0	0	0	(0)	0	0	0
Cash Reserve SP		0	0	(0)	0	0	0	0	0	0	0	0	(0)
IC-Flexible Savings		0	0	3,448	62,956	0	0	0	(3,246)	(61,570)	0	0	1,588
IC-Preferred Investors		0	0	2	56	0	0	0	(19)	(37)	0	0	2

IC-FS-EMP	0	0	5	98	0	0	0	(18)	(84)	0	0	1
IC-Investors	0	0	(0)	0	0	0	0	0	0	0	0	(0)
IC-Special Deposits U.K.	0	0	(0)	0	0	0	0	0	0	0	0	(0)
IC-Special Deposits HONG KONG	0	0	0	0	0	0	0	0	0	0	0	0
IC-1-84 - 2013-4061	0	0	0	0	0	0	0	0	(0)	0	0	0
Cash Reserve VP 2004-4061	0	0	0	0	0	0	0	0	0	0	0	0
Cash Reserve Variable Payment-3mo.	0	0	335	1,325	(400)	0	0	(11)	(1,043)	0	0	206
IC-Future Value	0	0	7	1	0	0	0	0	0	0	0	8
IC-Future Value Emp	0	0	0	0	0	0	0	0	0	0	0	0
IC-Stk Mkt, 2004/16/31-4000/16	0	0	519	410	(0)	0	0	(38)	(675)	0	0	216
IC-MSC	0	0	155	422	0	0	0	(7)	(501)	0	0	69
IC - EISC	0	0	(0)	0	0	0	0	0	0	0	0	(0)
IC-AEBI Stk Mkt 2004/31/19-4000/16	0	0	0	0	0	0	0	0	0	0	0	0

Total	0	0	4,509	65,292	(400)	0	0	(3,340)	(63,959)	0	0	2,102

Accrued for additional credits to be allowed at next anniversaries:
SP 74 (2102-4070)	0	0	0	0	0	0	0	0	0	0	0	0
SP 75	0	0	(1)	0	0	0	0	0	0	0	0	(1)
SP 76	0	0	0	0	0	0	0	0	0	0	0	0
SP 77	0	0	(0)	0	0	0	0	0	0	0	0	(0)
SP 78	0	0	(0)	0	0	0	0	0	0	0	0	(0)
SP 79	0	0	0	0	0	0	0	0	0	0	0	0
SP 80	0	0	0	0	0	0	0	0	0	0	0	0
SP 81A	0	0	0	0	0	0	0	0	0	0	0	0
SP 82A	0	0	0	0	0	0	0	0	0	0	0	0
SP 82B	0	0	(0)	0	0	0	0	0	0	0	0	(0)
SP 83A	0	0	(0)	0	0	0	0	0	0	0	0	(0)
SP 83B	0	0	(0)	0	0	0	0	0	0	0	0	(0)
IC-2-84 - 2019-4061	0	0	1	0	0	0	0	0	0	0	0	1
IC-2-85	0	0	0	0	0	0	0	0	0	0	0	0
IC-2-86	0	0	(0)	0	0	0	0	0	0	0	0	(0)
IC-2-87	0	0	(0)	0	0	0	0	0	0	0	0	(0)
IC-2-88	0	0	0	0	0	0	0	0	(0)	0	0	0

IC-Stock Mkt - 2019/31-4061 SEC 5 from C2785-81		0	0	(0)	0	0	0	0	0	0	0	0	(0)
IC-Market Strategy Certificate (SEC 5 from c2785-81)		0	0	(0)	0	0	0	0	0	0	0	0	(0)
IC-EISC		0	0	1,194	13,043	0	0	0	(53)	(3,320)	0	0	10,864
IC-AEBI Stock Market		0	0	1,226	12,384	0	0	0	(121)	(3,490)	0	0	9,999
		0	0	0	0	0	0	0	0	0	0	0	0
		0	0	(0)	0	0	0	0	0	0	0	0	(0)

Total		0	0	2,420	25,427	0	0	0	(174)	(6,810)	0	0	20,863

Total Single Payment - Non Qualified		222,448	2,999,525	3,235,573	90,719	1,446,747	70,714	(10,390)	(2,038,677)	(71,275)	199,340	2,499,669	2,723,411

R Series Single-Payment certificates:
R-76 - 900	3.5	1	2	2	0	0	0	0	(2)	0	0	0	0
R-77 - 910	3.5	9	34	41	0	0	1	0	(7)	0	8	28	35
R-78 - 911	3.5	17	109	127	0	0	4	0	(12)	0	16	101	119
R-79 - 912	3.5	27	148	163	0	0	6	0	(6)	0	23	143	163
R-80 - 913	3.5	17	112	114	0	0	4	0	(13)	0	16	20	105
R-81 - 914	3.5	9	55	50	0	0	1	0	(9)	0	7	45	42
R-82A - 915	3.5	48	251	209	0	0	17	0	(111)	0	26	135	115
RP-Q - 916		89	128	373	0	0	3	0	(21)	0	82	123	355
R-II - 920	3.5	30	209	135	0	0	5	0	(6)	0	29	207	134
RP-2-84 - 921,922,923,924,925	3.5	2	16	9	0	0	0	0	(6)	0	1	4	3
RP-2-85 - 926,927,928,929,930,931, 932,933,934,935,936	3.5	0	0	0	0	0	0	0	0	0	0	0	0
RP-2-86 - 937	3.5	0	0	0	0	0	0	0	0	0	0	0	0
RP-2-87 - 938	3.5	0	0	0	0	0	0	0	0	0	0	0	0
RP-2-88 - 939	3.5	15	81	96	0	0	3	(80)	(10)	(9)	0	0	0
Cash Reserve RP - 970		0	0	0	0	0	0	0	0	0	0	0	0
RP-Flexible Savings - 971		52,569	1,246,068	1,294,596	0	774,449	35,389	(1,040)	(1,050,433)	0	50,023	997,000	1,052,961
RP-Preferred Investors - 950		1	440	590	0	0	0	0	(592)	0	0	0	(2)
Cash Reserve RP-3 mo. - 972		3,046	19,163	20,711	0	3,558	185	(218)	(8,812)	0	2,509	14,471	15,424
RP-Flexible Savings Emp - 973		96	979	1,475	0	8	44	(16)	(481)	0	74	744	1,030
RP-Future Value - 975		0	0	0	0	0	0	0	0	0	0	0	0
RP-Future Value Emp - 976		0	0	0	0	0	0	0	0	0	0	0	0
RP-Stock Market - 960		10,016	105,143	117,949	(9)	45,015	1,491	(307)	(42,640)	0	10,161	112,835	121,499
Market Strategy Cert - 961 (section 1-6 from Report 2785-81-RP-STOCK-VB 2001)		3,820	100,306	108,901	0	16,130	1,165	0	(28,260)	0	3,642	91,607	97,936
D-1 - sum of SERIES D on Summary page - 400 + 990-993		54	4,166	5,640	0	201	97	(214)	(1,486)	0	47	3,341	4,238

Total		69,866	1,477,410	1,551,181	(9)	839,361	38,415	(1,875)	(1,132,907)	(9)	66,664	1,220,804	1,294,157

Additional Interest on R-Series Single
Payment Reserves:
R-76	3.5	0	0	0	0	0	0	0	0	(0)	0	0	0
R-77	3.5	0	0	1	1	0	0	0	(0)	(1)	0	0	1
R-78	3.5	0	0	3	4	0	0	0	(0)	(4)	0	0	3
R-79	3.5	0	0	4	6	0	0	0	(0)	(6)	0	0	4
R-80	3.5	0	0	3	4	0	0	0	(0)	(4)	0	0	3
R-81	3.5	0	0	1	2	0	0	0	(0)	(1)	0	0	2
R-82A	3.5	0	0	6	15	0	0	0	(1)	(17)	0	0	3
RP-Q		0	0	0	3	0	0	0	0	(3)	0	0	0
R-II	3.5	0	0	3	5	0	0	0	(0)	(5)	0	0	3
RP-2-84	3.5	0	0	0	0	0	0	0	0	0	0	0	0
RP-2-85	3.5	0	0	(0)	0	0	0	0	0	0	0	0	(0)
RP-2-86	3.5	0	0	(0)	0	0	0	0	0	0	0	0	(0)
RP-2-87	3.5	0	0	(0)	0	0	0	0	0	0	0	0	(0)
RP-2-88	3.5	0	0	2	2	0	0	0	(0)	(3)	0	0	1
Cash Reserve RP		0	0	(0)	0	0	0	0	0	0	0	0	(0)
RP-Flexible Savings		0	0	1,854	35,325	0	0	0	(936)	(35,389)	0	0	854
RP-Preferred Investors		0	0	1	3	0	0	0	(0)	(4)	0	0	0
Cash Reserve RP-3 mo. Plus		0	0	56	242	(79)	0	0	(2)	(185)	0	0	32
RP-Flexible Savings Emp		0	0	2	43	0	0	0	(0)	(44)	0	0	1
RP-Future Value		0	0	0	0	0	0	0	0	0	0	0	0
RP-Future Value Emp		0	0	0	0	0	0	0	0	0	0	0	0
RP-Stock Market		0	0	160	126	0	0	0	(11)	(206)	0	0	69
Market Strategy Cert (2785-81 RP-STOCK VB 2004/4000 & 2016/2031/4016)		0	0	61	146	0	0	0	(0)	(171)	0	0	36
D-1 - 400		19	53	0	117	0	0	0	(21)	(97)	17	51	(1)

Total		19	53	2,157	36,044	(79)	0	0	(971)	(36,140)	17	51	1,011

Accrued for additional credits to be allowed at next anniversaries:
RP-Stock Market		.	0	414	5,142	0	0	0	(20)	(1,285)	.	0	4,251
Market Strategy Cert (C2785-81 2019/2102/4061)		0	0	349	3,677	0	0	0	(31)	(994)	0	0	3,001

Total		0	0	763	8,818	0	0	0	(51)	(2,278)	0	0	7,252

Total Single Payment - Qualified		69,885	1,477,463	1,554,101	44,854	839,282	38,415	(1,875)	(1,133,929)	(38,428)	66,681	1,220,855	1,302,420

Paid-up certificates:
Series 15 and 20	3.25	0	0	(0)	0	0	0	0	0	0	0	0	(0)
" 15A and 22A	3.5	0	0	66	2	0	0	0	(33)	0	0	0	35
" I-76 - 640	3.5	0	(0)	1,148	33	0	37	(246)	(156)	0	0	0	816

Total		0	0	1,214	35	0	37	(246)	(189)	0	0	0	851

Additional credits and accrued interest thereon:
Series 15 and 20	2.5	0	0	0	0	0	0	0	0	0	0	0	0
" 15A and 22A	3	9	0	1	0	0	0	0	(1)	0	8	35	(0)
" I-76	3.5	235	1,193	107	3	0	0	(31)	(12)	0	159	858	67

Total		244	1,193	108	3	0	0	(31)	(13)	0	167	893	67

Accrued for additional credits to be allowed at next anniversaries		0	0	0	0	0	0	0	0	(0)	0	0	0

Total paid-up		244	1,193	1,322	38	0	37	(277)	(202)	(0)	167	893	918

Optional settlement certificates:
Series IST&G	3	0	0	0	0	0	0	(0)	0	0	0	0	0
Other series and conversions from Single	Source 2740-10: Options	0	0	0	0	0	0	0	0	0	0	0	0
Payment certificates	2.5-3-3-3.5	0	0	49,144	1,457	(0)	769	(2,579)	(3,528)	0	0	0	45,263
Series R-76 thru R-82A - Prod 900	3	0	0	1	0	0	0	(1)	0	0	0	0	0
Series R-II & RP-2-84 thru 88 - Prod 921	3.5	0	0	49	2	0	9	(2)	(0)	0	0	0	58
Reserve Plus Single-Payment (Prod 150)		0	0	85	1	0	0	(1)	(11)	0	0	0	74
Reserve Plus Flex-Pay & IC-Q-Inst (Prod 650, 651, 652)		0	0	14	0	0	0	0	(1)	0	0	0	13
Series R-Installment (Prod 980, 981,982)		0	0	32	0	0	0	(3)	(5)	0	0	0	24
Series R-Single-Payment (Prod 133)		0	0	(0)	0	0	0	0	0	0	0	0	(0)
Add’l credits and accrued int. thereon	2.5-3	0	0	4,183	112	0	90	(303)	(340)	(259)	0	0	3,483
Add’l credits and accrued int. thereon-IST&G	2.5-3	0	0	0	0	0	0	(0)	0	0	0	0	0
Accrued for additional credits to be allowed		0	0	51	43	0	0	(0)	(0)	(91)	0	0	3
at next anniversaries		0	0	0	0	0	0	0	0	0	0	0	0
Accrued for additional credits to be allowed		0	0	(0)	0	0	0	(0)	0	(0)	0	0	(0)
at next anniversaries-R-76-R-82A & R-II		0	0	0	0	0	0	0	0	0	0	0	0
Accrued for additional credits to be allowed		0	0	0	0	0	0	0	0	(0)	0	0	0
at next anniversaries-IST&G

Total optional settlement		0	0	53,559	1,615	(0)	868	(2,889)	(3,885)	(350)	0	0	48,918

Due to unlocated cert holders		0	0	101	1	0	48	0	(1)	(18)	0	0	131

Total certificate reserves		299,887	4,515,991	4,894,214	137,910	2,298,415	110,269	(18,825)	(3,194,290)	(110,294)	272,585	3,755,063	4,117,399

Certificate Reserves

(In thousands)

December 31, 2009

Part 2 - Descriptions of Additions to Reserves Charged to Other Accounts and Deductions from Reserves Credited to Other Accounts

Additional credits on installment certificates and accrued interest thereon:
Other additions represent:
Transfers from accruals for additional credits to be allowed at next anniversaries	$8
Reconversions of paid-up certificates-charged to paid-up reserves	10
Transfers from maturities to extended maturities, additional credits/interest and advance payments	169
$187

Other deductions represent:
Transfers to reserves on a quarterly basis for Reserve Plus Flexible- Payment, IC-Q-Installment and R-Flexible-Payment	$169
Conversions to optional settlement certificates-credited to optional settlement reserves	0
Conversions to paid-up certificates-credited to paid-up reserves	36
Transfers to extended maturities at maturity	0
$205
Accrual for additional credits to be allowed on installment certificates at next anniversaries:
Other deductions represent:
Transfers to reserves for additional credits on installment certificates	$6

Reserve for death and disability refund options:
Other deductions represent:
Payments, in excess of installment reserves, made to certificate holders who exercised the death and disability refund options.	$0

Reserve for reconversions of paid-up certificates:
The amount shown as charged to profit and loss has been deducted from reserve recoveries in the accompanying Statement of Operations	$0

Other deductions represent:
Amounts credited to installment certificate reserves to mature, on reconversions of paid-up certificates.	$10

Paid-up certificates:
Other additions represent:
Conversions from installment certificates (charged to installment reserves less surrender charges)	$37
Transfers from accrual for additional credits to be allowed at next anniversaries	0
$37
Other deductions represent:
Transfers credited to installment reserves on reconversions to installment certificates	$0
Transfers for accrual for additional credits and accrued interest thereon	0
Transfers to settlement options	0
$0

Certificate Reserves

(In thousands)

December 31, 2009

Part 2 - Descriptions of Additions to Reserves Charged to Other Accounts and Deductions from Reserves Credited to Other Accounts

Default interest on installment certificates:
Other additions represent:
Reconversions of paid-up certificates charged to paid-up reserves	$0

Other deductions represent:
Conversions to paid-up certificates - credited to paid-up reserves	$0
Transfers to advance payments as late payments are credited to certificates	(1)
$(1)
Optional settlement certificates:
Other additions represent:
Transfers from installment certificate reserves (less surrender charges), single-payment and Series D certificate reserves upon election of optional settlement privileges	$777
Transfers from paid-up certificate reserves	0
Transfers from accruals for additional credits to be allowed at next anniversaries	91
$868
Other deductions represent:
Transfers to reserve for additional credits and accrued interest thereon	$91
Transfers to optional settlement reserves	263
$354
Single-Payment certificates:
Other additions represent:
Transfers from accruals for additional credits to be allowed at next anniversaries	$0
Transfers from accruals on a quarterly basis on:	0
Reserve Plus Single-Payment	0
Cash Reserve Single-Payment	0
Flexible Savings	61,525
Flexible Savings-Emp	84
Preferred Investors	37
Investors	0
Special Deposits	0
Cash Reserve	0
Cash Reserve-3mo	1,042
Future Value	0
Stock Market	3,990
Market Strategy	3,987
AEBI Stock Market	0
Equity Index Stock Certificate	0
RP-Q	3
Cash Reserve-RP	0
Cash Reserve-RP-3mo	185
Flexible Saving-RP	35,389
Flexible Savings-RP-Emp	44
Preferred Investors-RP	0
Stock Market-RP	1,491
Market Strategy-RP	1,165
Transfers from accruals at anniversaries maintained in a separate reserve account.	187
$109,129

Certificate Reserves

(In thousands)

December 31, 2009

Part 2 - Descriptions of Additions to Reserves Charged to Other Accounts and Deductions from Reserves Credited to Other Accounts

Single-Payment certificates continued:

Other deductions represent:
Transfers to optional settlement reserves:
Single-Payment	$8,937
R Single-Payment	9
Transfers to reserves for additional credits and accrued interest thereon	(187)
Transfers to a separate reserve account from the accrual account	—
Transfers to reserves on a quarterly basis:
Reserve Plus Single-Payment	—
Cash Reserve Single-Payment	—
Flexible Savings	61,616
Flexible Savings-Emp	—
Preferred Investors	37
Investors	—
Special Deposits	—
Cash Reserve	—
Cash Reserve-3mo	1,044
Stock Market	680
AEBI Stock Market	501
RP-Q	3
Cash Reserve-RP	—
Cash Reserve-RP-3mo	185
Flexible Saving-RP	35,389
Flexible Savings-RP-Emp	44
Preferred Investors-RP	4
Stock Market-RP	1,491
Transfers to Federal tax withholding	(51)
$1,09,702
Due to unlocated certificate holders:
Other additions represent:
Amounts equivalent to payments due certificate holders who could not be located	$48

Other deductions represent:
Payments to certificate holders credited to cash	$18

AMERIPRISE CERTIFICATE COMPANY, INC.				CERTIFICATE RESERVES		SCHEDULE VI		Balance to SEC	Balance to SEC
Sources: C2790-70, C2790-20, C2790-21, C2790-26, C2740-10 — Tie to C2785-10								5 on Part 1	6 on Part 1
December 2009								2790-70	2790-70

DATE PRINTED		SOURCE: 2790-70, unless specified.						SEC 5	SEC 6
02/15/10		PART 3 - INFORMATION REGARDING INSTALLMENT CERTIFICATES
		NUMBER OF ACCOUNTS		AMOUNT OF				DEDUCTION FROM RESERVES
Totals must agree to Part 1		WITH CERTIFICATE		MATURITY		AMOUNT OF		CASH SURRENDERS
		HOLDERS		VALUE		RESERVES		PRIOR TO MATURITY

CERT SERIES	MOS. PAID	December 31, 2009		December 31, 2009		December 31, 2009		SURRENDER	OTHER
		2008	2009	2008	2009	2008	2009	2009	2009

15 INC EXT
ACC Maturity Value & Count
TOTAL		0	0	0.00000	0.00000	0.00000	0.00000	0.00000	0.00000

20 INC EXT
ACC Maturity Value & Count
TOTAL		0	0	0.00000	0.00000	0.00000	0.00000	0.00000	0.00000

15 A INC EXT
ACC Maturity Value & Count
TOTAL		0	0	0.00000	0.00000	0.00000	0.00000	0.00000	0.00000

22A INC EXT	157-168	0.00000		0.00000		0.00000		0.00000
	169-180
	181-192
	193-204
	205-216
	217-228
	229-240	0.00000		0.00000		0.00000		0.00000
	241-252	1.00000	0	15.00000	0.00000	13.75820	0.00000
	253-264	1.00000	1	15.00000	15.00000	14.83493	14.7160
	265-276
	277-288
	289-300
	301-312
	313-324	0.00000		0.00000		0.00000
	325-336	1.00000	0	16.23870	0.00000	13.18569	0.00000
	337-348	0.00000	1	0.00000	16.23870	0.00000	13.89888
	349-360	1.00000	0	19.48644	0.00000	17.43112	0.00000
	361-372	4.00000	1	373.49010	19.48644	353.57253	18.33450
	373-384	1.00000	5	12.99096	386.48106	12.99096	384.52978
ACC Maturity Value & Count
TOTAL		9	8	452.2062	437.20620	425.77343	431.47917	0.00000	0.00000

I-76	265-276	0.00000		0.00000		0.00000
	277-288	2.00000	0	39.98033	0.00000	27.37785	0.00000	0.00000
	289-300		1		24.60328		17.64586	11.33212
	301-312	0.00000		0.00000		0.00000
	313-324	2.00000	0	61.50820	0.00000	51.38709	0.00000	39.03840	0.00000
	325-336	19.00000	1	522.81970	15.37705	456.98422	13.51471	37.82454	10.91618
	337-348	26.00000	16	716.57053	467.46232	663.44120	432.16502	23.05688	0.00000
	349-360	27.00000	22	608.93118	618.15741	593.77002	602.47018	230.56546	18.28701
ACC Maturity Value & Count
TOTAL		76	40	1,949.81	1,125.60006	1,792.96038	1,065.79577	341.81740	29.20319

RES+FP	289-300	0.00000		0.00000		0.00000
	301-312	1.00000	0	6.00000	0.00000	2.83669	0.00000
New Line	313-324		1		6.00000		2.84983
ACC Maturity Value & Count
TOTAL		1	1	6.00000	6.00000	2.83669	2.84983	0.00000	0.00000

IC-Q-INST
ACC Maturity Value & Count
TOTAL		0	0	0.00000	0.00000	0.00000	0.00000	0.00000	0.00000

IC-Q-IN	181-192	0.00000		0.00000		0.00000
	193-204	5.00000	0	48.00000	0.00000	18.69602	0.00000	0.00000
	205-216	16.00000	5	158.40000	48.00000	66.28175	19.72712	1.40000
	217-228	7.00000	10	48.00000	104.40000	31.88326	45.61720	29.67144
	229-240	8.00000	7	114.00000	48.00000	11.48908	35.18391	0.85000
	241-252	5.00000	4	42.00000	66.00000	33.12645	8.56272	2.65935
	253-264	1.00000	4	6.00000	30.00000	5.43144	27.20877	7.88137
New Line	265-276		1		6.00000		5.44299
ACC Maturity Value & Count
TOTAL		42	31	416.40000	302.40000	166.90800	141.74271	42.46216	0.00000

IC-IN-EMP	205-216	0.00000		0.00000		0.00000
	217-228	1.00000	0	6.00000	0.00000	0.89163	0.00000	0.00000
New Line	229-240		1		6.00000		0.59672	0.90000
ACC Maturity Value & Count
TOTAL		1	1	6.00000	6.00000	0.89163	0.59672	0.90000	0.00000

IC-I	25-36	0.00000		0.00000		0.00000
	37-48	4.00000	0	49.20000	0.00000	25.29003	0.00000
	49-60	2.00000	3	24.97100	43.20000	2.87728	28.23562	2.55090
	61-72	1.00000	2	21.00000	24.97100	8.95011	2.81877	0.00000
	73-84							1.84916
	85-96
	97-108	0.00000		0.00000		0.00000
	109-120	2.00000	0	18.00000	0.00000	25.04704	0.00000	0.00000
	121-132	0.00000		0.00000		0.00000
	133-144	8.00000	0	118.08000	0.00000	65.02444	0.00000
	145-156	8.00000	3	150.00000	30.00000	118.99948	23.32006	41.04140
	157-168	13.00000	2	220.75200	36.00000	148.65800	19.32708	76.35817
	169-180	12.00000	7	174.00000	100.75200	84.27798	70.84077	40.06355
	181-192	10.00000	8	90.00000	108.00000	98.33941	48.44713	12.71553
	193-204	11.00000	6	101.40000	60.00000	93.64014	56.67770	39.42426
New Line	205-216		2		12.00000		9.11443	68.49399
ACC Maturity Value & Count
TOTAL		71	33	967.40300	414.92300	671.10391	258.78156	282.49696	0.00000

IC-I-EMP	1-12
	13-24	0.00000		0.00000		0.00000
	25-36	1.00000	0	6.00000	0.00000	3.97019	0.00000

Confiddential: For Internal Use Only.

	37-48		1		6.00000		5.43586
	49-60
	61-72
	73-84
	85-96
	97-108
	109-120
	121-132
	133-144	0.00000		0.00000		0.00000
	145-156	2.00000	0	72.24000	0.00000	22.93904	0.00000
	157-168	0.00000	2	0.00000	72.24000	0.00000	23.09643
	169-180	2.00000	0	18.00000	0.00000	9.78252	0.00000
	181-192	0.00000	2	0.00000	18.00000	0.00000	9.34167
	193-204	1.00000	0	120.00000	0.00000	485.48809	0.00000
New Line	205-216		1		120.00000		271.87199
ACC Maturity Value & Count
TOTAL		6	6	216.24000	216.24000	522.17984	309.74595	0.00000	0.00000

IC-I95	1-12	807.00000	828			1,269.14584	2,007.78792	120.77211
	13-24	502.00000	621			1,453.01105	1,982.18791	139.50641
	25-36	552.00000	448			2,565.52997	1,933.55262	148.12430
	37-48	777.00000	484			4,802.13745	3,095.90363	294.29430
	49-60	1,121.00000	707			8,013.70853	5,379.29281	325.32106
	61-72	1,098.00000	954			9,635.74172	7,546.26867	1,012.08259
	73-84	684.00000	765			5,692.10506	6,016.78453	3,656.89174
	85-96	400.00000	519			3,072.37629	4,057.57201	1,522.02103
	97-108	362.00000	317			2,722.27902	2,384.76880	667.49708
	109-120	460.00000	274			3,381.64762	1,832.35618	710.91238
	121-132	4.00000	2			28.01811	7.82101	711.02241
	133-144	4.00000	2			8.89503	22.37665	7.81028
New Line	145-156		1				1.48764	6.76631
ACC Maturity Value & Count
TOTAL		6,771	5,922	0.00000	0.00000	42,644.59569	36,268.16038	9,323.02200	0.00000

IC-I95-E	1-12	7.00000	8			5.76329	23.32703	5.85048
	13-24	3.00000	7			13.00209	8.45029	0.00000
	25-36	3.00000	3			7.82519	28.53217	0.00000
	37-48	4.00000	3			14.16983	11.77608
	49-60	12.00000	4			107.63879	18.56114	0.00000
	61-72	2.00000	10			8.96017	47.16142	37.66556
	73-84	1.00000	1			1.68343	1.47559	8.63237
	85-96	0.00000	1			0.00000	1.73432
	97-108	1.00000	0			6.19187	0.00000	0.00000
	109-120	2.00000	0			15.88291	0.00000	6.42028
New Line	121-132							13.73036
ACC Maturity Value & Count
TOTAL		35	37	0.00000	0.00000	181.11757	141.01804	72.29905	0.00000

RP-Q-INST	253-264
	265-276	0.00000		0.00000		0.00000
	277-288	5.00000	0	52.20000	0.00000	23.29712	0.00000	0.00000
	289-300	0.00000	4	0.00000	42.00000	0.00000	21.33165	1.99302
	301-312	2.00000	0	12.00000	0.00000	7.96444	0.00000	0.00000
	313-324	1.00000	2	12.00000	12.00000	38.32248	7.98227
New Line	325-336							38.41834
ACC Maturity Value & Count
TOTAL		8	6	76.20000	54.00000	69.58404	29.31392	40.41136	0.00000

RP-Q-FP	241-252
	253-264	0.00000		0.00000		0.00000
	265-276	2.00000	0	31.80000	0.00000	11.86819	0.00000
New Line	277-288		1		12.00000		10.83746	0.84816
ACC Maturity Value & Count
TOTAL		2	1	31.80000	12.00000	11.86819	10.83746	0.84816	0.00000

RP-Q-IN
	205-216	0.00000		0.00000		0.00000
	217-228	2.00000	0	12.00000	0.00000	2.39298	0.00000
	229-240	1.00000	2	12.00000	12.00000	0.41235	2.37907
New Line	241-252		1		12.00000		0.41649
ACC Maturity Value & Count
TOTAL		3	3	24.00000	24.00000	2.80533	2.79556	0.00000	0.00000

RP-IN-EMP
ACC Maturity Value & Count
TOTAL		0	0	0.00000	0.00000	0.00000	0.00000	0.00000	0.00000

RP-I
ACC Maturity Value & Count
TOTAL		0	0	0.00000	0.00000	0.00000	0.00000	0.00000	0.00000

RP-I-EMP - Use C2790-26
ACC Maturity Value & Count
TOTAL (Don’t include in Part 1)		0.0	0.0	0.00000	0.00000	0.00000	0.00000	0.00000	0.00000

Inst-R (RP-I95)	1-12	80.00000	98	18,072.44520	13,914.51480	228.94446	289.98108	21.32722
Note: Use C2790-26	13-24	22.00000	53	763.57440	3,455.29680	100.93630	125.53665	94.56657
	25-36	16.00000	15	483.00000	703.49040	100.78332	66.50967	4.20092
	37-48	39.00000	14	2,226.92160	471.00000	227.33396	139.41679	4.31416
	49-60	37.00000	36	1,555.61520	2,205.99840	265.22279	256.81884	3.44757
	61-72	48.00000	35	8,290.76040	1,129.61520	548.58372	310.86000	7.05199
	73-84	30.00000	33	1,135.29480	7,953.56040	250.54412	630.48680	147.93494
	85-96	6.00000	19	422.07240	565.85160	33.14535	152.02085	88.50452
	97-108	1.00000	0	59.99760	0.00000	5.97552	0.00000	6.69815
	109-120		0				0.00000	36.07403
	121-132							10.80080
ACC Maturity Value & Count
TOTAL		279	303	33,009.68160	30,399.32760	1,761.46954	1,971.63068	424.92087	0.00000

Inst-R-E - Use C2790-26	1-12		0		0.00000		0.00000

(Install R)	13-24	2.00000	0	30.00000	0.00000	10.36531	0.00000
	25-36	2.00000	1	12.00000	24.00000	2.74951	1.61307
	37-48	2.00000	2	612.00000	12.00000	6.91708	4.20962
	49-60		2		612.00000		9.76637
	61-72	0.00000		0.00000		0.00000
	73-84
	85-96
AECC Maturity Value & Count
TOTAL		6	5	654.00000	648.00000	20.03190	15.58906	0.00000	0.00000

Total - All Series		7,310	6,397	$37,809.74074	$33,645.69686	$48,274.12614	$40,650.3381	$10,529.17796	$29.20319

SCHEDULE VI

AMERIPRISE CERTIFICATE COMPANY
Certificate Reserves
Part 1 - Summary of Changes
Year ended December 31, 2010
(Thousands)

		Balance at beginning of period			Additions			Deductions			Balance at close of period
		Number									Number
		of					Charged			Credited	of
	Yield	accounts	Amount		Charged	Reserve	to other		Cash	to other	accounts	Amount
	to maturity	with	of	Amount	to profit	payments by	accounts		surrenders	accounts	with	of	Amount
	on an annual	security	maturity	of	and loss	certificate	(per		prior to	(per	security	maturity	of
Description	payment basis	holders	value	reserves	or income	holders	part 2)	Maturities	maturity	part 2)	holders	value	reserves

Installment certificates:
Reserves to mature:
Series 15, includes extended maturities
15, “ “ “	2.40 Inst/2.50 Ext.	0	0	0	0	0	0	0	0	0	0	0	0
20, “ “ “	2.52 Inst/2.50 Ext.	0	0	0	0	0	0	0	0	0	0	0	0
15A, “ “ “	2.66 Inst/3.04 Ext.	0	0	0	0	0	0	0	0	0	0	0	0
22A, “ “ “	3.09 Inst/3.10 Ext.	8	437	431	3	0	1	(15)	(44)	(357)	1	19	19
I-76, “ “ “	3.35	40	1,126	1,066	23	13	1	(354)	(204)	(86)	17	477	459
Reserve Plus Flex Payment	(note a)	1	6	3	0	0	0	0	0	0	1	6	3
IC-Q-Installment	(note a)	0	0	0	0	0	0	0	0	0	0	0	0
IC-Q-Ins	(note a)	31	302	142	0	9	0	(8)	(64)	0	15	142	79
IC-Q-Ins Emp	(note a)	1	6	1	0	0	0	(1)	0	0	0	0	0
IC-I	(note a)	33	415	259	0	9	1	(22)	(134)	0	15	216	113
IC-I-Emp	(note a)	6	216	310	0	1	0	0	(273)	0	4	90	38
Inst		5,922	0	36,267	(0)	10,044	100	(1,532)	(13,063)	0	4,994	0	31,816
Inst-E		37	0	141	0	81	0	0	(51)	0	30	0	171
RP-Q-Installment	(note a)	6	54	29	0	0	0	0	(18)	0	4	28	11
RP-Q-Flexible Payment	(note a)	1	12	11	0	0	0	0	0	0	1	12	11
RP-Q-Ins	(note a)	3	24	3	0	0	0	0	(0)	0	2	12	3
RP-Q-Ins Emp	(note a)	0	0	0	0	0	0	0	0	0	0	0	0
RP-I	(note a)	0	0	0	0	0	0	0	0	0	0	0	0
RP-I-EMP	(note a)	0	1	0	0	0	0	0	0	0	0	0	0
Inst-R & RP I95		303	30,399	1,971	0	767	6	(4)	(773)	0	290	52,414	1,967
Inst-R-E		5	648	16	0	6	0	0	(4)	0	5	648	18
Total		6,397	33,646	40,650	26	10,930	109	(1,936)	(14,628)	(443)	5,379	54,064	34,708

Payments made in advance of certificate year requirements and accrued interest thereon:
15, includes ext maturities	2	0	0	0	0	0	0	0	0	0	0	0	(0)
20, “ “ “	2	0	0	0	0	0	0	0	0	0	0	0	0
15A, “ “ “	3	0	0	0	0	0	0	0	0	0	0	0	0
22A, “ “ “	3	0	0	20	0	0	0	(2)	(6)	(10)	0	0	2
I-76, “ “ “	3.5	0	0	104	3	2	0	(22)	(7)	(1)	0	0	79

Total		0	0	124	3	2	0	(24)	(13)	(11)	0	0	81

Additional credits and accrued interest thereon:
“ 15, includes ext mat	2.5	0	0	0	0	0	0	0	0	0	0	0	0
“ 20, “ “ “	2.5	0	0	(1)	0	0	0	0	0	0	0	0	(1)
“ 15A, “ “ “	3	0	0	0	0	0	0	0	0	0	0	0	0
“ 22A, “ “ “	3	0	0	86	1	0	2	(2)	(10)	(74)	0	0	3
“ I-76, “ “ “	3.5	0	0	214	4	0	3	(82)	(41)	(21)	0	0	77
“ Res Plus Flex Pay	(note a)	0	0	0	0	0	0	0	0	(0)	0	0	0
“ IC-Q-Installment	(note a)	0	0	0	0	0	0	0	0	0	0	0	0
“ IC-Q-Ins	(note a)	0	0	0	0	0	0	0	0	(0)	0	0	0
“ IC-Q-Ins Emp	(note a)	0	0	0	0	0	0	0	0	(0)	0	0	0
“ IC-I		0	0	1	1	0	0	0	0	(1)	0	0	1
“ IC-I-Emp		0	0	0	0	0	0	0	0	(0)	0	0	0
“ Inst		0	0	5	100	0	0	0	0	(100)	0	0	5
“ Inst-E		0	0	0	0	0	0	0	0	(0)	0	0	0
“ RP-Q-Installment	(note a)	0	0	0	0	0	0	0	0	(0)	0	0	0
“ RP-Q-Flexible Pay	(note a)	0	0	0	0	0	0	0	0	(0)	0	0	0
“ RP-Q-Ins	(note a)	0	0	(0)	0	0	0	0	0	(0)	0	0	(0)
“ RP-Q-Ins Emp	(note a)	0	0	(0)	0	0	0	0	0	0	0	0	(0)
“ RP-I		0	0	1	0	0	0	0	0	0	0	0	1
“ RP-I-EMP		0	0	0	0	0	0	0	0	0	0	0	0
“ Inst-R		0	0	(1)	6	0	0	0	0	(6)	0	0	(1)
“ Inst-R-E		0	0	0	0	0	0	0	0	(0)	0	0	0

Total		0	0	305	112	0	5	(84)	(51)	(202)	0	0	86

Res for accrued 3rd year 2113 - Installment Prod only.		0	0	521	287	(436)	0	0	0	0	0	0	372
Res for accrued 6th year 2114		0	0	(0)	0	0	0	0	0	0	0	0	(0)
Acc int — default I-76 2003/2025	3.5	0	0	1	0	0	0	0	0	(1)	0	0	0
Res for add’l credits to be allowed		0	0	0	0	0	0	0	0	0	0	0	0
Installment Cert-Special Add’l		0	0	0	0	0	0	0	0	0	0	0	0
Credits I-76 (2105)		0	0	(0)	0	0	0	0	0	0	0	0	(0)
Accrued for add’l credits to		0	0	0	0	0	0	0	0	0	0	0	0
be allowed at next anni (2102)		0	0	0	3	0	0	0	0	(6)	0	0	1
Reserve for death & disab (2111)		0	0	0	0	0	0	0	0	0	0	0	0
Res for reconversion (2104)		0	0	0	0	0	0	0	0	0	0	0	0

Total		0	0	522	290	(436)	0	0	0	(7)	0	0	373

Total installment certificates		6,397	33,646	41,601	431	10,496	114	(2,044)	(14,692)	(663)	5,379	54,064	35,247

Fully paid certificates:
Single-Payment certificates:
SP 74 (C2740-10 Prod 40)	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 75 - 50	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 76 - 60	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 77 - 70	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 78 - 80	3.5	0	0	(0)	0	0	0	0	0	0	0	0	(0)
SP 79 - 90	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 80 - 100	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 81A - 110	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 82A - 111	3.5	1	2	2	0	0	0	0	(2)	0	0	0	0
SP 82B - 112	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 83A - 113	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 83B - 114	3.5	0	0	0	0	0	0	0	0	0	0	0	0
IC-2-84 - 115, 116,117,118,119	3.5	3	12	12	0	0	0	(8)	0	0	2	0	4
IC-2-85 - 120,121,122,123.124,125, 126,127,128,129,130	3.5	2	20	22	0	0	0	0	0	0	2	10	22
IC-2-86 - 131	3.5	1	2	3	0	0	0	0	(3)	0	0	0	0
IC-2-87 - 132	3.5	1	4	5	0	0	0	0	0	0	1	2	5
IC-2-88 - 133	3.5	15	119	135	0	0	5	(105)	(7)	(28)	0	0	0
Reserve Plus Single Payment - 150	(note a)	4	17	19	0	0	0	(15)	(2)	0	1	0	2
Cash Reserve Single Payment - 160	(note b)	0	0	0	0	0	0	0	0	0	0	0	0
IC-Flexible Savings (Variable Term) - 165	(note d)	119,152	1,826,625	1,956,863	0	412,776	24,346	(3,249)	(966,958)	0	94,928	1,309,802	1,423,778
IC-Flexible Savings Emp (VT) - 166	(note d)	175	1,847	2,745	0	14	38	(311)	(488)	0	128	1,376	1,998

IC-Preferred Investors - 250	(note d)	4	4,385	4,398	0	295	32	0	(2,834)	0	3	1,877	1,891
IC-Investors - 201, 202,203	(note d)	0	0	0	0	0	0	0	0	0	0	0	0
IC-Special Deposits U.K. - 204	(note d)	0	0	0	0	0	0	0	0	0	0	0	0
IC-Special Deposits HONG KONG - 205	0	0	0	0	0	0	0	0	0	0	0	0	0
IC-1-84 - 170, 171,172,173,174	(note c)	1	1	4	0	0	0	0	(4)	0	0	0	0
Cash Reserve Variable Payment - 660	(note b)	0	0	0	0	0	0	0	0	0	0	0	0
Cash Reserve Variable PMT-3mo. - 662	(note e)	17,372	92,162	97,321	0	35,283	176	(1,516)	(52,763)	0	14,236	74,485	78,501
IC-Future Value - 155	(note f)	2	4	4	0	0	0	0	(2)	0	1	3	2
IC-Future Value Emp - 156	(note f)	0	0	0	0	0	0	0	0	0	0	0	0
IC-Stock Market - 180	(note g)	43,547	277,554	313,928	0	65,345	11,868	(5,372)	(95,396)	0	37,696	255,521	290,373
IC-MSC - 181	(note g)	19,060	296,916	324,985	0	35,964	10,588	0	(68,784)	0	17,238	272,617	302,753
IC-EISC - 185	0	0	0	0	0	0	0	0	0	0	0	0	0
IC-AEBI Stock Market — 301, 302,303,304,305	(note g)	0	0	0	0	0	0	0	0	0	0	0	0

Total		199,340	2,499,669	2,700,446	0	549,677	47,053	(10,576)	(1,187,243)	(28)	164,236	1,915,693	2,099,331

Additional credits and accrued interest thereon:
SP 74 (2030/1 4022)	3.5	0	0	(1)	0	0	0	0	0	0	0	0	(1)
SP 75	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 76	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 77	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 78	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 79	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 80	3.5	0	0	(0)	0	0	0	0	0	0	0	0	(0)
SP 81A	3.5	0	0	(0)	0	0	0	0	0	0	0	0	(0)
SP 82A	3.5	0	0	2	0	0	0	0	(2)	0	0	0	0
SP 82B	3.5	0	0	(0)	0	0	0	0	0	0	0	0	(0)
SP 83A	3.5	0	0	(0)	0	0	0	0	0	0	0	0	(0)
SP 83B	3.5	0	0	(0)	0	0	0	0	0	0	0	0	(0)
IC-2-84	3.5	0	0	7	0	0	0	(5)	0	0	0	0	2
IC-2-85	3.5	0	0	0	0	0	0	0	0	0	0	0	0
IC-2-86	3.5	0	0	(0)	0	0	0	0	0	0	0	0	(0)
IC-2-87	3.5	0	0	0	0	0	0	0	0	0	0	0	0
IC-2-88	3.5	0	0	4	1	0	0	0	0	(5)	0	0	(0)
Reserve Plus SP 2004-4061	(note a)	0	0	0	0	0	0	0	0	(0)	0	0	0
Cash Reserve SP	(note b)	0	0	(0)	0	0	0	0	0	0	0	0	(0)
IC-Flexible Savings	(note d)	0	0	1,588	24,956	0	0	0	(1,461)	(24,360)	0	0	723
IC-Preferred Investors	(note d)	0	0	2	43	0	0	0	(11)	(32)	0	0	2

IC-FS-EMP	(note d)	0	0	1	46	0	0	0	(9)	(38)	0	0	0
IC-Investors	(note d)	0	0	(0)	0	0	0	0	0	0	0	0	(0)
IC-Special Deposits U.K.	(note d)	0	0	(0)	0	0	0	0	0	0	0	0	(0)
IC-Special Deposits HONG KONG	0	0	0	0	0	0	0	0	0	0	0	0	0
IC-1-84 - 2013-4061	(note c)	0	0	0	0	0	0	0	(0)	(0)	0	0	0
Cash Reserve VP 2004-4061	(note b)	0	0	0	0	0	0	0	0	0	0	0	0
Cash Reserve Variable Payment-3mo.	(note e)	0	0	206	393	(319)	0	0	(2)	(176)	0	0	102
IC-Future Value	(note f)	0	0	8	(1)	0	0	0	(1)	0	0	0	6
IC-Future Value Emp	(note f)	0	0	0	0	0	0	0	0	0	0	0	0
IC-Stk Mkt, 2004/16/31-4000/16	(note g)	0	0	216	148	(0)	0	0	(8)	(282)	0	0	74
IC-MSC	(note g)	0	0	69	88	0	0	0	(3)	(134)	0	0	20
IC - EISC	0	0	0	(0)	0	0	0	0	0	0	0	0	(0)
IC-AEBI Stk Mkt 2004/31/19-4000/16	(note g)	0	0	(0)	0	0	0	0	0	0	0	0	(0)

Total		0	0	2,102	25,674	(319)	0	(5)	(1,497)	(25,027)	0	0	928

Accrued for additional credits to be allowed at next anniversaries:
SP 74 (2102-4070)		0	0	0	0	0	0	0	0	0	0	0	0
SP 75		0	0	(1)	0	0	0	0	0	0	0	0	(1)
SP 76		0	0	0	0	0	0	0	0	0	0	0	0
SP 77		0	0	0	0	0	0	0	0	0	0	0	0
SP 78		0	0	0	0	0	0	0	0	0	0	0	0
SP 79		0	0	0	0	0	0	0	0	0	0	0	0
SP 80		0	0	0	0	0	0	0	0	0	0	0	0
SP 81A		0	0	0	0	0	0	0	0	0	0	0	0
SP 82A		0	0	0	0	0	0	0	0	0	0	0	0
SP 82B		0	0	(0)	0	0	0	0	0	0	0	0	(0)
SP 83A		0	0	(0)	0	0	0	0	0	0	0	0	(0)
SP 83B		0	0	(0)	0	0	0	0	0	0	0	0	(0)
IC-2-84 - 2019-4061		0	0	1	0	0	0	0	0	0	0	0	1
IC-2-85		0	0	0	0	0	0	0	0	0	0	0	0
IC-2-86		0	0	(0)	0	0	0	0	0	0	0	0	(0)
IC-2-87		0	0	(0)	0	0	0	0	0	0	0	0	(0)
IC-2-88		0	0	0	0	0	0	0	0	(0)	0	0	0

IC-Stock Mkt - 2019/31-4061 SEC 5 from C2785-81		0	0	0	0	0	0	0	0	0	0	0	0
IC-Market Strategy Certificate (SEC 5 from c2785-81)		0	0	0	0	0	0	0	0	0	0	0	0
IC-EISC		0	0	10,864	7,316	0	0	0	(149)	(11,596)	0	0	6,435
IC-AEBI Stock Market		0	0	9,999	6,725	0	0	0	(359)	(10,461)	0	0	5,904

Total		0	0	20,863	14,041	0	0	0	(508)	(22,057)	0	0	12,339

Total Single Payment - Non Qualified		199,340	2,499,669	2,723,411	39,715	549,358	47,053	(10,581)	(1,189,248)	(47,112)	164,236	1,915,693	2,112,598

R Series Single-Payment certificates:
R-76 - 900	3.5	0	0	0	0	0	0	0	0	0	0	0	0
R-77 - 910	3.5	8	28	35	0	0	2	0	(9)	0	6	22	28
R-78 - 911	3.5	16	101	119	0	0	6	0	(19)	0	14	86	106
R-79 - 912	3.5	23	143	163	0	0	12	0	(78)	0	14	83	97
R-80 - 913	3.5	16	20	105	0	0	4	0	(7)	0	13	95	102
R-81 - 914	3.5	7	45	42	0	0	2	0	(1)	0	7	44	43
R-82A - 915	3.5	26	135	115	0	0	7	0	(47)	0	20	87	75
RP-Q - 916	(note a)	82	123	355	0	0	1	0	(47)	0	73	106	309
R-II - 920	3.5	29	207	134	0	0	6	0	(22)	0	26	174	118
RP-2-84 - 921,922,923,924,925	3.5	1	4	3	(0)	0	0	0	(2)	0	0	0	1
RP-2-85 - 926,927,928,929,930,931, 932,933,934,935,936	3.5	0	0	0	0	0	0	0	0	0	0	0	0
RP-2-86 - 937	3.5	0	0	0	0	0	0	0	0	0	0	0	0
RP-2-87 - 938	3.5	0	0	0	0	0	0	0	0	0	0	0	0
RP-2-88 - 939	3.5	0	0	0	0	0	0	0	0	0	0	0	0
Cash Reserve RP - 970	(note b)	0	0	0	0	0	0	0	0	0	0	0	0
RP-Flexible Savings - 971	(note d)	50,023	997,000	1,052,961	0	244,523	13,634	(416)	(551,905)	0	38,769	710,726	758,797
RP-Preferred Investors - 950	(note d)	0	0	(2)	0	0	0	0	0	0	0	0	(2)
Cash Reserve RP-3 mo. - 972	(note e)	2,509	14,471	15,424	0	2,250	33	(187)	(5,448)	0	2,068	11,273	12,072
RP-Flexible Savings Emp - 973	(note d)	74	744	1,030	0	16	17	(6)	(326)	0	53	531	731
RP-Future Value - 975	(note f)	0	0	0	0	0	0	0	0	0	0	0	0
RP-Future Value Emp - 976	(note f)	0	0	0	0	0	0	0	0	0	0	0	0
RP-Stock Market - 960	(note g)	10,161	112,835	121,499	0	28,497	4,671	(559)	(45,557)	0	9,231	99,682	108,551
Market Strategy Cert - 961 (section 1-6 from Report 2785-81-RP-STOCK-VB 2001)	0	3,642	91,607	97,936	0	12,159	3,228	0	(20,740)	0	3,452	85,733	92,583
D-1 - sum of SERIES D on Summary page - 400 + 990-993	(note a)	47	3,341	4,238	0	125	39	(16)	(792)	0	36	2,844	3,594

Total		66,664	1,220,804	1,294,157	(0)	287,570	21,662	(1,184)	(625,000)	0	53,782	911,486	977,205

Additional Interest on R-Series Single Payment Reserves:
R-76	3.5	0	0	0	0	0	0	0	0	0	0	0	0
R-77	3.5	0	0	1	2	0	0	0	(0)	(2)	0	0	1
R-78	3.5	0	0	3	6	0	0	0	(0)	(6)	0	0	3
R-79	3.5	0	0	4	12	0	0	0	(2)	(12)	0	0	2
R-80	3.5	0	0	3	4	0	0	0	(0)	(4)	0	0	3
R-81	3.5	0	0	2	2	0	0	0	(0)	(2)	0	0	2
R-82A	3.5	0	0	3	6	0	0	0	(1)	(7)	0	0	1
RP-Q	(note a)	0	0	0	1	0	0	0	0	(1)	0	0	0
R-II	3.5	0	0	3	6	0	0	0	(0)	(6)	0	0	3
RP-2-84	3.5	0	0	0	0	0	0	0	0	(0)	0	0	0
RP-2-85	3.5	0	0	0	0	0	0	0	0	0	0	0	0
RP-2-86	3.5	0	0	0	0	0	0	0	0	0	0	0	0
RP-2-87	3.5	0	0	0	0	0	0	0	0	0	0	0	0
RP-2-88	3.5	0	0	1	0	0	0	0	0	0	0	0	1
Cash Reserve RP	(note b)	0	0	0	0	0	0	0	0	0	0	0	0
RP-Flexible Savings	(note d)	0	0	854	13,598	0	0	0	(439)	(13,634)	0	0	379
RP-Preferred Investors	(note d)	0	0	0	0	0	0	0	0	0	0	0	0
Cash Reserve RP-3 mo. Plus	(note e)	0	0	32	76	(61)	0	0	(0)	(33)	0	0	14
RP-Flexible Savings Emp	(note d)	0	0	1	16	0	0	0	0	(17)	0	0	0
RP-Future Value	(note f)	0	0	0	0	0	0	0	0	0	0	0	0
RP-Future Value Emp	(note f)	0	0	0	0	0	0	0	0	0	0	0	0
RP-Stock Market	(note g)	0	0	69	47	0	0	0	(4)	(89)	0	0	23
Market Strategy Cert (2785-81 RP-STOCK VB 2004/4000 & 2016/2031/4016)	0	0	0	34	34	0	0	0	(0)	(58)	0	0	12
D-1 - 400	(note a)	17	51	(1)	49	0	0	0	(9)	(39)	14	49	(0)

Total		17	51	1,011	13,859	(61)	0	0	(455)	(13,910)	14	49	444

Accrued for additional credits to be allowed at next anniversaries:
RP-Stock Market		0	0	4,251	2,780	0	0	0	(32)	(4,582)	0	0	2,417
Market Strategy Cert (C2785-81 2019/2102/4061)		0	0	3,001	2,058	0	0	0	(85)	(3,170)	0	0	1,804

Total		0	0	7,252	4,838	0	0	0	(117)	(7,752)	0	0	4,221

Total Single Payment - Qualified		66,681	1,220,855	1,302,420	18,696	287,509	21,662	(1,184)	(625,572)	(21,662)	53,796	911,535	981,870

Paid-up certificates:
Series 15 and 20	3.25	0	0	(0)	0	0	0	0	0	0	0	0	(0)
“ 15A and 22A	3.5	0	0	35	1	0	0	0	(12)	(7)	0	0	17
“ I-76 - 640	3.5	0	0	816	20	0	92	(396)	(132)	0	0	0	400

Total		0	0	851	21	0	92	(396)	(144)	(7)	0	0	417

Additional credits and accrued interest thereon:
Series 15 and 20	2.5	0	0	0	0	0	0	0	0	0	0	0	0
“ 15A and 22A	3	8	35	(0)	0	0	0	0	0	(0)	3	17	0
“ I-76	3.5	159	858	67	2	0	0	(27)	(6)	0	89	418	36

Total		167	893	67	2	0	0	(27)	(6)	(0)	92	435	36

Accrued for additional credits to be allowed at next anniversaries		0	0	(0)	0	0	0	0	0	(0)	0	0	0

Total paid-up		167	893	918	23	0	92	(423)	(150)	(7)	92	435	453

Optional settlement certificates:
Series IST&G	2.5 - 3	0	0	0	0	0	0	(0)	0	0	0	0	0
Other series and conversions from Single	2.5-3-3-3.5	0	0	45,263	1,317	0	604	(2,936)	(10,450)	0	0	0	33,796
Payment certificates
Series R-76 thru R-82A - Prod 900	3	0	0	0	0	0	0	0	0	0	0	0	0
Series R-II & RP-2-84 thru 88 - Prod 921	3.5	0	0	58	2	0	1	(0)	(18)	0	0	0	43
Reserve Plus Single-Payment (Prod 150)	(note a)	0	0	74	0	0	0	(0)	(6)	0	0	0	68
Reserve Plus Flex-Pay & IC-Q-Inst (Prod 650, 651, 652)	(note a)	0	0	13	0	0	0	0	(2)	0	0	0	11
Series R-Installment (Prod 980, 981,982)	(note a)	0	0	24	0	0	0	(3)	(0)	0	0	0	21
Series R-Single-Payment (Prod 133)	(note a)	0	0	(0)	0	0	0	0	0	0	0	0	(0)
Add’l credits and accrued int. thereon	2.5 - 3	0	0	3,483	94	0	4	(272)	(781)	(112)	0	0	2,416
Add’l credits and accrued int. thereon-IST&G	2.5 - 3	0	0	0	0	0	0	(0)	0	0	0	0	0
Accrued for additional credits to be allowed at next anniversaries		0	0	3	3	0	0	(0)	(0)	(4)	0	0	2
Accrued for additional credits to be allowed at next anniversaries-R-76-R-82A & R-II		0	0	(0)	0	0	0	(0)	(0)	(0)	0	0	(0)
Accrued for additional credits to be allowed at next anniversaries-IST&G		0	0	0	0	0	0	0	0	(0)	0	0	0

Total optional settlement		0	0	48,918	1,416	0	609	(3,211)	(11,257)	(116)	0	0	36,357

Due to unlocated cert holders		0	0	131	0	0	32	0	(2)	(13)	0	0	148

Total certificate reserves		272,585	3,755,063	4,117,398	60,281	847,363	69,562	(17,443)	(1,840,921)	(69,573)	223,503	2,881,727	3,166,673

Certificate Reserves

(In thousands)

December 31, 2010

Part 2 - Descriptions of Additions to Reserves Charged to Other Accounts and Deductions from Reserves Credited to Other Accounts

Additional credits on installment certificates and accrued interest thereon:
Other additions represent:
Transfers from accruals for additional credits to be allowed at next anniversaries	$6
Reconversions of paid-up certificates-charged to paid-up reserves	2
Transfers from maturities to extended maturities, additional credits/interest and advance payments	107
$115

Other deductions represent:
Transfers to reserves on a quarterly basis for Reserve Plus Flexible-Payment, IC-Q-Installment and R-Flexible-Payment	$107
Conversions to optional settlement certificates-credited to optional settlement reserves	447
Conversions to paid-up certificates-credited to paid-up reserves	100
Transfers to extended maturities at maturity	0
$654
Accrual for additional credits to be allowed on installment certificates at next anniversaries:
Other deductions represent:
Transfers to reserves for additional credits on installment certificates	$4

Reserve for death and disability refund options:
Other deductions represent:
Payments, in excess of installment reserves, made to certificate holders who exercised the death and disability refund options.	$0

Reserve for reconversions of paid-up certificates:
The amount shown as charged to profit and loss has been deducted from reserve recoveries in the accompanying Statement of Operations	$0

Other deductions represent:
Amounts credited to installment certificate reserves to mature, on reconversions of paid-up certificates.	$2

Paid-up certificates:
Other additions represent:
Conversions from installment certificates (charged to installment reserves less surrender charges)	$92
Transfers from accrual for additional credits to be allowed at next anniversaries	0
$92
Other deductions represent:
Transfers credited to installment reserves on reconversions to installment certificates	$0
Transfers for accrual for additional credits and accrued interest thereon	0
Transfers to settlement options	7
$7

Certificate Reserves

(In thousands)

December 31, 2010

Part 2 - Descriptions of Additions to Reserves Charged to Other Accounts and Deductions from Reserves Credited to Other Accounts

Default interest on installment certificates:
Other additions represent:
Reconversions of paid-up certificates charged to paid-up reserves	$0

Other deductions represent:
Conversions to paid-up certificates - credited to paid-up reserves	$0
Transfers to advance payments as late payments are credited to certificates	1
$1
Optional settlement certificates:
Other additions represent:
Transfers from installment certificate reserves (less surrender charges), single-payment and Series D certificate reserves upon election of optional settlement privileges	$597
Transfers from paid-up certificate reserves	7
Transfers from accruals for additional credits to be allowed at next anniversaries	4
$608
Other deductions represent:
Transfers to reserve for additional credits and accrued interest thereon	$4
Transfers to optional settlement reserves	113
$117
Single-Payment certificates:
Other additions represent:
Transfers from accruals for additional credits to be allowed at next anniversaries	$0
Transfers from accruals on a quarterly basis on:	0
Reserve Plus Single-Payment	0
Cash Reserve Single-Payment	0
Flexible Savings	0
Flexible Savings-Emp	24,346
Preferred Investors	38
Investors	32
Special Deposits	0
Cash Reserve	0
Cash Reserve-3mo	176
Future Value	0
Stock Market	11,868
Market Strategy	10,588
AEBI Stock Market	0
Equity Index Stock Certificate	0
RP-Q	1
Cash Reserve-RP	0
Cash Reserve-RP-3mo	33
Flexible Saving-RP	13,634
Flexible Savings-RP-Emp	17
Preferred Investors-RP	0
Stock Market-RP	4,671
Market Strategy-RP	3,228
Transfers from accruals at anniversaries maintained in a separate reserve account.	83
$68,715

Certificate Reserves

(In thousands)

December 31, 2010

Part 2 - Descriptions of Additions to Reserves Charged to Other Accounts and Deductions from Reserves Credited to Other Accounts

Single-Payment certificates continued:

Other deductions represent:
Transfers to optional settlement reserves:
Single-Payment	$25,445
R Single-Payment	0
Transfers to reserves for additional credits and accrued interest thereon	(83)
Transfers to a separate reserve account from the accrual account	0
Transfers to reserves on a quarterly basis:
Reserve Plus Single-Payment	0
Cash Reserve Single-Payment	0
Flexible Savings	24,376
Flexible Savings-Emp	38
Preferred Investors	32
Investors	32
Special Deposits	0
Cash Reserve	0
Cash Reserve-3mo	177
Stock Market	10
Market Strategy Cert	283
AEBI Stock Market	134
RP-Q	1
Cash Reserve-RP	0
Cash Reserve-RP-3mo	33
Flexible Saving-RP	13,634
Flexible Savings-RP-Emp	17
Preferred Investors-RP	0
Stock Market-RP	4,671
Transfers to Federal tax withholding	(25)
$68,775

Due to unlocated certificate holders:
Other additions represent:
Amounts equivalent to payments due certificate holders who could not be located	$32

Other deductions represent:
Payments to certificate holders credited to cash	$13

AMERIPRISE CERTIFICATE COMPANY, INC.	CERTIFICATE RESERVES SCHEDULE VI
PART 3
December 31, 2010

DATE PRINTED
02/21/11

PART 3 - INFORMATION REGARDING INSTALLMENT CERTIFICATES

Totals must agree to Part 1

								SEC 5
		NUMBER OF ACCOUNTS W/ CERTIFICATE HOLDERS		AMOUNT OF MATURITY VALUE		AMOUNT OF RESERVES		DEDUCTION FROM RESERVES CASH SURRENDERS PRIOR TO MATURITY SURRENDER	SEC 6 OTHER
CERT SERIES	MO’s PAID	2009	2010	2009	2010	2009	2010	2010	2010

15 INC EXT
ACC Maturity Value & Count
TOTAL		0	0	$—	$—	$—	$—	$—	$—

20 INC EXT
ACC Maturity Value & Count
TOTAL		0	0	$—	$—	$—	$—	$—	$—

15 A INC EXT
ACC Maturity Value & Count
TOTAL		0	0	$—	$—	$—	$—	$—	$—

22A INC EXT	157-168
	169-180
	181-192
	193-204
	205-216
	217-228
	229-240
	241-252
	253-264	1		15.00		14.72
	265-276
	277-288
	289-300
	301-312
	313-324
	325-336
	337-348	1		16.24		13.90
	349-360							14.54
	361-372	1		19.49		18.33
	373-384	5	1	386.48	19.49	384.53	19.27	29.13	357.25
ACC Maturity Value & Count
TOTAL		8	1	$437.21	$19.49	$431.48	$19.27	$43.67	$357.25

I-76	265-276
	277-288
	289-300	1		24.60		17.65
	301-312		1		24.60		18.75
	313-324	0		0.00		0.00
	325-336	1		15.38		13.51
	337-348	16	1	467.46	15.38	432.17	14.29
	349-360	22	15	618.16	436.71	602.47	426.04	204.26	85.78
ACC Maturity Value & Count
TOTAL		40	17	$1,125.60	$476.69	$1,065.80	$459.08	$204.26	$85.78

RES+FP
	313-324	1		6.00		2.85
	325-336		1		6.00		2.86
ACC Maturity Value & Count
TOTAL		1	1	$6.00	$6.00	$2.85	$2.86	$—	$—

IC-Q-INST
ACC Maturity Value & Count
TOTAL		0	0	$—	$—	$—	$—	$—	$—

IC-Q-IN	181-192
	193-204
	205-216	5		48.00		19.73
	217-228	10	5	104.40	48.00	45.62	21.14	1.00
	229-240	7	7	48.00	76.20	35.18	32.82	15.52
	241-252	4		66.00		8.56		30.52
	253-264	4		30.00		27.21		8.56
	265-276	1	2	6.00	12.00	5.44	19.11	8.82
	277-288		1		6.00		5.45
ACC Maturity Value & Count
TOTAL		31	15	$302.40	$142.20	$141.74	$78.51	$64.42	$—

IC-IN-EMP	205-216
	217-228
	229-240	1		6.00		0.60
ACC Maturity Value & Count
TOTAL		1	0	$6.00	$—	$0.60	$—	$—	$—

IC-I	25-36
	37-48
	49-60	3		43.20		28.24
	61-72	2	3	24.97	43.20	2.82	33.68
	73-84		2		24.97		0.53
	85-96
	97-108
	109-120
	121-132
	133-144
	145-156	3		30.00		23.32
	157-168	2		36.00		19.33		23.35

Confiddential: For Internal Use Only.

	169-180	7	1	100.75	30.00	70.84	9.94	9.51
	181-192	8	4	108.00	51.67	48.45	36.38	21.62
	193-204	6	3	60.00	54.00	56.68	25.23	13.42
	205-216	2	1	12.00	6.00	9.11	0.98	41.91
	217-228		1		6.00		6.59	2.58
ACC Maturity Value & Count
TOTAL		33	15	$414.92	$215.84	$258.78	$113.33	$112.39	$—

IC-I-EMP	1-12
	13-24
	25-36
	37-48	1		6.00		5.44
	49-60		1		6.00		6.87
	61-72
	73-84
	85-96
	97-108
	109-120
	121-132
	133-144
	145-156
	157-168	2		72.24		23.10
	169-180		2		72.24		23.23
	181-192	2		18.00		9.34
	193-204		1		12.00		8.74	0.66
	205-216	1		120.00		271.87
	217-228							271.87
ACC Maturity Value & Count
TOTAL		6	4	$216.24	$90.24	$309.75	$38.84	$272.53	$—

IC-I95	1-12	828	319			2,007.79	640.36	229.83
	13-24	621	689			1,982.19	2,864.52	420.49
	25-36	448	545			1,933.55	2,662.91	181.10
	37-48	484	407			3,095.90	2,250.54	145.23
	49-60	707	414			5,379.29	3,181.32	261.58
	61-72	954	619			7,540.27	5,133.74	501.83
	73-84	765	726			6,022.78	5,406.55	2,276.47
	85-96	519	603			4,057.57	4,687.97	1,375.93
	97-108	317	413			2,384.77	3,113.11	843.35
	109-120	274	257			1,832.36	1,872.83	370.95
	121-132	2				7.82		348.66
	133-144	2	1			22.38	0.73	7.31
	145-156	1				1.49		15.22
	157-168		1				1.49
ACC Maturity Value & Count
TOTAL		5,922	4,994	$—	$—	$36,268.16	$31,816.07	$6,977.96	$—

IC-I95-E	1-12	8	3			23.33	25.10	0.15
	13-24	7	7			8.45	36.52	0.45
	25-36	3	4			28.53	13.89	1.08
	37-48	3	3			11.78	38.84
	49-60	4	3			18.56	15.74
	61-72	10	4			47.16	23.56
	73-84	1	6			1.48	17.28	24.51
	85-96	1				1.73		1.48
	97-108							1.74
	109-120
	121-132
ACC Maturity Value & Count
TOTAL		37	30	$—	$—	$141.02	$170.93	$29.40	$—

RP-Q-INST	253-264
	265-276
	277-288
	289-300	4		42.00		21.33
	301-312		2		16.20		3.57	17.74
	313-324	2		12.00		7.98
	325-336		2		12.00		7.99
ACC Maturity Value & Count
TOTAL		6	4	$54.00	$28.20	$29.31	$11.56	$17.74	$—

RP-Q-FP	241-252
	253-264
	265-276
	277-288	1		12.00		10.84
	289-300		1		12.00		10.87
ACC Maturity Value & Count
TOTAL		1	1	$12.00	$12.00	$10.84	$10.87	$—	$—

RP-Q-IN	205-216
	217-228
	229-240	2		12.00		2.38
	241-252	1	2	12.00	12.00	0.42	2.36
	253-264							0.35
ACC Maturity Value & Count
TOTAL		3	2	$24.00	$12.00	$2.80	$2.36	$0.35	$—

RP-IN-EMP
ACC Maturity Value & Count
TOTAL		0	0	$—	$—	$—	$—	$—	$—

RP-I
ACC Maturity Value & Count
TOTAL		0	0	$—	$—	$—	$—	$—	$—

RP-I-EMP
ACC Maturity Value & Count
TOTAL (Don’t include in Part 1)		0	0	$—	$—	$—	$—	$—	$—

Inst-R (RP-I95)	1-12	98	59	13,914.51	29,733.54	289.98	411.45	18.40
	13-24	53	86	3,455.30	9,278.45	125.54	366.40	38.88
	25-36	15	45	703.49	3,158.18	66.51	130.73	10.90
	37-48	14	12	471.00	680.07	139.42	89.10	2.47
	49-60	36	14	2,206.00	471.00	256.82	177.14
	61-72	35	30	1,129.62	1,085.06	310.86	259.59	30.88
	73-84	33	18	7,953.56	536.22	630.49	101.94	237.03
	85-96	19	22	565.85	7,415.76	152.02	416.32	131.34
	97-108		4		55.80		14.29	82.08
	109-120							14.53
	121-132							17.86
ACC Maturity Value & Count
TOTAL		303	290	$30,399.33	$52,414.06	$1,971.63	$1,966.95	$584.37	$—

Inst-R-E	1-12
(Install R)	13-24
	25-36	1		24.00		1.61	2.58
	37-48	2	1	12.00	24.00	4.21	5.61
	49-60	2	2	612.00	12.00	9.77	8.91
	61-72		2		612.00
	73-84
	85-96
AECC Maturity Value & Count
TOTAL		5	5	$648.00	$648.00	$15.59	$17.10	$—	$—

TOTAL - ALL SERIES		6,397	5,379	$33,645.70	$54,064.72	$40,650.34	$34,707.73	$8,307.08	$443.03

Ameriprise Certificate Company	SCHEDULE VII
Valuation and Qualifying Accounts
Years ended December 31, 2010, 2009 and 2008
($ thousands)

Year ended December 31, 2010

Additions
Reserves	Balance	Charged			Balance
deducted from	at	to costs		Change in	at
assets to	beginning	and		reserves/writedowns	end
which they apply	of period	expenses	Other	From 2009 to 2010	of period

Allowance for losses:
Conventional first mortgage loans and other loans	15,602	0	0	7,745	7,857

Year ended December 31, 2009

Additions
Reserves	Balance	Charged			Balance
deducted from	at	to costs		Change in	at
assets to	beginning	and		reserves/writedowns	end
which they apply	of period	expenses	Other	From 2008 to 2009	of period

Allowance for losses:
Conventional first mortgage loans and other loans	15,440	0	0	(162)	15,602

Year ended December 31, 2008

Additions
Reserves	Balance	Charged			Balance
deducted from	at	to costs		Change in	at
assets to	beginning	and		reserves/writedowns	end
which they apply	of period	expenses	Other	From 2007 to 2008	of period

Allowance for losses:
Conventional first mortgage loans and other loans	4,836	0	0	(10,604)	15,440

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report:

Exhibit	Description

3(a)

Amended and Restated Certificate of Incorporation of American Express Certificate Company, dated Aug. 1, 2005, filed electronically on or about March 10, 2006 as Exhibit 3(a) to Registrant’s Form 10-K is incorporated by reference.

3(b)	By-Laws of Ameriprise Certificate Company, filed electronically on or about November 5, 2010 as Exhibit 3(b) to Registrant’s Form 10-Q, are incorporated herein by reference.
10(a)

Investment Advisory and Services Agreement, dated Dec. 31, 2006, between Registrant and RiverSource Investments, LLC, now known as Columbia Management Investment Advisers, LLC, filed electronically on or about Feb 26, 2007 as Exhibit 10(a) to Post-Effective Amendment No. 35 to Registration Statement No. 2-95577 for Ameriprise Flexible Savings Certificate is incorporated herein by reference.

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

10(d)

Transfer Agent Agreement, dated Dec. 31, 2006 between Registrant and RiverSource Client Service Corporation, now known as Columbia Management Investment Services Corp., filed electronically on or about Feb. 26, 2007 as Exhibit 10(e) to Post-Effective Amendment No. 35 to Registration Statement No. 2-95577 for Ameriprise Flexible Savings Certificate is incorporated herein by reference.

10(e)

Administration and Services Agreement, dated October 1, 2005 between RiverSource Investments, LLC, now known as Columbia Management Investment Advisers, LLC, and Ameriprise Financial, Inc. filed electronically on or about March 10, 2006 as Exhibit 10(s) to Registrant’s Form 10-K is incorporated by reference.

10(f)

Capital Support Agreement by and between Ameriprise Financial, Inc. and Ameriprise Certificate Company, dated as of March 2, 2009, filed electronically on or about March 3, 2009 as Exhibit 10(f) to Registrant’s Form 10-K is incorporated by reference.

14(a)

Code of Ethics under rule 17j-1 for Ameriprise Certificate Company, filed electronically as Exhibit 10 (p)(1) to Pre-Effective Amendment No. 1 to Registration Statement No. 333-34982, is incorporated herein by reference.

*14(b)	Code of Ethics adopted under Rule 17j-1 for Registrant’s investment adviser and principal underwriter, dated May 1, 2010, is filed electronically herewith as Exhibit (14)(b) to Registrant’s Form 10-K.
*24(a)	Directors’ Power of Attorney, dated March 2, 2010, is filed electronically herewith as Exhibit 24 (a) to Registrant’s Form 10-K.
24(b)	Officers’ Power of Attorney, dated Feb. 24, 2009, filed electronically on or about March 3, 2009 as Exhibit 24 (b) to Registrant’s Form 10-K is incorporated by reference.
24(c)	Director’s and Officer’s Power of Attorney, dated Feb. 24, 2009, filed electronically on or about March 3, 2009 as Exhibit 24 (c) to Registrant’s Form 10-K is incorporated by reference.
*24(d)	Director’s Power of Attorney, dated Feb. 14, 2011, is filed electronically herewith as Exhibit 24(d) to Registrant’s Form 10-K.
*31.1	Certification of William F. Truscott pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Ross P. Palacios pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
*32.1	Certification of William F. Truscott and Ross P. Palacios pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed electronically herewith

E-1