Form 10-Q
period 2011-03-31
AMERIPRISE CERTIFICATE CO
filed 2011-05-02
CIK 52428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2011
Common Shares (par value $10 per share)	150,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

AMERIPRISE CERTIFICATE COMPANY

FORM 10-Q

AMERIPRISE CERTIFICATE COMPANY

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2011	2010

Investment income	$31,020	$44,455
Investment expenses	6,953	8,520
Net investment income before provision for certificate reserves and income taxes	24,067	35,935
Net provision for certificate reserves	8,664	16,996
Net investment income before income taxes	15,403	18,939
Income tax expense	5,745	6,921
Net investment income	9,658	12,018

Net realized gain on investments	1,448	3,811
Income tax expense	507	1,334
Net realized gain on investments, after-tax	941	2,477
Net income	$10,599	$14,495

Supplemental Disclosures:
Net realized gain on investments:
Net realized gain on investments before impairment losses on securities	$1,537	$6,381
Total other-than-temporary impairment losses on securities	—	(4,662)
Portion of loss recognized in other comprehensive income	(89)	2,092
Net impairment losses recognized in net realized gain on investments	(89)	(2,570)
Total net realized gain on investments	$1,448	$3,811

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Qualified Assets
Cash equivalents	$215,892	$182,192
Investments in unaffiliated issuers	2,909,882	3,085,562
Receivables	18,051	20,967
Equity derivatives, purchased	97,225	89,014
Total qualified assets	3,241,050	3,377,735

Deferred taxes, net	46,298	45,367
Total assets	$3,287,348	$3,423,102

Liabilities and Shareholder’s Equity
Liabilities
Certificate reserves	$3,016,697	$3,159,831
Current taxes payable to parent	11,895	7,667
Payable for investment securities purchased	962	—
Equity derivatives, written	84,923	75,201
Accounts payable and accrued liabilities and other liabilities	17,836	17,909
Total liabilities	3,132,313	3,260,608

Shareholder’s Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	172,597	181,998
Total retained earnings	15	15
Accumulated other comprehensive loss, net of tax	(19,077)	(21,019)
Total shareholder’s equity	155,035	162,494
Total liabilities and shareholder’s equity	$3,287,348	$3,423,102

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities
Net income	$10,599	$14,495
Adjustments to reconcile net income to net cash provided by operating activities:
Interest added to certificate loans	(16)	(37)
Amortization of premiums, accretion of discounts, net	1,091	(810)
Deferred income taxes	(2,062)	3,967
Net realized loss (gain) on investments	(244)	310
Provision for loan loss	(1,204)	(4,121)
Changes in operating assets and liabilities:
Dividends and interest receivable	2,262	5,110
Certificate reserves, net	(1,918)	(4,415)
Due to (from) parent for income taxes, net	4,228	(14,461)
Derivatives, net	1,511	3,616
Derivatives collateral, net	1,567	3,618
Other, net	(2,355)	(3,033)
Net cash provided by operating activities	13,459	4,239

Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	26,081	1,903
Maturities and redemptions	365,505	554,766
Purchases	(227,441)	(33,969)
Syndicated loans and commercial mortgage loans:
Sales	133	1,974
Maturities and redemptions	18,738	22,463
Purchases and fundings	(1,600)	(42)
Certificate loans:
Payments	82	233
Fundings	(41)	(148)
Net cash provided by investing activities	181,457	547,180

Cash Flows from Financing Activities
Payments from certificate owners	247,607	269,358
Certificate maturities and cash surrenders	(388,823)	(596,849)
Dividend/return of capital to parent	(20,000)	(80,000)
Net cash used in financing activities	(161,216)	(407,491)

Net increase in cash equivalents	33,700	143,928
Cash equivalents at beginning of period	182,192	309,183
Cash equivalents at end of period	$215,892	$453,111

Supplemental disclosures including non-cash transactions:
Cash paid for income taxes	$4,794	$18,704
Certificate maturities and surrenders through loan reductions	213	467

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

Three Months Ended March 31, 2011 and 2010
(in thousands, except share data)

				Retained Earnings
				Appropriated
				for Additional		Accumulated
	Number of		Additional	Interest on		Other
	Outstanding	Common	Paid-In	Advance		Comprehensive Loss,
	Shares	Shares	Capital	Payments	Unappropriated	Net of Tax	Total

Balance at January 1, 2010	150,000	$1,500	$297,964	$15	$(6,373)	$(47,908)	$245,198
Comprehensive income:
Net income	—	—	—	—	14,495	—	14,495
Other comprehensive income, net of tax:
Change in net unrealized securities losses	—	—	—	—	—	15,192	15,192
Change in noncredit related impairments on securities and net unrealized securities losses on previously impaired securities	—	—	—	—	—	(1,871)	(1,871)
Total comprehensive income							27,816
Dividend/return of capital to parent	—	—	(71,878)	—	(8,122)	—	(80,000)
Balance at March 31, 2010	150,000	$1,500	$226,086	$15	$—	$(34,587)	$193,014

Balance at January 1, 2011	150,000	$1,500	$181,998	$15	$—	$(21,019)	$162,494
Comprehensive income:
Net income	—	—	—	—	10,599	—	10,599
Other comprehensive income, net of tax:
Change in net unrealized securities losses	—	—	—	—	—	(2,258)	(2,258)
Change in noncredit related impairments on securities and net unrealized securities losses on previously impaired securities	—	—	—	—	—	4,200	4,200
Total comprehensive income							12,541
Dividend/return of capital to parent	—	—	(9,401)	—	(10,599)	—	(20,000)
Balance at March 31, 2011	150,000	$1,500	$172,597	$15	$—	$(19,077)	$155,035

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

Ameriprise Certificate Company (“ACC” or the “Company”), is a wholly owned subsidiary of Ameriprise Financial, Inc. (“Ameriprise Financial”). The accompanying Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). ACC uses the consolidation method of accounting for its wholly owned subsidiary, Investors Syndicate Development Corp. The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial position for the interim periods have been made. All adjustments made were of a normal, recurring nature. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Financial Statements and Notes should be read in conjunction with the Financial Statements and Notes in the Annual Report on Form 10-K of ACC for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on February 23, 2011.

ACC evaluated events or transactions that occurred after the consolidated balance sheet date for potential recognition or disclosure through the date the consolidated financial statements were issued.

2.  Recent Accounting Pronouncements

Adoption of New Accounting Standards

Fair Value

In January 2010, the Financial Accounting Standards Board (“FASB”) updated the accounting standards related to disclosures on fair value measurements. The standard expands the current disclosure requirements to include additional detail about significant transfers between Levels 1 and 2 within the fair value hierarchy and presents activity in the rollforward of Level 3 activity on a gross basis. The standard also clarifies existing disclosure requirements related to the level of disaggregation to be used for assets and liabilities as well as disclosures on the inputs and valuation techniques used to measure fair value. The standard was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure requirements related to the Level 3 rollforward, which are effective for interim and annual periods beginning after December 15, 2010. ACC adopted the standard in the first quarter of 2010, except for the additional disclosures related to the Level 3 rollforward, which ACC adopted in the first quarter of 2011. The adoption did not have any effect on ACC’s consolidated results of operations and financial condition. See Note 5 for the required disclosures.

Future Adoption of New Accounting Standards

Receivables

In April 2011, the FASB updated the accounting standards for troubled debt restructurings. The new standard includes indicators that a lender should consider in determining whether a borrower is experiencing financial difficulties and provides clarification for determining whether the lender has granted a concession to the borrower. The standard sets the effective dates for troubled debt restructuring disclosures required by recent guidance on credit quality disclosures. The standard is effective for interim and annual periods beginning on or after June 15, 2011, and is to be applied retrospectively to modifications occurring on or after the beginning of the annual period of adoption. For purposes of measuring impairments of receivables that are considered impaired as a result of applying the new guidance, the standard should be applied prospectively for the interim or annual period beginning on or after June 15, 2011. The adoption of the standard is not expected to have a material impact on ACC’s consolidated results of operations and financial condition.

3.  Investments

Investments in unaffiliated issuers were as follows:

	March 31, 2011	December 31, 2010
	(in thousands)
Available-for-Sale:
Fixed maturities, at fair value (amortized cost: 2011, $2,747,054; 2010, $2,909,769)	$2,715,748	$2,875,693
Common and preferred stocks, at fair value (cost: 2011, $1,376; 2010, $1,376)	2,716	2,413
Syndicated loans and commercial mortgage loans, at cost net of allowance for loan losses (fair value: 2011, $189,394; 2010, $206,882)	183,171	199,040
Certificate loans — secured by certificate reserves, at cost, which approximates fair value	3,061	3,299
Real estate owned, at fair value less cost to sell	5,186	5,117
Total	$2,909,882	$3,085,562

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Available-for-Sale securities distributed by type were as follows:

	March 31, 2011
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$1,445,656	$27,597	$(86,064)	$1,387,189	$(32,181)
Corporate debt securities	480,093	7,356	(775)	486,674	2
Commercial mortgage backed securities	472,950	7,588	(2,027)	478,511	—
Asset backed securities	345,223	16,445	(1,541)	360,127	(595)
U.S. government and agencies obligations	3,132	115	—	3,247	—
Common and preferred stocks	1,376	1,374	(34)	2,716	—
Total	$2,748,430	$60,475	$(90,441)	$2,718,464	$(32,774)

	December 31, 2010
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$1,472,410	$30,242	$(95,638)	$1,407,014	$(38,323)
Corporate debt securities	583,341	8,923	(1,285)	590,979	2
Commercial mortgage backed securities	499,243	10,121	(1,773)	507,591	—
Asset backed securities	326,344	17,117	(1,939)	341,522	(915)
U.S. government and agencies obligations	28,431	156	—	28,587	—
Common and preferred stocks	1,376	1,056	(19)	2,413	—
Total	$2,911,145	$67,615	$(100,654)	$2,878,106	$(39,236)

(1) Represents the amount of other-than-temporary impairment losses in Accumulated Other Comprehensive Loss. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

At March 31, 2011 and December 31, 2010, fixed maturity securities comprised approximately 87% and 88%, respectively, of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable ACC may utilize ratings from other NRSROs or rate the securities internally. At March 31, 2011 and December 31, 2010, approximately $6.1 million and $10.0 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC using criteria similar to those used by NRSROs. A summary of fixed maturity securities by rating was as follows:

	March 31, 2011			December 31, 2010
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in thousands, except percentages)
AAA	$1,746,035	$1,785,317	66%	$1,799,754	$1,847,326	64%
AA	89,969	93,591	3	96,952	97,590	3
A	189,805	190,591	7	180,916	180,343	6
BBB	413,188	410,149	15	503,115	500,529	18
Below investment grade	308,057	236,100	9	329,032	249,905	9
Total fixed maturities	$2,747,054	$2,715,748	100%	$2,909,769	$2,875,693	100%

At both March 31, 2011 and December 31, 2010, approximately 31%, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2011
	Less than 12 months			12 months or more			Total
	Number			Number			Number
Description of	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	28	$236,101	$(2,669)	73	$280,797	$(83,395)	101	$516,898	$(86,064)
Corporate debt securities	9	65,283	(743)	2	3,495	(32)	11	68,778	(775)
Commercial mortgage backed securities	18	159,763	(2,027)	—	—	—	18	159,763	(2,027)
Asset backed securities	13	78,401	(1,310)	5	8,012	(231)	18	86,413	(1,541)
Common and preferred stocks	1	860	(34)	—	—	—	1	860	(34)
Total	69	$540,408	$(6,783)	80	$292,304	$(83,658)	149	$832,712	$(90,441)

	December 31, 2010
	Less than 12 months			12 months or more			Total
	Number			Number			Number
Description of	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	20	$227,367	$(1,860)	73	$282,836	$(93,778)	93	$510,203	$(95,638)
Corporate debt securities	7	64,667	(1,230)	2	3,471	(55)	9	68,138	(1,285)
Commercial mortgage backed securities	16	150,294	(1,773)	—	—	—	16	150,294	(1,773)
Asset backed securities	11	70,519	(1,402)	5	9,245	(537)	16	79,764	(1,939)
Common and preferred stocks	2	947	(19)	—	—	—	2	947	(19)
Total	56	$513,794	$(6,284)	80	$295,552	$(94,370)	136	$809,346	$(100,654)

As part of ACC’s ongoing monitoring process, management determined that a majority of the gross unrealized losses on its Available-for-Sale securities are attributable to movement in credit spreads.

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income:

	2011	2010
	(in thousands)
Beginning balance of credit losses on securities held as of January 1 for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$59,855	$57,446
Additional amount related to credit losses for which an other-than-temporary impairment was not previously recognized	—	556
Additional increases to the amount related to credit losses for which an other-than-temporary impairment was previously recognized	89	1,798
Ending balance of credit losses on securities held as of March 31 for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$59,944	$59,800

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

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents a rollforward of the net unrealized securities losses on Available-for-Sale securities included in accumulated other comprehensive loss:

			Accumulated Other
	Net		Comprehensive
	Unrealized		Loss Related to Net
	Investment	Deferred	Unrealized Investment
	Gains (Losses)	Income Tax	Gains (Losses)
	(in thousands)
Balance at January 1, 2010	$(73,860)	$25,952	$(47,908)
Net unrealized securities gains arising during the period (2)	20,554	(7,223)	13,331
Reclassification of gains included in net income	(16)	6	(10)
Balance at March 31, 2010	$(53,322)	$18,735	$(34,587	)(1)

Balance at January 1, 2011	$(33,039)	$12,020	$(21,019)
Net unrealized securities gains arising during the period (2)	3,521	(1,287)	2,234
Reclassification of gains included in net income	(448)	156	(292)
Balance at March 31, 2011	$(29,966)	$10,889	$(19,077	)(1)

(1) At March 31, 2011 and 2010, Accumulated Other Comprehensive Loss Related to Net Unrealized Investment Losses included $(21.3) million and $(33.4) million, respectively, of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities.

(2) Net unrealized securities gains arising during the period include other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income during the period.

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Gross realized gains from sales	$549	$2,715
Gross realized losses from sales	(12)	(129)
Other-than-temporary impairments	(89)	(2,570)

The other-than-temporary impairments for the three months ended March 31, 2011 and 2010 primarily related to credit losses on non-agency residential mortgage backed securities.

Available-for-Sale securities by contractual maturity as of March 31, 2011 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$147,503	$149,209
Due after one year through five years	334,193	339,131
Due after five years through 10 years	1,314	1,356
Due after 10 years	215	225
	483,225	489,921
Residential mortgage backed securities	1,445,656	1,387,189
Commercial mortgage backed securities	472,950	478,511
Asset backed securities	345,223	360,127
Common and preferred stocks	1,376	2,716
Total	$2,748,430	$2,718,464

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities, as well as common and preferred stocks, were not included in the maturities distribution.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

4.  Financing Receivables

ACC’s financing receivables include commercial mortgage loans, syndicated loans and certificate loans. ACC does not hold any loans acquired with deteriorated credit quality.

The following table presents a rollforward of the allowance for loan losses and the ending balance in the allowance for loan losses by impairment method and type of loan:

	March 31, 2011
	Commercial
	Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Beginning balance	$2,576	$5,281	$7,857
Charge-offs	—	(204)	(204)
Provisions	—	(1,000)	(1,000)
Ending balance	$2,576	$4,077	$6,653

Ending balance: Individually evaluated for impairment	$1,000	$669	$1,669
Ending balance: Collectively evaluated for impairment	1,576	3,408	4,984

	March 31, 2010
	Commercial
	Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Beginning balance	$1,497	$14,104	$15,601
Charge-offs	—	—	—
Provisions	1,079	(5,200)	(4,121)
Ending balance	$2,576	$8,904	$11,480

Ending balance: Individually evaluated for impairment	$—	$669	$669
Ending balance: Collectively evaluated for impairment	2,576	8,235	10,811

The recorded investment in financing receivables by impairment method and type of loan was as follows:

	March 31, 2011
	Commercial
	Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Ending balance: Individually evaluated for impairment	$3,715	$1,106	$4,821
Ending balance: Collectively evaluated for impairment	100,168	84,835	185,003
Ending balance	$103,883	$85,941	$189,824

	December 31, 2010
	Commercial
	Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Ending balance: Individually evaluated for impairment	$—	$1,106	$1,106
Ending balance: Collectively evaluated for impairment	109,641	96,150	205,791
Ending balance	$109,641	$97,256	$206,897

As of both March 31, 2011 and December 31, 2010, ACC had no recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to ACC’s total loan balance. During the three months ended March 31, 2011 and 2010, ACC sold $0.1 million and $2.0 million of syndicated loans, respectively. There were no significant purchases of financing receivables during the three months ended March 31, 2011 or 2010.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Credit Quality Information

Nonperforming loans are generally loans 90 days or more past due. All nonperforming loans as of March 31, 2011 and December 31, 2010 were syndicated loans. All other loans were considered to be performing.

Commercial Mortgage Loans

ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management had assigned its highest risk rating were 3.6% and nil as of March 31, 2011 and December 31, 2010, respectively. Loans with the highest risk rating represent distressed loans which ACC identifies as impaired or expects to become delinquent or enter into foreclosure in the next six months. In addition, ACC reviews the concentrations of credit risk by region and property type.

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
	(in thousands)
East North Central	$1,727	$1,737	2%	2%
Middle Atlantic	3,329	3,365	3	3
Mountain	12,247	14,762	12	13
New England	8,791	8,843	8	8
Pacific	11,252	11,447	11	10
South Atlantic	33,946	34,591	33	32
West North Central	20,835	19,616	20	18
West South Central	11,756	15,280	11	14
	103,883	109,641	100%	100%
Less: allowance for loan losses	(2,576)	(2,576)
Total	$101,307	$107,065

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
	(in thousands)
Apartments	$26,462	$25,258	25%	23%
Industrial	18,701	18,990	18	17
Office	18,357	21,879	18	20
Retail	20,418	23,211	20	21
Other	19,945	20,303	19	19
	103,883	109,641	100%	100%
Less: allowance for loan losses	(2,576)	(2,576)
Total	$101,307	$107,065

Syndicated Loans

The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. The total nonperforming syndicated loans as of March 31, 2011 and December 31, 2010 were $1.6 million and $1.9 million, respectively.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

5.  Fair Values of Assets and Liabilities

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

Investments in Unaffiliated Issuers (Available-for-Sale Securities)

When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from nationally-recognized pricing services, broker quotes, or other model-based valuation techniques. Level 1 securities primarily include U.S. Treasuries and common and preferred stocks. Level 2 securities include agency mortgage backed securities, commercial mortgage backed securities, asset backed securities, municipal and corporate bonds, U.S. agency securities and common and preferred stock. The fair value of these Level 2 securities is based on a market approach with prices obtained from nationally-recognized pricing services. Observable inputs used to value these securities can include: reported trades, benchmark yields, issuer spreads and broker/dealer quotes. Level 3 securities primarily include asset backed securities, commercial mortgage backed securities, corporate bonds, non-agency residential mortgage backed securities and common and preferred stocks. The fair value of these Level 3 securities is typically based on a single broker quote, except for the valuation of non-agency residential mortgage backed securities. ACC uses prices from nationally-recognized pricing services to determine the fair value of non-agency residential mortgage backed securities. ACC continues to classify its non-agency residential mortgage backed securities as Level 3 because ACC believes the market for these securities is still inactive and their valuation includes significant unobservable inputs.

Derivatives (Equity Derivatives, Purchased and Written)

The fair values of derivatives that are traded in less active over-the-counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Certificate Reserves

ACC uses various Black-Scholes calculations to determine the fair value of the embedded derivative liability associated with the provisions of its stock market certificates. The inputs to these calculations are primarily market observable and include interest rates, volatilities, and equity index levels. As a result, these measurements are classified as Level 2.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$215,892	$—	$215,892
Available-for-Sale securities:
Residential mortgage backed securities	—	491,386	895,803	1,387,189
Corporate debt securities	—	482,803	3,871	486,674
Commercial mortgage backed securities	—	466,011	12,500	478,511
Asset backed securities	—	252,036	108,091	360,127
U.S. government and agencies obligations	408	2,839	—	3,247
Common and preferred stocks	650	1,699	367	2,716
Total Available-for-Sale securities	1,058	1,696,774	1,020,632	2,718,464
Equity derivatives, purchased	—	97,219	6	97,225
Total assets at fair value	$1,058	$2,009,885	$1,020,638	$3,031,581

Liabilities
Certificate reserves	$—	$12,101	$—	$12,101
Equity derivatives, written	—	84,923	—	84,923
Total liabilities at fair value	$—	$97,024	$—	$97,024

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$182,192	$—	$182,192
Available-for-Sale securities:
Residential mortgage backed securities	—	504,155	902,859	1,407,014
Corporate debt securities	—	583,443	7,536	590,979
Commercial mortgage backed securities	—	497,402	10,189	507,591
Asset backed securities	—	239,850	101,672	341,522
U.S. government and agencies obligations	414	28,173	—	28,587
Common and preferred stocks	570	1,499	344	2,413
Total Available-for-Sale securities	984	1,854,522	1,022,600	2,878,106
Equity derivatives, purchased	—	89,008	6	89,014
Total assets at fair value	$984	$2,125,722	$1,022,606	$3,149,312

Liabilities
Certificate reserves	$—	$13,692	$—	$13,692
Equity derivatives, written	—	75,201	—	75,201
Total liabilities at fair value	$—	$88,893	$—	$88,893

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Residential			Commercial				Common
	Mortgage		Corporate	Mortgage		Asset		and
	Backed		Debt	Backed		Backed		Preferred
	Securities		Securities	Securities		Securities		Stocks	Derivatives	Total
	(in thousands)

Balance, January 1, 2011	$902,859		$7,536	$10,189		$101,672		$344	$6	$1,022,606
Total gains (losses) included in:
Net income	263	(1)	—	—		906	(2)	—	—	1,169
Other comprehensive income	8,220		(67)	(8)		231		23	—	8,399
Purchases	69,704		—	12,508		14,999		—	—	97,211
Sales	(20)		—	—		—		—	—	(20)
Settlements	(85,223)		(3,598)	—		(9,717)		—	—	(98,538)
Transfers in to (out of) of Level 3	—		—	(10,189	)(3)	—		—	—	(10,189)
Balance, March 31, 2011	$895,803		$3,871	$12,500		$108,091		$367	$6	$1,020,638

Change in unrealized gains included in net income related to Level 3 assets held at March 31, 2011	$263	(1)	$—	$—		$906	(2)	$—	$—	$1,169

(1) Represents a $(89) loss included in net realized gain on investments and $352 included in investment income in the Consolidated Statements of Operations.

(2) Included in investment income in the Consolidated Statements of Operations.

(3) Represents one security that was transferred to Level 2 as the fair value is now obtained from a nationally-recognized pricing service with observable inputs.

	Available-for-Sale Securities
	Residential			Commercial			Common
	Mortgage		Corporate	Mortgage	Asset		and
	Backed		Debt	Backed	Backed		Preferred
	Securities		Securities	Securities	Securities		Stocks	Derivatives	Total
	(in thousands)

Balance, January 1, 2010	$745,633		$12,104	$—	$130,584		$—	$—	$888,321
Total gains (losses) included in:
Net income	(848	)(1)	—	—	887	(2)	—	—	39
Other comprehensive income	13,591		(17)	—	6,034		—	—	19,608
Purchases, sales, issuances and settlements, net	(54,985)		(3,399)	—	(10,486)		—	—	(68,870)
Transfers in to (out of) of Level 3	—		—	—	—		—	—	—
Balance, March 31, 2010	$703,391		$8,688	$—	$127,019		$—	$—	$839,098

Change in unrealized gains included in net income related to Level 3 assets held at March 31, 2010	$(848	)(1)	$—	$—	$887	(2)	$—	$—	$39

(1) Represents a $(2,066) loss included in net realized gain on investments and $1,218 included in investment income in the Consolidated Statements of Operations.

(2) Represents a $(289) loss included in net realized gain on investments and $1,176 included in investment income in the Consolidated Statements of Operations.

ACC recognizes transfers between levels of the fair value hierarchy as of the beginning of the quarter in which each transfer occurred.

During the reporting periods, there were no material assets or liabilities measured at fair value on a nonrecurring basis.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table provides the carrying value and the estimated fair value of financial instruments that are not reported at fair value. All other financial instruments that are reported at fair value have been included above in the table with balances of assets and liabilities measured at fair value on a recurring basis.

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial Assets
Syndicated loans	$81,864	$83,230	$91,975	$93,518
Commercial mortgage loans	101,307	106,164	107,065	113,364
Certificate loans	3,061	3,061	3,299	3,299

Financial Liabilities
Certificate reserves	$3,004,596	$2,988,759	$3,146,139	$3,128,694

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

6.  Derivatives and Hedging Activities

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

ACC uses derivatives as economic hedges of equity and interest rate risk related to stock market certificates. ACC does not designate any derivatives for hedge accounting. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives, by type of derivative and product:

		Asset			Liability
Derivatives not designated as hedging instruments	Balance Sheet Location	March 31, 2011	December 31, 2010	Balance Sheet Location	March 31, 2011	December 31, 2010
		(in thousands)			(in thousands)
Equity
Stock market certificates	Equity derivatives, purchased	$96,732	$88,590	Equity derivatives, written	$84,923	$75,201
Equity warrants	Equity derivatives, purchased	493	424	Equity derivatives, written	—	—
Stock market certificates embedded derivatives		—	—	Certificate reserves	12,101	13,692
Total		$97,225	$89,014		$97,024	$88,893

See Note 5 for additional information regarding ACC’s fair value measurement of derivative instruments.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operations for the three months ended March 31:

		Amount of Gain (Loss) on
Derivatives Not Designated as	Location of Gain (Loss) on	Derivatives Recognized in Income
Hedging Instruments	Derivatives Recognized in Income	2011	2010
		(in thousands)
Equity
Stock market certificates	Net provision for certificate reserves	$2,573	$2,970
Equity warrants	Investment income	68	—
Stock market certificates embedded derivatives	Net provision for certificate reserves	(2,796)	(3,027)
Total		$(155)	$(57)

Ameriprise Stock Market Certificates (“SMC”) offer a return based upon the relative change in a major stock market index between the beginning and end of the SMC’s term. The SMC product contains an embedded derivative. The equity based return of the certificate must be separated from the host contract and accounted for as a derivative instrument. As a result of fluctuations in equity markets, and the corresponding changes in value of the embedded derivative, the amount of expenses incurred by ACC related to the SMC product will positively or negatively impact reported earnings. As a means of hedging its obligations under the provisions for these certificates, ACC purchases and writes call options on the S&P 500 Index. ACC views this strategy as a prudent management of equity market sensitivity, such that earnings are not exposed to undue risk presented by changes in equity market levels. The gross notional amount of these derivative contracts was $1.3 billion and $1.4 billion at March 31, 2011 and December 31, 2010, respectively. ACC also purchases futures on the S&P 500 Index to economically hedge its obligations. The futures are marked-to-market daily and exchange traded, exposing ACC to no counterparty risk. The gross notional amount of these derivative contracts was $0.3 million at both March 31, 2011 and December 31, 2010.

Equity warrants were received as part of a syndicated loan restructure and do not constitute a hedge of underlying assets or liabilities.

Credit Risk

Credit risk associated with ACC’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, ACC has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements whenever practical. As of March 31, 2011 and December 31, 2010, ACC held $6.2 million and $4.6 million, respectively, in cash and recorded a corresponding liability in other liabilities for collateral ACC is obligated to return to counterparties. As of March 31, 2011 and December 31, 2010, ACC’s maximum credit exposure related to derivative assets after considering netting arrangements with counterparties and collateral arrangements was approximately $5.7 million and $8.9 million, respectively.

7.  Contingencies

ACC is not aware that it is a party to any pending legal, arbitration, or regulatory proceeding that is likely to have a material adverse effect on its consolidated financial condition, results of operations or liquidity. Notwithstanding the foregoing, it is possible that the outcome of any current or future legal, arbitration or regulatory proceeding could have a material adverse effect on the consolidated results of operations in any particular reporting period as the proceedings are resolved.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

8.  Income Taxes

The effective tax rate was 37.1% and 36.3% for the three months ended March 31, 2011 and 2010, respectively.

ACC is required to establish a valuation allowance for any portion of the deferred income tax assets that management believes will not be realized.  Included in deferred income tax assets are a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes and future deductible capital losses realized for tax return purposes.  Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes.  Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required.  Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains.  Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies.  Based on analysis of ACC’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable the Company to utilize all of its deferred tax assets.  Accordingly, no valuation allowance for deferred tax assets has been established as of March 31, 2011 and December 31, 2010.

As of March 31, 2011 and December 31, 2010, ACC had $2 million and nil, respectively, of gross unrecognized tax benefits. If recognized, it is unlikely that there would be any effect on the effective tax rate, net of federal tax benefits, of the unrecognized tax benefits as of March 31, 2011 and December 31, 2010.

ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC did not recognize any interest for the three months ended March 31, 2011. ACC had no accrual for the payment of interest and penalties at March 31, 2011 and December 31, 2010.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months.  Based on the current audit position of ACC, it is estimated that the total amount of gross unrecognized tax benefits may decrease by $2 million in the next 12 months.

ACC files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, ACC is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 1997. The Internal Revenue Service (“IRS”), completed its field examination of ACC’s U.S. income tax returns for 2005 through 2007 during the third and fourth quarters of 2010. The IRS had previously completed its field examination of the 1997 through 2004 tax returns in recent years as part of the overall examination of the American Express Company consolidated returns. However, for federal income tax purposes these years continue to remain open as a consequence of certain issues under appeal.  In the fourth quarter of 2010, the IRS commenced an examination of ACC’s U.S. income tax returns for 2008 and 2009. ACC’s or its subsidiary’s state income tax returns are currently under examination by various jurisdictions for years ranging from 1998 through 2008.

ITEM 2.  MANAGEMENT’S NARRATIVE ANALYSIS

The following information should be read in conjunction with Ameriprise Certificate Company’s (“ACC”) Financial Statements and related notes presented in Part I, Item 1. This discussion may contain forward-looking statements that reflect ACC’s plans, estimates and beliefs. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed under “Forward-Looking Statements.” ACC believes it is useful to read its management’s narrative analysis in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on February 23, 2011 (“2010 10-K”), as well as its current reports on Form 8-K and other publicly available information.

ACC is a wholly owned subsidiary of Ameriprise Financial, Inc. (“Ameriprise Financial”). ACC is registered as an investment company under the Investment Company Act of 1940 and is in the business of issuing face-amount investment certificates. Face-amount investment certificates issued by ACC entitle the certificate owner to receive at maturity a stated amount of money and interest or credits declared from time to time by ACC, at its discretion. The certificates issued by ACC are not insured by any government agency. ACC’s certificates are sold primarily by Ameriprise Financial Services, Inc., an affiliate of ACC. Ameriprise Financial Services, Inc. is registered as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico. ACC’s investment portfolio is managed by Columbia Management Investment Advisers, LLC (“CMIA”), a wholly owned subsidiary of Ameriprise Financial.

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

Critical Accounting Policies

ACC’s critical accounting policies are discussed in detail in “Management’s Narrative Analysis — Critical Accounting Policies” in its 2010 10-K.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their expected impact on ACC’s future results of operations or financial condition, see Note 2 to the consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2011 and 2010

Net income for the three months ended March 31, 2011 was $10.6 million compared to $14.5 million for the three months ended March 31, 2010, a decrease of $3.9 million, primarily due to a decrease in investment income as a result of lower investment balances partially offset by decreases in investment expenses and the provision for certificate reserves.

Investment income decreased $13.4 million, or 30.2%, to $31.0 million for the three months ended March 31, 2011 compared to $44.5 million for the prior year period. This decrease is primarily the result of lower investment balances due to net outflows of certificates driven by lower interest crediting rates, as well as lower average yields on invested assets.

Investment expenses decreased $1.6 million, or 18.4%, to $7.0 million for the three months ended March 31, 2011 compared to $8.5 million for the prior year period. This decrease is due to lower distribution fees and investment advisory and services fees as a result of lower certificate reserve balances in the first quarter of 2011 compared to the prior year period.

The net provision for certificate reserves decreased $8.3 million, or 49.0%, to $8.7 million for the three months ended March 31, 2011 compared to $17.0 million for the prior year period. This decrease is a result of lower certificate balances primarily driven by client outflows and lower interest crediting rates compared to the prior year period.

Net realized gain on investments was $1.4 million for the three months ended March 31, 2011 compared to $3.8 million for the prior year period. Included in net realized investment gains for the three months ended March 31, 2011 was a $1.0 million decrease in the syndicated loans reserve primarily due to improvement of underlying credit compared to a $5.2 million decrease in the syndicated loans reserve for the prior year period. For the three months ended March 31, 2011, net realized gain on investments also included net gains on the sale of corporate securities. For the three months ended March 31, 2010, the decrease in the syndicated loans reserve was partially offset by an increase in the commercial mortgage loan reserve and other-than-temporary impairment losses on non-agency residential mortgage backed securities.

The effective tax rate was 37.1% for the three months ended March 31, 2011 compared to 36.3% for the three months ended March 31, 2010.

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

The following table presents as of March 31, 2011, ACC’s non-agency residential mortgage backed and asset backed securities backed by subprime, Alt-A or prime mortgage loans by credit rating and vintage year (in thousands):

	AAA		AA		A		BBB		BB & Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Subprime
2003 & prior	$6,381	$6,323	$—	$—	$—	$—	$—	$—	$—	$—	$6,381	$6,323
2004	8,031	7,909	—	—	5,859	5,698	—	—	7,985	7,389	21,875	20,996
2005	5,315	5,472	20,602	22,647	3,831	3,771	—	—	4,472	4,581	34,220	36,471
2006	—	—	—	—	—	—	3,994	3,987	2,307	2,288	6,301	6,275
2007	—	—	—	—	2,874	2,909	—	—	—	—	2,874	2,909
Re-Remic(1)	—	—	—	—	3,901	3,902	6,549	6,677	—	—	10,450	10,579
Total Subprime	$19,727	$19,704	$20,602	$22,647	$16,465	$16,280	$10,543	$10,664	$14,764	$14,258	$82,101	$83,553

Alt-A
2003 & prior	$1,551	$1,558	$1,422	$1,419	$—	$—	$1,106	$1,081	$—	$—	$4,079	$4,058
2004	—	—	4,951	4,548	173	142	17,240	12,636	10,417	7,611	32,781	24,937
2005	—	—	—	—	—	—	—	—	87,176	63,212	87,176	63,212
2006	—	—	—	—	—	—	—	—	29,758	24,639	29,758	24,639
2007	—	—	—	—	—	—	—	—	43,591	27,151	43,591	27,151
2008	—	—	—	—	—	—	—	—	—	—	—	—
2009	—	—	—	—	—	—	—	—	—	—	—	—
2010	55,016	55,104	—	—	—	—	—	—	—	—	55,016	55,104
Re-Remic(1)	73,273	73,894	—	—	4,308	4,415	—	—	—	—	77,581	78,309
Total Alt-A	$129,840	$130,556	$6,373	$5,967	$4,481	$4,557	$18,346	$13,717	$170,942	$122,613	$329,982	$277,410

Prime
2003 & prior	$106,004	$106,369	$—	$—	$—	$—	$—	$—	$—	$—	$106,004	$106,369
2004	43,531	43,353	24,691	24,108	5,762	5,242	18,922	14,735	21,871	8,311	114,777	95,749
2005	3,187	3,157	11,756	10,994	—	—	15,709	15,520	73,516	63,978	104,168	93,649
2006	—	—	—	—	—	—	—	—	3,327	2,953	3,327	2,953
2007	22,023	22,241	—	—	—	—	—	—	—	—	22,023	22,241
2008	—	—	—	—	—	—	—	—	—	—	—	—
Re-Remic(1)	254,181	262,937	8,859	9,950	4,919	4,919	—	—	—	—	267,959	277,806
Total Prime	$428,926	$438,057	$45,306	$45,052	$10,681	$10,161	$34,631	$30,255	$98,714	$75,242	$618,258	$598,767

Grand Total	$578,493	$588,317	$72,281	$73,666	$31,627	$30,998	$63,520	$54,636	$284,420	$212,113	$1,030,341	$959,730

(1) Re-Remics of mortgage backed securities are prior vintages with cash flows structured into senior and subordinated bonds. Credit enhancement has been increased through the Re-Remic process on the securities ACC owns.

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

ACC’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s Chief Executive Officer and Chief Financial Officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2011.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information set forth in Note 7 to the Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

There have been no material changes in the risk factors provided in Part I, Item 1A of ACC’s 2010 10-K.

ITEM 6.  EXHIBITS

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE CERTIFICATE COMPANY
(Registrant)

Date: May 2, 2011	/s/ William F. Truscott
William F. Truscott
Chief Executive Officer

Date: May 2, 2011	/s/ Ross P. Palacios
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