Form 10-Q
period 2011-06-30
AMERIPRISE CERTIFICATE CO
filed 2011-08-12
CIK 52428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2011
Common Shares (par value $10 per share)	150,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

AMERIPRISE CERTIFICATE COMPANY

FORM 10-Q

AMERIPRISE CERTIFICATE COMPANY

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Investment income	$30,590	$39,677	$61,610	$84,132
Investment expenses	6,759	7,538	13,712	16,058
Net investment income before provision for certificate reserves and income taxes	23,831	32,139	47,898	68,074
Net provision for certificate reserves	7,793	13,733	16,457	30,729
Net investment income before income taxes	16,038	18,406	31,441	37,345
Income tax expense	6,158	6,832	11,903	13,753
Net investment income	9,880	11,574	19,538	23,592

Net realized gain (loss) on investments	(236)	1,310	1,212	5,121
Income tax expense (benefit)	(83)	458	424	1,792
Net realized gain (loss) on investments, after-tax	(153)	852	788	3,329
Net income	$9,727	$12,426	$20,326	$26,921
Supplemental Disclosures:
Net realized gain (loss) on investments:
Net realized gain on investments before impairment losses on securities	$869	$1,310	$2,406	$7,691
Total other-than-temporary impairment losses on securities	(5,492)	—	(5,492)	(4,662)
Portion of loss recognized in other comprehensive income	4,387	—	4,298	2,092
Net impairment losses recognized in net realized gain (loss) on investments	(1,105)	—	(1,194)	(2,570)
Total net realized gain (loss) on investments	$(236)	$1,310	$1,212	$5,121

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Qualified Assets
Cash equivalents	$100,298	$182,192
Investments in unaffiliated issuers	2,896,584	3,085,562
Receivables	15,675	20,967
Equity derivatives, purchased	71,081	89,014
Total qualified assets	3,083,638	3,377,735

Deferred taxes, net	44,996	45,367
Total assets	$3,128,634	$3,423,102
Liabilities and Shareholder’s Equity
Liabilities
Certificate reserves	$2,885,829	$3,159,831
Current taxes payable to parent	8,146	7,667
Payable for investment securities purchased	11,016	—
Equity derivatives, written	61,005	75,201
Accounts payable, accrued liabilities and other liabilities	18,492	17,909
Total liabilities	2,984,488	3,260,608
Shareholder’s Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	165,324	181,998
Retained earnings	15	15
Accumulated other comprehensive loss, net of tax	(22,693)	(21,019)
Total shareholder’s equity	144,146	162,494
Total liabilities and shareholder’s equity	$3,128,634	$3,423,102

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities
Net income	$20,326	$26,921
Adjustments to reconcile net income to net cash provided by operating activities:
Interest added to certificate loans	(66)	(93)
Amortization of premiums, accretion of discounts, net	(876)	(1,700)
Deferred income taxes	1,354	16,326
Net realized (gain) loss on investments	(271)	698
Provision for loan loss	(941)	(5,819)
Changes in operating assets and liabilities:
Dividends and interest receivable	4,930	5,211
Certificate reserves, net	(4,766)	(16,401)
Due to (from) parent for income taxes, net	479	(23,220)
Derivatives, net	3,737	14,754
Derivatives collateral, net	(946)	(12,455)
Other, net	1,505	4,332
Net cash provided by operating activities	24,465	8,554
Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	36,903	44,986
Maturities, redemptions and calls	715,873	941,753
Purchases	(579,014)	(402,270)
Syndicated loans and commercial mortgage loans:
Sales	133	21,255
Maturities and redemptions	34,828	39,396
Purchases and fundings	(8,950)	(146)
Certificate loans:
Payments	197	388
Fundings	(93)	(328)
Net cash provided by investing activities	199,877	645,034
Cash Flows from Financing Activities
Payments from certificate owners	410,406	479,336
Certificate maturities and cash surrenders	(679,642)	(1,089,730)
Dividend/return of capital to parent	(37,000)	(110,000)
Net cash used in financing activities	(306,236)	(720,394)
Net decrease in cash equivalents	(81,894)	(66,806)
Cash equivalents at beginning of period	182,192	309,183
Cash equivalents at end of period	$100,298	$242,377
Supplemental disclosures including non-cash transactions:
Cash paid for income taxes	$10,196	$21,866
Certificate maturities and surrenders through loan reductions	332	878

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

Six Months Ended June 30, 2011 and 2010

(in thousands, except share data)

				Retained Earnings
				Appropriated for Additional		Accumulated
	Number of		Additional	Interest on		Other Comprehensive
	Outstanding	Common	Paid-In	Advance		Loss,
	Shares	Shares	Capital	Payments	Unappropriated	Net of Tax	Total

Balance at January 1, 2010	150,000	$1,500	$297,964	$15	$(6,373)	$(47,908)	$245,198
Comprehensive income:
Net income	—	—	—	—	26,921	—	26,921
Other comprehensive income, net of tax:
Change in net unrealized securities losses	—	—	—	—	—	23,584	23,584
Change in noncredit related impairments on securities and net unrealized securities losses on previously impaired securities	—	—	—	—	—	602	602
Total comprehensive income							51,107
Dividend/return of capital to parent	—	—	(89,452)	—	(20,548)	—	(110,000)
Balance at June 30, 2010	150,000	$1,500	$208,512	$15	$—	$(23,722)	$186,305

Balance at January 1, 2011	150,000	$1,500	$181,998	$15	$—	$(21,019)	$162,494
Comprehensive income:
Net income	—	—	—	—	20,326	—	20,326
Other comprehensive income, net of tax:
Change in net unrealized securities losses	—	—	—	—	—	(3,837)	(3,837)
Change in noncredit related impairments on securities and net unrealized securities losses on previously impaired securities	—	—	—	—	—	2,163	2,163
Total comprehensive income							18,652
Dividend/return of capital to parent	—	—	(16,674)	—	(20,326)	—	(37,000)
Balance at June 30, 2011	150,000	$1,500	$165,324	$15	$—	$(22,693)	$144,146

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

Ameriprise Certificate Company (“ACC” or the “Company”), is a wholly owned subsidiary of Ameriprise Financial, Inc. (“Ameriprise Financial”). The accompanying Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). ACC uses the consolidation method of accounting for its wholly owned subsidiary, Investors Syndicate Development Corp. The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial position for the interim periods have been made. All adjustments made were of a normal, recurring nature. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Financial Statements and Notes should be read in conjunction with the Financial Statements and Notes in the Annual Report on Form 10-K of ACC for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on February 23, 2011.

In the second quarter of 2011, ACC made an adjustment for revisions to certain accretion calculations in its valuation of mortgage backed and asset backed securities which resulted in a $3.0 million pretax benefit ($1.9 million after-tax). Management has determined that the effect of this error is immaterial to all current and prior periods presented.

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

Future Adoption of New Accounting Standards

Comprehensive Income

In June 2011, the FASB updated the accounting standards related to the presentation of comprehensive income. The standard requires entities to present all nonowner changes in stockholder’s equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For both options, an entity is required to present reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The standard is effective for interim and annual periods beginning after December 15, 2011. The standard is to be applied retrospectively. The adoption of the standard will not impact ACC’s consolidated results of operations and financial condition.

Fair Value

In May 2011, the FASB updated the accounting standards related to fair value measurement and disclosure requirements. The standard requires entities, for assets and liabilities measured at fair value in the statement of financial position which are Level 3 fair value measurements, to disclose quantitative information about unobservable inputs and assumptions used in the measurements, a description of the valuation processes in place, and a qualitative discussion about the sensitivity of the measurements to changes in unobservable inputs and interrelationships between those inputs if a change in those inputs would result in a significantly different fair value measurement. In addition, the standard requires disclosure of fair value by level within the fair value hierarchy for each class of assets and liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed. The standard is effective for interim and annual periods beginning on or after December 15, 2011. The adoption of the standard is not expected to have a material impact on ACC’s consolidated results of operations and financial condition.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

3.  Investments

Investments in unaffiliated issuers were as follows:

	June 30, 2011	December 31, 2010
	(in thousands)
Available-for-Sale:
Fixed maturities, at fair value (amortized cost: 2011, $2,748,621; 2010, $2,909,769)	$2,711,746	$2,875,693
Common stocks, at fair value (cost: 2011, $1,462; 2010, $1,376)	2,641	2,413
Syndicated loans and commercial mortgage loans, at cost, net of allowance for loan losses (fair value: 2011, $180,459; 2010, $206,882)	174,494	199,040
Certificate loans — secured by certificate reserves, at cost, which approximates fair value	2,929	3,299
Real estate owned, at fair value less costs to sell	4,774	5,117
Total	$2,896,584	$3,085,562

Available-for-Sale securities distributed by type were as follows:

	June 30, 2011
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
		(in thousands)
Residential mortgage backed securities	$1,546,667	$25,255	$(91,272)	$1,480,650	$(35,034)
Corporate debt securities	421,803	9,127	(154)	430,776	2
Commercial mortgage backed securities	469,587	8,138	(818)	476,907	—
Asset backed securities	307,657	14,685	(1,993)	320,349	(877)
U.S. government and agencies obligations	2,907	157	—	3,064	—
Common stocks	1,462	1,235	(56)	2,641	—
Total	$2,750,083	$58,597	$(94,293)	$2,714,387	$(35,909)

	December 31, 2010
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
		(in thousands)
Residential mortgage backed securities	$1,472,410	$30,242	$(95,638)	$1,407,014	$(38,323)
Corporate debt securities	583,341	8,923	(1,285)	590,979	2
Commercial mortgage backed securities	499,243	10,121	(1,773)	507,591	—
Asset backed securities	326,344	17,117	(1,939)	341,522	(915)
U.S. government and agencies obligations	28,431	156	—	28,587	—
Common stocks	1,376	1,056	(19)	2,413	—
Total	$2,911,145	$67,615	$(100,654)	$2,878,106	$(39,236)

(1)

Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive loss. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

At June 30, 2011 and December 31, 2010, fixed maturity securities comprised approximately 90% and 88%, respectively, of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, ACC may utilize ratings from other NRSROs or rate the securities internally. At June 30, 2011 and December 31, 2010, approximately $5.6 million and $10.0 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC using criteria similar to those used by NRSROs. A summary of fixed maturity securities by rating was as follows:

	June 30, 2011			December 31, 2010
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in thousands, except percentages)
AAA	$1,636,004	$1,672,317	62%	$1,799,754	$1,847,326	64%
AA	156,884	159,651	6	96,952	97,590	3
A	232,376	232,937	9	180,916	180,343	6
BBB	415,750	417,377	15	503,115	500,529	18
Below investment grade	307,607	229,464	8	329,032	249,905	9
Total fixed maturities	$2,748,621	$2,711,746	100%	$2,909,769	$2,875,693	100%

At June 30, 2011 and December 31, 2010, approximately 33% and 31%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2011
	Less than 12 months			12 months or more			Total
Description of	Number	Fair	Unrealized	Number	Fair	Unrealized	Number	Fair	Unrealized
Securities	of Securities	Value	Losses	of Securities	Value	Losses	of Securities	Value	Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	35	$408,472	$(5,640)	70	$262,298	$(85,632)	105	$670,770	$(91,272)
Corporate debt securities	4	6,251	(57)	1	1,933	(97)	5	8,184	(154)
Commercial mortgage backed securities	15	93,963	(818)	—	—	—	15	93,963	(818)
Asset backed securities	14	67,237	(1,258)	7	14,207	(735)	21	81,444	(1,993)
Common stocks	1	838	(56)	—	—	—	1	838	(56)
Total	69	$576,761	$(7,829)	78	$278,438	$(86,464)	147	$855,199	$(94,293)

	December 31, 2010
	Less than 12 months			12 months or more			Total
Description of	Number	Fair	Unrealized	Number	Fair	Unrealized	Number	Fair	Unrealized
Securities	of Securities	Value	Losses	of Securities	Value	Losses	of Securities	Value	Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	20	$227,367	$(1,860)	73	$282,836	$(93,778)	93	$510,203	$(95,638)
Corporate debt securities	7	64,667	(1,230)	2	3,471	(55)	9	68,138	(1,285)
Commercial mortgage backed securities	16	150,294	(1,773)	—	—	—	16	150,294	(1,773)
Asset backed securities	11	70,519	(1,402)	5	9,245	(537)	16	79,764	(1,939)
Common stocks	2	947	(19)	—	—	—	2	947	(19)
Total	56	$513,794	$(6,284)	80	$295,552	$(94,370)	136	$809,346	$(100,654)

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Beginning balance of credit losses on securities held for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$59,944	$59,800	$59,855	$57,446
Additional amount related to credit losses for which an other-than-temporary impairment was not previously recognized	639	—	639	556
Additional increases to the amount related to credit losses for which an other-than-temporary impairment was previously recognized	466	—	555	1,798
Ending balance of credit losses on securities held as of June 30 for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$61,049	$59,800	$61,049	$59,800

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

The following table presents a rollforward of the net unrealized securities losses on Available-for-Sale securities included in accumulated other comprehensive loss:

			Accumulated Other
	Net		Comprehensive
	Unrealized		Loss Related to Net
	Investment	Deferred	Unrealized Investment
	Gains (Losses)	Income Tax	Gains (Losses)
	(in thousands)
Balance at January 1, 2010	$(73,860)	$25,952	$(47,908)
Net unrealized securities gains arising during the period (2)	38,110	(13,390)	24,720
Reclassification of gains included in net income	(822)	288	(534)
Balance at June 30, 2010	$(36,572)	$12,850	$(23,722	)(1)

Balance at January 1, 2011	$(33,039)	$12,020	$(21,019)
Net unrealized securities gains arising during the period (2)	(1,887)	713	(1,174)
Reclassification of gains included in net income	(770)	270	(500)
Balance at June 30, 2011	$(35,696)	$13,003	$(22,693	)(1)

(1)

Includes $(23.3) million and $(31.0) million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities at June 30, 2011 and 2010, respectively.

(2)	Includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income during the period.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Gross realized gains from sales	$1,427	$806	$1,976	$3,521
Gross realized losses from sales	—	—	(12)	(129)
Other-than-temporary impairments	(1,105)	—	(1,194)	(2,570)

The other-than-temporary impairments for the three months and six months ended June 30, 2011 and 2010 primarily related to credit losses on non-agency residential mortgage backed securities.

Available-for-Sale securities by contractual maturity as of June 30, 2011 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$79,733	$80,792
Due after one year through five years	344,449	352,479
Due after five years through 10 years	313	338
Due after 10 years	215	231
	424,710	433,840
Residential mortgage backed securities	1,546,667	1,480,650
Commercial mortgage backed securities	469,587	476,907
Asset backed securities	307,657	320,349
Common stocks	1,462	2,641
Total	$2,750,083	$2,714,387

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities, as well as common stocks, were not included in the maturities distribution.

4.  Financing Receivables

ACC’s financing receivables include commercial mortgage loans, syndicated loans and certificate loans. ACC does not hold any loans acquired with deteriorated credit quality.

The following tables present a rollforward of the allowance for loan losses for the six months ended and the ending balance in the allowance for loan losses by impairment method and type of loan:

	June 30, 2011
	Commercial
	Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Beginning balance	$2,576	$5,281	$7,857
Charge-offs	—	(177)	(177)
Provisions	—	(941)	(941)
Ending balance	$2,576	$4,163	$6,739

Ending balance: Individually evaluated for impairment	$1,000	$669	$1,669
Ending balance: Collectively evaluated for impairment	1,576	3,494	5,070

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	June 30, 2010
	Commercial
	Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Beginning balance	$2,576	$14,104	$16,680
Charge-offs	—	(1,381)	(1,381)
Provisions	500	(6,319)	(5,819)
Ending balance	$3,076	$6,404	$9,480

Ending balance: Individually evaluated for impairment	$500	$669	$1,169
Ending balance: Collectively evaluated for impairment	2,576	5,735	8,311

The recorded investment in financing receivables by impairment method and type of loan was as follows:

	June 30, 2011
	Commercial
	Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Ending balance: Individually evaluated for impairment	$3,715	$1,106	$4,821
Ending balance: Collectively evaluated for impairment	99,630	76,782	176,412
Ending balance	$103,345	$77,888	$181,233

	December 31, 2010
	Commercial
	Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Ending balance: Individually evaluated for impairment	$—	$1,106	$1,106
Ending balance: Collectively evaluated for impairment	109,641	96,150	205,791
Ending balance	$109,641	$97,256	$206,897

As of both June 30, 2011 and December 31, 2010, ACC had no recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to ACC’s total loan balance. During the three months and six months ended June 30, 2010, ACC sold $19.0 million and $21.0 million, respectively, of syndicated loans. During the three months and six months ended June 30, 2011, ACC sold $0.1 million of syndicated loans. There were no significant purchases of financing receivables during the three months and six months ended June 30, 2011 or 2010.

Credit Quality Information

Nonperforming loans, which are generally loans 90 days or more past due, were $2.8 million and $1.9 million as of June 30, 2011 and December 31, 2010, respectively. All other loans were considered to be performing.

Commercial Mortgage Loans

ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management had assigned its highest risk rating were 3.6% and nil of commercial mortgage loans as of June 30, 2011 and December 31, 2010, respectively. Loans with the highest risk rating represent distressed loans which ACC identifies as impaired or expects to become delinquent or enter into foreclosure in the next six months. In addition, ACC reviews the concentrations of credit risk by region and property type.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
	(in thousands)
East North Central	$1,727	$1,737	2%	2%
Middle Atlantic	3,292	3,365	3	3
Mountain	12,155	14,762	12	13
New England	11,178	8,843	10	8
Pacific	13,206	11,447	13	10
South Atlantic	31,090	34,591	30	32
West North Central	20,440	19,616	20	18
West South Central	10,257	15,280	10	14
	103,345	109,641	100%	100%
Less: allowance for loan losses	2,576	2,576
Total	$100,769	$107,065

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
	(in thousands)
Apartments	$26,050	$25,258	25%	23%
Industrial	20,619	18,990	20	17
Office	15,707	21,879	15	20
Retail	21,387	23,211	21	21
Other	19,582	20,303	19	19
	103,345	109,641	100%	100%
Less: allowance for loan losses	2,576	2,576
Total	$100,769	$107,065

Syndicated Loans

ACC’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. The total nonperforming syndicated loans as of June 30, 2011 and December 31, 2010 were $1.1 million and $1.9 million, respectively, which represent 1% and 2% of total syndicated loans, respectively.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

5.  Fair Values of Assets and Liabilities

U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability is not exchanged subject to a forced liquidation or distressed sale.

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

Investments in Unaffiliated Issuers (Available-for-Sale Securities)

When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from nationally-recognized pricing services, broker quotes, or other model-based valuation techniques. Level 1 securities primarily include U.S. Treasuries and common stocks. Level 2 securities include agency mortgage backed securities, commercial mortgage backed securities, asset backed securities, municipal and corporate bonds, U.S. agency securities and common stock. The fair value of these Level 2 securities is based on a market approach with prices obtained from nationally-recognized pricing services. Observable inputs used to value these securities can include: reported trades, benchmark yields, issuer spreads and broker/dealer quotes. Level 3 securities primarily include asset backed securities, commercial mortgage backed securities, corporate bonds, non-agency residential mortgage backed securities and common stocks. The fair value of these Level 3 securities is typically based on a single broker quote, except for the valuation of non-agency residential mortgage backed securities. ACC uses prices from nationally-recognized pricing services to determine the fair value of non-agency residential mortgage backed securities; however, ACC classifies these securities at Level 3 because ACC believes the market for these securities is inactive and their valuation includes significant unobservable inputs.

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$100,298	$—	$100,298
Available-for-Sale securities:
Residential mortgage backed securities	—	474,239	1,006,411	1,480,650
Corporate debt securities	—	427,260	3,516	430,776
Commercial mortgage backed securities	—	476,907	—	476,907
Asset backed securities	—	221,368	98,981	320,349
U.S. government and agencies obligations	415	2,649	—	3,064
Common stocks	629	1,714	298	2,641
Total Available-for-Sale securities	1,044	1,604,137	1,109,206	2,714,387
Equity derivatives, purchased	—	71,077	4	71,081
Total assets at fair value	$1,044	$1,775,512	$1,109,210	$2,885,766

Liabilities
Certificate reserves	$—	$9,684	$—	$9,684
Equity derivatives, written	—	61,005	—	61,005
Total liabilities at fair value	$—	$70,689	$—	$70,689

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$182,192	$—	$182,192
Available-for-Sale securities:
Residential mortgage backed securities	—	504,155	902,859	1,407,014
Corporate debt securities	—	583,443	7,536	590,979
Commercial mortgage backed securities	—	497,402	10,189	507,591
Asset backed securities	—	239,850	101,672	341,522
U.S. government and agencies obligations	414	28,173	—	28,587
Common stocks	570	1,499	344	2,413
Total Available-for-Sale securities	984	1,854,522	1,022,600	2,878,106
Equity derivatives, purchased	—	89,008	6	89,014
Total assets at fair value	$984	$2,125,722	$1,022,606	$3,149,312

Liabilities
Certificate reserves	$—	$13,692	$—	$13,692
Equity derivatives, written	—	75,201	—	75,201
Total liabilities at fair value	$—	$88,893	$—	$88,893

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Residential			Commercial
	Mortgage		Corporate	Mortgage		Asset
	Backed		Debt	Backed		Backed		Common
	Securities		Securities	Securities		Securities		Stocks		Derivatives		Total
	(in thousands)
Balance, April 1, 2011	$895,803		$3,871	$12,500		$108,091		$367		$6		$1,020,638
Total gains (losses) included in:
Net income	787	(1)	—	(1	)(2)	1,916	(2)	—		(2	)(2)	2,700
Other comprehensive income	(9,227)		(19)	212		(2,113)		12		—		(11,135)
Purchases	217,060		—	11,012		—		—		—		228,072
Sales	—		—	—		—		—		—		—
Settlements	(78,384)		(336)	—		(8,913)		—		—		(87,633)
Transfers into (out of) Level 3	(19,628	)(3)	—	(23,723	)(3)	—		(81	)(4)	—		(43,432)
Balance, June 30, 2011	$1,006,411		$3,516	$—		$98,981		$298		$4		$1,109,210

Change in unrealized gains (losses) included in net income related to Level 3 assets held at June 30, 2011	$760	(5)	$—	$—		$1,916	(2)	$—		$(2	)(2)	$2,674

(1)    Represents a $(1,105) loss included in net realized gain (loss) on investments and a $1,892 gain included in investment income in the Consolidated Statements of Operations.

(2)    Included in investment income in the Consolidated Statements of Operations.

(3)    Represents securities that were transferred to Level 2 as the fair value is now obtained from a nationally-recognized pricing service with observable inputs. Previously, the fair value of the securities was based on broker quotes.

(4)    Represents a security with a fair value of $85 that was transferred to Level 2 as the fair value is now obtained from a nationally- recognized pricing service with observable inputs and a security with a fair value of $4 that was transferred to Level 3 as the fair value of the security is now based on a single broker quote.

(5)    Represents a $(1,105) loss included in net realized gain (loss) on investments and a $1,865 gain included in investment income in the Consolidated Statements of Operations.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities
	Residential			Commercial
	Mortgage		Corporate	Mortgage	Asset
	Backed		Debt	Backed	Backed		Common
	Securities		Securities	Securities	Securities		Stocks	Derivatives		Total
	(in thousands)
Balance, April 1, 2010	$703,391		$8,688	$—	$127,019		$—	$—		$839,098
Total gains (losses) included in:	1,136	(1)	—	—	1,721	(1)	—	4	(1)	2,861
Net income
Other comprehensive income	18,948		(25)	—	574		—	—		19,497
Purchases, sales, issues and settlements, net	88,892		(681)	—	(14,845)		—	—		73,366
Transfers into (out of) Level 3	—		—	—	—		—	—		—
Balance, June 30, 2010	$812,367		$7,982	$—	$114,469		$—	$4		$934,822

Change in unrealized gains included in net income related to Level 3 assets held at June 30, 2010	$1,098	(1)	$—	$—	$1,721	(1)	$—	$4	(1)	$2,823

(1)    Included in investment income in the Consolidated Statements of Operations.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities
	Residential			Commercial
	Mortgage		Corporate	Mortgage		Asset
	Backed		Debt	Backed		Backed		Common
	Securities		Securities	Securities		Securities		Stocks		Derivatives		Total
	(in thousands)
Balance, January 1, 2011	$902,859		$7,536	$10,189		$101,672		$344		$6		$1,022,606
Total gains (losses) included in:
Net income	1,049	(1)	—	(1	)(2)	2,822	(2)	—		(2	)(2)	3,868
Other comprehensive income	(1,006)		(86)	204		(1,882)		35		—		(2,735)
Purchases	286,764		—	23,520		14,999		—		—		325,283
Sales	—		—	—		—		—		—		—
Settlements	(163,627)		(3,934)	—		(18,630)		—		—		(186,191)
Transfers into (out of) Level 3	(19,628	)(3)	—	(33,912	)(3)	—		(81	)(4)	—		(53,621)
Balance, June 30, 2011	$1,006,411		$3,516	$—		$98,981		$298		$4		$1,109,210

Change in unrealized gains (losses) included in net income related to Level 3 assets held at June 30, 2011	$1,003	(5)	$—	$—		$2,822	(2)	$—		$(2	)(2)	$3,823

(1)    Represents a $(1,194) loss included in net realized gain on investments and a $2,243 gain included in investment income in the Consolidated Statements of Operations.

(2)    Included in investment income in the Consolidated Statements of Operations.

(3)    Represents securities that were transferred to Level 2 as the fair value is now obtained from a nationally-recognized pricing service with observable inputs. Previously, the fair value of the securities was based on broker quotes.

(4)    Represents a security with a fair value of $85 that was transferred to Level 2 as the fair value is now obtained from a nationally-recognized pricing service with observable inputs and a security with a fair value of $4 that was transferred to Level 3 as the fair value of the security is now based on a single broker quote.

(5)    Represents a $(1,194) loss included in net realized gain on investments and a $2,197 gain included in investment income in the Consolidated Statements of Operations.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities
	Residential			Commercial
	Mortgage		Corporate	Mortgage	Asset
	Backed		Debt	Backed	Backed		Common
	Securities		Securities	Securities	Securities		Stocks	Derivatives		Total
	(in thousands)
Balance, January 1, 2010	$745,633		$12,104	$—	$130,584		$—	$—		$888,321
Total gains (losses) included in:
Net income	288	(1)	—	—	2,608	(2)	—	4	(3)	2,900
Other comprehensive income	32,539		(42)	—	6,608		—	—		39,105
Purchases, sales, issues and settlements, net	33,907		(4,080)	—	(25,331)		—	—		4,496
Transfers into (out of) Level 3	—		—	—	—		—	—		—
Balance, June 30, 2010	$812,367		$7,982	$—	$114,469		$—	$4		$934,822

Change in unrealized gains included in net income related to Level 3 assets held at June 30, 2010	$205	(4)	$—	$—	$2,608	(2)	$—	$4	(3)	$2,817

(1)    Represents a $(2,066) loss included in net realized gain (loss) on investments and a $2,354 gain included in investment income in the Consolidated Statements of Operations.

(2)    Represents a $(289) loss included in net realized gain (loss) on investments and a $2,897 gain included in investment income in the Statements of Operations.

(3)    Included in investment income in the Consolidated Statements of Operations.

(4)    Represents a $(2,066) loss included in net realized gain (loss) on investments and a $2,271 gain in investment income in the Statements of Operations.

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

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial Assets	$73,725	$74,471	$91,975	$93,518
Syndicated loans
Commercial mortgage loans	100,769	105,988	107,065	113,364
Certificate loans	2,929	2,929	3,299	3,299
Financial Liabilities
Certificate reserves	$2,876,145	$2,860,127	$3,146,139	$3,128,694

The fair value of syndicated loans is obtained from a nationally-recognized pricing service.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

ACC uses derivatives as economic hedges of equity and interest rate risk related to stock market certificates. ACC does not designate any derivatives for hedge accounting. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives, by type of derivative and product:

		Asset			Liability
Derivatives not designated as hedging instruments	Balance Sheet Location	June 30, 2011	December 31, 2010	Balance Sheet Location	June 30, 2011	December 31, 2010
		(in thousands)			(in thousands)
Equity
Stock market certificates	Equity derivatives, purchased	$70,605	$88,590	Equity derivatives, written	$61,005	$75,201
Equity warrants	Equity derivatives, purchased	476	424	N/A	—	—
Stock market certificates embedded derivatives	N/A	—	—	Certificate reserves	9,684	13,692
Total		$71,081	$89,014		$70,689	$88,893

N/A  Not applicable.

See Note 5 for additional information regarding ACC’s fair value measurement of derivative instruments.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operations:

		Amount of Gain (Loss) on
		Derivatives Recognized in Income
Derivatives Not Designated as	Location of Gain (Loss) on	Three Months Ended	Six Months Ended
Hedging Instruments	Derivatives Recognized in Income	June 30, 2011	June 30, 2011
		(in thousands)
Equity
Stock market certificates	Net provision for certificate reserves	$380	$2,953
Equity warrants	Investment income	(16)	52
Stock market certificates embedded derivatives	Net provision for certificate reserves	(188)	(2,561)
Total		$176	$444

		Amount of Gain (Loss) on
		Derivatives Recognized in Income
Derivatives Not Designated as	Location of Gain (Loss) on	Three Months Ended	Six Months Ended
Hedging Instruments	Derivatives Recognized in Income	June 30, 2010	June 30, 2010
		(in thousands)
Equity
Stock market certificates	Net provision for certificate reserves	$(5,012)	$(2,042)
Equity warrants	Investment income	393	393
Stock market certificates embedded derivatives	Net provision for certificate reserves	4,841	1,814
Total		$222	$165

Ameriprise Stock Market Certificates (“SMC”) offer a return based upon the relative change in a major stock market index between the beginning and end of the SMC’s term. The SMC product contains an embedded derivative. The equity based return of the certificate must be separated from the host contract and accounted for as a derivative instrument. As a result of fluctuations in equity markets, and the corresponding changes in value of the embedded derivative, the amount of expenses incurred by ACC related to the SMC product will positively or negatively impact reported earnings. As a means of hedging its obligations under the provisions for these certificates, ACC purchases and writes call options on the S&P 500 Index. ACC views this strategy as a prudent management of equity market sensitivity, such that earnings are not exposed to undue risk presented by changes in equity market levels. The gross notional amount of these derivative contracts was $1.3 billion and $1.4 billion at June 30, 2011 and December 31, 2010, respectively. ACC also purchases futures on the S&P 500 Index to economically hedge its obligations. The futures are marked-to-market daily and exchange traded, exposing ACC to no counterparty risk. The gross notional amount of these derivative contracts was $0.3 million at both June 30, 2011 and December 31, 2010.

Equity warrants were received as part of a syndicated loan restructure and do not constitute a hedge of underlying assets or liabilities.

Credit Risk

Credit risk associated with ACC’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, ACC has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements whenever practical. As of June 30, 2011 and December 31, 2010, ACC held $3.6 million and $4.6 million, respectively, in cash and recorded a corresponding liability in other liabilities for collateral ACC is obligated to return to counterparties. As of June 30, 2011 and December 31, 2010, ACC’s maximum credit exposure related to derivative assets after considering netting arrangements with counterparties and collateral arrangements was approximately $6.0 million and $8.9 million, respectively.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

8.  Income Taxes

The effective tax rate was 38.5% and 37.8% for the three months and six months ended June 30, 2011, respectively, compared to 37.0% and 36.6% for the three months and six months ended June 30, 2010, respectively.

ACC is required to establish a valuation allowance for any portion of the deferred income tax assets that management believes will not be realized.  Included in deferred income tax assets are a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes and future deductible capital losses realized for tax return purposes.  Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes.  Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required.  Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains.  Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies.  Based on analysis of ACC’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable the Company to utilize all of its deferred tax assets.  Accordingly, no valuation allowance for deferred tax assets has been established as of June 30, 2011 and December 31, 2010.

As of June 30, 2011 and December 31, 2010, ACC had $2 million and nil, respectively, of gross unrecognized tax benefits. If recognized, it is unlikely that there would be any effect on the effective tax rate, net of federal tax benefits, of the unrecognized tax benefits as of June 30, 2011 and December 31, 2010.

ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized $1 million in interest and penalties for the three months and six months ended June 30, 2011 and $0.2 million in interest and penalties for the three months and six months ended June 30, 2010. ACC had $1 million and nil accrued for the payment of interest and penalties at June 30, 2011 and December 31, 2010, respectively.

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

Results of Operations for the Six Months Ended June 30, 2011 and 2010

Net income for the six months ended June 30, 2011 was $20.3 million compared to $26.9 million for the six months ended June 30, 2010, a decrease of $6.6 million, primarily due to a decrease in investment income as a result of lower investment balances and lower average yields partially offset by decreases in investment expenses and the provision for certificate reserves. Results for the six months ended June 30, 2011 included a $1.9 million after-tax adjustment for revisions to certain accretion calculations in ACC’s valuation of mortgage backed and asset backed securities.

Investment income decreased $22.5 million, or 27%, to $61.6 million for the six months ended June 30, 2011 compared to $84.1 million for the prior year period. This decrease is primarily the result of lower investment balances due to net outflows of certificates driven by lower interest crediting rates, as well as lower average yields on invested assets. Investment income for the six months ended June 30, 2011 included a $3.0 million adjustment for revisions to certain accretion calculations in ACC’s valuation of mortgage backed and asset backed securities.

Investment expenses decreased $2.3 million, or 15%, to $13.7 million for the six months ended June 30, 2011 compared to $16.1 million for the prior year period. This decrease is due to lower distribution fees and investment advisory and services fees as a result of lower certificate reserve balances in the first half of 2011 compared to the prior year period.

The net provision for certificate reserves decreased $14.2 million, or 46%, to $16.5 million for the six months ended June 30, 2011 compared to $30.7 million for the prior year period. This decrease is a result of lower certificate balances primarily driven by client outflows and lower interest crediting rates compared to the prior year period.

Net realized gain on investments was $1.2 million for the six months ended June 30, 2011 compared to $5.1 million for the prior year period. Included in net realized investment gains for the six months ended June 30, 2011 was a $1.1 million decrease in the syndicated loans reserve compared to a $7.7 million decrease in the syndicated loans reserve for the prior year period. The decrease in the reserve for both periods was primarily due to improvement of underlying credit. For the six months ended June 30, 2011, net realized gain on investments also included net gains on corporate securities due to calls and tenders offset by other-than-temporary impairments on mortgage backed securities and a change in the valuation of real estate owned. For the six months ended June 30, 2010, net realized gain on investments also included net gains on corporate securities due to sales, calls, and tenders partially offset by an increase in the commercial mortgage loan reserve and other-than-temporary impairment losses on non-agency residential mortgage backed securities.

The effective tax rate was 37.8% for the six months ended June 30, 2011 compared to 36.6% for the six months ended June 30, 2010.

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

The following table presents as of June 30, 2011, ACC’s non-agency residential mortgage backed and asset backed securities backed by subprime, Alt-A or prime mortgage loans by credit rating and vintage year (in thousands):

	AAA		AA		A		BBB		BB & Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Subprime
2003 & prior	$6,002	$5,946	$—	$—	$—	$—	$—	$—	$—	$—	$6,002	$5,946
2004	7,681	7,500	—	—	5,672	5,283	—	—	7,879	7,002	21,232	19,785
2005	4,311	4,413	20,119	20,928	3,748	3,615	—	—	4,126	4,055	32,304	33,011
2006	—	—	—	—	—	—	3,190	3,254	1,886	1,873	5,076	5,127
2007	—	—	—	—	2,484	2,501	—	—	—	—	2,484	2,501
Re-Remic(1)	—	—	—	—	3,705	3,713	5,617	5,714	—	—	9,322	9,427
Total Subprime	$17,994	$17,859	$20,119	$20,928	$15,609	$15,112	$8,807	$8,968	$13,891	$12,930	$76,420	$75,797

Alt-A
2003 & prior	$1,518	$1,525	$1,375	$1,372	$—	$—	$839	$804	$—	$—	$3,732	$3,701
2004	—	—	4,851	4,401	172	137	15,593	11,183	11,495	8,763	32,111	24,484
2005	—	—	—	—	—	—	—	—	84,791	59,345	84,791	59,345
2006	—	—	—	—	—	—	—	—	27,815	22,688	27,815	22,688
2007	—	—	—	—	—	—	—	—	41,119	25,283	41,119	25,283
2008	—	—	—	—	—	—	—	—	—	—	—	—
2009	—	—	—	—	—	—	—	—	—	—	—	—
2010	51,507	51,318	—	—	—	—	—	—	—	—	51,507	51,318
Re-Remic(1)	125,976	125,257	—	—	3,954	4,016	—	—	—	—	129,930	129,273
Total Alt-A	$179,001	$178,100	$6,226	$5,773	$4,126	$4,153	$16,432	$11,987	$165,220	$116,079	$371,005	$316,092

Prime
2003 & prior	$32,530	$33,136	$29,626	$29,341	$36,218	$35,654	$5,543	$5,348	$—	$—	$103,917	$103,479
2004	13,593	13,138	20,301	20,028	8,561	8,279	32,544	30,327	39,781	22,208	114,780	93,980
2005	3,057	2,913	11,462	10,789	—	—	15,265	14,651	70,924	60,808	100,708	89,161
2006	—	—	—	—	—	—	—	—	3,196	2,758	3,196	2,758
2007	20,909	20,497	—	—	—	—	—	—	—	—	20,909	20,497
Re-Remic(1)	285,208	292,089	38,608	38,825	49,371	49,530	—	—	—	—	373,187	380,444
Total Prime	$355,297	$361,773	$99,997	$98,983	$94,150	$93,463	$53,352	$50,326	$113,901	$85,774	$716,697	$690,319

Grand Total	$552,292	$557,732	$126,342	$125,684	$113,885	$112,728	$78,591	$71,281	$293,012	$214,783	$1,164,122	$1,082,208

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

ACC’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s Chief Executive Officer and Chief Financial Officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2011.

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

AMERIPRISE CERTIFICATE COMPANY
(Registrant)

Date: August 12, 2011	/s/ William F. Truscott
William F. Truscott
Chief Executive Officer

Date: August 12, 2011	/s/ Ross P. Palacios
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

* 101

The following materials from Ameriprise Certificate Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, formatted in XBRL: (i) Consolidated Statements of Operations for the three months and six months ended June 30, 2011 and 2010; (ii) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; (iv) Consolidated Statements of Shareholder’s Equity for the six months ended June 30, 2011 and 2010; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

* Filed electronically herewithin.

E-1