Form 10-Q
period 2011-09-30
AMERIPRISE CERTIFICATE CO
filed 2011-11-07
CIK 52428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2011
Common Shares (par value $10 per share)	150,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

AMERIPRISE CERTIFICATE COMPANY

FORM 10-Q

AMERIPRISE CERTIFICATE COMPANY

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Investment income	$26,420	$36,120	$88,030	$120,252
Investment expenses	6,452	7,088	20,164	23,146
Net investment income before provision for certificate reserves and income taxes	19,968	29,032	67,866	97,106
Net provision for certificate reserves	7,557	11,343	24,014	42,072
Net investment income before income taxes	12,411	17,689	43,852	55,034
Income tax expense	4,769	6,468	16,672	20,221
Net investment income	7,642	11,221	27,180	34,813

Net realized gain (loss) on investments	(1,469)	677	(257)	5,798
Income tax expense (benefit)	(514)	237	(90)	2,029
Net realized gain (loss) on investments, after-tax	(955)	440	(167)	3,769
Net income	$6,687	$11,661	$27,013	$38,582

Supplemental Disclosures:
Net realized gain (loss) on investments:
Net realized gain on investments before impairment losses on securities	$701	$710	$3,107	$8,401
Total other-than-temporary impairment losses on securities	(10,595)	—	(16,087)	(4,662)
Portion of loss recognized in other comprehensive income	8,425	(33)	12,723	2,059
Net impairment losses recognized in net realized gain (loss) on investments	(2,170)	(33)	(3,364)	(2,603)
Total net realized gain (loss) on investments	$(1,469)	$677	$(257)	$5,798

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Qualified Assets
Cash equivalents	$110,697	$182,192
Investments in unaffiliated issuers	2,793,346	3,085,562
Receivables	13,496	20,967
Equity derivatives, purchased	18,830	89,014
Total qualified assets	2,936,369	3,377,735

Deferred taxes, net	53,205	45,367
Total assets	$2,989,574	$3,423,102

Liabilities and Shareholder’s Equity
Liabilities
Certificate reserves	$2,819,020	$3,159,831
Current taxes payable to parent	5,698	7,667
Payable for investment securities purchased	19,805	—
Equity derivatives, written	14,705	75,201
Accounts payable, accrued liabilities and other liabilities	8,189	17,909
Total liabilities	2,867,417	3,260,608

Shareholder’s Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	162,011	181,998
Retained earnings	15	15
Accumulated other comprehensive loss, net of tax	(41,369)	(21,019)
Total shareholder’s equity	122,157	162,494
Total liabilities and shareholder’s equity	$2,989,574	$3,423,102

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities
Net income	$27,013	$38,582
Adjustments to reconcile net income to net cash provided by operating activities:
Interest added to certificate loans	(86)	(124)
Amortization of premiums, accretion of discounts, net	(583)	(2,115)
Deferred income taxes	3,757	17,026
Net realized (gain) loss on available-for-sale investments	1,183	(1,674)
Other net realized loss	15	532
Provision for loan loss	(941)	(4,656)
Changes in operating assets and liabilities:
Dividends and interest receivable	5,878	7,297
Certificate reserves, net	(10,589)	(14,093)
Due to parent for income taxes, net	(1,969)	(15,368)
Derivatives, net	9,688	13,092
Derivatives collateral, net	(3,084)	(12,084)
Other, net	(6,626)	(5,902)
Net cash provided by operating activities	23,656	20,513
Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	46,531	62,573
Maturities, redemptions and calls	943,529	1,415,150
Purchases	(741,407)	(674,447)
Syndicated loans and commercial mortgage loans:
Sales	133	37,840
Maturities and redemptions	55,602	52,820
Purchases and fundings	(22,450)	(146)
Certificate loans:
Payments	280	549
Fundings	(147)	(405)
Net cash provided by investing activities	282,071	893,934
Cash Flows from Financing Activities
Payments from certificate owners	573,382	651,891
Certificate maturities and cash surrenders	(903,604)	(1,443,538)
Dividend/return of capital to parent	(47,000)	(145,000)
Net cash used in financing activities	(377,222)	(936,647)
Net decrease in cash equivalents	(71,495)	(22,200)
Cash equivalents at beginning of period	182,192	309,183
Cash equivalents at end of period	$110,697	$286,983
Supplemental disclosures including non-cash transactions:
Cash paid for income taxes	$12,067	$19,938
Cash paid for interest	32,685	59,417
Certificate maturities and surrenders through loan reductions	478	966

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)
Nine Months Ended September 30, 2011 and 2010
(in thousands, except share data)

				Retained Earnings
				Appropriated
				for Additional		Accumulated
	Number of		Additional	Interest on		Other Comprehensive
	Outstanding	Common	Paid-In	Advance		Loss,
	Shares	Shares	Capital	Payments	Unappropriated	Net of Tax	Total

Balance at January 1, 2010	150,000	$1,500	$297,964	$15	$(6,373)	$(47,908)	$245,198
Comprehensive income:
Net income	—	—	—	—	38,582	—	38,582
Other comprehensive income, net of tax:
Change in net unrealized securities losses	—	—	—	—	—	33,328	33,328
Change in noncredit related im- pairments on securities and net unrealized securities losses on previously impaired securities	—	—	—	—	—	3,244	3,244
Total comprehensive income							75,154
Dividend/return of capital to parent	—	—	(112,791)	—	(32,209)	—	(145,000)
Balance at September 30, 2010	150,000	$1,500	$185,173	$15	$—	$(11,336)	$175,352

Balance at January 1, 2011	150,000	$1,500	$181,998	$15	$—	$(21,019)	$162,494
Comprehensive income:
Net income	—	—	—	—	27,013	—	27,013
Other comprehensive loss, net of tax:
Change in net unrealized securities losses	—	—	—	—	—	(16,168)	(16,168)
Change in noncredit related im- pairments on securities and net unrealized securities losses on previously impaired securities	—	—	—	—	—	(4,182)	(4,182)
Total comprehensive income							6,663
Dividend/return of capital to parent	—	—	(19,987)	—	(27,013)	—	(47,000)
Balance at September 30, 2011	150,000	$1,500	$162,011	$15	$—	$(41,369)	$122,157

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

Ameriprise Certificate Company (“ACC” or the “Company”), is a wholly owned subsidiary of Ameriprise Financial, Inc. (“Ameriprise Financial”). The accompanying Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). ACC uses the consolidation method of accounting for its wholly owned subsidiary, Investors Syndicate Development Corp. The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial position for the interim periods have been made. Except for the adjustment described below, all adjustments made were of a normal recurring nature. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Financial Statements and Notes should be read in conjunction with the Financial Statements and Notes in the Annual Report on Form 10-K of ACC for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on February 23, 2011.

In the nine months ended September 30, 2011, ACC made an adjustment for additional bond discount amortization investment income related to prior periods resulting from revisions to the accounting classification of certain structured securities, which resulted in a $3.9 million pretax benefit ($2.5 million after-tax). Management has determined that the effect of this adjustment is immaterial to all current and prior periods presented.

ACC evaluated events or transactions that occurred after the consolidated balance sheet date for potential recognition or disclosure through the date the consolidated financial statements were issued.

2.  Recent Accounting Pronouncements

Adoption of New Accounting Standards

Receivables

In April 2011, the Financial Accounting Standards Board (“FASB”) updated the accounting standards for troubled debt restructurings. The new standard includes indicators that a lender should consider in determining whether a borrower is experiencing financial difficulties and provides clarification for determining whether the lender has granted a concession to the borrower. The standard sets the effective dates for troubled debt restructuring disclosures required by recent guidance on credit quality disclosures. The standard is effective for interim and annual periods beginning on or after June 15, 2011, and is to be applied retrospectively to modifications occurring on or after the beginning of the annual period of adoption. For purposes of measuring impairments of receivables that are considered impaired as a result of applying the new guidance, the standard should be applied prospectively for the interim or annual period beginning on or after June 15, 2011. ACC adopted the standard in the third quarter of 2011. The adoption did not have any effect on ACC’s consolidated results of operations and financial condition. See Note 4 for required disclosures.

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

3.  Investments

Investments in unaffiliated issuers were as follows (in thousands):

	September 30, 2011	December 31, 2010
Available-for-Sale:
Fixed maturities, at fair value (amortized cost: 2011, $2,681,285; 2010, $2,909,769)	$2,615,716	$2,875,693
Common stocks, at fair value (cost: 2011, $1,462; 2010, $1,376)	2,047	2,413
Syndicated loans and commercial mortgage loans, at cost, net of allowance for loan losses (fair value: 2011, $174,987; 2010, $206,882)	171,060	199,040
Certificate loans — secured by certificate reserves, at cost, which approximates fair value	2,774	3,299
Real estate owned, at fair value less costs to sell	1,749	5,117
Total	$2,793,346	$3,085,562

Available-for-Sale securities distributed by type were as follows:

	September 30, 2011
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$1,438,287	$21,959	$(109,405)	$1,350,841	$(44,212)
Corporate debt securities	467,486	7,491	(1,911)	473,066	1
Commercial mortgage backed securities	462,831	7,264	(982)	469,113	—
Asset backed securities	310,047	12,747	(2,867)	319,927	(1,459)
U.S. government and agencies obligations	2,634	135	—	2,769	—
Common stocks	1,462	821	(236)	2,047	—
Total	$2,682,747	$50,417	$(115,401)	$2,617,763	$(45,670)

	December 31, 2010
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$1,472,410	$30,242	$(95,638)	$1,407,014	$(38,323)
Corporate debt securities	583,341	8,923	(1,285)	590,979	2
Commercial mortgage backed securities	499,243	10,121	(1,773)	507,591	—
Asset backed securities	326,344	17,117	(1,939)	341,522	(915)
U.S. government and agencies obligations	28,431	156	—	28,587	—
Common stocks	1,376	1,056	(19)	2,413	—
Total	$2,911,145	$67,615	$(100,654)	$2,878,106	$(39,236)

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

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

At September 30, 2011 and December 31, 2010, fixed maturity securities comprised approximately 90% and 88%, respectively, of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, ACC may utilize ratings from other NRSROs or rate the securities internally. At September 30, 2011 and December 31, 2010, approximately $5.2 million and $10.0 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC using criteria similar to those used by NRSROs. A summary of fixed maturity securities by rating was as follows:

	September 30, 2011			December 31, 2010
	Amortized		Percent of Total	Amortized		Percent of Total
Ratings	Cost	Fair Value	Fair Value	Cost	Fair Value	Fair Value
	(in thousands, except percentages)
AAA	$1,507,586	$1,533,620	59%	$1,799,754	$1,847,326	64%
AA	167,819	166,968	6	96,952	97,590	3
A	238,692	238,746	9	180,916	180,343	6
BBB	457,871	454,413	17	503,115	500,529	18
Below investment grade	309,317	221,969	9	329,032	249,905	9
Total fixed maturities	$2,681,285	$2,615,716	100%	$2,909,769	$2,875,693	100%

At September 30, 2011 and December 31, 2010, approximately 33% and 31%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2011
	Less than 12 months			12 months or more			Total
Description of	Number	Fair	Unrealized	Number	Fair	Unrealized	Number	Fair	Unrealized
Securities	of Securities	Value	Losses	of Securities	Value	Losses	of Securities	Value	Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	43	$451,300	$(13,848)	72	$258,159	$(95,557)	115	$709,459	$(109,405)
Corporate debt securities	27	117,760	(1,529)	2	1,653	(382)	29	119,413	(1,911)
Commercial mortgage backed securities	18	133,105	(878)	3	18,609	(104)	21	151,714	(982)
Asset backed securities	15	59,831	(2,216)	8	14,631	(651)	23	74,462	(2,867)
Common stocks	2	729	(236)	—	—	—	2	729	(236)
Total	105	$762,725	$(18,707)	85	$293,052	$(96,694)	190	$1,055,777	$(115,401)

	December 31, 2010
	Less than 12 months			12 months or more			Total
Description of	Number	Fair	Unrealized	Number	Fair	Unrealized	Number	Fair	Unrealized
Securities	of Securities	Value	Losses	of Securities	Value	Losses	of Securities	Value	Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	20	$227,367	$(1,860)	73	$282,836	$(93,778)	93	$510,203	$(95,638)
Corporate debt securities	7	64,667	(1,230)	2	3,471	(55)	9	68,138	(1,285)
Commercial mortgage backed securities	16	150,294	(1,773)	—	—	—	16	150,294	(1,773)
Asset backed securities	11	70,519	(1,402)	5	9,245	(537)	16	79,764	(1,939)
Common stocks	2	947	(19)	—	—	—	2	947	(19)
Total	56	$513,794	$(6,284)	80	$295,552	$(94,370)	136	$809,346	$(100,654)

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

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)
Beginning balance	$61,049	$59,800	$59,855	$57,446
Credit losses for which an other-than-temporary impairment was not previously recognized	1,001	—	1,640	556
Credit losses for which an other-than-temporary impairment was previously recognized	1,169	33	1,724	1,831
Ending balance	$63,219	$59,833	$63,219	$59,833

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

The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in accumulated other comprehensive loss:

			Accumulated Other
	Net		Comprehensive
	Unrealized		Loss Related to Net
	Investment	Deferred	Unrealized Investment
	Gains (Losses)	Income Tax	Gains (Losses)
	(in thousands)
Balance at January 1, 2010	$(73,860)	$25,952	$(47,908)
Net unrealized securities gains arising during the period (2)	58,059	(20,399)	37,660
Reclassification of gains included in net income	(1,674)	586	(1,088)
Balance at September 30, 2010	$(17,475)	$6,139	$(11,336	)(1)

Balance at January 1, 2011	$(33,039)	$12,020	$(21,019)
Net unrealized securities losses arising during the period (2)	(33,128)	12,009	(21,119)
Reclassification of losses included in net income	1,183	(414)	769
Balance at September 30, 2011	$(64,984)	$23,615	$(41,369	)(1)

(1) Includes $(29.7) million and $(28.3) million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities at September 30, 2011 and 2010, respectively.

(2) Includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income during the period.

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Gross realized gains from sales	$217	$993	$2,193	$4,514
Gross realized losses from sales	—	(108)	(12)	(237)
Other-than-temporary impairments	(2,170)	(33)	(3,364)	(2,603)

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Other-than-temporary impairments for the three months and nine months ended September 30, 2011 and 2010 primarily related to credit losses on non-agency residential mortgage backed securities.

Available-for-Sale securities by contractual maturity at September 30, 2011 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$69,418	$70,081
Due after one year through five years	400,174	405,151
Due after five years through 10 years	313	330
Due after 10 years	215	273
	470,120	475,835
Residential mortgage backed securities	1,438,287	1,350,841
Commercial mortgage backed securities	462,831	469,113
Asset backed securities	310,047	319,927
Common stocks	1,462	2,047
Total	$2,682,747	$2,617,763

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities, as well as common stocks, were not included in the maturities distribution.

4.  Financing Receivables

ACC’s financing receivables include commercial mortgage loans, syndicated loans and certificate loans. Certificate loans do not exceed the cash surrender value of the certificate at origination. As there is minimal risk of loss related to certificate loans, ACC does not record an allowance for loan losses for certificate loans. ACC does not hold any loans acquired with deteriorated credit quality.

The following tables present a rollforward of the allowance for loan losses for the nine months ended and the ending balance of the allowance for loan losses by impairment method and type of loan:

	September 30, 2011
	Commercial
	Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Beginning balance	$2,576	$5,281	$7,857
Charge-offs	—	(177)	(177)
Provisions	—	(941)	(941)
Ending balance	$2,576	$4,163	$6,739

Individually evaluated for impairment	$1,000	$669	$1,669
Collectively evaluated for impairment	1,576	3,494	5,070

	September 30, 2010
	Commercial
	Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Beginning balance	$1,497	$14,104	$15,601
Charge-offs	—	(1,465)	(1,465)
Provisions	1,579	(6,235)	(4,656)
Ending balance	$3,076	$6,404	$9,480

Individually evaluated for impairment	$500	$669	$1,169
Collectively evaluated for impairment	2,576	5,735	8,311

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The recorded investment in financing receivables by impairment method and type of loan was as follows:

	September 30, 2011
	Commercial
	Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Individually evaluated for impairment	$4,173	$3,399	$7,572
Collectively evaluated for impairment	110,930	59,297	170,227
Total	$115,103	$62,696	$177,799

	December 31, 2010
	Commercial
	Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Individually evaluated for impairment	$—	$5,609	$5,609
Collectively evaluated for impairment	109,641	91,647	201,288
Total	$109,641	$97,256	$206,897

As of September 30, 2011 and December 31, 2010, ACC’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $2.3 million and $3.7 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to ACC’s total loan balance. During the three months and nine months ended September 30, 2011, ACC sold nil and $0.1 million, respectively, of syndicated loans. During the three months and nine months ended September 30, 2010, ACC sold $16.7 and $37.8 million, respectively, of syndicated loans. There were no significant purchases of financing receivables during the three months and nine months ended September 30, 2011 and 2010.

Credit Quality Information

Nonperforming loans, which are generally loans 90 days or more past due, were $2.8 million and $1.9 million as of September 30, 2011 and December 31, 2010, respectively. All other loans were considered to be performing.

Commercial Mortgage Loans

ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 3.6% and nil of commercial mortgage loans as of September 30, 2011 and December 31, 2010, respectively. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure in the next six months. In addition, ACC reviews the concentrations of credit risk by region and property type.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
	(in thousands)
East North Central	$1,727	$1,737	2%	2%
Middle Atlantic	3,254	3,365	3	3
Mountain	12,049	14,762	10	13
New England	11,127	8,843	10	8
Pacific	26,359	11,447	23	10
South Atlantic	30,448	34,591	26	32
West North Central	20,040	19,616	17	18
West South Central	10,099	15,280	9	14
	115,103	109,641	100%	100%
Less: allowance for loan losses	2,576	2,576
Total	$112,527	$107,065

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
	(in thousands)
Apartments	$31,635	$25,258	27%	23%
Industrial	21,330	18,990	19	17
Office	20,074	21,879	17	20
Retail	20,864	23,211	18	21
Other	21,200	20,303	19	19
	115,103	109,641	100%	100%
Less: allowance for loan losses	2,576	2,576
Total	$112,527	$107,065

Syndicated Loans

ACC’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at September 30, 2011 and December 31, 2010 were $1.1 million and $1.9 million, respectively, which represent 2% of total syndicated loans at both September 30, 2011 and December 31, 2010.

Troubled Debt Restructurings

A loan is classified as a restructured loan when ACC makes certain concessionary modifications to contractual terms for borrowers experiencing financial difficulty. When the interest rate, minimum payments, and/or due dates have been modified in an attempt to make the loan more affordable to the borrower, the modification is considered a troubled debt restructuring. Generally, performance prior to the restructuring or significant events that coincide with the restructuring are considered in assessing whether the borrower can meet the new terms which may result in the loan being returned to accrual status at the time of the restructure or after a performance period. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual status. There are no commitments to lend additional funds to borrowers whose loans have been restructured. ACC did not restructure any loans for the three months ended September 30, 2011 and restructured 2 loans with a recorded investment of $239 thousand for the nine months ended September 30, 2011. The troubled debt restructurings did not have a material impact to ACC’s allowance for loan losses or income recognized for both the three months and nine months ended September 30, 2011.

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

Investments in Unaffiliated Issuers (Available-for-Sale Securities)

When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from nationally-recognized pricing services, broker quotes, or other model-based valuation techniques. Level 1 securities primarily include U.S. Treasuries and common stocks. Level 2 securities include agency mortgage backed securities, commercial mortgage backed securities, asset backed securities, municipal and corporate bonds, U.S. agency securities and common stock. The fair value of these Level 2 securities is based on a market approach with prices obtained from nationally-recognized pricing services. Observable inputs used to value these securities can include: reported trades, benchmark yields, issuer spreads and broker/dealer quotes. Level 3 securities primarily include asset backed securities, commercial mortgage backed securities, corporate bonds, non-agency residential mortgage backed securities and common stocks. The fair value of these Level 3 securities is typically based on a single broker quote, except for the valuation of non-agency residential mortgage backed securities. ACC uses prices from nationally-recognized pricing services to determine the fair value of non-agency residential mortgage backed securities; however, ACC classifies these securities as Level 3 because ACC believes the market for these securities is inactive and their valuation includes significant unobservable inputs.

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$110,697	$—	$110,697
Available-for-Sale securities:
Residential mortgage backed securities	—	431,446	919,395	1,350,841
Corporate debt securities	—	469,834	3,232	473,066
Commercial mortgage backed securities	—	469,113	—	469,113
Asset backed securities	—	227,345	92,582	319,927
U.S. government and agencies obligations	456	2,313	—	2,769
Common stocks	444	1,238	365	2,047
Total Available-for-Sale securities	900	1,601,289	1,015,574	2,617,763
Equity derivatives, purchased	—	18,827	3	18,830
Total assets at fair value	$900	$1,730,813	$1,015,577	$2,747,290

Liabilities
Certificate reserves	$—	$3,771	$—	$3,771
Equity derivatives, written	—	14,705	—	14,705
Total liabilities at fair value	$—	$18,476	$—	$18,476

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$182,192	$—	$182,192
Available-for-Sale securities:
Residential mortgage backed securities	—	504,155	902,859	1,407,014
Corporate debt securities	—	583,443	7,536	590,979
Commercial mortgage backed securities	—	497,402	10,189	507,591
Asset backed securities	—	239,850	101,672	341,522
U.S. government and agencies obligations	414	28,173	—	28,587
Common stocks	570	1,499	344	2,413
Total Available-for-Sale securities	984	1,854,522	1,022,600	2,878,106
Equity derivatives, purchased	—	89,008	6	89,014
Total assets at fair value	$984	$2,125,722	$1,022,606	$3,149,312

Liabilities
Certificate reserves	$—	$13,692	$—	$13,692
Equity derivatives, written	—	75,201	—	75,201
Total liabilities at fair value	$—	$88,893	$—	$88,893

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Residential			Commercial
	Mortgage		Corporate	Mortgage	Asset
	Backed		Debt	Backed	Backed	Common
	Securities		Securities	Securities	Securities	Stocks	Derivatives		Total
	(in thousands)
Balance, July 1, 2011	$1,006,411		$3,516	$—	$98,981	$298	$4		$1,109,210
Total gains (losses) included in:
Net income	(1,142	)(1)	—	—	482 (2)	—	(1	)(2)	(661)
Other comprehensive income	(21,302)		(45)	—	(1,500)	(19)	—		(22,866)
Purchases	16,661		—	—	—	—	—		16,661
Sales	—		—	—	—	—	—		—
Settlements	(81,233)		(239)	—	(9,389)	—	—		(90,861)
Transfers into Level 3	—		—	—	10,876	86	—		10,962
Transfers out of Level 3	—		—	—	(6,868)	—	—		(6,868)
Balance, September 30, 2011	$919,395		$3,232	$—	$92,582	$365	$3		$1,015,577
Change in unrealized gains (losses) included in net income related to Level 3 assets held at September 30, 2011	$(1,140	)(3)	$—	$—	$482 (2)	$—	$(1	)(2)	$(659)

(1)  Represents a $(2,171) loss included in net realized gain (loss) on investments and $1,029 included in investment income in the Consolidated Statements of Operations.

(2) Included in investment income in the Consolidated Statements of Operations.

(3)  Represents a $(2,171) loss included in net realized gain (loss) on investments and $1,031 included in investment income in the Consolidated Statements of Operations.

	Available-for-Sale Securities
	Residential			Commercial
	Mortgage		Corporate	Mortgage	Asset
	Backed		Debt	Backed	Backed		Common
	Securities		Securities	Securities	Securities		Stocks	Derivatives	Total
	(in thousands)
Balance, July 1, 2010	$812,367		$7,982	$—	$114,469		$—	$4	$934,822
Total gains included in:
Net income	718	(1)	—	—	907	(2)	—	—	1,625
Other comprehensive income	16,250		20	—	1,397		19	—	17,686
Purchases, sales, issues and settlements, net	14,285		(21)	—	(10,830)		—	—	3,434
Transfers into Level 3	—		—	—	—		230	—	230
Balance, September 30, 2010	$843,620		$7,981	$—	$105,943		$249	$4	$957,797
Change in unrealized gains included in net income related to Level 3 assets held at September 30, 2010	$718	(1)	$—	$—	$907	(2)	$—	$—	$1,625

(1)  Represents a $(33) loss included in net realized gain (loss) on investments and $751 included in investment income in the Consolidated Statements of Operations.

(2) Included in investment income in the Consolidated Statements of Operations.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities
	Residential			Commercial
	Mortgage		Corporate	Mortgage		Asset
	Backed		Debt	Backed		Backed	Common
	Securities		Securities	Securities		Securities	Stocks	Derivatives		Total
	(in thousands)
Balance, January 1, 2011	$902,859		$7,536	$10,189		$101,672	$344	$6		$1,022,606
Total gains (losses) included in:
Net income	(93	)(1)	—	(1	)(2)	3,453 (2)	—	(3	)(2)	3,356
Other comprehensive income	(22,309)		(131)	204		(3,382)	16	—		(25,602)
Purchases	303,425		—	23,520		24,732	—	—		351,677
Sales	(74)		—	—		—	—	—		(74)
Settlements	(244,785)		(4,173)	—		(32,511)	—	—		(281,469)
Transfers into Level 3	—		—	—		5,486	91	—		5,577
Transfers out of Level 3	(19,628)		—	(33,912)		(6,868)	(86)	—		(60,494)
Balance, September 30, 2011	$919,395		$3,232	$—		$92,582	$365	$3		$1,015,577
Change in unrealized gains (losses) included in net income related to Level 3 assets held at September 30, 2011	$229	(3)	$—	$—		$3,453 (2)	$—	$(3	)(2)	$3,679

(1)    Represents a $(3,365) loss included in net realized gain (loss) on investments and $3,272 included in investment income in the Consolidated Statements of Operations.

(2)    Included in investment income in the Consolidated Statements of Operations.

(3)    Represents a $(3,365) loss included in net realized gain (loss) on investments and $3,594 included in investment income in the Consolidated Statements of Operations.

	Available-for-Sale Securities
	Residential			Commercial
	Mortgage		Corporate	Mortgage	Asset
	Backed		Debt	Backed	Backed		Common
	Securities		Securities	Securities	Securities		Stocks	Derivatives		Total
	(in thousands)
Balance, January 1, 2010	$745,633		$12,104	$—	$130,584		$—	$—		$888,321
Total gains (losses) included in:
Net income	1,006	(1)	—	—	3,515	(2)	—	4	(3)	4,525
Other comprehensive income	48,789		(22)	—	8,005		19	—		56,791
Purchases, sales, issues and settlements, net	48,192		(4,101)	—	(36,161)		—	—		7,930
Transfers into Level 3	—		—	—	—		230	—		230
Balance, September 30, 2010	$843,620		$7,981	$—	$105,943		$249	$4		$957,797
Change in unrealized gains included in net income related to Level 3 assets held at September 30, 2010	$923	(4)	$—	$—	$3,515	(2)	$—	$4	(3)	$4,442

(1)    Represents a $(2,098) loss included in net realized gain (loss) on investments and a $3,104 gain included in investment income in the Consolidated Statements of Operations.

(2)    Represents a $(289) loss included in net realized gain (loss) on investments and a $3,804 gain included in investment income in the Statements of Operations.

(3)    Included in investment income in the Consolidated Statements of Operations.

(4)    Represents a $(2,098) loss included in net realized gain (loss) on investments and a $3,021 gain in investment income in the Statements of Operations.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Securities transferred from Level 2 to Level 3 represent securities with fair values that are now based on a single broker quote. Securities transferred from Level 3 to Level 2 represent securities with fair values that are now obtained from a nationally-recognized pricing service with observable inputs.

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

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial Assets
Syndicated loans	$58,533	$56,292	$91,975	$93,518
Commercial mortgage loans	112,527	118,695	107,065	113,364
Certificate loans	2,774	2,774	3,299	3,299
Financial Liabilities
Certificate reserves	$2,815,249	$2,790,881	$3,146,139	$3,128,694

The fair value of syndicated loans is obtained from a nationally-recognized pricing service.

The fair value of commercial mortgage loans, except those with significant credit deterioration, is determined by discounting contractual cash flows using discount rates that reflect current pricing for loans with similar remaining maturities and characteristics including loan-to-value ratio, occupancy rate, refinance risk, debt-service coverage, location, and property condition. For commercial mortgage loans with significant credit deterioration, fair value is determined using the same adjustments as above with an additional adjustment for ACC’s estimate of the amount recoverable on the loan.

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

ACC uses derivatives as economic hedges of equity and interest rate risk related to stock market certificates. ACC does not designate any derivatives for hedge accounting. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives, by type of derivative and product:

		Asset			Liability
Derivatives not designated as	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
hedging instruments	Location	2011	2010	Location	2011	2010
		(in thousands)			(in thousands)
Equity
Stock market certificates	Equity derivatives, purchased	$18,380	$88,590	Equity derivatives, written	$14,705	$75,201
Equity warrants	Equity derivatives, purchased	450	424	N/A	—	—
Stock market certificates embedded derivatives	N/A	—	—	Certificate reserves	3,771	13,692
Total		$18,830	$89,014		$18,476	$88,893

N/A  Not applicable.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

See Note 5 for additional information regarding ACC’s fair value measurement of derivative instruments.

The following tables present a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operations:

		Amount of Gain (Loss) on
		Derivatives Recognized in Income
Derivatives Not Designated as	Location of Gain (Loss) on	Three Months Ended	Nine Months Ended
Hedging Instruments	Derivatives Recognized in Income	September 30, 2011	September 30, 2011
		(in thousands)
Equity
Stock market certificates	Net provision for certificate reserves	$(4,393)	$(1,440)
Equity warrants	Investment income	(26)	26
Stock market certificates embedded derivatives	Net provision for certificate reserves	4,640	2,079
Total		$221	$665

		Amount of Gain (Loss) on
		Derivatives Recognized in Income
Derivatives Not Designated as	Location of Gain (Loss) on	Three Months Ended	Nine Months Ended
Hedging Instruments	Derivatives Recognized in Income	September 30, 2010	September 30, 2010
		(in thousands)
Equity
Stock market certificates	Net provision for certificate reserves	$6,261	$4,219
Equity warrants	Investment income	(65)	328
Stock market certificates embedded derivatives	Net provision for certificate reserves	(5,850)	(4,036)
Total		$346	$511

Ameriprise Stock Market Certificates (“SMC”) offer a return based upon the relative change in a major stock market index between the beginning and end of the SMC’s term. The SMC product contains an embedded derivative. The equity based return of the certificate must be separated from the host contract and accounted for as a derivative instrument. As a result of fluctuations in equity markets, and the corresponding changes in value of the embedded derivative, the amount of expenses incurred by ACC related to the SMC product will positively or negatively impact reported earnings. As a means of hedging its obligations under the provisions for these certificates, ACC purchases and writes call options on the S&P 500 Index. ACC views this strategy as a prudent management of equity market sensitivity, such that earnings are not exposed to undue risk presented by changes in equity market levels. The gross notional amount of these derivative contracts was $1.3 billion and $1.4 billion at September 30, 2011 and December 31, 2010, respectively. ACC also purchases futures on the S&P 500 Index to economically hedge its obligations. The futures are marked-to-market daily and exchange traded, exposing ACC to no counterparty risk. The gross notional amount of these derivative contracts was $0.3 million at both September 30, 2011 and December 31, 2010.

Equity warrants were received as part of a syndicated loan restructure and do not constitute a hedge of underlying assets or liabilities.

Credit Risk

Credit risk associated with ACC’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, ACC has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements whenever practical. As of September 30, 2011 and December 31, 2010, ACC held $1.5 million and $4.6 million, respectively, in cash and recorded a corresponding liability in other liabilities for collateral ACC is obligated to return to counterparties. As of September 30, 2011 and December 31, 2010, ACC’s maximum credit exposure related to derivative assets after considering netting arrangements with counterparties and collateral arrangements was approximately $2.3 million and $8.9 million, respectively.

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

8.  Income Taxes

The effective tax rate was 38.9% and 38.0% for the three months and nine months ended September 30, 2011, respectively, compared to 36.5% and 36.6% for the three months and nine months ended September 30, 2010, respectively.

ACC is required to establish a valuation allowance for any portion of the deferred income tax assets that management believes will not be realized.  Included in deferred income tax assets are a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes and future deductible capital losses realized for tax return purposes.  Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes.  Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required.  Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains.  Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies.  Based on analysis of ACC’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable the Company to utilize all of its deferred tax assets.  Accordingly, no valuation allowance for deferred tax assets has been established as of September 30, 2011 and December 31, 2010.

As of September 30, 2011 and December 31, 2010, ACC had $2 million and nil, respectively, of gross unrecognized tax benefits. If recognized, it is unlikely that there would be any effect on the effective tax rate, net of federal tax benefits, of the unrecognized tax benefits as of September 30, 2011 and December 31, 2010.

ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized nil and $1 million in interest and penalties for the three months and nine months ended September 30, 2011, respectively, and nil and $0.3 million in interest and penalties for the three months and nine months ended September 30, 2010, respectively. ACC had $1 million and nil accrued for the payment of interest and penalties at September 30, 2011 and December 31, 2010, respectively.

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

Results of Operations for the Nine Months Ended September 30, 2011 and 2010

Net income for the nine months ended September 30, 2011 was $27.0 million compared to $38.6 million for the nine months ended September 30, 2010, a decrease of $11.6 million, primarily due to a decrease in investment income as a result of lower investment balances and lower average yields partially offset by decreases in investment expenses and net provision for certificate reserves. Results for the nine months ended September 30, 2011 included a $2.5 million after-tax adjustment for additional bond discount amortization investment income related to prior periods resulting from revisions to the accounting classification of certain structured securities.

Investment income decreased $32.2 million, or 27%, to $88.0 million for the nine months ended September 30, 2011 compared to $120.3 million for the prior year period. This decrease is primarily the result of lower investment balances due to net outflows of certificates driven by lower interest crediting rates, as well as lower average yields on invested assets. Investment income for the nine months ended September 30, 2011 included a $3.9 million adjustment for additional bond discount amortization investment income related to prior periods resulting from revisions to the accounting classification of certain structured securities.

Investment expenses decreased $3.0 million, or 13%, to $20.2 million for the nine months ended September 30, 2011 compared to $23.1 million for the prior year period. This decrease is due to lower distribution fees and investment advisory and services fees as a result of lower certificate reserve balances in the 2011 period compared to the prior year period.

Net provision for certificate reserves decreased $18.1 million, or 43%, to $24.0 million for the nine months ended September 30, 2011 compared to $42.1 million for the prior year period. This decrease is a result of lower certificate balances primarily driven by client outflows and lower interest crediting rates compared to the prior year period.

AMERIPRISE CERTIFICATE COMPANY

Net realized loss on investments was $0.3 million for the nine months ended September 30, 2011 compared to a net realized gain on investments of $5.8 million for the prior year period. Included in net realized investment losses for the nine months ended September 30, 2011 was a $1.1 million decrease in the syndicated loans reserve compared to a $7.7 million decrease  for the prior year period. The decrease in the reserve for both periods was primarily due to improvement of underlying credit. For the nine months ended September 30, 2011, the decrease in the syndicated loans reserve, as well as net gains on corporate securities due to sales, calls and tenders, were offset by other-than-temporary impairment losses on non-agency residential mortgage backed securities. For the nine months ended September 30, 2010, net realized gain on investments also included net gains on corporate securities due to sales, calls and tenders partially offset by an increase in the commercial mortgage loan reserve and other-than-temporary impairment losses on non-agency residential mortgage backed securities.

The effective tax rate was 38.0% for the nine months ended September 30, 2011 compared to 36.6% for the nine months ended September 30, 2010.

Fair Value Measurements

ACC reports certain assets and liabilities at fair value; specifically, derivatives, embedded derivatives, and most investments and cash equivalents. Fair value assumes the exchange of assets or liabilities occurs in orderly transactions. Companies are not permitted to use market prices that are the result of a forced liquidation or distressed sale. ACC includes actual market price or observable inputs in its fair value measurements to the extent available. Broker quotes are obtained when quotes from pricing services are not available. ACC validates prices obtained from third parties through a variety of means such as: price variance analysis, subsequent sales testing, stale price review, price comparison across pricing vendors and due diligence reviews of vendors.

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

AMERIPRISE CERTIFICATE COMPANY

The following table presents as of September 30, 2011, ACC’s non-agency residential mortgage backed and asset backed securities backed by subprime, Alt-A or prime mortgage loans by credit rating and vintage year (in thousands):

	AAA		AA		A		BBB		BB & Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Subprime
2003 & prior	$5,560	$5,316	$—	$—	$—	$—	$—	$—	$—	$—	$5,560	$5,316
2004	7,360	6,976	—	—	5,118	4,949	—	—	7,674	6,215	20,152	18,140
2005	3,660	3,659	18,483	19,025	—	—	—	—	7,373	7,067	29,516	29,751
2006	—	—	—	—	—	—	2,527	2,502	1,492	1,475	4,019	3,977
2007	—	—	—	—	—	—	2,268	2,233	—	—	2,268	2,233
Re-Remic(1)	—	—	—	—	3,366	3,274	4,769	4,813	—	—	8,135	8,087
Total Subprime	$16,580	$15,951	$18,483	$19,025	$8,484	$8,223	$9,564	$9,548	$16,539	$14,757	$69,650	$67,504

Alt-A
2003 & prior	$1,458	$1,431	$1,290	$1,304	$—	$—	$825	$760	$—	$—	$3,573	$3,495
2004	—	—	4,475	3,944	171	126	15,360	10,700	11,265	8,097	31,271	22,867
2005	—	—	—	—	—	—	—	—	82,873	53,186	82,873	53,186
2006	—	—	—	—	—	—	—	—	25,982	20,724	25,982	20,724
2007	—	—	—	—	—	—	—	—	39,048	23,111	39,048	23,111
2008	—	—	—	—	—	—	—	—	—	—	—	—
2009	—	—	—	—	—	—	—	—	—	—	—	—
2010	45,946	44,983	—	—	—	—	—	—	—	—	45,946	44,983
Re-Remic(1)	112,957	111,988	—	—	3,626	3,614	—	—	—	—	116,583	115,602
Total Alt-A	$160,361	$158,402	$5,765	$5,248	$3,797	$3,740	$16,185	$11,460	$159,168	$105,118	$345,276	$283,968

Prime
2003 & prior	$27,622	$27,824	$28,164	$27,553	$32,504	$30,778	$11,710	$11,209	$—	$—	$100,000	$97,364
2004	12,857	12,035	18,108	17,535	8,174	7,753	31,426	27,985	37,188	20,844	107,753	86,152
2005	2,896	2,645	—	—	—	—	15,075	14,225	80,090	65,972	98,061	82,842
2006	—	—	—	—	—	—	—	—	3,053	2,544	3,053	2,544
2007	—	—	19,865	18,205	—	—	—	—	—	—	19,865	18,205
Re-Remic(1)	255,253	256,313	38,191	37,127	54,537	54,880	—	—	—	—	347,981	348,320
Total Prime	$298,628	$298,817	$104,328	$100,420	$95,215	$93,411	$58,211	$53,419	$120,331	$89,360	$676,713	$635,427

Grand Total	$475,569	$473,170	$128,576	$124,693	$107,496	$105,374	$83,960	$74,427	$296,038	$209,235	$1,091,639	$986,899

(1)    Re-Remics of mortgage backed securities are prior vintages with cash flows structured into senior and subordinated bonds. Credit enhancement has been increased through the Re-Remic process on the securities ACC owns.

AMERIPRISE CERTIFICATE COMPANY

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

ACC’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s Chief Executive Officer and Chief Financial Officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2011.

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

AMERIPRISE CERTIFICATE COMPANY
(Registrant)

Date: November 7, 2011	/s/ William F. Truscott
William F. Truscott
Chief Executive Officer

Date: November 7, 2011	/s/ Ross P. Palacios
Ross P. Palacios
Chief Financial Officer

AMERIPRISE CERTIFICATE COMPANY

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description

3(a)

Amended and Restated Certificate of Incorporation of American Express Certificate Company, dated August 1, 2005, filed electronically on or about March 10, 2006 as Exhibit 3(a) to Registrant’s Form 10-K is incorporated by reference.

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

* 101

The following materials from Ameriprise Certificate Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in XBRL: (i) Consolidated Statements of Operations for the three months and nine months ended September 30, 2011 and 2010; (ii) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; (iv) Consolidated Statements of Shareholder’s Equity for the nine months ended September 30, 2011 and 2010; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

* Filed electronically herewithin.

E-1