Form 10-K
period 2011-12-31
AMERIPRISE CERTIFICATE CO
filed 2012-02-24
CIK 52428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 30 OF THE INVESTMENT COMPANY ACT OF 1940 AND SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 24, 2012
Common Shares (par value $10 per share)	150,000 shares

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

ACC is registered as an investment company under the Investment Company Act of 1940 (the “1940 Act”) and is in the business of issuing face-amount investment certificates. Face-amount certificates issued by ACC entitle the certificate owner to receive at maturity a stated amount of money and interest or credits declared from time to time by ACC, at its discretion. ACC’s certificates are distributed and sold by Ameriprise Financial Services, Inc. (“AFSI”), an affiliate of ACC. AFSI is registered as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico.

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

The specified maturities of most of ACC’s certificate products range from ten to twenty years. Within that maturity period, most certificates have interest crediting rate terms ranging from three to thirty-six months. Interest crediting rates are subject to change and certificate product owners can surrender their certificates without penalty at term end. Currently offered ACC certificates (listed above), as well as certain certificates previously issued by ACC (not listed above), contain renewal features which enable certificate owners to renew their certificate term until certificate maturity. Accordingly, certificate products that are currently outstanding in their renewal periods or are exercised for renewal in the future are, and continue to be, liabilities of ACC until their withdrawals or maturity whether or not such certificates are available for new sales.

Distribution and Marketing Channels

ACC’s certificates are offered solely by AFSI and sold pursuant to a distribution agreement which is terminable on sixty days’ notice and is subject to annual approval by ACC’s Board of Directors, including a majority of the directors who are not “interested persons” of AFSI or ACC as that term is defined in the 1940 Act. The distribution agreement provides for the payment of distribution fees to AFSI for services provided.

Asset Management

ACC has retained Columbia Management Investment Advisers, LLC, a wholly owned subsidiary of Ameriprise Financial, to manage ACC’s investment portfolio under an investment management agreement, which is subject to annual review and approval by ACC’s Board of Directors, including a majority of the directors who are not “interested persons” of AFSI, Columbia Management Investment Advisers, LLC or ACC. This investment management agreement with Columbia Management Investment Advisers, LLC, can be terminated by either party on sixty days’ written notice. On November 10, 2011, ACC’s Board of Directors conducted its annual review of the investment management agreement and re-approved the agreement for another year, effective January 1, 2012.

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

ACC’s financial condition and results of operations may be materially affected by market fluctuations and by economic and other factors. Many such factors of a global or localized nature, include: political, social, economic and market conditions; the availability and cost of capital; the level and volatility of equity prices, commodity prices and interest rates, currency values and other market indices; technological changes and events; the availability and cost of credit; inflation; investor sentiment and confidence in the financial markets; terrorism events and armed conflicts; and natural disasters such as weather catastrophes and widespread health emergencies. These factors also may have an impact on ACC’s ability to achieve its strategic objectives.

ACC’s financial condition and results of operations are affected by the “spread”, or the difference between the returns ACC earns on the investments that support its product obligations and the amounts that ACC must pay certificate holders.

ACC’s investment products are sensitive to interest rate fluctuations and ACC’s future costs associated with such variations may differ from its historical costs. During periods of increasing market interest rates, ACC must offer higher crediting rates on existing face-amount certificates to remain competitive. Because returns on invested assets may not increase as quickly as current interest rates, ACC may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing certificates. In addition, increases in market interest rates may cause increased certificate surrenders as certificate holders seek to shift assets to products with perceived higher returns. This process may lead to an earlier than expected outflow of cash from ACC’s business. Also, increases in market interest rates may result in extension of certain cash flows from structured mortgage assets. These withdrawals and surrenders may require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on ACC’s financial condition and results of operations.

During periods of falling interest rates or stagnancy of low interest rates, ACC’s spread may be reduced or could become negative primarily because ACC may adjust the interest rates it credits on most of the products downward only at limited, pre-established intervals. Interest rate fluctuations also could have an adverse effect on the results of ACC’s investment portfolio. During periods of declining market interest rates or stagnancy of low interest rates, the interest ACC receives on variable interest rate investments decreases. In addition, during those periods, ACC is forced to reinvest the cash it receives as interest or return of principal on its investments in lower-yielding high-grade instruments or in lower-credit instruments to maintain comparable returns. Issuers of certain callable fixed income securities also may decide to prepay their obligations in order to borrow at lower market rates which increase the risk that ACC may have to invest the cash proceeds of these securities in lower-yielding or lower-credit instruments. Offsetting some of these risks is the fact that a significant portion of certificate balances do not have a minimum guaranteed interest crediting rate.

Significant downturns and volatility in equity markets may have, and have in the past had, an adverse effect on the financial condition and results of operations of ACC. Market downturns and volatility may cause, and have caused, potential new purchasers of ACC’s products to refrain from purchasing or to purchase fewer ACC certificate products. Additionally, downturns and volatility in equity markets can have, and have had, an adverse effect on the performance of ACC’s investment portfolio.

For additional information regarding the sensitivity of the fixed income securities in ACC’s investment portfolio to interest rate fluctuations, see Part II, Item 7A of this Form 10-K—“Quantitative and Qualitative Disclosures About Market Risk.”

Changes in the supervision and regulation of the financial industry could materially impact ACC’s results of operations, financial condition and liquidity.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted into law. The Dodd-Frank Act calls for sweeping changes in the supervision and regulation of the financial industry designed to provide for greater oversight of financial industry participants, reduce risk in banking practices and in securities and derivatives trading, enhance public company corporate governance practices and executive compensation disclosures, and provide greater protections to individual consumers and investors. Certain elements of the Dodd-Frank Act became effective immediately, though the details of many provisions are subject to additional studies and will not be known until final rules are adopted by applicable regulatory agencies. The impact of the Dodd-Frank Act on ACC, the financial industry and the economy cannot be known until all such rules and regulations called for under the Dodd-Frank Act have been finalized, and, in some cases, implemented over time.

Accordingly, while certain elements of these reforms have yet to be finalized and implemented, the Dodd-Frank Act has impacted and is expected to further impact the manner in which ACC markets its products and services, manages itself and its operations and interacts with regulators, all of which could materially impact ACC’s results of operations, financial condition and liquidity. Certain provisions of the Dodd-Frank Act that may impact ACC’s business include but are not limited to restrictions on proprietary trading and changes in regulatory oversight. Moreover, to the extent the Dodd-Frank Act impacts the operations, financial condition, liquidity and capital requirements of unaffiliated financial institutions with whom ACC transacts business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with ACC.

It is uncertain whether the Dodd-Frank Act, the rules and regulations developed thereunder, or any future legislation designed to stabilize the financial markets, the economy generally, or provide better protections to consumers will have the desired effect. Any new legislation or regulatory changes could require ACC to change certain of ACC’s business practices, impose additional costs on ACC, or otherwise adversely affect ACC’s business operations, regulatory reporting relationships, results of operations or financial condition. Consequences may include substantially higher compliance costs as well as material effects on interest rates and foreign exchange rates, which could materially impact ACC’s investments, results of operations and liquidity in ways that ACC cannot predict. In addition, prolonged government support for, and intervention in the management of, private institutions could distort customary and expected commercial behavior on the part of those institutions, adversely impacting ACC.

Changes in and the adoption of accounting standards could have a material impact on ACC’s financial statements.

ACC prepares its financial statements in accordance with GAAP. From time to time, the Financial Accounting Standards Board (“FASB”), the SEC, and other regulators change the financial accounting and reporting standards governing the preparation of ACC’s financial statements. In some cases, ACC could be required to apply a new or revised standard retroactively, resulting in ACC restating prior period financial statements. These changes are difficult to predict, and it is possible that such changes could have a material effect on ACC’s financial condition and results of operations.

Defaults in ACC’s fixed maturity securities portfolio could adversely affect ACC’s earnings.

Issuers of the fixed maturity securities owned by ACC may default on principal and interest payments. As of December 31, 2011, 9% of ACC’s invested assets had ratings below investment grade. Moreover, economic downturns and corporate malfeasance can increase the number of companies, including those with investment-grade ratings, that could default on their debt obligations.

If the counterparties to the derivative instruments ACC uses to hedge certain certificate liabilities default, ACC may be exposed to risks it had sought to mitigate, which could adversely affect ACC’s financial condition and results of operations.

ACC uses derivative instruments to hedge certain certificate liabilities. ACC enters into a variety of derivative instruments with a number of counterparties. If ACC’s counterparties fail to honor their obligations under the derivative instruments in a timely manner, ACC’s hedges of the related risk will be ineffective. That failure could have a material adverse effect on ACC’s financial condition and results of operations. This risk of failure of ACC’s hedge transactions from counterparty default may be increased by capital market volatility.

Some of ACC’s investments are relatively illiquid.

ACC invests a portion of its assets in privately placed fixed income securities and mortgage loans. Mortgage loans are relatively illiquid. ACC’s investment manager periodically reviews ACC’s private placement investments using adopted standards to categorize such investments as liquid or illiquid. As of December 31, 2011, mortgage loans and private placement fixed income securities that have been categorized as illiquid represented approximately 4.8% of the carrying value of ACC’s investment portfolio. If ACC requires significant amounts of cash on short notice in excess of its normal cash requirements, ACC may have difficulty selling these investments in a timely manner or be forced to sell them for an amount less than it would otherwise have been able to realize, or both, which could have an adverse effect on ACC’s financial condition and results of operations.

The determination of the amount of allowances and impairments taken on certain investments is subject to management’s evaluation and judgment and could materially impact ACC’s results of operations or financial position.

The determination of the amount of allowances and impairments vary by investment type and is based upon ACC’s periodic evaluation and assessment of inherent and known risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in allowances and impairments in operations as such evaluations are revised. Historical trends may not be indicative of future impairments or allowances.

The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value that considers a wide range of factors about the security issuer and management uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential, which are more difficult to make with certainty under current market conditions.

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

ACC is dependent on the affiliated financial advisors of AFSI for all of the sales of its certificate products. A significant number of such affiliated financial advisors operate as independent contractors under a franchise agreement with AFSI. There can be no assurance that AFSI will be successful in its efforts to maintain its current network of financial advisors or to recruit and retain new advisors to its network. If AFSI is unable to attract and retain quality financial advisors, fewer advisors would be available to sell ACC’s certificate products and ACC’s financial condition and results of operations could be materially adversely affected.

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

The ability of ACC to market and sell its products is highly dependent upon external perceptions of ACC’s and its affiliates’ level of service, business practices and financial condition. Damage to the reputation of ACC or its affiliates could cause significant harm to the business and prospects of ACC and may arise from numerous sources, including litigation or regulatory actions, failing to deliver minimum standards of service and quality, compliance failures, unethical behavior and the misconduct of employees, affiliated advisors and counterparties. Negative perceptions or publicity regarding these matters could damage ACC’s or its affiliates’ reputation among existing and potential customers, investors, employees and affiliated advisors. Adverse developments with respect to the financial industry may also, by association, negatively impact ACC’s reputation or result in greater regulatory or legislative scrutiny or litigation against ACC.

ACC’s reputation is also dependent on our continued identification of and mitigation against conflicts of interest, including those relating to the activities of its affiliated entities. For example, conflicts may arise between ACC’s position as a manufacturer of certificate products and the position of an ACC affiliate, AFSI, as the distributor of these products. ACC and its affiliated entities have procedures and controls in place that are designed to address conflicts of interest. However, identifying and appropriately dealing with conflicts of interest is complex and ACC’s reputation could be damaged if it fails, or appears to fail, to deal appropriately with conflicts of interest. In addition, the SEC and other federal and state regulators have increased their scrutiny of potential conflicts of interest. It is possible that potential or perceived conflicts could give rise to litigation or enforcement actions. It is also possible that the regulatory scrutiny of, and litigation in connection with, conflicts of interest will make ACC’s clients less willing to enter into transactions in which such a conflict may occur, and will adversely affect ACC’s business.

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

The occurrence of natural disasters and catastrophes, including earthquakes, hurricanes, floods, tornadoes, fires, severe winter weather, explosions, pandemic disease and man-made disasters, including acts of terrorism, insurrections and military actions, could adversely affect the results of operations or financial condition of ACC. Such disasters and catastrophes may impact ACC directly by damaging its facilities, preventing its employees from performing their roles or otherwise disturbing its ordinary business operations. Such disasters and catastrophes may also impact ACC indirectly by changing the condition and behaviors of its customers, business counterparties and regulators, as well as by causing declines or volatility in the economic and financial markets, which could in turn have an adverse effect on ACC’s investment portfolio.

ACC cannot predict the timing and frequency with which natural and man-made disasters and catastrophes may occur, nor can ACC predict the impact that changing climate conditions may have on the frequency and severity of natural disasters. As such, ACC cannot be sure that its actions to identify and mitigate the risks associated with such disasters and catastrophes will be effective.

Breaches of security or interference with ACC’s technology infrastructure could harm ACC’s business.

The business of ACC and its affiliates is reliant upon technology systems and networks, including systems and networks managed by third parties, to process, transmit and store information and to conduct business activities and transactions with clients, affiliated advisors, vendors and other third parties. Maintaining the integrity of the systems and networks of ACC and its affiliates is critical to the success of ACC’s business operations, including the retention of clients, and to the protection of ACC’s proprietary information and ACC’s clients’ personal information. Accordingly, any breaches or interference with such systems and networks by third parties or by ACC’s employees may have a material adverse impact on ACC’s business, financial condition or results of operations.

ACC and its affiliates have implemented security measures designed to protect against breaches of security and other interference with systems and networks resulting from attacks by third parties, including hackers, and from employee error or malfeasance. ACC and its affiliates also require third party vendors, who in the provision of services to ACC and its affiliates are provided with or process information pertaining to ACC’s business or its clients, to meet certain information security standards. Despite these measures, ACC cannot assure that the systems and networks of ACC and its affiliates will not be subject to breaches or interference. Any such event may result in operational disruptions as well as unauthorized access to or the disclosure or loss of ACC’s proprietary information or ACC’s clients’ personal information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, the loss of clients or other damage to our business. Even if ACC successfully protects its technology infrastructure and the confidentiality of sensitive data, ACC could suffer harm to its business and reputation if attempted security breaches are publicized. ACC cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in ACC’s systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks used in connection with ACC’s products and services.

Protection from system interruptions and operating errors is important to ACC’s business. If ACC experiences a sustained interruption to ACC’s telecommunications or data processing systems, or other failure in operational execution, it could harm ACC’s business.

System or network interruptions could delay and disrupt ACC’s ability to develop, deliver or maintain ACC’s products and services, causing harm to ACC’s business and reputation and resulting in loss of customers or revenue. Interruptions could be caused by employee error or malfeasance, interference by third parties, including hackers, operational failures arising from ACC’s implementation of new technology, as well as from its maintenance of existing technology. ACC’s financial accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond ACC’s control, adversely affecting ACC’s ability to process transactions or provide products and services to its customers. These interruptions can include fires, floods, earthquakes, power losses, equipment failures, failures of internal or vendor software or systems and other events beyond ACC’s control.

Risk management policies and procedures may not be fully effective in identifying or mitigating risk exposure in all market environments or against all types of risk, including employee and financial advisor misconduct.

ACC has devoted significant resources to develop risk management policies and procedures and will continue to do so. Nonetheless, ACC’s policies and procedures to identify, monitor and manage risks may not be fully effective in mitigating ACC’s risk exposure in all market environments or against all types of risk. Many of ACC’s methods of managing risk and exposures are based upon observed historical market behavior or statistics based on historical models. During periods of market volatility or due to unforeseen events, the historically derived correlations upon which these methods are based may not be valid. As a result, these methods may not accurately predict future exposures, which could be significantly greater than what ACC’s models indicate. This could cause ACC to incur investment losses or cause ACC’s hedging and other risk management strategies to be ineffective. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that are publicly available or otherwise accessible to ACC, which may not always be accurate, complete, up-to-date or properly evaluated.

Moreover, ACC is subject to the risks of errors and misconduct by ACC’s employees and AFSI’s financial advisors, such as fraud, non-compliance with policies, recommending transactions that are not suitable, and improperly using or disclosing confidential information. These risks are difficult to detect in advance and deter, and could harm ACC’s business, results of operations or financial condition. ACC is further subject to the risk of nonperformance or inadequate performance of contractual obligations by third-party vendors of products and services that are used in ACC’s businesses. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective in mitigating ACC’s risk exposure in all market environments or against all types of risk. Insurance and other traditional risk-shifting tools may be held by or available to ACC in order to manage certain exposures, but they are subject to terms such as deductibles, coinsurance, limits and policy exclusions, as well as risk of counterparty denial of coverage, default or insolvency.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

ACC occupies office space in Minneapolis, Minnesota, which is leased or owned by Ameriprise Financial or a subsidiary thereof.

Item 3.  Legal Proceedings

The level of regulatory activity and inquiry in the financial services industry remains elevated. From time to time, ACC receives requests for information from, and/or has been subject to examination by, both the SEC and the Minnesota Department of Commerce concerning its business activities and practices. In addition, a number of state and federal regulatory agencies have initiated examinations and other inquiries related to unclaimed property and escheatment practices and procedures.  The Ameriprise organization has cooperated and will continue to cooperate with applicable regulators regarding their inquiries.

ACC may in the normal course of business be a party to legal, regulatory or arbitration proceedings concerning matters arising in connection with the conduct of its business activities. The outcome of any such proceeding cannot be predicted with any certainty. ACC believes that it is not a party to, nor are any of its properties the subject of, any pending legal, regulatory or arbitration proceedings that would have a material adverse effect on its financial condition or results of operations. However, it is possible that the outcome of any such proceedings could have a material impact on ACC’s financial position or results of operations.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

All of ACC’s outstanding common stock is owned by Ameriprise Financial. There is no established public trading market for ACC’s common stock. Frequency and amount of capital transactions with Ameriprise Financial during the past two years were (in millions):

Dividends/Returns of Capital Paid to Ameriprise Financial
For the year ended December 31, 2011:
March 31, 2011	$20
June 30, 2011	17
September 30, 2011	10
December 31, 2011	10
Total	$57

Dividends/Returns of Capital Paid to Ameriprise Financial
For the year ended December 31, 2010:
March 31, 2010	$80
June 30, 2010	30
September 30, 2010	35
December 31, 2010	15
Total	$160

Restriction on ACC’s present or future ability to pay dividends to Ameriprise Financial:

Certain series of installment certificate products outstanding provide that cash dividends may be paid by ACC only in calendar years for which additional credits of at least one-half of 1% on such series of certificates have been authorized by ACC. This restriction has been satisfied for 2011 and 2010 by ACC’s declaration of additional credits.

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

Recent Accounting Pronouncements and Significant Accounting Policies

For information regarding recent accounting pronouncements and their expected impact on ACC’s future results of operations or financial condition and significant accounting policies, see Note 1 to ACC’s consolidated financial statements beginning on page F-9 of this Annual Report on Form 10-K.

Results of Operations

ACC’s net income is derived primarily from the after-tax yield on investments and realized investment gains (losses), less investment expenses and interest credited on certificate reserve liabilities. Net income trends occur largely due to changes in returns on ACC’s investment portfolio, from realization of investment gains (losses) and from changes in interest credited to certificate products. ACC follows U.S. generally accepted accounting principles (“GAAP”).

For the year ended December 31, 2011, net income was $35.3 million compared to $50.4 million in the prior year, a decrease of $15.1 million, primarily due to a decrease in investment income as a result of lower investment balances and lower average yields partially offset by decreases in investment expenses and net provision for certificate reserves. Results for the year ended December 31, 2011 included a $2.5 million after-tax adjustment for additional bond discount accretion investment income related to prior periods resulting from revisions to the accounting classification of certain structured securities.

Investment income decreased $41.6 million or 27% to $112.4 million for the year ended December 31, 2011 compared to $154.0 million for the prior year. This decrease is primarily the result of lower investment balances due to net outflows of certificates driven by the low interest rate environment, as well as lower average yields on invested assets. Investment income for the year ended December 31, 2011 included a $3.9 million pre-tax adjustment for additional bond discount accretion investment income related to prior periods resulting from revisions to the accounting classification of certain structured securities. Management has determined that the effect of this adjustment is immaterial to all current and prior periods presented.

Investment expenses decreased $4.5 million, or 15%, to $25.6 million for the year ended December 31, 2011 compared to $30.1 million in the prior year. This decrease is primarily due to lower distribution fees and investment advisory and services fees as a result of lower certificate reserve balances compared to the prior year.

Net provision for certificate reserves decreased $20.8 million, or 40%, to $31.3 million for the year ended December 31, 2011 compared to $52.2 million in the prior year. This decrease is a result of lower certificate balances primarily driven by client outflows and lower interest crediting rates compared to the prior year.

Net realized loss on investments before income taxes was $1.8 million for the year ended December 31, 2011 compared to net realized gain on investments before income taxes of $7.1 million for the prior year. Included in net realized investment losses for the year ended December 31, 2011 were other-than-temporary impairments of $6.9 million, which related primarily to credit losses on non-agency residential mortgage backed securities, net realized gains from sales, tenders and calls of Available-for-Sale securities of $4.3 million and a $1.1 million decrease in the syndicated loan reserve. For 2010, net realized gain on investments included gains from sales, tenders and calls of Available-for-Sale securities of $6.0 million, a decrease in the syndicated loans reserve of $8.8 million offset partially by a $5.1 million realized loss on sales of syndicated loans and other-than-temporary impairments recognized in earnings of $2.6 million, primarily related to credit losses on non-agency residential mortgage backed securities.

The effective tax rate was 34.2% for the year ended December 31, 2011 compared to 36.1% for the year ended December 31, 2010. The decrease in the effective tax rate from the prior year represents a benefit with regard to unrecognized tax positions.

Fair Value Measurements

ACC reports certain assets and liabilities at fair value; specifically derivatives, embedded derivatives, and most investments and cash equivalents. Fair value assumes the exchange of assets or liabilities occurs in orderly transactions. Companies are not permitted to use market prices that are the result of a forced liquidation or distressed sale. ACC includes actual market price or observable inputs in its fair value measurements to the extent available. Non-binding broker quotes are obtained when quotes from third party pricing services are not available. ACC validates prices obtained from third parties through a variety of means as described in Note 9 to ACC’s Consolidated Financial Statements.

Non-Agency Residential Mortgage Backed Securities Backed by Subprime, Alt-A or Prime Collateral

Subprime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. Alt-A mortgage lending is the origination of residential mortgage loans to customers who have credit ratings above subprime but may not conform to government-sponsored standards. Prime mortgage lending is the origination of residential mortgage loans to customers with good credit profiles. ACC has exposure to these types of loans predominantly through mortgage backed and asset backed securities. The slowdown in the U.S. housing market, combined with relaxed underwriting standards by some originators, has led to higher delinquency and loss rates for some of these investments. Persistent market conditions have increased the likelihood of other-than-temporary impairments for certain non-agency residential mortgage backed securities. As a part of ACC’s risk management process, an internal rating system is used in conjunction with market data as the basis for analysis to assess the likelihood that ACC will not receive all contractual principal and interest payments for these investments. For the investments that are more at risk for impairment, ACC performs its own assessment of projected cash flows incorporating assumptions about default rates, prepayment speeds and loss severity to determine if an other-than-temporary impairment should be recognized.

The following table presents as of December 31, 2011, ACC’s non-agency residential mortgage backed and asset backed securities backed by subprime, Alt-A or prime mortgage loans by credit rating and vintage year (in thousands):

	AAA		AA		A		BBB		BB & Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Subprime
2003 & prior	$5,159	$4,929	$—	$—	$—	$—	$—	$—	$—	$—	$5,159	$4,929
2004	7,102	6,723	—	—	4,709	4,573	—	—	7,367	6,118	19,178	17,414
2005	2,850	2,861	16,981	17,205	—	—	—	—	6,940	6,673	26,771	26,739
2006	—	—	—	—	—	—	1,397	1,377	1,085	1,073	2,482	2,450
2007	—	—	—	—	—	—	2,143	2,143	—	—	2,143	2,143
Re-Remic(1)	—	—	—	—	3,002	2,880	3,950	3,974	—	—	6,952	6,854
Total Subprime	$15,111	$14,513	$16,981	$17,205	$7,711	$7,453	$7,490	$7,494	$15,392	$13,864	$62,685	$60,529

Alt-A
2003 & prior	$1,400	$1,372	$1,227	$1,244	$—	$—	$607	$559	$—	$—	$3,234	$3,175
2004	—	—	1,972	1,879	161	120	9,351	7,976	18,161	11,320	29,645	21,295
2005	—	—	—	—	—	—	—	—	78,796	50,345	78,796	50,345
2006	—	—	—	—	—	—	—	—	24,238	18,109	24,238	18,109
2007	—	—	—	—	—	—	—	—	37,457	20,530	37,457	20,530
2008	—	—	—	—	—	—	—	—	—	—	—	—
2009	—	—	—	—	—	—	—	—	—	—	—	—
2010	42,223	41,456	—	—	—	—	—	—	—	—	42,223	41,456
Re-Remic(1)	94,383	92,977	—	—	3,255	3,233	7,216	7,128	—	—	104,854	103,338
Total Alt-A	$138,006	$135,805	$3,199	$3,123	$3,416	$3,353	$17,174	$15,663	$158,652	$100,304	$320,447	$258,248

Prime
2003 & prior	$17,476	$17,752	$31,927	$31,157	$28,821	$27,210	$10,711	$10,386	$—	$—	$88,935	$86,505
2004	1,933	1,954	26,554	25,136	7,805	7,395	30,030	26,684	36,122	19,015	102,444	80,184
2005	—	—	—	—	2,798	2,560	6,336	5,342	85,695	68,198	94,829	76,100
2006	—	—	—	—	—	—	—	—	2,916	2,372	2,916	2,372
2007	—	—	—	—	19,299	17,603	—	—	—	—	19,299	17,603
Re-Remic(1)	233,409	233,876	57,440	56,348	89,493	88,673	—	—	—	—	380,342	378,897
Total Prime	$252,818	$253,582	$115,921	$112,641	$148,216	$143,441	$47,077	$42,412	$124,733	$89,585	$688,765	$641,661

Grand Total	$405,935	$403,900	$136,101	$132,969	$159,343	$154,247	$71,741	$65,569	$298,777	$203,753	$1,071,897	$960,438

(1)       Re-Remics of mortgage backed securities are prior vintages with cash flows structured into senior and subordinated bonds. Credit enhancement has been increased through the Re-Remic process on the securities ACC owns.

European Exposure

ACC has no European sovereign debt holdings as of December 31, 2011. The following table presents, as of December 31, 2011, ACC’s exposure to European corporate debt by country:

			% of
	Amortized	Fair	Invested
	Cost	Value	Assets (1)
	(in thousands, except percentages)
Greece	$—	$—	—
Italy	—	—	—
Ireland	—	—	—
Portugal	—	—	—
Spain	4,495	4,315	0.2%
Subtotal	4,495	4,315	0.2%
Other European exposure	80,991	82,584	2.9%
Total	$85,486	$86,899	3.1%

(1)      Invested assets include cash equivalents and investments.

The corporate debt holding in Spain is in telecommunications. The corporate debt holdings in other European countries are multinational companies concentrated in utilities and non-cyclical industrials. ACC has no exposure to deeply subordinated instruments. ACC does not hedge its European exposure and ACC has no unfunded commitments related to its European debt holdings as of December 31, 2011.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

ACC has three principal components of market risk: interest rate risk, equity price risk, and credit risk. Interest rate risk results from investing in assets that are somewhat longer and reset less frequently than the liabilities they support. ACC manages interest rate risk through the use of a variety of tools that from time to time include derivative instruments, such as interest rate swaps, caps, and floors, which change the interest rate characteristics of client liabilities or investment assets. Due to certain provisions for certificates being impacted by the value of equity indices, from time to time ACC enters into risk management strategies that may include the use of equity derivative instruments, such as equity options, to mitigate ACC’s exposure to volatility in the equity markets.

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

The following table presents ACC’s estimate of the pretax impact of these hypothetical market movements as of December 31, 2011:

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
		(in thousands)
Flexible Savings and other fixed rate certificates	$(5,339)	N/A	$(5,339)

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
		(in thousands)
Stock market certificates	$2,872	$(2,878)	$(6)

N/A Not Applicable.

At December 31, 2011, aggregating ACC’s exposure from all sources of interest rate risk, ACC estimates a negative impact of $5.3 million on pretax income for the 12 month period if, hypothetically, interest rates had increased by 100 basis points and remained at that level for 12 months. This compares with an estimate of a negative impact of $2.5 million on pretax income for the 12 month period following a hypothetical 100 basis point increase in interest rates at December 31, 2010.

At December 31, 2011, aggregating ACC’s exposure from all sources of equity price risk, net of hedging, ACC estimates a negative impact of $6 thousand on pretax income for the 12 month period if, hypothetically, equity markets had declined by 10% and remained at that level for 12 months. This compares with an estimate of no net impact on pretax income for the 12 month period following a hypothetical 10% drop in equity markets at December 31, 2010.

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

Flexible Savings and Other Fixed Rate Certificates

ACC has interest rate risk from its Flexible Savings and other fixed rate certificates. These products are investment certificates generally ranging in amounts from $1,000 to $1 million with interest crediting rate terms ranging from three to thirty-six months. ACC guarantees an interest rate to the holders of these products. Payments collected from clients are primarily invested in fixed rate securities to fund the client credited rate with the spread between the rate earned from investments and the rate credited to clients recorded as earned income. Client liabilities and investment assets generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients generally reset at shorter intervals than the yield on underlying investments. This exposure is not currently hedged although ACC monitors its investment strategy and makes modifications based on changing liabilities and the expected interest rate environment. ACC had $2.0 billion in reserves included in certificate reserves on the Consolidated Balance Sheet at December 31, 2011 to cover the liabilities associated with these products.

Stock Market Certificates

ACC has equity price risk from its stock market certificates. Stock market certificates are purchased for amounts generally from $1,000 to $1 million for terms of 52 weeks which can be extended to a maximum of 20 years. For each term the certificate holder can choose to participate 100% in any percentage increase in the S&P 500 Index up to a maximum return or choose partial participation in any increase in the S&P 500 Index plus a fixed rate of interest guaranteed in advance. If partial participation is selected, the total of equity-linked return and guaranteed rate of interest cannot exceed the maximum return. Reserves for the stock market certificates of $736.4 million were included in certificate reserves on ACC’s Consolidated Balance Sheet at December 31, 2011.

Equity Price Risk — Stock Market Certificates

The equity-linked return to investors creates equity price risk exposure. ACC seeks to minimize this exposure with purchased futures and call spreads that replicate what ACC must credit to client accounts. This risk continues to be fully hedged.

Interest Rate Risk — Stock Market Certificates

Stock market certificates have interest rate risk as changes in interest rates affect the fair value of the payout to be made to the certificate holder. This risk is immaterial and not currently hedged.

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

ACC’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s Chief Executive Officer and Chief Financial Officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2011.

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

Item 9B.  Other Information.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item omitted pursuant to General Instructions (I)(2)(c) of Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Item omitted pursuant to General Instructions (I)(2)(c) of Form 10-K.

Item 14.  Principal Accountant Fees and Services

The Board of Directors of ACC, at the recommendation of its Audit Committee, has appointed PricewaterhouseCoopers LLP (“PwC”) as independent registered public accountants to audit the consolidated financial statements of ACC for the year ended December 31, 2011. The Board of Directors of ACC had previously appointed Ernst & Young LLP (“Ernst & Young”) as independent registered public accountants to audit the consolidated financial statements of ACC for the years ended December 31, 2010 and 2009.

Audit Fees

The aggregate fees billed or to be billed by PwC for the last year for professional services rendered for the audit of ACC’s annual consolidated financial statements and services that were provided in connection with statutory and regulatory filings were $120,000 for 2011.

The aggregate fees billed or to be billed by Ernst & Young for professional services rendered for the audit of ACC’s annual consolidated financial statements and services that were provided in connection with statutory and regulatory filings were $135,000 for 2010.

Audit-Related Fees

ACC was not billed by PwC or Ernst & Young for any fees for audit-related services for 2011 or 2010.

Tax Fees

ACC was not billed by PwC or Ernst & Young for any tax fees for 2011 or 2010.

All Other Fees

ACC was not billed by PwC or Ernst & Young for any other fees for 2011 or 2010.

Policy on Pre-Approval of Services Provided by Independent Registered Public Accountants

Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of PwC are subject to the specific pre-approval of the Audit Committee of Ameriprise Financial. All audit and permitted non-audit services to be performed by PwC for ACC require pre-approval by the Audit Committee of Ameriprise Financial in accordance with pre-approval procedures established by the Audit Committee of Ameriprise Financial. The procedures require all proposed engagements of PwC for services to ACC of any kind to be directed to the General Auditor of Ameriprise Financial and then submitted for approval to the Audit Committee of Ameriprise Financial prior to the beginning of any services.

In addition, the charter of ACC’s Audit Committee requires pre-approval of any engagement, including the fees and other compensation, of PwC (1) to provide any services to ACC and prohibits the performance of certain specified non-audit services, and (2) to provide any non-audit services to Ameriprise Financial or any affiliate of Ameriprise Financial that controls, is controlled by, or under common control with Ameriprise Financial. Certain exceptions apply to the pre-approval requirement.

In 2011 and 2010, 100% of the services provided by PwC and Ernst & Young, respectively, for ACC were pre-approved by the Audit Committee of Ameriprise Financial.

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

REGISTRANT	AMERIPRISE CERTIFICATE COMPANY

BY	/s/ William F. Truscott
NAME AND TITLE	William F. Truscott, Director, President and Chief Executive Officer
(Principal Executive Officer)
DATE	February 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

BY	/s/ William F. Truscott
NAME AND TITLE	William F. Truscott, Director, President and Chief Executive Officer
(Principal Executive Officer)
DATE	February 24, 2012

BY	/s/ Ross P. Palacios
NAME AND TITLE	Ross P. Palacios, Vice President and Chief Financial Officer
(Principal Financial Officer)
DATE	February 24, 2012

BY	/s/ David K. Stewart
NAME AND TITLE	David K. Stewart, Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)
DATE	February 24, 2012

BY	/s/ Jean B. Keffeler*
NAME AND TITLE	Jean B. Keffeler, Director
DATE	February 24, 2012

BY	/s/ Karen M. Bohn*
NAME AND TITLE	Karen M. Bohn, Director
DATE	February 24, 2012

BY	/s/ Lorna P. Gleason*
NAME AND TITLE	Lorna P. Gleason, Director
DATE	February 24, 2012

BY	/s/ Robert McReavy*
NAME AND TITLE	Robert McReavy, Director
DATE	February 24, 2012

*By	/s/ William F. Truscott
Name:	William F. Truscott

Executed by William F. Truscott on behalf of Jean B. Keffeler, Karen M. Bohn, Lorna P. Gleason and Robert McReavy pursuant to a Power of Attorney, dated February 23, 2012, filed electronically herewith as Exhibit 24(a) to Registrant’s Form 10-K.

Index to Consolidated Financial Statements and Schedules

Consolidated Financial Statements:

All other Schedules required by Article 6 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Ameriprise Certificate Company:

We have audited the accompanying consolidated balance sheet of Ameriprise Certificate Company (a wholly owned subsidiary of Ameriprise Financial, Inc.) (the “Company”) as of December 31, 2011 and the related consolidated statements of operations, shareholder’s equity, and cash flows for the year ended December 31, 2011. Our audit also included the consolidated financial statement schedules for 2011 listed in the index appearing under Item 15(a)(1). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ameriprise Certificate Company at December 31, 2011, and the results of its operations and its cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules for 2011 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota

February 24, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder of Ameriprise Certificate Company

We have audited the accompanying consolidated balance sheet of Ameriprise Certificate Company (a wholly owned subsidiary of Ameriprise Financial, Inc.) (the Company) as of December 31, 2010, and the related consolidated statements of operations, shareholder’s equity, and cash flows for each of the two years in the period ended December 31, 2010. Our audits also included the consolidated financial statement schedules for each of the two years in the period ended December 31, 2010 listed in the Index at Item 15(a). These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2010, by correspondence with the custodian. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ameriprise Certificate Company at December 31, 2010, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedules for each of the two years in the period ended December 31, 2010, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2009 the Company adopted new accounting guidance related to the recognition and presentation of other-than-temporary impairments.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

February 23, 2011

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009
		(in thousands)
Investment Income
Interest income from unaffiliated investments:
Available-for-Sale securities	$101,520	$137,914	$202,943
Syndicated loans and commercial mortgage loans	9,323	13,045	17,415
Trading securities	—	—	1,062
Certificate loans	159	235	309
Dividends	151	975	1,249
Other	1,203	1,800	826
Total investment income	112,356	153,969	223,804

Investment Expenses
Ameriprise Financial and affiliated company fees:
Distribution	12,240	14,675	19,651
Investment advisory and services	7,082	8,607	10,927
Transfer agent	4,233	5,051	5,978
Depository	70	106	117
Other	2,011	1,655	335
Total investment expenses	25,636	30,094	37,008

Net investment income before provision for certificate reserves and income tax expense	86,720	123,875	186,796

Provision for Certificate Reserves
According to the terms of the certificates:
Provision for certificate reserves	1,254	1,725	2,713
Interest on additional credits	73	102	127
Interest on advance payments	1	3	4
Additional credits/interest authorized by ACC	30,844	51,319	120,010
Total provision for certificate reserves before reserve recoveries	32,172	53,149	122,854
Reserve recoveries from terminations prior to maturity	(837)	(971)	(1,382)
Net provision for certificate reserves	31,335	52,178	121,472

Net investment income before income tax expense	55,385	71,697	65,324
Income tax expense	18,965	25,915	23,989
Net investment income	36,420	45,782	41,335

Net realized gain (loss) on investments
Securities of unaffiliated issuers before income tax expense (benefit)	(1,797)	7,115	3,259
Income tax expense (benefit)	(629)	2,490	1,141
Net realized gain (loss) on investments	(1,168)	4,625	2,118

Net income	$35,252	$50,407	$43,453

Supplemental Disclosures:
Net realized investment gains (losses) before income taxes:
Net realized investment gains before income taxes and impairment losses on securities	$5,135	$9,740	$13,245
Total other-than-temporary impairment losses on securities	(24,921)	(11,364)	(14,635)
Portion of loss recognized in other comprehensive income	17,989	8,739	4,649
Net impairment losses recognized in net realized investment gains (losses) before income taxes	(6,932)	(2,625)	(9,986)
Total net realized investment gains (losses) before income taxes	$(1,797)	$7,115	$3,259

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(in thousands, except share data)
ASSETS
Qualified Assets
Investments in unaffiliated issuers:
Cash equivalents	$74,498	$182,192
Available-for-Sale securities:
Fixed maturities, at fair value (amortized cost: 2011, $2,644,239; 2010, $2,909,769)	2,568,896	2,875,693
Common and preferred stocks, at fair value (cost: 2011, $1,327; 2010, $1,376)	2,355	2,413
Commercial mortgage loans and syndicated loans, at cost (less allowance for loan losses: 2011, $6,739; 2010, $7,857; fair value: 2011, $174,545; 2010, $206,882)	169,828	199,040
Certificate loans — secured by certificate reserves, at cost, which approximates fair value	2,498	3,299
Real estate owned, at fair value less cost to sell	1,749	5,117
Total investments	2,819,824	3,267,754

Receivables:
Dividends and interest	13,807	18,735
Investment securities sold	12,806	1,977
Other receivables	37	255
Total receivables	26,650	20,967

Equity derivatives, purchased	34,393	89,014
Total qualified assets	2,880,867	3,377,735

Other Assets
Deferred taxes, net	59,218	45,367
Total other assets	59,218	45,367

Total assets	$2,940,085	$3,423,102

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
	2011	2010
	(in thousands, except share data)
LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities
Certificate reserves
Installment certificates:
Reserves to mature	$32,589	$34,708
Additional credits and accrued interest	299	459
Advance payments and accrued interest	—	81
Fully paid certificates:
Reserves to mature	2,738,491	3,110,907
Additional credits and accrued interest	5,207	13,528
Due to unlocated certificate holders	139	148
Total certificate reserves	2,776,725	3,159,831
Accounts payable and accrued liabilities:
Due to related party	142	272
Current taxes payable to parent	12,237	7,667
Payable for investment securities purchased	11	—
Total accounts payable and accrued liabilities	12,390	7,939

Equity derivatives, written	28,979	75,201
Other liabilities	7,319	17,637
Total liabilities	2,825,413	3,260,608

Shareholder’s Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	160,250	181,998
Retained earnings:
Appropriated for additional interest on advance payments	15	15
Unappropriated	—	—
Accumulated other comprehensive loss, net of tax	(47,093)	(21,019)
Total shareholder’s equity	114,672	162,494

Total liabilities and shareholder’s equity	$2,940,085	$3,423,102

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Cash Flows from Operating Activities
Net income	$35,252	$50,407	$43,453
Adjustments to reconcile net income to net cash provided by operating activities:
Interest added to certificate loans	(104)	(153)	(203)
Amortization of premiums, accretion of discounts, net	1,718	(1,337)	(8,843)
Deferred income taxes	1,350	11,494	(7,995)
Net realized (gain) loss on Available-for-Sale securities	2,633	(3,400)	(4,938)
Other net realized loss	15	549	1,518
Provision for loan loss	(851)	(4,264)	161
Changes in operating assets and liabilities:
Trading securities, net	—	—	16,618
Dividends and interest receivable	4,928	9,138	6,378
Certificate reserves, net	(8,977)	(13,227)	19,198
Due to (from) parent for income taxes, net	4,570	(10,388)	24,428
Derivatives, net	8,399	11,583	(20,384)
Derivatives collateral, net	(3,574)	(10,962)	15,556
Other, net	(6,497)	(3,027)	2,803
Net cash provided by operating activities	38,862	36,413	87,750
Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	87,777	81,338	250,119
Maturities, redemptions and calls	1,121,381	1,735,941	1,870,983
Purchases	(959,058)	(997,670)	(2,289,270)
Syndicated loans and commercial mortgage loans:
Sales	139	37,711	1,405
Maturities, redemptions and calls	65,069	74,268	45,076
Purchases and fundings	(30,868)	—	(229)
Certificate loans:
Payments	382	668	929
Fundings	(249)	(446)	(549)
Net cash provided by (used in) investing activities	284,573	931,810	(121,536)
Cash Flows from Financing Activities
Payments from certificate owners	729,213	847,363	2,298,416
Certificate maturities and cash surrenders	(1,103,342)	(1,782,577)	(3,094,931)
Capital contribution from parent	—	—	35,000
Dividend/return of capital to parent	(57,000)	(160,000)	(60,000)
Net cash used in financing activities	(431,129)	(1,095,214)	(821,515)
Net decrease in cash equivalents	(107,694)	(126,991)	(855,301)
Cash equivalents at beginning of period	182,192	309,183	1,164,484
Cash equivalents at end of period	$74,498	$182,192	$309,183
Supplemental disclosures including non-cash transactions:
Cash paid for income taxes	$12,844	$26,992	$8,518
Cash paid for interest	40,284	73,064	115,527
Certificate maturities and surrenders through loan reductions	772	1,768	1,288

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

				Retained Earnings (Accumulated Deficit)
				Appropriated	Appropriated
				for	for		Accumulated
				Pre-Declared	Additional		Other
	Number of		Additional	Additional	Interest on		Comprehensive
	Outstanding	Common	Paid-In	Credits and	Advance		Loss,
	Shares	Shares	Capital	Interest	Payments	Unappropriated	Net of Tax	Total
	(in thousands, except share data)
Balance at January 1, 2009	150,000	$1,500	$322,964	$50	$15	$(81,570)	$(152,454)	$90,505
Change in accounting principle, net of tax	—	—	—	—	—	31,694	(31,694)	—
Comprehensive income:
Net income	—	—	—	—	—	43,453	—	43,453
Other comprehensive income, net of tax:
Change in net unrealized securities losses	—	—	—	—	—	—	136,100	136,100
Change in noncredit related impairments on securities and net unrealized securities losses on previously impaired securities	—	—	—	—	—	—	140	140
Total comprehensive income								179,693
Transfer to unappropriated (from appropriated)	—	—	—	(50)	—	50	—	—
Return of capital to parent	—	—	(60,000)	—	—	—	—	(60,000)
Receipt of capital from parent	—	—	35,000	—	—	—	—	35,000
Balance at December 31, 2009	150,000	1,500	297,964	—	15	(6,373)	(47,908)	245,198
Comprehensive income:
Net income	—	—	—	—	—	50,407	—	50,407
Other comprehensive income, net of tax:
Change in net unrealized securities losses	—	—	—	—	—	—	20,839	20,839
Change in noncredit related impairments on securities and net unrealized securities losses on previously impaired securities	—	—	—	—	—	—	6,050	6,050
Total comprehensive income								77,296
Dividend/return of capital to parent	—	—	(115,966)	—	—	(44,034)	—	(160,000)
Balance at December 31, 2010	150,000	1,500	181,998	—	15	—	(21,019)	162,494
Comprehensive income:
Net income	—	—	—	—	—	35,252	—	35,252
Other comprehensive loss, net of tax:
Change in net unrealized securities losses	—	—	—	—	—	—	(17,147)	(17,147)
Change in noncredit related impairments on securities and net unrealized securities losses on previously impaired securities	—	—	—	—	—	—	(8,927)	(8,927)
Total comprehensive income								9,178
Dividend/return of capital to parent	—	—	(21,748)	—	—	(35,252)	—	(57,000)
Balance at December 31, 2011	150,000	$1,500	$160,250	$—	$15	$—	$(47,093)	$114,672

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

As of December 31, 2011, ACC offered four different certificate products to the public. ACC is impacted by significant changes in interest rates as interest crediting rates on certificate products generally reset at shorter intervals than the change in the yield on ACC’s investment portfolio. The specified maturities of most of ACC’s certificate products range from ten to twenty years. Within that maturity period, most certificates have interest crediting rate terms ranging from three to thirty-six months. Interest crediting rates are subject to change and certificate product owners can surrender their certificates without penalty at term’s end. In addition, two types of certificate products have interest tied, in whole or in part, to a broad-based stock market index. All of the certificates are available as qualified investments for Individual Retirement Accounts, 401(k) plans and other qualified retirement plans.

In the year ended December 31, 2011, ACC made an adjustment for additional bond discount accretion investment income related to prior periods resulting from revisions to the accounting classification of certain structured securities, which resulted in a $3.9 million pretax benefit ($2.5 million after-tax). Management has determined that the effect of this adjustment is immaterial to all current and prior periods presented.

ACC evaluated events or transactions that occurred after the consolidated balance sheet date for potential recognition or disclosure through the date the consolidated financial statements were issued.

Basis of Financial Statement Presentation

The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain reclassifications of prior period amounts have been made to conform to the current presentation. ACC uses the consolidation method of accounting for its wholly owned subsidiary, Investors Syndicate Development Corp.

Accounting estimates are an integral part of the consolidated financial statements. In part, they are based upon assumptions concerning future events. Among the more significant are those that relate to investment securities valuation and recognition of other-than-temporary impairments and income taxes and the recognition of deferred tax assets and liabilities. These accounting estimates reflect the best judgment of management and actual results could differ.

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

Effective January 1, 2009, ACC early adopted an accounting standard that significantly changed ACC’s accounting policy regarding the timing and amount of other-than-temporary impairments for Available-for-Sale securities as follows. When the fair value of an investment is less than its amortized cost, ACC assesses whether or not (i) it has the intent to sell the security (made a decision to sell) or (ii) it is more likely than not that ACC will be required to sell the security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment is considered to have occurred and ACC must recognize an other-than-temporary impairment for the difference between the investment’s amortized cost basis and its fair value through earnings. For securities that do not meet the above criteria, and ACC does not expect to recover a security’s amortized cost basis, the security is also considered other-than-temporarily impaired. For these securities, ACC separates the total impairment into the credit loss component and the amount of the loss related to other factors. The amount of the total other-than-temporary impairments related to credit loss is recognized in earnings. The amount of the total other-than-temporary impairments related to other factors is recognized in other comprehensive income (loss), net of income taxes. For Available-for-Sale securities that have recognized an other-than-temporary impairment through earnings, if through subsequent evaluation there is a sustained increase in the cash flow expected, the difference between the amortized cost basis and the cash flows expected to be collected is accreted as interest income. Subsequent increases and decreases in the fair value of Available-for-Sale securities are included in other comprehensive income (loss). ACC’s Consolidated Statements of Shareholder’s Equity present all changes in other comprehensive income (loss) associated with Available-for-Sale debt securities that have been other-than-temporarily impaired on a separate line from fair value changes recorded in other comprehensive income (loss) from all other securities.

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

Commercial Mortgage, Syndicated and Certificate Loans

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

Nonaccrual Loans

Generally, loans are evaluated for or placed on nonaccrual status when either the collection of interest or principal has become 90 days past due or is otherwise considered doubtful of collection. When a loan is placed on nonaccrual status, unpaid accrued interest is reversed. Interest payments received on loans on nonaccrual status are generally applied to principal or in accordance with the loan agreement unless the remaining principal balance has been determined to be fully collectible.

Commercial mortgage loans are evaluated for impairment when the loan is considered for nonaccrual status or foreclosure proceedings are initiated on the property. If it is determined that the fair value is less than the current loan balance, it is written down to fair value less selling costs. Foreclosed property is recorded as real estate owned. Syndicated loans are placed on nonaccrual status when management determines it will not collect all contractual principal and interest on the loan.

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

Restructured Loans

A loan is classified as a restructured loan when ACC makes certain concessionary modifications to contractual terms for borrowers experiencing financial difficulties. When the interest rate, minimum payments, and/or due dates have been modified in an attempt to make the loan more affordable to the borrower, the modification is considered a troubled debt restructuring. Generally, performance prior to the restructuring or significant events that coincide with the restructuring are considered in assessing whether the borrower can meet the new terms which may result in the loan being returned to accrual status at the time of the restructuring or after a performance period. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual status.

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

Derivatives and Hedging Activities

Derivative instruments, consisting of options and futures contracts, if any, are classified in the Consolidated Balance Sheets at fair value. The fair value of ACC’s derivative instruments is determined using either market quotes or valuation models that are based upon the net present value of estimated future cash flows and incorporate current market observable inputs to the extent available. The accounting for the change in the fair value of the derivative instrument depends on its intended use and the resulting hedge designation, if any. For derivative instruments that do not qualify for hedge accounting or are not designated as accounting hedges, changes in fair value are recognized in current period earnings. ACC’s policy is to not offset fair value amounts recognized for derivatives and collateral arrangements executed with the same counterparty under the same master netting arrangement.

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

Fair Value

In January 2010, the FASB updated the accounting standards related to disclosures on fair value measurements. The standard expands the current disclosure requirements to include additional detail about significant transfers between Levels 1 and 2 within the fair value hierarchy and presents activity in the rollforward of Level 3 activity on a gross basis. The standard also clarifies existing disclosure requirements related to the level of disaggregation to be used for assets and liabilities as well as disclosures on the inputs and valuation techniques used to measure fair value. The standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure requirements related to the Level 3 rollforward, which are effective for interim and annual periods beginning after December 15, 2010. ACC adopted the standard in the first quarter of 2010, except for the additional disclosures related to the Level 3 rollforward, which ACC adopted in the first quarter of 2011. The adoption did not have any effect on ACC’s consolidated results of operations and financial condition. See Note 9 for the required disclosures.

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

Future Adoption of New Accounting Standards

Balance Sheet

In December 2011, the FASB updated the accounting standards to require new disclosures about offsetting assets and liabilities. The standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The standard is effective for interim and annual periods beginning on or after January 1, 2013 on a retrospective basis. ACC is currently evaluating the impact of the standard on its consolidated results of operations and financial condition.

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

2.  Deposit of Assets and Maintenance of Qualified Assets

Under the provisions of its certificates and the 1940 Act, ACC was required to have Qualified Assets (as defined in Section 28(b) of the 1940 Act) in the amount of $2.8 billion and $3.1 billion at December 31, 2011 and 2010, respectively. ACC reported Qualified Assets of $3.0 billion and $3.4 billion at December 31, 2011 and 2010, respectively. Qualified Assets exclude net unrealized pretax losses on Available-for-Sale securities of $75.3 million and $33.0 million at December 31, 2011 and 2010, respectively, and unsettled investment purchases which were immaterial at December 31, 2011 and 2010.

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

Pursuant to provisions of the certificates, the 1940 Act, the Central Depository Agreement and requirements of various states, Qualified Assets (accounted for on a trade date basis) of ACC were deposited as follows:

	December 31, 2011
	Deposits	Required Deposits	Excess
	(in thousands)
Deposits to meet certificate liability requirements:
Pennsylvania (at market value)	$207	$100	$107
Texas, Illinois, New Jersey (at par value)	215	205	10
Central Depository (at amortized cost)	2,890,490	2,775,344	115,146
Total	$2,890,912	$2,775,649	$115,263

	December 31, 2010
	Deposits	Required Deposits	Excess
	(in thousands)
Deposits to meet certificate liability requirements:
Pennsylvania (at market value)	$172	$100	$72
Texas, Illinois, New Jersey (at par value)	215	205	10
Central Depository (at amortized cost)	3,354,046	3,156,276	197,770
Total	$3,354,433	$3,156,581	$197,852

The assets on deposit with the Central Depository at December 31, 2011 and 2010 consisted of securities and other loans having a deposit value of $2.7 billion and $3.2 billion, respectively, mortgage loans on real estate of $116.1 million and $107.1 million, respectively, and other investments of $74.5 million and $56.8 million, respectively. Additionally, these assets on deposit included unsettled purchases of investments which were immaterial at December 31, 2011 and 2010, respectively.

Ameriprise Trust Company, the custodian for ACC, is the Central Depository. See Note 7 for information on related party transactions.

3.  Investments

Available-for-Sale securities distributed by type were as follows:

	December 31, 2011
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$1,371,856	$18,406	$(115,128)	$1,275,134	$(51,817)
Corporate debt securities	515,491	8,442	(1,168)	522,765	—
Commercial mortgage backed securities	442,905	6,795	(249)	449,451	—
Asset backed securities	311,602	10,479	(3,031)	319,050	(1,249)
U.S. government and agencies obligations	2,385	111	—	2,496	—
Common stocks	1,327	1,028	—	2,355	94
Total	$2,645,566	$45,261	$(119,576)	$2,571,251	$(52,972)

	December 31, 2010
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$1,472,410	$30,242	$(95,638)	$1,407,014	$(38,323)
Corporate debt securities	583,341	8,923	(1,285)	590,979	2
Commercial mortgage backed securities	499,243	10,121	(1,773)	507,591	—
Asset backed securities	326,344	17,117	(1,939)	341,522	(915)
U.S. government and agencies obligations	28,431	156	—	28,587	—
Common stocks	1,376	1,056	(19)	2,413	—
Total	$2,911,145	$67,615	$(100,654)	$2,878,106	$(39,236)

(1) Represents the amount of OTTI losses in accumulated other comprehensive loss. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

At December 31, 2011 and 2010, fixed maturity securities comprised approximately 91% and 88%, respectively, of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, ACC may utilize ratings from other NRSROs or rate the securities internally. At December 31, 2011 and 2010, approximately $14.8 million and $10.0 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC using criteria similar to those used by NRSROs. A summary of fixed maturity securities by rating was as follows:

	December 31, 2011			December 31, 2010
	Amortized		Percent of Total	Amortized		Percent of Total
Ratings	Cost	Fair Value	Fair Value	Cost	Fair Value	Fair Value
	(in thousands, except percentages)
AAA	$1,359,063	$1,381,636	54%	$1,799,754	$1,847,326	64%
AA	173,210	172,781	7	96,952	97,590	3
A	310,711	307,875	12	180,916	180,343	6
BBB	491,096	491,575	19	503,115	500,529	18
Below investment grade	310,159	215,029	8	329,032	249,905	9
Total fixed maturities	$2,644,239	$2,568,896	100%	$2,909,769	$2,875,693	100%

At December 31, 2011 and 2010, approximately 33% and 31%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2011
	Less than 12 months			12 months or more			Total
	Number			Number			Number
Description of	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	46	$481,230	$(15,121)	73	$245,467	$(100,007)	119	$726,697	$(115,128)
Corporate debt securities	17	89,457	(1,010)	2	1,876	(158)	19	91,333	(1,168)
Commercial mortgage backed securities	6	36,710	(220)	4	16,346	(29)	10	53,056	(249)
Asset backed securities	17	85,908	(1,899)	10	24,865	(1,132)	27	110,773	(3,031)
Total	86	$693,305	$(18,250)	89	$288,554	$(101,326)	175	$981,859	$(119,576)

	December 31, 2010
	Less than 12 months			12 months or more			Total
	Number			Number			Number
Description of	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	20	$227,367	$(1,860)	73	$282,836	$(93,778)	93	$510,203	$(95,638)
Corporate debt securities	7	64,667	(1,230)	2	3,471	(55)	9	68,138	(1,285)
Commercial mortgage backed securities	16	150,294	(1,773)	—	—	—	16	150,294	(1,773)
Asset backed securities	11	70,519	(1,402)	5	9,245	(537)	16	79,764	(1,939)
Common stocks	2	947	(19)	—	—	—	2	947	(19)
Total	56	$513,794	$(6,284)	80	$295,552	$(94,370)	136	$809,346	$(100,654)

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

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Beginning balance	$59,855	$57,446	$50,866
Credit losses for which an other-than-temporary impairment was not previously recognized	2,461	578	276
Reductions for securities sold during the period (realized)	(2,041)	—	(2,268)
Credit losses for which an other-than-temporary impairment was previously recognized	4,270	1,831	8,572
Ending balance	$64,545	$59,855	$57,446

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

The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in accumulated other comprehensive loss:

			Accumulated Other
	Net		Comprehensive
	Unrealized		Loss Related to Net
	Investment	Deferred	Unrealized Investment
	Gains (Losses)	Income Tax	Gains (Losses)
	(in thousands)
Balance at January 1, 2009	$(234,713)	$82,259	$(152,454)
Cumulative effect of accounting change	(48,760)	17,066	(31,694)
Net unrealized securities gains arising during the period (2)	214,551	(75,101)	139,450
Reclassification of gains included in net income	(4,938)	1,728	(3,210)
Balance at December 31, 2009	(73,860)	25,952	(47,908	)(1)
Net unrealized securities gains arising during the period (2)	44,221	(15,122)	29,099
Reclassification of gains included in net income	(3,400)	1,190	(2,210)
Balance at December 31, 2010	(33,039)	12,020	(21,019	)(1)
Net unrealized securities losses arising during the period (2)	(43,909)	16,124	(27,785)
Reclassification of losses included in net income	2,633	(922)	1,711
Balance at December 31, 2011	$(74,315)	$27,222	$(47,093	)(1)

(1) Includes $34.4 million, $25.5 million and $31.7 million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities at December 31, 2011, 2010 and 2009, respectively.

(2) Includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income during the period.

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Gross realized gains	$4,324	$6,393	$18,100
Gross realized losses	(25)	(368)	(3,176)
Other-than-temporary impairments	(6,932)	(2,625)	(9,986)

Other-than-temporary impairments for the years ended December 31, 2011, 2010 and 2009 primarily related to credit losses on non-agency residential mortgage backed securities.

Available-for-Sale securities by contractual maturity at December 31, 2011 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$50,833	$51,175
Due after one year through five years	466,565	473,528
Due after five years through 10 years	263	282
Due after 10 years	215	276
	517,876	525,261
Residential mortgage backed securities	1,371,856	1,275,134
Commercial mortgage backed securities	442,905	449,451
Asset backed securities	311,602	319,050
Common stocks	1,327	2,355
Total	$2,645,566	$2,571,251

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities, as well as common stocks, were not included in the maturities distribution.

4.  Commercial Mortgage, Syndicated and Certificate Loans

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

The following tables present a rollforward of the allowance for loan losses for the years ended and the ending balance of the allowance for loan losses by impairment method and type of loan:

	December 31, 2011
	Commercial
	Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Beginning balance	$2,576	$5,281	$7,857
Charge-offs	—	(267)	(267)
Provisions	—	(851)	(851)
Ending balance	$2,576	$4,163	$6,739

Individually evaluated for impairment	$1,000	$669	$1,669
Collectively evaluated for impairment	1,576	3,494	5,070

	December 31, 2010
	Commercial
	Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Beginning balance	$1,497	$14,105	$15,602
Charge-offs	(500)	(2,981)	(3,481)
Provisions	1,579	(5,843)	(4,264)
Ending balance	$2,576	$5,281	$7,857

Individually evaluated for impairment	$—	$669	$669
Collectively evaluated for impairment	2,576	4,612	7,188

The recorded investment in financing receivables by impairment method and type of loan was as follows:

	December 31, 2011
	Commercial
	Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Individually evaluated for impairment	$4,125	$3,308	$7,433
Collectively evaluated for impairment	114,532	54,602	169,134
Total	$118,657	$57,910	$176,567

	December 31, 2010
	Commercial
	Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Individually evaluated for impairment	$—	$5,609	$5,609
Collectively evaluated for impairment	109,641	91,647	201,288
Total	$109,641	$97,256	$206,897

As of December 31, 2011 and 2010, ACC’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $2.2 million and $3.7 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to ACC’s total loan balance. During the years ended December 31, 2011 and 2010, ACC sold $0.1 million and $37.7 million, respectively, of syndicated loans. There were no significant purchases of financing receivables during the years ended December 31, 2011 and 2010.

ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.

Credit Quality Information

Nonperforming loans, which are generally loans 90 days or more past due, were $3.6 million and $1.9 million as of December 31, 2011 and 2010, respectively. All other loans were considered to be performing.

Commercial Mortgage Loans

ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 3.5% and nil of commercial mortgage loans as of December 31, 2011 and 2010, respectively. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, ACC reviews the concentrations of credit risk by region and property type.

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	December 31,		December 31,
	2011	2010	2011	2010
	(in thousands)
East North Central	$5,171	$1,737	4%	2%
Middle Atlantic	5,816	3,365	5	3
Mountain	9,095	14,762	8	13
New England	11,060	8,843	9	8
Pacific	28,171	11,447	24	10
South Atlantic	29,773	34,591	25	32
West North Central	19,632	19,616	17	18
West South Central	9,939	15,280	8	14
	118,657	109,641	100%	100%
Less: allowance for loan losses	2,576	2,576
Total	$116,081	$107,065

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	December 31,		December 31,
	2011	2010	2011	2010
	(in thousands)
Apartments	$33,781	$25,258	28%	23%
Industrial	24,449	18,990	21	17
Office	17,039	21,879	14	20
Retail	20,402	23,211	17	21
Other	22,986	20,303	20	19
	118,657	109,641	100%	100%
Less: allowance for loan losses	2,576	2,576
Total	$116,081	$107,065

Syndicated Loans

ACC’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at December 31, 2011 and 2010 were $1.8 million and $1.9 million, respectively, which represent 3% and 2% of total syndicated loans at December 31, 2011 and 2010, respectively.

Troubled Debt Restructurings

During the year ended December 31, 2011 ACC restructured two loans with a recorded investment of $0.2 million as of December 31, 2011. The troubled debt restructurings did not have a material impact to ACC’s allowance for loan losses or income recognized for the year ended December 31, 2011. There are no commitments to lend additional funds to borrowers whose loans have been restructured.

5.  Certificate Reserves

Reserves maintained on outstanding certificates have been computed in accordance with the provisions of the certificates and Section 28 of the 1940 Act. The average rates of accumulation on certificate reserves at December 31, 2011 were as follows:

		Average Gross	Average Additional
	Reserve Balance	Accumulation Rates	Credit Rates
	(in thousands, except percentages)
Installment certificates:
Reserves to mature:
With guaranteed rates	$50	4.00%	0.50%
Without guaranteed rates (1)	32,539	0.31%	0.31%
Additional credits and accrued interest:
With guaranteed rates	10	3.44%	—
Without guaranteed rates (1)	289	N/A	N/A
Advance payments and accrued interest	—	—	—

Fully paid certificates:
Reserves to mature:
With guaranteed rates	30,343	3.24%	0.01%
Without guaranteed rates (1)	2,023,358	1.04%	1.04%
Equity indexed (3)	684,790	N/A	N/A
Additional credits and accrued interest:
With guaranteed rates	2,109	3.19%	—
Without guaranteed rates (1)	3,098	N/A	N/A
Due to unlocated certificate holders	139	—	—
Total	$2,776,725

The average rates of accumulation on certificate reserves at December 31, 2010 were as follows:

		Average Gross	Average Additional
	Reserve Balance	Accumulation Rates	Credit Rates
	(in thousands, except percentages)
Installment certificates:
Reserves to mature:
With guaranteed rates	$478	3.98%	0.50%
Without guaranteed rates (1)	34,230	0.30%	0.30%
Additional credits and accrued interest:
With guaranteed rates	86	3.38%	—
Without guaranteed rates (1)	373	N/A	N/A
Advance payments and accrued interest (2)	81	3.50%	—

Fully paid certificates:
Reserves to mature:
With guaranteed rates	34,863	3.23%	0.01%
Without guaranteed rates (1)	2,332,501	1.17%	1.17%
Equity indexed (3)	743,543	N/A	N/A
Additional credits and accrued interest:
With guaranteed rates	2,455	3.17%	—
Without guaranteed rates (1)	11,073	N/A	N/A
Due to unlocated certificate holders	148	—	—
Total	$3,159,831

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

(3)    Ameriprise Stock Market Certificate and Ameriprise Market Strategy Certificate enable the certificate owner to participate in any relative rise in a major stock market index up to a cap without risking loss of principal. Generally the certificates have a term of 52 weeks and may continue for up to 20 years. The reserve balances on these certificates at December 31, 2011 and 2010 were $736.4 million and $804.1 million, respectively.

On certain series of single payment certificates, additional interest is pre-declared for periods greater than one year. The retained earnings appropriated for the pre-declared additional interest at both December 31, 2011 and 2010 was nil, which reflects the difference between certificate reserves on these series, calculated on a statutory basis, and the reserves maintained per books.

The carrying amounts of net certificate reserves consisted of the following:

	December 31,
	2011	2010
	(in thousands)
Reserves with terms of one year or less	$2,571,630	$2,905,781
Other	205,095	254,050
Total certificate reserves	2,776,725	3,159,831
Unapplied certificate transactions	56	135
Certificate loans and accrued interest	(2,538)	(3,349)
Total	$2,774,243	$3,156,617

6.  Regulation and Dividend Restrictions

Certain series of installment certificates outstanding provide that cash dividends may be paid by ACC only in calendar years for which additional credits of at least one-half of 1% on such series of certificates have been authorized by ACC. This restriction has been satisfied for 2011 and 2010 by ACC’s declaration of additional credits.

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

Ameriprise Financial and ACC entered into a Capital Support Agreement on March 2, 2009, pursuant to which Ameriprise Financial agrees to commit such capital to ACC as is necessary to satisfy applicable minimum capital requirements, up to a maximum commitment of $115 million. For the year ended December 31, 2011, Ameriprise Financial has not infused additional capital to ACC under this agreement.

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

Effective April 26, 2000, the Ameriprise Flexible Savings Certificates have contractual distribution fee rates of 0.08% of the purchase price at the time of issuance and 0.08% of the reserves maintained for these certificates at the beginning of the second and subsequent quarters from issue date. Since January 2, 2007, ACC has continuously offered 7 and 13 month Flexible Savings Certificates. Since the continuous offering began, the distribution fee on 7 month Flexible Savings Certificates has been 0.08% of the initial payment and 0.08% of the reserves maintained for these certificates at the beginning of the second and subsequent quarters after issuance. The distribution fee on the 13 month term has been 0.032% of the initial payment and 0.032% of the reserves maintained for these certificates at the beginning of the second and subsequent quarters after issuance. From December 24, 2008 through June 9, 2009, the client new purchase interest rates on the 6 and 7 month certificates were set at promotional levels, from December 24, 2008 through June 23, 2009, the client new purchase interest rates on the 12 and 13 month certificates were set at promotional levels, and from October 13, 2010 to April 19, 2011 the client interest rates on new purchases of all terms were set at promotional levels.

Effective October 25, 2011, the Ameriprise Stock Market Certificate and Ameriprise Market Strategy Certificates, sold through AFSI, have contractual distribution fee rates of 0.50% of the initial investment on the first day of the certificate’s term and 0.50% of the reserves maintained for these certificates at the beginning of each subsequent term. The previous effective rate, set April 28, 1999, was 0.90%.

Investment advisory and services

Effective December 31, 2006, the investment advisory and services agreement with Columbia Management Investment Advisers, LLC (“CMIA”), provides for a graduated scale of fees equal on an annual basis to 0.35% on the first $250 million of total book value of investments of ACC, 0.30% on the next $250 million, 0.25% on the next $500 million and 0.20% on the amount in excess of $1 billion. The fee is payable monthly in an amount equal to one-twelfth of each of the percentages set forth above. Net invested assets for purposes of this computation are cash equivalents, accounts receivable for interest and dividends and securities sold, accounts payable for invested assets purchased, securities available-for-sale (including any segregated assets), trading securities, purchased equity index options, written equity index options and mortgages.

The fee paid to CMIA for managing and servicing bank loans is equal to 0.35%. The fee is payable monthly and is equal to one-twelfth of 0.35%, computed each month on the basis of book value of the loans as of the close of business on the last full business day of the preceding month.

Transfer agent fees

The basis of computing transfer agent fees paid or payable to Columbia Management Investment Services Corp. (“CMIS”) is under a Transfer Agent Agreement to maintain certificate owner accounts and records effective December 31, 2006.  ACC pays CMIS a monthly fee of one-twelfth of $20.00 per certificate owner account for this service in addition to certain out-of-pocket expenses.

Depository fees

In December 2008, Ameriprise Trust Company entered into an agreement with a subcustodian to provide depository services for ACC’s assets. As a result, the depository fees paid to Ameriprise Trust Company are asset-based with additional charges for transactional custody fees charged by the subcustodian.

8.  Income Taxes

The components of income tax provision were as follows:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Current income tax:
Federal	$16,442	$13,323	$33,223
State and local	544	3,588	(98)
Total current income tax	16,986	16,911	33,125
Deferred income tax:
Federal	1,371	13,342	(8,700)
State and local	(21)	(1,848)	705
Total deferred income tax	1,350	11,494	(7,995)
Total income tax provision (benefit)	$18,336	$28,405	$25,130

The principal reasons that the aggregate income tax provision is different from that computed by using the U.S. statutory rate of 35% were as follows:

	Years Ended December 31,
	2011	2010	2009
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
Dividend exclusion	—	—	0.4
State income tax, net	0.6	0.7	0.9
Taxes applicable to prior years	(1.4)	0.4	0.3
Income tax provision (benefit)	34.2%	36.1%	36.6%

Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for GAAP reporting versus income tax return purposes. The significant components of deferred tax assets and liabilities were as follows:

	December 31,
	2011	2010
	(in thousands)
Deferred income tax assets:
Certificate reserves	$1,673	$6,627
Investments, including bond discounts and premiums	30,225	26,860
Investment unrealized losses, net	27,221	12,020
State income tax	221	—
Other	83	83
Total deferred income tax assets	59,423	45,590
Deferred income tax liabilities:
Other	205	223
Net deferred income tax assets	$59,218	$45,367

ACC is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains. Consideration is given to, among other things in making this determination, i) future taxable income exclusive of reversing temporary differences and carryforwards, ii) future reversals of existing taxable temporary differences, iii) taxable income in prior carryback years, and iv) tax planning strategies. Based on analysis of ACC’s tax positions, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of December 31, 2011 and 2010.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010	2009
	(in thousands)
Balance at January 1	$—	$4,436	$4,436
Additions for tax positions of prior years	1,919	—	—
Reductions for tax positions of prior years	(1,183)	—	—
Settlements	—	(4,436)	—
Balance at December 31	$736	$—	$4,436

If recognized, approximately $1.0 million and $1.2 million, net of federal tax benefits, of the unrecognized tax benefits as of December 31, 2011 and 2009, respectively, would affect the effective tax rate.

ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized interest and penalties of $1.1 million, $0.3 million and $0.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. ACC had $0.6 million and $1.7 million for the payment of interest and penalties accrued at December 31, 2011 and 2010, respectively.

It is not expected that the total amounts of unrecognized tax benefits will change materially in the next 12 months.

ACC files income tax returns, as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial, in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Internal Revenue Service (“IRS”) recently completed its field examination of the 1997 through 2007 tax returns, as part of the overall examination of the American Express Company consolidated returns. However, for federal income tax purposes these years, except for 2007, continue to remain open as a consequence of certain issues under appeal. The IRS is currently conducting an examination of ACC’s U.S. income tax returns for 2008 and 2009. ACC’s or its subsidiary’s state income tax returns are currently under examination by various jurisdictions for years ranging from 1999 through 2009. ACC’s federal and state income tax returns remain open for years after 2009.

It is possible there will be corporate tax reform in the next few years.  While impossible to predict, corporate tax reform is likely to include a reduction in the corporate tax rate coupled with reductions in tax preferred items.  Any changes could have a material impact on ACC’s income tax expense and the deferred tax balances.

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

Investments in Unaffiliated Issuers (Available-for-Sale Securities)

When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from third party pricing services, non-binding broker quotes, or other model-based valuation techniques. Level 1 securities primarily include U.S. Treasuries and common stocks. Level 2 securities include residential mortgage backed securities, commercial mortgage backed securities, asset backed securities, municipal and corporate bonds, U.S. agency securities and common stock. The fair value of these Level 2 securities is based on a market approach with prices obtained from third party pricing services. Observable inputs used to value these securities can include, but are not limited to, reported trades, benchmark yields, issuer spreads and non-binding broker quotes. Level 3 securities primarily include asset backed securities, commercial mortgage backed securities, corporate bonds, certain non-agency residential mortgage backed securities and common stocks. The fair value of corporate bonds and certain asset backed securities classified as Level 3 is typically based on a single non-binding broker quote. The fair value of certain asset backed securities and non-agency residential mortgage backed securities is obtained from third party pricing services who use significant unobservable inputs to estimate the fair value.

Prices received from third party pricing services are subjected to exception reporting that identifies investments with significant daily price movements as well as no movements. ACC reviews the exception reporting and resolves the exceptions through reaffirmation of the price or recording an appropriate fair value estimate. ACC also performs subsequent transaction testing. ACC performs annual due diligence of third party pricing services. ACC’s due diligence procedures include assessing the vendor’s valuation qualifications, control environment, analysis of asset-class specific valuation methodologies, and understanding of sources of market observable assumptions and unobservable assumptions, if any, employed in the valuation methodology. ACC also considers the results of its exception reporting controls and any resulting price challenges that arise.

Derivatives (Equity Derivatives, Purchased and Written)

The fair values of derivatives that are traded in less active over-the-counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at December 31, 2011 and 2010. See Note 10 for further information on the credit risk of derivative instruments and related collateral.

Certificate Reserves

ACC uses various Black-Scholes calculations to determine the fair value of the embedded derivative liability associated with the provisions of its stock market certificates. The inputs to these calculations are primarily market observable and include interest rates, volatilities, and equity index levels. As a result, these measurements are classified as Level 2.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$74,498	$—	$74,498
Available-for-Sale securities:
Residential mortgage backed securities	—	1,200,672	74,462	1,275,134
Corporate debt securities	—	509,781	12,984	522,765
Commercial mortgage backed securities	—	449,451	—	449,451
Asset backed securities	—	285,120	33,930	319,050
U.S. government and agencies obligations	458	2,038	—	2,496
Common stocks	653	1,362	340	2,355
Total Available-for-Sale securities	1,111	2,448,424	121,716	2,571,251
Equity derivatives, purchased	—	34,389	4	34,393
Total assets at fair value	$1,111	$2,557,311	$121,720	$2,680,142

Liabilities
Certificate reserves	$—	$5,551	$—	$5,551
Equity derivatives, written	—	28,979	—	28,979
Total liabilities at fair value	$—	$34,530	$—	$34,530

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$182,192	$—	$182,192
Available-for-Sale securities:
Residential mortgage backed securities	—	504,155	902,859	1,407,014
Corporate debt securities	—	583,443	7,536	590,979
Commercial mortgage backed securities	—	497,402	10,189	507,591
Asset backed securities	—	239,850	101,672	341,522
U.S. government and agencies obligations	414	28,173	—	28,587
Common stocks	570	1,499	344	2,413
Total Available-for-Sale securities	984	1,854,522	1,022,600	2,878,106
Equity derivatives, purchased	—	89,008	6	89,014
Total assets at fair value	$984	$2,125,722	$1,022,606	$3,149,312

Liabilities
Certificate reserves	$—	$13,692	$—	$13,692
Equity derivatives, written	—	75,201	—	75,201
Total liabilities at fair value	$—	$88,893	$—	$88,893

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Residential			Commercial
	Mortgage		Corporate	Mortgage		Asset
	Backed		Debt	Backed		Backed	Common
	Securities		Securities	Securities		Securities	Stocks	Derivatives		Total
	(in thousands)
Balance, January 1, 2011	$902,859		$7,536	$10,189		$101,672	$344	$6		$1,022,606
Total gains (losses) included in:
Net income	(3,467	)(1)	—	(1	)(3)	3,387 (3)	—	(2	)(3)	(83)
Other comprehensive income	(23,149)		(83)	204		(3,508)	(9)	—		(26,545)
Purchases	303,425		10,500	23,520		19,997	—	—		357,442
Settlements	(249,066)		(4,969)	—		(30,613)	—	—		(284,648)
Transfers into Level 3	—		—	—		10,876	91	—		10,967
Transfers out of Level 3	(856,140)		—	(33,912)		(67,881)	(86)	—		(958,019)
Balance, December 31, 2011	$74,462		$12,984	$—		$33,930	$340	$4		$121,720

Change in unrealized gains (losses) included in net income related to Level 3 assets held at December 31, 2011	$(6,610	)(2)	$—	$—		$324 (3)	$—	$(2	)(3)	$(6,288)

(1) Represents a $(6,731) loss included in net realized gain (loss) on investments and $3,264 included in investment income in the Consolidated Statements of Operations.

(2) Represents a $(6,609) loss included in net realized gain (loss) on investments and $(1) included in investment income in the Consolidated Statements of Operations.

(3) Included in investment income in the Consolidated Statements of Operations.

	Available-for-Sale Securities
	Residential			Commercial
	Mortgage		Corporate	Mortgage	Asset
	Backed		Debt	Backed	Backed		Common
	Securities		Securities	Securities	Securities		Stocks	Derivatives		Total
	(in thousands)
Balance, January 1, 2010	$745,633		$12,104	$—	$130,584		$—	$—		$888,321
Total gains (losses) included in:
Net income	1,578	(1)	—	—	4,420	(2)	—	2	(5)	6,000
Other comprehensive income	54,612		(59)	89	7,240		114	—		61,996
Purchases, sales, issues and settlements, net	101,036		(4,509)	10,100	(40,572)		—	4		66,059
Transfers into Level 3	—		—	—	—		230	—		230
Balance, December 31, 2010	$902,859		$7,536	$10,189	$101,672		$344	$6		$1,022,606

Change in unrealized gains included in net income related to Level 3 assets held at December 31, 2010	$1,252	(3)	$—	$—	$4,091	(4)	$—	$2	(5)	$5,345

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

During the year ended December 31, 2011 transfers out of Level 3 to Level 2 included certain non-agency residential mortgage backed securities and sub-prime non-agency residential mortgage backed securities classified as asset backed securities with a fair value of approximately $897.5 million.  The transfers reflect improved pricing transparency of these securities, a continuing trend of increased activity in the non-agency residential mortgage backed security market and increased observability of significant inputs to the valuation methodology. All other securities transferred from Level 3 to Level 2 represent securities with fair values that are now obtained from third party pricing services with observable inputs. Securities transferred from Level 2 to Level 3 represent securities with fair values that are now based on a single non-binding broker quote.

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

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)

Financial Assets
Syndicated loans	$53,747	$52,486	$91,975	$93,518
Commercial mortgage loans	116,081	122,059	107,065	113,364
Certificate loans	2,498	2,498	3,299	3,299

Financial Liabilities
Certificate reserves	$2,771,174	$2,752,333	$3,146,139	$3,128,694

The fair value of syndicated loans is obtained from third party pricing services.

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

ACC uses derivatives as economic hedges of equity risk related to stock market certificates. ACC does not designate any derivatives for hedge accounting. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives, by type of derivative and product:

		Asset			Liability
Derivatives not designated as	Balance Sheet	December 31,		Balance Sheet	December 31,
hedging instruments	Location	2011	2010	Location	2011	2010
		(in thousands)			(in thousands)
Equity
Stock market certificates	Equity derivatives, purchased	$34,389	$88,590	Equity derivatives, written	$28,979	$75,201
Equity warrants	Equity derivatives, purchased	4	424	N/A	—	—
Stock market certificates embedded derivatives	N/A	—	—	Certificate reserves	5,551	13,692
Total		$34,393	$89,014		$34,530	$88,893

N/A Not applicable.

See Note 9 for additional information regarding ACC’s fair value measurement of derivative instruments.

The following tables present a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operations for the years ended December 31:

		Amount of Gain (Loss) on
Derivatives Not Designated as	Location of Gain (Loss) on	Derivatives Recognized in Income
Hedging Instruments	Derivatives Recognized in Income	2011	2010	2009
		(in thousands)
Equity
Stock market certificates	Net provision for certificate reserves	$744	$9,425	$14,542
Equity warrants	Investment income	77	421	—
Stock market certificates embedded derivatives	Net provision for certificate reserves	86	(10,095)	(17,879)
Total		$907	$(249)	$(3,337)

Ameriprise Stock Market Certificates (“SMC”) offer a return based upon the relative change in a major stock market index between the beginning and end of the SMC’s term. The SMC product contains an embedded derivative. The equity based return of the certificate must be separated from the host contract and accounted for as a derivative instrument. As a result of fluctuations in equity markets, and the corresponding changes in value of the embedded derivative, the amount of expenses incurred by ACC related to the SMC product will positively or negatively impact reported earnings. As a means of hedging its obligations under the provisions for these certificates, ACC purchases and writes call options on the S&P 500 Index. ACC views this strategy as a prudent management of equity market sensitivity, such that earnings are not exposed to undue risk presented by changes in equity market levels. The gross notional amount of these derivative contracts was $1.3 billion and $1.4 billion at December 31, 2011 and 2010, respectively. ACC also purchases futures on the S&P 500 Index to economically hedge its obligations. The futures are marked-to-market daily and exchange traded, exposing ACC to no counterparty risk. The gross notional amount of these derivative contracts was $0.3 million at both December 31, 2011 and 2010.

Equity warrants were received as part of a syndicated loan restructuring and do not constitute a hedge of underlying assets or liabilities.

Credit Risk

Credit risk associated with ACC’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, ACC has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements whenever practical. As of December 31, 2011 and 2010, ACC held $1.0 million and $4.6 million, respectively, in cash equivalents and recorded a corresponding liability in other liabilities for collateral ACC is obligated to return to counterparties. As of December 31, 2011 and 2010, ACC’s maximum credit exposure related to derivative assets after considering netting arrangements with counterparties and collateral arrangements was approximately $4.5 million and $8.9 million, respectively.

11.  Contingencies

The level of regulatory activity and inquiry in the financial services industry remains elevated. From time to time, ACC receives requests for information from, and/or has been subject to examination by, both the SEC and the Minnesota Department of Commerce concerning its business activities and practices. In addition, a number of state and federal regulatory agencies have initiated examinations and other inquiries related to unclaimed property and escheatment practices and procedures.  The Ameriprise organization has cooperated and will continue to cooperate with applicable regulators regarding their inquiries.

ACC may in the normal course of business be a party to legal, regulatory or arbitration proceedings concerning matters arising in connection with the conduct of its business activities. The outcome of any such proceeding cannot be predicted with any certainty. ACC believes that it is not a party to, nor are any of its properties the subject of, any pending legal, regulatory or arbitration proceedings that would have a material adverse effect on its financial condition or results of operations. However, it is possible that the outcome of any such proceedings could have a material impact on ACC’s financial position or results of operations.

Ameriprise Certificate Company	Schedule 1
Investments of Securities in Unaffiliated Issuers
At Dec 31, 2011 (in 1000’s)

ISSUER	MATURITY DATE	COUPON RATE	PRINCIPAL AMOUNT OF BONDS & NOTES OR # of SHARES	AMORTIZED COST (NOTES (a) & (c))	VALUE (NOTE (a))
CASH EQUIVALENTS
Cash Equivalents
CE Commercial Paper
Devon Energy Corp	1/3/2012	0.000%	49,500	49,499	49,499
KINDER MORGAN ENERGY PARTNERS	1/4/2012	0.000%	25,000	24,999	24,999
Total - CE Commercial Paper			74,500	74,498	74,498
Total - CASH EQUIVALENTS			74,500	74,498	74,498
BONDS AND NOTES
U.S. Government
U.S. Government-Direct Obligations
FNMA	8/25/2012	4.450%	2,003	2,003	2,038
United States Treasury	11/15/2028	5.250%	200	215	276
United States Treasury	5/15/2014	4.750%	165	167	182
Total - U.S. Government-Direct Obligations			2,368	2,385	2,496
Mortgage Backed Securities
Agency Residential Mortgage Backed Securities:
FNMA_03-28	8/25/2022	5.000%	1,047	1,051	1,068
FNMA_99-8	3/25/2014	6.000%	404	402	418
FHLMC_2619	7/15/2022	5.000%	2,837	2,855	2,915
FHLMC_2835	9/15/2032	4.500%	1,929	1,926	1,963
FHLMC_2872	4/15/2022	4.500%	1,107	1,106	1,107
FHLMC_2901	10/15/2033	4.500%	400	399	423
FHLMC_2907	3/15/2019	4.500%	1,758	1,755	1,835
FHLMC_3812	9/15/2018	2.750%	11,371	11,560	11,731
FNMA_04-81	10/25/2020	4.350%	1,021	1,019	1,028
FNMA_04-89	1/25/2022	4.500%	458	456	457
FNMA_10-17	11/25/2023	4.000%	17,570	18,153	18,184
FHLMC_2542	5/15/2022	5.500%	1,059	1,065	1,078
FHLMC_2548	3/15/2022	5.500%	905	904	905
FHLMC_2550	7/15/2022	5.500%	1,094	1,100	1,124
FHLMC_2558	6/15/2022	5.500%	1,498	1,505	1,538
FHLMC_2574	12/15/2022	5.000%	1,551	1,565	1,616
FHLMC_2586	1/15/2023	5.500%	2,454	2,490	2,582
FHLMC_2595	4/15/2022	5.500%	4,738	4,747	4,781
FHLMC_2597	7/15/2022	5.500%	4,034	4,057	4,123
FHLMC_2770	6/15/2032	3.750%	1,254	1,251	1,271
FREDDIE MAC GOLD C90581	8/1/2022	5.500%	713	708	774
FREDDIE MAC GOLD C90582	9/1/2022	5.500%	479	476	520
FREDDIE MAC GOLD E01140	5/1/2017	6.000%	2,199	2,244	2,356
FREDDIE MAC GOLD E76761	5/1/2014	6.500%	174	172	183
FREDDIE MAC GOLD E77557	6/1/2014	6.500%	17	17	18
FREDDIE MAC GOLD E90153	6/1/2017	6.000%	425	436	463
FREDDIE MAC GOLD E90154	6/1/2017	6.000%	1,331	1,365	1,449
FREDDIE MAC GOLD E91041	9/1/2017	5.000%	2,007	2,007	2,161
FREDDIE MAC GOLD E91491	9/1/2012	5.000%	134	134	135
FREDDIE MAC GOLD E93341	12/1/2012	5.000%	681	684	688
FREDDIE MAC GOLD E95403	3/1/2018	5.000%	1,992	2,033	2,165
FREDDIE MAC GOLD E95556	4/1/2013	4.500%	285	287	289
FREDDIE MAC GOLD E95562	4/1/2013	4.500%	541	544	549
FREDDIE MAC GOLD E95671	4/1/2018	5.000%	2,435	2,484	2,623
FREDDIE MAC GOLD E96172	5/1/2013	4.500%	2,174	2,188	2,207
FREDDIE MAC GOLD G10949	7/1/2014	6.500%	122	121	128
FREDDIE MAC GOLD G11004	4/1/2015	7.000%	61	61	65
FREDDIE MAC GOLD G11193	8/1/2016	5.000%	1,083	1,074	1,162
FREDDIE MAC GOLD G11298	8/1/2017	5.000%	1,732	1,733	1,866
FREDDIE MAC GOLD G30227	5/1/2023	5.500%	2,490	2,570	2,721
FSPC_T-76	10/25/2037	4.751%	18,275	18,654	18,752
FHLMC 1B0183	12/1/2031	2.656%	367	363	371
FHLMC 1N1474	5/1/2037	2.469%	5,849	6,088	6,201
FHLMC 350190	5/1/2022	2.500%	65	66	66
FHLMC 405014	1/1/2019	2.340%	49	49	49
FHLMC 405092	3/1/2019	2.156%	73	73	75
FHLMC 405185	10/1/2018	2.230%	115	115	119
FHLMC 405243	7/1/2019	2.385%	69	69	69
FHLMC 405437	10/1/2019	2.275%	70	70	74
FHLMC 405615	10/1/2019	2.107%	64	64	66
FHLMC 605041	2/1/2019	2.392%	15	15	15
FHLMC 605048	11/1/2018	2.053%	17	17	17
FHLMC 605432	8/1/2017	2.088%	65	65	67
FHLMC 605433	9/1/2017	2.146%	93	93	97
FHLMC 605454	10/1/2017	2.094%	122	121	123
FHLMC 606024	2/1/2019	1.979%	63	63	64
FHLMC 606025	7/1/2019	1.750%	244	244	249
FHLMC 780514	5/1/2033	5.037%	2,031	2,083	2,149
FHLMC 780845	9/1/2033	4.549%	1,449	1,409	1,544
FHLMC 780903	9/1/2033	4.515%	1,288	1,276	1,356

FHLMC 781884	8/1/2034	5.152%	8,173	8,268	8,677
FHLMC 785363	2/1/2025	2.717%	169	170	175
FHLMC 788941	12/1/2031	2.458%	156	154	164
FHLMC 840031	1/1/2019	2.375%	7	7	7
FHLMC 840035	1/1/2019	2.276%	57	57	58
FHLMC 840036	1/1/2019	2.250%	30	30	32
FHLMC 840072	6/1/2019	2.250%	66	66	66
FHLMC 845154	7/1/2022	2.393%	74	75	76
FHLMC 845523	11/1/2023	2.249%	59	61	60
FHLMC 845654	2/1/2024	2.615%	299	300	316
FHLMC 845730	11/1/2023	2.430%	443	449	455
FHLMC 845733	4/1/2024	2.479%	371	374	378
FHLMC 846072	10/1/2029	2.582%	125	127	132
FHLMC 846107	2/1/2025	2.822%	95	96	98
FHLMC 865008	2/1/2018	2.966%	137	138	140
FNMA 070007	7/1/2017	1.940%	51	51	52
FNMA 070117	9/1/2017	2.384%	14	14	14
FNMA 088879	11/1/2019	4.661%	180	181	187
FNMA 089125	8/1/2019	1.873%	198	200	201
FNMA 105989	8/1/2020	3.996%	60	62	60
FNMA 190726	3/1/2033	4.825%	370	377	393
FNMA 249907	2/1/2024	2.750%	346	348	366
FNMA 250857	3/1/2012	7.000%	5	5	5
FNMA 252259	2/1/2014	5.500%	6	6	6
FNMA 252344	3/1/2014	5.500%	429	425	453
FNMA 252381	4/1/2014	5.500%	487	482	529
FNMA 254508	11/1/2012	5.000%	409	409	438
FNMA 254584	12/1/2012	5.000%	748	749	801
FNMA 254586	1/1/2013	5.000%	1,243	1,246	1,321
FNMA 254590	1/1/2018	5.000%	5,602	5,623	6,051
FNMA 254591	1/1/2018	5.500%	3,268	3,335	3,527
FNMA 254663	2/1/2013	5.000%	197	197	206
FNMA 303259	3/1/2025	2.244%	217	222	228
FNMA 303970	9/1/2024	6.000%	1,264	1,249	1,383
FNMA 313561	6/1/2012	8.000%	6	6	6
FNMA 323290	9/1/2013	6.000%	10	10	10
FNMA 323748	4/1/2014	6.500%	285	282	298
FNMA 323833	7/1/2014	6.000%	124	123	133
FNMA 367005	5/1/2012	7.000%	11	11	12
FNMA 509806	8/1/2014	6.500%	152	151	162
FNMA 545249	10/1/2016	5.500%	1,490	1,491	1,619
FNMA 545303	9/1/2016	5.000%	2,531	2,508	2,737
FNMA 545492	2/1/2022	5.500%	853	846	930
FNMA 545786	6/1/2032	6.021%	491	493	518
FNMA 566074	5/1/2031	2.525%	709	709	730
FNMA 584507	6/1/2031	2.410%	384	383	394
FNMA 584829	5/1/2016	6.000%	362	360	391
FNMA 585743	5/1/2016	5.500%	1,060	1,062	1,152
FNMA 616220	11/1/2016	5.000%	1,300	1,284	1,406
FNMA 617270	1/1/2017	5.000%	1,378	1,366	1,490
FNMA 620293	1/1/2032	2.400%	709	704	731
FNMA 622462	12/1/2016	5.500%	1,258	1,247	1,366
FNMA 623866	2/1/2017	5.000%	1,769	1,764	1,913
FNMA 625943	3/1/2017	5.000%	2,081	2,075	2,248
FNMA 651629	8/1/2032	2.412%	514	514	541
FNMA 654158	10/1/2032	1.825%	716	717	741
FNMA 654195	10/1/2032	1.851%	1,409	1,410	1,460
FNMA 655646	8/1/2032	2.477%	651	652	686
FNMA 655798	8/1/2032	2.373%	864	862	909
FNMA 661349	9/1/2032	2.231%	312	312	320
FNMA 661501	9/1/2032	2.315%	360	361	379
FNMA 661744	10/1/2032	2.216%	700	702	726
FNMA 664521	10/1/2032	2.229%	283	284	294
FNMA 664750	10/1/2032	2.277%	520	521	546
FNMA 670731	11/1/2032	4.673%	1,491	1,497	1,575
FNMA 670779	11/1/2032	5.193%	1,847	1,860	1,959
FNMA 670890	12/1/2032	1.823%	932	935	946
FNMA 670912	12/1/2032	5.043%	697	700	741
FNMA 670947	12/1/2032	1.794%	1,170	1,176	1,185
FNMA 694852	4/1/2033	4.857%	1,497	1,517	1,594
FNMA 703446	5/1/2018	4.500%	10,788	11,037	11,551
FNMA 704592	5/1/2018	5.000%	2,829	2,885	3,072
FNMA 708635	6/1/2018	5.000%	1,939	1,977	2,105
FNMA 722779	9/1/2033	4.413%	3,553	3,560	3,796
FNMA 725558	6/1/2034	2.450%	876	869	923
FNMA 725694	7/1/2034	4.741%	1,808	1,772	1,932
FNMA 725719	7/1/2033	4.784%	2,718	2,707	2,845
FNMA 733525	8/1/2033	3.950%	3,486	3,346	3,655
FNMA 735702	7/1/2035	2.412%	12,445	12,832	13,122
FNMA 739194	9/1/2033	5.044%	864	867	912
FNMA 743256	10/1/2033	4.473%	2,213	2,182	2,331
FNMA 743856	11/1/2033	4.760%	760	761	805
FNMA 758873	12/1/2033	4.459%	1,478	1,462	1,555
FNMA 774968	4/1/2034	4.616%	1,149	1,162	1,227

FNMA 794787	10/1/2034	5.113%	3,246	3,287	3,477
FNMA 799733	11/1/2034	2.383%	1,732	1,762	1,826
FNMA 801917	10/1/2034	5.011%	2,912	2,926	3,107
FNMA 804561	9/1/2034	2.291%	1,887	1,891	1,985
FNMA 807219	1/1/2035	2.755%	6,749	6,808	7,141
FNMA 809532	2/1/2035	4.937%	2,294	2,311	2,455
FNMA 834552	8/1/2035	4.896%	2,600	2,615	2,727
FNMA 889335	6/1/2018	4.500%	10,372	10,624	11,106
FNMA 889485	6/1/2036	2.526%	13,336	13,575	14,090
FNMA 922674	4/1/2036	2.689%	9,251	9,487	9,870
FNMA 968438	1/1/2038	5.322%	13,974	14,729	14,913
FNMA 995123	8/1/2037	2.681%	6,439	6,676	6,862
FNMA 995548	9/1/2035	2.403%	8,898	9,110	9,383
FNMA 995614	8/1/2037	5.569%	5,463	5,764	5,699
FNMA AB1980	12/1/2020	3.000%	21,010	21,497	21,931
FNMA MA0099	6/1/2019	4.000%	11,946	12,102	12,614
FNMA MA0598	12/1/2020	3.500%	19,870	20,641	20,807
GNMA II 008157	3/20/2023	2.375%	178	180	184
GNMA II 008206	3/20/2017	2.375%	60	60	62
GNMA II 008240	7/20/2017	1.625%	40	40	42
GNMA II 008251	8/20/2017	2.000%	3	3	3
GNMA II 008274	10/20/2017	2.500%	140	139	145
GNMA II 008283	11/20/2017	2.500%	15	14	15
GNMA II 008293	12/20/2017	2.500%	27	26	28
GNMA II 008341	4/20/2018	2.500%	5	4	5
GNMA II 008353	5/20/2018	2.500%	61	60	63
GNMA II 008365	6/20/2018	2.500%	84	84	87
GNMA II 008377	7/20/2018	2.500%	30	30	31
GNMA II 008428	11/20/2018	3.500%	10	10	10
GNMA II 008440	12/20/2018	3.500%	42	41	44
GNMA II 008638	6/20/2025	2.375%	180	181	187
GNMA_04-19	3/20/2034	4.500%	400	399	399
Total Agency Residential Mortgage Backed Securities			356,388	362,644	375,224

Non-Agency Residential Mortgage Backed Securities
AGFMT_10-1A	3/25/2058	5.150%	16,492	16,956	16,719	(d)
ARMT_2004-2	2/25/2035	2.528%	1,731	1,750	1,435
BAA_2003-1	2/25/2033	5.000%	1,223	1,226	1,244
BAFC_05-G	10/20/2035	5.205%	8,785	8,264	7,756
BAFC_10-R5	6/26/2046	0.454%	711	710	707	(d)
BALTA_05-2	4/25/2035	3.820%	4,320	4,311	3,000
BALTA_05-2	4/25/2035	3.235%	4,079	2,176	401
BANC OF AMERICA FUNDING CORP B	9/20/2035	2.788%	4,517	4,544	2,928
BCAP LLC TRUST BCAP_09-RR10	10/26/2035	5.204%	4,704	4,704	4,734	(d)
BCAP LLC TRUST BCAP_09-RR8	3/26/2037	5.500%	12,150	12,036	12,612	(d)
BCAP_09-RR1	11/26/2034	2.710%	6,253	5,950	6,204	(d)
BCAP_09-RR1	5/26/2035	2.689%	23,215	22,040	23,046	(d)
BCAP_09-RR1	5/26/2035	2.690%	13,367	12,693	13,268	(d)
BCAP_09-RR1	8/26/2037	6.000%	5,364	5,336	5,387	(d)
BCAP_09-RR13	7/26/2037	6.000%	17,735	18,354	18,156	(d)
BCAP_10-RR6	10/26/2035	5.500%	19,628	20,303	19,971
BCAP_10-RR6	7/26/2037	0.644%	6,722	6,658	6,642	(d)
BCAP_10-RR6	1/26/2037	5.196%	3,521	3,530	3,543	(d)
BCAP_10-RR7	4/26/2035	5.009%	10,620	10,749	10,712	(d)
BCAP_11-RR10	6/26/2035	2.689%	24,279	24,288	23,666	(d)
BCAP_11-RR11	10/26/2035	2.717%	15,139	15,009	14,572	(d)
BOAMS_03-I	10/25/2033	2.788%	5,137	5,121	4,807
BOAMS_04-5	6/25/2019	5.000%	1,902	1,933	1,954
BOAMS_04-B	3/25/2034	2.854%	5,428	5,413	2,886
BOAMS_04G	8/25/2034	2.824%	5,829	4,757	1,445
BOAMS_06-B	11/20/2046	2.776%	3,189	2,916	2,372
BOAMS_2004-E	6/25/2034	2.867%	11,025	10,974	9,605
BOAMS_2004-E	6/25/2034	2.840%	4,046	3,887	1,236
BOAMS_2004-H	9/25/2034	2.747%	3,194	2,498	853
BSMF_06-AR5	12/25/2046	0.504%	11,660	4,141	2,674
BVMBS_05-1	2/22/2035	3.149%	6,260	6,242	4,862
CDMC_03-7P	6/25/2017	4.853%	1,063	1,075	1,064	(d)
CFLX_07-M1	8/25/2037	0.444%	15,397	14,054	6,922
CHASE_03-S10	11/25/2018	4.750%	5,315	5,488	5,437
CHASE_03-S7	8/25/2018	0.694%	3,042	2,713	2,918
CHASE_07-A1	2/25/2037	2.760%	19,480	19,299	17,603
CMLTI_05-3	8/25/2035	2.700%	3,792	3,723	2,545
CMLTI_09-3	10/25/2033	2.449%	2,573	2,550	2,561	(d)
CMLTI_09-9	10/25/2035	5.274%	1,001	999	997	(d)
CMLTI_10-10	11/25/2035	2.617%	5,156	5,144	5,140	(d)
CMLTI_10-7	2/25/2035	3.683%	3,919	3,919	3,900	(d)
CMLTI_10-7	9/25/2037	1.270%	14,568	14,344	13,261	(d)
CMLTI_10-8	11/25/2036	4.000%	31,921	32,358	32,545	(d)
CMLTI_10-9	11/25/2035	4.900%	3,273	3,338	3,288	(d)
CMLTI_11-2	9/25/2037	3.500%	3,737	3,686	3,742	(d)
COUNTRYWIDE HOME LOANS CWHL_03	1/19/2034	4.645%	22,756	23,333	21,773
CSMC_09-2R	9/26/2034	2.701%	28,874	29,521	28,736	(d)
CSMC_09-2R	9/26/2034	2.701%	28,874	29,004	27,034	(d)
CSMC_09-9R	4/26/2037	5.500%	5,376	5,310	5,520	(d)

CSMC_10-10R	7/26/2037	5.750%	4,604	4,694	4,714	(d)
CSMC_10-12R	11/26/2035	4.000%	4,590	4,650	4,630	(d)
CSMC_10-16	6/25/2050	3.000%	25,267	25,267	24,737	(d)
CSMC_10-17R	6/26/2036	2.459%	12,287	12,287	11,869	(d)
CSMC_10-1R	5/27/2036	5.000%	1,724	1,744	1,725	(d)
CSMC_11-1R	2/27/2047	1.294%	17,345	17,345	17,073	(d)
CSMC_11-7R	8/28/2047	1.544%	51,879	51,879	50,914
CWALT_05-24	7/20/2035	1.518%	3,636	3,668	1,923
CWALT_05-27	8/25/2035	1.782%	4,894	4,936	2,426
CWALT_06-OA19	2/20/2047	0.535%	16,001	3,436	2,431
CWA_2004-33	12/25/2034	2.977%	968	979	751
CWHL_03-10	5/25/2033	5.500%	21,970	22,905	22,758
CWHL_04-12	8/25/2034	2.703%	4,885	1,873	220
CWHL_05-HYB7	11/20/2035	5.341%	11,236	10,449	7,126
DBALT_06-AR6	2/25/2037	0.464%	18,783	12,023	10,043
DBALT_07-AR1	1/25/2047	0.454%	16,438	13,758	8,737
DBALT_07-OA1	2/25/2047	0.444%	5,173	4,686	2,487
FHAMS_04-AA7	2/25/2035	2.438%	1,326	1,339	1,098
FHAMS_05-AA2	3/25/2035	2.257%	2,550	2,598	1,844
FHAMS_05-AA3	5/25/2035	2.262%	6,205	6,261	4,232
FHAT_2004-A4	10/25/2034	2.238%	2,238	2,275	1,733
GMHE_2004-AR2	8/19/2034	3.168%	1,982	1,988	1,712
GMHE_2004-AR2	8/19/2034	5.149%	3,342	3,347	3,189
GPMF_05-AR5	11/25/2045	2.208%	7,488	7,245	4,218
GS MORTGAGE SECURITIES CORPORATION	11/25/2035	2.710%	5,366	4,941	5,313	(d)
GS MORTGAGE SECURITIES CORPORATION	11/25/2035	2.690%	3,459	3,162	3,412	(d)
GSR MORTGAGE LOAN TRUST GSR_05	11/25/2035	2.739%	5,517	5,204	4,330
GSR_05-AR1	1/25/2035	2.760%	6,305	6,336	5,342
GSR_05-AR3	5/25/2035	2.767%	5,554	5,578	4,115
GSR_05-AR5	10/25/2035	2.737%	8,415	8,416	5,848
HARBORVIEW MORTGAGE LOAN TRUST	4/19/2034	4.677%	1,958	1,972	1,879
HVMLT_04-7	11/19/2034	2.108%	3,249	3,223	2,474
HVMLT_05-15	10/20/2045	2.208%	8,987	8,390	5,993
HVMLT_05-8	9/19/2035	1.708%	3,358	3,387	2,003
HVMLT_06-14	1/25/2047	0.485%	9,501	3,056	2,024
HVMLT_2004-10	1/19/2035	2.622%	1,641	1,658	1,483
HVMLT_2004-6	8/19/2034	2.987%	1,570	1,559	1,393
HVML_2004-4	6/19/2034	1.395%	163	161	120
INDX_05-AR1	3/25/2035	2.761%	101	102	81
INDYMAC INDX MORTGAGE LOAN TRUST	5/25/2035	2.546%	5,368	5,396	3,385
JEFFERIES & CO JMAC_09-R12	2/26/2035	2.733%	14,634	14,228	14,545	(d)
JEFFERIES & CO JMAC_09-R12	1/26/2035	2.732%	6,507	6,319	6,485	(d)
JMAC_09-R11	10/26/2035	5.272%	3,134	3,117	3,157	(d)
JMAC_09-R3	12/26/2035	5.152%	9,323	8,485	9,388	(d)
JMAC_10-R8	2/26/2047	0.457%	3,346	3,255	3,233	(d)
JP MORGAN REREMIC JPMRR_10-5	8/26/2036	2.607%	3,533	3,549	3,521	(d)
JPMRR_10-1	2/26/2037	6.000%	6,112	6,260	6,213	(d)
JPMRR_11-2	3/26/2036	3.000%	9,612	9,458	9,434	(d)
LUMINENT MORTGAGE TRUST LUM_06	10/25/2046	0.534%	4,002	1,582	938
LUMINENT MORTGAGE TRUST LUM_07	1/25/2037	0.484%	4,006	1,921	717
MARM_05-1	2/25/2035	2.713%	3,652	3,703	2,448
MERRILL LYNCH MOR INVEST INC M	8/25/2033	2.396%	4,077	4,070	3,595
MLCC_2004-1	12/25/2034	2.080%	1,307	1,310	1,217
MLMI_05-A1	12/25/2034	2.603%	2,790	2,797	2,559
MLMI_05-A2	2/25/2035	2.606%	5,291	5,292	4,441
MSM_2004-10AR	11/25/2034	2.654%	791	800	654
MSM_2004-10AR	11/25/2034	2.477%	2,767	2,806	2,280
MSM_2004-6AR	8/25/2034	2.765%	4,898	3,044	1,641
MSRR_10-R5	7/26/2036	0.454%	7,393	7,216	7,128	(d)
MSRR_10-R5	5/26/2037	0.487%	8,132	7,997	7,871	(d)
MSRR_10-R6	9/26/2036	0.664%	7,594	7,387	7,275	(d)
RALI_04-QR1	10/25/2034	5.250%	1,498	1,500	1,500
RALI_04-QS5	4/25/2034	4.750%	1,463	1,458	1,462
RALI_05-QA2	2/25/2035	3.012%	5,700	5,387	3,475
RALI_07-Q	2/25/2047	0.484%	9,079	3,039	1,667
RBSSP_09-8	5/21/2035	0.887%	16,499	14,691	14,391	(d)
RFMSI_03-QS2	2/25/2033	4.500%	1,409	1,399	1,372
RFMSI_05-SA2	6/25/2035	5.080%	9,219	9,239	8,277
SASC_2003-24A	7/25/2033	5.587%	599	607	559
STRUCTURED ADJUSTABLE RATE MORT	3/25/2034	1.618%	5,511	4,861	1,662
WAMU_03-AR6	6/25/2033	2.572%	4,309	4,299	3,958
WAMU_04-AR10	7/25/2044	0.734%	1,754	1,761	1,231
WAMU_05-AR3	3/25/2035	2.573%	5,360	5,381	4,371
WASHINGTON MUTUAL WAMU_05-AR10	9/25/2035	2.500%	10,000	9,999	6,522
WASHINGTON MUTUAL WAMU_05-AR4	4/25/2035	2.576%	10,000	9,968	6,866
WFMBS_03-14	12/25/2018	4.750%	3,208	3,099	3,277
WFMBS_03-16	12/25/2018	4.750%	4,551	4,342	4,599
WFMBS_03-17	1/25/2034	5.500%	1,940	1,948	1,936
WFMBS_03-8	8/25/2018	4.500%	5,458	5,590	5,579
WFMBS_03-M	12/25/2033	4.690%	4,796	4,952	4,804
WFMBS_04-0	8/25/2034	4.890%	2,015	1,998	2,038
WFMBS_04-CC	1/25/2035	2.948%	2,381	2,389	2,189
WFMBS_04-DD	1/25/2035	2.642%	5,761	5,760	4,853
WFMBS_04-I	7/25/2034	2.691%	5,797	5,807	5,358

WFMBS_04-K	7/25/2034	4.724%	12,505	12,948	12,520
WFMBS_04-P	9/25/2034	2.676%	6,253	6,058	2,120
WFMBS_04-Q	9/25/2034	2.695%	10,105	10,259	9,427
WFMBS_04-W	11/25/2034	2.608%	17,708	17,746	15,862
WFMBS_05-AR12	6/25/2035	2.690%	8,812	8,313	7,596
WFMBS_05-AR2	3/25/2035	2.720%	1,751	1,757	1,439
WFMBS_05-AR2	3/25/2035	4.570%	4,596	4,561	4,092
Total Non-Agency Residential Mortgage Backed Securities			1,072,603	1,009,212	899,910
Total Residential Mortgage Backed Securities			1,428,990	1,371,856	1,275,134

Asset Backed Securities:
ABSHE_05-HE2	2/25/2035	0.969%	4,658	3,934	4,285
ACCR_05-4	12/25/2035	0.504%	1,851	1,803	1,814
AESOP_09-1A	10/20/2013	9.310%	10,000	10,431	10,418	(d)
CARAT_07-4A	5/15/2014	5.300%	2,157	2,157	2,175
CBASS_05-RP2	9/25/2035	6.090%	1,077	1,047	1,047	(d)
CENTEX HOME EQUITY CHECK_03-A	12/25/2031	4.250%	1,624	1,611	1,542
CLI FUNDING LLC CLIF_06-1	8/18/2021	0.465%	4,235	2,838	3,870	(d)
CLIF_11-2	10/18/2026	4.940%	8,842	8,838	8,881	(d)
CMLTI_09-6	4/25/2037	0.364%	3,025	3,002	2,880	(d)
CMLTI_09-7	4/25/2037	0.394%	4,036	3,950	3,974	(d)
COLLE_02-2	3/1/2042	1.626%	10,000	7,980	8,800	(d)
COMET_06-A5	1/15/2016	0.338%	30,000	28,468	29,944
CRNN_11-1A	11/18/2026	4.940%	4,958	4,957	4,944	(d)
CWHEL_04-K	2/15/2034	0.578%	562	491	348
CWL_05-4	10/25/2035	0.754%	11,429	10,833	10,737
DCENT_07-A2	6/15/2015	0.886%	16,010	15,309	16,054
DCMT_05-4	6/16/2015	0.368%	15,000	14,268	14,988
EQUITY ONE EQABS_2004-3	7/25/2034	5.100%	5,183	5,242	4,878
FREMONT HOME LOAN TRUST FHLT_0	6/25/2035	0.774%	2,271	2,214	2,183
FMIC_04-3	8/25/2034	2.139%	5,237	4,709	4,573
GALC_09-1	12/15/2013	3.190%	7,551	7,634	7,683	(d)
GALC_11-1	4/15/2016	2.340%	9,000	9,000	9,109	(d)
JPMAC_06-HE2	7/25/2036	0.357%	87	87	87
FORDO_09-B	7/15/2014	4.500%	10,000	10,000	10,337
GOAL CAPITAL FUNDING TRUST GOA	6/25/2021	0.594%	178	177	177
GTP_11-1	6/15/2041	3.967%	7,000	7,000	6,995	(d)
HENDR_10-3A	12/15/2048	3.820%	2,579	2,583	2,540	(d)
LRF_10-4	8/20/2018	1.700%	1,868	1,853	1,850	(d)
LRF_11-1	12/20/2018	1.700%	5,324	5,231	5,223	(d)
OOMLT_07-HL1	2/25/2038	0.414%	2,201	2,143	2,143
RAMC_05-3	11/25/2035	4.814%	3,463	3,454	3,226
RAMP_06-EFC1	2/25/2036	0.494%	1,364	1,310	1,290
RASC_03-K10	12/25/2033	4.540%	3,508	3,548	3,387
RASC_05-KS12	1/25/2036	0.544%	3,647	3,487	3,447
RCFC_11-1A	2/25/2016	2.510%	2,500	2,500	2,525	(d)
RESTRUCTURED ASSET SECURITIES	12/15/2030	4.000%	1,862	1,860	1,846	(d)
RFMSI_04-KS9	10/25/2034	4.620%	7,400	6,876	5,770
SBAC_10-1	4/15/2040	4.254%	5,000	5,191	5,058	(d)
SBAP_02-20J	10/1/2022	4.750%	1,815	1,839	1,971
SBAP_03-10F	11/1/2013	3.900%	546	548	555
SBAP_04-10A	1/1/2014	3.870%	1,069	1,072	1,087
SBAP_05-10D	7/1/2015	4.510%	1,537	1,537	1,595
SDART_11-2	2/16/2015	1.290%	5,000	5,000	4,991
SDART_11-S1	5/15/2017	1.480%	6,683	6,682	6,686	(d)
SLMA_03-A	9/15/2020	0.986%	7,045	5,951	6,746
SLMA_05-A	12/15/2020	0.686%	8,541	6,769	8,324
SLMA_05-B	3/15/2023	0.527%	15,132	13,227	14,384
SLMA_06-3	7/25/2019	0.498%	12,660	12,305	12,479
SLMA_11-2	11/25/2027	0.894%	4,772	4,763	4,684
SMAT_11-2USA	4/14/2017	2.310%	3,000	2,999	3,014	(d)
SMAT_11-4USA	8/14/2017	2.280%	5,000	5,000	5,005	(d)
SRFC_11-1A	4/20/2026	3.350%	5,035	5,034	4,931	(d)
SVHE_06-EQ1	10/25/2036	0.404%	1,094	1,085	1,073
TAL ADVANTAGE LLC TAL_10-2	10/20/2025	4.300%	8,833	8,834	9,148	(d)
UHAUL_07-BT1	2/25/2020	5.559%	9,428	9,808	9,729	(d)
UHAUL_10-BT1A	10/25/2023	4.899%	11,133	11,133	11,620	(d)
Total Asset Backed Securities			325,010	311,602	319,050

Commercial Mortgage Backed Securities
Agency Commercial Mortgage Backed Securities:
FMGT_03-T5	3/25/2013	4.055%	1,379	1,379	1,402
FNMA_06-M2	10/25/2032	5.271%	12,069	12,896	14,362
FNMA 461647	1/1/2019	6.075%	3,349	3,377	3,474
GNMA_04-10	7/16/2031	4.043%	4,041	4,029	4,130
GNMA_10-16	1/16/2040	3.214%	7,821	7,898	8,145
GNMA_10-161	5/16/2035	2.110%	4,870	4,941	4,939
GNMA_10-65	11/16/2028	2.017%	10,181	10,182	10,239
GNMA_11-165	10/16/2037	2.194%	25,000	25,396	25,397
GNMA_2004-23	9/16/2027	3.629%	4,760	4,755	4,889
Total Agency Commercial Mortage Backed			73,470	74,853	76,977

Non-Agency Commercial Mortgage Backed Securities:
BACM_02-2	7/11/2043	5.118%	4,184	4,169	4,207
BACM_03-1	9/11/2036	3.878%	545	544	545
BACM_05-1	11/10/2042	5.162%	10,000	10,674	10,899
BACM_05-4	7/10/2045	4.764%	366	365	365
BACM_2004-5	11/10/2041	4.561%	286	286	286
BSCMS_03-TOP10	3/13/2040	4.000%	707	707	712
BSCMS_05-PW10	12/11/2040	5.382%	8,073	8,472	8,525
BSCMS_05-PWR7	2/11/2041	4.945%	2,153	2,149	2,157
CD_05-C1	7/15/2044	5.225%	11,782	12,380	12,465
CFCRE_11-C2	12/15/2047	3.061%	8,000	8,119	8,167
CGCMT_05-EMG	9/20/2051	4.518%	9,307	9,390	9,516	(d)
COMM_11-THL	6/9/2028	3.376%	5,000	4,977	5,069	(d)
CSFBMSC_03-C3	5/15/2038	3.936%	6,190	6,144	6,327
CSFBMSC_04-C2	5/15/2036	3.819%	10,265	10,271	10,387
DBUBS_11-LC1A	11/10/2046	3.742%	15,673	16,018	16,416	(d)
DBUBS_11-LC2A	7/10/2044	3.527%	4,804	4,849	4,940	(d)
ESA_10-ESHA	11/5/2027	2.951%	26,106	25,976	26,152	(d)
GCCFC_05-GG3	8/10/2042	4.305%	3,057	3,060	3,055
GCCFC_05-GG5	4/10/2037	5.117%	13,011	13,090	13,068
GCCFC_07-GG11	12/10/2049	5.358%	5,761	5,715	5,800
GCCFC_07-GG9	3/10/2039	5.381%	10,485	10,556	10,544
GECMC_05-C3	7/10/2045	5.046%	864	863	864
GECMC_05-C3	7/10/2045	4.940%	74	76	75
GFCM_03-1	5/12/2035	5.254%	3,097	2,989	3,262	(d)
GMACC_03-C2	5/10/2040	5.453%	7,000	7,007	7,380
GSMS_05-GG4	7/10/2039	4.680%	2,676	2,632	2,711
GSMS_07-EOP	3/6/2020	0.360%	11,801	11,746	11,704	(d)
GSMS_10-C2	12/10/2043	3.849%	9,756	9,843	10,123	(d)
GSMS_11-ALF	2/10/2021	2.716%	23,493	23,503	23,549	(d)
GSMS_11-GC5	8/10/2044	2.999%	12,500	12,619	12,868
JPMCC-07-CB19	2/12/2049	5.723%	3,806	3,978	4,055
JPMCCMSC_03-CIBC6	7/12/2037	4.393%	1,606	1,602	1,620
JPMCC_02-CIB5	10/12/2037	4.372%	225	225	225
JPMCC_03-CB7	1/12/2038	4.879%	9,579	9,913	10,046
JPMCC_05-LDP1	3/15/2046	4.853%	5,236	5,261	5,444
JPMCC_05-LDP5	12/15/2044	5.198%	10,000	10,203	10,051
JPMCC_07-CB20	2/12/2051	5.629%	8,843	8,967	8,984
JPMCC_10-C2	11/15/2043	2.749%	9,347	9,422	9,464	(d)
JPMCC_10-CNTR	8/5/2032	3.300%	11,314	11,412	11,503	(d)
JPMCC_11-C5	8/15/2046	3.149%	5,000	5,048	5,154
JPMCC_11-PLSD	11/13/2044	3.364%	7,195	7,247	7,268	(d)
JPMCMFC_03-LN1	10/15/2037	4.134%	2,604	2,563	2,664
LB-UBS COMM MORT TRUST LBUBSCM	9/15/2026	4.071%	553	553	556
LB-UBS COMM MORT TRUST LBUBSCM	9/15/2027	4.064%	641	640	641
LBUBS_05-C7	11/15/2030	5.103%	11,756	11,735	11,751
MLMT_05-CIP1	7/12/2038	4.960%	7,239	7,024	7,305
MSC_07-HQ13	12/15/2044	5.357%	10,260	10,202	10,306
MSC_11-C1	9/15/2047	2.602%	10,723	10,808	10,888	(d)
MSC_11-C3	7/15/2049	3.224%	4,000	4,038	4,141
PCMT_03-PWR1	2/11/2036	3.669%	1,518	1,510	1,530
UBSC_11-C1	1/10/2045	3.187%	9,000	9,134	9,183
WBCMT_05-C17	3/15/2042	5.037%	4,826	4,878	4,994
WFDB_2011-BXR	7/5/2024	3.662%	2,500	2,500	2,563	(d)
Total Non-Agency Commercial Mortage Backed			364,787	368,052	372,474
Total Commercial Mortage Backed			438,257	442,905	449,451

Total Mortgage Backed Securities			2,192,258	2,126,363	2,043,635

Corporate Debt Securities
BANKING
WASHINGTON MUTUAL BANK FA	6/15/2011	0.000%	1,500	—	—	(e)
Total Banking			1,500	0	0

BUILDING PRODUCTS
KB Home	2/1/2014	5.750%	1,660	1,657	1,594
KB Home	1/15/2015	5.875%	2,035	2,031	1,872
Total Building Products			3,695	3,688	3,466

CABLE
COMCAST HOLDINGS CORP	7/15/2012	10.625%	2,250	2,337	2,346
VIDEOTRON - LE GRPE LTD	1/15/2014	6.875%	607	607	609
ROGERS CABLE SYSTEMS	6/15/2013	6.250%	1,500	1,505	1,606
Rogers Communications Inc	3/1/2014	6.375%	8,800	9,423	9,703
Total Cable			13,157	13,872	14,264

CHEMICALS
Dow Chemical Co/The	5/15/2014	7.600%	8,950	9,803	10,121
LYONDELL CHEMICAL CO	5/1/2018	11.000%	50	50	55
NOVA CHEMICALS CORPORATION	1/15/2012	6.500%	1,800	1,800	1,802
Total Chemicals			10,800	11,653	11,978

ELECT. GAS & OTHER
APPALACHIAN POWER	2/1/2015	4.950%	6,265	6,807	6,835

F 34

APPALACHIAN POWER	5/24/2015	3.400%	15,000	15,203	15,723
ARIZONA PUB SERVICE	3/1/2012	6.500%	8,300	8,337	8,375
ARIZONA PUB SERVICE	6/30/2014	5.800%	1,250	1,351	1,384
CENTERPOINT ENERGY HOUSTON ELE	3/1/2014	7.000%	10,858	12,042	12,230
CENTERPOINT ENERGY RESOURCES CORP	1/15/2014	5.950%	8,250	8,831	8,953
COLORADO INTERSTATE GAS CO	3/15/2015	5.950%	812	879	876
COLORADO INTERSTATE GAS CO	11/15/2015	6.800%	18,926	20,979	21,726
CONSOLIDATED NAT GAS CO	3/1/2014	5.000%	9,475	10,116	10,184
CONSUMERS ENERGY COMPANY	2/15/2014	6.000%	2,855	3,106	3,117
CONSUMERS ENERGY COMPANY	3/15/2015	5.000%	1,000	1,077	1,101
DAYTON POWER AND LIGHT COMPANY	10/1/2013	5.125%	5,000	5,311	5,340
DTE Energy Co	5/15/2014	7.625%	8,100	9,240	9,205
Duke Energy Corp	4/1/2015	3.350%	7,000	7,235	7,379
KINDER MORGAN ENERGY PARTNERS	2/15/2015	5.625%	17,605	19,546	19,333
METROPOLITAN EDISON	3/15/2013	4.950%	5,000	5,162	5,189
NEVADA POWER COMPANY	4/15/2012	6.500%	2,522	2,550	2,560
NISOURCE FINANCE CORPORATION	3/1/2013	6.150%	2,273	2,354	2,387
NISOURCE FINANCE CORPORATION	7/15/2014	5.400%	10,000	10,459	10,882
NORTHWEST PIPELINE	6/15/2016	7.000%	4,280	5,015	5,058
OHIO POWER CO	1/15/2014	4.850%	6,780	7,176	7,198
ONCOR ELECTRIC DELIVERY CO	1/15/2015	6.375%	5,210	5,864	5,953
PSEG POWER	4/1/2014	5.000%	9,900	10,463	10,601
Pacific Gas & Electric Co	3/1/2014	4.800%	4,400	4,710	4,726
TRANS CONTINENTAL GAS PIPELINE	4/15/2016	6.400%	649	748	752
TRANSALTA CORPORATION	1/15/2015	4.750%	3,600	3,838	3,858
Total Electric, Gas & Other			175,310	188,399	190,925

ENERGY
Anadarko Petroleum Corp	9/15/2016	5.950%	5,000	5,415	5,668
Chesapeake Energy Corp	8/15/2017	6.500%	210	209	224
ENCANA HOLDINGS FINANCE CORP.	5/1/2014	5.800%	1,109	1,207	1,204
ENTERPRISE PRODUCTS OPERATING	10/15/2014	5.600%	4,000	4,379	4,383
Newfield Exploration Co	9/1/2014	6.625%	200	201	202
PLAINS ALL AMERICAN PIPELINE LP	12/15/2013	5.625%	4,400	4,704	4,701
WEATHERFORD INTERNATIONAL LTD	3/15/2013	5.150%	242	245	252
XTO Energy Inc	2/1/2014	4.900%	1,000	998	1,086
Total Energy			16,161	17,358	17,720

FINANCE
SUNGARD DATA	1/15/2014	4.875%	370	357	371
WOODSIDE FINANCE	11/10/2014	4.500%	20,758	21,242	21,849	(d)
ALERIS INTERNATIONAL INC	6/1/2020	6.000%	4	4	4
HERTZ CORPORATION - THE	1/1/2014	8.875%	149	149	150
Lakes Entertainment Inc	1/15/2014	7.375%	13,503	14,944	15,240
France Telecom SA	9/14/2016	2.750%	7,500	7,466	7,520
Total Finance			42,284	44,162	45,134

FOOD AND DRUG
Kroger Company	4/15/2012	6.750%	13,169	13,358	13,385
Kroger Company	10/1/2015	3.900%	4,000	4,263	4,300
Total Food and Drug			17,169	17,621	17,685

FOOD PROC/BEV/BOTTLG
General Mills Inc	5/16/2014	1.550%	10,000	10,000	10,067
Total Food Processing/Beverages/Bottling			10,000	10,000	10,067

HEALTHCARE
AmerisourceBergen Corp	9/15/2015	5.875%	9,434	10,620	10,753
Cardinal Health Inc	6/15/2015	4.000%	3,660	3,913	3,917
Express Scripts Inc	5/15/2016	3.125%	5,000	5,062	5,028
McKesson Corp	2/15/2014	6.500%	1,055	1,138	1,167
WellPoint Inc	8/1/2012	6.800%	3,700	3,737	3,826
WellPoint Inc	1/15/2016	5.250%	3,370	3,746	3,773
Total Healthcare			26,219	28,216	28,464

HOME BUILDERS
Meritage Homes Corp	3/15/2015	6.250%	845	822	832
Total Home Builders			845	822	832

INDUSTRIAL OTHER
GIBRALTAR INDUSTRIES	12/1/2015	8.000%	250	250	250
Total Industrial Other			250	250	250

MEDIA
BSKYB FINANCE UK PLC	10/15/2015	5.625%	5,645	6,246	6,330	(d)
LIN TELEVISION CORP	5/15/2013	6.500%	377	377	377
REED ELSEVIER CAPITAL	1/15/2014	7.750%	19,000	20,760	21,199
TCM SUB LLC	1/15/2015	3.550%	32,561	33,241	34,264	(d)
Time Warner Inc	5/1/2012	6.875%	14,141	14,313	14,424
Total Media			71,724	74,937	76,594

METALS/MINING
INTERNATIONAL STEEL GROUP	4/15/2014	6.500%	15,530	16,702	16,419
Total Metals/Mining			15,530	16,702	16,419

RAILROADS
CSX Corp	4/1/2015	6.250%	1,099	1,253	1,256
Burlington Northern Santa Fe LLC	1/2/2012	4.255%	194	194	195	(d)
UNION PACIFIC RAILROAD COMPANY	7/1/2012	3.860%	2,205	2,205	2,223	(d)
Total Railroads			3,498	3,652	3,674

RETAIL-STORES
Best Buy Co Inc	3/15/2016	3.750%	10,000	9,809	9,851
CONVENIENCE RETAILERS LLC	11/22/2016	2.750%	10,500	10,500	10,562	(d)
Total Retail - Stores			20,500	20,309	20,413

SERVICES OTHER
Waste Management Inc	3/11/2015	6.375%	1,040	1,190	1,187
Waste Management Inc	9/1/2016	2.600%	8,280	8,320	8,404
Total Services Other			9,320	9,510	9,591

TECHNOLOGY
Moog Inc	1/15/2015	6.250%	1,500	1,502	1,515
Total Technology			1,500	1,502	1,515

TELECOMMUNICATIONS
DEUTSCHE TELEKOM INTERNATIONAL	4/11/2016	3.125%	10,000	10,230	10,074	(d)
QWEST CORP	6/15/2015	7.625%	510	512	565
TELEFONICA EMISIONES SAU	4/27/2015	3.729%	4,500	4,495	4,315
Vodafone Group PLC	1/30/2015	5.375%	24,065	25,783	26,672
Vodafone Group PLC	12/16/2013	5.000%	10,000	10,453	10,730
Total Telecommunications			49,075	51,473	52,356

TRANSPORTATION-OTHER
Wabtec Corp/DE	7/31/2013	6.875%	1,360	1,364	1,418
Total Transportation			1,360	1,364	1,418
Total - Corporate Debt Securities			489,898	515,491	522,765

Total - Fixed Maturities			2,684,523	2,644,239	2,568,896

COMMON STOCK
Corporated - Chemicals
LyondellBasell Industries NV		0.000%	16	82	526
Total - Corporate Chemicals			16	82	526
Corporate - Finance
NPF XII INC - ABS		0.000%	10,000	—	—
Total - Corporate - Finance			10,000	—	—
Corporate - Industrial
AFFINITY GAMING LLC (HERBST)		0.000%	9	86	97	(d)
Contech Construction Products		0.000%	97	—	1
Cumulus Media Inc		0.000%	22	66	72
MARK IV INDUSTRIES		0.000%	10	115	398
MEDIANEWS GROUP INC		0.000%	3	41	46
MGM HOLDINGS II INC		0.000%	37	714	807
SuperMedia Inc		0.000%	2	—	4
TROPICANA ENTERTAINMENT LLC		0.000%	4	—	60
Total - Corporate - Industrial			184	1,022	1,485
Corporate - Telecommunications
Hawaiian Telcom Holdco Inc		0.000%	3	50	51
Total - Corporate - Telecommunications			3	50	51
Corporate - Metals/Mining
ALERIS INTERNATIONAL INC		0.000%	5	172	293
Total - Metals/Mining			5	172	293
Total - COMMON STOCK			10,207	1,327	2,355

CDOs:
MERRILL LYNCH ELLIOT & PAGE XIV SER 98-E			11,000	0	0	(d)(e)
TOTAL CDOs			11,000	0	0

TOTAL AVAILABLE FOR SALE INVESTMENTS			2,705,730	2,645,566	2,571,250

SYNDICATED LOANS
AIRLINES
UNITED AIR LINES INC	2/1/2014	2.313%	491	491	468
US Airways Group Inc	3/21/2014	2.760%	533	533	460
Total Airlines			1,024	1,024	928

BUILDING PRODUCTS
Contech Construction Products	1/31/2013	0.000%	718	718	499	(e)
Total Building Products			718	718	499

CABLE
CSC HOLDINGS INC	3/29/2016	2.007%	1,713	1,704	1,684
INSIGHT MIDWEST LP/INSIGHT CAP	4/7/2014	2.020%	1,850	1,827	1,823
LodgeNet Interactive Corp	4/4/2014	6.500%	341	341	293
MEDIACOM LLC	1/31/2015	1.960%	1,248	1,223	1,171
Total Cable			5,152	5,095	4,971

CHEMICALS
BERRY PLASTICS (BPC HOLDINGS)	4/3/2015	2.278%	2,287	2,194	2,177
HUNTSMAN INTERNATIONAL LLC	4/19/2014	1.832%	441	436	429
HUNTSMAN INTERNATIONAL LLC	4/19/2017	2.883%	1,204	1,198	1,150
MACDERMID INC	4/12/2014	2.260%	857	830	833
PQ CORP	7/30/2014	3.645%	1,775	1,731	1,666
Total Chemicals			6,564	6,389	6,255

ELCTNC/INFO/DATATECH
Acxiom Corp	3/15/2015	3.353%	138	138	137
Total Electronic/Infor/Datatech			138	138	137

ELECT. GAS & OTHER
TXU (ENERGY FUTURE HOLDINGS)	10/10/2014	3.776%	1,868	1,823	1,299
Total Electric, Gas & Other			1,868	1,823	1,299

FINANCE - OTHER
ALIX PARTNERS	10/12/2013	2.545%	1,152	1,144	1,118
BIOMET	3/25/2015	3.322%	288	288	280
CATALENT PHARMA SOLUTIONS	4/10/2014	2.510%	697	685	667
CELANESE HOLDINGS LLC	10/31/2016	3.122%	1,136	1,129	1,139
CENGAGE LEARNING (THOMSON)	7/3/2014	2.510%	240	239	204
CHARTER COMMUNICATIONS OPERATI	9/6/2016	3.620%	1,783	1,717	1,740
CROWN CASTLE OPERATING CO	3/6/2014	1.760%	1,620	1,593	1,594
EMMIS OPERATING COMPANY	11/1/2013	4.363%	171	171	158
Education Management Corp	6/3/2013	2.125%	650	650	613
GENERAC ACQ (GENERAL POWER)	11/10/2013	2.802%	191	191	188
Graphic Packaging Holding Co	5/16/2014	2.368%	419	419	416
HEXION SPECIALTY CHEMICALS INC	5/5/2015	4.063%	404	404	390
HEXION SPECIALTY CHEMICALS INC	5/5/2015	4.187%	384	372	366
HEXION SPECIALTY CHEMICALS INC	5/5/2015	4.125%	182	182	175
JETRO HOLDINGS	7/2/2014	2.510%	1,068	1,056	1,051
MILLENIUM CHEMICALS	5/15/2014	2.619%	328	328	324
NATIONAL CINEMEDIA LLC	2/13/2015	2.050%	1,498	1,455	1,440
NE ENERGY (FIRSTLIGHT POWER)	11/1/2013	2.813%	254	254	243
NIELSEN FINANCE LLC	8/9/2013	2.276%	24	24	24
NIELSEN FINANCE LLC	5/2/2016	4.026%	988	986	966
NIELSEN FINANCE LLC	5/2/2016	3.526%	437	432	427
NORANDA ALUMINIUM ACQUISITION	5/18/2014	2.010%	396	392	388
NUVEEN INVESTMENTS INC	11/13/2014	3.392%	400	390	382
NUVEEN INVESTMENTS INC	5/13/2017	5.898%	468	464	448
OSI RESTAURANT PARTNERS INC	6/14/2013	1.128%	20	20	18
OSI RESTAURANT PARTNERS INC	6/14/2014	2.563%	199	198	187
REABLE THERAPEUTICS FINANCE LLC	5/20/2014	3.260%	516	513	494
REVOLUTION STUDIOS	12/21/2012	2.760%	362	362	248
SABRE INC	9/30/2014	2.307%	286	286	236
SALLY HOLDINGS LLC	11/16/2013	2.510%	943	943	940
SURGICAL CARE AFFILIATES INC	12/29/2014	2.372%	144	144	132
TRIBUNE CO	6/4/2014	0.000%	790	787	460	(e)
TRIBUNE CO	9/29/2014	0.000%	319	319	180	(e)
UPC BROADBAND HOLDING BV	12/30/2016	3.872%	145	145	139
UPC BROADBAND HOLDING BV	12/31/2017	3.770%	1,102	1,080	1,050
Windstream Corp	12/17/2015	3.131%	239	239	237
YANKEE ACQUISITION CORP	2/6/2014	2.260%	179	179	177
ZUFFA LLC	6/19/2015	2.313%	192	192	183
Total Finance Other			20,614	20,372	19,422

FOOD & Drug
Rite Aid Corp	6/4/2014	2.028%	733	733	692
SUPERVALU Inc	10/5/2015	3.510%	1,578	1,579	1,527
Total Food & Drug			2,311	2,312	2,219

FOOD PROC/BEV/BOTTLG
Constellation Brands Inc	6/5/2013	2.013%	285	285	283
DEAN FOODS CO	4/2/2016	3.370%	2,974	2,898	2,867
Total Food Processing/Beverages/Bottling			3,259	3,183	3,150

GAMING
AFFINITY GAMING LLC (HERBST)	12/17/2015	10.000%	152	152	152
VENETIAN CASINO RESORT LLC	11/23/2016	2.840%	553	530	530
VENETIAN CASINO RESORT LLC	11/23/2016	2.840%	112	107	107
Total Gaming			817	789	789

HEALTHCARE
HCA Inc	5/1/2018	3.619%	1,184	1,180	1,119
Total Healthcare			1,184	1,180	1,119

INDUSTRIAL
Freescale Semiconductor Holding	12/1/2016	4.520%	1,499	1,457	1,431
Total Industrial			1,499	1,457	1,431

LEISURE
AMF BOWLING WORLDWIDE	6/7/2013	2.760%	244	244	205
HIT ENTERTAINMENT INC	6/1/2012	5.521%	223	223	221
Total Leisure			467	467	426

MEDIA
CINEMARK USA INC	4/30/2016	3.590%	1,436	1,422	1,425
Dex One Corp (RH Donnelly)	10/24/2014	9.000%	397	397	140
GateHouse Media Inc	8/28/2014	2.260%	1,483	1,484	325
Gray Television Inc	12/31/2014	3.780%	502	500	484
QUEBECOR MEDIA INC	1/17/2013	2.403%	297	298	295
Spanish Broadcasting System Inc	6/10/2012	2.010%	828	828	764
UNIVISION COMMUNICATIONS INC	3/31/2017	4.831%	415	370	369
YELL FINANCE B.V.	7/31/2014	4.010%	1,334	1,314	360
Total Media			6,692	6,613	4,162

PUBLISHING
ADVANSTAR COMMUNICATIONS	6/2/2014	2.620%	598	598	419
MEDIANEWS GROUP INC	3/19/2014	8.500%	29	29	26
PENTON MEDIA INC	8/1/2014	5.000%	145	145	89
Total Publishing			772	772	534

RETAIL-STORES
MICHAELS STORES INC	7/31/2016	4.250%	437	437	429
PEP Boys-Manny Moe & Jack/The	10/27/2013	2.530%	548	546	536
Total Retail Stores			985	983	965

SERVICES-OTHER
ARAMARK CORP	1/26/2014	2.244%	338	332	331
ARAMARK CORP	1/26/2014	2.169%	27	27	27
ARAMARK CORP	7/26/2016	3.544%	49	49	48
ARAMARK CORP	7/26/2016	3.619%	745	740	726
SuperMedia Inc	12/31/2015	11.000%	280	506	129
Weight Watchers International	1/26/2014	1.625%	383	380	377
Weight Watchers International	6/30/2016	2.625%	850	846	841
Total Services - Other			2,672	2,880	2,479

TELECOMMUNICATIONS
HAWAIIAN TELCOM COMMUNICATIONS	10/28/2015	9.000%	100	100	101
TIME WARNER TELECOM HOLDINGS INC	12/30/2016	3.510%	1,416	1,407	1,402
Total Telecommunications			1,516	1,507	1,503

TXTIL/APPRL/SHOE MFG
GUILFORD MILLS	9/8/2013	8.000%	77	77	73
GUILFORD MILLS	3/18/2013	8.001%	131	131	124
Total Textile/Apparel/Shoe Mfg			208	208	197

Total - Syndicated Loans			58,458	57,910	52,486

Allowance for Loan Losses			(4,163)	(4,163)	—
Total - Syndicated Loans, Net			54,295	53,746	52,485

TOTAL Investments in Securities of Unaffiliated Issuers			2,834,526	2,773,811	2,698,234

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

(b)

All cash equivalents and available for sale investments are carried at fair value. In the absence of market quotations, securities are valued by Ameriprise Certificate Company at fair value. All syndicated loans are carried at amortized cost, less allowance for loan losses on the balance sheet.

(c)

Aggregate cost of cash equivalents in investments in securities of unaffiliated issuers for federal income tax was $74.5 million. Available for sale investments in securities of unaffiliated issuers for federal income tax purposes was $2.700 billion. Aggregate cost of syndicated loan investments in securities of unaffiliated issuers for federal Income tax purposes was $57.8 million.

(d)	Securities acquired in private negotiation which may require registration under federal securities law if they were to be publicly sold.
(e)	Non-Income producing securities.

AMERIPRISE CERTIFICATE COMPANY	SCHEDULE III
Mortgage Loans on Real Estate and Interest Earned on Mortgages
Year Ended December 31, 2011
(Thousands)

			Part 1 -		Mortgage loans on real estate at end of period				Part 2 - Interest earned on mortgages
						Amount of principal unpaid at end of period			Interest	Average gross rate
Loan No. Description (a)	Property Location		Number of loans	Prior liens (b)	Carrying amount of mortgages (c),	Total	Subject to delinquent interest (d)	Amount of mortgages being foreclosed	due and accrued at end of period (e)	of interest on mortgages held at end of period (f)

First mortgages:
Insured by Federal Housing Administration - liens on:
Residential - under $100			0		$0	$0	$0	$0		0.000%
Apartment and business - under $100			0		0	0	0	0		0.000%

Total			0		0	0	0	0		0.000%
Partially guaranteed under Serviceman’s
Readjustment Act of 1944, as amended - liens on:
Residential - under $100			0		0	0	0	0		0.000%
Apartment and business - under $100			0		0	0	0	0		0.000%

Total			0		0	0	0	0		0.000%
Other - liens on:
Residential			0		0	0	0	0		0.000%

Apartment and business:
Under $100			—		—	—	—	—		0.000%
$100 to $150			—		—	—	—	—		0.000%
$150 to $200			—		—	—	—	—		0.000%
$200 to $250			—		—	—	—	—		0.000%
121047256	Rapid City	SD	1		228	228	—	—		6.750%
121047298	Rock Hill	SC	1		235	235	—	—		7.250%
$250 to $300			—		—	—	—	—		0.000%
$300 to $350			—		—	—	—	—		0.000%
121047295	Concord	NC	1		324	324	—	—		7.000%
$350 to $400			—		—	—	—	—		0.000%
$400 to $450			—		—	—	—	—		0.000%
121047294	Hope Mills	NC	1		417	417	—	—		7.000%
$450 to $500			—		—	—	—	—		0.000%
121047157	Tampa	FL	1		484	484	—	—		7.650%
Over $500:
121047195	Pharr	TX	1	—	1,255	1,255	—	—		5.680%
121047196	Pharr	TX	1	—	2,808	2,808	—	—		5.680%
121047197	Alamo	TX	1	—	643	643	—	—		5.680%
121047210	West Haven	CT	1	—	5,441	5,441	—	—		5.980%
121047214	Plymouth	MN	1	—	8,081	8,081	—	—		5.480%
121047215	Urbandale	IA	1	—	1,794	1,794	—	—		5.550%
121047216	Urbandale	IA	1	—	1,412	1,412	—	—		5.550%
121047224	Plano	TX	1	—	1,797	1,797	—	—		6.000%
121047226	Austin	TX	1	—	1,782	1,782	—	—		5.500%
121047230	Houston	TX	1	—	1,653	1,653	—	—		5.110%
121047255	Forest Lake	MN	1	—	1,106	1,106	—	—		6.830%
121047262	Fargo	ND	1	—	4,474	4,474	—	—		5.820%
121047268	Sebring	FL	1	—	7,453	7,453	—	—		6.000%
121047281	Shaker Heights	OH	1	—	1,727	1,727	—	—		2.270%
121047285	Fort Myers	FL	1	—	1,067	1,067	—	—		6.750%
121047289	Newport News	VA	1	—	668	668	—	—		6.900%
121047318	Silverdale	WA	1	—	983	983	—	—		4.410%
121047320	Kirkland	WA	1	—	2,656	2,656	—	—		6.150%
121047329	Omaha	NE	1	—	964	964	—	—		6.750%
121047342	Tucson	AZ	1	—	2,468	2,468	—	—		5.250%
121087343	Durham	NC	1	—	1,981	1,981	—	—		5.000%
121047354	San Diego	CA	1	—	5,970	5,970	—	—		3.270%
121047355	Oregon City	OR	1	—	2,200	2,200	—	—		3.460%
121047356	Wood Dale	IL	1	—	1,996	1,996	—	—		4.030%
121047357	Wauconda	IL	1	—	1,447	1,447	—	—		4.030%
121087167	Ruskin	FL	1	—	3,650	3,650	—	—		5.650%
121087168	Riverview	FL	1	—	1,918	1,918	—	—		5.650%
121087187	Mebane	NC	1	—	3,164	3,164	—	—		5.690%
121087245	Southport	CT	1	—	3,191	3,191	—	—		5.750%
121087290	Doraville	GA	1	—	1,980	1,980	—	—		5.770%
121087313	Orchard Park	NY	1	—	3,216	3,216	—	—		5.460%
121087327	Marietta	GA	1	—	2,057	2,057	—	—		6.500%
121087337	Issaquah	WA	1	—	6,816	6,816	—	—		5.330%
121087344	Norcross	GA	1	—	1,808	1,808	—	—		6.220%
121087345	Henderson	NV	1	—	6,627	6,627	—	—		6.250%
121087346	Independence	MO	1	—	1,573	1,573	—	—		4.380%
121087347	Lawrencevill	GA	1	—	1,632	1,632	—	—		4.650%
121087348	Grandy	NC	1	—	935	935	—	—		4.250%
121087349	Carlsbad	CA	1	—	2,173	2,173	—	—		3.600%
121087350	Norwalk	CA	1	—	4,460	4,460	—	—		4.670%
121087351	Gardena	CA	1	—	1,947	1,947	—	—		4.450%
121087352	Bedford	NH	1	—	2,429	2,429	—	—		4.860%
121087353	Beaverton	OR	1	—	967	967	—	—		4.450%
121087358	Philadelphia	PA	1	—	2,600	2,600	—	—		3.590%
Total Other			49	—	118,657	118,657	—	—		5.292%

Unallocated Reserve for Losses					2,576

Total First Mortgage Loans on Real Estate			49		$116,081	$118,657	$0	$0

AMERIPRISE CERTIFICATE COMPANY	SCHEDULE III
Mortgage Loans on Real Estate and Interest Earned on Mortgages
Year Ended December 31, 2010
(Thousands)

			Part 1 -		Mortgage loans on real estate at end of period				Part 2 - Interest earned on mortgages
						Amount of principal unpaid at end of period			Interest	Average gross rate
Loan No. Description (a)	Property Location		Number of loans	Prior liens (b)	Carrying amount of mortgages (c),	Total	Subject to delinquent interest (d)	Amount of mortgages being foreclosed	due and accrued at end of period (e)	of interest on mortgages held at end of period (f)

First mortgages:
Insured by Federal Housing Administration - liens on:
Residential - under $100			0		$0	$0	$0	$0		0.000%
Apartment and business - under $100			0		0	0	0	0		0.000%

Total			0		0	0	0	0		0.000%
Partially guaranteed under Serviceman’s
Readjustment Act of 1944, as amended - liens on:
Residential - under $100			0		0	0	0	0		0.000%
Apartment and business - under $100			0		0	0	0	0		0.000%

Total			0		0	0	0	0		0.000%
Other - liens on:
Residential			0		0	0	0	0		0.000%

Apartment and business:
Under $100			—		—	—	—	—		0.000%
$100 to $150			—		—	—	—	—		0.000%
$150 to $200			—		—	—	—	—		0.000%
$200 to $250			—		—	—	—	—		0.000%
$250 to $300			—		—	—	—	—		0.000%
$300 to $350			—		—	—	—	—		0.000%
121047298	Rock Hill	SC	1		324	324	—	—		7.250%
121047256	Rapid City	SD	1		341	341	—	—		6.750%
$350 to $400
$400 to $450			—		—	—	—	—
121047295	Concord	NC	1	—	448	448	—	—		7.000%
$450 to $500
Over $500:
121047157	Tampa	FL	1	—	839	839	—	—		7.650%
121047195	Pharr	TX	1	—	1,349	1,349	—	—		5.680%
121047196	Pharr	TX	1	—	3,020	3,020	—	—		5.680%
121047197	Alamo	TX	1	—	692	692	—	—		5.680%
121047205	Tucson	AZ	1	—	2,984	2,984	—	—		6.330%
121047210	West Haven	CT	1	—	5,573	5,573	—	—		5.980%
121047214	Plymouth	MN	1	—	8,398	8,398	—	—		5.480%
121047215	Urbandale	IA	1	—	1,981	1,981	—	—		5.550%
121047216	Urbandale	IA	1	—	1,560	1,560	—	—		5.550%
121047224	Plano	TX	1	—	1,909	1,909	—	—		6.000%
121047226	Austin	TX	1	—	1,892	1,892	—	—		5.500%
121047230	Houston	TX	1	—	1,704	1,704	—	—		5.110%
121047255	Forest Lake	MN	1	—	1,681	1,681	—	—		6.830%
121047262	Fargo	ND	1	—	4,665	4,665	—	—		5.820%
121047268	Sebring	FL	1	—	7,593	7,593	—	—		6.000%
121047281	Shaker Heights	OH	1	—	1,737	1,737	—	—		2.270%
121047285	Fort Myers	FL	1	—	1,510	1,510	—	—		6.750%
121047289	Newport News	VA	1	—	934	934	—	—		6.900%
121047294	Hope Mills	NC	1	—	563	563	—	—		7.000%
121047308	Clearwater	FL	1	—	5,030	5,030	—	—		6.000%
121047318	Silverdale	WA	1	—	1,570	1,570	—	—		4.410%
121047320	Kirkland	WA	1	—	2,743	2,743	—	—		6.150%
121047329	Omaha	NE	1	—	989	989	—	—		6.750%
121047338	Santa Fe	NM	1	—	2,424	2,424	—	—		5.420%
121047342	Tucson	AZ	1	—	2,620	2,620	—	—		5.800%
121087167	Ruskin	FL	1	—	3,936	3,936	—	—		5.650%
121087168	Riverview	FL	1	—	2,068	2,068	—	—		5.650%
121087187	Mebane	NC	1	—	3,252	3,252	—	—		5.690%
121087245	Southport	CT	1	—	3,269	3,269	—	—		5.750%
121087290	Doraville	GA	1	—	2,112	2,112	—	—		5.770%
121087313	Orchard Park	NY	1	—	3,365	3,365	—	—		5.460%
121087325	Austin	TX	1	—	3,354	3,354	—	—		5.850%
121087327	Marietta	GA	1	—	2,124	2,124	—	—		6.500%
121087333	Broken Arrow	OK	1	—	1,359	1,359	—	—		5.130%
121087337	Issaquah	WA	1	—	7,135	7,135	—	—		5.330%
121087343	Durham	NC	1	—	2,007	2,007	—	—		6.300%
121087344	Norcross	GA	1	—	1,852	1,852	—	—		6.220%
121087345	Henderson	NV	1	—	6,735	6,735	—	—		6.250%
Total Other			41	—	109,641	109,641	—	—		5.797%

Unallocated Reserve for Losses					2,576

Total First Mortgage Loans on Real Estate			41		$107,065	$109,641	$0	$0

AMERIPRISE CERTIFICATE COMPANY
Mortgage Loans on Real Estate and Interest Earned on Mortgages	SCHEDULE III
Year Ended December 31, 2011
(Thousands)

Part 3 - Location of mortgaged properties

					Amount of principal
					unpaid at end of period
State in which mortgaged property is located		Number of loans	Prior liens (b)	Carrying amount of mortgages (c)	Total	Subject to delinquent interest (d)	Amount of mortgages being foreclosed

Arizona	AZ	1		2,468	2,468	—	—
California	CA	4		14,549	14,549
Connecticut	CT	2		8,632	8,632	—	—
Florida	FL	5		14,572	14,572	—	—
Georgia	GA	4		7,478	7,478	—	—
Iowa	IA	2		3,206	3,206	—	—
Illinois	IL	2		3,443	3,443
Minnesota	MN	2		9,187	9,187	—	—
Montana	MO	1		1,573	1,573
North Carolina	NC	5		6,821	6,821	—	—
North Dakota	ND	1		4,474	4,474	—	—
New England	NE	1		964	964	—	—
New Hampshire	NH	1		2,429	2,429
Nevada	NV	1		6,627	6,627	—	—
New York	NY	1		3,216	3,216	—	—
Ohio	OH	1		1,727	1,727	—	—
Oregon	OR	2		3,167	3,167
Pennsylvania	PA	1		2,600	2,600	—	—
South Carolina	SC	1		235	235	—	—
South Dakota	SD	1		228	228	—	—
Texas	TX	6		9,939	9,939	—	—
Virginia	VA	1		668	668	—	—
Washington	WA	3		10,454	10,454	—	—
TOTAL		49		118,657	118,657	—	—
Unallocated Reserve for Losses (Accts #1218300090 and #1218300010)				2,576
Total		49		$116,081	$118,657	$0	$0

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

(f)          Information as to interest income by type and class of loan has been omitted because it is not readily available and the obtaining thereof would involve unreasonable effort and expense.  In lieu thereof, the average gross interest rates (exclusive of amortization of discounts and premiums) on mortgage loans held at December 31, 2011 are shown by type and class of loan.

The average gross interest rates on mortgage loans held at December 31, 2011, 2010 and 2009 are summarized as follows:

	2011	2010	2009
First mortgages:
Insured by Federal Housing Administration	0.000%	0.000%	0.000%
Partially guaranteed under Servicemen’s Readjustment Act of 1944, as amended	0.000	0.000	0.000
Other	5.292%	5.797%	5.943%
Combined average	5.292%	5.797%	5.943%

(g)         Following is a reconciliation of the carrying amount of mortgage loans for the years ended December 31, 2011, 2010 and 2009.

	2011	2010	2009

Balance at beginning of period	$107,065	$130,283	$149,407
New loans acquired:
Nonaffiliated companies	—	—	—
Reserve for loss reversal	—	—	—
Total additions	—	—	—
	107,065	130,283	149,407
Deductions during period:
Collections of principal	21,684	18,739	14,304
Purchases and fundings	(30,700)	—	0
Transfers	—	2,900	2,120
Reserve for loss	—	1,579	2,700
Total deductions	(9,016)	23,218	19,124
Balance at end of period	$116,081	$107,065	$130,283

(h)        The aggregate cost of mortgage loans for federal income tax purposes at December 31, 2011 was $118,657.

(i)          At December 31, 2011, an unallocated reserve for loss on first mortgage loans of $2,576 is recorded.

Ameriprise Certificate Company	SCHEDULE IV
Real Estate Owned and Rental Income

	Year ended December 31, 2011
	($ thousands)
Classification of property	Initial cost to company	Cost of improvements, etc.	Amount at which carried at close of period	Rents due and accrued at end of period	Total rental income applicable to period	Expended for interest, taxes, repairs and expenses	Net income applicable to period

Apartments and business
Plaza 6000 (CO)	2,087	162	1,749	26	549	619	(71)
Unimproved	—	—	—	—	—	—	—

Total	2,087	162	1,749	26	549	619	(71)

Rent from properties sold during the period
Dearborn (IL)				—	329	725	(396)
Total				—	329	725	(396)

	Year ended December 31, 2010
	($ thousands)
Classification of property	Initial cost to company	Cost of improvements, etc.	Amount at which carried at close of period	Rents due and accrued at end of period	Total rental income applicable to period	Expended for interest, taxes, repairs and expenses	Net income applicable to period

Apartments and business
Plaza 6000 (CO)	2,087	130	2,217	40	477	912	(434)
Dearborn (IL)	2,900	—	2,900	—	146	115	32
Unimproved	—	—	—	—	—	—	—

Total	4,987	130	5,117	40	623	1,027	(402)

Reconciliation of real estate owned for the years ended December 31, 2011 and 2010:

Balance at January 1, 2010	$2,087

Additions during period:
Acquisitions through foreclosure	2,900
Improvements, etc.	130

Balance at December 31, 2010	5,117

Additions during period:
Acquisitions through foreclosure	—
Improvements, etc	32

Deductions during period:
Cost of real estate sold	(2,900)
Writedown	(500)

Balance at December 31, 2011	$1,749

Ameriprise Certificate Company	SCHEDULE V
Qualified Assets on Deposit
December 31, 2011

	Investment Securities
Name of Depositary	Bonds and Notes (a)	Stocks (b)	Mortgage Loans (c)	Other (d)	Total
Deposits with states or their depositories to meet requirements of statutes and agreements:

Illinois - Secretary of State of Illinois	$51	$0	$0	$0	$51

New Jersey - Commissioner of Banking and Insurance of New Jersey	54	0	0	0	54

Pennsylvania - Treasurer of the State of Pennsylvania	161	0	0	0	161

Texas - Treasurer of the State of Texas	117	0	0	0	117

Total State Deposits to meet requirements of statues and agreements	$383	$0	$0	$0	$383

Total Central Depository - Ameriprise Trust Company	2,718,343	2,355	116,081	53,750	2,890,529

Total Deposits	$2,718,726	$2,355	$116,081	$53,750	$2,890,912

Notes:

(a)  Represents amortized cost of bonds and notes.

(b)  Represents fair value of common stocks.

(c)  Represents unpaid principal balance of mortgage loans less unamortized discounts and reserve for losses.

(d)  Represents cost of warrants and syndicated loans.

AMERIPRISE CERTIFICATE COMPANY	SCHEDULE VI
Certificate Reserves
Part 1 - Summary of Changes
Year ended December 31, 2009
(Thousands)

		Balance at beginning of period			Additions			Deductions			Balance at close of period
		Number									Number
		of					Charged			Credited	of
	Yield	accounts	Amount		Charged	Reserve	to other		Cash	to other	accounts	Amount
	to maturity	with	of	Amount	to profit	payments by	accounts		surrenders	accounts	with	of	Amount
	on an annual	security	maturity	of	and loss	certificate	(per		prior to	(per	security	maturity	of
Description	payment basis	holders	value	reserves	or income	holders	part 2)	Maturities	maturity	part 2)	holders	value	reserves

Installment certificates:
Reserves to mature:
Series 15, includes extended maturities
15, “ “ “	2.40 Inst/2.50 Ext.	0	0	0	0	0	0	0	0	0	0	0	0
20, “ “ “	2.52 Inst/2.50 Ext.	0	0	0	0	0	0	0	0	0	0	0	0
15A, “ “ “	2.66 Inst/3.04 Ext.	0	0	0	0	0	0	0	0	0	0	0	0
22A, “ “ “	3.09	9	452	426	12	0	8	(15)	0	0	8	437	431
I-76, “ “ “	3.35	76	1,950	1,793	47	26	2	(431)	(342)	(29)	40	1,126	1,066
Reserve Plus Flex Payment	(note a)	1	6	3	0	0	0	0	0	0	1	6	3
IC-Q-Installment	(note a)	0	0	0	0	0	0	0	0	0	0	0	0
IC-Q-Ins	(note a)	42	416	167	0	19	0	(2)	(42)	0	31	302	142
IC-Q-Ins Emp	(note a)	1	6	1	0	1	0	0	(1)	0	1	6	1
IC-I	(note a)	71	967	671	0	47	4	(87)	(376)	0	33	415	259
IC-I-Emp	(note a)	6	216	523	0	109	3	0	(325)	0	6	216	310
Inst	0	6,771	0	42,644	0	11,873	155	(2,682)	(15,723)	0	5,922	0	36,267
Inst-E	0	35	0	181	0	81	0	(1)	(120)	0	37	0	141
RP-Q-Installment	(note a)	8	76	70	0	0	0	0	(41)	0	6	54	29
RP-Q-Flexible Payment	(note a)	2	32	12	0	0	0	0	(1)	0	1	12	11
RP-Q-Ins	(note a)	3	24	3	0	0	0	0	(0)	0	3	24	3
RP-Q-Ins Emp	(note a)	0	0	0	0	0	0	0	0	0	0	0	0
RP-I	(note a)	0	0	0	0	0	0	0	0	0	0	0	0
RP-I-EMP	(note a)	279	33,010	0	0	0	0	0	0	0	0	1	0
Inst-R & RP I95	0	6	655	1,760	0	816	7	(58)	(554)	0	303	30,399	1,971
Inst-R-E	0	0	0	20	0	5	0	(9)	(0)	0	5	648	16
Total	0	7,310	37,810	48,274	59	12,977	179	(3,285)	(17,525)	(29)	6,397	33,646	40,650

Payments made in advance of certificate year requirements and accrued interest thereon:
15, includes ext maturities	2	0	0	0	0	0	0	0	0	0	0	0	-0.00074
20, “ “ “	2	0	0	0	0	0	0	0	0	0	0	0	0.00074
15A, “ “ “	3	0	0	0	0	0	0	0	0	0	0	0	0.00175
22A, “ “ “	3	0	0	27	0.67464	-0.02	0	-0.00061	0	-7.85642	0	0	20.18966
I-76, “ “ “	3.5	0	0	110	3.70382	2.8089	0	-8.78762	-1.63401	-1.69411	0	0	104.28862

Total		0	0	137	4	3	0	(9)	(1)	(10)	0	0	124

Additional credits and accrued interest thereon:
“ 15, includes ext mat	2.5	0	0	0	0	0	0	0	0	0	0	0	0
“ 20, “ “ “	2.5	0	0	(1)	0	0	0	0	0	0	0	0	(1)
“ 15A, “ “ “	3	0	0	(0)	0	0	0	0	0	0	0	0	(0)
“ 22A, “ “ “	3	0	0	85	2	0	2	(3)	0	0	0	0	86
“ I-76, “ “ “	3.5	0	0	372	10	0	6	(97)	(70)	(7)	0	0	214
“ Res Plus Flex Pay		0	0	0	0	0	0	0	0	(0)	0	0	0
“ IC-Q-Installment		0	0	0	0	0	0	0	0	0	0	0	0
“ IC-Q-Ins		0	0	(0)	0	0	0	0	0	(0)	0	0	(0)
“ IC-Q-Ins Emp		0	0	0	0	0	0	0	0	(0)	0	0	0
“ IC-I		0	0	1	4	0	0	0	0	(4)	0	0	1
“ IC-I-Emp		0	0	0	3	0	0	0	0	(3)	0	0	0
“ Inst		0	0	14	146	0	0	0	0	(155)	0	0	5
“ Inst-E		0	0	0	0	0	0	0	0	(0)	0	0	0
“ RP-Q-Installment		0	0	0	0	0	0	0	0	(0)	0	0	0
“ RP-Q-Flexible Pay		0	0	(0)	0	0	0	0	0	(0)	0	0	(0)
“ RP-Q-Ins		0	0	(0)	0	0	0	0	0	(0)	0	0	(0)
“ RP-Q-Ins Emp		0	0	(0)	0	0	0	0	0	0	0	0	(0)
“ RP-I		0	0	1	0	0	0	0	0	0	0	0	1
“ RP-I-EMP		0	0	0	0	0	0	0	0	0	0	0	0
“ Inst-R		0	0	0	6	0	0	0	0	(7)	0	0	(1)
“ Inst-R-E		0	0	0	0	0	0	0	0	(0)	0	0	0

Total		0	0	472	171	0	8	(100)	(70)	(176)	0	0	305

Res for accrued 3rd year 2113 - Installment Prod only		0	0	675	440	(594)	0	0	0	0	0	0	521
Res for accrued 6th year 2114		0	0	(0)	0	0	0	0	0	0	0	0	(0)
Acc int - default I-76 2003/2025	3.5	0	0	0	2	0	0	0	(0)	(1)	0	0	1
Res for add’l credits to be allowed		0	0	0	0	0	0	0	0	0	0	0	0
Installment Cert-Special Add’l		0	0	0	0	0	0	0	0	0	0	0	0
Credits I-76 (2105)		0	0	0	0	0	0	0	0	0	0	0	0
Accrued for add’l credits to		0	0	0	0	0	0	0	0	0	0	0	0
be allowed at next anni (2102)		0	0	0	7	0	0	0	0	(7)	0	0	0
Reserve for death & disab (2111)		0	0	0	0	0	0	0	0	0	0	0	0
Res for reconversion (2104)		0	0	0	0	0	0	0	0	0	0	0	0
		0	0	0	0	0	0	0	0	0	0	0
Total		0	0	675	449	(594)	0	0	(0)	(8)	0	0	522

Total installment certificates		7,310	37,810	49,558	683	12,386	187	(3,394)	(17,596)	(223)	6,397	33,646	41,601

Fully paid certificates:
Single-Payment certificates:
SP 74 (C2740-10 Prod 40)	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 75 - 50	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 76 - 60	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 77 - 70	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 78 - 80	3.5	0	0	(0)	0	0	0	0	0	0	0	0	(0)
SP 79 - 90	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 80 - 100	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 81A - 110	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 82A - 111	3.5	1	2	2	0	0	0	0	0	0	1	2	2
SP 82B - 112	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 83A - 113	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 83B - 114	3.5	0	0	0	0	0	0	0	0	0	0	0	0
IC-2-84 - 115, 116,117,118,119	3.5	3	12	12	0	0	0	0	0	0	3	12	12
IC-2-85 - 120,121,122,123.124,125,126,127,128,129,130	3.5	2	20	22	0	0	0	0	0	0	2	20	22
IC-2-86 - 131	3.5	1	2	3	0	0	0	0	0	0	1	2	3
IC-2-87 - 132	3.5	2	24	31	0	0	0	(26)	0	0	1	4	5
IC-2-88 - 133	3.5	73	1,070	1,471	0	0	49	(747)	(132)	(506)	15	119	135
Reserve Plus Single Payment - 150		4	17	19	0	0	0	0	0	0	4	17	19
Cash Reserve Single Payment - 160		0	0	0	0	0	0	0	0	0	0	0	0
IC-Flexible Savings (Variable Term) - 165		131,998	2,270,553	2,406,534	0	1,272,957	61,525	(4,026)	(1,780,127)	0	119,152	1,826,625	1,956,863
IC-Flexible Savings Emp (VT) - 166		223	2,611	3,809	0	46	84	(224)	(970)	0	175	1,847	2,745

IC-Preferred Investors - 250		4	1,849	1,857	0	3,954	37	0	(1,450)	0	4	4,385	4,398
IC-Investors - 201, 202,203		0	0	0	0	0	0	0	0	0	0	0	0
IC-Special Deposits U.K. - 204		0	0	0	0	0	0	0	0	0	0	0	0
IC-Special Deposits HONG KONG - 205		0	0	0	0	0	0	0	0	0	0	0	0
IC-1-84 - 170, 171,172,173,174		1	1	4	0	0	0	0	0	0	1	1	4
Cash Reserve Variable Payment - 660		0	0	0	0	0	0	0	0	0	0	0	0
Cash Reserve Variable PMT-3mo. - 662		21,293	115,125	123,081	(0)	46,259	1,042	(1,888)	(71,173)	0	17,372	92,162	97,321
IC-Future Value - 155		2	4	4	0	0	0	0	0	0	2	4	4
IC-Future Value Emp - 156		0	0	0	0	0	0	0	0	0	0	0	0
IC-Stock Market - 180		48,150	280,635	329,279	0	83,308	3,990	(3,479)	(99,170)	0	43,547	277,554	313,928
IC-MSC - 181		20,691	327,600	362,516	0	40,623	3,987	0	(82,141)	0	19,060	296,916	324,985
IC-EISC - 185		0	0	0	0	0	0	0	0	0	0	0	0
IC-AEBI Stock Market - 301, 302,303,304,305		0	0	0	0	0	0	0	0	0	0	0	0

Total		222,448	2,999,525	3,228,644	(0)	1,447,147	70,714	(10,390)	(2,035,163)	(506)	199,340	2,499,669	2,700,446

Additional credits and accrued interest thereon:
SP 74 (2030/1 4022)	3.5	0	0	(0)	(1)	0	0	0	0	0	0	0	(1)
SP 75	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 76	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 77	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 78	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 79	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 80	3.5	0	0	(0)	0	0	0	0	0	0	0	0	(0)
SP 81A	3.5	0	0	(0)	0	0	0	0	0	0	0	0	(0)
SP 82A	3.5	0	0	2	0	0	0	0	0	0	0	0	2
SP 82B	3.5	0	0	(0)	0	0	0	0	0	0	0	0	(0)
SP 83A	3.5	0	0	(0)	0	0	0	0	0	0	0	0	(0)
SP 83B	3.5	0	0	(0)	0	0	0	0	0	0	0	0	(0)
IC-2-84	3.5	0	0	7	0	0	0	0	0	0	0	0	7
IC-2-85	3.5	0	0	0	0	0	0	0	0	0	0	0	0
IC-2-86	3.5	0	0	(0)	0	0	0	0	0	0	0	0	(0)
IC-2-87	3.5	0	0	0	0	0	0	0	0	0	0	0	0
IC-2-88	3.5	0	0	29	25	0	0	0	(1)	(49)	0	0	4
Reserve Plus SP 2004-4061		0	0	0	0	0	0	0	0	(0)	0	0	0
Cash Reserve SP		0	0	(0)	0	0	0	0	0	0	0	0	(0)
IC-Flexible Savings		0	0	3,448	62,956	0	0	0	(3,246)	(61,570)	0	0	1,588
IC-Preferred Investors		0	0	2	56	0	0	0	(19)	(37)	0	0	2

IC-FS-EMP	0	0	5	98	0	0	0	(18)	(84)	0	0	1
IC-Investors	0	0	(0)	0	0	0	0	0	0	0	0	(0)
IC-Special Deposits U.K.	0	0	(0)	0	0	0	0	0	0	0	0	(0)
IC-Special Deposits HONG KONG	0	0	0	0	0	0	0	0	0	0	0	0
IC-1-84 - 2013-4061	0	0	0	0	0	0	0	0	(0)	0	0	0
Cash Reserve VP 2004-4061	0	0	0	0	0	0	0	0	0	0	0	0
Cash Reserve Variable Payment-3mo.	0	0	335	1,325	(400)	0	0	(11)	(1,043)	0	0	206
IC-Future Value	0	0	7	1	0	0	0	0	0	0	0	8
IC-Future Value Emp	0	0	0	0	0	0	0	0	0	0	0	0
IC-Stk Mkt, 2004/16/31-4000/16	0	0	519	410	(0)	0	0	(38)	(675)	0	0	216
IC-MSC	0	0	155	422	0	0	0	(7)	(501)	0	0	69
IC - EISC	0	0	(0)	0	0	0	0	0	0	0	0	(0)
IC-AEBI Stk Mkt 2004/31/19-4000/16	0	0	0	0	0	0	0	0	0	0	0	0

Total	0	0	4,509	65,292	(400)	0	0	(3,340)	(63,959)	0	0	2,102

Accrued for additional credits to be allowed at next anniversaries:
SP 74 (2102-4070)	0	0	0	0	0	0	0	0	0	0	0	0
SP 75	0	0	(1)	0	0	0	0	0	0	0	0	(1)
SP 76	0	0	0	0	0	0	0	0	0	0	0	0
SP 77	0	0	(0)	0	0	0	0	0	0	0	0	(0)
SP 78	0	0	(0)	0	0	0	0	0	0	0	0	(0)
SP 79	0	0	0	0	0	0	0	0	0	0	0	0
SP 80	0	0	0	0	0	0	0	0	0	0	0	0
SP 81A	0	0	0	0	0	0	0	0	0	0	0	0
SP 82A	0	0	0	0	0	0	0	0	0	0	0	0
SP 82B	0	0	(0)	0	0	0	0	0	0	0	0	(0)
SP 83A	0	0	(0)	0	0	0	0	0	0	0	0	(0)
SP 83B	0	0	(0)	0	0	0	0	0	0	0	0	(0)
IC-2-84 - 2019-4061	0	0	1	0	0	0	0	0	0	0	0	1
IC-2-85	0	0	0	0	0	0	0	0	0	0	0	0
IC-2-86	0	0	(0)	0	0	0	0	0	0	0	0	(0)
IC-2-87	0	0	(0)	0	0	0	0	0	0	0	0	(0)
IC-2-88	0	0	0	0	0	0	0	0	(0)	0	0	0

IC-Stock Mkt - 2019/31-4061 SEC 5 from C2785-81		0	0	(0)	0	0	0	0	0	0	0	0	(0)
IC-Market Strategy Certificate (SEC 5 from c2785-81)		0	0	(0)	0	0	0	0	0	0	0	0	(0)
IC-EISC		0	0	1,194	13,043	0	0	0	(53)	(3,320)	0	0	10,864
IC-AEBI Stock Market		0	0	1,226	12,384	0	0	0	(121)	(3,490)	0	0	9,999
		0	0	0	0	0	0	0	0	0	0	0	0
		0	0	(0)	0	0	0	0	0	0	0	0	(0)

Total		0	0	2,420	25,427	0	0	0	(174)	(6,810)	0	0	20,863

Total Single Payment - Non Qualified		222,448	2,999,525	3,235,573	90,719	1,446,747	70,714	(10,390)	(2,038,677)	(71,275)	199,340	2,499,669	2,723,411

R Series Single-Payment certificates:
R-76 - 900	3.5	1	2	2	0	0	0	0	(2)	0	0	0	0
R-77 - 910	3.5	9	34	41	0	0	1	0	(7)	0	8	28	35
R-78 - 911	3.5	17	109	127	0	0	4	0	(12)	0	16	101	119
R-79 - 912	3.5	27	148	163	0	0	6	0	(6)	0	23	143	163
R-80 - 913	3.5	17	112	114	0	0	4	0	(13)	0	16	20	105
R-81 - 914	3.5	9	55	50	0	0	1	0	(9)	0	7	45	42
R-82A - 915	3.5	48	251	209	0	0	17	0	(111)	0	26	135	115
RP-Q - 916		89	128	373	0	0	3	0	(21)	0	82	123	355
R-II - 920	3.5	30	209	135	0	0	5	0	(6)	0	29	207	134
RP-2-84 - 921,922,923,924,925	3.5	2	16	9	0	0	0	0	(6)	0	1	4	3
RP-2-85 - 926,927,928,929,930,931,932,933,934,935,936	3.5	0	0	0	0	0	0	0	0	0	0	0	0
RP-2-86 - 937	3.5	0	0	0	0	0	0	0	0	0	0	0	0
RP-2-87 - 938	3.5	0	0	0	0	0	0	0	0	0	0	0	0
RP-2-88 - 939	3.5	15	81	96	0	0	3	(80)	(10)	(9)	0	0	0
Cash Reserve RP - 970		0	0	0	0	0	0	0	0	0	0	0	0
RP-Flexible Savings - 971		52,569	1,246,068	1,294,596	0	774,449	35,389	(1,040)	(1,050,433)	0	50,023	997,000	1,052,961
RP-Preferred Investors - 950		1	440	590	0	0	0	0	(592)	0	0	0	(2)
Cash Reserve RP-3 mo. - 972		3,046	19,163	20,711	0	3,558	185	(218)	(8,812)	0	2,509	14,471	15,424
RP-Flexible Savings Emp - 973		96	979	1,475	0	8	44	(16)	(481)	0	74	744	1,030
RP-Future Value - 975		0	0	0	0	0	0	0	0	0	0	0	0
RP-Future Value Emp - 976		0	0	0	0	0	0	0	0	0	0	0	0
RP-Stock Market - 960		10,016	105,143	117,949	(9)	45,015	1,491	(307)	(42,640)	0	10,161	112,835	121,499
Market Strategy Cert - 961 (section 1-6 from Report 2785-81-RP-STOCK-VB 2001)		3,820	100,306	108,901	0	16,130	1,165	0	(28,260)	0	3,642	91,607	97,936
D-1 - sum of SERIES D on Summary page - 400 + 990-993		54	4,166	5,640	0	201	97	(214)	(1,486)	0	47	3,341	4,238

Total		69,866	1,477,410	1,551,181	(9)	839,361	38,415	(1,875)	(1,132,907)	(9)	66,664	1,220,804	1,294,157

Additional Interest on R-Series Single Payment Reserves:
R-76	3.5	0	0	0	0	0	0	0	0	(0)	0	0	0
R-77	3.5	0	0	1	1	0	0	0	(0)	(1)	0	0	1
R-78	3.5	0	0	3	4	0	0	0	(0)	(4)	0	0	3
R-79	3.5	0	0	4	6	0	0	0	(0)	(6)	0	0	4
R-80	3.5	0	0	3	4	0	0	0	(0)	(4)	0	0	3
R-81	3.5	0	0	1	2	0	0	0	(0)	(1)	0	0	2
R-82A	3.5	0	0	6	15	0	0	0	(1)	(17)	0	0	3
RP-Q		0	0	0	3	0	0	0	0	(3)	0	0	0
R-II	3.5	0	0	3	5	0	0	0	(0)	(5)	0	0	3
RP-2-84	3.5	0	0	0	0	0	0	0	0	0	0	0	0
RP-2-85	3.5	0	0	(0)	0	0	0	0	0	0	0	0	(0)
RP-2-86	3.5	0	0	(0)	0	0	0	0	0	0	0	0	(0)
RP-2-87	3.5	0	0	(0)	0	0	0	0	0	0	0	0	(0)
RP-2-88	3.5	0	0	2	2	0	0	0	(0)	(3)	0	0	1
Cash Reserve RP		0	0	(0)	0	0	0	0	0	0	0	0	(0)
RP-Flexible Savings		0	0	1,854	35,325	0	0	0	(936)	(35,389)	0	0	854
RP-Preferred Investors		0	0	1	3	0	0	0	(0)	(4)	0	0	0
Cash Reserve RP-3 mo. Plus		0	0	56	242	(79)	0	0	(2)	(185)	0	0	32
RP-Flexible Savings Emp		0	0	2	43	0	0	0	(0)	(44)	0	0	1
RP-Future Value		0	0	0	0	0	0	0	0	0	0	0	0
RP-Future Value Emp		0	0	0	0	0	0	0	0	0	0	0	0
RP-Stock Market		0	0	160	126	0	0	0	(11)	(206)	0	0	69
Market Strategy Cert (2785-81 RP-STOCK VB 2004/4000 & 2016/2031/4016)		0	0	61	146	0	0	0	(0)	(171)	0	0	36
D-1 - 400		19	53	0	117	0	0	0	(21)	(97)	17	51	(1)

Total		19	53	2,157	36,044	(79)	0	0	(971)	(36,140)	17	51	1,011

Accrued for additional credits to be allowed at next anniversaries:
RP-Stock Market		.	0	414	5,142	0	0	0	(20)	(1,285)	.	0	4,251
Market Strategy Cert (C2785-81 2019/2102/4061)		0	0	349	3,677	0	0	0	(31)	(994)	0	0	3,001

Total		0	0	763	8,818	0	0	0	(51)	(2,278)	0	0	7,252

Total Single Payment - Qualified		69,885	1,477,463	1,554,101	44,854	839,282	38,415	(1,875)	(1,133,929)	(38,428)	66,681	1,220,855	1,302,420

Paid-up certificates:
Series 15 and 20	3.25	0	0	(0)	0	0	0	0	0	0	0	0	(0)
“ 15A and 22A	3.5	0	0	66	2	0	0	0	(33)	0	0	0	35
“ I-76 - 640	3.5	0	(0)	1,148	33	0	37	(246)	(156)	0	0	0	816

Total		0	0	1,214	35	0	37	(246)	(189)	0	0	0	851

Additional credits and accrued interest thereon:
Series 15 and 20	2.5	0	0	0	0	0	0	0	0	0	0	0	0
“ 15A and 22A	3	9	0	1	0	0	0	0	(1)	0	8	35	(0)
“ I-76	3.5	235	1,193	107	3	0	0	(31)	(12)	0	159	858	67

Total		244	1,193	108	3	0	0	(31)	(13)	0	167	893	67

Accrued for additional credits to be allowed at next anniversaries		0	0	0	0	0	0	0	0	(0)	0	0	0

Total paid-up		244	1,193	1,322	38	0	37	(277)	(202)	(0)	167	893	918

Optional settlement certificates:
Series IST&G	3	0	0	0	0	0	0	(0)	0	0	0	0	0
Other series and conversions from Single	Source 2740-10: Options	0	0	0	0	0	0	0	0	0	0	0	0
Payment certificates	2.5-3-3-3.5	0	0	49,144	1,457	(0)	769	(2,579)	(3,528)	0	0	0	45,263
Series R-76 thru R-82A - Prod 900	3	0	0	1	0	0	0	(1)	0	0	0	0	0
Series R-II & RP-2-84 thru 88 - Prod 921	3.5	0	0	49	2	0	9	(2)	(0)	0	0	0	58
Reserve Plus Single-Payment (Prod 150)		0	0	85	1	0	0	(1)	(11)	0	0	0	74
Reserve Plus Flex-Pay & IC-Q-Inst (Prod 650, 651, 652)		0	0	14	0	0	0	0	(1)	0	0	0	13
Series R-Installment (Prod 980, 981,982)		0	0	32	0	0	0	(3)	(5)	0	0	0	24
Series R-Single-Payment (Prod 133)		0	0	(0)	0	0	0	0	0	0	0	0	(0)
Add’l credits and accrued int. thereon	2.5-3	0	0	4,183	112	0	90	(303)	(340)	(259)	0	0	3,483
Add’l credits and accrued int. thereon-IST&G	2.5-3	0	0	0	0	0	0	(0)	0	0	0	0	0
Accrued for additional credits to be allowed		0	0	51	43	0	0	(0)	(0)	(91)	0	0	3
at next anniversaries		0	0	0	0	0	0	0	0	0	0	0	0
Accrued for additional credits to be allowed		0	0	(0)	0	0	0	(0)	0	(0)	0	0	(0)
at next anniversaries-R-76-R-82A & R-II		0	0	0	0	0	0	0	0	0	0	0	0
Accrued for additional credits to be allowed at next anniversaries-IST&G		0	0	0	0	0	0	0	0	(0)	0	0	0

Total optional settlement		0	0	53,559	1,615	(0)	868	(2,889)	(3,885)	(350)	0	0	48,918

Due to unlocated cert holders		0	0	101	1	0	48	0	(1)	(18)	0	0	131

Total certificate reserves		299,887	4,515,991	4,894,214	137,910	2,298,415	110,269	(18,825)	(3,194,290)	(110,294)	272,585	3,755,063	4,117,399

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
$109,702

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
	49-60
	61-72
	73-84
	85-96
	97-108
	109-120
	121-132
	133-144	0.00000		0.00000		0.00000
	145-156	2.00000	0	72.24000	0.00000	22.93904	0.00000
	157-168	0.00000	2	0.00000	72.24000	0.00000	23.09643
	169-180	2.00000	0	18.00000	0.00000	9.78252	0.00000
	181-192	0.00000	2	0.00000	18.00000	0.00000	9.34167
	193-204	1.00000	0	120.00000	0.00000	485.48809	0.00000
New Line	205-216		1		120.00000		271.87199
ACC Maturity Value & Count
TOTAL		6	6	216.24000	216.24000	522.17984	309.74595	0.00000	0.00000

IC-I95	1-12	807.00000	828			1,269.14584	2,007.78792	120.77211
	13-24	502.00000	621			1,453.01105	1,982.18791	139.50641
	25-36	552.00000	448			2,565.52997	1,933.55262	148.12430
	37-48	777.00000	484			4,802.13745	3,095.90363	294.29430
	49-60	1,121.00000	707			8,013.70853	5,379.29281	325.32106
	61-72	1,098.00000	954			9,635.74172	7,546.26867	1,012.08259
	73-84	684.00000	765			5,692.10506	6,016.78453	3,656.89174
	85-96	400.00000	519			3,072.37629	4,057.57201	1,522.02103
	97-108	362.00000	317			2,722.27902	2,384.76880	667.49708
	109-120	460.00000	274			3,381.64762	1,832.35618	710.91238
	121-132	4.00000	2			28.01811	7.82101	711.02241
	133-144	4.00000	2			8.89503	22.37665	7.81028
New Line	145-156		1				1.48764	6.76631
ACC Maturity Value & Count
TOTAL		6,771	5,922	0.00000	0.00000	42,644.59569	36,268.16038	9,323.02200	0.00000

IC-I95-E	1-12	7.00000	8			5.76329	23.32703	5.85048
	13-24	3.00000	7			13.00209	8.45029	0.00000
	25-36	3.00000	3			7.82519	28.53217	0.00000
	37-48	4.00000	3			14.16983	11.77608
	49-60	12.00000	4			107.63879	18.56114	0.00000
	61-72	2.00000	10			8.96017	47.16142	37.66556
	73-84	1.00000	1			1.68343	1.47559	8.63237
	85-96	0.00000	1			0.00000	1.73432
	97-108	1.00000	0			6.19187	0.00000	0.00000
	109-120	2.00000	0			15.88291	0.00000	6.42028
New Line	121-132							13.73036
ACC Maturity Value & Count
TOTAL		35	37	0.00000	0.00000	181.11757	141.01804	72.29905	0.00000

RP-Q-INST	253-264
	265-276	0.00000		0.00000		0.00000
	277-288	5.00000	0	52.20000	0.00000	23.29712	0.00000	0.00000
	289-300	0.00000	4	0.00000	42.00000	0.00000	21.33165	1.99302
	301-312	2.00000	0	12.00000	0.00000	7.96444	0.00000	0.00000
	313-324	1.00000	2	12.00000	12.00000	38.32248	7.98227
New Line	325-336							38.41834
ACC Maturity Value & Count
TOTAL		8	6	76.20000	54.00000	69.58404	29.31392	40.41136	0.00000

RP-Q-FP	241-252
	253-264	0.00000		0.00000		0.00000
	265-276	2.00000	0	31.80000	0.00000	11.86819	0.00000
New Line	277-288		1		12.00000		10.83746	0.84816
ACC Maturity Value & Count
TOTAL		2	1	31.80000	12.00000	11.86819	10.83746	0.84816	0.00000

RP-Q-IN
	205-216	0.00000		0.00000		0.00000
	217-228	2.00000	0	12.00000	0.00000	2.39298	0.00000
	229-240	1.00000	2	12.00000	12.00000	0.41235	2.37907
New Line	241-252		1		12.00000		0.41649
ACC Maturity Value & Count
TOTAL		3	3	24.00000	24.00000	2.80533	2.79556	0.00000	0.00000

RP-IN-EMP
ACC Maturity Value & Count
TOTAL		0	0	0.00000	0.00000	0.00000	0.00000	0.00000	0.00000

RP-I
ACC Maturity Value & Count
TOTAL		0	0	0.00000	0.00000	0.00000	0.00000	0.00000	0.00000

RP-I-EMP - Use C2790-26
ACC Maturity Value & Count
TOTAL (Don’t include in Part 1)		0.0	0.0	0.00000	0.00000	0.00000	0.00000	0.00000	0.00000

Inst-R (RP-I95)	1-12	80.00000	98	18,072.44520	13,914.51480	228.94446	289.98108	21.32722
Note: Use C2790-26	13-24	22.00000	53	763.57440	3,455.29680	100.93630	125.53665	94.56657
	25-36	16.00000	15	483.00000	703.49040	100.78332	66.50967	4.20092
	37-48	39.00000	14	2,226.92160	471.00000	227.33396	139.41679	4.31416
	49-60	37.00000	36	1,555.61520	2,205.99840	265.22279	256.81884	3.44757
	61-72	48.00000	35	8,290.76040	1,129.61520	548.58372	310.86000	7.05199
	73-84	30.00000	33	1,135.29480	7,953.56040	250.54412	630.48680	147.93494
	85-96	6.00000	19	422.07240	565.85160	33.14535	152.02085	88.50452
	97-108	1.00000	0	59.99760	0.00000	5.97552	0.00000	6.69815
	109-120		0				0.00000	36.07403
	121-132							10.80080
ACC Maturity Value & Count
TOTAL		279	303	33,009.68160	30,399.32760	1,761.46954	1,971.63068	424.92087	0.00000

Inst-R-E - Use C2790-26	1-12		0		0.00000		0.00000
(Install R)	13-24	2.00000	0	30.00000	0.00000	10.36531	0.00000
	25-36	2.00000	1	12.00000	24.00000	2.74951	1.61307
	37-48	2.00000	2	612.00000	12.00000	6.91708	4.20962
	49-60		2		612.00000		9.76637
	61-72	0.00000		0.00000		0.00000
	73-84
	85-96
AECC Maturity Value & Count
TOTAL		6	5	654.00000	648.00000	20.03190	15.58906	0.00000	0.00000

TOTAL - ALL SERIES		7,310	6,397	37,809.74074	33,645.69686	48,274.12614	40,650.33681	10,529.17796	29.20319

SCHEDULE VI

AMERIPRISE CERTIFICATE COMPANY
Certificate Reserves
Part 1 - Summary of Changes
Year ended December 31, 2010
(Thousands)

		Balance at beginning of period			Additions			Deductions			Balance at close of period
		Number									Number
		of					Charged			Credited	of
	Yield	accounts	Amount		Charged	Reserve	to other		Cash	to other	accounts	Amount
	to maturity	with	of	Amount	to profit	payments by	accounts		surrenders	accounts	with	of	Amount
	on an annual	security	maturity	of	and loss	certificate	(per		prior to	(per	security	maturity	of
Description	payment basis	holders	value	reserves	or income	holders	part 2)	Maturities	maturity	part 2)	holders	value	reserves

Installment certificates:
Reserves to mature:
Series 15, includes extended maturities
15, “ “ “	2.40 Inst/2.50 Ext.	0	0	0	0	0	0	0	0	0	0	0	0
20, “ “ “	2.52 Inst/2.50 Ext.	0	0	0	0	0	0	0	0	0	0	0	0
15A, “ “ “	2.66 Inst/3.04 Ext.	0	0	0	0	0	0	0	0	0	0	0	0
22A, “ “ “	3.09 Inst/3.10 Ext.	8	437	431	3	0	1	(15)	(44)	(357)	1	19	19
I-76, “ “ “	3.35	40	1,126	1,066	23	13	1	(354)	(204)	(86)	17	477	459
Reserve Plus Flex Payment	(note a)	1	6	3	0	0	0	0	0	0	1	6	3
IC-Q-Installment	(note a)	0	0	0	0	0	0	0	0	0	0	0	0
IC-Q-Ins	(note a)	31	302	142	0	9	0	(8)	(64)	0	15	142	79
IC-Q-Ins Emp	(note a)	1	6	1	0	0	0	(1)	0	0	0	0	0
IC-I	(note a)	33	415	259	0	9	1	(22)	(134)	0	15	216	113
IC-I-Emp	(note a)	6	216	310	0	1	0	0	(273)	0	4	90	38
Inst		5,922	0	36,267	(0)	10,044	100	(1,532)	(13,063)	0	4,994	0	31,816
Inst-E		37	0	141	0	81	0	0	(51)	0	30	0	171
RP-Q-Installment	(note a)	6	54	29	0	0	0	0	(18)	0	4	28	11
RP-Q-Flexible Payment	(note a)	1	12	11	0	0	0	0	0	0	1	12	11
RP-Q-Ins	(note a)	3	24	3	0	0	0	0	(0)	0	2	12	3
RP-Q-Ins Emp	(note a)	0	0	0	0	0	0	0	0	0	0	0	0
RP-I	(note a)	0	0	0	0	0	0	0	0	0	0	0	0
RP-I-EMP	(note a)	0	1	0	0	0	0	0	0	0	0	0	0
Inst-R & RP I95		303	30,399	1,971	0	767	6	(4)	(773)	0	290	52,414	1,967
Inst-R-E		5	648	16	0	6	0	0	(4)	0	5	648	18
Total		6,397	33,646	40,650	26	10,930	109	(1,936)	(14,628)	(443)	5,379	54,064	34,708

Payments made in advance of certificate year requirements and accrued interest thereon:
15, includes ext maturities	2	0	0	0	0	0	0	0	0	0	0	0	(0)
20, “ “ “	2	0	0	0	0	0	0	0	0	0	0	0	0
15A, “ “ “	3	0	0	0	0	0	0	0	0	0	0	0	0
22A, “ “ “	3	0	0	20	0	0	0	(2)	(6)	(10)	0	0	2
I-76, “ “ “	3.5	0	0	104	3	2	0	(22)	(7)	(1)	0	0	79

Total		0	0	124	3	2	0	(24)	(13)	(11)	0	0	81

AMERIPRISE CERTIFICATE COMPANY Certificate Reserves Part 1 - Summary of Changes Year ended December 31, 2010 (Thousands)	SCHEDULE VI

		Balance at beginning of period			Additions			Deductions			Balance at close of period
		Number									Number
		of					Charged			Credited	of
	Yield	accounts	Amount		Charged	Reserve	to other		Cash	to other	accounts	Amount
	to maturity	with	of	Amount	to profit	payments by	accounts		surrenders	accounts	with	of	Amount
	on an annual	security	maturity	of	and loss	certificate	(per		prior to	(per	security	maturity	of
Description	payment basis	holders	value	reserves	or income	holders	part 2)	Maturities	maturity	part 2)	holders	value	reserves

Additional credits and accrued interest thereon:
“ 15, includes ext mat	2.5	0	0	0	0	0	0	0	0	0	0	0	0
“ 20, “ “ “	2.5	0	0	(1)	0	0	0	0	0	0	0	0	(1)
“ 15A, “ “ “	3	0	0	0	0	0	0	0	0	0	0	0	0
“ 22A, “ “ “	3	0	0	86	1	0	2	(2)	(10)	(74)	0	0	3
“ I-76, “ “ “	3.5	0	0	214	4	0	3	(82)	(41)	(21)	0	0	77
“ Res Plus Flex Pay	(note a)	0	0	0	0	0	0	0	0	(0)	0	0	0
“ IC-Q-Installment	(note a)	0	0	0	0	0	0	0	0	0	0	0	0
“ IC-Q-Ins	(note a)	0	0	0	0	0	0	0	0	(0)	0	0	0
“ IC-Q-Ins Emp	(note a)	0	0	0	0	0	0	0	0	(0)	0	0	0
“ IC-I		0	0	1	1	0	0	0	0	(1)	0	0	1
“ IC-I-Emp		0	0	0	0	0	0	0	0	(0)	0	0	0
“ Inst		0	0	5	100	0	0	0	0	(100)	0	0	5
“ Inst-E		0	0	0	0	0	0	0	0	(0)	0	0	0
“ RP-Q-Installment	(note a)	0	0	0	0	0	0	0	0	(0)	0	0	0
“ RP-Q-Flexible Pay	(note a)	0	0	0	0	0	0	0	0	(0)	0	0	0
“ RP-Q-Ins	(note a)	0	0	(0)	0	0	0	0	0	(0)	0	0	(0)
“ RP-Q-Ins Emp	(note a)	0	0	(0)	0	0	0	0	0	0	0	0	(0)
“ RP-I		0	0	1	0	0	0	0	0	0	0	0	1
“ RP-I-EMP		0	0	0	0	0	0	0	0	0	0	0	0
“ Inst-R		0	0	(1)	6	0	0	0	0	(6)	0	0	(1)
“ Inst-R-E		0	0	0	0	0	0	0	0	(0)	0	0	0

Total		0	0	305	112	0	5	(84)	(51)	(202)	0	0	86

AMERIPRISE CERTIFICATE COMPANY Certificate Reserves Part 1 - Summary of Changes Year ended December 31, 2010 (Thousands)	SCHEDULE VI

		Balance at beginning of period			Additions			Deductions			Balance at close of period
		Number									Number
		of					Charged			Credited	of
	Yield	accounts	Amount		Charged	Reserve	to other		Cash	to other	accounts	Amount
	to maturity	with	of	Amount	to profit	payments by	accounts		surrenders	accounts	with	of	Amount
	on an annual	security	maturity	of	and loss	certificate	(per		prior to	(per	security	maturity	of
Description	payment basis	holders	value	reserves	or income	holders	part 2)	Maturities	maturity	part 2)	holders	value	reserves

Res for accrued 3rd year 2113 - Installment Prod only.		0	0	521	287	(436)	0	0	0	0	0	0	372
Res for accrued 6th year 2114		0	0	(0)	0	0	0	0	0	0	0	0	(0)
Acc int - default I-76 2003/2025	3.5	0	0	1	0	0	0	0	0	(1)	0	0	0
Res for add’l credits to be allowed		0	0	0	0	0	0	0	0	0	0	0	0
Installment Cert-Special Add’l		0	0	0	0	0	0	0	0	0	0	0	0
Credits I-76 (2105)		0	0	(0)	0	0	0	0	0	0	0	0	(0)
Accrued for add’l credits to		0	0	0	0	0	0	0	0	0	0	0	0
be allowed at next anni (2102)		0	0	0	3	0	0	0	0	(6)	0	0	1
Reserve for death & disab (2111)		0	0	0	0	0	0	0	0	0	0	0	0
Res for reconversion (2104)		0	0	0	0	0	0	0	0	0	0	0	0

Total		0	0	522	290	(436)	0	0	0	(7)	0	0	373

Total installment certificates		6,397	33,646	41,601	431	10,496	114	(2,044)	(14,692)	(663)	5,379	54,064	35,247

Fully paid certificates:
Single-Payment certificates:
SP 74 (C2740-10 Prod 40)	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 75 - 50	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 76 - 60	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 77 - 70	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 78 - 80	3.5	0	0	(0)	0	0	0	0	0	0	0	0	(0)
SP 79 - 90	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 80 - 100	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 81A - 110	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 82A - 111	3.5	1	2	2	0	0	0	0	(2)	0	0	0	0
SP 82B - 112	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 83A - 113	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 83B - 114	3.5	0	0	0	0	0	0	0	0	0	0	0	0
IC-2-84 - 115, 116,117,118,119	3.5	3	12	12	0	0	0	(8)	0	0	2	0	4
IC-2-85 - 120,121,122,123.124, 125,126,127,128,129,130	3.5	2	20	22	0	0	0	0	0	0	2	10	22
IC-2-86 - 131	3.5	1	2	3	0	0	0	0	(3)	0	0	0	0
IC-2-87 - 132	3.5	1	4	5	0	0	0	0	0	0	1	2	5
IC-2-88 - 133	3.5	15	119	135	0	0	5	(105)	(7)	(28)	0	0	0
Reserve Plus Single Payment - 150	(note a)	4	17	19	0	0	0	(15)	(2)	0	1	0	2
Cash Reserve Single Payment - 160	(note b)	0	0	0	0	0	0	0	0	0	0	0	0
IC-Flexible Savings (Variable Term) - 165	(note d)	119,152	1,826,625	1,956,863	0	412,776	24,346	(3,249)	(966,958)	0	94,928	1,309,802	1,423,778
IC-Flexible Savings Emp (VT) - 166	(note d)	175	1,847	2,745	0	14	38	(311)	(488)	0	128	1,376	1,998

AMERIPRISE CERTIFICATE COMPANY Certificate Reserves Part 1 - Summary of Changes Year ended December 31, 2010 (Thousands)	SCHEDULE VI

		Balance at beginning of period			Additions			Deductions			Balance at close of period
		Number									Number
		of					Charged			Credited	of
	Yield	accounts	Amount		Charged	Reserve	to other		Cash	to other	accounts	Amount
	to maturity	with	of	Amount	to profit	payments by	accounts		surrenders	accounts	with	of	Amount
	on an annual	security	maturity	of	and loss	certificate	(per		prior to	(per	security	maturity	of
Description	payment basis	holders	value	reserves	or income	holders	part 2)	Maturities	maturity	part 2)	holders	value	reserves

IC-Preferred Investors - 250	(note d)	4	4,385	4,398	0	295	32	0	(2,834)	0	3	1,877	1,891
IC-Investors - 201, 202,203	(note d)	0	0	0	0	0	0	0	0	0	0	0	0
IC-Special Deposits U.K. - 204	(note d)	0	0	0	0	0	0	0	0	0	0	0	0
IC-Special Deposits HONG KONG - 205	0	0	0	0	0	0	0	0	0	0	0	0	0
IC-1-84 - 170, 171,172,173,174	(note c)	1	1	4	0	0	0	0	(4)	0	0	0	0
Cash Reserve Variable Payment - 660	(note b)	0	0	0	0	0	0	0	0	0	0	0	0
Cash Reserve Variable PMT-3mo. - 662	(note e)	17,372	92,162	97,321	0	35,283	176	(1,516)	(52,763)	0	14,236	74,485	78,501
IC-Future Value - 155	(note f)	2	4	4	0	0	0	0	(2)	0	1	3	2
IC-Future Value Emp - 156	(note f)	0	0	0	0	0	0	0	0	0	0	0	0
IC-Stock Market - 180	(note g)	43,547	277,554	313,928	0	65,345	11,868	(5,372)	(95,396)	0	37,696	255,521	290,373
IC-MSC - 181	(note g)	19,060	296,916	324,985	0	35,964	10,588	0	(68,784)	0	17,238	272,617	302,753
IC-EISC - 185	0	0	0	0	0	0	0	0	0	0	0	0	0
IC-AEBI Stock Market - 301, 302,303,304,305	(note g)	0	0	0	0	0	0	0	0	0	0	0	0

Total		199,340	2,499,669	2,700,446	0	549,677	47,053	(10,576)	(1,187,243)	(28)	164,236	1,915,693	2,099,331

Additional credits and accrued interest thereon:
SP 74 (2030/1 4022)	3.5	0	0	(1)	0	0	0	0	0	0	0	0	(1)
SP 75	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 76	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 77	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 78	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 79	3.5	0	0	0	0	0	0	0	0	0	0	0	0
SP 80	3.5	0	0	(0)	0	0	0	0	0	0	0	0	(0)
SP 81A	3.5	0	0	(0)	0	0	0	0	0	0	0	0	(0)
SP 82A	3.5	0	0	2	0	0	0	0	(2)	0	0	0	0
SP 82B	3.5	0	0	(0)	0	0	0	0	0	0	0	0	(0)
SP 83A	3.5	0	0	(0)	0	0	0	0	0	0	0	0	(0)
SP 83B	3.5	0	0	(0)	0	0	0	0	0	0	0	0	(0)
IC-2-84	3.5	0	0	7	0	0	0	(5)	0	0	0	0	2
IC-2-85	3.5	0	0	0	0	0	0	0	0	0	0	0	0
IC-2-86	3.5	0	0	(0)	0	0	0	0	0	0	0	0	(0)
IC-2-87	3.5	0	0	0	0	0	0	0	0	0	0	0	0
IC-2-88	3.5	0	0	4	1	0	0	0	0	(5)	0	0	(0)
Reserve Plus SP 2004-4061	(note a)	0	0	0	0	0	0	0	0	(0)	0	0	0
Cash Reserve SP	(note b)	0	0	(0)	0	0	0	0	0	0	0	0	(0)
IC-Flexible Savings	(note d)	0	0	1,588	24,956	0	0	0	(1,461)	(24,360)	0	0	723
IC-Preferred Investors	(note d)	0	0	2	43	0	0	0	(11)	(32)	0	0	2

AMERIPRISE CERTIFICATE COMPANY Certificate Reserves Part 1 - Summary of Changes Year ended December 31, 2010 (Thousands)	SCHEDULE VI

		Balance at beginning of period			Additions			Deductions			Balance at close of period
		Number									Number
		of					Charged			Credited	of
	Yield	accounts	Amount		Charged	Reserve	to other		Cash	to other	accounts	Amount
	to maturity	with	of	Amount	to profit	payments by	accounts		surrenders	accounts	with	of	Amount
	on an annual	security	maturity	of	and loss	certificate	(per		prior to	(per	security	maturity	of
Description	payment basis	holders	value	reserves	or income	holders	part 2)	Maturities	maturity	part 2)	holders	value	reserves

IC-FS-EMP	(note d)	0	0	1	46	0	0	0	(9)	(38)	0	0	0
IC-Investors	(note d)	0	0	(0)	0	0	0	0	0	0	0	0	(0)
IC-Special Deposits U.K.	(note d)	0	0	(0)	0	0	0	0	0	0	0	0	(0)
IC-Special Deposits HONG KONG	0	0	0	0	0	0	0	0	0	0	0	0	0
IC-1-84 - 2013-4061	(note c)	0	0	0	0	0	0	0	(0)	(0)	0	0	0
Cash Reserve VP 2004-4061	(note b)	0	0	0	0	0	0	0	0	0	0	0	0
Cash Reserve Variable Payment-3mo.	(note e)	0	0	206	393	(319)	0	0	(2)	(176)	0	0	102
IC-Future Value	(note f)	0	0	8	(1)	0	0	0	(1)	0	0	0	6
IC-Future Value Emp	(note f)	0	0	0	0	0	0	0	0	0	0	0	0
IC-Stk Mkt, 2004/16/31-4000/16	(note g)	0	0	216	148	(0)	0	0	(8)	(282)	0	0	74
IC-MSC	(note g)	0	0	69	88	0	0	0	(3)	(134)	0	0	20
IC - EISC	0	0	0	(0)	0	0	0	0	0	0	0	0	(0)
IC-AEBI Stk Mkt 2004/31/19-4000/16	(note g)	0	0	(0)	0	0	0	0	0	0	0	0	(0)

Total		0	0	2,102	25,674	(319)	0	(5)	(1,497)	(25,027)	0	0	928

Accrued for additional credits to be allowed at next anniversaries:
SP 74 (2102-4070)		0	0	0	0	0	0	0	0	0	0	0	0
SP 75		0	0	(1)	0	0	0	0	0	0	0	0	(1)
SP 76		0	0	0	0	0	0	0	0	0	0	0	0
SP 77		0	0	0	0	0	0	0	0	0	0	0	0
SP 78		0	0	0	0	0	0	0	0	0	0	0	0
SP 79		0	0	0	0	0	0	0	0	0	0	0	0
SP 80		0	0	0	0	0	0	0	0	0	0	0	0
SP 81A		0	0	0	0	0	0	0	0	0	0	0	0
SP 82A		0	0	0	0	0	0	0	0	0	0	0	0
SP 82B		0	0	(0)	0	0	0	0	0	0	0	0	(0)
SP 83A		0	0	(0)	0	0	0	0	0	0	0	0	(0)
SP 83B		0	0	(0)	0	0	0	0	0	0	0	0	(0)
IC-2-84 - 2019-4061		0	0	1	0	0	0	0	0	0	0	0	1
IC-2-85		0	0	0	0	0	0	0	0	0	0	0	0
IC-2-86		0	0	(0)	0	0	0	0	0	0	0	0	(0)
IC-2-87		0	0	(0)	0	0	0	0	0	0	0	0	(0)
IC-2-88		0	0	0	0	0	0	0	0	(0)	0	0	0

AMERIPRISE CERTIFICATE COMPANY Certificate Reserves Part 1 - Summary of Changes Year ended December 31, 2010 (Thousands)	SCHEDULE VI

		Balance at beginning of period			Additions			Deductions			Balance at close of period
		Number									Number
		of					Charged			Credited	of
	Yield	accounts	Amount		Charged	Reserve	to other		Cash	to other	accounts	Amount
	to maturity	with	of	Amount	to profit	payments by	accounts		surrenders	accounts	with	of	Amount
	on an annual	security	maturity	of	and loss	certificate	(per		prior to	(per	security	maturity	of
Description	payment basis	holders	value	reserves	or income	holders	part 2)	Maturities	maturity	part 2)	holders	value	reserves

IC-Stock Mkt - 2019/31-4061 SEC 5 from C2785-81		0	0	0	0	0	0	0	0	0	0	0	0
IC-Market Strategy Certificate (SEC 5 from c2785-81)		0	0	0	0	0	0	0	0	0	0	0	0
IC-EISC		0	0	10,864	7,316	0	0	0	(149)	(11,596)	0	0	6,435
IC-AEBI Stock Market		0	0	9,999	6,725	0	0	0	(359)	(10,461)	0	0	5,904

Total		0	0	20,863	14,041	0	0	0	(508)	(22,057)	0	0	12,339

Total Single Payment - Non Qualified		199,340	2,499,669	2,723,411	39,715	549,358	47,053	(10,581)	(1,189,248)	(47,112)	164,236	1,915,693	2,112,598

R Series Single-Payment certificates:
R-76 - 900	3.5	0	0	0	0	0	0	0	0	0	0	0	0
R-77 - 910	3.5	8	28	35	0	0	2	0	(9)	0	6	22	28
R-78 - 911	3.5	16	101	119	0	0	6	0	(19)	0	14	86	106
R-79 - 912	3.5	23	143	163	0	0	12	0	(78)	0	14	83	97
R-80 - 913	3.5	16	20	105	0	0	4	0	(7)	0	13	95	102
R-81 - 914	3.5	7	45	42	0	0	2	0	(1)	0	7	44	43
R-82A - 915	3.5	26	135	115	0	0	7	0	(47)	0	20	87	75
RP-Q - 916	(note a)	82	123	355	0	0	1	0	(47)	0	73	106	309
R-II - 920	3.5	29	207	134	0	0	6	0	(22)	0	26	174	118
RP-2-84 - 921,922,923,924,925	3.5	1	4	3	(0)	0	0	0	(2)	0	0	0	1
RP-2-85 - 926,927,928,929,930, 931,932,933,934,935,936	3.5	0	0	0	0	0	0	0	0	0	0	0	0
RP-2-86 - 937	3.5	0	0	0	0	0	0	0	0	0	0	0	0
RP-2-87 - 938	3.5	0	0	0	0	0	0	0	0	0	0	0	0
RP-2-88 - 939	3.5	0	0	0	0	0	0	0	0	0	0	0	0
Cash Reserve RP - 970	(note b)	0	0	0	0	0	0	0	0	0	0	0	0
RP-Flexible Savings - 971	(note d)	50,023	997,000	1,052,961	0	244,523	13,634	(416)	(551,905)	0	38,769	710,726	758,797
RP-Preferred Investors - 950	(note d)	0	0	(2)	0	0	0	0	0	0	0	0	(2)
Cash Reserve RP-3 mo. - 972	(note e)	2,509	14,471	15,424	0	2,250	33	(187)	(5,448)	0	2,068	11,273	12,072
RP-Flexible Savings Emp - 973	(note d)	74	744	1,030	0	16	17	(6)	(326)	0	53	531	731
RP-Future Value - 975	(note f)	0	0	0	0	0	0	0	0	0	0	0	0
RP-Future Value Emp - 976	(note f)	0	0	0	0	0	0	0	0	0	0	0	0
RP-Stock Market - 960	(note g)	10,161	112,835	121,499	0	28,497	4,671	(559)	(45,557)	0	9,231	99,682	108,551
Market Strategy Cert - 961 (section 1-6 from Report 2785-81-RP-STOCK-VB 2001)	0	3,642	91,607	97,936	0	12,159	3,228	0	(20,740)	0	3,452	85,733	92,583
D-1 - sum of SERIES D on Summary page - 400 + 990-993	(note a)	47	3,341	4,238	0	125	39	(16)	(792)	0	36	2,844	3,594

Total		66,664	1,220,804	1,294,157	(0)	287,570	21,662	(1,184)	(625,000)	0	53,782	911,486	977,205

AMERIPRISE CERTIFICATE COMPANY Certificate Reserves Part 1 - Summary of Changes Year ended December 31, 2010 (Thousands)	SCHEDULE VI

		Balance at beginning of period			Additions			Deductions			Balance at close of period
		Number									Number
		of					Charged			Credited	of
	Yield	accounts	Amount		Charged	Reserve	to other		Cash	to other	accounts	Amount
	to maturity	with	of	Amount	to profit	payments by	accounts		surrenders	accounts	with	of	Amount
	on an annual	security	maturity	of	and loss	certificate	(per		prior to	(per	security	maturity	of
Description	payment basis	holders	value	reserves	or income	holders	part 2)	Maturities	maturity	part 2)	holders	value	reserves

Additional Interest on R-Series Single Payment Reserves:
R-76	3.5	0	0	0	0	0	0	0	0	0	0	0	0
R-77	3.5	0	0	1	2	0	0	0	(0)	(2)	0	0	1
R-78	3.5	0	0	3	6	0	0	0	(0)	(6)	0	0	3
R-79	3.5	0	0	4	12	0	0	0	(2)	(12)	0	0	2
R-80	3.5	0	0	3	4	0	0	0	(0)	(4)	0	0	3
R-81	3.5	0	0	2	2	0	0	0	(0)	(2)	0	0	2
R-82A	3.5	0	0	3	6	0	0	0	(1)	(7)	0	0	1
RP-Q	(note a)	0	0	0	1	0	0	0	0	(1)	0	0	0
R-II	3.5	0	0	3	6	0	0	0	(0)	(6)	0	0	3
RP-2-84	3.5	0	0	0	0	0	0	0	0	(0)	0	0	0
RP-2-85	3.5	0	0	0	0	0	0	0	0	0	0	0	0
RP-2-86	3.5	0	0	0	0	0	0	0	0	0	0	0	0
RP-2-87	3.5	0	0	0	0	0	0	0	0	0	0	0	0
RP-2-88	3.5	0	0	1	0	0	0	0	0	0	0	0	1
Cash Reserve RP	(note b)	0	0	0	0	0	0	0	0	0	0	0	0
RP-Flexible Savings	(note d)	0	0	854	13,598	0	0	0	(439)	(13,634)	0	0	379
RP-Preferred Investors	(note d)	0	0	0	0	0	0	0	0	0	0	0	0
Cash Reserve RP-3 mo. Plus	(note e)	0	0	32	76	(61)	0	0	(0)	(33)	0	0	14
RP-Flexible Savings Emp	(note d)	0	0	1	16	0	0	0	0	(17)	0	0	0
RP-Future Value	(note f)	0	0	0	0	0	0	0	0	0	0	0	0
RP-Future Value Emp	(note f)	0	0	0	0	0	0	0	0	0	0	0	0
RP-Stock Market	(note g)	0	0	69	47	0	0	0	(4)	(89)	0	0	23
Market Strategy Cert (2785-81 RP-STOCK VB 2004/4000 & 2016/2031/4016)	0	0	0	34	34	0	0	0	(0)	(58)	0	0	12
D-1 - 400	(note a)	17	51	(1)	49	0	0	0	(9)	(39)	14	49	(0)

Total		17	51	1,011	13,859	(61)	0	0	(455)	(13,910)	14	49	444

AMERIPRISE CERTIFICATE COMPANY Certificate Reserves Part 1 - Summary of Changes Year ended December 31, 2010 (Thousands)	SCHEDULE VI

		Balance at beginning of period			Additions			Deductions			Balance at close of period
		Number									Number
		of					Charged			Credited	of
	Yield	accounts	Amount		Charged	Reserve	to other		Cash	to other	accounts	Amount
	to maturity	with	of	Amount	to profit	payments by	accounts		surrenders	accounts	with	of	Amount
	on an annual	security	maturity	of	and loss	certificate	(per		prior to	(per	security	maturity	of
Description	payment basis	holders	value	reserves	or income	holders	part 2)	Maturities	maturity	part 2)	holders	value	reserves

Accrued for additional credits to be allowed at next anniversaries:
RP-Stock Market		0	0	4,251	2,780	0	0	0	(32)	(4,582)	0	0	2,417
Market Strategy Cert (C2785-81 2019/2102/4061)		0	0	3,001	2,058	0	0	0	(85)	(3,170)	0	0	1,804

Total		0	0	7,252	4,838	0	0	0	(117)	(7,752)	0	0	4,221

Total Single Payment - Qualified		66,681	1,220,855	1,302,420	18,696	287,509	21,662	(1,184)	(625,572)	(21,662)	53,796	911,535	981,870

Paid-up certificates:
Series 15 and 20	3.25	0	0	(0)	0	0	0	0	0	0	0	0	(0)
“ 15A and 22A	3.5	0	0	35	1	0	0	0	(12)	(7)	0	0	17
“ I-76 - 640	3.5	0	0	816	20	0	92	(396)	(132)	0	0	0	400

Total		0	0	851	21	0	92	(396)	(144)	(7)	0	0	417

Additional credits and accrued interest thereon:
Series 15 and 20	2.5	0	0	0	0	0	0	0	0	0	0	0	0
“ 15A and 22A	3	8	35	(0)	0	0	0	0	0	(0)	3	17	0
“ I-76	3.5	159	858	67	2	0	0	(27)	(6)	0	89	418	36

Total		167	893	67	2	0	0	(27)	(6)	(0)	92	435	36

Accrued for additional credits to be allowed at next anniversaries		0	0	(0)	0	0	0	0	0	(0)	0	0	0

Total paid-up		167	893	918	23	0	92	(423)	(150)	(7)	92	435	453

AMERIPRISE CERTIFICATE COMPANY Certificate Reserves Part 1 - Summary of Changes Year ended December 31, 2010 (Thousands)	SCHEDULE VI

		Balance at beginning of period			Additions			Deductions			Balance at close of period
		Number									Number
		of					Charged			Credited	of
	Yield	accounts	Amount		Charged	Reserve	to other		Cash	to other	accounts	Amount
	to maturity	with	of	Amount	to profit	payments by	accounts		surrenders	accounts	with	of	Amount
	on an annual	security	maturity	of	and loss	certificate	(per		prior to	(per	security	maturity	of
Description	payment basis	holders	value	reserves	or income	holders	part 2)	Maturities	maturity	part 2)	holders	value	reserves

Optional settlement certificates:
Series IST&G	2.5 - 3	0	0	0	0	0	0	(0)	0	0	0	0	0
Other series and conversions from Single Payment certificates	2.5-3-3-3.5	0	0	45,263	1,317	0	604	(2,936)	(10,450)	0	0	0	33,796
Series R-76 thru R-82A - Prod 900	3	0	0	0	0	0	0	0	0	0	0	0	0
Series R-II & RP-2-84 thru 88 - Prod 921	3.5	0	0	58	2	0	1	(0)	(18)	0	0	0	43
Reserve Plus Single-Payment (Prod 150)	(note a)	0	0	74	0	0	0	(0)	(6)	0	0	0	68
Reserve Plus Flex-Pay & IC-Q-Inst (Prod 650, 651, 652)	(note a)	0	0	13	0	0	0	0	(2)	0	0	0	11
Series R-Installment (Prod 980, 981,982)	(note a)	0	0	24	0	0	0	(3)	(0)	0	0	0	21
Series R-Single-Payment (Prod 133)	(note a)	0	0	(0)	0	0	0	0	0	0	0	0	(0)
Add’l credits and accrued int. thereon	2.5 - 3	0	0	3,483	94	0	4	(272)	(781)	(112)	0	0	2,416
Add’l credits and accrued int. thereon-IST&G	2.5 - 3	0	0	0	0	0	0	(0)	0	0	0	0	0
Accrued for additional credits to be allowed at next anniversaries		0	0	3	3	0	0	(0)	(0)	(4)	0	0	2
Accrued for additional credits to be allowed at next anniversaries-R-76-R-82A & R-II		0	0	(0)	0	0	0	(0)	(0)	(0)	0	0	(0)
Accrued for additional credits to be allowed at next anniversaries-IST&G		0	0	0	0	0	0	0	0	(0)	0	0	0

Total optional settlement		0	0	48,918	1,416	0	609	(3,211)	(11,257)	(116)	0	0	36,357

Due to unlocated cert holders		0	0	131	0	0	32	0	(2)	(13)	0	0	148

Total certificate reserves		272,585	3,755,063	4,117,398	60,281	847,363	69,562	(17,443)	(1,840,921)	(69,573)	223,503	2,881,727	3,166,673

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

PART 3

December 31, 2010

DATE PRINTED

02/16/12

PART 3 - INFORMATION REGARDING INSTALLMENT CERTIFICATES

Totals must agree to Part 1

								SEC 5	SEC 6
		NUMBER OF ACCOUNTS W/ CERTIFICATE HOLDERS		AMOUNT OF MATURITY VALUE		AMOUNT OF RESERVES		DEDUCTION FROM RESERVES CASH SURRENDERS PRIOR TO MATURITY SURRENDER	OTHER
CERT SERIES	MO’s PAID	2009	2010	2009	2010	2009	2010	2010	2010

15 INC EXT
ACC Maturity Value & Count
TOTAL		0	0	$—	$—	$—	$—	$—	$—

20 INC EXT
ACC Maturity Value & Count
TOTAL		0	0	$—	$—	$—	$—	$—	$—

15 A INC EXT
ACC Maturity Value & Count
TOTAL		0	0	$—	$—	$—	$—	$—	$—

22A INC EXT	157-168
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
	85-96
	97-108
	109-120
	121-132
	133-144
	145-156	3		30.00		23.32
	157-168	2		36.00		19.33		23.35
	169-180	7	1	100.75	30.00	70.84	9.94	9.51

AMERIPRISE CERTIFICATE COMPANY, INC.	CERTIFICATE RESERVES SCHEDULE VI

PART 3

December 31, 2010

DATE PRINTED

02/16/12

PART 3 - INFORMATION REGARDING INSTALLMENT CERTIFICATES

Totals must agree to Part 1

								SEC 5	SEC 6
		NUMBER OF ACCOUNTS W/ CERTIFICATE HOLDERS		AMOUNT OF MATURITY VALUE		AMOUNT OF RESERVES		DEDUCTION FROM RESERVES CASH SURRENDERS PRIOR TO MATURITY SURRENDER	OTHER
CERT SERIES	MO’s PAID	2009	2010	2009	2010	2009	2010	2010	2010
	181-192	8	4	108.00	51.67	48.45	36.38	21.62
	193-204	6	3	60.00	54.00	56.68	25.23	13.42
	205-216	2	1	12.00	6.00	9.11	0.98	41.91
	217-228		1		6.00		6.59	2.58
ACC Maturity Value & Count
TOTAL		33	15	$414.92	$215.84	$258.78	$113.33	$112.39	$—

IC-I-EMP	1-12
	13-24
	25-36
	37-48	1		6.00		5.44
	49-60		1		6.00		6.87
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

PART 3

December 31, 2010

DATE PRINTED

02/16/12

PART 3 - INFORMATION REGARDING INSTALLMENT CERTIFICATES

Totals must agree to Part 1

								SEC 5	SEC 6
		NUMBER OF ACCOUNTS W/ CERTIFICATE HOLDERS		AMOUNT OF MATURITY VALUE		AMOUNT OF RESERVES		DEDUCTION FROM RESERVES CASH SURRENDERS PRIOR TO MATURITY SURRENDER	OTHER
CERT SERIES	MO’s PAID	2009	2010	2009	2010	2009	2010	2010	2010
	253-264							0.35
ACC Maturity Value & Count
TOTAL		3	2	$24.00	$12.00	$2.80	$2.36	$0.35	$—

RP-IN-EMP
ACC Maturity Value & Count
TOTAL		0	0	$—	$—	$—	$—	$—	$—

RP-I
ACC Maturity Value & Count
TOTAL		0	0	$—	$—	$—	$—	$—	$—

RP-I-EMP
ACC Maturity Value & Count
TOTAL (Don’t include in Part 1)		0	0.0	$—	$—	$—	$—	$—	$—

Inst-R (RP-I95)	1-12	98	59	13,914.51	29,733.54	289.98	411.45	18.40
	13-24	53	86	3,455.30	9,278.45	125.54	366.40	38.88
	25-36	15	45	703.49	3,158.18	66.51	130.73	10.90
	37-48	14	12	471.00	680.07	139.42	89.10	2.47
	49-60	36	14	2,206.00	471.00	256.82	177.14
	61-72	35	30	1,129.62	1,085.06	310.86	259.59	30.88
	73-84	33	18	7,953.56	536.22	630.49	101.94	237.03
	85-96	19	22	565.85	7,415.76	152.02	416.32	131.34
	97-108		4		55.80		14.29	82.08
	109-120							14.53
	121-132							17.86
ACC Maturity Value & Count
TOTAL		303	290	$30,399.33	$52,414.06	$1,971.63	$1,966.95	$584.37	$—

Inst-R-E	1-12
(Install R)	13-24
	25-36	1		24.00		1.61	2.58
	37-48	2	1	12.00	24.00	4.21	5.61
	49-60	2	2	612.00	12.00	9.77	8.91
	61-72		2		612.00
	73-84
	85-96
AECC Maturity Value & Count
TOTAL		5	5	$648.00	$648.00	$15.59	$17.10	$—	$—

TOTAL - ALL SERIES		6,397	5,379	$33,645.70	$54,064.72	$40,650.34	$34,707.73	$8,307.08	$443.03

AMERIPRISE CERTIFICATE COMPANY	SCHEDULE VI
Certificate Reserves
Part 1 - Summary of Changes
December 31, 2011
(in thousands)

		Balance at beginning of period			Additions			Deductions			Balance at close of period
		Number									Number
		of					Charged			Credited	of
		accounts	Amount		Charged	Reserve	to other		Cash	to other	accounts	Amount
		with	of		to profit	payments by	accounts		surrenders	accounts	with	of	Amount
		security	maturity	Amount	and loss	certificate	(per		prior to	(per	security	maturity	of
Description		holders	value	of	or income	holders	part 2)	Maturities	maturity	part 2)	holders	value	reserves

Installment certificates:
Reserves to mature:
Series 15, includes extended maturities
15, “ “ “		—	—	—	—	—	—	—	—	—	—	—	—
20, “ “ “		—	—		—	—	—	—	—	—	—	—	—
15A, “ “ “		—	—	—	—	—	—	—	—	—	—	—	—
22A, “ “ “		1	19	19	—	—	—	—	—	(19)	—	—	—
I-76, “ “ “		17	477	459	8	4	—	(329)	(49)	(43)	3	55	50
Reserve Plus Flex Payment		1	6	3	—	—	—	—	—	—	1	6	3
IC-Q-Installment		—	—	—	—	—	—	—	—	—	—	—	—
IC-Q-Ins		15	142	79	—	5	—	(30)	(7)	—	8	96	47
IC-Q-Ins Emp			—	—	—	—	—	—	—	—	—	—	—
IC-I		15	216	113	—	8	—	—	(29)	—	11	147	92
IC-I-Emp		4	90	39	—	2	—	—	—	—	4	90	41
Inst		4,994	—	31,816	—	10,182	95	(1,715)	(10,249)	—	4,203	—	30,129
Inst-E		30	—	171	—	63	—	—	(95)	—	24	—	139
RP-Q-Installment		4	28	12	—	—	—	—	(4)	—	3	22	8
RP-Q-Flexible Payment		1	12		—	—	—	—	—	—	1	12	11
RP-Q-Ins		2	12		—	—	—	—	—	—	2	12	2
RP-Q-Ins Emp		—	—	—	—	—	—	—	—	—	—	—	—
RP-I		—	—	—	—	—	—	—	—	—	—	—	—
RP-I-EMP		—	—	—	—	—	—		—	—	—	—	—
Inst-R & RP I95		290	52,414	1,967	—	769	7		(678)	—	305	52,918	2,044
Inst-R-E		5	648	17	—	7	—		(1)	—	5	648	23
Total		5,379	54,064	34,695	8	11,040	102	(2,074)	(11,112)	(62)	4,570	54,006	32,589

Payments made in advance of certificate year requirements and accrued interest thereon:
15, includes ext maturities		—	—	—	—	—	—		—	—	—	—	—
20, “ “ “		—	—	—	—	—	—	—	—	—	—	—	—
15A, “ “ “		—	—	—	—	—	—	—	—	—	—	—	—
22A, “ “ “	2.5	—	—	2	—	—	—	—	—	(2)	—	—	—
I-76, “ “ “	3	—	—	79	1	—	—	(77)	—	(3)	—	—	—
	3
Total	3.5	—	—	81	1	—	—	(77)	—	(5)	—	—	—
	(note a)
	(note a)
	(note a)

AMERIPRISE CERTIFICATE COMPANY	SCHEDULE VI
Certificate Reserves
Part 1 - Summary of Changes

		Balance at beginning of period			Additions			Deductions			Balance at close of period
		Number									Number
		of					Charged			Credited	of
		accounts	Amount		Charged	Reserve	to other		Cash	to other	accounts	Amount
		with	of		to profit	payments by	accounts		surrenders	accounts	with	of	Amount
		security	maturity	Amount	and loss	certificate	(per		prior to	(per	security	maturity	of
Description		holders	value	of	or income	holders	part 2)	Maturities	maturity	part 2)	holders	value	reserves

Additional credits and accrued interest thereon:	(note a)
“ 15, includes ext mat		—	—	—	—	—	—	—	—	—	—	—	—
“ 20, “ “ “		—	—	—	—	—	—	—	—	—	—	—	—
“ 15A, “ “ “		—	—	—	—	—	—	—	—	—	—	—	—
“ 22A, “ “ “	(note a)	—	—	4	—	—	—	—	—	(4)	—	—	—
“ I-76, “ “ “	(note a)	—	—	78	1	—	2	(60)	(6)	(10)	—	—	5
“ Res Plus Flex Pay	(note a)	—	—	—	—	—	—	—	—	—	—	—	—
“ IC-Q-Installment	(note a)	—	—	—	—	—	—	—	—	—	—	—	—
“ IC-Q-Ins		—	—	—	—	—	—	—	—	—	—	—	—
“ IC-Q-Ins Emp		—	—	—	—	—	—	—	—	—	—	—	—
“ IC-I		—	—	—	—	—	—	—	—	—	—	—	—
“ IC-I-Emp		—	—	—	—	—	—	—	—	—	—	—	—
“ Inst		—	—	4	96	—	—	—	—	(95)	—	—	5
“ Inst-E		—	—	—	—	—	—	—	—	—	—	—	—
“ RP-Q-Installment		—	—	—	—	—	—	—	—	—	—	—	—
“ RP-Q-Flexible Pay		—	—	—	—	—	—	—	—	—	—	—	—
“ RP-Q-Ins		—	—	—	—	—	—	—	—	—	—	—	—
“ RP-Q-Ins Emp		—	—	—	—	—	—	—	—	—	—	—	—
“ RP-I		—	—	—	—	—	—	—	—	—	—	—	—
“ RP-I-EMP		—	—	—	—	—	—	—	—	—	—	—	—
“ Inst-R	3.5	—	—	—	7	—	—	—	—	(7)	—	—	—
“ Inst-R-E		—	—	—	—	—	—	—	—	—	—	—	—

Total		—	—	86	104	—	2	(60)	(6)	(116)	—	—	10

AMERIPRISE CERTIFICATE COMPANY	SCHEDULE VI
Certificate Reserves
Part 1 - Summary of Changes

		Balance at beginning of period			Additions			Deductions			Balance at close of period
		Number									Number
		of					Charged			Credited	of
		accounts	Amount		Charged	Reserve	to other		Cash	to other	accounts	Amount
		with	of		to profit	payments by	accounts		surrenders	accounts	with	of	Amount
		security	maturity	Amount	and loss	certificate	(per		prior to	(per	security	maturity	of
Description		holders	value	of	or income	holders	part 2)	Maturities	maturity	part 2)	holders	value	reserves

Res for accrued 3rd year 2113 - Installment Prod only.		—	—	372	265	(348)	—	—	—	—	—	—	289
Res for accrued 6th year 2114		—	—	—	—	—	—	—	—	—	—	—	—
Acc int - default I-76 2003/2025		—	—	—	—	—	—	—	—	—	—	—	—
Res for add’l credits to be allowed		—	—	—	—	—	—	—	—	—	—	—	—
Installment Cert-Special Add’l		—	—	—	—	—	—	—	—	—	—	—	—
Credits I-76 (2105)		—	—	—	—	—	—	—	—	—	—	—	—
Accrued for add’l credits to		—	—	—	—	—	—	—	—	—	—	—	—
be allowed at next anni (2102)		—	—	1	1	—	—	—	—	(2)	—	—	—
Reserve for death & disab (2111)	3.5	—	—	—	—	—	—	—	—	—	—	—	—
Res for reconversion (2104)	3.5	—	—	—	—	—	—	—	—	—	—	—	—
	3.5
Total	3.5	—	—	373	266	(348)	—	—	—	(2)	—	—	289
	3.5
Total installment certificates	3.5	5,379	54,064	35,235	379	10,692	104	(137)	(11,118)	(185)	4,570	54,006	32,888
	3.5
Fully paid certificates:	3.5
Single-Payment certificates:	3.5
SP 74 (C2740-10 Prod 40)	3.5	—	—	—	—	—	—	—	—	—	—	—	—
SP 75 - 50	3.5	—	—	—	—	—	—	—	—	—	—	—	—
SP 76 - 60	3.5	—	—	—	—	—	—	—	—	—	—	—	—
SP 77 - 70	3.5	—	—	—	—	—	—	—	—	—	—	—	—
SP 78 - 80	3.5	—	—	—	—	—	—	—	—	—	—	—	—
SP 79 - 90	3.5	—	—	—	—	—	—	—	—	—	—	—	—
SP 80 - 100	3.5	—	—	—	—	—	—	—	—	—	—	—	—
SP 81A - 110	(note a)	—	—	—	—	—	—	—	—	—	—	—	—
SP 82A - 111	(note b)	—	—	—	—	—	—	—	—	—	—	—	—
SP 82B - 112	(note d)	—	—	—	—	—	—	—	—	—	—	—	—
SP 83A - 113	(note d)	—	—	—	—	—	—	—	—	—	—	—	—
SP 83B - 114	(note d)	—	—	—	—	—	—	—	—	—	—	—	—
IC-2-84 - 115, 116,117,118,119	(note d)	2	—	4	—	—	—	—	—	—	2	4	4
IC-2-85 - 120,121,122,123.124,125, 126,127,128,129,130	(note d)	2	10	22	—	—	—	—	—	—	2	20	22
IC-2-86 - 131		—	—	—	—	—	—	—	—	—	—	—	—
IC-2-87 - 132	(note c)	1	2	5	—	—	—	—	—	—	1	4	5
IC-2-88 - 133	(note b)	—	—	—	—	—	—	—	—	—	—	—	—
Reserve Plus Single Payment - 150	(note e)	1	—	1	—	—	—	—	(1)	—	—	—	—
Cash Reserve Single Payment - 160	(note f)	—	—	—	—	—	—	—	—	—	—	—	—
IC-Flexible Savings (Variable Term) - 165	(note f)	94,928	1,309,802	1,423,777	—	374,974	14,139	(2,015)	(563,679)	—	82,028	1,160,441	1,247,196
IC-Flexible Savings Emp (VT) - 166	(note g)	128	1,376	1,998	—	38	18	(335)	(263)	—	111	1,063	1,456

AMERIPRISE CERTIFICATE COMPANY	SCHEDULE VI
Certificate Reserves
Part 1 - Summary of Changes

		Balance at beginning of period			Additions			Deductions			Balance at close of period
		Number									Number
		of					Charged			Credited	of
		accounts	Amount		Charged	Reserve	to other		Cash	to other	accounts	Amount
		with	of		to profit	payments by	accounts		surrenders	accounts	with	of	Amount
		security	maturity	Amount	and loss	certificate	(per		prior to	(per	security	maturity	of
Description		holders	value	of	or income	holders	part 2)	Maturities	maturity	part 2)	holders	value	reserves

IC-Preferred Investors - 250	(note g)	3	1,877	1,891	—	1,135	9	—	(2,461)	—	2	558	574
IC-Investors - 201, 202,203		—	—	—	—	—	—	—	—	—	—	—	—
IC-Special Deposits U.K. - 204	(note g)	—	—	—	—	—	—	—	—	—	—	—	—
IC-Special Deposits HONG KONG - 205		—	—	—	—	—	—	—	—	—	—	—	—
IC-1-84 - 170, 171,172,173,174		—	—	—	—	—	—	—	—	—	—	—	—
Cash Reserve Variable Payment - 660		—	—	—	—	—	—	—	—	—	—	—	—
Cash Reserve Variable PMT-3mo. - 662		14,236	74,485	78,504	—	31,105	214	(1,234)	(40,591)	—	12,201	65,211	67,998
IC-Future Value - 155		1	3	3	—	—	—	—	—	—	1	3	3
IC-Future Value Emp - 156	3.5	—	—	—	—	—	—	—	—	—	—	—	—
IC-Stock Market - 180	3.5	37,696	255,521	290,373	—	48,676	6,106	(7,573)	(75,330)	—	32,110	233,991	262,252
IC-MSC - 181	3.5	17,238	272,617	302,753	—	36,152	5,466	—	(56,901)	—	15,508	258,705	287,470
IC-EISC - 185	3.5	—	—	—	—	—	—	—	—	—	—	—	—
IC-AEBI Stock Market - 301,302,303,304,305	3.5	—	—	—	—	—	—	—	—	—	—	—	—
	3.5
Total	3.5	164,236	1,915,693	2,099,331	—	492,080	25,952	(11,157)	(739,226)	—	141,966	1,720,000	1,866,980
	3.5
Additional credits and accrued interest thereon:	3.5
SP 74 (2030/1 4022)	3.5	—	—	—	—	—	—	—	—	—	—	—	—
SP 75	3.5	—	—	—	—	—	—	—	—	—	—	—	—
SP 76	3.5	—	—	—	—	—	—	—	—	—	—	—	—
SP 77	3.5	—	—	—	—	—	—	—	—	—	—	—	—
SP 78	3.5	—	—	—	—	—	—	—	—	—	—	—	—
SP 79	3.5	—	—	—	—	—	—	—	—	—	—	—	—
SP 80	3.5	—	—	—	—	—	—	—	—	—	—	—	—
SP 81A	(note a)	—	—	—	—	—	—	—	—	—	—	—	—
SP 82A	(note b)	—	—	—	—	—	—	—	—	—	—	—	—
SP 82B	(note d)	—	—	—	—	—	—	—	—	—	—	—	—
SP 83A	(note d)	—	—	—	—	—	—	—	—	—	—	—	—
SP 83B	(note d)	—	—	—	—	—	—	—	—	—	—	—	—
IC-2-84	(note d)	—	—	2	—	—	—	—	—	—	—	—	2
IC-2-85	(note d)	—	—	—	—	—	—	—	—	—	—	—	—
IC-2-86		—	—	—	—	—	—	—	—	—	—	—	—
IC-2-87	(note c)	—	—	—	—	—	—	—	—	—	—	—	—
IC-2-88	(note b)	—	—	—	—	—	—	—	—	—	—	—	—
Reserve Plus SP 2004-4061	(note e)	—	—	—	—	—	—	—	—	—	—	—	—
Cash Reserve SP	(note f)	—	—	—	—	—	—	—	—	—	—	—	—
IC-Flexible Savings	(note f)	—	—	721	14,795	—	—	—	(816)	(14,152)	—	—	548
IC-Preferred Investors	(note g)	—	—	1	14	—	—	—	(6)	(9)	—	—	—

AMERIPRISE CERTIFICATE COMPANY	SCHEDULE VI
Certificate Reserves
Part 1 - Summary of Changes

		Balance at beginning of period			Additions			Deductions			Balance at close of period
		Number									Number
		of					Charged			Credited	of
		accounts	Amount		Charged	Reserve	to other		Cash	to other	accounts	Amount
		with	of		to profit	payments by	accounts		surrenders	accounts	with	of	Amount
		security	maturity	Amount	and loss	certificate	(per		prior to	(per	security	maturity	of
Description		holders	value	of	or income	holders	part 2)	Maturities	maturity	part 2)	holders	value	reserves

IC-FS-EMP	(note g)	—	—	1	22	—	—	—	(4)	(18)	—	—	1
IC-Investors		—	—	—	—	—	—	—	—	—	—	—	—
IC-Special Deposits U.K.	(note g)	—	—	—	—	—	—	—	—	—	—	—	—
IC-Special Deposits HONG KONG		—	—	—	—	—	—	—	—	—	—	—	—
IC-1-84 - 2013-4061		—	—	—	—	—	—	—	—	—	—	—	—
Cash Reserve VP 2004-4061		—	—	—	—	—	—	—	—	—	—	—	—
Cash Reserve Variable Payment-3mo.		—	—	103	247	(121)	—	—	(2)	(214)	—	—	13
IC-Future Value		—	—	6	1	—	—	—	—	—	—	—	7
IC-Future Value Emp		—	—	—	—	—	—	—	—	—	—	—	—
IC-Stk Mkt, 2004/16/31-4000/16		—	—	74	84	—	—	—	(9)	(100)	—	—	49
IC-MSC		—	—	20	61	—	—	—	(1)	(62)	—	—	18
IC - EISC		—	—	—	—	—	—	—	—	—	—	—	—
IC-AEBI Stk Mkt 2004/31/19-4000/16		—	—	—	—	—	—	—	—	—	—	—	—

Total		—	—	928	15,224	(121)	—	—	(838)	(14,555)	—	—	638

Accrued for additional credits to be allowed at next anniversaries:
SP 74 (2102-4070)		—	—	—	—	—	—	—	—	—	—	—	—
SP 75		—	—	(1)	—	—	—	—	—	—	—	—	(1)
SP 76		—	—	—	—	—	—	—	—	—	—	—	—
SP 77		—	—	—	—	—	—	—	—	—	—	—	—
SP 78		—	—	—	—	—	—	—	—	—	—	—	—
SP 79		—	—	—	—	—	—	—	—	—	—	—	—
SP 80		—	—	—	—	—	—	—	—	—	—	—	—
SP 81A		—	—	—	—	—	—	—	—	—	—	—	—
SP 82A		—	—	—	—	—	—	—	—	—	—	—	—
SP 82B		—	—	—	—	—	—	—	—	—	—	—	—
SP 83A		—	—	—	—	—	—	—	—	—	—	—	—
SP 83B		—	—	—	—	—	—	—	—	—	—	—	—
IC-2-84 - 2019-4061		—	—	—	—	—	—	—	—	—	—	—	—
IC-2-85		—	—	—	—	—	—	—	—	—	—	—	—
IC-2-86		—	—	—	—	—	—	—	—	—	—	—	—
IC-2-87		—	—	—	—	—	—	—	—	—	—	—	—
IC-2-88		—	—	—	—	—	—	—	—	—	—	—	—

AMERIPRISE CERTIFICATE COMPANY	SCHEDULE VI
Certificate Reserves
Part 1 - Summary of Changes

		Balance at beginning of period			Additions			Deductions			Balance at close of period
		Number									Number
		of					Charged			Credited	of
		accounts	Amount		Charged	Reserve	to other		Cash	to other	accounts	Amount
		with	of		to profit	payments by	accounts		surrenders	accounts	with	of	Amount
		security	maturity	Amount	and loss	certificate	(per		prior to	(per	security	maturity	of
Description		holders	value	of	or income	holders	part 2)	Maturities	maturity	part 2)	holders	value	reserves

IC-Stock Mkt - 2019/31-4061 SEC 5 from C2785-81		—	—	—	—	—	—	—	—	—	—	—	—
IC-Market Strategy Certificate (SEC 5 from c2785-81)		—	—	—	—	—	—	—	—	—	—	—	—
IC-EISC		—	—	6,436	906	—	—	—	(122)	(6,013)	—	—	1,207
IC-AEBI Stock Market		—	—	5,904	1,032	—	—	—	(196)	(5,409)	—	—	1,331
	3.5
Total	3.5	—	—	12,339	1,938	—	—	—	(318)	(11,422)	—	—	2,537
	3.5
Total Single Payment - Non Qualified	3.5	164,236	1,915,693	2,112,598	17,162	491,959	25,952	(11,157)	(740,382)	(25,977)	141,966	1,720,000	1,870,155
	3.5
R Series Single-Payment certificates:	3.5
R-76 - 900	3.5	—	—	—	—	—	—	—	—	—	—	—	—
R-77 - 910	3.5	6	22	29	—	—	1	—	(10)	—	4	14	20
R-78 - 911	3.5	14	86	106	—	—	9	—	(55)	—	8	48	60
R-79 - 912	3.5	14	83	97	—	—	7	—	(48)	—	8	46	56
R-80 - 913	(note b)	13	95	103	—	—	12	—	(66)	—	8	44	49
R-81 - 914	(note d)	7	44	43	—	—	1	—	(8)	—	6	36	36
R-82A - 915	(note d)	20	87	75	—	—	3	—	(1)	—	20	85	77
RP-Q - 916	(note e)	73	106	308	—	—	1	—	(35)	—	67	94	274
R-II - 920	(note d)	26	174	118	—	—	8	—	(40)	—	18	121	86
RP-2-84 - 921,922,923,924,925	(note f)	—	—	—	—	—	—	—	—	—	—	—	—
RP-2-85 - 926,927,928,929,930,931, 932,933,934,935,936	(note f)	—	—	—	—	—	—	—	—	—	—	—	—
RP-2-86 - 937	(note g)	—	—	—	—	—	—	—	—	—	—	—	—
RP-2-87 - 938		—	—	—	—	—	—	—	—	—	—	—	—
RP-2-88 - 939	(note a)	—	—	—	—	—	—	—	—	—	—	—	—
Cash Reserve RP - 970		—	—	—	—	—	—	—	—	—	—	—	—
RP-Flexible Savings - 971		38,769	710,726	758,797	—	195,021	7,720	(249)	(318,669)	—	33,623	610,539	642,620
RP-Preferred Investors - 950		—	—	—	—	—	—	—	—	—	—	—	—
Cash Reserve RP-3 mo. - 972		2,068	11,273	12,072	—	1,638	35	(22)	(3,564)	—	1,797	9,518	10,159
RP-Flexible Savings Emp - 973		53	531	730	—	5	10	(6)	(131)	—	42	449	608
RP-Future Value - 975		—	—	—	—	—	—	—	—	—	—	—	—
RP-Future Value Emp - 976		—	—	—	—	—	—	—	—	—	—	—	—
RP-Stock Market - 960		9,231	99,682	108,551	—	20,025	2,338	(455)	(31,098)	—	8,342	91,469	99,361
Market Strategy Cert - 961 (section 1-6 from Report 2785-81-RP-STOCK-VB 2001)	3.5	3,452	85,733	92,582	—	9,892	1,679	—	(19,119)	—	3,214	78,756	85,034
D-1 - sum of SERIES D on Summary page - 400 + 990-993	3.5	36	2,844	3,594	—	—	30	(71)	(498)	—	27	2,464	3,055
	3.5

AMERIPRISE CERTIFICATE COMPANY	SCHEDULE VI
Certificate Reserves
Part 1 - Summary of Changes

		Balance at beginning of period			Additions			Deductions			Balance at close of period
Description		Number of accounts with security holders	Amount of maturity value	Amount of	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	Number of accounts with security holders	Amount of maturity value	Amount of reserves
R-82A	(note d)	—	—	2	3	—	—	—	—	(3)	—	—	2
RP-Q	(note e)	—	—	—	1	—	—	—	—	(1)	—	—	—
R-II	(note d)	—	—	3	7	—	—	—	—	(8)	—	—	2
RP-2-84	(note f)	—	—	—	—	—	—	—	—	—	—	—	—
RP-2-85	(note f)	—	—	—	—	—	—	—	—	—	—	—	—
RP-2-86	(note g)	—	—	—	—	—	—	—	—	—	—	—	—
RP-2-87	0	—	—	—	—	—	—	—	—	—	—	—	—
RP-2-88	(note a)	—	—	—	—	—	—	—	—	—	—	—	—
Cash Reserve RP		—	—	—	—	—	—	—	—	—	—	—	—
RP-Flexible Savings		—	—	379	7,856	—	—	—	(238)	(7,720)	—	—	277
RP-Preferred Investors		—	—	—	—	—	—	—	—	—	—	—	—
Cash Reserve RP-3 mo. Plus		—	—	14	41	(17)	—	—	—	(35)	—	—	3
RP-Flexible Savings Emp		—	—	—	10	—	—	—	—	(10)	—	—	—
RP-Future Value		—	—	—	—	—	—	—	—	—	—	—	—
RP-Future Value Emp		—	—	—	—	—	—	—	—	—	—	—	—
RP-Stock Market		—	—	24	29	—	—	—	(2)	(34)	—	—	17
Market Strategy Cert (2785-81 RP-STOCK VB 2004/4000 & 2016/2031/4016)		—	—	11	21	—	—	—	—	(22)	—	—	10
D-1 - 400		14	49	—	37	—	—	—	(8)	(30)	13	48	(1)

Total		14	49	444	8,034	(17)	—	—	(250)	(7,893)	13	48	318

AMERIPRISE CERTIFICATE COMPANY	SCHEDULE VI
Certificate Reserves
Part 1 - Summary of Changes

		Balance at beginning of period			Additions			Deductions			Balance at close of period
Description		Number of accounts with security holders	Amount of maturity value	Amount of	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	Number of accounts with security holders	Amount of maturity value	Amount of reserves

Accrued for additional credits to be allowed at next anniversaries:	3.25
RP-Stock Market	3.5	—	—	2,417	329	—	—	—	(11)	(2,304)	—	—	431
Market Strategy Cert (C2785-81 2019/2102/4061)	3.5	—	—	1,804	295	—	—	—	(49)	(1,656)	—	—	394

Total		—	—	4,221	624	—	—	—	(60)	(3,960)	—	—	825

Total Single Payment - Qualified	2.5	53,796	911,535	981,870	8,658	226,564	11,854	(803)	(373,652)	(11,853)	47,197	793,731	842,638
	3
Paid-up certificates:	3.5
Series 15 and 20		—	—	—	—	—	—	—	—	—	—	—	—
“ 15A and 22A		—	—	17	—	—	—	(15)	(2)	—	—	—	—
“ I-76 - 640		—	—	400	11	—	—	(148)	(34)	—	—	—	229

Total		—	—	417	11	—	—	(163)	(36)	—	—	—	229

Additional credits and accrued interest thereon:
Series 15 and 20		—	—	—	—	—	—	—	—	—	—	—	—
“ 15A and 22A		3	17	—	—	—	—	—	—	—	—	—	—
“ I-76	2.5 - 3	89	418	36	1	—	—	(16)	(4)	—	40	234	17

Total	2.5-3-3-3.5	92	435	36	1	—	—	(16)	(4)	—	40	234	17
	3
Accrued for additional credits to be allowed at next anniversaries	3.5 (note a)	—	—	—	—	—	—	—	—	—	—	—	—
	(note a)
Total paid-up	(note a)	92	435	453	12	0	0	(179)	(40)	0	40	234	246
	(note a)

AMERIPRISE CERTIFICATE COMPANY	SCHEDULE VI
Certificate Reserves
Part 1 - Summary of Changes

		Balance at beginning of period			Additions			Deductions			Balance at close of period
Description		Number of accounts with security holders	Amount of maturity value	Amount of	Charged to profit and loss or income	Reserve payments by certificate holders	Charged to other accounts (per part 2)	Maturities	Cash surrenders prior to maturity	Credited to other accounts (per part 2)	Number of accounts with security holders	Amount of maturity value	Amount of reserves

Optional settlement certificates:	2.5 - 3
Series IST&G	2.5 - 3	—	—	—	—	—	—	—	—	—	—	—	—
Other series and conversions from Single Payment certificates		—	—	33,788	999	—	183	(1,930)	(3,380)	—	—	—	29,660
Series R-76 thru R-82A - Prod 900		—	—	—	—	—	—	—	—	—	—	—	—
Series R-II & RP-2-84 thru 88 - Prod 921		—	—	43	4	—	—	—	—	—	—	—	47
Reserve Plus Single-Payment (Prod 150)		—	—	68	—	—	—	—	(18)	—	—	—	50
Reserve Plus Flex-Pay & IC-Q-Inst (Prod 650, 651, 652)		—	—	11	—	—	—	—	—	—	—	—	11
Series R-Installment (Prod 980, 981,982)		—	—	22	—	—	—	(3)	—	—	—	—	19
Series R-Single-Payment (Prod 133)		—	—	—	—	—	—	—	—	—	—	—	—
Add’l credits and accrued int. thereon		—	—	2,416	70	—	3	(101)	(203)	(101)	—	—	2,084
Add’l credits and accrued int. thereon-IST&G		—	—	—	—	—	—	—	—	—	—	—	—
Accrued for additional credits to be allowed at next anniversaries		—	—	2	1	—	—	—	—	(3)	—	—	—
Accrued for additional credits to be allowed at next anniversaries-R-76-R-82A & R-II		—	—	—	—	—	—	—	—	—	—	—	—
Accrued for additional credits to be allowed at next anniversaries-IST&G		—	—	—	—	—	—	—	—	—	—	—	—

Total optional settlement		—	—	36,350	1,074	—	186	(2,034)	(3,601)	(104)	—	—	31,871

Due to unlocated cert holders		—	—	148	—	—	34	—	—	(43)	—	—	139

Total certificate reserves		223,503	2,881,727	3,166,654	27,285	729,215	38,130	(14,310)	(1,128,793)	(38,162)	193,773	2,567,971	2,777,937

Certificate Reserves

(In thousands)

December 31, 2011

Additional credits on installment certificates and accrued interest thereon:
Other additions represent:
Transfers from accruals for additional credits to be allowed at next anniversaries	$2
Reconversions of paid-up certificates-charged to paid-up reserves	—
Transfers from maturities to extended maturities, additional credits/interest and advance payments	103
$105

Other deductions represent:
Transfers to reserves on a quarterly basis for Reserve Plus Flexible- Payment, IC-Q-Installment and R-Flexible-Payment	$103
Conversions to optional settlement certificates-credited to optional settlement reserves	77
Conversions to paid-up certificates-credited to paid-up reserves	5
Transfers to extended maturities at maturity	—
$185
Accrual for additional credits to be allowed on installment certificates at next anniversaries:

Other deductions represent:
Transfers to reserves for additional credits on installment certificates	$2

Reserve for death and disability refund options:
Other deductions represent:
Payments, in excess of installment reserves, made to certificate holders who exercised the death and disability refund options.	$—

Reserve for reconversions of paid-up certificates:
The amount shown as charged to profit and loss has been deducted from reserve recoveries in the accompanying Statement of Operations	$—

Other deductions represent:
Amounts credited to installment certificate reserves to mature, on reconversions of paid-up certificates.	$—

Paid-up certificates:
Other additions represent:
Conversions from installment certificates (charged to installment reserves less surrender charges)	$—
Transfers from accrual for additional credits to be allowed at next anniversaries	—
$—
Other deductions represent:
Transfers credited to installment reserves on reconversions to installment certificates	$—
Transfers for accrual for additional credits and accrued interest thereon	—
Transfers to settlement options	—
$—

Certificate Reserves

(In thousands)

December 31, 2011

Part 2 - Descriptions of Additions to Reserves Charged to Other Accounts and Deductions from Reserves Credited to Other Accounts

Default interest on installment certificates:
Other additions represent:
Reconversions of paid-up certificates charged to paid-up reserves	$—

Other deductions represent:
Conversions to paid-up certificates - credited to paid-up reserves	$—
Transfers to advance payments as late payments are credited to certificates	—
$—
Optional settlement certificates:
Other additions represent:
Transfers from installment certificate reserves (less surrender charges), single-payment and Series D certificate reserves upon election of optional settlement privileges	$181
Transfers from paid-up certificate reserves	—
Transfers from accruals for additional credits to be allowed at next anniversaries	3
$184
Other deductions represent:
Transfers to reserve for additional credits and accrued interest thereon	$3
Transfers to optional settlement reserves	101
$104
Single-Payment certificates:
Other additions represent:
Transfers from accruals for additional credits to be allowed at next anniversaries	$—
Transfers from accruals on a quarterly basis on:	—
Reserve Plus Single-Payment	—
Cash Reserve Single-Payment	—
Flexible Savings	14,139
Flexible Savings-Emp	18
Preferred Investors	9
Investors	—
Special Deposits	—
Cash Reserve	—
Cash Reserve-3mo	214
Future Value	—
Stock Market	6,106
Market Strategy	5,466
AEBI Stock Market	—
Equity Index Stock Certificate	—
RP-Q	1
Cash Reserve-RP	—
Cash Reserve-RP-3mo	35
Flexible Saving-RP	7,720
Flexible Savings-RP-Emp	10
Preferred Investors-RP	—
Stock Market-RP	2,338
Market Strategy-RP	1,679
Transfers from accruals at anniversaries maintained in a separate reserve account.	72
$37,807

Certificate Reserves

(In thousands)

December 31, 2011

Part 2 - Descriptions of Additions to Reserves Charged to Other Accounts and Deductions from Reserves Credited to Other Accounts

Single-Payment certificates continued:

Other deductions represent:
Transfers to optional settlement reserves:
Single-Payment	$13,234
R Single-Payment	—
Transfers to reserves for additional credits and accrued interest thereon	(72)
Transfers to a separate reserve account from the accrual account	—
Transfers to reserves on a quarterly basis:
Reserve Plus Single-Payment	—
Cash Reserve Single-Payment	—
Flexible Savings	14,164
Flexible Savings-Emp	18
Preferred Investors	9
Investors	9
Special Deposits	—
Cash Reserve	—
Cash Reserve-3mo	214
Stock Market	6
Market Strategy Cert	100
AEBI Stock Market	62
RP-Q	1
Cash Reserve-RP	—
Cash Reserve-RP-3mo	35
Flexible Saving-RP	7,720
Flexible Savings-RP-Emp	10
Preferred Investors-RP	—
Stock Market-RP	2,338
Transfers to Federal tax withholding	(19)
$37,829

Due to unlocated certificate holders:
Other additions represent:
Amounts equivalent to payments due certificate holders who could not be located	$34

Other deductions represent:
Payments to certificate holders credited to cash	$42

AMERIPRISE CERTIFICATE COMPANY, INC.	CERTIFICATE RESERVES SCHEDULE VI

PART 3

December 31, 2011

PART 3 - INFORMATION REGARDING INSTALLMENT CERTIFICATES

								SEC 5	SEC 6
								DEDUCTION FROM
								RESERVES CASH
								SURRENDERS PRIOR
		NUMBER OF ACCOUNTS W/						TO MATURITY
		CERTIFICATE HOLDERS		AMOUNT OF MATURITY VALUE		AMOUNT OF RESERVES		SURRENDER	OTHER
CERT SERIES		2010	2011	2010	2011	2010	2011	2011	2011
15 INC EXT
ACC Maturity Value & Count
TOTAL		—	—		—	—	—	—	—

20 INC EXT
ACC Maturity Value & Count
TOTAL		—	—		—	—		—	—

15 A INC EXT
ACC Maturity Value & Count
TOTAL		—	—		—	—	—	—	—

22A INC EXT

		1				19			19
ACC Maturity Value & Count
TOTAL		1	—		—	19	—	—	19

I-76

		1				19
			1		25		20

		1		15		14
		15	2	437	31	426	30	49	43
ACC Maturity Value & Count
TOTAL		17	3		56	459	50	49	43

RES+FP
	313-324
	325-336			6		3
	337-348		1		6		3
ACC Maturity Value & Count
TOTAL		0	1	6	6	3	3	—	—

IC-Q-INST
ACC Maturity Value & Count
TOTAL		—	—	—	—	—	—	—	—

IC-Q-IN	181-192
	193-204
	205-216
	217-228	5		48		21
	229-240	7	4	76	42	33	21	1
	241-252		1		36		1	5
	253-264
	265-276	2		12		19
	277-288	1	2	6	12	5	20
	289-300		1		6		5
ACC Maturity Value & Count
TOTAL		15	8	142	96	78	47	6	—

IC-IN-EMP	205-216
	217-228
	229-240
ACC Maturity Value & Count
TOTAL		—	—	—	—	—	—	—	—

IC-I	25-36
	37-48
	49-60
	61-72	3		43		34
	73-84	2	3	25	43	1	39

AMERIPRISE CERTIFICATE COMPANY, INC.	CERTIFICATE RESERVES SCHEDULE VI

PART 3

December 31, 2011

PART 3 - INFORMATION REGARDING INSTALLMENT CERTIFICATES

								SEC 5	SEC 6
								DEDUCTION FROM
								RESERVES CASH
								SURRENDERS PRIOR
		NUMBER OF ACCOUNTS W/						TO MATURITY
		CERTIFICATE HOLDERS		AMOUNT OF MATURITY VALUE		AMOUNT OF RESERVES		SURRENDER	OTHER
CERT SERIES		2010	2011	2010	2011	2010	2011	2011	2011
	85-96		1		16		2	—
	97-108
	109-120
	121-132
	133-144
	145-156
	157-168
	169-180	1		30		10
	181-192	4		52		36		10
	193-204	3	3	54	28	25	24	12
	205-216	1	3	6	54	1	26
	217-228	1	1	6	6	7	1
	229-240							7
ACC Maturity Value & Count
TOTAL		15	11	216	147	114	92	29	—

IC-I-EMP	1-12
	13-24
	25-36
	37-48
	49-60	1		6		7
	61-72		1		6		8
	73-84
	85-96
	97-108
	109-120
	121-132
	133-144
	145-156
	157-168
	169-180	2		72		23
	181-192		2		72		23
	193-204	1		12		9
	205-216		1		12		9
	217-228
ACC Maturity Value & Count
TOTAL		4	4	90	90	39	40	—	—

IC-I95	1-12	319	234			640	1,622	694
	13-24	689	229			2,865	687	221
	25-36	545	602			2,663	3,739	365
	37-48	407	496			2,251	3,306	168
	49-60	414	371			3,181	2,511	163
	61-72	619	356			5,134	3,196	290
	73-84	726	465			5,405	3,956	1,344
	85-96	603	608			4,688	4,533	881
	97-108	413	509			3,113	4,026	557
	109-120	257	328			1,873	2,551	420
	121-132		3				—	341
	133-144	1				1
	145-156		1				1
	157-168	1				1
	169-180		1				1
ACC Maturity Value & Count
TOTAL		4,994	4,203	—	—	31,815	30,129	5,444	—

IC-I95-E	1-12	3	1			25	1
	13-24	7				37		25
	25-36	4	6			14	49	9
	37-48	3	4			39	15
	49-60	3	3			16	29
	61-72	4	3			24	15
	73-84	6	2			17	6	3
	85-96		5				24	2
	97-108
	109-120
	121-132
ACC Maturity Value & Count
TOTAL		30	24	—	—	172	139	39	—

RP-Q-INST	253-264
	265-276
	277-288
	289-300
	301-312	2		16		4
	313-324		2		16		4
	325-336	2		12		8
	337-348		1		6		5	3
ACC Maturity Value & Count
TOTAL		4	3	28	22	12	9	3	—

AMERIPRISE CERTIFICATE COMPANY, INC.	CERTIFICATE RESERVES SCHEDULE VI

PART 3

December 31, 2011

PART 3 - INFORMATION REGARDING INSTALLMENT CERTIFICATES

								SEC 5	SEC 6
								DEDUCTION FROM
								RESERVES CASH
								SURRENDERS PRIOR
		NUMBER OF ACCOUNTS W/						TO MATURITY
		CERTIFICATE HOLDERS		AMOUNT OF MATURITY VALUE		AMOUNT OF RESERVES		SURRENDER	OTHER
CERT SERIES		2010	2011	2010	2011	2010	2011	2011	2011
RP-Q-FP	241-252
	253-264
	265-276
	277-288
	289-300	1		12		11
	301-312		1		12		11
ACC Maturity Value & Count
TOTAL		1	1	12	12	11	11	—	—

RP-Q-IN	205-216
	217-228
	229-240
	241-252	2		12		2
	253-264		2		12		2
ACC Maturity Value & Count
TOTAL		2	2	12	12	2	2	—	—

RP-IN-EMP
ACC Maturity Value & Count
TOTAL		—	—	—	—	—	—	—	—

RP-I
ACC Maturity Value & Count
TOTAL		—	—	—	—	—	—	—	—

RP-I-EMP
ACC Maturity Value & Count
TOTAL (Don’t include in Part 1)		—	—	—	—	—	—	—	—

Inst-R (RP-I95)	1-12	59	88	29,734	10,677	411	277	251
	13-24	86	45	9,278	29,178	366	437	8
	25-36	45	68	3,158	3,305	131	332	104
	37-48	12	34	680	1,314	89	144	23
	49-60	14	12	471	680	177	115
	61-72	30	14	1,085	471	260	219
	73-84	18	27	536	1,000	102	185	65
	85-96	22	14	7,416	308	416	49	61
	97-108	4	3	56	5,984	14	286	50
	109-120							5
	121-132							11
ACC Maturity Value & Count
TOTAL		290	305	52,414	52,917	1,966	2,044	578	—

Inst-R-E -	1-12
(Install R)	13-24
	25-36					3
	37-48	1		24		6
	49-60	2	1	12	24	9	4
	61-72	2	2	612	12		7
	73-84		2		612		12
	85-96
AECC Maturity Value & Count
TOTAL		5	5	648	648	18	23	—	—

TOTAL - ALL SERIES		5,378	4,570	53,568	54,006	34,708	32,589	6,148	62

Ameriprise Certificate Company	SCHEDULE VII

Valuation and Qualifying Accounts

Years ended December 31, 2011, 2010, and 2009

($ thousands)

Year ended December 31, 2011

Reserves	Balance		Balance
deducted from	at	Change in	at
assets to	beginning	reserves/writedowns	end
which they apply	of period	From 2010 to 2011	of period

Allowance for losses:
Conventional first mortgage loans and other loans	7,857	1,118	6,739

Year ended December 31, 2010

Reserves	Balance
deducted from	at	Change in	Balance at
assets to	beginning	reserves/writedowns	end of
which they apply	of period	From 2009 to 2010	period

Allowance for losses:
Conventional first mortgage loans and other loans	15,602	7,745	7,857

Year ended December 31, 2009

Reserves	Balance
deducted from	at	Change in	Balance at
assets to	beginning	reserves/writedowns	end of
which they apply	of period	From 2008 to 2009	period

Allowance for losses:
Conventional first mortgage loans and other loans	15,440	(162)	15,602

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report:

Exhibit	Description

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

10(a)

Investment Advisory and Services Agreement, dated Dec. 31, 2006, between Registrant and Columbia Management Investment Advisers, LLC (formerly RiverSource Investments, LLC), filed electronically on or about Feb 26, 2007 as Exhibit 10(a) to Post-Effective Amendment No. 35 to Registration Statement No. 2-95577 for Ameriprise Flexible Savings Certificate is incorporated herein by reference.

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

10(d)

Transfer Agent Agreement, dated Dec. 31, 2006 between Registrant and Columbia Management Investment Services Corp. (formerly RiverSource Client Service Corporation), filed electronically on or about Feb. 26, 2007 as Exhibit 10(e) to Post-Effective Amendment No. 35 to Registration Statement No. 2-95577 for Ameriprise Flexible Savings Certificate is incorporated herein by reference.

10(e)

Administration and Services Agreement, dated October 1, 2005 between Columbia Management Investment Advisers, LLC (formerly RiverSource Investments, LLC) and Ameriprise Financial, Inc. filed electronically on or about March 10, 2006 as Exhibit 10(s) to Registrant’s Form 10-K is incorporated by reference.

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

*14(b)

Code of Ethics adopted under Rule 17j-1 for Registrant’s investment adviser and principal underwriter, dated July 1, 2011, is filed electronically herewith as Exhibit (14)(b) to Registrant’s Form 10-K.

*24(a)	Directors’ Power of Attorney, dated February 23, 2012, is filed electronically herewith as Exhibit 24 (a) to Registrant’s Form 10-K.

24(b)	Officers’ Power of Attorney, dated Feb. 24, 2009, filed electronically on or about March 3, 2009 as Exhibit 24 (b) to Registrant’s Form 10-K is incorporated by reference.

*31.1	Certification of William F. Truscott pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Ross P. Palacios pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of William F. Truscott and Ross P. Palacios pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 101

The following materials from Ameriprise Certificate Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL: (i) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (ii) Consolidated Balance Sheets at December 31, 2011 and 2010; (iii) Consolidated Statements of Cash Flows for years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Shareholder’s Equity for the years ended December 31, 2011, 2010 and 2009; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

*Filed electronically herewith

E-1