Form 10-Q
period 2012-03-31
AMERIPRISE CERTIFICATE CO
filed 2012-05-02
CIK 52428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2012
Common Shares (par value $10 per share)	150,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF
FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

AMERIPRISE CERTIFICATE COMPANY

FORM 10-Q

AMERIPRISE CERTIFICATE COMPANY

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2012	2011

Investment income	$23,431	$31,020
Investment expenses	5,408	6,953
Net investment income before provision for certificate reserves and income taxes	18,023	24,067
Net provision for certificate reserves	7,081	8,664
Net investment income before income taxes	10,942	15,403
Income tax expense	3,958	5,745
Net investment income	6,984	9,658

Net realized gain (loss) on investments	(2,642)	1,448
Income tax expense (benefit)	(925)	507
Net realized gain (loss) on investments, after-tax	(1,717)	941
Net income	$5,267	$10,599

Supplemental Disclosures:
Net realized gain (loss) on investments:
Net realized gain (loss) on investments before impairment losses on securities	$(39)	$1,537
Total other-than-temporary impairment losses on securities	(966)	—
Portion of loss recognized in other comprehensive income	(1,637)	(89)
Net impairment losses recognized in net realized gain (loss) on investments	(2,603)	(89)
Total net realized gain (loss) on investments	$(2,642)	$1,448

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2012	2011

Net income	$5,267	$10,599
Other comprehensive income, net of tax:
Net unrealized gains (losses) on securities:
Net unrealized securities gains arising during the period	14,226	2,234
Reclassification of net securities (gains) losses included in net income	1,717	(292)
Total other comprehensive income, net of tax	15,943	1,942
Total comprehensive income	$21,210	$12,541

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Qualified Assets
Cash equivalents	$95,198	$74,498
Investments in unaffiliated issuers	2,702,031	2,745,326
Receivables	13,571	26,650
Equity derivatives, purchased	72,370	34,393
Total qualified assets	2,883,170	2,880,867
Deferred taxes, net	52,575	59,218
Total assets	$2,935,745	$2,940,085

Liabilities and Shareholder’s Equity
Liabilities
Certificate reserves	$2,726,501	$2,776,725
Current taxes payable to parent	13,587	12,237
Equity derivatives, written	62,676	28,979
Accounts payable, accrued liabilities and other liabilities	8,099	7,472
Total liabilities	2,810,863	2,825,413

Shareholder’s Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	154,517	160,250
Total retained earnings	15	15
Accumulated other comprehensive loss, net of tax	(31,150)	(47,093)
Total shareholder’s equity	124,882	114,672
Total liabilities and shareholder’s equity	$2,935,745	$2,940,085

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

(in thousands, except share data)

				Retained Earnings
				Appropriated		Accumulated
				for Additional		Other
	Number of		Additional	Interest on		Comprehensive
	Outstanding	Common	Paid-In	Advance		Loss,
	Shares	Shares	Capital	Payments	Unappropriated	Net of Tax	Total

Balance at January 1, 2011	150,000	$1,500	$181,998	$15	$—	$(21,019)	$162,494
Comprehensive income:
Net income	—	—	—	—	10,599	—	10,599
Other comprehensive income, net of tax	—	—	—	—	—	1,942	1,942
Total comprehensive income							12,541
Dividend/return of capital to parent	—	—	(9,401)	—	(10,599)	—	(20,000)
Balance at March 31, 2011	150,000	$1,500	$172,597	$15	$—	$(19,077)	$155,035

Balance at January 1, 2012	150,000	$1,500	$160,250	$15	$—	$(47,093)	$114,672
Comprehensive income:
Net income	—	—	—	—	5,267	—	5,267
Other comprehensive income, net of tax	—	—	—	—	—	15,943	15,943
Total comprehensive income							21,210
Dividend/return of capital to parent	—	—	(5,733)	—	(5,267)	—	(11,000)
Balance at March 31, 2012	150,000	$1,500	$154,517	$15	$—	$(31,150)	$124,882

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities
Net income	$5,267	$10,599
Adjustments to reconcile net income to net cash provided by operating activities:
Interest added to certificate loans	(16)	(16)
Amortization of premiums, accretion of discounts, net	2,317	1,091
Deferred income taxes	(2,829)	(2,062)
Net realized (gain) loss on available-for-sale investments	2,642	(448)
Provision for loan loss	—	(1,000)
Changes in operating assets and liabilities:
Dividends and interest receivable	926	2,262
Certificate reserves, net	4,113	(1,918)
Due to parent for income taxes, net	1,350	4,228
Derivatives, net	(4,280)	1,511
Derivatives collateral, net	2,395	1,567
Other, net	(1,540)	(2,355)
Net cash provided by operating activities	10,345	13,459
Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	13,095	26,081
Maturities, redemptions and calls	171,245	365,505
Purchases	(108,684)	(227,441)
Syndicated loans and commercial mortgage loans:
Sales	—	133
Maturities and redemptions	9,372	18,738
Purchases and fundings	(9,425)	(1,600)
Certificate loans:
Payments	103	82
Fundings	(14)	(41)
Net cash provided by investing activities	75,692	181,457
Cash Flows from Financing Activities
Payments from certificate owners	153,624	247,607
Certificate maturities and cash surrenders	(207,961)	(388,823)
Dividend/return of capital to parent	(11,000)	(20,000)
Net cash used in financing activities	(65,337)	(161,216)
Net increase in cash equivalents	20,700	33,700
Cash equivalents at beginning of period	74,498	182,192
Cash equivalents at end of period	$95,198	$215,892
Supplemental disclosures including non-cash transactions:
Cash paid for income taxes	$3,584	$4,794
Cash paid for interest	8,014	12,942
Certificate maturities and surrenders through loan reductions	137	213

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

Ameriprise Certificate Company (“ACC” or the “Company”), is a wholly owned subsidiary of Ameriprise Financial, Inc. (“Ameriprise Financial”). The accompanying Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). ACC uses the consolidation method of accounting for its wholly owned subsidiary, Investors Syndicate Development Corp. The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial position for the interim periods have been made. All adjustments made were of a normal recurring nature. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Financial Statements and Notes should be read in conjunction with the Financial Statements and Notes in the Annual Report on Form 10-K of ACC for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on February 24, 2012.

ACC evaluated events or transactions that occurred after the consolidated balance sheet date for potential recognition or disclosure through the date the consolidated financial statements were issued.

2.  Recent Accounting Pronouncements

Adoption of New Accounting Standards

Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) updated the accounting standards related to the presentation of comprehensive income. The standard requires entities to present all nonowner changes in stockholder’s equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The standard is effective for interim and annual periods beginning after December 15, 2011. ACC retrospectively adopted the standard in the first quarter of 2012. The adoption of the standard did not have any effect on ACC’s consolidated results of operations and financial condition.

Fair Value

In May 2011, the FASB updated the accounting standards related to fair value measurement and disclosure requirements. The standard requires entities, for assets and liabilities measured at fair value in the statement of financial position which are Level 3 fair value measurements, to disclose quantitative information about unobservable inputs and assumptions used in the measurements, a description of the valuation processes in place, and a qualitative discussion about the sensitivity of the measurements to changes in unobservable inputs and interrelationships between those inputs if a change in those inputs would result in a significantly different fair value measurement. In addition, the standard requires disclosure of fair value by level within the fair value hierarchy for each class of assets and liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed. The standard is effective for interim and annual periods beginning on or after December 15, 2011. ACC adopted the standard in the first quarter of 2012. The adoption of the standard did not have any effect on ACC’s consolidated results of operations and financial condition. See Note 5 for the required disclosures.

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

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

3.  Investments

Investments in unaffiliated issuers were as follows (in thousands):

	March 31, 2012	December 31, 2011
Available-for-Sale:
Fixed maturities, at fair value (amortized cost: 2012, $2,575,597; 2011, $2,644,239)	$2,525,349	$2,568,896
Common and preferred stocks, at fair value (cost: 2012, $1,626; 2011, $1,327)	2,975	2,355
Syndicated loans and commercial mortgage loans, at cost, net of allowance for loan losses (less allowance for loan losses: 2012, $5,810; 2011, $6,739, fair value: 2012, $175,517; 2011, $174,545)	169,670	169,828
Certificate loans — secured by certificate reserves, at cost, which approximates fair value	2,288	2,498
Real estate owned, at fair value less costs to sell	1,749	1,749
Total	$2,702,031	$2,745,326

Available-for-Sale securities distributed by type were as follows:

	March 31, 2012
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$1,290,503	$18,717	$(95,603)	$1,213,617	$(47,154)
Corporate debt securities	547,524	11,508	(551)	558,481	3
Commercial mortgage backed securities	419,656	8,341	(163)	427,834	—
Asset backed securities	315,661	9,682	(2,258)	323,085	(1,190)
U.S. government and agencies obligations	2,253	79	—	2,332	—
Common stocks	1,626	1,350	(1)	2,975	267
Total	$2,577,223	$49,677	$(98,576)	$2,528,324	$(48,074)

	December 31, 2011
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in thousands)
Residential mortgage backed securities	$1,371,856	$18,406	$(115,128)	$1,275,134	$(51,817)
Corporate debt securities	515,491	8,442	(1,168)	522,765	—
Commercial mortgage backed securities	442,905	6,795	(249)	449,451	—
Asset backed securities	311,602	10,479	(3,031)	319,050	(1,249)
U.S. government and agencies obligations	2,385	111	—	2,496	—
Common stocks	1,327	1,028	—	2,355	94
Total	$2,645,566	$45,261	$(119,576)	$2,571,251	$(52,972)

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

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

At March 31, 2012 and December 31, 2011, fixed maturity securities comprised approximately 90% and 91%, respectively, of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, ACC may utilize ratings from other NRSROs or rate the securities internally. At March 31, 2012 and December 31, 2011, approximately $30.8 million and $14.8 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC using criteria similar to those used by NRSROs. A summary of fixed maturity securities by rating was as follows:

	March 31, 2012			December 31, 2011
	Amortized		Percent of Total	Amortized		Percent of Total
Ratings	Cost	Fair Value	Fair Value	Cost	Fair Value	Fair Value
	(in thousands, except percentages)
AAA	$1,260,732	$1,286,068	51%	$1,359,063	$1,381,636	54%
AA	158,093	158,269	6	173,210	172,781	7
A	350,931	350,873	14	310,711	307,875	12
BBB	512,303	518,639	21	491,096	491,575	19
Below investment grade	293,538	211,500	8	310,159	215,029	8
Total fixed maturities	$2,575,597	$2,525,349	100%	$2,644,239	$2,568,896	100%

At March 31, 2012 and December 31, 2011, approximately 32% and 33%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2012
	Less than 12 months			12 months or more			Total
	Number			Number			Number
Description of	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	37	$419,560	$(10,413)	76	$275,822	$(85,190)	113	$695,382	$(95,603)
Corporate debt securities	10	55,246	(524)	1	2,005	(27)	11	57,251	(551)
Commercial mortgage backed securities	3	21,675	(72)	2	10,145	(91)	5	31,820	(163)
Asset backed securities	9	40,261	(358)	11	28,160	(1,900)	20	68,421	(2,258)
Common stocks	2	44	(1)	—	—	—	2	44	(1)
Total	61	$536,786	$(11,368)	90	$316,132	$(87,208)	151	$852,918	$(98,576)

	December 31, 2011
	Less than 12 months			12 months or more			Total
	Number			Number			Number
Description of	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	46	$481,230	$(15,121)	73	$245,467	$(100,007)	119	$726,697	$(115,128)
Corporate debt securities	17	89,457	(1,010)	2	1,876	(158)	19	91,333	(1,168)
Commercial mortgage backed securities	6	36,710	(220)	4	16,346	(29)	10	53,056	(249)
Asset backed securities	17	85,908	(1,899)	10	24,865	(1,132)	27	110,773	(3,031)
Total	86	$693,305	$(18,250)	89	$288,554	$(101,326)	175	$981,859	$(119,576)

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

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Beginning balance	$64,545	$59,855
Credit losses for which an other-than-temporary impairment was previously recognized	2,603	89
Ending balance	$67,148	$59,944

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

The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in accumulated other comprehensive loss:

			Accumulated Other
	Net		Comprehensive
	Unrealized		Loss Related to Net
	Investment	Deferred	Unrealized Investment
	Gains (Losses)	Income Tax	Gains (Losses)
	(in thousands)
Balance at January 1, 2011	$(33,039)	$12,020	$(21,019)
Net unrealized securities gains arising during the period (2)	3,521	(1,287)	2,234
Reclassification of gains included in net income	(448)	156	(292)
Balance at March 31, 2011	$(29,966)	$10,889	$(19,077	)(1)

Balance at January 1, 2012	$(74,315)	$27,222	$(47,093)
Net unrealized securities gains arising during the period (2)	22,774	(8,548)	14,226
Reclassification of losses included in net income	2,642	(925)	1,717
Balance at March 31, 2012	$(48,899)	$17,749	$(31,150	)(1)

(1)        Includes $31.2 million and $21.3 million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities at March 31, 2012 and 2011, respectively.

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

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Gross realized gains	$30	$549
Gross realized losses	(69)	(12)
Other-than-temporary impairments	(2,603)	(89)
Total	$(2,642)	$448

The other-than-temporary impairments for the three months ended March 31, 2012 and 2011 primarily related to credit losses on non-agency residential mortgage backed securities.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Available-for-Sale securities by contractual maturity at March 31, 2012 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$46,282	$46,486
Due after one year through five years	503,018	513,783
Due after five years through 10 years	263	283
Due after 10 years	214	261
	549,777	560,813
Residential mortgage backed securities	1,290,503	1,213,617
Commercial mortgage backed securities	419,656	427,834
Asset backed securities	315,661	323,085
Common stocks	1,626	2,975
Total	$2,577,223	$2,528,324

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

The following tables present a rollforward of the allowance for loan losses for the three months ended and the ending balance of the allowance for loan losses by impairment method and type of loan:

	March 31, 2012
	Commercial
	Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Beginning balance	$2,576	$4,163	$6,739
Charge-offs	—	(929)	(929)
Ending balance	$2,576	$3,234	$5,810

Individually evaluated for impairment	$1,000	$669	$1,669
Collectively evaluated for impairment	1,576	2,565	4,141

	March 31, 2011
	Commercial
	Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Beginning balance	$2,576	$5,281	$7,857
Charge-offs	—	(204)	(204)
Provisions	—	(1,000)	(1,000)
Ending balance	$2,576	$4,077	$6,653

Individually evaluated for impairment	$1,000	$669	$1,669
Collectively evaluated for impairment	1,576	3,408	4,984

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The recorded investment in financing receivables by impairment method and type of loan was as follows:

	March 31, 2012
	Commercial
	Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Individually evaluated for impairment	$4,055	$2,584	$6,639
Collectively evaluated for impairment	121,172	47,669	168,841
Total	$125,227	$50,253	$175,480

	December 31, 2011
	Commercial
	Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Individually evaluated for impairment	$4,125	$3,308	$7,433
Collectively evaluated for impairment	114,532	54,602	169,134
Total	$118,657	$57,910	$176,567

As of March 31, 2012 and December 31, 2011, ACC’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $1.5 million and $2.2 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to ACC’s total loan balance. During the three months ended March 31, 2012 and 2011, ACC sold nil and $133 thousand, respectively, of syndicated loans. There were no significant purchases of financing receivables during the three months ended March 31, 2012 and 2011.

ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.

Credit Quality Information

Nonperforming loans, which are generally loans 90 days or more past due, were $2.8 million and $3.6 million as of March 31, 2012 and December 31, 2011, respectively. All other loans were considered to be performing.

Commercial Mortgage Loans

ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 3.2% and 3.5% of commercial mortgage loans as of March 31, 2012 and December 31, 2011, respectively. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, ACC reviews the concentrations of credit risk by region and property type.

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
	(in thousands)
East North Central	$5,150	$5,171	4%	4%
Middle Atlantic	5,761	5,816	5	5
Mountain	9,014	9,095	7	8
New England	10,993	11,060	9	9
Pacific	28,144	28,171	22	24
South Atlantic	33,895	29,773	27	25
West North Central	22,493	19,632	18	17
West South Central	9,777	9,939	8	8
	125,227	118,657	100%	100%
Less: allowance for loan losses	2,576	2,576
Total	$122,651	$116,081

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
	(in thousands)
Apartments	$33,304	$33,781	26%	28%
Industrial	24,454	24,449	20	21
Office	16,919	17,039	14	14
Retail	26,802	20,402	21	17
Other	23,748	22,986	19	20
	125,227	118,657	100%	100%
Less: allowance for loan losses	2,576	2,576
Total	$122,651	$116,081

Syndicated Loans

ACC’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at March 31, 2012 and December 31, 2011 were $1.1 million and $1.8 million, respectively, which represent 2% and 3% of total syndicated loans at March 31, 2012 and December 31, 2011, respectively.

Troubled Debt Restructurings

During the three months ended March 31, 2012 and 2011, ACC restructured one and two loans, respectively, with recorded investments of $475 thousand and $239 thousand as of March 31, 2012 and 2011, respectively. The troubled debt restructurings did not have a material impact to ACC’s allowance for loan losses or income recognized for the three months ended March 31, 2012 and 2011. There are no commitments to lend additional funds to borrowers whose loans have been restructured.

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

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$95,198	$—	$95,198
Available-for-Sale securities:
Residential mortgage backed securities	—	1,140,880	72,737	1,213,617
Corporate debt securities	—	529,372	29,109	558,481
Commercial mortgage backed securities	—	401,893	25,941	427,834
Asset backed securities	—	291,466	31,619	323,085
U.S. government and agencies obligations	441	1,891	—	2,332
Common stocks	846	1,484	645	2,975
Total Available-for-Sale securities	1,287	2,366,986	160,051	2,528,324
Equity derivatives, purchased	—	72,370	—	72,370
Total assets at fair value	$1,287	$2,534,554	$160,051	$2,695,892

Liabilities
Certificate reserves	$—	$9,844	$—	$9,844
Equity derivatives, written	—	62,676	—	62,676
Total liabilities at fair value	$—	$72,520	$—	$72,520

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$74,498	$—	$74,498
Available-for-Sale securities:
Residential mortgage backed securities	—	1,200,672	74,462	1,275,134
Corporate debt securities	—	509,781	12,984	522,765
Commercial mortgage backed securities	—	449,451	—	449,451
Asset backed securities	—	285,120	33,930	319,050
U.S. government and agencies obligations	458	2,038	—	2,496
Common stocks	653	1,362	340	2,355
Total Available-for-Sale securities	1,111	2,448,424	121,716	2,571,251
Equity derivatives, purchased	—	34,389	4	34,393
Total assets at fair value	$1,111	$2,557,311	$121,720	$2,680,142

Liabilities
Certificate reserves	$—	$5,551	$—	$5,551
Equity derivatives, written	—	28,979	—	28,979
Total liabilities at fair value	$—	$34,530	$—	$34,530

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Residential				Commercial				Common
	Mortgage		Corporate		Mortgage		Asset		and
	Backed		Debt		Backed		Backed		Preferred
	Securities		Securities		Securities		Securities		Stocks	Derivatives	Total
	(in thousands)

Balance, January 1, 2012	$74,462		$12,984		$—		$33,930		$340	$4	$121,720
Total gains (losses) included in:
Net income	(2,602	)(1)	(9	)(2)	(2	)(2)	75	(2)	—	—	(2,538)
Other comprehensive income	4,824		25		357		253		9	—	5,468
Purchases	—		17,730		2,037		—		296	—	20,063
Sales	—		—		—		—		—	(4)	(4)
Settlements	(3,947)		(1,621)		—		(2,639)		—	—	(8,207)
Transfers into Level 3	—		—		23,549		—		—	—	23,549
Balance, March 31, 2012	$72,737		$29,109		$25,941		$31,619		$645	$—	$160,051

Change in unrealized gains included in net income related to Level 3 assets held at March 31, 2012	$(2,602	)(1)	$(9	)(2)	$(2	)(2)	$75	(2)	$—	$—	$(2,538)

(1)  Represents a $(2,603) loss included in net realized gain (loss) on investments and $1 included in investment income in the Consolidated Statements of Operations.

(2) Included in investment income in the Consolidated Statements of Operations.

	Available-for-Sale Securities
	Residential			Commercial			Common
	Mortgage		Corporate	Mortgage	Asset		and
	Backed		Debt	Backed	Backed		Preferred
	Securities		Securities	Securities	Securities		Stocks	Derivatives	Total
	(in thousands)

Balance, January 1, 2011	$902,859		$7,536	$10,189	$101,672		$344	$6	$1,022,606
Total gains (losses) included in:
Net income	263	(1)	—	—	906	(2)	—	—	1,169
Other comprehensive income	8,220		(67)	(8)	231		23	—	8,399
Purchases	69,704		—	12,508	14,999		—	—	97,211
Sales	(20)		—	—	—		—	—	(20)
Settlements	(85,223)		(3,598)	—	(9,717)		—	—	(98,538)
Transfers out of Level 3	—		—	(10,189)	—		—	—	(10,189)
Balance, March 31, 2011	$895,803		$3,871	$12,500	$108,091		$367	$6	$1,020,638

Change in unrealized gains included in net income related to Level 3 assets held at March 31, 2011	$263	(1)	$—	$—	$906	(2)	$—	$—	$1,169

(1) Represents a $(89) loss included in net realized gain (loss) on investments and $352 included in investment income in the Consolidated Statements of Operations.

(2) Included in investment income in the Consolidated Statements of Operations.

Securities transferred from Level 3 to Level 2 represent securities with fair values that are now obtained from third party pricing services with observable inputs. Securities transferred from Level 2 to Level 3 represent securities with fair values that are now based on a single non-binding broker quote. ACC recognizes transfers between levels of the fair value hierarchy as of the beginning of the quarter in which each transfer occurred. For assets and liabilities held at the end of the reporting period that are measured at fair value on a recurring basis, there were no transfers between Level 1 and Level 2.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table provides a summary of the significant unobservable inputs used in the fair value measurements developed by ACC or reasonably available to ACC of Level 3 assets and liabilities at March 31, 2012:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
(in thousands)
Residential mortgage	72,737	Discounted cash flow	Constant prepayment rate	0.5% - 12.3% (2.5%)
backed securities			Annual default rate	0.9% - 18.0% (11.2%)
			Loss severity	34.0% - 70.0% (57.0%)
			Yield/spread to Treasury	6.4% - 20.9% (8.9%)

Asset backed securities	5,801	Discounted cash flow	Constant prepayment rate	4.0% - 7.7% (4.2%)
			Annual default rate	5.0% - 5.6% (5.0%)
			Loss severity	78.0% - 100.0% (79.0%)
			Yield/Spread to Treasury	12.7% - 14.0% (13.9%)

Level 3 measurements not included in the table above are obtained from non-binding broker quotes where unobservable inputs are not reasonably available to ACC.

Sensitivity of Fair Value Measurements to Changes in Unobservable Inputs

Except for prepayment inputs, significant increases (decreases) in the unobservable inputs used in the fair value measurement of Level 3 residential mortgage backed and asset backed securities in isolation could result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the constant prepayment rate in isolation could result in a significantly higher (lower) fair value measurement. Generally a change in the assumption used for the annual default rate is accompanied by a directionally similar change in the assumptions used for loss severity and yield/spread to U.S. Treasuries and a directionally opposite change in the assumption used for prepayment rates.

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

Cash Equivalents

Cash equivalents include highly liquid investments with original maturities of 90 days or less. ACC’s cash equivalents are classified as Level 2 and measured at amortized cost, which is a reasonable estimate of fair value because of the short time between the purchase of the instrument and its expected realization.

Investments in Unaffiliated Issuers (Available-for-Sale Securities)

When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from third party pricing services, non-binding broker quotes, or other model-based valuation techniques. Level 1 securities primarily include U.S. Treasuries and common stocks. Level 2 securities primarily include residential mortgage backed securities, commercial mortgage backed securities, asset backed securities, municipal and corporate bonds, U.S. agency securities and common stock. The fair value of these Level 2 securities is based on a market approach with prices obtained from third party pricing services. Observable inputs used to value these securities can include, but are not limited to, reported trades, benchmark yields, issuer spreads and non-binding broker quotes. Level 3 securities primarily include certain non-agency residential mortgage backed securities, asset backed securities, commercial mortgage backed securities, corporate bonds and common stocks. The fair value of corporate bonds, commercial mortgage backed securities and certain asset backed securities classified as Level 3 is typically based on a single non-binding broker quote. The underlying inputs used for the non-binding broker quotes are not readily available to ACC. The fair value of certain asset backed securities and non-agency residential mortgage backed securities classified as Level 3 is obtained from third party pricing services who use significant unobservable inputs to estimate the fair value.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

In consideration of the above, management is responsible for the fair values recorded on the financial statements. Prices received from third party pricing services are subjected to exception reporting that identifies investments with significant daily price movements as well as no movements. ACC reviews the exception reporting and resolves the exceptions through reaffirmation of the price or recording an appropriate fair value estimate. ACC also performs subsequent transaction testing. ACC performs annual due diligence of third party pricing services. ACC’s due diligence procedures include assessing the vendor’s valuation qualifications, control environment, analysis of asset-class specific valuation methodologies, and understanding of sources of market observable assumptions and unobservable assumptions, if any, employed in the valuation methodology. ACC also considers the results of its exception reporting controls and any resulting price challenges that arise.

Derivatives (Equity Derivatives, Purchased and Written)

The fair values of derivatives that are traded in less active over-the-counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at March 31, 2012 and December 31, 2011. See Note 6 for further information on the credit risk of derivative instruments and related collateral.

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

	March 31, 2012
		Fair Value				December 31, 2011
	Carrying Value	Level 1	Level 2	Level 3	Total	Carrying Value	Fair Value
	(in thousands)
Financial Assets
Syndicated loans	$47,019	$—	$46,276	$860	$47,136	$53,747	$52,486
Commercial mortgage loans	122,651	—	—	128,381	128,381	116,081	122,059
Certificate loans	2,288	—	2,288	—	2,288	2,498	2,498
Financial Liabilities
Certificate reserves	$2,716,657	$—	$—	$2,703,905	$2,703,905	$2,771,174	$2,752,333

Syndicated Loans

The fair value of syndicated loans is obtained from a third party pricing service or non-binding broker quotes. Syndicated loans that are priced by multiple non-binding broker quotes are classified as Level 2 and loans priced using a single non-binding broker quote are classified as Level 3.

Commercial Mortgage Loans

The fair value of commercial mortgage loans, except those with significant credit deterioration, is determined by discounting contractual cash flows using discount rates that reflect current pricing for loans with similar remaining maturities and characteristics including loan-to-value ratio, occupancy rate, refinance risk, debt-service coverage, location, and property condition. For commercial mortgage loans with significant credit deterioration, fair value is determined using the same adjustments as above with an additional adjustment for ACC’s estimate of the amount recoverable on the loan. Given the significant unobservable inputs to this valuation, these measurements are classified as Level 3.

Certificate Loans

The fair value of certificate loans is determined using discounted cash flows. The fair value of certificate loans is classified as Level 2 as the discount rate used to determine fair value is based on market interest rates.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Certificate Reserves

The fair value of investment certificate reserves is determined by discounting cash flows using discount rates that reflect current pricing for assets with similar terms and characteristics, with adjustments for early withdrawal behavior, penalty fees, expense margin and ACC’s nonperformance risk specific to these liabilities. Given the use of significant unobservable inputs to this valuation, the measurement is classified as Level 3.

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

ACC uses derivatives as economic hedges of equity risk related to stock market certificates. ACC does not designate any derivatives for hedge accounting. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives, by type of derivative and product:

		Asset			Liability
Derivatives not designated as hedging instruments	Balance Sheet Location	March 31, 2012	December 31, 2011	Balance Sheet Location	March 31, 2012	December 31, 2011
		(in thousands)			(in thousands)
Equity
Stock market certificates	Equity derivatives, purchased	$72,370	$34,389	Equity derivatives, written	$62,676	$28,979
Equity warrants	Equity derivatives, purchased	—	4	N/A	—	—
Stock market certificates embedded derivatives	N/A	—	—	Certificate reserves	9,844	5,551
Total		$72,370	$34,393		$72,520	$34,530

N/A  Not applicable.

See Note 5 for additional information regarding ACC’s fair value measurement of derivative instruments.

The following tables present a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operations for the three months ended March 31:

		Amount of Gain (Loss) on
Derivatives Not Designated as	Location of Gain (Loss) on	Derivatives Recognized in Income
Hedging Instruments	Derivatives Recognized in Income	2012	2011
		(in thousands)
Equity
Stock market certificates	Net provision for certificate reserves	$5,183	$2,573
Equity warrants	Investment income	—	68
Stock market certificates embedded derivatives	Net provision for certificate reserves	(3,893)	(2,796)
Total		$1,290	$(155)

Ameriprise Stock Market Certificates (“SMC”) offer a return based upon the relative change in a major stock market index between the beginning and end of the SMC’s term. The SMC product contains an embedded derivative. The equity based return of the certificate must be separated from the host contract and accounted for as a derivative instrument. As a result of fluctuations in equity markets, and the corresponding changes in value of the embedded derivative, the amount of expenses incurred by ACC related to the SMC product will positively or negatively impact reported earnings. As a means of hedging its obligations under the provisions for these certificates, ACC purchases and writes call options on the S&P 500 Index. ACC views this strategy as a prudent management of equity market sensitivity, such that earnings are not exposed to undue risk presented by changes in equity market levels. The gross notional amount of these derivative contracts was $1.2 billion and $1.3 billion at March 31, 2012 and December 31, 2011, respectively. ACC also purchases futures on the S&P 500 Index to economically hedge its obligations. The futures are marked-to-market daily and exchange traded, exposing ACC to no counterparty risk. The gross notional amount of these derivative contracts was $351 thousand and $313 thousand at March 31, 2012 and December 31, 2011, respectively.

Equity warrants were received as part of a syndicated loan restructuring and do not constitute a hedge of underlying assets or liabilities.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Credit Risk

Credit risk associated with ACC’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, ACC has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements whenever practical. As of March 31, 2012 and December 31, 2011, ACC held $3.4 million and $1.0 million, respectively, in cash equivalents and recorded a corresponding liability in other liabilities for collateral ACC is obligated to return to counterparties. As of March 31, 2012 and December 31, 2011, ACC’s maximum credit exposure related to derivative assets after considering netting arrangements with counterparties and collateral arrangements was approximately $6.3 million and $4.5 million, respectively.

7.  Contingencies

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

8.  Income Taxes

The effective tax rate was 36.5% and 37.1% for the three months ended March 31, 2012 and 2011, respectively.

ACC is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains. Consideration is given to, among other things in making this determination, i) future taxable income exclusive of reversing temporary differences and carryforwards, ii) future reversals of existing taxable temporary differences, iii) taxable income in prior carryback years, and iv) tax planning strategies. Based on analysis of ACC’s tax positions, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of March 31, 2012 and December 31, 2011.

If recognized, approximately $1.0 million, net of federal tax benefits, of the unrecognized tax benefits as of both March 31, 2012 and December 31, 2011, would affect the effective tax rate.

ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized interest and penalties of nil for both the three months ended March 31, 2012 and 2011. ACC had $1.1 million accrued for the payment of interest and penalties at both March 31, 2012 and December 31, 2011.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. Based on the current audit position of ACC, it is estimated that the total amount of gross unrecognized tax benefits may decrease by $469 thousand in the next 12 months.

ACC files income tax returns, as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial, in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Internal Revenue Service (“IRS”) recently completed its field examination of the 1997 through 2007 tax returns, as part of the overall examination of the American Express Company consolidated returns. However, for federal income tax purposes, these years, except for 2007, continue to remain open as a consequence of certain issues under appeal. The IRS is currently conducting an examination of Ameriprise Financial’s U.S. income tax returns for 2008 and 2009. ACC’s or its subsidiary’s state income tax returns are currently under examination by various jurisdictions for years ranging from 1999 through 2009. Ameriprise Financial’s federal and state income tax returns remain open for years after 2009.

AMERIPRISE CERTIFICATE COMPANY

ITEM 2.  MANAGEMENT’S NARRATIVE ANALYSIS

The following information should be read in conjunction with Ameriprise Certificate Company’s (“ACC”) Financial Statements and related notes presented in Part I, Item 1. This discussion may contain forward-looking statements that reflect ACC’s plans, estimates and beliefs. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed under “Forward-Looking Statements.” ACC believes it is useful to read its management’s narrative analysis in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on February 24, 2012 (“2011 10-K”), as well as its current reports on Form 8-K and other publicly available information.

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

Critical Accounting Policies

ACC’s critical accounting policies are discussed in detail in “Management’s Narrative Analysis — Critical Accounting Policies” in its 2011 10-K.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their expected impact on ACC’s future results of operations or financial condition, see Note 2 to the consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2012 and 2011

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

Net income decreased $5.3 million, or 50%, to $5.3 million for the three months ended March 31, 2012, compared to $10.6 million for the prior year period, primarily due to other-than-temporary impairments on mortgage backed securities and a decrease in investment income as a result of lower average yields and lower investment balances, partially offset by decreases in investment expenses and net provision for certificate reserves.

Investment income decreased $7.6 million, or 24%, to $23.4 million for the three months ended March 31, 2012 compared to $31.0 million for the prior year period. This decrease is primarily the result of lower average yields on invested assets and lower investment balances due to net outflows of certificates driven by the low interest rate environment.

Investment expenses decreased $1.5 million, or 22%, to $5.4 million for the three months ended March 31, 2012 compared to $7.0 million in the prior year period. This decrease is primarily due to lower distribution fees and investment advisory and services fees as a result of lower certificate reserve balances compared to the prior year period.

Net provision for certificate reserves decreased $1.6 million, or 18%, to $7.1 million for the three months ended March 31, 2012 compared to $8.7 million in the prior year period. This decrease is a result of lower certificate balances primarily driven by client outflows as well as a decrease in interest crediting rates.

AMERIPRISE CERTIFICATE COMPANY

Net realized loss on investments before income taxes was $2.6 million for the three months ended March 31, 2012 compared to net realized gain on investments before income taxes of $1.4 million for the prior year period. Included in net realized investment losses for the three months ended March 31, 2012 were other-than-temporary impairments of $2.6 million, which related primarily to credit losses on non-agency residential mortgage backed securities. For the 2011 period, net realized gain on investments included a decrease in the syndicated loans reserve of $1.2 million primarily due to improvement of underlying credit as well as gains from sales, tenders and calls of Available-for-Sale securities.

The effective tax rate was 36.5% for the three months ended March 31, 2012 compared to 37.1% for the three months ended March 31, 2011.

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

ACC’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s Chief Executive Officer and Chief Financial Officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2012.

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

ITEM 1A.  RISK FACTORS

There have been no material changes in the risk factors provided in Part I, Item 1A of ACC’s 2011 10-K.

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

AMERIPRISE CERTIFICATE COMPANY
(Registrant)

Date: May 2, 2012	/s/ William F. Truscott
William F. Truscott
Chief Executive Officer

Date: May 2, 2012	/s/ Ross P. Palacios
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

* 101

The following materials from Ameriprise Certificate Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in XBRL: (i) Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011; (iii) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (iv) Consolidated Statements of Shareholder’s Equity for the three months ended March 31, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (vi) Notes to the Consolidated Financial Statements, tagged as blocks of text.

* Filed electronically herewithin.

E-1