Form 10-Q
period 2012-06-30
AMERIPRISE CERTIFICATE CO
filed 2012-08-06
CIK 52428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2012
Common Shares (par value $10 per share)	150,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

AMERIPRISE CERTIFICATE COMPANY

FORM 10-Q

AMERIPRISE CERTIFICATE COMPANY

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Investment income	$22,148	$30,590	$45,579	$61,610
Investment expenses	5,152	6,759	10,560	13,712
Net investment income before provision for certificate reserves and income taxes	16,996	23,831	35,019	47,898
Net provision for certificate reserves	6,866	7,793	13,947	16,457
Net investment income before income taxes	10,130	16,038	21,072	31,441
Income tax expense	3,658	6,158	7,616	11,903
Net investment income	6,472	9,880	13,456	19,538

Net realized gain (loss) on investments	(2,748)	(236)	(5,390)	1,212
Income tax expense (benefit)	(962)	(83)	(1,887)	424
Net realized gain (loss) on investments, after-tax	(1,786)	(153)	(3,503)	788
Net income	$4,686	$9,727	$9,953	$20,326

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$(7,596)	$(5,492)	$(8,562)	$(5,492)
Portion of loss recognized in other comprehensive income (before taxes)	4,953	4,387	3,316	4,298
Net impairment losses recognized in net realized gain (loss) on investments	$(2,643)	$(1,105)	$(5,246)	$(1,194)

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$4,686	$9,727	$9,953	$20,326
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized securities gains (losses) arising during the period	1,645	(3,408)	15,871	(1,174)
Reclassification of net securities (gains) losses included in net income	1,769	(208)	3,486	(500)
Total other comprehensive income (loss), net of tax	3,414	(3,616)	19,357	(1,674)
Total comprehensive income	$8,100	$6,111	$29,310	$18,652

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Qualified Assets
Cash equivalents	$142,087	$74,498
Investments in unaffiliated issuers	2,669,760	2,745,326
Receivables	13,663	26,650
Equity derivatives, purchased	54,016	34,393
Total qualified assets	2,879,526	2,880,867
Deferred taxes, net	52,063	59,218
Total assets	$2,931,589	$2,940,085

Liabilities and Shareholder’s Equity
Liabilities
Certificate reserves	$2,733,208	$2,776,725
Current taxes payable to parent	4,149	12,237
Equity derivatives, written	45,940	28,979
Accounts payable, accrued liabilities and other liabilities	15,310	7,472
Total liabilities	2,798,607	2,825,413

Shareholder’s Equity
Common shares ($10 par value, 150,000 shares authorized and issued)	1,500	1,500
Additional paid-in capital	154,517	160,250
Total retained earnings	4,701	15
Accumulated other comprehensive loss, net of tax	(27,736)	(47,093)
Total shareholder’s equity	132,982	114,672
Total liabilities and shareholder’s equity	$2,931,589	$2,940,085

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

(in thousands, except share data)

				Retained Earnings
				Appropriated
				for Additional		Accumulated
	Number of		Additional	Interest on		Other Comprehensive
	Outstanding	Common	Paid-In	Advance		Loss,
	Shares	Shares	Capital	Payments	Unappropriated	Net of Tax	Total

Balance at January 1, 2011	150,000	$1,500	$181,998	$15	$—	$(21,019)	$162,494
Comprehensive income:
Net income	—	—	—	—	20,326	—	20,326
Other comprehensive loss, net of tax	—	—	—	—	—	(1,674)	(1,674)
Total comprehensive income							18,652
Dividend/return of capital to parent	—	—	(16,674)	—	(20,326)	—	(37,000)
Balance at June 30, 2011	150,000	$1,500	$165,324	$15	$—	$(22,693)	$144,146

Balance at January 1, 2012	150,000	$1,500	$160,250	$15	$—	$(47,093)	$114,672
Comprehensive income:
Net income	—	—	—	—	9,953	—	9,953
Other comprehensive income, net of tax	—	—	—	—	—	19,357	19,357
Total comprehensive income							29,310
Dividend/return of capital to parent	—	—	(5,733)	—	(5,267)	—	(11,000)
Balance at June 30, 2012	150,000	$1,500	$154,517	$15	$4,686	$(27,736)	$132,982

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities
Net income	$9,953	$20,326
Adjustments to reconcile net income to net cash provided by operating activities:
Interest added to certificate loans	(54)	(66)
Amortization of premiums, accretion of discounts, net	4,524	(876)
Deferred income taxes	(4,262)	1,354
Net realized loss on Available-for-Sale securities	5,363	770
Other net realized (gain) loss	27	(1,041)
Provision for loan loss	—	(941)
Changes in operating assets and liabilities:
Dividends and interest receivable	745	4,930
Certificate reserves, net	2,217	(4,766)
Due to parent for income taxes, net	(8,088)	479
Derivatives, net	(2,662)	3,737
Derivatives collateral, net	854	(946)
Other, net	(2,619)	1,505
Net cash provided by operating activities	5,998	24,465

Cash Flows from Investing Activities
Available-for-Sale securities:
Sales	13,782	36,903
Maturities, redemptions and calls	359,024	715,873
Purchases	(270,845)	(579,014)
Syndicated loans and commercial mortgage loans:
Sales	—	133
Maturities and redemptions	26,915	34,828
Purchases and fundings	(10,625)	(8,950)
Certificate loans:
Payments	201	197
Fundings	(127)	(93)
Net cash provided by investing activities	118,325	199,877

Cash Flows from Financing Activities
Payments from certificate owners	366,667	410,406
Certificate maturities and cash surrenders	(412,401)	(679,642)
Dividend/return of capital to parent	(11,000)	(37,000)
Net cash used in financing activities	(56,734)	(306,236)

Net increase (decrease) in cash equivalents	67,589	(81,894)
Cash equivalents at beginning of period	74,498	182,192
Cash equivalents at end of period	$142,087	$100,298

Supplemental disclosures including non-cash transactions:
Cash paid for income taxes	$17,132	$10,196
Cash paid for interest	15,508	23,841
Certificate maturities and surrenders through loan reductions	218	332

See Notes to Consolidated Financial Statements.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

Ameriprise Certificate Company (“ACC” or the “Company”), is a wholly owned subsidiary of Ameriprise Financial, Inc. (“Ameriprise Financial”). The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain reclassifications of prior period amounts have been made to conform to the current presentation. ACC uses the consolidation method of accounting for its wholly owned subsidiary, Investors Syndicate Development Corp. The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods have been made. Except for the adjustment described below, all adjustments made were of a normal recurring nature. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Annual Report on Form 10-K of ACC for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on February 24, 2012.

In the second quarter of 2011, ACC made an adjustment for additional bond discount accretion investment income related to prior periods resulting from revisions to the accounting classification of certain structured securities which resulted in a $3.0 million pretax benefit ($1.9 million after-tax). Management has determined that the effect of this adjustment is immaterial to all current and prior periods presented.

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

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

3.  Investments

Investments in unaffiliated issuers were as follows (in thousands):

	June 30, 2012	December 31, 2011
Available-for-Sale Securities:
Fixed maturities, at fair value (amortized cost: 2012, $2,554,178; 2011, $2,644,239)	$2,509,417	$2,568,896
Common stocks, at fair value (cost: 2012, $1,626; 2011, $1,327)	2,848	2,355
Syndicated loans and commercial mortgage loans, at cost, net of allowance for loan losses (allowance for loan losses: 2012, $5,810; 2011, $6,739; fair value: 2012, $159,033; 2011, $174,545)	153,424	169,828
Certificate loans – secured by certificate reserves, at cost, which approximates fair value	2,260	2,498
Real estate owned, at fair value less costs to sell	1,811	1,749
Total	$2,669,760	$2,745,326

Available-for-Sale securities distributed by type were as follows:

	June 30, 2012
		Gross	Gross
		Unrealized	Unrealized		Noncredit
Description of Securities	Amortized Cost	Gains	Losses	Fair Value	OTTI (1)
	(in thousands)
Residential mortgage backed securities	$1,258,471	$17,336	$(88,382)	$1,187,425	$(49,650)
Corporate debt securities	555,466	10,965	(1,334)	565,097	3
Commercial mortgage backed securities	406,043	9,574	(246)	415,371	—
Asset backed securities	332,122	9,199	(1,956)	339,365	(1,035)
U.S. government and agencies obligations	2,076	83	—	2,159	—
Common stocks	1,626	1,224	(2)	2,848	236
Total	$2,555,804	$48,381	$(91,920)	$2,512,265	$(50,446)

	December 31, 2011
		Gross	Gross
		Unrealized	Unrealized		Noncredit
Description of Securities	Amortized Cost	Gains	Losses	Fair Value	OTTI (1)
	(in thousands)
Residential mortgage backed securities	$1,371,856	$18,406	$(115,128)	$1,275,134	$(51,817)
Corporate debt securities	515,491	8,442	(1,168)	522,765	—
Commercial mortgage backed securities	442,905	6,795	(249)	449,451	—
Asset backed securities	311,602	10,479	(3,031)	319,050	(1,249)
U.S. government and agencies obligations	2,385	111	—	2,496	—
Common stocks	1,327	1,028	—	2,355	94
Total	$2,645,566	$45,261	$(119,576)	$2,571,251	$(52,972)

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

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

At June 30, 2012 and December 31, 2011, fixed maturity securities comprised approximately 89% and 91%, respectively, of ACC’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch Ratings Ltd. (“Fitch”). ACC uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, ACC may utilize ratings from other NRSROs or rate the securities internally. At June 30, 2012 and December 31, 2011, approximately $30.8 million and $14.8 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC using criteria similar to those used by NRSROs. A summary of fixed maturity securities by rating was as follows:

	June 30, 2012			December 31, 2011
	Amortized		Percent of Total	Amortized		Percent of Total
Ratings	Cost	Fair Value	Fair Value	Cost	Fair Value	Fair Value
	(in thousands, except percentages)
AAA	$1,227,409	$1,250,584	50%	$1,359,063	$1,381,636	54%
AA	130,374	131,999	5	173,210	172,781	7
A	420,383	420,664	17	310,711	307,875	12
BBB	472,000	477,769	19	491,096	491,575	19
Below investment grade	304,012	228,401	9	310,159	215,029	8
Total fixed maturities	$2,554,178	$2,509,417	100%	$2,644,239	$2,568,896	100%

At June 30, 2012 and December 31, 2011, approximately 32% and 33%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2012
	Less than 12 months			12 months or more			Total
	Number			Number			Number
Description of	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	27	$214,630	$(4,041)	85	$434,766	$(84,341)	112	$649,396	$(88,382)
Corporate debt securities	12	65,208	(1,318)	1	2,015	(16)	13	67,223	(1,334)
Commercial mortgage backed securities	7	38,765	(238)	1	7,262	(8)	8	46,027	(246)
Asset backed securities	10	45,425	(349)	12	28,209	(1,607)	22	73,634	(1,956)
Common stocks	2	108	(2)	—	—	—	2	108	(2)
Total	58	$364,136	$(5,948)	99	$472,252	$(85,972)	157	$836,388	$(91,920)

	December 31, 2011
	Less than 12 months			12 months or more			Total
	Number			Number			Number
Description of	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(in thousands, except number of securities)
Residential mortgage backed securities	46	$481,230	$(15,121)	73	$245,467	$(100,007)	119	$726,697	$(115,128)
Corporate debt securities	17	89,457	(1,010)	2	1,876	(158)	19	91,333	(1,168)
Commercial mortgage backed securities	6	36,710	(220)	4	16,346	(29)	10	53,056	(249)
Asset backed securities	17	85,908	(1,899)	10	24,865	(1,132)	27	110,773	(3,031)
Total	86	$693,305	$(18,250)	89	$288,554	$(101,326)	175	$981,859	$(119,576)

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

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Beginning balance	$67,148	$59,944	$64,545	$59,855
Credit losses for which an other-than-temporary impairment was not previously recognized	541	639	541	639
Credit losses for which an other-than-temporary impairment was previously recognized	2,102	466	4,705	555
Ending balance	$69,791	$61,049	$69,791	$61,049

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

The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in accumulated other comprehensive loss:

			Accumulated Other
	Net		Comprehensive
	Unrealized		Loss Related to Net
	Investment	Deferred	Unrealized Investment
	Gains (Losses)	Income Tax	Gains (Losses)
	(in thousands)
Balance at January 1, 2011	$(33,039)	$12,020	$(21,019)
Net unrealized securities losses arising during the period (2)	(1,887)	713	(1,174)
Reclassification of gains included in net income	(770)	270	(500)
Balance at June 30, 2011	$(35,696)	$13,003	$(22,693	)(1)

Balance at January 1, 2012	$(74,315)	$27,222	$(47,093)
Net unrealized securities gains arising during the period (2)	25,413	(9,542)	15,871
Reclassification of losses included in net income	5,363	(1,877)	3,486
Balance at June 30, 2012	$(43,539)	$15,803	$(27,736	)(1)

(1)   Includes $32.8 million and $23.3 million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities at June 30, 2012 and 2011, respectively.

(2)   Net unrealized securities gains (losses) arising during the period include other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income during the period.

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Gross realized gains	$29	$1,427	$59	$1,976
Gross realized losses	(107)	—	(176)	(12)
Other-than-temporary impairments	(2,643)	(1,105)	(5,246)	(1,194)
Total	$(2,721)	$322	$(5,363)	$770

Other-than-temporary impairments for the three months and six months ended June 30, 2012 and 2011 primarily related to credit losses on non-agency residential mortgage backed securities.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Available-for-Sale securities by contractual maturity at June 30, 2012 were as follows:

	Amortized
	Cost	Fair Value
	(in thousands)
Due within one year	$17,597	$17,756
Due after one year through five years	539,518	549,006
Due after five years through 10 years	213	213
Due after 10 years	214	281
	557,542	567,256
Residential mortgage backed securities	1,258,471	1,187,425
Commercial mortgage backed securities	406,043	415,371
Asset backed securities	332,122	339,365
Common stocks	1,626	2,848
Total	$2,555,804	$2,512,265

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

The following tables present a rollforward of the allowance for loan losses for the six months ended and the ending balance of the allowance for loan losses by impairment method and type of loan:

	June 30, 2012
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

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The recorded investment in financing receivables by impairment method and type of loan was as follows:

	June 30, 2012
	Commercial
	Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Individually evaluated for impairment	$3,987	$2,584	$6,571
Collectively evaluated for impairment	110,255	42,408	152,663
Total	$114,242	$44,992	$159,234

	December 31, 2011
	Commercial
	Mortgage Loans	Syndicated Loans	Total
	(in thousands)
Individually evaluated for impairment	$4,125	$3,308	$7,433
Collectively evaluated for impairment	114,532	54,602	169,134
Total	$118,657	$57,910	$176,567

As of June 30, 2012 and December 31, 2011, ACC’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $1.5 million and $2.2 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to ACC’s total loan balance. During the three months and six months ended June 30, 2011, ACC sold nil and $133 thousand, respectively, of syndicated loans. There were no significant sales of syndicated loans during the three months and six months ended June 30, 2012. There were no significant purchases of financing receivables during the three months and six months ended June 30, 2012 and 2011.

ACC has not acquired any loans with deteriorated credit quality as of the acquisition date.

Credit Quality Information

Nonperforming loans, which are generally loans 90 days or more past due, were $2.8 million and $3.6 million as of June 30, 2012 and December 31, 2011, respectively. All other loans were considered to be performing.

Commercial Mortgage Loans

ACC reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 3.5% of total commercial mortgage loans as of both June 30, 2012 and December 31, 2011, respectively. Loans with the highest risk rating represent distressed loans which ACC has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, ACC reviews the concentrations of credit risk by region and property type.

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	June 30,	December 31,	June 30,	December 31,
	2012	2011	2012	2011
	(in thousands)
East North Central	$5,130	$5,171	4%	4%
Middle Atlantic	5,706	5,816	5	5
Mountain	8,863	9,095	8	8
New England	10,919	11,060	10	9
Pacific	28,367	28,171	25	24
South Atlantic	33,254	29,773	29	25
West North Central	14,117	19,632	12	17
West South Central	7,886	9,939	7	8
	114,242	118,657	100%	100%
Less: allowance for loan losses	2,576	2,576
Total	$111,666	$116,081

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	June 30,	December 31,	June 30,	December 31,
	2012	2011	2012	2011
	(in thousands)
Apartments	$32,222	$33,781	29%	28%
Industrial	24,104	24,449	21	21
Office	15,064	17,039	13	14
Retail	26,316	20,402	23	17
Other	16,536	22,986	14	20
	114,242	118,657	100%	100%
Less: allowance for loan losses	2,576	2,576
Total	$111,666	$116,081

Syndicated Loans

ACC’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at June 30, 2012 and December 31, 2011 were $1.1 million and $1.8 million, respectively, which represent 2% and 3% of total syndicated loans at June 30, 2012 and December 31, 2011, respectively.

Troubled Debt Restructurings

The following table presents the number of loans restructured by ACC during the period and the recorded investment in restructured loans at the end of the period:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Number	Recorded	Number	Recorded	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment	of Loans	Investment	of Loans	Investment
	(in thousands, except number of loans)
Syndicated loans	—	$—	—	$—	1	$475	2	$239

The troubled debt restructurings did not have a material impact to ACC’s allowance for loan losses or income recognized for the three months and six months ended June 30, 2012 and 2011. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.

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

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$142,087	$—	$142,087
Available-for-Sale securities:
Residential mortgage backed securities	—	1,085,439	101,986	1,187,425
Corporate debt securities	—	535,861	29,236	565,097
Commercial mortgage backed securities	—	389,468	25,903	415,371
Asset backed securities	—	309,656	29,709	339,365
U.S. government and agencies obligations	460	1,699	—	2,159
Common stocks	788	1,772	288	2,848
Total Available-for-Sale securities	1,248	2,323,895	187,122	2,512,265
Equity derivatives, purchased	—	54,016	—	54,016
Total assets at fair value	$1,248	$2,519,998	$187,122	$2,708,368

Liabilities
Certificate reserves	$—	$8,282	$—	$8,282
Equity derivatives, written	—	45,940	—	45,940
Total liabilities at fair value	$—	$54,222	$—	$54,222

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$—	$74,498	$—	$74,498
Available-for-Sale securities:
Residential mortgage backed securities	—	1,200,672	74,462	1,275,134
Corporate debt securities	—	509,781	12,984	522,765
Commercial mortgage backed securities	—	449,451	—	449,451
Asset backed securities	—	285,120	33,930	319,050
U.S. government and agencies obligations	458	2,038	—	2,496
Common stocks	653	1,362	340	2,355
Total Available-for-Sale securities	1,111	2,448,424	121,716	2,571,251
Equity derivatives, purchased	—	34,389	4	34,393
Total assets at fair value	$1,111	$2,557,311	$121,720	$2,680,142

Liabilities
Certificate reserves	$—	$5,551	$—	$5,551
Equity derivatives, written	—	28,979	—	28,979
Total liabilities at fair value	$—	$34,530	$—	$34,530

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Residential				Commercial
	Mortgage		Corporate		Mortgage		Asset
	Backed		Debt		Backed		Backed		Common
	Securities		Securities		Securities		Securities		Stocks	Derivatives	Total
	(in thousands)

Balance, April 1, 2012	$72,737		$29,109		$25,941		$31,619		$645	$—	$160,051
Total gains (losses) included in:
Net income	(2,652	)(1)	(15	)(2)	(7	)(2)	67	(2)	—	—	(2,607)
Other comprehensive income	5,125		139		(31)		303		(22)	—	5,514
Purchases	21,992		—		—		—		—	—	21,992
Settlements	(6,121)		—		—		(2,280)		—	—	(8,401)
Transfers into Level 3	10,905		3		—		—		—	—	10,908
Transfers out of Level 3	—		—		—		—		(335)	—	(335)
Balance, June 30, 2012	$101,986		$29,236		$25,903		$29,709		$288	$—	$187,122

Change in unrealized gains (losses) included in net income related to Level 3 assets held at June 30, 2012	$(2,652	)(1)	$(15	)(2)	$(7	)(2)	$67	(2)	$—	$—	$(2,607)

(1)   Represents a $(2,643) loss included in net realized gain (loss) on investments and a $(9) loss included in investment income in the Consolidated Statements of Operations.

(2)   Included in investment income in the Consolidated Statements of Operations.

	Available-for-Sale Securities
	Residential		Commercial
	Mortgage	Corporate	Mortgage		Asset
	Backed	Debt	Backed		Backed		Common
	Securities	Securities	Securities		Securities		Stocks	Derivatives		Total
	(in thousands)
Balance, April 1, 2011	$895,803	$3,871	$12,500		$108,091		$367	$6		$1,020,638
Total gains (losses) included in:
Net income	787 (1)	—	(1	)(2)	1,916	(2)	—	(2	)(2)	2,700
Other comprehensive income	(9,227)	(19)	212		(2,113)		12	—		(11,135)
Purchases	217,060	—	11,012		—		—	—		228,072
Settlements	(78,384)	(336)	—		(8,913)		—	—		(87,633)
Transfers into Level 3	—	—	—		—		4	—		4
Transfers out of Level 3	(19,628)	—	(23,723)		—		(85)	—		(43,436)
Balance, June 30, 2011	$1,006,411	$3,516	$—		$98,981		$298	$4		$1,109,210

Change in unrealized gains (losses) included in net income related to Level 3 assets held at June 30, 2011	$760 (3)	$—	$—		$1,916	(2)	$—	$(2	)(2)	$2,674

(1)   Represents a $(1,105) loss included in net realized gain (loss) on investments and a $1,892 gain included in investment income in the Consolidated Statements of Operations.

(2)   Included in investment income in the Consolidated Statements of Operations.

(3)   Represents a $(1,105) loss included in net realized gain (loss) on investments and a $1,865 gain included in investment income in the Consolidated Statements of Operations.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities
	Residential				Commercial
	Mortgage		Corporate		Mortgage		Asset
	Backed		Debt		Backed		Backed		Common
	Securities		Securities		Securities		Securities		Stocks	Derivatives	Total
	(in thousands)

Balance, January 1, 2012	$74,462		$12,984		$—		$33,930		$340	$4	$121,720
Total gains (losses) included in:
Net income	(5,254	)(1)	(24	)(2)	(9	)(2)	142	(2)	—	—	(5,145)
Other comprehensive income	9,949		164		326		556		(13)	—	10,982
Purchases	21,992		17,730		2,037		—		296	—	42,055
Sales	—		—		—		—		—	(4)	(4)
Settlements	(10,068)		(1,621)		—		(4,919)		—	—	(16,608)
Transfers into Level 3	10,905		3		23,549		—		—	—	34,457
Transfers out of Level 3	—		—		—		—		(335)	—	(335)
Balance, June 30, 2012	$101,986		$29,236		$25,903		$29,709		$288	$—	$187,122

Change in unrealized gains (losses) included in net income related to Level 3 assets held at June 30, 2012	$(5,254	)(1)	$(24	)(2)	$(9	)(2)	$142	(2)	$—	$—	$(5,145)

(1)   Represents a $(5,246) loss included in net realized gain (loss) on investments and a $(8) loss included in investment income in the Consolidated Statements of Operations.

(2)   Included in investment income in the Consolidated Statements of Operations.

	Available-for-Sale Securities
	Residential		Commercial
	Mortgage	Corporate	Mortgage		Asset
	Backed	Debt	Backed		Backed		Common
	Securities	Securities	Securities		Securities		Stocks	Derivatives		Total
	(in thousands)
Balance, January 1, 2011	$902,859	$7,536	$10,189		$101,672		$344	$6		$1,022,606
Total gains (losses) included in:
Net income	1,049 (1)	—	(1	)(2)	2,822	(2)	—	(2	)(2)	3,868
Other comprehensive income	(1,006)	(86)	204		(1,882)		35	—		(2,735)
Purchases	286,764	—	23,520		14,999		—	—		325,283
Settlements	(163,627)	(3,934)	—		(18,630)		—	—		(186,191)
Transfers into Level 3	—	—	—		—		4	—		4
Transfers out of Level 3	(19,628)	—	(33,912)		—		(85)	—		(53,625)
Balance, June 30, 2011	$1,006,411	$3,516	$—		$98,981		$298	$4		$1,109,210

Change in unrealized gains (losses) included in net income related to Level 3 assets held at June 30, 2011	$1,003 (3)	$—	$—		$2,822	(2)	$—	$(2	)(2)	$3,823

(1)   Represents a $(1,194) loss included in net realized gain (loss) on investments and a $2,243 gain included in investment income in the Consolidated Statements of Operations.

(2)   Included in investment income in the Consolidated Statements of Operations.

(3)   Represents a $(1,194) loss included in net realized gain (loss) on investments and a $2,197 gain included in investment income in the Consolidated Statements of Operations.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Securities transferred from Level 3 to Level 2 represent securities with fair values that are now obtained from a third party pricing service with observable inputs. Securities transferred from Level 2 to Level 3 represent securities with fair values that are now based on a single non-binding broker quote. ACC recognizes transfers between levels of the fair value hierarchy as of the beginning of the quarter in which each transfer occurred. For assets and liabilities held at the end of the reporting period that are measured at fair value on a recurring basis, there were no transfers between Level 1 and Level 2.

The following table provides a summary of the significant unobservable inputs used in the fair value measurements developed by ACC or reasonably available to ACC of Level 3 assets and liabilities at June 30, 2012:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
(in thousands)
Corporate debt securities (private placements)	$29,229	Discounted cash flow	Yield/spread to U.S. Treasuries	1.0% - 1.8% (1.6%)

Residential mortgage backed securities	$80,814	Discounted cash flow	Constant prepayment rate	0.5% - 10.5% (2.7%)
			Annual default rate	1.2% - 18.0% (10.8%)
			Loss severity	34.0% - 75.0% (57.0%)
			Yield/Spread to U.S. Treasuries	6.3% - 16.7% (8.5%)

Asset backed securities	$5,227	Discounted cash flow	Constant prepayment rate	4.0% - 7.7% (4.2%)
			Annual default rate	5.0% - 5.6% (5.0%)
			Loss severity	73.0% - 100.0% (74.0%)
			Yield/Spread to U.S. Treasuries	12.5% - 12.9% (12.9%)

Level 3 measurements not included in the table above are obtained from non-binding broker quotes where unobservable inputs are not reasonably available to ACC.

Sensitivity of Fair Value Measurements to Changes in Unobservable Inputs

Except for prepayment inputs, significant increases (decreases) in the unobservable inputs used in the fair value measurement of Level 3 corporate debt, residential mortgage backed and asset backed securities in isolation could result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the constant prepayment rate in isolation could result in a significantly higher (lower) fair value measurement. Generally a change in the assumption used for the annual default rate is accompanied by a directionally similar change in the assumptions used for loss severity and yield/spread to U.S. Treasuries and a directionally opposite change in the assumption used for prepayment rates.

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

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Investments in Unaffiliated Issuers (Available-for-Sale Securities)

When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from third party pricing services, non-binding broker quotes, or other model-based valuation techniques. Level 1 securities primarily include U.S. Treasuries and common stocks. Level 2 securities primarily include residential mortgage backed securities, commercial mortgage backed securities, asset backed securities, municipal and corporate bonds, U.S. agency securities and common stock. The fair value of these Level 2 securities is based on a market approach with prices obtained from third party pricing services. Observable inputs used to value these securities can include, but are not limited to, reported trades, benchmark yields, issuer spreads and non-binding broker quotes. Level 3 securities primarily include certain non-agency residential mortgage backed securities, asset backed securities, commercial mortgage backed securities, corporate bonds and common stocks. The fair value of corporate bonds, commercial mortgage backed securities and certain asset backed securities classified as Level 3 is typically based on a single non-binding broker quote. The underlying inputs used for some of the non-binding broker quotes are not readily available to ACC. The fair value of certain asset backed securities and non-agency residential mortgage backed securities classified as Level 3 is obtained from third party pricing services who use significant unobservable inputs to estimate the fair value.

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

Derivatives (Equity Derivatives, Purchased and Written)

The fair value of derivatives that are traded in less active over-the-counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at June 30, 2012 and December 31, 2011. See Note 6 for further information on the credit risk of derivative instruments and related collateral.

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

	June 30, 2012					December 31, 2011
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total	Carrying Value	Fair Value
	(in thousands)

Financial Assets
Syndicated loans	$41,758	$—	$41,058	$541	$41,599	$53,747	$52,486
Commercial mortgage loans	111,666	—	—	117,434	117,434	116,081	122,059
Certificate loans	2,260	—	2,260	—	2,260	2,498	2,498
Financial Liabilities
Certificate reserves	$2,724,926	$—	$—	$2,711,832	$2,711,832	$2,771,174	$2,752,333

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

ACC uses derivatives as economic hedges of equity risk related to stock market certificates. ACC does not designate any derivatives for hedge accounting. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives, by type of derivative and product:

		Asset			Liability
Derivatives not designated as	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
hedging instruments	Location	2012	2011	Location	2012	2011
		(in thousands)			(in thousands)
Equity
Stock market certificates	Equity derivatives, purchased	$54,016	$34,389	Equity derivatives, written	$45,940	$28,979
Equity warrants	Equity derivatives, purchased	—	4	N/A	—	—
Stock market certificates embedded derivatives	N/A	—	—	Certificate reserves	8,282	5,551
Total		$54,016	$34,393		$54,222	$34,530

N/A Not applicable.

See Note 5 for additional information regarding ACC’s fair value measurement of derivative instruments.

AMERIPRISE CERTIFICATE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operations:

		Amount of Gain (Loss) on
		Derivatives Recognized in Income
		Three Months	Six Months
Derivatives Not Designated as	Location of Gain (Loss) on	Ended	Ended
Hedging Instruments	Derivatives Recognized in Income	June 30, 2012	June 30, 2012
		(in thousands)
Equity
Stock market certificates	Net provision for certificate reserves	$(1,186)	$3,997
Stock market certificates embedded derivatives	Net provision for certificate reserves	444	(3,449)
Total		$(742)	$548

		Amount of Gain (Loss) on
		Derivatives Recognized in Income
		Three Months	Six Months
Derivatives Not Designated as	Location of Gain (Loss) on	Ended	Ended
Hedging Instruments	Derivatives Recognized in Income	June 30, 2011	June 30, 2011
		(in thousands)
Equity
Stock market certificates	Net provision for certificate reserves	$380	$2,953
Equity warrants	Investment income	(16)	52
Stock market certificates embedded derivatives	Net provision for certificate reserves	(188)	(2,561)
Total		$176	$444

Ameriprise Stock Market Certificates (“SMC”) offer a return based upon the relative change in a major stock market index between the beginning and end of the SMC’s term. The SMC product contains an embedded derivative. The equity based return of the certificate must be separated from the host contract and accounted for as a derivative instrument. As a result of fluctuations in equity markets, and the corresponding changes in value of the embedded derivative, the amount of expenses incurred by ACC related to the SMC product will positively or negatively impact reported earnings. As a means of hedging its obligations under the provisions for these certificates, ACC purchases and writes call options on the S&P 500 Index. ACC views this strategy as a prudent management of equity market sensitivity, such that earnings are not exposed to undue risk presented by changes in equity market levels. The gross notional amount of these derivative contracts was $1.2 billion and $1.3 billion at June 30, 2012 and December 31, 2011, respectively. ACC also purchases futures on the S&P 500 Index to economically hedge its obligations. The futures are marked-to-market daily and exchange traded, exposing ACC to no counterparty risk. The gross notional amount of these derivative contracts was $339 thousand and $313 thousand at June 30, 2012 and December 31, 2011, respectively.

Equity warrants were received as part of a syndicated loan restructuring and do not constitute a hedge of underlying assets or liabilities.

Credit Risk

Credit risk associated with ACC’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, ACC has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements whenever practical. As of June 30, 2012 and December 31, 2011, ACC held $1.9 million and $1.0 million, respectively, in cash equivalents and recorded a corresponding liability in other liabilities for collateral ACC is obligated to return to counterparties. As of June 30, 2012 and December 31, 2011, ACC’s maximum credit exposure related to derivative assets after considering netting arrangements with counterparties and collateral arrangements was approximately $6.3 million and $4.5 million, respectively.

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

8.  Income Taxes

The effective tax rate was 36.5% for both the three months and six months ended June 30, 2012, compared to 38.5% and 37.8% for the three months and six months ended June 30, 2011, respectively.

ACC is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains. Consideration is given to, among other things in making this determination, i) future taxable income exclusive of reversing temporary differences and carryforwards, ii) future reversals of existing taxable temporary differences, iii) taxable income in prior carryback years, and iv) tax planning strategies. Based on analysis of ACC’s tax positions, management believes it is more likely than not that ACC’s results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable ACC to utilize all of the deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of June 30, 2012 and December 31, 2011.

As of both June 30, 2012 and December 31, 2011, ACC had $736 thousand of gross unrecognized tax benefits.  If recognized, approximately $1.0 million, net of federal tax benefits, of the unrecognized tax benefits as of both June 30, 2012 and December 31, 2011, would affect the effective tax rate.

ACC recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. ACC recognized nil in interest and penalties for the three months and six months ended June 30, 2012 and $1.0 million in interest and penalties for the three months and six months ended June 30, 2011. ACC had $1.1 million accrued for the payment of interest and penalties at both June 30, 2012 and December 31, 2011.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. Based on the current audit position of ACC, it is estimated that the total amount of gross unrecognized tax benefits may decrease by $469 thousand in the next 12 months.

ACC files income tax returns, as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial, in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Internal Revenue Service (“IRS”) recently completed its field examination of the 1997 through 2007 tax returns, as part of the overall examination of the American Express Company consolidated returns. However, for federal income tax purposes, these years, except for 2007, continue to remain open as a consequence of certain issues under appeal. The IRS is currently conducting an examination of Ameriprise Financial’s U.S. income tax returns for 2008 and 2009. ACC’s or its subsidiary’s state income tax returns are currently under examination by various jurisdictions for years ranging from 1999 through 2009. Ameriprise Financial’s federal and state income tax returns, which include ACC, remain open for years after 2009.

ITEM 2.  MANAGEMENT’S NARRATIVE ANALYSIS

The following information should be read in conjunction with Ameriprise Certificate Company’s (“ACC”) Financial Statements and related notes presented in Part I, Item 1. This discussion may contain forward-looking statements that reflect ACC’s plans, estimates and beliefs. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed under “Forward-Looking Statements.” ACC believes it is useful to read its management’s narrative analysis in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on February 24, 2011 (“2011 10-K”), as well as its current reports on Form 8-K and other publicly available information.

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

ACC’s future profitability is dependent upon changes in the economic, credit and equity environments, as well as the competitive environment. Ameriprise Financial and unaffiliated third parties offer certain competing products which have demonstrated strong appeal to investors. On July 10, 2012, Ameriprise Financial announced its intention to transition its federal savings bank subsidiary, Ameriprise Bank, FSB, to a non-depository national trust bank by year-end 2012, subject to regulatory approvals. At this time, this action is not expected to have a material impact on ACC’s results of operations.

ACC re-launched the Cash Reserve Certificate product in the second quarter of 2012.  This product offers clients higher liquidity than ACC’s other currently offered certificates.

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

Results of Operations for the Six Months Ended June 30, 2012 and 2011

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

Net income decreased $10.4 million, or 51%, to $10.0 million for the six months ended June 30, 2012, compared to $20.3 million for the prior year period, primarily due to other-than-temporary impairments on non-agency residential mortgage backed securities and a decrease in investment income as a result of lower average yields and lower investment balances, partially offset by decreases in investment expenses and net provision for certificate reserves due to lower reserve balances. Results for the six months ended June 30, 2011 included a $1.9 million after-tax adjustment for revisions to certain accretion calculations in ACC’s valuation of mortgage backed and asset backed securities.

Investment income decreased $16.0 million, or 26%, to $45.6 million for the six months ended June 30, 2012, compared to $61.6 million for the prior year period. This decrease is primarily the result of lower average yields on invested assets and lower investment balances due to net outflows of certificates driven by the low interest rate environment. Investment income for the six months ended June 30, 2011 included a $3.0 million adjustment for revisions to certain accretion calculations in ACC’s valuation of mortgage backed and asset backed securities.

Investment expenses decreased $3.2 million, or 23%, to $10.6 million for the six months ended June 30, 2012, compared to $13.7 million in the prior year period. This decrease is primarily due to lower distribution fees and investment advisory and services fees as a result of lower certificate reserve balances compared to the prior year period.

Net provision for certificate reserves decreased $2.5 million, or 15%, to $13.9 million for the six months ended June 30, 2012, compared to $16.5 million in the prior year period. This decrease is a result of lower certificate balances primarily driven by client outflows as well as a decrease in interest crediting rates.

Net realized loss on investments before income taxes was $5.4 million for the six months ended June 30, 2012 compared to net realized gain on investments before income taxes of $1.2 million for the prior year period. Included in net realized investment losses for the six months ended June 30, 2012 were other-than-temporary impairments of $5.2 million, which related primarily to credit losses on non-agency residential mortgage backed securities. For the 2011 period, net realized gain on investments included a decrease in the syndicated loans reserve of $1.1 million, primarily due to improvement of underlying credit, as well as gains from sales, tenders and calls of Available-for-Sale securities offset by other-than-temporary impairments on non-agency residential mortgage backed securities and a change in the valuation of real estate owned.

The effective tax rate was 36.5% for the six months ended June 30, 2012 compared to 37.8% for the six months ended June 30, 2011.

It is possible there will be corporate tax reform in the next few years. While impossible to predict, corporate tax reform is likely to include a reduction in the corporate tax rate coupled with reductions in tax preferred items. Any changes could have a material impact on ACC’s income tax expense and the deferred tax balances.

Fair Value Measurements

ACC reports certain assets and liabilities at fair value; specifically, derivatives, embedded derivatives, and most investments and cash equivalents. Fair value assumes the exchange of assets or liabilities occurs in orderly transactions. Companies are not permitted to use market prices that are the result of a forced liquidation or distressed sale. ACC includes actual market price or observable inputs in its fair value measurements to the extent available. Broker quotes are obtained when quotes from pricing services are not available. ACC validates prices obtained from third parties through a variety of means such as: price variance analysis, subsequent sales testing, stale price review, price comparison across pricing vendors and due diligence reviews of vendors. See Note 5 to the consolidated financial statements for additional information regarding ACC’s fair value measurements.

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

ACC’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, ACC’s Chief Executive Officer and Chief Financial Officer have concluded that ACC’s disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2012.

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

AMERIPRISE CERTIFICATE COMPANY
(Registrant)

Date: August 6, 2012	/s/ William F. Truscott
William F. Truscott
Chief Executive Officer

Date: August 6, 2012	/s/ Ross P. Palacios
Ross P. Palacios
Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description

3(a)

Amended and Restated Certificate of Incorporation of American Express Certificate Company, dated August 1, 2005, filed electronically on or about March 10, 2006 as Exhibit 3(a) to Registrant’s Form 10-K, is incorporated by reference.

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